Form 10-Q
period 1996-06-30
AMERIGON INC
filed 1996-08-14
CIK 903129

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to ________________.

Commission File Number:               0 - 21810

                                AMERIGON INCORPORATED

                California                        95-431855-4
                    ----------------------------------------------

                404 East Huntington Drive, Monrovia, California 91016
                ------------------------------------------------------

                                    (818) 932-1200
                    ----------------------------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirement for the past 90 days.     Yes  X  No
                                                          ---    ---

    At August 12, 1996 the registrant had 7,068,500 shares of Class A Common Stock; no par value; 0 shares of Class B Common Stock, no par value; and 0 shares Preferred Stock, no par value, issued and outstanding.




                                         (1)

                                AMERIGON INCORPORATED

                                  TABLE OF CONTENTS





Part I.       FINANCIAL INFORMATION

    Item 1.   Condensed Financial Statements

              Condensed Balance Sheet                                 3


              Condensed Statement of Operations                       4

              Condensed Statement of Cash Flows                       5

              Notes to Condensed Financial Statements                 6

    Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations          8


Part II       OTHER INFORMATION                                      12


              Signature                                              12

                                         (2)

                                AMERIGON INCORPORATED
                           (A DEVELOPMENT STAGE ENTERPRISE)

                               CONDENSED BALANCE SHEET
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         December 31,            June 30,
                                                                            1995                  1996
                                                                         --------------------------------
                                            ASSETS                                             (unaudited)
Current Assets:
         Cash and cash equivalents                                            $4,486                $204
         Accounts receivable less allowance of $100                            1,052               2,993
         Unbilled revenue                                                      1,468               4,202
         Inventories, primarily raw materials                                    243                 141
         Prepaid expenses and other assets                                       961                 746
                                                                         --------------------------------
              Total current assets                                             8,210               8,286

Property and Equipment, net                                                      785                 792
                                                                         --------------------------------
            Total Assets                                                      $8,995              $9,078
                                                                         --------------------------------
                                                                         --------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                                     $1,123                $872
         Deferred revenue                                                         94                 161
         Accrued liabilities                                                     512                 601
         Accrued excess contract costs                                                             1,225
         Bank loan payable                                                                         3,159
                                                                         --------------------------------
            Total current liabilities                                          1,729               6,018
                                                                         --------------------------------
Long Term Portion of Lease Liability                                              68                  60
                                                                         --------------------------------

Shareholders' Equity:
         Preferred stock, no par value; 5,000,000 shares
            authorized, none issued and outstanding
         Common stock:
            Class A - no par value; 17,000,000 shares authorized,
              4,086,500 and 4,050,000 issued and outstanding
              at June 30, 1996 and December 31, 1995, respectively
              (An additional 3,000,000 shares held in escrow)                 17,270              17,321
            Class B - no par value; 3,000,000 shares authorized,
              none issued and outstanding
         Contributed capital                                                   3,115               3,115
         Deficit accumulated during development stage                        (13,187)            (17,436)
                                                                         --------------------------------
              Total shareholders' equity                                       7,198               3,000
                                                                         --------------------------------
              Total Liabilities and Shareholders' Equity                      $8,995              $9,078
                                                                         --------------------------------
                                                                         --------------------------------

          See accompanying notes to the condensed financial statements.




                                       (3)

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)


                        CONDENSED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                        From
                                                                                                   April 30,1991
                                           Three Months              Six Months                     (inception)
                                          Ended June 30,            Ended June 30,                   to June 30,
                                          1995       1996           1995     1996                       1996
                                          ----------------          --------------                -------------
                                            (unaudited)               (unaudited)                    (unaudited)
Revenues:
  Development contracts and
    related grants                         $1,509    $2,260         $2,180    $6,114                  $14,056
  Grants                                      180         -            406         -                    6,696
                                           -----------------        -----------------                ---------
         Total revenues                     1,689     2,260          2,586     6,114                   20,752
                                           -----------------        -----------------                ---------

Costs And Expenses:
  Direct development contract and
    related grant costs                     1,443     4,824          2,066     8,145                   14,231
  Direct grant costs                          152         -            324         -                    5,221
  Research and development                    678       615          1,333       999                    7,658
  Selling, general and administrative,
    including reimbursable expenses           644       705          1,433     1,260                   11,637
                                           -----------------        -----------------                ---------
         Total Costs and Expenses           2,917     6,144          5,156    10,404                   38,747
                                           -----------------        -----------------                ---------

Operating Loss                             (1,228)   (3,884)        (2,570)   (4,290)                 (17,995)
                                           -----------------        -----------------                ---------
Interest Income                                38         5            105        41                      559

                                           -----------------        -----------------                ---------
Net Loss                                  ($1,190)  ($3,879)       ($2,465)  ($4,249)                ($17,436)
                                           -----------------        -----------------                ---------
                                           -----------------        -----------------                ---------

Net Loss Per Share                         ($0.36)   ($0.95)        ($0.75)   ($1.05)
                                           -----------------        -----------------
                                           -----------------        -----------------

Weighted Average Number
  Of Shares Outstanding                     3,300     4,063          3,300     4,056
                                           -----------------        -----------------
                                           -----------------        -----------------

         See accompanying notes for the condensed financial statements.


                                       (4)

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)


                        CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      From
                                                                                                 April 30, 1991
                                                                      Six Months                 (inception) To
                                                                    Ended June 30,                   June 30,
                                                                  1995         1996                   1995
                                                                ----------------------           ---------------
                                                                    (unaudited)                    (unaudited)
Operating Activities:
   Net Loss                                                   ($2,465)       ($4,249)                ($17,436)
   Adjustments to reconcile net loss to
         cash used in operating activities:
      Depreciation and amortization                               168            166                      720
      Provision for doubtful accounts                                                                     110
      Stock option compensation                                                                           712
      Contributed capital - founders'
         services without cash compensation                                                               300
      Change in operating assets and liabilities:
           Accounts receivable                                   (151)        (1,941)                  (3,103)
           Unbilled revenue                                        67         (2,734)                  (4,202)
           Inventory                                             (494)           102                     (141)
           Prepaid expenses and other assets                     (227)           215                     (745)
           Accounts payable                                       288           (251)                     872
           Deferred revenue                                       242             67                      161
           Accrued liabilities                                     65             89                      601
           Accrued excess contract costs                                       1,225                    1,225
                                                                ----------------------                ---------
      Net cash used in operating activities                    (2,507)        (7,311)                 (20,926)
                                                                ----------------------                ---------

Investing Activities:
   Purchase of property and equipment                            (262)          (173)                  (1,444)
   Short term investments                                       1,964                                       9
                                                                ----------------------                ---------
      Net cash provided by (used in) investing ativities        1,702           (173)                  (1,435)
                                                                ----------------------                ---------

Financing Activities:
   Proceeds from sale of common stock, net                                        51                   17,321
   Proceeds from sale of warrants                                                                           1
   Borrowing under line of credit                                              3,400                    4,500
   Repayment of line of credit                                                  (241)                  (1,341)
   Repayment of capital lease                                     (10)            (8)                     (18)
   Notes payable to shareholders contributed
      to capital                                                                                        2,102
                                                                ----------------------                ---------
   Net cash provided by (used in) financing activities            (10)         3,202                   22,565
                                                                ----------------------                ---------

Net increase (decrease) in cash                                  (815)        (4,282)                     204

Cash and cash equivalents, beginning of period                  2,405          4,486                        -
                                                                ----------------------                ---------
Cash and cash equivalents, end of period                       $1,590           $204                     $204
                                                                ----------------------                ---------
                                                                ----------------------                ---------

         See accompanying notes to the condensed financial statements.

                                       (5)


                                AMERIGON INCORPORATED
                           (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY:

    Amerigon Incorporated (the "Company") is a development stage enterprise, which was incorporated in California on April 23, 1991 primarily to develop, manufacture and market proprietary, high technology automotive components and systems for gasoline-powered and electric vehicles.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF CERTAIN ACCOUNTING POLICIES:

    The accompanying condensed balance sheet as of June 30, 1996 and the condensed statements of operations and cash flows for the three months and for the six months ended June 30, 1996 and the period from April 23, 1991 (inception) to June 30, 1996 have been prepared by the Company without audit.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The results of operations for the three month and the six month periods ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

    DEVELOPMENT CONTRACT REVENUES. The Company has entered into a number of fixed price contracts under which revenue is recognized using the percentage of completion method, or in the case of short duration contracts, when the prototype or services are delivered. Development contract revenues earned are recorded on the balance sheet as Unbilled Revenue until billed.

    GRANT REVENUES. Revenue from government agency grants and other sources pursuant to cost-sharing arrangements is recognized when reimbursable costs have been incurred. Grant revenues earned are recorded on the balance sheet as Unbilled Revenue until billed.

NOTE 3 - NET LOSS PER SHARE:

    The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Excluded from this calculation are the 3,000,000 Escrowed Contingent Shares (Note 4). Common stock equivalents (stock options and stock warrants) are anti-dilutive in both periods and are excluded from the net loss per share calculation.

                                         (6)

NOTE 4 - ESCROW AGREEMENT


    Pursuant to the Underwriting Agreement, prior to the effective date of the June 1993 initial public offering, 3,000,000 shares of the Company's Class A Common Stock ("Escrowed Contingent Shares") were deposited into escrow by the then existing shareholders in proportion to their then current holdings. These shares are not transferable (but may be voted) and will be released from escrow in the event the Company attains certain earnings levels (which have been adjusted for the December 29, 1995 private placement of 750,000 shares) during
the period through December 31, 1998.   The market price targets of the Class A
Common Stock to reach specified levels during the period through June 10, 1996 were not met.

    The release of the Escrowed Contingent Shares will be deemed compensatory and, accordingly, will result in charges to earnings equal to the fair market value of the Escrowed Contingent Shares recorded ratably over the period beginning on the date when management determines that any of the specified events are probable of being attained and ending on the date on which the Escrowed Contingent Shares are released. At the time a goal is attained, previously unrecognized compensation expense will be adjusted by a one-time charge based on the then fair market value of the shares released from Escrow. Such charges could substantially reduce the Company's net income or increase the Company's loss for financial reporting purposes in the periods such charges are recorded. The specified events are not considered probable of attainment at this time.

    On April 30, 1999, all shares that have not been released from Escrow will automatically be exchanged for shares of Class B Common Stock, which will then be released from Escrow. Any dividends or other distributions made with respect to Escrowed Contingent Shares that have not been released from Escrow as Class A Common Stock will be forfeited and contributed to the capital of the Company on April 30, 1999.


NOTE 5 - GOING CONCERN


    The Company expects to incur losses for the foreseeable future due to the continuing costs of its product development and marketing activities. Cash inflows during the current year are dependent upon achieving certain billing milestones under existing development contracts and grants, and on obtaining new production and/or development contracts. Cash outflows are dependent upon the level and timing of production and/or development work and the amount of research and development and overhead expenses.

    Currently, the Company's available cash and expected cash inflows are limited and the Company continues to review all sources and uses of cash in order to have sufficient cash available for operations. Actions being considered include: the reduction personnel and other operating expenses and the reduction or deferral of certain research and development activities. The effect of some of these actions could delay the completion of development activities relating to some or all of the Company's products. In addition, the Company is actively pursuing investments by strategic partners and/or the sale of one or more of its technologies; a loan of up to $300,000 from Lon E. Bell, Chairman and Chief Executive Officer of the Company; and additional debt and/or equity financing. At the present time, the Company expects to have sufficient cash through October 31, 1996. Operations beyond that date will require successful completion of a combination of the actions mentioned above now under consideration by the Company. There can be no assurance that these sources will provide adequate additional required financing. As a development stage company, the Company will continue to need cash until such time as sufficient profitable production contracts are obtained.

                                         (7)

                                        PART 1

                                        ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER 1995

    REVENUES. Revenues for the three months ended June 30, 1996 ("Second Quarter 1996") were $2,260,000 as compared with revenues of $1,689,000 in the three months ended June 30, 1995 ("Second Quarter 1995"). Approximately $1,860,000 of Second Quarter 1996 revenue relates to two development contracts (and related grants) associated with the Company's electric vehicle program, which is an increase of approximately $640,000 over the Second Quarter 1995. The percentage of completion method of accounting is used for these contracts and, accordingly, revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at competion. Revenues and gross profit are recognized prospectively for revisions in estimated total contract costs and contract values and estimated losses are recorded when identified. Grant revenue is recorded when reimbursable costs are incurred.

    During the Second Quarter 1996, the Company determined that prolonged work on the development of certain aspects of the vehicle under the company's $9,600,000 electric vehicle contract delayed the project completion date to at least late 1996, and has resulted in significantly higher labor costs together with higher than expected tooling and material costs. The total effect of these increased costs was approximately $2.5 million and was recorded in the Second Quarter 1996 as a charge against earnings for the approximate estimated loss of $1.2 million expected on the contract and a reduction of calculated revenues of approximately $1.3 million. No assurance can be given that there will not be additional future provisions for losses or adjustments of revenues.

    The level of activity in the projects involved considerably more labor and material expenses in the Second Quarter 1996 compared to the early stages of the projects in the Second Quarter 1995 when engineering design was the principal activity. In the Second Quarter 1996, prototypes of the vehicles in both projects were being tested; design modification changes were being made; and tooling and parts were being ordered. Kits for 28 vehicle frames with motor controllers were shipped in the Second Quarter 1996 to the customer of the first major electric vehicle contract.

    During the Second Quarter 1996, development continued on the climate control seat system and the radar system which was funded in part by development contracts. The magnitude of the revenues recognized for the development of the seat systems and radar, and for the sale of interactive voice navigation systems ("IVS") in the Second Quarter 1996 was $400,000 compared to $290,000 in the Second Quarter 1995.

    Grant revenues in the Second Quarter 1996 of approximately $550,000 were directly related to the electric vehicle development contracts activities and are combined with the development contract revenues. There were insignificant grant activities in the Second Quarter 1996 related to the Company's other products. In the Second Quarter 1995, grant revenues of $180,000 were related to one other electric vehicle project and a small project in the seat system product.

                                         (8)

    DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs increased from $1,443,000 in the Second Quarter 1995 to $4,824,000 in the Second Quarter 1996 due to the increased activity in the Company's electric vehicle program discussed above and due to the provision of $1,225,000 for the loss expected on the Company's major electric vehicle contract. No assurance can be given that there will not be additional future provisions for losses on the contract.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased from $678,000 in Second Quarter 1995 to $615,000 in the Second Quarter 1996 due to the fact that more of the Company's research and development activities are funded by grants and by development contracts. Research and Development activities were primarily in the company's radar and seat systems. Furthermore, the company was continuing development of the IVS system in the Second Quarter 1995 which was completed in late 1995 and therefore considerably less was expended in the Second Quarter 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased from $644,000 in Second Quarter 1995 to $705,000 in Second Quarter 1996. Direct and indirect overhead expenses included in SG&A which are associated with development contracts are allocated to such contracts. SG&A expenses for professional services increased by $60,000, and marketing expenses related to the company's IVS system increased by $35,000, offset by decreases in several other expenses.

SIX MONTHS 1996 COMPARED WITH SIX MONTHS 1995

    REVENUES. Revenues for the six months ended June 30, 1996 ("1996") were $6,114,000 as compared with revenues of $2,586,000 in the six months ended June 30, 1995 ("1995"). Approximately $5,424,000 of Second Quarter 1996 revenue relates to two development contracts (and related grants) associated with the Company's electric vehicle program, which is an increase of approximately $3,774,000 over the Second Quarter 1995. The percentage of completion method of accounting is used for these contracts and, accordingly, revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at competion. Revenues and gross profit are recognized prospectively for revisions in estimated total contract costs and contract values and estimated losses are recorded when identified. Grant revenue is recorded when reimbursable costs are incurred.

    As discussed above, due to delays in the contract completion and higher costs, the Company recorded a charge against earnings for the approximate estimated loss of $1,225,000 expected on the Company's major electric vehicle contract and a reduction of calculated revenues of approximately $1.3 million.

    The level of activity in the projects involved considerably more labor and material expenses in 1996 compared to the early stages of the projects in 1995 when engineering design was the principal activity. In 1996, prototypes of the vehicles in both projects were being tested; design modification changes were being made; and tooling and parts were being ordered. Kits for 28 vehicle frames with motor controllers were shipped in the Second Quarter 1996 to the customer of the first major electric vehicle contract. As a consequence, revenues increase as expenses increase under the percentage of completion accounting for development contracts and under the recognition of reimbursable costs for the related grants.

                                         (9)

    During 1996, development continued on the climate control seat system and the radar system pursuant to development contracts some of which was funded pursuant to development contracts. The magnitude of the revenues recognized for the development of the seat systems and radar, and for the sale of IVS in 1996 was $690,000 compared to $530,000 in 1995.

    Grant revenues in 1996 of approximately $815,000 were directly related to the electric vehicle development contracts activities and are combined with the development contract revenues. There were insignificant grant activities in 1996 related to the Company's other products. In 1995, grant revenues of $406,000 were related to two other electric vehicle projects and a project in the seat systems area.

    DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs increased from $2,066,000 in 1995 to $8,145,000 in 1996 due to the increased activity in the Company's electric vehicle program and the provision of $1,225,000 for the loss expected on the Company's major electric vehicle contract discussed above.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased from $1,333,000 in 1995 to $999,000 in 1996 due to the fact that more of the Company's research and development activities are funded by grants and by development contracts. Research and Development activities were primarily in the company's radar and seat systems. In addition, the company was continuing development of the IVS in 1995 which was completed in late 1995 and therefore considerably less was expended in 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased from $1,433,000 in 1995 to $1,260,000 in 1996. Direct and indirect overhead expenses included in SG&A which are associated with development contracts are allocated to such contracts. As a result of the increased activity as discussed under "Revenues," more of such expenses were allocated to development contracts in 1996 than in 1995.


LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, the Company had working capital of $2,268,000. Since its inception, the Company's principal sources of operating capital have been the proceeds of its initial public offering in June 1993 and the private placement of common stock in December 1995, together with revenues from grants, development contracts and the sale of prototypes to customers. To a lesser extent the Company received capital contributions from the Company's principal shareholders before becoming a public company.

    In 1996 cash and cash equivalents decreased by $4,282,000. Operating activities used $7,311,000 of which $4,249,000 was for the operating loss and $4,675,000 was for the increase in unbilled revenues and accounts receivable, primarily related to the development contracts and grants related to the Company's electric vehicle program. Unbilled revenues at the end of the Second Quarter 1996 will be billed later in the fiscal year. Investing activities used $173,000 related to the purchase of property and equipment. Financing activities provided $3,202,000 of which $3,159,000, net of repayments, was from borrowing under a revolving bank line of credit established to finance the cash flows of the major electric vehicle contract.

                                         (10)

    The current $4,000,000 revolving bank line of credit will have reduced available limits as the underlying project is concluded. As of June 30, 1996, $3,159,000 has been borrowed. The loan extends to September 30, 1996, and the bank has verbally agreed that further extensions may be made. However, there can be no assurance that the loan extension will be made by the bank. In addition, other additional financing will be required, as discussed below.

    The Company expects to incur losses for the foreseeable future due to the continuing costs of its product development and marketing activities. Cash inflows during the current year are dependent upon achieving certain billing milestones under existing development contracts and grants, and on obtaining new production and/or development contracts. Cash outflows are dependent upon the level and timing of production and/or development work and the amount of research and development and overhead expenses.

    Currently, the Company's available cash and expected cash inflows are limited and the Company continues to review all sources and uses of cash in order to have sufficient cash available for operations. Actions being considered include: the reduction personnel and other operating expenses and the reduction or deferral of certain research and development activities. The effect of some of these actions could delay the completion of development activities relating to some or all of the Company's products. In addition, the Company is actively pursuing investments by strategic partners and/or the sale of one or more of its technologies; a loan of up to $300,000 from Lon E. Bell, Chairman and Chief Executive Officer of the Company; and additional debt and/or equity financing. At the present time, the Company expects to have sufficient cash through October 31, 1996. Operations beyond that date will require successful completion of a combination of the actions mentioned above now under consideration by the Company. There can be no assurance that these sources will provide adequate additional required financing. As a development stage company, the Company will continue to need cash until such time as sufficient profitable production contracts are obtained.

    Except for the historical information contained herein, the matters discussed above include forward looking statements that involve risks and uncertainties, including with respect to the electric vehicle project, potential further delays in the completion of the contract and receipt of payments thereunder, unanticipated costs associated with the project which may cause the estimated loss to increase, and unanticipated product design problems, any of which will negatively affect the Company's cash flow position; and with respect to the overall operations and expected future operating losses, the timing and amount of financing required to continue operations; and other risks detailed from time to time in the Company's other filings with the SEC, including the Form 8-K filed July 17, 1996.

                                         (11)

PART II

                                  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         John W. Clark joined the Board of Directors and Mr. Joseph F. Troy resigned from the Board of Directors. Mr. Clark is a general partner of Westar Capital, a private investment company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibits:  Not applicable.
         Reports on Form 8-K:  July 17, 1996.



                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AMERIGON INCORPORATED
                                            Registrant

Date:  August 12, 1996                      /s/  R. JOHN HAMMAN, JR.
                                            R. John Hamman, Jr.
                                            Vice President Finance and
                                            Chief Financial Officer

                                         (12)