Form 10-Q/A
period 1996-03-31
AMERIGON INC
filed 1996-10-24
CIK 903129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QA

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from __________________ to
     ________________.

Commission File Number:                    0 - 21810

                              Amerigon Incorporated
                              ----------------------

             California                                 95-431855-4
             -------------------------------------------------------

              404 East Huntington Drive, Monrovia, California 91016
             ------------------------------------------------------

                                 (818) 932-1200
                       ------------------------------------


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

At May 1, 1996 the registrant had 7,050,000 shares of Class A Common Stock; no par value; 0 shares of Class B Common Stock, no par value; and 0 shares Preferred Stock, no par value, issued and outstanding.

                                      (1)

                              AMERIGON INCORPORATED

                                TABLE OF CONTENTS


Part I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Balance Sheet                                                3

             Statement of Operations                                      4

             Statement of Cash Flows                                      5

             Notes to Financial Statements                                6

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                8

Part II      OTHER INFORMATION                                           10

   Signature                                                             10



                                       (2)

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             CONDENSED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  December 31,        March 31,
                                                                     1995               1996
                                                                  ------------------------------
                             ASSETS                                                  (unaudited)
Current Assets:
       Cash and cash equivalents                                     $4,486             $1,129
       Accounts receivable less allowance of $100                     1,052              1,273
       Unbilled revenue                                               1,468              3,284
       Inventories, primarily raw materials                             243                241
       Deferred contract costs                                                             550
       Prepaid expenses and other assets                                961                827
                                                                   ------------------------------
              Total current assets                                    8,210              7,304

Property and Equipment, net                                             785                843
                                                                  ------------------------------
              Total Assets                                           $8,995             $8,147
                                                                  ------------------------------
                                                                  ------------------------------

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                               $1,123             $1,061
      Deferred revenue                                                   94                 87
      Accrued liabilities                                               512                451
                                                                  ------------------------------
               Total current liabilities                              1,729              1,599
                                                                  ------------------------------

Long Term Portion of Lease Liability                                     68                 64
                                                                  ------------------------------

Shareholders' Equity:
       Preferred stock, no par value; 5,000,000 shares
           authorized, none issued and outstanding
       Common stock:
           Class A -no par value; 17,000,000 shares authorized,
               4,050,000 issued and outstanding                      17,270             17,176
                (An additional 3,000,000 shares held in escrow)
           Class B -no par value; 3,000,000 shares authorized,
                none issued and outstanding
       Contributed capital                                            3,115              3,115
       Deficit accumulated during development stage                 (13,187)           (13,807)
                                                                  ------------------------------

                Total shareholders' equity                            7,198              6,484
                                                                   ------------------------------
                Total Liabilities and Shareholders' Equity           $8,995            $8,147
                                                                  ------------------------------
                                                                  ------------------------------

See accompanying notes to the financial statements.


                                       (3)

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        CONDENSED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   From
                                                                              April 23, 1991
                                                           Three Months         (inception)
                                                          Ended March 31,       to March 31,
                                                        1995           1996          1996
                                                       --------------------   --------------
                                                           (unaudited)          (unaudited)
Revenues:
   Development contracts and
       related grants                                   $671         $3,054        $10,996
   Grants                                                226              -          6,696
                                                       --------------------   --------------
          Total revenues                                 897          3,054         17,692
                                                       --------------------   --------------

Costs And Expenses:
   Direct development contract and
       related grant costs                               623          2,771        $8,857
   Direct grant costs                                    172              -          5,221
   Research and development                              655            384          7,043
   Selling, general and administrative,
       including reimbursable expenses                   789            555         10,932
                                                       --------------------   --------------
          Total Costs and Expenses                     2,239          3,710         32,053

                                                       --------------------   --------------
Operating Loss                                        (1,342)          (656)       (14,361)

Interest Income                                           67             36            554
                                                       --------------------   --------------
Net Loss                                              ($1,275)        ($620)      ($13,807)
                                                       --------------------   --------------
                                                       --------------------   --------------

Net Loss Per Share                                    ($0.39)        ($0.15)
                                                       --------------------
                                                       --------------------
Weighted Average Number
     Of Shares Outstanding                             3,300          4,050
                                                       --------------------
                                                       --------------------




See accompanying notes to the financial statements.



                                       (4)

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   From
                                                                              April 23, 1991
                                                           Three Months         (inception)
                                                          Ended March 31,       to March 31,
                                                        1995           1996          1996
                                                       --------------------   --------------
                                                           (unaudited)          (unaudited)

Operating Activities:
  Net loss                                           ($1,275)        ($620)      ($13,807)
  Adjustments to reconcile net loss to
      cash used in operating acitivites:
    Depreciation and amortization                         84            90            644
    Provision for doubtful accounts                                                   110
    Stock option compensation                                          712
    Contributed capital -founders'
       services without cash compensation                                             300
    Change in operating assets and liablilities:
            Accounts receivable                          (39)         (221)        (1,383)
            Unbilled revenue                              92        (1,816)        (3,284)
            Inventory                                   (426)            2           (241)
            Deferred contract costs                                   (550)          (550)
            Prepaid expenses and other assets             32           134           (826)
            Accounts payable                             529           (62)         1,061
            Deferred revenue                            (439)           (7)            87
            Accrued liabilities                          (40)          (61)           451
                                                      --------------------   --------------
  Net cash used in operating acitivities              (1,482)       (3,111)       (16,726)
                                                      --------------------   --------------

Investing Activities:
 Purchase of property and equipment                     (241)         (148)        (1,410)
 Short term investments                                  996                            0
                                                      --------------------   --------------
   Net cash used in investing activities                 755          (148)        (1,410)
                                                      --------------------   --------------

Financing Activities:
 Proceeds from sale of common stock, net                               (94)        17,176
 Proceeds from sale of warrants                                                         1
 Borrowing under line of credit                                                     1,100
 Repayment of line of credit                                                       (1,100)
 Repayment of capital lease                               (3)           (4)           (14)
 Notes payable to shareholders contributed
      to capital                                                                    2,102
                                                      --------------------   --------------

  Net cash provided by (used in) financing activities     (3)          (98)        19,265
                                                      --------------------   --------------
Net increase (decrease) in cash                         (730)       (3,357)         1,129

Cash and cash equivalents, beginning of period         2,405         4,486              -
                                                      --------------------   --------------
Cash and cash equivalents, end of period              $1,675        $1,129         $1,129
                                                      --------------------   --------------
                                                      --------------------   --------------

See accompanying notes to the financial statements.



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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF CERTAIN ACCOUNTING POLICIES:

     The accompanying condensed balance sheet as of March 31, 1996 and the condensed statements of operations and cash flows for the three months ended March 31, 1996 and the period from April 23, 1991 (inception) to March 31, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

     The condensed financial statements have been restated to reflect certain adjustments to contract cost accounting and revenue recognition. In the three months ended March 31, 1996, these adjustments resulted in a decrease in revenues from development and related grants of $800,000 and a decrease in expenses related to development contract costs and related grants of $550,000 which caused an increase in the operating loss and net loss of $250,000.
Net loss per share increased by $.06.

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


                                       (6)

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

NOTE 4--ESCROW AGREEMENT

     Pursuant to the Underwriting Agreement, prior to the effective date of the June 1993 initial public offering, 3,000,000 shares of the Company's Class A Common Stock ("Escrowed Contingent Shares") were deposited into escrow by the then existing shareholders in proportion to their then current holdings. These shares are not transferable (but may be voted) and will be released from escrow in the event the Company attains certain earnings levels (which have been adjusted for the December 29, 1995 private placement of 750,000 shares) during the period through December 31, 1998 or the market price of the Class A Common Stock reaches specified levels during the period through June 10, 1996.

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


                                       (7)

                                     PART 1

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995

     REVENUES. Revenues for the three months ended March 31, 1996 ("First Quarter 1996") were $3,054,000 as compared with revenues of $897,000 in the three months ended March 31, 1995 ("First Quarter 1995"). Product development and grant revenue related to the Company's electric vehicle program increased approximately $2,344,000 in the current quarter compared to the same period in 1995. These revenues are recognized on the percentage of completion basis under the product development contract and when reimbursable costs are incurred under the grants. A major electric vehicle project which started in the First Quarter 1995 is still in process and is expected to continue through the third fiscal quarter of 1996. The level of activity in the project involved considerably more labor and material expenses in the First Quarter 1996 compared to the beginning stages of the project in the First Quarter 1995 when engineering design was the principal activity. In the First Quarter 1996, a prototype of the vehicle was completed and was being tested; final design changes were being made; and tooling and parts were being ordered to make additional vehicles in kit form for eventual shipment to the customer. As a consequence, revenues increase as expenses increase under the percentage of completion accounting for the development contract and under the recognition of reimbursable costs for the related grants.

     During the First Quarter 1996, development continued on the thermoelectric seat and the ultra-wideband radar pursuant to development contracts. The magnitude of the expenses and the revenues recognized for the development of the seat systems and radar, and for the sale of audio navigation systems in the First Quarter 1996 was $282,000 compared to $243,000 in the First Quarter 1995.

     Grant revenues in the First Quarter 1996 of approximately $320,000 were directly related to the electric vehicle development contracts activities and are combined with the development contract revenues. There were no grant activities in the First Quarter 1996 related to the Company's other products. In the First Quarter 1995, grant revenues were $226,000 and were related to two other electric vehicle projects and small projects in each of the other three product areas.

     DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs increased from $623,000 in the First Quarter 1995 to $2,771,000 in the First Quarter 1996 due to the increased activity in the Company's electric vehicle program, as discussed above.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased from $655,000 in First Quarter 1995 to $384,000 in the First Quarter 1996 due to the fact that more of the Company's research and development activities are funded by grants and by development


                                       (8)
contracts. Furthermore, the company was continuing development of the audio navigation system in the First Quarter 1995 which was completed in late 1995 and therefore considerably less was expended in the First Quarter 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased from $789,000 in First Quarter 1995 to $555,000 in First Quarter 1996. Direct and indirect overhead expenses included in SG&A which are associated with development contracts are allocated to such contracts. As a result of the increased activity as discussed under "Revenues," more of such expenses were allocated to development contracts in the First Quarter 1996 than in the First Quarter 1995.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had net working capital of $5,705,000. Since its inception, the Company's principal sources of operating capital have been the proceeds of its initial public offering in June 1993 and the private placement of common stock in December 1995, and the revenues from grants, development contracts and the sale of prototypes to customers. To a lesser extent the Company received capital contributions from the Company's principal shareholders before becoming a public company.

     In the First Quarter 1996 cash and cash equivalents decreased by $3,357,000. Operating activities used $3,111,000 of which $620,000 was for the operating loss, $1,816,000 was for the increase in unbilled revenues related to the development contracts and grants related to the Company's electric vehicle program, and $550,000 was for deferred contract costs related to work for the proposed contract with an Indian joint venture company. Unbilled revenues at the end of the First Quarter 1996 will be billed later in the fiscal year. Investing activities used $148,000 related to the purchase of property and equipment. Financing activities used $94,000 for expenses related to the private common stock offering in December 1995.

     The Company expects to incur losses for the foreseeable future due to the significant cost of its product development and marketing activities and establishing its manufacturing capabilities. The Company believes it has sufficient cash to further its development of the audio navigation system, electric vehicle systems, climate controlled seat and radar products for the balance of the fiscal year and it may be able to supplement that cash with additional development funds from customers and from grants. The Company also has a bank line of credit to finance the cash flow requirements to complete a
major electric vehicle project.   Broader or faster expansion of these
development programs may be desirable depending on customer interest and market opportunities; furthermore, significant expenditures for capital equipment and tooling could be required to begin volume production of electric vehicle systems, climate controlled seats or radar products any of which would likely require additional financing.

     To the extent available, the Company will seek bank financing to support the working capital needs of its activities. The current bank line of credit which specifically relates to one contract, and under which up to $4,000,000 is available, extends to June 30, 1996. However, other financing may be required depending on the circumstances of development activities and of production preparation. There can be no assurance that adequate working capital financing and/or other required additional financing can be obtained, or that it will be obtained on terms favorable to the Company.

                                      (9)

PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES.

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

ITEM 5.   OTHER INFORMATION.

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          Exhibits:  Not applicable.
          Reports on Form 8-K:  January 5, 1996.



                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Amerigon Incorporated
                                   ---------------------
                                   Registrant

Date: October 23, 1996             /s/  R. John Hamman, Jr.
                                   ------------------------------
                                   R. John Hamman, Jr.
                                   Vice President Finance and
                                   Chief Financial Officer


                                      (10)