Form 10-Q/A
period 1996-06-30
AMERIGON INC
filed 1996-10-24
CIK 903129

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

Commission File Number:      0 - 21810
                             ---------

                         Amerigon Incorporated
                        ---------------------

         California                                          95-431855-4
         ---------------------------------------------------------------

         404 East Huntington Drive, Monrovia, California 91016
          -----------------------------------------------------

                             (818) 932-1200
                             ---------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes  X     No
                                      -----     -----

At August 12, 1996 the registrant had 7,068,500 shares of Class A Common Stock; no par value; 0 shares of Class B Common Stock, no par value; and 0 shares Preferred Stock, no par value, issued and outstanding.


                                         (1)

                                AMERIGON INCORPORATED

                                  TABLE OF CONTENTS




Part I.       FINANCIAL INFORMATION

  Item 1.     Condensed Financial Statements

              Condensed Balance Sheet                                3

              Condensed Statement of Operations                      4

              Condensed Statement of Cash Flows                      5

              Notes to Condensed Financial Statements                6

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations          9

Part II       OTHER INFORMATION                                      13

              Signature                                              13


                                         (2)

                                AMERIGON INCORPORATED
                           (A DEVELOPMENT STAGE ENTERPRISE)

                               CONDENSED BALANCE SHEET
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     December 31,    June 30,
                                                                         1995         1996
                               ASSETS                             ---------------------------
                                                                            (unaudited)
Current Assets:
   Cash and cash equivalents                                             $4,486         $204
       Accounts receivable less allowance of $100                         1,052        2,993
       Unbilled revenue                                                   1,468        2,702
       Inventories, primarily raw materials                                 243          141
       Deferred contract costs                                                           700
       Prepaid expenses and other assets                                    961          746
                                                                      ---------------------------
              Total current assets                                        8,210        7,486

Property and Equipment, net                                                 785          792
                                                                      ---------------------------

              Total Assets                                               $8,995       $8,278
                                                                     ---------------------------
                                                                     ---------------------------


                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                   $1,123         $872
      Deferred revenue                                                       94          161
      Accrued liabilities                                                   512          601
      Accrued excess contract costs                                       1,355
      Bank loan payable                                                                3,159
                                                                         ---------------------------
               Total current liabilities                                  1,729        6,148
                                                                         ---------------------------

Long Term Portion of Lease Liability                                         68           60
                                                                         ---------------------------

Shareholders' Equity:
       Preferred stock, no par value; 5,000,000 shares
           authorized, none issued and outstanding
       Common stock:
           Class A -no par value; 17,000,000 shares authorized,
               4,068,500 and 4,050,000 issued and outstanding
              at June 30, 1996 and December 31, 1995, respectively
                (An additional 3,000,000 shares held in escrow)          17,270       17,321
           Class B -no par value; 3,000,000 shares authorized,
                none issued and outstanding
       Contributed capital                                                3,115        3,115
       Deficit accumulated during development stage                     (13,187)     (18,366)
                                                                       ---------------------------
                Total shareholders' equity                                7,198        2,070
                                                                       ---------------------------

                Total Liabilities and Shareholders' Equity               $8,995       $8,278
                                                                       ---------------------------
                                                                       ---------------------------


            See accompanying notes to the condensed financial statements.


                                         (3)

                                AMERIGON INCORPORATED
                           (A DEVELOPMENT STAGE ENTERPRISE)

                          CONDENSED STATEMENT OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        From
                                                                                   April 23, 1991
                                              Three Months        Six Months         (inception)
                                             Ended June 30,     Ended June 30,      to June 30,
                                             1995      1996     1995      1996         1996
                                           -------------------  ------------------   ---------------
                                              (unaudited)        (unaudited)      (unaudited)
Revenues:
   Development contracts and
       related grants                      $1,509     $1,560   $2,180    $4,614     $12,556
   Grants                                     180          -      406         -       6,696
                                          -------------------  ------------------   ---------------

          Total revenues                    1,689      1,560    2,586     4,614      19,252
                                          -------------------  ------------------   ---------------

Costs And Expenses:
   Direct development contract and
       related grant costs                  1,443      4,804    2,066     7,575      13,661
   Direct grant costs                         152          -      324         -       5,221
   Research and development                   678        615    1,333       999       7,658
   Selling, general and administrative,
       including reimbursable expenses        644        705    1,433     1,260      11,637
                                          -------------------  ------------------   ---------------
          Total Costs and Expenses          2,917      6,124    5,156     9,834      38,177
                                          -------------------  ------------------   ---------------

Operating Loss                             (1,228)    (4,564)  (2,570)   (5,220)    (18,925)

Interest Income                                38          5      105        41         559
                                          -------------------  ------------------   ---------------

Net Loss                                  ($1,190)   ($4,559) ($2,465)  ($5,179)   ($18,366)
                                          -------------------  ------------------   ---------------
                                          -------------------  ------------------   ---------------


Net Loss Per Share                         ($0.36)    ($1.12)  ($0.75)   ($1.28)
                                          -------------------  ------------------

Weighted Average Number
     Of Shares Outstanding                  3,300      4,063    3,300     4,056
                                          -------------------  ------------------





            See accompanying notes to the condensed financial statements.


                                         (4)

                                AMERIGON INCORPORATED
                           (A DEVELOPMENT STAGE ENTERPRISE)

                          CONDENSED STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS )


                                                                                       From
                                                                                   April 23, 1991
                                                              Six Months           (inception) To
                                                            Ended June  30,          June 30,
                                                            1995       1996           1996
                                                            ---------------------   ----------------
                                                               (unaudited)          (unaudited)
Operating Activities:
  Net loss                                                    ($2,465)  ($5,179)      ($18,366)
  Adjustments to reconcile net loss to
        cash used in operating acitivites:
      Depreciation and amortization                               168       166            720
      Provision for doubtful accounts                                                      110
      Stock option compensation                                                            712
      Contributed capital -founders'
         services without cash compensation                                                300
      Change in operating assets and liablilities:
              Accounts receivable                                (151)   (1,941)        (3,103)
              Unbilled revenue                                     67   (1,234)        (2,702)
              Inventory                                          (494)       102          (141)
              Deferred contract costs                                     (700)          (700)
              Prepaid expenses and other assets                  (227)       215          (745)
              Accounts payable                                    288     (251)            872
              Deferred revenue                                    242        67            161
              Accrued liabilities                                  65        89            601
              Accrued excess contract costs                               1,355          1,355
                                                            ---------------------   ----------------

    Net cash used in operating acitivities                     (2,507)   (7,311)       (20,926)
                                                            ---------------------   ----------------

Investing Activities:
  Purchase of property and equipment                             (262)     (173)        (1,444)
  Short term investments                                        1,964                        9
                                                            ---------------------   ----------------
     Net cash provided by (used in) investing activities        1,702     (173)        (1,435)
                                                            ---------------------   ----------------

Financing Activities:
  Proceeds from sale of common stock, net                                    51         17,321
  Proceeds from sale of warrants                                                             1
  Borrowing under line of credit                                          3,400          4,500
  Repayment of line of credit                                             (241)        (1,341)
  Repayment of capital lease                                      (10)       (8)           (18)
  Notes payable to shareholders contributed
        to capital                                                                  2,102
                                                            ---------------------   ----------------
    Net cash provided by (used in) financing activities           (10)     3,202         22,565
                                                            ---------------------   ----------------

Net increase (decrease) in cash                                  (815)   (4,282)            204

Cash and cash equivalents, beginning of period                   2,405     4,486              -
                                                            ---------------------   ----------------
Cash and cash equivalents, end of period                        $1,590      $204           $204
                                                            ---------------------   ----------------
                                                            ---------------------   ----------------



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

    The condensed financial statements have been restated to reflect certain adjustments to contract cost accounting and revenue recognition. In the three months ended June 30, 1996, these adjustments resulted in a decrease in revenues from development contracts and related grants of $700,000 and a decrease in expenses related direct development contract costs and related grants of $20,000 which caused an increase in the operating loss and net loss of $680,000. Net loss per share increased by $.17. In the six months ended June 30, 1996, these adjustments resulted in a decrease in revenues from development contracts and related grants of $1,500,000 and a decrease in expenses related to direct development contract costs and related grants of $570,000 which caused an increase in the operating loss and net loss of $930,000. Net loss per share increased by $.23.

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


                                         (6)

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

NOTE 5 - GOING CONCERN

The Company expects to incur losses for the foreseeable future due to the continuing cost of its product development and marketing activities. Cash inflows during the current year are dependent upon achieving certain billing milestones under existing development contracts and grants, and on obtaining new production and/or development contracts. Cash outflows are dependent upon the level and timing of production and/or development work and the amount of research and development and overhead expenses.

    Currently, the Company's available cash and expected cash inflows are limited and the Company continues to review all sources and uses of cash in order to have sufficient cash available for operations. Actions being considered include: the reduction personnel and other operating expenses and the reduction or deferral of certain research and development activities. The effect of some of these actions could delay the completion of development activities relating to some or all of the Company's products In addition, the Company is actively pursuing investments by strategic partners and/or the sale of one or more of its technologies; a loan of up to $300,000 from Lon E. Bell, Chairman and Chief Executive Officer of the Company; and additional debt and/or equity financing.. At the present time, the Company expects to have sufficient cash through October 31, 1996. Operations beyond that date will require successful completion of a combination of the actions


                                         (7)
mentioned above now under consideration by the Company. There can be no assurance that these sources will provide adequate additional required financing As a development stage company, the Company will continue to need cash until such time as sufficient profitable production contracts are obtained.


                                         (8)

                                        PART 1

                                        ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER 1995

    REVENUES. Revenues for the three months ended June 30, 1996 ("Second Quarter 1996") were $1,560,000 as compared with revenues of $1,689,000 in the three months ended June 30, 1995 ("Second Quarter 1995"). Approximately $1,160,000 of Second Quarter 1996 revenue relates to a major development contract (and related grants) associated with the Company's electric vehicle program, which is a decrease of approximately $167,000 compared to the Second Quarter 1995. The percentage of completion method of accounting is used for this contract and, accordingly, revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Revenues and gross profit are recognized prospectively for revisions in estimated total contract costs and contract values and estimated losses are recorded when identified. Grant revenue is recorded when reimbursable costs are incurred.

    During the Second Quarter 1996, the Company determined that prolonged work on the development of certain aspects of the vehicle under the company's $9,600,000 electric vehicle contract delayed the project completion date to at least late 1996, and has resulted in significantly higher labor costs together with higher than expected tooling and material costs. Accordingly, the Company recorded a loss reserve for the ultimate loss expected on the contract in the amount of $1,355,000. No assurance can be given that there will not be additional future provisions for losses.

    The level of activity in the project involved considerably more labor and material expenses in the Second Quarter 1996 compared to the early stages of the project in the Second Quarter 1995 when engineering design was the principal activity. In the Second Quarter 1996, a prototype of the vehicle was being tested; design modification changes were being made; and tooling and parts were being ordered. Kits for 28 vehicle frames with motor controllers were shipped in the Second Quarter 1996.

    During the Second Quarter 1996, development continued on the climate control seat system and the radar system which was funded in part by development contracts. The magnitude of the revenues recognized for the development of the seat systems and radar, and for the sale of interactive voice navigation systems ("IVS") in the Second Quarter 1996 was $400,000 compared to $225,000 in the Second Quarter 1995.

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


                                         (9)

    DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs increased from $1,443,000 in the Second Quarter 1995 to $4,804,000 in the Second Quarter 1996 due to the increased activity in the Company's electric vehicle program discussed above and due to the provision of $1,355,000 for the loss expected on the Company's major electric vehicle contract. No assurance can be given that there will not be additional future provisions for losses on the contract.

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

SIX MONTHS 1996 COMPARED WITH SIX MONTHS 1995

    REVENUES. Revenues for the six months ended June 30, 1996 ("1996") were $4,614,000 as compared with revenues of $2,586,000 in the six months ended June 30, 1995 ("1995"). Approximately $3,924,000 of Second Quarter 1996 revenue relates to a major development contract (and related grants) associated with the Company's electric vehicle program, which is an increase of approximately $2,177,000 over the Second Quarter 1995. The percentage of completion method of accounting is used for this contract and, accordingly, revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Revenues and gross profit are recognized prospectively for revisions in estimated total contract costs and contract values and estimated losses are recorded when identified. Grant revenue is recorded when reimbursable costs are incurred.

    As discussed above, due to delays in the contract completion and higher costs, the Company recorded a loss reserve for the ultimate loss expected on the contract in the amount of $1,355,000.

    The level of activity in the project involved considerably more labor and material expenses in 1996 compared to the early stages of the project in 1995 when engineering design was the principal activity. In 1996, a prototype of the vehicle was being tested; design modification changes were being made; and tooling and parts were being ordered. Kits for 28 vehicle frames with motor controllers were shipped in the Second Quarter 1996.

    During 1996, development continued on the climate control seat system and the radar system pursuant to development contracts some of which was funded pursuant to development contracts.


                                         (10)

The magnitude of the revenues recognized for the development of the seat systems and radar, and for the sale of IVS in 1996 was $690,000 compared to $530,000 in 1995.

    Grant revenues in 1996 of approximately $815,000 were directly related to the electric vehicle development contracts activities and are combined with the development contract revenues. There were insignificant grant activities in 1996 related to the Company's other products. In 1995, grant revenues of $406,000 were related to two prior electric vehicle projects and a project in the seat systems area.

    DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs increased from $2,066,000 in 1995 to $7,575,000 in 1996 due to the increased activity in the Company's electric vehicle program and the provision of $1,355,000 for the loss expected on the Company's major electric vehicle contract discussed above.

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


LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, the Company had working capital of $1,338,000. Since its inception, the Company's principal sources of operating capital have been the proceeds of its initial public offering in June 1993 and the private placement of common stock in December 1995, together with revenues from grants, development contracts and the sale of prototypes to customers. To a lesser extent the Company received capital contributions from the Company's principal shareholders before becoming a public company.

    In 1996 cash and cash equivalents decreased by $4,282,000. Operating activities used $7,311,000 of which $5,179,000 was for the operating loss, $3,175,000 was for the increase in unbilled revenues and accounts receivable, primarily related to the development contracts and grants related to the Company's electric vehicle program, and $700,000 was for deferred contract costs related to work for the Company's contract with a proposed joint venture company in India. These expenditures were offset by the non-cash provision for the expected loss on the electric vehicle contract of $1,355,000. Unbilled revenues at the end of the Second Quarter 1996 will be billed later in the fiscal year. Investing activities used $173,000 related to the purchase of property and equipment. Financing activities provided $3,202,000 of which $3,159,000, net of repayments, was from borrowing under a revolving bank line of credit established to finance the cash flows of the major electric vehicle contract.

                                         (11)

    The current $4,000,000 revolving bank line of credit will have reduced available limits as the underlying project is concluded. As of June 30, 1996, $3,159,000 has been borrowed. The loan extends to September 30, 1996, and the bank has verbally agreed that further extensions may be made. However, there can be no assurance that the loan extension will be made by the bank.. In addition, other additional financing will be required, as discussed below.

    The Company expects to incur losses for the foreseeable future due to the continuing cost of its product development and marketing activities. Cash inflows during the current year are dependent upon achieving certain billing milestones under existing development contracts and grants, and on obtaining new production and/or development contracts. Cash outflows are dependent upon the level and timing of production and/or development work and the amount of research and development and overhead expenses.

    Currently, the Company's available cash and expected cash inflows are limited and the Company continues to review all sources and uses of cash in order to have sufficient cash available for operations. Actions being considered include: the reduction personnel and other operating expenses and the reduction or deferral of certain research and development activities. The effect of some of these actions could delay the completion of development activities relating to some or all of the Company's products In addition, the Company is actively pursuing investments by strategic partners and/or the sale of one or more of its technologies; a loan of up to $300,000 from Lon E. Bell, Chairman and Chief Executive Officer of the Company; and additional debt and/or equity financing.. At the present time, the Company expects to have sufficient cash through October 31, 1996. Operations beyond that date will require successful completion of a combination of the actions mentioned above now under consideration by the Company. There can be no assurance that these sources will provide adequate additional required financing As a development stage company, the Company will continue to need cash until such time as sufficient profitable production contracts are obtained.

    Except for the historical information contained herein, the matters discussed above include forward looking statements that involve risks and uncertainties, including with respect to the electric vehicle project, potential further delays in the completion of the contract and receipt of payments thereunder, unanticipated costs associated with the project which may cause the estimated loss to increase, and unanticipated product design problems, any of which will negatively affect the Company's cash flow position; and with respect to the overall operations and expected future operating losses, the timing and amount of financing required to continue operations; and other risks detailed from time to time in the Company's others filings with the SEC, including the Form 8-K filed July 17, 1996.


                                         (12)

PART II

                                  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         On July 25, 1996 John W. Clark joined the Board of Directors. Mr. Clark is a general partner of Westar Capital, a private investment company.

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


                                            Amerigon Incorporated
                                             ---------------------
                                            Registrant

Date:  October 23, 1996                     /s/  R. John Hamman, Jr.
                                             ------------------------
                                            R. John Hamman, Jr.
                                            Vice President Finance and
                                            Chief Financial Officer


                                         (13)