Form 10-Q
period 1996-09-30
AMERIGON INC
filed 1996-10-25
CIK 903129

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 1996.
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________________ to
    ________________.

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

                                    (818) 932-1200
                       ----------------------------------------


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

    At October 23, 1996 the registrant had 7,068,500 shares of Class A Common Stock; no par value; 0 shares of Class B Common Stock, no par value; and 0 shares Preferred Stock, no par value, issued and outstanding.


                                         (1)

                                AMERIGON INCORPORATED

                                  TABLE OF CONTENTS




Part I.       FINANCIAL INFORMATION

    Item 1.   Condensed Financial Statements

              Condensed Balance Sheet                                         3

              Condensed Statement of Operations                               4

              Condensed Statement of Cash Flows                               5

              Condensed Statement of Shareholders' Equity                     6

              Notes to Condensed Financial Statements                         7

    Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 10

Part II       OTHER INFORMATION                                              15

              Signature                                                      15


                                         (2)

                                AMERICAN INCORPORATED
                           (A DEVELOPMENT STAGE ENTERPRISE)

                               CONDENSED BALANCE SHEET
                          (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                  December 31,   September 30,
                                                                    1995            1996
                                                                  ----------------------------
                                                                                  (unaudited)
                        ASSETS
Current Assets:
    Cash and cash equivalents                                       $4,486           $268
    Accounts receivable less allowance of $100                       1,052          1,053
    Unbilled revenue                                                 1,468          2,565
    Inventories, primarily raw materials                               243            127
    Deferred contract costs                                                           700
    Prepaid expenses and other assets                                  961            460
                                                                  ----------------------------
          Total current assets                                       8,210          5,173

Property and Equipment, net                                            785            703

                                                                  ----------------------------
          Total Assets                                              $8,995         $5,876
                                                                  ----------------------------
                                                                  ----------------------------

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                $1,123         $1,533
    Deferred revenue                                                    94            141
    Accrued liabilities                                                512            416
    Note payable to shareholder                                                       200
    Bank loan payable                                                               2,532
                                                                  ----------------------------
          Total current liabilities                                  1,729          4,822
                                                                  ----------------------------

Long Term Portion of Lease Liability                                    68             50
                                                                  ----------------------------

Shareholders' Equity:
    Preferred stock, no par value; 5,000,000 shares
      authorized, none issued and outstanding
    Common stock:
      Class A -no par value; 17,000,000 shares authorized
       4,068,500 and 4,050,000 issued and outstanding at
       September 30, 1996 and December 31, 1995, respectively
       (An additional 3,000,000 shares held in escrow)              17,270         17,321
      Class B -no par value; 3,000,000 shares authorized,
         none issued and outstanding
     Contributed capital                                             3,115          3,115
     Deficit accumulated during development stage                  (13,187)       (19,432)
                                                                  ----------------------------
            Total shareholders' equity                               7,198          1,004

                                                                  ----------------------------
            Total Liabilities and Shareholders' Equity              $8,995         $5,876
                                                                  ----------------------------
                                                                  ----------------------------




            See accompanying notes to the condensed financial statements.


                                         (3)

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          From
                                                                                     April 23, 1991
                                              Three Months          Nine Months        (Inception)
                                           Ended September 30,  Ended September 30,  to September 30,
                                            1995        1996    1996         1996         1996
                                           -------------------  -------------------  ----------------
                                              (unaudited)          (unaudited)          (unaudited)
Revenues:
  Development contracts and
    related grants                         $2,146    $1,768      $4,326    $6,382        $15,196
  Grants                                       74       119         480       119          5,943
                                           -------------------  -------------------  ----------------
       Total revenues                       2,220     1,887       4,806     6,501         21,139
                                           -------------------  -------------------  ----------------

Costs And Expenses:
  Direct development contract and
     related grant costs                    1,463     1,567       3,895     9,142         15,927
  Direct grant costs                           66       101         390       101          4,623
  Research and development                    452       545       1,785     1,544          8,203
  Selling, general and administrative,
    including reimbursable expenses           753       657       1,820     1,838         12,215
                                           -------------------  -------------------  ----------------
      Total Costs and Expenses              2,734     2,870       7,890    12,625         40,968

                                           -------------------  -------------------  ----------------
Operating Loss                               (514)     (983)     (3,084)   (6,124)       (19,829)

Interest Income                                19         1         124        42            560
Interest Expense                                        (84)                 (163)          (163)

                                           -------------------  -------------------  ----------------
Net Loss                                    ($495)  ($1,066)    ($2,960)  ($6,245)      ($19,432)
                                           -------------------  -------------------  ----------------
                                           -------------------  -------------------  ----------------

Net Loss Per Share                         ($0.15)   ($0.26)     ($0.90)   ($1.54)
                                           -------------------  -------------------
                                           -------------------  -------------------

Weighted Average Number
  Of Shares Outstanding                     3,300     4,069       3,300     4,060
                                           -------------------  -------------------
                                           -------------------  -------------------


          See accompanying notes to the condensed financial statements.


                                      (4)

                                AMERIGON INCORPORATED
                           (A DEVELOPMENT STAGE ENTERPRISE)

                     CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (IN THOUSANDS )
                                     (UNAUDITED)


                                                          Common Stock                           Deficit
                                                          ------------                         Accumulated
                                Preferred Stock      Class A         Class B                    During the
                                ---------------      -------         -------      Contributed  Development
                                Shares  Amount   Shares   Amount  Shares  Amount    Capital       Stage       Total
                                ------------------------------------------------------------------------------------
Balance at December 31, 1995       -       -     4,050   $17,270     -       -      $3,115      ($13,187)   $7,198

Exercise of stock options                           19       145                                                145

Expenses of sale of stock                                    (94)                                               (94)

Net Loss                                                                                           (6,245)   (6,245)

                                ------------------------------------------------------------------------------------
Balance at September 30, 1996       -      -     4,069   $17,321      -       -      $3,115      ($19,432)   $1,004
                                ------------------------------------------------------------------------------------
                                ------------------------------------------------------------------------------------


            See accompanying notes to the condensed financial statements.


                                         (5)

                                AMERIGON INCORPORATED
                           (A DEVELOPMENT STAGE ENTERPRISE)

                          CONDENSED STATEMENT OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                                        From
                                                                                   April 23, 1991
                                                                  Nine Months      (inception) To
                                                              Ended September 30,   September 30,
                                                                1995       1996          1996
                                                              -------------------  --------------
                                                                  (unaudited)        (unaudited)
Operating Activities:
  Net loss                                                    ($2,960)  ($6,245)      ($19,432)
  Adjustments to reconcile net loss to
      cash used in operating acitivites:
    Depreciation and amortization                                 221       269            823
    Provision for doubtful accounts                                                        110
    Stock option compensation                                                              712
    Contributed capital -founders'
     services provided without cash compensation                                           300
    Change in operating assets and liablilities:
       Accounts receivable                                        457        (1)        (1,163)
       Unbilled revenue                                        (1,036)   (1,097)        (2,565)
       Inventory                                                 (515)      116           (127)
       Deferred contract costs                                             (700)          (700)
       Prepaid expenses and other assets                         (204)      501           (459)
       Accounts payable                                           342       410          1,533
       Deferred revenue                                          (868)       47            141
       Accrued liabilities                                        (22)      (96)           416
                                                              -------------------  --------------
  Net cash used in operating acitivities                       (4,585)   (6,796)       (20,411)
                                                              -------------------  --------------

Investing Activities:
  Purchase of property and equipment                             (276)     (187)        (1,458)
  Short term investments                                        2,910                        9
                                                              -------------------  --------------
    Net cash provided by (used in) investing activities         2,634      (187)        (1,449)
                                                              -------------------  --------------

Financing Activities:
  Proceeds (expenses) from sale of common stock, net                        (94)        17,176
  Proceeds from sale of warrants                                                             1
  Proceeds from exercise of stock options                                   145            145
  Borrowing under line of credit                                          5,180          6,280
  Repayment of line of credit                                            (2,648)        (3,748)
  Repayment of capital lease                                      (10)      (18)           (28)
  Proceeds from note payable to shareholder                                 200            200
  Notes payable to shareholders contributed
    to capital                                                                           2,102
                                                              -------------------  --------------
   Net cash provided by (used in) financing activities            (10)    2,765         22,128
                                                              -------------------  --------------
Net increase (decrease) in cash                                (1,961)   (4,218)           268

Cash and cash equivalents, beginning of period                  2,405     4,486           -
                                                              -------------------  --------------
Cash and cash equivalents, end of period                         $444      $268           $268
                                                              -------------------  --------------
                                                              -------------------  --------------



       See accompanying notes to the condensed financial statements.


                                       (6)

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF CERTAIN ACCOUNTING POLICIES:

    The accompanying condensed balance sheet as of September 30, 1996 and the condensed statements of operations and cash flows for the three months and for the nine months ended September 30, 1996 and for the period from April 23, 1991 (inception) to September 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The results of operations for the three month and the nine month periods ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

    DEVELOPMENT CONTRACT REVENUES AND RELATED GRANTS. The Company has entered into a number of fixed price contracts under which revenue is recognized using the percentage of completion method, or in the case of short duration contracts, when the prototype or services are delivered. Development contract revenues earned are recorded on the balance sheet as Unbilled Revenue until billed. The Company has received government grants which parallel one of its development contracts. These grants are included in development contract and related grant revenues.

    GRANT REVENUES. Revenue from government agency grants and other sources pursuant to cost-sharing arrangements is recognized when reimbursable costs have been incurred. Grant revenues earned are recorded on the balance sheet as Unbilled Revenue until billed.

    RECLASSIFICATIONS. Certain reclassifications were made to the Statement of Operations for the Three Months and Nine Months Ended September 30, 1995 to make them consistent with the classifications in the corresponding periods of 1996.


                                         (7)

NOTE 3 - LOSS ON DEVELOPMENT CONTRACT:

    In the second quarter of 1996, the Company recorded a provision of $1,355,000 for the loss expected on the major electric vehicle contract. The estimated ultimate loss on the contract was increased as of September 30, 1996 by $160,000 plus allocated overhead of $110,000 based upon actual costs incurred in the third quarter 1996 and the Company's estimate of the remaining costs to complete the contract. The contract loss reserve has been reduced by actual costs incurred in excess of revenues recognized during the third quarter of 1996. The balance of the contract loss reserve of $110,000 has been classified as a reduction of unbilled revenue.

NOTE 4 - NET LOSS PER SHARE:

    The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Excluded from this calculation are the 3,000,000 Escrowed Contingent Shares (Note 4). Common stock equivalents (stock options and stock warrants) are anti-dilutive in both periods and are excluded from the net loss per share calculation.

NOTE 5 - ESCROW AGREEMENT

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

    The release of the Escrowed Contingent Shares, if any, will be deemed compensatory and, accordingly, will result in charges to earnings equal to the fair market value of the Escrowed Contingent Shares recorded ratably over the period beginning on the date when management determines that any of the specified events are probable of being attained and ending on the date on which the Escrowed Contingent Shares are released. At the time a goal is attained, previously unrecognized compensation expense will be adjusted by a one-time charge based on the then fair market value of the shares released from Escrow. Such charges could substantially reduce the Company's net income or increase the Company's loss for financial reporting purposes in the periods such charges are recorded. The specified events are not considered probable of attainment at this time.

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

NOTE 6 - GOING CONCERN:

    The Company expects to incur losses for the foreseeable future due to the continuing cost of its product development and marketing activities. Cash inflows during the development and early stage production period are dependent upon achieving certain billing milestones under existing development contracts and grants, and on obtaining new production and/or development contracts. Cash outflows


                                         (8)
are dependent upon the level and timing of production and/or development work and the amount of research and development and overhead expenses. Cash inflows must be supplemented by cash from debt and/or equity financing. The Company is presently seeking both short and long term financing. There can be no assurance such financing will be obtained. If the Company is unable to obtain financing in the near future, the Company will be unable to pay its trade and other creditors.

    The Company's bank line of credit has been extended to October 31, 1996 and the bank has verbally agreed to extend the term to November 30, 1996. As of September 30, 1996, the Company is in violation of certain financial and other covenants contained in the loan agreement for which the Company has requested a waiver or forbearance agreement from the bank. No assurances can be given that the bank will approve the extension of the loan term through November 30, 1996 or agree to the requested waiver and forbearance. If the bank were to accelerate the maturity date of the line of credit, the Company would not have, absent additional financing, sufficient funds to repay the loan.


                                         (9)

                                        PART 1

                                        ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995

    REVENUES. Revenues for the three months ended September 30, 1996 ("Third Quarter 1996") were $1,887,000 as compared with revenues of $2,220,000 in the three months ended September 30, 1995 ("Third Quarter 1995"). Approximately $1,609,000 of Third Quarter 1996 revenue relates to a single electric vehicle development contract and related grants, which is a decrease of approximately $278,000 compared to the corresponding amount in Third Quarter 1995 which contained revenues from two new grants with respect to development activities that had already been commenced. Development contract revenues are expected to decline significantly in the next two fiscal quarters because the activity on the major electric vehicle development contract is expected to diminish during the fourth quarter of 1996 and ultimately conclude at the end of 1996 with no replacement contract presently scheduled to follow. Therefore, the Company does not expect any revenues from this major electric vehicle development contract in 1997. The percentage of completion method of accounting is used for this contract and, accordingly, revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Revenues and gross profit are recognized prospectively after taking into account revisions in estimated total contract costs and contract values, and estimated losses are recorded when identified. Grant revenue is recorded when reimbursable costs are incurred.

    In the Third Quarter 1996, two prototypes of the vehicle were improved with design modification changes. Kits for all vehicle frames including motor controllers required under the major electric vehicle development contract were completed and shipped to the customer and final tooling for body panels and interior portions of the vehicle and remaining parts were being ordered during the Third Quarter 1996. By comparison, in the Third Quarter 1995, the development contract was in an early stage where the scope of work was beginning to increase from engineering design to ordering tooling for parts.

    During the Third Quarter 1996, development continued on the climate control seat system and the radar system which was funded in part by development contracts. Revenues recognized for the development of the seat systems and radar, and for the sale of interactive voice navigation systems ("IVS"), was $157,000 in the Third Quarter 1996 compared to $259,000 in the Third Quarter 1995, reflecting fewer of such development contracts in process in the Third Quarter 1996 and continued slow sales of the IVS product.

    Grant revenues from activities not related to development contracts totaled $119,000 in the Third Quarter 1996, compared to $74,000 in the Third Quarter 1995. In the Third Quarter 1996, the Company's two grant contracts were larger than those in the Third Quarter 1995.

    DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs increased to $1,567,000 in the Third Quarter 1996 compared to $1,463,000 in the Third Quarter 1995. The principal activity in both periods relates to the Company's electric vehicle program. Two prototypes of the vehicle were improved with design modification changes.


                                         (10)

Kits for all vehicle frames including motor controllers were completed and shipped to the customer and final tooling for body panels and interior portions of the vehicle and remaining parts were being ordered during the Third Quarter 1996.

    DIRECT GRANT COSTS. Direct Grant Costs were $101,000 in the Third Quarter 1996 compared to $66,000 in the Third Quarter 1995. These costs are related to the projects for which grant revenues are reported. In 1996 grant activity related to an IVS and radar systems project and in 1995 activity related to a prior electric vehicle project and a seat project.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $545,000 in the Third Quarter 1996 from $452,000 in Third Quarter 1995 due to the fact that the level of activities in all programs was greater in the Third Quarter 1996 than in the Third Quarter 1995 and less of the costs were funded by development contracts and grants. The Company's research and development expenses fluctuate significantly from period to period, due to both changing levels of activity and changes in the amount of such activities that are covered by customer contracts or grants. Where possible, the Company seeks funding from third parties for its research and development activities. When the Company successfully obtains such funding, the expenses attributable to such research and development activities are reported in direct development contracts and related grant costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $657,000 in Third Quarter 1996 compared to $753,000 in Third Quarter 1995. Direct and indirect overhead expenses included in SG&A which are associated with development contracts are allocated to such contracts. The Company made a concerted effort to control these expenses in the Third Quarter 1996.

    INTEREST EXPENSE. The interest expense in the Third Quarter 1996 is related to the bank line of credit obtained to finance work on the major electric vehicle contract.

NINE MONTHS 1996 COMPARED WITH NINE MONTHS 1995

    REVENUES. Revenues for the nine months ended September 30, 1996 ("1996") were $6,501,000 as compared with revenues of $4,806,000 in the nine months ended September 30, 1995 ("1995"). Approximately $5,535,000 of 1996 revenue relates to a single electric vehicle development contract and related grants, which is an increase of approximately $1,871,000 over 1995. Development contract revenues are expected to decline significantly in the next two fiscal quarters because the activity on the major electric vehicle development contract is expected to diminish during the fourth quarter of 1996 and ultimately conclude at the end of 1996 with no replacement contract presently scheduled to follow. Therefore, the Company does not expect any revenues from this major electric vehicle development contract in 1997. The percentage of completion method of accounting is used for this contract and, accordingly, revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Revenues and gross profit are recognized prospectively after taking into account revisions in estimated total contract costs and contract values, and estimated losses are recorded when identified. Grant revenue is recorded when reimbursable costs are incurred.

    The level of activity in the contracts involved considerably more labor and material expenses in 1996 compared to the beginning stages of the contracts in 1995 when engineering design was the principal activity. In 1996, two prototypes of the vehicle were constructed and improved with design modification changes. Kits for all vehicle frames with motor controllers required under the major electric vehicle development contract were completed and


                                         (11)
shipped to the customer and final tooling for body panels and interior portions of the vehicle and remaining parts were being ordered.

    During 1996, development continued on the climate control seat system and the radar system, some of which was funded pursuant to development contracts. The magnitude of the revenues recognized for the development of the seat systems and radar, and for the sale of IVS products in 1996 was $847,000 compared to $727,000 in 1995. The Company began selling IVS products in December 1995. Demand for the IVS product in 1996 was weak.

    Grant revenues in 1996 of approximately $119,000 were related to new grants for the IVS and radar products, compared to $480,000 in 1995 that were related to two prior electric vehicle projects and a project in the seat systems area. Certain other grant revenues that are related to the electric vehicle development have been combined with the development contract revenue. These grant revenues totaled $815,000 in 1996 compared to $872,000 in 1995.

    DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs increased to $9,142,000 in 1996 from $3,895,000 in 1995 due to the increased activity in the Company's electric vehicle program. In 1996, two prototypes of the vehicle were constructed and improved with design modification changes, kits for all vehicle frames with motor controllers were completed and shipped to the customer, and final tooling for body panels and interior portions of the vehicle and remaining parts were being ordered. In 1995, engineering design was the principal activity. The amount for 1996 includes a provision of $1,625,000 for the ultimate loss expected on the Company's major electric vehicle contract that was provided for primarily in the second quarter of 1996. The cost overruns were caused by unanticipated design and development problems and continued delays in the completion of the contract, as well as other factors, which resulted in higher labor costs together with higher than expected tooling and material costs.

    DIRECT GRANT COSTS. Direct Grant Costs in 1996 were $101,000 compared to $390,000 in 1995. These costs are related to the projects for which grant revenues are reported. The decrease in amount reflects the reduction in grant project activities during 1996.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1,544,000 in 1996 compared to $1,785,000 in 1995. These expenses represent unfunded research and development expenses. Expenses of research and development projects that are specifically funded by development contracts from customers are classified under direct development contract and related grant costs or direct grant costs. The Company's research and development expenses fluctuate significantly from period to period, due to both changing levels of activity and changes in the amount of such activities that are covered by customer contracts or grants. Where possible, the Company seeks funding from third parties for its research and development activities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  SG&A expenses were
$1,838,000 in 1996 compared to $1,820,000 in 1995. Direct and indirect overhead expenses included in SG&A which are associated with development contracts are allocated to such contracts.

    INTEREST INCOME (EXPENSE). The interest expense in 1996 is related to the bank line of credit obtained to finance work on the major electric vehicle contract. There was no such loan in 1995. Interest income decreased to $42,000 in 1996 compared to $124,000 in 1995 reflecting the overall lower cash balance during 1996.

                                         (12)

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1996, the Company had working capital of $351,000.
The Company's principal sources of operating capital have been the proceeds of its initial public offering in September 1993 and the private placement of common stock in December 1995, together with revenues from grants, development contracts and the sale of prototypes to customers. To a lesser extent, the Company received capital contributions from the Company's principal shareholders before becoming a public company and has received loans from the Company's Chief Executive Officer and principal shareholder subsequent to such date.

    In 1996, cash and cash equivalents decreased by $4,218,000. Operating activities used $6,796,000 of which $6,245,000 was for the operating loss, $1,098,000 was for the increase in unbilled revenues and accounts receivable (primarily related to the development contract and grant related to the Company's electric vehicle program), and $700,000 was related to work on a contract for a proposed joint venture company in India. Reductions of $501,000 in prepaid expenses and other assets related to the electric vehicle program and increases in accounts payable of $410,000 partially offset the other uses of cash for operating activities. Investing activities used $187,000 related to the purchase of property and equipment.

    Financing activities provided $2,765,000 of which $2,532,000, net of repayments, was from borrowing under a revolving bank line of credit established to finance the cash flows of the major electric vehicle contract. The Company's bank line of credit has been extended to October 31, 1996 and the bank has verbally agreed to extend the term to November 30, 1996. As of September 30, 1996, the Company is in violation of certain financial and other covenants contained in the loan agreement for which the Company has requested a waiver or forbearance agreement from the bank. No assurances can be given that the bank will approve the extension of the loan term through November 30, 1996 or agree to the requested waiver and forbearance. If the bank were to accelerate the maturity date of the line of credit, the Company would not have, absent additional financing, sufficient funds to repay the loan.

    The Company expects to incur losses for the foreseeable future due to the continuing cost of its product development and marketing activities. To fund its operations, the Company will continue to need cash from financing sources unless and until such time as sufficient profitable production contracts are obtained. Cash inflows during the development and early stage production period are dependent upon achieving certain billing milestones under existing development contracts and grants, and on obtaining new production and/or development contracts. Cash outflows are dependent upon the level and timing of production and/or development work and the amount of research and development and overhead expenses. Cash inflows must be supplemented by cash from debt and/or equity financing.

    Since September 30, 1996, the Company's working capital has diminished to almost zero. Moreover, the Company's borrowing capacity under its bank line of credit is severely limited. The Company will be required to obtain significant additional financing through bank borrowings, debt or equity financing or otherwise to finance its current and planned operations. No assurance can be given that any such financing will be obtained. If the Company does not obtain such financing in the near future, the Company will be unable to pay its trade and other creditors and may be required to curtail, abandon or dispose of one or more of its operating activities. In any event, management believes that the Company will be unable to obtain sufficient capital resources to continue to pursue the further


                                         (13)
development, manufacture and sale of its four existing product lines. As a result, the Company intends to concentrate its financial and other resources on the development of the seat and radar technologies and to seek strategic or financing partners for its electric vehicles and IVS technologies. No assurance can be given, however, that such strategic or financial partners will be found.

    Except for the historical information contained herein, the matters discussed above include forward looking statements that involve risks and uncertainties, including with respect to the electric vehicle project, potential further delays in the completion of the contract, unanticipated costs associated with the project which may cause the estimated loss to increase, unanticipated product design problems and inability to obtain a financial or strategic partner; and with respect to the overall operations and expected future operating losses, the timing and amount of financing required to continue operations; and other risks detailed from time to time in the Company's other filings with the SEC.


                                         (14)

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibits: Not applicable.
         Form 8-K (item 5) dated July 17, 1996



                                      Signature
                                      ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Amerigon Incorporated
                                  ---------------------
                                  Registrant

Date:  October 23, 1996            /s/  R. John Hamman, Jr.
                                  -------------------------
                                  R. John Hamman, Jr.
                                  Vice President Finance and
                                  Chief Financial Officer


                                         (15)