Form 10-K
period 1996-12-31
AMERIGON INC
filed 1997-03-31
CIK 903129

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           [FEE REQUIRED]
                                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                                          OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 0-21810
                            ------------------------
                             AMERIGON INCORPORATED
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                95-4318554
--------------------------------------    --------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)
  404 E. HUNTINGTON DRIVE, MONROVIA,                      91016
              CALIFORNIA                  --------------------------------------
--------------------------------------
   (Address of principal executive                      (Zip Code)
               offices)

       Registrant's telephone number, including area code: (818) 932-1200

Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH
--------------------------------------                  REGISTERED
                                          --------------------------------------
     None.
--------------------------------------    --------------------------------------
--------------------------------------    --------------------------------------
--------------------------------------    --------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                       Class A Common Stock, no par value
--------------------------------------------------------------------------------

                                (Title of Class)

                                Class A Warrants
--------------------------------------------------------------------------------

                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of March 24, 1997, was $36,732,500. (For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

    At March 24, 1997, the registrant had issued and outstanding 12,542,500 shares of Class A Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE.

    Portions of the registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    AMERIGON

ITEM 1.  BUSINESS

GENERAL

    Amerigon Incorporated (the "Company") is a development stage company incorporated in California in 1991 to develop, manufacture and market proprietary high technology automotive components and systems for sale to automobile and other original equipment manufacturers. The Company was founded on the premise that technology proven for use in the defense and aerospace industries could be successfully adapted to the automotive and transportation industries. The Company has focused on technologies that it believes can be readily adapted to automotive needs for advanced vehicle electronics and for electric vehicle systems. The Company seeks to avoid direct competition with established automotive suppliers of commodity products by identifying market opportunities where the need for rapid technological change gives an edge to new market entrants with proprietary products. The Company has principally focused on developing proprietary positions in the following technologies: (i) thermoelectric heated and cooled seats; (ii) radar for maneuvering and safety;
(iii) voice interactive navigation and entertainment; and (iv) electric vehicle components and production systems.

    The Company has recently determined to focus its resources primarily on developing its heated and cooled seat and radar for maneuvering and safety technologies. The Company has adopted this strategy primarily because the Company believes that the markets for these products have greater near-term potential than the markets for its other products, and because these technologies presently afford the Company its best opportunities to exploit competitive advantages over rival companies. The Company also expects continued necessary development and marketing of the Company's voice interactive navigation technologies and electric vehicle systems to entail very high costs, to the point that they are likely to exceed the Company's financial resources. Even if the Company were able to overcome this financial challenge, management also believes that the Company might not be able to develop and successfully market the next generation of IVS-TM-, and might not be able to successfully develop and profitably manufacture electric vehicles or their components, without commercial or technical assistance from one or more strategic partners. Recently, the Company entered into a non-binding letter of intent that contemplates the possible formation of a joint venture to pursue further development and marketing of the IVS-TM- product. See "-- Products" herein. If the proposed joint venture (or a similar transaction) is not consummated or the Company is unable to sell the IVS-TM- technology and product line in the near future, the Company plans to discontinue sales and further manufacture and development of the IVS-TM- and related technology. The Company is also presently seeking strategic and financial partners to help support continued development and marketing of the Company's electric vehicle systems. See "--Products" herein. If the Company is unable to arrange such a relationship in the near term, the Company will attempt to sell its proprietary interests and other assets in and relating to its electric vehicle technology or abandon their development.

    The Company's heated and cooled seats and radar products are in various stages of development. The Company is presently working with three of the world's largest automotive original equipment manufacturers on pre-production development programs for heated and cooled seats. In addition, the Company has sold multiple prototypes of its heated and cooled seats and radar for maneuvering and safety to potential customers for evaluation and demonstration.

    The Company has recently experienced significant cash shortfalls because its expenses have greatly exceeded its revenues. On October 31, 1996, the Company completed a $3,000,000 private placement (the "Bridge Financing") of Units, each consisting of $47,500 principal amount of unsecured promissory notes (the "Bridge Notes") and $2,500 principal amount of subordinated convertible debentures (the "Debentures"), to enable it to continue operations until the completion of a public offering (the "Offering") of Units consisting of Class A Common Stock and Class A Warrants. The sale of 17,000 Units in the Offering was completed on February 18, 1997, and the sale of an additional 2,550 Units pursuant to the underwriter's exercise of an over-allotment option was completed on March 7, 1997. The aggregate proceeds from the Offering, net of underwriting fees and discounts and all expenses, were approximately $17,700,000. Approximately $4,100,000 of the proceeds of the Offering were applied to repayment of the Bridge Notes and other indebtedness, with the balance of the net proceeds to be used to fund future operations.

PRODUCTS

    CLIMATE CONTROL SEAT SYSTEM

    The Company's Climate Control Seat ("CCS") system utilizes non-exclusive, licensed, patented technology to improve the temperature comfort of automobile passengers. The CCS uses one or more small (approximately two-inch square and one-eighth inch thick) thermoelectric modules, which are solid-state devices the surfaces of which turn hot or cold depending on the polarity of applied direct current electricity. Heat-transfer parts attached to the modules cool or heat air that is blown past them. The conditioned air is then circulated through ducts and pads in the seat so that the surface of the seat grows warm or cool for the passengers, with small quantities of conditioned air passing through the seat to flow directly on the passengers. Each seat has individual electronic controls to adjust the level of heating or cooling. The CCS uses substantially less energy than conventional air conditioners by focusing the cooling directly on the passengers through the seat, rather than cooling the entire ambient air volume and the interior surfaces of the vehicle.

    The CCS offers several benefits compared to conventional heated car seats. First, the thermoelectric technology provides both heating and cooling. The system also provides environmental benefits because it cools without the use of fluorine-based refrigerants or other liquids. The CCS could be used as the sole source of climate control in certain cars, such as low cost European cars or electric vehicles. Only a portion of the cars sold in Europe come equipped with factory air conditioning because of cost and effect on gas mileage, and the range of electric vehicles is greatly reduced by the large amount of energy required to operate traditional air conditioners. For some consumers, seat-based cooling is expected to be sufficient, while others will prefer it to be augmented with moderate cooling of the ambient air. In either case, there is the potential for significant reductions in energy usage, which would result in greater gas mileage in conventional vehicles and greater range in electric vehicles.

    Additional research and development are needed before the CCS can be commercialized. In particular, a production-engineered design is being modified with the goal of making the units less complex, more energy efficient and less expensive to manufacture and install. The Company is also working to reduce fan noise and condensation resulting from operation of the seat in the cooling mode. No assurance can be given that the Company will be successful in effecting such improvements to the CCS. The Company's initial marketing of the CCS has been to automobile and vehicle seat manufacturers directly. The Company is presently working with three of the world's largest automotive original equipment manufacturers on pre-production development programs for the CCS. However, there can be no assurance that these development programs will result in a commercially viable product or lead to commercial production orders.

    Since Amerigon's CCS system provides both heating and cooling, the Company believes that the potential market for CCS is larger than the market for heated seats alone. The Company also believes that the CCS concept could be applied to seats other than those used in motor vehicles (e.g. to aircraft, theater, and stadium seating) although the Company has not devoted any resources to the development of such applications.

    RADAR FOR MANEUVERING AND SAFETY

    In January 1994, the Company obtained a non-transferable limited exclusive license from the Regents of the University of California (Lawrence Livermore National Laboratory) to certain "pulse-echo," "ultra-wideband" radar technology for use in the following three passenger vehicle applications: intelligent cruise control, airbag crash systems, and position sensors. The license requires the Company to achieve commercial sales (defined as sales of non-prototype products to at least one original equipment manufacturer) of products by the end of 1998. Failure to achieve commercial sales will result in the loss of exclusivity of the license with respect to any particular application. The Company anticipates possible sales of non-prototype radar products to several potential customers in 1998, although no such sales can be assured. See "--Proprietary Rights and Patents--Radar for Maneuvering and Safety."

    This technology was originally developed as part of a laser fusion program to measure the short bursts of energy emitted during fusion experiments. This type of radar sends out from one to two million short radio impulses every second to a distance of 5 to 10 meters, each lasting a billionth of a second. These short impulses enable the radar to operate across a wider and lower band of radio frequency, making it less likely to suffer from interference from other radar signals, and allowing it to penetrate dirt, snow and ice.

    The Company has applied this technology to develop demonstration prototypes of a parking aid and a lane change aid. The parking aid detects a vehicle or other object that reflects radar signals behind the automobile and provides an audible or visual signal as the driver approaches it. The lane change aid detects vehicles to the side of the automobile when the driver attempts to turn or change lanes and emits an audible warning signal. The Company began marketing these radar products in 1994 and has received contracts to design evaluation prototypes from eight automotive manufacturers for both the parking and lane change aids. These products are now under evaluation by prospective customers. The Company's near-term objective is to obtain further development agreements from some of these and other prospective customers to customize the system design during 1997. No assurance can be given that the Company will obtain any such further development agreements. See "Item 1--Risk Factors--Limited Marketing Capabilities; Uncertainty of Market Acceptance," "--Competition; Possible Obsolescence of Technology," "--Lack of Exclusive Licenses on IVS-TM-and Heated and Cooled Seats; Potential Loss of Exclusivity of License on Radar for Maneuvering and Safety," and "--Dependence on Acceptance by Automobile Manufacturers and Consumers; Market Competition."

    Several automotive original equipment manufacturers are now offering ultrasonic or infrared laser distance sensors for parking aids. The Company believes that the advantage of its radar technology is superior performance. Competing products in the automotive industry have utilized ultrasonic and infrared sensors which require line of sight from the sensor to the target and installation with outside lenses. Dirt, ice, rain, fog or snow can obstruct the function of such systems. Although they offer reasonable accuracy at short distances, they are comparatively range-limited and are subject to false trigger problems due to interference with the required line of sight. The Company's radar technology, on the other hand, is less susceptible to these environmental conditions, and can even penetrate plastic, allowing it to be mounted inside plastic bumpers or tail light assemblies. Although there is currently considerable interest among automobile manufacturers for various radar products, there is substantial competition from large and well-established companies for these potential product opportunities, as well as for possible industrial applications. Many of these companies have substantially greater financial and other resources than those of the Company. In addition, considerable research and development will be required to develop the Company's radar technology into finished products, including design and development of application software and antenna systems and production engineering to reduce costs and increase reliability. No assurance can be given that the Company will be successful in reducing costs or increasing reliability or that the Company will be able to develop its radar technology into finished products.

    INTERACTIVE VOICE SYSTEMS (IVS-TM-)

    On March 3, 1997, the Company entered into a non-binding letter of intent with Yazaki Corporation, a Japanese company ("Yazaki"), and Technology Strategies and Alliances, a California corporation ("TSA"), pursuant to which the parties propose, subject to satisfactory completion of due diligence, completion of definitive documents and other conditions specified in the letter of intent, to form a joint venture to develop and market the IVS-TM- product in the automotive aftermarket. The basic terms of the joint venture call for the Company to provide to the joint venture company substantially all assets relating to the IVS-TM- product, with the Company retaining an equity interest in such company. The Company would also be paid $2,000,000 in cash within one year of the parties' execution of the definitive joint venture agreement. The Company may be obligated to pay a portion of the consideration received in the joint venture transaction to third parties pursuant to existing license agreements. The transaction would also involve payments to the Company of up to $1,000,000 to support the Company's cost structure in the IVS-TM- area. The letter of intent further contemplates that Yazaki would contribute capital agreed by the parties to be necessary to fund the joint venture company's business strategy in exchange for, among other things, a majority equity interest in such company and the exclusive rights to manufacture, market and sell to automotive and other industries' OEMs all products developed by the joint venture company. Shares in the joint venture company would also be reserved for key officers, working directors and employees of the joint venture company through a stock option plan. No assurance can be given that Yazaki will provide any support funding, that the parties will agree on a definitive joint venture agreement or enter into such agreement, or that the proposed joint venture transaction will ultimately be consummated.

    The IVS-TM- was initially designed to apply voice recognition technology incorporating proprietary features and computer systems to provide an inexpensive and easy-to-use tool for people to receive directions to their destination while driving their vehicle. The IVS-TM- provides navigation directions through the car's audio compact disc ("CD") system using actual spoken words stored on the CD through digital compression technology. The car CD system or radio functions normally when the IVS-TM- is not giving or receiving instructions, but can be temporarily interrupted to use the IVS-TM- functions. The IVS-TM- has three components: a small microphone mounted near the sun visor, similar to a cellular phone microphone; an electronic module (approximately two-thirds the size of a standard video cassette tape) that is mounted inside the dashboard, under the seat or in the trunk; and a standard automobile CD player and radio. In most instances, the CD player is modified by its manufacturer to provide additional ports in the back of the unit for connecting to the IVS-TM- electronic module.

    To date, the IVS-TM- product has not been commercially successful and likely would require substantial further development before it could be expected to achieve significant sales. Such further development includes, among other things, the need to streamline data-entry, lower costs, improve the compatibility of the product with CD units and explore other applications of the technology. In 1995, the Company had pre-production orders for approximately 2,000 units. As of December 31, 1996, only approximately 2,700 units had been produced and sold. Although the Company received an order for additional units, the Company did not accept such order since the costs associated with filling the order were greater than the revenues to be received as a result of the low volume of units ordered.

    The IVS-TM- system operates by requesting a starting point and a destination point, each of which must be spelled out, one letter at a time, by the driver or a passenger, and confirmed by the unit. Way-points may include specific street names and addresses, cross-streets or "points of interest" (such as airports, hotels, gas stations, major restaurants, ATMs and tourist attractions). The IVS-TM- provides step-by-step verbal instructions on how to reach the destination. The IVS-TM- uses a proprietary routing algorithm that selects the most favorable route to a given destination taking into account average highway and street speeds, one way streets and distances.

    The operating software and digital map data for the IVS-TM- are stored on a CD that is inserted in the car stereo when the system is in use. The CDs, which contain encrypted maps for various metropolitan areas, are packaged inside the same box with the IVS-TM- hardware. Customers call a toll-free number to access the maps they wish from the selection available on the CDs. Upon payment by credit card for requested metropolitan areas, the customer is provided a code number that unlocks the encrypted maps once the number is spoken into the IVS-TM- unit.

    To date the Company has completed encrypted maps for twenty metropolitan areas including Atlanta, Boston, Chicago, Dallas/Ft. Worth, Denver, Detroit, Houston, Indianapolis, Las Vegas, the five counties in Los Angeles, Miami, New York and Northern New Jersey, Orlando, Philadelphia, Phoenix, Sacramento,

San Diego, San Francisco, Seattle and Washington D.C./Baltimore. Using map technology licensed from an unrelated third party, the Company does map checking and limited upgrading to make the maps suitable for use with the IVS-TM-.

    The Company believes that the IVS-TM- has several advantages over other navigation systems which generally utilize manual keyboards or touch screens to input data, visual map displays for showing locations, and global positioning satellite systems or other expensive sensors for identifying the vehicle's location. The IVS-TM- is not only less costly but simpler and safer to use because it relies solely on verbal instructions, and drivers are not distracted by the need to look at a visual display or manipulate a keyboard or other complicated controls. In addition, competitive navigation systems with visual displays require extensive modification to the interior of a vehicle if the display is to fit in the dashboard, thereby reducing the feasibility of offering the product as a dealer-installed option or aftermarket product.

    In December 1995 and January 1996, the Company shipped the first IVS-TM-product to be sold initially to the consumer electronics market. Four manufacturers of automotive CD players (Kenwood, Alpine, Clarion and Fujitsu-Ten Eclipse) have modified certain of their CD player models for compatibility with the IVS-TM-. To date, the IVS-TM- has only been sold to the retail aftermarket.

    ELECTRIC VEHICLE SYSTEMS

    By developing its own products and managing programs related to electric vehicles (such as the Showcase Electric Vehicle Program and the Running Chassis Program), the Company has developed a base of knowledge and expertise concerning electric vehicles. The Company's experience has included the ground-up design of electric vehicles and testing and integration of state of the art components being made available for electric vehicles by other companies. The Company's electric vehicle systems program is presently focused on two main fronts. The first comprises the development and production of electric vehicles, principally for markets in developing countries. The Company hopes to implement this initiative in the near-term through a possible joint venture project in India. The Company's other main electric vehicle undertaking would center on the marketing and distribution of its Energy Management System.

    The Company is seeking financial partners to help fund further research and development of its electric vehicle technology and strategic partners to assist the Company in manufacturing and distribution. No assurance can be given that the Company will be able to identify or obtain any such partners. If the Company is not able to obtain such financial or strategic partners, the Company will abandon further development of its electric vehicle technology or attempt to sell its proprietary interests and other assets in and relating thereto. The Company is the recipient of certain federal and state government grants relating to the development of the Company's electric vehicle products. Any failure to complete the development work contemplated by such grants that may be occasioned by the Company's abandonment of its electric vehicle business may have an adverse effect on the Company, including the loss of revenues from such grants or the inability to collect related receivables.

    Electric Vehicles. The Company has nearly completed a contract (the "Samsung Contract")for approximately $9,600,000 to develop approximately 50 aluminum-chassis passenger electric vehicle systems for Samsung Heavy Industries Co., Ltd., Kihung R&D Center, and affiliated companies. The electric vehicles produced under this contract include two of the Company's other proprietary products, the CCS and the Energy Management System.

    In its results for the year ended December 31, 1996, the Company reported cost overruns on this contract that caused costs for such contract to exceed revenues from the contract by approximately $2,150,000 for 1996 and resulted in the Company recording charges to operations for the ultimate estimated loss at completion of the contract of approximately $1,900,000. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." During 1996, the Company experienced a number of unanticipated design and development problems in the course of its performance under this contract. It became necessary to significantly modify the design of the interior of the electric vehicles to correct design deficiencies. The delay caused by this redesign had a number of deleterious side-effects. A number of employees had to be re-assigned to new jobs, which resulted in additional work hours. Orders already given to vendors for tooling and parts had to be canceled or delayed. As a result of these delays, some of the vendors that had been selected for critical parts took on large projects for other companies and were thereafter no longer available to supply the Company on a timely basis. Additional costs and delays were incurred in re-negotiating several large, complex supply contracts. Finally, due to the delays and the short time left to complete tooling and parts, orders had to be rushed, causing significantly higher costs for tooling, parts and freight. The Company also experienced problems with certain products supplied by vendors. These problems required additional attention by engineers, re-work of tooling and parts, and in some cases required the engagement of alternate suppliers. The Company may continue to experience cost overruns on this contract due to delays in completion of the contract and other factors.

    In February 1996, the Company entered into a memorandum of understanding (which has since expired) with a strategic partner to enter into a proposed joint venture in India to develop, market and/or manufacture electric vehicles. The terms of the joint venture called for the Company to contribute cash in the approximate amount of $2,200,000 as well as the design and certain tooling for production of the electric vehicles to the joint venture in exchange for a minority equity stake. The proposed joint venture called for the Company to produce approximately 60 electric mini-cars in ready-to-assemble kits for assembly in India. The proposed Indian co-venturer would have been expected to build the manufacturing capability for full-scale production. In anticipation of the formation of the Indian joint venture, the Company began prototype development work on a mini-car called the "REVA," designed principally for the Indian market. The Company has produced five fully-functional REVA prototypes. The Company has decided not to make any financial contribution to the joint venture entity and to seek a different joint venture arrangement involving the same and/or possibly one or more other strategic partners. The five completed REVA prototypes, together with additional prototypes that the Company may complete pursuant to existing grants, may be contributed to an alternative joint venture. However, no assurance can be given that the Company will identify any such strategic partners or ultimately consummate any joint venture transaction.

    The Company intends to focus any electric vehicle development activity on vehicles intended for use in developing Asian countries. The Company believes that there may be considerable demand for low cost electric vehicles in these markets. For example, in India, auto capacity is currently estimated at 300,000, which is comparatively small when measured against India's 20,000,000 household middle class population. Less than 20% of these households own cars; more than 50% own motorcycles. As a result, in India there is a growing demand for vehicles and a large unfilled backlog of orders. Because of this backlog, Indian consumers typically must put down a 10% cash deposit for a car and often have to wait for up to a year or more for delivery. In India, most cars sell for $7,500 or more and are expensive to operate due to the limited availability of gas and high costs of maintenance. The REVA is designed to be priced at less than $6,000 and to be relatively inexpensive to operate due to the availability of electricity for re-charging batteries in most households and the minimal number of parts compared to gas-powered cars. If the Company is successful in consummating a joint venture in India for the development, marketing and/or manufacture of electric vehicles, the Company might seek to identify similar opportunities in other developing countries. The Company has no present plans to try to sell its electric vehicles in the United States.

    Energy Management System. The Company's "Energy Management System" is a proprietary computer-based system under development by the Company for electric vehicles. The Energy Management System has two functions. First, it optimizes battery charging and use based on the age and condition of the battery to maximize vehicle range and extend battery life. The second function is to automatically adjust the operation of the systems of an electric vehicle to improve performance. For example, if the vehicle air conditioner is running, the system can momentarily turn it down during acceleration so that additional energy is available for propelling the vehicle. The system can also predict available range for typical freeway, city or mountain driving, and whether specific trips are possible (such as a commute to work or a trip to the grocery store). These features of the Energy Management System are important in electric vehicle applications because the range of electric vehicles initially will be limited to approximately 60 to 120 miles between charges, and because the frequency of battery replacement will be more important in determining the cost of operating an electric vehicle than the cost of the electricity necessary to recharge the battery.

    The Energy Management System consists of two components: first, a custom-developed printed circuit board with a micro-processor computer chip and other standard, commercially available computer components, that serves as the "brain" of the system; and second, custom-developed sensors installed on each of the vehicle's batteries to provide information concerning the batteries' status. Optimal decisions are either implemented automatically by the system or communicated to the driver through a text display in the instrument panel. The Company has completed initial research and development of prototype Energy Management Systems and is installing units in the electric vehicles it assembles under development orders and in the REVA prototypes developed in connection with the proposed Indian joint venture.

    The Company intends to try to market the Energy Management System by licensing its technology to other companies making electric vehicles. However, the system requires customization for the particular electric vehicle it is to control, including modification of the software, and requires extensive integration into the vehicle since it must connect with various other systems, receive sensor inputs from throughout the vehicle, and communicate with a visual display in the instrument panel. Because of these integration requirements, the Company or its licensees would need to undertake significant application engineering to adapt this product for each electric vehicle model. Furthermore, because development of the electric vehicle industry is subject to numerous uncertainties, the Company cannot predict whether there would ever be commercial sales of its system. Any significant additional investments in development of this product would be based upon customer interest as the electric vehicle market develops.

    GRANT FUNDED PROGRAMS

    The Company seeks grants from various sources to provide partial support for its product development efforts. A grant is essentially a cost-sharing arrangement whereby the Company obtains reimbursement from the grant agency for a portion of direct costs and reimbursable administrative costs incurred in managing specific development programs. Revenue from government agency grants and other sources pursuant to such cost-sharing arrangements is recognized when reimbursable costs have been incurred. Billings on the Company's grant programs are generally subject to the Company achieving certain milestones or complying with billing schedules designated in the grant agreements. Accordingly, delays between the time reimbursable grant costs are incurred and ultimately billed may occur. Grant revenues earned are recorded on the balance sheet as Unbilled Revenue until billed.

    Since 1992, the Company has received grants from the Advanced Research Projects Agency of the Department of Defense, the California Energy Commission, the Federal Transit Administration, and the Southern California Air Quality Management District. Several of the Company's grant-funded programs have been obtained through CALSTART, a non-profit consortium of primarily California companies engaged in the development and manufacture of products that benefit the environment. The Company managed the Showcase Program, co-managed the Neighborhood Electric Vehicle Program, and currently manages two other electric vehicle programs for CALSTART, for which the Company recognized revenues from CALSTART of approximately $840,000 and $2,198,000 in 1996 and 1995, respectively. Such amounts represent reimbursement of expenses incurred by the Company in managing four programs for CALSTART in 1995 and two programs in 1996.

    For the years ended December 31, 1996 and 1995, the Company recorded a total of $1,172,000 and $2,391,000, respectively, in federal and state government grants to fund the Company's development of various of its products, including electric vehicles. The Company has significantly reduced its efforts to obtain any additional grants and intends to focus its efforts on working toward production contracts for CCS and radar sensor systems.

    The Company's grants are subject to periodic audit by the granting government authorities for the purpose of confirming, among other things, progress in development and that grant moneys are being used and accounted for as required by the granting authority. If, as a result of any such audit, a granting authority were to disallow expenses submitted for reimbursement, such authority could seek recovery of such funds from the Company. The Company is not aware of any pending or threatened audits with respect to the Company's grants and does not have any reason to believe that any grant moneys have been applied in a manner inconsistent with grant requirements or that any grant audits are otherwise warranted or likely. However, no assurance can be given that any such audits will not be commenced in the future or that, if commenced, any such audits would not result in an obligation of the Company to reimburse funds to the granting authority.

    RESEARCH AND DEVELOPMENT

    The Company's research and development activities are an essential component of the Company's efforts to develop products for introduction in the marketplace. At March 24, 1997, approximately 35 of the Company's 59 employees (including all technicians and engineers involved in the Company's four product areas) were involved in technology research and product development. The Company's research and development activities are expensed as incurred. These expenses include direct expenses for wages, materials and services associated with development contracts, grant program activities, and the development of the Company's products, excluding expenses associated with projects that are specifically funded by development contracts or grant agreements from customers (which are classified under Direct Development Contract and Related Grant Costs or Direct Grant Costs in the Company's Statement of Operations). Research and development expenses do not include any portion of general and administrative expenses.

    The total amounts spent by the Company for research and development activities in 1996, 1995, and 1994 were $2,128,000, $2,367,000, and $2,137,000, respectively. Included in these amounts for each of such years were $298,000, $345,000, and $248,000, respectively, in payments for license rights to technology and minimum royalties. The Company's research and development expenses fluctuate significantly from period to period, due both to changing levels of research and development activity and changes in the amount of such activities that are covered by customer contracts or grants. Where possible, the Company seeks funding from third parties for its research and development activities. Customer-sponsored research and development expenses (i.e., expenses classified as Direct Development Contract and Related Grant Costs or Direct Grant Costs on the Company's Statement of Operations) for each of 1996, 1995, and 1994 were $11,743,000, $5,671,000, and $1,731,000, respectively.

    MARKETING AND SALES

    In the automotive components industry, products typically proceed through five stages of research and development and commercialization. Initial research on the product concept comes first, in order to assess its technical feasibility and economic costs and benefits, and often includes the development of an internal prototype for the supplier's own evaluation of the product. If the product appears feasible, a functioning prototype or demonstration prototype is manufactured by the component supplier to demonstrate and test the features of the product. This prototype is then marketed to automotive companies to generate sales of evaluation prototypes for internal evaluation by the automobile manufacturer. If the automobile manufacturer remains interested in the product after testing initial evaluation prototypes, it typically works with the component supplier to refine the product and then purchase second and subsequent generation engineering prototypes for further evaluation. Finally, the automobile manufacturer determines to either purchase the component for a production vehicle or terminate interest in the component.

    The time required to progress through these five stages of commercialization varies widely. Automotive companies will take longer to evaluate components that are critical to the safe operation of a vehicle where a product failure can result in a passenger death. Conversely, if the product is not safety critical, the evaluation can proceed more quickly since the risk of product liability is smaller. Another factor influencing the time required to complete the product sales cycle relates to the required level of integration of the component into other vehicle systems. Products that are installed by the factory generally require a medium amount of time to evaluate since other vehicle systems are affected and because a decision to introduce the product into the vehicle is not easily reversed, as it is with dealer-installed options. Products that are installed by an auto dealer take the least amount of time to evaluate since they have little impact on other vehicle systems. The Company's products vary in how they fit within these two factors affecting the time required for completing the sales cycle. The CCS has a moderate effect on other vehicle systems and would be a factory installed item. The Company's radar system and energy management system would also be factory installed and would have a greater impact on other vehicle systems.

    The Company's CCS, radar products and IVS-TM-, all of which are derived from technologies used in the aerospace or defense industries, are designed primarily to be applied to new gasoline-powered vehicles, with possible aftermarket application to existing gasoline-powered vehicles. The energy management system and the electric vehicle systems are uniquely designed for application to electric vehicles.

    The Company's ability to successfully market its seats and radar products will in large part be dependent upon, among other things, the willingness of automobile manufacturers to incur the substantial expense involved in the purchase and installation of the Company's products and systems, and, ultimately, upon the acceptance of the Company's products by consumers. In addition, automobile manufacturers may be reluctant to purchase key components from a small, development-stage company with limited financial and other resources. Even if the Company is successful in obtaining favorable responses from automobile manufacturers, the Company may need to license its technology to potential competitors to ensure adequate additional sources of supply in light of automobile manufacturers' reluctance to purchase products from a sole source supplier (particularly where the continued viability of such supplier is in doubt, as may be the case with the Company). Acceptance of the Company's components and systems for electric vehicles is dependent upon market acceptance of electric vehicles, as to which there can be no assurance. See "Item 1--Risk Factors--Dependence on Acceptance by Automobile Manufacturers and Consumers; Market Competition," "--Competition; Possible Obsolescence of Technology" and "--Lack of Exclusive Licenses on IVS-TM- and Heated and Cooled Seats; Potential Loss of Exclusivity of License on Radar for Maneuvering and Safety" and "Limited Marketing Capabilities; Uncertainty of Market Acceptance."

    MANUFACTURING, CONTRACTORS AND SUPPLIERS

    The Company intends to develop manufacturing capability in order to implement its business plan, control product quality and delivery, to shorten product development cycle times, and protect and further develop proprietary technologies and processes. This capability could be developed internally through the purchase or development of new equipment and the hiring of additional personnel, or through the acquisition of companies with established manufacturing capability. Certain members of management of the Company have significant experience in establishing and managing volume production of automobile components. However, to date, the Company has been engaged in only limited manufacturing, principally of the IVS-TM- product in small quantities, and there can be no assurance that the Company's efforts to establish its manufacturing operations for any of its products (including electric vehicles) will not exceed estimated costs or take longer than expected or that other anticipated problems will not arise that will materially adversely affect the Company's operations, financial condition and/or business prospects. The Company has already experienced significant delays and cost overruns in connection with its electric vehicle contracts. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Year Ended December 31, 1996 Compared to Year Ended December 31, 1995." The Company currently is seeking to identify and hire a vice president of operations with manufacturing experience. However, no assurance can be given that the Company will be successful in identifying, hiring or retaining such an individual on terms affordable to the Company (or on any terms).

    The Company has in the past engaged certain outside contractors to perform product assembly and other production functions for the Company, and the Company anticipates that it may desire to engage contractors for such purposes in the future. These outside contractors include suppliers of raw materials and components and may include sublicensees that have rights to manufacture components for the Company's products. The Company believes that there are a number of outside contractors that provide services of the kind that have been used by the Company in the past and that the Company may desire to use in the future. However, no assurance can be given that any such contractors would agree to work for the Company on terms acceptable to the Company or at all. The Company's inability to engage outside contractors on acceptable terms or at all would impair the Company's ability to complete any development and/or manufacturing contracts for which outside contractors' services may be needed. Moreover, the Company's reliance upon third party contractors for certain production functions will reduce the Company's control over the manufacture of its products and will make the Company dependent in part upon such third parties to deliver its products in a timely manner, with satisfactory quality controls and on a competitive basis.

    The Company relies on various vendors and suppliers for the components of its products. The Company expects that it will procure these components through purchase orders, with no guaranteed supply arrangements. While the Company believes that there are a number of alternative sources for most of these components, certain components are only available from a limited number of suppliers. Due to the Company's recent cash shortfalls, the Company was unable to pay, and did not pay, most of its vendors and suppliers on a timely basis. Even though the Company has since paid such vendors and suppliers using a portion of the proceeds from the Offering, the Company believes that its relations with many of such vendors and suppliers are strained. There can be no assurance that any of such vendors and suppliers will not limit or cease doing business with the Company or impose more onerous or restrictive payment and credit terms. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect the Company's business and operations. The Company's business and operations could also be materially adversely affected by delays in deliveries from suppliers.

    PROPRIETARY RIGHTS AND PATENTS

    The Company acquires developed technologies through licenses and joint development contracts in order to optimize the Company's expenditure of capital and time, and to adapt and commercialize such technologies in automotive products which are suitable for mass production. The Company also develops technologies or furthers the development of acquired technologies through internal research and development efforts by Company engineers.

    The Company has adopted a policy of seeking to obtain, where practical, the exclusive rights to use technology related to its products through patents or licenses for proprietary technologies or processes. The Company currently has several license arrangements, three patents and several pending patent applications relating to the technologies used in the Company's business, as described below.

    CCS

    Pursuant to an Option and License Agreement between the Company and Feher Design, Inc. ("Feher"), Feher has granted to the Company a non-exclusive worldwide license to use three specific CCS technologies covered by patents held by Feher. The license with respect to technology subject to a Feher patent expires upon the expiration of the Feher patent covering the relevant technology. The first of these three patents expires on November 17, 2008.

    In addition to the aforementioned license rights to the CCS technology, the Company holds two patents on a variable temperature seat climate control system. The Company also has pending two additional patent applications with respect to certain improvements to the CCS technology developed by the Company. The Company is aware that an unrelated party filed a patent application in Japan on March 30, 1992 with respect to technology similar to the CCS technology. However, to date, this application remains subject to examination and therefore no patent has been issued to the party filing such application. If such patent were to issue and be upheld, it could have a material adverse effect upon the Company's ability to sell CCS products in Japan.

    RADAR FOR MANEUVERING AND SAFETY

    Pursuant to a License Agreement between the Company and the Regents (the "Regents") of the University of California (Lawrence Livermore National Laboratory), the Regents have granted to the Company a limited, exclusive license to use certain technology covered by patents held by the Regents in the following three passenger vehicle applications: intelligent cruise control, air bag crash systems, and position sensors. This license requires the Company to achieve commercial sales of products by the end of 1998. Commercial sales are defined as sales of non-prototype products to at least one original equipment manufacturer. Failure to achieve commercial sales for a particular application will result in the loss of exclusivity of the license for that application, in which event the licensor will have the right to grant other entities a non-exclusive license for that application on terms no more favorable than those enjoyed by the Company. The Company is currently working with several potential customers for its radar products and anticipates possible sales of non-prototype radar products to such potential customers in 1998. However, any potential sales of non-prototype radar products to such customers remain subject to such customers' evaluation of related prototypes, analysis of the market potential, if any, for such products, and other factors. No assurance can be given that the Company will be able to achieve sales to any such customers (or any other customers) in 1998 or at any time. See "Item 1--Risk Factors Dependence on Acceptance by Automobile Manufacturers and Consumers; Market Competition," "--Time Lag From Prototype to Commercial Sales," "--Special Factors Applicable to the Automotive Industry In General," and "--Competition; Possible Obsolescence of Technology." The license expires on January 14, 2014 (the date of expiration of the last-to-expire patent for the technology covered by the license). As the patents covering the licensed technology expire, products made by the Company using such technology (and only such technology) will cease to be subject to any further royalty obligations under the license.

    IVS-TM-

    The Company has licensed rights to intellectual property comprising the IVS-TM- technology pursuant to three different license agreements. The Company has a worldwide non-exclusive license from Lernout & Hauspie Speech Products N.V. to use certain interactive software and related documentation used in the voice recognition technology incorporated in the IVS-TM- product. The Company also has a non-exclusive license to produce, distribute and/or sell copies of a navigation database, the rights to which are owned by Navigation Technologies Corporation ("NavTech"). This license expires on December 31, 2001 but may be renewed at the Company's option for subsequent five-year periods (which renewal option is subject to termination by NavTech).

    In May, 1996, the Company entered into an agreement (the "Settlement Agreement") with ANS and certain other parties pursuant to which the Company settled certain disputes it had with such parties relating to certain technology used or useful in the Company's IVS-TM- product. Under the Settlement Agreement, ANS granted the Company a worldwide non-exclusive, royalty-bearing license to make and sell products incorporating certain voice-interface vehicle navigation technology and technology for recognizing spoken words in which ANS has proprietary rights. The Settlement Agreement also provides that the Company has exclusive rights to the IVS-TM- trademark. The Company granted ANS a worldwide non-exclusive, royalty-bearing license to make and sell products incorporating certain improvements made by the Company to the voice-interface system and the word recognition technology. These products could compete directly with the Company's IVS-TM- product and could be introduced by ANS as early as 1997.

    The Company has copyrights on several materials used in connection with its IVS-TM- product, including map discs for various geographical regions to be used with the navigator software (which copyrights are jointly owned with NavTech and ANS), as well as navigator installation and user guides for use with certain in-dash compact disc components manufactured by Kenwood, Eclipse, Clarion and Alpine (which copyrights are jointly owned with ANS).

    ELECTRIC VEHICLE SYSTEMS

    The Company was recently issued a patent on a key function of the Energy Management System and has applied for additional patents relating to such system. The Company believes that those elements of the Energy Management System not covered by the patent are protected as trade secrets.

    GENERAL

    Because of rapid technological developments in the automotive industry and the competitive nature of the market, the patent position of any component manufacturer is subject to uncertainties and may involve complex legal and factual issues. Consequently, although the Company either owns or has licenses to certain patents, and is currently processing several additional patent applications, it is possible that no patents will issue from any pending applications or that claims allowed in any existing or future patents issued or licensed to the Company will be challenged, invalidated, or circumvented, or that any rights granted thereunder will not provide adequate protection to the Company. There is an additional risk that the Company may be required to participate in interference proceedings to determine the priority of inventions or may be required to commence litigation to protect its rights, which could result in substantial costs to the Company.

    The Company's potential products may conflict with patents that have been or may be granted to competitors or others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Any such litigation could result in substantial cost to the Company and diversion of effort by the Company's management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on the Company's business. In addition, if the Company becomes involved in litigation, it could consume a substantial portion of the Company's time and resources. However, the Company has not received any notice that its products infringe on the proprietary rights of third parties.

    The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality and non-disclosure agreements with employees, customers and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any such breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to the Company's proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in favor of the Company. The Company may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and diversion of effort by the Company's management and technical personnel. Additionally, with respect to licensed technology, there can be no assurance that the licensor of the technology will have the resources, financial or otherwise, or desire to defend against any challenges to the rights of such licensor to its patents.

    The enactment of the legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of 17 years from the date of grant. The new term of a United States patent will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of an automotive technology patent application is often more than three years, a 20-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact the Company's patent position. If this change results in a shorter period of patent coverage, the Company's business could be adversely affected to the extent that the duration and/or level of the royalties it may be entitled to receive from a collaborative partner, if any, is based on the existence of a valid patent.

    COMPETITION

    The automotive components and systems business is highly competitive. The Company may experience competition directly from automobile manufacturers, most of which have the capability to manufacture competing products. Many of the existing and potential competitors of the Company have considerably greater financial and other resources than the Company, including, but not limited to, an established customer base, greater research and development capability, established manufacturing capability and greater marketing and sales resources. The Company also competes indirectly with related products that do not offer equivalent features to the Company's products, but can substitute for the Company's products. The Company believes that its products will compete on the basis of price, performance and quality.

    CCS

    The Company is not aware of any competitors that are offering systems for both heating and cooling automotive car seats, although substantial competition exists for the supply of heated-only seats. It is possible that competitors will be able to expand or modify their current products by adding a cooling function to their seats based upon a technology not covered by patented technology licensed to the Company, or by licensing rights to these patents from the inventor. The CCS competes indirectly with alternative methods of providing passenger climate control in a vehicle such as heating and air conditioning systems, which are currently available for almost all vehicles. The Company hopes to develop a market niche for this product initially as a luxury in conventional gasoline-powered cars in Europe, where gasoline prices are relatively high, as well as in electric vehicles which, due to their reliance on batteries, could benefit from a less energy intensive source of climate control. The Company is aware that a Japanese patent has been applied for by another entity on technology similar to the CCS technology.

    RADAR FOR MANEUVERING AND SAFETY

    The potential market for automotive radar has attracted many aerospace companies who have developed a variety of radar technologies. A few automotive original equipment manufacturers are now offering ultrasonic or infrared laser distance sensors for parking aids. These companies have far greater technical, financial and other resources than the Company does. While the Company believes that its licensed radar technology has competitive advantages which are protected by intellectual property rights in the applications the Company is developing, it is possible that the market will not accept the Company's radar products or that competitors will find ways to offer similar products without infringing on the Company's intellectual property rights.

    IVS-TM-

    The Company is aware that there are 20 or more competitors developing car-based navigation systems, and is aware of at least 13 companies that have systems that are very advanced in the development cycle, including systems from Blaupunkt-werk GmbH, Bosch Electronics, Clarion Corporation of America, Motorola Incorporated, Sanyo Fisher USA Corp., Siemens Automotive LP, Sony Electronics, Phillips Electronics, Pioneer Electronic Corp. and General Motors Corporation. Several of these competitors have achieved significant sales of their systems in Japan and Europe, and recently have introduced their product in the United States or are planning to introduce their product in the United States. Many of these competitors have established relationships with automobile manufacturers. The Company expects that new competitors will enter the market once United States sales are established. All the competitive systems of which the Company is currently aware utilize visual displays and, unlike the Company's IVS-TM-, most of them rely on global positioning satellite systems to identify the location of the vehicle. While these features of competitive navigation systems may enhance consumer acceptance of the systems, they are more costly than the Company's system.

    Under the Settlement Agreement with ANS, ANS will have rights which will allow it to make and sell products incorporating certain improvements made by the Company to the IVS-TM- technology. These products could compete directly with the Company's IVS-TM- product and could be introduced by ANS as early as 1997. To the Company's knowledge, ANS does not at this time have a product for commercial sale. The Company is not aware of any other competitor that has offered a voice recognition system for identifying the vehicle location or desired destination, although at least two competitors use a voice recognition system to allow drivers to control some of the functions of the system, such as the movement of the map or the visual display, and several competitors use speech output, but not input, systems to provide verbal directions to the destination.

    ELECTRIC VEHICLE SYSTEMS

    ELECTRIC VEHICLES. The potential market for electric vehicles and electric vehicle systems, when and if it develops into a significant commercial market, is expected to attract many of the domestic and international automobile manufacturers. Currently, many automobile manufacturers are doing development work on electric vehicles, and some have announced plans to enter the commercial market. General Motors Corporation has recently introduced a production electric vehicle that is now available for lease in the United States.

    The Company has experience in the design and prototyping of Electric Vehicle Systems which it believes provides certain niche market opportunities. The Company believes such a niche now exists in developing Asian countries. Accordingly, the Company initially intends to sell its Electric Vehicle Systems in selected Asian markets where competition at this time is from a limited number of higher priced gasoline-powered cars. The emergence of a significant market, if such emergence occurs, will cause other competitors to enter the market, all of which may have far greater depth of technical, manufacturing, and marketing resources than does the Company. The Company does not intend to enter the U.S. market at this time.

    ENERGY MANAGEMENT SYSTEM

    The Company is aware of one competitor, Hughes Power Control Systems, which is developing and offering a product which competes directly with the Energy Management System. The Company is also aware of several automobile manufacturers that plan to incorporate the function of the Energy Management System into electronic modules currently manufactured or which may be manufactured in the future.

    EMPLOYEES

    As of March 24, 1997, the Company had 59 employees, two of whom were part-time employees. Approximately four of the Company's employees, or about 5% of the Company's personnel, are covered under a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

    RISK FACTORS

    THE COMPANY'S SECURITIES ARE HIGHLY SPECULATIVE IN NATURE AND INVOLVE A HIGH DEGREE OF RISK. PRIOR TO MAKING AN INVESTMENT DECISION, CURRENT AND PROSPECTIVE INVESTORS IN THE COMPANY'S SECURITIES SHOULD GIVE CAREFUL CONSIDERATION TO, AMONG OTHER THINGS, THE RISK FACTORS SET FORTH BELOW. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. REFERENCE IS MADE IN PARTICULAR TO THE DESCRIPTION OF THE COMPANY'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ASSUMPTIONS UNDERLYING SUCH PLANS AND OBJECTIVES AND OTHER FORWARD-LOOKING STATEMENTS INCLUDED IN THIS SECTION, "ITEM 1--BUSINESS," "ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND IN OTHER PLACES IN THIS REPORT. SUCH STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ESTIMATE," "ANTICIPATE," "INTEND," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF SUCH TERMS OR THE NEGATIVE OF SUCH TERMS. SUCH STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF FACTORS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED. FACTORS WHICH COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH BELOW.

    DEVELOPMENT STAGE COMPANY

    The Company's proposed future operations are subject to numerous risks associated with establishing new businesses, including, but not limited to, availability of capital, unforeseeable expenses, delays and complications, as well as specific risks of the industry in which the Company competes. There can be no assurance that the Company will be able to market any product on a commercial scale, achieve profitable operations or remain in business. To date, the Company's first developed product, the IVS-TM-, has not been commercially successful. See "Item 1--Business" herein. The Company was formed in April 1991 and most of its products are still in the development stage. In addition, several of the Company's products are aimed at the electric vehicle market, which is still in its infancy and may never achieve commercial prominence. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with establishing a new business, including, without limitation, uncertainty as to market acceptance of the Company's products, marketing problems and expenses, competition and changes in business strategy. There can be no assurance that the Company will be successful in its proposed business activities.

    Moreover, except for the IVS-TM-, the Company's other products are in various stages of prototype development and will require the expenditure of significant funds for further development and testing in order to commence commercial sales. The IVS-TM- likely will require further development, at significant cost, in order to have a reasonable prospect for commercial viability. The Company recently entered into a non-binding letter of intent that contemplates the possible formation of a joint venture to pursue further development of the IVS-TM- product. See "Item 1--Business--Products" and "--Uncertain Market Demand for IVS-TM-; Further Refinement Needed; Possible Disposition." No assurance can be given that the Company will obtain the funds necessary to pay for such further development of its products (through arrangements with strategic partners or otherwise) or that, if such funds are obtained, the Company will be successful in resolving all technical problems relating to its products or in developing the technology used in its prototypes into commercially viable products. The Company does not expect to generate any significant revenues from the sale of seat or radar products for at least 9 to 18 months, and no assurance can be given that such sales will ever materialize. Further, there can be no assurance that any of the Company's products, if successfully developed, will be capable of being produced in commercial quantities at reasonable costs or will be successfully marketed and distributed. See "--Limited Marketing Capabilities; Uncertainty of Market Acceptance."

    SUBSTANTIAL OPERATING LOSSES SINCE INCEPTION

    The Company has incurred substantial operating losses since its inception. At December 31, 1996 and 1995, the Company had accumulated deficits since inception of $23,184,000 and $13,187,000, respectively. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's accumulated deficits are attributable to the costs of developmental and other start-up activities, including the industrial design, development and marketing of the Company's products and a significant loss incurred on a major electric vehicle development contract. See "--Electric Vehicle Cost Overruns and Significant Contract Losses." The Company has continued to incur losses due to continuing expenses without significant revenues or profit margins on the sale of products, and expects to incur significant losses for the foreseeable future.

    NEED FOR ADDITIONAL FINANCING

    The Company has experienced negative cash flow from operations since its inception and has expended, and expects to continue to expend, substantial funds to continue its development efforts. The Company has not generated and does not expect to generate in the near future sufficient revenues from the sales of its principal products to cover its operating expenses. The Company will require additional financing through bank borrowings, debt or equity financing or otherwise to finance its planned operations. Unless the Company were to obtain one or more additional significant development contracts or grants (which cannot be assured), the Company will not be able to obtain bank financing to fund its operations. If additional funds are not obtained when needed, the Company will be required to significantly curtail its activities, dispose of one or more of its technologies and/or cease operations and liquidate. If and when the Company is able to commence commercial production of its heated and cooled seat or radar products, the Company will incur significant expenses for tooling product parts and to set up manufacturing and/or assembly processes. In part as a result of the Company's anticipated capital requirements, management is currently seeking to enter into collaborative or other arrangements with financial or strategic corporate partners to develop the IVS-TM- product and its electric vehicle technologies or, failing that, to sell the Company's proprietary interests in and any other assets relating to such technologies. See "--Possible Disposition or Abandonment of Electric Vehicle and IVS Product Businesses." No assurance can be given that such alternate funding sources can be obtained or will provide sufficient, or any, financing for the Company. Moreover, the licensing agreements for the Company's current and potential future rights to licensed technology generally require the payment of minimum royalties. For the fiscal year ended December 31, 1996, the Company paid a total of approximately $201,000 in royalties. In the event the Company is unable to pay such royalties or otherwise breaches such licensing agreements, the Company would lose its rights to the technology, which would have a material adverse effect on the Company's business.

    POSSIBLE DISPOSITION OR ABANDONMENT OF ELECTRIC VEHICLE AND IVS-TM- PRODUCT
     BUSINESSES

    To date, the Company has focused on and invested substantial capital in four product technologies: (i) thermoelectric heated and cooled seats; (ii) radar for maneuvering and safety; (iii) voice interactive navigation and entertainment; and (iv) electric vehicle components and production systems. The Company has recently determined to focus its resources primarily on developing its heated and cooled seat and radar technologies. The Company recently entered into a non-binding letter of intent that contemplates the possible formation of a joint venture to pursue further development of the IVS-TM- product. However, no assurance can be given that such joint venture will ever be consummated. The Company is also presently seeking strategic and financial partners to help support continued development and marketing of the Company's electric vehicle systems. No assurance can be given that the Company will be able to attract any such strategic or financial partners or that, if such partners were to be obtained, the Company's electric vehicle products could be successfully developed. If the Company is unable to consummate a relationship with one or more strategic or financial partners for the development, marketing and/or manufacture of the IVS-TM- and electric vehicle products in the near term, the Company will attempt to sell its proprietary interests and other assets in and related to these products or abandon their development. No assurance can be given that the Company would be able to effect such a sale on terms favorable to the Company or at all. Moreover, there can be no assurance that the Company's change in business strategy will prove successful or even beneficial to the Company. See "Item 1--Business--Products."

    ELECTRIC VEHICLE COST OVERRUNS AND SIGNIFICANT CONTRACT LOSSES

    For fiscal 1996, the Company reported cost overruns on the approximately $9,600,000 Samsung contract that caused the costs of such contract to exceed revenues from the contract by approximately $2,150,000 for 1996 and resulted in the Company recording charges to operations for the ultimate estimated loss at completion of the contract of approximately $1,900,000. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company may continue to experience cost overruns on this contract due to continuing delays in the completion of this contract, as well as other factors. Furthermore, the customer under the contract is entitled to withhold 10% of the contract price payable to the Company for a period of time following the final shipment and to offset such amount against any claims it may have against the Company, including any warranty claims. Any such withholding and/or offset could result in additional losses under this contract. The Company will also be obliged to fulfill warranty obligations on electric vehicles delivered under the contract for a period of one year, which may result in additional expense to the Company.

    UNCERTAIN MARKET DEMAND FOR IVS-TM-; FURTHER REFINEMENT NEEDED; POSSIBLE
     DISPOSITION

    Development of the first generation IVS-TM- audio navigation product was completed and commercial sales commenced in December 1995. To date, sales of the product have been weak due to lower than anticipated consumer acceptance of the product and overall market demand. In 1995, the Company had pre-production orders for approximately 2,000 units. As of December 31, 1996, only approximately 2,700 units had been produced and sold. Of such units, approximately 270 are subject to one customer's right to return units for a refund of approximately $77,000. No assurance can be given that such units will not be returned. Moreover, the Company believes that the current IVS-TM- product is not commercially viable and will require further development, at significant cost, in order to have a reasonable prospect for commercial viability, particularly with respect to sales to automobile manufacturers. Based upon the results to date, the strategy of attempting to sell the IVS-TM- product in the aftermarket is questionable. The Company recently entered into a non-binding letter of intent that contemplates the possible formation of a joint venture to pursue further development of the IVS-TM- product. However, no assurance can be given that such joint venture will ever be consummated. See "Item 1--Business--Products."

    LACK OF EXCLUSIVE LICENSES ON IVS-TM- AND HEATED AND COOLED SEATS; POTENTIAL
     LOSS OF EXCLUSIVITY OF LICENSE ON RADAR FOR MANEUVERING AND SAFETY

    The Company has entered into an agreement with the licensor of the IVS-TM-product, which resolved prior differences of interpretation of the license agreement covering the IVS-TM- technology. The new agreement provides, among other things, that such licensor can produce, market and/or license others to make and sell products incorporating certain improvements made by the Company to the IVS-TM- technology that could compete directly with the Company's IVS-TM-product. The licensor may introduce a competitive product as early as 1997. Such competition could have an adverse effect on the value of the Company's IVS-TM-product and on any future versions of such product. The Company also lacks an exclusive license for its heated and cooled seat technology. Consequently, such technology may be licensed to other entities, which may introduce seat products competitive with those of the Company. Such competitive products may be superior to the Company's seat products, and such competition may have a material adverse effect on sales of the Company's seat products and on the business and financial condition of the Company. See "Item 1--Business--Proprietary Rights and Patents."

    The Company's exclusive license from the Regents of the University of California for the Company's radar technology requires the Company to achieve sales of products to at least one original equipment manufacturer by the end of 1998. Failure to achieve such sales for a particular application will result in the loss of exclusivity of the license for that application, in which event the licensor will have the right to grant other entities a non-exclusive license for that application on terms no more favorable than those enjoyed by the Company. See "Item 1--Business--Proprietary Rights and Patents."

    LIMITED PROTECTION OF PATENTS AND PROPRIETARY RIGHTS; POTENTIAL DISPUTE WITH
     LICENSOR OF SEAT TECHNOLOGY

    The Company believes that patents and proprietary rights have been and will continue to be important in enabling the Company to compete. There can be no assurance that any patents will be granted or that the Company's or its licensors' patents and proprietary rights will not be challenged or circumvented or will provide the Company with any meaningful competitive advantages or that any pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to the Company or its licensors. Failure to obtain patents in certain foreign countries may materially adversely affect the Company's ability to compete effectively in certain international markets. The Company is aware that an unrelated party filed a patent application in Japan on March 30, 1992 with respect to certain improvements to the CCS technology developed by the Company.

    The Company has a different understanding regarding technology improvements made by the Company than that of the licensor of certain technology used in the Company's heated and cooled seats. Such licensor has informed the Company that he believes that he is entitled to a license to use any improvements to such technology that the Company might develop. If such licensor were deemed to have such rights to use such improvements, such licensor may develop and sell seat products competitive with those of the Company, which competition may have a material adverse effect on sales of the Company's seats and its business and financial condition generally. See "Item 1--Business--Proprietary Rights and Patents."

    The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality and non-disclosure agreements with employees, customers and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any such breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to the Company's proposed projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company. The Company may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and diversion of effort by the Company's management and technical personnel. Additionally, with respect to licensed technology, there can be no assurance that the licensor of the technology will have the resources, financial or otherwise, or desire to defend against any challenges to the rights of such licensor to its patents.

    DEPENDENCE ON ACCEPTANCE BY AUTOMOBILE MANUFACTURERS AND CONSUMERS; MARKET
     COMPETITION

    The Company's ability to successfully market its seats and radar products will in large part be dependent upon the willingness of automobile manufacturers to incur the substantial expense involved in the purchase and installation of the Company's products and systems, and, ultimately, upon the acceptance of the Company's products by consumers. The Company's potential customers may be reluctant to modify their existing automobile models, where necessary, to incorporate the Company's products. In addition, automobile manufacturers may be reluctant to purchase key components from a small, development-stage company with limited financial and other resources. The Company's ability to successfully market its seats and radar products will also be dependent in part upon its ability to persuade automobile manufacturers that the Company's products are sufficiently unique that they cannot be obtained elsewhere. See "--Competition; Possible Obsolescence of Technology" and "--Lack of Exclusive Licenses on IVS-TM- and Heated and Cooled Seats; Potential Loss of Exclusivity of License on Radar for Maneuvering and Safety." There can be no assurance that the Company will be successful in this effort. Furthermore, in the event the Company is successful in obtaining favorable responses from automobile manufacturers, the Company may need to license its technology to potential competitors to ensure adequate additional sources of supply in light of automobile manufacturers' reluctance to purchase products from a sole source supplier (particularly where the continued viability of such supplier is in doubt, as may be the case with the Company). Acceptance of the Company's components and systems for electric vehicles is dependent upon market acceptance of electric vehicles, as to which there can be no assurance.

    LACK OF CAPITAL TO FUND PROPOSED ELECTRIC VEHICLE JOINT VENTURE; STRATEGY
     UNTESTED; INCREASED LOSSES RESULTING FROM WRITE-OFF OF CAPITALIZED EXPENSES IN 1996 FOURTH QUARTER

    In February 1996, the Company entered into a memorandum of understanding (which has since expired) with a strategic partner to enter into a proposed joint venture in India to develop, market and/or manufacture electric vehicles. The terms of the joint venture called for the Company to contribute cash in the approximate amount of $2,200,000 as well as the design and certain tooling for production of the electric vehicles to the joint venture in exchange for a minority equity stake. The proposed joint venture called for the Company to produce approximately 60 electric mini-cars in ready-to-assemble kits for assembly in India. The proposed Indian co-venturer would have been expected to build the manufacturing capability for full-scale production. In anticipation of the formation of the Indian joint venture, the Company has begun prototype development work on a mini-car called the "REVA," designed principally for the Indian market. The Company has produced five fully-functional REVA prototypes. The Company has decided not to make any financial contribution to the joint venture entity and to seek a different joint venture arrangement involving the same and/or possibly one or more other strategic partners. The five completed REVA prototypes, together with additional prototypes that the Company may complete pursuant to existing grants, may be contributed to an alternative joint venture. However, no assurance can be given that the Company will identify any strategic partners or ultimately consummate any joint venture transaction.

    Even if the Company were to identify willing and able joint venture partners and desire to consummate a joint venture transaction in India or in other countries, there can be no assurance that the government of such countries would grant the necessary permits, authority and approvals for any such joint venture or similar enterprise or for the development, manufacture and sale of electric vehicles, that consumer interest would be sufficient or economic factors affecting consumer demand would be favorable to make such ventures financially feasible, or that competition would not exist or develop that would materially adversely affect the financial feasibility of such ventures. In addition, many of the Company's competitors in the electric vehicle market have greater financial resources than those of the Company. See "--Dependence on Acceptance by Automobile Manufacturers and Consumers; Market Competition" and "--Competition; Possible Obsolescence of Technology."

    Prior to December of 1996, the Company treated certain costs totaling approximately $700,000 incurred in connection with prototype development in anticipation of the formation of the Indian joint venture as capitalized expenses. Because the Company will not go forward with the joint venture, the Company treated such costs as current period expenses in December of 1996. Such expenses increased losses during the fourth quarter of 1996 by approximately $700,000. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operation."

    LIMITED MANUFACTURING EXPERIENCE

    To date, the Company has been engaged in only limited manufacturing, principally of the IVS-TM- in small quantities, and there can be no assurance that the Company's efforts to establish its manufacturing operations for any of its products (including electric vehicles) will not exceed estimated costs or take longer than expected or that other unanticipated problems will not arise which will materially adversely affect the Company's operations, financial condition and/or business prospects. The Company has already experienced significant delays and cost overruns in connection with its electric vehicle contracts. See "--Electric Vehicle Cost Overruns and Significant Contract Losses." Automobile manufacturers demand on-time delivery of quality products, and some have required the payment of substantial financial penalties for failure to deliver components to their plants on a timely basis. Such penalties, as well as costs to avoid them, such as working overtime and overnight air freighting parts that normally are shipped by other less expensive means of transportation, could have a material adverse effect on the Company's business and financial condition. Moreover, the inability to meet demand for the Company's products on a timely basis would materially adversely affect the Company's reputation and prospects. The Company currently is seeking to identify and hire a vice president of operations with manufacturing experience. However, no assurance can be given that the Company will be successful in identifying, hiring or retaining such an individual on terms affordable to the Company (or on any terms).

    RESTATEMENT OF 1996 1ST QUARTER AND 2ND QUARTER FINANCIAL RESULTS

    On October 24, 1996, the Company filed two Forms 10-Q/A amending the Company's quarterly reports on Form 10-Q for the periods ended March 31, 1996 and June 30, 1996, respectively, to adjust revenues and expenses associated with development contracts. In the six months ended June 30, 1996, these adjustments resulted in a decrease in revenues from development contracts of $1,500,000 and a decrease in expenses related to direct development contract costs of $570,000, which caused an increased operating loss and net loss of $930,000. Net loss per share for such period increased by $.23. The decrease in revenues from development contracts for the six months ended June 30, 1996 consisted of approximately $800,000 related to errors in the calculation of the revenue recognized under the Company's major electrical vehicle development contract. The correction of these errors also resulted in an increase in direct development contract costs of approximately $130,000 for the six months ended June 30, 1996. The remaining decrease in development contract revenue of approximately $700,000 related to the reversal of $700,000 in revenue and an equal amount of associated contract costs recognized prior to the finalization of the Company's proposed joint venture in India and related contracts therefrom. The $700,000 in costs were recorded as deferred contract costs. See "--Lack of Capital to Fund Proposed Electric Vehicle Joint Venture; Strategy Untested; Increased Losses Resulting from Write-off of Capitalized Expenses in 1996 Fourth Quarter."

    DEPENDENCE ON AND STRAINED RELATIONS WITH VENDORS AND SUPPLIERS

    The Company is dependent on various vendors and suppliers for the components of its products. Although the Company believes that there are a number of alternative sources for most of these components, certain components are only available from a limited number of suppliers. Due to the Company's recent cash shortfalls, the Company was unable to pay, and did not pay, most of its vendors and suppliers on a timely basis. Even though the Company has since paid such vendors and suppliers using a portion of the proceeds from the Offering, the Company believes that its relations with many of such vendors and suppliers are strained. There can be no assurance that any of such vendors and suppliers will not limit or cease doing business with the Company or impose more onerous or restrictive payment and credit terms. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect the Company's business and operations. The Company's business and operations could also be materially adversely affected by delays in deliveries from suppliers. See "Item 1--Business Manufacturing, Contractors and Suppliers."

    LEGAL PROCEEDINGS

    HBI Financial Inc. ("HBI"), and DDJ Capital Management, LLC ("DDJ"), each major shareholders of the Company, have threatened various claims against the Company and its directors and officers arising out of the December 1995 private placement by the Company of 750,000 shares of Class A Common Stock. In general, they allege that the Company provided misleading projections and failed to disclose certain information in connection with such private placement. The Company believes these allegations to be without merit. While, to the Company's knowledge, HBI and DDJ have commenced no legal action against the Company in connection with such claims, no assurance can be given that they will not do so in the future. If they were to commence such legal action, the Company would be forced to defend such action and/or settle with them, the costs of which defense and/or any resulting liability or settlement could have a material adverse effect on the Company's financial condition. John W. Clark, a director of the Company, is a general partner of an affiliate of HBI.

    On November 14, 1996, Gibbins Pattern & Plastic, Inc. ("Gibbins"), a supplier to the Company, filed suit against the Company in Michigan state court in the circuit court for the County of Wayne, Michigan for breach of contract, open account/account stated, and unjust enrichment/quantum meruit. Gibbins alleges that the Company has failed to pay for delivered products. The Company has withheld certain payments because Gibbins has failed to provide the Company with assurance of future performance. Gibbins has claimed a total of $231,548 in damages. The Company has removed the lawsuit to the federal district court for the Eastern District of Michigan and asserted certain counterclaims against Gibbins, which Gibbins has denied. The Company intends to defend the matter vigorously and believes that the lawsuit will not have a material adverse effect on the Company.

    The Company is subject to other litigation in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

    LIMITED MARKETING CAPABILITIES; UNCERTAINTY OF MARKET ACCEPTANCE

    Because of the sophisticated nature and early stage of development of its products, the Company will be required to educate potential customers and successfully demonstrate that the merits of the Company's products justify the costs associated with such products. In certain cases, the Company will likely encounter resistance from customers reluctant to make the modifications necessary to incorporate the Company's products into their products or production processes. In some instances, the Company may be required to rely on its distributors or other strategic partners to market its products. The success of any such relationship will depend in part on the other party's own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and/or marketed by any such party. There can be no assurance that the Company will be able to market its products properly so as to generate meaningful product sales.

    TIME LAG FROM PROTOTYPE TO COMMERCIAL SALES

    The sales cycle in the automotive components industry is lengthy and can be as long as six years or more for products that must be designed into a vehicle, since some companies take that long to design and develop a car. Even when selling parts that are neither safety-critical nor highly integrated into the vehicle, there are still many stages that an automotive supply company must go through before achieving commercial sales. The sales cycle is lengthy because an automobile manufacturer must develop a high degree of assurance that the products it buys will meet customer needs, interface as easily as possible with the other parts of a vehicle and with the automobile manufacturer's production and assembly process, and have minimal warranty, safety and service problems. In the case of electric vehicles, another factor affecting the pace of commercialization is the pace of development of the electric vehicle industry itself. Since that industry has been and probably will continue to be slow to develop, electric vehicle products can generally be expected to require even longer times for commercialization than products intended for use in conventional gasoline-powered vehicles.

    SPECIAL FACTORS APPLICABLE TO THE AUTOMOTIVE INDUSTRY IN GENERAL

    The automobile industry is cyclical and dependent on consumer spending. The Company's future sales may be subject to the same cyclical variations as the automotive industry in general. There have been recent reports of declines in sales of automobiles on a worldwide basis, and there can be no assurance that continued or increased declines in automobile production would not have a material adverse effect on the Company's business or prospects. Additionally, automotive customers typically reserve the right to unilaterally cancel contracts completely or to require unilateral price reductions. Although they generally reimburse companies for actual out-of-pocket costs incurred with respect to the particular contract up to the point of cancellation, these reimbursements typically do not cover casts associated with acquiring general purpose assets such as facilities and capital equipment, and may be subject to negotiation and substantial delays in receipts by the Company. Any unilateral cancellation of, or price reduction with respect to, any contract that the Company may obtain could reduce or eliminate any financial benefits anticipated from such contract and could have a material adverse effect on the Company's financial condition and results of operations.

    COMPETITION; POSSIBLE OBSOLESCENCE OF TECHNOLOGY

    The automotive component and electric vehicle industries are subject to intense competition. Most of the Company's competitors are substantially larger in size, have substantially greater financial, marketing and other resources than the Company, and have more extensive experience and records of successful operations than the Company. Competition extends to attracting and retaining qualified technical and marketing personnel. There can be no assurance that the Company will successfully differentiate its products from those of its competitors, that the marketplace will consider the Company's current or proposed products to be superior or even comparable to those of its competitors, or that the Company can succeed in establishing relationships with automobile manufacturers. Furthermore, no assurance can be given that competitive pressures faced by the Company will not adversely affect its financial performance. Due to the rapid pace of technological change, the Company's products may even be rendered obsolete by future developments in the industry. The Company's competitive position would be adversely affected if it were unable to anticipate such future developments and obtain access to the new technology.

    DEPENDENCE ON KEY PERSONNEL; NEED TO RETAIN TECHNICAL PERSONNEL

    The Company's success will depend to a large extent upon the continued contributions of Lon E. Bell, Ph.D., Chief Executive Officer, President and Chairman of the Board of Directors and the founder of the Company, and Joshua M. Newman, Vice President of Corporate Development and Planning and a Director. Effective on March 14, 1997, R. John Hamman, Jr., the Company's Vice President of Finance and Chief Financial Officer, resigned from the Company for personal reasons unrelated to his former responsibilities with the Company. The Company has commenced a search for a qualified individual to succeed Mr. Hamman as the Company's Chief Financial Officer. There can be no assurance, however, that the Company will be successful in identifying, hiring or retaining such a successor on terms acceptable to the Company or on any terms. The Company has obtained key-person life insurance coverage in the amount of $2,000,000 on the life of Dr. Bell and in the amount of $2,000,000 on the life of Mr. Newman. Neither Dr. Bell nor Mr. Newman is bound by an employment agreement with the Company. The loss of the services of Dr. Bell, Mr. Newman or any of the Company's executive personnel could materially adversely affect the Company. The success of the Company will also depend, in part, upon its ability to retain qualified engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in the geographical area of the Company's business and the Company may not be successful in recruiting or retaining sufficient qualified personnel.

    RELIANCE ON MAJOR CONTRACTORS; RISKS OF INTERNATIONAL OPERATIONS

    The Company has in the past engaged certain outside contractors to perform product assembly and other production functions for the Company, and the Company anticipates that it may desire to engage contractors for such purposes in the future. The Company believes that there are a number of outside contractors that provide services of the kind that have been used by the Company in the past and that the Company may desire to use in the future. However, no assurance can be given that any such contractors would agree to work for the Company on terms acceptable to the Company or at all. The Company's inability to engage outside contractors on acceptable terms or at all would impair the Company's ability to complete any development and/or manufacturing contracts for which outside contractors' services may be needed. Moreover, the Company's reliance upon third party contractors for certain production functions will reduce the Company's control over the manufacture of its products and will make the Company dependent in part upon such third parties to deliver its products in a timely manner, with satisfactory quality controls and on a competitive basis.

    Furthermore, the Company may engage contractors located in foreign countries. Accordingly, the Company will be subject to all of the risks inherent in international operations, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic dis-ruptions, the imposition of tariffs and import and export controls, changes in governmental policies and other factors which could have an adverse effect on the Company's business. See also "--Risk of Foreign Sales."

    POTENTIAL CHARGES TO INCOME

    In connection with the Company's initial public offering completed in 1993, 3,000,000 shares of the Company's Class A Common Stock (the "Escrow Shares") were placed (and currently remain) in an escrow account, and are subject to release to the beneficial owners of such shares in the event the Company attains certain pre-tax income goals. In the event any Escrow Shares are released to persons who are current or former officers or other employees of the Company, compensation expense will be recorded for financial reporting purposes. Accordingly, in the event of the release of the Escrow Shares from escrow, the Company will recognize during the periods in which the earnings thresholds are met or are probable of being met one or more substantial non-cash charges which would have the effect of substantially increasing the Company's loss or reducing or eliminating earnings, if any, at such time. Although the amount of compensation expense recognized by the Company will not affect the Company's total shareholders' equity or reduce its working capital, it may have a depressive effect on the market price of the Company's securities. The Company will incur a non-recurring charge to operations in the first quarter of 1997 relating to the repayment of the Bridge Notes and associated costs of their issuance in the aggregate amount of approximately $416,000.

    POTENTIAL PRODUCT LIABILITY

    The Company's business will expose it to potential product liability risks which are inherent in the manufacturing, marketing and sale of automotive components. In particular, there may be substantial warranty and liability risks associated with critical safety components of the Company's products. If available, product liability insurance generally is expensive. While the Company presently has $5,000,000 of product liability coverage with respect to the IVS-TM- product and its electric vehicle prototypes, there can be no assurance that it will be able to obtain or maintain such insurance on acceptable terms with respect to other products the Company may develop, or that any insurance obtained will provide adequate protection against any potential liabilities. In the event of a successful claim against the Company, a lack or insufficiency of insurance coverage could have a material adverse effect on the Company's business and operations.

    GOVERNMENT AUDITS OF GRANTS

    The Company's grants are subject to periodic audit by the granting government authorities for the purpose of confirming, among other things, progress in development and that grant moneys are being used and accounted for as required by the granting authority. If, as a result of any such audit, a granting authority were to disallow expenses submitted for reimbursement, such authority could seek recovery of such funds from the Company. The Company is not aware of any pending or threatened audits with respect to the Company's grants and does not have any reason to believe that any grant moneys have been applied in a manner inconsistent with grant requirements or that any grant audits are otherwise warranted or likely. However, no assurance can be given that any such audits will not be commenced in the future or that, if commenced, any such audits would not result in an obligation of the Company to reimburse funds to the granting authority.

    NO DIVIDENDS

    The Company has not paid any cash dividends on its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not anticipate paying any cash dividends in the foreseeable future. It is anticipated that earnings, if any, which may be generated from operations will be used to finance the operations of the Company.

    FLUCTUATIONS IN QUARTERLY RESULTS; SIGNIFICANT DECLINE IN REVENUES EXPECTED;
     POSSIBLE VOLATILITY OF STOCK PRICE

    Factors such as announcements by the Company of quarterly variations in its financial results, or unexpected losses, could cause the market price of the Class A Common Stock of the Company to fluctuate significantly. The results of operations in previous quarters have been partially dependent on large grants, orders and development contracts, which may not recur in the future. In addition, the Company's quarterly operating results may fluctuate significantly in the future due to a number of other factors, including timing of product introductions by the Company and its competitors, availability and pricing of components from third parties, timing of orders, foreign currency exchange rates, technological changes and economic conditions generally. Development contract revenues are expected to decline significantly in the next fiscal quarter because the activity on the Company's major electric vehicle development contract diminished during the fourth quarter of 1996 and substantially concluded at the end of the year with no replacement contract presently scheduled to follow. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." In recent years, the stock markets in general, and the share prices of technology companies in particular, have experienced extreme fluctuations. These broad market and industry fluctuations may adversely affect the market price of the Class A Common Stock. In addition, failure to meet or exceed analysts' expectations of financial performance may result in immediate and significant price and volume fluctuations in the Class A Common Stock.

    POTENTIAL CONFLICTS OF INTEREST

    Affiliates of Lon E. Bell, Ph.D., Chief Executive Officer, President, Chairman of the Board of Directors, founder and a principal shareholder of the Company, and/or Michael R. Peevey, a director of the Company, are parties to certain business contracts and arrangements with the Company. These contracts and arrangements include the Company's lease of a manufacturing and office facility located in Alameda, California from CALSTART, a non-profit research and development consortium co-founded by Dr. Bell and for which Dr. Bell serves as a director and member of the executive committee and for which Mr. Peevey serves as Chairman of the Board of Directors, several management contracts pursuant to which the Company manages certain electric vehicle grant programs obtained by CALSTART and an engineering design services contract pursuant to which the Company periodically engages Adaptrans, an entity owned by David Bell, Dr. Bell's son, to provide assistance with the Company's development of its electric vehicle Energy Management System. These relationships and transactions, coupled with Dr. Bell's ownership of a significant percentage of the Company's Class A Common Stock and his membership on the Board of Directors, could give rise to conflicts of interest. The Company believes that such affiliate transactions are on terms no less favorable to the Company than those that could have been obtained from unaffiliated third parties.

    John W. Clark, a director of the Company, is a general partner of an affiliate of HBI. HBI and DDJ, each major shareholders of the Company, have threatened various claims against the Company and its directors and officers arising out of the December 1995 private placement by the Company of 750,000 shares of Class A Common Stock. See "--Legal Proceedings." While to the Company's knowledge neither HBI nor DDJ has commenced any legal action against the Company, no assurance can be given that any such legal action will not be commenced in the future. The relationship of Mr. Clark with HBI, coupled with the fact that he is a member of the Company's Board of Directors, could give rise to conflicts of interest.

    SIGNIFICANT INFLUENCE OF PRINCIPAL SHAREHOLDER

    The Company's principal shareholder, Dr. Bell, beneficially owns approximately 28% of the outstanding shares of Class A Common Stock of the Company and, therefore, will have the power to influence significantly the management and policies of the Company.

    ANTI-TAKEOVER EFFECTS OF UNISSUED PREFERRED STOCK

    The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of Class A Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. However, the Company has no present plans to issue shares of Preferred Stock.

    RISK OF FOREIGN SALES

    A substantial percentage of the Company's revenues to date have been from sales to foreign countries. Accordingly, the Company's business is subject to many of the risks of international operations, including governmental controls, tariff restrictions, foreign currency fluctuations and currency control regulations. However, substantially all sales to foreign countries have been denominated in U.S. dollars. As such, the Company's historical net exposure to foreign currency fluctuations has not been material. No assurance can be given that future contracts will be denominated in U.S. dollars, however.

ITEM 2.  PROPERTIES

    The Company maintains its corporate headquarters and research and development facilities in sub-leased space in a Monrovia, California industrial park. The Company's sub-lease expires July 31, 1997, after which the sublessor's master lease expires and the Company will have to relocate its facilities to an as-yet undetermined location. The current monthly rent under the sub-lease is approximately $24,000. The Company believes that adequate alternative space is available in the immediate area at comparable rates. The Company also leases manufacturing and office space in Alameda, California on a month-to-month basis. The monthly rent for this space is approximately $3,300. The Company believes that its facilities are adequate for its present needs and that satisfactory alternative facilities will be obtained.

ITEM 3.  LEGAL PROCEEDINGS

    HBI Financial Inc. ("HBI") and DDJ Capital Management LLC ("DDJ") have threatened various claims against the Company and its directors and officers arising out of the December 1995 private placement by the Company of 750,000 shares of Class A Common Stock. In general, they allege that the Company provided misleading projections and failed to disclose certain information in connection with such private placement. The Company believes these allegations to be without merit. While, to the Company's knowledge, HBI and DDJ have commenced no legal action against the Company in connection with such claims, no assurance can be given that they will not do so in the future. If they were to commence such legal action, the Company would be forced to defend such action and/or settle with them, the costs of which defense and/or any resulting liability or settlement could have a material adverse effect on the Company's financial condition. John W. Clark, a director of the Company, is a general partner of an affiliate of HBI.

    On November 14, 1996, Gibbins Pattern & Plastic, Inc. ("Gibbins"), a supplier to the Company, filed suit against the Company in Michigan state court in the circuit court for the County of Wayne, Michigan for breach of contract, open account/account stated, and unjust enrichment/quantum meruit. Gibbins alleges that the Company has failed to pay for delivered products. The Company has withheld certain payments because Gibbins has failed to provide the Company with assurance of future performance. Gibbins has claimed a total of $231,548 in damages. The Company has removed the lawsuit to the federal district court for the Eastern District of Michigan and asserted certain counterclaims against Gibbins, which Gibbins has denied. The Company intends to defend the matter vigorously and believes that the lawsuit will not have a material adverse effect on the Company.

    The Company is subject to other litigation in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At a special meeting of shareholders held November 27, 1996, the shareholders approved an amendment to the Company's Restated Articles of Incorporation increasing the authorized number of shares of Class A Common Stock from 17,000,000 to 40,000,000. The results of the voting at such special meeting were as follows:

   FOR:      AGAINST:     ABSTAIN:       BROKER NON-VOTES:
----------  -----------  -----------  -----------------------
4,140,000      197,880        2,199              None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    The Company's Class A Common Stock has traded on the Nasdaq SmallCap Market under the symbol ARGNA since June 10, 1993. The Class A Warrants have been approved for listing on the Nasdaq SmallCap Market and began public trading February 12, 1997. The following table sets forth the high and low bid prices for the Class A Common Stock as reported on the Nasdaq SmallCap Market for each quarterly period (or part thereof) from the beginning of the first quarter of 1995 through December 31, 1996. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                 HIGH        LOW
                                                                               ---------  ---------
1995
  1st Quarter................................................................      13.50       9.50
  2nd Quarter................................................................      10.50       9.50
  3rd Quarter................................................................      12.50       9.00
  4th Quarter................................................................      11.25      10.25
1996
  1st Quarter................................................................      10.75      10.00
  2nd Quarter................................................................      12.00       9.00
  3rd Quarter................................................................      11.00       7.25
  4th Quarter................................................................       7.00       4.75

    As of March 24, 1997, there were approximately 51 holders of record of the Class A Common Stock (not including beneficial owners holding shares in nominee accounts).

    The Company has not paid any cash dividends since its formation and, given its present financial status and its anticipated financial requirements, does not expect to pay any cash dividends in the foreseeable future. The Company was prohibited during the past fiscal year from paying cash dividends by the terms of its secured bank line of credit, which was paid off using a portion of the net proceeds of the Offering and terminated effective February 18, 1997. It is anticipated that earnings, if any, which may be generated from operations will be used to finance the operations of the Company.

    On October 31, 1996, the Company completed the Bridge Financing, which consisted of the private placement of $3 million of Units, each Unit consisting of the Bridge Notes and the Debentures. Upon completion of the Offering, each of the Debentures automatically converted into 27,000 of the Company's Class A Warrants, which Class A Warrants entitle the holder thereof to purchase at any time until February 12, 2002 a like number of shares of the Company's Class A Common Stock at an exercise price of $5.00 per share, subject to adjustment. The Bridge Purchasers (as defined below) have agreed (i) not to exercise the Class A Warrants into which their Debentures were converted until after February 12, 1998, and (ii) not to sell, transfer, or otherwise dispose publicly of such Class A Warrants except in the following amounts after the indicated dates:

LOCK-UP PERIOD                                                     PERCENTAGE ELIGIBLE FOR RESALE
-----------------------------------------------------------------  -------------------------------
Within 90 days after February 18, 1997...........................                    0%

Between 91 and 150 days after February 18, 1997..................                   25%

Between 151 and 210 days after February 18, 1997.................                   50%

Between 211 and 270 days after February 18, 1997.................                   75%

More than 270 days after February 18, 1997.......................                  100%

    The Company has agreed to register for public resale by the purchasers in the Bridge Financing the Class A Warrants into which the Debentures were converted, as well as the Class A Common Stock issuable upon exercise of such Class A Warrants. The Bridge Notes and the Debentures were sold to a total of 46 "accredited investors" (the "Bridge Purchasers"), as that term is defined in Rule 501 under the 1933 Act. D.H. Blair Investment Banking Corp. served as placement agent for the Bridge Financing and, in such capacity, received a placement fee of $300,000 and a non-accountable expense allowance of $90,000. The Bridge Notes and the Debentures were sold in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended, which provides a safe harbor exemption from registration for sales of securities where, among other things, (i) such sales are made to not more than 35 purchasers (excluding accredited investors, which are not counted as purchasers for purposes of Rule
506), (ii) specified information is provided to the purchasers of such securities, and (iii) no form of general solicitation or general advertising is employed. The Company believes that the Bridge Financing satisfied each of the foregoing requirements, in that sales were made only to accredited investors, such investors were provided with the information required to be furnished under Rule 506, and no general solicitation or advertising was employed in connection with such sales.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1992       1993       1994       1995       1996
                                                              ---------  ---------  ---------  ---------  ---------
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenues................................................  $   1,900  $   2,289  $   2,640  $   7,809  $   7,447
Net loss....................................................     (1,459)    (3,640)    (4,235)    (3,237)    (9,997)
Net loss per share(1).......................................      (1.46)     (1.64)     (1.28)      (.98)     (2.46)
Deficit accumulated during development stage................     (2,075)    (5,715)    (9,950)   (13,187)   (23,184)


                                                                               AS OF DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1992       1993       1994       1995       1996
                                                              ---------  ---------  ---------  ---------  ---------
                                                                                 (IN THOUSANDS)
Working capital deficit(2)..................................  $  (1,644) $   8,833  $   4,149  $   6,481  $  (3,315)
Total assets................................................        969      9,721      7,162      8,995      3,922
Capitalized lease obligations...............................     --         --             78         68         43

------------------------

(1) Excluded from the average number of common shares used to calculate net loss per share are the 3,000,000 Escrowed Contingent Shares (See Note 9 to the Financial Statements). Per share information for 1992 excludes Escrowed Contingent Shares on a pro forma basis.

(2) During 1993, $2,102 of notes payable to shareholders were contributed to capital. In addition, in June 1993, the Company completed its initial public offering resulting in net proceeds to the Company of $11,534.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the financial statements of the Company and related notes thereto appearing elsewhere in this report, and is qualified in its entirety by the same and by other more detailed financial information appearing elsewhere in this report.

    OVERVIEW OF DEVELOPMENT STAGE ACTIVITIES

    The Company's operations during the development stage have focused on the research and development of technologies to adapt them for a variety of uses in the automotive industry. Generally, the Company licenses the rights to these technologies from the holders of the related patents. In the automotive components industry, products typically proceed through five stages of research and development and commercialization. Initial research on the product concept comes first, in order to assess its technical feasibility and economic costs and benefits, and often includes the development of an internal prototype for the supplier's own evaluation of the product. If the product appears feasible, a functioning prototype or demonstration prototype is manufactured by the component supplier to demonstrate and test the features of the product. This prototype is then marketed to automotive companies to generate sales of evaluation prototypes for internal evaluation by the automobile manufacturer. If the automobile manufacturer remains interested in the product after testing initial evaluation prototypes, it typically works with the component supplier to refine the product and then purchase second and subsequent generation engineering prototypes for further evaluation. Finally, the automobile manufacturer determines to either purchase the component for a production vehicle or terminate interest in the component. See "Item 1--Business-- Marketing and Sales."

    As development of the Company's products proceeds, the Company seeks to generate revenues from the sale of prototypes, then from specific development contracts, pre-production orders and, ultimately, production orders. Development contracts are from customers interested in developing a particular use or project using the Company's technologies and are generally longer term activities (from six months to one year) involving, in some cases, pre-production orders of larger quantities of the product for final testing by the customer before submitting a production order. Revenues obtained as grant funding from government agencies interested in promoting the technologies for specific tasks or projects, as well as development funds from prototype sales to customers, help offset the development expenses overall. Throughout the development stage, development costs and administrative expenses have exceeded and are expected to continue to exceed the revenues from customers and from grant agencies. The Company has entered into a non-binding letter of intent that contemplates the possible formation of a joint venture to pursue further development of the IVS-TM- product. See "Item 1--Business--Products."

    The Company received no funds to offset its development expenses from any funding source in 1991 and, in 1992, secured its first outside grant totaling $1,900,000. In 1993, the Company sold $188,000 in prototypes of its developing technology adaptations and, in addition, recorded $2,101,000 in grant revenue. In 1994, the sale of prototypes increased and the Company recorded its first development contract revenues, increasing revenues from these sources to $1,336,000. Grant revenues became less important as a source of total revenues, decreasing in 1994 to 49% of total revenues from 92% in 1993. In late 1994, the Company entered into the Samsung contract, from which revenues of $4,040,000 and $5,328,000 were recorded in 1995 and 1996, respectively. In addition, the Company recorded revenues from two grants related to the development of the electric vehicle technology in 1995 and 1996 of $1,872,000 and $840,000, respectively. The Company's activity on the Samsung contract diminished during the fourth quarter of 1996 and substantially concluded at the end of the year, with no replacement contract presently scheduled to follow. In addition, the Company has substantially completed work relating to the two electric vehicle grants, with no replacement grants presently scheduled to follow. As of March 24, 1997, the Company had only minor development contracts in place under which a total of not more than approximately $317,000 potentially remains to be earned by the Company (although no assurance can be given that all or any portion of such amount will ultimately be earned or received). In addition, as of March 24, 1997, no more than a total of approximately $615,000 remained to be earned under existing grants (although no assurance can be given that all or any portion of such amount will ultimately be earned or received). The Company has significantly reduced its efforts to obtain any additional grants and intends to focus its efforts on working toward production contracts for CCS and radar sensor systems. See "Item 1--Risk Factors-- Dependence on Grants; Government Audits of Grants."

    RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Total revenues for the year ended December 31, 1996 ("1996") decreased by $362,000, or approximately 4.6%, to $7,447,000, from $7,809,000 for the year ended December 31, 1995 ("1995"). Approximately $6,168,000, or nearly 83%, of 1996 total revenues were derived from the Samsung contract and related grants, which is an increase of approximately $256,000 compared to 1995, when $5,912,000, or nearly 76% of total revenues, related to the Samsung contract and related grants. The Company substantially completed work on the Samsung contract and the related grants in 1996, and no replacement contract or replacement grants are currently scheduled to follow or expected to be obtained.

    All other development contract revenue (relating to the Company's CCS, radar and IVS-TM- products) decreased to $947,000 in 1996, a decline of $431,000, or approximately 31.3%, from the $1,378,000 in such revenue recorded for 1995. The decrease in 1996 principally reflects the Company's completion in 1995 of work on several development contracts relating to the IVS-TM- and radar products, which contracts were not replaced in 1996. As of March 24, 1997, the Company had only minor development contracts in place, under which a total of not more than approximately $317,000 potentially remains to be earned by the Company (although no assurance can be given that all or any portion of such amount will ultimately be earned or received). The Company does not anticipate obtaining any development contracts on the order of the Samsung contract in 1997. Revenues from grants other than electric-vehicle-related grants decreased by $187,000, or approximately 36%, to $332,000 in 1996 from $519,000 in 1995.
The Company does not obtain grants on a regular basis, and those grants that are obtained vary as to amount and as to the nature and duration of the work (and type of product) covered. As of March 24, 1997, no more than approximately $615,000 remained to be earned under existing grants (although no assurance can be given that all or any portion of such amount will ultimately be earned or received). The Company has determined to reduce its efforts to obtain new grants and intends to focus its efforts on working toward production contracts for CCS radar sensor systems. See "Item 1--Risk Factors--Dependence on Grants; Government Audit of Grants."

    Revenue from electric vehicle development contracts increased in 1996 to $5,328,000 from $4,040,000 in 1995. Nearly all electric vehicle development contract revenue was attributable to the Samsung contract in each of 1995 and 1996. As noted above, this contract was substantially completed in 1996, and no replacement contract has been obtained or is expected. In contrast to 1995, when engineering design was the Company's principal activity under the Samsung contract, in 1996 the Company constructed two prototypes of the electric vehicle to be built under the Samsung contract and effected certain design modifications to such prototypes. In addition, the Company completed kits for all vehicle frames with motor controllers required under the contract, as well as final tooling for body panels and interior portions of the vehicles. The Company has shipped the vehicle kits, together with substantially all remaining parts, to Samsung. The percentage of completion accounting method is used for this contract, pursuant to which the Company recognizes revenues and gross profit as work is performed, based on the relationship between actual costs incurred and total estimated costs at completion. Revenues and gross profit are recognized prospectively after taking into account revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. As discussed below, the Company's costs related to the Samsung contract exceeded revenues from such contract by approximately $2,150,000 in 1996.

    Related electric vehicle grant revenues totalled $840,000 in 1996, a decrease of $1,032,000, or approximately 55%, from the $1,872,000 in such revenues recorded for 1995. The reduction in these grant revenues reflects significantly greater reimbursements for electric vehicle design costs received by the Company in 1995, when engineering design work (for which the grants were primarily given) represented the Company's principal activity under the Samsung contract. Grant revenue is recorded when reimbursable costs are incurred. The Company expects that related electric vehicle grant revenues will significantly decline in 1997, since the Company expects to complete the small amount of remaining work covered by the two existing grants relating to the Samsung contract by approximately the end of the second quarter of 1997, and since the Company has determined to focus its efforts on working toward production contracts for CCS and radar sensor systems. See "Item 1--Risk--Factors Possible Disposition or Abandonment of Electric Vehicle and IVS-TM- Businesses" and "--Dependence on Grants; Government Audit of Grants."

    During 1996, development continued on CCS and on the Company's radar system, some of which was funded by development contracts. The total revenues recognized for the development of the CCS, radar and IVS-TM- products in 1996 was $947,000, compared with $1,378,000 in 1995. The decrease in 1996 principally reflects the Company's completion in 1995 of work on several development contracts relating to the IVS-TM- and radar products, which contracts were not replaced in 1996. The Company began selling IVS-TM- products in 1995. Demand for the IVS-TM-product in 1996 was weak. The Company has not had any significant revenue from the sale of IVS-TM- products since September 30, 1996. The Company has entered into a non-binding letter of intent that contemplates the possible formation of a joint venture to pursue further development of the IVS-TM- product. See "Item 1--Business--Products."

    Direct development contract and related grant costs increased to $11,533,000 in 1996 from $5,332,000 in 1995, due principally to increased activity in the Company's electric vehicle program in 1996 (particularly in connection with the Samsung contract and related grants). Included in these costs are costs related to commercial sales of IVS-TM- products totalling $490,000 in 1996 and $412,000 in 1995. In 1996 the Company constructed two prototypes of the electric vehicle to be built under the Samsung contract and effected certain design modifications to such prototypes. In addition, the Company completed kits for all vehicle frames with motor controllers required under the contract, as well as final tooling for body panels and interior portions of the vehicles. The Company has shipped the vehicle kits, together with substantially all remaining parts, to Samsung. The Company experienced significant cost overruns on the Samsung contract due to unanticipated design and development problems and continued delays in the completion of the contract as well as other factors, all of which resulted in higher than expected costs for labor, tooling and materials. In contrast to 1995, when revenues from this contract exceeded costs by approximately $230,000, in 1996, costs for the Samsung contract exceeded revenues from such contract by approximately $2,150,000. The Company recorded charges to operations for the ultimate estimated loss at completion of the contract of approximately $1,900,000, which amount is included in the total direct development contract and related grant costs for 1996.

    Prior to December of 1996, the Company treated costs totaling approximately $700,000 incurred in connection with prototype development in anticipation of the formation of the proposed Indian joint venture (see "Item 1--Business--Products") as capitalized expenses. Because the Company will not go forward with the proposed joint venture, the Company treated such costs as current period expenses in December of 1996. Such expenses increased losses during the fourth quarter of 1996 by approximately $700,000.

    Direct grant costs in 1996 declined by $129,000, or approximately 38%, to $210,000 from $339,000 in 1995. These costs are related to the projects for which grant revenues are reported. The decrease in 1996 reflects the decline in grant project activities in which the Company was engaged during 1996. The Company anticipates that direct grant costs will decrease in 1997 as the Company completes work on the remaining active grants and focuses its efforts on working toward production contracts for CCS and radar sensor systems. Grant costs as a percentage of grant revenues were 63% in 1996 and 65% in 1995.

    Research and development expenses declined by $239,000, or approximately 10%, in 1996 to $2,128,000 from $2,367,000 in 1995. These expenses represent research and development expenses for which no development contract or grant funding has been obtained. Expenses of research and development projects that are specifically funded by development contracts from customers are classified under direct development contract and related grant costs or direct grant costs. Due to the Company's significant cash shortfalls in 1996, the Company was constrained in its ability to undertake research and development activities during the year. Research and development activities are expected to increase in 1997 as the Company's ability to finance such activities has improved since the completion of the Offering in March, 1997. The Company's research and development expenses fluctuate significantly from period to period, due to both changing levels of research and development activity and changes in the amount of such activities that are covered by customer contracts or grants. Where possible, the Company seeks funding from third parties for its research and development activities.

    Selling, general and administrative ("SG&A") expenses increased by $275,000, or approximately 8.8%, in 1996 to $3,410,000 from $3,135,000 in 1995. The increase in 1996 was due principally to non-recurring costs incurred by the Company during the year for legal and other services in connection with the Board of Director's consideration of various corporate financing alternatives, as well as for outside consulting services in connection with the Company's efforts to identify strategic or financial partners for its electric vehicle and IVS-TM- products. Direct and indirect overhead expenses included in SG&A that are associated with development contracts are allocated to such contracts. The Company anticipates that fewer SG&A expenses will be allocated to development contracts in 1997. As a result, absent offsetting decreases in SG&A expenses generally (which are not currently expected), the Company anticipates that SG&A expenses may increase in 1997.

    Interest expense in 1996 is related to the bank line of credit obtained to finance work on the Samsung electric vehicle contract, the Bridge Financing, and the loan from the Company's shareholder. There were no such loans in 1995. Interest income decreased to $48,000 in 1996 from $127,000 in 1995, reflecting the

Company's overall lower cash balance during 1996. Net interest income (expense) was ($163,000) in 1996 compared with $127,000 in 1995.

    YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    Total revenues increased by $5,169,000 to $7,809,000 in the year ended December 31, 1995 from the year ended December 31, 1994 ("1994") due to the increase in development contract work for customers. Development contract revenues including revenues from the sales of prototypes increased to $7,290,000, which includes $1,872,000 of grant funding related to these development activities, compared to $1,336,000 in 1994. The substantial increase in development revenues is primarily attributable to revenues in 1995 from the Company's electric vehicle development contract which were $4,040,000 compared to $48,000 in 1994. These contracts are related to orders for prototype models and kits to make approximately 50 electric vehicles. Grant revenue from activities not related to development contracts decreased from $1,304,000 in 1994 to $519,000 in 1995 due to the completion in 1994 of three grants accounting for $577,000 of the decrease and due to the decrease in billings for two other grants.

    Direct costs for development contracts and related grants increased from $928,000 in 1994 to $5,332,000 in 1995 primarily as a result of the Company's electric vehicle development contract together with development contract costs in the climate control seat and radar programs. In the electric vehicle program the costs primarily consisted of tooling costs for prototype materials, internal and external engineering services and consulting. In 1995, the amount for direct development contract and related grant costs includes $412,000 with respect to the commercial sales of IVS products that commenced in December of 1995. Direct costs for grants decreased from $803,000 in 1994 to $339,000 in 1995, due to the decrease in the number of and activity under grants as described above.

    Research and development expenses include the unfunded portion of direct wages of Company engineers and technicians, outside consultants, prototype tooling and prototype materials. Such expenses increased from $2,137,000 in 1994 to $2,367,000 in 1995 primarily due to costs associated with completing the development of the Company's IVS-TM- product. Included in the research and development expenses are fees for licenses and royalties of $248,000 in 1994 and $345,000 in 1995. Research and development is expected to continue at high levels as work continues toward the commercialization of the Company's electric vehicle, radar and seat products as well as on improvements to the IVS product.

    SG&A decreased from $3,235,000 in 1994 to $3,135,000 in 1995. Increases in rent, legal expenses, sales commissions and depreciation were offset by decreases in the provision for doubtful accounts and recruiting expenses. Interest income decreased from $228,000 in 1994 to $127,000 in 1995 due to the lower amount of invested cash in 1995.

    LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1996, the Company had negative working capital of $3,315,000. At that time, the Company had a line of credit with no available borrowing capacity. Subsequently, the Company completed the Offering in the first quarter of 1997 and raised $17,700,000 of net proceeds. Approximately $4,110,000 of such proceeds were used in part to pay off most of the Company's indebtedness, including the bank line of credit, which was terminated effective February 18, 1997. The Company's principal sources of operating capital have been the proceeds of its various financing transactions and, to a lesser extent, revenues from grants, development contracts and the sale of prototypes to customers. As of the March 24, 1997, the Company had approximately $11,247,000 in remaining proceeds from the Offering. Other than such remaining Offering proceeds, the Company has virtually no sources of liquidity.

    Cash and cash equivalents decreased by $4,283,000 during the year ended December 31, 1996. Operating activities used $8,514,000, which primarily resulted from the operating loss of $9,997,000. Reductions in unbilled revenues of $311,000 (related to billings under the electric vehicle program), in inventory of $223,000, in prepaid expenses and other assets of $217,000 (related to the electric vehicle program reductions which was partially offset by new debt issue costs and new deferred stock offering expenses) and in increases in accounts payable of $444,000 partially offset the other uses of cash for operating activities. Investing activities used $182,000 related to the purchase of property and equipment.

    Financing activities provided a total of $4,413,000, of which $1,187,000, net of repayments, was from borrowing under a bank line of credit established to finance the cash flows of the major electric vehicle contract, and $3,000,000 was from the Bridge Financing completed in October, 1996. The bank line of credit expired by its terms on January 31, 1997 and was extended orally by the bank until February 28, 1997. As of December 31, 1996, the Company was in violation of certain financial and other covenants contained in the loan agreement. However, the bank agreed to waive its rights and remedies with respect to some of such violations and agreed to forbear until January 31, 1997 from exercising its rights and remedies with respect to all others. The bank orally agreed to extend the waiver and forbearance until February 28, 1997. In February 1997, the Company repaid its obligations under the credit line using a portion of the proceeds of the Offering completed on February 18, 1997 and such credit line was terminated on such date.

    In October 1996, the Company completed the Bridge Financing, which consisted of the private placement of 60 Units, each Unit consisting of $47,500 principal amount of the Bridge Notes and $2,500 principal amount of the Bridge Debentures. The Bridge Notes were repaid using a portion of the proceeds of the Offering. The Bridge Debentures automatically converted into an aggregate of 1,620,000 Class A Warrants on February 18, 1997, the date of the closing of such Offering. The net proceeds to the Company from the Bridge Financing were approximately $2,500,000, net of costs of issuance of approximately $500,000. A substantial portion of the costs of issuance of the Bridge Financing will be charged to operations in the first fiscal quarter of 1997 in connection with the repayment of the Bridge Notes.

    On February 18, 1997, the Company completed the Offering, consisting of the sale of 17,000 Units, each consisting of 280 shares of Class A Common Stock and 280 Class A Warrants to purchase, at $5.00 per share, an equal number of shares of Class A Common Stock. Proceeds to the Company, net of the underwriter's fees and commissions and expenses of the Offering, were approximately $15,300,000. In addition, on March 7, 1997, the underwriter exercised an option to purchase an additional 2,550 Units to cover over-allotments. Additional proceeds from the sale of the Units pursuant to the underwriter's exercise of the over-allotment option, net of the underwriter's fees and commissions and all expenses, were approximately $2,400,000. See Note 9 of Notes to Financial Statements.

    The Company expects to incur losses for the foreseeable future due to the continuing cost of its product development and marketing activities. To fund its operations, the Company will continue to need cash from financing sources unless and until such time as sufficient profitable production contracts are obtained. Unless the Company were to obtain one or more additional significant development contracts or grants (as to which there can be no assurance), the Company would not be able to obtain bank financing to fund its operations. Moreover, even if such additional development contracts are obtained, there still cannot be any assurance that the Company would be able to obtain bank financing on terms affordable to the Company or on any terms. Cash inflows during the development and early stage production period are dependent upon achieving certain billing milestones under existing development contracts and grants, and on obtaining new production and/or development contracts. Cash outflows are dependent upon the level and timing of production and/or development work and the amount of research and development and overhead expenses. Cash inflows must be supplemented by cash from debt and/or equity financing, the availability of which is doubtful and cannot be assured.

    If and when the Company is able to commence commercial production of its heated and cooled seat or radar products, the Company will incur significant expenses for tooling product parts and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing, of these products. While the Company believes that the remaining proceeds from the Offering will be sufficient to meet its expected capital needs through approximately the end of 1997, no assurance can be given that unanticipated needs for capital will not develop that would exceed the Company's capital resources or that, even in the absence of any such unanticipated needs, the Company's current working capital will prove sufficient to fund its capital needs through the end of 1997 as currently anticipated. See "Item 1--Risk Factors--Need For Additional Financing."

    Over the long-term, the Company expects to continue to expend substantial funds to continue its development efforts. The Company has experienced negative cash flow from operating activities since its inception and has not generated, and does not expect to generate in the foreseeable future, sufficient revenues from the sales of its principal products to cover its operating expenses or to finance such further development efforts. Accordingly, the Company expects that significant additional financing will be necessary to fund the Company's long-term operations.

    CHARGE TO INCOME

    In the event any Escrow Shares are released from escrow to persons who are officers and other employees of the Company, compensation expense will be recorded for financial reporting purposes. Therefore, in the event the Company attains any of the earnings thresholds required for the release of Escrow Shares from escrow, such release will be deemed additional compensation expense of the Company and the Company will recognize during the periods in which the earnings thresholds are met or are probable of being met or such minimum bid prices attained what will likely be one or more substantial charges which would have the effect of substantially increasing the Company's loss or reducing or eliminating earnings, if any, at such time. Although the amount of compensation expense recognized by the Company will not affect the Company's total shareholders' equity or its working capital, it may have a depressive effect on the market price of the Company's common stock.

    The Company will record a non-recurring charge to operations in the first quarter of fiscal year 1997 relating to the costs of issuance of the Bridge Notes. These costs are expensed as amortization to the date of the repayment of the related Bridge Notes which occurred on February 18, 1997, at which time approximately $340,000, representing the remaining unamortized costs, will be charged to operations (See Note 8 of Notes to Financial Statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference from the information contained under the captions entitled "Election of Directors," "Executive Officers and Significant Employees" and

"Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1997 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the information contained under the captions entitled "Executive Compensation," "Stock Option Plan," "Report of the Compensation Committee on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Option Grants During the Year Ended December 31, 1995," "Aggregate Option Exercises In the Year Ended December 31, 1995 and Year-End Values," and "Comparative Stock Performance" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the information contained under the caption entitled "Principal Stockholders" and "Escrow Shares" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the information contained under the caption entitled "Certain Transactions" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1.  Financial Statements.

    The following financial statements of the Company and report of independent accountants are included in Item 8 of this Annual Report:

       Report of Independent Accountants
       Balance Sheet
       Statement of Operations
       Statement of Shareholders' Equity
       Statement of Cash Flows
       Notes to Financial Statements.

    2.  Financial Statement Schedule.

    The following Schedule to Financial Statements is included herein:

       Schedule II--Valuation and Qualifying Accounts, together with the report of independent accountants thereon.

    3.  Exhibits.

    The following exhibits are filed as a part of this report:

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
 3.1.1     Amended and Restated Articles of Incorporation (the "Articles") of the Company(1)

 3.1.2     Certificate of Amendment of Articles filed with the California Secretary of State on December 5, 1996(7)

 3.2       Bylaws of the Company as amended to date(1)

 4.4       Escrow Agreement among the Company, U.S. Stock Transfer Corporation and the shareholders named therein(1)

10.1       1993 Stock Option Plan, together with Form of Incentive Stock Option Agreement and Nonqualified Stock
             Option Agreement(1)

10.2       Promissory Note Payable from the Company to Lon E. Bell dated September 9, 1996(7)

10.3       Promissory Note from the Company to Lon E. Bell dated January 29, 1997(7)

10.4       Form of Underwriter's Unit Purchase Option(7)

10.5       Stock Option Agreement, effective March 31, 1993, between Lon E. Bell and Joshua Newman(1)

10.6       Stock Option Agreement, effective August 9, 1995, between Lon E. Bell and R. John Hamman, Jr.(7)

10.7.1     Stock Option Agreement ("Bell Stock Option Agreement"), effective May 13, 1993, between Lon E. Bell and
             Roy A. Anderson(7)

10.7.2     List of omitted Bell Stock Option Agreements with Company directors(7)

10.8.1     Standard Sublease (the "Monrovia Lease"), dated February 14, 1994, between the Company and Environmental
             Systems Group of Joy Technologies, Inc. ("Joy") (formerly Joy Manufacturing Company) for facilities located in Monrovia, California(2)

10.8.2     Letter dated February 7, 1996 from the Company to Joy extending the term of the Monrovia Lease to
             February 14, 1997(7)

10.8.3     Letter dated December 3, 1996 from the Company to McDermott, Inc., successor to Joy, extending the term of the Monrovia Lease to July 31, 1997(7)

10.9       Form of Indemnity Agreement between the Company and each of its officers and directors(1)

10.10      Product Adaptation and Supply Contract, dated as of November 25, 1994, by and between the Company and
             Samsung Heavy Industries Co., Ltd., Kihung R&D Center(7)

10.11      Settlement and License Agreement, dated as of May 10, 1996, by and between the Company, Audio Navigation
             Systems, LLC, Alcom Engineering Corporation and Audio Navigation Systems, Inc., together with Addendum thereto dated June 12, 1996(7)

10.12      License Agreement, dated as of January 20, 1994, by and between the Company and the Regents of the
             University of California, together with a letter from the Regents to the Company dated September 19,
             1996 relating thereto(7)**

10.13      Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(1)

10.14      License Agreement, dated as of October 19, 1993, by and between the Company and Lernout & Hauspie Speech
             Products, N.V., as amended(7)

10.15      License Agreement, dated as of March 15, 1995, by and between the Company and Navigation Technologies
             Corporation(7)

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
10.16      Shareholders Agreement, dated May 13, 1993, by and among the Company and the shareholders named therein(1)

10.17      Running Chassis Program Management Agreement between the Company and CALSTART dated September 8, 1993(2)

10.18      Thermoelectric Air Conditioning System Program Contract between the Company and the South Coast Air
             Quality Management District dated May 4, 1995(3)

10.19      Thermoelectric Heating and Cooling for Electric Vehicles Program Contract between the Company and the
             State of California (Energy Resources and Development Commission) dated May 12, 1994(3)

10.20      Agreement for the Multi-Year Electric Vehicle Running Chassis Program between the Company and CALSTART dated May 31, 1994(3)

10.21      Modification No. 001 of Participation Agreement between the Company and CALSTART, dated October 9,
             1995(4)

10.22      Agreement for the Development of an Agile Assembly Line For the Production of Electric Vehicles and
             Components between the Company and CALSTART, Inc., dated November 9, 1995(4)

10.23.1    Security and Loan Agreement, dated November 20, 1995, between the Company and Imperial Bank (the
             "Imperial Bank Agreement")(5)

10.23.2    First Amendment to Security and Loan Agreement and Addendum, Exhibit "A" Thereto, effective as of
             November 30, 1996(7)

10.23.3    Credit Terms and Conditions, dated November 20, 1995, relating to the Imperial Bank Agreement(5)

10.23.4    Modification to Security and Loan Agreement, effective as of June 26, 1996, entered into between the
             Company and Imperial Bank(7)

10.23.5    Letter from Imperial Bank to the Company dated December 4, 1996 extending the term of the Company's credit line under the Imperial Bank Agreement until December 31, 1996(7)

10.23.6    Letter from Imperial Bank to the Company dated February 3, 1997 extending the term of the Company's credit line under the Imperial Bank Agreement until January 31, 1997(7)

10.24      Stock Purchase Agreement and Registration Rights Agreement between the Company and Fidelity Copernicus
             Fund, L.P. and Fidelity Galileo Fund, L.P., dated December 29, 1995(6)

10.25      Stock Purchase Agreement and Registration Rights Agreement between the Company and HBI Financial Inc., dated December 29, 1995(6)

10.26      Amerigon Client Contract, dated April 1, 1996, between the Company and Technology Strategies &
             Alliances(7)

10.27      Agreement, dated as of June 1, 1996, by and between the Company and the International Association of
             Machinists and Aerospace Workers, District Lodge 725(7)

21         List of Subsidiaries(7)

23.1       Consent of Price Waterhouse LLP

23.2       Consent of Price Waterhouse LLP

27         Financial Data Schedule

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------

(b) Reports on Form 8-K.

       During the quarter ended December 31, 1996, the Company filed no Current Reports on Form 8-K.

------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1993 and incorporated by reference.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1994 and incorporated by reference.

(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1995 and incorporated by reference.

(5) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed December 21, 1995 and incorporated by reference.

(6) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed January 5, 1996 and incorporated by reference.

(7) Previously filed as an exhibit to the Company Registration Statement on Form S-2, as amended, File No. 333-17401, and incorporated by reference.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................         F-2

Balance Sheet..............................................................................................         F-3

Statement of Operations....................................................................................         F-4

Statement of Shareholders' Equity..........................................................................         F-5

Statement of Cash Flows....................................................................................         F-6

Notes to Financial Statements..............................................................................         F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Amerigon Incorporated (a Development Stage Enterprise)

    In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Amerigon Incorporated (a Development Stage Enterprise) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, and for the period from April 23, 1991 (inception) to December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Costa Mesa, California
March 14, 1997

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEET

                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1995        1996
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $    4,486  $      203
  Accounts receivable less allowance of $100 in 1995 and $80 in 1996 (Note 16)............       1,052       1,188
  Unbilled revenue (Notes 13 and 14)......................................................       1,468       1,157
  Inventory, primarily raw materials......................................................         243          20
  Prepaid expenses and other assets (Note 4)..............................................         961         744
                                                                                            ----------  ----------
    Total current assets..................................................................       8,210       3,312
Property and equipment, net (Note 4)......................................................         785         610
                                                                                            ----------  ----------
    Total assets..........................................................................  $    8,995  $    3,922
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable........................................................................  $    1,123  $    1,567
  Deferred revenue........................................................................          94         154
  Accrued liabilities (Note 4)............................................................         512         519
  Note payable to shareholder (Note 7)....................................................      --             200
  Bridge notes and debentures payable (Note 8)............................................      --           3,000
  Bank loan payable (Note 6)..............................................................      --           1,187
                                                                                            ----------  ----------
    Total current liabilities.............................................................       1,729       6,627
                                                                                            ----------  ----------
Long-term portion of capital lease (Note 15)..............................................          68          43
                                                                                            ----------  ----------

Commitments and contingencies (Notes 12 and 15)

Shareholders' equity (deficit): (Notes 9, 10, and 11)

Preferred stock, no par value; 5,000 shares authorized, none issued and outstanding

Common stock:
  Class A-no par value; 40,000 shares authorized, 4,050 and 4,069 issued and outstanding
    in 1995 and 1996, respectively. (An additional 3,000 shares held in escrow)...........      17,270      17,321
  Class B-no par value; 3,000 shares authorized, none issued and outstanding
  Contributed capital.....................................................................       3,115       3,115
  Deficit accumulated during development stage............................................     (13,187)    (23,184)
                                                                                            ----------  ----------
    Total shareholders' equity (deficit)..................................................       7,198      (2,748)
                                                                                            ----------  ----------
    Total liabilities and shareholders' equity (deficit)..................................  $    8,995  $    3,922
                                                                                            ----------  ----------
                                                                                            ----------  ----------

              See accompanying notes to the financial statements.

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                       FROM APRIL
                                                                                                        23, 1991
                                                                         YEAR ENDED DECEMBER 31,      (INCEPTION)
                                                                     -------------------------------  TO DECEMBER
                                                                       1994       1995       1996       31, 1996
                                                                     ---------  ---------  ---------  ------------
Revenues:
  Development contracts and related grants.........................  $   1,336  $   7,290  $   7,115   $   15,929
  Grants...........................................................      1,304        519        332        6,156
                                                                     ---------  ---------  ---------  ------------
    Total revenues.................................................      2,640      7,809      7,447       22,085
                                                                     ---------  ---------  ---------  ------------
Costs and expenses:
  Direct development contract and related grant costs..............        928      5,332     11,533       18,318
  Direct grant costs...............................................        803        339        210        4,732
  Research and development.........................................      2,137      2,367      2,128        8,787
  Selling, general and administrative, including reimbursable
    administrative costs...........................................      3,235      3,135      3,410       13,787
                                                                     ---------  ---------  ---------  ------------
    Total costs and expenses.......................................      7,103     11,173     17,281       45,624
                                                                     ---------  ---------  ---------  ------------
Operating loss.....................................................     (4,463)    (3,364)    (9,834)     (23,539)
Interest income....................................................        228        127         48          566
Interest expense...................................................     --         --           (211)        (211)
                                                                     ---------  ---------  ---------  ------------
Net loss...........................................................  $  (4,235) $  (3,237) $  (9,997)  $  (23,184)
                                                                     ---------  ---------  ---------  ------------
                                                                     ---------  ---------  ---------  ------------
Net loss per share.................................................  $   (1.28) $   (0.98) $   (2.46)
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------
Weighted average number of shares outstanding......................      3,300      3,306      4,062
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

              See accompanying notes to the financial statements.

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                                                   COMMON STOCK
                                                                  ----------------------------------------------
                                             PREFERRED STOCK             CLASS A                 CLASS B
                                          ----------------------  ----------------------  ----------------------  CONTRIBUTED
                                            SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL
                                          -----------  ---------  -----------  ---------  -----------  ---------  -----------
Balance at April 23, 1991 (Inception)...      --          --           1,000   $     100      --          --          --
  Contributed capital-founders' services
    provided without compensation.......                                                                           $     111
  Net loss..............................
                                               -----   ---------       -----   ---------       -----   ---------  -----------
Balance at December 31, 1991............                               1,000         100      --          --             111
  Transfer of common stock to employee
    by principal shareholder for
    services............................                                                                                 150
  Contributed capital-founders' services
    provided without compensation.......                                                                                 189
  Net loss..............................
                                               -----   ---------       -----   ---------       -----   ---------  -----------
Balance at December 31, 1992............      --          --           1,000         100      --          --             450
  Issuance of common stock (public
    offering)...........................                               2,300      11,534
  Options granted by principal
    shareholder for services............                                                                                 549
  Contribution of notes payable to
    contributed capital.................                                                                               2,102
  Net loss..............................
                                               -----   ---------       -----   ---------       -----   ---------  -----------
Balance at December 31, 1993............      --          --           3,300      11,634      --          --           3,101
  Compensation recorded for variable
    plan stock option (Note 11).........                                                                                   1
  Net Loss..............................
                                               -----   ---------       -----   ---------       -----   ---------  -----------
Balance at December 31, 1994............      --          --           3,300      11,634      --          --           3,102
  Private placement of common stock.....                                 750       5,636                                   1
  Compensation recorded for variable
    plan stock option (Note 11).........                                                                                  12
  Net loss..............................
                                               -----   ---------       -----   ---------       -----   ---------  -----------
Balance at December 31, 1995............      --          --           4,050      17,270      --          --           3,115
  Exercise of stock options.............                                  20         160
  Repurchase of common stock............                                  (1)        (15)
  Expenses of sale of stock.............                                             (94)
  Net loss..............................
                                               -----   ---------       -----   ---------       -----   ---------  -----------
Balance at December 31, 1996............      --          --           4,069   $  17,321      --          --       $   3,115
                                               -----   ---------       -----   ---------       -----   ---------  -----------
                                               -----   ---------       -----   ---------       -----   ---------  -----------


                                            DEFICIT
                                          ACCUMULATED
                                           DURING THE
                                          DEVELOPMENT
                                             STAGE        TOTAL
                                          ------------  ---------
Balance at April 23, 1991 (Inception)...       --       $     100
  Contributed capital-founders' services
    provided without compensation.......                      111
  Net loss..............................   $     (616)       (616)
                                          ------------  ---------
Balance at December 31, 1991............         (616)       (405)
  Transfer of common stock to employee
    by principal shareholder for
    services............................                      150
  Contributed capital-founders' services
    provided without compensation.......                      189
  Net loss..............................       (1,459)     (1,459)
                                          ------------  ---------
Balance at December 31, 1992............       (2,075)     (1,525)
  Issuance of common stock (public
    offering)...........................                   11,534
  Options granted by principal
    shareholder for services............                      549
  Contribution of notes payable to
    contributed capital.................                    2,102
  Net loss..............................       (3,640)     (3,640)
                                          ------------  ---------
Balance at December 31, 1993............       (5,715)      9,020
  Compensation recorded for variable
    plan stock option (Note 11).........                        1
  Net Loss..............................       (4,235)     (4,235)
                                          ------------  ---------
Balance at December 31, 1994............       (9,950)      4,786
  Private placement of common stock.....                    5,637
  Compensation recorded for variable
    plan stock option (Note 11).........                       12
  Net loss..............................       (3,237)     (3,237)
                                          ------------  ---------
Balance at December 31, 1995............      (13,187)      7,198
  Exercise of stock options.............                      160
  Repurchase of common stock............                      (15)
  Expenses of sale of stock.............                      (94)
  Net loss..............................       (9,997)     (9,997)
                                          ------------  ---------
Balance at December 31, 1996............   $  (23,184)  $  (2,748)
                                          ------------  ---------
                                          ------------  ---------

               See accompanying notes to the financial statements

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                       FROM APRIL
                                                                                                        23,1991
                                                                         YEAR ENDED DECEMBER 31,      (INCEPTION)
                                                                     -------------------------------  TO DECEMBER
                                                                       1994       1995       1996       31, 1996
                                                                     ---------  ---------  ---------  ------------
Operating activities:
  Net loss.........................................................  $  (4,235) $  (3,237) $  (9,997)  $  (23,184)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..................................        176        283        357          912
    Provision for doubtful accounts................................        100         10         80          190
    Stock option compensation......................................          1         12     --              712
    Contributed capital-founders' services provided without cash
      compensation.................................................     --         --         --              300
    Change in operating assets and liabilities:
      Accounts receivable..........................................       (286)      (294)      (216)      (1,378)
      Unbilled revenue.............................................        (32)    (1,193)       311       (1,157)
      Inventory....................................................     --           (243)       223          (20)
      Prepaid expenses and other assets............................        (23)      (872)       217         (744)
      Accounts payable.............................................       (203)       861        444        1,567
      Deferred revenue.............................................      1,708     (1,660)        60          154
      Accrued liabilities..........................................         92        230          7          519
                                                                     ---------  ---------  ---------  ------------
    Net cash used in operating activities..........................     (2,702)    (6,103)    (8,514)     (22,129)
                                                                     ---------  ---------  ---------  ------------
Investing activities:
  Purchase of property and equipment...............................       (626)      (353)      (182)      (1,444)
  Short term investments...........................................     (2,910)     2,910     --           --
                                                                     ---------  ---------  ---------  ------------
  Net cash used in investing activities............................     (3,536)     2,557       (182)      (1,444)
                                                                     ---------  ---------  ---------  ------------
Financing activities:
  Proceeds from sale of common stock, net..........................     --          5,636        (94)      17,176
  Proceeds from sale of warrants...................................     --              1     --                1
  Proceeds from exercise of stock options..........................     --         --            160          160
  Repurchase of common stock.......................................     --         --            (15)         (15)
  Borrowing under line of credit...................................     --          1,100      5,180        6,280
  Repayment of line of credit......................................     --         (1,100)    (3,993)      (5,093)
  Repayment of capital lease.......................................     --            (10)       (25)         (35)
  Proceeds from Bridge Financing (Note 8)..........................     --         --          3,000        3,000
  Proceeds from note payable to shareholder........................     --         --            200          200
  Notes payable contributed to capital.............................     --         --         --            2,102
                                                                     ---------  ---------  ---------  ------------
    Net cash provided by financing activities......................     --          5,627      4,413       23,776
                                                                     ---------  ---------  ---------  ------------
    Net (decrease) increase in cash and cash equivalents...........     (6,238)     2,081     (4,283)         203
    Cash and cash equivalents at beginning of period...............      8,643      2,405      4,486       --
                                                                     ---------  ---------  ---------  ------------
    Cash and cash equivalents at end of period.....................  $   2,405  $   4,486  $     203   $      203
                                                                     ---------  ---------  ---------  ------------
                                                                     ---------  ---------  ---------  ------------

               See accompanying notes to the financial statements

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--THE COMPANY:

    Amerigon Incorporated (the "Company" or "Amerigon") is a development stage enterprise, which was incorporated in California on April 23, 1991, primarily to develop, manufacture and market proprietary, high technology automotive components and systems for gasoline-powered and electric vehicles.

    Amerigon's activities through December 31, 1996, include (1) obtaining the rights to the basic technology underlying the climate control seat system, certain radar applications and the interactive voice navigation system; (2) obtaining financing from grants and other sources and conducting development programs related to electric vehicles and its other products; (3) marketing of these development stage products to automotive companies and their suppliers; and (4) completing the development, in December 1995, of the audio navigator system and selling the first commercial units. The Company is currently seeking strategic partners to form joint venture companies or for the out right sale of its electric vehicle and interactive voice navigation systems, and plans to focus continuing development activities on its climate control seat and radar systems.

    The Company's strategy has been to augment the expenditure of its own funds on research and development by seeking and obtaining various grants and contracts with potential customers which support the development of its products and related technologies. Through such grant funded activities and development contracts with customers, the Company has opportunities to gain access to new technologies and to extend its own product development efforts.

NOTE 2--BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF PRESENTATION

    The financial statements include amounts that are based on management's judgments. Certain reclassifications have been made for consistent presentation.

    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of all financial instruments, comprising cash and cash equivalents, accounts receivable and unbilled revenues, accounts payable, accrued expenses, notes payable and capital leases, approximate fair value because of the short maturities of these instruments.

    USE OF ESTIMATES

    The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    All investments with original maturities of less than 90 days are considered cash equivalents.

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
    CONCENTRATION OF CREDIT RISK

    Financial instruments which subject the Company to concentration of credit risk consist primarily of cash equivalents, accounts receivable and unbilled revenue. Cash equivalents are invested in the money market account of a major U.S. financial services company and the risk is considered limited. The risk associated with accounts receivable and unbilled revenue is limited by the large size and credit worthiness of the Company's commercial customers and the federal and California government agencies providing grant funding. One commercial customer and one government agency are included in the $2,345,000 of accounts receivable and unbilled revenues at December 31, 1996, representing 54% and 21%, respectively, of the total. One commercial customer and two government agencies represent 10%, 10%, and 28%, respectively, of revenues for the year ended December 31, 1994; one commercial customer and one government agency represent 52% and 16%, respectively, of revenues for the year ended December 31, 1995; and one commercial customer represents 72% of revenues for the year ended December 31, 1996. No government agency exceeded 10% of total revenues in 1996. In addition, revenues from foreign customers represented 54% and 76% of total revenues for the years ended December 31, 1995 and 1996, respectively, and an insignificant percentage for the year ended December 31, 1994.

    INVENTORY

    Inventory, other than inventoried purchases relating to development contracts, is valued at the lower of cost, on the first-in, first-out basis, or market. Inventory related to development contracts is stated at cost, and is removed from inventory when used in the development project.

    PROPERTY AND EQUIPMENT

    Property and equipment, including additions and improvements, are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as other income or expense.

    Property and equipment are depreciated over their estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization are computed using the straight-line method.

    LONG-LIVED ASSETS

    In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this statement in 1996 and it had no effect on the financial statements.

    DEVELOPMENT CONTRACT REVENUES

    The Company has a series of fixed-price development contracts, which include
(1) specific engineering and tooling services to prepare the Company's products and the related manufacturing processes for

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
commercial sales to certain original equipment manufacturers ("OEMs"); (2) the development of complete electric vehicle systems (Note 13); and (3) prototype products developed during the research and development process, some of which are sold to third parties for evaluation purposes. Revenue is recognized on development contracts using the percentage of completion method or, in the case of short duration contracts, when the prototype or service is delivered. Revenues earned are recorded on the balance sheet as Unbilled Revenue until billed. All amounts received from customers in advance of the development effort are reflected on the balance sheet as Deferred Revenue until such time as the contracted work is performed.

    GRANT REVENUES

    Revenue from government agency grants and other sources pursuant to cost reimbursement and cost sharing arrangements (Note 14) is recognized when reimbursable costs have been incurred. Billings on the Company's grant programs are generally subject to the Company achieving certain milestones or complying with billing schedules designated in the grant agreements. Accordingly, delays between the time reimbursable grant costs are incurred and then ultimately billed may occur. Grant revenues earned are recorded on the balance sheet as Unbilled Revenue until billed.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development activities are expensed as incurred. These amounts represent direct expenses for wages, materials and services associated with development contracts, grant program activities and the development of the Company's products. Research and development expenses associated with projects that are specifically funded by development contracts or grant agreements from customers are classified under Direct Development Contract and Related Grant Costs or Direct Grant Costs in the Statement of Operations. All other research and development expenses that are not associated with projects that are specifically funded by development contracts or grants from customers are classified under Research and Development. Research and development does not include any overhead or administrative costs.

    ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. The disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), have been included in
Note 11.

    INCOME TAXES

    Income taxes are determined under guidelines prescribed by Financial Accounting Standards Board Statement No. 109 (SFAS 109), "Accounting for Income Taxes." Under the liability method specified by SFAS 109, deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and state tax rates. A valuation allowance is provided for the portion of net deferred tax assets considered unlikely to be realized (Note 5).

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
    NET LOSS PER SHARE

    The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Excluded from this calculation are the 3,000,000 Escrowed Contingent Shares (Note 9). Common stock equivalents (stock options and stock warrants) are anti-dilutive in 1994, 1995 and 1996, and are excluded from the net loss per share calculation.

NOTE 3--HISTORICAL LOSSES:

    The Company is a development stage enterprise and has incurred losses from operations of $23,184,000 from its inception in April, 1991 through December 31, 1996. The Company may continue to incur losses for the foreseeable future due to the costs anticipated to be incurred with the development, manufacture and marketing of its products.

NOTE 4--DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS (IN THOUSANDS):

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1995       1996
                                                                             ---------  ---------
PREPAID EXPENSES AND OTHER ASSETS:
  Debt issue costs (Note 8)................................................  $          $     397
  Deferred stock offering expenses (Note 9)................................     --            269
  Advances to vendors......................................................        916         38
  Prepaid insurance........................................................         45         40
                                                                             ---------  ---------
                                                                             $     961  $     744
                                                                             ---------  ---------
                                                                             ---------  ---------
PROPERTY AND EQUIPMENT:
  Equipment................................................................  $     611  $     694
  Computer equipment.......................................................        578        654
  Leasehold improvements...................................................        151        174
                                                                             ---------  ---------
                                                                                 1,340      1,522
Less: accumulated depreciation and amortization............................       (555)      (912)
                                                                             ---------  ---------
                                                                             $     785  $     610
                                                                             ---------  ---------
                                                                             ---------  ---------
ACCRUED EXPENSES:
  Accrued salaries.........................................................  $     328  $     291
  Accrued vacation.........................................................        165        152
  Other accrued liabilities................................................         19         76
                                                                             ---------  ---------
                                                                             $     512  $     519
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 5--INCOME TAXES:

    There are no assets or liabilities for income taxes, nor income tax expense included in the financial statements because the Company has losses since inception for both book and tax purposes. As of December 31, 1996, the Company has net operating loss carryforwards for federal and state purposes of

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--INCOME TAXES: (CONTINUED)
$19,237,000 and $9,617,000 respectively, and has generated tax credits for certain research and development activities of $254,000 and $175,000 for federal and state purposes, respectively. Federal net operating loss carryforwards and tax credits expire from 2008 through 2011 and state net operating loss carryforwards expire from 1998 through 2001. The use of such net operating loss carryforwards would be limited in the event of a change in control of the Company. In 1993, the Company elected to be taxed as a C corporation for both federal and state income tax purposes. Prior to that time, the Company was not subject to federal taxation and was subject to state taxation at a reduced rate (2.5%).

    Temporary differences between the financial statement and tax bases of assets and liabilities are primarily attributable to net operating loss and tax credit carry forwards, depreciation, unbilled grant revenue, deferred revenue and accrued compensated absences. A valuation allowance of $7,161,000 has been provided for the entire amount of the deferred tax assets arising from these differences, which represents an increase in the valuation allowance of $3,242,000 from December 31, 1995.

NOTE 6--LINE OF CREDIT:

    On November 27, 1995, the Company entered into a line of credit agreement with a bank under which the Company was allowed to borrow up to $4 million based on certain costs incurred and billings made under a major electric vehicle development contract (Note 13). The borrowing limit was reduced to approximately $1,187,000 on November 30, 1996. The line of credit, which expired by its amended terms on January 31, 1997, provided for interest at the prime rate plus 1.3% and payments from the customer were applied as repayments. All assets of the Company were pledged as collateral and the loan was guaranteed by the Company's president, a principal shareholder. The loan agreement restricted the Company's payment of dividends and redemptions or retirement of stock. The agreeement also contained certain required financial statement ratios and limits certain loans, investments, acquisitions and dispositions of assets. At December 31, 1996, the Company was in violation of certain financial and other covenants contained in the loan agreement for which the bank agreed to waive certain of these violations and to forbear through January 31, 1997 from exercising it rights and remedies with respect to all others. The outstanding balance of the line of credit at December 31, 1996 totaled approximately $1,187,000. On February 7, 1997, the Company repaid approximately $462,000 of the outstanding balance using funds received under its major electric vehicle development contract. The remaining balance of $725,000 was repaid from the proceeds of the Company's follow-on public offering which was completed on February 18, 1997 (Note 9).

NOTE 7--NOTE PAYABLE TO SHAREHOLDER:

    On September 9, 1996, Dr. Lon E. Bell, the President and principal shareholder of the Company, loaned $200,000 to the Company at 8% interest without collateral and due on demand. Dr. Bell loaned to the Company an additional $100,000 on January 29, 1997 and $150,000 on February 12, 1997 at 10% interest without collateral. These loans totaling $450,000 were repaid by the Company in February 1997 from the proceeds of the Company's follow-on public offering (Note 9).

NOTE 8--BRIDGE FINANCING:

    On October 31, 1996, the Company completed a private placement (the "Bridge Financing") of 60 bridge units (each a "Bridge Unit"), each consisting of one $47,500 10% unsecured promissory note made

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--BRIDGE FINANCING: (CONTINUED)
by the Company (each a "Bridge Note") and one $2,500 10% convertible subordinated debenture (each a "Bridge Debenture"). At December 31, 1996, $2,850,000 of Bridge Notes and $150,000 of Bridge Debentures were outstanding. The proceeds to the Company from the October 1996 Bridge Financing were approximately $2,500,000, net of issuance costs of $500,000. Upon the completion on February 18, 1997 of the Company's follow-on public offering of Class A Common Stock and Class A Warrants (Note 9), the Bridge Notes were repaid and the Bridge Debentures were converted into a total of 1,620,000 warrants to purchase Class A Common Stock, each exercisable at $5.00 per share. In the first quarter of fiscal 1997, the Company will record a non-cash charge resulting from the elimination of the remaining unamortized portion of the deferred debt issuance costs totaling approximately $340,000.

NOTE 9--COMMON STOCK:

    The Class A and Class B Common Stock are substantially the same on a share-for-share basis, except that holders of outstanding shares of Class B Common Stock will be entitled to receive dividends and distributions upon liquidation at a per share rate equal to five percent of the per share rate received by holders of outstanding shares of Class A Common Stock. The Class B Common Stock is neither transferable nor convertible and is subject to cancellation under certain circumstances.

    INITIAL PUBLIC OFFERING

    In June 1993, the Company sold 2,300,000 shares of its Class A Common Stock for net proceeds of $11,534,000. The Company issued Warrants to purchase 204,757 shares of Class A Common Stock, as subsequently adjusted pursuant to anti-dilution provisions (Note 10). Immediately prior to the public offering, $2,102,000 of the outstanding balance of notes payable to shareholders were contributed by the shareholders to the capital of the Company.

    PRIVATE PLACEMENT OF CLASS A COMMON STOCK IN 1995

    On December 29, 1995, the Company sold 750,000 shares of its Class A Common Stock for $6,000,000 and received net proceeds of $5,636,000. The investors received registration rights pursuant to which the Company must register these shares. In addition, the Company issued Warrants to purchase 60,000 shares of Class A Common Stock (Note 10).

    FOLLOW-ON PUBLIC OFFERING OF CLASS A COMMON STOCK AND CLASS A WARRANTS

    On February 18, 1997, the Company completed a public offering of 17,000 units (the "Units"), each consisting of 280 shares of Class A Common Stock and 280 Class A Warrants to purchase, at $5.00 per share, an equal number of Class A Common Stock, resulting in the issuance of 4,760,000 shares of Class A Common Stock and 4,760,000 Class A Warrants. The public offering price was $1,030 per Unit and proceeds to the Company, net of expenses, were approximately $15,300,000. In addition, on March 7, 1997, the underwriter exercised an option to purchase an additional 2,550 Units to cover over-allotments. Additional proceeds, net of expenses, were approximately $2,400,000. Fees to the underwriter included an option until February 12, 2002, to purchase 1,700 Units ( the "Unit Purchase Option") at 145% of the price to the public. The Unit Purchase Option is not exercisable by the underwriter until February 12, 2000.

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--COMMON STOCK: (CONTINUED)
    ESCROW AGREEMENT

    Prior to the effective date of the June 1993 initial public offering, 3,000,000 shares of the Company's Class A Common Stock ("Escrowed Contingent Shares") were deposited into escrow by the then existing shareholders in proportion to their then current holdings. These shares are not transferable (but may be voted) and will be released from escrow in the event the Company attains certain earnings levels (which have been adjusted for the December 29, 1995 private placement and for the February 1997 follow-on public offering) during the period through December 31, 1998.

    The release of the Escrowed Contingent Shares will be deemed compensatory and, accordingly, will result in charges to earnings equal to the fair market value of the Escrowed Contingent Shares recorded ratably over the period beginning on the date when management determines that any of the specified events are probable of being attained and ending on the date when the goal is attained causing the Escrowed Contingent Shares to be released. At the time a goal is attained, previously unrecognized compensation expense will be adjusted by a one-time charge based on the then fair market value of the shares released from Escrow. Such charges could substantially reduce the Company's net income or increase the Company's loss for financial reporting purposes in the periods such charges are recorded. The specified events are not considered probable of attainment at this time.

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

NOTE 10--STOCK WARRANTS:

    In connection with the Company's June 1993 initial public offering, the Company issued to the underwriters warrants to purchase through June 9, 1998, 204,757 shares of Class A Common Stock at $9.67 per, as adjusted for anti-dilution provisions in the warrant agreements as a result of the December 29, 1995 private placement of Common Stock. The Company issued to third parties warrants to purchase 60,000 shares of Class A Common Stock at $10.25 per share as a financial advisory fee in connection with the private placement completed on December 29, 1995. These warrants expire on December 28, 2000.

    In connection with the public offering of Units completed on February 18, 1997, the Company issued 4,760,000 Class A Warrants to purchase Class A Common Stock. Each Class A Warrant entitles the registered holder thereof to purchase, at any time until February 12, 2002, one share of the Company's Class A Common Stock at an exercise price of $5.00, subject to adjustment. Commencing February 12, 1998, the Company may, upon 30 days' written notice, redeem each Class A Warrant in exchange for $.05 per Class A Warrant, provided that before any such redemption, the closing Bid Price of the Class A Common Stock as reported by the Nasdaq SmallCap Market or the closing bid price on any national exchange (if the Company's Class A Common Stock is listed thereon) shall have, for 30 consecutive days ending within 15 days of the date of the notice of redemption, averaged in excess of $8.75 (subject to adjustment in the event of any stock splits or other similar events). In addition, the underwriter had an over-allotment option to sell an additional 2,550 of the Units sold in the offering which would result in the issuance of an additional 714,000 shares of Class A Common Stock and 714,000 Class A Warrants. This

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--STOCK WARRANTS: (CONTINUED)
over-allotment option was exercised by the underwriter on March 7, 1997 (Note
9). The underwriter, as part of the underwriting fee, has an option to purchase an additional 1,700 Units which would, if exercised, result in the issuance of an additional 476,000 shares of Class A Common Stock and 476,000 Class A Warrants. Bridge Debentures issued in connection with the Bridge Financing in October 1996 (Note 8) were converted on February 18, 1996 into 1,620,000 Class A Warrants upon completion of the Company's follow-on public offering.

NOTE 11--STOCK OPTIONS:

    1993 STOCK OPTION PLAN

    Under the Company's 1993 Stock Option Plan (the "Plan"), as amended in June 1995, 550,000 shares of the Company's Class A Common Stock are reserved for issuance, pursuant to which officers and employees of the Company as well as other persons who render services to or are otherwise associated with the Company are eligible to receive qualified ("incentive") and/or non-qualified stock options.

    The Plan which expires in April 2003, is administered by the Board of Directors or a stock option committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions are determined by the Board of Directors or stock option committee at its sole discretion, in order to attract and retain personnel instrumental to the success of the Company. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to a shareholder owning more than 10% of the voting power of the Company on the date of grant may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant.

    OPTIONS GRANTED BY PRINCIPAL SHAREHOLDER ("BELL OPTIONS")

    Dr. Lon E. Bell, the president and principal shareholder of the Company, has granted options to purchase shares of his Class A Common Stock, 75% of which are Escrowed Contingent Shares. The holder of these options can exercise the portions of his options related to Escrowed Contingent Shares only upon release of these shares from escrow as Class A Common Stock. The option holder has no right to purchase Class B Common Stock should such shares be released (Note 9). Any options granted at prices below fair market value on the date of grant result in compensation expense with respect to options to purchase the 25% of such shares not placed in escrow. Compensation expense and a corresponding adjustment to contributed capital on options to purchase Escrowed Contingent Shares will be recorded when they are released or it is determined they are probable of being released as Class A Common Stock.

    In 1993, options were granted at prices below fair market value for which compensation expense was recorded for the non-escrowed shares based on the amount by which such shares were below the fair market value at the time of grant. Additional compensation expense will be recorded if the related Escrowed Contingent Shares are released from escrow. Certain of the Bell options granted during 1993 to one individual were granted contingent on certain future performance criteria and are accounted for as a variable plan. The Company recorded approximately $1,000 and $12,000 of compensation expense in 1994

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--STOCK OPTIONS: (CONTINUED)
and 1995, respectively related to 1,500 and 5,028 of those options, respectively. There was no compensation expense relating to these options in 1996.

    The following table summarizes stock option activity:

                                                     1993 STOCK OPTION PLAN         BELL OPTIONS
                                                    ------------------------  -------------------------
                                                                 WEIGHTED                   WEIGHTED
                                                                  AVERAGE                    AVERAGE
                                                                 EXERCISE                   EXERCISE
                                                     NUMBER        PRICE        NUMBER        PRICE
                                                    ---------  -------------  ----------  -------------
Outstanding at December 31, 1993..................     80,000    $    6.50       823,235    $    2.75
Granted...........................................     63,574         9.94        --           --
Canceled..........................................     (2,064)        9.78        --           --
Exercised.........................................     --           --            --           --
                                                    ---------       ------    ----------       ------
Outstanding at December 31, 1994..................    141,510         8.02       823,235         2.75
Granted...........................................    179,775        10.40        16,614        11.89
Canceled..........................................     (5,339)       10.52        (4,640)        1.15
Exercised.........................................     --           --            (1,500)        1.15
                                                    ---------       ------    ----------       ------
Outstanding at December 31, 1995..................    315,946         9.32       833,709         2.94
Granted...........................................     35,305        10.36        12,500        10.38
Canceled..........................................    (19,015)       10.58      (212,153)        5.40
Exercised.........................................    (20,000)        8.00       (83,762)        1.15
                                                    ---------       ------    ----------       ------
Outstanding at December 31, 1996..................    312,236    $    9.44       550,294    $    2.40
                                                    ---------       ------    ----------       ------
                                                    ---------       ------    ----------       ------

    Of the options outstanding at December 31, 1994. 1995 and 1996 under the 1993 Stock Option Plan, options to purchase 80,218, 204,839 and 287,024 shares, respectively, were exercisable at weighted average prices of $7.46, $9.20 and $9.35 per share, respectively. Of the options outstanding at December 31, 1994, 1995, and 1996 under the Bell Option Plan, options to purchase 155,432, 413,990 and 337,482 shares, respectively, were exercisable at weighted average prices of $1.63, $2.53 and $2.98 per share, respectively.

    The following table summarizes information concerning currently outstanding and exercisable stock options for the 1993 Stock Option Plan as of December 31, 1996:

                                                              OPTIONS EXERCISABLE AT
                  OPTIONS OUTSTANDING AT DECEMBER 31, 1996
                  -----------------------------------------     DECEMBER 31, 1996
                                  WEIGHTED-                  ------------------------
                                   AVERAGE       WEIGHTED-                 WEIGHTED-
                                  REMAINING       AVERAGE                   AVERAGE
    RANGE OF        NUMBER       CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING       LIFE           PRICE     EXERCISABLE     PRICE
----------------  -----------  ---------------  -----------  -----------  -----------
 $6.00 to $8.00       60,000       2.4 years     $    6.00       60,000    $    6.00
  8.25 to 9.94        47,932       2.5                9.73       46,267         9.73
     10.25           150,000       3.7               10.25      150,000        10.25
 10.50 to 12.75       54,304       2.9               10.76       30,757        10.89
                  -----------                                -----------
                     312,236                                    287,024
                  -----------                                -----------
                  -----------                                -----------

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--STOCK OPTIONS: (CONTINUED)
    The following table summarizes information concerning currently outstanding and exercisable stock options for the Bell Option Plan as of December 31, 1996:

                                                              OPTIONS EXERCISABLE AT
                  OPTIONS OUTSTANDING AT DECEMBER 31, 1996
                  -----------------------------------------     DECEMBER 31, 1996
                                  WEIGHTED-                  ------------------------
                                   AVERAGE       WEIGHTED-                 WEIGHTED-
                                  REMAINING       AVERAGE                   AVERAGE
    RANGE OF        NUMBER       CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING       LIFE           PRICE     EXERCISABLE     PRICE
----------------  -----------  ---------------  -----------  -----------  -----------
     $1.15           427,283       5.4 years     $    1.15      214,705    $    1.15
      6.00           106,634       7.6                6.00      118,897         6.00
 10.25 to 12.00       16,377       3.8               11.50        3,880        11.98
                  -----------                                -----------
                     550,294                                    337,482
                  -----------                                -----------
                  -----------                                -----------

    The Company accounts for these plans under APB Opinion No. 25. Had compensation expense for these plans been determined consistent with SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts in the following table. Because the SFAS 123 method of accounting has not been applied to options prior to December 31, 1994, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

                                                                           YEARS ENDED DECEMBER
                                                                                   31,
                                                                           --------------------
                                                                             1995       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS,
                                                                                EXCEPT PER
                                                                               SHARE DATA)
Net (Loss)
  As Reported............................................................  $  (3,237) $  (9,997)
  Pro Forma..............................................................     (3,798)   (10,488)
Net (Loss) per Share
  As Reported............................................................       (.98)     (2.46)
  Pro Forma..............................................................      (1.15)     (2.58)

    The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                           1993 STOCK
                                                          OPTION PLAN             BELL OPTION PLAN
                                                    ------------------------  ------------------------
                                                       1995         1996         1995         1996
                                                    -----------  -----------  -----------  -----------
Risk free interest rates..........................       6.00%        6.00%        6.00%        6.00%
Expected dividend yield...........................       none         none         none         none
Expected lives....................................     4 yrs.       4 yrs.       4 yrs.       4 yrs.
Expected volatility...............................      56.20%       60.06%       55.13%       59.98%

    The weighted average grant date fair values of options granted under the 1993 Stock Option Plan during 1995 and 1996 were $5.13 and $5.35, respectively. The weighted average grant date fair values of options granted under the Bell Option Plan during 1995 and 1996 were $5.80 and $5.36, respectively.

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--LICENSES:

    CLIMATE CONTROLLED SEAT SYSTEM. In 1992, the Company obtained the worldwide license to manufacture and sell technology for a climate control seat system to individual automotive OEMs. Under the terms of the license agreement, royalties are payable based on cumulative net sales. The Company has recorded royalty expenses under this license agreement of $11,500, $20,800 and $8,500 in 1994, 1995 and 1996, respectively.

    RADAR SYSTEM. In January 1994, the Company entered into a license agreement for exclusive rights in certain automotive applications to certain radar technology. A licensing fee of $100,000 was paid in January 1994. Royalties are required to be paid based on cumulative net sales and are subject to minimum annual royalties beginning in 1995. The minimum royalty payments for 1995 and 1996 were $50,000 and $100,000, respectively, and were expensed as Research and Development.

    AUDIO NAVIGATION SYSTEM. The Company has licensed several technologies and map data sources in connection with its Interactive Voice Navigation System ("IVS") and is subject to royalty payments under each of these agreements. In May 1996, the Company entered into a revised worldwide, non-exclusive license, for the duration of the underlying patent, to manufacture and sell products incorporating certain voice-interface vehicle navigation technology and technology for recognizing spoken words. In connection with the license, the Company must pay royalties on net commercial sales of certain hardware (at 2%) and software (at 15%). The company is entitled to receive from the licensor a royalty on sales by the licensor of hardware (at 2%) and software (at 15%). The Company also licenses the right to use certain voice recognition technology under which a royalty is due based on the cumulative sales of hardware units. In addition, the Company uses certain geographic data bases for which it pays a fee based on each map area sold. There are no minimum royalties under these agreements. The Company has recorded, as Research and Development, royalty expenses under these license agreements of $50,000, $50,000 and $189,500 in 1994, 1995 and 1996, respectively.

NOTE 13--MAJOR CONTRACTS

    In December 1994, the Company entered into contracts with two Asian manufacturing companies to produce approximately 50 aluminum chassis passenger electric vehicle systems. These contracts, together with 1995 additions, are valued at approximately $9,600,000, of which the Company received $1,650,000 in 1994, $2,230,000 in 1995 and $4,193,000 in 1996. During 1996, the Company
experienced cost overruns on this contract caused by unanticipated design and development problems which resulted in a loss on the contract recorded in 1996 of approximately $1,900,000. For the years ended December 31, 1994, 1995 and 1996, the Company recognized revenue of $48,000, $4,040,000 and $5,328,000, respectively, from this contract. At December 31, 1995 and 1996, $209,000 and $872,000, respectively, are included in Unbilled Revenue representing amounts recognized as revenue for which billings had not been presented to the customer.

    In 1995, the Company completed development contracts related to specific engineering and tooling of the Company's audio navigation system.

NOTE 14--GRANTS:

    Grant funding received by the Company are essentially cost sharing arrangements whereby the Company obtains reimbursement from the funding source for a portion of direct costs and reimbursable

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--GRANTS: (CONTINUED)
administrative expenses incurred in managing specific programs related to the technologies utilized in the Company's products. The Company is obligated to provide specified services and to undertake specified activities under its arrangement with the funding sources for these programs.

    CALSTART, Inc. ("CALSTART"), a not-for-profit consortium of public and private entities (Note 15) was organized to support programs designed to promote the development of advanced transportation including the advancement of electric vehicles. CALSTART's support is primarily through the direct or indirect arrangement of grant funding for such programs. Since 1992, the Company has been selected by CALSTART to manage or co-manage several such programs. Revenues recognized from CALSTART related programs were $802,000, $2,198,000 and $840,000 during 1994, 1995 and 1996, respectively. The Company has also received grants from the California Energy Commission, the Federal Transit Administration and from the Southern California Air Quality Management District related to work on its electric vehicle and its climate control seat technology.

    As of December 31, 1996, the Company has recorded $275,000 relating to reimbursable costs incurred for which billings had not yet been presented to the funding agencies. The Company is entitled to obtain future reimbursement from its funding sources for up to $880,000 of direct costs and reimbursable administrative costs incurred in managing grant programs now in process, most of which are expected to be completed during 1997.

NOTE 15--COMMITMENTS AND CONTINGENCIES

    As of December 31, 1996, the Company had in effect compensation agreements with certain key employees, including each of the officers, which provide for annual compensation amounts, semi-annual increases in salary based upon the Consumer Price Index and annual increases based on merit. Several of these agreements also provide for bonuses based upon performance, and several include a guaranteed minimum bonus provision. These compensation agreements do not include an obligation of continued employment; however, bonuses based upon individual performance objectives achieved prior to termination would be payable to terminated employees.

    The Company's subleases its facility in Monrovia, California for $24,000 per month under an agreement which expires July 31, 1997. The Company also had a sublease agreement with CALSTART (Note 16) on a facility in Alameda, California, for approximately $11,000 per month which expired at December 31, 1996. The facility is now leased on a month to month basis for approximately $3,300 per month. Rent expense under all of the Company's operating leases was $202,000, $512,000, and $595,000 for 1994, 1995, and 1996, respectively.

    In December 1994, the Company entered into a 60-month capital lease contract for an IBM computer system with an implicit interest rate of 11.8% and, in July 1995, entered into a 36 month capital lease contract with an implicit interest rate of 19.7% for additional computer equipment. The future minimum annual commitments under capital leases for 1997, 1998 and 1999 are $22,000, $23,000 and $20,000, respectively.

    The Company is involved in various pending litigation arising out of the normal conduct of its business, including those relating to commercial transactions and contracts. In the opinion of management, based in part on the opinion of legal counsel, the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--RELATED PARTY TRANSACTIONS:

    Dr. Bell, the President and principal shareholder of the Company, co-founded CALSTART (Notes 14 and 15) in 1992, served as its interim President, and for the last four years has served on CALSTART's Board of Directors and is a member of its Executive Committee.

    The Company leased space from CALSTART from June 1992 until April 1994 at no charge, at which time the Company moved to its current facility. In December 1995, the Company signed a 13 month lease with CALSTART for a 24,000 square foot manufacturing and office facility located in Alameda, California for an advance payment of $450,000 and $11,000 per month (Note 15).

    At December 31, 1995 and 1996, the Company owed $150,000 and $73,000, respectively to CALSTART related to the lease, and CALSTART owed to the Company $135,000 and $343,000, respectively, relating primarily to amounts withheld from payments made by CALSTART under several grant programs which will be paid to the Company upon completion of the respective grant programs.

                                    AMERIGON

                             AMERIGON INCORPORATED

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                                 (IN THOUSANDS)

                                                 BALANCE AT    CHARGED TO     CHARGED TO    DEDUCTIONS
                                                  BEGINNING     COSTS AND        OTHER         FROM      BALANCE AT END
DESCRIPTION                                       OF PERIOD     EXPENSES       ACCOUNTS      RESERVES       OF PERIOD
-----------------------------------------------  -----------  -------------  -------------  -----------  ---------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 1994...................   $  --         $     100      $  --         $  --          $     100
Year Ended December 31, 1995...................         100            10         --               (10)           100
Year Ended December 31, 1996...................         100            80         --              (100)            80

ALLOWANCE FOR DEFERRED INCOME TAX ASSETS
Year Ended December 31, 1994...................       1,092         1,500         --            --              2,592
Year Ended December 31, 1995...................       2,592         1,327         --            --              3,919
Year Ended December 31, 1996...................       3,919         3,242         --            --              7,161

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERIGON INCORPORATED

                                          By:          /s/ LON E. BELL
                                            ------------------------------------

                                                    Lon E. Bell, Ph. D.

                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                 AND CHAIRMAN OF THE BOARD

                                                      March 28, 1997
                                          --------------------------------------

                                                          (Date)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                              CAPACITY                             DATE
------------------------------------------------------  --------------------------------------------------  -----------------


                   /s/ LON E. BELL                      President, Chief Executive Officer and Chairman of
     -------------------------------------------          the Board (Principal Executive Officer and         March 28, 1997
                 Lon E. Bell, Ph. D.                      Acting Principal Financial and Accounting
                                                          Officer)

                 /s/ JOSHUA M. NEWMAN                   Vice President of Corporate Development and
     -------------------------------------------          Planning, Secretary and Director                   March 28, 1997
                   Joshua M. Newman

                 /s/ ROY A. ANDERSON                    Director
     -------------------------------------------                                                             March 28, 1997
                   Roy A. Anderson

                 /s/ ROGER E. BATZEL                    Director
     -------------------------------------------                                                             March 28, 1997
                   Roger E. Batzel

                  /s/ JOHN W. CLARK                     Director
     -------------------------------------------                                                             March 28, 1997
                    John W. Clark

           /s/ A. STEPHENS HUTCHCRAFT, JR.              Director
     -------------------------------------------                                                             March 28, 1997
             A. Stephens Hutchcraft, Jr.

                /s/ MICHAEL R. PEEVEY                   Director
     -------------------------------------------                                                             March 28, 1997
                  Michael R. Peevey

                                                        Director
     -------------------------------------------                                                             March   , 1997
                Norman R. Prouty, Jr.