Form 10-K/A
period 1996-12-31
AMERIGON INC
filed 1997-05-06
CIK 903129

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  ____________


                                  FORM 10-K/A

                                 Amendment No. 1
                                       TO
                          ANNUAL AND TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1996

                        Commission file number 0-21810


                             AMERIGON INCORPORATED
______________________________________________________________________________
              (Exact name of registrant as specified in its charter)


              CALIFORNIA                                  95-4318554
______________________________________________  ______________________________
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)


 404 E. HUNTINGTON DRIVE, MONROVIA, CALIFORNIA                91016
______________________________________________  ______________________________
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code: (818) 932-1200

Securities registered pursuant to Section 12(b) of the Act:


   TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------           -----------------------------------------

          None
_________________________     _______________________________________________

_________________________     _______________________________________________

_________________________     _______________________________________________
Securities registered pursuant to Section 12(g) of the Act:


                   Class A Common Stock, no par value
______________________________________________________________________________
                             (Title of Class)

                             Class A Warrants
______________________________________________________________________________
                             (Title of Class)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES X      NO
                                                     --        --


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

    At March 24, 1997 the registrant had outstanding 12,542,500 shares of Class A Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

                                  PART III

     Part III of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997 is hereby amended and restated in its entirety to read as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the information contained under the captions entitled "Election of Directors," "Executive Officers and Significant Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1997 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference from the information contained under the captions entitled "Executive Compensation," "Option Grants During the Year Ended December 31, 1996," "Aggregate Option Exercises in the Year Ended December 31, 1996 and Year-End Values," "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information contained under the captions entitled "Principal Shareholders" and "Escrow Shares" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1997 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information contained under the captions entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1997 Annual Meeting of Shareholders.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMERIGON INCORPORATED


                                   By:           /s/ Lon E. Bell
                                       ---------------------------------------
                                                Lon E. Bell, Ph.D.
                                            CHAIRMAN OF THE BOARD AND
                                             CHIEF EXECUTIVE OFFICER

                                                  May 6, 1997
                                       ---------------------------------------
                                                     (Date)