Form 10-Q
period 1997-03-31
AMERIGON INC
filed 1997-05-15
CIK 903129

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from __________________ to ________________.

                          Commission File Number: 0 - 21810
                                                  ---------

                             AMERIGON INCORPORATED
                             ---------------------
               (Exact name of registrant as specified in its charter)

          California                                     95-4318554
---------------------------------------- --------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

     404 East Huntington Drive,
       Monrovia, California                              91016
---------------------------------------- --------------------------------------
(Address of principal executive offices)               (Zip Code)

          Registrant's telephone number, including area code: (818) 932-1200

-------------------------------------------------------------------------------
         (Former Name or Former Address, if Changed Since Last Report)

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

At May 9, 1997 the registrant had 12,542,500 shares of Class A Common Stock; no par value; no shares of Class B Common Stock, no par value; and no shares Preferred Stock, no par value, issued and outstanding.

                                       (1)

                                AMERIGON INCORPORATED

                                  TABLE OF CONTENTS




Part I.       FINANCIAL INFORMATION

    Item 1.   Condensed Financial Statements

              Condensed Balance Sheet                         3

              Condensed Statement of Operations               4

              Condensed Statement of Shareholders' Equity     5

              Condensed Statement of Cash Flows               6

              Notes to Condensed Financial Statements         7

    Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations 10

Part II.      OTHER INFORMATION                              14

              Signature                                      15

                                       (2)

                                AMERIGON INCORPORATED
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                CONDENSED BALANCE SHEET
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              December 31,     March 31,
                                                  1996            1997
                                            -------------------------------
                   ASSETS                                      (unaudited)
Current Assets:
    Cash and cash equivalents                      $203           $11,741

    Accounts receivable less allowance of $80     1,188             1,809
    Unbilled revenue                              1,157               242
    Inventories, primarily raw materials             20                20
    Prepaid expenses and other assets               744               215
                                            -------------------------------
    Total current assets                          3,312            14,027

Property and Equipment, net                         610               543

                                            -------------------------------
    Total Assets                                 $3,922           $14,570
                                            -------------------------------
                                            -------------------------------


            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                             $1,567              $509
    Deferred revenue                                154               239
    Accrued liabilities                             519               618
    Note payable to shareholder                     200                 -
    Bridge Notes and debentures payable           3,000                 -
    Bank loan payable                             1,187                 -
                                            -------------------------------
        Total current liabilities                 6,627             1,366
                                            -------------------------------

Long Term Portion of Lease Liability                 43                39
                                            -------------------------------
Shareholders' Equity:
    Preferred stock, no par value; 5,000,000
     shares authorized, none issued and
     outstanding
    Common stock:
      Class A -no par value; 40,000,000
       shares authorized, 9,542,500, and
       4,069,000 issued and outstanding at
       March 31, 1997 and December 31,
       1996, respectively (An additional
       3,000,000 shares held in escrow)          17,321            28,408
      Class B -no par value; 3,000,000
       shares authorized, none issued and
       outstanding
    Class A Warrants                                  -             6,767
    Contributed capital                           3,115             3,115
    Deficit accumulated during development
     stage                                      (23,184)          (25,125)
                                            -------------------------------
        Total shareholders' equity               (2,748)           13,165

                                            -------------------------------
        Total Liabilities and Shareholders'
         Equity                                  $3,922           $14,570
                                            -------------------------------
                                            -------------------------------

            See accompanying notes to the condensed financial statements.


                                         (3)

                                AMERIGON INCORPORATED
                           (A DEVELOPMENT STAGE ENTERPRISE)

                          CONDENSED STATEMENT OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            April 23, 1991
                                   Three Months               (inception)
                                  Ended March 31,             to March 31,
                                   1996     1997                  1997
                                  ---------------           --------------
                                    (unaudited)               (unaudited)
  Revenues:
    Development contracts and
     related grants               $3,054     $384               $16,313
    Grants                             -       12                 6,168
                                  ---------------           --------------
        Total revenues             3,054      396                22,481
                                  ---------------           --------------
  Costs And Expenses:
    Direct development contract
     and related grant costs       2,771      869                19,187
    Direct grant costs                 -       28                 4,760
    Research and development         384      256                 9,043
    Selling, general and
     administrative, including
     reimbursable expenses           555      794                14,581
                                  ---------------           --------------
    Total Costs and Expenses       3,710    1,947                47,571

  Operating Loss                    (656)  (1,551)              (25,090)

  Interest Income                     36       67                   633
  Interest Expense                     -     (117)                 (328)
                                  ---------------           --------------
  Loss Before Extraordinary
   Item                            ($620) ($1,601)             ($24,785)
  Extraordinary loss from
   extinguishment of
   indebtedness                        -     (340)                 (340)
                                  ---------------           --------------
  Net loss                         ($620) ($1,941)             ($25,125)
                                  ---------------           --------------
                                  ---------------           --------------

  Loss per share before
   extraordinary item             ($0.15)  ($0.25)
                                  ---------------
                                  ---------------

  Net loss per share              ($0.15)  ($0.30)
                                  ---------------
                                  ---------------

  Weighted average number of
   shares outstanding              4,050    6,488
                                  ---------------
                                  ---------------


      See accompanying notes to the condensed financial statements.

                                      (4)

                                AMERIGON INCORPORATED
                           (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                          Common Stock                                        Deficit
                                   Preferred      ---------------------------------                         Accumulated
                                      Stock          Class A            Class B                              During the
                                ---------------   ---------------   ---------------   Class A  Contributed  Development
                                Shares   Amount   Shares   Amount   Shares   Amount   Warrants   Capital       Stage      Total
                                ------   ------   ------   ------   ------   ------   -------- -----------  -----------  --------
Balance at April 23, 1991
 (Inception)                      -         -      1,000     $100      -        -        -          -            -         $100
 Contributed capital-founders'
  services provided without
  compensation                                                                                     $111                     111
Net loss                                                                                                       $(616)      (616)
                                ------   ------   ------  -------   ------   ------   -------- -----------  ----------- ---------
Balance at December 31, 1991      -         -      1,000      100      -        -        -          111         (616)       405
 Transfer of common stock to
  employee by principal
  shareholder for services                                                                          150                     150
 Contributed capital-founders'
  services provided without
  compensation                                                                                      189                     189
 Net loss                                                                                                     (1,459)    (1,459)
                                ------   ------   ------  -------   ------   ------   -------- -----------  ----------- ---------
Balance at December 31, 1992      -         -      1,000      100      -        -        -          450       (2,075)    (1,525)
 Issuance of common stock
  (public offering)                                2,300   11,534                                                        11,534
 Options granted by principal
  shareholder for services                                                                          549                     549
 Contribution of notes payable to
  contributed capital                                                                             2,102                   2,102
 Net loss                                                                                                     (3,640)    (3,640)
                                ------   ------   ------  -------   ------   ------   -------- -----------  ----------- ---------
Balance at December 31, 1993      -         -      3,300   11,634      -        -        -        3,101       (5,715)     9,020
 Compensation recorded for
  variable plan stock option                                                                          1                       1
 Net Loss                                                                                                     (4,235)    (4,235)
                                ------   ------   ------  -------   ------   ------   -------- -----------  ----------- ---------
Balance at December 31, 1994      -         -      3,300   11,634      -        -        -        3,102       (9,950)     4,786
 Private placement of common
  stock                                              750    5,636                                     1                   5,637
 Compensation recorded for
  variable plan stock option                                                                         12                      12
 Net loss                                                                                                     (3,237)    (3,237)
                                ------   ------   ------  -------   ------   ------   -------- -----------  ----------- ---------
Balance at December 31, 1995      -         -      4,050   17,270      -        -        -        3,115      (13,187)     7,198
 Exercise of stock options                            20      160                                                           160
 Repurchase of common stock                           (1)     (15)                                                          (15)
 Expenses of sale of stock                                    (94)                                                          (94)
 Net loss                                                                                                     (9,997)    (9,997)
                                ------   ------   ------  -------   ------   ------   -------- -----------  ----------- ---------
Balance at December 31, 1996      -        -       4,069   17,321     -        -          -       3,115      (23,184)    (2,748)
 Follow on Public Offering                         5,474   11,087                       6,617                            17,704
 Conversion of Bridge
  Debeuntures into Class A
  Warrants                                                                                150                               150
 Net loss                                                                                                     (1,941)    (1,941)
                                ------   ------   ------  -------   ------   ------   -------- -----------  ----------- ---------
Balance at March 31, 1997                          9,543  $28,408                      $6,767    $3,115     $(25,125)   $13,165

            See accompanying notes to the condensed financial statements.

                                       (5)

                                AMERIGON INCORPORATED
                           (A DEVELOPMENT STAGE ENTERPRISE)

                          CONDENSED STATEMENT OF CASH FLOWS

                                    (IN THOUSANDS)

                                                                                From
                                                                          April 23, 1991
                                                      Three Months        (inception) To
                                                     Ended March 31,         March 31,
                                                 1996             1997         1997
                                               -------------------------    -----------
                                                      (unaudited)           (unaudited)
Operating Activities:
 Net loss                                        ($620)       ($1,941)       ($25,125)
 Adjustments to reconcile net loss to
  cash used in operating activites:
  Depreciation and amortization                     90             97           1,009
  Provision for doubtful accounts                                                 190
  Stock option compensation                                                       712
  Contributed capital-founders'
   services provided without cash compensation                                    300
  Change in operating assets and liablilities:
    Accounts receivable                           (221)          (621)         (1,999)
    Unbilled revenue                            (1,816)           915            (242)
    Inventory                                        2                            (20)
    Deferred Contract Costs                       (550)                             -
    Prepaid expenses and other assets              134            529            (215)
    Accounts payable                               (62)        (1,058)            509
    Deferred revenue                                (7)            85             239
    Accrued liabilities                            (61)            99             618
                                               -------------------------    -----------
  Net cash used in operating activities         (3,111)        (1,895)        (24,024)
                                               -------------------------    -----------
Investing Activities:
 Purchase of property and equipment               (148)           (30)         (1,474)
 Short term investments
                                               -------------------------    -----------
  Net cash used in investing activities           (148)           (30)         (1,474)
                                               -------------------------    -----------
Financing Activities:
 Proceeds (expenses) from sale of common
  stock and warrants, net                          (94)         17,704         34,881
 Proceeds from exercise of stock options                                          160
 Repurchase of common stock                                                       (15)
 Borrowing under line of credit                                                 6,280
 Repayment of line of credit                                    (1,187)        (6,280)
 Repayment of capital lease                         (4)             (4)           (39)
 Proceeds from Bridge Financing                                                 3,000
 Repayment of Bridge Financing                                  (2,850)        (2,850)
 Proceeds from notes payable to shareholder                        250            450
 Repayment of notes payable to shareholder                        (450)          (450)
 Notes payable to shareholders contributed
  to Capital                                                                    2,102
                                               -------------------------    -----------
  Net cash (used in) provided by financing
   activities                                      (98)         13,463         37,239
                                               -------------------------    -----------

  Net (decrease) increase in cash and cash
   equivalents                                  (3,357)         11,538         11,741
  Cash and cash equivalents at beginning of
   period                                        4,486             203              -
                                               -------------------------    -----------
  Cash and cash equivalents at end of period    $1,129         $11,741        $11,741
                                               -------------------------    -----------
                                               -------------------------    -----------

  Supplemental Disclosure of Cash Flow
   Information:
    Cash paid for:
      Interest                                       -            $113           $271
                                               -------------------------    -----------
                                               -------------------------    -----------
  Supplemental Disclosure of NonCash
   Transaction:
    Conversion of Bridge Debentures into
     warrants                                        -            $150           $150
                                               -------------------------    -----------
                                               -------------------------    -----------

        See accompanying notes to the condensed financial statements.


                                         (6)

                                AMERIGON INCORPORATED
                           (A DEVELOPMENT STAGE ENTERPRISE)
                       NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY:

     Amerigon Incorporated (the "Company") is a development stage enterprise, which was incorporated in California on April 23, 1991 primarily to develop, manufacture and market proprietary, high technology automotive components and systems for gasoline-powered and electric vehicles.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF CERTAIN ACCOUNTING POLICIES:

    The accompanying condensed balance sheet as of March 31, 1997 and the condensed statements of operations, shareholders' equity and cash flows for the three months ended March 31, 1997 and for the period from April 23, 1991 (inception) to March 31, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

    DEVELOPMENT CONTRACT REVENUES AND RELATED GRANTS. The Company has entered into a number of fixed price contracts under which revenue is recognized using the percentage of completion method, or in the case of short duration contracts, when the prototype or services are delivered.
Development contract revenues earned are recorded on the balance sheet as Unbilled Revenue until billed. The Company has received government grants, which parallel one of its development contracts. These grants are included in development contract and related grant revenues.

    GRANT REVENUES. Revenue from government agency grants and other sources pursuant to cost-sharing arrangements is recognized when reimbursable costs have been incurred. Grant revenues earned are recorded on the balance sheet as Unbilled Revenue until billed.

                                       (7)

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

NOTE 4 - ESCROW AGREEMENT:

    Prior to the effective date of the June 1993 initial public offering, 3,000,000 shares of the Company's Class A Common Stock ("Escrowed Contingent Shares") were deposited into escrow by the then existing shareholders in proportion to their then current holdings. These shares are not transferable (but may be voted) and will be released from escrow in the event the Company attains certain pre-tax earnings levels during the period through December 31, 1998.

    The Company expects that the release of the Escrowed Contingent Shares, if any, will be deemed compensatory and, accordingly, will result in charges to earnings equal to the fair market value of the Escrowed Contingent Shares recorded ratably over the period beginning on the date when management determines that any of the specified events are probable of being attained and ending on the date on which the Escrowed Contingent Shares are released. At the time a goal is attained, previously unrecognized compensation expense will be adjusted by a one-time charge based on the then fair market value of the shares released from Escrow. Such charges could substantially reduce the Company's net income or increase the Company's loss for financial reporting purposes in the periods such charges are recorded. The specified events are not considered probable of attainment at this time.

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

NOTE 5 - 1997 PUBLIC STOCK OFFERING:

    On February 18, 1997, the Company completed an offering of 17,000 Units, each consisting of 280 shares of Class A Common Stock and 280 Class A Warrants to purchase, at $5.00 per share, an equal number of shares of Class A Common Stock. Proceeds to the Company, net of the underwriter's fees and commissions and expenses of the Offering, were approximately $15,300,000. In addition, on March 7, 1997, the underwriter exercised an option to purchase an additional 2,550 Units to cover over-allotments. Additional proceeds from the sale of the Units pursuant to the underwriter's exercise of the over-allotment option, net of the underwriter's fees and commissions and all expenses, were approximately $2,400,000. (Hereinafter, the Company's offering of a total of 19,550 Units as described above is collectively referred to as the "1997 Public Offering.")

                                       (8)

NOTE 6 - EXTRAORDINARY LOSS ON EXTINGUISHMENT OF INDEBTEDNESS:

    On October 31, 1996, the Company completed a private placement (the "1996 Bridge Financing") of 60 bridge units (each a "Bridge Unit"), each consisting of one $47,500 principal amount 10% unsecured promissory note made by the Company (each a "Bridge Note") and one $2,500 principal amount 10% convertible subordinated debenture (each a "Bridge Debenture"). Upon the completion of the 1997 Public Offering, the Bridge Notes were repaid and the Bridge Debentures were converted into a total of 1,620,000 warrants to purchase Class A Common Stock. In the First Quarter of 1997, the Company recorded a non-cash charge resulting from the elimination of the remaining unamortized portion of the deferred debt issuance costs totaling approximately $340,000.

NOTE 7 - STOCK WARRANTS:

    In connection with the 1997 Public Offering, the Company issued 4,760,000 Class A Warrants to purchase Class A Common Stock. Each Class A Warrant entitles the registered holder thereof to purchase, at any time until February 12, 2002, one share of the Company's Class A Common Stock at an exercise price of $5.00, subject to adjustment. In addition, on March 7, 1997, the underwriter exercised an over-allotment option which resulted in the issuance of an additional 714,000 Class A Warrants.

                                       (9)

PART 1

                                        ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

     REVENUES. Revenues for the three months ended March 31, 1997 ("First Quarter 1997") were $396,000 as compared with revenues of $3,054,000 in the three months ended March 31, 1996 ("First Quarter 1996"). Approximately $83,000 of First Quarter 1997 revenue related to a single electric vehicle development contract and related grants, which was a decrease of approximately $2,183,000 compared to the corresponding amount attributable to such contract and grants in First Quarter 1996. The decrease in development contract and related grant revenues was due principally to the fact that the Company substantially completed its major electric vehicle development contract with Samsung Heavy Industries Co., Ltd. in 1996 and did not obtain any comparable replacement development contracts during First Quarter 1997. The percentage of completion method of accounting is used for this contract and, accordingly, revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Revenues and gross profit are recognized prospectively after taking into account revisions in estimated total contract costs and contract values, and estimated losses are recorded when identified. Grant revenue is recorded when reimbursable costs are incurred. No replacement for the Samsung contract is currently scheduled to follow or expected to be obtained.

     All other development contract revenue (relating to the Company's climate controlled seats, radar and IVS-TM- products) increased to $301,000 in First Quarter 1997, an increase of $19,000, or approximately 6.7%, from the $282,000 in such revenue recorded for First Quarter 1996. The increase in First Quarter 1997 principally reflects the Company's completion of work on several development contracts relating to the climate controlled seats, radar products and IVS-TM-. As of March 31, 1997, the Company had only minor development contracts in place, under which a total of not more than approximately $317,000 potentially remains to be earned by the Company (although no assurance can be given that all or any portion of such amount will ultimately be earned or received).

     During First Quarter 1997, development continued on the climate control seat systems and the radar systems, which was funded in part by development contracts. The revenues recognized for the development of the climate control seat and radar systems, and for the development contract and sales of interactive voice navigation systems ("IVS-TM-") in First Quarter 1997, was $301,000 compared to $282,000 in First Quarter 1996. Demand for the IVS-TM-product continues to be weak. The Company has previously announced that it has entered into a conditional letter of intent with Yazaki Corporation and Technology Strategies and Alliances to form a joint venture to develop and market the IVS-TM- product in the automotive aftermarket.
(See the Company's Annual Report on Form 10-K for the year ended December
31, 1996 for further information.)

     Grant revenues from activities not related to development contracts totaled $12,000 in First Quarter 1997. There were no grant activities in First Quarter 1996 related to the Company's other products. The Company does not obtain grants on a regular basis, and those grants that are obtained vary as to amount and as to the nature and duration of the work (and type of product) covered. As of March 31, 1997, no more than approximately $615,000 remained to be earned under existing grants (although no assurance can be given that all or any portion will of such amount will ultimately be earned or received). The Company has previously announced its intention to reduce its efforts to obtain new grants and to focus on working toward production contracts for climate controlled seats and radar sensor systems.


                                       (10)

     DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs decreased to $869,000 in First Quarter 1997 compared to $2,771,000 in First Quarter 1996. Included in these costs are costs related to commercial sales of IVS-TM- products totaling $5,000 in First Quarter 1997 and $221,000 in First Quarter 1996. Direct development contract and related grant costs decreased significantly in First Quarter 1997 relative to First Quarter 1996 due to the decreased activity in the Company's electric vehicle program, as discussed above.

     DIRECT GRANT COSTS. Direct grant costs were $28,000 in First Quarter 1997. There were no direct grant costs in First Quarter 1996. These costs are related to the projects for which grant revenues are reported. The Company anticipates that direct grant costs will decrease during the remainder of 1997 as the Company completes work on the remaining active grants and focuses its efforts on working toward production contracts for climate controlled seats and radar sensor systems. The Company anticipates that certain of these grant costs will be reimbursable to the Company during the remainder of 1997 as the Company achieves certain billing milestones under the respective grants.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $256,000 in First Quarter 1997 from $384,000 in First Quarter 1996. These expenses represent research and development expenses for which no development contract or grant funding has been obtained. Expenses of research and development projects that are specifically funded by development contracts from customers are classified under direct development contract and related grant costs of direct grant costs. Due to the Company's significant cash shortfalls at the beginning of First Quarter 1997, the Company was constrained in its ability to undertake research and development activities. Research and development activities are expected to increase in Second Quarter 1997 as the Company's ability to finance such activities has improved since the completion of the 1997 Public Offering. The Company's research and development expenses fluctuate significantly from period to period, due to both changing levels of activity and changes in the amount of such activities that are covered by customer contracts or grants. Where possible, the Company seeks funding from third parties for its research and development activities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased to $794,000 in First Quarter 1997 compared to $555,000 in First Quarter 1996. The increase in First Quarter 1997 was due principally to the fact that fewer SG&A expenses were allocated to development contracts. Direct and indirect overhead expenses included in SG&A that are associated with development contracts are allocated to such contracts. As the Company has not obtained any replacement development contracts, the Company anticipates that SG&A expenses may continue to increase in 1997.

     INTEREST EXPENSE.   The interest expense in First Quarter 1997 was related
to the bank line of credit obtained to finance work on the Samsung electric vehicle contract, the 1996 Bridge Financing, and loans from the Company's Chief Executive Officer and principal shareholder. There were no such loans in First Quarter 1996. Interest income increased to $67,000 in First Quarter 1997 from $36,000 in First Quarter 1996, reflecting higher cash balances upon the completion of the 1997 Public Offering. Net interest income (loss) during First Quarter 1997 was ($50,000) compared with $36,000 in First Quarter 1996.

                                       (11)

     EXTRAORDINARY ITEM.   Extraordinary loss on extinguishment of debt was
$340,000 in First Quarter 1997. These expenses were related to the elimination of the remaining unamortized portion of the deferred 1996 Bridge Financing costs.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had working capital of $12,661,000. In First Quarter 1997, the Company completed the 1997 Public Offering and raised approximately $17,700,000 of net proceeds. Approximately $4,100,000 of such proceeds were used in part to pay off most of the Company's indebtedness, including a bank line of credit, which was terminated effective February 18, 1997. The Company's principal sources of operating capital have been the proceeds of its various financing transactions and, to a lesser extent, revenues from grants, development contacts and the sales of prototype to customers. As of March 31, 1997, the Company had approximately $11,247,000 in remaining proceeds from the 1997 Public Offering. Other than such remaining Offering proceeds, the Company has virtually no sources of liquidity.

     Cash and cash equivalents increased by $11,538,000 during First Quarter 1997. Operating activities used $1,895,000, which primarily as a result of the operating loss of $1,941,000. Reductions in unbilled revenues of $915,000 (related to billings under the electric vehicle program) and in prepaid expenses and other assets of $529,000, together with increases in deferred revenue and accrued liabilities of $184,000 were offset by the decrease in accounts payable of $1,058,000, the increase in accounts receivable of $621,000 and the other uses of cash for operating activities. Investing activities used $30,000 related to the purchase of property and equipment.

     Financing activities provided $13,463,000 of which approximately $17,704,000 was from the 1997 Public Offering. $1,187,000 was used for the repayment of the bank line of credit, $2,850,000 was used for repayment of the 1996 Bridge Financing, and $450,000 was used for repayment of loans from the Company's Chief Executive Officer and principal shareholder.

     The Company expects to incur losses for the foreseeable future due to the continuing cost of its product development and marketing activities. To fund its operations, the Company will continue to need cash from financing sources unless and until such time as sufficient profitable production contracts are obtained. Unless the Company obtained one or more additional significant development contracts or grants (as to which there can be no assurance), the Company would not be able to obtain bank financing to fund its operations. Moreover, even if such additional development contracts are obtained, there still cannot be any assurance that the Company would be able to obtain bank financing on terms affordable to the Company or on any terms. Cash inflows during the development and early stage production period are dependent upon achieving certain billing milestones under existing development contracts and grants, and on obtaining new production and/or development contracts. Cash outflows are dependent upon the level and timing

                                       (12)
of production and/or development work and the amount of research and development and overhead expenses. Cash inflows must be supplemented by cash from debt and/or equity financing, the availability of which can not be assured.

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

                                       (13)

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.  Exhibits

              10.1 Letter of Intent, together with Addendum thereto, among the Company, Yazaki Corporation, and Technology Strategies and Alliances
                27 Financial Data Schedule


          b.  Reports on Form 8-K

              The Company filed a Current Report on Form 8-K dated January 31, 1997 reporting information under Item 5.

                                       (14)

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Amerigon Incorporated
                                     ---------------------
                                     Registrant

Date:  May 14, 1997                   /s/  Lon E. Bell
                                     ----------------
                                     Lon E. Bell
                                     Chief Executive Officer
                                     and Chairman of the Board
                                     and Acting Principal Financial
                                     and Accounting Officer