Form 10-Q
period 1997-06-30
AMERIGON INC
filed 1997-08-13
CIK 903129

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE

                  For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to ________________.

                      Commission File Number: 0 - 21810

                           AMERIGON INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                95-4318554
--------------------------------       ------------------------------------
 State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

5462 Irwindale Avenue, Irwindale, California           91706
--------------------------------------------        -------------
(Address of principal executive offices)             (Zip Code)

    Registrant's telephone number, including area code: (626) 815-7400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X  No
                                                ---    ---

At August 4, 1997 the registrant had 12,542,500 shares of Class A Common Stock, no par value; no shares of Class B Common Stock, no par value; and no shares Preferred Stock, no par value, issued and outstanding.


                                    (1)

                           AMERIGON INCORPORATED

                             TABLE OF CONTENTS

Part I.       FINANCIAL INFORMATION

    Item 1.   Condensed Financial Statements

              Condensed Balance Sheet                                         3

              Condensed Statement of Operations                               4

              Condensed Statement of Cash Flows                               5

              Notes to Condensed Financial Statements                         6

    Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  8

Part II.      OTHER INFORMATION                                              13

              Item 4.   Submission of Matters to a Vote of Security Holders

              Item 6.   Exhibits and Reports on Form 8-K

              Signature                                                      15




                                       (2)

PART I.

                             ITEM 1. FINANCIAL STATEMENTS
                                AMERIGON INCORPORATED
                           (A Development Stage Enterprise)

                              CONDENSED BALANCE SHEET
                         (In thousands, except share data)


                                                      December 31,    June 30,
                                                          1996          1997
                                                      ------------  -----------
                                                                    (unaudited)
                        ASSETS

Current Assets:
  Cash & cash equivalents                                  $    203   $  9,181
  Short term investments                                          -      1,321
  Accounts receivable less allowance of $80                   1,188        662
  Unbilled revenue                                            1,157        200
  Inventory, primarily raw materials                             20         20
  Prepaid expenses and other assets                             744        317
                                                           --------   --------
      Total current assets                                    3,312     11,701

Property and equipment, net                                     610        528

                                                           --------   --------
      Total Assets                                         $  3,922   $ 12,229
                                                           --------   --------
                                                           --------   --------

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                         $  1,567   $    366
  Deferred revenue                                              154        159
  Accrued liabilities                                           519      1,138
  Note payable to shareholder                                   200          -
  Bridge Notes and debentures payable                         3,000          -
  Bank loan payable                                           1,187          -
                                                           --------   --------
      Total current liabilities                               6,627      1,663
                                                           --------   --------

Long-term portion of capital lease                               43         34
                                                           --------   --------

Shareholders' Equity:
  Preferred stock, no par value; 5,000,000 shares
       authorized, none issued and outstanding
  Common stock;
      Class A - no par value; 40,000,000 shares
       authorized, 9,542,000 and 4,069,000 issued and
       outstanding at June 30, 1997 and December 31,
       1996, respectively (An additional 3,000,000
       shares held in escrow)                                17,321     28,148
      Class B - no par value; 3,000,000 shares
       authorized, none issued and outstanding
  Class A Warrants                                                -      6,767
  Contributed capital                                         3,115      3,115
  Deficit accumulated during development stage              (23,184)   (27,498)
                                                           --------   --------
      Total shareholders' equity (deficit)                   (2,748)    10,532

                                                           --------   --------
      Total Liabilities and Shareholders' Equity           $  3,922   $ 12,229
                                                           --------   --------
                                                           --------   --------


                                     (3)

                                AMERIGON INCORPORATED
                           (A Development Stage Enterprise)

                           CONDENSED STATEMENT OF OPERATIONS
                         (In thousands, except per share data)

                                                                                             From
                                                                                        April 23, 1991
                                                   Three Months         Six Months        (inception)
                                                  Ended June 30,      Ended June 30,      to June 30,
                                                  1996      1997      1996      1997         1997
                                                ------------------  ------------------  --------------
                                                   (unaudited)         (unaudited)        (unaudited)
Revenues:
  Development contracts and
    related grants                                $1,560    $  350    $4,614    $  734     $16,663
  Grants                                               -         -         -        12       6,168
                                                ------------------  ------------------  --------------
      Total Revenue                                1,560       350     4,614       746      22,831
                                                ------------------  ------------------  --------------

Costs and Expenses:
  Direct development contract and
    related grant costs                            4,804     1,020     7,575     1,889      20,207
  Direct grant costs                                   -         -         -        28       4,760
  Research and development                           615       456       999       712       9,499
  Selling, general and administrative,
    including reimbursable expenses                  705     1,395     1,260     2,189      15,976
                                                ------------------  ------------------  --------------
      Total Costs and Expenses                     6,124     2,871     9,834     4,818      50,442

                                                ------------------  ------------------  --------------
Operating Loss                                    (4,564)   (2,521)   (5,220)   (4,072)    (27,611)

Interest income                                        5       148        41       215         781
Interest expense                                       -         -         -      (117)       (328)

                                                ------------------  ------------------  --------------
Loss before extraordinary item                   ($4,559)  ($2,373)  ($5,179)  ($3,974)   ($27,158)
Extraordinary loss from extinguishment
  of indebtedness                                      -         -         -      (340)       (340)
                                                ------------------  ------------------  --------------
Net loss                                         ($4,559)  ($2,373)  ($5,179)  ($4,314)   ($27,498)
                                                ------------------  ------------------  --------------
                                                ------------------  ------------------  --------------

Loss per share before extraordinary item          ($1.12)   ($0.25)   ($1.28)   ($0.50)
                                                ------------------  ------------------
                                                ------------------  ------------------

Net loss per share                                ($1.12)   ($0.25)   ($1.28)   ($0.54)
                                                ------------------  ------------------
                                                ------------------  ------------------

Weighted average number of shares outstanding      4,063     9,543     4,056     8,024
                                                ------------------  ------------------
                                                ------------------  ------------------

                See accompanying notes to the condensed financial statements


                                       (4)

                                           AMERIGON INCORPORATED
                                     (A Development Stage Enterprise)

                                     CONDENSED STATEMENT OF CASH FLOW
                                              (In thousands)

                                                                                         From
                                                                                     April 23, 1991
                                                                 Six Months          (inception) to
                                                                Ended June 30,          June 30
                                                             1996          1997           1997
                                                           ---------------------      -----------
                                                                (unaudited)           (unaudited)
Operating Activities:
  Net loss                                                 ($5,179)       (4,314)     ($27,498)
  Adjustments to reconcile net loss to
      cash used in operating activities:
    Depreciation and amortization                              166           195         1,107
    Provision for doubtful accounts                              -             -           190
    Stock option compensation                                    -             -           712
    Contributed capital-founders'
      services without cash compensation                         -             -           300
    Change in operating assets and liabilities:
        Accounts receivable                                 (1,941)          526          (852)
        Unbilled revenue                                    (1,234)          957          (200)
        Inventory                                              102             -           (20)
        Deferred Contract Costs                               (700)            -             -
        Prepaid expenses and other assets                      215           427          (317)
        Accounts payable                                      (251)       (1,201)          366
        Deferred revenue                                        67             5           159
        Accrued liabilities                                     89           619         1,138
        Accrued excess contract costs                        1,355             -             -
                                                           ---------------------      -----------
      Net cash used in operating activities                 (7,311)       (2,786)      (24,915)
                                                           ---------------------      -----------

Investing Activities:
    Purchase of property and equipment                        (173)         (113)       (1,557)
    Short term investments                                       -        (1,321)       (1,321)
                                                           ---------------------      -----------
      Net cash used in investing activities                   (173)       (1,434)       (2,878)
                                                           ---------------------      -----------

Financing Activities:
    Proceeds (expenses) from sales of common
      stock and warrants, net                                   51        17,444        34,621
    Proceeds from exercise of stock options                      -             -           160
    Repurchase of common stock                                   -             -           (15)
    Borrowing under line of credit                           3,400             -         6,280
    Repayment of line of credit                               (241)       (1,187)       (6,280)
    Repayment of capital lease                                  (8)           (9)          (44)
    Proceeds from Bridge Financing                               -             -         3,000
    Repayment of Bridge Financing                                -        (2,850)       (2,850)
    Proceeds of notes payable to shareholder                     -           250           450
    Repayment of notes payable to shareholder                    -          (450)         (450)
    Notes payable to shareholders contributed to Capital                       -         2,102
                                                           ---------------------      -----------
      Net cash provided by financing activities              3,202        13,198        36,974
                                                           ---------------------      -----------

      Net increase (decrease) in cash and cash equivalents  (4,282)        8,978         9,181

      Cash and cash equivalents at beginning of period       4,486           203             -
                                                           ---------------------      -----------
      Cash and cash equivalents at end of period              $204        $9,181        $9,181
                                                           ---------------------      -----------
                                                           ---------------------      -----------

Supplemental Disclosure of Cash Flow Information:
  Cash paid for:
    Interest                                                     -          $120          $278
                                                           ---------------------      -----------
                                                           ---------------------      -----------

Supplemental Disclosure of Non-Cash Transaction:
  Conversion of Bridge Debentures into warrants                  -          $150          $150
                                                           ---------------------      -----------
                                                           ---------------------      -----------

              See accompanying notes to the condensed financial statements

                                       (5)

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF CERTAIN ACCOUNTING POLICIES:

    The accompanying condensed balance sheet as of June 30, 1997 and the condensed statements of operations and cash flows for the six months ended June 30, 1997 and for the period from April 23, 1991 (inception) to June 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

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


                                    (6)

NOTE 3 - NET LOSS PER SHARE:

    The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Excluded from this calculation are the 3,000,000 Escrowed Contingent Shares. Common stock equivalents (stock options and stock warrants) are anti-dilutive in both periods and are excluded from the net loss per share calculation.










                                    (7)

PART 1

                                  ITEM 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

    REVENUES. Revenues for the three months ended June 30, 1997 ("Second Quarter 1997") were $350,000 as compared with revenues of $1,560,000 in the three months ended June 30, 1996 ("Second Quarter 1996"). Approximately $150,000 of Second Quarter 1997 revenue related to a single electric vehicle development contract and related grants, which was a decrease of approximately $1,010,000 compared to the corresponding amount attributable to such contract and grants in Second Quarter 1996. The decrease in development contract and related grant revenues was due principally to the fact that the Company had completed its major electric vehicle development contract with Samsung Heavy Industries Co., Ltd. and did not obtain any comparable replacement development contracts during the Second Quarter 1997. No replacement for the Samsung contract is currently scheduled to follow or expected to be obtained.

    All other development contract revenue (relating to the Company's climate controlled seats, radar, and IVS-TM- interactive voice system products) decreased to $200,000 in Second Quarter 1997, a decrease of $200,000, or approximately 50%, from the $400,000 in such revenue recorded for Second Quarter 1996. The decrease in Second Quarter 1997 principally reflects that the Company did not receive any replacement orders for its IVS-TM- products. As of June 30, 1997, the Company had only minor development contracts in place, under which a total of not more than approximately $159,000 potentially remains to be earned by the Company (although no assurance can be given that all or any portion of such amount will ultimately be earned or received). The Company does not intend to pursue any additional significant grants or development contracts.

    In July 1997, the Company entered into a definitive joint venture agreement with Yazaki Corporation, a Japanese company, pursuant to which IVS, Inc., a newly formed joint venture company incorporated in California, is to develop and market IVS-TM- products in the automotive aftermarket. Under the terms of the joint venture agreement, the Company assigned to IVS, Inc. all of its assets relating to IVS-TM-, including transferable licenses, designs and know-how, as well as certain equipment and IVS-TM- inventory. Yazaki acquired a majority interest in IVS, Inc., with the Company retaining a minority interest in such joint venture. The joint venture agreement contemplates that Yazaki will provide the capital necessary to fund IVS, Inc.'s business strategy. Other than its minority equity interest in IVS, Inc. (which will be accounted for under the equity method), the Company has no further continuing interest in the IVS-TM-technology or products.

                                     (8)

    The Company intends to focus its efforts on developing its core products and technologies (the climate controlled seats and radar based sensing devices), developing the manufacturing capability for such products and bringing them to market as rapidly as possible. Because of the current development focus, the transfer of the IVS-TM- technology and products to IVS, Inc. and the decision not to pursue actively any more significant grants or development contracts, the Company expects that revenues for the foreseeable future will be significantly less than in prior periods.

    DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs decreased to $1,020,000 in the Second Quarter 1997 compared to $4,804,000 in the Second Quarter 1996 primarily due to the decreased activity in the Company's electric vehicle program. Included in these costs are costs related to commercial sales of IVS-TM- products totaling $5,000 in Second Quarter 1997 and $241,000 in Second Quarter 1996. Due to the divestiture of the IVS-TM- product line and the absence of material development contracts, these expenses will be significantly lower in future periods.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $456,000 in Second Quarter 1997 from $615,000 in Second Quarter 1996. The decrease in Second Quarter 1997 was due to lower levels of research and development activity on the Company's climate controlled seat and radar sensor systems. Also, during the Second Quarter 1997, higher level of expenditures on the climate controlled seat was funded by customers; these expenses are classified as direct development contract or direct grant costs. The Company's research and development expenses fluctuate significantly from period to period, due to both changing levels of activity and changes in the amount of such activities that are covered by customer contracts or grants. Where possible, the Company seeks funding from third parties for its research and development activities. As the Company begins to focus on the development of its core products, these expenses can be expected to increase in future periods.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased to $1,395,000 in Second Quarter 1997 compared to $705,000 in Second Quarter 1996. The increase in Second Quarter 1997 was due to the fact that fewer SG&A expenses were allocated to development contracts. The Company also incurred cost of approximately $386,000 related to the IVS-TM- and electric vehicle ("REVA") joint venture. Direct and indirect overhead expenses included in SG&A that are associated with development contracts are allocated to such contracts. As the Company has not obtained and is not actively pursuing any replacement development contracts, the Company anticipates that SG&A expenses may continue to increase in 1997. The Company also expects SG&A expenses to increase as it hires additional employees in connection with the development of radar products and the development, marketing and manufacturing of climate controlled seats.

SIX MONTHS 1997 COMPARED WITH SIX MONTHS 1996

    REVENUES. Revenues for the six months ended June 30, 1997 ("1997") were $746,000 as compared with revenues of $4,614,000 in the six months ended June 30, 1996 ("1996"). Approximately $233,000 of 1997 revenue relates to a major development contract and related


                                     (9)
grants associated with the Company's electric vehicle program, which represents a decrease of approximately $2,177,000 for the same period in 1996. The decrease in development contract and related grant revenues was due principally to the fact that the Company had completed its major electric vehicle development contract with Samsung Heavy Industries Co., Ltd. in 1996 and did not obtain any comparable replacement development contracts during 1997.

    All other development contract revenue (relating to the Company's climate controlled seats, radar, and IVS-TM- products) decreased to $501,000 in 1997, a decrease of $189,000, or approximately 27.4%, from the $690,000 in such revenue recorded for 1996. The decrease in 1997 principally reflects the lack of commercial sales of IVS-TM- products.

    Grant Revenues from activities not related to development contracts totaled $12,000 in 1997. There were no grant activities in 1996 related to the Company's other products. The Company does not obtain grants on a regular basis, and those grants that are obtained vary as to amount and as to the nature and duration of the work (and type of product) covered. As of June 30, 1997, no more than approximately $329,000 remained to be earned under existing grants (although no assurance can be given that all or any portion will ultimately be earned or received). The Company has previously announced its intention to reduce its efforts to obtain new grants and to focus on working toward production contracts for climate controlled seats and radar sensor systems.

    DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs decreased to $1,889,000 in 1997 compared to $7,575,000 in 1996. Direct development contract and related grant costs decreased significantly in 1997 relative to 1996 due to the decreased activity in the Company's electric vehicle program, as discussed above. Included in these costs are costs related to commercial sales of IVS-TM- products totaling $10,000 in 1997 and $448,000 in 1996.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $712,000 in 1997 from $999,000 in 1996 for the same reasons given for the quarter.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased to $2,189,000 in 1997 compared to $1,260,000 in 1996. Direct and indirect overhead expenses included in SG&A which are associated with development contracts are allocated to such contracts. As a result of the decreased activity as discussed under "Revenues," fewer of such expenses were allocated to development contracts in 1997.

    INTEREST EXPENSE. The interest expense in 1997 was related to the bank line of credit obtained to finance work on the Samsung electric vehicle contract, the 1996 Bridge Financing, and loans from the Company's Chief Executive Officer and principal shareholder. There were no such loans in 1996. Interest income increased to $215,000 in 1997 from $41,000 in 1996 due to an increase in cash related to the 1997 Public Offering. Net interest income in 1997 was $98,000 compared with $41,000 in 1996.


                                       (10)

    EXTRAORDINAY ITEM. Extraordinary loss on extinguishment of debt was $340,000 in 1997. These expenses were related to the elimination of the remaining unamortized portion of the deferred 1996 Bridge Financing costs.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, the Company had working capital of $10,038,000. The Company's principal sources of operating capital have been the proceeds of its various financing transactions and, to a lesser extent, revenues from grants, development contracts and sale of prototypes to customers.

    Cash and cash equivalents increased by $9,181,000 in 1997 due to the sale of securities in a public offering in February 1997 (the "1997 Public Offering"). Operating activities used $2,786,000, which was primarily a result of the operating loss of $4,314,000 somewhat offset by reductions in unbilled revenues of $957,000 (related to billings under the electric vehicle program), reductions in accounts receivable of $526,000, and in prepaid expenses and other assets of $427,000, together with increases in deferred revenue and accrued liabilities of $624,000. These increases in working capital were offset by a decrease in accounts payable of $1,201,000. Investing activities used $1,434,000, of which $113,000 was related to the purchase of property and equipment and $1,321,000 was related to the purchase of Treasury Bills.

    Financing activities provided $13,198,000 of which approximately $17,444,000 was from the 1997 Public Offering. $1,187,000 was used for the repayment of the bank line of credit, $2,850,000 was used for repayment of the 1996 Bridge Financing, and $450,000 was used for repayment of loans from the Company's Chief Executive Officer and principal shareholder.

    The Company expects to incur losses for the foreseeable future due to the continuing cost of its product development and marketing activities. To fund its operations, the Company will use current cash and investments, but will need additional cash from financing sources before the Company can achieve profitability from its operations. There can be no assurance that profitability can be achieved in the future. The Company's focus is to work to bring products to market and achieve revenues based upon its available resources. In the case of products for which the Company does not have sufficient resources to bring to market, the Company will continue its program to divest itself of such assets or businesses. As such, as has been previously mentioned, the Company has completed a definitive joint venture agreement with Yazaki Corporation for the IVS-TM- business and is now striving to accomplish a similar strategic venture with the Company's electric vehicle program. The Company believes these actions will better enable the Company to pursue the development and market introduction of its climate controlled seats and radar based sensor device, both for the automotive marketplace. If and when the Company is able to commence commercial production of its heated and cooled seat or radar products, the Company will incur significant expenses for tooling product parts and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing, of these products. The Company does not intend to pursue any more significant grants or development contracts to fund

                                     (11)
operations and therefore is highly dependent on its current working capital sources. Should the Company not achieve profitability in the near future from the two above mentioned products, additional equity and/or debt financing would be required. There can be no assurance that either of these sources would be available in the future.

         Over the long-term, the Company expects to continue to expend substantial funds to continue its development efforts. The Company has experienced negative cash flow from operating activities since its inception and has not generated, and does not expect to generate in the foreseeable future, sufficient revenues from the sales of its principal products to cover its operating expenses or to finance such further development, manufacturing or marketing efforts. Accordingly, the Company expects that significant additional financing will be necessary to fund the Company's long-term operations.

    Certain matters discussed or referenced in this report, including the Company's intention to develop, manufacture and market climate controlled seats and radar products and the Company's expectation of reduced revenues and continuing losses for the foreseeable future, are forward looking statements. Other forward looking statements may be identified by the use of forward looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of such terms. Such statements are based upon management's current expectations and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such risks and uncertainties include the market demand for and performance of the Company's products, the Company's ability to develop, market and manufacture such products successfully, the viability and protection of the Company's patents and other proprietary rights, and the Company's ability to obtain new sources of financing. Additional risks associated with the Company and its business and prospects are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                                     (12)

PART II

                              OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders was held on June 16, 1997. The following summarizes each matter voted upon at the meeting and the voting results for each such matter.

         As to the election of directors, the number of votes cast as to each nominee was as follows:

                                               For       Withheld
                                            ----------   --------
              Lon E. Bell                   10,886,717    99,175
              Roy A. Anderson               10,886,717    99,175
              John W. Clark                 10,886,717    99,175
              A. Stephens Hutchcraft, Jr.   10,886,717    99,175
              Michael R. Peevey             10,886,717    99,175
              Richard A. Weisbart           10,886,717    99,175

         As to the proposal to approve the Amerigon Incorporated 1997 Stock Incentive Plan:

              Number of votes cast in favor of the proposal
              10,270,093
              Number of votes cast against the proposal
              367,592
              Number of votes abstaining
              213,900
              Number of broker non-votes
              134,307

         As to the proposal to grant to six of the Company's directors of options to purchase an aggregate of 220,000 shares of the Company's Class A Common Stock:

              Number of votes cast in favor of the proposal
              10,214,086
              Number of votes cast against the proposal
              421,732
              Number of votes abstaining
              226,930
              Number of broker non-votes
              123,144

                                     (13)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

         27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated April 28,
         1997 reporting information under Item 5 and filing Condensed
         Balance Sheets of the Company as of March 31, 1997 (unaudited) and December 31, 1996 and Condensed Statements of Operations (unaudited) of the Company for the three months ended March 31, 1997. The Company also filed a Current Report on Form 8-K dated June 16, 1997, reporting information under Item 5 and filing the Company's Amended and Restated Bylaws.





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


                                       AMERIGON INCORPORATED
                                       ---------------------
                                            Registrant




Date: August 11, 1997                  By /s/ Scott O. Davis
                                         --------------------------
                                       Scott O. Davis
                                       Vice President Finance and
                                       Chief Financial Officer










                                      (15)