Form 10-Q
period 1997-09-30
AMERIGON INC
filed 1997-10-30
CIK 903129

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE

                  For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from __________________ to ________________.

                          Commission File Number: 0 - 21810
                                                 ----------
                                AMERIGON INCORPORATED
                                ---------------------
                (Exact name of registrant as specified in its charter)

              California                           95-4318554
-------------------------------------     -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

5462 Irwindale Avenue, Irwindale, California                 91706
--------------------------------------------      -----------------------------
 (Address of principal executive offices)                  (Zip Code)

          Registrant's telephone number, including area code: (626) 815-7400






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        --    --

At October 14, 1997 the registrant had 12,550,445 shares of Class A Common Stock, no par value; no shares of Class B Common Stock, no par value; and no shares Preferred Stock, no par value, issued and outstanding.


                                         (1)

                                AMERIGON INCORPORATED

                                  TABLE OF CONTENTS



Part I.       FINANCIAL INFORMATION

    Item 1.   Condensed Financial Statements

              Condensed Balance Sheet                                     3

              Condensed Statement of Operations                           4

              Condensed Statement of Shareholders' Equity                 5

              Condensed Statement of Cash Flows                           6

              Notes to Condensed Financial Statements                     7

    Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations              9

Part II       OTHER INFORMATION                                          13

              Item 6. Exhibits and Reports on Form 8-K

              Signature                                                  14


                                         (2)

PART I
                             ITEM 1. FINANCIAL STATEMENTS
                                AMERIGON INCORPORATED
                           (A DEVELOPMENT STAGE ENTERPRISE)

                               CONDENSED BALANCE SHEET
                                    (IN THOUSANDS)

                                                                December 31,      September 30,
                                                                    1996              1997
                                                                ------------      -------------
                       ASSETS                                                      (unaudited)
Current Assets:
  Cash & cash equivalents                                               $203             $8,865
  Short term investments                                                   -              1,321
  Accounts receivable less allowance of $80                            1,188                560
  Unbilled revenue                                                     1,157                 12
  Inventory, primarily raw materials                                      20                  -
  Prepaid expenses and other assets                                      744              1,252
                                                                ------------      -------------
       Total current assets                                            3,312             12,010

Property and equipment, net                                              610                557

                                                                ------------      -------------
       Total Assets                                                   $3,922            $12,567
                                                                ------------      -------------
                                                                ------------      -------------

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilites:
  Accounts payable                                                    $1,567               $274
  Deferred revenue                                                       154                209
  Accrued liabilities                                                    519                844
  Note payable to shareholder                                            200                  -
  Bridge Notes and debentures payable                                  3,000                  -
  Bank loan payable                                                    1,187                  -
                                                                ------------      -------------
    Total current liabilities                                          6,627              1,327

Long term portion of capital lease                                        43                 30
                                                                ------------      -------------

Shareholders' Equity:
  Preferred stock, no par value; 5,000 shares
       authorized, none issued and outstanding
  Common Stock;
    Class A - no par value; 40,000 shares authorized,
       9,550 and 4,069 issued and outstanding at
       September 30, 1997 and December 31, 1996, respectively
        (An additional 3,000 shares held in escrow)                   17,321             28,149
    Class B - no par value; 3,000 shares authorized,
       none issued and outstanding
  Class A Warrants                                                         -              6,767
  Contributed capital                                                  3,115              3,115
  Deficit accumulated during development stage                       (23,184)           (26,821)
                                                                ------------      -------------
       Total shareholders' equity (deficit)                           (2,748)            11,210

                                                                ------------      -------------
       Total Liabilities and Shareholders' Equity                     $3,922            $12,567
                                                                ------------      -------------
                                                                ------------      -------------


          See accompanying notes to the condensed financial statements


                                       (3)

                             AMERIGON INCORPORATED
                       (A DEVELOPMENT STAGE ENTERPRISES)

                       CONDENSED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                                  From
                                                                                                              April 23,1991
                                                           Three Months                  Nine Months           (inception)
                                                        Ended September 30,          Ended September 30,     to September 30,
                                                       1996            1997          1996           1997          1997
                                                     --------        --------      --------       --------  ------------------
Revenues:
  Development contracts and
    related grants                                   $1,768           $399         $6,382         $1,134        $17,063
  Grants                                                119              -            119             12          6,168
                                                   --------        --------      --------       --------    -----------
       Total Revenue                                  1,887            399          6,501          1,146         23,231
                                                   --------        --------      --------       --------    -----------
                                                   --------        --------      --------       --------    -----------

Costs And Expenses:
  Direct development contract and
    related grant costs                               1,567            536          9,142          2,424         20,742
  Direct grant costs                                    101              -            101             28          4,760
  Research and development                              545            591          1,544          1,303         10,090
  Selling, general and administrative,
    including reimbursable expenses                     657          1,091          1,838          3,280         17,067
                                                   --------        --------      --------       --------    -----------
       Total Costs and Expenses                       2,870          2,218         12,625          7,035         52,659

                                                   --------        --------      --------       --------    -----------
Operating Loss                                         (983)        (1,819)        (6,124)        (5,889)       (29,428)

Interest income                                           1            131             42            346            912
Interest expense                                        (84)             -           (163)          (117)          (328)
Gain on disposal of assets                                -          2,363              -          2,363          2,363

                                                   --------        --------      --------       --------    -----------
Income (loss) before extraordinary item             ($1,066)          $675        ($6,245)       ($3,297)      ($26,481)
Extraordinary loss from extinguishment
  of indebtedness                                         -              -              -           (340)          (340)
                                                   --------        --------      --------       --------    -----------
Net income (loss)                                   ($1,066)          $675        ($6,245)       ($3,637)      ($26,821)
                                                   --------        --------      --------       --------    -----------
                                                   --------        --------      --------       --------    -----------

Income (loss) per share before extraordinary item    ($0.26)         $0.07         ($1.54)        ($0.39)
                                                   --------        --------      --------       --------
                                                   --------        --------      --------       --------

Net income (loss) per share                          ($0.26)         $0.07         ($1.54)        ($0.43)
                                                   --------        --------      --------       --------
                                                   --------        --------      --------       --------

Weighted average number of share outstanding          4,069          9,543          4,060          8,536
                                                   --------        --------      --------       --------
                                                   --------        --------      --------       --------



          See accompanying notes to the condensed financial statements



                                       (4)

                             AMERIGON INCORPORATED
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS)

                                                                               Common Stock
                                                                  ----------------------------------------
                                              Preferred   Stock      Class A                  Class B         Class A Warrant
                                              -----------------   ---------------        -----------------    ---------------
                                               Shares    Amount   Shares     Amount       Shares   Amount         Amount
                                              --------  -------   --------   -------     -------- --------    ---------------
Balance at April 23, 1991
 (Inception)                                         -        -      1,000      $100
  Contributed capital-founders' services
    provided without compensation
  Net loss
                                              --------  -------   --------   -------     -------- --------    ---------------
Balance at December 31, 1991                                         1,000       100            -        -                  -
  Transfer of common stock to employee
    by principal shareholder for services
  Contributed capital-founders' services
    provided without compensation
  Net loss                                                          (1,459)   (1,459)
                                              --------  -------   --------   -------     -------- --------    ---------------
Balance at December 31, 1992                         -        -      1,000       100            -        -                  -
  Issuance of common stock
    (public offering)                                                2,300    11,534
  Options granted by principal
    shareholder for services
  Contribution of notes payable to
    contributed capital
  Net loss                                                          (3,640)   (3,640)
                                              --------  -------   --------   -------     -------- --------    ---------------
Balance at December 31, 1993                         -        -      3,300    11,634            -        -                  -
  Compensation recorded for variable
   plan stock option
  Net Loss
                                              --------  -------   --------   -------     -------- --------    ---------------
Balance at December 31, 1994                         -        -      3,300    11,634            -        -                  -
  Private placement of common stock                                    750     5,636
  Compensation recorded for variable
    plan stock option
  Net loss
                                              --------  -------   --------   -------     -------- --------    ---------------
Balance at December 31, 1995                         -        -      4,050    17,270
  Exercise of stock options                                             20       160
  Repurchase of common stock                                            (1)      (15)
  Expenses of sale of stock                                                      (94)
  Net loss
                                              --------  -------   --------   -------     -------- --------    ---------------
Balance at December 31, 1996                         -        -      4,069    17,321            -        -                  -
  Follow on Public Offering                                          5,474    10,828                                    6,617
  Conversion of Bridge Debentures
    into Class A Warrants                                                                                                 150
  Net loss
                                              --------  -------   --------   -------     -------- --------    ---------------
Balance at September 30, 1997                        -        -      9,543   $28,149            -        -             $6,767


                                                                  Deficit
                                                                Accumulated
                                                                During the
                                                 Contributed    Development
                                                   Capital         Stage        Total
                                                 -----------    -----------    -------
Balance at April 23, 1991 (Inception)                      -              -       $100
  Contributed capital-founders' services
    provided without compensation                       $111                       111
  Net loss                                                            $(616)     $(616)
                                                 -----------    -----------    -------
Balance at December 31, 1991                             111           (616)       405
  Transfer of common stock to employee
    by principal shareholder for services                150                       150
  Contributed capital-founders' services
    provided without compensation                        189                       189
  Net loss                                                           (1,459)    (1,459)
                                                 -----------    -----------    -------
Balance at December 31, 1992                             450         (2,075)    (1,525)
  Issuance of common stock
    (public offering)                                                           11,534
  Options granted by principal                           549                       549
    shareholder for services
  Contribution of notes payable to                     2,102                     2,102
    contributed capital
  Net loss                                                           (3,640)    (3,640)
                                                 -----------    -----------    -------
Balance at December 31, 1993                           3,101         (5,715)     9,020
  Compensation recorded for variable
   plan stock option                                       1                         1

  Net Loss                                                           (4,235)    (4,235)


                                                 -----------    -----------    -------
Balance at December 31, 1994                           3,120         (9,950)     4,786
  Private placement of common stock                        1                     5,637
  Compensation recorded for variable
    plan stock option                                     12                        12
  Net loss                                                           (3,237)    (3,237)
                                                 -----------    -----------    -------
Balance at December 31, 1995                           3,115        (13,187)     7,198
  Exercise of stock options                                                        160
  Repurchase of common stock                                                       (15)

  Expenses of sale of stock                                                        (94)
  Net loss                                                           (9,997)    (9,997)
                                                 -----------    -----------    -------
Balance at December 31, 1996                           3,115        (23,184)    (2,748)
  Follow on Public Offering                                -                    17,445
  Conversion of Bridge Debentures
    into Class A Warrants                                                          150
  Net loss                                                           (3,637)    (3,637)
                                                 -----------    -----------    -------
Balance at September 30, 1997                          3,115       ($26,821)   $11,210


             See accompanying notes to the condensed financial statements


                                         (5)

                                AMERIGON INCORPORATED
                          (A DEVELOPMENT STAGE ENTERPRISES)

                           CONDENSED STATEMENT OF CASH FLOW
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                                                               April 23, 1991
                                                                         Nine Months           (inception) to
                                                                     Ended September 30,        September 30,
                                                                       1996       1997              1997
                                                                      ------     ------         ------------
Operating Activities:
     Net loss                                                        ($6,245)    (3,637)         ($26,821)
     Adjustments to reconcile net loss to
             cash used in operating activities:

         Depreciation and amortization                                   269        293             1,205
         Provision for doubtful account                                    -          -               190
         Stock option compensation                                         -          -               712
         Contributed capital-founders'
             services without cash compensation                            -          -               300
         Change in operating assets and liabilities:
                 Accounts receivable                                      (1)       628              (750)
                 Unbilled revenue                                     (1,097)     1,145               (12)
                 Inventory                                               116         20                 -
                 Deferred Contract Costs                                (700)         -                 -
                 Prepaid expenses and other assets                       501       (508)           (1,252)
                 Accounts payable                                        410     (1,293)              274
                 Deferred revenue                                         47         55               209
                 Accrued liabilities                                     (96)       325               844
                                                                      ------     ------      ------------
             Net cash used in operating activities                    (6,796)    (2,972)          (25,101)
                                                                      ------     ------      ------------

Investing Activities:

         Purchase of property and equipment                             (187)      (240)           (1,684)
         Short term investments                                            -    (1,321)            (1,321)
                                                                      ------     ------      ------------
             Net cash used in investing activities                      (187)    (1,561)           (3,005)
                                                                      ------     ------      ------------

Financing Activities:
         Proceeds (expenses) from sales of common
             stock and warrants, net                                     (94)    17,445            34,622
         Proceeds from exercise of stock options                         145          -               160
         Repurchase of common stock                                        -          -               (15)
         Borrowing under line of credit                                5,180          -             6,280
         Repayment of line of credit                                  (2,648)    (1,187)           (6,280)
         Repayment of capital lease                                      (18)       (13)              (48)
         Proceeds from Bridge Financing                                    -          -             3,000
         Repayment of Bridge Financing                                     -     (2,850)           (2,850)
         Proceeds of notes payable to shareholder                        200        250               450
         Repayment of notes payable to shareholder                         -       (450)             (450)
         Notes payable to shareholders contributed to Capital              -          -             2,102
                                                                      ------     ------      ------------
             Net cash provided by financing activities                 2,765     13,195            36,971
                                                                      ------     ------      ------------

             Net increase (decrease) in cash and cash equivalents     (4,218)     8,662             8,865

             Cash and cash equivalents at beginning of period          4,486        203                 -
                                                                      ------     ------      ------------
             Cash and cash equivalents at end of period                 $268     $8,865            $8,865
                                                                      ------     ------      ------------
                                                                      ------     ------      ------------

Supplemental Disclosure of Cash Flow Information:
     Cash paid for:
         Interest                                                           -      $122              $280
                                                                       ------    ------      ------------
                                                                       ------    ------      ------------

Supplemental Disclosure of Non-Cash Transaction:
     Conversion of Bridge Debentures into warrants                          -      $150              $150
                                                                       ------    ------      ------------
                                                                       ------    ------      ------------





             See accompanying notes to the condensed financial statements

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF CERTAIN ACCOUNTING POLICIES:

    The accompanying condensed balance sheet as of September 30, 1997 and the condensed statements of operations, shareholders' equity and cash flows for the nine months ended September 30, 1997 and for the period from April 23, 1991 (inception) to September 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 - GAIN ON DISPOSAL OF ASSETS:

    On July 24, 1997 the Company entered into a joint venture agreement with Yazaki Corporation to develop and market the Company's Interactive Voice System (IVS-TM-), a voice activated navigation system. Under the terms of the agreement Yazaki Corporation will hold a majority interest and the Company will hold a minority interest. As part of the agreement the Company will receive $2,000,000 in cash in consideration for the transfer to Yazaki Corporation of Amerigon's voice interactive technology and know how and assets associated with that product. $1,000,000 was paid at the closing of the agreement and $1,000,000 will be paid one year from that date.




                                         (8)

PART 1

                                        ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

     REVENUES. Revenues for the three months ended September 30, 1997 ("Third Quarter 1997") were $399,000 as compared with revenues of $1,887,000 in the three months ended September 30, 1996 ("Third Quarter 1996"). The decrease in development contract and related grant revenues was due principally to the fact that the Company had completed its major electric vehicle development contract with Samsung Heavy Industries Co., Ltd. and did not obtain any comparable replacement development contracts during the Third Quarter 1997. No replacement for the Samsung contract is currently scheduled to follow or expected to be obtained. The Company does not intend to pursue any additional significant grants or development contracts.

     The Company intends to focus its efforts on developing its core products and technologies (the climate controlled seats and radar based sensing devices), developing the manufacturing capability for such products and bringing them to market as rapidly as possible. Because of the current development focus, and the decision not to pursue actively any more significant grants or development contracts, the Company expects that revenues for the foreseeable future will be significantly less than in prior periods.

     DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs decreased to $536,000 in the Third Quarter 1997 compared to $1,567,000 in the Third Quarter 1996 primarily due to the decreased activity in the Company's electric vehicle program. Due to the divestiture of the IVS-TM- product line and the absence of material development contracts, these expenses will be significantly lower in future periods.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $591,000 in Third Quarter 1997 from $545,000 in Third Quarter 1996. The increase in Third Quarter 1997 was due to higher levels of research and development activity on the Company's climate controlled seat. The Company's research and development expenses fluctuate significantly from period to period, due to both changing levels of activity and changes in the amount of such activities that are covered by customer contracts or grants. Where possible, the Company seeks funding from third parties for its research and development activities. As the Company begins to focus on the development of its core products, these expenses can be expected to increase in future periods.


                                         (9)

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased to $1,091,000 in Third Quarter 1997 compared to $657,000 in Third Quarter 1996. The increase in Third Quarter 1997 was due to the fact that fewer SG&A expenses were allocated to development contracts. The Company also incurred costs related to the IVS-TM- joint venture and electric vehicle ("REVA"). Direct and indirect overhead expenses included in SG&A that are associated with development contracts are allocated to such contracts. As the Company has not obtained and is not actively pursuing any replacement development contracts, the Company anticipates that SG&A expenses may continue to increase in 1997. The Company also expects SG&A expenses to increase as it hires additional employees in connection with the development of radar products and the development and marketing of climate controlled seats.

NINE MONTHS 1997 COMPARED WITH NINE MONTHS 1996

     REVENUES. Revenues for the nine months ended September 30, 1997 ("1997") were $1,146,000 as compared with revenues of $6,501,000 in the nine months ended September 30, 1996 ("1996). The decrease in development contract and related grant revenues was due principally to the fact that the Company had completed its major electric vehicle development contract with Samsung Heavy Industries Co., Ltd. in 1996 and did not obtain any comparable replacement development contracts during 1997.

     DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs decreased to $2,424,000 in 1997 compared to $9,142,000 in 1996. Direct development contract and related grant costs decreased significantly in 1997 relative to 1996 due to the decreased activity in the Company's electric vehicle program, as discussed above

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $1,303,000 in 1997 from $1,544,000 in 1996. This was primarily due to the reduction as a result of the IVS-TM- joint venture, a reduction in activities in the electric vehicle program somewhat offset by higher levels of research and development activity on the Company's climate controlled seat.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased to $3,280,000 in 1997 compared to $1,838,000 in 1996. Direct and indirect overhead expenses included in SG&A which are associated with development contracts are allocated to such contracts. As a result of the decreased activity as discussed under "Revenues," fewer of such expenses were allocated to development contracts in 1997.

     INTEREST EXPENSE. The interest expense in 1996 and 1997 was related to the 1996 Bridge Financing and loans from the Company's Chief Executive Officer and principal shareholder. The interest expense decreased as the bank loan was repaid by yearend 1996 and the remaining loans were repaid with the proceeds from the secondary offering in February 1997. Net interest income in 1997 increased due to the receipt of proceeds from the secondary offering.


                                         (10)

     GAIN ON SALE OF ASSETS. In the third quarter of 1997 the Company recorded a gain on the sale of assets from divestiture of its IVS-TM- business. (See Note 4 of Notes to Financial Statements)

     EXTRAORDINARY ITEM. Extraordinary loss on extinguishment of debt was $340,000 in 1997. These expenses were related to the elimination of the remaining unamortized portion of the deferred 1996 Bridge Financing costs.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had working capital of $10,683,000. The Company's principal sources of operating capital have been the proceeds of its various financing transactions and, to a lesser extent, revenues from grants, development contracts and sale of prototypes to customers.

     Cash and cash equivalents increased by $9,983,000 in 1997 due to sales of securities in a public offering in February 1997 (the "1997 Public Offering"). Operating activities used $2,972,000, which was primarily a result of the operating loss of $3,637,000 and repayment of outstanding balances to vendors, and increased in prepaid expenses and other assets of $508,000, somewhat offset by reductions in unbilled revenues of $1,145,000 (related to billings under the electric vehicle program), reductions in accounts receivable of $628,000. Investing activities used $1,561,000, of which $240,000 was related to the purchase of property and equipment and $1,321,000 was related to the purchase of Treasury Bills.

     Financing activities provided $13,195,000 of which approximately $17,445,000 was from the 1997 Public Offering. $1,187,000 was used for the repayment of the bank line of credit, $2,850,000 was used for repayment of the 1996 Bridge Financing, and $450,000 was used for repayment of loans from the Company's Chief Executive Officer and principal shareholder.

     The Company expects to incur losses for the foreseeable future due to the continuing cost of its product development and marketing activities. To fund its operations, the Company will use current cash and investments, but will need cash from financing sources before the Company can achieve profitability from its operations. There can be no assurance that profitability can be achieved in the future. The Company's focus is to bring products to market and achieve revenues based upon its available resources., The Company will continue its program to divest assets or businesses where it does not have sufficient resources to bring the product to market and where it will enhance shareholder value. As has been previously mentioned, the Company has completed its joint venture agreement with Yazaki Corporation for the IVS-TM- business and is now striving to accomplish a similar strategic venture with the Company's electric vehicle program. The Company believes these two divestitures will allow the Company to pursue the market introduction of its climate controlled seats and radar based sensor devices, both for the automotive marketplace. If and when the Company is able to commence commercial production of its heated and cooled seat or radar products, the Company will incur significant expenses for tooling product parts and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and


                                         (11)
development and marketing, of these products. The Company does not intend to pursue any more significant grants or development contracts to fund operations and therefore is highly dependent on its current working capital sources. Should the Company not achieve profitability in the near future from the two above mentioned products, additional equity and/or debt financing would be required. There can be no assurance that either of these sources would be available in the future and may be required in any case.

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


                                         (12)

PART II

                                  OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

          Joint Venture Agreement dated July 22, 1997 between the Company and Yazaki Corporation incorporated by reference on Current Report on Form 8-K dated August 6, 1997.

          (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated August 6, 1997 reporting information under Items 2 and 7 related to the Joint Venture Agreement dated July 22, 1997 between the Company and Yazaki Corporation.


                                         (13)

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMERIGON INCORPORATED
                                       Registrant




Date: October 27, 1997                 /s/ Scott O. Davis
                                       ------------------
                                       Scott O. Davis
                                       Vice President Finance and
                                       Chief Financial Officer


                                         (14)