Form 10-K405
period 1997-12-31
AMERIGON INC
filed 1998-03-30
CIK 903129

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
/X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       [FEE REQUIRED]
                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       [NO FEE REQUIRED]
                        FOR THE TRANSITION PERIOD FROM TO
                         COMMISSION FILE NUMBER 0-21810

                               --------------------

                              AMERIGON INCORPORATED
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                         95-4318554
-------------------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

 5462 IRWINDALE AVE, IRWINDALE,  CALIFORNIA                   91706
---------------------------------------------     -----------------------------
   (Address of principal executive offices)                 (Zip Code)

            Registrant's telephone number, including area code: (626) 815-7400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                       Class A Common Stock, no par value
-------------------------------------------------------------------------------
                                (Title of Class)
                                Class A Warrants
-------------------------------------------------------------------------------
                                (Title of Class)
            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

            The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of February 26, 1998, was $18,047,540. (for purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

    At Fxebruary 26, 1998, the registrant had issued and outstanding 12,550,445 shares of Class A Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE.

    Portions of the registrant's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    AMERIGON

ITEM 1.  BUSINESS

GENERAL

    Amerigon Incorporated (the "Company") is a development stage company incorporated in California in 1991 to develop, manufacture and market proprietary high technology automotive components and systems for sale to automobile and other original equipment manufacturers. The Company was founded on the premise that technology proven for use in the defense and aerospace industries could be successfully adapted to the automotive and transportation industries. The Company has focused on technologies that it believes can be readily adapted to automotive needs for advanced vehicle electronics and for electric vehicle systems. The Company seeks to avoid direct competition with established automotive suppliers of commodity products by identifying market opportunities where the need for rapid technological change gives an edge to new market entrants with proprietary products. The Company has principally focused on developing proprietary positions in the following technologies: (i) thermoelectric heated and cooled seats; (ii) radar for maneuvering and safety;
(iii) electric vehicle components and production systems; and (iv) voice interactive navigation and entertainment.

    In late 1996, the Company made a determination to focus its resources primarily on developing its heated and cooled seat, and radar for maneuvering and safety technologies. The Company has adopted this strategy primarily because the Company believes that the markets for these products have greater near-term potential than the markets for its other products, and because these technologies presently afford the Company its best opportunities to exploit competitive advantages over rival companies. During 1997, the Company completed a joint venture which resulted in the disposition of certain assets including the Company's technology related to voice activated navigation products. The Company maintains a minority equity interest in the joint venture company. See "Products" herein. The Company is also presently seeking strategic and financial partners to help support continued development and marketing of the Company's electric vehicle systems. See "--Products" herein. If the Company is unable to arrange such a relationship in the near term, the Company will attempt to sell its proprietary interests and other assets in and relating to its electric vehicle technology or abandon their development.

    The Company's radar for maneuvering and safety is in an earlier stage of development than the heated and cooled seats. The Company has developed prototypes of the radar product and sold them to various automotive and other companies. The Company is presently working with a number of the world's largest automotive original equipment manufacturers on pre-production development programs for heated and cooled seats. In addition, the Company has sold many prototypes of its heated and cooled seats to potential customers for evaluation and demonstration. In December 1997, the Company received its first production order for its heated and cooled seat product and anticipates shipping small quantities of production units in 1998.

PRODUCTS

CLIMATE CONTROL SEAT SYSTEM

    The Company's Climate Control Seat ("CCS") system utilizes an exclusive, licensed, patented technology, as well as, two patents held by the Company on a variable temperature seat climate control system to improve the temperature comfort of automobile passengers. The CCS uses one or more small thermoelectric modules, which are solid-state devices the surfaces of which turn hot or cold depending on the polarity of applied direct current electricity. Heat-transfer parts attached to the modules cool or heat air that is blown past them. The conditioned air is then circulated through ducts and pads in the seat so that the surface of the seat grows warm or cool for the passengers, with small quantities of conditioned air passing through the seat to flow directly on the passengers. Each seat has individual electronic controls to adjust the level of heating or cooling. The CCS uses substantially less energy than conventional air conditioners by focusing the cooling directly on the passengers through the seat, rather than cooling the entire ambient air volume and the interior surfaces of the vehicle.

    The CCS product has reached the stage where it can be mass-produced for a particular customer. However, since each customer's seats are not the same, and therefore have different configuration requirements, the Company may have to tailor its product to meet those design criteria. A customer will provide the Company with one of its car seats to be modified so that a CCS unit may be installed as a prototype. The seat is then returned to the customer for evaluation and testing. The Company has delivered prototype units to most major automobile companies and/or seat manufacturers who sell seats to those companies. Once the prototype is approved, further development will take place to make the CCS product production-ready. The lengthy evaluation and design cycles required by the major OEMs will result in a lack of meaningful sales volume from these customers for approximately the next two years. However, the Company has targeted non-OEM customers who can quickly "design in" the CCS products and has received its first production order from one of those customers for delivery in 1998. The Company continues to do additional research and development to modify the existing product with the goal of making the unit less complex, more energy efficient and less expensive to manufacture and install. There can be no assurance that these development programs will result in viable products or lead to commercial production orders.

    Since Amerigon's CCS system provides both heating and cooling, the Company believes that the potential market for CCS is larger than the market for heated seats alone. The Company also believes that the CCS concept could be applied to seats other than those used in motor vehicles (e.g., to aircraft, theater, and stadium seating) although the Company has not devoted any resources to the development of such applications.

RADAR FOR MANEUVERING AND SAFETY

    In January 1994, the Company obtained a non-transferable limited exclusive license from the Regents of the University of California (Lawrence Livermore National Laboratory) to certain "pulse-echo," "ultra-wideband" radar technology for use in the following passenger vehicle applications: intelligent cruise control, airbag crash systems, and occupant sensors. The license requires the Company to achieve commercial sales (defined as sales of non-prototype products to at least one original equipment manufacturer) of products by the end of 1998. At this time, the Company does not expect to meet those sales criteria and failure to achieve commercial sales will result in the loss of exclusivity of the license with respect to any particular application. The Company does not anticipate sales of non-prototype radar products to customers in 1998. See "--Proprietary Rights and Patents --Radar for Maneuvering and Safety."

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

    The Company has also developed its own radar technology which is different than the LLNL radar. This sytem, called Swept-range Wideband Radar, provides improved range information and noise immunity compared to the LLNL radar with a slightly higher system cost. Swept-range Radar is intended for applications requiring more accurate range data such as in Precision Parking, Safety Restraint and Active Suspension Systems.

    The Company has applied this technology to develop demonstration prototypes of a parking aid and a lane change aid. The parking aid detects a vehicle or other object that reflects radar signals behind the automobile and provides an audible or visual signal as the driver approaches it. The lane change aid detects vehicles to the side of the automobile when the driver attempts to turn or change lanes and emits an audible warning signal. The Company began marketing these radar products in 1994 and has received contracts to design evaluation prototypes from a number of automotive manufacturers for both the parking and lane change aids. These products are now under evaluation by prospective customers. The Company's near-term objective is to obtain further development agreements from some of these and other prospective customers to customize the system design during 1998. No assurance can be given that the Company will obtain any such further development agreements. See "Item 1--Risk Factors--Limited Marketing Capabilities; Uncertainty of Market Acceptance," "--Competition; Possible Obsolescence of Technology," Heated and Cooled Seats; Potential Loss of Exclusivity of License on Radar for Maneuvering and Safety," and "--Dependence on Acceptance by Automobile Manufacturers and Consumers; Market Competition."

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

INTERACTIVE VOICE SYSTEMS (IVS-TM-)

    On July 24, 1997 the Company entered into a joint venture agreement with Yazaki Corporation to develop and market the Company's voice activated navigation system. Under the terms of the agreement, IVS, Inc. was created and Yazaki Corporation owns a majority interest in IVS-TM- and the Company owns a minority interest (16% on a fully diluted basis). The Company received $1,800,000 in cash and a note receivable for $1,000,000 in consideration for net assets related to Amerigon's voice interactive technology totaling approximately $89,000. In addition, the company incurred costs of $348,000 associated with the sale.

    The interactive voice navigation system was initially designed to apply voice recognition technology incorporating proprietary features and computer systems to provide an inexpensive and easy-to-use tool for people to receive directions to their destination while driving their vehicle. The IVS-TM-system provides navigation directions through the car's audio compact disc ("CD") system using actual spoken words stored on the CD through digital compression technology. The car CD system or radio functions normally when the IVS-TM- is not giving or receiving instructions but can be temporarily interrupted to use the IVS-TM- functions. The IVS-TM- has three components: a small microphone mounted near the sun visor, similar to a cellular phone microphone; an electronic module (approximately two-thirds the size of a standard video cassette tape) that is mounted inside the dashboard, under the seat or in the trunk; and a standard automobile CD player and radio. In most instances, the CD player is modified by its manufacturer to provide additional ports in the back of the unit for connecting to the IVS-TM-electronic module.

ELECTRIC VEHICLE SYSTEMS

    By developing its own products and managing programs related to electric vehicles (such as the Showcase Electric Vehicle Program and the Running Chassis Program), the Company has developed a base of knowledge and expertise concerning electric vehicles. The Company's experience has included the ground-up design of electric vehicles and testing and integration of state of the art components being made available for electric vehicles by other companies. The Company has been seeking a joint venture to manufacture, sell and service a small electric vehicle in India for over two years.

    The Company is seeking partners to finance and manage the manufacturing and distribution of small electric cars in India or other developing countries. No assurance can be given that the Company will be able to identify or obtain any such partners. If the Company is not able to obtain such financial or strategic partners, the Company will abandon further development of its electric vehicle technology or attempt to sell its proprietary interests and other assets in and relating thereto. The Company has been the recipient of certain federal and state government grants relating to the development of the Company's electric vehicle products. However, the marjority of the Company's revenues in 1995 and 1996 were from electric vehicle operations. At December 31, 1997 substantially all work has been completed on outstanding contracts.

ENERGY MANAGEMENT SYSTEM

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

    The Energy Management System consists of two components: first, a custom-developed printed circuit board with a micro-processor computer chip and other standard, commercially available computer components, that serve as the "brain" of the system; and second, custom-developed sensors installed on each of the vehicle's batteries to provide information concerning the batteries' status. Optimal decisions are either implemented automatically by the system or communicated to the driver through a text display in the instrument panel. The Company has completed initial research and development of prototype Energy Management Systems and is installing units in electric vehicles it assembles under development orders and in the REVA prototypes developed in connection with the proposed Indian joint venture.

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

GRANT FUNDED PROGRAMS

    The Company has received grants from various sources to provide partial support for its product development efforts. A grant is essentially a cost-sharing arrangement whereby the Company obtains reimbursement from the grant agency for a portion of direct costs and reimbursable administrative costs incurred in managing specific development programs. The Company's grants have historically been subject to periodic audit by the granting government authorities for the purpose of confirming, among other things, progress in development and that grant moneys were being used and accounted for as required by the granting authority. If, as a result of any such audit, a granting authority were to disallow expenses submitted for reimbursement, such authority could seek recovery of such funds from the Company. The Company is not aware of any pending or threatened audits with respect to the Company's grants and does not have any reason to believe that any grant moneys have been applied in a manner inconsistent with grant requirements or that any grant audits are otherwise warranted or likely. However, no assurance can be given that any such audits will not be commenced in the future or that, if commenced, any such audits would not result in an obligation of the Company to reimburse funds to the granting authority

    Since 1992, the Company has received grants from the Advanced Research Projects Agency of the Department of Defense, the California Energy Commission, the Federal Transit Administration, and the Southern California Air Quality Management District and USAID. Several of the Company's grant-funded programs have been obtained through CALSTART, a non-profit consortium of primarily California companies engaged in the development and manufacture of products that benefit the environment. The Company managed the Showcase Program, co-managed the Neighborhood Electric Vehicle Program, and two other electric vehicle programs for CALSTART, for which the Company recognized revenues from CALSTART of approximately $389,000, $840,000, and $2,198,000 in 1997, 1996, and 1995, respectively.

    For the years ended December 31, 1997, 1996, and 1995, the Company recorded a total of $504,000, $1,172,000, and $2,391,000, respectively, in federal and state government grants to fund the Company's development of various of its products, including electric vehicles. The Company has significantly reduced its efforts to obtain any additional grants and intends to focus its efforts on working toward production contracts for CCS and radar sensor systems.

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

    The total amounts spent by the Company for research and development activities in 1997, 1996, and 1995 were $2,072,000, $2,128,000, and
$2,367,000, respectively. Included in these amounts for each of such years were $260,000, $298,000, and $345,000, respectively, in payments for license rights to technology and minimum royalties. The Company's research and development expenses fluctuate significantly from period to period, due both to changing levels of research and development activity and changes in the amount of such activities that are covered by customer contracts or grants. Where possible, the Company would seek funding from third parties for its research and development activities.

Customer-sponsored research and development expenses (i.e., expenses classified as Direct Development Contract and Related Grant Costs or Direct Grant Costs on the Company's Statement of Operations) for each of 1997, 1996, and 1995 were $2,611,000, $11,743,000, and $5,671,000, respectively.

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

    The time required to progress through these five stages of commercialization varies widely. Automotive companies will take longer to evaluate components that are critical to the safe operation of a vehicle where a product failure can result in a passenger death. Conversely, if the product is not safety critical, the evaluation can proceed more quickly since the risk of product liability is smaller. Another factor influencing the time required to complete the product sales cycle relates to the required level of integration of the component into other vehicle systems. Products that are installed by the factory generally require a medium amount of time to evaluate since other vehicle systems are affected and because a decision to introduce the product into the vehicle is not easily reversed, as it is with dealer-installed options. Products that are installed by an auto dealer take the least amount of time to evaluate since they have little impact on other vehicle systems. The Company's products vary in how they fit within these two factors affecting the time required for completing the sales cycle. The CCS has a moderate effect on other vehicle systems and would be a factory installed item. The Company's radar system would also be factory installed and would have a greater impact on other vehicle systems.

    The Company's ability to successfully market its seats and radar products will in large part be dependent upon, among other things, the willingness of automobile manufacturers to incur the substantial expense involved in the purchase and installation of the Company's products and systems, and, ultimately, upon the acceptance of the Company's products by consumers. In addition, automobile manufacturers may be reluctant to purchase key components from a small, development-stage company with limited financial and other resources. Even if the Company is successful in obtaining favorable responses from automobile manufacturers, the Company may need to license its technology to potential competitors to ensure adequate additional sources of supply in light of automobile manufacturers' reluctance to purchase products from a sole source supplier (particularly where the continued viability of such supplier is in doubt, as may be the case with the Company). See "Item 1 Risk Factors Dependence on Acceptance by Automobile Manufacturers and Consumers; Market Competition," " --Competition; Possible Obsolescence of Technology"; Potential Loss of Exclusivity of License on Radar for Maneuvering and Safety" and "Limited Marketing Capabilities; Uncertainty of Market Acceptance."

MANUFACTURING, CONTRACTORS AND SUPPLIERS

    The Company currently has limited manufacturing capacity for CCS systems. The Company intends to develop further its manufacturing capability in order to implement its business plan, control product quality and delivery, to shorten product development cycle times, and protect and further develop proprietary technologies and processes. This capability could be developed internally through the purchase or development of new equipment and the hiring of additional personnel, or through the acquisition of companies with established manufacturing capability. Certain members of management of the Company have significant experience in establishing and managing volume production of automobile components. There can be no assurance that the Company's efforts to establish its manufacturing operations for any of its products will not exceed estimated costs or take longer than expected or that other anticipated problems will not arise that will materially adversely affect the Company's operations, financial condition and/or business prospects. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Year Ended December 31, 1997 Compared to Year Ended December 31, 1996."

    The Company has in the past engaged certain outside contractors to perform product assembly and other production functions for the Company, and the Company anticipates that it may desire to engage contractors for such purposes in the future. These outside contractors include suppliers of raw materials and components and may include sublicensees that have rights to manufacture components for the Company's products. The Company believes that there are a number of outside contractors that provide services of the kind that have been used by the Company in the past and that the Company may desire to use in the future. However, no assurance can be given that any such contractors would agree to work for the Company on terms acceptable to the Company or at all. The Company's inability to engage outside contractors on acceptable terms or at all would impair the Company's ability to complete any development and/or manufacturing contracts for which outside contractors' services may be needed. Moreover, the Company's reliance upon third party contractors for certain production functions will reduce the Company's control over the manufacture of its products and will make the Company dependent in part upon such third parties to deliver its products in a timely manner, with satisfactory quality controls and on a competitive basis.
    The Company relies on various vendors and suppliers for the components of its products. The Company expects that it will procure these components through purchase orders, with no guaranteed supply arrangements. While the Company believes that there are a number of alternative sources for most of these components, certain components, including thermoelectric devices, are only available from a limited number of suppliers. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect the Company's business and operations. The Company's business and operations could also be materially adversely affected by delays in deliveries from suppliers.

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

CCS

    Pursuant to an Option and License Agreement between the Company and Feher Design, Inc. ("Feher"), Feher has granted to the Company an exclusive worldwide license to use three specific CCS technologies covered by patents held by Feher. The license with respect to technology subject to a Feher patent expires upon the expiration of the Feher patent covering the relevant technology. The first of these three patents expires on November 17, 2008.

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

RADAR FOR MANEUVERING AND SAFETY

    Pursuant to a License Agreement between the Company and the Regents (the "Regents") of the University of California (Lawrence Livermore National Laboratory), the Regents have granted to the Company a limited, exclusive license to use certain technology covered by patents held by the Regents in the following three passenger vehicle applications: intelligent cruise control, air bag crash systems, and position sensors. This license requires the Company to achieve commercial sales of products by the end of 1998. Commercial sales are defined as sales of non-prototype products to at least one original equipment manufacturer. Failure to achieve commercial sales for a particular application will result in the loss of exclusivity of the license for that application, in which event the licensor will have the right to grant other entities a non-exclusive license for that application on terms no more favorable than those enjoyed by the Company. The Company is currently working with several potential customers for its radar products. However, any potential sales of non-prototype radar products to such customers remain subject to such customers' evaluation of related prototypes, analysis of the market potential, if any, for such products, and other factors. The Company does not anticipate at this time that it will retain its exclusivity for this license. See "Item 1--Risk Factors Dependence on Acceptance by Automobile Manufacturers and Consumers; Market Competition," "--Time Lag From Prototype to Commercial Sales," "--Special

Factors Applicable to the Automotive Industry In General," and "--Competition; Possible Obsolescence of Technology." The license expires on January 14, 2014 (the date of expiration of the last-to-expire patent for the technology covered by the license). As the patents covering the licensed technology expire, products made by the Company using such technology (and only such technology) will cease to be subject to any further royalty obligations under the license. At December 31, 1997, the Company also has pending two additional patents on its radar technology.

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

CCS

    The Company is not aware of any competitors that are offering systems for both heating and active cooling of automotive car seats, although substantial competition exists for the supply of heated-only seats and at least one company is offering a product which circulates ambient air through a seat without active cooling. It is possible that competitors will be able to expand or modify their current products by adding a cooling function to their seats based upon a technology not covered by patented technology licensed to the Company. The CCS competes indirectly with alternative methods of providing passenger climate control in a vehicle such as heating and air conditioning systems, which are currently available for almost all vehicles. The Company hopes to develop a market niche for this product initially as a luxury in conventional gasoline-powered cars. The Company is aware that a Japanese patent has been applied for by another entity on technology similar to the CCS technology.

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

EMPLOYEES

    As of December 31, 1997, the Company had 44 employees and 6 outside contractors. None of the Company's employees are subject to collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

DEVELOPMENT STAGE COMPANY

    The Company's proposed future operations are subject to numerous risks associated with establishing new businesses, including, but not limited to, availability of capital, unforeseeable expenses, delays and complications, as well as specific risks of the industry in which the Company competes. There can be no assurance that the Company will be able to market any product on a commercial scale, achieve profitable operations or remain in business. To date, the Company's first developed product, the interactive voice navigation system was not commercially successful. See "Item 1--Business" herein. The Company was formed in April 1991 and its principal products are still in the development or pre-production stage. In addition, several of the Company's products are aimed at the electric vehicle market, which is still in its infancy and may never achieve commercial prominence. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with establishing a new business, including, without limitation, uncertainty as to market acceptance of the Company's products, marketing problems and expenses, competition and changes in business strategy. There can be no assurance that the Company will be successful in its proposed business activities.
    Moreover, the Company's radar systems are in various stages of prototype/pre-production development and will require the expenditure of significant funds for further development and testing in order to commence commercial sales. No assurance can be given that the Company will obtain the funds necessary to pay for such further development of its products or that, if such funds are obtained, the Company will be successful in resolving all technical problems relating to its products or in developing the technology used in its prototypes into commercially viable products. The Company does not expect to generate any significant revenues from the sale of seat or radar products for at least 24 months, and no assurance can be given that such sales will ever materialize. Further, there can be no assurance that any of the Company's products, if successfully developed, will be capable of being produced in commercial quantities at reasonable costs or will be successfully marketed and distributed. See "--Limited Marketing Capabilities; Uncertainty of Market Acceptance."

SUBSTANTIAL OPERATING LOSSES SINCE INCEPTION

    The Company has incurred substantial operating losses since its inception. At December 31, 1997 and 1996, the Company had accumulated deficits since inception of $28,601,000 and $23,184,000, respectively. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's accumulated deficits are attributable to the costs of developmental and other start-up activities, including the industrial design, development and marketing of the Company's products and a significant loss incurred on a major electric vehicle development contract. See "--Electric Vehicle Cost Overruns and Significant Contract Losses." The Company has continued to incur losses due to continuing expenses without significant revenues or profit margins on the sale of products, and expects to incur significant losses for the foreseeable future.

NEED FOR ADDITIONAL FINANCING

    The Company has experienced negative cash flow from operations since its inception and has expended, and expects to continue to expend, substantial funds to continue its development efforts. The Company has not generated and does not expect to generate in the near future sufficient revenues from the sales of its principal products to cover its operating expenses. The Company will require additional financing through bank borrowings, debt or equity financing or otherwise to finance its planned operations. If additional funds are not obtained when needed, the Company will be required to significantly curtail its activities, dispose of one or more of its technologies and/or cease operations and liquidate. If and when the Company is able to commence commercial volume production of its heated and cooled seat or radar products, the Company will incur significant expenses for tooling product parts and to set up manufacturing and/or assembly processes. In part as a result of the Company's anticipated capital requirements, management is currently seeking to enter into collaborative or other arrangements with financial or strategic corporate partners to develop its electric vehicle technologies or, failing that, to sell the Company's proprietary interests in and any other assets relating to such technologies. See "--Possible Disposition or Abandonment of Electric Vehicle Businesses." No assurance can be given that such alternate funding sources can be obtained or will provide sufficient, or any, financing for the Company. Moreover, the licensing agreements for the Company's current and potential future rights to licensed technology generally require the payment of minimum royalties. For the fiscal year ended December 31, 1997, the Company paid a total of approximately $260,000 in royalties. In the event the Company is unable to pay such royalties or otherwise breaches such licensing agreements, the Company would lose its rights to the technology, which would have a material adverse effect on the Company's business.

POSSIBLE DISPOSITION OR ABANDONMENT OF ELECTRIC VEHICLE BUSINESSES

    To date, the Company has focused on and invested substantial capital in four product technologies: (i) thermoelectric heated and cooled seats; (ii) radar for maneuvering and safety; (iii) voice interactive navigation and entertainment; and (iv) electric vehicle components and production systems. In late 1996 the Company determined to focus its resources primarily on developing its heated and cooled seat and radar technologies. In July 1997, the Company completed a joint venture and, as a result, owns a minority interest in a new company pursuing further development of the interactive voice navigation system product. The Company is also presently seeking strategic and financial partners to help support continued development and marketing of the Company's electric vehicle systems. No assurance can be given that the Company will be able to attract any such strategic or financial partners or that, if such partners were to be obtained, the Company's electric vehicle products could be successfully developed. If the Company is unable to consummate a relationship with one or more strategic or financial partners for the development, marketing and/or manufacture of the electric vehicle products in the near term, the Company will attempt to sell its proprietary interests and other assets in and related to these products or abandon their development. No assurance can be given that the Company would be able to effect such a sale on terms favorable to the Company or at all. Moreover, there can be no assurance that the Company's change in business strategy will prove successful or even beneficial to the Company. See "Item 1--Business--Products."

DEPENDENCE ON ACCEPTANCE BY AUTOMOBILE MANUFACTURERS AND CONSUMERS; MARKET COMPETITION

    The Company's ability to successfully market its seats and radar products will in large part be dependent upon the willingness of automobile manufacturers to incur the substantial expense involved in the purchase and installation of the Company's products and systems, and, ultimately, upon the acceptance of the Company's products by consumers. The Company's potential customers may be reluctant to modify their existing automobile models, where necessary, to incorporate the Company's products. In addition, automobile manufacturers may be reluctant to purchase key components from a small, development-stage company with limited financial and other resources. The Company's ability to successfully market its seats and radar products will also be dependent in part upon its ability to persuade automobile manufacturers that the Company's products are sufficiently unique that they cannot be obtained elsewhere. See "--Competition; Possible Obsolescence of Technology" and "Exclusive Licenses on Heated and Cooled Seats;" Potential Loss of Exclusivity of License on Radar for Maneuvering and Safety." There can be no assurance that the Company will be successful in this effort. Furthermore, in the event the Company is successful in obtaining favorable responses from automobile manufacturers, the Company may need to license its technology to potential competitors to ensure adequate additional sources of supply in light of automobile manufacturers' reluctance to purchase products from a sole source supplier (particularly where the continued viability of such supplier is in doubt, as may be the case with the Company).

EXCLUSIVE LICENSES ON HEATED AND COOLED SEATS; POTENTIAL LOSS OF EXCLUSIVITY OF LICENSE ON RADAR FOR MANEUVERING AND SAFETY

    In 1997, the Company negotiated with the licensor of the CCS technology an exclusive license for the manufacture and sale of licensed products for installation or use in automobiles, trucks, buses, vans and recreational vehicles. As part of the agreement, all intellectual property developed by Amerigon related to variable temperature seats is owned by Amerigon but such licensor will have the right to license Amerigon's technology on a non-exclusive basis for use other than in automobiles, trucks, buses, vans and recreational vehicles.

    The Company's exclusive license from the Regents of the University of California for the Company's radar technology requires the Company to achieve sales of products to at least one original equipment manufacturer by the end of 1998. Failure to achieve such sales for a particular application will result in the loss of exclusivity of the license for that application, in which event the licensor will have the right to grant other entities a non-exclusive license for that application on terms no more favorable than those enjoyed by the Company. The Company does not anticipate that it it will retain its exclusivity. See "Item 1--Business--Proprietary Rights and Patents."

LIMITED PROTECTION OF PATENTS AND PROPRIETARY RIGHTS

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

LIMITED MANUFACTURING EXPERIENCE

    To date, the Company has been engaged in only limited manufacturing in small quantities, and there can be no assurance that the Company's efforts to establish its manufacturing operations for any of its products will not exceed estimated costs or take longer than expected or that other unanticipated problems will not arise which will materially adversely affect the Company's operations, financial condition and/or business prospects. The Company has already experienced significant delays and cost overruns in connection with its electric vehicle contracts. See "--Electric Vehicle Cost Overruns and Significant Contract Losses." Automobile manufacturers demand on-time delivery of quality products, and some have required the payment of substantial financial penalties for failure to deliver components to their plants on a timely basis. Such penalties, as well as costs to avoid them, such as working overtime and overnight air freighting parts that normally are shipped by other less expensive means of transportation, could have a material adverse effect on the Company's business and financial condition. Moreover, the inability to meet demand for the Company's products on a timely basis would materially adversely affect the Company's reputation and prospects.

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

    On November 14, 1996, Gibbins Pattern & Plastic, Inc. ("Gibbins"), a supplier to the Company, filed suit against the Company in Michigan state court in the circuit court for the County of Wayne, Michigan for breach of contract, open account/account stated, and unjust enrichment/quantum meruit. Gibbins alleges that the Company has failed to pay for delivered products. The Company has withheld certain payments because Gibbins has failed to provide the Company with assurance of future performance. Gibbins has claimed a total of $231,548 in damages. The Company has removed the lawsuit to the federal district court for the Eastern District of Michigan and asserted certain counterclaims against Gibbins, which Gibbins has denied. The Company intends to defend the matter vigorously and believes that the lawsuit will not have a material adverse effect on the Company. The suit is still pending and no discovery has yet been conducted.

    The Company is subject to other litigation in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

LIMITED MARKETING CAPABILITIES; UNCERTAINTY OF MARKET ACCEPTANCE

    Because of the sophisticated nature and early stage of development of its products, the Company will be required to educate potential customers and successfully demonstrate that the merits of the Company's products justify the costs associated with such products. The Company has recently succeeded in obtaining its first production order for CCS systems from a van conversion company, which will provide direct feedback from active customers in the near future. In certain cases, however, the Company will likely encounter resistance from customers reluctant to make the modifications necessary to incorporate the Company's products into their products or production processes. In some instances, the Company may be required to rely on its distributors or other strategic partners to market its products. The success of any such relationship will depend in part on the other party's own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and/or marketed by any such party. There can be no assurance that the Company will be able to market its products properly so as to generate meaningful product sales.

TIME LAG FROM PROTOTYPE TO COMMERCIAL SALES

    The sales cycle in the automotive components industry is lengthy and can be as long as six years or more for products that must be designed into a vehicle, since some companies take that long to design and develop a car. Even when selling parts that are neither safety-critical nor highly integrated into the vehicle, there are still many stages that an automotive supply company must go through before achieving commercial sales. The sales cycle is lengthy because an automobile manufacturer must develop a high degree of assurance that the products it buys will meet customer needs, interface as easily as possible with the other parts of a vehicle and with the automobile manufacturer's production and assembly process, and have minimal warranty, safety and service problems. The Company has delivered prototype units of CCS systems to most of the major automotive and seat companies. However, no assurance can be given that this will result in production orders or that such orders, if obtained, will be received in the near future.

SPECIAL FACTORS APPLICABLE TO THE AUTOMOTIVE INDUSTRY IN GENERAL

    The automobile industry is cyclical and dependent on consumer spending. The Company's future sales may be subject to the same cyclical variations as the automotive industry in general. There have been recent reports of declines in sales of automobiles on a worldwide basis, and there can be no assurance that continued or increased declines in automobile production would not have a material adverse effect on the Company's business or prospects. Additionally, automotive customers typically reserve the right to unilaterally cancel contracts completely or to require unilateral price reductions. Although they generally reimburse companies for actual out-of-pocket costs incurred with respect to the particular contract up to the point of cancellation, these reimbursements typically do not cover costs associated with acquiring general purpose assets such as facilities and capital equipment, and may be subject to negotiation and substantial delays in receipts by the Company. Any unilateral cancellation of, or price reduction with respect to, any contract that the Company may obtain could reduce or eliminate any financial benefits anticipated from such contract and could have a material adverse effect on the Company's financial condition and results of operations.

COMPETITION; POSSIBLE OBSOLESCENCE OF TECHNOLOGY

    The automotive component industry is subject to intense competition. Most of the Company's competitors are substantially larger in size, have substantially greater financial, marketing and other resources than the Company, and have more extensive experience and records of successful operations than the Company. Competition extends to attracting and retaining qualified technical and marketing personnel. There can be no assurance that the Company will successfully differentiate its products from those of its competitors, that the marketplace will consider the Company's current or proposed products to be superior or even comparable to those of its competitors, or that the Company can succeed in establishing relationships with automobile manufacturers. Furthermore, no assurance can be given that competitive pressures faced by the Company will not adversely affect its financial performance. Due to the rapid pace of technological change, the Company's products may even be rendered obsolete by future developments in the industry. The Company's competitive position would be adversely affected if it were unable to anticipate such future developments and obtain access to the new technology.

DEPENDENCE ON KEY PERSONNEL; NEED TO RETAIN TECHNICAL PERSONNEL

    The Company's success will depend to a large extent upon the continued contributions of Lon E. Bell, Ph.D., Chief Executive Officer, Chairman of the Board of Directors and the founder of the Company, and Richard A. Weisbart, President and Chief Operating Officer and a Director. The Company has obtained key-person life insurance coverage in the amount of $2,000,000 on the life of Dr. Bell. Neither Dr. Bell nor Mr. Weisbart is bound by an employment agreement with the Company. The loss of the services of Dr. Bell, Mr. Weisbart or any of the Company's executive personnel could materially adversely affect the Company. The success of the Company will also depend, in part, upon its ability to retain qualified engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in the geographical area of the Company's business and the Company may not be successful in recruiting or retaining sufficient qualified personnel.

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

    Furthermore, the Company may engage contractors located in foreign countries. Accordingly, the Company will be subject to all of the risks inherent in international operations, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, the imposition of tariffs and import and export controls, changes in governmental policies and other factors which could have an adverse effect on the Company's business. See also "--Risk of Foreign Sales."

POTENTIAL CHARGES TO INCOME

    In connection with the Company's initial public offering completed in 1993, 3,000,000 shares of the Company's Class A Common Stock (the "Escrow Shares") were placed (and currently remain) in an escrow account, and are subject to release to the beneficial owners of such shares in the event the Company attains certain pre-tax income goals. In the event any Escrow Shares are released to persons who are current or former officers or other employees of the Company, compensation expense will be recorded for financial reporting purposes. Accordingly, in the event of the release of the Escrow Shares from escrow, the Company will recognize during the periods in which the earnings thresholds are met or are probable of being met one or more substantial non-cash charges which would have the effect of substantially increasing the Company's loss or reducing or eliminating earnings, if any, at such time. Although the amount of compensation expense recognized by the Company will not affect the Company's total shareholders' equity or reduce its working capital, it may have a depressive effect on the market price of the Company's securities. At February 23, 1998, the Company does not anticipate that it will attain those pre-tax income goals.

POTENTIAL PRODUCT LIABILITY

    The Company's business will expose it to potential product liability risks which are inherent in the manufacturing, marketing and sale of automotive components. In particular, there may be substantial warranty and liability risks associated with critical safety components of the Company's products. If available, product liability insurance generally is expensive. While the Company presently has $2,000,000 of product liability coverage, there can be no assurance that it will be able to obtain or maintain such insurance on acceptable terms with respect to other products the Company may develop, or that any insurance obtained will provide adequate protection against any potential liabilities. In the event of a successful claim against the Company, a lack or insufficiency of insurance coverage could have a material adverse effect on the Company's business and operations.

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

NO DIVIDENDS

    The Company has not paid any cash dividends on its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not anticipate paying any cash dividends in the foreseeable future. It is anticipated that significant additional financing will be necessary to fund the Company's long-term operations.

FLUCTUATIONS IN QUARTERLY RESULTS; POSSIBLE VOLATILITY OF STOCK PRICE

    Factors such as announcements by the Company of quarterly variations in its financial results, or unexpected losses, could cause the market price of the Class A Common Stock of the Company to fluctuate significantly. The results of operations in previous quarters have been partially dependent on large grants, orders and development contracts, which may not recur in the future. In addition, the Company's quarterly operating results may fluctuate significantly in the future due to a number of other factors, including timing of product introductions by the Company and its competitors, availability and pricing of components from third parties, timing of orders, foreign currency exchange rates, technological changes and economic conditions generally. Development contract revenues declined significantly because the activity on the Company's major electric vehicle development contract substantially concluded at the end of 1996 with no replacement contract presently scheduled to follow. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." In recent years, the stock markets in general, and the share prices of technology companies in particular, have experienced extreme fluctuations. These broad market and industry fluctuations may adversely affect the market price of the Class A Common Stock. In addition, failure to meet or exceed analysts' expectations of financial performance may result in immediate and significant price and volume fluctuations in the Class A Common Stock.

POTENTIAL CONFLICTS OF INTEREST

    Affiliates of Lon E. Bell, Ph.D., Chief Executive Officer, Chairman of the Board of Directors, founder and a principal shareholder of the Company, and/or Michael R. Peevey, a director of the Company, have been or are parties to certain business contracts and arrangements with the Company. These contracts and arrangements included the Company's lease of a manufacturing and office facility (which the Company no longer uses) located in Alameda, California from CALSTART, a non-profit research and development consortium co-founded by Dr. Bell and for which Dr. Bell serves as a director and member of the executive committee, several management contracts pursuant to which the Company managed certain electric vehicle grant programs obtained by CALSTART and an engineering design services contract pursuant to which the Company periodically engaged Adaptrans, an entity owned by David Bell, Dr. Bell's son, to provide assistance with the Company's development of its electric vehicle Energy Management System. These relationships and transactions, coupled with Dr. Bell's ownership of a significant percentage of the Company's Class A Common Stock and his membership on the Board of Directors, could give rise to conflicts of interest. The Company believes that such affiliate transactions are on terms no less favorable to the Company than those that could have been obtained from unaffiliated third parties.

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

    In addition, the Company leases its current facilities from Dillingham Partners, an entity that is 60% controlled by Dr. Bell. The Company determined that the terms of the lease are better than those which could be obtained from other lessors.

SIGNIFICANT INFLUENCE OF PRINCIPAL SHAREHOLDER

    The Company's principal shareholder, Dr. Bell, beneficially owns approximately 27% of the outstanding shares of Class A Common Stock of the Company and, therefore, will have the power to influence significantly the management and policies of the Company.

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

ITEM 2.  PROPERTIES

    The Company maintains its corporate headquarters, manufacturing and research and development facilities in leased space of approximately 40,000 square feet in Irwindale, California. The Company's lease expires December 31, 2002. The current monthly rent under the lease is approximately $20,000. The Company believes that its facilities are adequate for its present requirements. See "Potential Conflict of Interest."

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

None

                              PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The Company's Class A Common Stock has traded on the Nasdaq SmallCap Market under the symbol ARGNA since June 10, 1993. The Class A Warrants have been approved for listing on the Nasdaq SmallCap Market and began public trading February 12, 1997. The following table sets forth the high and low bid prices for the Class A Common Stock as reported on the Nasdaq SmallCap Market for each quarterly period (or part thereof) from the beginning of the first quarter of 1996 through December 31, 1997. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      1996                                                        HIGH       LOW
                                                                  ----       ----
          1st Quarter  . . . . . . . . . . . . . . . . . . . . .    10.75    10.00
          2nd Quarter  . . . . . . . . . . . . . . . . . . . . .    12.00     9.00
          3rd Quarter  . . . . . . . . . . . . . . . . . . . . .    11.00     7.25
          4th Quarter  . . . . . . . . . . . . . . . . . . . . .     7.00     4.75
     1997
          1st Quarter  . . . . . . . . . . . . . . . . . . . . .     6.75     3.50
          2nd Quarter  . . . . . . . . . . . . . . . . . . . . .     5.13     2.50
          3rd Quarter  . . . . . . . . . . . . . . . . . . . . .     7.00     3.75
          4th Quarter  . . . . . . . . . . . . . . . . . . . . .     7.06     2.06

    As of March 3, 1998, there were approximately 1,409 holders of record of the Class A Common Stock (not including beneficial owners holding shares in nominee accounts).

    The Company has not paid any cash dividends since its formation and, given its present financial status and its anticipated financial requirements, does not expect to pay any cash dividends in the foreseeable future. The Company was prohibited during 1996 from paying cash dividends by the terms of its secured bank line of credit, which was paid off using a portion of the net proceeds of the Offering and terminated effective February 18, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                          ------------------------
                                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                            1993        1994          1995        1996       1997
                                                                            ----        ----          ----        ----       ----
Net revenues (1) . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,289     $ 2,640      $ 7,809     $ 7,447    $ 1,308
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,640)     (4,235)      (3,237)     (9,997)    (5,417)
Net loss per diluted share (2) . . . . . . . . . . . . . . . . . . . . .     (1.64)      (1.28)        (.98)      (2.46)     (0.62)
Deficit accumulated during development stage . . . . . . . . . . . . . .    (5,715)     (9,950)     (13,187)    (23,184)   (28,481)



                                                                                           AS OF DECEMBER 31,
                                                                                            -----------------
                                                                                              (IN THOUSANDS)
                                                                            1993         1994         1995       1996         1997
                                                                            ----        ----          ----        ----       ----
Working capital (deficit). . . . . . . . . . . . . . . . . . . . . . . .   $ 8,833     $ 4,149      $ 6,481    $ (3,315)    $8,826
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,721       7,162        8,995       3,922     10,568
Capitalized lease obligations. . . . . . . . . . . . . . . . . . . . . .         -         78            68          43         41

-----------

(1) Revenues from government agency grants; to date no operating revenues have been generated.

(2) Excluded from the average number of common shares used to calculate net loss per share are the 3,000,000 Escrowed Contingent Shares (See
      Note 9 to the Financial Statements). Adoption of SFAS No. 128 "Earnings Per Share" by the Company. No effect on previously reported per share information occurred due to antidilution provisions of the accounting principles.

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

OVERVIEW OF DEVELOPMENT STAGE ACTIVITIES

    Historically, the Company's operations during the development stage have focused on the research and development of technologies to adapt them for a variety of uses in the automotive industry. Although the Company licensed the rights to these technologies from the holders of the related patents, it has now developed its own patented or patentable technology to complement those licenses. In the automotive components industry, products typically proceed through five stages of research and development and commercialization. Initial research on the product concept comes first, in order to assess its technical feasibility and economic costs and benefits, and often includes the development of an internal prototype for the supplier's own evaluation of the product. If the product appears feasible, a functioning prototype or demonstration prototype is manufactured by the component supplier to demonstrate and test the features of the product. This prototype is then marketed to automotive companies to generate sales of evaluation prototypes for internal evaluation by the automobile manufacturer. If the automobile manufacturer remains interested in the product after testing initial evaluation prototypes, it typically works with the component supplier to refine the product and then purchase second and subsequent generation engineering prototypes for further evaluation. Finally, the automobile manufacturer determines to either purchase the component for a production vehicle or terminate interest in the component. See "Item 1--Business--Marketing and Sales."

    As development of the Company's products proceeds, the Company seeks to generate revenues from the sale of prototypes, then from specific development contracts, pre-production orders and, ultimately, production orders. The Company received its first production order in December 1997 and is continuing its efforts to obtain commitments and orders from large equipment manufacturers. Development contracts are from customers interested in developing a particular use or project using the Company's technologies and are generally longer term activities (from six months to one year) involving, in some cases, pre-production orders of larger quantities of the product for final testing by the customer before submitting a production order. Revenues obtained as grant funding from government agencies interested in promoting the technologies for specific tasks or projects, as well as development funds from prototype sales to customers, help offset the development expenses overall. Throughout the development stage, development costs and administrative expenses have exceeded and are expected to continue to exceed the revenues from customers and from grant agencies.

    The Company received no funds to offset its development expenses from any funding source in 1991 and, in 1992, secured its first outside grant totaling $1,900,000. In 1993, the Company sold $188,000 in prototypes of its developing technology adaptations and, in addition, recorded $2,101,000 in grant revenue. In 1994, the sale of prototypes increased and the Company recorded its first development contract revenues, increasing revenues from these sources to $1,336,000. Grant revenues became less important as a source of total revenues, decreasing in 1994 to 49% of total revenues from 92% in 1993. In late 1994, the Company entered into the Samsung contract, from which revenues of $4,040,000, $5,328,000, and $533,000 were recorded in 1995, 1996 and 1997, respectively. In addition, the Company recorded revenues from two grants related to the development of the electric vehicle technology in 1995 and 1996 of $1,872,000 and $840,000, respectively. The Company's activity on the Samsung contract diminished during the fourth quarter of 1996 and substantially concluded at the end of the year. No replacement revenue was scheduled for 1996 or 1997. In addition, in 1996, the Company substantially completed work relating to the two electric vehicle grants, with no replacement grants presently scheduled to follow. As of December 31, 1997, the Company had only minor development contracts in place. The Company has significantly reduced its efforts to obtain any additional grants and intends to focus its efforts on working toward production contracts for Climate Control Seat ("CCS") system and radar sensor systems. See "Item 1--Risk Factors--Dependence on Grants; Government Audits of Grants."

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Total revenues for the year ended December 31, 1997 ("1997") decreased by $6,139,000, or approximately 82%, to $1,308,000, from $7,447,000 for the year ended December 31, 1996 ("1996"). Approximately $533,000, or nearly 41%, of 1997 total revenues were derived from the Samsung contract and related grants, which is a decrease of approximately $5,635,000 when compared to 1996, when $6,168,000, or nearly 83% of total revenues, were related to the Samsung contract and other grants. The Company has completed work on the Samsung contract and the related grants in 1997. No replacement contract or replacement grants are currently scheduled to follow or expected to be obtained.

    During 1997, development continued on CCS and the Company's radar system, some of which was funded by development contracts. Development contract revenue relating to the Company's CCS, radar and IVS-TM- products decreased to $748,000 in 1997, a decline of $199,000, or approximately 21% from the $947,000 in such revenue recorded for 1996. The decrease in 1997 principally reflects the lack of commercial sales of IVS-TM- products as well as the Company's completion in 1996 of work on several development contracts relating to the IVS-TM-products not replaced in 1997 with new contracts. The Company began selling IVS-TM-products in 1995. The total revenue recognized for the IVS-TM- products in 1997 was $10,000, compared with $363,000 in 1996. On July 24, 1997, the Company entered into a joint venture agreement with Yazaki Corporation to form a new entity to develop and market the IVS-TM-products. Under the terms of the agreement, Yazaki Corporation owns a majority interest and the Company owns a minority interest of IVS, Inc. As part of the transaction, the Company received $1,800,000 in cash and a note receivable for $1,000,000 in consideration for net assets related to Amerigon's voice interactive technology totaling approximately $89,000. In addition, the Company incurred costs of $348,000 associated with the sale. $1,800,000 was paid through July 1997 and $1,000,000 will be paid in July 1998. As of February 3, 1998, the Company had only minor development contracts in place, under which a total of not more than approximately $97,000 potentially remains to be earned by the Company (although no assurance can be given that all or any portion of such amount will ultimately be earned or received). Revenues from grants other than electric vehicle-related grants decreased by $305,000, or approximately 92% to $27,000 in 1997 from $332,000 in 1996. The Company has determined to reduce its efforts to obtain new grants and intends to focus its efforts on working toward production contracts for CCS and radar sensor systems.

    Revenue from electric vehicle development contracts decreased $5,183,000 or approximately 97% in 1997 to $145,000 from $5,328,000 in 1996. The Company completed the Samsung contract in 1997. No replacement contract is currently scheduled to follow or expected to be obtained. Related electric vehicle grant revenues totaled $389,000 in 1997, a decrease of $451,000, or approximately 54%, from the $840,000 in such revenues recorded for 1996. The reduction in these grant revenues reflects the completion of the Samsung contract as discussed above. The Company has previously announced its intention to reduce its efforts to obtain new grants and to focus on working toward production contracts for CCS and radar sensor systems.

    Direct development contract and related grant costs decreased to $2,586,000 in 1997 from $11,533,000 in 1996, primarily due to decreased activity in the Company's electric vehicle program in 1997, particularly in connection with the Samsung contract and related grants. The Company also recorded charges to operations in 1996, included in the total direct development contract and related grant costs, for the ultimate estimated loss at completion of the contract of approximately $1,900,000. Direct development costs related to commercial sales of IVS-TM- decreased in 1997 to $55,000 from $490,000 in 1996 primarily due to weak demand on IVS-TM- products and the sale of the Company's IVS-TM- technology to Yazaki Corporation.

    Direct grant costs in 1997 declined by $185,000, or approximately 88%, to $25,000 from $210,000 in 1996. These costs are related to the projects for which grant revenues are reported. The decrease in 1997 reflects the decline in grant project activities in which the Company was engaged during 1997. Grant costs as a percentage of grant revenues of $27,000 and $332,000 were 93% and 63% in 1997 and 1996, respectively.

    Research and development expenses declined by $56,000, or approximately 3%, in 1997 to $2,072,000 from $2,128,000 in 1996. These expenses represent research and development expenses for which no development contract or grant funding has been obtained. Expenses of research and development projects that are specifically funded by development contracts from customers are classified under direct development contract and related grant costs or direct grant costs.

    Selling, general and administrative ("SG&A") expenses increased by $1,061,000, or approximately 31%, in 1997 to $4,471,000 from $3,410,000 in
1996. The increase in 1997 was primarily due to the fact that fewer SG&A expenses were allocated to development contracts. The Company also incurred costs related to the IVS-TM- joint venture and costs associated with locating strategic partners for the electric vehicle program. Direct and indirect overhead expenses included in SG&A that are associated with development contracts are allocated to such contracts. As the Company has not obtained and is not actively pursuing any replacement development contracts, the Company anticipates that SG&A expenses may continue to increase in 1998. The Company also expects SG&A expenses to increase as it hires additional employees in connection with the development of radar products and the development and marketing of CCS.

    Interest expense incurred totaled $71,000 and $211,000 in 1997 and 1996, respectively. For 1997, interest expense represents charges incurred in conjunction with a bank line of credit obtained to finance work on the Samsung electric vehicle contract, the Bridge Financing, and the loan from the Company's Chief Executive Officer and principal shareholder. These loans were repaid upon the completion on the Company's Follow-on Public Offering in February 1997. Interest income increased to $477,000 in 1997 from $48,000 in 1996 as a result of higher cash balances maintained in investments purchased during 1997 with proceeds from the Company's secondary offering. Net interest income (expense) was $406,000 in 1997 compared with ($163,000) in 1996. Interest income will likely decrease in 1998 as the Company uses its cash balances to fund operations. Also, the net loss of the Company was partially offset by the gain on disposal of assets due to the joint venture with Yazaki Corporation. See "Note 17."

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Total revenues decreased by $362,000 to $7,447,000 in the year ended December 31, 1996 from the year ended December 31, 1995 ("1995") due to the completion of the development contracts for customers of IVS-TM- and radar products in 1995, which contracts were not replaced in 1996. Development contract revenues, including revenues from the sales of prototypes, decreased to $7,115,000, which includes $840,000 of grant funding related to these development activities, compared to $1,872,000 in 1995. Revenue from electric vehicle development contracts increased in 1996 to $5,328,000 from $4,040,000 in 1995. Nearly all electric vehicle development contract revenue was attributable to the Samsung contract in each of 1995 and 1996. Grant revenue from activities not related to development contracts decreased to $322,000 in 1996, as compared with $519,000 in 1995.

    Also, the net loss of the Company was partially offset by the gain on disposal of assets due to the joint venture with Yazaki Corporation. See "Note 17."

    Direct costs for development contracts and related grants increased from $5,332,000 in 1995 to $11,533,000 in 1996 due primarily to increased activity in the Company's electric vehicle program in 1996 (particularly in connection with the Samsung contract and related grants). Included in these costs are costs related to commercial sales of IVS-TM- products totaling $490,000 in 1996 and $412,000 in 1995. Direct grant costs decreased from $339,000 in 1995 to $210,000 in 1996 due to decline in grant project activities in which the Company was engaged during 1996.

    Research and development expenses include the unfunded portion of direct wages of the Company's engineers and technicians, outside consultants, prototype tooling and prototype materials. Such expenses decreased from $2,367,000 in 1995 to $2,128,000 in 1996. Due to the Company's significant cash shortfalls in 1996, the Company was constrained in its ability to undertake research and development activities during the year. Included in the research and development expenses are fees for licenses and royalties of $345,000 in 1995 and $295,000 in 1996.

    SG&A increased from $3,135,000 in 1995 to $3,410,000 in 1996. The increase in 1996 was due primarily to non-recurring costs incurred by the Company during the year for legal and other services in connection with the Board of Director's consideration of various corporate financing alternatives, as well as for outside consulting services in connection with the Company's efforts to identify strategic or financial partners for its electric vehicle and IVS-TM- products. Interest income decreased from $127,000 in 1995 to $48,000 in 1996 due to a lower amount of invested cash in 1996. Net interest income (expense) was $127,000 in 1995 compared with $163,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had working capital of $8,826,000. Management believes existing working capital is sufficient to meet the Company's operating needs for at least the next twelve months. The Company's principal sources of operating capital have been the proceeds of its various financing transactions and, to a lesser extent, revenues from grants, development contracts and sale of prototypes to customers.

    Cash and cash equivalents increased by $5,834,000 in 1997 due to sales of securities in a public offering in February 1997. Operating activities used $6,470,000, which was primarily a result of the net loss of $5,417,000 and repayment of $1,265,000 outstanding balances to vendors, and reductions of deferred revenue of $57,000, somewhat offset by reductions in unbilled revenues of $1,157,000 (related to billings under the electric vehicle program), reductions in accounts receivable of $933,000, and a decrease in accrued liabilities of $133,000. Investing activities used $902,000, of which $302,000 was related to the purchase of property and equipment and $2,400,000 to the purchase of short-term investments offset by net cash proceeds from the sale of assets of $2,800,000 and a related receivable of $1,000,000.

    Financing activities provided $13,206,000 of which approximately $17,595,000 was from the 1997 Public Offering. $1,187,000 was used for the repayment of the bank line of credit, $3,000,000 was used for repayment of the 1996 Bridge Financing, and $450,000 was used for repayment of loans from the Company's Chief Executive Officer and principal shareholder.

    The Company expects to incur losses for the foreseeable future due to the continuing cost of its product development and marketing activities. To fund its operations, the Company will use current cash and investments, but will need cash from financing sources before the Company can achieve profitability from its operations. There can be no assurance that profitability can be achieved in the future. The Company's focus is to bring products to market and achieve revenues based upon its available resources. The Company will continue its program to divest assets or businesses where it does not have sufficient resources to bring the product to market and where it will enhance shareholder value. As has been previously mentioned, the Company has completed its joint venture agreement with Yazaki Corporation for the IVS-TM-business and is now striving to accomplish a similar strategic venture with the Company's electric vehicle program. The Company believes these two divestitures will allow the Company to pursue the market introduction of its CCS and radar based sensor device, both for the automotive marketplace. If and when the Company is able to commence commercial volume production of its heated and cooled seat or radar products, the Company will incur significant expenses for tooling product parts and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing, of these products. The Company does not intend to pursue any more significant grants or development contracts to fund operations and therefore is highly dependent on its current working capital sources. Should the Company not achieve profitability in the near future from the two above-mentioned products, additional equity and/or debt financing would be required. If additional funds are not obtained when needed, the Company will be required to significantly curtail its development activities, dispose of one or more of its technologies and/or cease operations and liquidate. There can be no assurance that either of these sources would be available in the future and may be required in any case.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference from the information contained under the captions entitled "Election of Directors," "Executive Officers and Significant Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the information contained under the captions entitled "Executive Compensation," "Stock Option Plan," "Report of the Compensation Committee on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Option Grants During the Year Ended December 31, 1997," "Aggregate Option Exercises In the Year Ended December 31, 1997 and Year-End Values," and "Comparative Stock Performance" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1998 Annual Meeting of Stockholders.

TEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the information contained under the caption entitled Principal Stockholders" and "Escrow Shares" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference from the information contained under the caption entitled "Certain Transactions" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1998 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.   Financial Statements.

     The following financial statements of the Company and report of independent accountants are included in Item 8 of this Annual Report:

                                                         Page
                                                        ------
              Report of Independent Accountants           F-2
              Balance Sheets                              F-3
              Statements of Operations                    F-4
              Statements of Shareholders' Equity          F-5
              Statements of Cash Flows                    F-6
              Notes to Financial Statements.              F-7

2.       Financial Statement Schedule.

         The following Schedule to Financial Statements is included herein:

              Schedule II-- Valuation and Qualifying Accounts, together with the report of independent accountants thereon.

3.       Exhibits.

         The following exhibits are filed as a part of this report:


 EXHIBIT          DESCRIPTION
 NUMBER           -----------
 -----

 3.1.1 Amended and Restated Articles of Incorporation (the "Articles") of the Company (1)
 3.1.2 Certificate of Amendment of Articles filed with the California Secretary of State on December 5, 1996 (3)
 3.2      Amended and Restated Bylaws of the Company (3)
 4.4      Escrow Agreement among the Company, U.S. Stock Transfer
          Corporation and the shareholders named therein (1)
10.1 1993 Stock Option Plan, together with Form of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement (1)
10.2 Promissory Note Payable from the Company to Lon E. Bell dated September 9, 1996 (3)
10.3      Promissory Note from the Company to Lon E. Bell dated January 29, 1997
          (3)
10.4      Form of Underwriter's Unit Purchase Option (3)
10.5.1    Stock Option Agreement ("Bell Stock Option Agreement"), effective
          May 13, 1993, between Lon E. Bell and Roy A. Anderson (3)
10.5.2    List of omitted Bell Stock Option Agreements with Company directors
          (3)

10.6 Form of Indemnity Agreement between the Company and each of its officers and directors (1)
10.7 License Agreement, dated as of January 20, 1994, by and between the Company and the Regents of the University of California, together with a letter from the Regents to the Company dated September 19, 1996 relating thereto (3)**
10.8 Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc. (1)
10.9 Shareholders Agreement, dated May 13, 1993, by and among the Company and the shareholders named therein (1)
10.10 Stock Purchase Agreement and Registration Rights Agreement between the Company and Fidelity Copernicus Fund, L.P. and Fidelity Galileo Fund, L.P., dated December 29, 1995 (2)

10.11     Stock Purchase Agreement and Registration Rights Agreement
          between the Company and HBI Financial Inc., dated December
          29, 1995 (2)
10.12 Amerigon Client Contract, dated April 1, 1996, between the Company and Technology Strategies & Alliances (3)
10.13 Joint Venture Agreement between Yazaki Corporation and Amerigon Incorporated, dated July 22, 1997 (5)
10.14 Amendment to Option and License Agreement between Amerigon and Feher Design dated September 1, 1997
10.15 Standard Lease dated January 1, 1998 between Amerigon and Dillingham Partners
21        List of Subsidiaries
23.1      Consent of Price Waterhouse LLP
27        Financial Data Schedule

    (b)  Reports on Form 8-K.

         During the quarter ended December 31, 1997, the Company filed no Current Reports on Form 8-K.
-----------

    (1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.

    (2) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed January 5, 1996 and incorporated by reference

    (3)  Previously filed as an exhibit to the Company Registration
         Statement on Form S-2, as amended, File No. 333-17401, and incorporated by reference.

    (4) Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 16, 1997, and incorporated herein by reference.

    (5) Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 22, 1997, and incorporated herein by reference..

                    INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . .    F-2
Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-3
Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . .    F-4
Statements of Shareholders' Equity. . . . . . . . . . . . . . . . . . .    F-5
Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . .    F-6
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .    F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Amerigon Incorporated (a Development Stage Enterprise)

    In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Amerigon Incorporated (a Development Stage Enterprise) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, and for the period from April 23, 1991 (inception) to December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Costa Mesa, California
February 23, 1998

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                                                       DECEMBER 31,
                                                                           ----------------------------
                                                                               1996             1997
                                                                           ------------      -----------
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .            $203            $6,037
    Short-term investments . . . . . . . . . . . . . . . . . . . . . .               -             2,400
    Accounts receivable less allowance of $80 in 1996
     and $80 in 1997 (Note 16) . . . . . . . . . . . . . . . . . . . .           1,188               255
    Receivable due from joint venture partner. . . . . . . . . . . . .               -             1,000
    Unbilled revenue (Notes 13 and 14) . . . . . . . . . . . . . . . .           1,157                 -
    Inventory, primarily raw materials . . . . . . . . . . . . . . . .              20                35
    Prepaid expenses and other assets (Note 4) . . . . . . . . . . . .             744               196
                                                                           ------------       ----------
       Total current assets. . . . . . . . . . . . . . . . . . . . . .            3,312            9,923

Property and equipment, net (Note 4) . . . . . . . . . . . . . . . . .              610              645
                                                                           ------------       ----------
       Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .           $3,922          $10,568
                                                                           ------------       ----------

                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .          $1,567              $650
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .             154                97
    Accrued liabilities (Note 4) . . . . . . . . . . . . . . . . . . .             519               350
    Note payable to shareholder (Note 7) . . . . . . . . . . . . . . .             200                 -
    Bridge notes and debentures payable (Note 8) . . . . . . . . . . .           3,000                 -
    Bank loan payable (Note 6) . . . . . . . . . . . . . . . . . . . .           1,187                 -
                                                                           ------------        ----------
       Total current liabilities . . . . . . . . . . . . . . . . . . .           6,627              1,097
                                                                           ------------        ----------

Long-term portion of capital lease (Note 15) . . . . . . . . . . . . .              43                 41
                                                                           -----------         ----------

Commitments and contingencies: (Notes 12 and 15)

Shareholders' equity (deficit): (Notes 9, 10, and 11)
    Preferred stock, no par value; 5,000 shares authorized,
     none issued and outstanding
Common stock:
    Class A-no par value; 40,000 shares
    authorized, 4,069 and 9,550 issued and outstanding in
     1996 and 1997, respectively; an additional 3,000 shares
      held in escrow . . . . . . . . . . . . . . . . . . . . . . . . .          17,321            28,149
    Class B-no par value; 3,000 shares authorized,
      none issued and outstanding. . . . . . . . . . . . . . . . . . .               -                 -
Contributed capital  . . . . . . . . . . . . . . . . . . . . . . . . .           3,115             9,882
Deficit accumulated during development stage . . . . . . . . . . . . .         (23,184)          (28,601)
                                                                          ------------        ----------
    Total shareholders' equity (deficit) . . . . . . . . . . . . . . .          (2,748)            9,430
                                                                          ------------        ----------
    Total liabilities and shareholders' equity  (deficit). . . . . . .          $3,922          $10,568
                                                                          ------------        ----------
                                                                          ------------        ----------

            See accompanying notes to the financial statements.

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                                                          FROM
                                                                                                                        APRIL 23,
                                                                                                                          1991
                                                                                                                      (INCEPTION)
                                                                                                                          TO
                                                                       YEAR ENDED DECEMBER 31,                         DECEMBER 31,
                                                                  -----------------------------------------------     -------------
                                                                       1995           1996              1997               1997
                                                                  ------------    ----------        ------------      ------------
Revenues:
    Development contracts and related grants. . . . . . . .             $7,290        $7,115              $1,281            $17,210
    Grants  . . . . . . . . . . . . . . . . . . . . . . . .                519           332                  27              6,183
                                                                   ------------    ----------        ------------        ----------
       Total revenues . . . . . . . . . . . . . . . . . . .              7,809         7,447               1,308             23,393
                                                                   ------------    ----------        ------------        ----------

Costs and expenses:
    Direct development contract and related grant costs . .              5,332        11,533               2,586             20,904
    Direct grant costs. . . . . . . . . . . . . . . . . . .                339           210                  25              4,757
    Research and development. . . . . . . . . . . . . . . .              2,367         2,128               2,072             10,859
   Selling, general and  administrative, including
      reimbursable administrative costs . . . . . . . . . .              3,135         3,410               4,471             18,258
                                                                   ------------    ----------        ------------        ----------
      Total costs and expenses. . . . . . . . . . . . . . .             11,173        17,281               9,154             54,778
                                                                   ------------    ----------        ------------        ----------

Operating loss  . . . . . . . . . . . . . . . . . . . . . .             (3,364)       (9,834)             (7,846)           (31,385)
Interest income . . . . . . . . . . . . . . . . . . . . . .                127            48                 477              1,043
Interest expense. . . . . . . . . . . . . . . . . . . . . .                 --          (211)                (71)              (282)
Gain on disposal of assets (Note 17). . . . . . . . . . . .                 --             --               2,363              2,363
                                                                   ------------    ----------        ------------        ----------

Net loss before extraordinary items . . . . . . . . . . . .             (3,237)       (9,997)             (5,077)           (28,261)
Extraordinary loss from extinguishment of
    indebtedness. . . . . . . . . . . . . . . . . . . . . .                  -            -                 (340)              (340)
                                                                    ------------    ----------        ------------        ----------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .            $(3,237)      $(9,997)            $(5,417)          $(28,601)
                                                                   ------------    ----------        ------------        ----------

Basic and diluted net loss per share before
    extraordinary item . .  . . . . . . . . . . . . . . . .             $(0.98)       $(2.46)            $ (0.58)
                                                                   ------------    ----------        ------------
Basic and diluted net loss per share. . . . . . . . . . . .             $(0.98)       $(2.46)             $(0.62)
                                                                   ------------    ----------        ------------
Weighted average number of shares outstanding . . . . . . .              3,306         4,062               8,796
                                                                   ------------    ----------        ------------

            See accompanying notes to the financial statements.

                                      AMERIGON INCORPORATED
                                (A DEVELOPMENT STAGE ENTERPRISE)

                          STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                         (IN THOUSANDS)


                                                                                                 Common Stock
                                                                            Preferred              (Class A)
                                                                              Stock                ---------
                                                                      Shares         Amount         Shares
                                                                   ------------   -------------     ---------

Balance at April 23, 1991(inception) . . . . . . . . . . .                -             $-            1,000
    Contributed capital-founders' services
          provided without compensation. . . . . . . . . .                -             -                 -
     Net loss  . . . . . . . . . . . . . . . . . . . . . .                -             -                 -
                                                                   -----------     ------------    --------
Balance at December 31, 1991 . . . . . . . . . . . . . . .                -             -             1,000
                                                                   -----------     ------------    --------
      Transfer of common stock to employee by
           principal shareholder for services. . . . . . .                -             -                 -
      Contributed capital-founders' services provided
           without compensation  . . . . . . . . . . . . .                -             -                 -
      Net loss . . . . . . . . . . . . . . . . . . . . . .                -             -                 -
                                                                   -----------     ------------    --------
Balance at December 31, 1992 . . . . . . . . . . . . . . .                -             -             1,000
      Issuance of common stock (public offering) . . . . .                -             -             2,300
      Options granted by principal shareholder for
            services  . . . . . . . . . . . . . . . . . .                 -             -                 -
      Contribution of notes payable to contributed capital.               -             -                 -
      Net loss  . . . . . . . . . . . . . . . . . . . . . .               -             -                 -
                                                                   -----------     ------------    --------
Balance at December 31, 1993. . . . . . . . . . . . . . . .               -             -             3,300
      Compensation recorded for variable plan stock
            option (Note 11). . . . . . . . . . . . . . . .               -             -                 -
      Net loss  . . . . . . . . . . . . . . . . . . . . . .               -             -                 -
                                                                   -----------     ------------    --------
Balance at December 31, 1994. . . . . . . . . . . . . . . .               -             -             3,300
      Private placement of common stock . . . . . . . . . .               -             -               750
      Compensation recorded for variable plan stock
            option (Note 11). . . . . . . . . . . . . . . .               -             -                 -
      Net loss  . . . . . . . . . . . . . . . . . . . . . .               -             -                 -
                                                                   -----------     ------------    --------
Balance at December 31, 1995  . . . . . . . . . . . . . . .               -             -             4,050
      Exercise of stock options . . . . . . . . . . . . . .               -             -                20
      Repurchase of common stock. . . . . . . . . . . . . .               -             -                (1)
      Expenses of sale of stock . . . . . . . . . . . . . .               -             -                 -
      Net loss  . . . . . . . . . . . . . . . . . . . . . .               -             -                 -
                                                                   -----------     ------------    --------
Balance at December 31, 1996  . . . . . . . . . . . . . . .               -             -             4,069
      Issuance of common stock (public offering). . . . . .               -             -             5,474
      Conversion of Bridge Debentures into Class A
             Warrants . . . . . . . . . . . . . . . . . . .               -             -                 -
      Net loss. . . . . . . . . . . . . . . . . . . . . . .               -             -                 -
                                                                   -----------     ------------    --------
Balance at December 31, 1997                                              -             $-            9,543
                                                                   -----------     ------------    --------

                                                                                  Common Stock
                                                                   ------------------------------------------
                                                                       Class A               Class B
                                                                       -------               -------
                                                                       Amount         Shares          Amount
                                                                   ------------   -------------     ---------
Balance at April 23, 1991(inception) . . . . . . . . . . .             100               -               $-
    Contributed capital-founders' services
          provided without compensation. . . . . . . . . .              -                -               -
     Net loss. . . . . . . . . . . . . . . . . . . . . . .              -                -               -
                                                                -----------       ------------      --------
Balance at December 31, 1991 . . . . . . . . . . . . . . .            100                -               -
      Transfer of common stock to employee by
           principal shareholder for services. . . . . . .              -                -               -
      Contributed capital-founders' services provided
           without compensation  . . . . . . . . . . . . .              -                -               -
      Net loss . . . . . . . . . . . . . . . . . . . . . .              -                -               -
                                                                -----------       ------------      --------
Balance at December 31, 1992 . . . . . . . . . . . . . . .            100                -               -
      Issuance of common stock (public offering) . . . . .         11,534                -               -
      Options granted by principal shareholder for
            services  . . . . . . . . . . . . . . . . . . .            -                 -               -
      Contribution of notes payable to contributed capital.            -                 -               -
      Net loss . . . . . . . . . . . . . . . . . . . . . .             -                 -               -
                                                                -----------       ------------      --------
Balance at December 31, 1993 . . . . . . . . . . . . . . .         11,634                -               -
      Compensation recorded for variable plan stock
            option (Note 11) . . . . . . . . . . . . . . .              -                -               -
      Net loss . . . . . . . . . . . . . . . . . . . . . .              -                -               -
                                                                -----------        ------------      --------
Balance at December 31, 1994 . . . . . . . . . . . . . . .         11,634                -               -
      Private placement of common stock. . . . . . . . . .          5,636                -               -
      Compensation recorded for variable plan stock
            option (Note 11) . . . . . . . . . . . . . . .             -                 -               -
      Net loss . . . . . . . . . . . . . . . . . . . . . .             -                 -               -
                                                                -----------       ------------       --------
Balance at December 31, 1995 . . . . . . . . . . . . . . .        17,270                 -               -
      Exercise of stock options. . . . . . . . . . . . . .           160                 -               -
      Repurchase of common stock . . . . . . . . . . . . .           (15)                -               -
      Expenses of sale of stock. . . . . . . . . . . . . .           (94)                -               -
      Net loss . . . . . . . . . . . . . . . . . . . . . .             -                 -               -
                                                               -----------       ------------       --------
Balance at December 31, 1996 . . . . . . . . . . . . . . .        17,321                 -               -
      Issuance of common stock (public offering) . . . . .        10,828                 -               -
      Conversion of Bridge Debentures into Class A
             Warrants. . . . . . . . . . . . . . . . . . .             -                 -               -
      Net loss . . . . . . . . . . . . . . . . . . . . . .             -                 -               -
                                                              -----------       ------------      --------
Balance at December 31, 1997 . . . . . . . . . . . . . . .    $   28,149                 -             $ -
                                                              ------------      ------------      ---------

                                                                                        Deficit
                                                                                         Accum.
                                                                                        During
                                                                       Contrib.         Devel.
                                                                       Capital          Stage                  Total
                                                                   ------------       -----------          ---------
Balance at April 23, 1991(inception) . . . . . . . . . . .                   $-               $-                100
    Contributed capital-founders' services                                                     -                  -
          provided without compensation. . . . . . . . . .                  111                -                  -
     Net loss. . . . . . . . . . . . . . . . . . . . . . .                    -             (616)              (616)
                                                                   ------------      -----------          ---------
Balance at December 31, 1991 . . . . . . . . . . . . . . .                  111             (616)              (405)
      Transfer of common stock to employee by
           principal shareholder for services. . . . . . .                  150                -                150
      Contributed capital-founders' services provided
           without compensation  . . . . . . . . . . . . .                  189                -                189
      Net loss . . . . . . . . . . . . . . . . . . . . . .                    -           (1,459)            (1,459)
                                                                   ------------      -----------          ---------
Balance at December 31, 1992 . . . . . . . . . . . . . . .                  450           (2,075)            (1,525)
      Issuance of common stock (public offering) . . . . .                    -               -              11,534
      Options granted by principal shareholder for . . . .
            services  . . . . . . . . . . . . . . . . . . .                 549                -                549
      Contribution of notes payable to contributed capital.               2,102                -              2,102
      Net loss . . . . . . . . . . . . . . . . . . . . . .                    -           (3,640)            (3,640)
                                                                   ------------      -----------          ---------
Balance at December 31, 1993 . . . . . . . . . . . . . . .                3,101           (5,715)             9,020
      Compensation recorded for variable plan stock
            option (Note 11) . . . . . . . . . . . . . . .                    1                -                  1
      Net loss . . . . . . . . . . . . . . . . . . . . . .                    -           (4,235)            (4,235)
                                                                   ------------      -----------          ---------
Balance at December 31, 1994 . . . . . . . . . . . . . . .                3,102           (9,950)             4,786
      Private placement of common stock. . . . . . . . . .                    1                -              5,637
      Compensation recorded for variable plan stock
            option (Note 11) . . . . . . . . . . . . . . .                   12                -                 12
      Net loss . . . . . . . . . . . . . . . . . . . . . .                    -           (3,237)            (3,237)
                                                                   ------------      -----------          ---------
Balance at December 31, 1995 . . . . . . . . . . . . . . .                3,115          (13,187)             7,918
      Exercise of stock options. . . . . . . . . . . . . .                    -                -                160
      Repurchase of common stock . . . . . . . . . . . . .                    -                -                (15)
      Expenses of sale of stock. . . . . . . . . . . . . .                    -                -                (94)
      Net loss . . . . . . . . . . . . . . . . . . . . . .                    -           (9,997)            (9,997)
                                                                   ------------      -----------          ---------
Balance at December 31, 1996 . . . . . . . . . . . . . . .                3,115          (23,184)            (2,748)
      Issuance of common stock (public offering) . . . . .                6,617               -              17,445
      Conversion of Bridge Debentures into Class A . . . .
             Warrants. . . . . . . . . . . . . . . . . . .                  150               -                 150
      Net loss . . . . . . . . . . . . . . . . . . . . . .                    -           (5,417)            (5,417)
                                                                   ------------      -----------          ---------
Balance at December 31, 1997 . . . . . . . . . . . . . . .               $9,882      $   (28,601)             9,430
                                                                   ------------      -----------          ---------

                    See accompanying notes to the financial statements.

                                      AMERIGON INCORPORATED
                               (A DEVELOPMENT STAGE ENTERPRISE)

                                     STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)

                                                                                                      FROM
                                                                                                  APRIL 23,1991
                                                                                                 (INCEPTION) TO
                                                             YEAR ENDED DECEMBER 31,               DECEMBER 31,
                                                    ----------------------------------------
                                                       1995              1996         1997            1997
                                                    ----------          -------      -------     --------------
Operating activities:
   Net loss  . . . . . . . . . . . . . . .             $(3,237)         $(9,997)    $(5,417)         $(28,601)

   Adjustments to reconcile net
     loss to net cash used in
      operating activities:
      Depreciation and amortization . . . .                283              357         162             1,074
      Provision for doubtful accounts . . .                 10               80           -               190
      Stock option compensation . . . . . .                 12                -           -               712
      Gain from sale of assets  . . . . . .                  -                -      (2,363)           (2,363)
      Contributed capital-founders'
        services provided without cash
        compensation. . . . . . . . . . . .                  -                -           -               300
      Change in operating assets
        and liabilities:
        Accounts receivable . . . . . . . .               (294)            (216)        933              (445)
        Unbilled revenue. . . . . . . . . .             (1,193)             311       1,157                 -
        Inventory . . . . . . . . . . . . .               (243)             223         (35)              (55)
        Prepaid expenses and other assets .               (872)             217         548              (196)
        Accounts payable  . . . . . . . . .                861              444      (1,265)              302
        Deferred revenue  . . . . . . . . .             (1,660)              60         (57)               97
        Accrued liabilities . . . . . . . .                230                7        (133)              386
                                                        ------           ------      ------           -------
   Net cash used in operating assets  . . .             (6,103)          (8,514)     (6,470)          (28,599)
                                                        ------           ------      ------           -------
Investing activities:
        Purchase of property and
          equipment . . . . . . . . . . . .               (353)            (182)       (302)           (1,746)
        Proceeds from sale of assets. . . .                  -                -       2,800             2,800
        Receivable from sale of assets. . .                  -                -      (1,000)           (1,000)
        Short term investments. . . . . . .              2,910                -      (2,400)           (2,400)
                                                        ------           ------      ------           -------
        Net cash provided (used in)
           investing activities . . . . . .              2,557             (182)       (902)           (2,346)
                                                        ------           ------      ------           -------
Financing activities:
        Proceeds from sale of common
           stock units, net . . . . . . . .              5,637              (94)     17,595            34,772
        Proceeds from exercise of
           stock options  . . . . . . . . .                  -              160           -               160
        Repurchase of common stock  . . . .                  -              (15)          -               (15)
        Borrowing under line of credit                   1,100            5,180           -             6,280
        Repayment of line of credit . . . .             (1,100)          (3,993)     (1,187)           (6,280)
        Repayment of capital lease  . . . .                (10)             (25)         (2)              (37)
        Proceeds from Bridge Financing. . .                  -            3,000           -             3,000
        Repayment of Bridge Financing                        -                -      (3,000)           (3,000)
        Proceeds from note payable to
           shareholder  . . . . . . . . . .                  -              200         250               450
        Repayment of note payable to
           shareholder  . . . . . . . . . .                  -                -        (450)             (450)
        Notes payable contributed to
           capital  . . . . . . . . . . . .                  -                -           -             2,102
                                                        ------           ------      ------           -------
        Net cash provided by financing
           activities . . . . . . . . . . .              5,627            4,413      13,206            36,982
                                                        ------           ------      ------           -------
        Net increase (decrease) in cash
           and cash equivalents . . . . . .              2,081           (4,283)      5,834             6,037
        Cash and cash equivalents at
           beginning of period  . . . . . .              2,405            4,486         203                 -
                                                        ------           ------      ------           -------
        Cash and cash equivalents at end
           of period. . . . . . . . . . . .             $4,486             $203      $6,037            $6,037
                                                        ------           ------      ------           -------

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

     Amerigon's activities through December 31, 1997, include (1) obtaining the rights to the basic technology underlying the climate control seat system, certain radar applications and the interactive voice navigation system; (2) obtaining financing from grants and other sources and conducting development programs related to electric vehicles and its other products; (3) marketing of these development stage products to automotive companies and their suppliers; and (4) completing the development, in December 1995, of the audio navigator system and selling the first commercial units. The Company is currently seeking strategic partners to form a joint venture company or for the sale or licensing of its electric vehicle systems. Amerigon has completed a joint venture for its interactive navigation system, and plans to focus continuing development activities on its climate control seat and radar systems.

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

NOTE 2--BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

RECLASSIFICATIONS

     Certain prior year items have been reclassified to conform with the current year presentation.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of all financial instruments, comprising cash and cash equivalents, accounts receivable and unbilled revenues, accounts payable, accrued expenses, notes payable and capital leases, approximate fair value because of the short-term maturities of these instruments.

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

CONCENTRATION OF CREDIT RISK

     Financial instruments which subject the Company to concentration of credit risk consist primarily of cash equivalents, accounts receivable and unbilled revenue. Cash equivalents are invested in U. S. Treasury securities and the money market account of a major U.S. financial services company and the risk is considered limited. The risk associated with accounts receivable and unbilled revenue is limited by the large size and credit worthiness of the Company's commercial customers and the federal and California government agencies providing grant funding. One commercial customer and one government agency are included in the $2,345,000 of accounts receivable and unbilled revenues at December 31, 1996, representing 54% and 21%, respectively, of the total. One commercial customer represents 72% of revenues for the year ended December 31, 1996. No government agency exceeded 10% of total revenues in 1996. In addition, revenues from foreign customers represented 76% of total revenues for the year ended December 31, 1996. At December 31, 1997, included in the gross accounts receivable of $335,000 are one commercial customer and two government agencies representing 13%, 46% and 15%, respectively, of the total. Two commercial customers and one government agency represented 14%, 11% and 30% of revenues, respectively, for the year ended December 31, 1997.

INVESTMENTS

As of December 31, 1997, short-term investments to be held to maturity are summarized as follows:

                                                                        (IN THOUSANDS)
                                                                          DECEMBER 31,
                                                                  --------------------------
                                                                      1996          1997
                                                                  -----------    ----------
U.S.Treasury securities. . . . . . . . . . . . . . . . .              $ -          $1,414
Commercial paper. . . . . . . . . . . . . . . . . . . . .               -             986
                                                                  -----------    ----------
                                                                      $ -          $2,400
                                                                  -----------    ----------
                                                                  -----------    ----------

The amortized cost, which includes accrued interest, approximates fair value. As of December 31, 1997, scheduled maturities of securities to be held to maturity are less than one year.

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

LONG-LIVED ASSETS

     In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement in 1996 has had no effect on the financial statements.

DEVELOPMENT CONTRACT REVENUES

     The Company has had a series of fixed-price development contracts, which included (1) specific engineering and tooling services to prepare the Company's products and the related manufacturing processes for commercial sales to certain original equipment manufacturers ("OEMs"); (2) the development of complete electric vehicle systems (Note 13); and (3) prototype products developed during the research and development process, some of which are sold to third parties for evaluation purposes. Revenue is recognized on development contracts using the percentage of completion method or, in the case of short duration contracts, when the prototype or service is delivered. Revenues earned are recorded on the balance sheet as Unbilled Revenue until billed. All amounts received from customers in advance of the development effort are reflected on the balance sheet as Deferred Revenue until such time as the contracted work is performed.

GRANT REVENUES

     Revenue from government agency grants and other sources pursuant to cost reimbursement and cost-sharing arrangements (Note 14) is recognized when reimbursable costs have been incurred. Billings on the Company's grant programs are generally subject to the Company achieving certain milestones or complying with billing schedules designated in the grant agreements. Accordingly, delays between the time reimbursable grant costs are incurred and then ultimately billed may occur. Grant revenues earned are recorded on the balance sheet as Unbilled Revenue until billed.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development activities are expensed as incurred. These amounts represent direct expenses for wages, materials and services associated with development contracts, grant program activities and the development of the Company's products. Research and development expenses associated with projects that are specifically funded by development contracts or grant agreements from customers are classified under Direct Development Contract and Related Grant Costs or Direct Grant Costs in the Statement of Operations. All other research and development expenses that are not associated with projects that are specifically funded by development contracts or grants from customers are classified under Research and Development. Research and development excludes any overhead or administrative costs.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. The disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), have been included in Note 11.

INCOME TAXES

     Income taxes are determined under guidelines prescribed by Financial Accounting Standards Board Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under the liability method specified by SFAS 109, deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and state tax rates. A valuation allowance is provided for the portion of net deferred tax assets considered unlikely to be realized (Note 5).

NET LOSS PER SHARE

     The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Excluded from this calculation are the 3,000,000 Escrowed Contingent Shares (Note 9). Common stock equivalents (stock options and stock warrants) are anti-dilutive in 1995, 1996 and 1997, and are excluded from the net loss per share calculation.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing Earnings per Share ("EPS"), eliminating the presentation of primary EPS (currently required by Accounting Principles Board Opinion No. 15, "Earnings per Share") and requiring dual presentation of basic and diluted EPS on the face of the income statement for all public corporations with complex capital structures. SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. The implementation of SFAS No. 128 did not have a significant impact on per share data.

NOTE 3--HISTORICAL LOSSES:

     The Company is a development stage enterprise and has incurred losses from operations of $28,601,000 from its inception in April, 1991 through December 31, 1997. At December 31, 1997, the Company had working capital of $8,826,000 with substantially no long-term debt. Management believes that its working capital is sufficient to meet its cash flow requirements for a period of 12 months from the balance sheet date. Management will continue to evaluate its financing alternatives during the course of fiscal 1998. The Company may continue to incur losses for the foreseeable future due to the costs anticipated to be incurred with the development, manufacture and marketing of its products.

NOTE 4--DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS (IN THOUSANDS):


                                                                                 DECEMBER 31,
                                                               ---------------------------------------------
                                                                       1996                      1997
                                                               -------------------      --------------------
          PREPAID EXPENSES AND OTHER ASSETS:
            Debt issue costs (Note 8)........................          $397                        $-
            Deferred stock offering expenses (Note 9)........           269                         -
            Advances to vendors..............................            38                       133
            Prepaid insurance................................            40                        63
                                                               -------------------      --------------------
                                                                       $744                      $196
                                                               -------------------      --------------------
                                                               -------------------      --------------------

          PROPERTY AND EQUIPMENT:
            Equipment........................................          $694                      $767
            Computer equipment...............................           654                       596
            Leasehold improvements...........................           174                       214
            Tooling..........................................             -                       142
                                                               -------------------      --------------------
                                                                      1,522                     1,719
            Less: accumulated depreciation and amortization..          (912)                   (1,074)
                                                               -------------------      --------------------
                                                                       $610                      $645
                                                               -------------------      --------------------
                                                               -------------------      --------------------
          ACCRUED LIABILITIES:
            Accrued salaries.................................           $291                      $171
            Accrued vacation.................................            152                       124
            Other accrued liabilities........................             76                        55
                                                               -------------------      --------------------
                                                                        $519                      $350
                                                               -------------------      --------------------
                                                               -------------------      --------------------

NOTE 5--INCOME TAXES:

            There are no assets or liabilities for income taxes, nor income tax expense included in the financial statements because the Company has losses since inception for both book and tax purposes. As of December 31, 1997, the Company has net operating loss carryforwards for federal and state purposes of $24,475,000 and $12,236,000, respectively, and has generated tax credits for certain research and development activities of $323,000 and $255,000 for federal and state purposes, respectively. Federal net operating loss carryforwards and tax credits expire from 2008 through 2012 and state net operating loss carryforwards expire from 1998 through 2002. The use of such net operating loss carryforwards would be limited in the event of a change in control of the Company. In 1993, the Company elected to be taxed as a C corporation for both federal and state income tax purposes. Prior to that time, the Company was not subject to federal taxation and was subject to state taxation at a reduced rate (2.5%).

            Temporary differences between the financial statement and tax bases of assets and liabilities are primarily attributable to net operating loss and tax credit carry forwards, depreciation, unbilled grant revenue, deferred revenue and accrued compensated absences. A valuation allowance of $9,279,000 has been provided for the entire amount of the deferred tax assets arising from these differences. The valuation allowance increased $2,118,000 and $3,242,000 in 1997 and 1996, respectively.

NOTE 6--LINE OF CREDIT:

            On November 27, 1995, the Company entered into a line of credit agreement with a bank under which the Company was allowed to borrow up to $4,000,000 based on certain costs incurred and billings made under a major electric vehicle development contract (Note 13). The borrowing limit was reduced to approximately $1,187,000 on November 30, 1996. The line of credit, which expired by its amended terms on January 31, 1997, provided for interest at the prime rate plus 1.3% and payments from the customer were applied as repayments. The outstanding balance of the line of credit at

December 31, 1996 totaled approximately $1,187,000. On February 7, 1997, the Company repaid approximately $462,000 of the outstanding balance using funds received under its major electric vehicle development contract. The remaining balance of $725,000 was repaid from the proceeds of the Company's follow-on public offering which was completed on February 18, 1997 (Note 9).

NOTE 7--NOTE PAYABLE TO SHAREHOLDER:

            On September 9, 1996, Dr. Lon E. Bell, the President and principal shareholder of the Company, loaned $200,000 to the Company at 8% interest without collateral and due on demand. Dr. Bell loaned to the Company an additional $100,000 on January 29, 1997 and $150,000 on February 12, 1997 at 10% interest without collateral. These loans totaling $450,000, plus accrued interest, were repaid by the Company in February 1997 from the proceeds of the Company's follow-on public offering (Note 9).

NOTE 8--BRIDGE FINANCING:

            On October 31, 1996, the Company completed a private placement (the "Bridge Financing") of 60 bridge units (each a "Bridge Unit"), each consisting of one $47,500 10% unsecured promissory note made by the Company (each a "Bridge Note") and one $2,500 10% convertible subordinated debenture (each a "Bridge Debenture"). At December 31, 1996, $2,850,000 of Bridge Notes and $150,000 of Bridge Debentures were outstanding. The proceeds to the Company from the October 1996 Bridge Financing were approximately $2,500,000, net of issuance costs of $500,000. Upon the completion on February 18, 1997 of the Company's follow-on public offering of Class A Common Stock and Class A Warrants (Note 9), the Bridge Notes were repaid and the Bridge Debentures were converted into a total of 1,620,000 warrants to purchase Class A Common Stock, each exercisable at $5.00 per share. In the first quarter of fiscal 1997, the Company recorded a non-cash charge resulting from the elimination of the remaining unamortized portion of the deferred debt issuance costs totaling $340,000.

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

PRIVATE PLACEMENT OF CLASS A COMMON STOCK IN 1995

            On December 29, 1995, the Company sold 750,000 shares of its Class A Common Stock for $6,000,000 and received net proceeds of $5,636,000. The investors received registration rights pursuant to which the Company registered these shares for resale. In addition, the Company issued Warrants to purchase 60,000 shares of Class A Common Stock (Note 10).

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

NOTE 10--STOCK WARRANTS:

            In connection with the Company's June 1993 initial public offering, the Company issued to the underwriters warrants to purchase through June 9, 1998, 204,757 shares of Class A Common Stock at $9.67 per share, as adjusted for anti-dilution provisions in the warrant agreements as a result of the December 29, 1995 private placement of Common Stock. The Company issued to third parties warrants to purchase 60,000 shares of Class A Common Stock at $10.25 per share as a financial advisory fee in connection with the private placement completed on December 29, 1995. These warrants expire on December 28, 2000.

            In connection with the public offering of Units completed on February 18, 1997, the Company issued 4,760,000 Class A Warrants to purchase Class A Common Stock. Each Class A Warrant entitles the registered holder thereof to purchase, at any time until February 12, 2002, one share of the Company's Class A Common Stock at an exercise price of $5.00, subject to adjustment. Commencing February 12, 1998, the Company may, upon 30 days' written notice, redeem each Class A Warrant in exchange for $.05 per Class A Warrant, provided that before any such redemption, the closing bid price of the Class A Common Stock as reported by the Nasdaq SmallCap Market or the closing bid price on any national exchange (if the Company's Class A Common Stock is listed thereon) shall have, for 30 consecutive days ending within 15 days of the date of the notice of redemption, averaged in excess of $8.75 (subject to adjustment in the event of any stock splits or other similar events). In addition, the underwriter had an over-allotment option to sell an additional 2,550 of the Units sold in the offering which would result in the issuance of an additional 714,000 shares of Class A Common Stock and 714,000 Class A Warrants. This over-allotment option was exercised by the underwriter on March 7, 1997 (Note
9). The underwriter, as part of the underwriting fee, has an option to purchase an additional 1,700 Units which would, if exercised, result in the issuance of an additional 476,000 shares of Class A Common Stock and 476,000 Class A Warrants. Bridge Debentures issued in connection with the Bridge Financing in October 1996 (Note 8) were converted on February 18, 1998 into 1,620,000 Class A Warrants upon completion of the Company's follow-on public offering.

NOTE 11--STOCK OPTIONS:

1993 AND 1997 STOCK OPTION PLANS

            Under the Company's 1997 and 1993 Stock Option Plans (the "Plans"), 750,000 and 550,000 shares, respectively, of the Company's Class A Common Stock are reserved for issuance, pursuant to which officers and employees of the Company as well as other persons who render services to or are otherwise associated with the Company are eligible to receive qualified ("incentive") and/or non-qualified stock options.

            The Plans, which expire in April 2007 and 2003, respectively, are administered by the Board of Directors or a stock option committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions are determined by the Board of Directors or stock option committee at its sole discretion, in order to attract and retain personnel instrumental to the success of the Company. Incentive stock options granted under both Plans are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plans to a shareholder owning more than 10% of the voting power of the Company on the date of grant may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant.

OPTIONS GRANTED BY PRINCIPAL SHAREHOLDER ("BELL OPTIONS")

            Dr. Lon E. Bell, Chairman and principal shareholder of the Company, has granted options to purchase shares of his Class A Common Stock, 75% of which are Escrowed Contingent Shares. The holder of these options can exercise the portions of his options related to Escrowed Contingent Shares only upon release of these shares from escrow as Class A Common Stock. The option holder has no right to purchase Class B Common Stock should such shares be released (Note 9). Any options granted at prices below fair market value on the date of grant result in compensation expense with respect to options to purchase the 25% of such shares not placed in escrow. Compensation expense and a corresponding adjustment to contributed capital on options to purchase Escrowed Contingent Shares will be recorded when they are released or it is determined they are probable of being released as Class A Common Stock.

            In 1993, options were granted at prices below fair market value for which compensation expense was recorded for the non-escrowed shares based on the amount by which such shares were below the fair market value at the time of grant. Additional compensation expense will be recorded if the related Escrowed Contingent Shares are released from escrow.

            Certain of the Bell Options granted during 1993 to one individual were granted contingent on certain future performance criteria and are accounted for as a variable plan. The Company recorded approximately $1,000 and $12,000 of compensation expense in 1994 and 1995, respectively, related to 1,500 and 5,028 of those options, respectively. There was no compensation expense relating to these options in 1996 or 1997.

The following table summarizes stock option activity:

                                                        1993 AND 1997 STOCK                           BELL OPTIONS
                                                             OPTION PLANS
                                                      ----------------------------------  ------------------------------------
                                                                             WEIGHTED                            WEIGHTED
                                                                             AVERAGE                              AVERAGE
                                                                             EXERCISE                            EXERCISE
                                                          NUMBER               PRICE            NUMBER             PRICE
                                                      -----------------  ---------------   -----------------  ---------------
Outstanding at December 31, 1994 .................       142,852            $8.02               823,235             $2.75
Granted  .........................................       177,653            10.40                16,589             11.89
Canceled .........................................        (5,517)           10.52               (20,471)             1.15
Exercised ........................................             -                -                (1,500)             1.15
                                                      -----------------  ---------------   -----------------  ---------------

Outstanding at December 31, 1995 .................       314,988             9.32               817,853              2.94
Granted  .........................................        34,898            10.36                12,500             10.38
Canceled .........................................       (64,066)           10.58               (69,660)             5.40
Exercised ........................................       (20,000)            8.00               (83,762)             1.15
                                                      -----------------  ---------------   -----------------  ---------------

Outstanding at December 31, 1996 .................       265,980             9.44               676,931              2.40
Granted  .........................................       579,402             3.50                     -                 -
Canceled .........................................      (267,039)            9.22               (66,528)             6.69
Exercised ........................................             -                -               (11,565)             1.15
                                                      -----------------  ---------------   -----------------  ---------------
Outstanding at December 31, 1997 .................       578,343            $3.69               598,838             $2.71
                                                      -----------------  ---------------   -----------------  ---------------
                                                      -----------------  ---------------   -----------------  ---------------

            The following table summarizes information concerning currently outstanding and exercisable stock options for the 1993 and 1997 Stock Option Plans as of December 31, 1997:

                                                                                        OPTIONS EXERCISABLE AT
                                  OPTIONS OUTSTANDING AT DECEMBER 31, 1997                 DECEMBER 31, 1997
                            ----------------------------------------------------      -----------------------------
                                                  WEIGHTED              WEIGHTED                        WEIGHTED
          RANGE OF                                AVERAGE               AVERAGE                         AVERAGE
          EXERCISE            NUMBER              REMAINING             EXERCISE         NUMBER         EXERCISE
           PRICES           OUTSTANDING       CONTRACTUAL LIFE           PRICE         EXERCISABLE       PRICE
--------------------------  ------------      ------------------      -----------     ------------     ------------
 $2.75 - 3.63                  490,565             4.3                    $3.44          330,565            $3.38
  4.03 - 5.44                   76,234             4.5                     4.23           29,901             4.18
  8.28 - 9.75                    3,981             1.6                     9.58            3,981             9.58
 10.43 - 12.25                   7,563             2.6                    11.10            6,497            11.09
                            ------------                                              ------------
                               578,343                                                   370,944
                            ------------                                              ------------
                            ------------                                              ------------

            The following table summarizes information concerning currently outstanding and exercisable stock options for the Bell Option Plan as of December 31, 1997:


                                                                                        OPTIONS EXERCISABLE AT
                                  OPTIONS OUTSTANDING AT DECEMBER 31, 1997                 DECEMBER 31, 1997
                            ----------------------------------------------------      -----------------------------
                                                  WEIGHTED              WEIGHTED                        WEIGHTED
          RANGE OF                                AVERAGE               AVERAGE                         AVERAGE
          EXERCISE            NUMBER              REMAINING             EXERCISE         NUMBER         EXERCISE
           PRICES           OUTSTANDING       CONTRACTUAL LIFE           PRICE         EXERCISABLE       PRICE
--------------------------  ------------      ------------------      -----------     ------------     ------------
   $1.15                       410,838             4.7                    $1.15          41,272            $1.15
    6.00                       183,000             5.4                     6.00          11,681             6.00
   10.38                         5,000             6.9                    10.38           1,250            10.38
                            ------------                                              ------------
                               598,838                                                   54,203
                            ------------                                              ------------
                            ------------                                              ------------

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

                                                                      YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                                   1996                          1997
                                                         ------------------------      ------------------------
                                                                            (IN THOUSANDS,
                                                                              EXCEPT PER
                                                                              SHARE DATA)
            Net loss
                 As reported  ...................              $(9,997)                       $(5,417)
                 Pro forma ......................              (10,488)                        (6,136)
            Net loss per share
                 As reported  ...................               $(2.46)                         $(.62)
                 Pro rorma ......................                (2.58)                          (.70)

            The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                           1993 AND 1997 STOCK OPTION PLANS                   BELL OPTION PLAN
                                      ------------------------------------------     ----------------------------------
                                             1996                    1997                 1996                1997
                                      ------------------      ------------------     ---------------     --------------
Risk free interest rates ..........       6.00 F-14                  6.00%                6.00%              6.00%
                                               %
Expected dividend yield ...........         None                     none                  none               none
Expected lives ....................        4 yrs.                  4.3 yrs.               4 yrs.            4.3 yrs.
Expected volatility ...............        60.06%                   55.00%                59.98%             55.00%

            The weighted average grant date fair values of options granted under the 1993 Stock Option Plan during 1996 and 1997 were $5.35 and $3.58, respectively. The weighted average grant date fair values of options granted under the Bell Option Plan during 1996 was $5.36. No options were granted under the Bell Option Plan during 1997.

NOTE 12--LICENSES:

CLIMATE CONTROL SEAT SYSTEM. In 1992, the Company obtained the worldwide license to manufacture and sell technology for a Climate Control Seat system to individual automotive OEMs and in 1997 obtained exclusive rights thereunder.. Under the terms of the license agreement, royalties are payable based on cumulative net sales. The Company has recorded royalty expense under this license agreement of $20,800, $8,500 and $18,000 in 1995, 1996 and 1997,
respectively.

RADAR SYSTEM. In January 1994, the Company entered into a license agreement for exclusive rights in certain automotive applications for certain radar technology. A licensing fee of $100,000 was paid in January 1994. Royalties are required to be paid based on cumulative net sales and are subject to minimum annual royalties beginning in 1995. The minimum royalty payments for 1995, 1996 and 1997 were $50,000, $100,000 and $150,000, respectively.

NOTE 13--MAJOR CONTRACTS:

            In December 1994, the Company entered into contracts with two Asian manufacturing companies to produce approximately 50 aluminum chassis passenger electric vehicle systems. These contracts, together with 1995 additions, were valued at approximately $9,600,000, of which the Company received $2,230,000 in 1995, $4,193,000 in 1996 and $1,487,000 in 1997. For the years ended December
31, 1995, 1996 and 1997, the Company recognized revenue of $4,040,000, $5,328,000, and $145,000, respectively, from this contract. At December 31, 1996, $872,000 was included in Unbilled Revenue representing amounts recognized as revenue for which billings had not been presented to the customer.

NOTE 14--GRANTS:

            Grant funding received by the Company is essentially a cost sharing arrangement whereby the Company obtains reimbursement from the funding source for a portion of direct costs and reimbursable administrative expenses incurred in managing specific programs related to the technologies utilized in the Company's products. The Company is obligated to provide specified services and to undertake specified activities under its arrangement with the funding sources for these programs.

            CALSTART, Inc. ("CALSTART"), a not-for-profit consortium of public and private entities (Note 15) was organized to support programs designed to promote the development of advanced transportation including the advancement of electric vehicles. CALSTART's support is primarily through the direct or indirect arrangement of grant funding for such programs. Since 1992, the Company has been selected by CALSTART to manage or co-manage several such programs. Revenues recognized from CALSTART related programs were $2,198,000, $840,000 and $389,000 during 1995, 1996 and 1997, respectively. The Company has also received grants from the California Energy Commission, the Federal Transit Administration and from the Southern California Air Quality Management District related to work on its electric vehicle and its climate control seat technology.

NOTE 15--COMMITMENTS AND CONTINGENCIES:

            The Company leases its facility in Irwindale, California for $20,000 per month under an agreement which expires December 31, 2002. The Company also had a sublease agreement with CALSTART (Note 16) on a facility in Alameda, California, for approximately $11,000 per month which expired in July 1997. The Company shut down operations at that facility during 1997. Rent expense under all of the Company's operating leases was $512,000, $595,000 and $415,000 for 1995, 1996 and 1997, respectively.

            In December 1994, the Company entered into a 60-month capital lease contract for an IBM computer system with an implicit interest rate of 11.8% and, in July 1995, entered into a 36-month capital lease contract with an implicit interest rate of 19.7% for additional computer equipment. The future minimum annual commitments under capital leases for 1998 and 1999 are $23,000 and $20,000, respectively.

            The Company is involved in various pending litigation arising out of the normal conduct of its business, including those relating to commercial transactions and contracts. In the opinion of management, based in part on the opinion of legal counsel, the final outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 16--RELATED PARTY TRANSACTIONS:

            Dr. Bell, Chairman of the Board and the principal shareholder of the Company, co-founded CALSTART (Notes 14 and 15) in 1992, served as its interim President, and for the last four years has served on CALSTART's Board of Directors and is a member of its Executive Committee.

            The Company leased space from CALSTART from June 1992 until April 1994 at no charge at which time the Company moved to facilities in Monrovia, California and then to its current facility. In December 1995, the Company signed a 13-month lease with CALSTART for a 24,000 square foot manufacturing and office facility located in Alameda, California for an advance payment of $450,000 and $11,000 per month (Note 15). The lease, as amended, expired in July 1997.

            At December 31, 1995 and 1996, the Company owed $150,000 and $73,000, respectively, to CALSTART related to the lease, and at December 31, 1995, 1996 and 1997 CALSTART owed to the Company $135,000, $343,000 and $153,000, respectively, relating primarily to amounts withheld from payments made by CALSTART under several grant programs which will be paid to the Company upon completion of the respective grant programs.

            On September 9, 1996, Dr. Bell, the President and principal shareholder of the Company, loaned $200,000 to the Company at 8% interest without collateral and due on demand. Dr. Bell loaned to the Company an additional $100,000 on January 29, 1997 and $150,000 on February 12, 1997 at 10% interest without collateral. The Company repaid these loans totaling $450,000 in February 1997 from the proceeds of the Company's follow-on public offering. In addition, the Company leases its current facilities from Dillingham Partners, an entity that is 60% controlled by Dr. Bell. The Company determined that the terms of the lease are better than those which could be obtained from other lessors.

NOTE 17 - JOINT VENTURE AGREEMENT:

            On July 24, 1997, the Company entered into a joint venture agreement with Yazaki Corporation ("Yazaki") to develop and market the Company's Interactive Voice System (IVS-TM-), a voice activated navigation system. Under the terms of the agreement, the Company received $1,800,000 in cash and a note receivable for $1,000,000 in consideration for net assets related to Amerigon's voice interactive technology totaling approximately $89,000. In addition, the Company incurred costs of $348,000 associated with the sale.

                              AMERIGON INCORPORATED

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                                 (IN THOUSANDS)



                                                 BALANCE AT           CHARGED TO       CHARGED TO       DEDUCTIONS     BALANCE AT
                                                BEGINNING OF           COSTS AND         OTHER             FROM          END OF
DESCRIPTION                                        PERIOD              EXPENSES         ACCOUNTS         RESERVES        PERIOD
-----------                                     ------------          ----------       ----------       ----------     -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 1995 ..............         $100                 $10              $-               $(10)             $100
Year Ended December 31, 1996 ..............          100                  80               -               (100)               80
Year Ended December 31, 1997 ..............           80                   -               -                   -               80

ALLOWANCE FOR DEFERRED INCOME TAX ASSETS
Year Ended December 31, 1995 ..............        2,592               1,327               -                   -            3,919
Year Ended December 31, 1996 ..............        3,919               3,242               -                   -            7,161
Year Ended December 31, 1997 ..............        7,161               2,118               -                   -            9,279

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERIGON INCORPORATED

                                        By:
                                               -----------------------------
                                                    Lon E. Bell, Ph. D.

                                                  CHIEF EXECUTIVE OFFICER
                                                            AND
                                                   CHAIRMAN OF THE BOARD

                                                       March 27, 1998

                                               -----------------------------
                                                            (Date)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



        SIGNATURE                                     CAPACITY                                DATE
        ---------                                     --------                                -----
   Lon E. Bell, Ph. D.            Chief Executive Officer and Chairman of the Board         March 27, 1998

   Richard A. Weisbart            President and Chief Operating Officer                     March 27, 1998

    Roy A. Anderson               Director                                                  March 27, 1998

     John W. Clark                Director                                                  March 27, 1998

A.Stephens Hutchcraft, Jr.        Director                                                  March 27, 1998

   Michael R. Peevey              Director                                                  March 27, 1998