Form 10-K405/A
period 1997-12-31
AMERIGON INC
filed 1998-04-03
CIK 903129

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                  FORM 10-K/A
                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
/X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       [FEE REQUIRED]
                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       [NO FEE REQUIRED]
                        FOR THE TRANSITION PERIOD FROM TO
                         COMMISSION FILE NUMBER 0-21810

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

    The Company received no funds to offset its development expenses from any funding source in 1991 and, in 1992, secured its first outside grant totaling $1,900,000. In 1993, the Company sold $188,000 in prototypes of its developing technology adaptations and, in addition, recorded $2,101,000 in grant revenue. In 1994, the sale of prototypes increased and the Company recorded its first development contract revenues, increasing revenues from these sources to $1,336,000. Grant revenues became less important as a source of total revenues, decreasing in 1994 to 49% of total revenues from 92% in 1993. In late 1994, the Company entered into the Samsung contract, from which revenues of $4,040,000, $5,328,000, and $533,000 were recorded in 1995, 1996 and 1997, respectively. In addition, the Company recorded revenues from two grants related to the development of the electric vehicle technology in 1995 and 1996 of $1,872,000 and $840,000, respectively. The Company's activity on the Samsung contract diminished during the fourth quarter of 1996 and substantially concluded at the end of the year. No replacement revenue was scheduled for 1996 or 1997. In addition, in 1996, the Company substantially completed work relating to the two electric vehicle grants, with no replacement grants presently scheduled to follow. As of December 31, 1997, the Company had only minor development contracts in place. The Company has significantly reduced its efforts to obtain any additional grants and intends to focus its efforts on working toward production contracts for Climate Control Seat ("CCS") systems and radar sensor systems. See "Item 1--Risk Factors--Dependence on Grants; Government Audits of Grants."

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

    Direct costs for development contracts and related grants increased from $5,332,000 in 1995 to $11,533,000 in 1996 due primarily to increased activity in the Company's electric vehicle program in 1996 (particularly in connection with the Samsung contract and related grants). Included in these costs are costs related to commercial sales of IVS-TM- products totaling $490,000 in 1996 and $412,000 in 1995. Direct grant costs decreased from $339,000 in 1995 to $210,000 in 1996 due to the decline in grant project activities in which the Company was engaged during 1996.

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

    SG&A increased from $3,135,000 in 1995 to $3,410,000 in 1996. The increase in 1996 was due primarily to non-recurring costs incurred by the Company during the year for legal and other services in connection with the Board of Director's consideration of various corporate financing alternatives, as well as for outside consulting services in connection with the Company's efforts to identify strategic or financial partners for its electric vehicle and IVS-TM- products. Interest income decreased from $127,000 in 1995 to $48,000 in 1996 due to a lower amount of invested cash in 1996. Net interest income (expense) was $127,000 in 1995 compared with ($163,000) in 1996.

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

Commitments and contingencies: (Notes 12 and 15)

Shareholders' equity (deficit): (Notes 9, 10, and 11)
    Preferred stock, no par value; 5,000 shares authorized,
     none issued and outstanding
    Common stock:
        Class A-no par value; 40,000 shares
          authorized, 4,069 and 9,550 issued and outstanding in
          1996 and 1997, respectively; an additional 3,000 shares
          held in escrow . . . . . . . . . . . . . . . . . . . . . . .          17,321            28,149
        Class B-no par value; 3,000 shares authorized,
          none issued and outstanding . . . . . . . . . . . . . . . .               -                 -
    Contributed capital. . . . . . . . . . . . . . . . . . . . . . . .           3,115             9,882
    Deficit accumulated during development stage . . . . . . . . . . .         (23,184)          (28,601)
                                                                          ------------        ----------
          Total shareholders' equity (deficit) . . . . . . . . . . . .          (2,748)            9,430
                                                                          ------------        ----------
        Total liabilities and shareholders' equity (deficit) . . . . .          $3,922          $10,568
                                                                          ------------        ----------
                                                                          ------------        ----------

            See accompanying notes to the financial statements.

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                                                          FROM
                                                                                                                        APRIL 23,
                                                                                                                          1991
                                                                                                                      (INCEPTION)
                                                                                                                          TO
                                                                       YEAR ENDED DECEMBER 31,                         DECEMBER 31,
                                                                  -----------------------------------------------     -------------
                                                                       1995           1996              1997               1997
                                                                  ------------    ----------        ------------      ------------
Revenues:
    Development contracts and related grants. . . . . . . .             $7,290        $7,115              $1,281            $17,210
    Grants  . . . . . . . . . . . . . . . . . . . . . . . .                519           332                  27              6,183
       Total revenues . . . . . . . . . . . . . . . . . . .              7,809         7,447               1,308             23,393

Costs and expenses:
    Direct development contract and related grant costs . .              5,332        11,533               2,586             20,904
    Direct grant costs. . . . . . . . . . . . . . . . . . .                339           210                  25              4,757
    Research and development. . . . . . . . . . . . . . . .              2,367         2,128               2,072             10,859
   Selling, general and  administrative, including
      reimbursable administrative costs . . . . . . . . . .              3,135         3,410               4,471             18,258
                                                                   ------------    ----------        ------------        ----------
      Total costs and expenses. . . . . . . . . . . . . . .             11,173        17,281               9,154             54,778
                                                                   ------------    ----------        ------------        ----------

Operating loss  . . . . . . . . . . . . . . . . . . . . . .             (3,364)       (9,834)             (7,846)           (31,385)
Interest income . . . . . . . . . . . . . . . . . . . . . .                127            48                 477              1,043
Interest expense. . . . . . . . . . . . . . . . . . . . . .                 --          (211)                (71)              (282)
Gain on disposal of assets (Note 17). . . . . . . . . . . .                 --             --               2,363              2,363
                                                                   ------------    ----------        ------------        ----------

Net loss before extraordinary items . . . . . . . . . . . .             (3,237)       (9,997)             (5,077)           (28,261)
Extraordinary loss from extinguishment of
    indebtedness. . . . . . . . . . . . . . . . . . . . . .                  -            -                 (340)              (340)
                                                                    ------------    ----------        ------------        ----------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .            $(3,237)      $(9,997)            $(5,417)          $(28,601)
                                                                   ------------    ----------        ------------        ----------

Basic and diluted net loss per share before
    extraordinary item . .  . . . . . . . . . . . . . . . .             $(0.98)       $(2.46)            $ (0.58)
                                                                   ------------    ----------        ------------
Basic and diluted net loss per share. . . . . . . . . . . .             $(0.98)       $(2.46)             $(0.62)
                                                                   ------------    ----------        ------------
Weighted average number of shares outstanding . . . . . . .              3,306         4,062               8,796
                                                                   ------------    ----------        ------------

            See accompanying notes to the financial statements.

                                      AMERIGON INCORPORATED
                                (A DEVELOPMENT STAGE ENTERPRISE)

                          STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                         (IN THOUSANDS)


                                                                            Preferred            Common Stock
                                                                              Stock                (Class A)
                                                                            ---------              ---------
                                                                      Shares         Amount         Shares
                                                                   ------------   -------------     ---------

Balance at April 23, 1991(inception) . . . . . . . . . . .                -             $-            1,000
    Contributed capital-founders' services
          provided without compensation. . . . . . . . . .                -             -                 -
     Net loss  . . . . . . . . . . . . . . . . . . . . . .                -             -                 -
                                                                   -----------     ------------    --------
Balance at December 31, 1991 . . . . . . . . . . . . . . .                -             -             1,000
                                                                   -----------     ------------    --------
      Transfer of common stock to employee by
           principal shareholder for services. . . . . . .                -             -                 -
      Contributed capital-founders' services provided
           without compensation  . . . . . . . . . . . . .                -             -                 -
      Net loss . . . . . . . . . . . . . . . . . . . . . .                -             -                 -
                                                                   -----------     ------------    --------
Balance at December 31, 1992 . . . . . . . . . . . . . . .                -             -             1,000
      Issuance of common stock (public offering) . . . . .                -             -             2,300
      Options granted by principal shareholder for
            services  . . . . . . . . . . . . . . . . . .                 -             -                 -
      Contribution of notes payable to contributed capital.               -             -                 -
      Net loss  . . . . . . . . . . . . . . . . . . . . . .               -             -                 -
                                                                   -----------     ------------    --------
Balance at December 31, 1993. . . . . . . . . . . . . . . .               -             -             3,300
      Compensation recorded for variable plan stock
            option (Note 11). . . . . . . . . . . . . . . .               -             -                 -
      Net loss  . . . . . . . . . . . . . . . . . . . . . .               -             -                 -
                                                                   -----------     ------------    --------
Balance at December 31, 1994. . . . . . . . . . . . . . . .               -             -             3,300
      Private placement of common stock . . . . . . . . . .               -             -               750
      Compensation recorded for variable plan stock
            option (Note 11). . . . . . . . . . . . . . . .               -             -                 -
      Net loss  . . . . . . . . . . . . . . . . . . . . . .               -             -                 -
                                                                   -----------     ------------    --------
Balance at December 31, 1995  . . . . . . . . . . . . . . .               -             -             4,050
      Exercise of stock options . . . . . . . . . . . . . .               -             -                20
      Repurchase of common stock. . . . . . . . . . . . . .               -             -                (1)
      Expenses of sale of stock . . . . . . . . . . . . . .               -             -                 -
      Net loss  . . . . . . . . . . . . . . . . . . . . . .               -             -                 -
                                                                   -----------     ------------    --------
Balance at December 31, 1996  . . . . . . . . . . . . . . .               -             -             4,069
      Issuance of common stock (public offering). . . . . .               -             -             5,474
      Conversion of Bridge Debentures into Class A
             Warrants . . . . . . . . . . . . . . . . . . .               -             -                 -
      Net loss. . . . . . . . . . . . . . . . . . . . . . .               -             -                 -
                                                                   -----------     ------------    --------
Balance at December 31, 1997                                              -             $-            9,543
                                                                   -----------     ------------    --------

                                                                                  Common Stock
                                                                   ------------------------------------------
                                                                       Class A               Class B
                                                                       -------               -------
                                                                       Amount         Shares          Amount
                                                                   ------------   -------------     ---------
Balance at April 23, 1991(inception) . . . . . . . . . . .             100               -               $-
    Contributed capital-founders' services
          provided without compensation. . . . . . . . . .              -                -               -
     Net loss. . . . . . . . . . . . . . . . . . . . . . .              -                -               -
                                                                -----------       ------------      --------
Balance at December 31, 1991 . . . . . . . . . . . . . . .            100                -               -
      Transfer of common stock to employee by
           principal shareholder for services. . . . . . .              -                -               -
      Contributed capital-founders' services provided
           without compensation  . . . . . . . . . . . . .              -                -               -
      Net loss . . . . . . . . . . . . . . . . . . . . . .              -                -               -
                                                                -----------       ------------      --------
Balance at December 31, 1992 . . . . . . . . . . . . . . .            100                -               -
      Issuance of common stock (public offering) . . . . .         11,534                -               -
      Options granted by principal shareholder for
            services  . . . . . . . . . . . . . . . . . . .            -                 -               -
      Contribution of notes payable to contributed capital.            -                 -               -
      Net loss . . . . . . . . . . . . . . . . . . . . . .             -                 -               -
                                                                -----------       ------------      --------
Balance at December 31, 1993 . . . . . . . . . . . . . . .         11,634                -               -
      Compensation recorded for variable plan stock
            option (Note 11) . . . . . . . . . . . . . . .              -                -               -
      Net loss . . . . . . . . . . . . . . . . . . . . . .              -                -               -
                                                                -----------        ------------      --------
Balance at December 31, 1994 . . . . . . . . . . . . . . .         11,634                -               -
      Private placement of common stock. . . . . . . . . .          5,636                -               -
      Compensation recorded for variable plan stock
            option (Note 11) . . . . . . . . . . . . . . .             -                 -               -
      Net loss . . . . . . . . . . . . . . . . . . . . . .             -                 -               -
                                                                -----------       ------------       --------
Balance at December 31, 1995 . . . . . . . . . . . . . . .        17,270                 -               -
      Exercise of stock options. . . . . . . . . . . . . .           160                 -               -
      Repurchase of common stock . . . . . . . . . . . . .           (15)                -               -
      Expenses of sale of stock. . . . . . . . . . . . . .           (94)                -               -
      Net loss . . . . . . . . . . . . . . . . . . . . . .             -                 -               -
                                                               -----------       ------------       --------
Balance at December 31, 1996 . . . . . . . . . . . . . . .        17,321                 -               -
      Issuance of common stock (public offering) . . . . .        10,828                 -               -
      Conversion of Bridge Debentures into Class A
             Warrants. . . . . . . . . . . . . . . . . . .             -                 -               -
      Net loss . . . . . . . . . . . . . . . . . . . . . .             -                 -               -
                                                              -----------       ------------      --------
Balance at December 31, 1997 . . . . . . . . . . . . . . .    $   28,149                 -             $ -
                                                              ------------      ------------      ---------

                                                                                        Deficit
                                                                                         Accum.
                                                                                        During
                                                                     Contrib.           Devel.
                                                                     Capital            Stage                  Total
                                                                   ------------       -----------          ---------
Balance at April 23, 1991(inception) . . . . . . . . . . .                   $-               $-                100
    Contributed capital-founders' services                                                     -                  -
          provided without compensation. . . . . . . . . .                  111                -                111
     Net loss. . . . . . . . . . . . . . . . . . . . . . .                    -             (616)              (616)
                                                                   ------------      -----------          ---------
Balance at December 31, 1991 . . . . . . . . . . . . . . .                  111             (616)              (405)
      Transfer of common stock to employee by
           principal shareholder for services. . . . . . .                  150                -                150
      Contributed capital-founders' services provided
           without compensation  . . . . . . . . . . . . .                  189                -                189
      Net loss . . . . . . . . . . . . . . . . . . . . . .                    -           (1,459)            (1,459)
                                                                   ------------      -----------          ---------
Balance at December 31, 1992 . . . . . . . . . . . . . . .                  450           (2,075)            (1,525)
      Issuance of common stock (public offering) . . . . .                    -               -              11,534
      Options granted by principal shareholder for . . . .
            services  . . . . . . . . . . . . . . . . . . .                 549                -                549
      Contribution of notes payable to contributed capital.               2,102                -              2,102
      Net loss . . . . . . . . . . . . . . . . . . . . . .                    -           (3,640)            (3,640)
                                                                   ------------      -----------          ---------
Balance at December 31, 1993 . . . . . . . . . . . . . . .                3,101           (5,715)             9,020
      Compensation recorded for variable plan stock
            option (Note 11) . . . . . . . . . . . . . . .                    1                -                  1
      Net loss . . . . . . . . . . . . . . . . . . . . . .                    -           (4,235)            (4,235)
                                                                   ------------      -----------          ---------
Balance at December 31, 1994 . . . . . . . . . . . . . . .                3,102           (9,950)             4,786
      Private placement of common stock. . . . . . . . . .                    1                -              5,637
      Compensation recorded for variable plan stock
            option (Note 11) . . . . . . . . . . . . . . .                   12                -                 12
      Net loss . . . . . . . . . . . . . . . . . . . . . .                    -           (3,237)            (3,237)
                                                                   ------------      -----------          ---------
Balance at December 31, 1995 . . . . . . . . . . . . . . .                3,115          (13,187)             7,198
      Exercise of stock options. . . . . . . . . . . . . .                    -                -                160
      Repurchase of common stock . . . . . . . . . . . . .                    -                -                (15)
      Expenses of sale of stock. . . . . . . . . . . . . .                    -                -                (94)
      Net loss . . . . . . . . . . . . . . . . . . . . . .                    -           (9,997)            (9,997)
                                                                   ------------      -----------          ---------
Balance at December 31, 1996 . . . . . . . . . . . . . . .                3,115          (23,184)            (2,748)
      Issuance of common stock (public offering) . . . . .                6,617               -              17,445
      Conversion of Bridge Debentures into Class A . . . .
             Warrants. . . . . . . . . . . . . . . . . . .                  150               -                 150
      Net loss . . . . . . . . . . . . . . . . . . . . . .                    -           (5,417)            (5,417)
                                                                   ------------      -----------          ---------
Balance at December 31, 1997 . . . . . . . . . . . . . . .               $9,882      $   (28,601)             9,430
                                                                   ------------      -----------          ---------

                    See accompanying notes to the financial statements.

                                      AMERIGON INCORPORATED
                               (A DEVELOPMENT STAGE ENTERPRISE)

                                     STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)

                                                                                                      FROM
                                                                                                  APRIL 23,1991
                                                                                                 (INCEPTION) TO
                                                             YEAR ENDED DECEMBER 31,               DECEMBER 31,
                                                    ----------------------------------------
                                                       1995              1996         1997            1997
                                                    ----------          -------      -------     --------------
Operating activities:
   Net loss  . . . . . . . . . . . . . . .             $(3,237)         $(9,997)    $(5,417)         $(28,601)

   Adjustments to reconcile net
     loss to net cash used in
      operating activities:
      Depreciation and amortization . . . .                283              357         162             1,074
      Provision for doubtful accounts . . .                 10               80           -               190
      Stock option compensation . . . . . .                 12                -           -               712
      Gain from sale of assets  . . . . . .                  -                -      (2,363)           (2,363)
      Contributed capital-founders'
        services provided without cash
        compensation. . . . . . . . . . . .                  -                -           -               300
      Change in operating assets
        and liabilities:
        Accounts receivable . . . . . . . .               (294)            (216)        933              (445)
        Unbilled revenue. . . . . . . . . .             (1,193)             311       1,157                 -
        Inventory . . . . . . . . . . . . .               (243)             223         (35)              (55)
        Prepaid expenses and other assets .               (872)             217         548              (196)
        Accounts payable  . . . . . . . . .                861              444      (1,265)              302
        Deferred revenue  . . . . . . . . .             (1,660)              60         (57)               97
        Accrued liabilities . . . . . . . .                230                7        (133)              386
                                                        ------           ------      ------           -------
   Net cash used in operating assets  . . .             (6,103)          (8,514)     (6,470)          (28,599)

Investing activities:
        Purchase of property and
          equipment . . . . . . . . . . . .               (353)            (182)       (302)           (1,746)
        Proceeds from sale of assets. . . .                  -                -       2,800             2,800
        Receivable from sale of assets. . .                  -                -      (1,000)           (1,000)
        Short-term investments. . . . . . .              2,910                -      (2,400)           (2,400)
                                                        ------           ------      ------           -------
        Net cash provided (used in)
           investing activities . . . . . .              2,557             (182)       (902)           (2,346)

Financing activities:
        Proceeds from sale of common
           stock units, net . . . . . . . .              5,637              (94)     17,595            34,772
        Proceeds from exercise of
           stock options  . . . . . . . . .                  -              160           -               160
        Repurchase of common stock  . . . .                  -              (15)          -               (15)
        Borrowing under line of credit                   1,100            5,180           -             6,280
        Repayment of line of credit . . . .             (1,100)          (3,993)     (1,187)           (6,280)
        Repayment of capital lease  . . . .                (10)             (25)         (2)              (37)
        Proceeds from Bridge Financing. . .                  -            3,000           -             3,000
        Repayment of Bridge Financing                        -                -      (3,000)           (3,000)
        Proceeds from note payable to
           shareholder  . . . . . . . . . .                  -              200         250               450
        Repayment of note payable to
           shareholder  . . . . . . . . . .                  -                -        (450)             (450)
        Notes payable contributed to
           capital  . . . . . . . . . . . .                  -                -           -             2,102
                                                        ------           ------      ------           -------
        Net cash provided by financing
           activities . . . . . . . . . . .              5,627            4,413      13,206            36,982
                                                        ------           ------      ------           -------
        Net increase (decrease) in cash
           and cash equivalents . . . . . .              2,081           (4,283)      5,834             6,037
        Cash and cash equivalents at
           beginning of period  . . . . . .              2,405            4,486         203                 -
                                                        ------           ------      ------           -------
        Cash and cash equivalents at end
           of period. . . . . . . . . . . .             $4,486             $203      $6,037            $6,037
                                                        ------           ------      ------           -------

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

     Amerigon's activities through December 31, 1997, include (1) obtaining the rights to the basic technology underlying the Climate Control Seat system, certain radar applications and the interactive voice navigation system; (2) obtaining financing from grants and other sources and conducting development programs related to electric vehicles and its other products; (3) marketing of these development stage products to automotive companies and their suppliers; and (4) completing the development, in December 1995, of the audio navigator system and selling the first commercial units. The Company is currently seeking strategic partners to form a joint venture company or for the sale or licensing of its electric vehicle systems. Amerigon has completed a joint venture for its interactive voice navigation system, and plans to focus continuing development activities on its Climate Control Seat and radar systems.

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

NOTE 3--HISTORICAL LOSSES:

     The Company is a development stage enterprise and has incurred losses from operations of $28,601,000 from its inception in April 1991 through December 31, 1997. At December 31, 1997, the Company had working capital of $8,826,000 with substantially no long-term debt. Management believes that its working capital is sufficient to meet its cash flow requirements for a period of 12 months from the balance sheet date. Management will continue to evaluate its financing alternatives during the course of fiscal 1998. The Company may continue to incur losses for the foreseeable future due to the costs anticipated to be incurred with the development, manufacture and marketing of its products.

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

            In connection with the public offering of Units completed on February 18, 1997, the Company issued 4,760,000 Class A Warrants to purchase Class A Common Stock. Each Class A Warrant entitles the registered holder thereof to purchase, at any time until February 12, 2002, one share of the Company's Class A Common Stock at an exercise price of $5.00, subject to adjustment. Commencing February 12, 1998, the Company may, upon 30 days' written notice, redeem each Class A Warrant in exchange for $.05 per Class A Warrant, provided that before any such redemption, the closing bid price of the Class A Common Stock as reported by the Nasdaq SmallCap Market or the closing bid price on any national exchange (if the Company's Class A Common Stock is listed thereon) shall have, for 30 consecutive days ending within 15 days of the date of the notice of redemption, averaged in excess of $8.75 (subject to adjustment in the event of any stock splits or other similar events). In addition, the underwriter had an over-allotment option to sell an additional 2,550 of the Units sold in the offering which would result in the issuance of an additional 714,000 shares of Class A Common Stock and 714,000 Class A Warrants. This over-allotment option was exercised by the underwriter on March 7, 1997 (Note
9). The underwriter, as part of the underwriting fee, has an option to purchase an additional 1,700 Units which would, if exercised, result in the issuance of an additional 476,000 shares of Class A Common Stock and 476,000 Class A Warrants. Bridge Debentures issued in connection with the Bridge Financing in October 1996 (Note 8) were converted on February 18, 1997 into 1,620,000 Class A Warrants upon completion of the Company's follow-on public offering.

NOTE 11--STOCK OPTIONS:

1993 AND 1997 STOCK OPTION PLANS

            Under the Company's 1993 and 1997 Stock Option Plans (the "Plans"), 750,000 and 550,000 shares, respectively, of the Company's Class A Common Stock are reserved for issuance, pursuant to which officers and employees of the Company as well as other persons who render services to or are otherwise associated with the Company are eligible to receive qualified ("incentive") and/or non-qualified stock options.

            The Plans, which expire in April 2003 and 2007, respectively, are administered by the Board of Directors or a stock option committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions are determined by the Board of Directors or stock option committee at its sole discretion, in order to attract and retain personnel instrumental to the success of the Company. Incentive stock options granted under both Plans are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plans to a shareholder owning more than 10% of the voting power of the Company on the date of grant may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant.

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

                                                                      YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                                   1996                          1997
                                                         ------------------------      ------------------------
                                                                            (IN THOUSANDS,
                                                                              EXCEPT PER
                                                                              SHARE DATA)
            Net loss
                 As reported  ...................              $(9,997)                       $(5,417)
                 Pro forma ......................              (10,488)                        (6,136)
            Net loss per share
                 As reported  ...................               $(2.46)                         $(.62)
                 Pro forma ......................                (2.58)                          (.70)

            The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                           1993 AND 1997 STOCK OPTION PLANS                   BELL OPTION PLAN
                                      ------------------------------------------     ----------------------------------
                                             1996                    1997                 1996                1997
                                      ------------------      ------------------     ---------------     --------------
Risk free interest rates ..........          6%                       6%                    6%                 6%
Expected dividend yield ...........         none                     none                  none               none
Expected lives ....................        4 yrs.                  4.3 yrs.               4 yrs.            4.3 yrs.
Expected volatility ...............         60%                      55%                   60%                 55%

            The weighted average grant date fair values of options granted under the 1993 Stock Option Plan during 1996 and 1997 were $5.35 and $3.58, respectively. The weighted average grant date fair values of options granted under the Bell Option Plan during 1996 was $5.36. No options were granted under the Bell Option Plan during 1997.

NOTE 12--LICENSES:

CLIMATE CONTROL SEAT SYSTEM. In 1992, the Company obtained the worldwide license to manufacture and sell technology for a Climate Control Seat system to individual automotive OEMs and in 1997 obtained exclusive rights thereunder. Under the terms of the license agreement, royalties are payable based on cumulative net sales. The Company has recorded royalty expense under this license agreement of $20,800, $8,500 and $18,000 in 1995, 1996 and 1997,
respectively.

RADAR SYSTEM. In January 1994, the Company entered into a license agreement for exclusive rights in certain automotive applications for certain radar technology. A licensing fee of $100,000 was paid in January 1994. Royalties are required to be paid based on cumulative net sales and are subject to minimum annual royalties beginning in 1995. The minimum royalty payments for 1995, 1996 and 1997, were $50,000, $100,000 and $150,000, respectively.

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

NOTE 17 - JOINT VENTURE AGREEMENT:

            On July 24, 1997, the Company entered into a joint venture agreement with Yazaki Corporation ("Yazaki") to develop and market the Company's Interactive Voice System (IVS-TM-), a voice activated navigation system. Under the terms of the agreement, the Company received $1,800,000 in cash and a note receivable for $1,000,000 in consideration for net assets related to Amerigon's interactive voice navigation technology totaling approximately $89,000. In addition, the Company incurred costs of $348,000 associated with the sale.

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



        SIGNATURE                                     CAPACITY                                DATE
        ---------                                     --------                                -----
   Lon E. Bell, Ph. D.            Chief Executive Officer and Chairman of the Board         March 27, 1998

   Richard A. Weisbart            President and Chief Operating Officer                     March 27, 1998

    Roy A. Anderson               Director                                                  March 27, 1998

     John W. Clark                Director                                                  March 27, 1998

A. Stephens Hutchcraft, Jr.       Director                                                  March 27, 1998

   Michael R. Peevey              Director                                                  March 27, 1998