Form 10-Q
period 1998-03-31
AMERIGON INC
filed 1998-05-07
CIK 903129

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                                     (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE

                  For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to ________________.

                         Commission File Number: 0 - 21810

                               AMERIGON INCORPORATED
                               ---------------------
               (Exact name of registrant as specified in its charter)


               California                              95-4318554
--------------------------------------  --------------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)


5462 Irwindale Avenue, Irwindale, California              91706
--------------------------------------------    ------------------------------
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

At April 15, 1998 the registrant had 12,550,445 shares of Class A Common Stock, no par value; no shares of Class B Common Stock, no par value; and no shares Preferred Stock, no par value, issued and outstanding.

                               AMERIGON INCORPORATED

                                 TABLE OF CONTENTS



Part I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets                                        3

               Statements of Operations                              4

               Statements of Cash Flows                              5

               Notes to Financial Statements                         6

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations         8

Part II OTHER INFORMATION                                           11

    Item 6. Exhibits and Reports on Form 8-K

    Signature                                                       12


                                     (2)

PART I

                          ITEM 1. FINANCIAL STATEMENTS
                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        December 31,     March 31,
                                                            1997           1998
                                                        ------------    -----------
                                ASSETS                                  (unaudited)
Current Assets:
    Cash & cash equivalents                                $6,037         $4,822
    Short term investments                                  2,400          1,393
    Accounts receivable less allowance of $80                 255            114
    Receivable due from joint venture partner               1,000          1,000
    Inventory, primarily raw materials                         35            193
    Prepaid expenses and other assets                         196            148
                                                        ------------    -----------
          Total current assets                              9,923          7,670

Property and equipment, net                                   645            911
                                                        ------------    -----------
    Total Assets                                          $10,568         $8,581
                                                        ------------    -----------
                                                        ------------    -----------

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilites:
    Accounts payable                                         $650           $616
    Deferred revenue                                           97             97
    Accrued liabilities                                       350            261
                                                        ------------    -----------
        Total current liabilities                           1,097            974

Long term portion of capital lease                             41             34
                                                        ------------    -----------

Shareholders' Equity:
    Preferred stock, no par value; 5,000 shares
         authorized, none issued and outstanding
    Common Stock;
      Class A - no par value; 40,000 shares authorized,
       9,550 issued and outstanding at
       March 31, 1998 and December 31, 1997
       (An additional 3,000 shares held in escrow)         28,149         28,149
      Class B - no par value; 3,000 shares authorized,
       none issued and outstanding                                 -              -
    Contributed capital                                     9,882          9,882
    Deficit accumulated during development stage          (28,601)       (30,458)
                                                        ------------    -----------
        Total shareholders' equity (deficit)                9,430          7,573

                                                        ------------    -----------
        Total Liabilities and Shareholders' Equity        $10,568         $8,581
                                                        ------------    -----------
                                                        ------------    -----------

            See accompanying notes to the condensed financial statements


                                     (3)

                            AMERIGON INCORPORATED
                      (A DEVELOPMENT STAGE ENTERPRISES)

                          STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                            From
                                                                        April 23,1991
                                                      Three Months       (inception)
                                                      Ended March 31,    to March 31,
                                                    ------------------  -------------
                                                    1997          1998       1998
                                                    ----          ----       ----
Revenues:
    Development contracts and
     related grants                                $  384        $  84        $17,294
    Grants                                             12            -          6,183
                                                   ------        -----        -------
        Total Revenue                                 396           84         23,477
                                                   ------        -----        -------
Costs And Expenses:
  Direct development contract and
    related grant costs                               869            -         20,904
  Direct grant costs                                   28            -          4,757
  Research and development                            256        1,024         11,883
  Selling, general and administrative,
    including reimbursable expenses                   794        1,013         19,271
                                                   ------        -----        -------
      Total Costs and Expenses                      1,947        2,037         56,815
                                                   ------        -----        -------
Operating Loss                                     (1,551)      (1,953)       (33,338)

Interest income                                        67           96          1,139
Interest expense                                     (117)           -           (282)
Gain on disposal of assets                              -            -          2,363
                                                   ------        -----        -------
Net loss before extraordinary item                ($1,601)     ($1,857)      ($30,118)
Extraordinary loss from extinguishment
    of indebtedness                                  (340)           -           (340)
                                                   ------        -----        -------
Net loss                                          ($1,941)     ($1,857)      ($30,458)
                                                   ------        -----        -------
                                                   ------        -----        -------
Basic and diluted net loss per share
  before extraordinary item                        ($0.25)      ($0.19)
                                                   ------        -----
                                                   ------        -----
Basic and diluted net loss per share               ($0.30)      ($0.19)
                                                   ------        -----
                                                   ------        -----
Weighted average number of shares outstanding       6,488       9,550
                                                   ------        -----
                                                   ------        -----

            See accompanying notes to the condensed financial statements

                                      (4)

                            AMERIGON INCORPORATED
                      (A DEVELOPMENT STAGE ENTERPRISES)

                           STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                                            From
                                                                        April 23,1991
                                                      Three Months       (inception)
                                                      Ended March 31,    to March 31,
                                                    1997          1998       1998
                                                  --------      -------  ------------
Operating Activities:
  Net loss                                        ($1,941)      ($1,857)    ($30,458)
  Adjustments to reconcile net loss to
   cash used in operating activities:
    Depreciation and amortization                      97           104        1,178
    Provision for doubtful account                      -             -          190
    Stock option compensation                           -             -          712
    Gain from sale of assets                            -             -       (2,363)
    Contributed capital-founders'
     services without cash compensation                 -             -          300
    Change in operating assets and liabilities:
       Accounts receivable                           (621)          141         (304)
       Unbilled revenue                               915             -            -
       Inventory                                        -          (158)        (213)
       Prepaid expenses and other assets              529            48         (148)
       Accounts payable                            (1,058)          (34)         268
       Deferred revenue                                85             -           97
       Accrued liabilities                             99           (89)         297
                                                  -------        ------       ------
    Net cash used in operating activities          (1,895)       (1,845)     (30,444)
                                                  -------        ------       ------

Investing Activities:
    Purchase of property and equipment                (30)         (370)      (2,116)
    Proceeds from sale of assets                        -             -        2,800
    Receivable from sale of assets                      -             -       (1,000)
    Short term-investments sold (purchased)             -         1,007       (1,393)
                                                  -------        ------       ------
      Net cash used in investing activities           (30)          637       (1,709)
                                                  -------        ------       ------

Financing Activities:
    Proceeds sale of common stock units, net       17,704             -       34,772
    Proceeds from exercise of stock options             -             -          160
    Repurchase of common stock                          -             -          (15)
    Borrowing under line of credit                      -             -        6,280
    Repayment of line of credit                    (1,187)            -       (6,280)
    Repayment of capital lease                         (4)           (7)         (44)
    Proceeds from Bridge Financing                      -             -        3,000
    Repayment of Bridge Financing                  (2,850)            -       (3,000)
    Proceeds of notes payable to shareholder          250             -          450
    Repayment of notes payable to shareholder        (450)            -         (450)
    Notes payable to shareholders contributed
     capital                                            -             -        2,102
                                                  -------        ------       ------
      Net cash provided by financing activities    13,463            (7)      36,975
                                                  -------        ------       ------

      Net increase (decrease) in cash and cash
       equivalents                                 11,538        (1,215)       4,822

      Cash and cash equivalents at beginning
       of period                                      203         6,037            -
                                                  -------        ------       ------
      Cash and cash equivalents at end of period  $11,741        $4,822       $4,822
                                                  -------        ------       ------
                                                  -------        ------       ------

Supplemental Disclosure of Cash Flow Information:
  Cash paid for:
    Interest                                          113             -         $280
                                                  -------        ------       ------
                                                  -------        ------       ------

Supplemental Disclosure of Non-Cash Transaction:
  Conversion of Bridge Debentures into warrants       150             -         $150
                                                  -------        ------       ------
                                                  -------        ------       ------

            See accompanying notes to the condensed financial statements

                                      (5)

                               AMERIGON INCORPORATED
                          (A DEVELOPMENT STAGE ENTERPRISE)
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 -- THE COMPANY:

     Amerigon Incorporated (the "Company") is a development stage enterprise, which was incorporated in California on April 23, 1991 primarily to develop, manufacture and market proprietary, high technology automotive components and systems for gasoline-powered and electric vehicles.

NOTE 2 -- BASIS OF PRESENTATION AND SUMMARY OF CERTAIN ACCOUNTING POLICIES:

     The accompanying balance sheets as of March 31, 1998 and the statements of operations and cash flows for the three months ended March 31, 1998 and for the period from April 23, 1991 (inception) to March 31, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

     DEVELOPMENT CONTRACT REVENUES AND RELATED GRANTS. Historically, the Company entered into a number of fixed price contracts under which revenue is recognized using the percentage of completion method, or in the case of short duration contracts, when the prototype or services are delivered.
Development contract revenues earned are recorded on the balance sheet as Unbilled Revenue until billed. The Company has received government grants, which paralleled one of its development contracts. These grants are included in development contract and related grant revenues.

     GRANT REVENUES. Revenue from government agency grants and other sources pursuant to cost-sharing arrangements is recognized when reimbursable costs have been incurred. Grant revenues earned are recorded on the balance sheet as Unbilled Revenue until billed.

                                      (6)

NOTE 3 -- NET LOSS PER SHARE:

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

                                      (7)

PART 1

                                       ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

     REVENUES. Revenues for the three months ended March 31, 1998 ("First Quarter 1998") were $84,000 as compared with revenues of $396,000 in the three months ended March 31, 1997 ("First Quarter 1997"). The decrease in development contract and related grant revenues was due principally to the completion of several development contracts and reduced revenues related to prototype seat contracts. The Company does not intend to pursue any additional significant grants or development contracts.

     The Company intends to focus its efforts on developing its core products and technologies (the Climate Control Seats and radar-based sensing devices), developing the manufacturing capability for such products and bringing them to market as rapidly as possible. Because of the current development focus, and the decision not to pursue actively any more significant grants or development contracts, the Company expects that revenues for the foreseeable future will be significantly less than in prior periods.

     DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. No direct development contract and related grant costs were incurred in the First Quarter 1998 compared to $869,000 in the First Quarter 1997 primarily due to the end of activity in the Company's electric vehicle program (related to development contracts) and the divestiture of the IVS-TM- product line. Additionally, all expenses related to prototype orders from customers for seat and radar products and costs associated with the electric vehicle program are recorded as research development expense for the First Quarter 1998.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $1,024,000 in First Quarter 1998 from $256,000 in First Quarter 1997. The increase in First Quarter 1998 was due to higher levels of research and development activity on the Company's Climate Control Seats and radar products. As mentioned previously all expenses related to prototype orders from customers for these two products and the electric vehicle program are now recorded as research and development expense. As the Company begins to focus on the development of its core products, these expenses can be expected to increase in future periods.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased to $1,013,000 in First Quarter 1998 compared to $794,000 in First

                                     (8)

Quarter 1997. The increase in First Quarter 1998 was due to the fact that fewer SG&A expenses were allocated to development contracts and an increase in legal fees. Direct and indirect overhead expenses included in SG&A that are associated with development contracts were allocated to such contracts. As the Company has not obtained and is not actively pursuing any replacement development contracts, the Company anticipates that SG&A expenses will continue to increase in 1998 as compared to prior year comparisons. The Company also expects SG&A expenses to increase as it hires additional employees in connection with the development of radar products and the development and marketing of Climate Control Seats .

     INTEREST EXPENSE. Net interest income in 1998 increased due to cash invested related to the receipt of proceeds from the secondary offering.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had working capital of $6,696,000. The Company's principal sources of operating capital have been the proceeds of its various financing transactions and, to a lesser extent, revenues from grants, development contracts and sale of prototypes to customers.

     Cash and cash equivalents decreased by $1,215,000 in 1998 primarily due to cash used in operating activities. Operating activities used $1,845,000, which was primarily a result of the net loss of $1,857,000. Investing activities provided $637,000, of which $370,000 was related to the purchase of property and equipment, offset by $1,007,000 related to the sale of Treasury Bills.

     The Company expects to incur losses for the foreseeable future due to the continuing cost of its product development and marketing activities and to begin volume manufacturing operations when it is required. To fund its operations, the Company will use current cash and investments, but will need cash from financing sources before the Company can achieve profitability from its operations. There can be no assurance that profitability can be achieved in the future. The Company is focused on bringing products to market and achieving revenues based upon its available resources. The Company will continue its program to divest assets or businesses where it does not have sufficient resources to bring the product to market and where it will enhance shareholder value. As has been previously mentioned, the Company is now striving to accomplish a strategic venture with the Company's electric vehicle program. The Company believes this divestiture will allow the Company to pursue the market introduction of its Climate Control Seats and radar-based sensor device, both for the automotive marketplace. Although the Company has begun limited production on its Climate Control Seat product, larger orders for the seat product and the ability to begin production on the radar product will require significant expenses for tooling product parts and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing of these products. The Company does not intend to pursue any more significant grants or development contracts to fund operations and therefore is highly dependent on its current working capital sources. Should the Company not achieve profitability in the near future from the two above mentioned products,

                                      (9)
additional equity and/or debt financing would be required. There can be no assurance that either of these sources would be available in the future and may be required in any case.

     Certain matters discussed or referenced in this report, including the Company's intention to develop, manufacture and market Climate Control Seats and radar products and the Company's expectation of reduced revenues and continuing losses for the foreseeable future, are forward looking statements. Other forward looking statements may be identified by the use of forward looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of such terms. Such statements are based upon management's current expectations and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such risks and uncertainties include the market demand for and performance of the Company's products, the Company's ability to develop, market and manufacture such products successfully, the viability and protection of the Company's patents and other proprietary rights, and the Company's ability to obtain new sources of financing. Additional risks associated with the company and its business and prospects are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                      (10)

PART II

                                 OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

          None

          (b)  Reports on Form 8-K

          None

                                      (11)

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


                                       Amerigon Incorporated
                                       ---------------------
                                       Registrant




Date: April 30, 1998                   /s/ Scott O. Davis
                                       ------------------
                                       Scott O. Davis
                                       Vice President Finance and
                                       Chief Financial Officer

                                      (12)