Form 10-Q
period 1998-06-30
AMERIGON INC
filed 1998-08-11
CIK 903129

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE

                    For the quarterly period ended June 30, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________.

                         Commission File Number:  0-21810
                                                 --------

                               AMERIGON INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                     95-4318554
----------------------------------------------    ----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

5462 Irwindale Avenue, Irwindale, California                91706
----------------------------------------------    ----------------------------
 (Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code: (626) 815-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X    No
                                                     -----     -----

At July 31, 1998 the registrant had 12,550,445 shares of Class A Common Stock, no par value; no shares of Class B Common Stock, no par value; and no shares Preferred Stock, no par value, issued and outstanding.

                                       (1)

                               AMERIGON INCORPORATED

                                 TABLE OF CONTENTS

Part I.        FINANCIAL INFORMATION

   Item 1.  Financial Statements                                     2

            Balance Sheets                                           3

            Statements of Operations                                 4

            Statements of Cash Flows                                 5

            Notes to Financial Statements                            6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations            8

Part II.  OTHER INFORMATION                                         11

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 6.  Exhibits and Reports on Form 8-K

Signature                                                           12

                                        (2)

PART I
ITEM 1. FINANCIAL STATEMENTS
                             AMERIGON INCORPORATED
                       (A DEVELOPMENT STAGE ENTERPRISE)

                                BALANCE SHEETS
                                (IN THOUSANDS)

                                                        December 31,    June 30,
                                                            1997          1998
                                                        ------------    --------
                           ASSETS
Current assets:
 Cash & cash equivalents                                  $ 6,037       $ 4,054
 Short-term investments                                     2,400           560
 Accounts receivable less allowance of $80                    255           135
 Receivable due from joint venture partner                  1,000         1,000
 Inventory                                                     35            89
 Prepaid expenses and other assets                            196           133
                                                          -------       -------
   Total current assets                                     9,923         5,971

Property and equipment, net                                   645           802
                                                          -------       -------
   Total assets                                           $10,568       $ 6,773
                                                          -------       -------
                                                          -------       -------

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilites:
 Accounts payable                                         $   650       $   293
 Deferred revenue                                              97            97
 Accrued liabilities                                          350           458
                                                          -------       -------
  Total current liabilities                                 1,097           848

Long-term portion of capital lease                             41            27

Shareholders' equity:
 Preferred stock, no par value; 5,000 shares
   authorized, none issued and outstanding
 Common stock:
  Class A - no par value; 40,000 shares authorized,
   9,550 issued and outstanding at
   June 30, 1998 and December 31, 1997
   (An additional 3,000 shares held in escrow)             28,149        28,149
  Class B - no par value; 3,000 shares authorized,
   none issued and outstanding                                  -              -
 Contributed capital                                        9,882         9,882
 Deficit accumulated during development stage             (28,601)      (32,133)
                                                          -------       -------
   Total shareholders' equity                               9,430         5,898
                                                          -------       -------

   Total liabilities and shareholders' equity             $10,568        $6,773
                                                          -------       -------
                                                          -------       -------

         See accompanying notes to the condensed financial statements

                                         (3)

                             AMERIGON INCORPORATED
                       (A DEVELOPMENT STAGE ENTERPRISES)

                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                                       From
                                                                                                                  April 23, 1991
                                                           Three Months Ended              Six Months Ended         (inception)
                                                                  June 30,                      June 30,            to June 30,
                                                             1997        1998            1997           1998           1998
                                                          ---------    ---------      ---------       ---------    -------------
Revenues:
 Product                                                       $-             $7             $-             $7            $7
 Development contracts and
  related grants                                              350            274            734            358        17,568
 Grants                                                         -              -             12              -         6,183
                                                         --------       --------       --------       --------      --------
   Total revenues                                             350            281            746            365        23,758

Costs and expenses:
 Product                                                        -             11              -             11            11
 Direct development contract and
  related grant costs                                       1,020              -          1,889              -        20,904
 Direct grant costs                                             -              -             28              -         4,757
 Research and development                                     456          1,128            712          2,152        13,011
 Selling, general and administrative,
  including reimbursable expenses                           1,395            957          2,189          1,970        20,228
                                                         --------       --------       --------       --------      --------
   Total costs and expenses                                 2,871          2,096          4,818          4,133        58,911

                                                         --------       --------       --------       --------      --------
Operating Loss                                             (2,521)        (1,815)        (4,072)        (3,768)      (35,153)

Interest income                                               148             78            215            174         1,217
Interest expense                                                -              -           (117)             -          (282)
Gain on disposal of assets                                      -             62              -             62         2,425

                                                         --------       --------       --------       --------      --------
Net loss before extraordinary items                       ($2,373)       ($1,675)       ($3,974)       ($3,532)     ($31,793)
Extraordinary loss from extinguishment
 of indebtedness                                                -              -           (340)             -          (340)
                                                         --------       --------       --------       --------      --------
Net loss                                                  ($2,373)       ($1,675)       ($4,314)       ($3,532)     ($32,133)
                                                         --------       --------       --------       --------      --------
                                                         --------       --------       --------       --------      --------

Basic and diluted net loss per share
  before extraordinary item                                ($0.25)        ($0.18)        ($0.50)        ($0.37)
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

Basic and diluted net loss per share                       ($0.25)        ($0.18)        ($0.54)        ($0.37)
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

Weighted average number of shares outstanding               9,543          9,550          8,024          9,550
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

See accompanying notes to the condensed financial statements

                                                (4)

                             AMERIGON INCORPORATED
                       (A DEVELOPMENT STAGE ENTERPRISES)

                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     From
                                                                                 April 23, 1991
                                                          Six Months Ended       (inception) to
                                                                June 30,           June 30,
                                                           1997           1998        1998
                                                        ---------       ---------  -------------
Operating Activities:
 Net loss                                                 ($4,314)       ($3,532)      ($32,133)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation and amortization                               195            241          1,315
  Provision for doubtful account                                -              -            190
  Stock option compensation                                     -              -            712
  Gain from sale of assets                                      -            (62)        (2,425)
  Contributed capital-founders' services
   provided without cash compensation                           -              -            300
  Change in operating assets and liabilities:
    Accounts receivable                                       526            120           (325)
    Unbilled revenue                                          957              -              -
    Inventory                                                   -            (54)          (109)
    Prepaid expenses and other assets                         427             63           (133)
    Accounts payable                                       (1,201)          (186)           116
    Deferred revenue                                            5              -             97
    Accrued liabilities                                       619             (5)           382
                                                         --------        -------       --------
   Net cash used in operating activities                   (2,786)        (3,415)       (32,013)

Investing Activities:
  Purchase of property and equipment                         (113)          (398)        (2,144)
  Proceeds from sale of assets                                  -              -          2,800
  Receivable from sale of assets                                -              -         (1,000)
  Short term-investments sold (purchased)                  (1,321)         1,840           (560)
                                                         --------        -------       --------
   Net cash provided (used) in investing activities        (1,434)         1,442           (904)

Financing Activities:
  Proceeds sale of common stock units, net                 17,444              -         34,772
  Proceeds from exercise of stock options                       -              -            160
  Repurchase of common stock                                    -              -            (15)
  Borrowing under line of credit                                -              -          6,280
  Repayment of line of credit                              (1,187)             -         (6,280)
  Repayment of capital lease                                   (9)           (10)           (48)
  Proceeds from Bridge Financing                                -              -          3,000
  Repayment of Bridge Financing                            (2,850)             -         (3,000)
  Proceeds of notes payable to shareholder                    250              -            450
  Repayment of note payable to shareholder                   (450)             -           (450)
  Notes payable to shareholders contributed to capital          -              -          2,102
                                                         --------         ------       --------
   Net cash provided by financing activities               13,198            (10)        36,971

   Net increase (decrease) in cash and cash equivalents     8,978         (1,983)         4,054

   Cash and cash equivalents at beginning of period           203          6,037              -
                                                         --------        -------       --------
   Cash and cash equivalents at end of period              $9,181         $4,054         $4,054
                                                         --------        -------       --------
                                                         --------        -------       --------

Supplemental Disclosure of Cash Flow Information:
 Cash paid for:
  Interest                                                   $120              -           $280
                                                          -------         -------      --------
                                                          -------         -------      --------

Supplemental Disclosure of Non-Cash Transaction:
 Conversion of Bridge Debentures into warrants               $150              -           $150
                                                          -------         -------      --------
                                                          -------         -------      --------


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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF CERTAIN ACCOUNTING POLICIES:

   The accompanying balance sheet as of June 30, 1998 and the statements of operations and cash flows for the three and six months ended June 30, 1998 and for the period from April 23, 1991 (inception) to June 30, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 - RECEIVABLE DUE FROM JOINT VENTURE PARTNER

   The receivable due from IVS, Inc., a joint venture formed between Amerigon and Yazaki Corporation, was paid on July 23, 1998.


                                       (7)

PART 1

                                      ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997

   REVENUES.  Revenues for the three months ended June 30, 1998 ("Second
Quarter 1998") were $281,000 as compared with revenues of $350,000 in the three months ended June 30, 1997 ("Second Quarter 1997"). The decrease in development contract and related grant revenues was due principally to the completion of development contracts, somewhat offset by an increase in revenues related to prototype seat contracts. The Company does not intend to pursue any additional significant grants or development contracts. Additionally the Company made its first production shipments of its Climate Control Seat systems in Second Quarter 1998.

The Company has focused its efforts on developing its core products and technologies (the Climate Control Seat system and radar-based sensing devices), developing the manufacturing capability for such products and bringing them to market as rapidly as possible. Because of the current development focus, and the decision not to pursue actively any more significant grants or development contracts, the Company expects that revenues for the foreseeable future will be significantly less than in prior periods.

DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. No direct development contract and related grant costs were incurred in the Second Quarter 1998 compared to $1,020,000 in the Second Quarter 1997 primarily due to the end of activity in the Company's electric vehicle program (related to development contracts) and the divestiture of the IVS-TM- product line. Additionally, all expenses related to prototype orders from customers for seat and radar products and costs associated with the electric vehicle program are recorded as research development expense for the Second Quarter 1998.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $1,128,000 in Second Quarter 1998 from $456,000 in Second Quarter 1997. The increase in Second Quarter 1998 was due to higher levels of research and development activity on the Company's Climate Control Seat system and radar products. As mentioned previously, all expenses related to prototype orders from customers for these two products and the electric vehicle program are now recorded as research and development expense. As the Company focuses on the development of its core products, these expenses can be expected to increase in future periods.

                                          (8)

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased to $957,000 in Second Quarter 1998 compared to $1,395,000 in Second Quarter 1997. The decrease in Second Quarter 1998 was due to a reclassification of personnel and costs incurred in 1997 for
(1) fees related to a proposed joint venture for the electric vehicle business,
(2) legal expenses and (3) relocation expenses. These were somewhat offset by the fact that no SG&A expenses were allocated to development contracts in 1998 as in the prior year.

   INTEREST INCOME. Net interest income in 1998 decreased due to a decline in invested cash.

SIX MONTHS 1998 COMPARED WITH SIX MONTHS 1997

   REVENUES. Revenues for the six months ended June 30, 1998 ("1998") were $365,000 as compared with revenues of $746,000 in the six months ended June 30, 1997 ("1997"). The decrease was primarily due to the same reasons as given for the Second Quarter.

   DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. No direct development contract and related grant costs were incurred in the 1998 compared to $1,889,000 in 1997. The decrease was primarily due to the same reasons as given for the Second Quarter.

   RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $2,152,000 in 1998 from $712,000 in 1997 for the same reasons given for the quarter.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased to $1,970,000 in 1998 compared to $2,189,000 in 1997. The decrease was primarily due to the same reasons as given for the Second Quarter.

   INTEREST INCOME. Net interest income in 1998 decreased due to a decline in invested cash.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1998, the Company had working capital of $5,123,000. The Company's principal sources of operating capital have been the proceeds of its various financing transactions and, to a lesser extent, revenues from grants, development contracts and sale of prototypes to customers.

   Cash and cash equivalents decreased by $1,983,000 in 1998 primarily due to cash used in operating activities. Operating activities used $3,415,000, which was primarily a result of the net loss of $3,532,000. Investing activities provided $1,442,000, of which $1,840,000 was the result of the sale of short term investments.

   The Company expects to incur losses for the foreseeable future due to the continuing cost of its product development and marketing activities and to begin volume manufacturing operations when it is required. Current working capital is not sufficient to fund the Company's operations for

                                         (9)
the next twelve months. The Company will use current cash and investments, but will need cash from financing sources to fund its near term operations and before the Company can achieve profitability from its operations. There can be no assurance that profitability can be achieved in the future. The Company is focused on bringing products to market and achieving revenues based upon its available resources. The Company will continue its program to divest assets or businesses where it does not have sufficient resources to bring the product to market and where it will enhance shareholder value. As has been previously mentioned, the Company is now striving to accomplish a strategic venture with the Company's electric vehicle program. Although the Company has begun limited production on its Climate Control Seat product, larger orders for the seat product and the ability to begin production on the radar product will require significant expenses for tooling product parts and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing of these products. The Company does not intend to pursue significant grants or development contracts to fund operations and therefore is highly dependent on its current working capital sources. The Company will require additional equity and/or debt financing. There can be no assurance that either of these sources will be available in the future.

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


                                       (10)

PART II

                                 OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of Shareholders was held on June 16, 1998. The following summarizes each matter voted upon at the meeting and the number of votes cast for or against and the number of abstentions.

          As to the election of directors, the number of votes cast as to each nominee was as follows:

                                      For               Against        Abstain
                                   -----------          --------       --------
Lon E. Bell                        11,435,860              0           175,627

Roy A. Anderson                    11,434,660              0           174,427

John W. Clark                      11,436,160              0           174,127

A. Stephens Hutchcraft, Jr.        11,434,660              0           175,627

Michael R. Peevey                  11,436,160              0           174,427

Richard A. Weisbart                11,433,860              0           176,427

ITEM 5.   OTHER INFORMATION

          The company hereby advises shareholders that until further notice March 29, 1999 is the date after which notice of a shareholder sponsored proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 (i.e., a proposal to be presented at the next annual meeting of shareholders but not submitted for inclusion in the Company's proxy statement) will be considered untimely under the SEC's proxy rules. The Company to date has not established any advance notice provision for shareholder proposals.

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


                                     AMERIGON INCORPORATED
                                     Registrant




Date: July 31, 1998                  /s/ Scott O. Davis
                                     -------------------
                                     Scott O. Davis
                                     Vice President Finance and
                                     Chief Financial Officer



                                             (12)