Form 10-Q
period 1998-09-30
AMERIGON INC
filed 1998-11-06
CIK 903129

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE

                For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the transition period from __________________ to ________________.

                        Commission File Number: 0 - 21810
                                                ---------

                              AMERIGON INCORPORATED
                              ---------------------
             (Exact name of registrant as specified in its charter)

          California                                95-4318554
-------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

5462 Irwindale Avenue, Irwindale, California                    91706
--------------------------------------------               --------------
  (Address of principal executive offices)                   (Zip Code)

   Registrant's telephone number, including area code: (626) 815-7400




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 15, 1998 the registrant had 12,550,445 shares of Class A Common Stock, no par value; no shares of Class B Common Stock, no par value; and no shares Preferred Stock, no par value, issued and outstanding.

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

                                     (2)

PART I
ITEM 1. FINANCIAL STATEMENTS

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                              December 31,     September 30,
                                                                                  1997             1998
                                                                             --------------   --------------
                               ASSETS
Current assets:
    Cash & cash equivalents                                                         $6,037           $3,710
    Short-term investments                                                           2,400                -
    Accounts receivable less allowance of $74                                          255              162
    Receivable due from joint venture partner                                        1,000                -
    Inventory                                                                           35              120
    Prepaid expenses and other assets                                                  196              111
                                                                             --------------   --------------
          Total current assets                                                       9,923            4,103

Property and equipment, net                                                            645              694
                                                                             --------------   --------------
          Total assets                                                             $10,568           $4,797
                                                                             --------------   --------------
                                                                             --------------   --------------

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilites:
    Accounts payable                                                                  $650             $132
    Deferred revenue                                                                    97               44
    Accrued liabilities                                                                350              418
                                                                             --------------   --------------
         Total current liabilities                                                   1,097              594

Long-term portion of capital lease                                                      41               20

Shareholders' equity:
    Preferred stock, no par value; 5,000 shares
          authorized, none issued and outstanding
    Common stock:
         Class A - no par value; 40,000 shares authorized, 9,550 issued and outstanding at September 30, 1998 and December 31, 1997
          (An additional 3,000 shares held in escrow)                               28,149           28,149
         Class B - no par value; 3,000 shares authorized,
          none issued and outstanding                                                    -                -
    Contributed capital                                                              9,882            9,882
    Deficit accumulated during development stage                                   (28,601)         (33,848)
                                                                             --------------   --------------
          Total shareholders' equity                                                 9,430            4,183
                                                                             --------------   --------------
          Total liabilities and shareholders' equity                               $10,568           $4,797
                                                                             --------------   --------------
                                                                             --------------   --------------

          See accompanying notes to the condensed financial statements

                                     (3)

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                               From
                                                                                                          April 23, 1991
                                                         Three Months Ended       Nine Months Ended        (inception)
                                                            September 30,            September 30,       to September 30,
                                                          1997        1998          1997      1998             1998
                                                        --------    --------      --------  --------     ----------------
Revenues:
         Product                                            $  -        $ 11        $    -      $ 18          $    18
         Development contracts and
           related grants                                    399         273         1,134       631           17,841
         Grants                                                -           -            12         -            6,183
                                                        --------    --------      --------  --------         --------
              Total revenues                                 399         284         1,146       649           24,042

Costs and expenses:
         Product                                               -          13             -        24               24
         Direct development contract and
           related grant costs                               536           -         2,424         -           20,904
         Direct grant costs                                    -           -            28         -            4,757
         Research and development                            591       1,119         1,303     3,271           14,130
         Selling, general and administrative,
           including reimbursable expenses                 1,091         885         3,280     2,855           21,113
                                                        --------    --------      --------  --------         --------
              Total costs and expenses                     2,218       2,017         7,035     6,150           60,928
                                                        --------    --------      --------  --------         --------
Operating loss                                            (1,819)     (1,733)       (5,889)   (5,501)         (36,886)

Interest income                                              131          47           346       221            1,264
Interest expense                                               -           -          (117)        -             (282)
Gain on disposal of assets                                 2,363         (29)        2,363        33            2,396
                                                        --------    --------      --------  --------         --------
Net income (loss) before extraordinary items              $  675     ($1,715)      ($3,297)  ($5,247)        ($33,508)
Extraordinary loss from extinguishment
         of indebtedness                                       -           -          (340)        -             (340)
                                                        --------    --------      --------  --------         --------
Net income (loss) before extraordinary items              $  675     ($1,715)      ($3,637)  ($5,247)        ($33,848)
                                                        --------    --------      --------  --------         --------
                                                        --------    --------      --------  --------         --------
Basic and diluted net income (loss) per share
  before extraordinary item                                $0.07      ($0.18)       ($0.39)   ($0.55)
                                                        --------    --------      --------  --------
                                                        --------    --------      --------  --------

Basic and diluted net income (loss) per share              $0.07      ($0.18)       ($0.43)   ($0.55)
                                                        --------    --------      --------  --------
                                                        --------    --------      --------  --------

Weighted average number of shares outstanding              9,543       9,550         8,536     9,550
                                                        --------    --------      --------  --------
                                                        --------    --------      --------  --------

          See accompanying notes to the condensed financial statements

                                     (4)

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISES)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          From
                                                                                                     April 23, 1991
                                                                            Nine Months Ended        (inception) to
                                                                               September 30,          September 30,
                                                                            1997          1998             1998
                                                                        ------------  ------------  -----------------
Operating Activities:
   Net loss                                                               ($3,637)      ($5,247)         ($33,848)
   Adjustments to reconcile net loss to net
       cash used in operating activities:
     Depreciation and amortization                                            293           397             1,471
     Provision for doubtful account                                             -             -               190
     Stock option compensation                                                  -             -               712
     Gain from sale of assets                                                   -           (33)           (2,396)
     Contributed capital-founders' services
       provided without cash compensation                                       -             -               300
     Change in operating assets and liabilities:
         Accounts receivable                                                  628            93              (352)
         Unbilled revenue                                                   1,145             -                 -
         Inventory                                                             20           (86)             (141)
         Prepaid expenses and other assets                                   (508)           86              (110)
         Accounts payable                                                  (1,293)         (408)             (106)
         Deferred revenue                                                      55           (54)               43
         Accrued liabilities                                                  325           (20)              367
                                                                         --------      --------          --------
       Net cash used in operating activities                               (2,972)       (5,272)          (33,870)

Investing Activities:
     Purchase of property and equipment                                      (240)         (447)           (2,193)
     Proceeds from sale of assets                                               -             -             2,800
     Receivable from sale of assets                                             -         1,000                 -
     Short-term investments sold (purchased)                               (1,321)        2,400                 -
                                                                         --------      --------          --------
       Net cash provided (used) in investing activities                    (1,561)        2,953               607

Financing Activities:
     Proceeds from sale of common stock units, net                         17,445             -            34,772
     Proceeds from exercise of stock options                                    -             -               160
     Repurchase of common stock                                                 -             -               (15)
     Borrowing under line of credit                                             -             -             6,280
     Repayment of line of credit                                           (1,187)            -            (6,280)
     Repayment of capital lease                                               (13)           (8)              (46)
     Proceeds from Bridge Financing                                             -             -             3,000
     Repayment of Bridge Financing                                         (2,850)            -            (3,000)
     Proceeds of notes payable to shareholder                                 250             -               450
     Repayment of note payable to shareholder                                (450)            -              (450)
     Notes payable to shareholders contributed to capital                       -             -             2,102
                                                                         --------      --------          --------
       Net cash provided by financing activities                           13,195            (8)           36,973
       Net increase (decrease) in cash and cash equivalents                 8,662        (2,327)            3,710
       Cash and cash equivalents at beginning of period                       203         6,037                 -
                                                                         --------      --------          --------
       Cash and cash equivalents at end of period                          $8,865        $3,710            $3,710
                                                                         --------      --------          --------
                                                                         --------      --------          --------
Supplemental Disclosure of Cash Flow Information:
   Cash paid for:
     Interest                                                                $120             -              $280
                                                                         --------      --------          --------
                                                                         --------      --------          --------
Supplemental Disclosure of Non-Cash Transaction:
   Conversion of Bridge Debentures into warrants                             $150             -              $150
                                                                         --------      --------          --------
                                                                         --------      --------          --------

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF CERTAIN ACCOUNTING POLICIES:

         The accompanying balance sheet as of September 30, 1998 and the statements of operations and cash flows for the three and nine months ended September 30, 1998 and for the period from April 23, 1991 (inception) to September 30, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

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

                                     (7)

PART 1

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997

         REVENUES. Revenues for the three months ended September 30, 1998 ("Third Quarter 1998") were $284,000 as compared with revenues of $399,000 in the three months ended September 30, 1997 ("Third Quarter 1997"). The decrease in development contract and related grant revenues was due principally to the completion of development contracts, somewhat offset by an increase in revenues related to prototype seat contracts. The Company does not intend to pursue any additional significant grants or development contracts.

         The Company has focused its efforts on developing its core products and technologies (the CLIMATE CONTROL SEAT(TM) (CCS(TM)) system and the AMERIGUARD(TM) Radar System), developing the manufacturing capability for such productS and bringing them to market as rapidly as possible. Because of the current development focus, and the decision not to pursue actively any more significant grants or development contracts, the Company does not expect to generate significant revenues in the near term from such development contracts. Beginning in the Second Quarter 1998 the Company started production and shipments of its CCS(TM) system to one customer.

         DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. No direct development contract and related grant costs were incurred in the Third Quarter 1998 compared to $536,000 in the Third Quarter 1997 primarily due to the end of activity in the Company's electric vehicle program (related to development contracts). Additionally, all expenses related to prototype orders from customers for seat and radar products and costs associated with the electric vehicle program are recorded as research development expense for the Third Quarter 1998.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $1,119,000 in Third Quarter 1998 from $591,000 in Third Quarter 1997. The increase in Third Quarter 1998 was due to higher levels of research and development activity on the Company's CCS(TM) system. As mentioned previously, all expenses related to prototype orders from customers for this product, the radar product and the electric vehicle program are now recorded as research and development expense. As the Company focuses on the development of its core products, these expenses can be expected to increase in future periods.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased to $885,000 in Third Quarter 1998 compared to $1,091,000 in

                                     (8)

Third Quarter 1997. The decrease in Third Quarter 1998 was due to a general reduction in most expenses in this category, as support requirements have decreased from the prior year with the end of activity in the Company's electric vehicle program and the spinoff of the voice navigation business.

         INTEREST INCOME. Net interest income in 1998 decreased due to a decline in invested cash.

NINE MONTHS 1998 COMPARED WITH NINE MONTHS 1997

         REVENUES. Revenues for the nine months ended September 30, 1998 ("1998") were $649,000 as compared with revenues of $1,146,000 in the nine months ended September 30, 1997 ("1997"). The decrease was primarily due to the same reasons as given for the quarter.

         DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. No direct development contract and related grant costs were incurred in the 1998 compared to $2,424,000 in 1997. The decrease was primarily due to the same reasons as given for the quarter.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $3,271,000 in 1998 from $1,303,000 in 1997 for the same reasons given for the quarter.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased to $2,855,000 in 1998 compared to $3,280,000 in 1997. The decrease was primarily due to the end of activity in the Company's electric vehicle program, the spin-off of the voice navigation business, costs associated with a Company financing in 1997 and relocation costs for key personnel.

         INTEREST INCOME. Net interest income in 1998 decreased due to a decline in invested cash.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had working capital of $3,509,000. The Company's principal sources of operating capital have been the proceeds of its various financing transactions and, to a lesser extent, revenues from grants, development contracts and sale of prototypes to customers.

         Cash and cash equivalents decreased by $2,327,000 in 1998 primarily due to cash used in operating activities. Operating activities used $5,272,000, which was primarily a result of the net loss of $5,247,000. Investing activities provided $2,953,000, of which $2,400,000 was the result of the sale of short-term investments.

         The Company expects to incur losses for the foreseeable future due to the continuing cost of its product development and marketing activities and to begin volume manufacturing operations when it is required. Current working capital is not sufficient to fund the Company's operations for the next twelve months. The Company will use current cash and investments, but will need cash

                                     (9)
from financing sources to fund its near-term operations before the Company can achieve profitability from its operations. There can be no assurance that profitability can be achieved in the future. The Company is focused on bringing products to market and generating revenues based upon its available resources. Although the Company has begun limited production on its CLIMATE CONTROL SEAT(TM) product, larger orders for the seat product and the ability to begin production on the radar product will require significant expenses for tooling product parts and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing of these products. The Company does not intend to pursue significant grants or development contracts to fund operations and therefore is highly dependent on its current working capital sources. The Company will require additional equity and/or debt financing. There can be no assurance that either of these sources will be available in the future.

         Certain matters discussed or referenced in this report, including the Company's intention to develop, manufacture and market its CLIMATE CONTROL SEAT(TM) system and the AMERIGUARD(TM) Radar System, the Company's expectation of reduced revenues and continuing losses for the foreseeable future, are forward looking statements. Other forward looking statements may be identified by the use of forward looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of such terms. Such statements are based upon management's current expectations and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such risks and uncertainties include the market demand for and performance of the Company's products, the Company's ability to develop, market and manufacture such products successfully, the viability and protection of the Company's patents and other proprietary rights, and the Company's ability to obtain new sources of financing. Additional risks associated with the company and its business and prospects are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                    (10)

PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

                  (a)  Exhibits

                  None

                  (b)  Reports on Form 8-K

                  None


                                    (11)

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Amerigon Incorporated
                                         --------------------------
                                         Registrant


Date: October 30, 1998                   /s/ Scott O. Davis
                                         --------------------------
                                         Scott O. Davis
                                         Vice President Finance and
                                         Chief Financial Officer

                                    (12)