Form 10-Q/A
period 1998-09-30
AMERIGON INC
filed 1998-11-24
CIK 903129

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE

                 For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to ________________.

                         Commission File Number: 0 - 21810

                               AMERIGON INCORPORATED
                               ---------------------
               (Exact name of registrant as specified in its charter)

               California                         95-4318554
-------------------------------------------------------------------------------
     (State or other jurisdiction of    (IRS Employer Identification No.)
      incorporation or organization)

5462 Irwindale Avenue, Irwindale, California                91706
--------------------------------------------     ------------------------------
  (Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code: (626) 815-7400






   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.    Yes  X  No __

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


                                        (2)

PART I

ITEM 1.  FINANCIAL STATEMENTS

                            AMERIGON INCORPORATED
                     (A DEVELOPMENT STAGE ENTERPRISE)

                                BALANCE SHEETS
                                (IN THOUSANDS)

                                                      December 31,   September 30,
                                                          1997           1998
                                                      -----------    -------------
                        ASSETS
Current assets:
  Cash & cash equivalents                               $ 6,037         $  3,710
  Short-term investments                                  2,400                -
  Accounts receivable less allowance of $74                 255              162
  Receivable due from joint venture partner               1,000                -
  Inventory                                                  35              120
  Prepaid expenses and other assets                         196              111
                                                       --------         --------
    Total current assets                                  9,923            4,103

Property and equipment, net                                 645              694

                                                       --------         --------

    Total assets                                        $10,568         $  4,797
                                                       --------         --------
                                                       --------         --------

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $   650         $    132
  Deferred revenue                                           97               44
  Accrued liabilities                                       350              418
                                                       --------         --------
    Total current liabilities                             1,097              594

Long-term portion of capital lease                           41               20

Shareholders' equity:
  Preferred stock, no par value; 5,000 shares
   authorized, none issued and outstanding
  Common stock:
    Class A - no par value; 40,000 shares
     authorized, 9,550 issued and outstanding
     at September 30, 1998 and December 31, 1997
     (An additional 3,000 shares held in escrow)         28,149           28,149
    Class B - no par value; 3,000 shares
     authorized, none issued and outstanding                  -                -
  Contributed capital                                     9,882            9,882
  Deficit accumulated during development stage          (28,601)         (33,848)
                                                       --------         --------
    Total shareholders' equity                            9,430            4,183

                                                       --------         --------
    Total liabilities and shareholders' equity         $ 10,568         $  4,797
                                                       --------         --------
                                                       --------         --------

         See accompanying notes to the condensed financial statements

                                    (3)

                            AMERIGON INCORPORATED
                       (A DEVELOPMENT STAGE ENTERPRISE)

                          STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                                                     FROM
                                                     THREE MONTHS ENDED    NINE MONTHS ENDED     APRIL 23, 1991
                                                       SEPTEMBER 30,         SEPTEMBER 30,        (INCEPTION)
                                                    --------------------  --------------------  TO SEPTEMBER 30,
                                                      1997       1998        1997      1998          1998
                                                    ---------  ---------  ---------  ---------- ---------------
Revenues:
    Product                                         $       -  $      11  $       -  $      18        $     18
    Development contracts and related grants              399        273      1,134        631          17,841
    Grants                                                  -          -         12          -           6,183
                                                    ---------  ---------  ---------  ---------        --------
        Total revenues                                    399        284      1,146        649          20,042

Costs and expenses:
    Product                                                 -         13          -         24              24
    Direct development contract and related grant
      costs                                               536          -      2,424          -          20,904
    Direct grant costs                                      -          -         28          -           4,757
    Research and development                              591      1,119      1,303      3,271          14,130
    Selling, general and administrative, including
      reimbursable expenses                             1,091        885      3,280      2,855          21,113
                                                    ---------  ---------  ---------  ---------        --------
        Total costs and expenses                        2,218      2,017      7,035      6,150          60,928
                                                    ---------  ---------  ---------  ---------        --------
Operating loss                                         (1,819)    (1,733)    (5,889)    (5,501)        (36,866)

Interest income                                           131         47        346        221           1,264
Interest expense                                            -          -       (117)         -            (282)
Gain on disposal of assets                              2,363        (29)     2,363         33           2,396
                                                    ---------  ---------  ---------  ---------        --------
Net income (loss) before extraordinary items        $     675  $  (1,715) $  (3,297) $  (5,247)       $(33,508)

Extraordinary loss from extinguishment of
 indebtedness                                               -          -       (340)         -            (340)
                                                    ---------  ---------  ---------  ---------        --------
Net income (loss) before extraordinary items        $     675  $  (1,715) $  (3,637) $  (5,247)       $(33,848)
                                                    ---------  ---------  ---------  ---------        --------
                                                    ---------  ---------  ---------  ---------        --------

Basic and diluted net income (loss) per share
  before extraordinary item                         $    0.07  $   (0.18) $   (0.39) $   (0.55)
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

Basic and diluted net income (loss) per share       $    0.07  $   (0.18) $   (0.43) $   (0.55)
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

Weighted average number of shares outstanding           9,543      9,550      8,536      9,550
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------


                                      (4)

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              FROM
                                                                          APRIL 23, 1991
                                                   NINE MONTHS ENDED      (INCEPTION) TO
                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                    1997       1998            1998
                                                   ------     ------      ---------------
Operating Activities:
  Net loss                                        ($3,637)   ($5,247)         ($33,848)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
  Depreciation and amortization                       293        397             1,471
  Provision for doubtful account                        -          -               190
  Stock option compensation                             -          -               712
  Gain from sale of assets                              -        (33)           (2,396)
  Contributed capital-founders' services
   provided without cash compensation                   -          -               300
  Change in operating assets and
   liabilities:
    Accounts receivable                               628         93              (352)
    Unbilled revenue                                1,445          -                 -
    Inventory                                          20        (86)             (141)
    Prepaid expenses and other assets                (508)        86              (110)
    Accounts payable                               (1,293)      (408)             (106)
    Deferred revenue                                   55        (54)               43
    Accrued liabilities                               325        (20)              387
                                                   ------     ------           -------
   Net cash used in operating activities           (2,972)    (5,272)          (33,870)

Investing Activities:
  Purchase of property and equipment                 (240)      (447)           (2,193)
  Proceeds from sale of assets                          -          -             2,800
  Receivable from sale of assets                        -      1,000                 -
  Short-term investments sold (purchased)          (1,321)     2,400                 -
                                                   ------     ------           -------
   Net cash provided (used) in investing
    activities                                     (1,561)     2,953               607

Financing Activities:
  Proceeds from sale of common stock units, net    17,445          -            34,772
  Proceeds from exercise of stock options               -          -               160
  Repurchase of common stock                            -          -               (15)
  Borrowing under line of credit                        -          -             6,280
  Repayment of line of credit                      (1,187)         -            (6,280)
  Repayment of capital lease                          (13)        (8)              (46)
  Proceeds from Bridge Financing                        -          -             3,000
  Repayment of Bridge Financing                    (2,850)         -            (3,000)
  Proceeds of notes payable to shareholder            250          -               450
  Repayment of note payable to shareholder           (450)         -              (450)
  Notes payable to shareholders contributed
   to capital                                           -          -             2,102
                                                   ------     ------           -------
   Net cash provided by financing activities       13,195         (8)           36,973

  Net increase (decrease) in cash and cash
   equivalents                                      8,662     (2,327)            3,710

  Cash and cash equivalents at beginning of
   period                                             203      6,037                 -
                                                   ------     ------           -------
  Cash and cash equivalents at end of period       $8,865     $3,710            $3,710
                                                   ------     ------           -------
                                                   ------     ------           -------

Supplemental Disclosure of Cash Flow Information:

  Cash paid for:
   Interest                                        $  120          -           $   280
                                                   ------     ------           -------
                                                   ------     ------           -------
Supplemental Disclosure of Non-Cash
 Transaction:
   Conversion of Bridge Debentures into warrants   $  150          -           $  150
                                                   ------     ------           -------
                                                   ------     ------           -------

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

                                    ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997

     REVENUES. Revenues for the three months ended September 30, 1998 ("Third Quarter 1998") were $284,000 as compared with revenues of $399,000 in the three months ended September 30, 1997 ("Third Quarter 1997"). The decrease in development contract and related grant revenues was due principally to the completion of development contracts, somewhat offset by an increase in revenues related to prototype seat contracts. Because of the Company's current focus on development, the Company does not intend to pursue any additional significant grants.

     The Company has focused its efforts on developing its core products and technologies (the CLIMATE CONTROL SEAT-TM- (CCS-TM-) system and the AMERIGUARD-TM- Radar System), developing the manufacturing capability for such products and bringing them to market as rapidly as possible. Because of the current development focus, the Company has decided not to pursue actively any more significant grants. The Company has recently received several development contracts to adapt the CCS-TM- system to the seats of specific automobile models. Although these development contracts will in the short run generate only modest revenues for the Company, such contracts are a necessary step toward obtaining production contracts. Significant revenues in the Company's industry are dependent upon large volume production, and such necessary production levels can only be obtained as a result of production contracts. In addition, the Company has recently been selected by a major automotive seat supplier to provide the CCS-TM- system in a model year 2000 vehicle.

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

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $1,119,000 in Third Quarter 1998 from $591,000 in Third Quarter 1997. The increase in Third Quarter 1998 was due to higher levels of research and development activity on the Company's CCS-TM- system. As mentioned previously, all expenses related to prototype orders from customers for this product, the radar product and the electric vehicle program are now recorded as research


                                     (8)
and development expense. As the Company focuses on the development of its core products, these expenses can be expected to increase in future periods.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative ("SG&A") expenses decreased to $885,000 in Third Quarter 1998 compared to $1,091,000 in Third Quarter 1997. The decrease in Third Quarter 1998 was primarily due to a reduction in outside services, telephone, recruiting and to a lesser extent most other expenses in the administrative category, as support requirements have decreased from the prior year with the reduction and end of activity in the Company's electric vehicle program as of September 30, 1998 and the spinoff of the voice navigation business. There was also a reclassification of personnel to another department.

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

     Cash and cash equivalents decreased by $2,327,000 in 1998 primarily due to cash used in operating activities. Operating activities used $5,272,000, which was primarily a result of the net


                                      (9)
loss of $5,247,000. Investing activities provided $2,953,000, of which $2,400,000 was the result of the sale of short-term investments.

     The Company expects to incur losses for the foreseeable future due to the continuing cost of its product development and marketing activities and to begin volume manufacturing operations when it is required. Current working capital is not sufficient to fund the Company's operations for the next twelve months. The Company will use current cash and investments, but will need cash from financing sources to fund its near-term operations before the Company can achieve profitability from its operations. There can be no assurance that profitability can be achieved in the future. Although the Company has begun limited production on its CLIMATE CONTROL SEAT-TM-product, larger orders for the seat product and the ability to begin production on the radar product will require significant expenses for tooling product parts and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing of these products. The Company does not intend to pursue significant grants or development contracts to fund operations and therefore is highly dependent on its current working capital sources and its ability to obtain additional financing. The Company will require additional equity and/or debt financing. There can be no assurance that either of these sources will be available in the future.

     Certain matters discussed or referenced in this report, including the Company's intention to develop, manufacture and market its CLIMATE CONTROL SEAT-TM- system and the AMERIGUARD-TM- Radar System, the Company's expectation of reduced revenues and continuing losses for the foreseeable future, are forward looking statements. Other forward looking statements may be identified by the use of forward looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of such terms. Such statements are based upon management's current expectations and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such risks and uncertainties include the market demand for and performance of the Company's products, the Company's ability to develop, market and manufacture such products successfully, the viability and protection of the Company's patents and other proprietary rights, and the Company's ability to obtain new sources of financing. Additional risks associated with the company and its business and prospects are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

STATUS OF LISTING ON NASDAQ

     In June of 1998, the National Association of Securities Dealers, Inc. ("NASD") Board of Governors informed the Company that the Company's Class A Common Stock (the "Common Stock") was not in compliance with NASD
Marketplace Rule (4310)(c)(4). That rule requires that securities listed on The Nasdaq SmallCap Market maintain a bid price at or above a certain minimum level, and the NASD requested that the Company either (a) remedy such failure to comply within three months or (b) deliver a proposal to the NASD providing the Company's plan to bring the Common Stock into compliance. Failure to return to compliance could result in


                                    (10)
removal of the Common Stock from the Nasdaq SmallCap Market. In October of 1998, the Company submitted to the NASD its proposal for compliance, which included a proposal to conduct a reverse stock split to raise the minimum bid price of the Common Stock. However, there is no assurance that the NASD will accept the Company's proposal and the NASD may decide to delist the Common Stock.

YEAR 2000 READINESS DISCLOSURE

     Impact of Year 2000. The "Year 2000 Issue" is the result of many existing computer programs and embedded microprocessors using only two digits to refer to the year. The year 1998, for example, is represented in such a two digit system as "98." All dates are presumed to begin with the familiar "19." Many computer programs and embedded microprocessors will fail to properly recognize years after 1999. Date calculations and sorting functions based on the date field may be processed incorrectly. Also, certain programs use the date field for non-date related programming purposes (for example, the two digit date code may be used in a "random number" generator where the result is divided by the two digit date).

     Because the Company's computer equipment and machinery with embedded microprocessors are all fairly new models, and after conducting a review of the Company's internal computer information systems, the Company believes that it does not have any internal Year 2000 Issues.

     Nevertheless, the Company is currently engaged in surveying its suppliers and business partners, including suppliers, banks and other financial institutions with whom the Company engages in integrated transactions, regarding whether they are Year 2000 compliant. The survey is not yet complete and, accordingly, the Company is currently unable to evaluate the extent to which such entities may not be Year 2000 compliant and the effect that might have on the Company. The Company has established programs to ensure that current and future purchases are Year 2000 compliant.

     The Company is currently in the process of developing contingency plans in the event the Company or its significant suppliers or vendors are not Year 2000 compliant by January 1, 2000. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the Year 2000.

     Based on currently available information, management does not believe that the Year 2000 matters discussed above will have a material adverse effect on the Company's financial condition or results of operations; however, because of the uncertainties in this area, no assurances can be given in this regard. The Company is vulnerable to external forces that general affect industry and commerce, such as utility or transportation infrastructure facilities and interruptions. There can be no assurance that supply chains and delivery shipments will not be disrupted for an unknown period of time. In addition, there can be no assurance that the failure to ensure Year 200 capability by a supplier or another third party will not have a material adverse effect on the Company.

     The above statements are "Year 2000 Readiness Disclosures" for purposes of The Year 2000 Information and Readiness Disclosure Act.


                                     (11)

PART II

                              OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

          None

          (b)  Reports on Form 8-K

          None


                                    (12)

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Amerigon Incorporated
                                        Registrant




Date: November 23, 1998                 /s/ Scott O. Davis
                                        ---------------------------
                                        Scott O. Davis
                                        Vice President Finance and
                                        Chief Financial Officer


                                     (13)