Form 10-K
period 1998-12-31
AMERIGON INC
filed 1999-03-31
CIK 903129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS

                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [NO FEE REQUIRED]

                        FOR THE TRANSITION PERIOD FROM TO
                         COMMISSION FILE NUMBER 0-21810

                                --------------------

                              AMERIGON INCORPORATED
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                        95-4318554
 -----------------------------------------------    ----------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

 5462 IRWINDALE AVENUE, IRWINDALE, CALIFORNIA                  91706-2058
 -----------------------------------------------    -----------------------
   (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (626) 815-7400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                       Class A Common Stock, no par value
                       ----------------------------------
                                (Title of Class)

                                Class A Warrants
                       ----------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of February 26, 1999, was $2,711,469. (For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

At February 26, 1999, the registrant had issued and outstanding 2,510,089 shares of Class A Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into
Part III.

                                    AMERIGON

ITEM 1.  BUSINESS

GENERAL

Amerigon Incorporated (the "Company") is a development stage company incorporated in California in 1991 to develop, manufacture and market proprietary high technology automotive components and systems for sale to automobile and other original equipment manufacturers. The Company was founded on the premise that technology proven for use in the defense and aerospace industries could be successfully adapted to the automotive and transportation industries. The Company is focused on technologies that it believes can be readily adapted to automotive needs for advanced vehicle electronics. The Company seeks to avoid direct competition with established automotive suppliers of commodity products by identifying market opportunities where the need for rapid technological change gives an edge to new market entrants with proprietary products. The Company is principally focused on developing proprietary positions in the following technologies:
(i) thermoelectric heated and cooled seats; and (ii) radar for maneuvering and safety.

The Company is presently working with a number of the world's largest automotive original equipment manufacturers ("OEMs") and seat manufacturers on pre-production and production development programs for heated and cooled seats. In addition, the Company has sold many prototypes of its heated and cooled seats to potential customers for evaluation and demonstration. In December 1997, the Company received its first production order for its heated and cooled seat product but shipments of production units in 1998 were very small. During 1998, the Company was selected by Johnson Controls, a major seat supplier to automotive OEMs to supply its Climate Control Seat ("CCS") system to be installed in seat systems on one platform for a major North American auto manufacturer starting in the 2000 model year. The Company's radar for maneuvering and safety is in an earlier stage of development than the heated and cooled seats. The Company has developed prototypes of the radar product and sold them to various automotive and other companies.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's business segment information is incorporated herein by reference from Note 16 of the Company's financial statements and related financial information indexed on page F-1 of this report and incorporated by reference into this report.

PRODUCTS

CLIMATE CONTROL SEAT SYSTEM

The Company's CCS system utilizes an exclusive, licensed, patented technology, as well as two patents held by the Company, on a variable temperature seat climate control system to improve the temperature comfort of automobile passengers. The CCS uses one or more small thermoelectric modules, which are solid-state devices the surfaces of which turn hot or cold depending on the polarity of applied direct current electricity. Heat-transfer parts attached to the modules cool or heat air that is blown past them. The conditioned air is then circulated through ducts and pads in the seat so that the surface of the seat grows warm or cool for the passengers, with small quantities of conditioned air passing through the seat to flow directly on the passengers. Each seat has individual electronic controls to adjust the level of heating or cooling. The CCS uses substantially less energy than conventional air conditioners by focusing the cooling directly on the passengers through the seat, rather than cooling the entire ambient air volume and the interior surfaces of the vehicle.

The CCS product has reached the stage where it can be mass-produced for a particular customer. However, since each customer's seats are not the same, and therefore have different configuration requirements, the Company must tailor its product to meet those design criteria. A customer will provide the Company with one of its car seats to be modified so that a CCS unit may be installed as a prototype. The seat is then returned to the customer for evaluation and testing. The Company has delivered prototype units to most major automobile companies and/or seat manufacturers who sell seats to those companies. Once the prototype is approved, further development will take place to make the CCS product production-ready. The lengthy evaluation and design cycles required by the major OEMs will result in a lack of high-volume sales to these customers for approximately the next one to two years although the Company expects to begin production at relatively low volumes in the next twelve months. However, the Company has targeted non-OEM customers who can quickly "design in" the CCS products and has received its first production order from one of those customers and has delivered a very small number of units in 1998. The Company continues to do additional research and development to modify the existing product with the goal of making the unit less complex, more energy efficient and less expensive to manufacture and install. There can be no assurance that these development programs will result in viable products or lead to commercial production orders.

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

RADAR FOR MANEUVERING AND SAFETY

In January 1994, the Company obtained a non-transferable limited exclusive license from the Regents of the University of California (Lawrence Livermore National Laboratory) to certain "pulse-echo," "ultra-wideband" radar technology for use in the following passenger vehicle applications: intelligent cruise control, airbag crash systems, and occupant sensors (the "LLNL Radar"). This type of radar sends out from one to two million short radio impulses every second to a distance of 5 to 10 meters, each lasting a billionth of a second. These short impulses enable the radar to operate across a wider and lower band of radio frequency, making it less likely to suffer from interference from other radar signals, and allowing it to penetrate dirt, snow and ice. The Lawrence Livermore National Laboratory ("LLNL") license required the Company to achieve commercial sales (defined as sales of non-prototype products to at least one original equipment manufacturer) of products by the end of 1998 or the license would become non-exclusive. The Company did not achieve this and the license is now non-exclusive and is available to other companies.

Nevertheless, the Company intends to continue to pursue radar products with its own radar technology which is different than the LLNL Radar. This system, called Swept-range Wideband Radar, provides improved range information and noise immunity compared to the LLNL Radar with a slightly higher system cost. Swept-range Radar is intended for applications requiring more accurate range data such as in Precision Parking, Lane Change, Safety Restraint and Active Suspension Systems. See "Proprietary Rights and Patents - Radar for Maneuvering and Safety."

The Company has applied its technology to develop demonstration prototypes of a parking aid and a lane change aid. The parking aid detects a vehicle or other object that reflects radar signals behind the automobile and provides an audible or visual signal as the driver approaches it. The lane change aid detects vehicles to the side of the automobile when the driver attempts to turn or change lanes and emits an audible warning signal. The Company has received contracts from a number of automotive manufacturers to design evaluation prototypes for both the parking and lane change aids. These products are now under evaluation by prospective customers. The Company's near-term objective is to obtain further development agreements from some of these and other prospective customers to customize the system design during 1999. No assurance can be given that the Company will obtain any such further development agreements. See "Item 1 Risk Factors - Limited Marketing Capabilities; Uncertainty of Market Acceptance," "Competition; Possible Obsolescence of Technology," "Exclusive License on Heated and Cooled Seats; Nonexclusive License on Radar Technology," and "Dependence on Acceptance by Automobile Manufacturers and Consumers; Market Competition."

On April 2, 1998 the Company entered into a joint research project with New Mexico State Highway and Transportation Department (NMSHTD) Research Bureau to test the Company's radar for New Mexico's Highway Maintenance and Construction Departments. In the project, the Company's radar was installed in heavy construction equipment used by the department and lights and a buzzer warn vehicle operators if an object is behind the vehicle when it is in reverse. Detected objects include people, posts, vehicles, walls and other structures. During a 16 week field testing, four dump trucks and a passenger van were equipped with the Company's radar product. Two phases of the three phase project were successfully completed in 1998 and the NMSHTD Research Bureau approved the final phase of the project in December of 1998. The NMSHTD operates a fleet of approximately 5,000 vehicles and successful completion of Phase III may entail the installation of the Company's radar product in some of those vehicles.

The Company believes it has generated interest in its radar product from other State's Departments of Transportation. Management believes there may be a market opportunity to equip trucks and heavy construction equipment with its radar product as an after-market item. Because of the long design cycles required before the Company's radar can become a feature in consumer vehicles by sales to automobile and truck OEMs, the Company's probability of sales of radar products in the vehicle after-market in the near term are superior than its commercial prospects for radar product sales to OEMs.

Several automotive OEMs are now offering ultrasonic or infrared laser distance sensors for parking aids. The Company believes that the advantage of its radar technology is superior performance. Competing products in the automotive industry have utilized ultrasonic and infrared sensors which require line of sight from the sensor to the target and installation with outside lenses. Dirt, ice, rain, fog or snow can obstruct the function of such systems. Although they offer reasonable accuracy at short distances, they are comparatively range-limited and are subject to false trigger problems due to interference with the required line of sight. The Company's radar technology, on the other hand, is less susceptible to these environmental conditions, and can even penetrate plastic, allowing it to be mounted inside plastic bumpers or tail light assemblies. Although there is currently considerable interest among automobile manufacturers for various radar products, there is substantial competition from large and well-established companies for these potential product opportunities, as well as for possible industrial applications. Many of these companies have substantially greater financial and other resources than those of the Company. In addition, considerable research and development will be required to develop the Company's radar technology into finished products, including design and development of application software and antenna systems and production engineering to reduce costs and increase reliability. No assurance can be given that the Company will be successful in reducing costs or increasing reliability or that the Company will be able to develop its radar technology into finished products.

INTERACTIVE VOICE SYSTEMS (IVS-TM-)

On July 24, 1997 the Company entered into a joint venture agreement with Yazaki Corporation to develop and market the Company's voice activated navigation system. Under the terms of the agreement, IVS, Inc. was created and Yazaki Corporation owns a majority interest in IVS-TM- and the Company owns a minority interest (16% on a fully diluted basis). The Company received $1,800,000 in cash and a note receivable for $1,000,000 in consideration for net assets related to Amerigon's voice interactive technology totaling approximately $89,000. In addition, the Company incurred costs of $348,000 associated with the sale. At the end of 1998, due to delays in product development, Yazaki Corporation decided to discontinue funding for the joint venture. IVS-TM- is exploring other financing alternatives and possible bankruptcy proceedings. Amerigon will not provide any funds to continue IVS' operation.

PROPOSED DISPOSITION OF ELECTRIC VEHICLE OPERATIONS

The Company was originally founded to focus on advanced automotive technologies, including electric vehicles. The Company spent many years developing and conducting research on electric vehicles. The Company was the recipient of a number of federal and state government grants relating to the development of electric vehicles. It also had research and development contracts with commercial companies relating to electric vehicles. During 1995 and 1996, the majority of the Company's revenues were from electric vehicle operations. However, the Company incurred substantial losses from electric vehicle activities, including significant cost overruns on an electric vehicle development contract. By December 31, 1997, substantially all work had been completed on the Company's electric vehicle contracts.

By developing its own products and managing programs related to electric vehicles (such as the Showcase Electric Vehicle Program and the Running Chassis Program), the Company has developed a base of knowledge and expertise concerning electric vehicles. The Company's experience has included the ground-up design of electric vehicles and testing and integration of state of the art components being made available for electric vehicles by other companies. In addition, the Company has been developing an "Energy Management System" which is a proprietary computer-based system for electric vehicles with two functions. The first is to optimize battery charging and use based on the age and condition of the battery to maximize vehicle range and extend battery life. The second function is to automatically adjust the operation of the systems of an electric vehicle to improve performance. These features of the Energy Management System are important in electric vehicle applications because the range of electric vehicles initially will be limited to approximately 60 to 120 miles between charges, and because the frequency of battery replacement may be more important in determining the cost of operating an electric vehicle than the cost of the electricity necessary to recharge the battery. The Company has completed initial research and development of prototype Energy Management Systems and has installed them in prototype vehicles.

During 1997, the Board of Directors determined to focus the Company's activities primarily on the CCS and radar products. The Company began actively looking for a strategic partner for the electric vehicle business to engage in a joint venture or to provide funding for electric vehicle operations. The Company also sought to form a joint venture to manufacture, sell and service a small electric car in India (this effort had been ongoing since at least 1996). During this time, the Company substantially reduced its expenditures for electric vehicle activities but maintained key personnel in an attempt to find a joint venture partner or some other means of deriving value from its electric vehicle technologies. The Company attempted to obtain either a strategic partner who would, among other things, provide financing for an electric vehicle joint venture, or a purchaser for the Company's electric vehicle assets, in each case without success. As a result, in 1998 the Board of Directors decided to suspend funding the electric vehicle program (effective August 1998) because it was generating continuing losses and utilizing resources that the Board felt would be better utilized in development of the CCS and radar products. Dr. Bell, the Company's founder and Chairman of the Board, believed that there were still commercial opportunities worth pursuing and agreed to temporarily fund the program personally, in return for a 15% interest in the subsidiary in which the electric vehicle assets were to be placed (the "EV Sub"). The 15% interest was transferred to Dr. Bell in March of 1999. The Board approved this proposal and the Company continued to seek a strategic partner.

In December 1998, the Company entered into a letter agreement with a group of companies controlled by Sudarshan K. Maini (the "Maini Group") in relation to a joint venture to produce electric vehicles in India (the "Indian JV"). Under the terms of that letter agreement, the Company will receive (i) a minority equity position in a yet to be formed Indian company and (ii) royalties on sales of electric vehicles by the Indian JV, both in exchange for contribution of certain assets and technology to the Indian JV. However, to fully launch the Indian JV, external financing for the Indian JV must be obtained as neither the Company nor the Maini Group has committed the necessary funding for the Indian JV.

In connection with a proposed financing for the Company which is described more fully in "Item 7 Management's Discussion and Analysis -- Liquidity and Capital Resources" (the "Proposed Financing"), the investors require that the Company redeem from Dr. Bell the Class B Shares of the Company that he and/or his affiliates will hold upon the termination of the escrow that was created in connection with the Company's initial public offering of securities in 1993. Dr. Bell has entered into an agreement to sell to the Company those Class B Shares in exchange for the remaining 85% equity interest in the EV Sub, subject to the closing of the Proposed Financing and shareholder approval of the exchange transaction (the "Exchange"). If the Exchange is effected, the Company will have no further ownership interest in the EV Sub but will retain the right to receive from the EV Sub payment of 85% of the royalties which the EV Sub receives from the Indian JV, if any. The EV Sub will have all other rights to the Company's electric vehicle technology. If the proposed financing is completed but the shareholders do not approve of the Exchange of the EV Sub to Dr. Bell for the Class B Shares, then the Class B Shares will be redeemed for cash and Dr. Bell will be granted rights to control the board of directors of the EV Sub and co-sale rights and rights of first refusal with respect to any disposition by the Company of its interests in the EV Sub. The investors have indicated that they do not intend to continue funding electric vehicle operations whether or not the Company maintains any ownership interest in the EV Sub.

GRANT FUNDED PROGRAMS

The Company has historically received grants from various sources to provide partial support for its product development efforts. Most grants received by the Company related to electric vehicle operations. A grant is essentially a cost-sharing arrangement whereby the Company obtains reimbursement from the grant agency for a portion of direct costs and reimbursable administrative costs incurred in managing specific development programs. The Company's grants have historically been subject to periodic audit by the granting government authorities for the purpose of confirming, among other things, progress in development and that grant moneys were being used and accounted for as required by the granting authority. If, as a result of any such audit, a granting authority were to disallow expenses submitted for reimbursement, such authority could seek recovery of such funds from the Company. The Company is not aware of any pending or threatened audits with respect to the Company's grants and does not have any reason to believe that any grant moneys have been applied in a manner inconsistent with grant requirements or that any grant audits are otherwise warranted or likely. However, no assurance can be given that any such audits will not be commenced in the future or that, if commenced, any such audits would not result in an obligation of the Company to reimburse funds to the granting authority.

Since 1992, the Company has received grants from the Advanced Research Projects Agency of the Department of Defense, the California Energy Commission, the Federal Transit Administration, and the Southern California Air Quality Management District and USAID. Several of the Company's grant-funded programs have been obtained through CALSTART, a non-profit consortium of primarily California companies engaged in the development and manufacture of products that benefit the environment. The Company managed the Showcase Program, co-managed the Neighborhood Electric Vehicle Program, and two other electric vehicle programs for CALSTART, for which the Company recognized revenues from CALSTART of approximately $0, $389,000 and $840,000 in 1998, 1997 and 1996, respectively.

For the years ended December 31, 1998, 1997 and 1996, the Company recorded a total of $0, $504,000 and $1,172,000, respectively, in federal and state government grants to fund the Company's development of various of its products, including electric vehicles. The Company has significantly reduced its efforts to obtain any additional grants and intends to focus its efforts on working toward production contracts for CCS and radar sensor systems.

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

The total amounts spent by the Company for research and development activities in 1998, 1997 and 1996 were $3,202,000, $2,072,000 and $2,128,000, respectively. Included in these amounts for each of such years were $43,000, $260,000 and $298,000, respectively, in payments for license rights to technology and minimum royalties. The Company's research and development expenses fluctuate significantly from period to period, due both to changing levels of research and development activity and changes in the amount of such activities that are covered by customer contracts or grants. Where possible, the Company would seek funding from third parties for its research and development activities. Customer-sponsored research and development expenses (i.e., expenses classified as Direct Development Contract and Related Grant Costs or Direct Grant Costs on the Company's Statement of Operations) for each of 1998, 1997 and 1996 were $1,364,000, $2,611,000 and $11,743,000, respectively.

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

The time required to progress through these five stages of commercialization varies widely. Automotive companies will take longer to evaluate components that are critical to the safe operation of a vehicle where a product failure can result in a passenger death. Conversely, if the product is not safety critical, the evaluation can proceed more quickly since the risk of product liability is smaller. Another factor influencing the time required to complete the product sales cycle relates to the required level of integration of the component into other vehicle systems. Products that are installed by the factory generally require a medium amount of time to evaluate since other vehicle systems are affected and because a decision to introduce the product into the vehicle is not easily reversed, as it is with dealer-installed options. Products that are installed by an auto dealer take the least amount of time to evaluate since they have little impact on other vehicle systems. The Company's products vary in how they fit within these two factors affecting the time required for completing the sales cycle. The CCS has a moderate effect on other vehicle systems and would be a factory installed item. The Company's radar system could also be factory installed and would have a greater impact on other vehicle systems. The radar system could also be sold as an after-market item for trucks.

The Company's ability to successfully market its CCS and radar products will in large part be dependent upon, among other things, the willingness of automobile manufacturers to incur the substantial expense involved in the purchase and installation of the Company s products and systems, and, ultimately, upon the acceptance of the Company's products by consumers. In addition, automobile manufacturers may be reluctant to purchase key components from a small, development-stage company with limited financial and other resources. Even if the Company is successful in obtaining favorable responses from automobile manufacturers, the Company may need to license its technology to potential competitors to ensure adequate additional sources of supply in light of automobile manufacturers' reluctance to purchase products from a sole source supplier (particularly where the continued viability of such supplier is in doubt, as may be the case with the Company). See "Item 1 Risk Factors Dependence on Acceptance by Automobile Manufacturers and Consumers; Market Competition," "Competition; Possible Obsolescence of Technology"; "Nonexclusive License on Radar Technology" and "Limited Marketing Capabilities; Uncertainty of Market Acceptance"

MANUFACTURING, CONTRACTORS AND SUPPLIERS

The Company currently has limited manufacturing capacity for CCS systems. The Company intends to develop further its manufacturing capability in order to implement its business plan, control product quality and delivery, to shorten product development cycle times, and protect and further develop proprietary technologies and processes. This capability could be developed internally through the purchase or development of new equipment and the hiring of additional personnel, or through the acquisition of companies with established manufacturing capability. Certain members of management of the Company have experience in establishing and managing volume production of automobile components. There can be no assurance that the Company's efforts to establish its manufacturing operations for any of its products will not exceed estimated costs or take longer than expected or that other anticipated problems will not arise that will materially adversely affect the Company's operations, financial condition and/or business prospects. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations Year Ended December 31, 1998 Compared to Year Ended December 31, 1997."

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

The Company has adopted a policy of seeking to obtain, where practical, the exclusive rights to use technology related to its products through patents or licenses for proprietary technologies or processes. The Company currently has several license arrangements.

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

In addition to the aforementioned license rights to the CCS technology, the Company holds three patents on a variable temperature seat climate control system. The Company also has pending two additional patent applications with respect to certain improvements to the CCS technology developed by the Company. The Company is aware that an unrelated party filed a patent application in Japan on March 30, 1992 with respect to technology similar to the CCS technology. However, to date, this application remains subject to examination and therefore no patent has been issued to the party filing such application. If such patent were to issue and be upheld, it could have a material adverse effect upon the Company's ability to sell CCS products in Japan.

RADAR FOR MANEUVERING AND SAFETY

Pursuant to a License Agreement between the Company and the Regents (the "Regents") of the University of California (Lawrence Livermore National Laboratory), the Regents granted to the Company a limited, exclusive license to use certain technology covered by patents held by the Regents in the following three passenger vehicle applications: intelligent cruise control, air bag crash systems, and position sensors. This license required the Company to achieve commercial sales of products by the end of 1998. Commercial sales were defined as sales of non-prototype products to at least one original equipment manufacturer. Since commercial sales volumes were not achieved, the exclusivity on the license has lapsed. Although the Company retains its license, other companies may also acquire the license and develop products based on the technology.

The Company holds one patent on radar technology. See "Item 1 Risk Factors Dependence on Acceptance by Automobile Manufacturers and Consumers; Market Competition," "Time Lag From Prototype to Commercial Sales," "Special Factors Applicable to the Automotive Industry In General," and "Competition; Possible Obsolescence of Technology." At December 31, 1998, the Company also had pending one additional patent application on its radar technology.

ELECTRIC VEHICLE SYSTEMS

The Company was issued a patent on a key function of the Energy Management System and has applied for additional patents relating to such system. The Company believes that those elements of the Energy Management System not covered by the patent are protected as trade secrets. The Company's Energy Management System technology is now part of the EV Sub, a subsidiary created as a result of the Board of Director's decision in August of 1998 to suspend funding of the electric vehicle program and Dr. Bell's resulting offer to continue funding the electric vehicle program in return for a 15% stake in a subsidiary to be formed which contains the electric vehicle assets. Pursuant to the Proposed Financing, the EV Sub may be sold to Dr. Bell in exchange for the redemption of his Class B Shares held by him or his affiliates. See "Proposed Disposition of Electric Vehicle Operations."

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

COMPETITION

The automotive components and systems business is highly competitive. The Company may experience competition directly from automobile manufacturers, most of which have the capability to manufacture competing products. Many of the existing and potential competitors of the Company have considerably greater financial and other resources than the Company, including, but not limited to, an established customer base, greater research and development capability, established manufacturing capability and greater marketing and sales resources. The Company also competes indirectly with related products that do not offer equivalent features to the Company's products, but can substitute for the Company's products, such as heated seats, ventilated seats and ultrasonic radar products. The Company believes that its products will compete on the basis of price, performance and quality.

CCS

The Company is not aware of any competitors that are offering systems for both heating and active cooling of automotive car seats, although substantial competition exists for the supply of heated-only seats and several companies are offering a product which circulates ambient air through a seat without active cooling. In addition Mercedes Benz has announced an option on certain new models which combines heated seats with circulation of ambient air. It is possible that competitors will be able to expand or modify their current products by adding a cooling function to their seats based upon a technology not covered by patented technology licensed to the Company. The CCS competes indirectly with alternative methods of providing passenger climate control in a vehicle such as heating and air conditioning systems, which are currently available for almost all vehicles. The Company hopes to develop a market niche for this product initially as a luxury in conventional gasoline-powered cars and sport utility vehicles. The Company is aware that a Japanese patent has been applied for by another entity on technology similar to the CCS technology.

RADAR FOR MANEUVERING AND SAFETY

The potential market for automotive radar has attracted many aerospace companies who have developed a variety of radar technologies. A few automotive OEMs are now offering ultrasonic or infrared laser distance sensors for parking aids. These companies have far greater technical, financial and other resources than the Company does. While the Company believes that its licensed radar technology has competitive advantages which are protected by intellectual property rights in the applications the Company is developing, it is possible that the market will not accept the Company's radar products or that competitors will find ways to offer similar products without infringing on the Company's intellectual property rights.

EMPLOYEES

As of December 31, 1998, the Company had 44 employees and 5 outside contractors. None of the Company's employees are subject to collective bargaining agreements. The Company considers its employee relations to be satisfactory.

RISK FACTORS

THE COMPANY'S SECURITIES ARE HIGHLY SPECULATIVE IN NATURE AND INVOLVE A HIGH DEGREE OF RISK. PRIOR TO MAKING AN INVESTMENT DECISION, CURRENT AND PROSPECTIVE INVESTORS IN THE COMPANY'S SECURITIES SHOULD GIVE CAREFUL CONSIDERATION TO, AMONG OTHER THINGS, THE RISK FACTORS SET FORTH BELOW. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. REFERENCE IS MADE IN PARTICULAR TO THE DESCRIPTION OF THE COMPANY'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ASSUMPTIONS UNDERLYING SUCH PLANS AND OBJECTIVES AND OTHER FORWARD-LOOKING STATEMENTS INCLUDED IN THIS SECTION, "ITEM 1 BUSINESS," "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND IN OTHER PLACES IN THIS REPORT. SUCH STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL" "EXPECT" "BELIEVE," "ESTIMATE," "ANTICIPATE" "INTEND," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF SUCH TERMS OR THE NEGATIVE OF SUCH TERMS. SUCH STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF FACTORS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED. FACTORS WHICH COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH BELOW.

DEVELOPMENT STAGE COMPANY

The Company's proposed future operations are subject to numerous risks associated with establishing new businesses, including, but not limited to, availability of capital, unforeseeable expenses, delays and complications, as well as specific risks of the industry in which the Company competes. There can be no assurance that the Company will be able to market any product on a commercial scale, achieve profitable operations or remain in business. To date, the Company's first developed product, the interactive voice navigation system was not commercially successful. See "Item 1 Business" herein. The Company was formed in April 1991 and its principal products are still in the development or pre-production stage. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with establishing a new business, including, without limitation, uncertainty as to market acceptance of the Company's products, marketing problems and expenses, competition and changes in business strategy. There can be no assurance that the Company will be successful in its proposed business activities.

Moreover, the Company's radar systems are in various stages of prototype/pre-production development and will require the expenditure of significant funds for further development and testing in order to commence commercial sales. No assurance can be given that the Company will obtain the funds necessary to pay for such further development of its products or that, if such funds are obtained, the Company will be successful in resolving all technical problems relating to its products or in developing the technology used in its prototypes into commercially viable products. The Company does not expect to generate significant revenues from the sale of seat or radar products for at least 12 months, and no assurance can be given that such sales will ever materialize. Further, there can be no assurance that any of the Company's products, if successfully developed, will be capable of being produced in commercial quantities at reasonable costs or will be successfully marketed and distributed. See "Limited Marketing Capabilities; Uncertainty of Market Acceptance."

SUBSTANTIAL OPERATING LOSSES SINCE INCEPTION

The Company has incurred substantial operating losses since its inception. At December 31, 1998 and 1997, the Company had accumulated deficits since inception of $36,305,000 and $28,601,000, respectively. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's accumulated deficits are attributable to the costs of developmental and other start-up activities, including the industrial design, development and marketing of the Company's products and a significant loss incurred on a major electric vehicle development contract. The Company has continued to incur losses due to continuing expenses without significant revenues or profit margins on the sale of products, and expects to incur significant losses for the foreseeable future

PROPOSED FINANCING; CHANGE OF CONTROL

On March 29, 1999, the Company entered into a Securities Purchase Agreement with Westar Capital II LLC and Big Beaver Investments LLC (the "Investors") pursuant to which the Investors will invest $9 million in the Company in return for 9,000 shares of a Series A Preferred Stock (which are convertible into Class A Common Stock at an initial conversion price of $1.675 per common share) and Contingent Warrants. The Contingent Warrants are exercisable only to the extent certain other warrants to purchase Class A Common Stock are exercised, and then only in an amount that will enable the Investors to maintain the same percentage interest in the Company that they have in the Company after the initial investment (on an as converted basis). In connection with this transaction, the Investors would obtain the right to elect a majority of the

Company's directors as well as rights of first refusal to provide additional financing for the Company and registration rights. In addition, based upon the Company's existing capitalization and the proposed terms of the Series A Preferred Stock, immediately following the proposed investment, the Investors would have approximately 74% of the Company's common equity (on an as converted basis, excluding options and warrants). Completion of the proposed financing is subject to a number of conditions, including shareholder approval, which the Company intends to seek at the 1999 Annual Shareholders Meeting. There can be no assurance that the proposed equity financing will be completed.

Concurrent with the execution of the Securities Purchase Agreement, an affiliate of the Investors provided a secured credit facility (the "Bridge Loan") to the Company for up to $1.2 million which bears interest at 10% per annum and matures on the earlier of September 30, 1999 or the completion of the equity financing. As additional consideration for the Bridge Loan, the Company issued detachable five year warrants to purchase 300,000 shares of Class A Common Stock at $1.03 per share, subject to adjustment. The bridge warrants will be cancelled upon the completion of the equity investment with the Investors. The Bridge Loan is secured by a lien on virtually all of the Company's assets. The Bridge Loan is necessary to allow the Company to continue operations pending the closing of the equity financing, although the amount of the Bridge Loan may not be adequate even if fully drawn. Further, there are numerous conditions to making each borrowing under the Bridge Loan.

NEED FOR ADDITIONAL FINANCING

The Company has experienced negative cash flow from operations since its inception and has expended, and expects to continue to expend, substantial funds to continue its development efforts. The Company has not generated and does not expect to generate in the near future sufficient revenues from the sales of its principal products to cover its operating expenses. Notwithstanding the proposed financing described above, the Company will require additional financing through bank borrowings, debt or equity financing or otherwise to finance its planned operations. If additional funds are not obtained when needed, the Company will be required to significantly curtail its activities, dispose of one or more of its technologies and/or cease operations and liquidate. If and when the Company is able to commence commercial volume production of its heated and cooled seat or radar products, the Company will incur significant expenses for tooling product parts and to set up manufacturing and/or assembly processes. No assurance can be given that such alternate funding sources can be obtained or will provide sufficient, or any, financing for the Company.

PROPOSED DISPOSITION OF ELECTRIC VEHICLE OPERATIONS

In 1998, the Board of Directors decided to suspend funding the electric vehicle program (effective August 1998) because it was generating continuing losses and utilizing resources that the Board felt would be better utilized in development of the CCS and radar products. Dr. Bell, the Company's founder and Chairman of the Board, believed that there were still commercial opportunities worth pursuing and agreed to fund the program personally, in return for a 15% interest in the EV Sub. The Board approved this proposal and the Company continued to seek a strategic partner.

In December 1998, the Company entered into a letter agreement with the Maini Group in relation to the Indian JV. Under the terms of that letter agreement, the Company will receive (i) a minority equity position in a yet to be formed Indian company and (ii) royalties on sales of electric vehicles by the Indian JV, both in exchange for contribution of certain assets and technology to the Indian JV. However, to fully launch the Indian JV, external financing for the Indian JV must be obtained as neither the Company nor the Maini Group has committed the necessary funding for the Indian JV.

In connection with the proposed financing for the Company which is described above and in "Item 7 Management's Discussion and Analysis -- Liquidity and Capital Resources", the Investors require that the Company redeem from Dr. Bell the Class B Shares of the Company that he and/or his affiliates will hold upon the termination of the escrow that was created in connection with the Company's initial public offering of securities in 1993. Dr. Bell has entered into a Share Exchange Agreement to sell to the Company those Class B Shares in exchange for the remaining 85% equity interest in the EV Sub, subject to the closing of the proposed financing and shareholder approval of the exchange transaction. If the exchange is effected, the Company will have no further ownership interest in the EV Sub but will retain the right to receive from the EV Sub payment of 85% of the royalties which the EV Sub receives from the Indian JV, if any. The EV Sub will have all other rights to the Company's electric vehicle technology. If the proposed financing is completed but the shareholders do not approve of the sale of the EV Sub to Dr. Bell for the Class B Shares, then the Class B Shares will be redeemed for cash and Dr. Bell will be granted rights to control the board of directors of the EV Sub and co-sale rights and rights of first refusal with respect to any disposition by the Company of its interests in the EV Sub. The investors have indicated that they do no intend to continue funding electric vehicle operations whether or not the Company maintains any ownership interest in the EV Sub. See "Business--Proposed Disposition of Electric Vehicle Operations."

DEPENDENCE ON ACCEPTANCE BY AUTOMOBILE MANUFACTURERS AND CONSUMERS; MARKET COMPETITION

The Company's ability to successfully market its CCS and radar products will in large part be dependent upon the willingness of automobile manufacturers to incur the substantial expense involved in the purchase and installation of the Company's products and systems, and, ultimately, upon the acceptance of the Company's products by consumers. The Company's potential customers may be reluctant to modify their existing automobile models, where necessary, to incorporate the Company's products. In addition, automobile manufacturers may be reluctant to purchase key components from a small, development-stage company with limited financial and other resources. The Company's ability to successfully market its seats and radar products will also be dependent in part upon its ability to persuade automobile manufacturers that the Company's products are sufficiently unique that they cannot be obtained elsewhere. See "Competition; Possible Obsolescence of Technology" and "Exclusive Licenses on Heated and Cooled Seats;" "Potential Loss of Exclusivity of License on Radar for Maneuvering and Safety." There can be no assurance that the Company will be successful in this effort. Furthermore, in the event the Company is successful in obtaining favorable responses from automobile manufacturers, the Company may need to license its technology to potential competitors to ensure adequate additional sources of supply in light of automobile manufacturers' reluctance to purchase products from a sole source supplier (particularly where the continued viability of such supplier is in doubt, as may be the case with the Company).

EXCLUSIVE LICENSE ON HEATED AND COOLED SEATS; NON-EXCLUSIVE LICENSE ON RADAR TECHNOLOGY

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

The Company's license from LLNL for one type of the Company's radar technology became non-exclusive as of December 31, 1998. The lack of exclusivity means that the Company has reduced intellectual property protection for technology developed from this license and faces possible competition from other companies which can acquire this license from LLNL. See "Item 1 Business Proprietary Rights and Patents."

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

The Company holds current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties. The Company has prepaid all royalties for the fiscal year ending December 31, 1999, but if the Company were unable to pay such royalties or otherwise breached these license agreements, the Company would lose its rights to the licensed technology. This would materially and adversely affect the Company's business.

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

TIME LAG FROM PROTOTYPE TO COMMERCIAL SALES

The sales cycle in the automotive components industry is lengthy and can be as long as six years or more for products that must be designed into a vehicle, since some companies take that long to design and develop a car. Even when selling parts that are neither safety-critical nor highly integrated into the vehicle, there are still many stages that an automotive supply company must go through before achieving commercial sales. The sales cycle is lengthy because an automobile manufacturer must develop a high degree of assurance that the products it buys will meet customer needs, interface as easily as possible with the other parts of a vehicle and with the automobile manufacturer's production and assembly process, and have minimal warranty, safety and service problems. The Company has delivered prototype units of CCS systems to most of the major automotive and seat companies and been selected by a major seat supplier to automotive OEMs to supply CCS to be installed on one platform for a major North American auto manufacturer. However, no assurance can be given that the achievement of any of these milestones will result in production orders or that such orders, if obtained, will be received in the near future.

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

COMPETITION; POSSIBLE OBSOLESCENCE OF TECHNOLOGY

The automotive component industry is subject to intense competition. Virtually all of the Company's competitors are substantially larger in size, have substantially greater financial, marketing and other resources than the Company, and have more extensive experience and records of successful operations than the Company. Competition extends to attracting and retaining qualified technical and marketing personnel. There can be no assurance that the Company will successfully differentiate its products from those of its competitors, that the marketplace will consider the Company's current or proposed products to be superior or even comparable to those of its competitors, or that the Company can succeed in establishing relationships with automobile manufacturers. Furthermore, no assurance can be given that competitive pressures faced by the Company will not adversely affect its financial performance. Due to the rapid pace of technological change, the Company's products may even be rendered obsolete by future developments in the industry. The Company's competitive position would be adversely affected if it were unable to anticipate such future developments and obtain access to the new technology.

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

Furthermore, the Company may engage contractors located in foreign countries. Accordingly, the Company will be subject to all of the risks inherent in international operations, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, the imposition of tariffs and import and export controls, changes in governmental policies and other factors which could have an adverse effect on the Company's business. See also "Risk of Foreign Sales."

POTENTIAL PRODUCT LIABILITY

The Company's business will expose it to potential product liability risks which are inherent in the manufacturing, marketing and sale of automotive components. In particular, there may be substantial warranty and liability risks associated with critical safety components of the Company's products. If available, product liability insurance generally is expensive. While the Company presently has $2,000,000 of product liability coverage, there can be no assurance that it will be able to obtain or maintain such insurance on acceptable terms with respect to other products the Company may develop, or that any insurance obtained will provide adequate protection against any potential liabilities when and if high volume production begins, the Company expects to purchase additional insurance coverage. In the event of a successful claim against the Company, a lack or insufficiency of insurance coverage could have a material adverse effect on the Company's business and operations.

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

FLUCTUATIONS IN QUARTERLY RESULTS; POSSIBLE VOLATILITY OF STOCK PRICE

Factors such as announcements by the Company of quarterly variations in its financial results, or unexpected losses, could cause the market price of the Class A Common Stock of the Company to fluctuate significantly. The results of operations in previous quarters have been partially dependent on large grants, orders and development contracts, which may not recur in the future. In addition, the Company's quarterly operating results may fluctuate significantly in the future due to a number of other factors, including timing of product introductions by the Company and its competitors, availability and pricing of components from third parties, timing of orders, foreign currency exchange rates, technological changes and economic conditions generally. Development contract revenues declined significantly because the activity on the Company's major electric vehicle development contract substantially concluded at the end of 1996 with no replacement contract presently scheduled to follow. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations." In recent years, the stock markets in general, and the share prices of technology companies in particular, have experienced extreme fluctuations. These broad market and industry fluctuations may adversely affect the market price of the Class A Common Stock. In addition, failure to meet or exceed analysts' expectations of financial performance may result in immediate and significant price and volume fluctuations in the Class A Common Stock.

POTENTIAL CONFLICTS OF INTEREST

The Company leases its current facilities from Dillingham Partners, an entity that is 60% controlled by Dr. Bell. The Company determined that the lease is on terms no less favorable to the Company than those which could be obtained from unaffiliated parties.

John W. Clark, a director of the Company, is a partner of Westar Capital. Westar Capital is one of the two primary investors in the Proposed Financing. See "Item 7 Management Discussion and Analysis - Liquidity and Capital Resources." This transaction, combined with Mr. Clark's membership on the Board of Directors, could give rise to conflicts of interest.

In August 1998 the Board of Directors decided to suspend funding the electric vehicle program because it was generating continuing losses and utilizing resources that the Board felt would be better utilized by pursuit of the CCS and radar products. Dr. Bell agreed to fund the program personally, in return for a 15% interest in the EV Sub, which was transferred to Dr. Bell in March of 1999. In connection with the Proposed Financing, Dr. Bell may acquire the remaining equity interest in the EV Sub in exchange for the Class B Shares of the Company. This means that the Company may have no further ownership interest in electric vehicle technology and will only have the rights to EV Sub payment of 85% of the royalties which the EV Sub receives from the Indian JV. This transaction is subject to conditions, including shareholder approval. This transaction, combined with Dr. Bell's ownership of a significant percentage of the Company's Class A Common Stock, his position as an officer and his membership on the Board of Directors, could give rise to conflicts of interest.

ANTI-TAKEOVER EFFECTS OF PREFERRED STOCK

The Series A Preferred Stock proposed to be issued to the Investors in connection with the proposed financing will have the right to elect five of seven members of the Board of Directors. In addition, the Series A Preferred Stock will vote together with the shares of Class A Common Stock on any other matter submitted to shareholders. Immediately following the closing of the proposed financing, holders of the Series A Preferred Stock will have approximately 74% of the voting shares of the Company and will have the ability to approve or prevent any subsequent change in control of the Company.

In addition, the Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of Class A Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company.

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

ITEM 2.  PROPERTIES

The Company maintains its corporate headquarters, manufacturing and research and development facilities in leased space of approximately 40,000 square feet in Irwindale, California. The Company's lease expires December 31, 2002. The current monthly rent under the lease is approximately $20,000. The Company believes that its facilities are adequate for its present requirements. See "Item 1 -- Risk Factors - Potential Conflict of Interest."

ITEM 3.  LEGAL PROCEEDINGS

On November 14, 1996, Gibbins Pattern & Plastic, Inc. ("Gibbins"), a supplier to the Company, filed suit against the Company in Michigan state court in the circuit court for the County of Wayne, Michigan for breach of contract, open account/account stated, and unjust enrichment/quantum meruit. The Company settled the case out of court during 1998.

The Company is subject to litigation from time to time in the ordinary course of its business, but there is no current pending litigation to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 18, 1998 the Company filed a proxy statement with the Securities and Exchange Commission and began to solicit shareholder approval of an amendment to the Company's Articles of Incorporation which would effect a 1-for-5 reverse stock split of the Company's Class A Common Stock and increase the effective amount of authorized but unissued Class A Common Stock. On January 25, 1999 the Company held a special shareholders meeting where the 1-for-5 reverse stock split was approved. 11,380,104 shares were voted in favor of the reverse stock split, 391,845 shares were voted against the reverse stock split, and 30,857 shares were not voted due to abstention or broker non-vote. The reverse stock split became effective on January 26, 1999, upon the filing of an amendment to the Articles of Incorporation of the Company, and the Company's Class A Common Stock began trading on the adjusted basis on the Nasdaq SmallCap Market on January 28, 1999. Share information for all periods has been retroactively adjusted to reflect the split.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Company's Class A Common Stock trades on the Nasdaq SmallCap Market under the symbol ARGNA. The Company's Class A Warrants trade on the Nasdaq SmallCap Market under the symbol ARGNW. The following table sets forth the high and low bid prices for the Class A Common Stock as reported on the Nasdaq SmallCap Market for each quarterly period (or part thereof) from the beginning of the first quarter of 1997 through December 31, 1998. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

1997                                        HIGH(1)   LOW(1)
                                            -------   ------
   1st Quarter.........................     $33.75    $17.50
   2nd Quarter.........................      25.65     12.50
   3rd Quarter.........................      35.00     18.75
   4th Quarter.........................      35.30     10.30
1998
   1st Quarter.........................      14.05      5.00
   2nd Quarter.........................       6.90      3.15
   3rd Quarter.........................       3.60      1.25
   4th Quarter.........................       5.00       .65


As of March 3, 1999, there were approximately 1,775 holders of record of the Class A Common Stock (not including beneficial owners holding shares in nominee accounts).

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

-------------------

(1) Numbers adjusted to give effect to the 1-for-5 reverse stock split that became effective on January 26, 1999, upon the filing of an amendment to the Articles of Incorporation of the Company. The Company's Class A Common Stock began trading on the adjusted basis on the Nasdaq SmallCap Market on January 28, 1999. See "Item 4 Submission of Matters to a Vote of Security Holders."

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                          -----------------------
                                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                     1994          1995         1996          1997          1998
                                                                     ----          ----         ----          ----          ----
        Total revenues..........................................   $  2,640     $  7,809      $  7,447      $  1,308      $   770
        Net loss................................................     (4,235)      (3,237)       (9,997)       (5,417)      (7,704)
        Net loss per diluted share (1) (2)......................      (6.40)       (4.90)       (12.30)        (3.10)       (4.03)
        Deficit accumulated during development stage............     (9,950)     (13,187)      (23,184)      (28,601)     (36,305)


                                                                                         AS OF DECEMBER 31,
                                                                                         -----------------
                                                                                           (IN THOUSANDS)
                                                                     1994          1995         1996          1997          1998
                                                                     ----          ----         ----          ----          ----
        Working capital.........................................   $  4,149      $ 6,481      $ (3,315)     $  8,826      $ 1,190
        Total assets............................................      7,162        8,995         3,922        10,568        2,644
        Capitalized lease obligations...........................         78           68            43            41           65


-----------

(1) Excluded from the average number of common shares used to calculate net loss per share are the 600,000 Escrowed Contingent Shares (See Note 7 to the Financial Statements). Adoption of SFAS No. 128 "Earnings Per Share" by the Company. No effect on previously reported per share information occurred due to antidilution provisions of the accounting principles.

(2) Numbers adjusted to give effect to the 1-for-5 reverse stock split that became effective on January 26, 1999, upon the filing of an amendment to the Articles of Incorporation of the Company. The Company's Class A Common Stock began trading on the adjusted basis on the Nasdaq SmallCap Market on January 28, 1999. See "Item 4 Submission of Matters to a Vote of Security Holders."

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

OVERVIEW OF DEVELOPMENT STAGE ACTIVITIES

Historically, the Company's operations during the development stage have focused on the research and development of technologies to adapt them for a variety of uses in the automotive industry. Although the Company licensed the rights to these technologies from the holders of the related patents, it has now developed its own patented or patentable technology to complement those licenses. The Company recently lost the exclusivity on its license to certain radar technology from LLNL, but intends to continue to pursue radar products with its own technology In the automotive components industry, products typically proceed through five stages of research and development and commercialization. Initial research on the product concept comes first, in order to assess its technical feasibility and economic costs and benefits, and often includes the development of an internal prototype for the supplier's own evaluation of the product. If the product appears feasible, a functioning prototype or demonstration prototype is manufactured by the component supplier to demonstrate and test the features of the product. This prototype is then marketed to automotive companies to generate sales of evaluation prototypes for internal evaluation by the automobile manufacturer. If the automobile manufacturer remains interested in the product after testing initial evaluation prototypes, it typically works with the component supplier to refine the product and then purchase second and subsequent generation engineering prototypes for further evaluation. Finally, the automobile manufacturer determines to either purchase the component for a production vehicle or terminate interest in the component. See "Item 1 Business Marketing and Sales."

As development of the Company's products proceeds, the Company seeks to generate revenues from the sale of prototypes, then from specific development contracts, pre-production orders and, ultimately, production orders. The Company received its first production order in December 1997 and during 1998 the Company was selected to supply its CCS system to be installed in seat systems for one platform of a major North American auto manufacturer starting in the 2000 model year. The Company is continuing its efforts to obtain commitments and orders from large equipment manufacturers. Development contracts are from customers interested in developing a particular use or project using the Company's technologies and are generally longer term activities (from six months to one year) involving, in some cases, pre-production orders of larger quantities of the product for final testing by the customer before submitting a production order. Revenues have been obtained in the past as grant funding from government agencies interested in promoting the technologies for specific tasks or projects, as well as development funds from prototype sales to customers, help offset the development expenses overall.

The Company received no funds to offset its development expenses from any funding source in 1991 and, in 1992, secured its first outside grant totaling $1,900,000. In 1993, the Company sold $188,000 in prototypes of its developing technology adaptations and, in addition, recorded $2,101,000 in grant revenue. In 1994, the sale of prototypes increased and the Company recorded its first development contract revenues, increasing revenues from these sources to $1,336,000. Grant revenues became less important as a source of total revenues, decreasing in 1994 to 49% of total revenues from 92% in 1993. In late 1994, the Company entered into the Samsung contract, from which revenues of $4,040,000, $5,328,000, and $533,000 were recorded in 1995, 1996 and 1997, respectively. In addition, the Company recorded revenues from two grants related to the development of the electric vehicle technology in 1995 and 1996 of $1,872,000 and $840,000, respectively. The Company's activity on the Samsung contract diminished during the fourth quarter of 1996 and substantially concluded at the end of the year. No replacement revenue was scheduled for 1997 or 1998. In addition, in 1996, the Company substantially completed work relating to the two electric vehicle grants, with no replacement grants scheduled to follow. As of December 31, 1998, the Company had no development contracts in place except for contracts to build prototype systems. The Company has no efforts to obtain any additional grants and has focused its efforts on working toward production contracts for Climate Control Seat ("CCS") systems and radar sensor systems. See "Item 1 Risk Factors Dependence on Grants; Government Audits of Grants."

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Total revenues for the year ended December 31, 1998 ("1998") decreased by $538,000, or approximately 41%, to $770,000, from $1,308,000 for the year ended December 31, 1997 ("1997"). The decline was primarily due to the completion of certain development contracts in 1997 and a reduced level of development contract activity in 1998.

During 1998, development continued on CCS and the Company's radar system, some of which was funded by development contracts. Development contract revenue relating to the Company's CCS and radar products decreased to $752,000 in 1998, a decline of $529,000, or approximately 41% from the $1,281,000 in such revenue recorded for 1997. The decrease in 1998 principally reflects the Company's completion in 1997 of work on several development contracts. The Company is not seeking to obtain new grants and continues to focus its efforts on working toward production contracts for CCS and radar sensor systems.

Direct development contract and related grant costs decreased to $1,364,000 in 1998 from $2,586,000 in 1997, primarily due to decreased activity in the Company's electric vehicle program in 1997 and the end of allocating administrative expenses to this category.

Research and development expenses increased by $1,130,000 or approximately 55%, in 1998 to $3,202,000 from $2,072,000 in 1997. These expenses represent research and development expenses for which no development contract or grant funding has been obtained. The increase was due to an increase in headcount, tooling expenditures, prototype materials and consulting.

Selling, general and administrative ("SG&A") expenses decreased by $373,000, or approximately 8%, in 1998 to $4,098,000 from $4,471,000 in 1997. The decrease in 1998 was primarily due to the reduction in salaries and wages related to reduced headcount and the nonrecurrence of costs related to IUS joint venture activities in 1997.

Net interest income totaled $238,000 and $406,000 in 1998 and 1997, respectively. Interest income decreased due to a decline in cash balances as a result of those funds being used in operations.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Total revenues for the year ended December 31, 1997 ("1997") decreased by $6,139,000, or approximately 82% to $1,308,000, from $7,447,000 for the year ended December 31, 1996 ("1996"). Approximately $533,000, or nearly 41% of 1997 total revenues were derived from the Samsung contract and related grants, which is a decrease of approximately $5,635,000 when compared to 1996, when $6,168,000, or nearly 83% of total revenues were related to the Samsung contract and other grants. The Company completed work on the Samsung contract and the related grants in 1997. No replacement contract or replacement grants are scheduled to follow or expected to be obtained.

During 1997, development continued on CCS and the Company's radar system, some of which was funded by development contracts. Development contract revenue relating to the Company's CCS, radar and IVS-TM- products decreased to $748,000 in 1997, a decline of $199,000, or approximately 21% from the $947,000 in such revenue recorded for 1996. The decrease in 1997 principally reflects the lack of commercial sales of IVS-TM- products as well as the Company's completion in 1996 of work on several development contracts relating to the IVS-TM- products not replaced in 1997 with new contracts. The Company began selling IVS-TM- products in 1995. The total revenue recognized for the IVS-TM- products in 1997 was $10,000, compared with $363,000 in 1996. On July 24, 1997, the Company entered into a joint venture agreement with Yazaki Corporation to form a new entity to develop and market the IVS-TM-products. Under the terms of the agreement, Yazaki Corporation owns a majority interest and the Company owns a minority interest of IVS, Inc. -TM-. As part of the transaction, the Company received $1,800,000 in cash and a note receivable for $1,000,000 in consideration for net assets related to Amerigon's voice interactive technology totaling approximately $89,000. In addition, the Company incurred costs of $348,000 associated with the sale. $1,800,000 was paid through July 1997 and $971,000 was paid in July 1998. Revenues from, grants other than electric vehicle-related grants decreased by $305,000, or approximately 92% to $27,000 in 1997 from $332,000 in 1996.

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

Direct development contract and related grant costs decreased to $2,586,000 in 1997 from $11,533,000 in 1996, primarily due to decreased activity in the Company's electric vehicle program in 1997, particularly in connection with the Samsung contract and related grants. The Company also recorded changes to operations in 1996, included in the total direct development contract and related grant costs, for the ultimate estimated loss at completion of the contract of approximately $1,900,000. Direct development costs related to commercial sales of IVS-TM- decreased in 1997 to $55,000 from $490,000 in 1996 primarily due to weak demand on IVS-TM- products and the sale of the Company's IVS-TM- technology to Yazaki Corporation.

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

Selling, general and administrative ("SG&A") expenses increases by $1,061,000, or approximately 31%, in 1997 to $4,471,000 and development expenses from $3,410,000 in 1996. The increase in 1997 was primarily due to the fact that fewer SG&A expenses were allocated to development contracts. The Company also incurred costs related to the IVS-TM- joint venture and costs associated with locating strategic partners for the electric vehicle program. Direct and indirect overhead expenses included in SG&A that are associated with development contracts are allocated to such contracts.

Interest expense incurred totaled $71,000 and $211,000 in 1997 and 1996, respectively. For 1997, interest expense represents charges incurred in conjunction with a bank line of credit obtained to finance work on the Samsung electric vehicle contract, the Bridge Financing, and the loan from the Company's Chief Executive Officer and principal shareholder. These loans were repaid upon the completion of the Company's Follow-on Public Offering in February 1997. Interest income increased to $477,000 in 1997 from $48,000 in 1996 as a result of higher cash balances maintained in investments purchased during 1997 with proceeds from the Company's secondary offering. Net interest income (expense) was $406,000 in 1997 compared with ($163,000) in 1996. Also, the net loss of the Company was partially offset by the gain on disposal of assets due to the joint venture with Yazaki Corporation. See "Note 15."

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had working capital of $1,190,000. On March 29, 1999 the Company entered into a Securities Purchase Agreement with Westar Capital LLC and Big Beaver Investments LLC (the "Investors") pursuant to which the Investors will invest $9 million in the Company in return for 9,000 shares of Series A Preferred Stock which are convertible into Class A Common Stock and warrants that are exercisable only to the extent certain other warrants to purchase Class A Common Stock are exercised and then only in an amount that will enable the Investors to maintain the same percentage interest in the Company that they have in the Company after the initial investment on a fully converted basis. This transaction is subject to a number of conditions, including shareholder approval, which the Company intends to seek at the 1999 Annual Shareholders Meeting. Concurrent with the execution of the Securities Purchase Agreement, an affiliate of the Investors provided a secured bridge loan to the Company for up to $1.2 million which bears interest at 10% per annum and matures upon the earlier of September 30, 1999 or the completion of the equity financing and contains detachable warrants for 300,000 shares of Class A Common Stock which will be cancelled upon the completion of the equity investment. The bridge loan is necessary to allow the Company to continue operations pending the closing of the equity financing, although the amount of the bridge loan may not be adequate even if fully drawn. Further, there are numerous conditions to making each borrowing under the bridge loan. No assurance can be given that the proposed financing will be completed. The Company's principal sources of operating capital have been the proceeds of its various financing transactions and, to a lesser extent, revenues from grants, development contracts and sale of prototypes to customers.

Cash and cash equivalents decreased by $4,370,000 in 1998 primarily due to a net loss of $7,704,000. Operating activities used $7,227,000, which was primarily a result of the net loss of $7,704,000 and repayment of $287,000 of outstanding balances to vendors, and reductions of deferred revenues of $53,000, reductions of accounts receivable of $60,000 and an increase in accrued liabilities of $164,000. Investing activities provided $2,922,000, of which $2,400,000 was from the selling of short-term investments along with $971,000 from a receivable from sale of assets, offset by $449,000 related to the purchase of property and equipment. Financing activities used $65,000 for repayment of capital leases.

The Company requires immediate financing and expects to incur losses for the foreseeable future due to the continuing cost of its product development and marketing activities. To fund its operations, the Company will need immediate financing from sources outside the Company before it can achieve profitability from its operations. While the Company has just secured a loan for up to $1.2 million and entered into an agreement for a $9 million equity investment as described above there can be no assurance that the proposed equity financing will be consummated or even if it is, that additional financing will not need to be obtained. The Company does not anticipate that the proceeds from the proposed financing will be sufficient to meet the Company's operating needs beyond a year. At or before that time, the Company will need additional financing or will be unable to continue operations. There is no assurance that additional financing can be secured. The Company's focus is to bring products to market and achieve revenues based upon its available resources. The Company continues to pursue the market introduction of its CCS and radar based sensor device, both for the automotive marketplace. If and when the Company is able to commence commercial volume production of its heated and cooled seat or radar products, the Company will incur significant expenses for tooling product parts and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing, of these products. The Company does not intend to pursue any more significant grants or development contracts to fund operations and therefore is highly dependent on its current working capital sources. Should the Company not obtain additional equity and/or debt financing immediately, the Company will be required to significantly curtail its development activities, dispose of one or more of its technologies and/or cease operations and liquidate. There can be no assurance that either of these sources is available.

YEAR 2000 IMPACT

An issue affecting Amerigon and others is the ability of many computer systems and applications to process the Year 2000 and beyond ("Y2K"). To address this problem, in 1998, Amerigon initiated a Y2K program to manage the Company's overall Y2K compliance effort. A team of internal staff is managing the program with assistance of some outside consultants. The team's activities are designed to ensure that there are no material adverse effects on the Company.

The Company is in the assessment phase of its internal information services computer systems associated with the Year 2000. The Company is currently assessing Year 2000 issues related to its non-information technology systems used in product development, engineering, manufacturing and facilities.

The Company is also working with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to address Y2K issues where their systems interface with the Company's systems or otherwise impact its operations. The Company has communicated in writing with all of its principal suppliers to confirm their status in regards to Y2K issues. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remedy their computer systems. The Company does not anticipate that potential Year 2000 issues at the customer level will have a material adverse effect on its ability to conduct normal business.

The Company's Y2K program is well under way and, based on the results of its assessment to date is expected to be complete by mid-1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company. The Company has not identified a need to develop an extensive contingency plan for non-remediation issues at this time. The need for such a plan is evaluated on an ongoing basis as part of the Company's overall Year 2000 initiative.

Based on the Company's assessment to date, the costs of the Year 2000 initiative (which are expensed as incurred) are estimate to be approximately $20,000.

The cost of the project and the date on which the Company believes it will complete its Year 2000 initiative are forward-looking statements and are based on management's best estimate, according to information available through the Company's assessments to date. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the retention of these professions, the ability to locate and correct all relevant computer codes, and similar uncertainties. At present, the Company has not experienced any significant problems in these areas.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's investment portfolio consists of cash equivalents with no significant market risk. The Company places its investments in debt instruments of the U. S. government and in high-quality corporate issuers. As stated in its policy, the Company seeks to ensure the safety and preservation of its invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information contained under the captions entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1999 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions entitled "Executive Compensation," "Executive Compensation Table," "Report of the Compensation Committee on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Option Grant Table," "Aggregate Options Exercised and Year-End Values," and "Performance Graph" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information contained under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" and "Escrow Shares" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption entitled "Certain Transactions" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Financial Statements.

                  The following financial statements of the Company and report of independent accountants are included in Item 8 of this Annual Report:

                                                                      Page
                                                                      ----
                  Report of Independent Accountants                    F-2
                  Balance Sheets                                       F-3
                  Statements of Operations                             F-4
                  Statements of Shareholders' Equity                   F-5
                  Statements of Cash Flows                             F-6
                  Notes to Financial Statements.                       F-7


         2.       Financial Statement Schedule.

                  The following Schedule to Financial Statements is included herein:

                  Schedule II-- Valuation and Qualifying Accounts, together with the report of independent accountants thereon.

         3.       Exhibits.

                  The following exhibits are filed as a part of this report:

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
 3.1.1          Amended and Restated Articles of Incorporation (the "Articles")
                of the Company (1)
 3.1.2          Certificate of Amendment of Articles filed with the California
                Secretary of State on December 5, 1996 (3)
 3.1.3          Certificate of Amendment of Articles filed with the California
                Secretary of State on January 26, 1999
 3.2            Amended and Restated Bylaws of the Company (3)
 4.1.1          Form of Warrant Agreement among the Company, the Underwriter and
                U.S. Stock Transfer Corporation as Warrant Agent (3)
 4.2            Form of Warrant Certificate for Class A Warrant (3)
 4.3            Form of Specimen Certificate of Company's Class A Common Stock (1)
 4.4            Escrow Agreement among the Company, U.S. Stock Transfer
                Corporation and the shareholders named therein (1)
10.1            1993 Stock Option Plan, together with Form of Incentive Stock
                Option Agreement and Nonqualified Stock Option Agreement (1)
10.4            Form of Underwriter's Unit Purchase Option (3)
10.5.1          Stock Option Agreement ("Bell Stock Option Agreement"),
                effective May 13, 1993, between Lon E. Bell and Roy A. Anderson (3)
10.5.2          List of omitted Bell Stock Option Agreements with Company directors (3)
10.6            Form of Indemnity Agreement between the Company and each of its officers and directors (1)
10.7            License Agreement, dated as of January 20, 1994, by and between the Company and the Regents of the University of California,
                together with a letter from the Regents to the Company dated
                September 19, 1996 relating thereto (3)**
10.7.1          Termination of Limited Exclusive License Agreement dated as of
                June 1998 between the Company and the Regents of the University of California
10.7.2          Limited Nonexclusive License Agreement dated as of June 1998 between the Company and the Regents of the University of
                California
10.8            Option and License Agreement dated as of November 2, 1992
                between the Company and Feher Design, Inc. (1)
10.9            Shareholders Agreement, dated May 13, 1993, by and among the
                Company and the shareholders named therein (1)
10.10           Stock Purchase Agreement and Registration Rights Agreement
                between the Company and Fidelity Copernicus Fund, L.P. and
                Fidelity Galileo Fund, L.P., dated December 29, 1995 (2)
10.11           Stock Purchase Agreement and Registration Rights Agreement
                between the Company and HBI Financial Inc., dated December 29, 1995 (2)
10.13           Joint Venture Agreement between Yazaki Corporation and Amerigon
                Incorporated, dated July 22, 1997 (5)
10.14           Amendment to Option and License Agreement between Amerigon and
                Feher Design dated September 1, 1997 (6)
10.15           Standard Lease dated January 1, 1998 between Amerigon and
                Dillingham Partners (6)
10.16           Letter Agreement dated December 16, 1998 between the Company and
                Sudarshan K. Maini
10.17           Securities Purchase Agreement dated March 29, 1999 by and among the Company, Westar Capital II LLC and Big Beaver Investments LLC
10.18           Credit Agreement dated March 29, 1999 between the Company and
                Big Star Investments LLC
10.19           Security Agreement dated March 29, 1999 between the Company and
                Big Star Investments LLC
10.20           Patent and Trademark Security Agreement dated March 29, 1999 between the Company and Big Star Investments LLC
10.21           Bridge Warrant dated March 29, 1999
10.22           Share Exchange Agreement dated March 29, 1999 between the
                Company and Lon E. Bell
21              List of Subsidiaries
23.1            Consent of Price Waterhouse LLP
23.2            Consent of Price Waterhouse LLP
27              Financial Data Schedule


     (b)     Reports on Form 8-K.

             During the quarter ended December 31, 1998, the Company filed no Current Reports on Form 8-K.

-------------------

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

(5) Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 22, 1997, and incorporated herein by reference.

(6) Previously filed as an exhibit to the Company's Current Report on Form 10-K for the period ended December 31, 1997, and incorporated herein by reference.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
Report of Independent Accountants...................................     F-2
Balance Sheets......................................................     F-3
Statements of Operations............................................     F-4
Statements of Shareholders' Equity..................................     F-5
Statements of Cash Flows............................................     F-6
Notes to Financial Statements.......................................     F-7


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Amerigon Incorporated (a Development Stage Enterprise)

In our opinion, the financial statements listed in the index appearing under Item(a)(1) and (2) present fairly, in all material respects, the financial position of Amerigon Incorporated (a Development Stage Enterprise) at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, and for the period from April 23, 1991 (inception) to December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a significant accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICEWATERHOUSECOOPERS LLP

Costa Mesa, California
March 23, 1999

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET

                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                             DECEMBER 31,
                                                                                                      -------------------------
                                                                                                          1997           1998
                                                                                                      -----------     ---------
Current assets:
   Cash and cash equivalents.......................................................................   $    6,037      $  1,667
    Short-term investments.........................................................................        2,400             -
   Accounts receivable less allowance of $80 in 1997 and $101 in 1998..............................          255           174
    Receivable due from joint venture partner (Note 15) ...........................................        1,000             -
   Inventory, primarily raw materials..............................................................           35           105
   Prepaid expenses and other current assets.......................................................          196           136
                                                                                                      -----------     ---------
      Total current assets.........................................................................        9,923         2,082

Property and equipment, net (Note 4)...............................................................          645           562
                                                                                                      -----------     ---------
      Total assets.................................................................................   $   10,568      $  2,644
                                                                                                      -----------     ---------
                                                                                                      -----------     ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.................................................................................   $     650      $    363
   Deferred revenue.................................................................................          97            44
   Accrued liabilities (Note 4).....................................................................         350           485
                                                                                                      -----------     ---------
      Total current liabilities.....................................................................       1,097           892

Long-term portion of capital lease (Note 13)........................................................          41            26

Commitments and contingencies (Notes 10 and 13)
Shareholders' equity: (Notes 7, 8 and 9)
Preferred stock, no par value; 1,000 shares authorized, none issued and outstanding Common stock:
   Class A - no par value; 8,000 shares authorized, 1,910 issued and outstanding
      in 1997 and 1998 (additional 600 shares held in escrow).......................................      28,149        28,149

   Class B - no par value, 600 shares authorized, none issued and outstanding.......................
   Contributed capital..............................................................................       9,882         9,882

   Deficit accumulated during development stage.....................................................     (28,601)      (36,305)
                                                                                                      -----------     ---------
      Total shareholders' equity ...................................................................       9,430         1,726
                                                                                                      -----------     ---------
      Total liabilities and shareholders' equity....................................................  $   10,568      $  2,644
                                                                                                      -----------     ---------
                                                                                                      -----------     ---------


              See accompanying notes to the financial statements.

                                AMERIGON INCORPORATED

                           (A DEVELOPMENT STAGE ENTERPRISE)

                                 STATEMENT OF OPERATIONS

                         (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                     FROM
                                                                                                   APRIL 23,
                                                                                                     1991
                                                                                                  (INCEPTION)
                                                                                                      TO
                                                                 YEAR ENDED DECEMBER 31,          DECEMBER 31,
                                                           ----------------------------------     -----------
                                                             1996         1997         1998          1998
                                                           --------     --------     --------     -----------
Revenues:
   Product .............................................   $      -     $      -     $     18     $      18
   Development contracts and related grants.............      7,115        1,281          752        17,962
   Grants...............................................        332           27            -         6,183
                                                           --------     --------     --------     ---------
      Total revenues....................................      7,447        1,308          770        24,163
                                                           --------     --------     --------     ---------
Costs and expenses:
   Product .............................................   $      -            -           48     $      48
   Direct development contract and related grant costs..     11,533        2,586        1,364        22,268
   Direct grant costs...................................        210           25            -         4,757
   Research and development.............................      2,128        2,072        3,202        14,061
   Selling, general and administrative, including
      reimbursable administrative costs.................      3,410        4,471        4,098        22,356
                                                           --------     --------     --------     ---------
      Total costs and expenses..........................     17,281        9,154        8,712        63,490
                                                           --------     --------     --------     ---------

Operating loss..........................................     (9,834)      (7,846)      (7,942)      (39,327)
Interest income.........................................         48          477          255         1,298
Interest expense........................................       (211)         (71)         (17)         (299)
Gain on disposal of assets .............................          -        2,363            -         2,363
                                                           --------     --------     --------     ---------

Operating loss before extraordinary item................     (9,997)      (5,077)      (7,704)      (35,965)
Extraordinary loss from extinguishment of indebtedness..          -         (340)           -          (340)
                                                           --------     --------     --------     ---------
Net loss................................................   $ (9,997)    $ (5,417)    $ (7,704)    $ (36,305)
                                                           --------     --------     --------     ---------
                                                           --------     --------     --------     ---------
Based and diluted net loss per share before
   extraordinary item...................................   $ (12.31)    $  (2.88)    $  (4.03)
Base and diluted net loss per share.....................   $ (12.31)    $  (3.08)    $  (4.03)
                                                           --------     --------     --------
                                                           --------     --------     --------
Weighted average number of shares outstanding...........        812        1,758        1,910
                                                           --------     --------     --------
                                                           --------     --------     --------


              See accompanying notes to the financial statements.

                                AMERIGON INCORPORATED

                          (A DEVELOPMENT STAGE ENTERPRISE)

                         STATEMENT OF SHAREHOLDERS' EQUITY

                                  (IN THOUSANDS)

                                                                                                                 Deficit
                                                 Preferred                  Common Stock                         Accum.
                                                   Stock             Class A            Class B                  During
                                               ---------------   ---------------     ---------------   Contrib.  Devel.
                                               Shares   Amount   Shares   Amount     Shares   Amount   Capital    Stage      Total
                                               ------   ------   ------   ------     ------   ------   -------   --------   -------
Balance at April 23, 1991 (Inception).......      -     $  -       200    $   100       -     $  -     $  -     $    -      $   100
  Contributed capital-founders' services
    provided without  compensation....            -        -       -          -         -        -        111        -          111
  Net loss...............................         -        -       -          -         -        -         -        (616)      (616)
                                               ----     ----     -----    -------     ---     ----     ------    -------    -------
Balance at December 31, 1991................      -        -       200        100       -        -        111       (616)      (405)
  Transfer of common stock to employee by
    principal shareholder for services......      -        -       -          -         -        -        150        -          150
  Contributed capital-founders' services
    provided without compensation...........      -        -       -          -         -        -        189        -          189
  Net loss..................................      -        -       -          -         -        -        -       (1,459)    (1,459)
                                               ----     ----     -----    -------     ---     ----     ------    -------    -------
Balance at December 31, 1992................      -        -       200        100       -        -        450     (2,075)    (1,525)
  Issuance of common stock (public
    offering)...............................      -        -       460     11,534       -        -        -          -       11,534
  Options granted by principal shareholder
    for services............................      -        -       -          -         -        -        549        -          549
  Contribution of notes payable to
    contributed capital.....................      -        -       -          -         -        -      2,102        -        2,102
  Net loss..................................      -        -       -          -         -        -        -       (3,640)    (3,640)
                                               ----     ----     -----    -------     ---     ----     ------    -------    -------
Balance at December 31, 1993................      -        -       660     11,634       -        -      3,101     (5,715)     9,020
  Compensation recorded for variable
    plan stock option.......................      -        -       -          -         -        -          1        -            1
  Net loss..................................      -        -       -          -         -        -        -       (4,235)    (4,235)
                                               ----     ----     -----    -------     ---     ----     ------    -------    -------
Balance at December 31, 1994................      -        -       660     11,634       -        -      3,102     (9,950)     4,786
  Private placement of common stock.........      -        -       150      5,636       -        -          1        -        5,637
  Compensation recorded for variable
    plan stock option ......................      -        -       -          -         -        -         12        -           12
  Net loss..................................      -        -       -          -         -        -        -       (3,237)    (3,237)
                                               ----     ----     -----    -------     ---     ----     ------    -------    -------
Balance at December 31, 1995................      -        -       810     17,270       -        -      3,115    (13,187)     7,198
  Exercise of stock options.................      -        -         4        160       -        -        -          -          160
  Repurchase of common stock................      -        -       -          (15)      -        -        -          -          (15)
  Expenses of sale of stock.................      -        -       -          (94)      -        -        -          -          (94)
  Net loss..................................      -        -       -          -         -        -        -       (9,997)    (9,997)
                                               ----     ----     -----    -------     ---     ----     ------    -------    -------
Balance at December 31, 1996................      -        -       814     17,321       -        -      3,115    (23,184)    (2,748)
  Issuance of common stock (public
    offering)...............................      -        -     1,096     10,828       -        -      6,617         -      17,445
  Conversion of Bridge Debentures into
    Class A Warrants........................      -        -       -          -         -        -        150         -         150
  Net loss..................................      -        -       -          -         -        -        -       (5,417)    (5,417)
                                               ----     ----     -----    -------     ---     ----     ------    -------    -------
Balance at December 31, 1997................      -        -     1,910     28,149       -        -      9,882    (28,601)     9,430
  Net loss .................................      -        -       -          -         -        -        -       (7,704)    (7,704)
                                               ----     ----     -----    -------     ---     ----     ------    -------    -------
Balance at December 31, 1998................      -     $  -     1,910    $28,149       -     $  -     $9,882   $(36,305)   $ 1,726
                                               ----     ----     -----    -------     ---     ----     ------    -------    -------


              See accompanying notes to the financial statements.

                               AMERIGON INCORPORATED

                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENT OF CASH FLOWS

                                     (IN THOUSANDS)

                                                                                                             FROM
                                                                                                         APRIL 23,1991
                                                                                                         (INCEPTION) TO
                                                                       YEAR ENDED DECEMBER 31,           DECEMBER 31,
                                                               -------------------------------------     --------------
                                                                  1996          1997          1998           1998
                                                               ---------     ---------     ---------     --------------
Operating activities:
   Net loss.................................................   $ (9,997)     $ (5,417)     $ (7,704)     $ (36,305)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization.........................        357           162           582          1,656
      Provision for doubtful accounts.......................         80             -            21            211
      Stock option compensation.............................          -             -             -            712
      Gain from sale of assets..............................          -        (2,363)            -         (2,363)
      Contributed capital-founders' services provided
        without cash compensation...........................          -             -             -            300
      Change in operating assets and liabilities:
        Accounts receivable.................................       (216)          933            60           (385)
        Unbilled revenue....................................        311         1,157             -              -
        Inventory...........................................        223           (35)          (70)          (125)
        Prepaid expenses and other current assets...........        217           548            60           (136)
        Accounts payable....................................        444        (1,265)         (287)            15
        Deferred revenue....................................         60           (57)          (53)            44
        Accrued liabilities.................................          7          (133)          164            550
                                                               --------      --------      --------      ---------
      Net cash used in operating activities.................     (8,514)       (6,470)       (7,227)       (35,826)
                                                               --------      --------      --------      ---------
Investing activities:
       Purchase of property and equipment...................       (182)         (302)         (449)        (2,195)
       Proceeds from sale of assets.........................          -         2,800             -          2,800
       Receivable from sales of assets......................          -        (1,000)            -         (1,000)
       Proceeds from receivable from sale of assets.........          -             -           971            971
       Short term investments...............................          -        (2,400)        2,400              -
                                                               --------      --------      --------      ---------
       Net cash provided by (used in) investing activities..       (182)         (902)        2,922            576
                                                               --------      --------      --------      ---------
Financing activities:
       Proceeds from sale of common stock, net..............        (94)       17,595             -         34,772
       Proceeds from exercise of stock options..............        160             -             -            160
       Repurchase of common stock...........................        (15)            -             -            (15)
       Borrowing under line of credit.......................      5,180             -             -          6,280
       Repayment of line of credit..........................     (3,993)       (1,187)            -         (6,280)
       Repayment of capital lease...........................        (25)           (2)          (65)          (102)
       Proceeds from Bridge Financing ......................      3,000             -             -          3,000
       Repayment of Bridge Financing........................          -        (3,000)            -         (3,000)
       Proceeds from note payable to shareholder............        200           250             -            450
       Repayment of note payable to shareholder.............          -          (450)            -           (450)
       Contributed to capital...............................          -             -             -          2,102
                                                               --------      --------      --------      ---------
       Net cash provided by (used in) financing activities..      4,413        13,206           (65)        36,917
                                                               --------      --------      --------      ---------
       Net increase (decrease) in cash and cash equivalents.     (4,283)        5,834        (4,370)         1,667
       Cash and cash equivalents at beginning of period.....      4,486           203         6,037              -
                                                               --------      --------      --------      ---------
       Cash and cash equivalents at end of period...........   $    203      $  6,037      $  1,667      $   1,667
                                                               --------      --------      --------      ---------
                                                               --------      --------      --------      ---------


              See accompanying notes to the financial statements.

NOTE 1 -- THE COMPANY

Amerigon Incorporated (the "Company" or "Amerigon") is a development stage enterprise, which was incorporated in California on April 23, 1991, primarily to develop, manufacture and market proprietary, high technology automotive components and systems for gasoline-powered and electric vehicles.

Amerigon's activities through December 31, 1998, include (1) obtaining the rights to the basic technology underlying the climate control seat system, certain radar applications and the interactive voice navigation system; (2) obtaining financing from grants and other sources and conducting development programs related to electric vehicles and its other products; (3) marketing of these development stage products to automotive companies and their suppliers; (4) completing the development, in December 1995, of the audio navigation system; and (5) completing the development in April 1998, of the climate control seats and selling of the first commercial units. Amerigon completed a joint venture for its interactive navigation system (Note 15), and plans to focus continuing development activities on its Climate Control Seat and radar systems. The Company is in the process of formalizing a joint venture for its electric vehicle systems.

The Company augmented the expenditure of its own funds on research and development by seeking and obtaining various grants and contracts with potential customers which support the development of its products and related technologies.

NOTE 2 -- BASIS OF PRESENTATION

BASIS OF PRESENTATION

The Company has suffered recurring losses and negative cash flows from operations since inception and has a significant accumulated deficit. Consequently, in order to fund continuing operations and complete product development, the Company will need to raise additional financing. In this regard, on March 23, 1999, the Board of Directors approved a proposed financing transaction with an investor group to raise additional equity financing and obtain a bridge loan (Note 17). The equity financing, as currently contemplated, will require shareholder approval. Management believes that the proceeds from the equity financing and bridge loan will be sufficient to meet the Company's projected working capital needs through at least the end of 1999. The outcome of such efforts to raise working capital cannot be assured. As such, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of all financial instruments, comprising cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases, approximate fair value because of the short maturities of these instruments.

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

STATEMENT OF CASH FLOWS

All investments with original maturities of less than 90 days are considered cash equivalents. Cash paid for interest totaled $211,000, $71,000 and $17,000 in 1996, 1997 and 1998, respectively. Capital lease obligations incurred totaled $0, $23,000 and $50,000 in 1996, 1997 and 1998, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments which subject the Company to concentration of credit risk consist primarily of cash equivalents and accounts receivable. Cash equivalents are invested in the U. S. Treasury securities and money market account of a major U.S. financial services company and the risk is considered limited. The risk associated with accounts receivable is limited by the large size and creditworthiness of the Company's commercial customers and the federal and California government agencies providing grant funding.

INVESTMENTS

As of December 31, 1997, short-term investments to be held to maturity included U. S. Treasury securities of $1,414,000 and commercial paper of $986,000 with scheduled maturities of less than one year. The amortized cost, which includes accrued interest, approximates fair value.

INVENTORY

Inventory, other than inventoried purchases relating to development contracts, is valued at the lower of cost, based on the first-in, first-out basis, or market. Inventory related to development contracts is stated at cost, and is removed from inventory when used in the development project.

PROPERTY AND EQUIPMENT

Property and equipment, including additions and improvements, are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as other income or expense. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Management does not believe that there are any material impairments at December 31, 1997 and 1998.

Property and equipment are depreciated over their estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization are computed using the straight-line method.

DEVELOPMENT CONTRACT REVENUES

The Company has had a series of fixed-price development contracts, which included (1) specific engineering and tooling services to prepare the Company's products and the related manufacturing processes for commercial sales to certain original equipment manufacturers ("OEMs"); (2) the development of complete electric vehicle systems (Note 11); and (3) prototype products developed during the research and development process, some of which are sold to third parties for evaluation purposes. Revenue is recognized on development contracts using the percentage of completion method or, in the case of short duration contracts, when the prototype or service is delivered. Revenues earned are recorded on the balance sheet as Unbilled Revenue until billed. All amounts received from customers in advance of the development effort are reflected on the balance sheet as Deferred Revenue until such time as the contracted work is performed.

GRANT REVENUES

Revenue from government agency grants and other sources pursuant to cost reimbursement and cost-sharing arrangements (Note 12) is recognized when reimbursable costs have been incurred. Billings on the Company's grant programs are generally subject to the Company achieving certain milestones or complying with billing schedules designated in the grant agreements. Accordingly, delays between the time reimbursable grant costs are incurred and then ultimately billed may occur. Grant revenues earned are recorded on the balance sheet as Unbilled Revenue until billed.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development activities are expensed as incurred. These amounts represent direct expenses for wages, materials and services associated with development contracts, grant program activities and the development of the Company's products. Research and development expenses associated with projects that are specifically funded by development contracts or grant agreements from customers are classified under Direct Development Contract and Related Grant Costs or Direct Grant Costs in the Statement of Operations. All other research and development expenses that are not associated with projects that are not specifically funded by development contracts or grants from customers are classified under Research and Development. Research and development excludes any overhead or administrative costs.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. The disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), have been included in
Note 9.

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

NET LOSS PER SHARE

Under the provisions of SFAS 128, "Earnings per Share," basic earnings per share ("Basic EPS") is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents.

Because their effects are anti-dilutive, net loss per share for the years ended December 31, 1996, 1997 and 1998 does not include the effect of 1) 52,230, 73,731 and 168,426, respectively, of stock options outstanding related to the 1993 and 1997 Stock Option Plans with a weighted average exercise price of $47.34, $18.87 and $11.95, respectively; 2) 137,139,
118,768 and 118,442, respectively, of stock options outstanding related to the Bell Options with a weighted average exercise price of $15.51, $13.22 and $13.25, respectively; and 3) 52,951, 1,471,751 and 1,471,751, respectively, of warrants to purchase outstanding shares of Class A Common Stock with exercise prices ranging from $ 25.00 to $48.35 per share.

NOTE 4 -- DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS (IN THOUSANDS)

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                         1997         1998
                                                                       -------      -------
PREPAID EXPENSES AND OTHER ASSETS:
   Advances to vendors..........................................       $   133      $   104
   Prepaid insurance ...........................................            63           32
                                                                       -------      -------
                                                                       $   196      $   136
                                                                       -------      -------
                                                                       -------      -------
PROPERTY AND EQUIPMENT:
   Equipment....................................................       $   767      $ 1,000
   Computer equipment...........................................           596          663
   Leasehold improvements.......................................           214          225
   Production tooling...........................................           142          330
                                                                       -------      -------
                                                                         1,719        2,218
Less: accumulated depreciation and amortization.................        (1,074)      (1,656)
                                                                       -------      -------
                                                                       $   645      $   562
                                                                       -------      -------
                                                                       -------      -------
ACCRUED LIABILITIES:
   Accrued salaries.............................................       $   171      $   201
   Accrued vacation.............................................           124          171
   Other accrued liabilities....................................            55          113
                                                                       -------      -------
                                                                       $   350      $   485
                                                                       -------      -------
                                                                       -------      -------


NOTE 5 -- INCOME TAXES

There are no assets or liabilities for income taxes, nor income tax expense included in the financial statements because the Company has losses since inception for both book and tax purposes. As of December 31, 1998, the Company has net operating loss carry forwards for federal and state purposes of $31,791,000 and $14,737,000 respectively, and has generated tax credits from certain research and development activities of $522,000 and $356,000 for federal and state purposes, respectively. Federal net operating loss carry forwards and tax credits expire from 2008 through 2012 and state net operating loss carry forwards expire from 1999 through 2002. The use of such net operating loss carry forwards would be limited in the event of a change in control of the Company. In 1993, the Company elected to be taxed as a C corporation for both federal and state income tax purposes. Prior to that time, the Company was not subject to federal taxation and was subject to state taxation at a reduced rate (2.5%).

Temporary differences between the financial statement and tax bases of assets and liabilities are primarily attributable to net operating loss and tax credit carry forwards, depreciation, deferred revenue and accrued compensated absences. A valuation allowance of $12,610,000 has been provided for the entire amount of the deferred tax .

NOTE 6 -- EXTRAORDINARY LOSS

In connection with the repayment of debt financing obtained in 1996, the Company recorded a non-cash charge in 1997 of $340,000 resulting from the elimination of the remaining unamortized portion of the deferred debt issuance costs.

NOTE 7 -- COMMON STOCK

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

FOLLOW-ON PUBLIC OFFERING OF CLASS A COMMON STOCK AND CLASS A WARRANTS

On February 18, 1997, the Company completed a public offering of 17,000 units (the "Units"), each consisting of 56 shares of Class A Common Stock and 56 Class A Warrants to purchase, at $25.00 per share, an equal number of Class A Common Stock, resulting in the issuance of 952,000 shares of Class A Common Stock and 952,000 Class A Warrants. In addition, on March 7, 1997, the underwriter exercised an option to purchase an additional 2,550 Units or 142,800 shares of Class A Common Stock and 142,800 Class A Warrants to cover over allotments. Proceeds to the Company, net of expenses, were approximately $17,445,000. Fees to the underwriter included an option until February 12, 2002, to purchase 340 Units ( the "Unit Purchase Option") at 145% of the price to the public. The Unit Purchase Option is not exercisable by the underwriter until February 12, 2000.

ESCROW AGREEMENT

Prior to the effective date of the June 1993 initial public offering of the Company's common stock, 600,000 shares of the Company's Class A Common Stock ("Escrowed Contingent Shares") were deposited into escrow by the then existing shareholders in proportion to their then current holdings. These shares are not transferable (but may be voted) and will be released from escrow in the event the Company attains certain goals including prescribed earnings levels (which have been adjusted for the December 29, 1995 private placement and for the February 1997 follow-on public offering) during the period through December 31, 1998.

The Company did not achieve the goals and, as such, on April 30, 1999, all shares held in Escrow will automatically be exchanged for shares of Class B Common Stock, which will then be released from Escrow.

NOTE 8 -- STOCK WARRANTS

In connection with the Company's June 1993 initial public offering of its common stock, the Company issued to the underwriters warrants to purchase through June 9, 1998, 40,951 shares of Class A Common Stock at $48.35 per, share as adjusted for anti-dilution provisions in the warrant agreements as a result of the December 29, 1995 private placement of Common Stock and the February 7, 1997 Follow-on Public Offering. The Company issued to third parties warrants to purchase 12,000 shares of Class A Common Stock at $51.25 per share as a financial advisory fee in connection with the private placement completed on December 29, 1995. These warrants expire on December 28, 2000. None of the warrants have been exercised as of December 31, 1998.

In connection with debt financing obtained in 1996 and the follow-on public offering completed in 1997 (Note 7), the

Company has warrants outstanding to issue 324,000 and 1,094,800 shares of Class A Common Stock, respectively. Each Class A Warrant entitles the registered holder thereof to purchase, at any time until February 12, 2002, one share of the Company's Class A Common Stock at an exercise price of $25.00, subject to adjustment. Commencing February 12, 1998, the Company may, upon 30 days' written notice, redeem each Class A Warrant in exchange for $.25 per Class A Warrant, provided that before any such redemption, the closing bid price of the Class A Common Stock as reported by the Nasdaq SmallCap Market or the closing bid price on any national exchange (if the Company's Class A Common Stock is listed thereon) shall have, for 30 consecutive days ending within 15 days of the date of the notice of redemption, averaged in excess of $43.75 (subject to adjustment in the event of any stock splits or other similar events). As of December 31, 1998, the Company has not exercised this option and none of these warrants have been exercised.

NOTE 9 -- STOCK OPTIONS

1993 AND 1997 STOCK OPTION PLANS

Under the Company's 1997 and 1993 Stock Option Plans (the "Plans"), as amended in June 1995, 150,000 and 110,000 shares, respectively of the Company's Class A Common Stock are reserved for issuance, pursuant to which officers and employees of the Company as well as other persons who render services to or are otherwise associated with the Company are eligible to receive qualified ("incentive") and/or non-qualified stock options.

The Plans, which expire in April 2007 and 2003, respectively, are administered by the Board of Directors or a stock option committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions are determined by the Board of Directors or stock option committee at its sole discretion, in order to attract and retain personnel instrumental to the success of the Company. Incentive stock options granted under both Plans are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plans to a shareholder owning more than 10% of the voting power of the Company on the date of grant may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant.

OPTIONS GRANTED BY PRINCIPAL SHAREHOLDER ("BELL OPTIONS")

Dr. Lon E. Bell, the chairman and principal shareholder of the Company, has granted options to purchase shares of his Class A Common Stock, 75% of which were Escrowed Contingent Shares. The holder of these options could exercise the portions of his options related to Escrowed Contingent Shares only upon release of these shares from escrow as Class A Common Stock. The option holder had no right to purchase Class B Common Stock should such shares have been released. Accordingly, no such shares are available for purchase by the holder of the option (Note 7).

The following table summarizes stock option activity:

                                                   1993 AND 1997 STOCK OPTION PLANS            BELL OPTIONS
                                                   --------------------------------            ------------
                                                                    WEIGHTED                          WEIGHTED
                                                                    AVERAGE                            AVERAGE
                                                       NUMBER    EXERCISE PRICE          NUMBER     EXERCISE PRICE
                                                      --------   --------------         --------    --------------
Outstanding at December 31, 1995................       62,998       $ 46.60              163,571        $ 14.70
Granted.........................................        6,980         51.80                2,500          51.90
Canceled........................................      (12,813)        52.90              (13,932)         27.00
Exercised.......................................       (4,000)        40.00              (16,753)          5.75
                                                      -------       -------              -------        -------
Outstanding at December 31, 1996................       53,165         47.20              135,386          12.00
Granted.........................................      115,880         17.50                    -              -
Canceled........................................      (53,408)        46.10              (13,305)         33.45
Exercised.......................................            -             -               (2,313)          5.75
                                                      -------       -------              -------        -------
Outstanding at December 31, 1997................      115,637         18.45              119,768          13.55
Granted.........................................      120,995          6.15                    -              -
Canceled........................................      (33,462)        13.15               (1,346)          5.75
Exercised.......................................            -                                  -              -
                                                      -------       -------              -------        -------
Outstanding at December 31, 1998................      203,170       $ 11.95              118,422        $ 13.25
                                                      -------       -------              -------        -------
                                                      -------       -------              -------        -------


The following table summarizes information concerning currently outstanding and exercisable stock options for the 1993 and 1997 Stock Option Plans as of December 31, 1998:


                                                                         OPTIONS EXERCISABLE AT
                         OPTIONS OUTSTANDING AT DECEMBER 31, 1998           DECEMBER 31, 1998
                      ----------------------------------------------    -------------------------
                                                           WEIGHTED-                     WEIGHTED-
                                      WEIGHTED-AVERAGE      AVERAGE                       AVERAGE
RANGE OF EXERCISE       NUMBER            REMAINING        EXERCISE        NUMBER        EXERCISE
    PRICES            OUTSTANDING     CONTRACTUAL LIFE      PRICE       EXERCISABLE       PRICE
-----------------     -----------     ----------------     --------     ------------     --------
  $3.05 - 6.50          74,220              9.4            $  3.60               -       $     -
  11.40 - 18.15        114,000              8.7              15.95          65,998         17.10
  20.15 - 21.90         14,123              8.5              21.10           8,255         20.95
  48.75 - 56.25            827              6.5              54.76             720         54.58
                       -------                                              ------
                       203,170                                              74,973
                       -------                                              ------
                       -------                                              ------


The following table summarizes information concerning currently outstanding and exercisable stock options for the Bell Option Plan as of December 31, 1998:


                                                                         OPTIONS EXERCISABLE AT
                         OPTIONS OUTSTANDING AT DECEMBER 31, 1998           DECEMBER 31, 1998
                      ----------------------------------------------    -------------------------
                                                           WEIGHTED-                     WEIGHTED-
                                      WEIGHTED-AVERAGE      AVERAGE                       AVERAGE
RANGE OF EXERCISE       NUMBER            REMAINING        EXERCISE        NUMBER        EXERCISE
    PRICES            OUTSTANDING     CONTRACTUAL LIFE      PRICE       EXERCISABLE       PRICE
-----------------     -----------     ----------------     --------     ------------     --------
      $5.75              81,822             4.2            $  5.75           9,017       $  5.75
      30.00              36,600             4.4              30.00           2,337         30.00
                        -------                                             ------
                        118,422                                             11,354
                        -------                                             ------
                        -------                                             ------


The Company accounts for these plans under APB Opinion No. 25. Had compensation expense for these plans been determined consistent with SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts in the following table. The pro forma compensation costs may not be representative of that to be expected in future years.

                                            YEARS ENDED DECEMBER 31,
                                          ----------------------------
                                             1997             1998
                                          ----------       ----------
                                            (IN THOUSANDS, EXCEPT
                                                PER SHARE DATA)
Net Loss
   As reported.........................   $  (5,417)       $  (7,704)
   Pro Forma...........................      (6,136)          (7,929)
Basic and diluted loss per share

   As reported.........................   $   (3.08)       $   (4.03)
   Pro Forma...........................       (3.49)           (4.15)


The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        1993 AND 1997 STOCK OPTION PLANS           BELL OPTION PLAN
                                        ---------------------------------     ---------------------------
                                            1997                 1998            1997            1998
                                        ------------         ------------     ------------   ------------
Risk free interest rates...............           6%                 6%               6%             6%
Expected dividend yield................         none               none             none           none
Expected lives.........................     4.3 yrs.           4.3 yrs.         4.3 yrs.       4.3 yrs.
Expected volatility....................          55%                60%              55%            60%


The weighted average grant date fair values of options granted under the 1993 Stock Option Plan during 1997 and 1998 were $17.90 and $6.26, respectively. No options were granted under the Bell Option Plan during 1997 and 1998.

NOTE 10 -- LICENSES

CLIMATE CONTROL SEAT SYSTEM. In 1992, the Company obtained the worldwide license to manufacture and sell technology for a Climate Control Seat system to individual automotive OEMs. Under the terms of the license agreement, royalties are payable based on cumulative net sales and do not require minimum payments. The Company has recorded royalty expense under this license agreement of $8,500, $18,000 and $43,000 in 1996, 1997 and 1998, respectively.

RADAR SYSTEM. In January 1994, the Company entered into a license agreement for exclusive rights in certain automotive applications to certain radar technology. Royalties are required to be paid based on cumulative net sales and are subject to minimum annual royalties beginning in 1995. The minimum royalty payments for 1996 and 1997 were $100,000 and $150,000 respectively, and were expensed as Research and Development. The exclusivity portion of this Licensing Agreement was not renewed in 1998 and minimum royalty payments are no longer required.

NOTE 11 -- MAJOR CONTRACTS

In December 1994, the Company entered into contracts with two Asian manufacturing companies to produce approximately 50 aluminum chassis passenger electric vehicle systems. These contracts, together with 1995 additions, were valued at approximately $9,600,000 and were completed in fiscal year 1997. The Company received $4,193,000 and $1,487,000 in 1996 and 1997, respectively. For the years ended December 31, 1996 and 1997, the Company recognized revenue of $5,328,000 and $145,000, respectively, from this contract.

NOTE 12 -- GRANTS

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

Grant funding received in 1996 and 1997 of $840,000 and $389,000 respectively, related to CALSTART, Inc., a not-for-profit consortium of public and private entities (Note 14) which was organized to support programs designed to promote the development of advanced transportation including the advancement of electric vehicles. The Company did not receive any grant funding in 1998.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

The Company leases its facility in Irwindale, California for $20,000 per month under an agreement which expires December 31, 2002. Rent expense under all of the Company's operating leases was $595,000, $415,000 and $266,000 for 1996, 1997 and 1998, respectively. Future minimum lease payments under this lease are $240,000 in 1999, 2000, 2001 and 2002.

The Company has entered into certain office and computer equipment leases under long-term lease arrangements which are reported as capital leases. The terms of the leases range from three to five years with interest rates ranging from 11.8% to 19.7%. Future minimum lease payments under these capital leases are $45,000, $13,000, $6,000 and $6,000, respectively, for years ending December 31, 1999, 2000, 2001 and 2002 of which $6,000 represents total interest to be paid and $39,000 was included in accounts payable at December 31, 1998.

NOTE 14 -- RELATED PARTY TRANSACTIONS

Dr. Bell, Chairman of the Board and the principal shareholder of the Company, co-founded CALSTART (Note 12) in 1992, served as its interim President, and for the last five years has served on CALSTART's Board of Directors and is a member of its Executive Committee. Included in accounts receivable at December 31, 1997 and 1998 was a receivable owed to the Company from CALSTART of $153,000 and $41,000, respectively, relating primarily to amounts withheld from payments made by CALSTART under several grant programs. In addition, in December 1995, the Company signed a thirteen-month lease with CALSTART for a 24,000 square foot manufacturing and office facility located in Alameda, California for an advance payment of $450,000 and $11,000 per month. The lease expired in 1997.

The Company leases its current facilities from a partnership which is controlled by Dr. Bell. The Company believes that the terms of the lease are at least as favorable as those that could be obtained from other lessors.

NOTE 15 -- JOINT VENTURE AGREEMENT

On July 24, 1997, the Company entered into a joint venture agreement with Yazaki Corporation ("Yazaki") to develop and market the Company's Interactive Voice System (IVS-TM-), a voice activated navigation system. Under the terms of the agreement, the Company received $1,800,000 in cash and a note receivable for $1,000,000 in consideration for the net assets related to Amerigon's voice interactive technology totaling $89,000. In addition, the Company incurred costs of $348,000 associated with the sale. In 1998, the Company received approximately $971,000 in payment of the remaining $1,000,000 noted above. The $971,000 is net of approximately $29,000 of prior year navigation system related expenses owed by Amerigon to IVS.

On December 16, 1998, the Company entered into a Letter Agreement with a group of Companies controlled by Sudaishan K. Maini (the "Maini Group") to develop and market the Company's electric vehicle systems ("EV"). Under the terms of the Letter Agreement, the Company would receive a 25% interest in a company to be formed as well as received royalties in exchange for contribution of certain assets and technology to the joint venture. The Company's net book value of such assets was nil at December 31, 1998. This agreement will be assigned to a subsidiary to be formed by the Company
(Note 17).

NOTE 16 -- SEGMENT REPORTING

In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" which requires the Company to disclose certain segment information used by management for making operating decisions and assessing the performance of the Company. Essentially, management evaluates the performance of its segments based primarily on operating results before depreciation and selling, general and administrative costs. Such accounting policies used are the same as those described in Note 3.

The Company's reportable segments are as follows:

- CLIMATE CONTROL SEATS (CCS) - variable temperature seat climate control system designed to improve the temperature comfort of automobile passengers.

- RADAR - radar-based sensing system that detects objects that reflects radar signals near the automobile and provides an audible or visual signal as the driver approaches the object.

- ELECTRIC VEHICLE SYSTEMS (EV) - design and development of electric vehicles and related components. The Company is currently in the process of formalizing a joint venture for its electric vehicles systems (Note 15).

- INTERACTIVE VOICE NAVIGATION (IVS-TM-) - voice recognition technology incorporating proprietary features and computer systems which allows the driver to receive directions to their destination while driving their vehicle. In 1997, the Company entered into a joint venture agreement whereby all related assets were sold (Note 15).

The table below presents information about the reported revenues and operating loss of Amerigon for the years ended December 31, 1998, 1997 and 1996 (in thousands). Asset information by reportable segment is not reported, since management does not produce such information.

                                                                        RECONCILING         AS
                          CCS         RADAR       EV        IVS-TM-        ITEMS         REPORTED
                        -------      -------   --------     -------     -----------     ---------

1998
   Revenue              $   396      $  329    $    45      $     -      $        -     $    770
   Operating loss        (2,844)       (455)      (545)           -       (1)(4,098)      (7,942)

1997
   Revenue                  451         135        611          111               -        1,308
   Operating loss          (978)       (702)    (1,194)        (501)      (1)(4,471)      (7,846)

1996

   Revenue                  258         311      6,168          710                        7,447
    Operating loss          (17)       (378)    (4,904)      (1,125)      (1)(3,410)      (9,834)


 (1) Represents selling, general and administrative costs of $3,053,000, $4,309,000 and $3,516,000, respectively, including depreciation expense of $357,000, $162,000 and $482,000, respectively, for years ended December 31, 1998, 1997 and 1996.

Revenue information by geographic area (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------------------
                                          1996                 1997                 1998
                                    -----------------     ----------------    -----------------
United States - Commercial             $   598              $    211             $     58
United States - Government               1,700                   416                  103
Asia                                     5,114                   556                  461
Europe                                      35                   125                  148
                                    -----------------     ----------------    -----------------
Total Revenues                         $ 7,447              $  1,308             $    770
                                    -----------------     ----------------    -----------------
                                    -----------------     ----------------    -----------------

In 1998, three customers, two foreign (CCS) and one government (Radar) represented 12%, 30% and 13% of the Company's sales. In 1997, three customers, one foreign and one government (EV) and one foreign (CCS/Radar) represented 11%, 30% and 19% of the Company's sales. In 1996, two customers, one foreign and one government (EV) represented 63% and 15% of the Company's sales.

NOTE 17--SUBSEQUENT EVENTS

On January 28, 1999, the Company effected a 1 for 5 reverse stock split. Share information for all periods has been retroactively adjusted to reflect the split.

On March 23, 1999, the Company's Board of Directors agreed to form a subsidiary to hold the Company's electric vehicle systems ("EV") operations (Note 15). Pursuant to discussions held among the Company's Board of Directors and Dr. Bell, Chairman of the Board and a significant shareholder of the Company, the Company agreed to sell to Dr. Bell a 15% interest in the EV subsidiary for $88,000. The Board of Directors also approved a proposal to sell to Dr. Bell its remaining 85% interest in the EV subsidiary in exchange for all of his Class B Common Stock (to be released from escrow April 30, 1999) in order to satisfy a condition of the proposed financing described below. The Class B Common Stock will be cancelled. The sale of the remaining interest in the EV subsidiary is subject to shareholder approval. The net assets of the EV operation were nil at December 31, 1998.

On March 23, 1999, the Board of Directors approved a proposed financing transaction (the "Financing") with an investor group. Under the terms of the Financing the Company will issue 9,000 shares of Series A Preferred Stock and Warrants to purchase up to 1,651,180 shares of Class A Common Stock in exchange for $9,000,000. The Series A Preferred Stock will initially be convertible into 5,373,134 shares of Class A Common Stock. The Financing is subject to shareholder approval. It is anticipated that an affiliate of the investor group will extend up to $1,200,000 in loans bearing interest at 10% per annum which is due and payable upon the earlier of the closing of the Financing or September 30, 1999. The affiliate will also receive warrants to purchase 300,000 shares of Class A Common Stock.

                                           AMERIGON INCORPORATED
                               SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                              (IN THOUSANDS)


                                               BALANCE AT      CHARGED TO     CHARGED TO     DEDUCTIONS
                                               BEGINNING OF    COSTS AND        OTHER           FROM         BALANCE AT END
                  DESCRIPTION                     PERIOD        EXPENSES       ACCOUNTS       RESERVES          OF PERIOD
                  -----------                  ------------    ----------     ------------   ------------   ---------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year Ended December 31, 1996...............      $   100         $    80         $     -       $   (100)         $     80
Year Ended December 31, 1997 ..............           80               -               -               -               80
Year Ended December 31, 1998...............           80              27               -             (6)              101

ALLOWANCE FOR DEFERRED INCOME TAX ASSETS

Year Ended December 31,1996................        3,919           3,242               -              -             7,161
Year Ended December 31, 1997 ..............        7,161           2,118               -              -             9,279
Year Ended December 31,1998................        9,279           2,726               -              -            12,005


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERIGON INCORPORATED

                              By:  /s/ Lon E. Bell

                                 ------------------
                                 Lon E. Bell, Ph.D.

                              CHIEF EXECUTIVE OFFICER
                                         AND
                               CHAIRMAN OF THE BOARD

                                    March 29, 1999
                                --------------------
                                        (Date)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                     SIGNATURE                                               CAPACITY                                  DATE
                     ---------                                               --------                                  ----
            /s/ Lon E. Bell                         Chief Executive Officer and Chairman of the Board            March 29, 1999
           -----------------------------

                Lon E. Bell, Ph. D.


            /s/ Richard A. Weisbart                 President and Chief Operating Officer                        March 29, 1999
           -----------------------------

                Richard A. Weisbart


              /s/ Roy A. Anderson                    Director                                                    March 29, 1999
           -----------------------------

                  Roy A. Anderson


               /s/ John W. Clark                     Director                                                    March 29, 1999
           -----------------------------

                   John W. Clark


             /s/ Michael R. Peevey                   Director                                                    March 29, 1999
           -----------------------------
                 Michael R. Peevey


               /s/ Scott O. Davis                    Chief Financial Officer and Secretary                       March 29, 1999
           -----------------------------
                   Scott O. Davis