Form 10-Q
period 1999-03-31
AMERIGON INC
filed 1999-05-17
CIK 903129

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE

                  For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from __________________ to________________.

                        Commission File Number: 0 - 21810
                                                ---------

                              AMERIGON INCORPORATED
                              ---------------------
             (Exact name of registrant as specified in its charter)

          California                                  95-4318554
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

5462 Irwindale Avenue, Irwindale, California                   91706
--------------------------------------------       -------------------------
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

At May 1, 1999 the registrant had 1,910,089 shares of Class A Common Stock, no par value; 518,580 of Class B Common Stock, no par value; and no shares Preferred Stock, no par value, issued and outstanding.

                                      (1)

                              AMERIGON INCORPORATED

                                TABLE OF CONTENTS




Part I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheet                                             3

                  Statement of Operations                                   4

                  Statement of Cash Flows                                   5

                  Notes to Unaudited Financial Statements                   6

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          10

     Item 3.      Quantitative and Qualitative Disclosures About           14
                    Market Risk

Part II           OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds                15

     Item 4.      Submission of Matters to a Vote of Security Holders      15

     Item 6.      Exhibits and Reports on Form 8-K                         15

     Signature                                                             16

                                      (2)

PART I
                                     ITEM 1.
                              FINANCIAL STATEMENTS

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 December 31,          March 31,
                                                                                     1998                1999
                                                                                 ------------          ---------
                               ASSETS
Current Assets:
     Cash & cash equivalents                                                        $  1,667           $    577
     Accounts receivable less allowance of $101 and $27, respectively                    174                248
     Inventory, primarily raw materials                                                  105                 96
     Prepaid expenses and other assets                                                   136                357
                                                                                    --------           --------
                   Total current assets                                                2,082              1,278

Property and equipment, net                                                              562                501
                                                                                    --------           --------
                   Total Assets                                                     $  2,644           $  1,779
                                                                                    --------           --------
                                                                                    --------           --------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilites:
     Accounts payable                                                               $    363           $    429
     Deferred revenue                                                                     44                  -
     Accrued liabilities                                                                 485                601
     Bridge loan payable                                                                   -                300
                                                                                    --------           --------
         Total current liabilities                                                       892              1,330

Long term portion of capital lease                                                        26                 21
                                                                                    --------           --------
Shareholders' Equity:
     Preferred stock, no par value; 1,000 shares
                   authorized, none issued and outstanding
     Common Stock;
         Class A - no par value; 8,000 shares authorized, 1,910 issued and outstanding at March 31, 1999 and December 31, 1998
                   (An additional 600 shares held in escrow)                          28,149             28,149
         Class B - no par value; 600 shares authorized,
                   none issued and outstanding                                             -                  -
     Contributed capital                                                               9,882             10,124
     Deficit accumulated during development stage                                    (36,305)           (37,845)
                                                                                    --------           --------
                   Total shareholders' equity                                          1,726                428
                                                                                    --------           --------
                   Total Liabilities and Shareholders' Equity                       $  2,644           $  1,779
                                                                                    --------           --------
                                                                                    --------           --------

          See accompanying notes to the condensed financial statements

                                (3)

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                               From
                                                                                           April 23,1991
                                                                Three Months                (inception)
                                                               Ended March 31,              to March 31,
                                                          1998               1999              1999
                                                       ---------          --------         -------------
Revenues:
    Product                                             $     -           $     17            $   35
    Development contracts and
       related grants                                        84                302             18,264
    Grants                                                    -                  -              6,183
                                                       ---------          --------           ---------
         Total Revenue                                       84                319             24,482
                                                       ---------          --------           ---------
Costs And Expenses:
    Product                                                   -                 32                 80
    Direct development contract and
       related grant costs                                  506                447             22,715
    Direct grant costs                                        -                  -              4,757
    Research and development                                518                598             14,659
    Selling, general and administrative,
       including reimbursable expenses                    1,013                796             23,152
                                                       ---------          --------           ---------
         Total Costs and Expenses                         2,037              1,873             65,363
                                                       ---------          --------           ---------
Operating Loss                                           (1,953)            (1,554)           (40,881)

Interest income                                              96                 16              1,314
Interest expense                                              -                 (2)              (301)
Gain on disposal of assets                                    -                  -              2,363
                                                       ---------          --------           ---------
Net loss before extraordinary item                     ($ 1,857)          ($ 1,540)          ($37,505)
Extraordinary loss from extinguishment
    of indebtedness                                           -                  -               (340)
                                                       ---------          --------           ---------
Net loss                                               ($ 1,857)          ($ 1,540)          ($37,845)
                                                       ---------          --------           ---------
                                                       ---------          --------           ---------
Basic and diluted net loss per share                   ($  0.97)          ($  0.81)
                                                       ---------          --------
                                                       ---------          --------

Weighted average number of shares outstanding             1,910              1,910
                                                       ---------          --------
                                                       ---------          --------

          See accompanying notes to the condensed financial statements

                                      (4)

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                             From
                                                                                                        April 23, 1991
                                                                               Three Months             (inception) to
                                                                              Ended March 31,               March 31,
                                                                            1998           1999               1999
                                                                      ---------------    ---------      ---------------
Operating Activities:
    Net loss                                                          ($ 1,857)          ($ 1,540)          ($37,845)
    Adjustments to reconcile net loss to
        cash used in operating activities:
      Depreciation and amortization                                        104                 92              1,748
      Provision for doubtful account                                         -                (74)               137
      Stock option compensation                                              -                  -                712
      Gain from sale of assets                                               -                  -             (2,363)
      Contributed capital-founders'
        services without cash compensation                                   -                  -                300
      Change in operating assets and liabilities:
           Accounts receivable                                             141                  -               (385)
           Inventory                                                      (158)                 9               (116)
           Prepaid expenses and other assets                                48                (67)              (203)
           Accounts payable                                                (34)                66                 81
           Deferred revenue                                                  -                (44)                 -
           Accrued liabilities                                             (89)               116                666
                                                                      ---------          ---------          ---------
        Net cash used in operating activities                           (1,845)            (1,442)           (37,268)
                                                                      ---------          ---------          ---------
Investing Activities:
      Purchase of property and equipment                                  (370)               (31)            (2,226)
      Proceeds from sale of assets                                           -                  -              2,800
      Receivable from sale of assets                                         -                  -             (1,000)
      Proceeds from receivable from sale of assets                           -                  -                971
      Short term investments sold                                        1,007                  -                  -
                                                                      ---------          ---------          ---------
        Net cash (used in) provided by investing activities                637                (31)               545
                                                                      ---------          ---------          ---------
Financing Activities:
      Proceeds sale of common stock units, net                               -                  -             34,772
      Proceeds from exercise of stock options                                -                  -                160
      Repurchase of common stock                                             -                  -                (15)
      Borrowing under line of credit                                         -                  -              6,280
      Repayment of line of credit                                            -                  -             (6,280)
      Repayment of capital lease                                            (7)                (5)              (107)
      Proceeds from Bridge Financing                                         -                300              3,300
      Repayment of Bridge Financing                                          -                  -             (3,000)
      Proceeds of notes payable to shareholder                               -                  -                450
      Repayment of notes payable to shareholder                              -                  -               (450)
      Contributed to capital                                                 -                 88              2,190
                                                                      ---------          ---------          ---------
        Net cash (used in) provided by financing activities                 (7)               383             37,300
                                                                      ---------          ---------          ---------
        Net (decrease) increase in cash and cash equivalents            (1,215)            (1,090)               577

        Cash and cash equivalents at beginning of period                 6,037              1,667                  -
                                                                      ---------          ---------          ---------
        Cash and cash equivalents at end of period                    $  4,822           $    577           $    577
                                                                      ---------          ---------          ---------
                                                                      ---------          ---------          ---------

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF CERTAIN ACCOUNTING POLICIES:

         The accompanying balance sheets as of March 31, 1999 and the statements of operations and cash flows for the three months ended March 31, 1999 and for the period from April 23, 1991 (inception) to March 31, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

         Certain amounts have been reclassified from the prior year Form 10-Q to conform with current period presentation.

         On January 28, 1999, the Company effected a 1 for 5 reverse stock split. Share information for all periods has been retroactively adjusted to reflect the split.

NOTE 3 - GOING CONCERN

         The Company has suffered recurring losses and negative cash flows from operations since inception and has a significant accumulated deficit. Consequently, in order to fund continuing operations and complete product development, the Company will need to raise additional financing. In this regard, on March 29, 1999, the Company entered into a Securities Purchase Agreement with an investor group to raise additional equity financing and obtain a bridge loan (Note 5). The equity financing will require shareholder approval. Management believes that the proceeds from the equity financing and bridge loan will be sufficient to meet the Company's projected working capital needs through at least the next 12 months. The outcome of such efforts to

                                     (6)
raise working capital cannot be assured. As such, there is substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - NET LOSS PER SHARE

         The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Because their effects are anti-dilutive, net loss per share for the three months ended March 31, 1998 and 1999 does not include the effect of 1) 142,965 and 193,502, respectively, of stock options outstanding related to the 1993 and 1997 Stock Option Plans; 2) 118,768 and 118,422, respectively, of stock options granted by Lon Bell to certain directors and officers; 3) 1,471,751 and 1,755,800, respectively, of warrants to purchase outstanding shares of Class A Common Stock; and 4) 600,000 and 600,000, respectfully of Class B Common Stock.

NOTE 5 -FINANCING

         On March 29, 1999, the Company entered into a Securities Purchase Agreement (the "Financing") with an investor group. Under the terms of the Financing, the Company will issue 9,000 shares of Series A Preferred Stock and warrants to purchase up to 1,651,180 shares of Class A Common Stock in exchange for $9,001,000. The Series A Preferred Stock will initially be convertible into 5,373,134 shares of Class A Common Stock. The warrants can only be exercised to the extent that certain other warrants to purchase Class A Common Stock are exercised by existing warrant holders and then only in the proportion of the Company's equity purchased by the investors and at the same exercise price as the exercising warrant holders. The Preferred Stock and warrants will be issued only after shareholder approval is obtained.

         In connection with the above Financing, the Company granted to financial advisors warrants to purchase 25,000 shares of Class A Common Stock at an exercise price of $5.30. The value of the warrants granted of $5,000 was determined using the Black-Scholes model and was recorded as deferred offering costs. Such costs will be offset against the proceeds of the above Financing upon closing. The warrants are exercisable at any time prior to March 2004.

         In connection with the Financing, an affiliate of the investor group extended up to $1,200,000 in the form of a bridge loan which bears interest at 10% per annum and is due and payable upon the earlier of the closing of the Financing or September 30, 1999. In conjunction with the bridge loan, the Company granted warrants to purchase 300,000 shares of Class A Common Stock at an exercise price of $1.03. The warrants are exercisable for five years after first becoming exercisable; however, the warrants are exercisable only if the Financing does not close and will be cancelled upon the closing of the Financing. The value of the warrants at the time of grant of $149,000 was determined using the Black-Scholes model and is being amortized as debt issuance costs over the terms of the bridge loan. At March 31, 1999, the Company had $300,000 outstanding under this bridge loan.

                                     (7)

NOTE 6 - EV SUBSIDIARY

         On March 23, 1999, the Company's Board of Directors agreed to form a subsidiary to hold the Company's electric vehicle system ("EV") operations. Pursuant to discussions held among the Company's Board of Directors and Dr. Bell, Chairman of the Board and a significant shareholder of the Company, the Company agreed to sell to Dr. Bell a 15% interest in the EV subsidiary for $88,000. On March 29, 1999, the 15% was sold to Dr. Bell and was reflected as contributed capital.

         In order to satisfy a condition of the Financing described in Note 5, the Board of Directors also approved a proposal to sell to Dr. Bell its remaining 85% interest in the EV subsidiary in exchange for all of his Class B Common Stock (to be released from escrow April 30, 1999). As such, upon closing of the Financing, the Class B Common Stock would be cancelled. The sale of the remaining interest in the EV subsidiary is subject to shareholder approval. The net assets of the EV operation were nil at March 31, 1999.

NOTE 7 - SEGMENT REPORTING

         The tables below presents segment information about the reported revenues and operating loss of Amerigon for the three months ended March 31, 1998 and 1999 (in thousands). Asset information by reportable segment is not reported since management does not produce such information.

                                                                 Reconciling        As
For the quarters ended March 31,      CCS       Radar      EV       Items        Reported
                                    -----------------------------------------------------
1998
   Revenue                          $  15      $  24    $  45    $   -           $    84
   Operating Loss                    (587)      (162)    (191)    (1,013)(1)      (1,953)
1999
   Revenue                            220         99       -          -              319
   Operating Loss                    (584)      (110)     (64)      (796)(1)      (1,554)


------------
(1) Represents selling, general and administrative costs of $909,000 and $739,000, respectively, and depreciation expense of $103,000 and $57,000, respectively, for the quarters ended March 31, 1998 and 1999.


                                       (8)

Revenue information by geographic area (in thousands);

                                          Quarters Ended March 31,
                                          ------------------------
                                             1998          1999
                                            ------        ------
         United States - Commerial           $ -          $126
         United States - Government            24           99
         Asia                                   -           89
         Europe                                60            5
                                          ------------------------
         Total Revenues                      $ 84         $319
                                          ------------------------
                                          ------------------------

    For the quarter ended March 31, 1998, three customers, two foreign (CCS/EV) and one government (Radar) represented 18%, 54% and 28% of the Company's sales. For the quarter ended March 31, 1999, three customers, one foreign (CCS), one domestic (CCS) and one government (Radar) represented 28%, 40% and 31% of the Company's sales.

NOTE 8 - SUBSEQUENT EVENTS

         CLASS B SHARES - In June 1993, the Company's then-existing shareholders (the "Original Shareholders") placed 600,000 shares (the "Escrow Shares") of the Company's Class A Common Stock into escrow pursuant to an agreement by and among the Original Shareholders, the Company, and the escrow agent (the "Escrow Agreement"). The Escrow Shares were to have automatically been released from Escrow to the Original Shareholders upon the Company meeting or exceeding certain performance thresholds. If these thresholds were not met by April 30, 1999, all shares which had not been released from escrow were to automatically have been exchanged for shares of Class B Common Stock; PROVIDED, that, pursuant to the terms of a shareholders' agreement among the Original Shareholders, each beneficial holder of Class B Common Stock who was not an employee, director or consultant of the Company on April 30, 1999 would have forfeited his or her right to receive shares of Class B Common Stock. The Class B Common Stock is neither transferable nor convertible and its rights with respect to dividends and liquidation distributions are inferior to those of the Class A Common Stock. Therefore, the Class B Common Stock has limited economic value. The performance thresholds were not met, and on April 30, 1999, the Class B Common Stock was released to Lon Bell, the only remaining Original Shareholder who was affiliated with the Company on that day. Dr. Bell became the beneficial owner of 518,580 shares of Class B Common Stock.


                                       (9)

PART 1

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

         REVENUES. Revenues for the three months ended March 31, 1999 ("First Quarter 1999") were $319,000 as compared with revenues of $84,000 in the three months ended March 31, 1998 ("First Quarter 1998"). The increase in revenues was due primarily to the increase in development funding for various Climate Control Seats ("CCS-TM-") and Radar prototype programs. In addition, the Company completed shipments of its first production order of CCS-TM-units to a domestic van conversion company in the First Quarter 1999.

         DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs incurred in the First Quarter 1999 were $447,000 compared to $506,000 in the First Quarter 1998 primarily due to the decreased activity in the Company's electric vehicle program for which such costs were $235,000 and nil for First Quarter 1998 and 1999, respectively, partially offset by an increase in the Radar and Climate Control Seat development costs.

         COST OF SALES. Cost of sales increased $32,000 in the First Quarter 1999 from nil in the First Quarter 1998 due to the first shipments of production Climate Control Seats which began in April 1998.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $598,000 in First Quarter 1999 from $518,000 in First Quarter 1998. The increase was due to higher levels of research and development activity on the Company's Climate Control Seats and radar products and expenses partially offset by the decrease in research and development related to the electric vehicle program.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased to $796,000 in First Quarter 1999 compared to $1,013,000 in First Quarter 1998. The change was due to decreased legal activity and decreased consulting services. The Company expects SG&A expenses to increase as it hires additional employees in connection with the development of radar products and the development and marketing of Climate Control Seats.

                                       (10)

         INTEREST INCOME. Net interest income in 1999 decreased due to a decline in cash balances as a result of those funds being used in operations.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had negative working capital of $52,000. On March 29, 1999 the Company entered into a Securities Purchase Agreement with Westar Capital LLC and Big Beaver Investments LLC (the "Investors") pursuant to which the Investors will invest $9 million in the Company in return for 9,000 shares of Series A Preferred Stock which are convertible into Class A Common Stock and warrants that are exercisable only to the extent certain other warrants to purchase Class A Common Stock are exercised and then only in an amount that will enable the Investors to maintain the same percentage interest in the Company that they have in the Company after the initial investment on a fully converted basis. This transaction is subject to a number of conditions, including shareholder approval, which the Company intends to seek at the 1999 Annual Meeting. Concurrent with the execution of the Securities Purchase Agreement, an affiliate of the Investors provided a secured bridge loan to the Company for up to $1.2 million which bears interest at 10% per annum and matures upon the earlier of September 30, 1999 or the completion of the equity financing and contains detachable warrants for 300,000 shares of Class A Common Stock which will be cancelled upon the completion of the investment. The bridge loan is necessary to allow the Company to continue operations pending the closing of the equity financing, although the amount of the bridge loan may not be adequate even if fully drawn. Further, there are numerous conditions to making each borrowing under the bridge loan. No assurance can be given that the proposed financing will be completed. The Company's principal sources of operating capital have been the proceeds of its various financing transactions and, to a lesser extent, revenues from grants, development contracts and sale of prototypes to customers.

         Cash and cash equivalents decreased by $1,090,000 for the First Quarter 1999 primarily due to cash used in operating activities of $1,442,000, which was mainly attributable to the net loss of $1,540,000. Investing activities used $31,000 related to the purchase of property and equipment. Financing activities provided $383,000 due primarily to $300,000 received from a bridge loan and $88,000 received from Dr. Bell in exchange for a 15% interest in the Company's EV subsidiary.

         The Company expects to incur losses for the foreseeable future due to the continuing cost of its product development and marketing activities and to begin volume manufacturing operations when it is required. To fund its operations, the Company will need cash from financing sources before the Company can achieve profitability from its operations. There can be no assurance that profitability can be achieved in the future. The Company is focused on bringing products to market and achieving revenues based upon its available resources. Although the Company has begun limited production on its Climate Control Seat product, larger orders for the seat product and the ability to begin production on the radar product will require significant expenses for tooling product parts and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing of these products. The Company does not intend to pursue any more significant grants or development contracts to fund operations and therefore is


                                       (11)
highly dependent on its current working capital sources including the Security Purchase Agreement discussed above. Should the Company not achieve profitability in the near future from the two above mentioned products, additional equity and/or debt financing would be required beyond that contemplated by the financing transaction described above. There can be no assurance that either of these sources would be available in the future and future financing may be required in any case.

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

     The Company is in the assessment phase of its internal information services computer systems associated with the Year 2000. The Company is currently assessing Y2K issues related to its non-information technology systems used in product development, engineering, manufacturing and facilities. The Company has completed these assessments and updates to existing systems for Y2K compliance will be completed by July 1, 1999.

     The Company is also working with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to address Y2K issues where their systems interface with the Company's systems or otherwise impact its operations. The Company has communicated in writing with all of its principal suppliers to confirm their status in regards to Y2K issues. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remedy their computer systems. The Company does not anticipate that potential Y2K issues at the customer level will have a material adverse effect on its ability to conduct normal business.

     The Company's Y2K program is well under way and, based on the results of its assessment to date, is expected to be complete by mid-1999. While the Company believes its planning efforts are adequate to address its Y2K concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company. The Company has not identified a need to develop an extensive contingency plan for non-remediation issues at this time. The need for such a plan is evaluated on an ongoing basis as part of the Company's overall Year 2000 initiative.

     Based on the Company's assessment to date, the costs of the Year 2000 initiative (which are expensed as incurred) are estimate to be approximately $20,000.

     The cost of the project and the date on which the Company believes it will complete its Year 2000 initiative are forward-looking statements and are based on management's best estimate, according to information available through the Company's assessments to date. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the retention of these


                                      (12)
professions, the ability to locate and correct all relevant computer codes, and similar uncertainties. At present, the Company has not experienced any significant problems in these areas.

OTHER INFORMATION

     Certain matters discussed or referenced in this report, including the Company's intention to develop, manufacture and market Climate Control Seats and radar products and the Company's expectation of reduced revenues and continuing losses for the foreseeable future, are forward looking statements. Other forward looking statements may be identified by the use of forward looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of such terms. Such statements are based upon management's current expectations and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such risks and uncertainties include the market demand for and performance of the Company's products, the Company's ability to develop, market and manufacture such products successfully, the viability and protection of the Company's patents and other proprietary rights, and the Company's ability to obtain new sources of financing. Additional risks associated with the company and its business and prospects are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


                                       (13)

PART 1

                                     ITEM 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

     There have been no material changes since the Form 10-K was filed for the Company's year ended December 31, 1998.





                                      (14)

PART II

                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 23, 1999 the Company issued a warrant to purchase up to 5,000 shares of Common Stock of the Company to Matthew Schilowitz pursuant to the terms of the Corporate Finance Agreement dated February 9, 1999 between Matthew Schilowitz and the Company. The Warrant, which expires in March 2004, allows Matthew Schilowitz to purchase shares of Common Stock of the Company at $5.30 per share. The warrant was exempt from registration under Section 4(2) of the Securities Act of 1933.

     On March 29, 1999 the Company issued a warrant to purchase up to 300,000 shares of Common Stock of the Company to Big Star Investments LLC ("Big Star") in connection with the Company entering into a secured bridge loan with Big Star for up to $1.2 million. The warrant, which is only exercisable if the transactions contemplated by the Securities Purchase Agreement entered into March 29, 1999 between the Company, Westar Capital LLC and Big Beaver Investments LLC are not consummated, expires five years after first becoming exercisable and allows Big Star to purchase Common Stock of the Company at $1.03 per share. The warrant was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information on a January 25, 1999 special shareholders meeting where the 1-for-5 reverse stock split was appproved can be found in Item 4 of Part One of the Company's 10-K for the year ended December 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         27.     Financial Data Schedule

         (b)  Reports on Form 8-K

         None



                                       (15)

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


                                    Amerigon Incorporated
                                    ---------------------
                                    Registrant




Date: May 13, 1999                  /s/ Richard A. Weisbart
                                    ------------------------
                                    Richard A. Weisbart
                                    President and
                                    Chief Operating Officer



                                       (16)