Form 10-Q
period 1999-06-30
AMERIGON INC
filed 1999-08-16
CIK 903129

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from _______________ to _____________.

                        Commission File Number: 0 - 21810
                                                ---------


                              AMERIGON INCORPORATED
                              ---------------------
             (Exact name of registrant as specified in its charter)

              California                               95-4318554
--------------------------------------   --------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

5462 Irwindale Avenue, Irwindale, California                91706
--------------------------------------------   --------------------------------
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


At July 1, 1999 the registrant had 1,910,089 shares of Class A Common Stock, no par value; and 9,000 shares of Preferred Stock, no par value, issued and outstanding.


                                      (1)

                              AMERIGON INCORPORATED

                                TABLE OF CONTENTS




Part I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheet                                              3

                  Statement of Operations                                    4

                  Statement of Cash Flows                                    5

                  Notes to Unaudited Financial Statements                    6

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           11

     Item 3.      Quantitative and Qualitative Disclosures About            16
                    Market Risk

Part II           OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds                 17

     Item 4.      Submission of Matters to a Vote of Security Holders       18

     Item 6.      Exhibits and Reports on Form 8-K                          19

     Signature                                                              20


                                      (2)

PART I
                                   ITEM 1.
                             FINANCIAL STATEMENTS

                            AMERIGON INCORPORATED
                       (A Development Stage Enterprise)

                                BALANCE SHEET
                                (In thousands)
                                 (Unaudited)

                                                                                    December 31,            June 30,
                                                                                        1998                  1999
                                                                                    ------------           ----------
                                     ASSETS
Current Assets:
     Cash & cash equivalents                                                              $1,667               $4,895
     Short-term investments                                                                   -                 1,854
     Accounts receivable less allowance of $101 and $42, respectively                        174                  185
     Inventory, primarily raw materials                                                      105                  168
     Prepaid expenses and other assets                                                       136                  391
                                                                                    ------------           ----------
          Total current assets                                                             2,082                7,493

Property and equipment, net                                                                  562                  612
                                                                                    ------------           ----------
          Total Assets                                                                    $2,644               $8,105
                                                                                    ------------           ----------
                                                                                    ------------           ----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilites:
     Accounts payable                                                                       $363                 $748
     Deferred revenue                                                                         44                   -
     Accrued liabilities                                                                     485                  386
                                                                                    ------------           ----------
         Total current liabilities                                                           892                1,134

Long term portion of capital lease                                                            26                   20

Shareholders' Equity:
     Convertible Preferred Stock;
         Series A - no par value; 9,000 shares authorized,
          none and 9,000 issued and outstanding at
          December 31, 1998 and June 30, 1999                                                 -                 8,279
     Common Stock;
         Class A - no par value; 20,000 shares authorized,
          1,910 issued and outstanding at
          December 31, 1998 and June 30, 1999                                             28,149               28,149
     Contributed capital                                                                   9,882               10,031
     Deficit accumulated during development stage                                        (36,305)             (39,508)
                                                                                    ------------           ----------
          Total shareholders' equity                                                       1,726                6,951
                                                                                    ------------           ----------
          Total Liabilities and Shareholders' Equity                                      $2,644               $8,105
                                                                                    ------------           ----------
                                                                                    ------------           ----------


          See accompanying notes to the condensed financial statements


                                      (3)

                              AMERIGON INCORPORATED
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                                                    From
                                                                                                               April 23,1991
                                                        Three Months Ended           Six Months Ended           (inception)
                                                             June 30,                    June 30,               to June 30,
                                                         1998          1999          1998         1999              1999
                                                     ------------  -----------   -----------  ------------   ------------------
Revenues:
        Product                                               $7          $10            $7           $27               $45
        Development contracts and
          related grants                                     274           83           312           385             4,906
        Grants                                                -            -             -             -              2,572
                                                          -------      -------       -------      --------          --------
             Total revenues                                  281           93           319           412             7,523

Costs and expenses:
        Product                                               33           11            33            43                91
        Direct development contract and
          related grant costs                                322          439           592           886            16,755
        Grants                                                -            -             -             -              1,980
        Research and development                             587          472         1,105         1,007             3,204
        Selling, general and administrative,
          including reimbursable expenses                    957          741         1,970         1,600            20,265
                                                          -------      -------       -------      --------          --------
             Total costs and expenses                      1,899        1,663         3,700         3,536            42,295

                                                          -------      -------       -------      --------          --------
Operating loss                                            (1,618)      (1,570)       (3,381)       (3,124)          (34,772)

Interest income                                               78            2           174            16             1,316
Interest expense                                              -           (76)           -            (76)             (377)
Gain on disposal of assets                                    62           -             62            -              2,363
                                                          -------      -------       -------      --------          --------
Net loss from continuing operations and
        before extraordinary item                         (1,478)      (1,644)       (3,145)       (3,184)          (31,470)

Loss from discontinued operations                           (197)         (19)         (387)          (19)           (7,698)
                                                          -------      -------       -------      --------          --------
Net loss before extraordinary item                        (1,675)      (1,663)       (3,532)       (3,203)          (39,168)

Extraordinary loss from extinguishment
        of indebtedness                                        -           -             -             -               (340)
                                                          -------      -------       -------      --------          --------
Net loss                                                 ($1,675)     ($1,663)      ($3,532)      ($3,203)         ($39,508)
                                                          -------      -------       -------      --------          --------
                                                          -------      -------       -------      --------          --------
Net loss available to common shareholders                ($1,675)     ($1,730)      ($3,532)      ($3,270)         ($39,575)
                                                          -------      -------       -------      --------          --------
                                                          -------      -------       -------      --------          --------
Basic and diluted net loss per share:
  Loss from continuing operations                         ($0.77)      ($0.90)       ($1.65)       ($1.70)

  Discontinued operations                                  (0.10)       (0.01)        (0.20)        (0.01)

                                                          -------      -------       -------      --------
  Available to common shareholders                        ($0.88)      ($0.91)       ($1.85)       ($1.71)
                                                          -------      -------       -------      --------
                                                          -------      -------       -------      --------
Weighted average number of shares outstanding              1,910        1,910         1,910         1,910
                                                          -------      -------       -------      --------
                                                          -------      -------       -------      --------


          See accompanying notes to the condensed financial statements


                                      (4)

                              AMERIGON INCORPORATED
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                From
                                                                                           April 23, 1991
                                                                       Six Months          (inception) to
                                                                     Ended June 30,           June 30,
                                                                   1998           1999          1999
                                                              --------------   ----------  ---------------
Operating Activities:
    Net loss                                                      ($ 3,532)    ($ 3,203)    ($39,508)
    Adjustments to reconcile net loss to cash used in
        operating activities of continuing operations:
      Loss from discontinued operations                                387           19        7,698
      Depreciation and amortization                                    241          210        1,866
      Provision for doubtful account                                    -           (59)         152
      Stock option compensation                                         -            -           712
      Gain from sale of assets                                         (62)          -        (2,363)
      Contributed capital-founders'
        services without cash compensation                              -            -           300

      Change in operating assets and liabilities:
          Accounts receivable                                          120           48         (337)
          Inventory                                                    (54)         (63)        (188)
          Prepaid expenses and other assets                             63         (255)        (391)
          Accounts payable                                            (186)          40           55
          Deferred revenue                                              -           (44)          -
          Accrued liabilities                                           (5)         (99)         451
                                                                  --------     --------     --------
        Net cash used in operating activities of continuing         (3,028)      (3,406)     (31,553)
          operations
                                                                  --------     --------     --------

Investing Activities:
      Purchase of property and equipment                              (398)        (199)      (2,394)
      Proceeds from sale of assets                                      -            -         2,800
      Receivable from sale of assets                                    -            -        (1,000)
      Proceeds from receivable from sale of assets                      -            -           971
      Short term investments purchased                                  -        (1,854)      (1,854)
      Short term investments sold                                    1,840           -            -
        Net cash (used in) provided by investing activities of
          continuing operations                                   --------     --------     --------
                                                                     1,442       (2,053)      (1,477)
                                                                  --------     --------     --------
Financing Activities:
      Proceeds from sale of preferred stock, net                        -         8,624        8,624
      Proceeds from sale of common stock units, net                     -            -        34,772
      Proceeds from exercise of stock options                           -            -           160
      Repurchase of common stock                                        -            -           (15)
      Borrowing under line of credit                                    -            -         6,280
      Repayment of line of credit                                       -            -        (6,280)
      Repayment of capital lease                                       (10)          (6)        (108)
      Proceeds from Bridge Financing                                    -         1,200        4,200
      Repayment of Bridge Financing                                     -        (1,200)      (4,200)
      Proceeds of notes payable to shareholder                          -            -           450
      Repayment of notes payable to shareholder                         -            -          (450)
      Contributed to capital                                            -            88        2,190
        Net cash (used in) provided by financing activities of
          continuing operations                                   --------     --------     --------
                                                                       (10)       8,706       45,623
                                                                  --------     --------     --------
      Cash used in discontinued operations                            (387)         (19)      (7,698)
                                                                  --------     --------     --------
        Net (decrease) increase in cash and cash equivalents        (1,983)       3,228        4,895
                                                                  --------     --------     --------
        Cash and cash equivalents at beginning of period             6,037        1,667           -
                                                                  --------     --------     --------
        Cash and cash equivalents at end of period                $  4,054     $  4,895     $  4,895
                                                                  --------     --------     --------
                                                                  --------     --------     --------


          See accompanying notes to the condensed financial statements


                                      (5)

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY:

         Amerigon Incorporated (the "Company") is in the business of developing and manufacturing vehicle components for automotive original equipment manufacturer's ("OEMs"). The Company was incorporated in California on April 23, 1991 as a research and development entity focused on creating electric vehicles ("EV"). During 1998, the Company decided to suspend funding activities associated with EV and directed its resources to developing and commercializing the Climate Control Seat ("CCS-TM-") and Radar for Maneuvering and Safety ("Radar"), which are both products of the Company's research. On May 26, 1999, the Shareholders of the Company voted to discontinue EV operations. As a result, the Company is now principally positioned to bring to market the CCS and Radar product lines and accordingly has incurred significant sales and marketing, prototype and engineering expenses to gain orders for production vehicles.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF CERTAIN ACCOUNTING POLICIES:

         The accompanying financial statements as of June 30, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - EV SUBSIDIARY

         On March 23, 1999, the Company's Board of Directors agreed to form a subsidiary to hold the Company's EV operations. Pursuant to discussions held among the Company's Board of Directors and Dr. Bell, Chairman of the Board and a significant shareholder of the Company, the Company agreed to sell to Dr. Bell a 15% interest in the EV subsidiary for

                                      (6)

$88,000. On March 29, 1999, the 15% was sold to Dr. Bell and was reflected as contributed capital.

         On May 26, 1999, the shareholders voted to sell the remaining interest, 85%, of the EV subsidiary to Dr. Bell in exchange for all of his Class B Common Stock (see Note 6). The financial statements of the Company have been reclassified to reflect the dispositions of the EV operations as a discontinued operation. Accordingly, the revenues, costs and expenses, and cash flows of the EV operations have been excluded from the respective captions in the Statements of Operations and Statements of Cash Flows. The results of the EV operations have been reported separately as discontinued operations in such statements. The EV related assets were nil at December 31, 1998 and June 30,1999 and sales were nil for the three and six months ended June 30, 1999 and 1998.

NOTE 4 - GOING CONCERN

         The Company has suffered recurring losses and negative cash flows from operations since inception and has a significant accumulated deficit. Consequently, in order to fund continuing operations and complete product development, the Company will need to raise additional financing. In this regard, the Company completed the sale of 9,000 shares of Series A Convertible Preferred Stock on June 8, 1999 with an investor group (Note 5). Management believes that the proceeds from the equity financing, together with existing cash balances will be sufficient to meet its cash needs of the Company through the end of 1999.

         To fund its operations, the Company will need to raise additional cash from financing sources before the Company can achieve profitability from its operations. The Company's ability to raise additional financing or achieve profitability cannot be assured. As such, there is substantial doubt about the Company's ability to continue as a going concern.

NOTE 5 -CONVERTIBLE PREFERRED STOCK

         On March 29, 1999, the Company entered into a Securities Purchase Agreement (the "Financing") with an investor group. Under the terms of the Financing, on June 8, 1999, the Company issued 9,000 shares of Series A Convertible Preferred Stock and warrants to purchase up to 1,214,814 shares of Class A Common Stock in exchange for $9,001,000. The Series A Convertible Preferred Stock will initially be convertible into 5,373,134 shares of Class A Common Stock. The warrants can only be exercised to the extent that certain other warrants to purchase Class A Common Stock are exercised by existing warrant holders and then only in the proportion of the Company's equity purchased and at the same exercise price as the exercising warrant holders.


                                      (7)

         In connection with the above Financing, the Company granted to financial advisors warrants to purchase 45,000 shares of Class A Common Stock at exercise prices ranging from $2.67 to $5.30. The warrants are exercisable at various dates ranging from March to June 2004.

         Also in conjunction with the above Financing, the Company recorded a dividend to the Series A Convertible Preferred Stockholders of $67,000 or $0.04 per weighted average common shares outstanding resulting from the beneficial difference between the conversion price and the fair market value of Class A Common Stock on the date of commitment, May 26, 1999.

CONVERSION

         Each issued share of Series A Convertible Preferred Stock is immediately convertible, in full and not in part, into shares of Class A Common Stock equal to $1,000 divided by the Conversion Price. The Conversion Price is $1.675, subject to proportional adjustments for certain dilutive issuance, splits and combinations and other recapitalizations or reorganizations. A total of 5,373,134 shares of Class A Common Stock has been reserved for issuance in the event of the conversion of Series A Convertible Preferred Stock.

VOTING RIGHTS

         The holder of each share of Series A Convertible Preferred Stock will have the right to one vote for each share of Class A Common Stock into which such Series A Convertible Preferred Stock could then be converted.

DIVIDENDS

         The Series A Convertible Preferred Stock will receive dividends on an "as-converted" basis with the Class A Common Stock when and if declared by the Board of Directors. The dividends are noncumulative and are payable in preference to any dividends on common stock.

LIQUIDATION PREFERENCE

         Upon liquidation, dissolution or winding up of Amerigon, each share of Series A Convertible Preferred Stock is entitled to a liquidation preference of $1,000 plus 7% of the original issue price ($1,000) annually for up to four years after issuance plus any declared but unpaid dividends in priority to any distribution to the Class A Common Stock, which will receive the remaining assets of Amerigon. On June 30, 1999, the liquidation preference was $9,000,000.


                                      (8)

REDEMPTION

         On or after January 1, 2003, if the closing price of the Class A Common Stock for the past 60 days has been at least four times the then Conversion Price ($1.675 per share at June 30, 1999), Amerigon may redeem the Series A Convertible Preferred Stock for an amount equal to the liquidation preference.

NOTE 6 - NET LOSS PER SHARE

         The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Because their effects are anti-dilutive, net loss per share for the periods ended June 30, 1998 and 1999 do not include the effect of:


                                                            Three and Six Months Ended
                                                                     June 30,
                                                       --------------------------------------
                                                            1998                      1999
                                                       ------------              ------------
Stock options outstanding for:
    1993 Stock Option Plan                                  99,232                    81,154
    1997 Stock Option Plan                                 116,333                   698,334
    (as amended)

Options granted by Lon Bell
    to directors and officers                              118,768                    10,245

Warrants to purchase outstanding
   shares of Class A Common Stock                        1,471,751                 2,731,565

Series A Preferred Stock                                         -                 5,373,134
                                                       ------------              ------------

    Total                                                1,806,084                 8,894,432
                                                       ------------              ------------
                                                       ------------              ------------


                                      (9)

NOTE 7 - SEGMENT REPORTING

         The following tables present segment information about the reported revenues and operating loss of Amerigon for the three and six months ended June 30, 1998 and 1999 (in thousands). Asset information by reportable segment is not reported since management does not produce such information.

--------------------------------------------------------------------------------------------------------------------------
For The Three Months Ended June 30,           Climate Control Seats      Radar      Reconciling  Items     As Reported
--------------------------------------------------------------------------------------------------------------------------
   1998
      Revenue                                                $ 224          $  57                 $    -         $   281
      Operating Loss                                          (507)          (154)               (1)(957)         (1,618)
   1999
      Revenue                                                   93              -                      -              93
      Operating Loss                                          (631)          (198)               (1)(741)         (1,570)
--------------------------------------------------------------------------------------------------------------------------

(1) Represents selling, general and administrative costs of $894,000 and $684,000, respectively, and depreciation expense of $63,000 and $57,000, respectively, for the three months ended June 30, 1998 and 1999.


--------------------------------------------------------------------------------------------------------------------------
For The Six Months Ended June 30,           Climate Control Seats       Radar       Reconciling Items      As Reported
--------------------------------------------------------------------------------------------------------------------------
   1998
      Revenue                                              $   239         $  80              $      -          $   319
      Operating Loss                                        (1,095)         (316)            (1)(1,970)          (3,381)
   1999
      Revenue                                                  313            99                     -              412
      Operating Loss                                        (1,215)         (309)            (1)(1,600)          (3,124)
--------------------------------------------------------------------------------------------------------------------------

(1) Represents selling, general and administrative costs of $1,807,000 and $1,487,000, respectively, and depreciation expense of $163,000 and $113,000, respectively, for the six months ended June 30, 1998 and 1999.

Revenue information by geographic area (in thousands);

                                               Three Months Ended June 30,                  Six Months Ended June 30,
                                            ---------------------------------           --------------------------------
                                                1998                  1999                  1998                 1999
                                            -----------           -----------           -----------           ----------
United States - Commercial                        $  7                   $34                  $  7                 $160
United States - Government                           -                     -                    24                   99
Asia                                               260                    14                   259                  103
Europe                                              14                    45                    29                   50
                                            -----------           -----------           -----------           ----------

Total Revenues                                    $281                   $93                  $319                 $412
                                            -----------           -----------           -----------           ----------
                                            -----------           -----------           -----------           ----------

For the three months ended June 30, 1998, two foreign customers represented 72% and 20% of the Company's sales. For the quarter ended June 30, 1999, one foreign customer represented 48% of the Company's sales. For the six months ended June 30, 1998, one foreign customer represented 64% of the Company's sales. For the six months ended June 30, 1999, three customers, two domestic and one foreign, represented 27%, 24% and 25%, respectively, of the Company's sales.


                                      (10)

PART 1

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Amerigon Incorporated (the "Company") is in the business of developing and manufacturing vehicle components for automotive original equipment manufacturer's ("OEMs"). The Company was incorporated in California on April 23, 1991 as a research and development entity focused on creating electric vehicles ("EV"). During 1998, the Company decided to suspend funding activities associated with EV and directed its resources to developing and commercializing the Climate Control Seat ("CCS-TM-") and Radar for Maneuvering and Safety ("Radar"), which are both products of the Company's research. On May 26, 1999, the Shareholders of the Company voted to discontinue EV operations. As a result, the Company is now principally positioned to bring to market the CCS and Radar product lines and accordingly has incurred significant sales and marketing, prototype and engineering expenses to gain orders for production vehicles.

         AUTO INDUSTRY. The Company is now operating in the auto industry. Inherent in this market are costs and expenses well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to the OEM requiring the coordination and testing of proposed new components and sub-systems. Revenues from these expenditures may not be realized for 2 to 3 years as the OEMs tend to group new components and enhancements into annual or every 2 to 3 year vehicle model introductions.

RESULTS OF OPERATIONS

SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

         REVENUES. Revenues for the three months ended June 30, 1999 ("Second Quarter 1999") were $93,000 as compared with revenues of $281,000 in the three months ended June 30, 1998 ("Second Quarter 1998"). The decrease in revenues was due primarily to the decrease in development programs for various Climate Control Seats ("CCS-TM-") and Radar prototype programs. The Company is currently in pre-production development of its CCS systems.

         COST OF PRODUCT SALES. Cost of product sales decreased to $11,000 in the Second Quarter 1999 from $33,000 in the Second Quarter 1998 due to the decrease in shipments of CCS units in the Second Quarter 1999.

         DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs incurred in the Second Quarter 1999 were $439,000 compared to $322,000 in


                                      (11)
the Second Quarter 1998. This is primarily due to the costs incurred in conjunction with the pre-production of the Climate Control Systems which are anticipated to be in production in late 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $472,000 in Second Quarter 1999 from $587,000 in Second Quarter 1998. The decrease was primarily due to the completion of prototype tooling associated with the Climate Control Seats in early 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased to $741,000 in Second Quarter 1999 compared to $957,000 in Second Quarter 1998. The change was due to a decrease in recruiting expenses and other outside services/consultants in the Second Quarter 1999. The Company expects SG&A expenses to increase as it hires additional employees in connection with the development of Radar products and the commencement of production and marketing of Climate Control Seats.

         INTEREST INCOME. Net interest income in 1999 decreased due to a decline in cash balances as a result of those funds being used in operations. The Company also incurred interest expense of $14,000 as a result of a bridge loan of $1,200,000 and $62,000 associated with the amortization of deferred financing costs.

SIX MONTHS 1999 COMPARED WITH SIX MONTHS 1998

         REVENUES. Revenues for the six months ended June 30, 1999 ("1999") were $412,000 as compared with revenues of $319,000 in the six months ended June 30, 1998 ("1998"). The increase was due to an increase in direct development contracts associated with the Radar program and increased product shipments for the Climate Control Seat program in the beginning of 1999.

         DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs increased to $886,000 in 1999 from $592,000 in 1998. This is primarily due to the costs incurred in conjunction with the pre-production of the Climate Control Seats anticipated to be in production in late 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $1,007,000 in 1999 from $1,105,000 in 1998. The decrease was due to the Company's shift of emphasis from research and development to direct development contracts and pre-production efforts associated with the anticipated contracts with Climate Control Seats.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased to $1,600,000 in 1999 compared to $1,970,000 in 1998. The change was due to a decrease in recruiting expenses and other outside services/consultants in 1999. The Company expects SG&A expenses to increase as it hires additional employees in connection


                                      (12)
with the development of Radar products and the commencement of production and marketing of Climate Control Seats.

         INTEREST INCOME. Net interest income in 1999 decreased to an expense due to a decline in cash balances as a result of those funds being used in operations. The Company also incurred interest expense of $14,000 as a result of a bridge loan of $1,200,000 and $62,000 associated with the amortization of deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had working capital of $6,359,000. On June 8, 1999 the Company completed a financing (the "1999 Financing") with an investor group pursuant to which the Company sold 9,000 shares of Series A Convertible Preferred Stock for $9,000,000. The Preferred Stock is convertible into Class A Common Stock. In addition, the Company issued warrants to purchase up to 1,214,814 shares of Class A Common Stock. The warrants are exercisable only to the extent certain other warrants to purchase Class A Common Stock are exercised and then only in an amount that will enable the Investors to maintain the same percentage interest in the Company that they have in the Company after the initial investment on a fully converted basis. This transaction was approved by the shareholders at the 1999 Annual Meeting.

          The Company's principal sources of operating capital have been the proceeds of its various financing transactions and, to a lesser extent, revenues from grants, development contracts and sale of prototypes to customers.

         The Company is expecting to enter into a production contract with Johnson Controls for the Climate Control Seats by the end of 1999. The Company has spent to date $892,000 for tooling, equipment and materials needed for this anticipated contract. The Company expects to spend an additional $400,000 for this product line in 1999. These expenses have been offset by reimbursements of $144,000 from Johnson Controls, to date.

         Cash and cash equivalents increased by $3,228,000 in 1999 primarily due to the cash raised by the 1999 Financing. This was offset by the cash used in operating activities of $3,406,000, which was mainly attributable to the net loss of $3,184,000 before loss from discontinued operations of $19,000 associated with the electric vehicle program. Investing activities used $2,053,000 as the Company made short term investments in government securities of $1,854,000. Financing activities provided $8,706,000 due primarily to $8,624,000 from net proceeds of the 1999 Financing.

         Until the Company is selling units in the automotive market with an appropriate margin and volume, the Company expects to incur losses for the foreseeable future. Even with the anticipation of volume production for a model 2000 luxury SUV platform, the revenue generated from the initial orders will not be sufficient to meet the Company's operating needs. The Company will need to raise additional

                                      (13)
cash from financing sources before the Company can achieve profitability from its operations. There can be no assurance that profitability can be achieved in the future. Although the Company has begun limited production on its Climate Control Seat product, larger orders for the seat product and the ability to begin production on the Radar product will require significant expenses for tooling and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing of these products. The Company does not intend to pursue any more significant grants or development contracts to fund operations and therefore is highly dependent on its current working capital sources. Future financing may be required in any case and there can be no assurance that additional financing will be available in the future.

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

     The Company has completed the assessment phase of its internal information services computer systems associated with the Year 2000. The Company is currently assessing Y2K issues related to its non-information technology systems used in product development, engineering, manufacturing and facilities. The Company expected that updates to existing systems for Y2K compliance would be completed by July 1, 1999. Due to the limited resources available during the second quarter 1999, the scheduled completion date has been moved to September 1, 1999.

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

     The Company's Y2K program is well under way and, based on the results of its assessment to date, is expected to be complete by September 1999. While the Company believes its planning efforts are adequate to address its Y2K concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company. The Company has not identified a need to develop an extensive contingency plan for non-remediation issues at this time. The need for such a plan is evaluated on an ongoing basis as part of the Company's overall Year 2000 initiative.


                                      (14)

     Based on the Company's assessment to date, the costs of the Year 2000 initiative (which are expensed as incurred) are estimated to be approximately $20,000.

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


                                      (15)

PART 1

                                     ITEM 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         There have been no material changes since the Form 10-K was filed for the Company's year ended December 31, 1998.


                                      (16)

PART II

                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(b) The Series A Convertible Preferred Stock votes with Common Stock of the Company on an "as converted" basis and, under certain circumstances, also has a separate class vote. As of June 8, 1999, the Series A Convertible Preferred Stock purchased by Westar Capital LLC and Big Beaver Investments LLC (the "Investors") represented approximately 74% of the voting power of the Company on an as-converted basis.

         Pursuant to the terms of the Series A Convertible Preferred Stock, the size of the Board of Directors was fixed at 7 and the holders of the Series A Convertible Preferred Stock have the right to elect 5 of the 7 Directors. As part of the 1999 Financing, all then-current members of the Board of Directors except Lon E. Bell, Richard A. Weisbart and John W. Clark were required to resign. Michael R. Peevey resigned. Roy A. Anderson did not since he was designated as a continuing director by one of the holders of the Series A Convertible Preferred Stock. On June 23, 1999 Oscar (Bud) Marx III, Paul Oster and James J. Paulsen were appointed to the Board of Directors, joining Lon E. Bell, Richard A. Weisbart, John W. Clark and Roy A. Anderson.

(c) On June 8, 1999 the Company completed a private placement of 4,500 shares of Convertible Preferred Stock designated as Series A Convertible Preferred Stock as well as five contingent warrants to each of the two Investors. The Investors paid consideration in an aggregate amount of $9,001,000 for the Series A Convertible Preferred Stock and the contingent warrants. The net proceeds to the Company were approximately $6,901,000, reflecting transaction costs and the repayment of a $1.2 million bridge loan from an affiliate of the Investors and were applied to general corporate purposes.

         The Series A Convertible Preferred Stock has voting rights equal to the number of shares the Series A Convertible Preferred Stock is convertible into and the Series A Convertible Preferred Stock can convert into a number of shares of Common Stock of the Company, no par value, equal to the Series A Convertible Preferred Stock's liquidation preference divided by the conversion price. Each share of Series A Convertible Preferred Stock has a liquidation preference equal to $1,000 plus accrued but unpaid dividends and an initial conversion price of $1.675, subject to anti-dilution adjustment. The contingent warrants are exercisable only to the extent that warrants held by entities other than the Investors are exercised, at an exercise price equivalent to those entities and each contingent warrant expires shortly after the warrant which it tracks expires. The Series A Convertible Preferred Stock and the contingent warrants were exempt from registration under Section 4(2) of the Securities Act of 1933.


                                      (17)

         On June 8, 1999 the Company issued six warrants to purchase up to an aggregate of 20,000 shares of Common Stock of the Company to affiliates of Spencer Trask Securities, Inc. pursuant to the terms of the Engagement Letter dated November 6, 1998. The warrants, which expire in June 2004, allow the various holders to purchase shares of Common Stock of the Company at $2.67 per share. The warrants were exempt from registration under Section 4(2) of the Securities Act of 1933.

         Effective June 23, 1999 the Company granted to Michael R. Peevey an option to purchase up to 4,000 shares of Common Stock of the Company in compensation for services to be rendered to the Company as a consultant. The option, which will expire in June 2004, allows Michael R. Peevey to purchase Common Stock of the Company at $3.06 per share. The option was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on May 26, 1999. The following summarizes each matter voted upon at the meeting and the number of votes cast for or against and the number of abstentions.

1. As to the election of directors, the number of votes cast as to each nominee was as follows:

-------------------------------- ----------------------------- ----------------------------- --------------------
Nominee                          For                           Against                       Abstain
-------------------------------- ----------------------------- ----------------------------- --------------------
Lon. E. Bell                     2,292,103                     0                             7,992
-------------------------------- ----------------------------- ----------------------------- --------------------
Richard A. Weisbart              2,292,103                     0                             7,992
-------------------------------- ----------------------------- ----------------------------- --------------------
Roy A. Anderson                  2,292,103                     0                             7,992
-------------------------------- ----------------------------- ----------------------------- --------------------
John W. Clark                    2,292,103                     0                             7,992
-------------------------------- ----------------------------- ----------------------------- --------------------
Michael R. Peevey                2,292,103                     0                             7,992
-------------------------------- ----------------------------- ----------------------------- --------------------

2. As to approval of the transactions contemplated by the Securities Purchase Agreement, including the issuance of shares of Series A Convertible Preferred Stock and Contingent Warrants and the Investors' Rights Agreement:

-------------------------------- ----------------------------- ----------------------------- --------------------
For                              Against                       Abstain                       Broker Non-Votes
-------------------------------- ----------------------------- ----------------------------- --------------------
1,257,201                        28,188                        6,580                         1,008,126
-------------------------------- ----------------------------- ----------------------------- --------------------

3. As to approval of the exchange of Amerigon's shares in its Electrical Vehicle subsidiary for the shares of Class B Common Stock held by Dr. Lon Bell pursuant to the Share Exchange Agreement:

-------------------------------- ----------------------------- ----------------------------- ---------------------
For                              Against                       Abstain                       Broker Non-Votes
-------------------------------- ----------------------------- ----------------------------- ---------------------
554,837                          39,949                        7,540                         1,008,126
-------------------------------- ----------------------------- ----------------------------- ---------------------


                                      (18)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3.1      Articles of Incorporation, as amended

         3.2 Certificate of Determination of Preferences of Rights, Preferences and Privileges of The Series A Preferred Stock of Amerigon Incorporated

         10.1     Investors' Rights Agreement (1)

         27.      Financial Data Schedule

         (b)      Reports on Form 8-K

         1. Current Report on Form 8-K, event date June 8, 1999 (items 1 and 7).


----------------------------

(1) Incorporated by reference to exhibit 5.2 on the Company's Current Report on Form 8-K, event date June 8, 1999.


                                      (19)

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


                                    Amerigon Incorporated
                                    ---------------------
                                    Registrant




Date: August 13, 1999               /s/ Richard A. Weisbart
                                    -------------------------------
                                    Richard A. Weisbart
                                    Chief Executive Officer



                                    /s/ Sandra L. Grouf
                                    -------------------------------
                                    Sandra L. Grouf
                                    Controller
                                    (Principal Accounting Officer)


                                      (20)