Form 10-Q
period 1999-09-30
AMERIGON INC
filed 1999-11-15
CIK 903129

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   At October 26, 1999 the registrant had 1,910,089 shares of Class A Common Stock, no par value; and 9,000 shares of Convertible Preferred Stock, no par value, issued and outstanding.

                              AMERIGON INCORPORATED

                                TABLE OF CONTENTS

Part I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheet                                                                          3

                  Statement of Operations                                                                4

                  Statement of Cash Flows                                                                5

                  Notes to Unaudited Financial Statements                                                6

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                       11

     Item 3.      Quantitative and Qualitative Disclosures About                                        16
                    Market Risk

Part II           OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                                                      17

     Signature                                                                                          18


PART 1
                                    ITEM 1.
                              FINANCIAL STATEMENTS

                             AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEET
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                             December 31,  September 30,
                               ASSETS                                            1998         1999
                                                                             ------------  -------------
Current Assets:
    Cash & cash equivalents                                                    $  1,667    $  2,253
    Short-term investments                                                         --         1,854
    Accounts receivable less allowance of $101 and $42, respectively                174         202
    Inventory                                                                       105         488
    Prepaid expenses and other assets                                               136         186
                                                                             ------------  -------------
          Total current assets                                                    2,082       4,983

Property and equipment, net                                                         562       1,120
                                                                             ------------  -------------
          Total Assets                                                         $  2,644    $  6,103
                                                                             ------------  -------------
                                                                             ------------  -------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
    Accounts payable                                                           $    363    $    781
    Deferred revenue                                                                 44        --
    Accrued liabilities                                                             485         366
                                                                             ------------  -------------
          Total current liabilities                                                 892       1,147

Long term portion of capital lease                                                   26          12
                                                                             ------------  -------------
Shareholders' Equity:
    Convertible Preferred Stock;
          Series A - no par value; 9,000 shares authorized,
             none and 9,000 issued and outstanding at
             December 31, 1998 and September 30, 1999                              --         8,267
    Common stock;
          Class A - no par value; 20,000 shares authorized,
             1,910 issued and outstanding at
             December 31, 1998 and September 30, 1999                            28,149      28,149
    Contributed capital                                                           9,882      10,031
    Deficit accumulated during development stage                                (36,305)    (41,503)
                                                                             ------------  -------------
          Total shareholders' equity                                              1,726       4,944

          Total Liabilities and Shareholders' Equity                           $  2,644    $  6,103
                                                                             ------------  -------------
                                                                             ------------  -------------


          See accompanying notes to the condensed financial statements

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                                        FROM
                                                                                                                   APRIL 23, 1991
                                                             THREE MONTHS ENDED              NINE MONTHS ENDED       (INCEPTION)
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,       TO SEPTEMBER 30,
                                                             1998            1999           1998            1999        1999
                                                          -------          -------        -------         -------  ----------------
Revenues:
         Product                                              $11             $20            $18             $47             $65
         Development contracts and
           related grants                                     273              82            585             467           4,988
         Grants                                                 -               -              -               -           2,572
                                                          -------         -------        -------         -------        --------
             Total revenues                                   284             102            603             514           7,625

Costs and expenses:
         Product                                               13             178             48             221             269
         Direct development contract
           and related grant costs                            361             409            953           1,295          17,164
         Direct grant costs                                     -               -              -               -           1,980
         Research and development                             650             670          1,753           1,677           3,874
         Selling, general and administrative,
           Including reimbursable expense                     885             924          2,842           2,524          21,189
                                                          -------         -------        -------         -------        --------
             Total costs and expenses                       1,909           2,181          5,596           5,717          44,476
                                                          -------         -------        -------         -------        --------
Operating Loss                                             (1,625)         (2,079)        (4,993)         (5,203)        (36,851)

Interest income                                                47              84            221             101           1,400
Interest expense                                                -               -              -             (76)           (377)
Gain on disposal of assets                                    (29)              -             20               -           2,363
                                                          -------         -------        -------         -------        --------
Net loss from continuing operations and
      before extraordinary item                           ($1,607)        ($1,995)       ($4,752)        ($5,178)       ($33,465)

Loss from discontinued operations                            (108)              -           (495)            (19)         (7,698)
                                                          -------         -------        -------         -------        --------
Net loss before extraordinary item                         (1,715)         (1,995)        (5,247)         (5,197)        (41,163)

Extraordinary loss from extinguishment
             of indebtedness                                    -               -              -               -            (340)
                                                          -------         -------        -------         -------        --------
Net loss                                                  ($1,715)        ($1,995)       ($5,247)        ($5,197)       ($41,503)
                                                          -------         -------        -------         -------        --------
                                                          -------         -------        -------         -------        --------
Net loss available to common shareholders                 ($1,715)        ($1,995)       ($5,247)        ($5,264)
                                                          -------         -------        -------         -------
                                                          -------         -------        -------         -------
Basic and diluted net loss per share:
     Loss from continuing operations                       ($0.84)         ($1.04)        ($2.49)         ($2.75)
     Discontinued operations                               ($0.06)          $0.00         ($0.26)         ($0.01)
                                                          -------         -------        -------         -------
     Available to common shareholders                      ($0.90)         ($1.04)        ($2.75)         ($2.76)
                                                          -------         -------        -------         -------
                                                          -------         -------        -------         -------
Weighted average number of shares outstanding               1,910           1,910          1,910           1,910
                                                          -------         -------        -------         -------
                                                          -------         -------        -------         -------


          See accompanying notes to the condensed financial statements

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       From
                                                                                                  April 23, 1991
                                                                                Nine Months       (inception) to
                                                                            Ending September 30,  September 30,
                                                                             1998        1999          1999
                                                                          ---------   ----------  -------------
Operating Activities:
     Net Loss                                                             ($ 5,247)   ($ 5,197)   ($41,503)
     Adjustments to reconcile net loss to cash used in
          operating activities:
     Loss from discontinued operations                                         495          19       7,698
     Depreciation and amortization                                             397         287       1,943
     Provision for doubtful accounts                                          --           (59)        152
     Stock option compensation                                                --          --           712
     Gain from sale of assets                                                  (33)       --        (2,363)
     Contributed capital-founders' services without
          cash compensation                                                   --          --           300
     Change in operating assets and liabilities:
          Accounts receivable                                                   93          31        (354)
          Inventory                                                            (86)       (383)       (508)
          Prepaid expenses and other assets                                     86         (50)       (186)
          Accounts payable                                                    (408)        418         434
          Deferred revenue                                                     (54)        (44)       --
          Accrued liabilities                                                  (20)       (119)        431
                                                                          ---------   ----------  -------------
       Net cash (used in) operating activities of continuing operations     (4,777)     (5,097)    (33,244)
                                                                          ---------   ----------  -------------
Investing Activities:
     Purchase of property and equipment                                       (447)       (784)     (2,979)
     Proceeds from sale of assets                                             --          --         2,800
     Receivable from sale of assets                                          1,000        --        (1,000)
     Proceeds from receivable from sale of assets                             --          --           971
     Short term investments purchased                                         --        (1,854)     (1,854)
     Short term investments sold                                             2,400        --          --
                                                                          ---------   ----------  -------------
        Net cash (used in) provided by investment activities of
                   continuing operations                                     2,953      (2,638)     (2,062)
                                                                          ---------   ----------  -------------
Financing Activities:
     Proceeds sales of preferred stock units, net                             --         8,267       8,267
     Proceeds sale of common stock units, net                                 --          --        34,772
     Proceeds from exercise of stock options                                  --          --           160
     Repurchase of common stock                                               --          --           (15)
     Borrowing under line of credit                                           --          --         6,280
     Repayment of line of credit                                              --          --        (6,280)
     Repayment of capital lease                                                 (8)        (15)       (117)
     Proceeds from Bridge Financing                                           --         1,200       4,200
     Repayment of Bridge Financing                                            --        (1,200)     (4,200)
     Proceeds of notes payable to shareholder                                 --          --           450
     Repayment of notes payable to shareholder                                --          --          (450)
     Contributed to capital                                                   --            88       2,190
                                                                          ---------   ----------  -------------
          Net cash (used in) provided by financing activities of
               continuing operations                                            (8)      8,340      45,257
                                                                          ---------   ----------  -------------
          Cash used in discontinued operations                                (495)        (19)     (7,698)
                                                                          ---------   ----------  -------------
             Net (decrease) increase in cash and cash equivalents           (2,327)        586       2,253
                                                                          ---------   ----------  -------------
           Cash and cash equivalents at beginning of period                  6,037       1,667        --
                                                                          ---------   ----------  -------------
           Cash and cash equivalents at end of period                     $  3,710    $  2,253    $  2,253
                                                                          ---------   ----------  -------------
                                                                          ---------   ----------  -------------

          See accompanying notes to the condensed financial statements

                              AMERIGON INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY:

         Amerigon Incorporated (the "Company") is in the business of developing and manufacturing vehicle components for automotive original equipment manufacturers ("OEMs"). The Company was incorporated in California on April 23, 1991 as a research and development entity focused on creating electric vehicles ("EV"). During 1998, the Company decided to suspend funding activities associated with EV and directed its resources to developing and commercializing the Climate Control Seat ("CCS-TM-") and Radar for Maneuvering and Safety ("AmeriGard-TM-"), which are both products of the Company's research. On May 26, 1999, the shareholders of the Company voted to discontinue EV operations. As a result, the Company is now principally positioned to bring to market the CCS and AmeriGard product lines and accordingly has incurred significant sales and marketing, prototype and engineering expenses to gain orders for production vehicles.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF CERTAIN ACCOUNTING POLICIES:

         The accompanying financial statements as of September 30, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - EV SUBSIDIARY

         On March 23, 1999, the Company's Board of Directors agreed to form a subsidiary to hold the Company's EV operations. Pursuant to discussions held among the Company's Board of Directors and Dr. Bell, Vice Chairman of the Board and a significant shareholder of the Company, the Company agreed to sell to Dr. Bell a 15% interest in the EV subsidiary for $88,000. On March 29, 1999, the 15% was sold to Dr. Bell and was reflected as contributed capital.

         On May 26, 1999, the shareholders voted to sell the remaining interest, 85%, of the EV subsidiary to Dr. Bell in exchange for all of his Class B Common Stock (see Note 6). The financial statements of the Company have been reclassified to reflect the dispositions of the EV operations as a discontinued operation. Accordingly, the revenues, costs and expenses, and cash flows of the EV operations have been excluded from the respective captions in the Statements of Operations and Statements of Cash Flows. The results of the EV operations have been reported separately as discontinued operations in such statements. The EV related assets were nil at December 31, 1998 and September 30,1999 and sales were nil for the three and nine months ended September 30, 1999 and 1998.

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

LIQUIDATION PREFERENCE

         Upon liquidation, dissolution or winding up of Amerigon, each share of Series A Convertible Preferred Stock is entitled to a liquidation preference of $1,000 plus 7% of the original issue price ($1,000) annually for up to four years after issuance plus any declared but unpaid dividends in priority to any distribution to the Class A Common Stock, which will receive the remaining assets of Amerigon. On September 30, 1999, the liquidation preference was $9,000,000.

REDEMPTION

         On or after January 1, 2003, if the closing price of the Class A Common Stock for the past 60 days has been at least four times the then Conversion Price ($1.675 per share at September 30, 1999), Amerigon may redeem the Series A Convertible Preferred Stock for an amount equal to the liquidation preference.

NOTE 6 - NET LOSS PER SHARE

         The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Because their effects are anti-dilutive, net loss per share for the periods ended September 30, 1998 and 1999 do not include the effect of:


                                              Three and Nine Months Ended
                                                     September 30,
                                              ----------------------------
                                                1998                1999
                                              ---------         ----------
Stock options outstanding for:
     1993 Stock Option Plan                     92,976             77,147
     1997 Stock Option Plan                    114,334            777,934
      (as amended)

Options granted by Lon Bell
     to directors and officers                 118,422             17,058

Warrants to purchase outstanding
     shares of Class A Common Stock          1,471,751          2,731,565

Series A Preferred Stock                          --            5,373,134
                                             ----------         ----------
Total                                        1,797,483          8,976,838
                                             ----------         ----------


NOTE 7 - SEGMENT REPORTING

         The following tables present segment information about the reported revenues and operating loss of Amerigon for the three and nine months ended September 30, 1998 and 1999 (in thousands). Asset information by reportable segment is not reported since management does not produce such information.


For The Three Months Ended                    Climate Control Seats           Radar    Reconciling  Items      As Reported
September 30,
------------------------------                ---------------------          ------    -------------------     -----------
1998
      Revenue                                                   $94           $190                 $ -               $284
      Operating Profit (Loss)                                  (771)            31                 1 (885)         (1,625)
1999
      Revenue                                                   102              -                      -             102
      Operating Profit (Loss)                                  (924)          (231)                1 (924)         (2,079)

-----------------------------
(1) Represents selling, general and administrative costs of $803,000 and $867,000, respectively, and depreciation expense of $82,000 and $57,000, respectively, for the three months ended September 30, 1998 and 1999.


For The Nine Months Ended                     Climate Control Seats       Radar       Reconciling Items      As Reported
September 30,
----------------------------------            ----------------------      --------    ------------------     ------------
1998
      Revenue                                                  $333          $270                   $ -             $603
      Operating Profit (Loss)                                (1,865)         (286)             1 (2,842)          (4,993)
1999
      Revenue                                                   415            99                     -              514
      Operating Profit (Loss)                                (2,138)         (541)             1 (2,524)          (5,203)

----------------------------------
(1) Represents selling, general and administrative costs of $2,596,000 and $2,355,000, respectively, and depreciation expense of $246,000 and $169,000, respectively, for the nine months ended September 30, 1998 and 1999.

Revenue information by geographic area (in thousands);


                                              Three Months Ended September 30,          Nine months Ended September 30,
                                                  1998                  1999                  1998                 1999
                                            -----------------------------------         -------------------------------
United States - Commercial                        $ 25                  $ 35                  $ 47                 $127
United States - Government                          80                     -                   104                   99
Asia                                               128                    67                   387                  170
Europe                                              51                     -                    65                  118
                                                -------                -------              --------             --------
Total Revenues                                    $284                  $102                  $603                 $514
                                                -------                -------              --------             --------
                                                -------                -------              --------             --------


For the three months ended September 30, 1998, two foreign customers represented 23% and 28% of the Company's sales. For the three months ended September 30, 1999, one foreign customer represented 51% of the Company's sales. For the nine months ended September 30, 1998, one foreign customer represented 39% of the Company's sales. For the nine months ended September 30, 1999, two foreign customers represented 30% and 22% of the Company's sales.

PART 1

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Amerigon Incorporated (the "Company") is in the business of developing and manufacturing vehicle components for automotive original equipment manufacturers ("OEMs"). The Company was incorporated in California on April 23, 1991 as a research and development entity focused on creating electric vehicles ("EV"). During 1998, the Company decided to suspend funding activities associated with EV and directed its resources to developing and commercializing the Climate Control Seat ("CCS-TM-") and Radar for Maneuvering and Safety ("AmeriGard-TM-"), which are both products of the Company's research. On May 26, 1999, the shareholders of the Company voted to discontinue EV operations. As a result, the Company is now principally positioned to bring to market the CCS and AmeriGard product lines and accordingly has incurred significant sales and marketing, prototype and engineering expenses to gain orders for production vehicles.

         AUTO INDUSTRY. The Company is now operating as a supplier to the auto industry. Inherent in this market are costs and expenses well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to the OEM requiring the coordination and testing of proposed new components and sub-systems. Revenues from these expenditures may not be realized for 2 to 3 years as the OEMs tend to group new components and enhancements into annual or every 2 to 3 year vehicle model introductions.

RESULTS OF OPERATIONS

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

         REVENUES. Revenues for the three months ended September 30, 1999 ("Third Quarter 1999") were $102,000 as compared with revenues of $284,000 in the three months ended September 30, 1998 ("Third Quarter 1998"). The decrease in revenues was due primarily to the decrease in development programs associated with the AmeriGard system. This decrease was slightly offset by increased sales of the Company's CCS units. The Company anticipates increased product revenues as it begins shipment of its CCS units to Johnson Controls Incorporated in the Fourth Quarter 1999.

         PRODUCT COSTS. Product costs increased from $13,000 in the Third Quarter 1998 to $178,000 in the Third Quarter 1999. During Third Quarter 1999, the Company continued to incur costs related to the ramp-up of production of the Company's CCS units which are anticipated to be shipped in mass-volumes starting in the Fourth Quarter 1999. The Company anticipates product costs to increase in absolute dollars while decreasing as a percentage of revenue.

         DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs incurred in the Third Quarter 1999 were $409,000 compared to $361,000 in the Third Quarter 1998. This is primarily due to the costs incurred in conjunction with the pre-production of the Climate Control Systems for a major automotive supplier which is anticipated to be in production by mid 2000.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $670,000 in Third Quarter 1999 from $650,000 in Third Quarter 1998. The increase was primarily due to an increase in computer aided design services related to various CCS platforms somewhat offset by a decrease in prototype tooling associated with the CCS systems.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased to $924,000 in Third Quarter 1999 compared to $885,000 in Third Quarter 1998. The change was due to the increase in liability insurance premiums and outside services/consultants in the Third Quarter 1999. The Company expects SG&A expenses to increase as it hires additional employees in connection with the development of Radar products and the commencement of production and marketing of CCS systems.

         INTEREST INCOME. Net interest income in 1999 increased due to increased cash balances provided by the Financing (see note 5) on June 8, 1999.

NINE MONTHS 1999 COMPARED WITH NINE MONTHS 1998

         REVENUES. Revenues for the nine months ended September 30, 1999 ("1999") were $514,000 as compared with revenues of $603,000 in the nine months ended September 30, 1998 ("1998"). The change was due to a decrease in revenues generated by the direct development contracts associated with the Radar program of $118,000 somewhat offset by the increase in product shipments for the Climate Control Seat program of $29,000.

         PRODUCT COSTS. Product costs increased from $48,000 in 1998 to $221,000 in 1999. During 1999, the Company continued to incur costs related to the ramp-up of production of the Company's CCS units which are anticipated to be shipped in mass-volumes starting in the Fourth Quarter 1999. The Company anticipates product costs to increase in absolute dollars while decreasing as a percentage of revenue.

         DIRECT DEVELOPMENT CONTRACT AND RELATED GRANT COSTS. Direct development contract and related grant costs increased to $1,295,000 in 1999 from $953,000 in 1998. This is primarily due to the costs incurred in conjunction with the pre-production of the Climate Control Systems for a major automotive supplier which are anticipated to be in production by mid 2000.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $1,677,000 in 1999 from $1,753,000 in 1998. The decrease was due to the Company's shift of emphasis from research and development to direct development contracts and pre-production efforts associated with the anticipated contracts with Climate Control Seats.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased to $2,524,000 in 1999 compared to $2,842,000 in 1998. The change was due to a decrease in recruiting expenses and other outside services/consultants in 1999. The Company expects SG&A expenses to increase as it hires additional employees in connection with the development of Radar products and the commencement of production and marketing of Climate Control Seats.

         INTEREST INCOME. Net interest income in 1999 decreased to $25,000 due to a decline in cash balances before the 1999 Financing (see note 5). The Company also incurred interest expense of $14,000 as a result of a bridge loan of $1,200,000 and $62,000 associated with the amortization of deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had working capital of $3,836,000. On June 8, 1999 the Company completed a financing (the "1999 Financing") with an investor group pursuant to which the Company sold 9,000 shares of Series A Convertible Preferred Stock for $9,000,000. The Preferred Stock is convertible into Class A Common Stock. In addition, the Company issued warrants to purchase up to 1,214,814 shares of Class A Common Stock. The warrants are exercisable only to the extent certain other warrants to purchase Class A Common Stock are exercised and then only in an amount that will enable the Investors to maintain the same percentage interest in the Company that they have in the Company after the initial investment on a fully converted basis. This transaction was approved by the shareholders at the 1999 Annual Meeting.

          The Company's principal sources of operating capital have been the proceeds of its various financing transactions and, to a lesser extent, revenues from grants, development contracts and sale of prototypes to customers.

         The Company has entered into a production contract with Johnson Controls Incorporated for Climate Control Seats with the initial shipments anticipated in the Fourth Quarter of 1999. The Company has spent to date $1,676,000 for tooling, equipment and materials related to this contract. The Company expects to spend an additional $296,000 for tooling, equipment and materials for this product line in the Fourth Quarter of 1999. These expenses have been offset by reimbursements of $159,000 from Johnson Controls, to date. Additionally, the Company has been building inventory in anticipation of the program launching which has reduced the Company's cash balance.

         Cash and cash equivalents increased by $586,000 in 1999 primarily due to the cash raised by the 1999 Financing offset by the cash used in operating activities of $5,097,000, which was mainly attributable to the net loss of $5,178,000 before loss from discontinued operations of $19,000 associated with the electric vehicle program. Investing activities used $2,638,000 as the Company made short term investments in government securities of $1,854,000 and purchased production equipment and tooling of $784,000. Financing activities provided $8,340,000 due primarily to $8,267,000 from net proceeds of the 1999 Financing.

         Until the Company is selling units in the automotive market with an appropriate margin and volume, the Company expects to incur losses for the foreseeable future. Even with the anticipation of volume production for a model 2000 luxury SUV platform, the revenue generated from the initial orders will not be sufficient to meet the Company's operating needs. The Company will need to raise additional cash from financing sources before the Company can achieve profitability from its operations. There can be no assurance that profitability can be achieved in the future. Although the

Company has begun limited production on its Climate Control Seat product, larger orders for the seat product and the ability to begin production on the AmeriGard product will require significant expenses for tooling and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing of these products. The Company does not intend to pursue any more significant grants or development contracts to fund operations and therefore is highly dependent on its current working capital sources. Future financing will be required and there can be no assurance that additional financing will be available in the future or that it will be available on favorable terms.

IMPACT OF YEAR 2000

     The Company has implemented a comprehensive Year 2000 ("Y2K") initiative to identify and address issues associated with the Year 2000. A team of internal staff is managing the initiative with the assistance of some outside consultants. The team's activities are designed to ensure that there are no material adverse effects of the Company.

     The Company has completed the assessment phase of its internal information services computer systems associated with the Year 2000. In response to this assessment, the Company has modified, upgraded or replaced portions of its software and hardware so that these computer systems will function properly with respect to dates in the year 2000 and thereafter. To date, the Company has completed upgrading and testing all of the affected internal computer systems related to its information and non-information technology systems used in product development, engineering, manufacturing and facilities.

     The Company is also working with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to address Y2K issues where their systems interface with the Company's systems or otherwise impact its operations. The Company has communicated in writing with all of its principal suppliers to confirm their status in regards to Y2K issues. The Company has assessed the extent to which its operations are vulnerable should those organizations fail to properly remedy their computer systems. The Company does not anticipate that potential Y2K issues at the customer level will have a material adverse effect on its ability to conduct normal business.

     While the Company believes its efforts have been adequate to address its Y2K concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company. Therefore, the Company will continue to monitor Year 2000 issues throughout the remainder of 1999 and into 2000 to ensure that any additional or previously unidentified issues are properly addressed. The Company has not identified a need to develop an extensive contingency plan for non-remediation issues at this time. The need for such a plan is evaluated on an ongoing basis as part of the Company's overall Year 2000 initiative.

     Based on the Company's assessment to date, the costs of the Year 2000 initiative (which are expensed as incurred) have been approximately $20,000.

     The cost of the project and the date on which the Company completed its Year 2000 initiative are based on management's best estimate, according to information available through the Company's assessments to date. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the retention of these professions, the ability to locate and correct all relevant computer codes, and similar uncertainties. At present, the Company has not experienced any significant problems in these areas.

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

PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                       10.01 Amendment to the Amerigon Incorporated 1997 Stock Option Plan

                       27     Financial Data Schedule

                  (b)  Reports on Form 8-K

                  none







----------------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMERIGON INCORPORATED
                                   Registrant




Date: November 12, 1999            /s/ Richard A. Weisbart
                                   --------------------------------------------
                                   Richard A. Weisbart
                                   Chief Executive Officer



                                   /s/ Sandra L. Grouf
                                   --------------------------------------------
                                   Sandra L. Grouf
                                   Controller
                                   (Principal Accounting Officer)