Form 10-K
period 1999-12-31
AMERIGON INC
filed 2000-03-30
CIK 903129

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  [FEE REQUIRED]

                  For the fiscal year ended December 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
  [NO FEE REQUIRED]

                      For the transition period from  to
                        Commission file number 0-21810

                             ---------------------

                             AMERIGON INCORPORATED
            (Exact name of registrant as specified in its charter)

                  California             95-4318554
   -------------------------------   -------------------
                                      (I.R.S. Employer
   (State or other jurisdiction of   Identification No.)
   incorporation or organization)

       5462 Irwindale Avenue,
        Irwindale, California            91706-2058
   -------------------------------   -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of March 9, 2000, was $35,814,169 (For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

At March 9, 2000, the registrant had issued and outstanding 1,910,089 shares of Class A Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE.

  Portions of the registrant's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into
Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             AMERIGON INCORPORATED

ITEM 1. BUSINESS

General

  Amerigon Incorporated (the "Company") is a developer, marketer and manufacturer of proprietary high technology electronic components and systems for sale to car and truck original equipment manufacturers ("OEMs"). The Company is currently focusing the majority of its efforts on the introduction of its primary product, a Climate Control Seat(TM) ("CCS(TM)") which provides year round comfort by providing both heating and cooling to seat occupants. The Company recently began shipping the CCS product to Johnson Controls, Inc. ("JCI"), a worldwide automotive seat supplier. In November 1999, JCI began supplying the Lincoln Mercury Division of Ford Motor Company ("Ford") with the Company's CCS product for installation in the 2000 model year Lincoln Navigator SUV.

  Additionally, the Company has a product still under development. The AmeriGuard(TM) radar-based speed and distance sensor system alerts drivers to the presence of objects near the vehicle.

Financial Information About Industry Segments

  The Company's business segment information is incorporated herein by reference from Note 16 of the Company's financial statements and related financial information indexed on page F-1 of this report and incorporated by reference into this report.

Business Strategy

  The Company's strategy is to build upon the existing relationships with automobile manufacturers and their suppliers currently in place and to become the leading provider of climate controlled seating to the automotive marketplace. Key elements of the Company strategy include:

  . Increasing market penetration with global automotive companies.

  . Continuing to partner with major automotive seat companies.

  . Completing the next generation of the CCS technology.

  . Continuing to expand its intellectual property.

Products

Climate Control Seat System

  The Company's CCS system utilizes a combination of an exclusive license of patented technology and three of the Company's own patents to manufacture a system to actively manage the seat surface temperature to enhance the year round temperature comfort of automobile passengers. The CCS uses small thermoelectric heat pumps, which are solid-state electronic devices, which generate heat or cooling depending upon the polarity of the current applied to the circuit.

  This thermoelectric device is the heart of a compact heat pump built by the Company. Air is forced through the heat pump and thermally conditioned based upon the switch input from the occupant. The conditioned air is then circulated utilizing ducts in the seat to provide temperature comfort for the occupant. Each seat has individual electronic controls to adjust the level of heating or cooling. The CCS uses substantially less energy than conventional air conditioners by focusing the cooling directly on the passengers through the seat, rather than cooling the entire ambient air volume and the interior surfaces of the vehicle.

  In the past two years, the Company has supplied prototype seats containing its CCS system to virtually every major automobile manufacturer and seat supplier. The Company was selected by Ford to supply the CCS product to JCI for installation in the 2000 model year Lincoln Navigator SUV. Approximately 47,000 Lincoln Navigators were produced in the 1998 calendar year. The CCS product is being offered as an optional feature on this vehicle, replacing the traditional seat heater. Initial production shipments to JCI commenced in late November 1999. The Company is also in final pre-production preparation to supply its CCS products to a major Japanese automotive manufacturer for installation in a 2001 model year luxury vehicle. The Company is working with many other automotive OEMs and their seat suppliers in an effort to have the CCS product included in other models commencing with the 2002 model year and beyond. The Company currently has active development programs on other vehicle platforms, but no assurance can be given that its CCS system will be implemented in any of these vehicles.

  On March 27, 2000, the Company entered into a Value Participation Agreement ("VPA") with the Ford Motor Company ("Ford"). Pursuant to the VPA, Ford agreed that, through December 31, 2004, the Company has the exclusive right to manufacture and supply CCS units to Ford's tier 1 suppliers for installation in Ford, Lincoln and Mercury branded vehicles produced and sold in North America (other than Ford branded vehicles produced by Auto Alliance, Inc.). Ford is not obligated to purchase any CCS units under the VPA.

  The CCS product has reached the stage where it can be mass-produced for a particular OEM. However, since each vehicle's seats are not the same, the Company must tailor its CCS components to meet each seat design. If an OEM wishes to integrate the CCS unit into a seat, it will provide the Company with one of its automotive seats to be modified so that a CCS unit may be installed as a prototype. The seat is then returned to the OEM for evaluation and testing. If the OEM accepts the product, a program can then be launched to put the CCS in a particular model on a production basis, but it normally takes one to two years from the time an OEM decides to include the CCS in a car model to actual volume production for that model vehicle. During that process, the Company derives minimal revenue from prototype sales and development contracts but generally obtains no significant revenue until volume production begins.

Radar for Maneuvering Applications

  Several automotive OEMs are now offering ultrasonic or infrared laser distance sensors for parking aids and there are infrared and radar sensors being used for adaptive cruise control. The Company believes that its radar technology offers superior performance to ultrasonic as defined by easier packaging, no styling impact and all-weather performance. Competitive products in the automotive industry have utilized ultrasonic and infrared sensors which require direct line of sight from the sensor to the target and infrared requires installation with optical lenses. The Company uses swept-range radar, which transmits millions of short radio impulses every second. The Company's system is designed to operate with a five-meter range from the perimeter of the vehicle. AmeriGuard radar is intended for precision parking, back-up warning, side object detection, lane change, and safety restraint. The Company's radar technology is less susceptible to environmental conditions, such as dirt, rain, fog or snow than ultrasonic and infrared sensors and can even penetrate plastic, allowing it to be mounted inside plastic bumpers or tail light assemblies.

  Between 400,000 and 500,000 heavy truck vehicles are produced globally each year. In addition, by Company estimates, there are four to five million heavy trucks in service globally. Each of these vehicles operates daily in tight maneuvering situations and could benefit significantly from back-up warning and side object warning systems. The Company has identified this global truck population to be its target market and is developing products to service these needs.

  The Company has applied its technology to develop demonstration prototypes of a back-up warning system (BWS) and a side object detector (SOD). The BWS is activated when the vehicle is put into reverse and detects objects behind the vehicle while providing an audible/visual signal to alert the driver. The SOD detects objects to the side of the vehicle when the driver attempts to turn or change lanes and emits an audible warning signal.

  On April 2, 1998, the Company entered into a joint research project with New Mexico State Highway and Transportation Department (NMSHTD) Research Bureau to evaluate the Company's radar for New Mexico's Highway Maintenance and Construction Departments. In the project, the Company's radar sensors were installed in heavy construction equipment used by the department. A special user interface was designed by the Company to warn vehicle operators if an object is behind the vehicle when it is in reverse. Detected objects included people, posts, vehicles, walls and other structures. Two phases of the three-phase project were successfully completed in 1998 and the NMSHTD Research Bureau approved the final phase of the project in December 1998. This final phase consists of 60 vehicles which have been equipped with back-up warning systems for extensive field test and evaluation. The NMSHTD operates a fleet of approximately 5,000 vehicles and successful completion of Phase III may result in the installation of the Company's radar product in some of those vehicles.

  The Company believes it has generated interest in its radar product from other State Departments of Transportation. Management believes there may be a market opportunity to equip trucks and heavy construction equipment with its radar product as an after-market item. In addition, management believes there is an opportunity to sell the radar product by including the product in systems manufactured by one or more truck lighting suppliers. The Company is currently working to obtain a development program with one of the leading suppliers of lighting systems for trucks and buses with a goal of integrating the Company's radar product into these lighting systems. Although the Company's radar technology could be adapted to passenger vehicles, given the lengthy time period from prototype to commercial sales to automotive OEMs, this is not a near term prospect. The Company believes that success in the heavy truck market will lead to automotive market interest.

  Considerable research and development will be required to develop this radar technology into finished products, including design and development of application software, antenna systems and production engineering to reduce costs and increase reliability. The Company expects that approximately $1,500,000 will be expended over the next year in development to bring the product to market. The Company does not expect to generate any significant revenue from its radar technology in the immediate future. No assurance can be given that the Company will be successful in reducing costs or increasing reliability or that the Company will be able to develop its radar technology into finished products.

Disposition of Electric Vehicle Operations

  The Company was originally founded to focus on advanced automotive technologies, including electric vehicles ("EV"). As a recipient of a number of federal and state government grants relating to the development of EV, the Company spent many years developing and conducting research on EV, and had research and development contracts with commercial companies relating to EV. The Company incurred substantial losses from EV activities, including significant cost overruns on an EV development contract. By December 31, 1997, the Company had completed substantially all work on its EV contracts.

  During 1997, the Company's Board of Directors decided to focus primarily on the CCS and AmeriGuard radar products. After trying and failing to obtain either a strategic partner who would provide financing for an EV joint venture, or a purchaser for its EV assets, the Board of Directors decided to suspend funding the EV program (effective August 1998) because it was generating continuing losses and utilizing resources that the Board felt would be better utilized in development of the CCS and radar products. In March 1999, the Board of Directors agreed to form a subsidiary to hold the Company's EV operations. The Company then sold to Dr. Lon Bell, a significant shareholder, officer and director of the Company, a 15% interest in the EV subsidiary for $88,000. In May 1999, the shareholders voted to sell the remaining interest, 85%, of the EV subsidiary to Dr. Bell in exchange for all of his Class B Common Stock.

Interactive Voice Systems (IVS(TM))

  In 1997, the Company entered into a joint venture agreement with Yazaki Corporation ("Yazaki") to develop and market the Company's voice activated navigation technology. Under the terms of the agreement, IVS, Inc. ("IVS(TM)") was created with Yazaki owning a majority interest in IVS and the Company owning a minority interest (16% on a fully diluted basis). The Company received $1,800,000 in cash and a note receivable for $1,000,000 in consideration for net assets related to the Company's voice interactive technology totaling approximately $89,000. In addition, the Company incurred costs of $348,000 associated with the sale. At the end of 1998, due to delays in product development, Yazaki decided to discontinue funding for the joint venture. The Company did not provide any further funds to continue IVS's operation in 1999. IVS declared bankruptcy on September 30, 1999.

Research and Development

  The Company's research and development activities are an essential component of the Company's efforts to develop future products for introduction in the marketplace. The Company's research and development activities are expensed as incurred. These expenses include direct expenses for wages, materials and services associated with development contracts, grant program activities, and the development of its products, excluding expenses associated with projects that are specifically funded by development contracts or grant agreements from customers (which are classified Development Contract Costs in the Company's Statements of Operations). Research and development expenses do not include any portion of general and administrative expenses.

  The Company continues to do additional research and development to advance the design of the CCS product with the goal of making the unit less complex, easier to package and less expensive to manufacture and install. There can be no assurance that this development program will result in improved products. A patent application has been approved (but a patent has not yet been issued) for a modified version of the CCS.

  Research and development expenses for the Company's CCS technology include not only development of next generation technologies but also application engineering, which is engineering to adapt its CCS components to meet the design criteria of a particular vehicle's seat. Each vehicle's seats are not the same and each has different configuration requirements. The costs incurred in this adaptation process are accounted for as research and development expense.

  The total amounts spent for research and development activities in the year ended December 31, 1999, 1998 and 1997 were $2,478,000, $3,202,000 and
$2,072,000, respectively. Included in these amounts for each of such periods were $43,000, $43,000 and $168,000, respectively, in payments for license rights to technology and minimum royalties. The Company's research and development expenses fluctuate significantly from period to period, due both to changing levels of research and development activity and changes in the amount of such activities that are covered by customer contracts or grants.

Marketing and Sales

  The Company is a second-tier supplier to car and truck OEMs. As such, the Company's marketing efforts are focused on car and truck OEMs and their direct, or tier 1, suppliers. The Company has not and does not expect to market directly to consumers. For the CCS system, the Company's strategy has been to convince the major automobile companies that the CCS is an attractive feature which will meet with consumer acceptance and which has favorable economics, including high gross margins to the OEM. The OEM then directs the Company to work with their seat supplier to incorporate the CCS into future seat designs. The Company also markets directly to the major domestic and foreign automotive seat suppliers.

  For the radar product, the Company's efforts are focused on truck lighting manufacturers as well as major truck fleet operators who may be interested in the Company's radar product as an after-market item. The Company does not use general advertising, but instead concentrates on direct contact with prospective customers and business partners.

  In the automotive components industry, products typically proceed through five stages of research and development before reaching commercialization. Initial research on the product concept comes first, in order to assess its technical feasibility and economic costs and benefits, and often includes the development of an internal prototype for the supplier's own evaluation of the product. If the product appears feasible, a functioning prototype or demonstration prototype is manufactured by the component supplier to demonstrate and test the features of the product. This prototype is then marketed to automotive companies to generate sales of evaluation prototypes for internal evaluation by the automobile manufacturer. If the automobile manufacturer demonstrates interest in the product after testing initial evaluation prototypes, it typically works with the component supplier to refine the product and then purchase second and subsequent generation engineering prototypes for further evaluation. Finally, the automobile manufacturer determines to either purchase the component for a production vehicle or terminate its interest in the component.

  The time required to progress through these five stages of commercialization varies widely. The most significant factor influencing the time required to complete the product sales cycle relates to the required level of integration of the component into other vehicle systems. Products that are installed by the factory generally require a medium amount of time for evaluation since other vehicle systems are affected and because a decision to introduce the product into the vehicle is not easily reversed. The CCS product has a moderate effect on other vehicle systems and is a factory-installed item. The Company's radar system could be sold as an after-market item or could be factory installed and, if the latter, would have a greater impact on other vehicle systems.

  The Company's ability to successfully market its CCS and radar products will in large part be dependent upon the willingness of automobile manufacturers and other OEMs to incur the substantial expense involved in the purchase and installation of its products and systems, and ultimately, upon the acceptance of these products by consumers. The Company should begin obtaining consumer feedback soon, as the CCS product has already been installed in model year 2000 Lincoln Navigator vehicles.

Manufacturing, Contractors and Suppliers

  The Company currently has limited manufacturing capacity for CCS systems. The Company intends to further develop its manufacturing capability in order to implement its business plan, control product quality and delivery, shorten product development cycle times, and protect and further develop proprietary technologies and processes. This capability is expected to be developed internally through the purchase of new equipment and the hiring of additional personnel. Management anticipates purchasing equipment for a second production line in March 2000 in anticipation of increased production for model year 2001 vehicles. There can be no assurance that the efforts to establish the Company's manufacturing operations for any of its products will not exceed estimated costs or take longer than expected or that other anticipated problems will not arise that will materially adversely affect the Company's operations, financial condition and/or business prospects.

  The Company relies on various vendors and suppliers for the components of its products. The Company expects that it will procure these components through purchase orders with no guaranteed supply arrangements. While the Company believes that there are a number of alternative sources for most of these components, certain components, including thermoelectric devices, are only available from a limited number of suppliers. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect the Company's business and operations. The inability to obtain an adequate supply of these thermoelectric devices could impact the Company's growth. The Company's business and operations could also be materially adversely affected by delays in deliveries from suppliers.

Proprietary Rights and Patents

  The Company has historically acquired existing technologies through licenses and joint development contracts in order to optimize its expenditure of capital and time, and sought to adapt and commercialize such technologies in automotive products which were suitable for mass production. The Company also developed new technologies or furthered the development of acquired technologies through internal research and development efforts by its engineers.

  The Company has adopted a policy of seeking to obtain, where practical, the exclusive rights to use technology related to its products through patents or licenses for proprietary technologies or processes. The Company currently has several license arrangements.

CCS

  Pursuant to an Option and License Agreement with Feher Design, Inc. ("Feher"), Feher has granted to the Company an exclusive worldwide license to use specific CCS technologies covered by three patents held by Feher. The license with respect to technology subject to a Feher patent expires upon the expiration of the Feher patent covering the relevant technology. The first of these three patents expires on November 17, 2008. As part of the agreement, all intellectual property developed by the Company related to variable temperature seats is owned by the Company but such licensor will have the right to license the Company's technology on a non-exclusive basis for use in products other than products intended for use in cars, trucks, buses, vans and recreational vehicles.

  In addition to the aforementioned license rights to the CCS technology, the Company holds three issued patents on a variable temperature seat climate control system. The Company also has one additional patent pending with respect to certain improvements to the CCS technology developed by the Company. The Company is aware that an unrelated party filed a patent application in Japan on March 30, 1992 with respect to technology similar to the CCS technology. However, to date, this application remains subject to examination and no patent has been issued to the party filing such application. If such patent were to issue and be upheld, it could have a material adverse effect upon the Company's intellectual property position in Japan.

Radar For Maneuvering and Applications

  Pursuant to a License Agreement with the Regents of the University of California (Lawrence Livermore National Laboratory) (the "Regents"), the Regents granted the Company a limited, exclusive license to use certain technology covered by patents held by the Regents in the following three passenger vehicle applications: intelligent cruise control, air bag crash systems, and position sensors. This license required the Company to achieve commercial sales of products by the end of 1998. Commercial sales were defined as sales of non-prototype products to at least one OEM. Since commercial sales volumes were not achieved, the exclusivity on the license has lapsed. Although the Company retains this license on a non-exclusive basis, other companies may also acquire rights to the license and develop products based on the technology.

  As of December 31, 1999, the Company also had two additional patents pending on its radar technology.

General

  Because of rapid technological developments in the automotive industry and the competitive nature of the market, the patent position of any component manufacturer is subject to uncertainties and may involve complex legal and factual issues. Consequently, although the Company either owns or has licenses to certain patents, and is currently processing several additional patent applications, it is possible that no patents will be issued from any pending applications. Claims allowed in any existing or future patents issued or licensed to the Company may be challenged, invalidated, or circumvented, and any rights granted under such patents may not provide adequate protection. There is an additional risk that the Company may be required to participate in interference proceedings to determine the priority of inventions or may be required to commence litigation to protect its rights, which could result in substantial costs.

  The Company's products may conflict with patents that have been or may be granted to competitors or others. Such other persons could bring legal actions claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Any such litigation could result in substantial cost to the Company and diversion of effort by its management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on its business. In addition, if the Company becomes involved in litigation, it could consume a substantial portion of its time and resources. However, the Company has not received any notice that its products infringe on the proprietary rights of third parties.

  The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality and non-disclosure agreements with employees, customers and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any such breach or that the trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to the Company's proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in the Company's favor. The Company may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost and diversion of effort by the Company's management and technical personnel. Additionally, with respect to licensed technology, there can be no assurance that the licensor of the technology will have the resources, financial or otherwise, or desire to defend against any challenges to the rights of such licensor to its patents.

  The enactment of the legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of 17 years from the date of grant. The new term of a United States patent will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of an automotive technology patent application is often more than three years, a 20-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact the Company's patent position. If this change results in a shorter period of patent coverage, the business could be adversely affected to the extent that the duration and/or level of the royalties the Company may be entitled to receive from a collaborative partner, if any, is based on the existence of a valid patent.

Competition

  The automotive components and systems business is highly competitive. The Company may experience competition directly from automobile manufacturers or other major suppliers, most of which have the capability to manufacture competing products. Many of the Company's existing and potential competitors have considerably greater financial and other resources than the Company, including, but not limited to, an established customer base, greater research and development capability, established manufacturing capability and greater marketing and sales resources. The Company also competes indirectly with related products that do not offer equivalent features to its products, but can substitute for its products, such as heated seats, ventilated seats and ultrasonic radar products. The Company believes that its products will compete on the basis of price, performance and quality.

CCS

  The Company is not aware of any competitors that are offering systems for both active heating and cooling of automotive car seats, although substantial competition exists for the supply of heated-only seats and several companies are offering a product which circulates ambient air through a seat without active cooling. In addition, Mercedes Benz and Saab offer options on certain new models which combine heated seats with circulation of ambient air. It is possible that competitors will be able to expand or modify their current products by adding a cooling function to their seats based upon a technology not covered by patented technology the Company owns or licenses. CCS competes indirectly with alternative methods of providing passenger climate control in a vehicle such as heating and air conditioning systems, which are currently available for almost all vehicles.

Radar for Maneuvering and Applications

  The potential market for automotive radar has attracted many automotive electronic companies who have developed a variety of radar technologies. Several automotive OEMs are now offering ultrasonic or infrared laser distance sensors for parking aids and there are infrared and radar sensors being used for adaptive cruise control. These companies have far greater technical, financial and other resources than the Company. While the Company believes that its licensed radar technology has competitive advantages which are protected by intellectual property rights in the applications the Company is developing, it is possible that the market will not accept radar products or that competitors will find ways to offer similar products without infringing on intellectual property rights.

Employees

  As of December 31, 1999, the Company had 65 employees and 3 outside contractors. None of the employees are subject to collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

Risks Relating to the Company's Business

Early Stage of Commercialization

  Although the Company began operations in 1991, the Company is only in the early stages of commercial manufacturing and marketing of its products. The Company originally focused its efforts on developing electric vehicles and other automotive systems. Because the electric vehicle market did not develop as rapidly as the Company anticipated, it substantially scaled back its efforts in that area beginning in 1997 and completely disposed of its electric vehicle business in June 1999 to focus completely on the CCS and AmeriGuard radar products. In December 1997, the Company received its first production order for the CCS product but shipments of production units in 1998 were minimal. The Company commenced initial production shipments to JCI in late November 1999 to supply its CCS product to JCI for installation in the 2000 model year Lincoln Navigator SUV. There can be no assurance that sales will significantly increase, or that the Company will become profitable.

Substantial Operating Losses Since Inception

  The Company has incurred substantial operating losses since its inception. As of December 31, 1999 and December 31, 1998, the Company has accumulated deficits since inception of $43,880,000 and $36,305,000, respectively. The accumulated deficits are attributable to the costs of developmental and other start-up activities, including the industrial design, development and marketing of its products and a significant loss incurred on a major electric vehicle development contract. Of the $23 million the Company spent between inception and 1996, $18 to $21 million of that amount was spent on electric vehicles or integrated voice technology, another discontinued product. As is typical for a development company transitioning for the first time into a production company, the Company has continued to incur losses due to continuing expenses without significant revenues or profit margins on the sale of products, and expects to incur significant losses for the foreseeable future.

Need for Additional Financing

  As is customary for a development stage company only now initiating production, the Company has experienced negative cash flow from operations since its inception and has expended, and expects to continue to expend, substantial funds to continue in its development and marketing efforts. In addition, as the CCS product now requires production in larger quantities, the Company will incur increased manufacturing costs. The Company has not generated and does not expect to generate in the near future sufficient revenues from the sales of its principal products to cover its operating expenses. The Company will require additional financing through bank borrowings, debt or equity financing or otherwise to finance its operations. No assurance can be given that such alternate funding sources can be obtained or will provide sufficient financing for the Company.

Dependence on Acceptance by Consumers; Market Competition

  The Company has engaged in a lengthy development process on the CCS product which involved developing a prototype for proof of concept and then adapting the basic system to actual seats provided by various automotive OEMs and their seat suppliers. In the last two years, the Company has supplied prototype seats containing its CCS system to virtually every major car manufacturer. As a result of this process, the Company has been selected by Ford to supply its CCS product to JCI for installation in the 2000 model year Lincoln Navigator SUV. The CCS product is being offered as an optional feature on this vehicle. The Company commenced initial production shipments to JCI in late November 1999. The Company is working with many other automotive OEMs and their seat suppliers in an effort to have the CCS product included in other models commencing with the 2002 model year and beyond. It currently has active development programs on nine other vehicle platforms, but no assurance can be given that the Company's CCS system will be implemented in any of these vehicles. Furthermore, there is no assurance that consumers will accept or desire this CCS product. This may prevent the CCS product from becoming a standard (as opposed to an optional) feature in vehicles and also may prevent other automotive OEMs from adopting this CCS product as an optional or standard feature for other models.

Dependence on Relationships with Third Parties

  The Company's ability to successfully market and manufacture its products is dependent on relationships with both third party suppliers and customers.

  The Company's success in marketing the CCS product is dependent on acceptance of the product by automotive OEMs and their seat suppliers. The CCS product is being offered as an optional feature on the 2000 model year Lincoln Navigator SUV and the Company is working with many other automotive OEMs and their seat suppliers in an effort to have the CCS product included in other models commencing with the 2001 model year and beyond. However, there is no assurance that automotive OEMs will accept this product.

  The Company relies on various vendors and suppliers for the components of the CCS product and procures these components through purchase orders, with no guaranteed supply arrangements. While the Company believes that there are a number of alternative sources for most of these components, certain components, including thermoelectric devices, are only available from a limited number of suppliers. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect the Company's business, operations and cash flows.

  In light of the lengthy sales cycles to automotive OEMs and recent successes with the Company's radar products in tests with trucks and heavy construction equipment, the Company has decided to focus its radar product in the truck and heavy construction equipment market rather than sales to automotive OEMs for passenger vehicles. The Company is currently working to obtain a development program with one of the world's leading suppliers of lighting systems for trucks and buses with a goal of integrating the Company's radar product into its lighting systems for heavy trucks. However, the Company does not yet have a commitment from this company and, in any event, the success of this approach will depend in part on the other party's own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and/or marketed by such party.

Limited Manufacturing Experience

  To date, the Company has been engaged in only limited manufacturing in small quantities, and there can be no assurance that the efforts to establish manufacturing operations for any of its products will not exceed estimated costs or take longer than expected or that other unanticipated problems will not arise which will materially adversely affect the Company's operations, financial condition and/or business prospects. Automobile manufacturers demand on-time delivery of quality products, and some have required the payment of substantial financial penalties for failure to deliver components to their plants on a timely basis. Such penalties, as well as costs to avoid them, such as working overtime and overnight air freighting parts that normally are shipped by other less expensive means of transportation, could have a material adverse effect on the Company's business and financial condition. Moreover, the inability to meet demand for the Company's products on a timely basis would materially adversely affect its reputation and prospects.

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

Time Lag from Prototype to Commercial Sales

  The sales cycle in the automotive components industry is lengthy and can be as long as five years or more for products that must be designed into a vehicle, since some companies take up to five years to design and develop a car. Even when selling parts that are neither safety-critical nor highly integrated into the vehicle, there are still many stages that an automotive supply company must go through before achieving commercial sales. The sales cycle is lengthy because an automobile manufacturer must develop a high degree of assurance that the products it buys will meet customer needs, interface as easily as possible with the other parts of a vehicle and with the automobile manufacturer's production and assembly process, and have minimal warranty, safety and service problems. As a result, from the time that an OEM develops a strong interest in the Company's CCS product, it normally will take several years before the CCS is available to consumers in that OEM's vehicles.

Radar Technology Still in Development Stage

  In contrast to CCS, which has begun commercial production, the Company's AmeriGuard product is still in a developmental stage. As with all development projects, the Board of Directors will monitor its progress and future prospects carefully. If the current test with the New Mexico Highway and Transportation Department is unsuccessful or the Company's efforts to obtain a development program with a supplier of truck lighting systems fail, the Board may reconsider its decision to continue development of the radar technology.

Competition; Possible Obsolescence of Technology

  The automotive component industry is subject to intense competition. Virtually all of the Company's competitors are substantially larger in size, have substantially greater financial, marketing and other resources than the Company, and have more extensive experience and records of successful operations than the Company. Competition extends to attracting and retaining qualified technical and marketing personnel. There can be no assurance that the Company will successfully differentiate its products from those of its competitors, that the marketplace will consider the Company's current or proposed products to be superior or even comparable to those of its competitors, or that it can succeed in establishing relationships with automobile manufacturers. Furthermore, no assurance can be given that the competitive pressures the Company faces will not adversely affect its financial performance. Due to the rapid pace of technological change, as with any technology-based product, the Company's products may be rendered obsolete by future developments in the industry. The Company's competitive position would be adversely affected if it was unable to anticipate such future developments and obtain access to the new technology.

Limited Protection of Patents and Proprietary Rights

  As of December 31, 1999, the Company owned three patents and had three patents pending. The Company is also the licensee of sixteen patents. The Company believes that patents and proprietary rights have been and will continue to be very important in enabling it to compete. There can be no assurance that any new patents will be granted or that the Company or its licensors' patents and proprietary rights will not be challenged or circumvented or will provide it with any meaningful competitive advantages or that any pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to the Company's licensors or itself. Failure to obtain patents in certain foreign countries may materially adversely affect the Company's ability to compete effectively in certain international markets. The Company is aware that an unrelated party filed a patent application in Japan on March 30, 1992 with respect to certain improvements to the CCS technology.

  The Company holds current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties and must continue to comply with these licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect the Company's business.

  The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality and non-disclosure agreements with employees, customers, suppliers and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any such breach or that its trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to the Company's proposed projects, disputes may arise as to the proprietary rights to such information which may not be resolved in the Company's favor. The Company may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and diversion of effort by its management and technical personnel. Additionally, with respect to licensed technology, there can be no assurance that the licensor of the technology will have the resources, financial or otherwise, or desire to defend against any challenges to the rights of such licensor to its patents.

Exclusive License on Heated and Cooled Seats; Non-Exclusive License on Radar Technology

  In 1997, the Company negotiated an exclusive license with the licensor of the CCS technology for the manufacture and sale of licensed products for installation or use in automobiles, trucks, buses, vans and recreational vehicles. As part of the agreement, all intellectual property developed by the Company related to variable temperature seats is owned by it but such licensor will have the right to license the Company's technology on a non-exclusive basis for use in products other than in products used in respect to cars, trucks, buses, vans and recreational vehicles.

  The Company's license from Lawrence Livermore National Laboratory (LLNL) for one type of radar technology became non-exclusive as of December 31, 1998. The lack of exclusivity means that the Company has reduced intellectual property protection for products developed based on this license and faces possible competition from other companies who can also acquire this license from LLNL.

Special Factors Applicable to the Automotive Industry in General

  Automotive customers typically reserve the right to unilaterally cancel contracts completely or to require unilateral price reductions. Although they generally reimburse companies for actual out-of-pocket costs incurred with respect to the particular contract up to the point of cancellation, these reimbursements typically do not cover costs associated with acquiring general purpose assets such as facilities and capital equipment, and may be subject to negotiation and substantial delays in receipts. Any unilateral cancellation of, or price reduction with respect to, any contract that the Company may obtain could reduce or eliminate any financial benefits anticipated from such contract and could have a material adverse effect on its financial condition and results of operations.

Dependence on Key Personnel; Need to Retain Technical Personnel

  The Company's success will depend to a large extent upon the continued contributions of Richard A. Weisbart, President and Chief Executive Officer, and Dr. Lon E. Bell. The Company has obtained key-person life insurance coverage in the amount of $2,000,000 on the life of Dr. Bell. The loss of the services of Dr. Bell, Mr. Weisbart or any of the Company's executive personnel could have a material adverse effect on the Company. The Company's success will also depend, in part, upon the Company's ability to retain qualified engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in the geographical area of the Company's business and the Company may not be successful in recruiting or retaining sufficient qualified personnel.

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

Potential Product Liability

  The Company's business will expose it to potential product liability risks which are inherent in the manufacturing, marketing and sale of automotive components. In particular, there may be substantial warranty and liability risks associated with its products. If available, product liability insurance generally is expensive. While the Company presently has $6,000,000 of product liability coverage with an additional $1,000,000 in product recall coverage, there can be no assurance that the Company will be able to obtain or maintain such insurance on acceptable terms with respect to other products it may develop, or that any insurance obtained will provide adequate protection against any potential liabilities. When and if high volume production begins, the Company expects to purchase additional insurance coverage. This is expected to occur with the current policy renewal period of May 1, 2000. In the event of a successful claim against it, a lack or insufficiency of insurance coverage could have a material adverse effect on the Company's business and operations.

Risk of Foreign Sales

  Many of the world's largest automotive OEMs are located in foreign countries. Accordingly, the Company's business is subject to many of the risks of international operations, including governmental controls, tariff restrictions, foreign currency fluctuations and currency control regulations. However, historically, substantially all of the Company's sales to foreign countries have been denominated in U.S. dollars. As such, the Company's historical net exposure to foreign currency fluctuations has not been material. No assurance can be given that future contracts will be denominated in U.S. dollars, however.

Risks Relating to Share Ownership

Controlling Shareholders

  On March 29, 1999, the Company entered into a Securities Purchase Agreement with Westar Capital II LLC ("Westar Capital II") and Big Beaver Investments LLC ("Big Beaver") (the "Investors") pursuant to which the Investors invested $9 million in Amerigon in return for 9,000 shares of Series A Preferred Stock (which are convertible into Class A Common Stock at an initial conversion price of $1.675 per common share) and Contingent Warrants. The Contingent Warrants are exercisable only to the extent certain other warrants to purchase Class A Common Stock are exercised, and then only to purchase a number of shares in proportion to the shares purchased by the exercise of such other warrants in an amount equal to the percentage interest in the Company that they had after the initial investment (on an as converted basis). In connection with this transaction, the Investors obtained the right to elect a majority of the Company's directors as well as rights of first refusal on future financing and registration rights. In addition, based upon the terms of the Series A Preferred Stock the last sales price as of the close of trading on December 31, 1999, the Investors have approximately 73.8% of the Company's common equity (on an as converted basis, excluding options and warrants).

Other Significant Shareholders

  As part of the VPA, the Company will grant to Ford warrants exercisable for Class A Common Shares. A warrant for the right to purchase 82,197 shares of Class A Common Stock at an exercise price of $2.75 per share was issued and fully vested on March 27, 2000. Additional warrants will be granted and vested based upon purchases by Ford of a specified number of CCS units in a given year throughout the length of the VPA. The exercise price of these additional warrants depends on when such warrants vest, with the exercise price increasing each year. If Ford does not achieve specific goals in any year, the VPA contains provisions for Ford to make up the shortfall in the next succeeding year. If Ford achieves all of the incentive levels required under the VPA, warrants will be granted and vested for an additional 986,364 shares of Class A Common Stock. The total number of shares subject to warrants which may become vested will be adjusted in certain circumstances for antidilution purposes, including an adjustment for equity issuances of up to $15 million on or before September 30, 2000, so that the percentage interest in the Company represented by the aggregate number of shares subject to warrants is not diluted by such issuances.

Fluctuations in Quarterly Results; Small "Float" and Possible Volatility of Stock Price

  The Company's quarterly operating results may fluctuate significantly in the future due to such factors as acceptance of the Company's product by OEMs and consumers, timing of its product introductions, availability and pricing of components from third parties, timing of orders, foreign currency exchange rates, technological changes and economic conditions, generally. Broad market fluctuations in the stock markets can, obviously, adversely affect the market price of the Class A Common Stock. In addition, failure to meet or exceed analysts' expectations of financial performance may result in immediate and significant price and volume fluctuations in the Class A Common Stock.

  Without a significantly larger public float, the Company's Class A Common Stock will be less liquid than stocks with broader public ownership, and as a result, trading prices for the Company's Stock may significantly fluctuate and certain institutional investors may be unwilling to invest in such a thinly traded security.

Potential Conflicts of Interest

  On March 16, 2000, the Company entered into a credit facility with Big Star Investments LLC ("Big Star") (a limited liability company owned by Westar Capital II and Big Beaver, the Company's two largest shareholders), for an initial advance of $1.5 million and, at the Company's request and subject to Big Star's sole discretion, additional advances of up to an additional $2.5 million. John W. Clark, a director of the Company, is a partner of Westar Capital II. Oscar Marx, III, Chairman of the Board of the Company, is Chief Executive Officer of Big Beaver and Paul Oster, a director of the Company, is Chief Financial Officer of Big Beaver. Both of these companies are partners in the credit facility. This transaction, combined with Mr. Clark's, Mr. Marx's and Mr. Oster's membership on the Board of Directors, could give rise to conflicts of interest.

Anti-Takeover Effects of Preferred Stock

  The Series A Preferred Stock which is outstanding confers upon its holders the right to elect five of seven members of the Board of Directors. In addition, the Series A Preferred Stock will vote together with the shares of Class A Common Stock on any other matter submitted to shareholders.

  In addition, the Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of Class A Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the Company's outstanding voting stock.

Future Sales of Eligible Shares May Lower Price of Common Shares

  The Company has 1,910,089 shares of Class A Common Stock outstanding as of the close of trading on December 31, 1999, which are eligible for sale under Rule 144 of the Securities Act of 1933, as amended. In addition, employees and directors (who are not deemed affiliates) hold options to buy 871,180 shares of Class A Common Stock. The Class A Common Stock to be issued upon exercise of these options, has been registered, and therefore, may be freely sold when issued. The Company also has outstanding warrants to buy 2,705,374 shares of Class A Common Stock. Any shares registered will be eligible for resale. If these shares are not sold they may be included in certain registration statements to be filed by the Company in the future.

  The Company may issue options to purchase up to an additional 598,653 shares of Class A Common Stock under the Company's stock option plans, which will be fully transferable when issued.

  Furthermore, the Series A Convertible Preferred Stock is convertible into 5,373,134 shares of Class A Common Stock and the holders thereof possess demand and piggyback registration rights. Future sales by them could depress the market price of the Class A Common Stock.

  Sales of substantial amounts of Class A Common Stock into the public market could lower the market price of the Class A Common Stock.

Lack of Dividends on Common Stock

  The Company has never paid any cash dividends on the Company's Common Stock and does not anticipate paying dividends in the near future.

ITEM 2. PROPERTIES

  The Company maintains its corporate headquarters, manufacturing and research and development facilities in leased space of approximately 40,000 square feet in Irwindale, California. The Company's lease expires December 31, 2002. The current monthly rent under the lease is approximately $20,000. The Company has other immaterial leased sales offices. The Company believes that these facilities are adequate for their present requirements.

ITEM 3. LEGAL PROCEEDINGS

  The Company is subject to litigation from time to time in the ordinary course of its business, but there is no current pending litigation to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  The Company's Class A Common Stock trades on the Nasdaq SmallCap Market under the symbol ARGNA. The Company's Class A Warrants trade on the Nasdaq Bulletin Board under the symbol ARGNW. The following table sets forth the high and low bid prices for the Class A Common Stock as reported on the Nasdaq SmallCap Market for each quarterly period (or part thereof) from the beginning of the first quarter of 1998 through fourth quarter of 1999. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                  High(1) Low(1)
                                                                  ------- ------
     1998
      1st Quarter................................................ $14.06  $5.00
      2nd Quarter................................................   6.88   3.13
      3rd Quarter................................................   3.59   1.25
      4th Quarter................................................   5.00   0.63

     1999
      1st Quarter................................................   3.44   0.81
      2nd Quarter................................................   6.22   0.75
      3rd Quarter................................................   5.25   3.00
      4th Quarter................................................   4.91   2.00

---------------------
(1) Numbers adjusted to give effect to the 1-for-5 reverse stock split that became effective on January 26, 1999, upon the filing of an amendment to the Company's Articles of Incorporation. The Company's Class A Common Stock began trading on the adjusted basis on the Nasdaq SmallCap Market on January 28, 1999.

  As of March 17, 2000, there were approximately 1,110 holders of record of the Class A Common Stock (not including beneficial owners holding shares in nominee accounts). The closing bid price of the Class A Common Stock on December 31, 1999 was $3.00.

  The Company has not paid any cash dividends since formation and, given the Company's present financial status and their anticipated financial requirements, does not expect to pay any cash dividends in the foreseeable future.

  On March 16, 2000, the Company obtained a loan from Big Star Investments for an initial advance of $1.5 million and, at the Company's request and subject to Big Star's sole discretion, additional advances of up to an additional $2.5 million, which bears interest at 10% per annum and matures on August 31, 2000. Under the terms of the 2000 Bridge Loan, the principal and accrued interest is convertible at any time into Class A Common Stock at a conversion price (the "Conversion Price") equal to the average closing bid price of the Common Stock during the 10 days preceding the date of the 2000 Bridge Loan (the "Market Price"). The Conversion Price will be adjusted in the event the Company issues in excess of $5 million of equity securities in an offering at an issuance price that is less than the Market Price with respect to the 2000 Bridge Loan. The adjusted conversion price in such case would be reduced to the issuance price in such equity offering.

  The warrant (the "Warrant") issued in connection with the 2000 Bridge Loan provides for the purchase of an amount of Class A Common Stock up to 10% of the principal amount of the 2000 Bridge Loan divided by the exercise price (the "Exercise Price"). The Exercise Price for the Warrant is the same price as the Conversion Price. The Warrant will expire if not exercised within 5 years from the date of the 2000 Bridge Loan. Under the terms of the 2000 Bridge Loan, the number of shares issued under the Bridge Loan and Warrant may not exceed 19.99% of the current outstanding shares of Class A Common Stock.

  The securities sold are exempt from registration under the Securities Act of 1933 (the "Securities Act"), as amended, under an exemption for non-public offerings to accredited investors. Both Westar Capital II and Big Beaver are accredited investors as defined in the Securities Act. The proceeds from the sale of securities will be used for working capital and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

                                       Year Ended December 31,
                             ------------------------------------------------
                                 (In thousands except per share data)
                               1995      1996      1997      1998      1999
                             --------  --------  --------  --------  --------
Total revenues.............. $  7,809  $  7,447  $  1,308  $    770  $    784
Net loss....................   (3,237)   (9,997)   (5,417)   (7,704)   (7,575)
Net loss per basic and
 diluted share(1)...........    (4.90)   (12.30)    (3.08)    (4.03)    (8.29)
Accumulated deficit.........  (13,187)  (23,184)  (28,601)  (36,305)  (43,880)

                                                   As of December 31,
                                          -------------------------------------
                                                     (In thousands)
                                           1995   1996     1997    1998   1999
                                          ------ -------  ------- ------ ------
Working capital (deficit)................ $6,481 $(3,315) $ 8,826 $1,190 $1,481
Total assets.............................  8,995   3,922   10,568  2,644  3,721
Capitalized lease obligations............     68      43       41     65     27

---------------------
(1) Numbers adjusted to give effect to the 1-for-5 reverse stock split that became effective on January 26, 1999, upon the filing of an amendment to the Articles of Incorporation of the Company. The Company's Class A Common Stock began trading on the adjusted basis on the Nasdaq SmallCap Market on January 28, 1999. See "Item 4 Submission of Matters to a Vote of Security Holders."

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

Overview

  Amerigon Incorporated is in the business of developing and manufacturing vehicle components for automotive OEMs. The Company was incorporated in California on April 23, 1991 as a research and development entity focused on creating electric vehicles ("EV"). During 1998, the Company decided to suspend funding activities associated with EV and directed its resources to developing and commercializing the Climate Control Seat(TM) ("CCS(TM)") and Radar for Maneuvering and Safety ("AmeriGuard(TM)"), which are both products of the Company's research. On May 26, 1999, the shareholders of the Company voted to discontinue EV operations. As a result, the Company is now principally positioned to bring to market the CCS and AmeriGuard product lines and, accordingly, has incurred significant sales and marketing, prototype and engineering expenses to gain orders for production vehicles.

  The Company is now operating as a supplier to the auto industry. Inherent in this market are costs and expenses well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to OEM's requiring the coordination and testing of proposed new components and sub-systems. Revenues from these expenditures may not be realized for two to three years as the OEMs tend to group new components and enhancements into annual or every two to three year vehicle model introductions.

Results of Operations Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Revenues. Revenues for year ended December 31, 1999 ("1999") were $784,000 as compared with revenues of $770,000 in the year ended December 31, 1998 ("1998"). The change was due to a decrease in revenues generated by the direct development contracts associated with the radar program of $304,000 offset by the increase in product shipments for the CCS program of $318,000 as the Company began shipping mass-volumes of its CCS in the fourth quarter of 1999.

  Product Costs. Product costs increased from $48,000 in 1998 to $962,000 in 1999. During 1999, the Company continued to incur costs related to the ramp-up of production of the Company's CCS units which began shipping in mass-volumes starting in the fourth quarter 1999. The Company anticipates product costs to increase in absolute dollars while decreasing as a percentage of revenue.

  Development Contract Costs. Development contract costs increased to $1,507,000 in 1999 from $1,364,000 in 1998. This was primarily due to the costs incurred in conjunction with the pre-production of the CCS for a major automotive supplier which is anticipated to be in production by mid 2000.

  Research and Development Expenses. Research and development expenses decreased to $2,478,000 in 1999 from $3,202,000 in 1998. The decrease was due to the Company's shift of emphasis from research and development to direct development contracts and pre-production efforts associated with the anticipated contracts with CCS.

  Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased to $3,481,000 in 1999 compared to $4,098,000 in 1998. The change was due to a decrease in recruiting and other outside/consulting services in 1999. The Company expects SG&A expenses to increase as it hires additional employees in connection with the development of the radar products and the commencement of production and marketing of the CCS.

  Interest Income. Net interest income in 1999 decreased to $105,000 due to a decline in cash balances before the completion of the sale of Series A Preferred Stock (See Note 8 to the financial statements). The Company also incurred interest expense of $14,000 as a result of a bridge loan of $1,200,000 and $9,000 associated with the amortization of deferred financing costs.

Results of Operations Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Revenues. Total revenues for the year ended December 31, 1998 ("1998") decreased by $538,000, or approximately 41%, to $770,000, from $1,308,000 for the year ended December 31, 1997 ("1997"). The decline was primarily due to the completion of certain development contracts in 1997 and a reduced level of development contract activity in 1998.

  During 1998, development continued on CCS and the Company's radar system, some of which was funded by development contracts. Development contract revenue relating to the Company's CCS and radar products decreased to $752,000 in 1998, a decline of $556,000, or approximately 43% from the $1,308,000 in such revenue recorded for 1997. The decrease in 1998 principally reflects the Company's completion in 1997 of work on several development contracts. The Company is not seeking to obtain new development contracts and continues to focus its efforts on working toward production contracts for CCS and radar sensor systems.

  Development Contract Costs. Development contract costs decreased to $1,364,000 in 1998 from $2,611,000 in 1997, primarily due to decreased activity in the Company's electric vehicle program in 1997 and the end of allocating administrative expenses to this category.

  Research and Development. Research and development expenses increased by $1,130,000 or approximately 55%, in 1998 to $3,202,000 from $2,072,000 in
1997. These expenses represent research and development expenses for which no development contract has been obtained. The increase was due to an increase in headcount, tooling expenditures, prototype materials, consulting and travel.

  Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased by $373,000, or approximately 8%, in 1998 to $4,098,000 from $4,471,000 in 1997. The decrease in 1998 was primarily due a reclassification of certain expenses to research and development, fees related to the electric vehicle development and fees related to the formation of the joint venture in 1997.

  Interest Income. Net interest income totaled $238,000 and $406,000 in 1998 and 1997, respectively. Interest income decreased due to a decline in cash balances as a result of those funds being used in operations.

Liquidity and Capital Resources

  As of December 31, 1999, the Company had working capital of $1,481,000.

  On March 29, 1999, Big Star provided a secured credit facility (the "1999 Bridge Loan") to the Company for up to $1.2 million which beared interest at 10% per annum and matured on the earlier of September 30, 1999 or the completion of an equity financing. As additional consideration for the 1999 Bridge Loan, the Company issued detachable five-year warrants to purchase 300,000 shares of Class A Common Stock at $1.03 per share, subject to adjustment. The warrants were canceled upon the completion of a subsequent equity investment with the Investors. The 1999 Bridge Loan was secured by a lien on virtually all of the Company's assets. The 1999 Bridge Loan was necessary to allow the Company to continue operations pending the closing of a subsequent equity financing.

  On June 8, 1999, the Company completed an equity financing (the "Preferred Financing") with the Investors pursuant to which the Company sold 9,000 shares of Series A Convertible Preferred Stock for $9,001,000. The Preferred Stock is convertible into Class A Common Stock. In addition, the Company issued warrants to purchase up to 1,229,574 shares of Class A Common Stock. The warrants were exercisable only to the extent certain other warrants to purchase Class A Common Stock are exercised and then only in an amount that will enable the Investors to maintain the same percentage interest in the Company that they have in the Company after the initial investment on a fully converted basis. This transaction was approved by the shareholders at the 1999 Annual Meeting.

  The Company's principal sources of operating capital have been the proceeds of its various financing transactions and, to a lesser extent, revenues from sale of CCS units to JCI, grants, development contracts and sale of prototypes to customers.

  The Company entered into a production contract with JCI for CCS units with the initial shipments occurring in the fourth quarter of 1999. The Company has spent to date $2,430,000 for tooling, equipment and materials related to this contract and expects to spend an additional $730,000 for tooling, equipment and materials for this product line in the first quarter of 2000. The agreement with JCI has generated, to date, Product and Development Contract revenues of $293,000 and $150,000, respectively.

  As of December 31, 1999, the cash and cash equivalents decreased by $20,000 primarily due to the cash raised by the Preferred Financing offset by the cash used in operating activities of $7,491,000, which was mainly attributable to the net loss of $7,575,000. Investing activities used $869,000 as the Company purchased production equipment and tooling for CCS production. Financing activities provided $8,340,000 due primarily to $8,267,000 from net proceeds of the Preferred Financing.

  The Company's initial production orders will not provide adequate volumes to achieve appropriate profit margins or a positive cash flow. These margins and cash levels can only be achieved through the addition of future CCS production orders, along with the introduction of Ameriguard. With these additional programs, the Company expects to require significant capital to fund expenses for tooling, the set up of manufacturing and/or assembly processes and other near-term production engineering and manufacturing, as well as research and development and marketing of these products.

  On March 16, 2000, Big Star provided a senior secured convertible credit facility (the "2000 Bridge Loan") to the Company for an initial advance of $1.5 million and, at the Company's request and subject to Big Star's sole discretion, additional advances of up to an additional $2.5 million, which bears interest at 10% per annum and matures on August 31, 2000. The principal and accrued interest of the 2000 Bridge Loan are convertible at any time into Class A Common Stock at a conversion price (the "Conversion Price") equal to the average closing bid price of the Common Stock during the ten days preceding the date of the 2000 Bridge Loan (the "Market Price"). The Conversion Price will be adjusted in the event the Company issues in excess of $5 million of equity securities in an offering at an issuance price that is less than the Market Price with respect to the 2000 Bridge Loan. The adjusted conversion price in such case would be reduced to the issuance price in such equity offering. As additional consideration for the 2000 Bridge Loan, the Company issued a warrant (the "Warrant") to purchase an amount of Class A Common Stock up to 10% of the principal amount of the 2000 Bridge Loan divided by the exercise price (the "Exercise Price"). The Exercise Price for the Warrant is the same price as the Conversion Price. The Warrant will expire if not exercised within 5 years from the date of the 2000 Bridge Loan. Under the terms of the 2000 Bridge Loan, the number of shares issued under the Bridge Loan and Warrant may not exceed 19.99% of the current outstanding shares of Class A Common Stock. The 2000 Bridge Loan is secured by a lien on virtually all of the Company's assets.

  The Company will need to raise additional cash from financing sources to fund its operations. There can be no assurance that funding sources will be obtained or will provide sufficient financing for the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company places its investments in debt instruments of the U. S. government and in high-quality corporate issuers. As stated in its policy, the Company seeks to ensure the safety and preservation of its invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

  The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at December 31, 1999.

                                                                 Average Rate of
                                                                    Return at
                                                    Carrying      December 31,
                                                      Value            1999
   Marketable Securities                          (in thousands)   (Annualized)
   ---------------------                          -------------  ---------------
   Cash equivalents..............................    $1,647            5.0%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated by reference from the information contained under the captions entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 2000 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the information contained under the captions entitled "Executive Compensation," "Executive Compensation Table," "Report of the Compensation Committee on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Option Grant Table," "Aggregate Options Exercised and Year-End Values," and "Performance Graph" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 2000 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference from the information contained under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" and "Escrow Shares" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 2000 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference from the information contained under the caption entitled "Certain Transactions" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 2000 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    1. Financial Statements.

    The following financial statements of the Company and report of independent accountants are included in Item 8 of this Annual Report:

                                                                        Page
                                                                        ---- ---
       Report of Independent Accountants............................... F-2
       Balance Sheets.................................................. F-3
       Statements of Operations........................................ F-4
       Statements of Shareholders' Equity (Deficit).................... F-5
       Statements of Cash Flows........................................ F-6
       Notes to Financial Statements................................... F-7

    2. Financial Statement Schedule.

    The following Schedule to Financial Statements is included herein:

    Schedule II--Valuation and Qualifying Accounts, together with the report of independent accountants thereon.

    3. Exhibits.

    The following exhibits are filed as a part of this report:

 Exhibit
 Number                                Description
 ------- ----------------------------------------------------------------------

  3.1.1  Amended and Restated Articles of Incorporation (the "Articles") of the
          Company(1)

  3.1.2  Certificate of Amendment of Articles filed with the California
          Secretary of State on December 5, 1996(3)

  3.1.3  Certificate of Amendment of Articles filed with the California
          Secretary of State on January 26, 1999(8)

  3.2    Amended and Restated Bylaws of the Company(3)

  4.1.1  Form of Warrant Agreement among the Company, the Underwriter and U.S.
          Stock Transfer Corporation as Warrant Agent(3)

  4.2    Form of Warrant Certificate for Class A Warrant(3)

  4.3    Form of Specimen Certificate of Company's Class A Common Stock(1)

  4.4 Escrow Agreement among the Company, U.S. Stock Transfer Corporation and the shareholders named therein(1)

 10.1    1993 Stock Option Plan, together with Form of Incentive Stock Option
          Agreement and Nonqualified Stock Option Agreement(1)

 10.4    Form of Underwriter's Unit Purchase Option(3)

 10.5.1  Stock Option Agreement ("Bell Stock Option Agreement"), effective May
          13, 1993, between Lon E. Bell and Roy A. Anderson(3)

 10.5.2  List of omitted Bell Stock Option Agreements with Company directors(3)

 10.6 Form of Indemnity Agreement between the Company and each of its officers and directors(1)

 Exhibit
 Number                                Description
 ------- ----------------------------------------------------------------------

 10.7 License Agreement, dated as of January 20, 1994, by and between the Company and the Regents of the University of California, together with a letter from the Regents to the Company dated September 19, 1996 relating thereto(3)**

 10.7.1  Termination of Limited Exclusive License Agreement dated as of June
          1998 between the Company and the Regents of the University of California(7)

 10.7.2 Limited Nonexclusive License Agreement dated as of June 1998 between the Company and the Regents of the University of California(7)

 10.8    Option and License Agreement dated as of November 2, 1992 between the
          Company and Feher Design, Inc.(1)

 10.9 Shareholders Agreement, dated May 13, 1993, by and among the Company and the shareholders named therein(1)

 10.10   Stock Purchase Agreement and Registration Rights Agreement between the
          Company and Fidelity Copernicus Fund, L.P. and Fidelity Galileo Fund,
          L.P., dated December 29, 1995(2)

 10.11   Stock Purchase Agreement and Registration Rights Agreement between the
          Company and HBI Financial Inc., dated December 29, 1995(2)

 10.13   Joint Venture Agreement between Yazaki Corporation and Amerigon
          Incorporated, dated July 22, 1997(5)

 10.14   Amendment to Option and License Agreement between Amerigon and Feher
          Design dated September 1, 1997(6)

 10.15   Standard Lease dated January 1, 1998 between Amerigon and Dillingham
          Partners(6)

 10.16   Letter Agreement dated December 16, 1998 between the Company and
          Sudarshan K. Maini

 10.17   Securities Purchase Agreement dated March 29, 1999 by and among the
          Company, Westar Capital II LLC and Big Beaver Investments LLC(7)

 10.18   Credit Agreement dated March 29, 1999 between the Company and Big Star
          Investments LLC(7)

 10.19   Security Agreement dated March 29, 1999 between the Company and Big
          Star Investments LLC(7)

 10.20 Patent and Trademark Security Agreement dated March 29, 1999 between the Company and Big Star Investments LLC(7)

 10.21   Bridge Warrant dated March 29, 1999(7)

 10.22   Share Exchange Agreement dated March 29, 1999 between the Company and
          Lon E. Bell(7)

 10.23   Credit Agreement dated March 16, 2000 between the Company and Big Star
          Investments LLC

 10.24   Security Agreement dated March 16, 2000 between the Company and Big
          Star Investments LLC

 10.25 Patent and Trademark Security Agreement dated March 16, 2000 between the Company and Big Star Investments LLC

 10.26   Bridge Loan Warrant dated March 16, 2000

 10.27   Letter to Amerigon Incorporated Regarding Series A Preferred Stock

 23.1    Consent of PricewaterhouseCoopers LLP

 27      Financial Data Schedule

  (b) Reports on Form 8-K.

    During the quarter ended December 31, 1999, the Company filed no Current Reports on Form 8-K.
---------------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.

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

(7) Previously filed as an exhibit to the Company's Current Report on Form 10-K for the period ended December 31, 1998 and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Current Report on Form 10-Q for the period ended June 30, 1999 and incorporated herein by reference.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants.......................................... F-2
Balance Sheets............................................................. F-3
Statements of Operations................................................... F-4
Statements of Shareholders' Equity (Deficit)............................... F-5
Statements of Cash Flows................................................... F-6
Notes to Financial Statements.............................................. F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Amerigon Incorporated

  In our opinion, the financial statements listed in the index appearing under
Item 14 (a) (1) on page 21 present fairly, in all material respects, the financial position of Amerigon Incorporated at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)
(2) on page 21 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations, has a significant accumulated deficit, and expects to incur future losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

Costa Mesa, California
February 4, 2000, except for Note 10, as to which the date is March 30, 2000 and for Note 17, as to which the date is March 27, 2000.

                             AMERIGON INCORPORATED

                                 BALANCE SHEETS

                                 (In thousands)

                                                          December 31,
                                                  -------------------------------
                                                                       Pro Forma
                                                                          1999
                                                    1999      1998     (Note 18)
                                                  --------  --------  -----------
                                                                      (Unaudited)
                     ASSETS
 Current assets:
  Cash & cash equivalents.......................  $  1,647  $  1,667   $  1,647
  Accounts receivable less allowance of $58 and
   $101, respectively...........................       282       174        282
  Inventory.....................................       490       105        490
  Prepaid expenses and other assets.............       251       136        251
                                                  --------  --------   --------
    Total current assets........................     2,670     2,082      2,670
 Property and equipment, net....................     1,051       562      1,051
                                                  --------  --------   --------
    Total assets................................  $  3,721  $  2,644   $  3,721
                                                  ========  ========   ========

 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
  Accounts payable..............................  $    592  $    363   $    592
  Deferred revenue..............................        --        44         --
  Accrued liabilities...........................       597       485        597
                                                  --------  --------   --------
    Total current liabilities...................     1,189       892      1,189
 Long term portion of capital lease.............        11        26         11
                                                  --------  --------   --------
    Total liabilities...........................     1,200       918      1,200
 Mandatorily redeemable preferred stock:
  Series A--Preferred Stock--no par value;
   redeemable and convertible; 9 shares
   authorized, 9 and none issued and outstanding
   at December 31, 1999 and 1998; none issued
   and outstanding pro forma; liquidation
   preference of $9,315 (Note 8)................     8,267        --         --
                                                  --------  --------   --------

 Commitments (Note 13)

 Shareholders' equity (deficit):
  Preferred stock:
   Series A--no par value; convertible; 9 shares
    authorized, none issued and outstanding at
    December 31, 1999 and 1998; 9 issued and
    outstanding pro forma; liquidation
    preference of $9,315 (Note 8)...............        --        --      8,267
  Common stock:
   Class A--no par value; 20,000 shares
    authorized, 1,910 issued and outstanding at
    December 31, 1999 and 1998 and pro forma....    28,149    28,149     28,149
   Class B--no par value; 600 shares authorized,
    none issued and outstanding.................        --        --         --
  Paid-in capital...............................    10,059     9,882     10,059
  Deferred compensation.........................       (74)       --        (74)
  Accumulated deficit...........................   (43,880)  (36,305)   (43,880)
                                                  --------  --------   --------
    Total shareholders' equity (deficit)........    (5,746)    1,726      2,521
                                                  --------  --------   --------
    Total liabilities and shareholders' equity
     (deficit)..................................  $  3,721  $  2,644   $  3,721
                                                  ========  ========   ========

   The accompanying notes are an integral part of these financial statements

                             AMERIGON INCORPORATED

                            STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                     Year Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     --------  -------  -------
Revenues:
 Product...........................................  $    336  $    18  $    --
 Development contracts.............................       448      752    1,308
                                                     --------  -------  -------
   Total revenues..................................       784      770    1,308

Costs and expenses:
 Product...........................................       962       48       --
 Development contracts.............................     1,507    1,364    2,611
 Research and development..........................     2,478    3,202    2,072
 Selling, general and administrative...............     3,481    4,098    4,471
                                                     --------  -------  -------
   Total costs and expenses........................     8,428    8,712    9,154
                                                     --------  -------  -------
Operating loss.....................................    (7,644)  (7,942)  (7,846)
Interest income....................................       135      255      477
Interest expense...................................       (30)     (17)     (71)
Gain (loss) on disposal of property and equipment..       (36)      --    2,363
                                                     --------  -------  -------
Loss before extraordinary item.....................    (7,575)  (7,704)  (5,077)
                                                     --------  -------  -------
Extraordinary loss from extinguishment of
 indebtedness......................................        --       --     (340)
                                                     --------  -------  -------
Net loss...........................................  $ (7,575) $(7,704) $(5,417)
                                                     ========  =======  =======
Deemed dividend to preferred shareholders (Note
 8)................................................    (8,267)      --       --
                                                     --------  -------  -------
Net loss available to common shareholders..........  $(15,842) $(7,704) $(5,417)
                                                     ========  =======  =======
Basic and diluted net loss per share:
 Loss before extraordinary item....................  $  (8.29) $ (4.03) $ (2.89)
 Extraordinary loss from extinguishment of
  indebtedness.....................................        --       --    (0.19)
                                                     --------  -------  -------
Net loss...........................................  $  (8.29) $ (4.03) $ (3.08)
                                                     ========  =======  =======
Weighted average number of shares outstanding......     1,910    1,910    1,758
                                                     ========  =======  =======


   The accompanying notes are an integral part of these financial statements

                             AMERIGON INCORPORATED

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                 (In thousands)

                            Class A
                          Common Stock
                         -------------- Paid-in   Deferred   Accumulated
                         Shares Amount  Capital Compensation   Deficit    Total
                         ------ ------- ------- ------------ ----------- -------
Balance at December 31,
 1996...................   814  $17,321 $ 3,115     $ --      $(23,184)  $(2,748)
 Issuance of common
  stock (public
  offering)............. 1,096   10,828   6,617       --            --    17,445
 Conversion of Bridge
  Debentures into Class
  A Warrants............    --       --     150       --            --       150
 Net loss...............    --       --      --       --        (5,417)   (5,417)
                         -----  ------- -------     ----      --------   -------
Balance at December 31,
 1997................... 1,910   28,149   9,882       --       (28,601)    9,430
 Net loss...............             --               --        (7,704)   (7,704)
                         -----  ------- -------     ----      --------   -------
Balance at December 31,
 1998................... 1,910   28,149   9,882       --       (36,305)    1,726
 Issuance of warrants to
  purchase Class A
  Common Stock in
  conjunction with
  Bridge Loan Financing
  (Note 10).............    --       --       9       --            --         9
 Issuance of warrants to
  purchase Class A
  Common Stock in
  exchange for
  services..............    --       --       1       --            --         1
 Issuance of shares in
  consolidated
  subsidiary to
  shareholder...........    --       --      88       --            --        88
 Issuance of option to
  purchase Class A
  Common Stock..........    --       --      79      (74)           --         5
 Net loss...............    --       --      --       --        (7,575)   (7,575)
                         -----  ------- -------     ----      --------   -------
Balance at December 31,
 1999................... 1,910  $28,149 $10,059     $(74)     $(43,880)  $(5,746)
                         =====  ======= =======     ====      ========   =======


   The accompanying notes are an integral part of these financial statements

                             AMERIGON INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                     Year Ended December 31,
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
Operating Activities:
 Net loss........................................... $(7,575) $(7,704) $(5,417)
 Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation and amortization.....................     344      582      162
  Provision for doubtful accounts...................     (43)      21       --
  (Gain) loss from sale of assets...................      36       --   (2,363)
  Compensation from grant of non-employee stock
   options and warrants.............................      15       --       --
  Change in operating assets and liabilities:
   Accounts receivable..............................     (65)      60      933
   Unbilled revenue.................................      --       --    1,157
   Inventory........................................    (385)     (70)     (35)
   Prepaid expenses and other assets................    (115)      60      548
   Accounts payable.................................     229     (287)  (1,265)
   Deferred revenue.................................     (44)     (53)     (57)
   Accrued liabilities..............................     112      164     (133)
                                                     -------  -------  -------
    Net cash used in operating activities...........  (7,491)  (7,227)  (6,470)
                                                     -------  -------  -------
Investing Activities:
 Purchase of property and equipment.................    (869)    (449)    (302)
 Proceeds from sale of assets.......................      --      971    1,800
 Purchase of short term investments.................  (1,854)      --   (2,400)
 Sale of short term investments.....................   1,854    2,400       --
                                                     -------  -------  -------
    Net cash (used in) provided by investing
     activities.....................................    (869)   2,922     (902)
                                                     -------  -------  -------
Financing Activities:
 Proceeds from Series A Preferred Stock and
  Warrants..........................................   9,001       --       --
 Cost of issuance of Series A Preferred Stock and
  Warrants..........................................    (734)      --       --
 Proceeds from sale of common stock units...........      --       --   20,137
 Cost of issuance of common stock units.............      --       --   (2,542)
 Repayment of line of credit........................      --       --   (1,187)
 Repayment of capital lease.........................     (15)     (65)      (2)
 Proceeds from Bridge Financing.....................   1,200       --       --
 Repayment of Bridge Financing......................  (1,200)      --   (3,000)
 Proceeds from notes payable to shareholder.........      --       --      250
 Repayment of notes payable to shareholder..........      --       --     (450)
 Sale of shares in consolidated subsidiary..........      88       --       --
                                                     -------  -------  -------
    Net cash (used in) provided by financing
     activities.....................................   8,340      (65)  13,206
                                                     -------  -------  -------
    Net (decrease) increase in cash and cash
     equivalents....................................     (20)  (4,370)   5,834
                                                     -------  -------  -------
    Cash and cash equivalents at beginning of
     period.........................................   1,667    6,037      203
                                                     -------  -------  -------
    Cash and cash equivalents at end of period...... $ 1,647  $ 1,667  $ 6,037
                                                     =======  =======  =======
Supplemental disclosures of cash flow information:
  Cash paid for interest............................ $    21  $    17  $    71
                                                     =======  =======  =======
Supplemental schedule of non-cash activity
  Purchase of equipment under capital lease......... $    --  $    50  $    23
                                                     =======  =======  =======

   The accompanying notes are an integral part of these financial statements

Note 1 -- The Company

  Amerigon Incorporated (the "Company"), incorporated in California in April 1991, is a developer, marketer and manufacturer of proprietary, high technology electronic components and systems for sale to car and truck original equipment manufacturers ("OEMs"). The Company is currently focusing the majority of its efforts on the introduction of its primary product, a Climate Control Seat(TM) ("CCS(TM)"), which provides both heating and cooling to seat occupants. The Company has one other product under development, the AmeriGuard(TM) radar-based speed and distance sensor system, which alterts drivers to the presence of objects near the vehicle.

  Historically, the Company's operations have focused on the research and development of technologies to adapt them for a variety of uses in the automotive industry. In the automotive components industry, products typically proceed through five stages of research and development and commercialization. Initial research on the product concept comes first, in order to assess its technical feasibility and economic costs and benefits, and often includes the development of an internal prototype for the supplier's own evaluation of the product. If the product appears feasible, a functioning prototype or demonstration prototype is manufactured by the component supplier to demonstrate and test the features of the product. This prototype is then marketed to automotive companies to generate sales of evaluation prototypes for internal evaluation by the automobile manufacturer. If the automobile manufacturer remains interested in the product after testing initial evaluation prototypes, it typically works with the component supplier to refine the product and then purchase second and subsequent generation engineering prototypes for further evaluation. Finally, the automobile manufacturer determines to either purchase the component for a production vehicle or terminate interest in the component.

  Through September 30, 1999, the Company was in the development stage. During the fourth quarter of 1999, the Company's planned principal operations commenced with the first significant sales and production of CCS systems. Accordingly, the Company is no longer considered a development stage company.

Disposition of Electric Vehicle Operations

  The Company was originally founded to focus on advanced automotive technologies, including electric vehicle systems ("EV"). As a recipient of a number of federal and state government grants relating to the development of EV, the Company spent many years developing and conducting research on EV, and had research and development contracts with commercial companies relating to EV. The Company incurred substantial losses from EV activities, including significant cost overruns on an EV development contract. By December 31, 1997, the Company had completed substantially all work on its EV contracts.

  During 1997, the Company's Board of Directors decided to focus primarily on the CCS and AmeriGuard radar products. After trying and failing to obtain either a strategic partner who would provide financing for an EV joint venture, or to purchase for its EV assets, the Board of Directors decided to suspend funding the EV program (effective August 1998) because it was generating continuing losses and utilizing resources that the Board felt would be better utilized in development of the CCS and radar products. In June 1999, the Company disposed of its electric vehicle operations (Note 14).

Note 2 -- Basis of Presentation

Basis of Presentation

  The Company has suffered recurring losses and negative cash flows from operations since inception and has a significant accumulated deficit and expects to incur future losses. Consequently, in order to fund continuing operations, the Company will need to raise additional financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due. In this regard, on March 8, 2000, the Board of Directors approved a financing transaction with an investor group to obtain a bridge loan (Note 17), which is due at the earlier of August 31, 2000 or the occurrence of certain Trigger Events, as described in Note 17. Management is seeking additional sources of permanent equity or long term financing to fund its operations. The outcome of such efforts to obtain additional financing cannot be assured.

  The Company's financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

Reverse Stock Split

  On January 28, 1999, the Company effected a 1-for-5 reverse stock split. Share information for all periods has been retroactively adjusted to reflect the split.

Reclassifications

  Certain prior year amounts have been reclassified to conform with current period presentation.

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

Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents.

Concentration of Credit Risk

  Financial instruments, which subject the Company to concentration of credit risk, consist primarily of cash equivalents and accounts receivable. Cash equivalents are invested in a money market fund managed by a major U.S. financial services company and the credit risk is considered limited. Credit risk associated with accounts receivable is limited by the large size and creditworthiness of the Company's commercial customers. The Company maintains an allowance for uncollectable accounts receivable based upon expected collectibility and generally does not require collateral.

Inventory

  Inventory is valued at the lower of cost, based on the first-in, first-out basis, or market.

Property and Equipment

  Property and equipment, including additions and improvements, are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as other income or expense. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Management does not believe that there are any material impairments at December 31, 1999 and 1998.

  Depreciation and amortization are computed using the straight-line method. The estimated useful lives of the Company's property and equipment are as follows:

                                                         Useful Life in Years
                                                       -------------------------
     Description of property and equipment:
      Equipment.......................................             5
      Computer equipment..............................          1 to 3
      Leasehold improvements.......................... Shorter of estimated life of term of lease
      Production tooling..............................  Estimated life of tool

Product Revenues

  Revenues from product sales are recognized at the time of shipment to the customer. Provision for estimated future cost of warranty is recorded when revenue is recognized.

Development Contract Revenues

  The Company has had a series of fixed-price development contracts, which included (1) specific engineering and tooling services to prepare the Company's products and the related manufacturing processes for commercial sales to OEMs and (2) prototype products developed during the research and development process, some of which are sold to third parties for evaluation purposes. Revenue is recognized on development contracts using the percentage of completion method or, in the case of short duration contracts, when the prototype or service is delivered. All amounts received from customers in advance of the development effort are reflected on the balance sheet as Deferred Revenue until such time as the contracted work is performed.

Research and Development Expenses

  Research and development activities are expensed as incurred. Research and development expenses associated with projects that are specifically funded by development contracts are classified as costs of development contracts in the Statements of Operations. All other research and development expenses that are not associated with projects that are not specifically funded by development contracts are classified as research and development. Research and development excludes any overhead or administrative costs.

Accounting for Stock-Based Compensation

  As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation arrangements pursuant to Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provision of SFAS No. 123. Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

  The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provision of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Income Taxes

  Income taxes are determined under guidelines prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS 109, deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted federal and state tax rates. A valuation allowance is provided for the portion of net deferred tax assets when management considers it more likely than not that the asset will not be realized.

Net Loss per Share

  Under the provisions of SFAS 128, "Earnings per Share," basic loss per share ("Basic EPS") is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents.

  Because their effects are anti-dilutive, dilutive net loss per share for the years ended December 31, 1999, 1998 and 1997 does not include the effect of:

                                                         December 31,
                                                 -----------------------------
                                                   1999      1998      1997
                                                 --------- --------- ---------
   Stock options outstanding for:
   1993 and 1997 Stock Option Plans.............   871,180   203,170   115,637
   Options granted by an officer to directors
    and officers................................        --   118,422   119,768
   Shares of Class A Common Stock issuable upon
    the exercise of warrants.................... 2,705,374 1,430,800 1,471,751
   Common stock issuable upon the conversion of
    Series A Preferred Stock.................... 5,373,134        --        --
                                                 --------- --------- ---------
   Total........................................ 8,949,688 1,752,392 1,707,156
                                                 ========= ========= =========

  Net loss available to common shareholders represents net loss for the year ended December 31, 1999, increased by a non-cash deemed dividend of $8,267,000, to the holders of Series A Preferred Stock (Note 8) resulting from the beneficial difference between the conversion price and the fair market value of Class A Common Stock on the date of issuance of the Series A Preferred Stock.

Comprehensive Loss

  For the years ended December 31, 1999, 1998 and 1997, there was no difference between net loss and comprehensive loss.

Recent Accounting Pronouncement

  Effective January 1, 1999, the Company adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The implementation of SOP 98-5 did not have a material effect on the financial statements.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101, as amended, is required to be adopted by registrants no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently analyzing SAB No. 101, but believes that adoption of this new accounting principle will not have a material effect on the Company's financial statements.

Note 4 -- Details of Certain Financial Statement Components (in thousands)

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
   Inventory:
    Raw material.............................................. $   398  $   173
    Work in Process...........................................      20       30
    Finished goods............................................     192        2
                                                               -------  -------
                                                                   610      205
   Less: inventory allowance..................................    (120)    (100)
                                                               -------  -------
                                                               $   490  $   105
                                                               =======  =======
   Prepaid Expenses and Other Assets:
    Deposits.................................................. $   171  $   104
    Prepaid insurance.........................................      80       32
                                                               -------  -------
                                                               $   251  $   136
                                                               =======  =======
   Property and Equipment:
    Equipment................................................. $ 1,426  $ 1,000
    Computer equipment........................................     672      663
    Leasehold improvements....................................     252      225
    Production tooling........................................     527      330
                                                               -------  -------
                                                                 2,877    2,218
   Less: accumulated depreciation and amortization............  (1,826)  (1,656)
                                                               -------  -------
                                                               $ 1,051  $   562
                                                               =======  =======
   Accrued Liabilities:
    Accrued salaries.......................................... $   220  $   201
    Accrued vacation..........................................     187      171
    Other accrued liabilities.................................     190      113
                                                               -------  -------
                                                               $   597  $   485
                                                               =======  =======

  Property and equipment includes assets acquired under capital leases of approximately $50,000 at December 1999 and 1998, respectively, and accumulated amortization of $13,000 and $10,000 at December 31, 1999 and 1998, respectively.

Note 5 -- Income Taxes

  There are no assets or liabilities for income taxes, nor income tax expense included in the financial statements because the Company has losses since inception for both book and tax purposes. The deferred tax assets and related valuation allowance were comprised of the following at December 31 (in thousands):

                                                          December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
   Deferred tax assets:
    Net Operating Loss............................ $ 15,316  $ 12,488  $  9,755
    Credits.......................................      798       718       551
    Effect of State Taxes.........................     (596)     (480)     (390)
    Depreciation..................................      253       219        74
    Other.........................................      168       122        56
                                                   --------  --------  --------
   Less: valuation allowance......................   15,939    13,067    10,046
                                                    (15,939)  (13,067)  (10,046)
                                                   --------  --------  --------
     Net deferred tax asset....................... $    --   $    --   $    --
                                                   ========  ========  ========

  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion that the Company's deferred tax assets at December 31, 1999 should be fully reserved.

  A reconciliation between the statutory federal income tax rate of 34% and the effective rate of income tax expense for each of the three years ended December 31, 1999 is as follows:

                                                          December 31,
                                                        ---------------------
                                                        1999    1998    1997
                                                        -----   -----   -----
   Statutory federal income tax rate................... (34.0%) (34.0%) (34.0%)
   Increase (decrease) in taxes resulting from:
    State tax, net of federal benefit..................  (5.8%)  (5.8%)  (6.1%)
    Nondeductible expenses.............................   --      0.1%   (1.1%)
     Change in valuation allowance.....................  39.8%   39.7%   41.2%
                                                        -----   -----   -----
   Effective Rate......................................    --%     --%     --%
                                                        =====   =====   =====

  At December 31, 1999 the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $40.1 million and $19.0 million, respectively, and tax credits for federal and state income tax purposes of $488,000 and $310,000, respectively. The federal net operating loss carryforwards expire in 2008 through 2019 and state net operating loss carryforwards expire in 1999 through 2004.

  Because of the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss and research credit carryforwards may be subject to annual limitation against income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future tax liabilities.

Note 6 -- Extraordinary Loss

  In connection with the repayment of debt financing in 1997, the Company recorded a non-cash charge of $340,000 resulting from the elimination of the remaining unamortized portion of the deferred debt issuance costs.

Note 7 -- Bridge Note

  On March 29, 1999, the Company entered into a Security Purchase Agreement (the "Preferred Financing") with Westar Capital II and Big Beaver (Note 8) for the sale of Series A Preferred Stock. In connection with the Preferred Financing, prior to the close of the Preferred Financing, the investors extended to the Company $1,200,000 in bridge notes bearing interest at 10% per annum which were due and payable upon the earlier of the closing of the Preferred Financing or September 30, 1999. At the close of the sale of the Preferred Financing, the Company repaid the bridge notes and $14,000 in interest to the investors with proceeds received from the sale of Series A Preferred Stock. As discussed in Note 10, in conjunction with the issuance of these bridge notes, the Company granted warrants to purchase 300,000 shares of Class A Common Stock which were canceled upon the close of the Preferred Financing.

Note 8 -- Redeemable and Convertible Preferred Stock

   Under the terms of the Preferred Financing, on June 8, 1999, the Company issued 9,000 shares of Series A Preferred Stock and warrants to purchase up to 1,229,574 shares of Class A Common Stock (Note 10) in exchange for $9,001,000. Costs in connection with the financing were $734,000, resulting in net proceeds of $8,267,000. The Series A Preferred Stock will initially be convertible into 5,373,134 shares of Class A Common Stock.

  Also in conjunction with the Preferred Financing, in accordance with Emerging Issues Task Force Consensus No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recorded a non-cash deemed dividend to the Series A Preferred shareholders of $8,267,000, or $4.33 per weighted average common share outstanding for the year ended December 31, 1999, resulting from the difference between the conversion price of $1.675 and the closing price of Class A Common Stock on the date of issuance, June 8, 1999 of $4.31.

Conversion

  Each issued share of Series A Preferred Stock is immediately convertible, in full and not in part, into shares of Class A Common Stock based on the formula of $1,000 of the face value divided by the Conversion Price. The Conversion Price is $1.675, subject to proportional adjustments for certain dilutive issuance, splits and combinations and other recapitalizations or reorganizations. A total of 5,373,134 shares of Class A Common Stock has been reserved for issuance in the event of the conversion of Series A Convertible Preferred Stock.

Voting Rights

  The holder of each share of Series A Preferred Stock has the right to one vote for each share of Class A Common Stock into which such Series A Preferred Stock could then be converted. The holders of this Series A Preferred Stock, as a class, have the right to elect five of the seven seats on the Board of Directors of the Company.

Dividends

  The Series A Redeemable and Convertible Preferred Stock will receive dividends on an "as-converted" basis with the Class A Common Stock when and if declared by the Board of Directors. The dividends are noncumulative and are payable in preference to any dividends on common stock.

Liquidation Preference

  Upon liquidation, dissolution or winding up of Amerigon, including a merger, acquisition or sale of assets where there is a change in control, each share of Series A Redeemable and Convertible Preferred Stock is entitled to a liquidation preference of $1,000 plus 7% of the original issue price ($1,000) annually for up to four years after issuance plus any declared but unpaid dividends in priority to any distribution to the Class A Common Stock, which will receive the remaining assets of Amerigon. As of December 31, 1999, the liquidation preference was $9,315,000.

  The Company's Certificate of Determination of Rights, Preferences and Privileges of the Series A Preferred Stock ("Certificate") states that a liquidation, dissolution or winding up of the Company shall be deemed to be occasioned by (A) the acquisition of the corporation by another entity by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation) or (B) a sale of all or substantially all of the assets of the corporation unless the corporation's shareholders will immediately after such acquisition or sale hold at least 50% of the voting power of the surviving or acquiring entity. This provision is deemed to be a condition of redemption that is not solely within the control of the issuer. As such, the Company is required to classify the Series A Preferred Stock as mandatorily redeemable or mezzanine equity. In March 2000, the holders of the Series A Preferred Stock agreed to amend the Certificate to eliminate this provision (Note 18).

Redemption

  On or after January 1, 2003, if the closing price of the Class A Common Stock for the past 60 days has been at least four times the then Conversion Price ($1.675 per share at December 31, 1999), Amerigon may redeem the Series A Redeemable and Convertible Preferred Stock for an amount equal to the liquidation preference.

Note 9 -- Common Stock

  The Class A and Class B Common Stock are substantially the same on a share-for-share basis, except that holders of outstanding shares of Class B Common Stock will be entitled to receive dividends and distributions upon liquidation at a per share rate equal to five percent of the per share rate received by holders of outstanding shares of Class A Common Stock. The Class B Common Stock is neither transferable nor convertible and is subject to cancellation under certain circumstances. At December 31, 1999 and 1998, no shares of Class B Common Stock were issued and outstanding. As discussed below, 600,000 shares were held in escrow as Class A Common Stock at December 31, 1998, of which 518,580 were released as Class B Common Stock on April 30, 1999. These Class B shares were reacquired and canceled as part of the sale of the EV subsidiary in 1999 (Note 14).

Follow-on Public Offering of Class A Common Stock and Class A Warrants

  On February 18, 1997, the Company completed a public offering of 17,000 units (the "Units"), each consisting of 56 shares of Class A Common Stock and 280 Class A Warrants to purchase, at $25.00 per share plus five warrants, Class A Common Stock, resulting in the issuance of 952,000 shares of Class A Common Stock and 4,760,000 Class A Warrants. In addition, on March 7, 1997, the underwriter exercised an option to purchase an additional 2,550 Units or 142,800 shares of Class A Common Stock and 714,000 Class A Warrants to cover over allotments. Proceeds to the Company, net of expenses of $2,541,500, were approximately $17,445,000. Fees to the underwriter included an option until February 12, 2002, to purchase 340 Units (the "Unit Purchase Option") at 145% of the price to the public. The Unit Purchase Option is not exercisable by the underwriter until February 12, 2000.

Escrow Agreement

  Prior to the effective date of the June 1993 initial public offering of the Company's common stock, 600,000 shares of the Company's Class A Common Stock ("Escrowed Contingent Shares") were deposited into escrow by the then existing shareholders in proportion to their then current holdings. These shares were scheduled to be released from escrow upon the earlier of (1) the attainment during the period through December 31, 1998 of certain goals, as adjusted, including prescribed earnings levels or (2) on April 30, 1999. All shares that had not been released from escrow by April 30, 1999 were to be exchanged for shares of Class B Common Stock, which then would be released from escrow to the shareholders who remained either an employee, director or consultant of the Company on April 30, 1999. As the Company did not achieve such goals, on April 30, 1999, 518,580 shares held in escrow were automatically exchanged for shares of Class B Common Stock and were released to Lon Bell, the only remaining shareholder. The remaining 81,420 shares were canceled. In conjunction with the sale of the EV subsidiary, (Notes 1 and 14), all shares of Class B Common Stock were acquired by the Company and canceled.

Note 10 -- Stock Warrants

Warrants Issued in Connection with the Preferred Financing

  In conjunction with the Preferred Financing (Note 8), the Company issued contingent warrants to purchase shares of Class A Common Stock at exercise prices ranging from $2.67 to $51.25 in exchange for $1,000. At December 31, 1999, the Company had outstanding contingent warrants to issue 1,229,574 shares of Class A Common Stock. Effective March 27, 2000, as a result of the issuance to Ford Motor Company of a warrant to purchase shares of the Company's Class A Common Stock (Note 17), the Company had outstanding contingent warrants to issue 1,266,456 shares of Class A Common Stock. The warrants can only be exercised to the extent that certain other warrants to purchase Class A Common Stock are exercised by existing warrant holders and then only in the proportion of the Company's equity purchased and at the same exercise price as the exercising warrant holders. The proceeds of the preferred financing were allocated between the preferred stock and the warrants based on the relative fair values of the preferred stock and the warrants. The value allocated to the warrants granted was less than $1,000. The warrants are exercisable at any time prior to dates ranging from December 28, 2000 to March 23, 2004. None of the warrants had been exercised as of December 31, 1999.

  Also in conjunction with the Preferred Financing (Note 8), the Company granted to financial advisors warrants to purchase 45,000 shares of Class A Common Stock at exercise prices ranging from $2.67 to $5.30. The fair value of the warrants granted, as determined using the Black-Scholes model was $1,000 and was reflected as paid-in capital. The warrants are exercisable at various dates ranging from March to June 2004 and none had been exercised as of December 31, 1999.

  In conjunction with the issuance of bridge notes as described in (Note 7), the note holders received warrants to purchase 300,000 shares of Class A Common Stock at an exercise price of $1.03. Such warrants would only become exercisable at anytime during a period beginning on the date that the Preferred Financing was terminated and ending five years after such date, but would terminate upon the closing of the Preferred Financing. The fair value of the warrants granted was $9,000 and was recorded as interest expense. Upon the closing of the Preferred Financing in June 1999, (Note 8), these warrants were canceled.

Warrants Issued in Connection with Public Offerings

  In connection with debt financing obtained in 1996 and the follow-on public offering completed in 1997 (Note 9), at December 31, 1999, the Company had in the aggregate 7,094,000 outstanding warrants to issue 1,418,800 shares of Class A Common Stock (324,000 shares related to the 1996 debt financing and 1,094,800 shares related to the 1997 public offering). At December 31, 1999, each registered warrant holder was entitled to convert five warrants for one share of Class A Common Stock at an exercise price of $25.00.

  Effective March 27, 2000, as a result of the issuance to Ford Motor Company of a warrant to purchase shares of the Company's Class A Common Stock (Note
17) and subject to the surrender by holders of existing warrant certificates, the Company had in the aggregate 7,343,880 outstanding warrants to issue 1,468,776 shares of Class A Common Stock. As of such date, each registered warrant holder was entitled to convert five warrants for one share of Class A Common Stock at an exercise price of $24.149.

  On March 30, 2000, the Company announced its election to reduce by a factor of five the number of outstanding warrants, rather than continue to require five warrants to be exercised in order to acquire one share of Class A Common Stock. Each warrant outstanding after making this adjustment will represent the same interest as five outstanding warrants. As a result of this election and subject to the surrender by holders of existing warrant certificates and the cancellation of any warrants to acquire less than one share of Class A Common Stock, the Company will have in the aggregate 1,468,776 outstanding warrants to issue 1,468,776 shares of Class A Common Stock, with each registered warrant holder entitled to convert one warrant for one share of Class A Common Stock at an exercise price of $24.149.

   The Company may, upon 30 days' written notice, redeem each Class A Warrant in exchange for $.05 per Class A Warrant, provided that before any such redemption, the closing bid price of the Class A Common Stock as reported by the NASDAQ SmallCap Market or the closing bid price on any national exchange (if the Company's Class A Common Stock is listed thereon) shall have, for 30 consecutive days ending within 15 days of the date of the notice of redemption, averaged in excess of $43.75 (subject to adjustment in the event of any stock splits or other similar events). As of December 31, 1999, the Company had not exercised this option and none of these warrants had been exercised.

  In connection with the Company's June 1993 initial public offering of its common stock, the Company issued to third parties warrants to purchase 12,000 shares of Class A Common Stock at $51.25 per share as a financial advisory fee. These warrants expire on December 28, 2000 and none of the warrants had been exercised as of December 31, 1999.

Note 11 -- Stock Options

1993 and 1997 Stock Option Plans

  Under the Company's 1997 and 1993 Stock Option Plans (the "Plans"), as amended in June 1995, 150,000 and 110,000 shares, respectively of the Company's Class A Common Stock are reserved for issuance, pursuant to which officers and employees of the Company as well as other persons who render services to or are otherwise associated with the Company are eligible to receive qualified ("incentive") and/or non-qualified stock options. On June 23, 1999, the Board of Directors approved an amendment to the 1997 Stock Option Plan to increase the maximum number of shares of Common Stock that may be delivered pursuant to all Options (including both Nonqualified Stock Options and Incentive Stock Options) granted not to exceed 1,300,000 shares. This amendment is subject to shareholder approval.

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

Options Granted by Vice Chairman ("Bell Options")

  Dr. Lon E. Bell, the Vice Chairman and founder of the Company, had granted options to purchase shares of his Class A Common Stock, 75% of which were Escrowed Contingent Shares (Note 9). The holder of these options could exercise the portions of his options related to Escrowed Contingent Shares only upon release of these shares from escrow as Class A Common Stock. As discussed in Note 9, shares held in escrow were released on April 30, 1999 as Class B Common Stock. As such, all options to purchase shares of Dr. Bell's Class A Common Stock were canceled. In conjunction with the sale of the EV subsidiary (Notes 1 and 14), all shares of Class B Common Stock were canceled.

  The following table summarizes stock option activity:

                                          1993 and 1997
                                        Stock Option Plans    Bell Options
                                        ------------------ -------------------
                                                  Weighted            Weighted
                              Shares    Number of Average  Number of  Average
                             Available   Options  Exercise  Options   Exercise
                             For Grant   Granted   Price    Granted    Price
                             ---------  --------- -------- ---------  --------
Outstanding at December 31,
 1996.......................   312,059    53,165   $47.20   135,386    $12.00
Granted.....................  (115,880)  115,880    17.50        --        --
Canceled....................    76,323   (53,408)   46.10   (13,305)    33.45
Exercised...................        --        --       --    (2,313)     5.75
                             ---------   -------   ------  --------    ------
Outstanding at December 31,
 1997.......................   272,502   115,637    18.45   119,768     13.55
Granted.....................  (120,995)  120,995     6.15        --        --
Canceled....................    27,370   (33,462)   13.15    (1,346)     5.75
                             ---------   -------   ------  --------    ------
Outstanding at December 31,
 1998.......................   178,877   203,170    11.95   118,422     13.25
Authorized.................. 1,150,000        --       --        --        --
Granted.....................  (759,000)  759,000     3.16        --        --
Canceled....................    28,776   (90,990)    8.03  (118,422)    13.25
                             ---------   -------   ------  --------    ------
Outstanding at December 31,
 1999.......................   598,653   871,180   $ 8.43        --    $   --
                             =========   =======   ======  ========    ======

  The following table summarizes information concerning currently outstanding and exercisable stock options for the 1993 and 1997 Stock Option Plans as of December 31, 1999:

                                                               Options Exercisable
                               Options Outstanding at                  at
                                 December 31, 1999              December 31, 1999
                       -------------------------------------- ---------------------
                                                    Weighted-             Weighted-
                                   Weighted-Average  Average    Number     Average
        Range of         Number       Remaining     Exercise  Vested and  Exercise
     Exercise Prices   Outstanding Contractual Life   Price   Exercisable   Price
     ---------------   ----------- ---------------- --------- ----------- ---------
         $ 1.55-
            3.06         643,700         9.44        $ 3.05     120,414    $ 3.06
      3.31- 3.88          91,000         8.88          3.59          --        --
      4.00-11.40          56,220         8.86          7.15       8,067     10.34
     13.15-18.15          75,000         2.16         17.25      64,998     17.11
     20.30-51.85           5,260         2.44         21.13       5,259     21.13
                         -------                                -------
                         871,180                                198,738
                         =======                                =======

  The Company accounts for these plans under APB Opinion No. 25. Had compensation expense for these plans been determined consistent with SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts in the following table. The pro forma compensation costs may not be representative of that to be expected in future years.

                                                                Years ended
                                                               December 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                              (In thousands,
                                                                except per
                                                                share data)
     Net loss
      As reported............................................ $(7,575) $(7,704)
      Pro forma..............................................  (9,401)  (8,274)
     Basic and diluted loss per share
      As reported............................................ $ (8.29) $ (4.03)
      Pro forma..............................................   (9.25)   (4.33)

  The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                 1993 and 1997
                                                                 Stock Option
                                                                     Plans
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
     Risk free interest rates.................................       6%       6%
     Expected dividend yield..................................     none     none
     Expected lives........................................... 4.5 yrs. 4.3 yrs.
     Expected volatility......................................      96%      60%

  The weighted average grant date fair values of options granted under the 1993 and 1997 Stock Option Plans during 1999 and 1998 were $3.14 and $6.26, respectively.

Note 12 -- Licenses

  Climate Control Seat System. In 1992, the Company obtained the worldwide license to manufacture and sell technology for a CCS system to individual automotive OEMs. Under the terms of the license agreement, royalties are payable based on cumulative net sales and do not require minimum payments. The Company has recorded royalty expense under this license agreement of $43,000, $43,000 and $18,000 in 1999, 1998 and 1997, respectively. These royalties are recorded as research and development expense.

  Radar System. In January 1994, the Company entered into a license agreement for exclusive rights in certain automotive applications to certain radar technology. Royalties are required to be paid based on cumulative net sales and are subject to minimum annual royalties beginning in 1995. The minimum royalty payments for 1997 were $150,000 and were expensed as research and development costs. This licensing agreement was converted to a non-exclusive agreement in 1998.

Note 13 -- Commitments

  The Company leases its current facility in Irwindale, California from a partnership controlled by Dr. Bell, a significant shareholder of the Company. The Company believes that the terms of the lease are at least as favorable as those that could be obtained from other lessors. The agreement expires on December 31, 2002, and requires the Company to pay $20,000 per month. The Company also leases certain equipment under operating leases, which expire through 2002. Rent expense under all of the Company's operating leases was $268,000, $266,000 and $415,000 for 1999, 1998 and 1997, respectively. Future minimum lease payments under all operating leases are $266,000, $258,000, $247,000, in 2000, 2001 and 2002 respectively, and nil thereafter.

  The Company has entered into certain office and computer equipment leases under long-term lease arrangements, which are reported as capital leases. The terms of the leases range from three to five years with interest rates ranging from 11.8% to 19.7%. Future minimum lease payments under these capital leases are $19,000, $6,000 and $6,000, respectively, for years ending December 31, 2000, 2001 and 2002 of which $4,000 represents total interest to be paid and $16,000 was included in liabilities at December 31, 1999.

Note 14 -- Related Party Transactions

  Dr. Bell, Vice Chairman of the Board and founder of the Company, co-founded CALSTART in 1992, served as its interim President, and for five years had served on CALSTART's Board of Directors and is a member of its Executive Committee. Included in accounts receivable at December 31, 1998 and 1999, was a receivable owed to the Company from CALSTART of $41,000 and nil, respectively, relating primarily to amounts withheld from payments made by CALSTART under several development programs.

  On March 23, 1999, the Company's Board of Directors agreed to form a subsidiary to hold the Company's EV operations. Pursuant to discussions held among the Company's Board of Directors and Dr. Bell, Vice Chairman of the Board and a significant shareholder of the Company, the Company agreed to sell to Dr. Bell a 15% interest in the EV subsidiary for $88,000. On March 29, 1999, the 15% was sold to Dr. Bell and was reflected as paid-in capital. On May 26, 1999, the shareholders voted to sell the remaining interest, 85%, of the EV subsidiary to Dr. Bell in exchange for all of his Class B Common Stock (Note 9). The Company recorded a loss of $36,000 on the transfer of related assets to Dr. Bell.

Note 15 -- Joint Venture Agreement

  On July 24, 1997, the Company entered into a joint venture agreement with Yazaki Corporation ("Yazaki") to develop and market the Company's Interactive Voice System (IVS(TM)), a voice-activated navigation system. Under the terms of the agreement, the Company received $1,800,000 in cash and a note receivable for $1,000,000 in consideration for the net assets related to the Company's voice interactive technology totaling $89,000. In addition, the Company incurred costs of $348,000 associated with the sale. In 1998, the Company received $971,000 in payment of the remaining $1,000,000 noted above. The $971,000 is net of approximately $29,000 of prior year navigation system related expenses owed by the Company to IVS.

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

  The Company's reportable segments are as follows:

  . Climate Control Seats (CCS) -- variable temperature climate control seat system designed to improve the temperature comfort of automobile occupants.

  . Radar -- radar-based sensing system that detects objects by reflecting radar signals near the automobile and provides an audible or visual signal as the driver approaches the object.

  . Electric Vehicle Systems (EV) -- design and development of electric vehicles and related components. As discussed in Notes 1 and 14, all EV related assets were sold to Dr. Bell, a significant shareholder of the Company. Also, as discussed in Note 1, the Company's Board of Directors decided to suspend funding of the EV program in August 1998.

  . Interactive Voice Navigation System (IVS) -- voice recognition technology incorporating proprietary features and computer systems which allows the driver to receive directions to their destination while driving their vehicle. In 1997, the Company entered into a joint venture agreement whereby all related assets were sold (Note 15).

  The table below presents information about the reported revenues and operating loss of Amerigon for the years ended December 31, 1999, 1998 and 1997 (in thousands). Asset information by reportable segment is not reported, since management does not produce such information.

                                                         Reconciling      As
                           CCS    Radar    EV      IVS      Items      Reported
                         -------  -----  -------  -----  -----------   --------
   1999
    Revenue............. $   784  $  --  $    --  $  --    $    --     $   784
    Operating loss......  (3,316)  (847)      --     --     (3,481)(1)  (7,644)
   1998
    Revenue.............     396    329       45     --         --         770
    Operating loss......  (2,844)  (455)    (545)    --     (4,098)(1)  (7,942)
   1997
    Revenue.............     451    135      611    111         --       1,308
    Operating loss......    (978)  (702)  (1,194)  (501)    (4,471)(1)  (7,846)

---------------------
(1) Represents selling, general and administrative costs of $3,255,000, $3,752,000 and $4,309,000, respectively, and depreciation expense of $226,000, $346,000 and $162,000, respectively, for years ended December 31, 1999, 1998 and 1997.

  Revenue information by geographic area (in thousands):

                                                               1999 1998  1997
                                                               ---- ---- ------
     United States--Commercial................................ $491 $ 58 $  211
     United States--Government................................   --  103    416
     Asia.....................................................  247  461    556
     Europe...................................................   46  148    125
                                                               ---- ---- ------
     Total Revenues........................................... $784 $770 $1,308
                                                               ==== ==== ======

  In 1999, two customers (CCS), one foreign and one commercial, represented 30% and 53%, respectively, of the Company's sales. In 1998 three customers, two foreign (CCS) and one government (Radar) represented 12%, 30% and 13%, respectively, of the Company's sales. In 1997, three customers, one foreign and one government (EV) and one foreign (CCS/Radar) represented 11%, 30% and 19%, respectively, of the Company's sales.

Note 17 -- Subsequent Events

Bridge Facility

  In March 2000, the Company obtained a loan from Big Star for an initial advance of $1.5 million and, at the Company's request and subject to Big Star's sole discretion, additional advances of up to an additional
$2.5 million. The advances accrue interest at 10% per annum, payable at maturity or on the date of any prepayment. The principal and accrued interest of the initial loan are convertible at any time into Class A Common Stock at a conversion price (the "Conversion Price") equal to the average closing bid price of the Common Stock during the ten days preceding the date of the bridge loan (the "Market Price"). The Conversion price will be adjusted in the event the Company issues in excess of $5 million of equity securities in an offering at an issuance price that is less than the Market Price with respect to the bridge loan. Additional advances will also be convertible based on the average price of the Company's Class A Common Stock during the ten days preceding such additional advances. The loans are due on the earlier of August 31, 2000, or upon the occurrence of a Trigger Event as defined as an event that the Company (or its Board of Directors) shall have authorized, recommended, proposed or publicly announced its intention to enter into (or has failed to recommend rejection of) any tender or exchange offer, merger consolidation, liquidation, dissolution, business combination, recapitalization, acquisition, or disposition of a material amount of the assets or securities or any comparable transaction which has not been consented to in writing by Big Star. The Company has granted liens on substantially all of its assets as collateral for this loan. Warrants to purchase Class A Common Stock of the Company were also issued in connection with the loan for the number of shares equal to 10% of the principal amount of the advances made divided by the conversion price. The exercise price for the warrants and provision for future adjustments to their exercise prices are the same as for the loans.

Ford Agreement

  On March 27, 2000, the Company entered into a Value Participation Agreement ("VPA") with the Ford. Pursuant to the VPA, Ford agreed that, through December 31, 2004, the Company has the exclusive right to manufacture and supply CCS units to Ford's tier 1 suppliers for installation in Ford, Lincoln and Mercury branded vehicles produced and sold in North America (other than Ford branded vehicles produced by Auto Alliance, Inc.). Ford is not obligated to purchase any CCS units under the VPA.

  As part of the VPA, the Company will grant to Ford warrants exercisable for Class A Common Shares. A warrant for the right to purchase 82,197 shares of Class A Common Stock at an exercise price of $2.75 per share was issued and fully vested on March 27, 2000. Additional warrants will be granted and vested based upon purchases by Ford of a specified number of CCS units in a given year throughout the length of the VPA. The exercise price of these additional warrants depends on when such warrants vest, with the exercise price increasing each year. If Ford does not achieve specific goals in any year, the VPA contains provisions for Ford to make up the shortfall in the next succeeding year. If Ford achieves all of the incentive levels required under the VPA, warrants will be granted and vested for an additional 986,364 shares of Class A Common Stock. The total number of shares subject to warrants which may become vested will be adjusted in certain circumstances for antidilution purposes, including an adjustment for equity issuances of up to $15 million on or before September 30, 2000, so that the percentage interest in the Company represented by the aggregate number of shares subject to warrants is not diluted by such issuances.

Modification of the Company's Certificate of Determination

  In March 2000, the holders of the Series A Preferred Stock entered into an agreement whereby, subject to shareholder approval, the holders agreed to amend the Company's Certificate of Determination to eliminate the provision as discussed in Note 8, which defined a merger, acquisition or sale of assets where there is change in control as a liquidation event.

Note 18 -- Unaudited Pro Forma Balance Sheet Information

  The unaudited pro forma balance sheet reflects the reclassification of the Series A Redeemable and Convertible Preferred Stock to equity as if the agreement to amend the Certificate of Determination, as discussed in Note 17, had occurred on December 31, 1999.

                             AMERIGON INCORPORATED

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1999, 1998 and 1997

                                 (In thousands)

                          Balance at  Charged to Charged to Deductions
                         Beginning of Costs and    Other       from    Balance at End
Description                 Period     Expenses   Accounts   Reserves    of Period
-----------              ------------ ---------- ---------- ---------- --------------
Allowance for Doubtful
 Accounts
Year Ended December 31,
 1997...................   $    80      $   --      $ --      $  --       $    80
Year Ended December 31,
 1998...................        80          27        --         (6)          101
Year Ended December 31,
 1999...................       101          16        --        (59)           58

Allowance for Inventory
Year Ended December 31,
 1997...................        --          --        --         --            --
Year Ended December 31,
 1998...................        --         100        --         --           100
Year Ended December 31,
 1999...................       100         121                 (101)          120

Allowance for Deferred
 Income Tax Assets
Year Ended December 31,
 1997...................     7,161       2,885        --         --        10,046
Year Ended December 31,
 1998...................    10,046       3,021        --         --        13,067
Year Ended December 31,
 1999...................    13,067       2,872        --         --        15,939

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Amerigon Incorporated

                                                 /s/ Richard A. Weisbart
                                          By: _________________________________
                                                    Richard A. Weisbart
                                                 President, Chief Executive
                                                           Officer
                                                and Chief Financial Officer

          March 30, 2000
  -------------------------------
              (Date)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             Signature                         Capacity                 Date
             ---------                         --------                 ----

    /s/ Richard A. Weisbart          President, Chief Executive    March 30, 2000
____________________________________  Officer and Chief Financial
        Richard A. Weisbart           Officer

     /s/ Lon E. Bell, Ph. D          Vice Chairman of the Board    March 30, 2000
____________________________________  and Chief Technology
        Lon E. Bell, Ph. D.           Officer

      /s/ Roy A. Anderson            Director                      March 30, 2000
____________________________________
          Roy A. Anderson

       /s/ John W. Clark             Director                      March 30, 2000
____________________________________
           John W. Clark

     /s/ Oscar B. Marx, III          Chairman of the Board         March 30, 2000
____________________________________
         Oscar B. Marx, III

         /s/ Paul Oster              Director                      March 30, 2000
____________________________________
             Paul Oster

      /s/ James J. Paulsen           Director                      March 30, 2000
____________________________________
          James J. Paulsen

      /s/ Sandra L. Grouf            Controller                    March 30, 2000
____________________________________  (Principal Accounting
          Sandra L. Grouf             Officer)