Form 10-Q
period 2000-03-31
AMERIGON INC
filed 2000-05-15
CIK 903129

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE

                 For the quarterly period ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from __________________ to ________________.

                       Commission File Number: 0 - 21810
                                               ---------


                             AMERIGON INCORPORATED
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           California                                     95-4318554
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5462 Irwindale Avenue, Irwindale,
California                                                  91706
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code: (626) 815-7400

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                ---    ---

 At May 1, 2000, the registrant had 1,914,089 shares of Class A Common Stock, no par value, issued and outstanding.

                             AMERIGON INCORPORATED

                               TABLE OF CONTENTS


Part I.            FINANCIAL INFORMATION


   Item 1.         Financial Statements

                   Balance Sheet                                          3

                   Statement of Operations                                4

                   Statement of Cash Flows                                5

                   Notes to Unaudited Financial Statements                6

   Item 2.         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        10

   Item 3.         Quantitative and Qualitative Disclosures About        13
                    Market Risk

Part II            OTHER INFORMATION


   Item 2.         Changes in  Securities and Use of Proceeds            14

   Item 6          Exhibits and Reports on Form 8-K                      14


   Signatures                                                            15

                                      (2)

Part 1

                             AMERIGON INCORPORATED

                                 BALANCE SHEET
                                (In thousands)

                                                                                March 31,              December 31,
                                                                                  2000                     1999
                                                                            ------------------      -------------------
                                                                               (Unaudited)
                                              ASSETS
Current Assets:
    Cash & cash equivalents                                                       $  1,104                  $  1,647
    Accounts receivable less allowance of $58 at March 31, 2000 and
        December 31, 1999                                                              779                       282
    Inventory                                                                          477                       490
    Prepaid expenses and other assets                                                  426                       251
                                                                                  --------                  --------
          Total current assets                                                       2,786                     2,670

Property and equipment, net                                                            978                     1,051
Deferred exclusivity fee                                                             1,148                        --
                                                                                  --------                  --------
          Total assets                                                            $  4,912                  $  3,721
                                                                                  ========                  ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable                                                              $    766                  $    592
    Accrued liabilities                                                              1,009                       597
    Bridge loan payable less debt discount of $80 at March 31, 2000                  1,420                         -
                                                                                  --------                  --------
          Total current liabilities                                                  3,195                     1,189

Long term portion of capital lease                                                       9                        11
                                                                                  --------                  --------
          Total liabilities                                                          3,204                     1,200
                                                                                  --------                  --------

Mandatorily redeemable preferred stock:
    Series A - Preferred Stock - no par value; redeemable and convertible;
          9 shares authorized, none and 9 issued and outstanding at March 31,
          2000 and December 31, 1999; liquidation preference of $9,315                   -                     8,267
                                                                                  --------                  --------
Shareholders' equity (deficit):
    Preferred stock:
          Series A - no par value; convertible; 9 shares authorized, 9 and none issued and outstanding at March 31, 2000 and December 31, 1999;
           liquidation preference of $9,315                                          8,267                         -
    Common stock;
          Class A - no par value; 20,000 shares authorized, 1,914 and 1,910
           issued and outstanding at March 31, 2000 and  December 31, 1999          28,161                    28,149
          Class B - no par value; 600 shares authorized, none issued and
           outstanding                                                                   -                         -
    Paid-in capital                                                                 11,326                    10,059
    Deferred compensation                                                             (102)                      (74)
    Accumulated deficit                                                            (45,944)                  (43,880)
                                                                                  --------                  --------
          Total shareholders' equity (deficit)                                       1,708                    (5,746)
                                                                                  --------                  --------
          Total liabilities and shareholders' equity (deficit)                    $  4,912                  $  3,721
                                                                                  ========                  ========

          See accompanying notes to the condensed financial statements

                                      (3)

                             AMERIGON INCORPORATED

                            STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                        Three Months
                                                                                     Ended March 31,
                                                                        ---------------------------------------
                                                                              2000                  1999
                                                                        -----------------      ----------------
Revenues:
   Product sales                                                                 $   954               $    17
   Development contracts                                                              80                   203
                                                                                 -------               -------
             Total revenues                                                        1,034                   220

Costs and expenses:
   Product                                                                           852                    32
   Development contracts                                                             274                   447
   Research and development                                                          647                   534
   Selling, general and administrative                                             1,320                   860
                                                                                 -------               -------
             Total costs and expenses                                              3,093                 1,873

                                                                                 -------               -------
Operating loss                                                                    (2,059)               (1,653)

Interest income                                                                       10                    16
Interest expense                                                                     (15)                   (2)
                                                                                 -------               -------
Net loss                                                                         $(2,064)              $(1,639)
                                                                                 =======               =======

Basic and diluted net loss per share                                             $ (1.08)              $ (0.86)
                                                                                 =======               =======

Weighted average number of common shares outstanding                               1,912                 1,910
                                                                                 =======               =======

         See accompanying notes to the condensed financial statements

                                      (4)

                             AMERIGON INCORPORATED

                            STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                          Three Months Ended March 31,
                                                                                      ----------------------------------------
                                                                                          2000                         1999
                                                                                      -----------                   ----------
Operating Activities:
   Net loss                                                                              $(2,064)                     $(1,639)
   Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization                                                             103                           92
   Provision for doubtful accounts                                                             -                          (74)
   Compensation from grant of non-employee stock options and
     warrants                                                                                  -                           12
   Change in operating assets and liabilities:
     Accounts receivable                                                                    (497)                          50
     Inventory                                                                                13                            9
     Prepaid expenses and other assets                                                       (35)                         (80)
     Accounts payable                                                                        174                           66
     Deferred revenue                                                                          -                          (44)
     Accrued liabilities                                                                     412                          166
                                                                                         -------                      -------
    Net cash used in operating activities                                                 (1,894)                      (1,442)
                                                                                         -------                      -------
Investing Activities:
   Purchase of property and equipment                                                       (159)                         (31)
                                                                                         -------                      -------
Financing Activities:
   Proceeds from exercise of stock options                                                    12                            -
   Repayment of capital lease                                                                 (2)                          (5)
   Proceeds from bridge financing                                                          1,500                          300
   Sale of shares in consolidated subsidiary                                                   -                           88
                                                                                         -------                      -------
    Net cash provided by financing activities                                              1,510                          383
                                                                                         -------                      -------

    Net decrease in cash and cash equivalents                                               (543)                      (1,090)
                                                                                         -------                      -------

     Cash and cash equivalents at beginning of period                                      1,647                        1,667
                                                                                         -------                      -------
     Cash and cash equivalents at end of period                                          $ 1,104                      $   577
                                                                                         =======                      =======

          See accompanying notes to condensed financial statements


                                      (5)

                             AMERIGON INCORPORATED

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 1 - The Company:

  Amerigon Incorporated (the "Company"), was incorporated in California in April 1991, and is a developer, marketer and manufacturer of proprietary, high technology electronic components and systems for sale to car and truck original equipment manufacturers ("OEMs"). The Company is currently focusing the majority of its efforts on the introduction of its primary product, a Climate Control Seat(TM) ("CCS(TM)"), which provides both heating and cooling to seat occupants. The Company has one other product under development, the AmeriGuard(TM) radar-based speed and distance sensor system, which alerts drivers to the presence of objects near the vehicle.

Note 2 - Basis of Presentation and Summary of Certain Accounting Policies:

     The accompanying financial statements as of March 31, 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation have been included. The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

     Certain amounts have been reclassified from the prior year Form 10-Q to conform to current period presentation.

Note 3 - Going Concern

     The Company has suffered recurring losses and negative cash flows from operations since inception and has a significant accumulated deficit. Consequently, in order to fund continuing operations and complete product development, the Company will need to raise additional financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due. In this regard, on March 16, 2000, the Company entered into a Bridge Loan facility for up to $4 million, of which $2.5 million has been borrowed (See Notes 5 and 9), which is due at the earlier of August 31, 2000 or the occurrence of certain Trigger Events, as described in Note 5. Management is seeking additional sources of permanent equity or long-term financing to fund its operations. The outcome of such efforts to obtain additional financing cannot be assured.

                                      (6)

Note 4 - Net Loss per Share

     The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Because their effects are anti-dilutive, net loss per share for the quarters ended March 31, 2000 and 1999 does not include the effect of:

                                                                  Three Months Ended
                                                                       March 31,
                                                ----------------------------------------------------
                                                                   2000                         1999
                                                -----------------------      ------------------------
Stock options outstanding for:
     1993 and 1997 Stock Option Plans                           881,680                      193,502

Options granted by an officer to
     directors and officers                                           -                      118,422

Shares of Class A Common Stock
     issuable upon the exercise of warrants                   2,845,489                    1,946,200

Common stock issuable upon the
     conversion of Series A Preferred Stock                   5,373,134                            -

Class B Common Stock                                                  -                      600,000
                                                -----------------------     ------------------------
Total                                                         9,100,303                    2,858,124
                                                =======================     ========================

Note 5 - Bridge Loan

          On March 16, 2000, the Company obtained a loan from Big Star Investments LLC (a limited liability company owned by Westar Capital II and TMW Enterprises, the Company's two principal shareholders) for an initial advance of $1.5 million and, at the Company's request and subject to Big Star's sole discretion, additional advances of up to an additional $2.5 million. The advances accrue interest at 10% per annum, payable at maturity or on the date of any prepayment. The principal and accrued interest of the initial loan are convertible at any time into Class A Common Stock at a conversion price (the "Conversion Price") equal to the average closing bid price of the Common Stock during the ten days preceding the date of the bridge loan (the "Market Price"). In the event the Company issues in excess of $5 million of equity securities in an offering at an issuance price that is less than the Market Price with respect to the bridge loan, the Conversion Price will be adjusted to the equity issuance price. Additional advances will also be convertible based on the average price of the Company's Class A Common Stock during the ten days preceding such additional advances. The loans are due on the earlier of August 31, 2000, or upon the occurrence of a Trigger Event as defined as an event that the Company (or its Board of Directors) shall have authorized, recommended, proposed or publicly announced its intention to enter into (or has failed to recommend rejection of) any tender or exchange offer, merger, consolidation, liquidation, dissolution, business combination, recapitalization, acquisition, or disposition of a material amount of the assets or securities or any comparable transaction which has not been consented to in writing by Big Star. The loans are collateralized by substantially all of the Company's assets.

     In connection with the Bridge Loan, the Company issued a warrant for the right to purchase 7,963 shares of the Company's Class A Common Stock (an amount equal to 10% of the principal amount of the advances made divided by the conversion price of $18.84). The conversion price of the warrants is adjustable in the same manner as the loan. The proceeds of the bridge loan were allocated among the bridge loan and the warrants based upon their relative fair values. The allocated value of the warrants of $88,000 results in a discount to the loan.

                                      (7)

Note 6 - Ford Agreement

     On March 27, 2000, the Company entered into a Value Participation Agreement ("VPA") with Ford Motor Company ("Ford"). Pursuant to the VPA, Ford agreed that, through December 31, 2004, the Company has the exclusive right to manufacture and supply CCS units to Ford's tier 1 suppliers for installation in Ford, Lincoln and Mercury branded vehicles produced and sold in North America (other than Ford badged vehicles produced by Auto Alliance, Inc.). Ford is not obligated to purchase any CCS units under the VPA.

     As part of the VPA, the Company will grant to Ford warrants exercisable for Class A Common Stock. A warrant for the right to purchase 82,197 shares of Class A Common Stock at an exercise price of $2.75 per share was issued and
fully vested on March 27, 2000.   The fair value of the warrant of $1,148,000
was determined using the Black-Scholes valuation method and was recorded as a deferred exclusivity fee on the balance sheet. This fee will be amortized on a straight-line basis from April 2000 to December 2004, the initial term of the Agreement. Additional warrants will be granted and vested based upon purchases by Ford of a specified number of CCS units throughout the length of the VPA. The exercise price of these additional warrants depends on when such warrants vest, with the exercise price increasing each year. If Ford does not achieve specific goals in any year, the VPA contains provisions for Ford to make up the shortfall in the next succeeding year. If Ford achieves all of the incentive levels required under the VPA, warrants will be granted and vested for an additional 986,364 shares of Class A Common Stock. The total number of shares subject to warrants which may become vested will be adjusted in certain circumstances for antidilution purposes, including an adjustment for equity issuances of up to $15 million on or before September 30, 2000, so that the percentage interest in the Company represented by the aggregate number of shares subject to warrants is not diluted by such issuances.

Note 7 - Segment Reporting

     The tables below present segment information about the reported revenues and operating loss of Amerigon for the three months ended March 31, 2000 and 1999 (in thousands). Asset information by reportable segment is not reported since management does not produce such information.

 For the quarters                                     Reconciling                    As
 ended March 31,         CCS            Radar            Items                    Reported
--------------------------------------------------------------------       --------------------
2000
   Revenue               $1,034        $   -          $     -                $     1,034
   Operating Loss          (663)         (76)          (1,320) (1)                (2,059)

1999
   Revenue                  220            -                -                        220
   Operating Loss          (584)         (209)           (860) (1)                (1,653)

------------------

(1) Represents selling, general and administrative costs of $1,251,000 and $803,000, respectively, and depreciation expense of $69,000 and $57,000, respectively, for the quarters ended March 31, 2000 and 1999.

                                      (8)

Revenue information by geographic area (in thousands):


                                                       Quarters Ended March 31,
                                                  ------------------------------------
                                                       2000                 1999
                                                  ---------------      ---------------
United States - Commercial                            $1,022                 $ 126
Asia                                                      12                    89
Europe                                                     -                     5
                                                  ---------------      ---------------

Total Revenues                                        $1,034                 $ 220
                                                  ===============      ===============

   For the quarter ended March 31, 2000, one commercial customer (CCS), represented 90% of the Company's sales. For the quarter ended March 31, 1999, one foreign customer (CCS) and one domestic customer (CCS) represented 41% and 57% of the Company's sales, respectively.

Note 8 - Accrued Liabilities

Details of Accrued liabilities (in thousands):

                                     March 31,             December 31,
                                       2000                   1999
                                   ------------            ------------
Accrued salaries                        $  557                   $220
Accrued vacation                           210                    187
Other accrued liabilities                  242                    190
                                   ------------            -----------
Total Accrued Liabilities               $1,009                   $597
                                   ============            ===========


Note 9 - Subsequent Events

   On April 19, 2000, the Company effected a one-for-five reduction in its outstanding, publicly traded, Class A Warrants. Due to this reduction, only one Class A Warrant is required to purchase one share of Class A Common Stock. The total number of publicly traded Class A Warrants outstanding is now approximately 1,468,755, down from approximately 7,343,775, prior to the reduction. As a result of the warrant issued to Ford, the total exercise price for each publicly traded warrant has been lowered from $25.00 to $24.149. The Company's Class A warrants are temporarily trading under the symbol ARGMW until May 17, 2000, at which point they will resume trading under the symbol ARGNW.

   On May 10, 2000, the Company was advanced an additional $1,000,000 under the bridge loan agreement with Big Star (See Note 5). The Company issued an additional warrant for 10,146 shares of Class A common stock related to this loan.


                                      (9)

                                     ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     Amerigon Incorporated (the "Company") is in the business of developing and manufacturing vehicle components for automotive original equipment manufacturers ("OEMs"). The Company was incorporated in California on April 23, 1991 as a research and development entity focused on creating electric vehicles ("EV"). During 1998, the Company decided to suspend funding activities associated with EV and directed its resources to developing and commercializing the Climate Control Seat ("CCS(TM)") and Radar for Maneuvering and Safety ("AmeriGuard"), which are both products of the Company's research. On May 26, 1999, the shareholders of the Company voted to discontinue EV operations. As a result, the Company is now principally positioned to bring to market the CCS and AmeriGuard product lines and accordingly has incurred significant sales and marketing, prototype and engineering expenses to gain orders for production vehicles.

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

Results of Operations

First Quarter 2000 Compared with First Quarter 1999
---------------------------------------------------

     Revenues. Revenues for the three months ended March 31, 2000 ("First Quarter 2000") were $1,034,000 as compared with revenues of $220,000 in the three months ended March 31, 1999 ("First Quarter 1999"). The increase in revenues was due primarily to product shipments to Johnson Controls Incorporated ("JCI") of the Company's CCS of $920,000. Development contracts decreased $123,000 from First Quarter 1999 due to the completion of most development activity for new CCS platforms in the first quarter 2000.

     Product Cost. Product cost increased $820,000 in the First Quarter 2000 from $32,000 in the First Quarter 1999. The increase is due to the shipments to JCI of CCS units in the First Quarter 2000. The Company anticipates product costs to increase in absolute dollars while decreasing as a percentage of revenue.

     Development Contracts. Development contract costs incurred in the First Quarter 2000 were $274,000 compared to $447,000 in the First Quarter 1999. The decrease is due to the completion of most development activity for new CCS platforms in the First Quarter 2000 and the reimbursement of engineering expense associated with a joint research project with the State of New Mexico for AmeriGuard of $99,000.

                                      (10)

     Research and Development Expenses. Research and development expenses increased to $647,000 in First Quarter 2000 from $534,000 in First Quarter 1999. The increase was due to higher levels of research and development activity on the Company's CCS.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased to $1,320,000 in First Quarter 2000 compared to $860,000 in First Quarter 1999. The change was due to costs associated with the launch of the Lincoln Navigator CCS program.

Liquidity and Capital Resources

     At March 31, 2000, the Company had negative working capital of $409,000.
On March 16, 2000, the Company entered into a secured bridge loan with Big Star for up to $4 million which bears interest at 10% per annum and matures upon the earlier of August 31, 2000, or upon the occurrence of a Trigger Event as defined as an event that the Company (or its Board of Directors) shall have authorized, recommended, proposed or publicly announced its intention to enter into (or has failed to recommend rejection of) any tender or exchange offer, merger, consolidation, liquidation, dissolution, business combination, recapitalization, acquisition, or disposition of a material amount of the assets or securities or any comparable transaction which has not been consented to in writing by Big Star. The bridge loan is necessary to allow the Company to continue operations pending the raising of additional financing. The amount of the bridge loan may not be adequate even if fully drawn.

     The Company's principal sources of operating capital have been the proceeds of its various financing transactions and, to a lesser extent, CCS product revenues, development contracts and sales of prototypes to customers.

     Cash and cash equivalents decreased by $543,000 for the First Quarter 2000 primarily due to cash used in operating activities of $1,894,000, which was mainly attributable to increases in product costs and SG&A expenses. Investing activities used $159,000 related to the purchase of property and equipment. Financing activities provided $1,510,000 due primarily to $1,500,000 received from the bridge loan.

     The Company expects to incur losses for the foreseeable future, until it begins selling units in the automotive market with an appropriate margin and volume. Even with the shipments of volume production for the Lincoln Navigator SUV platform, the revenue generated from the initial orders will not be sufficient to meet the Company's operating needs. The Company will need to raise additional cash from financing sources before the Company can achieve profitability from its operations. There can be no assurance that profitability can be achieved in the future. Although the Company has begun limited production on its CCS product, larger orders for the CCS product and the ability to begin production on the AmeriGuard product will require significant expenses for tooling and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing of these products. The Company does not intend to pursue any more significant development contracts to fund operations and therefore is highly dependent on its current working capital sources. Future financing will

                                      (11)
be required and there can be no assurance that additional financing will be available in the future or that it will be available on favorable terms.

Other Information

     Certain matters discussed or referenced in this report, including the Company's intention to develop, manufacture and market the CCS and AmeriGuard products and the Company's expectation of reduced revenues and continuing losses for the foreseeable future, are forward looking statements. Other forward looking statements may be identified by the use of forward looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of such terms. Such statements are based upon management's current expectations and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such risks and uncertainties include the market demand for and performance of the Company's products, the Company's ability to develop, market and manufacture such products successfully, the viability and protection of the Company's patents and other proprietary rights, and the Company's ability to obtain new sources of financing. Additional risks associated with the company and its business and prospects are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                      (12)

                                     ITEM 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company places its investments in debt instruments of the U.S. government and in high-quality corporate issuers. As stated in its policy, the Company seeks to ensure the safety and preservation of its invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

     There have been no material changes since the Form 10-K was filed for the Company's year ended December 31, 1999.

                                      (13)

PART II

                               OTHER INFORMATION


ITEM 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

     On March 16, 2000, the Company issued a warrant to purchase up to 7,963 shares of Class A Common Stock of the Company to Big Star Investments LLC ("Big Star") in connection with the Company entering into a secured bridge loan with Big Star for up to $4.0 million. The warrant expires in five years and allows Big Star to purchase Class A Common Stock of the Company at $18.84 per share. The warrant was exempt from registration under Section 4(2) of the Securities Act of 1933.

     On March 27, 2000, the Company issued a warrant to purchase up to 82,197 shares of Class A Common Stock of the Company to Ford Motor Company ("Ford") pursuant to the terms of the Value Participation Agreement dated March 27, 2000, between Ford and the Company. The Warrant, which expires in March 2007, allows Ford to purchase shares of Class A Common Stock of the Company at $2.75 per share. The warrant was exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits
             4.1    Bridge Loan Warrant dated March 16, 2000 (1)
             4.2    Ford Warrant dated March 27, 2000
            10.1    Credit Agreement dated March 16, 2000 between the Company
                     and Big Star (1)
            10.2 Security Agreement dated March 16, 2000 between the Company and Big Star (1)
            10.3 Patent and Trademark Security Agreement dated March 16, 2000 between the Company and Big Star (1)
            10.4 Letter to Amerigon Incorporated Regarding Series A Preferred Stock (1)
            10.5 Value Participation Agreement dated March 27, 2000 between the Company and Ford Motor Company

            27.     Financial Data Schedule

            (b)     Reports on Form 8-K

            None
________________________________________________________________________________
(1) Previously filed as an exhibit to the Company's Annual Report on Form 10 K for the period ended December 31, 1999 and incorporated herein by reference.



                                      (14)

                                   Signature
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Amerigon Incorporated
                                      ------------------------
                                      Registrant



Date: May 15, 2000                    /s/ Richard A. Weisbart
                                      ------------------------
                                      Richard A. Weisbart
                                      Chief Executive Officer



                                      /s/ Sandra L. Grouf
                                      -----------------------
                                      Sandra L. Grouf
                                      Controller
                                      (Chief Accounting Officer)