Form 10-Q
period 2000-06-30
AMERIGON INC
filed 2000-08-14
CIK 903129

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE

                  For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________.

                       Commission File Number: 0 - 21810
                                               ---------


                             AMERIGON INCORPORATED
                             ---------------------
            (Exact name of registrant as specified in its charter)

           California                                      95-4318554
-----------------------------------           ------------------------------------
  (State or other jurisdiction of             (I.R.S. Employer Identification No.)
   incorporation or organization)

5462 Irwindale Avenue, Irwindale, California                 91706
--------------------------------------------- -----------------------------------
  (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (626) 815-7400



 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                ---

 At August 4, 2000, the registrant had 4,427,482 shares of Class A Common Stock, no par value, issued and outstanding.

                                      (1)

                             AMERIGON INCORPORATED

                               TABLE OF CONTENTS




Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheet                                                      3

           Statement of Operations                                            4

           Statement of Cash Flows                                            5

           Notes to Unaudited Financial Statements                            6

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    14

  Item 3.  Quantitative and Qualitative Disclosures About                    17
            Market Risk

Part II    OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                         18

  Item 4.  Submission of Matters to a vote of security holders               19

  Item 6   Exhibits and Reports on Form 8-K                                  21

  Signatures                                                                 22

                                      (2)

                             AMERIGON INCORPORATED

                            CONDENSED BALANCE SHEET

                                (In thousands)

                                                                                          June 30,       December 31,
                                        ASSETS                                              2000            1999
                                                                                        ----------      -------------
                                                                                        (Unaudited)
Current Assets:
  Cash & cash equivalents                                                                 $  8,341          $  1,647
  Accounts receivabel less allowance of $55 at June 30, 2000 and $58 at
    December 31, 1999                                                                        1,035               282
  Inventory                                                                                  1,025               490
  Prepaid expenses and other assets                                                            415               251
                                                                                          --------          --------
    Total current assets                                                                    10,816             2,670

Property and equipment, net                                                                  1,025             1,051
Deferred exclusivity fee                                                                     1,307                 -
                                                                                          --------          --------
    Total assets                                                                          $ 13,148          $  3,721
                                                                                          ========          ========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                                                                        $  1,356          $    592
  Accrued Liabilities                                                                          554               597
  Deferred Revenue                                                                             126                 -
                                                                                          --------          --------
     Total current liabilities                                                               2,036             1,189

Long term portion of captial lease                                                               8                11
                                                                                          --------          --------
     Total liabilities                                                                       2,044             1,200
                                                                                          --------          --------

Mandatorily redeemable preferred stock:
  Series A-Preferred Stock-no par value; redeemable and convertible;
       9 shares authorized, none and 9 issued and outstanding at June 30, 2000
       and December 31, 1999                                                                     -             8,267
                                                                                          --------          --------

Shaeholders' equity (deficit):
   Preferred Stock:
   Series A -no par value; convertible; 9 shares authorized, 9 and none issued and outstanding at June 30, 2000 and December 31, 1999;
   liquidation preference of  $9,630                                                         8,267                 -
Common Stock:
   No par value;20,000 shares authorized, 4,427 and 1,910 issued
    and outstanding at June 30, 2000 and December 31, 1999                                  38,040            28,149
Paid-in capital                                                                             14,797            10,059
Deferred compensation                                                                         (102)              (74)
Accumulated deficit                                                                        (49,898)          (43,880)
                                                                                          --------          --------
Total shareholders' equity (deficit)                                                        11,104            (5,746)
                                                                                          --------          --------
Total liabilities and shareholders' equity (deficit)                                      $ 13,148          $  3,721
                                                                                          ========          ========

    See accompanying notes to the unaudited condensed financial statements

                                      (3)

                             AMERIGON INCORPORATED

                       CONDENSED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                 Three Months                           Six Months
                                                                Ended June 30,                        Ended June 30,
                                                           2000               1999              2000                1999
                                                     -------------      -------------      ------------      --------------
                                                                      (Restated-Note 4)                     (Restated-Note 4)
Revenues:
   Product sales                                           $   944            $    10           $ 1,898            $     27
   Development contracts                                        79                 83               159                 286
                                                          --------           --------          --------           ---------
             Total revenues                                  1,023                 93             2,057                 313

Costs and expenses:
   Product                                                     811                 11             1,663                  43
   Development contracts                                       551                439               825                 886
   Research and development                                    611                472             1,258               1,006
   Selling, general and administrative                       1,150                741             2,470               1,601
                                                          --------           --------          --------           ---------
             Total costs and expenses                        3,123              1,663             6,216               3,536

Operating loss                                              (2,100)            (1,570)           (4,159)             (3,223)

Interest income                                                 31                  -                41                  16
Interest expense                                            (2,592)               (23)           (2,607)                (25)
Loss on disposal of assets                                       -                (19)                -                 (19)
                                                          --------           --------          --------           ---------
Loss before extraordinary item                              (4,661)            (1,612)           (6,725)             (3,251)

Extraordinary gain from extinguishment of debt                 707                  -               707                   -
                                                          --------           --------          --------           ---------

Net loss                                                   $(3,954)           $(1,612)          $(6,018)           $ (3,251)
                                                          ========           ========          ========           =========
Net loss available to common shareholders                  $(3,954)           $(9,879)          $(6,018)           $(11,518)
                                                          ========           ========          ========           =========
Basic and diluted net loss per share:
     Loss before extraordinary gain                        $ (1.96)            $(5.17)          $ (3.13)             $(6.03)
     Extraordinary gain from extinguishment of debt           0.30                  -              0.33                   -
                                                          --------           --------          --------           ---------
Net loss                                                   $ (1.66)            $(5.17)          $ (2.80)             $(6.03)
                                                          ========           ========          ========           =========
Weighted average number of common shares outstanding         2,382              1,910             2,147               1,910
                                                          ========           ========          ========           =========


    See accompanying notes to the unaudited condensed financial statements

                                      (4)

                             AMERIGON INCORPORATED

                       CONDENSED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)



                                                                                                   Six Months Ended June 30,
                                                                                                 -----------------------------
Operating Activities:                                                                                 2000             1999
                                                                                                 -----------------------------
                                                                                                                    (RESTATED
                                                                                                                     -NOTE 4)
      Net loss                                                                                      $(6,018)         $(3,251)
      Adjustments to reconcile net loss to cash used in operating activities:
           Depreciation and amortization                                                                257              159
           Amortization of debt discount                                                                 57                -
           Extraordinary gain from extinguishment of debt                                              (707)               -
           Deferred revenue                                                                             126              (44)
           Non-cash interest due to  beneficial conversion feature                                    2,500                -
           Provision for doubtful accounts                                                               (3)             (59)
           Compensation from grant of non-employee stock options and Warrants                             3                -
           Loss from sale of assets                                                                       -               19
           Change in operating assets and liabilities:
                Accounts receivable                                                                    (750)              98
                Inventory                                                                              (535)             (63)
                Prepaid expenses and other assets                                                      (164)            (255)
                Accounts payable                                                                        764               40
                Accrued liabilities                                                                     (38)             (50)
                                                                                                   --------         --------
                     Net cash used in operating activities                                           (4,508)          (3,406)
                                                                                                   --------         --------
Investing Activities:
  Purchase of property and equipment                                                                   (169)            (218)
  Short-term investments purchased                                                                        -           (1,854)
                                                                                                   --------         --------
                     Net cash used in investing activities                                             (169)          (2,072)
                                                                                                   --------         --------
Financing Activities:
  Proceeds from sale of Preferred Stock                                                                   -            9,001
  Proceeds from sale of Common Stock                                                                 11,000                -
  Cost of equity issuances                                                                           (1.175)            (377)
  Proceeds from exercise of stock options                                                                54                -
  Repayment of capital lease                                                                             (8)              (6)
  Proceeds from bridge financing                                                                      2,500            1,200
  Repayment of bridge financing                                                                      (1,000)          (1,200)
  Sale of shares in consolidated subsidiary                                                               -               88
                                                                                                   --------         --------
                     Net cash provided by financing activities                                       11,371            8,706
                                                                                                   --------         --------
                     Net decrease (increase) in cash and cash equivalents                             6,694            3,228
                                                                                                   --------         --------
                     Cash and cash equivalents at beginning of period                                 1,647            1,667
                                                                                                   --------         --------
                     Cash and cash equivalents at end of period                                     $ 8,341          $ 4,895
                                                                                                   ========         ========


      See accompanying notes to unaudited condensed financial statements

                                      (5)

                             AMERIGON INCORPORATED

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1 - The Company

   Amerigon Incorporated (the "Company") was incorporated in California in April 1991 and is a developer, marketer and manufacturer of proprietary, high technology electronic components and systems for sale to car and truck original equipment manufacturers ("OEMs"). The Company is currently focusing the majority of its efforts on the introduction of its primary product, a Climate Control Seat(TM) ("CCS(TM)"), which provides both heating and cooling to seat occupants. The Company has one other product under development, the AmeriGuard(TM) radar-based speed and distance sensor system, which alerts drivers to the presence of objects near the vehicle.

Note 2 - Basis of Presentation and Summary of Certain Accounting Policies

   The accompanying financial statements as of June 30, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation have been included. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

Note 3 - Going Concern

   The Company has suffered recurring losses and negative cash flows from operations since inception and has a significant accumulated deficit. The Company expects to incur losses for the foreseeable future, until it begins selling units in the automotive market with an appropriate margin and volume. Even with the shipments of volume production for the Lincoln Navigator SUV platform, the revenue generated from the initial orders will not be sufficient to meet the Company's operating needs. The Company will need to raise additional cash from financing sources before the Company can achieve profitability from its operations. There can be no assurance that profitability can be achieved in the future. Although the Company has begun limited production on its CCS product, larger orders for the CCS product and the ability to begin production on the AmeriGuard product will require significant expenses for tooling and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing of these products. The Company does not intend to pursue any more significant development contracts to fund operations and therefore is highly dependent on its current working capital sources. Future financing may be required and there can be no assurance that

                                      (6)
additional financing will be available in the future or that it will be available on favorable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

   On June 14, 2000, the Company completed the sale of 2.2 million of the Company's common shares in a private placement (the "Private Placement") to institutional and accredited investors for $11.0 million. Management may need to seek additional sources of permanent equity or long-term financing to fund its operations. The outcome of such efforts to obtain additional financing cannot be assured.

Note 4 - Restatement

   The Company determined that it was necessary to revise its unaudited results of operations as of and for the three and six month periods ended June 30, 1999.

   A summary of the impact of such restatements on the unaudited financial statements as of and for the three and six month periods ended June 30, 1999 is as follows (in thousands, except per share information):

                                                      Three Months                     Six Months
                                                   Ended June 30, 1999             Ended June 30, 1999
                                               ----------------------------    ----------------------------
                                                    As                               As
                                                Previously                       Previously
                                                 Reported         Restated        Reported        Restated
                                               -------------    ------------   -------------    -----------
Shareholders' equity                               $  6,951       $ (1,415)        $ 6,951        $ (1,415)
Revenue                                                  93             93             412             313
Net loss                                             (1,663)        (1,612)         (3,203)         (3,251)
Net loss available to  Common shareholders           (1,730)        (9,879)         (3,270)        (11,518)
Basic & diluted net loss per share                    (0.91)         (5.17)          (1.71)          (6.03)


   In June, 1999, the Company issued 9,000 shares of Series A Preferred Stock for total. Net proceeds of $8,267,000. The revision to shareholders' equity at June 30, 1999 included the reclassification of the Preferred Stock from Stockholders Equity to Mezzanine Equity due to a provision of the Preferred Stock that was deemed to be a condition of redemption that is not solely within the control of the issuer. In addition, the Company increased its net loss available to Common shareholders by $8,200,000 to reflect the beneficial difference between the conversion price of $1,675 and the closing price of the Common Stock on the date of issuance of $4.31. The revision to revenue and net loss for the six month period ended June 30, 1999 includes the reclassification of $99,000 of revenue recorded in the first quarter of 1999 to liabilities. The amount related to a research and development arrangement with New Mexico Department of Transportation and was offset against research and development expenses in the quarter ended March 31, 2000. The revision to net loss for the three and six month period ended June 30, 1999 includes a decrease in amortization of debt issuance costs of $51,000 due to a change in the estimated valuation of warrants issued in conjunction with a bridge financing. The revisions also include a change in the way the Company reported the disposal of its Electric Vehicle Unit. In the three and six month periods ended June 30, 1999, the Electric Vehicle Unit disposition was classified as a discontinued operation for historical financial reporting purposes. In the three and six month period ended June 30, 2000 the disposition is no longer reported as a discontinued operation for historical financial purposes and the Company reported the loss on disposition of $19,000 as a loss on disposal of assets.

   In March 2000, the holders of the Series A Preferred Stock entered into an agreement, subsequently approved by the Company's stockholders, whereby the holders agreed to amend the Company's Certificate of Determination of the Series A Preferred Stock to eliminate the provision which defined a merger, acquisition or sale of assets where there is change in control as a liquidation event. Accordingly, the Series A Preferred Stock is no longer considered mandatorily redeemable and was reclassified from the mezzanine to equity.

                                      (7)

Note 5 - Net Loss per Share

   The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Because their effects are anti-dilutive, net loss per share for the three and six months ended June 30, 2000 and 1999, does not include the effect of:

                                                                 Three and Six Months
                                                                    Ended June 30,
                                                         ---------------------------------------
                                                              2000                    1999
                                                         -----------------      -----------------
Stock options outstanding for:
     1993 and 1997 Stock Option Plans                           873,940                 779,488

Options granted by an officer to
     directors and officers                                           -                  10,245

Shares of Common Stock
     issuable upon the exercise of warrants                   2,555,118               1,666,200

Shares of Common Stock
     issuable upon the exercise of
     contingent warrants                                      1,653,520               1,229,574

Common Stock issuable upon the
     conversion of Series A Preferred Stock                   5,373,134               5,373,134
                                                         -----------------      -----------------
Total                                                        10,455,712               9,058,641
                                                         =================      ==================

   The net loss available to common shareholders for the three and six months ended June 30, 1999, represents net loss increased by a non-cash deemed dividend of $8,267,000 to the holders of the Series A Preferred Stock resulting from the beneficial difference between the conversion price and the fair market value of the Common Stock on the date of issuance of the Series A Preferred Stock.

Note 6 - Non-cash Supplemental Disclosure


                                                       June 30,                December 31,
                                                         2000                      1999
                                                   -----------------        ------------------
Issuance of warrants to underwriter of
   private placement                                          $1,440                         -
Exchange of bridge note payable for
   Common Stock                                                1,452                         -
Issuance of stock options to non-employees                        31                         -
Issuance of warrants to underwriter
   in conjunction with the bridge loan                           173                         -
Issuance of warrants to Ford for
   exclusivity rights                                          1,369                         -

                                      (8)

Note 7 - Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission ("SEC") issued staff accounting bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. We believe that adopting SAB 101 will not have a material impact on our financial position or results of operations.

   In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation", which is an interpretation of Accounting Principal Board No. 25. This interpretation clarifies:

      . the definition of employee for purposes of applying Opinion 25, which deals with stock compensation issues;

      . the criteria for determining whether a plan qualifies as a noncompensatory plan;

      . the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

      . the accounting for an exchange of stock compensation awards in a business combination.

   This interpretaion is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 31, 1998 or January 12, 2000. To the extent that this interpretation covers events during the period after December 31, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. We believe that the adoption of FIN 44 will not have a material impact on our financial statements.

Note 8 - Private Placement

   On June 14, 2000, the Company completed the sale of 2.2 million restricted shares of its Common Stock in the Private Placement to selected institutional and accredited investors, resulting in total proceeds of $11.0 million. The $11.0 million excludes a $1.5 million advance on the Bridge Loan which was exchanged for 300,000 shares of Common Stock and issued to Westar Capital II LLC ("Westar") and Big Beaver Investments LLC ("Big Beaver"), the owners of Big Star, the lender on the Bridge Loan. As partial compensation for services rendered in the Private Placement, Roth Capital Partners, Inc., was granted a warrant to purchase up to 188,000 shares of the Company's Common Stock at $5 per share. The value of such warrant of $1.4 million was determined using the Black-Scholes model and was reflected as a non-cash offering expense.

                                      (9)

Note 9 - Bridge Loan

     On March 16, 2000, the Company obtained a Bridge Loan from Big Star Investments LLC (a limited liability company owned by Westar and Big Beaver, the Company's two principal shareholders) for an initial advance of $1.5 million. The Company took a second advance of $1.0 million on May 10, 2000. The loan accrued interest at 10% per annum.

     The terms of the Bridge Loan specified that the principal and accrued interest were convertible at any time into Common Stock at a conversion price (the "Conversion Price") equal to the average daily closing bid price of the Common Stock during the ten day period preceding the date of each Bridge Loan advance. This Conversion Price was $18.84 and $9.86 per share for the $1.5 million and $1.0 million advances, respectively. The Conversion Price was contingently adjustable in the event the Company issued in excess of $5 million of equity securities in an offering at an issuance price less than the initial Conversion Price with respect to the Bridge Loan. Due to the Company's Private Placement of equity securities in June 2000 (Note 8) at an issuance price of $5 per share, the Conversion Price of the Bridge Loan was adjusted to $5 per share. This adjustment of the Conversion Price resulted in a non-cash charge to interest expense and a credit to additional paid in capital of $2.5 million, because it met the definition of a "beneficial conversion feature" in accordance with Emerging Issues Task Force Consensus 98-5.

     In connection with entering into the Bridge Loan, the Company issued warrants for the right to purchase 7,963 and 10,146 shares of the Company's Common Stock relating to the $1.5 million and $1.0 million Bridge Loan advances, respectively (an amount equal to 10% of the principal amount of the advance divided by the original Conversion Price of $18.84 and $9.86, respectively.) The Conversion Price of the warrants was adjustable in the same manner as the Bridge Loan. The proceeds of the Bridge Loan were allocated between the Bridge Loan and the warrants based upon their estimated relative fair values. The allocated value of the warrants resulted in a discount of $173,000 to the Bridge Loan, of which $57,000 was amortized to interest expense during the quarter ended
June 30, 2000.

     The Company repaid $1.0 million of Bridge Loan principal and accrued interest of $49,000 on June 16, 2000 with proceeds from the Private Placement (Note 8). The Company's $1.0 million payment was allocated for accounting purposes between reacquiring the beneficial conversion feature and the debt. Due to this allocation, the debt was extinguished for less than its net book value, resulting in a $707,000 extraordinary gain on extinguishment of debt. The remaining $1.5 million of Bridge Loan principal was exchanged for 300,000 shares of Common Stock, which was issued equally to Westar and Big Beaver.

                                     (10)

Note 10 - Ford Agreement

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

   As part of the VPA, the Company will grant to Ford warrants exercisable for Common Stock. A warrant for the right to purchase 82,197 shares of Common Stock at an exercise price of $2.75 per share was issued and fully vested on March 27, 2000. The fair value of the warrant of $1,148,000 was determined using the Black-Scholes valuation model and was recorded as a deferred exclusivity fee on the balance sheet. This fee is being amortized on a straight-line basis from April 2000 to December 2004, the initial term of the Agreement. In addition, Ford received an additional warrant for 26,148 shares of Common Stock due to certain anti-dilution provisions of the VPA that were triggered by the Company's Private Placement after June 2000. The fair value of the additional warrant of $220,000 was determined using the Black-Scholes model and will be accounted for in the same manner as the deferred exclusivity fee. Additional warrants will be granted and vested based upon purchases by Ford's Tier 1 suppliers of a specified number of CCS units throughout the length of the VPA. The exercise price of these additional warrants depends on when such warrants vest, with the exercise price increasing each year. If Ford does not achieve specific goals in any year, the VPA contains provisions for Ford to make up the shortfall in the next succeeding year. If Ford achieves all of the incentive levels required under the VPA, warrants will be granted and vested for an additional 1,300,140 shares of Common Stock. The total number of shares subject to warrants which may become vested will be adjusted in certain circumstances for anti-dilution purposes, including an adjustment for equity issuances of up to $15 million on or before September 30, 2000, so that the percentage interest in the Company represented by the aggregate number of shares subject to warrants is not diluted by such issuances.

Note  11 - Segment Reporting

   The tables below present segment information about the reported revenues and operating loss of Amerigon for the three and six months ended June 30, 2000 and 1999 (in thousands). Asset information by reportable segment is not reported since management does not produce such information.

For the Three Months                                     Reconciling                As
  Ended June 30,             CCS           Radar            Items                Reported
---------------------------------------------------------------------       -------------------
2000
   Revenue                  $1,023        $   -           $     -                 $ 1,023
   Operating Loss             (762)        (188)           (1,150)(1)              (2,100)

1999
   Revenue                      93            -                 -                      93
   Operating Loss             (631)        (198)             (741)(1)              (1,570)


   (1) Represts selling, general and administrative costs of $1,098,000 and $684,000, respectively, and depreciation expense of $52,000 and $57,000, respectively, for the three months ended June 30, 2000 and 1999.

                                     (11)

  For the Six Months                                        Reconciling               As
    Ended June 30,           CCS              Radar            Items               Reported
------------------------------------------------------------------------       ----------------
2000
   Revenue                 $ 2,057            $   -           $     -               $ 2,057
   Operating Loss           (1,425)            (264)           (2,470)(1)            (4,159)

1999
   Revenue                     313                -                 -                   313
   Operating Loss           (1,214)            (408)           (1,601)(1)            (3,223)

(1) Represents selling, general and administrative costs of $2,349,000 and $1,488,000, respectively, and depreciation expense of $121,000 and $113,000, respectively, for the six months ended June 30, 2000 and 1999.

Revenue information by geographic area (in thousands):


                                         Three Months                      Six Months
                                        Ended June 30,                    Ended June 30,
                                 --------------------------         ---------------------------
                                   2000              1999             2000             1999
                                 ---------        ---------         -----------      ----------
Unites States - Commercial          $  975              $79              $1,997            $205
Asia                                    47               14                  59             103
Europe                                   1                -                   1               5
                                 ---------        ---------         -----------      ----------

Total Revenues                      $1,023              $93              $2,057            $313
                                 =========        =========         ===========      ==========

   For the three months ended June 30, 2000, one commercial customer (CCS) represented 91% of the Company's sales. For the three months ended June 30, 1999, one commercial customer represented 51% of the Company's sales. For the six months ended June 30, 2000, one domestic customer (CCS) represented 90% of the Company's sales. For the six months ended June 30, 1999, one domestic customer (CCS) and one foreign customer (CCS) represented 34% and 33% of the Company's sales, respectively.

                                     (12)

Note 12 - Class A Warrants

   On April 19, 2000, the Company effected a one-for-five reduction in its outstanding, publicly traded, Class A Warrants. Due to this reduction, only one Class A Warrant is required to purchase one share of Common Stock. The total number of publicly traded Class A Warrants oustanding was adjusted to approximately 1,468,778, down from approximately 7,343,890, prior to the reduction.

   The issuance of 2.5 million shares of Common Stock in June, 2000 triggered certain anti-dilution provisions in the Class A Warrants which required the Company to issue additional warrants to purchase 524,486 shares of Common Stock. As a result, the number of Class A Warrants outstanding increased to 1,993,264. As a result of the warrant issued to Ford in March, 2000, and the issuance of the 2.5 million shares of Common Stock in June, the total exercise price for each publicly traded warrant has been lowered from $25.00 to $17.795. The Company's Class A Warrants trade under the symbol ARGNW.

                                     (13)

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

Results of Operations

First Quarter 2000 Compared with First Quarter 1999
---------------------------------------------------

   Revenues. Revenues for the three months ended June 30, 2000 (the "Second Quarter") were $1,023,000. Revenues for the three months ended June 30, 1999 were $93,000. The increase in revenues was due primarily to product shipments to Johnson Controls Incorporated ("JCI") of the Company's CCS systems.

   Product Cost. Product cost increased to $811,000 in the Second Quarter 2000 from $11,000 in the Second Quarter 1999. The increase is due to the shipments to JCI of CCS units in the Second Quarter 2000. The Company anticipates product costs to increase in absolute dollars while decreasing as a percentage of revenue.

   Development Contracts. Development contract costs incurred in the Second Quarter 2000 were $551,000 compared to $439,000 in the Second Quarter 1999. The increase is due to development activity for new CCS platforms in the Second Quarter 2000.

   Research and Development Expenses. Research and development expenses increased to $611,000 in Second Quarter 2000 from $472,000 in Second Quarter 1999. The increase was due to higher levels of research and development activity on the Company's CCS.

   Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased to $1,165,000 in Second Quarter 2000 compared to $741,000 in the Second Quarter 1999. The change was due to marketing costs associated with the Company's pursuit of additional automotive platforms for the CCS in the U.S., Asia and Europe.

First Six Months of 2000 Compared with First Six Months of 1999
---------------------------------------------------------------

   Revenues. Revenues for the six months ended June 30, 2000 were $2,057,000. Revenues for the six months ended June 30, 1999 were $313,000. The increase in revenues was due primarily to product shipments to JCI of the Company's CCS systems.

                                     (14)

   Product Cost. Product cost increased to $1,663,000 in the first six months of 2000 from $43,000 in the first six months of 1999. The increase is due to shipments to JCI of CCS units in the first six months of 2000. The Company anticipates product costs to increase in absolute dollars while decreasing as a percentage of revenue.

   Development Contracts. Development contract costs incurred in the first six months of 2000 were $826,000 compared to $886,000 in the first six months of 1999. The decrease is due to the reclassification of $99,000 of revenue recorded in the first quarter of 1999 to liabilities. The amount related to a research and development arrangement with the New Mexico Department of Transportation and was offset against development contract costs in the quarter ended March 31, 2000. This reclassification was partially offset by increased costs related to prototype sales.

   Research and Development Expenses. Research and development expenses increased to $1,258,000 in the first six months of 2000 from $1,006,000 in the first six months of 1999. The increase was due to higher levels of research and development activity on the Company's CCS.

   Selling, General and Administrative Expenses. SG&A expenses increased to $2,470,000 in the first six months of 2000 compared to $1,601,000 in the first six months of 1999. The change was due to costs associated with the launch of the Lincoln Navigator CCS program and increased marketing expenses associated with the Company's pursuit of additional automotive platforms for the CCS in the U.S., Asia and Europe.

Liquidity and Capital Resources

   As of June 30, 2000, the Company had net working capital of $8,780,000. The Company also had cash and cash equivalents of $8,341,000 at June 30, 2000. On June 14, 2000, the Company completed the sale of 2.2 million restricted shares of its Common Stock in a private placement (the "Private Placement") to selected institutional and accredited investors, resulting in net proceeds to the Company of $9.8 million.

   The Company's principal sources of operating capital have been the proceeds of its various financing transactions and, to a lesser extent, CCS product revenues, development contracts and sale of prototypes to customers.

   Cash and cash equivalents increased by $6,694,000 in 2000 primarily due to the Private Placement. This was offset by cash used in operating activities of $4,508,000, which was mainly attributable to the net loss of $6,018,000. The loss includes net non-cash charges of $1,793,000 relating to the beneficial conversion feature associated with the Bridge Loan. Investing activities used $169,000 to purchase equipment. Financing activities provided $11,371,000. The Company received $2.5 million in advances on its Bridge Loan from Big Star. The owners of Big Star, Westar Capital II LLC and Big Beaver Investments LLC exchanged $1.5 million of the bridge loan for 300,000 Common shares in the Private Placement. The Company received $9,825,000 in net proceeds from the Private Placement, and exchanged $1.5 million from the bridge loan for 300,000 shares of Common Stock. The remaining $1.0 million owed on the Bridge Loan was repaid with funds from the Private Placement.

   The Company expects to incur losses for the foreseeable future, until it begins selling CCS units in the automotive market with an appropriate margin and volume. Even with the shipments of volume production for the Lincoln Navigator SUV platform, the revenue generated from the initial orders will not be sufficient to meet the Company's operating needs. The Company may need to raise additional

                                     (15)
cash from financing sources before the Company can achieve profitability from its operations. There can be no assurance that profitability can be achieved in the future. Although the Company has begun limited production on its CCS product, larger orders for the CCS product and the ability to begin production on the AmeriGuard product will require significant expenses for tooling and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing of these products. The Company does not intend to pursue any more significant development contracts to fund operations and therefore is highly dependent on its current working capital sources. Future financing may be required and there can be no assurance that additional financing may be available in the future or that it will be available on favorable terms.

Other Information

   Certain matters discussed or referenced in this report, including the Company's intention to develop, manufacture and market the CCS and AmeriGuard products and the Company's expectation of reduced revenues and continuing losses for the foreseeable future, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of such terms. Such statements are based upon management's current expectations and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such risks and uncertainties include the market demand for and performance of the Company's products, the Company's ability to develop, market and manufacture such products successfully, the viability and protection of the Company's patents and other proprietary rights, and the Company's ability to obtain new sources of financing. Additional risks associated with the Company and its business and prospects are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                     (16)

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

                                     (17)

PART II
                               OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

   On May 10, 2000, the Company issued a warrant to purchase up to 10,146 shares of Common Stock of the Company to Big Star Investments LLC ("Big Star") in connection with the $1.0 million advance on the secured Bridge Loan with Big Star dated March 27, 2000. The warrant expires in five years and allows Big Star to purchase Common Stock of the Company at $5.00 per share. The warrant was exempt from registration under Section 4(2) of the Securities Act of 1933.

   On June 14, 2000, the Company issued 2,500,000 shares of its Common Stock at $5 per share to institutional and accredited investors in a Private Placement. In connection with the Private Placement, the Company issued a warrant to purchase up to 188,000 shares of Common Stock in the Company to Roth Capital Partners, Inc., for services as placement agent. The warrant expires in five years and allows Roth Capital Partners, Inc. to purchase Common Stock of the Company at $5 per share. The shares of Common Stock and the warrant were exempt from registration under section 4(2) of the Securities Act of 1933.

   On June 14, 2000, the Company issued a warrant to purchase up to 26,148 shares of Class A Common Stock of the Company to Ford Motor Company ("Ford") pursuant to the terms of the Value Participation Agreement dated March 27, 2000, between Ford and the Company in which the total number of shares subject to warrants will be adjusted for anti-dilution puposes. The Warrant, which expires in March 2007, allows Ford to purchase shares of Common Stock of the Company at $2.75 per share. The warrant was exempt from registration under Section 4(2) of the Securities Act of 1933.

                                     (18)

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

   The Annual Meeting of Shareholders was held on May 24, 2000. The following summarizes each matter voted upon at the meeting and the number of votes cast for or against and the number of abstentions.

1. As to the election of directors, the number of votes cast as to each nominee was as follows:

Elected by the Preferred Stockholders:

Nominee                            For                     Against                   Abstain
----------------------------------------------------------------------------------------------------
Oscar B. Marx, III                5,373,134                0                         0
----------------------------------------------------------------------------------------------------
Roy A. Anderson                   5,373,134                0                         0
----------------------------------------------------------------------------------------------------
John W. Clark                     5,373,134                0                         0
----------------------------------------------------------------------------------------------------
Paul Oster                        5,373,134                0                         0
----------------------------------------------------------------------------------------------------
James J. Paulsen                  5,373,134                0                         0
----------------------------------------------------------------------------------------------------

Elected by the Common Stockholders:

Nominee                            For                     Against                   Abstain
----------------------------------------------------------------------------------------------------
Richard A. Weisbart               1,799,186                 0                        3,570
----------------------------------------------------------------------------------------------------
Lon  E. Bell                      1,802,756                 0                        3,630
----------------------------------------------------------------------------------------------------

2. As to approval of an amendment to the Certificate of Determination of the Series A Preferred Stock, deleting subsection 2(c), thereof, which specifies certain events deemed to trigger preferential rights of the holders of Series A Preferred Stock in a liquidation, dissolution or winding up of the Company, the number of votes cast was as follows:

For                                Against                 Abstain                   Broker Non-Votes
----------------------------------------------------------------------------------------------------
5,773,663                         4,685                     320                      1,397,222
----------------------------------------------------------------------------------------------------

3. As to approval of an amendment to the Articles of Incorporation, eliminating the Class B Stock and renaming the Class A Common Stock as "Common Stock", the number of votes cast was as follows:

For                              Against                   Abstain                   Broker Non-Votes
----------------------------------------------------------------------------------------------------
7,171,870                        3,800                     220                       0
----------------------------------------------------------------------------------------------------

                                     (19)

4. As to approval of an amendment to the 1997 Stock Option Plan to increase the number of shares of Class A Common Stock authorized under the plan from 150,000 to 1,300,000, the number of votes cast was as follows:

For                              Against                   Abstain              Broker Non-Votes
----------------------------------------------------------------------------------------------------
5,724,719                        53,829                    120                 1,397,222
----------------------------------------------------------------------------------------------------

                                     (20)

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits
               3.1  Articles of Incorporation (as amended)
               4.1  Ford Warrant dated March 27, 2000 (1)
               4.2  Certificate of Designation of Series A Convertible Preferred
                     Stock
               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               On May 24, 2000, the Company filed a Current Report on Form 8-K (event date May 22, 2000) to report under Item 5 (other events).

               On June 20, 2000, the Company filed a Current Report on Form 8-K (event date June 14, 2000) to report under Item 5 (other events).

--------------------------------------------------------------------------------

(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated by reference.

                                     (21)

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Amerigon Incorporated
                                      ---------------------
                                      Registrant



Date: August 14, 2000                 /s/ Richard A. Weisbart
                                      -----------------------
                                      Richard A. Weisbart
                                      Chief Executive Officer
                                      and Chief Financial Officer


                                      /s/ Craig P. Newell
                                      -------------------
                                      Craig P. Newell
                                      Vice President, Finance
                                      (Chief Accounting Officer)

                                     (22)