Form 10-Q
period 2000-09-30
AMERIGON INC
filed 2000-11-14
CIK 903129

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE

               For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________.

                       Commission File Number: 0 - 21810
                                               ---------


                             AMERIGON INCORPORATED
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          California                                     95-4318554
------------------------------------  ------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

5462 Irwindale Avenue, Irwindale, California                91706
---------------------------------------------           --------------
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code: (626) 815-7400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---   ---

At November 3, 2000, the registrant had 4,427,975 shares of Class A Common Stock, no par value, issued and outstanding.

                                      (1)

                             AMERIGON INCORPORATED

                               TABLE OF CONTENTS


Part I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

           Balance Sheet                                                    3

           Statement of Operations                                          4

           Statement of Cash Flows                                          5

           Notes to Unaudited Financial Statements                          6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   14

   Item 3. Quantitative and Qualitative Disclosures About                  17
           Market Risk

Part II    OTHER INFORMATION

   Item 6  Exhibits and Reports on Form 8-K                                18

Signatures                                                                 19

                                      (2)

Part I

                             AMERIGON INCORPORATED

                                 BALANCE SHEET
                                 (In thousands)

                                                   September 30,   December 31,
              ASSETS                                   2000           1999
                                                   -------------   ------------
                                                    (Unaudited)

Current Assets:
 Cash & cash equivalents                              $  5,678       $  1,647

 Accounts receivable less allowance of
   $55 at September 30, 2000
   and $58 at December 31, 1999                          1,397            282
 Inventory                                               1,161            490
 Prepaid expenses and other assets                         726            251
                                                      --------       --------
    Total current assets                                 8,962          2,670

Property and equipment, net                                956          1,051
Deferred exclusivity fee                                 1,239            -
                                                      --------       --------
    Total assets                                      $ 11,157         $3,721
                                                      ========       ========


  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts payable                                     $  1,140         $  592
 Accrued liabilities                                       940            597
 Deferred Revenue                                          401            -
                                                      --------       --------
    Total current liabilities                            2,481          1,189

Long term portion of capital lease                           7             11
                                                      --------       --------
    Total liabilities                                    2,488          1,200
                                                      --------       --------
Mandatorily redeemable preferred stock:
 Series A - Preferred Stock -
  no par value; redeemable and convertible;
    9 shares authorized, none and 9
     issued and outstanding at
     September 30, 2000 and December 31, 1999              -            8,267
                                                      --------       --------

Shareholders' equity (deficit):
 Preferred Stock:
    Series A - no par value; convertible;
    9 shares authorized, 9 and none
    issued and outstanding at September 30, 2000
    and December 31, 1999;
    liquidation preference of $9,788                     8,267           -
 Common Stock;
    No par value; 20,000 shares authorized,
     4,428 and 1,910 issued and outstanding at
     September 30, 2000 and December 31, 1999           37,984         28,149
 Paid-in capital                                        14,719         10,059
 Deferred compensation                                     (26)           (74)
 Accumulated deficit                                   (52,275)       (43,880)
                                                      --------       --------
    Total shareholders' equity (deficit)                 8,669         (5,746)
                                                      --------       --------
    Total liabilities and shareholders' equity
     (deficit)                                        $ 11,157       $  3,721
                                                      ========       ========

          See accompanying notes to the condensed financial statements

                                      (3)

                             AMERIGON INCORPORATED

                            STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                  Three Months                          Nine Months
                                                               Ended September 30,                  Ended September 30,
                                                            2000               1999              2000                1999
                                                         ----------          ---------         ---------          ----------
                                                                                                                  (Restated)
Revenues:
   Product sales                                           $ 1,779            $    20           $ 3,677            $     47
   Development contracts                                         -                 82               159                 368
                                                          --------            -------           -------            --------
             Total revenues                                  1,779                102             3,836                 415

Costs and expenses:
   Product                                                   1,625                178             3,288                 221
   Development contracts                                       458                409             1,283               1,295
   Research and development                                    611                670             1,869               1,676
   Selling, general and administrative                       1,573                924             4,043               2,525
                                                          --------            -------           -------            --------
             Total costs and expenses                        4,267              2,181            10,483               5,717
                                                          --------            -------           -------            --------

Operating loss                                              (2,488)            (2,079)           (6,647)             (5,302)

Interest income                                                111                 85               152                 101
Interest expense                                                 -                  -            (2,607)                (25)
Loss on disposal of assets                                       -                  -                 -                 (19)
                                                          --------            -------           -------            --------
Loss before extraordinary item                              (2,377)            (1,994)           (9,102)             (5,245)

Extraordinary gain from the early extinguishment of debt         -                  -               707                   -
                                                          --------            -------           -------            --------

Net loss                                                   $(2,377)           $(1,994)          $(8,395)           $ (5,245)
                                                          ========            =======           =======            ========

Net loss available to common shareholders                  $(2,377)           $(1,994)          $(8,395)           $(13,512)
                                                          ========            =======           =======            ========

Basic and diluted net loss per share:
     Loss before extraordinary gain                         $(0.54)            $(1.04)          $ (3.12)             $(7.07)
     Extraordinary gain from the early
      extinguishment of debt                                                                        .24
                                                          --------            -------           -------            --------
Net loss                                                    $(0.54)            $(1.04)          $ (2.88)             $(7.07)
                                                          ========            =======           =======            ========

Weighted average number of common shares outstanding         4,428              1,910             2,913               1,910
                                                          ========            =======           =======            ========

          See accompanying notes to the condensed financial statements

                                      (4)

                             AMERIGON INCORPORATED

                            STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                       2000                1999
                                                                                      -------             -------
                                                                                                        (Restated)
Operating Activities:

  Net loss                                                                            $(8,395)            $(5,245)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                         393                 236
    Amortization of debt discount                                                          57                   -
    Extraordinary gain from the early extinguishment of debt                             (707)                  -
    Deferred revenue                                                                      401                 (44)
    Non-cash interest                                                                   2,500                   -
    Provision for doubtful accounts                                                        (3)                (59)
    Compensation from grant of non-employee stock options and warrants                      1                   -
    Loss from sale of assets                                                                -                  19
    Change in operating assets and liabilities:
        Accounts receivable                                                            (1,112)                 31
        Inventory                                                                        (671)               (383)
        Prepaid expenses and  other assets                                               (335)                (50)
        Accounts payable                                                                  559                 418
        Accrued liabilities                                                               343                 (21)
                                                                                      -------             -------
          Net cash used in operating activities                                        (6,969)             (5,098)
                                                                                      -------             -------
Investing Activities:
  Purchase of property and equipment                                                     (308)               (803)
  Short-term investments purchased                                                          -              (1,854)
                                                                                      -------             -------
        Net cash used in investing activities                                            (308)             (2,657)
                                                                                      -------             -------

Financing Activities:
  Proceeds from sale of Preferred Stock                                                     -               9,001
  Proceeds from sale of Common Stock                                                   11,000                   -
  Cost of equity issuances                                                             (1,233)               (734)
  Proceeds from exercise of stock options                                                  56                   -
  Repayment of capital lease                                                              (15)                (14)
  Proceeds from bridge financing                                                        2,500               1,200
  Repayment of bridge financing                                                        (1,000)             (1,200)
  Sale of shares in consolidated subsidiary                                                 -                  88
                                                                                      -------             -------
        Net cash provided by financing activities                                      11,308               8,341
                                                                                      -------             -------

        Net increase in cash and cash equivalents                                       4,031                 586
                                                                                      -------             -------

        Cash and cash equivalents at beginning of period                                1,647               1,667
                                                                                      -------             -------
        Cash and cash equivalents at end of period                                    $ 5,678             $ 2,253
                                                                                      =======             =======

            See accompanying notes to condensed financial statements

                                      (5)

                             AMERIGON INCORPORATED

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 1 - The Company

   Amerigon Incorporated (the "Company") was incorporated in California in April 1991 and is a developer, marketer and manufacturer of proprietary, high technology electronic components and systems for sale to car and truck original equipment manufacturers ("OEMs"). The Company is currently focusing the majority of its efforts on the introduction of its primary product, a Climate Control Seat (TM) ("CCS(TM)"), which provides both heating and cooling to seat occupants. The Company has one other product under development, the AmeriGuard(TM) radar-based speed and distance sensor system, which alerts drivers to the presence of objects near the vehicle.

Note 2 - Basis of Presentation and Summary of Certain Accounting Policies

   The accompanying financial statements as of September 30, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation have been included. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

Note 3 - Going Concern

   The Company has suffered recurring losses and negative cash flows from operations since inception and has a significant accumulated deficit. The Company expects to incur losses for the foreseeable future as current sales volumes are not sufficient to cover the Company's fixed manufacturing, overhead and operating costs. Sufficient volume will not be reached in the near term, as automotive industry development timing tends to be relatively long. Although the Company is working with many car platforms for future introduction of its CCS technology, most of these will not introduce the product until the 2003 model year (2002 calendar year) and beyond. Even with the shipments of volume production for the Lincoln Navigator SUV, Lexus LS 430 and other platforms to be introduced in 2001, the revenue generated from the initial orders will not be sufficient to meet the Company's operating needs. The Company will need to raise additional cash from financing sources before the Company can achieve profitability from its operations. There can be no assurance that profitability can be achieved in the future. Although the Company has begun limited production on its CCS product, larger orders for the CCS product and the ability to begin production on the AmeriGuard product will require significant expenses for tooling and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing of these products. The Company will also require significant capital if it completes the acquisition of a manufacturer of related automotive products (Note
13). The Company does not intend to pursue any more significant development contracts to fund operations and therefore is highly dependent on its current working capital sources. Future financing will be required and there can be no assurance that additional financing will be available in the future or that it will be available on favorable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                                      (6)

   On June 14, 2000, the Company completed the sale of 2.2 million of the Company's common shares in a private placement (the "Private Placement") to institutional and accredited investors for gross proceeds of $11.0 million, less $1.2 million in issuance costs. Management will need to seek additional sources of permanent equity or long-term financing to fund its operations. The outcome of such efforts to obtain additional financing cannot be assured.

Note 4 - Restatement

   The Company determined that it was necessary to revise its unaudited results of operations as of and for the nine-month period ended September 30, 1999.

   A summary of the impact of such restatements on the unaudited financial statements as of and for the nine-month period ended September 30, 1999 is as follows (in thousands, except per share information):

                                               Nine Months
                                         Ended September 30, 1999
                                       ----------------------------
                                       As Previously
                                          Reported       Restated
                                       ---------------  -----------
          Shareholders' equity            $ 4,944        $ (3,422)
          Revenue                             514             415
          Net loss                         (5,197)         (5,245)
          Net loss available to
            Common shareholders            (5,264)        (13,512)
          Basic & diluted
            net loss per share              (2.76)          (7.07)

   In June, 1999, the Company issued 9,000 shares of Series A Preferred Stock for net proceeds of $8,267,000. The revision to Shareholders Equity at September 30, 1999 included the reclassification of the Preferred Stock from Shareholders' Equity to Mezzanine Equity due to a provision of the Preferred Stock that was deemed to be a condition of redemption that is not solely within the control of the issuer. In addition, the Company increased its net loss available to Common shareholders by $8,200,000 to reflect the beneficial difference between the conversion price of $1.675 and the closing price of the Common Stock on the date of issuance of $4.31. The revision to revenue and net loss for the nine- month period ended September 30, 1999 includes the reclassification of $99,000 of revenue recorded in the first quarter of 1999 to liabilities. The amount related to a research and development arrangement with the New Mexico Department of Transportation and was offset against development contract expenses in the quarter ended March 31, 2000. The revision to net loss for the nine-month period ended September 30, 1999 includes a decrease in amortization of debt issuance costs of $51,000 due to a change in the estimated valuation of warrants issued in conjunction with a bridge financing. The revisions also include a change in the way the Company recorded the disposal of its Electric Vehicle Unit. In the nine-month period ended September 30, 1999, the Electric Vehicle Unit disposition was originally classified as a discontinued operation for historical financial reporting purposes. In the nine-month period ended 1999 the disposition is no longer reported as a discontinued operation for historical financial purposes and the Company reported the loss on disposition of $19,000 as a loss on disposal of assets.

                                      (7)

  In March 2000, the holders of the Series A Preferred Stock entered into an agreement, subsequently approved by the Company's shareholders, whereby the holders agreed to amend the Company's Certificate of Determination of the Series A Preferred Stock to eliminate the provision that defined a merger, acquisition or sale of assets where there is a change in control as a liquidation event. Accordingly, the Series A Preferred Stock is no longer considered mandatorily redeemable and was reclassified from the mezzanine to equity.

Note 5 - Net Loss per Share

   The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Because their effects are anti-dilutive, net loss per share for the three and nine months ended September 30, 2000 and 1999, does not include the effect of:

                                                 Three and Nine Months
                                                  Ended September 30,
                                                -----------------------
                                                    2000         1999
                                                ----------     ---------
   Stock options outstanding for:
     1993 and 1997 Stock Option Plans              873,447       848,160

   Shares of Common Stock
     issuable upon the exercise of warrants      2,555,118     1,666,200

   Shares of Common Stock
     issuable upon the exercise of
     contingent warrants                         1,653,520     1,229,574

   Common Stock issuable upon the
     conversion of Series A Preferred Stock      5,373,134     5,373,134
                                                ----------     ---------
   Total                                        10,455,219     9,117,068
                                                ==========     =========

   The net loss available to Common shareholders for the nine months ended September 30, 1999, represents net loss increased by a non-cash deemed dividend of $8,267,000 to the holders of the Series A Preferred Stock resulting from the beneficial difference between the conversion price and the fair market value of the Common Stock on the date of issuance of the Series A Preferred Stock.

                                      (8)

Note 6 - Non-cash Supplemental Disclosure (in thousands)

                                                September 30,     September 30,
                                                    2000              1999
                                                -------------     ------------
  Issuance of warrants to underwriter of
    private placement                               1,440                  -
  Exchange of bridge note payable for
    Common Stock                                    1,452                  -
  Issuance of stock options to non-employees           47                  -
  Issuance of warrants to underwriter
    in conjunction with the bridge loan               173                  -
  Issuance of warrants to consultants for
   exclusivity rights                               1,369                  -

Note 7 - Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No.101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company will adopt SAB 101 in the fourth quarter of 2000. Management believes that adopting SAB 101 will not have a material impact on the Company's financial position or results of operations.

   In March 2000, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No.44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", which is an interpretation of Accounting Principal Board No.25. This interpretation clarifies:

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

   This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 31, 1998 or January 12, 2000. To the extent that this interpretation covers events during the period after December 31, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. Management believes that the adoption of FIN 44 did not have a material impact on the financial statements.

Note 8 - Private Placement

   On June 14, 2000, the Company completed the sale of 2.2 million restricted shares of its Common Stock in the Private Placement to selected institutional and accredited investors, resulting in total

                                      (9)
proceeds of $11.0 million, less issuance costs of $1.2 million. The $11.0 million excludes a $1.5 million advance on the Bridge Loan which was exchanged for 300,000 shares of Common Stock and issued to Westar Capital II LLC ("Westar") and Big Beaver Investments LLC ("Big Beaver"), the owners of Big Star, the lender on the Bridge Loan. As partial compensation for services rendered in the Private Placement, Roth Capital Partners, Inc., was granted a warrant to purchase up to 188,000 shares of the Company's Common Stock at $5 per share. The value of such warrant of $1.4 million was determined using the Black-Scholes model and was reflected as non-cash offering expense.

Note 9 - Bridge Loan

   On March 16, 2000, the Company obtained a Bridge Loan from Big Star Investments LLC (a limited liability company owned by Westar and Big Beaver, the Company's two principal shareholders) for an initial advance of $1.5 million. The Company took a second advance of $1.0 million on May 10, 2000. The loan accrued interest at 10% per annum.

   The terms of the Bridge Loan specified that the principal and accrued interest were convertible at any time into Common Stock at a conversion price (the "Conversion Price") equal to the average daily closing bid price of the Common Stock during the ten-day period preceding the date of each Bridge Loan advance. This conversion price was $18.84 and $9.86 per share for the $1.5 million and $1.0 million advances, respectively. The Conversion Price was contingently adjustable in the event the Company issued in excess of $5 million of equity securities in an offering at an issuance price less than the initial Conversion Price with respect to the Bridge Loan. Due to the Company's Private Placement of equity securities in June 2000 (Note 8) at an issuance price of $5 per share, the Conversion Price of the Bridge Loan was adjusted to $5 per share. This adjustment of the Conversion Price resulted in a non-cash charge to interest expense and a credit to additional paid-in capital of $2.5 million, because it met the definition of a "beneficial conversion feature" in accordance with Emerging Issues Task Force Consensus 98-5.

   In connection with entering into the Bridge Loan, the Company issued warrants for the right to purchase 7,963 and 10,146 shares of the Company's Common Stock relating to the $1.5 million and $1.0 million Bridge Loan advances, respectively (an amount equal to 10% of the principal amount of the advance divided by the original Conversion Price of $18.84 and $9.86, respectively.) The Conversion Price of the warrants was adjustable in the same manner as the Bridge Loan. The proceeds of the Bridge Loan were allocated between the Bridge Loan and the warrants based upon their estimated relative fair values. The allocated value of the warrants resulted in a discount of $173,000 to the Bridge Loan, of which $57,000 was amortized to interest expense, $68,000 was offset against extraordinary gain and $48,000 was offset againt paid-in capital during the quarter ended June 30, 2000.

   The Company repaid $1.0 million of Bridge Loan principal and accrued interest of $49,000 on June 16, 2000 with proceeds from the Private Placement (Note 8). The Company's $1.0 million payment was allocated for accounting purposes between reacquiring the beneficial conversion feature and the debt. Due to this allocation, the debt was extinguished for less than its net book value, resulting in a $707,000 extraordinary gain on the early extinguishment of debt. The remaining $1.5 million of Bridge Loan principal was exchanged for 300,000 shares of Common Stock, which was issued equally to Westar and Big Beaver.

                                      (10)

Note 10 - Ford Agreement

   On March 27, 2000, the Company entered into a Value Participation Agreement ("VPA") with Ford Motor Company ("Ford"). Pursuant to the VPA, Ford agreed that, through December 31, 2004, the Company has the exclusive right to manufacture and supply CCS units to Ford's Tier 1 suppliers for installation in Ford, Lincoln and Mercury branded vehicles produced and sold in North America (other than Ford badged vehicles produced by AutoAlliance International, Inc.). Ford is not obligated to purchase any CCS units under the VPA.

   As part of the VPA, the Company will grant to Ford warrants exercisable for Common Stock. A warrant for the right to purchase 82,197 shares of Common Stock at an exercise price of $2.75 per share was issued and fully vested on March 27,
2000.   The fair value of the warrant of $1,148,000 was determined using the
Black-Scholes valuation model and was recorded as a deferred exclusivity fee on the balance sheet. This fee is being amortized on a straight-line basis from April 2000 to December 2004, the initial term of the Agreement. In addition, Ford received an additional warrant for 26,148 shares of Common Stock due to certain anti-dilution provisions of the VPA that were triggered by the Company's Private Placement in June 2000. The fair value of the additional warrant of $220,000 was determined using the Black-Scholes model and has been accounted for in the same manner as the deferred exclusivity fee. Additional warrants will be granted and vested based upon purchases by Ford's Tier 1 suppliers of a specified number of CCS units throughout the length of the VPA. The exercise price of these additional warrants depends on when such warrants vest, with the exercise price increasing each year. If Ford does not achieve specific goals in any year, the VPA contains provisions for Ford to make up the shortfall in the next succeeding year. If Ford achieves all of the incentive levels required under the VPA, warrants will be granted and vested for an additional 1,300,140 shares of Common Stock.

Note  11 - Segment Reporting

   The tables below present segment information about the reported revenues and operating loss of Amerigon for the three and nine months ended September 30, 2000 and 1999 (in thousands). Asset information by reportable segment is not reported since management does not produce such information.

  For the Three Months Ended                          Reconciling     As
       September 30,             CCS       Radar      Items        Reported
-----------------------------------------------------------------  --------
2000
   Revenue                     $1,779      $   -      $     -       $ 1,779
   Operating Loss                (724)      (191)      (1,573)(1)    (2,488)

1999
   Revenue                        102          -            -           102
   Operating Loss                (924)      (231)        (924)(1)    (2,079)


(1) Represents selling, general and administrative costs of $1,542,000 and $867,000, respectively, and depreciation expense of $31,000 and $57,000, respectively, for the three months ended September 30, 2000 and 1999.

                                      (11)

  For the Nine Months Ended                          Reconciling     As
       September 30,             CCS       Radar      Items        Reported
-----------------------------------------------------------------  --------
2000
   Revenue                    $ 3,836      $   -      $     -       $ 3,836
   Operating Loss              (2,149)      (455)      (4,043)(1)    (6,647)

1999
   Revenue                        415          -            -           415
   Operating Loss              (2,139)      (638)      (2,525)(1)    (5,302)


(1) Represents selling, general and administrative costs of $3,891,000 and $2,355,000, respectively, and depreciation expense of $152,000 and $170,000, respectively, for the nine months ended September 30, 2000 and 1999.

Revenue information by geographic area (in thousands):

                               Three Months            Nine Months
                            Ended September 30,    Ended September 30,
                            -------------------    -------------------
                              2000        1999       2000     1999
                              ----        ----       ----     ----
   United States             $ 1,053     $  35      $ 3,050      $ 240
   Asia                          726        67          785        170
   Europe                          -         -            1          5
                             -------     -----      -------      -----
Total Revenues               $ 1,779     $ 102      $ 3,836      $ 415
                             =======     =====      =======      =====

   For the three months ended September 30, 2000, one domestic customer and one foreign customer represented 57% and 41%, respectively, of the Company's sales. For the three months ended September 30, 1999, one foreign customer represented 50% of the Company's sales. For the nine months ended September 30, 2000, one domestic customer and one foreign customer represented 75% and 20%, respectively, of the Company's sales. For the nine months ended September 30, 1999, one domestic customer and one foreign customer represented 29% and 37% of the Company's sales, respectively.

Note 12 - Class A Warrants

   On April 19, 2000, the Company effected a one-for-five reduction in its outstanding, publicly traded, Class A Warrants. Due to this reduction, only one Class A Warrant is required to purchase one share of Class A Common Stock. The total number of publicly traded Class A Warrants outstanding was adjusted to approximately 1,468,778, down from approximately 7,343,890, prior to the reduction.

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

                                      (12)

Note 13 - Subsequent Events

   On October 20, 2000, the Company deposited $1 million in escrow in connection with its discussions to acquire a manufacturer of related automotive products. The $1 million could either be forfeited or returned under certain circumstances. Successful completion of a transaction will be dependent upon the satisfactory completion of due diligence, entering into a definitive acquisition agreement, final approval by the Amerigon Board of Directors, as well as financing and other customary closing conditions.

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

Results of Operations

Third Quarter 2000 Compared with Third Quarter 1999
---------------------------------------------------

     Revenues. Revenues for the three months ended September 30, 2000 (the "Third Quarter") were $1,779,000. Revenues for the three months ended September 30, 1999 were $102,000. The increase in revenues was due primarily to CCS product shipments to the Company's two principal customers, Johnson Controls, Incorporated ("JCI") and NHK Spring Company, LTD ("NHK"). The increase is offset by an $82,000 decrease in development contract revenue. The decline in development contract revenue reflects the Company's move away from development contracts and toward sales of CCS systems to generate revenue.

     Product Cost. Product cost increased to $1,625,000 in the Third Quarter 2000 from $178,000 in the Third Quarter 1999. The increase is due to the shipments to JCI and NHK of CCS units in the Third Quarter 2000. The Company anticipates product costs to increase in absolute dollars while decreasing as a percentage of revenue.

     Development Contracts. Development contract costs incurred in the Third Quarter 2000 were $458,000 compared to $409,000 in the Third Quarter 1999. The increase is due to higher overhead costs incurred in the development of CCS prototypes for potential customers. The increases were offset in part by a decrease in outside engineering services for AmeriGuard due to the completion of the contract with the New Mexico Department of Transportation in 1999.

     Research and Development Expenses. Research and development expenses decreased to $611,000 in Third Quarter 2000 from $670,000 in Third Quarter 1999. The decrease was due to lower computer aided design costs for CCS.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased to $1,573,000 in Third Quarter 2000 compared to $924,000 in the Third Quarter 1999. The change was due to marketing costs associated with the Company's pursuit of additional automotive platforms for the CCS in the U.S., Asia and Europe. The Company also experienced higher professional fees and $69,000 in amortization for the warrants granted to Ford Motor Company ("Ford") relating to the Value Participation Agreement ("VPA") the Company entered into with Ford in March 2000.

                                      (14)

First Nine Months of 2000 Compared with First Nine Months of 1999
-----------------------------------------------------------------

     Revenues. Revenues for the nine months ended September 30, 2000 were $3,836,000. Revenues for the nine months ended September 30, 1999 were $415,000. The increase in revenues was due primarily to product shipments to JCI and NHK of the Company's CCS systems offset by a $209,000 decrease in development contract revenue. The decline in development contract revenue reflects the Company's move away from development contracts and toward sales of CCS systems to generate revenue. Development contract revenue in 2000 is due primarily to reimbursements from potential customers of a portion of the costs incurred by the Company to develop CCS prototypes.

     Product Cost. Product cost increased to $3,288,000 in the first nine months of 2000 from $221,000 in the first nine months of 1999. The increase is due to shipments to JCI and NHK of the Company's CCS units in the first nine months of 2000. The Company anticipates product costs to increase in absolute dollars while decreasing as a percentage of revenue.

     Development Contracts. Development contract costs incurred in the first nine months of 2000 were $1,283,000 compared to $1,295,000 in the first nine months of 1999. The decrease is due to a reimbursement of $99,000 by the New Mexico Department of Transportation recorded in the first quarter of 2000, and lower travel, materials and tooling in the Radar segment. These decreases were partially offset by increases in overhead costs relating to the development of CCS prototypes for potential customers.

     Research and Development Expenses. Research and development expenses increased to $1,869,000 in the first nine months of 2000 from $1,676,000 in the first nine months of 1999. The increase was due to higher levels of research and development activity on the Company's CCS.

     Selling, General and Administrative Expenses. SG&A expenses increased to $4,043,000 in the first nine months of 2000 compared to $2,525,000 in the first nine months of 1999. The change was due to costs associated with the launch of the Lincoln Navigator and Lexus LS 430 CCS programs and increased marketing expenses associated with the Company's pursuit of additional automotive platforms for the CCS in the U.S., Asia and Europe. The Company also experienced higher professional fees and $130,000 in amortization for the warrants granted to Ford relating to the VPA the Company entered into with Ford in March 2000.

Liquidity and Capital Resources

     As of September 30, 2000, the Company had net working capital of $6,481,000. The Company also had cash and cash equivalents of $5,678,000 at September 30, 2000. On June 14, 2000, the Company completed the sale of 2.2 million restricted shares of its Common Stock in a private placement (the "Private Placement") to selected institutional and accredited investors, resulting in net proceeds to the Company of $9.8 million.

     The Company's principal sources of operating capital have been the proceeds of its various financing transactions and, to a lesser extent, CCS product revenues, development contracts and sale of prototypes to customers.

     Cash and cash equivalents increased by $4,031,000 in the nine months ended September 30, 2000 primarily due to the Private Placement. Cash used in operating activities amounted to $6,969,000, which was mainly attributable to the net loss of $8,395,000. The loss includes net non-cash charges of $1,793,000, including the extraordinary

                                      (15)
gain, relating to the beneficial conversion feature associated with the Bridge Loan. Investing activities used $308,000 to purchase equipment. Financing activities provided $11,308,000. The Company received $2.5 million in advances on its Bridge Loan from Big Star. The owners of Big Star, Westar Capital II LLC and Big Beaver Investments LLC used $1.5 million of the Bridge Loan to purchase 300,000 Common shares in the Private Placement. The Company received $9,767,000 in net proceeds from the Private Placement, and exchanged $1.5 million from the Bridge Loan for 300,000 shares of Common Stock. The remaining $1.0 million owed on the Bridge Loan was repaid with funds from the Private Placement.

     On October 20, 2000, the Company deposited $1 million in escrow in connection with its discussions to acquire a manufacturer of related automotive products. The $1 million could either be forfeited or returned under certain circumstances. Successful completion of a transaction will be dependent upon the satisfactory completion of due diligence, entering into a definitive acquisition agreement, final approval by the Amerigon Board of Directors, as well as financing and other customary closing conditions. There is no guarantee that a transaction will be completed.

   The Company has suffered recurring losses and negative cash flows from operations since inception and has a significant accumulated deficit. The Company expects to incur losses for the foreseeable future as current sales volumes are not sufficient to cover the Company's fixed manufacturing, overhead and operating costs. Sufficient volume will not be reached in the near term, as automotive industry development timing tends to be relatively long. Although the Company is working with many car platforms for future introduction of its CCS technology, most of these will not introduce the product until the 2003 model year (2002 calendar year) and beyond. Even with the shipments of volume production for the Lincoln Navigator SUV, Lexus LS 430 and other platforms to be introduced in 2001, the revenue generated from the initial orders will not be sufficient to meet the Company's operating needs. The Company will need to raise additional cash from financing sources before the Company can achieve profitability from its operations. There can be no assurance that profitability can be achieved in the future. Although the Company has begun limited production on its CCS product, larger orders for the CCS product and the ability to begin production on the AmeriGuard product will require significant expenses for tooling and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing of these products. The Company will also require significant capital if it completes the acquisition of a manufacturer of related automotive products. The Company does not intend to pursue any more significant development contracts to fund operations and therefore is highly dependent on its current working capital sources. Future financing will be required and there can be no assurance that additional financing will be available in the future or that it will be available on favorable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Other Information

     Certain matters discussed or referenced in this report, including the Company's intention to develop, manufacture and market the CCS and AmeriGuard products and the Company's expectation of increased revenues and continuing losses for the foreseeable future, potential acquisitions, and the Company's prospects for the development of relationships with other major automotive manufacturers, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of such terms. Such statements are based upon management's current expectations and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such risks and uncertainties include the market demand for and performance of the Company's products, the Company's ability to develop, market and manufacture such products successfully, the viability and protection of the Company's patents and other proprietary rights, and the Company's ability to obtain new sources of financing. Additional risks associated with the Company and its business and prospects are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Registration Statement on Form S-3 filed on July 24, 2000.

                                      (16)

                                    ITEM 3

                   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company places its investments in debt instruments of the U.S. government and in high-quality corporate issuers. The Company seeks to ensure the safety and preservation of its invested funds by limiting default risk and market risk. The Company has no investments or transactions denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

     There have been no material changes since the Form 10-K was filed for the Company's year ended December 31, 1999.

                                      (17)

PART II

                               OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits

             27.     Financial Data Schedule

        (b)  Reports on Form 8-K

             None.


                                      (18)

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Amerigon Incorporated
                                        ---------------------
                                        Registrant




Date: November 14, 2000                 /s/ Richard A. Weisbart
                                        -----------------------
                                        Richard A. Weisbart
                                        Chief Executive Officer
                                        and Chief Financial Officer


                                        /s/ Craig P. Newell
                                        -------------------
                                        Craig P. Newell
                                        Vice President, Finance
                                        (Chief Accounting Officer)


                                      (19)