Form 10-K
period 2000-12-31
AMERIGON INC
filed 2001-04-02
CIK 903129

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      For the transition period from  to

                        Commission file number 0-21810

                             ---------------------

                             AMERIGON INCORPORATED
            (Exact name of registrant as specified in its charter)

                 California                                  95-4318554
   ----------------------------------------   ----------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

     5462 Irwindale Avenue, Irwindale, CA                   91706-2058
   ----------------------------------------  ----------------------------------------
   (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code: (626) 815-7400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
- -------------------------------------------------------------------------------
                               (Title of Class)
- -------------------------------------------------------------------------------

                               Class A Warrants
- -------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of March 2, 2001, was $12,008,427. (For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant). As of March 2, 2001, the registrant had 4,427,975 of its shares of its common stock issued and outstanding and 1,993,264 of its Class A Warrants outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into
Part III.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                             AMERIGON INCORPORATED

ITEM 1. BUSINESS

General

  We design, market and manufacture proprietary high technology electronic components and systems for sale to car and truck original equipment manufacturers ("OEMs"). In 2000, we completed our first full year of producing and selling our Climate Control Seat(TM) ("CCS(TM)"), which provides year-round comfort by providing both heating and cooling to seat occupants. We shipped more than 100,000 units of our CCS product during 2000 to two customers, Johnson Controls, Inc., and NHK Spring Company, Ltd. Johnson Controls supplies the Lincoln Mercury division of Ford Motor Company with our CCS product for installation in the Lincoln Navigator SUV, while NHK supplies our CCS product to Toyota Motor Corporation for use in the Lexus LS 430 and Toyota Celsior luxury automobiles.

  We were incorporated in California in 1991 and originally focused our efforts on developing electric vehicles and high technology automotive systems. Because the electric vehicle market did not develop as rapidly as anticipated, we are now focusing our efforts on the CCS system, our only commercial product.

Financial Information About Industry Segments

  Our business segment information is incorporated herein by reference from
Note 18 of our financial statements and related financial information indexed on page F-1 of this report and incorporated by reference into this report.

Business Strategy

  Our strategy is to build upon our existing relationships with automobile manufacturers and their suppliers and to become the leading provider of climate controlled seating to the automotive marketplace. Our strategy includes the following key elements:

  . Increasing market penetration with global automotive companies;

  . Continuing to partner with major automotive seat companies;

  . Completing the next generation of the CCS technology; and

  . Expanding our intellectual property.

Products

Climate Control Seat System

  Our CCS system utilizes an exclusive, licensed, patented technology, as well as three of our own patents on a variable temperature seat climate control system to enhance the temperature comfort of automobile passengers. We have an additional patent pending for certain improvements we have made to the CCS technology. The CCS uses one or more small thermoelectric modules, which are solid-state devices that generate heat or cooling depending upon the polarity of the current applied to the circuit. The CCS product is currently offered as an optional feature on the Lincoln Navigator, Lexus LS 430, and Toyota Celsior, replacing traditional seat heaters. We are working with many other automotive OEMs and their seat suppliers in an effort to have the CCS included in other models commencing with the 2002 model year and beyond. We have active development programs on over twenty other vehicle platforms, although we cannot assure you that CCS will be implemented on any of these vehicles.

  The thermoelectric module is the heart of a compact heat pump built by Amerigon. Air is forced through the heat pump and thermally conditioned in response to switch inputs from the seat occupant. A specially designed fan circulates the conditioned air through ducts in the seat, so that the surface of the seat grows warm or cool. Each seat has individual electronic controls to adjust the level of heating or cooling. The CCS uses substantially less energy than conventional air conditioners by focusing the cooling directly on the passenger through the seat, rather than cooling the entire ambient air volume and the interior surfaces of the vehicle.

  In the past three years, we have supplied prototype seats containing our CCS system to virtually every major automobile manufacturer and seat supplier. In 1999, we were selected by Ford to supply the CCS product to Johnson Controls for installation in the Lincoln Navigator SUV. In March 2000, we entered into a Value Participation Agreement ("VPA") with Ford, which gives us the exclusive right to manufacture and supply CCS units to Ford's first tier suppliers for installation in Ford, Lincoln and Mercury branded vehicles produced and sold in North America (other than Ford branded vehicles produced by AutoAlliance International, Inc.) through December 31, 2004; however, Ford is not obligated to purchase any CCS units under the VPA. Later in 2000, Ford decided to make our CCS product a standard feature in the 2002 model year Lincoln Blackwood luxury utility vehicle. We expect CCS product shipments to Lear Corporation for installation in the Lincoln Blackwood to begin in 2001.

  In September 2000, we were selected by Toyota to supply the CCS product for the Lexus LS 430 and Toyota Celsior luxury vehicles, and we commenced providing CCS units to NHK for installation in seats for those vehicles.

  The CCS product has reached the stage where it can be mass-produced for a particular OEM. However, since each vehicle model's seats are not the same, we must tailor the CCS components to meet each seat design. If an OEM wishes to integrate the CCS unit into a seat, it will provide us with one of its automotive seats to be modified so that a CCS unit may be installed as a prototype. The seat is then returned to the OEM for evaluation and testing. If the OEM accepts the product, a program can then be launched to put the CCS in a particular model on a production basis, but it normally takes one to two years from the time an OEM decides to include the CCS in a car model to actual volume production for that model vehicle. During this process, we derive minimal funding from prototype sales but generally obtain no significant revenue until volume production begins.

Discontinued Products

  We were founded in 1991 to focus on advanced automotive technologies, including electric vehicles. We incurred substantial losses from electric vehicle activities and, by the end of 1997, we had completed substantially all work on our electric vehicle development contracts. We decided to suspend funding the electric vehicle program in August 1998 because it was generating continuing losses and utilizing resources that we felt would be better utilized in development of CCS and radar products. In March 1999, we formed a subsidiary to hold our electric vehicle activities and then sold to Dr. Lon Bell, a significant shareholder, officer and director of our company, a 15% interest in the electric vehicle subsidiary for $88,000. In May 1999, our shareholders voted to sell the remaining 85% interest of the electric vehicle subsidiary to Dr. Bell in exchange for all of his Class B stock of the company.

  In 1997, we entered into a joint venture agreement with Yazaki Corporation to develop and market our voice activated navigation technology. Under the terms of the agreement, IVS, Inc. was created with Yazaki owning a majority interest and Amerigon owning a 16% minority interest on a fully diluted basis. We received $1,800,000 in cash and a note receivable for $1,000,000 in consideration for net assets related to our voice-interactive technology totaling approximately $89,000. We incurred costs of $348,000 associated with the sale. At the end of 1998, due to delays in product development, Yazaki decided to discontinue funding for the joint venture. IVS declared bankruptcy on September 30, 1999.

  During 2000, we had another product under development, the AmeriGuard(TM) radar-based speed and distance sensor system, designed to alert drivers to the presence of objects near the vehicle. We decided to cease funding the development of AmeriGuard in December 2000 to focus our resources on marketing of the CCS product and developing the next generation CCS device.

Research and Development

  Our research and development activities are an essential component of our efforts to develop products for introduction in the marketplace. Our research and development activities are expensed as incurred. These expenses include direct expenses for wages, materials and services associated with the development of our products and reimbursements from customers. Research and development expenses do not include any portion of general and administrative expenses.

  We continue to do additional research and development to advance the design of the CCS product with the goal of making the unit less complex, easier to package and less expensive to manufacture and install. There can be no assurance that this development program will result in improved products. A broad patent has been approved (but not yet been issued) for the next generation of the CCS.

  Research and development expenses for our CCS technology include not only development of next generation technologies but also application engineering meaning engineering to adapt CCS components to meet the design criteria of a particular vehicle's seat. Vehicle seats are not the same and each has different configuration requirements. The costs incurred in this adaptation process, and any related reimbursements, are accounted for as research and development expense.

  The net amounts spent for research and development activities in the years ended December 31, 2000, 1999 and 1998 were $4,099,000, $3,721,000 and
$3,814,000, respectively. Included in research and development are prototype expenses, net of reimbursements, of $24,000, $151,000 and $95,000 for 2000, 1999, and 1998, respectively. Our research and development expenses fluctuate significantly from period to period, because of changing levels of research and development activity and changes in the amount of such activities that are covered by customer contracts or purchase orders.

Marketing, Customers and Sales

  We are a second-tier supplier to car and truck OEMs. As such, we focus our marketing efforts on car and truck OEMs and their first-tier suppliers. We have not and do not expect to market directly to consumers. For the CCS system, our strategy has been to convince the major automobile companies that CCS is an attractive feature which will meet with consumer acceptance and has favorable economics, including high gross margins to the OEM. The OEM then directs us to work with their seat supplier to incorporate CCS into future seat designs. We also market directly to the major domestic and foreign automotive seat suppliers. Our sales of CCS are affected by the levels of new vehicle sales and the general business conditions in the automotive industry.

  For the year ended December 31, 2000, sales to Johnson Controls ( a domestic customer) and NHK (a foreign customer) represented 61% and 38% of our revenues, respectively.

  In the automotive components industry, products typically proceed through five stages of research and development. Initial research on the product concept comes first, in order to assess its technical feasibility and economic costs and benefits. This stage often includes development of an internal prototype for the component supplier's own evaluation. If the product appears feasible, the component supplier manufactures a functioning prototype to demonstrate and test the product's features. These prototypes are then marketed and sold to automotive companies for testing and evaluation. If an automobile manufacturer shows interest in the product, it typically works with the component supplier to refine the product, then purchases second and subsequent generation engineering prototypes for further evaluation. Finally, the automobile manufacturer either decides to purchase the component for a production vehicle or terminates interest in the component.

  The time required to progress through these five stages to commercialization varies widely. Generally, the more a component must be integrated with other vehicle systems, the longer the process takes. Further, products that are installed by the factory usually require extra time for evaluation because other vehicle systems are affected and a decision to introduce the product into the vehicle is not easily reversed. Because our CCS product affects other vehicle systems and is a factory-installed item, the process takes a medium amount of time to commercialization.

  We have engaged in a lengthy development process on the CCS product which involved developing a prototype for proof of concept and then adapting the basic system to actual seats provided by various automotive OEMs and their seat suppliers. In the last two years, we have supplied prototype seats containing our CCS system to virtually every major car manufacturer. As a result of this process, Ford selected us to supply our CCS product to Johnson Controls for installation in the Lincoln Navigator SUV. Ford also selected us to supply Lear with the CCS product for installation as a standard feature in the 2002 model year Lincoln Blackwood. Toyota chose us to supply our CCS product to NHK for installation in the Lexus LS 430 and Toyota Celsior luxury automobiles.

  Our ability to market our CCS product successfully will in large part depend upon the willingness of automobile manufacturers and other OEMs to incur the substantial expense involved in the purchase and installation of our products and systems, and, ultimately, upon the acceptance of our product by consumers. Automobile manufacturers may be reluctant to purchase key components from a small, development stage company with limited financial and other resources. On the other hand, initial customer response to our CCS has been positive. During 2000, we engaged an independent polling firm to poll a sample of Lincoln Navigator owners, some with the CCS product and some without. Results showed that customer satisfaction with the CCS product was high, and that most owners with CCS would purchase it as an option in the future.

Manufacturing, Contractors and Suppliers

  We currently have sufficient manufacturing capacity for CCS systems. We intend to further develop our manufacturing capability in order to implement our business plan, control product quality and delivery, shorten product development cycle times, and protect and further develop proprietary technologies and processes. We expect to develop this capability internally by purchasing new equipment and hiring additional personnel. We purchased a second production line in 2000 in anticipation of increased production for model year 2002 vehicles.

  We rely on various vendors and suppliers for the components of our products. We procure these components through purchase orders with no guaranteed supply arrangements. While we believe that there are a number of alternative sources for most of these components, certain components, including the thermoelectric devices, are only available from a limited number of suppliers.

Backlog

  On March 23, 2001, we had a backlog of orders for the CCS of approximately $442,000, compared to a backlog of $328,000 at March 24, 2000. Our backlog only includes firm orders that we expect to ship within the next five weeks. Our backlog is generally subject to a number of risks and uncertainties, such as the actual volume and timing of vehicle production upon which orders are based.

Proprietary Rights and Patents

  We have historically acquired existing technologies through licenses and joint development contracts in order to optimize our expenditure of capital and time, and sought to adapt and commercialize such technologies in automotive products which were suitable for mass production. We also developed new technologies or furthered the development of acquired technologies through internal research and development efforts by our engineers.

  We have adopted a policy of seeking to obtain, where practical, the exclusive rights to use technology related to our products through patents or licenses for proprietary technologies or processes. We currently have one license arrangement for our CCS product.

  Pursuant to an Option and License Agreement with Feher Design, Inc. ("Feher"), Feher has granted to us an exclusive worldwide license to use specific CCS technologies covered by three patents held by Feher. The license with respect to technology subject to a Feher patent expires upon the expiration of the Feher patent covering the relevant technology. The first of these three patents expires on November 17, 2008. As part of the agreement, all intellectual property developed by us related to variable temperature seats is owned by us.

  In addition to the license rights granted by Feher, we hold three issued patents on a variable temperature seat climate control system. We also have one additional patent pending with respect to the next generation of the CCS.

  We are aware that an unrelated party filed a patent application in Japan on March 30, 1992 with respect to technology similar to the CCS technology. However, to date, this application remains subject to examination and therefore no patent has been issued to the party filing such application. If such patent were to issue and be upheld, it could have a material adverse effect upon our intellectual property position in Japan.

  We are also aware of a patent issued in Japan on November 10, 1998 and in the U.S. on July 20, 1999 regarding a temperature conditioner that is similar to one component of our CCS technology. These are in the name of affiliates of Honda Motor Co., Ltd. and, if upheld, could have a material adverse effect on our intellectual property position. We are in the process of negotiating an agreement with the holder of the patents that would allow Amerigon a royalty free license to the patents.

Competition

  The automotive components and systems business is highly competitive. We may experience competition directly from automobile manufacturers or other major suppliers, most of which have the capability to manufacture competing products. Many of our existing and potential competitors have considerably greater financial and other resources than we do, including, but not limited to, an established customer base, greater research and development capability, established manufacturing capability and greater marketing and sales resources. We also compete indirectly with related products that do not offer equivalent features to our products, but can substitute for our products, such as heated seats and ventilated seats. We believe that our products will compete on the basis of price, performance and quality.

  We are not aware of any competitors that are offering systems for both active heating and cooling of automotive car seats, although substantial competition exists for the supply of heated-only seats and several companies are offering a product that circulates ambient air through a seat without active cooling. In addition, Mercedes Benz and Saab offer options on certain new models that combine heated seats with circulation of ambient air. It is possible that competitors will be able to expand or modify their current products by adding a cooling function to their seats based upon a technology not covered by patented technology we own or license. CCS competes indirectly with alternative methods of providing passenger climate control in a vehicle such as heating and air conditioning systems, which are currently available for almost all vehicles.

Employees

  As of December 31, 2000, we had 86 employees and 4 outside contractors. None of the employees are subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

Risk Factors

  This Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this section, "Item 1 Business," "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations," and in other places in this Report. Such statements may be identified by the use of forward-looking terminology such as "may," "will" "expect" "believe," "estimate," "anticipate" "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth below.

Risks Relating to our Business

Our Core Product is at an Early Stage of Commercialization

  Although we began operations in 1991, we are only in the early stage of commercial manufacturing and marketing of our CCS product.

  In 2000, we experienced our first full year of CCS production and sales, shipping over 100,000 units. In addition, we increased the number of platforms that offer CCS from one in 1999 to four in 2000, including the Lincoln Blackwood (which will begin production in 2001). However, we will require greater sales and additional platforms before we become profitable. There can be no assurance that sales will significantly increase, or that we will become profitable.

  We originally focused our efforts on developing electric vehicles and other automotive systems. Because the electric vehicle market did not develop as rapidly as we anticipated, we substantially scaled back our efforts in that area beginning in 1997 and completely disposed of our electric vehicle business in June 1999 to focus completely on our CCS and AmeriGuard products. In December 2000, we decided to cease funding of our AmeriGuard product in order to direct our resources toward marketing the CCS product and developing the next generation CCS device.

We Have Incurred and Expect to Incur Substantial Operating Losses

  We have incurred substantial operating losses since our inception. As of December 31, 2000 and December 31, 1999, we had accumulated deficits since inception of $55,154,000 and $43,880,000, respectively. These accumulated deficits are attributable to the costs of development and other start-up activities, including the industrial design, development and marketing of our products, and a significant loss we incurred on a major electric vehicle development contract. As is typical for a company in the early stages of production, we have continued to incur losses due to continuing expenses without sufficient revenues or profit margins on the sale of products. We expect to incur significant losses for the next one or two years.

We Need Additional Financing to Finance Planned Operations

  As is customary for a company in the early stages of production, and formerly a development stage company, we have experienced negative cash flow from operations since our inception. We have expended, and expect to continue to expend, substantial funds to continue in our development and marketing efforts. In addition, as the CCS product now requires production in larger quantities, we will incur increased manufacturing costs. We have not generated, and do not expect to generate in the near future, sufficient revenues from the sales of our product to cover our operating expenses. We will require additional financing through bank borrowings, debt or equity financing or otherwise to finance our planned operations. No assurance can be given that we can obtain alternate funding sources or that they will provide sufficient, if any, financing for us.

  At this time, funds from operations are not sufficient to meet our anticipated financial requirements. Based upon current plans, we believe that the net funds raised from the sale of common stock offered in our June 2000 private placement, funds provided by Ferrotec Corporation (see Note 19 to the financial statements), and funds from operations, will be sufficient to meet our operating needs through the end of the second quarter of 2001. Our independent accountants have issued an opinion on our financial statements that raises substantial doubt as to Amerigon's ability to continue as a going concern.

Time Lag from Prototype to Commercial Sale Delays Our Time to Market

  The sales cycle in the automotive components industry is lengthy. For products that must be designed into a vehicle, this cycle can take as long as five years or more, since some companies take up to five years to design and develop a car. Even when selling parts that are neither safety-critical nor highly integrated into a vehicle, an automotive supply company must go through many stages before achieving commercial sales. This is true because automobile manufacturers must develop a high degree of confidence that components will meet customer needs, integrate easily with the other parts of their vehicles, interface with their production and assembly process, and have minimal warranty, safety and service problems. As a result, it normally takes several years from the time that an OEM develops a strong interest in our CCS product until it is available to consumers in that OEM's vehicles.

  Nevertheless, no assurance can be given that our CCS system will be implemented in any other vehicles. Furthermore, there is no assurance that a significant number of consumers will accept or desire our CCS product. This may limit demand for the CCS product.

We are Dependent on Relationships with Our Customers and Suppliers

  Our ability to successfully market and manufacture our products is dependent on relationships with both third party suppliers and customers.

  Our success in marketing the CCS product is dependent on its acceptance by automotive OEMs and their seat suppliers. The CCS product is offered as an optional feature on the Lincoln Navigator SUV, Lexus LS 430 and Toyota Celsior luxury vehicles and we are working with many other automotive OEMs and their seat suppliers in an effort to have the CCS product included in other models commencing with the 2002 model year and beyond. However, there is no assurance that automotive OEMs will accept our product. Even if we are successful in obtaining favorable responses from automotive manufacturers, we may need to license our technology to potential competitors to ensure adequate additional sources of supply in light of automobile manufacturers' reluctance to purchase products from a sole-source supplier particularly where the continued viability of the supplier is in doubt, as may be in our case.

  We rely on various vendors and suppliers for the components of our products and procure these components through purchase orders, with no guaranteed supply arrangements. While we believe that there are a number of alternative sources for most of these components, certain components, including thermoelectric devices, are only available from a limited number of suppliers. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows. Our business and operations could also be materially adversely affected by delays in deliveries from suppliers.

We have Limited Manufacturing Experience

  To date, we have only one full year of manufacturing operations. There can be no assurance that our efforts to increase our manufacturing operations will not exceed estimated costs or take longer than expected or that other unanticipated problems will not arise. These events could materially adversely affect our operations, financial condition and/or business prospects. Automobile manufacturers demand on-time delivery of quality products, and some have imposed substantial financial penalties for failure to deliver components to their plants on a timely basis. Such penalties, as well as costs to avoid them, such as working overtime and overnight air freighting parts that normally are shipped by less expensive means of transportation, could have a material adverse effect on our business and financial condition. Moreover, the inability to meet demand for our products on a timely basis would materially adversely affect our reputation and prospects.

We Face Uncertain Market Acceptance; We Have Limited Marketing Capabilities

  Because our products are sophisticated and in an early stage of development, we must educate potential customers and prove that our product's quality justifies its cost. We are likely to meet resistance from potential customers reluctant to make the modifications necessary to incorporate our product into their products and production processes. In some cases, we may need to rely on our distributors or other strategic partners to market our products. The success of these relationships will depend in part on the other party's own competitive, marketing and strategic goals, including the relative advantages of alternative products they may be developing and/or marketing. In light of these facts, there can be no assurance that we will be able to market our products properly so as to generate meaningful product sales.

We Face Intense Competition; It is Possible Our Technology Will Become
Obsolete

  The automotive component industry is intensely competitive. Component manufacturers compete over price and quality of products, and to retain and attract qualified technical and marketing personnel. Virtually all of our competitors are substantially larger in size, have significantly greater financial, marketing and other resources, have more extensive industry experience, and have a longer record of successful operations. There can be no assurance that we will successfully differentiate our products from those of our competitors, that the marketplace will consider our current or proposed products to be superior, or even comparable, to those of our competitors, or that we can succeed in establishing relationships with automobile manufacturers. Furthermore, no assurance can be given that the competitive pressures we face will not adversely affect our financial performance.

  Due to the rapid pace of technological change, as with any technology-based product, our products may be rendered obsolete by future developments in the industry. Our competitive position would be adversely affected if we became unable to anticipate such future developments and obtain access to the new technology.

Our Patents and Proprietary Rights Offer Us Limited Protection From
Competitors

  As of December 31, 2000, we own four patents and had one patent pending. We are also the licensee of three patents. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted to us or that our pending patent application will issue. There also can be no assurance that our (or our licensor's) patents and proprietary rights will not be challenged or circumvented, or that they will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or design around any patents that have been or may be issued to our licensors or to us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in certain international markets.

  Because of rapid technological developments in the automotive industry and the competitive nature of the market, the patent position of any component manufacturer is subject to uncertainties and may involve complex legal and factual issues. Consequently, although we either own or have licenses to certain patents, and are currently processing several additional patent applications, it is possible that no patents will issue from any pending applications or that claims allowed in any existing or future patents issued or licensed to us will be challenged, invalidated, or circumvented, or that any rights granted thereunder will not provide us adequate protection. There is an additional risk that we may be required to participate in interference proceedings to determine the priority of inventions or may be required to commence litigation to protect our rights, which could result in substantial costs.

  Our products may conflict with patents that have been or may be granted to competitors or others. They could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of our products. This kind of litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any such actions were successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. If that were to happen, there can be no assurance that we could obtain the necessary license on acceptable terms, if at all. Our failure to obtain needed patents, licenses or proprietary information held by others could have a material adverse effect on our business. However, we have not received any notice that our products infringe on the proprietary rights of third parties.

  The enactment of the legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of 17 years from the date of grant. The new term of a United States patent commences on the date of issuance and terminates 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of an automotive technology patent application is often more than three years, a 20-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact our patent position. If this change results in a shorter period of patent coverage, our business could be adversely affected to the extent that the duration and/or level of the royalties we may be entitled to receive from a collaborative partner, if any, is based on the existence of a valid patent.

  We are aware that an unrelated party filed a patent application in Japan on March 30, 1992 with respect to certain improvements to the CCS technology. No patent has been issued on this application. We are also aware of a patent issued in Japan on November 10, 1998 and in the U.S. on July 20, 1999 regarding a temperature conditioner that is similar to one component of our CCS technology. These are in the name of affiliates of Honda Motor Co., Ltd. and, if upheld, could have a material adverse effect on our intellectual property position. We are in the process of negotiating an agreement with Honda and the patent holder that would allow Amerigon a royalty free license to use the patents, but we cannot assure you that an agreement, if reached, will be favorable to us.

  We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties and must continue to comply with these licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

  We rely on trade secrets that we seek to protect, in part, through confidentiality and non-disclosure agreements with employees, customers, suppliers and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by competitors. If consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information which may not be resolved in our favor. We may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel. Additionally, with respect to our licensed technology, there can be no assurance that the licensors will have the desire or the resources, financial or otherwise, to defend against any challenges to their patent rights.

Our Customers May Unilaterally Cancel Contracts or Require Price Reductions

  Automotive customers typically reserve the right to unilaterally cancel contracts completely or to require unilateral price reductions. Although they generally reimburse companies for actual out-of-pocket costs incurred with respect to a particular contract up to the point of cancellation, these reimbursements typically do not cover costs associated with acquiring general-purpose assets such as facilities and capital equipment, and may be subject to negotiation and substantial delays in receipts. If any of our customers were to unilaterally cancel a contract, or impose a unilateral price reduction, we might lose some or all of the financial benefits we anticipated from such contract. This could have a material adverse effect on our financial condition and the results of our operations.

We Are Dependent on Key Personnel and Need to Retain Our Technical Personnel

  Our success will depend to a large extent upon the continued contributions of Richard A. Weisbart, President and Chief Executive Officer, and other executives of the Company. The loss of the services of Mr. Weisbart or any of our executive personnel could have a material adverse effect on us. Our success will also depend, in part, upon our ability to retain qualified engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in southern California, where our operations are located, and we may not be successful in recruiting or retaining sufficient qualified personnel.

We Rely on Independent Contractors

  In the past, we engaged outside contractors to perform certain product-assembly and other production functions, and we anticipate that we may desire to engage contractors for such purposes in the future. We believe there are a number of outside contractors that provide the kinds of services we have used in the past and may desire to use in the future. However, no assurance can be given that any contractors would agree to work for us on acceptable terms, or at all. Our inability to engage outside contractors would impair our ability to complete any development and/or manufacturing contracts for which outside contractors' services may be needed. Even if we are able to hire outside contractors, our reliance on them for certain production functions will reduce our control over the manufacture of our products and will make us partly dependent on them to deliver our products in a timely manner, with satisfactory quality controls, and on a competitive basis.

We Face Potential Product Liability

  Our business will expose us to potential product liability risks that are inherent in the manufacturing, marketing and sale of automotive components. In particular, there may be substantial warranty and liability risks associated with our products. If available, product liability insurance generally is expensive. While we presently have $8,000,000 of product liability coverage with an additional $2,000,000 in product recall coverage, there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms with respect to other products we may develop, or that any insurance obtained will provide adequate protection against any potential liabilities. In the event of a successful claim against us, a lack or insufficiency of insurance coverage could have a material adverse effect on our business and operations.

We Face the Risks of Foreign Sales and Operations

  Many of the world's largest automotive OEMs are located in foreign countries. Accordingly, our business is subject to many of the risks of international operations, including governmental controls, tariff restrictions, foreign currency fluctuations and currency control regulations. However, historically, substantially all of our sales to foreign countries have been denominated in U.S. dollars. As such, our historical net exposure to foreign currency fluctuations has not been material. No assurance can be given that future contracts will be denominated in U.S. dollars, however.

  Furthermore, we may engage contractors located in foreign countries. Accordingly, we will be subject to additional risks inherent in international operations, including work stoppages, transportation delays and interruptions, political instability, economic disruptions, the imposition of import and export controls, changes in governmental policies, and other factors which could have an adverse effect on our business.

Risks Relating to Share Ownership

We Have Controlling Shareholders Whose Interests May Differ from Other Shareholders

  On March 29, 1999, we entered into a Securities Purchase Agreement with Westar Capital II LLC and Big Beaver Investments LLC (together, the "Controlling Shareholders") pursuant to which the Controlling Shareholders invested $9 million in Amerigon in return for contingent warrants and 9,000 shares of our Series A Preferred Stock (which are convertible into shares of our common stock at an initial conversion price of $1.675 per common share). The contingent warrants are exercisable only to the extent certain other warrants to purchase common stock are exercised, and then only to purchase a number of shares in proportion to the shares purchased by the exercise of such other warrants in an amount equal to the percentage interest in us that they had in us after the initial investment (on an as-converted basis). In connection with this transaction, the Controlling Shareholders obtained the right to elect a majority of our directors as well as rights of first refusal on future financing and registration rights. In addition, based upon the terms of the Series A Preferred Stock, at December 31, 2000, the Controlling Shareholders own approximately 58.3% of our common equity (on an as-converted basis, excluding options and warrants). The interests of the controlling shareholders may differ from those of other shareholders.

Anti-Takeover Effects of Preferred Stock Make Acquisition More Difficult

  Our outstanding Series A Preferred Stock confers upon the controlling shareholders the right to elect five of seven members of our Board of Directors. In addition, the Series A Preferred Stock votes together with the shares of our common stock on any other matter submitted to shareholders. Based on the terms of our Series A Preferred Stock, at December 31, 2000, the Controlling Shareholders own approximately 58.3% of our common equity (on an as-converted basis, excluding options and warrants) and have the ability to approve or prevent any subsequent change in control.

  In addition, our Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

Ford has a Significant Number of Warrants That May Dilute Shareholder
Interests

  As part of the VPA, we granted Ford warrants exercisable for shares of our common stock. A warrant for the right to purchase 82,197 shares of our common stock at an exercise price of $2.75 per share was issued and fully vested on March 27, 2000. In September 2000, an additional warrant for 26,148 shares of our common stock at an exercise price of $2.75 was issued due to certain anti-dilution provisions in the VPA which were triggered by the sale of 2.5 million shares of our common stock in June 2000. Additional warrants will be granted and vested based upon purchases by Ford of a specified number of CCS units in a given year throughout the length of the VPA. The exercise price of these additional warrants depends on when they vest, with the exercise price increasing each year. If Ford does not achieve specific goals in any year, the VPA contains provisions for Ford to make up the shortfall in the next succeeding year. If Ford achieves all of the incentive levels required under the VPA, warrants will be granted and vested for an additional 1,300,140 shares of our common stock. The exercise of these warrants could cause significant dilution to existing shareholders. The Ford warrants contain a cashless exercise provision, which allows Ford to exercise its warrants and receive a number of shares equal in value to the difference between the then market price of the common stock and the exercise price of the warrant, multiplied by the number of warrant shares being exercised.

Fluctuations in Our Quarterly Results and Our Small "Float" May Result in a Volatile Stock Price

  Our quarterly operating results may fluctuate significantly in the future due to such factors as acceptance of our product by OEMs and consumers, timing of our product introductions, availability and pricing of components from third parties, timing of orders, foreign currency exchange rates, technological changes, and economic conditions generally. Broad market fluctuations in the stock markets can, obviously, adversely affect the market price of our common stock. In addition, failure to meet or exceed analysts' expectations of financial performance may result in immediate and significant price and volume fluctuations in our common stock.

  Without a considerably larger public float, our common stock will be less liquid than stocks with broader public ownership. As a result, trading prices for the our stock may fluctuate significantly and certain institutional controlling shareholders may be unwilling to invest in such a thinly traded security.

Future Sales of Eligible Shares May Lower Price of Common Shares

  Sales of substantial amounts of our common stock into the public market could lower our common stock's market price. As of the close of trading on March 2, 2001, we had 4,427,975 shares of our common stock outstanding. Future sales of substantial amounts are possible due to any of the following:

  . Employees (who are not deemed affiliates) hold options to buy 921,447 shares of our common stock. The common stock to be issued upon exercise of these options has been registered, and therefore, may be freely sold when issued.

  . We have outstanding warrants to buy 4,187,782 shares of our common stock.
    Any shares registered will be eligible for resale. If these shares are not sold, they may be included in certain registration statements to be filed by us in the future.

  . We have registered the resale of 2,740,400 restricted shares, including shares underlying warrants (subject to adjustment in certain circumstances), of our common stock by filing a registration statement on Form S-3 with the Securities and Exchange Commission.

  . We may issue options to purchase up to an additional 470,667 shares of our common stock under our 1993 and 1997 stock option plans. These options will be fully transferable when issued.

  . The holders of our Series A Convertible Preferred Stock may convert it into 5,373,134 shares of our common stock. These holders possess demand and piggyback registration rights.

We Have Not Paid And Do Not Expect to Pay Dividends on Our Common Stock

  We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the near future.

ITEM 2. PROPERTIES

  We maintain our corporate headquarters, manufacturing and research and development facilities in leased space of approximately 40,000 square feet in Irwindale, California. Our lease expires December 31, 2002. The current monthly rent under the lease is approximately $20,000. We have other leased sales offices in Detroit, Germany and Japan which collectively cost approximately $15,000 per month. We believe that these facilities are adequate for their present requirements.

ITEM 3. LEGAL PROCEEDINGS

  We are subject to litigation from time to time in the ordinary course of our business, but there is no current pending litigation to which we are a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  Our Common Stock trades on the Nasdaq SmallCap Market under the symbol ARGN. Our Class A Warrants trade on the Nasdaq Bulletin Board under the symbol ARGNW. The following table sets forth the high and low bid prices for our Common Stock as reported on the Nasdaq SmallCap Market for each quarterly period (or part thereof) from the beginning of the first quarter of 1999 through the fourth quarter of 2000. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                  High(1) Low(1)
                                                                  ------- ------
     1999
      1st Quarter................................................   3.44   0.81
      2nd Quarter................................................   6.22   0.75
      3rd Quarter................................................   5.25   3.00
      4th Quarter................................................   4.91   2.00

     2000
      1st Quarter................................................  25.50   2.50
      2nd Quarter................................................  15.00   7.25
      3rd Quarter................................................   9.00   5.00
      4th Quarter................................................   5.13   1.81

- ---------------------
(1) Numbers adjusted to give effect to the 1-for-5 reverse stock split that became effective on January 26, 1999, upon the filing of an amendment to our Articles of Incorporation. Our Common Stock began trading on the adjusted basis on the Nasdaq SmallCap Market on January 28, 1999.


ITEM 6. SELECTED FINANCIAL DATA

                                       Year Ended December 31,
                             ------------------------------------------------
                                 (In thousands except per share data)
                               1996      1997      1998      1999      2000
                             --------  --------  --------  --------  --------
Product revenues............ $     --  $     --  $     18  $    336  $  6,886
Net loss....................   (9,997)   (5,417)   (7,704)   (7,575)  (11,274)
Net loss per basic and
 diluted share(1)...........   (12.30)    (3.08)    (4.03)    (8.29)    (3.43)
Accumulated deficit.........  (23,184)  (28,601)  (36,305)  (43,880)  (55,154)
                                          As of December 31,
                             ------------------------------------------------
                                            (In thousands)
                               1996      1997      1998      1999      2000
                             --------  --------  --------  --------  --------
Working capital (deficit)... $ (3,315) $  8,826  $  1,190  $  1,481  $  3,200
Total assets................    3,922    10,568     2,644     3,721     8,745
Long term obligations and
 redeemable preferred
 Stock......................       43        41        26     8,278         5
Capitalized lease
 obligations................       43        41        65        27        12

- ---------------------
(1) Numbers adjusted to give effect to the 1-for-5 reverse stock split that became effective on January 26, 1999, upon the filing of an amendment to our Articles of Incorporation. Our common stock began trading on the adjusted basis on the Nasdaq SmallCap Market on January 28, 1999.

                  Unaudited Quarterly Financial Data Schedule
                For the Years Ended December 31, 2000 and 1999
                                (In thousands)

                                         For the three months ended,
                                ----------------------------------------------
                                March 31, June 30,  September 30, December 31,
                                  2000      2000        2000          2000
                                --------- --------  ------------- ------------
Net sales......................  $   954  $   944      $ 1,779      $ 3,209
Gross profit...................      109      143          143          217
Loss before extraordinary
 item..........................   (2,064)  (4,661)      (2,376)      (2,880)
Net loss.......................   (2,064)  (3,954)      (2,376)      (2,880)
Basic and diluted net loss per
 share.........................  $ (1.08) $ (1.66)     $ (0.54)     $ (0.65)

                                         For the three months ended,
                                ----------------------------------------------
                                March 31, June 30,  September 30, December 31,
                                  1999      1999        1999          1999
                                --------- --------  ------------- ------------
Net sales......................  $    17  $    10      $    20      $   289
Gross profit...................       17       42          (75)        (426)
Loss before extraordinary
 item..........................   (1,639)  (1,612)      (1,994)      (2,330)
Net loss.......................   (1,639)  (1,612)      (1,994)      (2,330)
Basic and diluted net loss per
 share.........................  $ (0.86) $ (5.17)     $ (1.04)     $ (1.22)

  The net sales amounts differ from those originally reported due to a change in the way we group certain costs and reimbursements. We group prototype materials costs and related reimbursements in research and development. We group tooling costs and related reimbursements in cost of goods sold. These costs were formerly included in development contract revenues and development contract costs. The present grouping is consistent with accounting standards in the automotive industry. The change did not affect net loss or basic and diluted net loss per share for any of the periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this report.

Overview

  We are in the business of developing and manufacturing vehicle components for automotive OEMs. We were incorporated in California on April 23, 1991 as a research and development entity focused on creating electric vehicles. During 1998, we decided to suspend funding activities associated with electric vehicles and directed our resources to developing and commercializing the Climate Control Seat ("CCS") and our AmeriGuard radar for maneuvering and safety. In May 1999, our shareholders voted to discontinue electric vehicle operations and in December 2000, we decided to cease funding for AmeriGuard. As a result, we are now focused solely on the manufacture and marketing of the CCS product and the development of the next generation CCS device. Accordingly, we have incurred significant sales and marketing, prototype, and engineering expenses to gain orders for production vehicles.

  We are now operating as a supplier to the auto industry. Inherent in this market are costs and expenses well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to OEMs requiring the coordination and testing of proposed new components and sub-systems. Revenues from these expenditures may not be realized for two to three years as the OEMs tend to group new components and enhancements into annual or every two to three year vehicle model introductions. In addition, we believe that in light of the current economic conditions, lower industry volumes and other factors, that new vehicle production volumes for OEMs in 2001 will be lower than levels in 2000. Reduced demand for new vehicles could have an impact on our financial results for fiscal year 2001.

Results of Operations Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Revenues. Revenues for year ended December 31, 2000 were $6,886,000 as compared with revenues of $336,000 in the year ended December 31, 1999. The large increase was due to an increase in CCS units shipped from about 5,000 in 1999 to over 100,000 in 2000. The year 2000 marked our first full year as an operating company producing and selling a commercial product.

  Product Costs. Product costs increased from $778,000 in 1999 to $6,274,000 in 2000. The increase is due to the much larger shipments of CCS product in 2000 compared to 1999. We experienced a positive gross margin of $612,000 in 2000 compared to a negative gross margin of $442,000 in 1999, due to fixed costs being spread over the higher production volume in 2000. We anticipate product costs to increase in absolute dollars while decreasing as a percentage of revenue. Product costs includes tooling costs and related reimbursements; net reimbursements of $34,000 and $184,000 were recorded for 2000 and 1999, respectively.

  Research and Development Expenses. Research and development expenses increased to $4,099,000 in 2000 from $3,721,000 in 1999. The change was due to an increase in salaries and benefits of $530,000 due to higher staffing in the engineering departments, and a $373,000 increase in overhead. These increases were offset by a $348,000 decrease in consulting/temporary help and a $126,000 decrease in prototype costs (net of reimbursements). Consulting/temporary help was higher in 1999 due to expenditures on a consultant to the radar department and a greater reliance on temporary workers. The decrease in prototype costs is due to greater reimbursements in 2000 compared to 1999.

  We group development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in product costs. This classification has been made for all years presented.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6,088,000 in 2000 compared to $3,481,000 in 1999. The change was due to an increase in salaries, bonuses and benefits of $1,119,000, professional fees of $819,000, and amortization of the deferred exclusivity fee of $199,000 (see Note 6 to the financial statements). We also experienced increases in travel and recruiting of $145,000 and $103,000, respectively. The increases in 2000 related to the launch of the CCS product on the Lincoln Navigator, Lexus LS 430, Toyota Celsior and Lincoln Blackwood vehicles. We expect SG&A expenses to decrease in 2001 as we seek to reduce expenses throughout the company.

  Interest Income. Net interest income in 2000 increased to $201,000 due to cash provided by the sale of our common stock in June 2000 (see Note 8 to the financial statements). We also incurred interest expense of $2,607,000 in 2000. The primary cause was a non-cash interest charge of $2.5 million relating to the beneficial conversion feature of the bridge loan (see Note 7 to the financial statements). We also incurred $49,000 in interest as a result of the bridge loan of $2,500,000, $57,000 in amortized bridge loan discount and $2,000 associated with the amortization of deferred financing costs.

Results of Operations Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Revenues. Product revenues for the year ended December 31, 1999 were $336,000, compared to $18,000 for the year ended December 31, 1998. The revenues in 1999 reflect the first commercial shipments of our CCS product for use in the Lincoln Navigator.

  Research and Development. Research and development expenses decreased by $93,000 in 1999 to $3,721,000 from $3,814,000 in 1998. These expenses represent research and development expenses, net of reimbursements, relating to the CCS and AmeriGuard products in 1999, and the CCS, AmeriGuard and electrical vehicle products in 1998. The slight decrease reflects the suspension of expenditures on the electrical vehicle product in 1999, offset by increases in spending on AmeriGuard and CCS.

  We group development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in product costs. This classification has been made for all years presented.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $617,000 in 1999 to $3,481,000 from $4,098,000 in 1998. The change was due to a decrease in recruiting and other outside consulting services in 1999.

  Interest Income. Net interest income in 1999 decreased to $105,000 from $238,000 in 1998 due to a decline in cash balances before the completion of the sale of Series A Preferred Stock (see Note 9 to the financial statements). We also incurred interest expense of $14,000 as a result of a bridge loan of $1,200,000 and $9,000 associated with the amortization of deferred financing costs.

Liquidity and Capital Resources

  As of December 31, 2000, we had working capital of $3,200,000.

  On March 16, 2000, Big Star, an affiliate of our controlling shareholders, Westar and Big Beaver, provided us with a secured bridge loan for up to $4.0 million which bore interest at 10% per annum and matured on August 31, 2000. As additional consideration for the credit facility, we issued warrants to purchase 18,109 shares of our common stock at $5 per share. The warrant expires after five years if not exercised. The credit facility was secured by a lien on virtually all of our assets. The bridge loan was necessary to allow us to continue operations pending the closing of a subsequent equity financing.

  On June 14, 2000, we completed a privately placed financing with accredited investors, pursuant to which we sold 2,200,000 shares of our common stock for $11,000,000. In addition, Westar and Big Beaver elected to convert $1,500,000 of the debt under the bridge loan into 300,000 shares of our common stock. Due to anti-dilution provisions in various warrants triggered by the June 2000 private placement, we issued additional warrants to purchase up to 1,125,698 shares of our common stock. Of those warrants, 387,064 are contingent warrants that are exercisable only to the extent certain other warrants to purchase common stock are exercised, and then only to purchase a number of shares in proportion to the shares purchased by the exercise of such other warrants in an amount equal to the percentage interest in us that they had in us after the initial investment (on an as-converted basis).

  Our principal sources of operating capital have been the proceeds of our various financing transactions and, to a lesser extent, revenues from the sale of CCS units to Johnson Controls and NHK and reimbursements of prototype material and tooling costs from customers.

  As of December 31, 2000, our cash and cash equivalents increased by $1,205,000 from $1,647,000 at December 31, 1999, primarily due to the cash raised by the June 2000 private placement offset by the cash used in operating activities of $9,370,000, which was mainly attributable to the net loss of $11,274,000. Investing activities used $695,000 as we purchased production equipment and tooling for CCS production. Financing activities provided $11,270,000 due primarily to $9,730,000 in net proceeds from the June 2000 private placement and $1,500,000 from the bridge loan which was converted into our common stock.

  Until we are selling units in the automotive market with an appropriate margin and volume, we expect to incur losses for the foreseeable future. Even the volume production we expect for the four Ford and Toyota platforms will not generate sufficient revenue to meet our operating needs. We will need to raise additional cash from financing sources before we can achieve profitability from our operations. There can be no assurance that profitability can be achieved in the future. Although we have begun production on our CCS product, larger orders for the seat product will require significant expenses for tooling and to set up manufacturing and/or assembly processes. We also expect to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing of these products. We do not intend to pursue any more significant grants or development contracts to fund operations and therefore are highly dependent on current working capital sources. On March 28, 2001 we entered into a manufacturing and supply agreement with Ferrotec Corporation, a Tokyo based manufacturer. The agreement grants to Ferrotec the exclusive right to manufacture CCS units in certain countries, for ultimate distribution by us to our customers within those countries, with the understanding that we will enter into good faith negotiations with Ferrotec to establish a joint venture for the purpose of purchasing, marketing, selling and distributing the CCS units in those countries. The countries includes China, Japan, Taiwan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the agreement begins April 1, 2001 and expires on April 1, 2011. Ferrotec has agreed to pay us $2,000,000 for the exclusive manufacturing rights. Ferrotec has also entered into a subscription agreement with us, whereby Ferrotec will purchase 200,000 unregistered shares of our common stock at $5 per share. The subscription agreement grants Ferrotec demand registration rights beginning one year from the closing of the subscription agreement and piggy-back registration rights if we propose to register any securities before then.

  At December 31, 2000, we had cash and cash equivalents of $2,852,000 and working capital of $3,200,000. Based on our current operating plan, we believe existing cash and working capital are not sufficient to meet our anticipated financial requirements. We believe that current cash balances, together with the anticipated funds from the manufacturing and supply agreement with Ferrotec Corporation, will be sufficient to meet our operating needs through the end of the second quarter of 2001.

  We are currently attempting to obtain a line of credit secured by receivables, and are considering pursuit of additional funds through additional debt or equity financing or through strategic corporate partnerships. We also plan to reduce discretionary spending to the extent feasible. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Failure to raise additional capital would have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We place our investments in debt instruments of the U. S. government and in high-quality corporate issuers. As stated in our policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign country currencies and therefore are not subject to foreign exchange risk.

  The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at December 31, 2000.

                                                                 Average Rate of
                                                                    Return at
                                                                  December 31,
                                                  Carrying Value      2000
   Marketable Securities                          (in thousands)  (Annualized)
   ---------------------                          -------------- ---------------
   Cash equivalents..............................     $2,852           7.6%

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which will become effective for the Company in fiscal 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. We are still assessing the impact of SFAS 133 on the reported financial condition and results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated by reference from the information contained under the captions entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the Commission in connection with our 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the information contained under the captions entitled "Executive Compensation," "Executive Compensation Table," "Compensation Committee Interlocks and Insider Participation," "Option Grant Table," and "Aggregate Options Exercised and Year-End Values" in our definitive proxy statement to be filed with the Commission in connection with the Company's 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference from the information contained under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" and in our definitive proxy statement to be filed with the Commission in connection with the Company's 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference from the information contained under the caption entitled "Certain Transactions" in our definitive proxy statement to be filed with the Commission in connection with our 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    1. Financial Statements.

    The following financial statements of the Company and report of independent accountants are included in Item 8 of this Annual Report:

                                                                            Page
                                                                            ----
       Balance Sheets......................................................  F-2
       Statements of Operation.............................................  F-3
       Statements of Shareholders' Equity (Deficit)........................  F-4
       Statements of Cash Flows............................................  F-5
       Notes to the Financial Statements...................................  F-6
       Report of Independent Accountants................................... F-23

    2. Financial Statement Schedule.

    The following Schedule to Financial Statements is included herein:

    Schedule II--Valuation and Qualifying Accounts.

    3. Exhibits.

    The following exhibits are filed as a part of this report:

 Exhibit
 Number                                Description
 ------- ----------------------------------------------------------------------

  3.1.1  Amended and Restated Articles of Incorporation (the "Articles") of the
          Company(9)

  3.1.2  Certificate of Amendment of Articles filed with the California
          Secretary of State on December 5, 1996(2)

  3.1.3  Certificate of Amendment of Articles filed with the California
          Secretary of State on January 26, 1999(6)

  3.2    Amended and Restated Bylaws of the Company(2)

  4.1.1  Form of Warrant Agreement among the Company, the Underwriter and U.S.
          Stock Transfer Corporation as Warrant Agent(2)

  4.2.1  Form of Warrant Certificate for Class A Warrant(2)

  4.2.2  Certificate of Designation of Series A Convertible Preferred Stock(9)

  4.3    Form of Specimen Certificate of Company's Class A Common Stock(1)

  4.4 Escrow Agreement among the Company, U.S. Stock Transfer Corporation and the shareholders named therein(1)

 10.1    1993 Stock Option Plan, together with Form of Incentive Stock Option
          Agreement and Nonqualified Stock Option Agreement(1)

 10.4    Form of Underwriter's Unit Purchase Option(2)

 10.6 Form of Indemnity Agreement between the Company and each of its officers and directors(1)

 10.8    Option and License Agreement dated as of November 2, 1992 between the
          Company and Feher Design, Inc.(1)

 10.9 Shareholders Agreement, dated May 13, 1993, by and among the Company and the shareholders named therein(1)

 Exhibit
 Number                                Description
 ------- ----------------------------------------------------------------------
 10.13   Joint Venture Agreement between Yazaki Corporation and Amerigon
          Incorporated, dated July 22, 1997(3)

 10.14   Amendment to Option and License Agreement between Amerigon and Feher
          Design dated September 1, 1997(4)

 10.15   Standard Lease dated January 1, 1998 between Amerigon and Dillingham
          Partners(4)

 10.17   Securities Purchase Agreement dated March 29, 1999 by and among the
          Company, Westar Capital II LLC and Big Beaver Investments LLC(5)

 10.22   Share Exchange Agreement dated March 29, 1999 between the Company and
          Lon E. Bell(5)

 10.23   Credit Agreement dated March 16, 2000 between the Company and Big Star
          Investments LLC(7)

 10.24   Security Agreement dated March 16, 2000 between the Company and Big
          Star Investments LLC(7)

 10.25 Patent and Trademark Security Agreement dated March 16, 2000 between the Company and Big Star Investments LLC(7)

 10.26   Bridge Loan Warrant dated March 16, 2000(7)

 10.27   Letter to Amerigon Incorporated Regarding Series A Preferred Stock(7)

 10.28   Ford Warrant dated March 27, 2000(8)

 10.29 Value Participation Agreement dated March 27, 2000 between the Company and Ford Motor Company(8)

 23.1    Consent of PricewaterhouseCoopers LLP

      (b)Reports on Form 8-K.

     On November 8, 2000, the Company filed a Current Report on Form 8-K (event dated October 20, 2000) to report under Item 5 (other events).

- ---------------------
 (1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.

 (2) Previously filed as an exhibit to the Company Registration Statement on Form S-2, as amended, File No. 333-17401, and incorporated by reference.

 (3) Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 22, 1997, and incorporated herein by reference.

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

 (7) Previously filed as an exhibit to the Company's Current Report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

 (8) Previously filed as an exhibit to the Company's Current Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

 (9) Previously filed as an exhibit to the Company's Current Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Balance Sheets.............................................................  F-2
Statements of Operations...................................................  F-3
Statements of Shareholders' Equity (Deficit)...............................  F-4
Statements of Cash Flows...................................................  F-5
Notes to the Financial Statements..........................................  F-6
Report of Independent Accountants.......................................... F-23

                             AMERIGON INCORPORATED

                                 BALANCE SHEETS

                                 (In thousands)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS

Current Assets:
  Cash & cash equivalents.................................. $  2,852  $  1,647
  Accounts receivable less allowance of $55, and $58,
   respectively............................................    1,375       282
  Inventory................................................    1,478       490
  Prepaid expenses and other assets........................      487       251
                                                            --------  --------
    Total current assets...................................    6,192     2,670
Property and equipment, net................................    1,383     1,051
Deferred exclusivity fee, net..............................    1,170        --
                                                            --------  --------
    Total Assets........................................... $  8,745  $  3,721
                                                            ========  ========

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable......................................... $  1,376  $    592
  Accrued liabilities......................................    1,446       597
  Deferred revenue.........................................      170        --
                                                            --------  --------
    Total current liabilities..............................    2,992     1,189
Long term portion of capital lease.........................        5        11
                                                            --------  --------
    Total liabilities......................................    2,997     1,200
Mandatorily redeemable preferred stock:
  Series A--Preferred Stock--no par value; redeemable and
   convertible; 9 shares authorized, none and 9 issued and
   outstanding at December 31, 2000 and 1999; liquidation
   preference of $9,315 (Note 9)...........................       --     8,267
                                                            --------  --------
Commitments (Note 15)

Shareholders' equity (deficit):
  Preferred stock:
   Series A--no par value; convertible; 9 shares
    authorized, 9 and none issued and outstanding at
    December 31, 2000 and 1999; liquidation preference of
    $9,945 (Note 9)........................................    8,267        --
  Common stock:
   No par value; 20,000 shares authorized, 4,428 and 1,910
    issued and outstanding at December 31, 2000 and 1999...   37,947    28,149
  Paid-in capital..........................................   14,689    10,059
  Deferred compensation....................................       (1)      (74)
  Accumulated deficit......................................  (55,154)  (43,880)
                                                            --------  --------
    Total shareholders' equity (deficit)...................    5,748    (5,746)
                                                            --------  --------
    Total liabilities and shareholders' equity (deficit)... $  8,745  $  3,721
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements

                             AMERIGON INCORPORATED

                            STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
Product revenues................................... $  6,886  $    336  $    18
Cost of sales......................................    6,274       778       48
                                                    --------  --------  -------
Gross margin.......................................      612      (442)     (30)
Operating costs and expenses:
 Research and development..........................    4,099     3,721    3,814
 Selling, general and administrative...............    6,088     3,481    4,098
                                                    --------  --------  -------
   Total operating costs and expenses..............   10,187     7,202    7,912
                                                    --------  --------  -------
Operating loss.....................................   (9,575)   (7,644)  (7,942)
Interest income....................................      201       135      255
Interest expense...................................   (2,607)      (30)     (17)
Loss on disposal of property and equipment.........       --       (36)      --
                                                    --------  --------  -------
Loss before extraordinary item.....................  (11,981)   (7,575)  (7,704)
                                                    --------  --------  -------
Extraordinary gain from extinguishment of debt.....      707        --       --
                                                    --------  --------  -------
Net loss...........................................  (11,274)   (7,575)  (7,704)
Deemed dividend to preferred shareholders..........       --    (8,267)      --
                                                    --------  --------  -------
Net loss available to common shareholders.......... $(11,274) $(15,842) $(7,704)
                                                    ========  ========  =======
Basic and diluted net loss per share:
 Loss before extraordinary item.................... $  (3.65) $  (8.29) $ (4.03)
 Extraordinary gain from extinguishment of debt....     0.22        --       --
                                                    --------  --------  -------
Net loss........................................... $  (3.43) $  (8.29) $ (4.03)
                                                    ========  ========  =======
Weighted average number of shares outstanding......    3,283     1,910    1,910
                                                    ========  ========  =======


   The accompanying notes are an integral part of these financial statements

                             AMERIGON INCORPORATED

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                 (In thousands)

                          Preferred  Common Stock  Paid-in    Deferred   Accumulated
                            Stock   Shares Amount  Capital  Compensation   Deficit    Total
                          --------- ------ ------- -------  ------------ ----------- --------
Balance at December 31,
 1997...................       --   1,910  $28,149 $ 9,882       --       $(28,601)  $  9,430
 Net loss...............                        --               --         (7,704)    (7,704)
                           ------   -----  ------- -------      ---       --------   --------
Balance at December 31,
 1998...................       --   1,910   28,149   9,882       --        (36,305)     1,726
 Issuance of warrants to
  purchase Common Stock
  in conjunction with
  Bridge Loan
  Financing.............       --      --       --       9       --             --          9
 Issuance of warrants to
  purchase Common Stock
  in exchange for
  services..............       --      --       --       1       --             --          1
 Issuance of shares in
  consolidated
  subsidiary to
  Shareholder...........       --      --       --      88       --             --         88
 Issuance of option to
  purchase Common
  Stock.................       --      --       --      79      (74)            --          5
 Net loss...............       --      --       --      --       --         (7,575)    (7,575)
                           ------   -----  ------- -------      ---       --------   --------
Balance at December 31,
 1999...................       --   1,910   28,149  10,059      (74)       (43,880)   ( 5,746)
Reclassification of
 Preferred Stock from
 mezzanine in
 conjunction with
 amendment to remove
 change in control
 provision..............    8,267      --       --      --       --             --      8,267
 Issuance of warrants to
  purchase Common Stock
  in conjunction with
  Bridge Loan
  Financing.............       --      --       --     173       --             --        173
 Issuance of warrants to
  purchase Common Stock
  in conjunction with
  Value Participation
  Agreement.............       --      --       --   1,369       --             --      1,369
 Issuance of Common
  Stock for cash, net of
  cash expenses of
  $1,270................       --   2,200    8,242   1,440       --             --      9,682
 Conversion of Bridge
  Loan to Common Stock..       --     300    1,500      --       --             --      1,500
Exercise of Common Stock
 options for cash.......       --      18       56      --       --             --         56
Beneficial conversion
 feature recorded in
 conjunction with Bridge
 Loan financing.........       --      --       --   2,500       --             --      2,500
Unearned compensation
 relating to stock
 option granted.........       --      --       --      70      (66)            --          4
Fair value adjustment
 relating to non-
 employee stock
 options................       --      --       --    (147)     139             --         (8)
Repurchase of beneficial
 conversion feature.....       --      --       --    (775)      --             --       (775)
 Net Loss...............       --               --               --        (11,274)   (11,274)
                           ------   -----  ------- -------      ---       --------   --------
Balance at December 31,
 2000...................   $8,267   4,428  $37,947 $14,689      $(1)      $(55,154)  $  5,748
                           ======   =====  ======= =======      ===       ========   ========

   The accompanying notes are an integral part of these financial statements

                             AMERIGON INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                    Year Ended December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
Operating Activities:
 Net loss.......................................... $(11,274) $(7,575) $(7,704)
 Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation and amortization....................      562      344      582
  Amortization of debt discount....................       57       --       --
  Extraordinary gain on extinguishment of debt.....     (707)      --       --
  Deferred revenue.................................      170      (44)     (53)
  Non-cash interest................................    2,500       --       --
  Provision for doubtful accounts..................       (3)     (43)      21
  Loss from sale of assets.........................       --       36       --
  Compensation from grant of non-employee stock
   options and warrants............................       (4)      15       --
  Change in operating assets and liabilities:
   Accounts receivable.............................   (1,090)     (65)      60
   Inventory.......................................     (988)    (385)     (70)
   Prepaid expenses and other assets...............     (236)    (115)      60
   Accounts payable................................      784      229     (287)
   Accrued liabilities.............................      859      112      164
                                                    --------  -------  -------
    Net cash used in operating activities..........   (9,370)  (7,491)  (7,227)
Investing Activities:
 Purchase of property and equipment................     (695)    (869)    (449)
 Proceeds from sale of assets......................       --       --      971
 Purchase of short term investments................       --   (1,854)      --
 Sale of short term investments....................       --    1,854    2,400
                                                    --------  -------  -------
    Net cash (used in) provided by investing
     activities....................................     (695)    (869)   2,922
Financing Activities:
 Proceeds from Series A Preferred Stock and
  Warrants.........................................       --    9,001       --
 Cost of issuance of Series A Preferred Stock and
  Warrants.........................................       --     (734)      --
 Proceeds from sale of common stock................   11,056       --       --
 Cost of issuance of common stock..................   (1,270)      --       --
 Repayment of capital lease........................      (16)     (15)     (65)
 Proceeds from Bridge Financing....................    2,500    1,200       --
 Repayment of Bridge Financing.....................   (1,000)  (1,200)      --
 Sale of shares in consolidated subsidiary.........       --       88       --
                                                    --------  -------  -------
    Net cash provided by (used in) financing
     activities....................................   11,270    8,340      (65)
                                                    --------  -------  -------
    Net increase (decrease) in cash and cash
     equivalents...................................    1,205      (20)  (4,370)
    Cash and cash equivalents at beginning of
     period........................................    1,647    1,667    6,037
                                                    --------  -------  -------
    Cash and cash equivalents at end of period..... $  2,852  $ 1,647  $ 1,667
                                                    ========  =======  =======

   The accompanying notes are an integral part of these financial statements

                             AMERIGON INCORPORATED

                       NOTES TO THE FINANCIAL STATEMENTS

Note 1 -- The Company

  Amerigon Incorporated (the "Company"), incorporated in California in April 1991, is a developer, marketer and manufacturer of proprietary, high technology electronic components and systems for sale to car and truck original equipment manufacturers ("OEMs"). The Company is currently focusing the majority of its efforts on the introduction of its Climate Control Seat(TM) ("CCS(TM)"), which provides both heating and cooling to seat occupants.

  The Company experienced its first full year as an operating company in 2000, after having been a development stage company from inception through September 30, 1999. During 2000, the Company added a major customer in Asia and increased the number of automotive platforms using the CCS product. Prior to September 30, 1999, the Company's operations have focused on the research and development of technologies to adapt them for a variety of uses in the automotive industry. During the fourth quarter of 1999, the Company's planned principal operations commenced with the first significant sales and production of CCS systems.

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

  During 1997, the Company's Board of Directors decided to focus primarily on the CCS and AmeriGuard radar products. After trying and failing to obtain either a strategic partner who would provide financing for an EV joint venture, or to purchase its EV assets, the Board of Directors decided to suspend funding the EV program (effective August 1998) because it was generating continuing losses and utilizing resources that the Board felt would be better utilized in development of the CCS and radar products. In June 1999, the Company disposed of its electric vehicle operations (Note 16).

Ceasing Development of Ameriguard

  In December 2000, the Company's Board of Directors decided to cease funding the development of AmeriGuard in order to focus the Company's resources on the marketing of the CCS product and development of the next generation CCS device.

Note 2 -- Basis of Presentation

Liquidity and Capital Resources

  The Company has suffered net losses of $11,274,000, $7,575,000 and $7,704,000 and has used cash in operating activities of $9,370,000, $7,491,000 and $7,227,000 for the years ended December 31, 2000, 1999, and 1998, respectively, and the Company has an accumulated deficit of $55,154,000 as of December 31, 2000. The Company expects to incur losses for the next one to two years as anticipated sales volumes in the near term are not sufficient to cover the Company's fixed manufacturing, overhead and operating cost.

  The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing. At December 31, 2000, the Company had cash and cash equivalents of $2,852,000 and working capital of $3,200,000. Based on the Company's current operation plan, management believes existing cash and working capital are not sufficient to meet the Company's anticipated financial requirements. Management believes that current cash balances, together with the anticipated funds from the Manufacturing and Supply agreement (Note 19), will be sufficient to meet their operating needs through the end of the second quarter of 2001.

  Management is currently attempting to obtain a line of credit secured by receivables, and is considering pursuit of additional funds through additional debt or equity financing or through strategic corporate partnerships. Management also plans to reduce discretionary spending to the extent feasible. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Failure to raise additional capital would have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

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

Concentration of Credit Risk

  Financial instruments, which subject the Company to concentration of credit risk, consist primarily of cash equivalents and accounts receivable. Cash equivalents are invested in a money market fund managed by a major U.S. financial services company and the credit risk is considered limited. Credit risk associated with accounts receivable is limited by the large size and creditworthiness of the Company's commercial customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and generally does not require collateral.

Inventory

  Inventory is valued at the lower of cost, based on the first-in, first-out basis, or market.

Deferred Exclusivity Fee

  The deferred exclusivity fee created by the warrants granted to Ford relating to the Value Participation Agreement are being amortized on a straight line basis through December 31, 2004.

Property and Equipment

  Property and equipment, including additions and improvements, are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as other income or expense. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Management does not believe that there are any material impairments at December 31, 2000 and 1999.

  Depreciation and amortization are computed using the straight-line method. The estimated useful lives of the Company's property and equipment is as follows:

                                                              Useful Life
                                                       -------------------------
     Description of property and equipment:
      Equipment.......................................          5 years
      Computer equipment..............................       1 to 3 years
      Leasehold improvements.......................... Shorter of estimated life or term of lease
      Production tooling..............................  Estimated life of tool

Product Revenues

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company adopted SAB 101 in the fourth quarter of 2000. Adopting SAB 101 did not have a material impact on the Company's financial position or results of operations.

 The Company recognizes revenue in accordance with SAB 101, which requires the following criteria be met before revenue is recognized:

  . Persuasive evidence of an arrangement must exist;

  . Delivery has occurred or services have been rendered;

  . The seller's price to the buyer is fixed or determinable; and

  . Collectibility is reasonably assured.

  Provision for estimated future cost of warranty is recorded when revenue is recognized.

Customer Owned Tooling

  Costs for tooling developed for and owned by the Company's customers, net of reimbursements, are included in product costs. Net tooling expense (reimbursement) for 2000, 1999 and 1998 were:

                                                    Years ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  ---------  -------
   Net tooling reimbursement...................... $(34,158) $(184,116) $    --

Research and Development Expenses

  Research and development activities are expensed as incurred. The Company groups development and prototype costs and related reimbursements in Research and Development. Development and prototype costs, net of reimbursements, for 2000, 1999 and 1998 were:

                                                    Years ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  ---------  -------
   Net development and prototype costs............ $ 24,472  $ 150,661  $95,199

Accounting for Stock-Based Compensation

  As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation arrangements for stock option grants to employees pursuant to Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

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

  Because their effects are anti-dilutive, net loss per share for the years ended December 31, 2000, 1999 and 1998 do not include the effect of:

                                                           December 31,
                                                  ------------------------------
                                                     2000      1999      1998
                                                  ---------- --------- ---------
   Stock options outstanding for:
    1993 and 1997 Stock Option Plans............     921,447   871,180   203,170
    Options granted by an officer to directors
     and officers...............................          --        --   118,422
    Shares of Common Stock issuable upon the
     exercise of warrants.......................   3,997,382 2,705,374 1,430,800
    Shares of Common Stock issuable upon the
     exercise of an option for Unit Purchase
     Options granted to underwriter.............     190,400   190,400   190,400
    Common Stock issuable upon the conversion of
     Series A Preferred Stock...................   5,373,134 5,373,134        --
                                                  ---------- --------- ---------
      Total.....................................  10,482,363 9,140,088 1,942,792
                                                  ========== ========= =========

  In 1999, net loss available to common shareholders represents the net loss for the year ended December 31, 1999, increased by a deemed non-cash dividend of $8,267,000, to the holders of Series A Preferred Stock (Note 9) resulting from the beneficial difference between the conversion price and the fair market value of Common Stock on the date of issuance of the Series A Preferred Stock.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which will become effective for the Company in fiscal 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company is still assessing the impact of SFAS 133 on the reported financial condition and results of operations.

Note 4 -- Details of Certain Financial Statement Components (in thousands)

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Inventory:
    Raw material.............................................. $ 1,118  $   398
    Work in Process...........................................      76       20
    Finished goods............................................     452      192
                                                               -------  -------
                                                                 1,646      610
   Less: inventory allowance..................................    (168)    (120)
                                                               -------  -------
                                                               $ 1,478  $   490
                                                               =======  =======
   Prepaid Expenses and Other Assets:
    Deposits.................................................. $   404  $   171
    Prepaid insurance.........................................      83       80
                                                               -------  -------
                                                               $   487  $   251
                                                               =======  =======
   Property and Equipment:
    Equipment................................................. $ 1,851  $ 1,426
    Computer equipment........................................     739      672
    Leasehold improvements....................................     316      252
    Production tooling........................................     666      527
                                                               -------  -------
                                                                 3,572    2,877
   Less: accumulated depreciation and amortization............  (2,189)  (1,826)
                                                               -------  -------
                                                               $ 1,383  $ 1,051
                                                               =======  =======
   Accrued liabilities:
    Accrued salaries.......................................... $   710  $   220
    Accrued vacation..........................................     209      187
    Other accrued liabilities.................................     527      190
                                                               -------  -------
                                                               $ 1,446  $   597
                                                               =======  =======

  Property and equipment includes assets acquired under capital leases of approximately $60,000 at December 31, 2000 and 1999, and accumulated amortization of $49,000 and $42,000 at December 31, 2000 and 1999, respectively.

Note 5 -- Income Taxes

  There are no assets or liabilities for income taxes, or income tax expense included in the financial statements because the Company has losses since inception for both book and tax purposes. The deferred tax assets and related valuation allowance were comprised of the following at December 31 (in thousands):

                                                          December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
   Deferred tax assets:
    Net operating loss............................ $ 18,520  $ 14,746  $ 12,031
    Credits.......................................      884       798       718
    Depreciation..................................      343       238       203
    Other.........................................      590       157       115
                                                   --------  --------  --------
                                                     20,337    15,939    13,067
   Less: valuation allowance......................  (20,337)  (15,939)  (13,067)
                                                   --------  --------  --------
     Net deferred tax asset....................... $     --  $     --  $     --
                                                   ========  ========  ========

  Realization of the future tax benefits related to the deferred tax assets is dependent on the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion that the Company's deferred tax assets at December 31, 2000 require a full valuation allowance.

  A reconciliation between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2000 is as follows:

                                 December 31,
                               ---------------------
                               2000    1999    1998
                               -----   -----   -----
   Statutory Federal income
    tax rate.................  (34.0%) (34.0%) (34.0%)
   Increase (decrease) in
    taxes resulting from:
    State tax, net of federal
     benefit.................   (5.8%)  (5.8%)  (5.8%)
    Nondeductible expenses...    0.1%     --     0.1%
     Change in valuation
      allowance..............   39.7%   39.8%   39.7%
                               -----   -----   -----
   Effective rate............     --%     --%     --%
                               =====   =====   =====

  Because of the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss and research credit carryforwards is subject to annual limitation against income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future tax liabilities. The Company has Federal Net Operating Loss (NOL) carryforwards of approximately $50,101,000 at December 31, 2000 which expire between 2013 and 2021. Approximately $35,556,000 of these NOLs were incurred prior to the preferred financing, which qualified as a change in ownership under the Internal Revenue Code. The change in ownership limits the amount of the NOL which may be used to approximately $591,000 per year. The NOL incurred after the change in ownership, totaling approximately $14,544,000, has no annual limitations as of December 31, 2000.

Note 6 -- Ford Agreement

  On March 27, 2000, the Company entered into a Value Participation Agreement ("VPA") with Ford Motor Company ("Ford"). Pursuant to the VPA, Ford agreed that, through December 31, 2004, the Company has the exclusive right to manufacture and supply CCS units to Ford's Tier 1 suppliers for installation in Ford, Lincoln and Mercury branded vehicles produced and sold in North America (other than Ford branded vehicles produced by AutoAlliance International, Inc.). Ford is not obligated to purchase any CCS units under the VPA.

  As part of the VPA, the Company granted to Ford warrants exercisable for Common Stock. A warrant for the right to purchase 82,197 shares of Common Stock at an exercise price of $2.75 per share was issued and fully vested on March 27, 2000. The fair value of the warrant of $1,148,000 was determined using the Black-Scholes valuation model and was recorded as a deferred exclusivity fee on the balance sheet. In addition, Ford received an additional fully vested warrant to purchase 26,148 shares of Common Stock due to certain anti-dilution provisions of the VPA that were triggered by the Company's Private Placement in June 2000. The fair value of the additional warrant of $220,000 was determined using the Black-Scholes model and has been accounted for in the same manner as the deferred exclusivity fee. This fee is being amortized on a straight-line basis from April 2000 to December 2004, the initial term of the Agreement, amortization of $199,000 was recorded as selling, general and administrative expense in 2000. Additional warrants will be granted and vested based upon purchases by Ford's Tier 1 suppliers of a specified number of CCS units throughout the length of the VPA. The exercise price of these additional warrants depends on when such warrants vest, with the exercise price increasing each year. If Ford does not achieve specific goals in any year, the VPA contains provisions for Ford to make up the shortfall in the next succeeding year. If Ford achieves all of the incentive levels required under the VPA, warrants will be granted and vested for an additional 1,300,140 shares of Common Stock. The Ford warrants contain a cashless exercise provision, which allows Ford to exercise their warrants and receive a number of shares equal in value to the difference between the then market price of the Common Stock and the exercise price of the warrant, multiplied by the number of warrant shares being exercised. As of December 31, 2000, no warrants had been issued related to incentive levels and none of the warrants issued to Ford had been exercised.

Note 7 -- Bridge Loan Financing

2000 Bridge Loan

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

  In connection with entering into the Bridge Loan, the Company issued warrants for the right to purchase 7,963 and 10,146 shares of the Company's Common Stock relating to the $1.5 million and $1.0 million Bridge Loan advances, respectively (an amount equal to 10% of the principal amount of the advance divided by the original Conversion Price of $18.84 and $9.86, respectively.) The Conversion Price of the warrants was adjustable in the same manner as the Bridge Loan. The proceeds of the Bridge Loan were allocated between the Bridge Loan and the warrants based upon their estimated relative fair values. The allocated value of the warrants resulted in a discount of $173,000 to the Bridge Loan, of which $57,000 was amortized to interest expense, $68,000 was offset against extraordinary gain on extinguishments of debt and $48,000 was offset against Common Stock.

  The Company repaid $1.0 million of Bridge Loan principal and accrued interest of $49,000 on June 16, 2000 with proceeds from the Private Placement (Note 8). The Company's $1.0 million payment was allocated for accounting purposes between reacquiring the beneficial conversion feature and the debt. Due to this allocation, the debt was extinguished for less than its net book value, resulting in a $775,000 extraordinary gain on extinguishment of debt. The remaining $1.5 million of Bridge Loan principal was exchanged for 300,000 shares of Common Stock, which was issued equally to Westar and Big Beaver.

1999 Bridge Loan

  On March 29, 1999, the Company entered into a Security Purchase Agreement (the "Preferred Financing") with Westar Capital II and Big Beaver (Note 9) for the sale of Series A Preferred Stock. In connection with the Preferred Financing, prior to the close of the Preferred Financing, the investors extended to the Company $1,200,000 in bridge notes bearing interest at 10% per annum which were due and payable upon the earlier of the closing of the Preferred Financing or September 30, 1999. At the close of the sale of the Preferred Financing, the Company repaid the bridge notes and $14,000 in interest to the investors with proceeds received from the sale of Series A Preferred Stock.

Note 8 -- Private Placement

  On June 14, 2000, the Company completed the sale of 2.2 million shares of its Common Stock in the Private Placement to selected institutional and accredited investors, resulting in total proceeds of $11.0 million, less issuance costs of $1.3 million. The $11.0 million excludes a $1.5 million advance on the Bridge Loan which was exchanged for 300,000 shares of Common Stock and issued to Westar and Big Beaver, the owners of Big Star, the lender on the Bridge Loan. As partial compensation for services rendered in the Private Placement, Roth Capital Partners, Inc., was granted a warrant to purchase up to 188,000 shares of the Company's Common Stock at $5 per share. The value of such warrant of $1.4 million was determined using the Black-Scholes model and was reflected as non-cash offering expense.

Note 9 -- Convertible Preferred Stock

   Under the terms of the Preferred Financing, on June 8, 1999, the Company issued 9,000 shares of Series A Preferred Stock and warrants to purchase, as adjusted, up to 1,644,664 shares of Common Stock (Note 11) in exchange for $9,001,000. Costs in connection with the financing were $734,000, resulting in net proceeds of $8,267,000. The Series A Preferred Stock is convertible into 5,373,134 shares of Common Stock.

  Also in conjunction with the Preferred Financing, in accordance with Emerging Issues Task Force Consensus No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recorded a non-cash deemed dividend to the Series A Preferred shareholders of $8,267,000, or $4.33 per weighted average common share outstanding for the year ended December 31, 1999, resulting from the difference between the conversion price of $1.675 and the closing price of Common Stock on the date of issuance, June 8, 1999 of $4.31.

  The following summarizes the terms of the convertible preferred stock:

Conversion

  Each issued share of Series A Preferred Stock is immediately convertible, in full and not in part, into shares of Class A Common Stock based on the formula of $1,000 of the face value divided by the Conversion Price. The Conversion Price is $1.675, subject to proportional adjustments for certain dilutive issuance, splits and combinations and other recapitalizations or reorganizations. A total of 5,373,134 shares of Common Stock have been reserved for issuance in the event of the conversion of Series A Convertible Preferred Stock.

Voting Rights

  The holder of each share of Series A Preferred Stock has the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted. The holders of this Series A Preferred Stock, as a class, have the right to elect five of the seven seats on the Board of Directors of the Company.

Dividends

  The Series A Preferred Stock will receive dividends on an "as-converted" basis with the Common Stock when and if declared by the Board of Directors. The dividends are noncumulative and are payable in preference to any dividends on common stock.

Liquidation Preference

  Upon liquidation, dissolution or winding up of Amerigon, each share of Series A Redeemable and Convertible Preferred Stock is entitled to a liquidation preference of $1,000 plus 7% of the original issue price ($1,000) annually for up to four years after issuance plus any declared but unpaid dividends in priority to any distribution to the Common Stock, which will receive the remaining assets of Amerigon. As of December 31, 2000, the liquidation preference was $9,945,000.

Mandatory Redemption

  The Company's original Certificate of Determination of Rights, Preferences and Privileges of the Series A Preferred Stock ("Certificate") dated May 24, 1999, stated that a liquidation, dissolution or winding up of the Company shall be deemed to be occasioned by (A) the acquisition of the corporation by another entity by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation) or (B) a sale of all or substantially all of the assets of the corporation unless the corporation's shareholders will immediately after such acquisition or sale hold at least 50% of the voting power of the surviving or acquiring entity. This provision was deemed to be a condition of redemption that was not solely within the control of the issuer. As such, the Company classified the Series A Preferred Stock as mandatorily redeemable or mezzanine equity at December 31, 1999. In March 2000, the holders of the Series A Preferred Stock agreed to amend the Certificate to eliminate this provision and on May 24, 2000, the shareholders ratified this amendment. Accordingly, at December 31, 2000, the Series A Preferred Stock is no longer mandatorily redeemable and has been classified as equity in the accompanying balance sheet.

Redemption

  On or after January 1, 2003, if the closing price of the Common Stock for the past 60 days has been at least four times the then Conversion Price ($1.675 per share at December 31, 2000), Amerigon may redeem the Series A Redeemable and Convertible Preferred Stock for an amount equal to the Series A Redemption Price, which was $9,945,000 at December 31, 2000.

Note 10 -- Common Stock

  On May 24, 2000, the shareholders approved the elimination of the Class B Common Stock and the renaming of the Class A Common Stock to "Common Stock". At December 31, 1999, no shares of Class B Common Stock were issued and outstanding. As discussed below, 600,000 shares were held in escrow as Class A Common Stock at December 31, 1998 of which 518,580 were released as Class B Common Stock on April 30, 1999. These Class B shares were reacquired and canceled as part of the sale of the EV subsidiary in 1999 (Note 16).

  In conjunction with the 1997 public offering, fees to the underwriter included an option until February 12, 2002, to purchase 1,700 Units (the "Unit Purchase Option") at $1,493.50 each. Each unit consists of 56 shares of Common Stock and 56 Class A Warrants. As of December 31, 2000, the underwriter's option had not been exercised.

Note 11 -- Stock Warrants

Warrants Issued in Connection with the Preferred Financing and Bridge
Financing

  In conjunction with the Preferred Financing (Note 9) the Company issued contingent warrants to purchase 1,229,574 shares of Common Stock at exercise prices ranging from $2.67 to $51.25 in exchange for $1,000. During 2000, additional contingent warrants were issued due to certain anti-dilution provisions in the contingent warrants. During 2000, additional contingent warrants were issued to purchase 36,882 shares of Common Stock in March and warrants to purchase 387,064 shares of Common Stock in June due to certain anti-dilution provisions of the preferred financing which were triggered by the Company's issuance of warrants to Ford (Note 6) and the private placement (Note 8), respectively. In addition, contingent warrants for 8,856 shares of Common Stock expired in 2000. At December 31, 2000, the Company had outstanding contingent warrants to issue 1,644,664 shares of Common Stock. The warrants can only be exercised to the extent that certain other warrants to purchase Common Stock are exercised by existing warrant holders and then only in the proportion of the Company's equity purchased and at the same exercise price as the exercising warrant holders. The proceeds of the preferred financing were allocated between the preferred stock and the warrants based on the relative fair values of the preferred stock and the warrants. The fair value allocated to the warrants granted was less than $1,000. The warrants are exercisable at any time prior to dates ranging from May 13, 2002 to September 8, 2004. None of the warrants had been exercised as of December 31, 2000.

  Also in conjunction with the Preferred Financing (Note 9), the Company granted to financial advisors warrants to purchase 45,000 shares of Common Stock at exercise prices ranging from $2.67 to $5.30 per share. The relative fair value of the warrants granted was $1,000 and was reflected as paid in capital. The warrants are exercisable at any time prior to dates ranging from November 6, 2003 to June 10, 2004 and none had been exercised as of December 31, 2000.

  In conjunction with the 2000 Bridge Loan as described in Note 7, Big Star received warrants to purchase 18,109 shares of Common Stock at an exercise price of $5 per share, which were assigned a relative fair value of $173,000 (Note 7) and reflected as additional paid in capital. The warrants expire in five years if not exercised.

Warrants Issued in Connection with Public Offerings

  In connection with debt financing obtained in 1996 and the follow-on public offering completed in 1997, at December 31, 1999, the Company had in the aggregate 7,094,000 outstanding warrants to issue 1,418,800 shares of Common Stock (324,000 shares related to the 1996 debt financing and 1,094,800 shares related to the 1997 public offering). At December 31, 1999, each registered warrant holder was entitled to convert five warrants for one share of Common Stock at an exercise price of $25.00.

  Effective March 27, 2000, due to certain anti-dilution provisions in the Class A warrants which were triggered by the issuance of a warrant to Ford (Note 6), additional warrants were issued to the Class A warrant holders to purchase 49,976 shares of Common Stock. As a result of the issuance of the additional Class A warrants, the Company had in the aggregate 7,343,880 outstanding warrants to issue 1,468,776 shares of Common Stock. As of such date, each registered warrant holder was entitled to convert five warrants for one share of Common Stock at an exercise price of $24.149.

  On March 30, 2000, the Company announced its election to reduce by a factor of five the number of outstanding warrants, rather than continue to require five warrants to be exercised in order to acquire one share of Common Stock. Each warrant outstanding after making this adjustment will represent the same interest as five outstanding warrants. As a result of this election and subject to the surrender by holders of existing warrant certificates and the cancellation of any warrants to acquire less than one share of Common Stock, the Company will have in the aggregate 1,468,776 outstanding warrants to issue 1,468,776 shares of Common Stock, with each registered warrant holder entitled to convert one warrant for one share of Common Stock at an exercise price of $24.149.

  The issuance of 2.5 million shares of Common Stock in June, 2000 triggered certain anti-dilution provisions in the Class A Warrants which required the Company to issue additional warrants to the Class A warrant holders to purchase 524,488 shares of Common Stock. As a result, the number of Class A Warrants outstanding increased to 1,993,264. As a result of the warrant issued to Ford in March 2000, and the issuance of the 2.5 million shares of Common Stock in June, the total exercise price for each publicly traded warrant has been lowered from $25.00 to $17.795. The Company's Class A Warrants trade under the symbol ARGNW.

  The Company may, upon 30 days' written notice, redeem each Class A Warrant in exchange for $.05 per Class A Warrant, provided that before any such redemption, the closing bid price of the Common Stock as reported by the NASDAQ SmallCap Market or the closing bid price on any national exchange (if the Company's Common Stock is listed thereon) shall have, for 30 consecutive days ending within 15 days of the date of the notice of redemption, averaged in excess of $43.75 (subject to adjustment in the event of any stock splits or other similar events). As of December 31, 2000, the Company had not exercised this option and none of these warrants had been exercised.

Note 12 -- Stock Options

1993 and 1997 Stock Option Plans

  Under the Company's 1997 and 1993 Stock Option Plans (the "Plans"), as amended in June 1999, 1,300,000 and 110,000 shares, respectively, of the Company's Common Stock are reserved for issuance, pursuant to which officers and employees of the Company as well as other persons who render services to or are otherwise associated with the Company are eligible to receive qualified ("incentive") and/or non-qualified stock options.

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

  Options granted generally vest 20% per year over five years and expire after ten years. However, option vesting may be accelerated at the discretion of the Board of Directors.

Options Granted by Vice Chairman ("Bell Options")

  Dr. Lon E. Bell, the Vice Chairman and founder of the Company, had granted options to purchase shares of his Class A Common Stock, 75% of which were Escrowed Contingent Shares (Note 10). The holder of these options could exercise the portions of his options related to Escrowed Contingent Shares only upon release of these shares from escrow as Class A Common Stock. As discussed in Note 10, shares held in escrow were released on April 30, 1999 as Class B Common Stock. As such, all options to purchase shares of Dr. Bell's Class A Common Stock were canceled. In conjunction with the sale of the EV subsidiary (Notes 1 and 16), all shares of Class B Common Stock were canceled.

  The following table summarizes stock option activity:

                                     1993 and 1997 Stock
                                         Option Plans         Bell Options
                                     -------------------- --------------------
                                                 Weighted             Weighted
                           Shares     Number of  Average   Number of  Average
                          Available    Options   Exercise   Options   Exercise
                          For Grant  Outstanding  Price   Outstanding  Price
                          ---------  ----------- -------- ----------- --------
Outstanding at December
 31, 1997................   144,363    115,637    $18.45    119,768    $13.55
Granted..................  (120,995)   120,995      6.15         --        --
Canceled.................    33,462    (33,462)    13.15     (1,346)     5.75
                          ---------    -------    ------   --------    ------
Outstanding at December
 31, 1998................    56,830    203,170     11.95    118,422     13.25
Authorized............... 1,150,000         --        --         --        --
Granted..................  (759,000)   759,000      3.16         --        --
Canceled.................    90,990    (90,990)     8.03   (118,422)    13.25
                          ---------    -------    ------   --------    ------
Outstanding at December
 31, 1999................   538,820    871,180      8.43         --    $   --
                                                           ========    ======
Granted..................   (96,000)    96,000      5.22
Exercised................        --    (17,886)     3.10
Canceled.................    27,847    (27,847)    10.24
                          ---------    -------    ------
Outstanding at December
 31, 2000................   470,667    921,447    $ 8.15
                          =========    =======    ======

  The following table summarizes information concerning currently outstanding and exercisable stock options for the 1993 and 1997 Stock Option Plans as of December 31, 2000:

                               Options Outstanding at          Options Exercisable
                                 December 31, 2000            at December 31, 2000
                       -------------------------------------- ---------------------
                                                    Weighted-             Weighted-
                                   Weighted-Average  Average    Number     Average
        Range of         Number       Remaining     Exercise  Vested and  Exercise
     Exercise Prices   Outstanding Contractual Life   Price   Exercisable   Price
     ---------------   ----------- ---------------- --------- ----------- ---------
         $ 1.55-
            3.06         639,080         6.49        $ 3.05     289,189    $ 3.04
      3.31- 3.88          86,000         7.86          3.60      58,950      3.49
      4.00-11.40         129,801         8.83          6.38      26,731      8.87
     13.15-18.15          61,333         1.62         17.34      60,332     17.40
     20.30-51.85           5,233         1.45         20.97       5,232     20.97
                         -------                                -------
                         921,447                                440,434
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

                                                    Years ended December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
                                                         (In thousands,
                                                     except per share data)
     Net loss
      As reported.................................. $(11,274) $(7,575) $(7,704)
      Pro Forma....................................  (11,646)  (9,401)  (8,274)
     Basic and diluted loss per share
      As reported.................................. $  (3.43) $ (8.29) $ (4.03)
      Pro Forma....................................    (3.55)   (9.25)   (4.33)

  The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                            1993 and 1997
                                                          Stock Option plans
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
     Risk-free interest rates........................     6.5%       6%       6%
     Expected dividend yield.........................     none     none     none
     Expected lives.................................. 5.0 yrs. 4.5 yrs. 4.3 yrs.
     Expected volatility.............................      96%      96%      60%

  The weighted average grant date fair values of options granted under the 1993 and 1997 Stock Option Plan during 2000, 1999 and 1998 were $4.04, $3.14 and $6.26, respectively.

Note 13 -- Supplemental Disclosure of Cash Flow Information and Non-Cash
Activity

  Significant non-cash Items:

                                                                 Years ended
                                                                December 31,
                                                               ---------------
                                                               2000  1999 1998
                                                               ----- ---- ----
     Issuance of warrants to underwriter of private
      placement............................................... 1,440  --   --
     Exchange of bridge note payable for Common Stock......... 1,452  --   --
     Issuance of stock options to non-employees...............    47  --   --
     Issuance of warrants to underwriter in conjunction with
      the bridge loan.........................................   173  --   --
     Issuance of warrants to consultants for exclusivity
      rights.................................................. 1,369  --   --
     Purchase of equipment under capital lease................    --  --   50

  Cash paid for interest in 2000, 1999 and 1998 were $51,000, $21,000 and $17,000, respectively.

Note 14 -- Licenses

  In 1992, the Company obtained the worldwide license to manufacture and sell technology for a CCS system to individual automotive OEMs. Under the terms of the license agreement, royalties are payable based on cumulative net sales and do not require minimum payments. The Company has recorded net royalty expense under this license agreement of $33,000, $43,000 and $43,000 in 2000, 1999 and 1998, respectively. These royalties are recorded as cost of goods sold.

Note 15 -- Commitments

  The Company leases its current facility in Irwindale, California from a partnership controlled by Dr. Bell, a significant shareholder of the Company. The agreement expires on December 31, 2002, and requires the Company to pay $20,000 per month. The Company also leases certain equipment under operating leases, which expire through 2002. Rent expense under all of the Company's operating leases was $348,000, $328,000 and $266,000 for 2000, 1999 and 1998,
respectively. Future minimum lease payments under all operating leases are $413,000, $383,000, $68,000, $70,000 and $35,000 in 2001, 2002, 2003, 2004 and
2005, respectively, and nil thereafter.

  The Company has entered into certain office and computer equipment leases under long-term lease arrangements, which are reported as capital leases. The terms of the leases range from three to five years with interest rates ranging from 11.8% to 19.7%. Future minimum lease payments under these capital leases are $6,000 in each of the years ending December 31, 2001 and 2002 of which $1,500 represents total interest to be paid and $10,500 was included in liabilities at December 31, 2000.

Note 16 -- Related Party Transactions

  On March 23, 1999, the Company's Board of Directors agreed to form a subsidiary to hold the Company's EV operations. Pursuant to discussions held among the Company's Board of Directors and Dr. Bell, Vice Chairman of the Board and a significant shareholder of the Company, the Company agreed to sell to Dr. Bell a 15% interest in the EV subsidiary for $88,000. On March 29, 1999, the 15% was sold to Dr. Bell and was reflected as paid-in capital. On May 26, 1999, the shareholders voted to sell the remaining interest, 85%, of the EV subsidiary to Dr. Bell in exchange for all of his Class B Common Stock (Note 10). The Company recorded a loss of $36,000 on the transfer of related assets to Dr. Bell.

  The Company leases its current facility in Irwindale, California from a partnership controlled by Dr. Bell, a significant shareholder of the Company (Note 15).

Note 17 -- Joint Venture Agreement

  On July 24, 1997, the Company entered into a joint venture agreement with Yazaki Corporation ("Yazaki") to develop and market the Company's Interactive Voice System (IVS(TM)), a voice-activated navigation system. Under the terms of the agreement, the Company received $1,800,000 in cash and a note receivable for $1,000,000 in consideration for the net assets related to Amerigon's voice interactive technology totaling $89,000. In addition, the Company incurred costs of $348,000 associated with the sale. In 1998, the Company received $971,000 in payment of the remaining $1,000,000 noted above. The $971,000 is net of approximately $29,000 of prior year navigation system related expenses owed by Amerigon to IVS. At the end of 1998, due to delays in product development, Yazaki decided to discontinue funding for the joint venture. The Company did not provide any further funds to continue IVS' operations in 1999. IVS declared bankruptcy on September 30, 1999.

Note 18 -- Segment Reporting

  The Company has adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" which requires the Company to disclose certain segment information used by management for making operating decisions and assessing the performance of the Company. Essentially, management evaluates the performance of its segments based primarily on operating results before depreciation and selling, general and administrative costs. Such accounting policies used are the same as those described in Note 3.

  The Company's reportable segments are as follows:

  . Climate Control Seats (CCS) -- variable temperature seat climate control system designed to improve the temperature comfort of automobile passengers.

  . Radar (AmeriGuard) -- radar-based sensing system that detects objects that reflect radar signals near the automobile and provides an audible or visual signal as the driver approaches the object. In December 2000, the Company's Board of Directors decided to cease funding the development of AmeriGuard in order to focus the Company's resources on marketing the CCS product and developing the next generation CCS device.

  . Electric Vehicle Systems (EV) -- design and development of electric vehicles and related components. As discussed in Notes 1 and 16, all EV related assets were sold to Dr. Bell, a significant shareholder of the Company. Also, as discussed in Note 1, the Company's Board of Directors decided to suspend funding of the EV program in August 1998.

  The table below presents information about the reported revenues and operating loss of Amerigon for the years ended December 31, 2000, 1999 and 1998 (in thousands). Asset information by reportable segment is not reported, since management does not produce such information.

                                                         Reconciling      As
                                    CCS    Radar   EV       Items      Reported
                                  -------  -----  -----  -----------   --------
   2000
    Revenue...................... $ 6,886  $  --  $  --    $    --     $ 6,886
    Operating loss...............  (2,798)  (689)    --     (6,088)(1)  (9,575)
   1999
    Revenue...................... $   336  $  --  $  --    $    --     $   336
    Operating loss...............  (3,316)  (847)    --     (3,481)(1)  (7,644)
   1998
    Revenue...................... $    18  $  --  $  --         --     $    18
    Operating loss...............  (2,844)  (455)  (545)    (4,098)(1)  (7,942)

- ---------------------
(1) Represents selling, general and administrative costs of $5,859,000, $3,255,000 and $3,752,000, respectively, and depreciation expense of $229,000, $226,000 and $346,000, respectively, for years ended December 31, 2000, 1999 and 1998.

  Revenue information by geographic area (in thousands):

                                                                 2000  1999 1998
                                                                ------ ---- ----
     United States............................................. $4,271 $336 $18
     Asia......................................................  2,615   --  --
                                                                ------ ---- ---
     Total Revenues............................................ $6,886 $336 $18
                                                                ====== ==== ===

  In 2000, two customers, one foreign (NHK) and one domestic (JCI), represented 38% and 61%, respectively, of the Company's sales. In 1999, one customer (JCI) represented 87% of the Company's sales. In 1998 one customer (Mark IIII) represented 100% of the Company's sales.

Note 19--Subsequent Event

  On March 28, 2001 the Company entered into a Manufacturing and Supply Agreement (the "Agreement") with Ferrotec Corporation, a Tokyo based manufacturer. The Agreement grants to Ferrotec the exclusive right to manufacture CCS units in certain countries (the "Territory"), for ultimate distribution by Amerigon to its customers within the Territory, with the understanding that the parties will enter into good faith negotiations to establish a joint venture for the purpose of purchasing, marketing, selling and distributing the CCS units in the Territory. The Territory includes China, Japan, Taiwan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the Agreement begins April 1, 2001 and expires on April 1, 2011. Ferrotec has agreed to pay the Company $2,000,000 for the exclusive manufacturing rights. Ferrotec has also entered into a Subscription Agreement with the Company, whereby Ferrotec will purchase 200,000 shares of unregistered Amerigon Common Stock at $5 per share. The Subscription Agreement grants Ferrotec demand registration rights beginning one year from the closing of the Subscription Agreement and piggy-back registration rights if the Company proposes to register any its securities before then.

                             AMERIGON INCORPORATED

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 2000, 1999 and 1998

                                 (In thousands)

                          Balance at Charged to Charged  Deductions Balance at
                          Beginning  Costs and  to Other    from      End of
Description               of Period   Expenses  Accounts  Reserves    Period
- -----------               ---------- ---------- -------- ---------- ----------
Allowance for Doubtful
 Accounts
Year Ended December 31,
 1998....................       80        27       --         (6)        101
Year Ended December 31,
 1999....................      101        16       --        (59)         58
Year Ended December 31,
 2000....................       58        --       --         (3)         55

Allowance for Inventory
Year Ended December 31,
 1998....................       --       100       --         --         100
Year Ended December 31,
 1999....................      100       121       --       (101)        120
Year Ended December 31,
 2000....................      120        60       --        (12)        168

Allowance for Deferred
 Income Tax Assets
Year Ended December 31,
 1998....................   10,046     3,021       --         --      13,067
Year Ended December 31,
 1999....................   13,067     2,872       --         --      15,939
Year Ended December 31,
 2000....................   15,939     4,398       --         --      20,337

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Amerigon Incorporated

  In our opinion, the financial statements listed in the index appearing under
Item 14 (a) (1) on page 20 present fairly, in all material respects, the financial position of Amerigon Incorporated at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14 (a) (2) on page 20 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered net losses of $11,274,000, $7,575,000 and $7,704,000 and has used cash in operating activities of $9,370,000, $7,491,000 and $7,227,000 for the years ended December 31, 2000,
1999 and 1998, respectively, and the Company has an accumulated deficit of $55,154,000 as of December 31, 2000, expects to continue to incur losses for the next one to two years, and presently anticipates it has insufficient liquidity and capital resources to fund its operations beyond the second quarter of 2001. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

Orange County, California
February 9, 2001, except for Note 19,
 as to which the date is March 28, 2001

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amerigon Incorporated

     /s/ Richard A. Weisbart
By: ___________________________
        Richard A. Weisbart
    President, Chief Executive
              Officer
    and Chief Financial Officer

          March 30, 2001
  _______________________________
              (Date)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             Signature                         Capacity                 Date
             ---------                         --------                 ----


    /s/ Richard A. Weisbart          President, Chief Executive    March 30, 2001
____________________________________  Officer and Chief Financial
                                      Officer
        Richard A. Weisbart


    /s/ Lon E. Bell, Ph. D.          Vice Chairman of the Board    March 30, 2001
____________________________________

        Lon E. Bell, Ph. D.

       /s/ John W. Clark             Director                      March 30, 2001
____________________________________
           John W. Clark

     /s/ Oscar B. Marx, III          Chairman of the Board         March 30, 2001
____________________________________
         Oscar B. Marx, III

         /s/ Paul Oster              Director                      March 30, 2001
____________________________________
             Paul Oster

      /s/ James J. Paulsen           Director                      March 30, 2001
____________________________________
          James J. Paulsen

        /s/ Craig Newell             Vice President of Finance     March 30, 2001
____________________________________  (Principal Accounting
            Craig Newell              Officer)