Form 10-K/A
period 2000-12-31
AMERIGON INC
filed 2001-04-20
CIK 903129

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------
                                  FORM 10-K/A
                               (Amendment No. 1)
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December  31, 1998
                                      OR
                  For the fiscal year ended December 31, 2000
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to
                        Commission file number 0-21810
                            -----------------------
                             AMERIGON INCORPORATED
             (Exact name of registrant as specified in its charter)

               California                                   95-4318554
-----------------------------------------------    ----------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)
   5462 Irwindale Avenue, Irwindale, CA                       91706-2058
-----------------------------------------------    ----------------------------
 (Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code: (626) 815-7400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
--------------------------------------------------------------------------------
                               (Title of Class)
--------------------------------------------------------------------------------
                                Class A Warrants
                                (Title of Class)

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

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant's definitive proxy statement for its 19992001 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into
Part III.
================================================================================

    The Report of Independent Accountants with the Company's financial statements in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 is hereby amended and restated in its entirety to read as follows:

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

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses of $11,274,000, $7,575,000 and $7,704,000 and has used cash in operating activities of $9,370,000, $7,491,000 and $7,227,000 for the years ended December 31, 2000,
1999, and 1998, respectively, and the Company has an accumulated deficit of $55,154,000 as of December 31, 2000, expects to continue to incur losses for the next one to two years, and presently anticipates it has insufficient liquidity and capital resources to fund its operations beyond the second quarter of 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICEWATERHOUSECOOPERS LLP

Orange County, California
February 9, 2001, except as to Note 19,
  as to which the date is March 28, 2001

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERIGON INCORPORATED


                              By:/s/ Richard A. Weisbart
                                 -----------------------------------
                                 Richard A. Weisbart
                                 President, Chief Executive Officer
                                 and Chief Financial Officer

Dated:  April 17, 2001