Form 10-Q
period 2001-03-31
AMERIGON INC
filed 2001-05-15
CIK 903129

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________.

                       Commission File Number: 0 - 21810
                                               ---------


                             AMERIGON INCORPORATED
                             ---------------------
            (Exact name of registrant as specified in its charter)


         California                                         95-4318554
-----------------------------------             ----------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification No.)
incorporation or organization)

5462 Irwindale Avenue, Irwindale, California                    91706
---------------------------------------------    ----------------------------------
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

 At May 9, 2001, the registrant had 4,627,975 shares of Common Stock, no par value, issued and outstanding.

                                      (1)

                             AMERIGON INCORPORATED

                               TABLE OF CONTENTS





Part I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet                                                                            3

               Statement of Operations                                                                  4

               Statement of Cash Flows                                                                  5

               Notes to Unaudited Financial Statements                                                  6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of              12
               Operations

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              15

Part II        OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds                                               16

     Item 6.   Exhibits and Reports on Form 8-K                                                        16

     Signatures                                                                                        17

                                      (2)

Part I

                             AMERIGON INCORPORATED

                                 BALANCE SHEET
                                (In thousands)



                                                                              March 31, 2001
                                                                              Pro Forma (1),
                                                                              April 6, 2001
                                                                               completion
                                                        March 31,              of Ferrotec             December 31,
                                                          2001                 transaction                2000
                                                       -----------            --------------           -----------
                                                       (Unaudited)              (Unaudited)
ASSETS
Current Assets:
  Cash & cash equivalents                              $    520                   $  3,520             $  2,852
  Accounts receivable less allowance
   of $55 at March 31, 2001 and
   December 31, 2000                                      1,247                      1,247                1,375
  Inventory                                               1,283                      1,283                1,478
  Prepaid expenses and other assets                         438                        438                  487
                                                       --------                   --------             --------
     Total current assets                                 3,488                      6,488                6,192
Property and equipment, net                               1,340                      1,340                1,383
Deferred exclusivity fee                                  1,097                      1,097                1,170
                                                       --------                   --------             --------
     Total assets                                      $  5,925                   $  8,925             $  8,745
                                                       ========                   ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                     $    436                   $    436             $  1,376
  Accrued liabilities                                     1,560                      1,560                1,446
  Deferred revenue                                            -                          -                  170
                                                       --------                   --------             --------
     Total current liabilities                            1,996                      1,996                2,992
Long term portion of capital lease                            2                          2                    5
Other liability                                               -                      2,000                    -
                                                       --------                   --------             --------
     Total liabilities                                    1,998                      3,998                2,997
                                                       --------                   --------             --------
Shareholders' equity:
  Preferred Stock:
     Series A - no par value;
      convertible; 9 shares authorized,
      9 issued and outstanding at March
      31, 2001 and December 31, 2000;
      liquidation preference of $10,103
      and $9,945 at March 31, 2001 and
      December 31, 2000                                   8,267                      8,267                8,267
  Common Stock;
     No par value; 20,000 shares
      authorized, 4,428 issued and
      outstanding at March 31, 2001 and
      December 31, 2000 and 4,628 at
      April 6, 2001                                      37,947                     38,947               37,947
Paid-in capital                                          14,745                     14,745               14,689
Deferred compensation                                       (55)                       (55)                  (1)
Accumulated deficit                                     (56,977)                   (56,977)             (55,154)
                                                       --------                   --------             --------
     Total shareholders' equity                           3,927                      4,927                5,748
                                                       --------                   --------             --------
     Total liabilities and shareholders'
      equity                                           $  5,925                   $  8,925             $  8,745
                                                       ========                   ========             ========

(1) Pro forma after giving effect to the entering into of a manufacturing and supply agreement for $2 million and the sale of 200,000 shares of common stock for $1 million with Ferrotec Corporation on April 6, 2001.

          See accompanying notes to the condensed financial statements

                                      (3)

                             AMERIGON INCORPORATED

                            STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                     Three Months Ended March 31,
                                                         2001            2000
                                                     ----------------------------
Product revenues                                       $ 2,335         $   954
Cost of sales                                            2,035             845
                                                     ---------         -------
             Gross margin                                  300             109

Operating costs and expenses:
   Research and development                                735             848
   Selling, general and administrative                   1,404           1,320
                                                     ---------         -------
             Total operating costs and expenses          2,139           2,168
                                                     ---------         -------
Operating Loss                                          (1,839)         (2,059)

Interest income                                             16              10
Interest expense                                             -             (15)
                                                     ---------         -------
Net loss                                               $(1,823)        $(2,064)
                                                     =========         =======

Basic and diluted net loss per share                    $(0.41)        $ (1.08)
                                                     =========         =======


Weighted average number of shares outstanding            4,428           1,912
                                                     =========         =======

          See accompanying notes to the condensed financial statements

                                      (4)

                             AMERIGON INCORPORATED

                            STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                 Three Months Ended March 31,
                                                                                              ----------------------------------
Operating Activities:                                                                              2001                2000
                                                                                              ----------------------------------

      Net loss                                                                                  $(1,823)            $(2,064)
      Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                                              176                 103
           Deferred revenue                                                                        (169)                  -
          Compensation from grant of non-employee stock options and warrants                          2                   -
          Change in operating assets and liabilities:
                   Accounts receivable                                                              128                (497)
              Inventory                                                                             195                  13
              Prepaid expenses and other assets                                                      48                 (35)
              Accounts payable                                                                     (940)                174
              Accrued liabilities                                                                   114                 412
                                                                                                -------             -------
                     Net cash used in operating activities                                       (2,269)             (1,894)
                                                                                                -------             -------

Investing Activities:
     Purchase of property and equipment                                                             (60)               (159)
                                                                                                -------             -------
                    Net cash used in investing activities                                           (60)               (159)
                                                                                                -------             -------

Financing Activities:
     Proceeds from exercise of stock options                                                          -                  12
     Repayment of capital lease                                                                      (3)                 (2)
     Proceeds from bridge financing                                                                   -               1,500
                                                                                                -------             -------
                    Net cash (used in) provided by financing activities                              (3)              1,510
                                                                                                -------             -------
                     Net decrease in cash and cash equivalents                                   (2,332)               (543)
                                                                                                -------             -------
                     Cash and cash equivalents at beginning of period                             2,852               1,647
                                                                                                -------             -------
                     Cash and cash equivalents at end of period                                 $   520             $ 1,104
                                                                                                =======             =======

            See accompanying notes to condensed financial statements

                                      (5)

                             AMERIGON INCORPORATED

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 1 - The Company

     Amerigon Incorporated (the "Company"), incorporated in California in April 1991, is a developer, marketer and manufacturer of proprietary, high technology electronic components and systems for sale to car and truck original equipment manufacturers ("OEMs"). The Company is currently focusing its efforts on the introduction of its Climate Control Seat(TM) ("CCS(TM)"), which provides both heating and cooling to seat occupants, and the development of the next generation CCS device.

Note 2 - Basis of Presentation and Summary of Certain Accounting Policies

     The accompanying financial statements as of March 31, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation have been included. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

     Certain amounts have been reclassified from the prior year Form 10-Q to conform to current period presentation.

Note 3 - Going Concern

     The Company has suffered recurring losses and negative cash flows from operations since inception and has a significant accumulated deficit. The Company expects to incur losses for the next one to two years as current sales volumes are not sufficient to cover the Company's fixed manufacturing, overhead
and operating costs.   Sufficient volume will not be reached in the near term,
as automotive industry development timing tends to be relatively long.

     Even with the shipments of volume production for the Lincoln Navigator SUV, Lincoln Blackwood, Lexus LS 430 and Toyota Celsior, the revenue generated from the initial orders will not be sufficient to meet the Company's operating needs. There can be no assurance that profitability can be achieved in the future. Although the Company has begun production on its CCS product, larger orders for the CCS product will require significant expenses for tooling and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing of these products. Future financing will be required and there can be no assurance that additional financing will be available in the future or that it will be available on favorable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                                      (6)

     In March 2001, the Company entered into a Manufacturing and Supply Agreement and a Subscription Agreement with Ferrotec Corporation, a Tokyo based manufacturer (see Note 7). Ferrotec paid to the Company $2,000,000 and $1,000,000 in April 2001 in accordance with the Manufacturing and Supply Agreement and the Subscription Agreement, respectively. Management will need to seek additional sources of permanent equity or long-term financing to fund its operations. The outcome of such efforts to obtain additional financing cannot be assured. The effect of these agreements has been reported as pro forma data on the balance sheet of the financial statements.

Note 4 - Inventory

     Details of Inventory by category, in thousands:

                                                    March 31,          December 31,
                                                      2001                2000
                                                    ---------          -----------
       Raw Material                                  1,202                1,118
       Work in Process                                  56                   76
       Finished Goods                                  193                  452
                                                  --------             --------
            Total Inventory                          1,451                1,646
       Less Inventory Reserve                         (168)                (168)
                                                  --------             --------
                 Net Inventory                       1,283                1,478
                                                  ========             ========

Note 5 - Net Loss per Share

     The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Because their effects are anti-dilutive, net loss per share for the three months ended March 31, 2001 and 2000, does not include the effect of:

                                                                        Three Months
                                                                        Ended March 31,
                                                                    2001             2000
                                                               ------------------------------
Stock options outstanding for:
     1993 and 1997 Stock Option Plans                            896,914          881,680

Shares of Common Stock
     issuable upon the exercise of warrants                    3,997,382        2,882,394

Shares of Common Stock
     issuable upon the exercise of
     an option to purchase Unit Purchase
     Options granted to underwriter                              190,400          190,400

Common Stock issuable upon the
     conversion of Series A Preferred Stock                    5,373,134        5,373,134
                                                             -----------      -----------
Total                                                         10,457,830        9,327,608
                                                             ===========      ===========

                                      (7)

Note 6 - Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which became effective for the Company in fiscal 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Implementing SFAS 133 will not have a material impact on the reported financial condition and results of operations.

Note 7 - Manufacturing and Supply Agreement, and Subscription Agreement

     On March 28, 2001 the Company entered into a Manufacturing and Supply Agreement (the "Agreement") with Ferrotec Corporation, a Tokyo based manufacturer. The Agreement grants to Ferrotec the exclusive right to manufacture CCS units in certain countries (the "Territory"), for ultimate distribution by Amerigon to its customers within the Territory, with the understanding that the parties will enter into good faith negotiations to establish a joint venture for the purpose of purchasing, marketing, selling and distributing the CCS units in the Territory. The Territory includes China, Japan, Taiwan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the Agreement begins April 1, 2001 and expires on April 1, 2011. The $2,000,000 fee will be amortized on a straight-line basis over the term of the Agreement. Ferrotec has also entered into a Subscription Agreement with the Company, whereby Ferrotec will purchase 200,000 shares of unregistered Amerigon Common Stock at $5 per share. The Subscription Agreement grants Ferrotec demand registration rights beginning one year from the closing of the Subscription Agreement and piggy-back registration rights if the Company proposes to register any securities before then. The Company received the $2,000,000 and $1,000,000 payments under the two agreements in April 2001.

Note 8 - Private Placement

     On June 14, 2000, the Company completed the sale of 2.2 million restricted shares of its Common Stock in the Private Placement to selected institutional and accredited investors, resulting in total proceeds of $11.0 million, less issuance costs of $1.3 million. The $11.0 million excludes a $1.5 million advance on the Bridge Loan which was exchanged for 300,000 shares of Common Stock and issued to Westar Capital II LLC ("Westar") and Big Beaver Investments LLC ("Big Beaver"), the owners of Big Star, the lender on the Bridge Loan (see
Note 9). As partial compensation for services rendered in the Private Placement, Roth Capital Partners, Inc., was granted a warrant to purchase up to 188,000 shares of the Company's Common Stock at $5 per share. The value of such warrant of $1.4 million was determined using the Black-Scholes model and was reflected as non-cash offering expense.

Note 9 - Bridge Loan

          On March 16, 2000, the Company obtained a Bridge Loan from Big Star Investments LLC (a limited liability company owned by Westar and Big Beaver, the Company's two principal shareholders) for an initial advance of $1.5 million. The Company took a second advance of $1.0 million on May 10, 2000. The loan accrued interest at 10% per annum.

          The terms of the Bridge Loan specified that the principal and accrued interest were convertible at any time into Common Stock at a conversion price (the "Conversion Price") equal to the average daily

                                      (8)
closing bid price of the Common Stock during the ten-day period preceding the date of each Bridge Loan advance. This conversion price was $18.84 and $9.86 per share for the $1.5 million and $1.0 million advances, respectively. The Conversion Price was contingently adjustable in the event the Company issued in excess of $5 million of equity securities in an offering at an issuance price less than the initial Conversion Price with respect to the Bridge Loan. Due to the Company's Private Placement of equity securities in June 2000 (Note 8) at an issuance price of $5 per share, the Conversion Price of the Bridge Loan was adjusted to $5 per share. This adjustment of the Conversion Price resulted in a non-cash charge to interest expense and a credit to additional paid-in capital of $2.5 million, because it met the definition of a "beneficial conversion feature" in accordance with Emerging Issues Task Force Consensus 98-5.

     In connection with entering into the Bridge Loan, the Company issued warrants for the right to purchase 7,963 and 10,146 shares of the Company's Common Stock relating to the $1.5 million and $1.0 million Bridge Loan advances, respectively (an amount equal to 10% of the principal amount of the advance divided by the original Conversion Price of $18.84 and $9.86, respectively.)
The Conversion Price of the warrants was adjustable in the same manner as the Bridge Loan. The proceeds of the Bridge Loan were allocated between the Bridge Loan and the warrants based upon their estimated relative fair values. The allocated value of the warrants resulted in a discount of $173,000 to the Bridge Loan, of which $57,000 was amortized to interest expense, $68,000 was offset against extraordinary gain and $48,000 was offset against paid-in capital during the quarter ended June 30, 2000.

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

     As part of the VPA, the Company will grant to Ford warrants exercisable for Common Stock. A warrant for the right to purchase 82,197 shares of Common Stock at an exercise price of $2.75 per share was issued and fully vested on March 27,
2000.   The fair value of the warrant of $1,148,000 was determined using the
Black-Scholes valuation model and was recorded as a deferred exclusivity fee on the balance sheet. This fee is being amortized on a straight-line basis from April 2000 to December 2004, the initial term of the Agreement. In addition, Ford received an additional warrant for 26,148 shares of Common Stock due to certain anti-dilution provisions of the VPA that were triggered by the Company's Private Placement in June 2000. The fair value of the additional warrant of $220,000 was determined using the Black-Scholes model and has been accounted for in the same manner as the deferred exclusivity fee. Additional warrants will be granted and vested based upon purchases by Ford's Tier 1 suppliers of a specified number of CCS units throughout the length of the VPA. The exercise price of these additional warrants depends on when such warrants vest, with the exercise price increasing each year. If Ford does not achieve specific goals in any year, the VPA contains provisions for Ford to make up the shortfall in

                                      (9)
the next succeeding year. If Ford achieves all of the incentive levels required under the VPA, warrants will be granted and vested for an additional 1,300,140 shares of Common Stock.

Note 11 - Segment Reporting

     The tables below present segment information about the reported revenues and operating loss of Amerigon for the three months ended March 31, 2001 and 2000 (in thousands). Asset information by reportable segment is not reported since management does not produce such information.


  For the Three Months Ended                                     Reconciling               As
          March 31,                   CCS             Radar (1)     Items               Reported
----------------------------------------------------------------------------         ---------------
2001
   Revenue                           $2,335            $  -          $     -                 $ 2,335
   Operating Loss                      (435)              -           (1,404) (2)             (1,839)

2000
   Revenue                              954               -                -                     954
   Operating Loss                      (663)            (76)          (1,320) (2)             (2,059)

  (1) The Company discontinued the development of the radar system in the fourth quarter of 2000.

  (2) Represents selling, general and administrative costs of $1,340,000 and $1,251,000, respectively, and depreciation expense of $64,000 and $69,000, respectively, for the three months ended March 31, 2001 and 2000.

Revenue information by geographic area (in thousands):

                                                     Quarters Ended
                                                         March 31,
                                               --------------------------
                                                2001                2000
                                               ------              ------
United States                                  $  690               $ 954
Asia                                            1,645                   -
                                               ------               -----

Total Revenues                                 $2,335               $ 954
                                               ======               =====

     For the three months ended March 31, 2001, one domestic customer and one foreign customer represented 29% and 70%, respectively, of the Company's sales. For the three months ended March 31, 2000, one domestic customer represented 100% of the Company's sales.

Note 12 - Accrued Liabilities

Details of Accrued liabilities (in thousands):

                                         March 31,            December 31,
                                            2001                  2000
                                         -----------          -------------
Accrued salaries                          $  810                 $  710
Accrued vacation                             170                    209
Other accrued liabilities                    580                    527
                                          ------                 ------

Total Accrued Liabilities                 $1,560                 $1,446
                                          ======                 ======

                                     (10)

Note 13 - Class A Warrants

     On April 19, 2000, the Company effected a one-for-five reduction in its outstanding, publicly traded, Class A Warrants. Due to this reduction, only one Class A Warrant is required to purchase one share of Common Stock; previously, five Class A Warrants were required to purchase one share of Common Stock. The total number of publicly traded Class A Warrants outstanding was adjusted to approximately 1,468,778, down from approximately 7,343,890, prior to the reduction. The Company's Class A Warrants trade under the symbol ARGNW.

     The issuance of 2.5 million shares of Common Stock in June 2000 triggered certain anti-dilution provisions in the Class A Warrants which required the Company to issue additional warrants to purchase 524,486 shares of Common Stock. As a result, the number of Class A Warrants outstanding increased to 1,993,264. As a result of the warrant issued to Ford in March 2000, and the issuance of the
2.5 million shares of Common Stock in June 2000, the total exercise price for each publicly traded warrant has been lowered from $25.00 to $17.795.

                                     (11)

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

     We are now operating as a supplier to the automotive industry. Inherent in this market are costs and expenses well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to OEMs requiring the coordination and testing of proposed new components and sub-systems. Revenues from these expenditures may not be realized for two to three years as the OEMs tend to group new components and enhancements into annual or every two to three year vehicle model introductions. In addition, we believe that in light of the current economic conditions, lower industry volumes and other factors, that new vehicle production volumes for OEMs in 2001 will be lower than levels in 2000. Reduced demand for new vehicles could have an impact on our financial results for fiscal year 2001.

Results of Operations

First Quarter 2001 Compared with First Quarter 2000
---------------------------------------------------

     Revenues. Revenues for the three months ended March 31, 2001 (the "First Quarter") were $2,335,000 as compared with revenues of $954,000 for the three months ended March 31, 2000 (the "First Quarter 2000"). This increase of $1,381,000, or 144%, is due to the increase in customer platforms in the First Quarter 2001. We had two primary customers during the First Quarter 2001, Johnson Controls Incorporated and NHK Spring Company, LTD, and provided CCS for three platforms, the Lincoln Navigator, Lexus LS 430 and Toyota Celsior as compared to one customer, Johnson Controls, and one platform, the Lincoln Navigator, in the First Quarter 2000. The additional customer and platforms resulted in higher sales volume in 2001 as the number of CCS units shipped increased to approximately 36,000 or 171%, in the First Quarter 2001 from approximately 13,000 in the First Quarter 2000. Prices of CCS units were unchanged in the First Quarter 2001 as compared to the fourth quarter of 2000.

     Cost of Sales. Cost of sales increased to $2,035,000 in the First Quarter 2001 from $845,000 in the First Quarter 2000. This increase of $1,190,000, or 140%, is due to the higher sales volume of CCS units in the First Quarter 2001. The gross margin increased to 12.9% compared to 11.4% for 2000 due to fixed costs being spread over the higher production volume in 2001. We anticipate cost of sales to increase in absolute dollars while decreasing as a percentage of revenue. Cost of sales includes tooling costs and related reimbursements. Net reimbursements of $55,000 and $7,000 were recorded for the First Quarter of 2001 and the First Quarter of 2000, respectively.

                                     (12)

     Research and Development Expenses. Research and development expenses decreased to $735,000 in First Quarter 2001 from $848,000 in First Quarter 2000. This $113,000, or 13%, decrease was due primarily to the discontinued investment in our Ameriguard product offset by increased funding of the next generation CCS device.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,404,000 in First Quarter 2001 compared to $1,320,000 in the First Quarter 2000. This $84,000, or 6%, increase was due to the expenses associated with the opening of our European offices and professional fees. We also recorded $73,000 in amortization for the warrants granted to Ford Motor Company relating to the Value Participation Agreement in the First Quarter 2001, compared to zero in the First Quarter 2000. These higher costs were offset by a decrease in compensation related expense due to a $415,000 bonus accrued in the First Quarter of 2000, compared to no accrual in the First Quarter 2001.

     We group development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in cost of sales. This classification has been made for all years presented.

Liquidity and Capital Resources

     As of March 31, 2001, we had net working capital of $1,492,000. We also had cash and cash equivalents of $520,000 at March 31, 2001.

     On March 28, 2001 we entered into a manufacturing and supply agreement with Ferrotec Corporation, a Tokyo-based manufacturer. The agreement grants to Ferrotec the exclusive right to manufacture CCS units in certain countries, for ultimate distribution by us to our customers within those countries, with the understanding that we will enter into good faith negotiations with Ferrotec to establish a joint venture for the purpose of purchasing, marketing, selling and distributing the CCS units in those countries. The countries include China, Japan, Taiwan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the agreement begins April 1, 2001 and expires on April 1, 2011. Ferrotec paid us $2,000,000 for the exclusive manufacturing rights on April 6, 2001. Concurrently, Ferrotec entered into a subscription agreement with us, whereby Ferrotec purchased 200,000 unregistered shares of our common stock at $5 per share and paid us an additional $1,000,000. The subscription agreement grants Ferrotec demand registration rights beginning one year from the closing of the subscription agreement and piggy-back registration rights if we propose to register any securities before then.

     Our principal sources of operating capital have been the proceeds of our various financing transactions and, to a lesser extent, CCS product revenues and sale of prototypes to customers.

     As of March 31, 2001, our cash and cash equivalents decreased by $2,332,000 in the First Quarter 2001 from $2,852,000 at December 31, 2000. Cash used in operating activities amounted to $2,269,000, which was mainly attributable to the net loss of $1,823,000. Investing activities used $60,000 to purchase equipment. Financing activities used $3,000 in capital lease payments. The cash and cash equivalents at March 31, 2001 do not include the $3,000,000 received from Ferrotec on April 6, 2001.

          In May 2001, we announced that CCS has been selected to be included in four additional automotive platforms, which are expected to be introduced over the next 18 months and bringing to eight the total number of automotive platforms where CCS has been selected to be included as either an

                                     (13)
optional or standard feature. For confidentiality reasons, however, we are not permitted to identify the four additional automotive platforms and the automotive and seat manufacturers at this time.

     Until we are selling units in the automotive market with an appropriate margin and volume, we expect to incur losses for the foreseeable future. There can be no assurance that profitability can be achieved in the future. The volume production we expect for the Lincoln Navigator SUV, Lincoln Blackwood, Lexus LS 430 and Toyota Celsior as well as the four new platforms will not generate sufficient revenue to meet our operating needs. Sufficient volume will not be reached in the near term, as automotive industry development timing tends to be relatively long. Although we are working with many automobile manufactures for future introduction of our CCS technology, most of them will not introduce the product until the 2003 model year (2002 calendar year) and beyond.

     Larger orders for the CCS products will require significant expenses for tooling and to set up manufacturing and/or assembly processes. We also expect to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing of these products. We do not intend to pursue any more significant grants or development contracts to fund operations and therefore are highly dependent on current working capital sources.

     Based on our current operating plan, we believe existing cash and working capital are not sufficient to meet our anticipated financial requirements. We believe that current cash balances, together with the funds from the manufacturing and supply agreement with Ferrotec Corporation, will be sufficient to meet our operating needs through the end of the second quarter of 2001.

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

Other Information

     Certain matters discussed or referenced in this report, including our intention to develop, manufacture and market the CCS product, our expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of platforms with major automotive manufacturers, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of such terms. Such statements are based upon our current expectations and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such risks and uncertainties include the market demand for and performance of our products, our ability to develop, market and manufacture such products successfully, the viability and protection of our patents and other proprietary rights, and our ability to obtain new sources of financing. Additional risks associated with us and our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2000.

                                     (14)

                                     ITEM 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We place our investments in debt instruments of the U.S. government and in high-quality corporate issuers. We seek to ensure the safety and preservation of its invested funds by limiting default risk and market risk. We have no investments or transactions denominated in foreign country currencies and therefore are not subject to foreign exchange risk.

    There have been no material changes with respect to market risk since the Form 10-K was filed for our year ended December 31, 2000.

                                     (15)

PART II
                               OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
     On March 28, 2001, we entered into a subscription agreement with Ferrotec Corporation, a Tokyo-based manufacturer, pursuant to which Ferrotec purchased 200,000 unregistered shares of our common stock at $5 per share and paid us $1,000,000 on April 6, 2001. The subscription agreement grants Ferrotec demand registration rights beginning one year from the closing of the subscription agreement and piggy-back registration rights if we propose to register any securities before then. Concurrently, we entered into a manufacturing and supply agreement with Ferrotec, which grants to Ferrotec the exclusive right to manufacture CCS units in certain countries, for ultimate distribution by us to our customers within those countries, with the understanding that we will enter into good faith negotiations with Ferrotec to establish a joint venture for the purpose of purchasing, marketing, selling and distributing the CCS units in those countries. The countries include China, Japan, Taiwan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the manufacturing agreement begins April 1, 2001 and expires on April 1, 2011. Ferrotec paid us $2,000,000 for the exclusive manufacturing rights on April 6, 2001. The shares of Common Stock were exempt from registration under Regulation S of the Securities Act of 1933.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               10.1 Manufacturing and Supply Agreement with Ferrotec Corporation dated March 28, 2001 (1)
               10.2 Subscription Agreement with Ferrotec Corporation dated March
                    28, 2001 (1)
               10.3 Amended and Restated 1997 Stock Incentive Plan (2)

               (1)  Filed herewith.
               (2) Incorporated by reference from Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 1, 2001 (file no. 000-21810)

          (b)  Reports on Form 8-K

             On February 20, 2001, the Company filed a Current Report on Form 8-K (event dated February 20, 2001) to report under item 5 (other events)

                                     (16)

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


                                      Amerigon Incorporated
                                      ---------------------
                                      Registrant



Date: May 15, 2001                    /s/ Richard A. Weisbart
                                      -----------------------
                                      Richard A. Weisbart
                                      President, Chief Executive Officer
                                      and Chief Financial Officer


                                      /s/ Craig P. Newell
                                      -------------------
                                      Craig P. Newell
                                      Vice President, Finance
                                      (Chief Accounting Officer)

                                     (17)