Form 10-Q
period 2001-06-30
AMERIGON INC
filed 2001-08-14
CIK 903129

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE

                  For the quarterly period ended June 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________.

                        Commission File Number: 0 - 21810
                                                ---------


                              AMERIGON INCORPORATED
                              ---------------------
             (Exact name of registrant as specified in its charter)

                  California                                 95-4318554
-----------------------------------------------    -----------------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

 5462 Irwindale Avenue, Irwindale, California                  91706
-----------------------------------------------    -----------------------------
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

   At July 31, 2001, the registrant had 4,717,259 shares of Common Stock, no par value, issued and outstanding.

                                      (1)

                             AMERIGON INCORPORATED

                               TABLE OF CONTENTS


Part I.        FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements

               Consolidated Balance Sheet                                                        3

               Consolidated Statement of Operations                                              4

               Consolidated Statement of Cash Flows                                              5

               Notes to Unaudited Condensed Consolidated Financial Statements                    6

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                   12

     Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk                                                                     16


Part II.       OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders                              17

     Item 5.   Other Information                                                                18

     Item 6.   Exhibits and Reports on Form 8-K                                                 18

     Signatures                                                                                 19

                                      (2)

PART I
                                    ITEM 1

                             AMERIGON INCORPORATED

                          CONSOLIDATED BALANCE SHEET
                                (In thousands)


                                                                                      June 30,          December 31,
                                  ASSETS                                                2001                2000
                                                                                    -----------         ------------
                                                                                    (Unaudited)
Current Assets:
  Cash & cash equivalents                                                             $    749             $   2,852
  Restricted cash                                                                          873                     -
  Accounts receivable less allowance of $49 at June 30, 2001 and $55
   at December 31, 2000                                                                    988                 1,375
  Inventory                                                                              1,233                 1,478
  Prepaid expenses and other assets                                                        124                   487
                                                                                    ----------          ------------
     Total current assets                                                                3,967                 6,192

Property and equipment, net                                                              1,382                 1,383
Deferred exclusivity fee                                                                 1,024                 1,170
                                                                                    ----------          ------------
     Total assets                                                                     $  6,373             $   8,745
                                                                                    ==========          ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                    $    104             $   1,376
  Accrued liabilities                                                                      831                 1,446
  Deferred manufacturing agreement - current portion                                       200                     -
  Deferred revenue                                                                           -                   170
                                                                                    ----------          ------------
     Total current liabilities                                                           1,135                 2,992

Deferred manufacturing agreement - long term portion                                     1,750                     -
Long term portion of capital lease                                                           3                     5
Minority interest in subsidiary                                                             54                     -
                                                                                    ----------          ------------
     Total liabilities                                                                   2,942                 2,997
                                                                                    ----------          ------------

Shareholders' equity:
  Preferred stock:
    Series A - no par value; convertible; 9 shares authorized, 9 issued and outstanding at June 30, 2001 and December 31, 2000;
     liquidation preference of $10,260 at June 30, 2001                                  8,267                 8,267
  Common stock;
    No par value; 20,000 shares authorized, 4,717 and 4,428 issued
     and outstanding at June 30, 2001 and December 31, 2000                             39,192                37,947
  Paid-in capital                                                                       14,746                14,689
  Deferred compensation                                                                    (55)                   (1)
  Accumulated deficit                                                                  (58,719)              (55,154)
                                                                                    ----------          ------------
     Total shareholders' equity                                                          3,431                 5,748
                                                                                    ----------          ------------
     Total liabilities and shareholders' equity                                       $  6,373             $   8,745
                                                                                    ==========          ============

   See accompanying notes to the condensed consolidated financial statements

                                      (3)

                             AMERIGON INCORPORATED

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                      Three Months                      Six Months
                                                                     Ended June 30,                   Ended June 30,
                                                                 2001             2000            2001              2000
                                                              ----------       ----------      ----------        ----------
Product revenues                                                $  1,117         $    944        $  3,452          $  1,898
Cost of sales                                                        870              801           2,905             1,646
                                                              ----------       ----------      ----------        ----------
Gross margin                                                         247              143             547               252

Operating costs and expenses:
  Research and development                                           924            1,093           1,804             1,941
  Selling, general and administrative                              1,097            1,150           2,356             2,470
                                                              ----------       ----------      ----------        ----------
        Total operating costs and expenses                         2,021            2,243           4,160             4,411

Operating loss                                                    (1,774)          (2,100)         (3,613)           (4,159)

Interest income                                                       25               31              41                41
Interest expense                                                       -           (2,592)              -            (2,607)
Minority interest in net loss of subsidiary                            7                -               7                 -
                                                              ----------       ----------      ----------        ----------
Loss before extraordinary item                                    (1,742)          (4,661)         (3,565)           (6,725)

Extraordinary gain from early extinguishment of debt                   -              707               -               707
                                                              ----------       ----------      ----------        ----------

Net loss                                                        $ (1,742)        $ (3,954)       $ (3,565)         $ (6,018)
                                                              ==========       ==========      ==========        ==========
Net loss available to common shareholders                       $ (1,742)        $ (3,954)       $ (3,565)         $ (6,018)
                                                              ==========       ==========      ==========        ==========

Basic and diluted net loss per share:
  Loss before extraordinary item                                $  (0.37)        $  (1.96)       $  (0.79)         $  (3.13)
  Extraordinary gain from early extinguishment of debt                 -             0.30               -              0.33
                                                              ----------       ----------      ----------        ----------
Net loss                                                        $  (0.37)        $  (1.66)       $  (0.79)         $  (2.80)
                                                              ==========       ==========      ==========        ==========

Weighted average number of common shares outstanding               4,649            2,382           4,539             2,147
                                                              ==========       ==========      ==========        ==========

   See accompanying notes to the condensed consolidated financial statements

                                      (4)

                              AMERIGON INCORPORATED

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                 ------------------------------
Operating Activities:                                                                2001              2000
                                                                                 ------------      ------------
     Net loss                                                                     $   (3,565)       $   (6,018)
     Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization                                                     302               314
       Extraordinary gain on early extinguishment of debt                                  -              (707)
       Deferred revenue                                                                 (170)              126
       Non-cash interest                                                                   -             2,500
       Non-cash expense                                                                   58                 -
       Minority interest in subsidiary                                                    (7)                -
       Change in operating assets and liabilities:
           Accounts receivable                                                           393              (750)
           Inventory                                                                     245              (535)
           Prepaid expenses and other assets                                             363              (164)
           Accounts payable                                                           (1,272)              764
           Accrued liabilities                                                          (370)              (38)
                                                                                  -----------      ------------
             Net cash used in operating activities                                    (4,023)           (4,508)
                                                                                 -----------      ------------
Investing Activities:
     Purchase of property and equipment                                                 (205)             (169)
     Increase in restricted cash                                                        (873)                -
                                                                                 -----------      ------------
             Net cash used in investing activities                                    (1,078)             (169)
                                                                                 -----------      ------------
Financing Activities:
     Proceeds from sale of Common Stock, net                                           1,000            11,325
     Proceeds from exercise of stock options                                               -                54
     Proceeds from deferred manufacturing agreement                                    2,000                 -
     Repayment of capital lease                                                           (2)               (8)
     Proceeds from bridge financing                                                        -             1,500
     Repayment of bridge financing                                                         -            (1,500)
                                                                                 -----------      ------------
             Net cash provided by financing activities                                 2,998            11,371
                                                                                 -----------      ------------
             Net (decrease) increase in cash and cash equivalents                     (2,103)            6,694
                                                                                 -----------      ------------
             Cash and cash equivalents at beginning of period                          2,852             1,647
                                                                                 -----------      ------------
             Cash and cash equivalents at end of period                           $      749       $     8,341
                                                                                 ===========      ============

     See accompanying notes to condensed consolidated financial statements

                                      (5)

                              AMERIGON INCORPORATED

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Note 2 - Basis of Presentation and Summary of Certain Accounting Policies

     The accompanying condensed consolidated financial statements as of June 30, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

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

                                      (6)

     In March 2001, the Company entered into a Manufacturing and Supply Agreement and a Subscription Agreement with Ferrotec Corporation, a Tokyo based manufacturer (see Note 8). Ferrotec paid to the Company $2,000,000 and $1,000,000 in April 2001 in accordance with the Manufacturing and Supply Agreement and the Subscription Agreement, respectively. The Company is obligated, under the BSST option agreement (see Note 4), to pay an additional $1,090,000, in installment payments, to BSST by February 28, 2002. Management will need to seek additional sources of permanent equity or long-term financing to fund its operations. The outcome of such efforts to obtain additional financing cannot be assured.

Note 4 - Investment in BSST / Restricted Cash

     Dr. Lon Bell, the founder of Amerigon, established BSST as a Delaware limited liability company in August 2000. BSST is engaged in a research and development effort to improve the efficiency of thermoelectric devices. The objective of these efforts is to expand the applications of thermoelectric devices to automotive and non-automotive applications, that could include for example temperature control and power generation.

     In September 2000, the Company entered into an option agreement with BSST to purchase 2,000 Series A Preferred Shares, which represents a 90% interest in BSST, for $2,000,000. At June 30, 2001, the Company has paid to BSST $910,000 and is required to pay an additional $1,090,000 in installments of no more than $400,000 in any three month period, beginning August 31, 2001. No accrual has been recorded for this commitment. This acquisition was accounted for by the purchase method of accounting. The Preferred Shares give the Company a 90% voting interest and a 90% interest in the results of operations of BSST. At the time of the exercise of its option, the Company recorded a charge to research and development costs of $357,000 representing the excess of its investment to date in BSST over the proportional underlying net assets of BSST.

     The condensed consolidated financial statements at June 30, 2001 reflect the consolidated financial position and consolidated operating results of the Company and, since June 1, 2001, BSST. Intercompany accounts have been eliminated in consolidation. The 10% of BSST not owned by the Company is reflected as minority interest. Had the acquisition of BSST occurred as of January 1, 2001, the pro forma consolidated net loss for the six months ended June 30, 2001 would not have been significantly different.

     Restricted cash represents cash that is available exclusively to BSST.

Note 5 - Inventory

     Details of inventory by category, in thousands:

                                         June 30,            December 31,
                                           2001                  2000
                                      ---------------     ------------------

         Raw material                        $   943                $ 1,118
         Work in process                          51                     76
         Finished goods                          407                    452
                                      ---------------     ------------------
              Total inventory                  1,401                  1,646
         Less inventory reserve                 (168)                  (168)
                                      ---------------     ------------------
                   Net inventory             $ 1,233                $ 1,478
                                      ===============     ==================

                                      (7)

Note 6 - Net Loss per Share

     The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Because their effects are anti-dilutive, net loss per share for the six months ended June 30, 2001 and 2000 does not include the effect of:

                                                           Six Months
                                                         Ended June 30,
                                                  ---------------------------
                                                      2001            2000
                                                  -----------     -----------
     Stock options outstanding for:
       1993 and 1997 Stock Option Plans               860,280         873,940

     Shares of Common Stock
       issuable upon the exercise of warrants       3,997,382       4,018,238

     Shares of Common Stock
       issuable upon the exercise of an
       option to purchase Unit Purchase
       Options granted to underwriter                 190,400         190,400

     Common Stock issuable upon the
       conversion of Series A Preferred Stock       5,373,134       5,373,134
                                                  -----------     -----------
     Total                                         10,421,196      10,455,712
                                                  ===========     ===========


Note 7 - Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company has evaluated this standard and believes that adoption will not have an impact on its condensed consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001. The Company has evaluated this standard and believes that adoption will not have an impact on its condensed consolidated financial statements.

                                      (8)

Note 8 - Manufacturing and Supply Agreement, and Subscription Agreement

     On March 28, 2001 the Company entered into a Manufacturing and Supply Agreement (the "Agreement") with Ferrotec Corporation, a Tokyo based manufacturer. The Agreement grants to Ferrotec the exclusive right to manufacture CCS units in certain countries (the "Territory"), for ultimate distribution by Amerigon to its customers within the Territory, with the understanding that the parties will enter into good faith negotiations to establish a joint venture for the purpose of purchasing, marketing, selling and distributing the CCS units in the Territory. The Territory includes China, Japan, Taiwan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the Agreement begins April 1, 2001 and expires on April 1, 2011. The $2,000,000 fee is being amortized on a straight-line basis over the term of the Agreement. Ferrotec also entered into a Subscription Agreement with the Company, whereby Ferrotec purchased 200,000 shares of unregistered Common Stock at $5 per share. The Subscription Agreement grants Ferrotec demand registration rights beginning one year from the closing of the Subscription Agreement and piggy-back registration rights if the Company proposes to register any securities before then. The Company received the $2,000,000 and $1,000,000 payments under the two agreements in April 2001.

Note 9 - Private Placement

     On June 14, 2000, the Company completed the sale of 2,200,000 restricted shares of its Common Stock in the private placement to selected institutional and accredited investors (the "Private Placement"), resulting in total proceeds of $11,000,000, less issuance costs of $1,300,000. The $11,000,000 excludes a
$1,500,000 advance on the Bridge Loan (see Note 10) that was exchanged for 300,000 shares of Common Stock and issued to Westar Capital II LLC ("Westar") and Big Beaver Investments LLC ("Big Beaver"), the owners of Big Star, the lender on the Bridge Loan. As partial compensation for services rendered in the private placement, Roth Capital Partners, Inc., was granted a warrant to purchase up to 188,000 shares of the Company's Common Stock at $5 per share. The value of such warrant of $1,400,000 was determined using the Black-Scholes model and was reflected as non-cash offering expense.

Note 10 - Bridge Loan

     On March 16, 2000, the Company obtained a Bridge Loan from Big Star Investments LLC (a limited liability company owned by Westar and Big Beaver, the Company's two principal shareholders) for an initial advance of $1,500,000. The Company took a second advance of $1,000,000 on May 10, 2000. The loan accrued interest at 10% per annum.

     The terms of the Bridge Loan specified that the principal and accrued interest were convertible at any time into Common Stock at a conversion price (the "Conversion Price") equal to the average daily closing bid price of the Common Stock during the ten-day period preceding the date of each Bridge Loan advance. This Conversion Price was $18.84 and $9.86 per share for the $1,500,000 and $1,000,000 advances, respectively. The Conversion Price was contingently adjustable in the event the Company issued in excess of $5,000,000 of equity securities in an offering at an issuance price less than the initial Conversion Price with respect to the Bridge Loan. Due to the Company's Private Placement of equity securities in June 2000 (Note 9) at an issuance price of $5 per share, the Conversion Price of the Bridge Loan was adjusted to $5 per share. This adjustment of the Conversion Price resulted in a non-cash charge to interest expense and a credit to additional paid-in capital of $2,500,000, because it met the definition of a "beneficial conversion feature" in accordance with Emerging Issues Task Force Consensus 98-5.

                                      (9)

     In connection with entering into the Bridge Loan, the Company issued warrants for the right to purchase 7,963 and 10,146 shares of the Company's Common Stock relating to the $1,500,000 and $1,000,000 Bridge Loan advances, respectively (an amount equal to 10% of the principal amount of the advance divided by the original Conversion Price of $18.84 and $9.86, respectively.) The Conversion Price of the warrants was adjustable in the same manner as the Bridge Loan. The proceeds of the Bridge Loan were allocated between the Bridge Loan and the warrants based upon their estimated relative fair values. The allocated value of the warrants resulted in a discount of $173,000 to the Bridge Loan, of which $57,000 was amortized to interest expense, $68,000 was offset against extraordinary gain and $48,000 was offset against paid-in capital during the quarter ended June 30, 2000.

     The Company repaid $1,000,000 of Bridge Loan principal and accrued interest of $49,000 on June 16, 2000 with proceeds from the Private Placement (Note 9). The Company's $1,000,000 payment was allocated for accounting purposes between reacquiring the beneficial conversion feature and the debt. Due to this allocation, the debt was extinguished for less than its net book value, resulting in a $775,000 extraordinary gain on extinguishment of debt. The remaining $1,500,000 of Bridge Loan principal was exchanged for 300,000 shares of Common Stock, which was issued equally to Westar and Big Beaver.

Note 11 - Ford Agreement

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

     As part of the VPA, the Company will grant to Ford warrants exercisable for Common Stock. A warrant for the right to purchase 82,197 shares of Common Stock at an exercise price of $2.75 per share was issued and fully vested on March 27, 2000. The fair value of the warrant of $1,148,000 was determined using the Black-Scholes valuation model and was recorded as a deferred exclusivity fee on the consolidated balance sheet. This fee is being amortized on a straight-line basis from April 2000 to December 2004, the initial term of the Agreement. In addition, Ford received an additional warrant for 26,148 shares of Common Stock due to certain anti-dilution provisions of the VPA that were triggered by the Company's Private Placement in June 2000. The fair value of the additional warrant of $220,000 was determined using the Black-Scholes model and has been accounted for in the same manner as the deferred exclusivity fee. Additional warrants will be granted and vested based upon purchases by Ford's Tier 1 suppliers of a specified number of CCS units throughout the length of the VPA. The exercise price of these additional warrants depends on when such warrants vest, with the exercise price increasing each year. If Ford does not achieve specific goals in any year, the VPA contains provisions for Ford to make up the shortfall in the next succeeding year. If Ford achieves all of the incentive levels required under the VPA, warrants will be granted and vested for an additional 1,300,140 shares of Common Stock.

                                      (10)

Note 12 - Segment Reporting

     The Company operated primarily one business segment during the three and six months ended June 30, 2001 and 2000. The Company's Radar segment, which was discontinued in December 2000, was not significant to the Company's financial results in 2000.

Revenue information by geographic area (in thousands):

                                      Three Months Ended June 30,                 Six Months Ended June 30,
                                -------------------------------------    ------------------------------------
                                     2001                  2000               2001                  2000
                                ---------------        --------------     --------------       ---------------
        United States                   $  557                 $ 928             $1,247                $1,882
        Asia                               560                    16              2,205                    16
                                ---------------        --------------     --------------       ---------------

        Total Revenues                 $ 1,117                 $ 944             $3,452                $1,898
                                ===============        ==============     ==============       ===============

     For the three months ended June 30, 2001, one domestic customer and one foreign customer represented 41% and 50% of the Company's sales, respectively. For the three months ended June 30, 2000, one domestic customer represented 98% of the Company's sales. For the six months ended June 30, 2001, one domestic customer and one foreign customer represented 33% and 64% of the Company's sales, respectively. For the six months ended June 30, 2000, one domestic customer represented 97% of the Company's sales.

Note 13 - Accrued Liabilities

Details of accrued liabilities (in thousands):

                                                 June 30,    December 31,
                                                   2001         2000
                                               -----------  -------------
                Accrued salaries                   $  349        $   710
                Accrued vacation                      136            209
                Other accrued liabilities             346            527
                                               -----------  -------------

                Total accrued liabilities          $  831        $ 1,446
                                               ===========  =============

Note 14 - Class A Warrants

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

     The issuance of 2,500,000 shares of Common Stock in June 2000 triggered certain anti-dilution provisions in the Class A Warrants which required the Company to issue additional warrants to purchase 524,486 shares of Common Stock. As a result, the number of Class A Warrants outstanding increased to 1,993,264. As a result of the warrant issued to Ford in March 2000, and the issuance of the 2,500,000 shares of Common Stock in June 2000, the total exercise price for each publicly traded warrant has been lowered from $25.00 to $17.795.

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

Results of Operations

Second Quarter 2001 Compared with Second Quarter 2000
-----------------------------------------------------

     Revenues. Revenues for the three months ended June 30, 2001 (the "Second Quarter 2001") were $1,117,000 on approximately 16,900 units compared with revenues of $944,000 on approximately 13,400 units for the three months ended June 30, 2000 (the "Second Quarter 2000"). This increase of $173,000, or 18%, is due to higher sales to NHK for the Lexus LS 430, from $16,000 in the Second Quarter 2000 to $560,000 in Second Quarter 2001. Shipments to NHK began in late June 2000, therefore, there were very few units shipped in Second Quarter 2000 compared to a full three months of shipments in Second Quarter 2001. The higher NHK sales were partially offset by lower sales to JCI for the Lincoln Navigator, from $924,000 in Second Quarter 2000 to $456,000 in Second Quarter 2001. The lower sales to JCI are due to softening sales of the Lincoln Navigator, a slowdown in the economy in general, and in the automobile industry in particular.

     Cost of Sales. Cost of sales increased to $870,000 in the Second Quarter 2001 from $801,000 in the Second Quarter 2000. This increase of $69,000, or 9%, is due to the higher sales volume of CCS units in the Second Quarter 2001. The gross margin increased to 22.11% compared to 15.15% for 2000 due to higher tooling reimbursements and fixed costs being spread over the higher production volume in 2001. We anticipate cost of sales to increase in absolute dollars while decreasing as a percentage of revenue as sales volume increases. Cost of sales includes tooling costs and related reimbursements. Net reimbursements of $95,000 and $3,000 were recorded for the Second Quarter of 2001 and the Second Quarter of 2000, respectively.

                                      (12)

     Research and Development Expenses. Research and development expenses decreased to $924,000 in Second Quarter 2001 from $1,093,000 in Second Quarter 2000. This $169,000, or 15%, decrease was due primarily to the discontinued investment in our AmeriGuard product. We also experienced lower costs relating to our first generation CCS device due to the advanced stage of its development. The costs reductions were partially offset by development costs relating to the next generation CCS device and BSST's research and development costs. BSST research and development costs were $417,000 for the Second Quarter 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,097,000 in Second Quarter 2001 compared to $1,150,000 in the Second Quarter 2000. This $53,000, or 5%, decrease was due to lower professional fees, partially offset by an increase in costs for our office in Europe.

     We group development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in cost of sales.

Six Months Ended June 30,  2001 Compared with the Six Months Ended June 30, 2000
--------------------------------------------------------------------------------

     Revenues. Revenues for the six months ended June 30, 2001 were $3,452,000 as compared with revenues of $1,898,000 for the six months ended June 30, 2000. This increase of $1,554,000, or 82%, is due to the increase in customer platforms in 2001. We had two primary customers during 2001, Johnson Controls Incorporated and NHK Spring Company, LTD, and provided CCS for three platforms, the Lincoln Navigator, Lexus LS 430 and Toyota Celsior as compared to one customer, Johnson Controls, and one platform, the Lincoln Navigator, in 2000. The additional customer and platforms resulted in higher sales volume in 2001 as the number of CCS units shipped increased to 53,000, or 97%, from 27,000 in 2000.

     Cost of Sales. Cost of sales increased to $2,905,000 in 2001 from $1,646,000 in 2000. This increase of $1,259,000, or 77%, is due to the higher sales volume of CCS units in 2001. The gross margin increased to 15.85% compared to 13.28% for 2000 due to higher tooling reimbursements and fixed costs being spread over the higher production volume in 2001. We anticipate cost of sales to increase in absolute dollars while decreasing as a percentage of revenue as sales volume increases. Cost of sales includes tooling costs and related reimbursements. Net reimbursements of $150,000 and $10,000 were recorded for 2001 and 2000, respectively.

     Research and Development Expenses. Research and development expenses decreased to $1,804,000 in 2001 from $1,941,000 in 2000. This $137,000, or 7%, decrease was due primarily to the discontinued investment in our AmeriGuard product. We also experienced lower costs relating to our first generation CCS device due to the advanced stage of its development. The costs reductions were partially offset by development costs relating to the next generation CCS device and BSST's research and development costs. BSST research and development costs were $417,000 for 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,356,000 in 2001 compared to $2,470,000 in the 2000. This $114,000, or 5%, decrease was due primarily to lower professional fees in 2001, partially offset by costs associated with the opening of our European office. We also recorded $146,000 in amortization for the warrants granted to Ford Motor Company relating to the Value Participation Agreement in 2001, compared to $62,000 in 2000. These higher costs were offset by a decrease in compensation related expense due to a $415,000 bonus accrued in 2000, compared to no accrual in 2001.

                                      (13)

Liquidity and Capital Resources

     As of June 30, 2001, we had net working capital of $2,832,000. We also had cash and cash equivalents of $749,000 at June 30, 2001. Our principal sources of operating capital have been the proceeds of our various financing transactions and, to a lesser extent, CCS product revenues and sale of prototypes to customers.

     As of June 30, 2001, our cash and cash equivalents decreased by $2,103,000 in 2001 from $2,852,000 at December 31, 2000. Cash used in operating activities amounted to $4,023,000, which was mainly attributable to the net loss of $3,565,000. Cash used in investing activities amounted to $1,078,000, which is mainly attributable to the purchase of equipment of $205,000 and the increase in restricted cash of $873,000 (see Note 4). Financing activities provided $2,998,000. This is due to Ferrotec payments of $3,000,000 slightly offset by $2,000 in capital lease payments.

     In April 2001, Ferrotec Corporation, a Tokyo-based manufacturer, paid us $2,000,000 in connection with a 10-year manufacturing and supply agreement for the exclusive right to manufacture CCS units in China, Japan, Taiwan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines, for ultimate distribution by us to our customers within those countries. Concurrently, paid an additional $1,000,000 for the purchase 200,000 unregistered shares of our common stock.

     In May 2001, we announced that the CCS system has been selected to be included in four additional automotive platforms, which are expected to be introduced over the next 18 months and bringing to eight the total number of automotive platforms where the CCS system has been selected to be included as either an optional or standard feature. For confidentiality reasons, however, we are not permitted to identify the four additional automotive platforms and the automotive and seat manufacturers at this time.

     BSST LLC was established in August 2000 by Dr. Lon E. Bell, the founder of Amerigon. BSST is engaged in a research and development effort to improve the efficiency of thermoelectric devices. In September 2000, we entered into an option agreement with BSST to purchase a 90% interest in BSST for an aggregate of $2,000,000. We paid to BSST $150,000 for the option rights at that time. The original option agreement was amended to extend the termination date from January 31, 2001 to May 31, 2001, in exchange for additional option payments totaling $360,000. On May 31, 2001, we exercised our option by paying $400,000 to BSST. After August 31, 2001, BSST can require us to contribute additional capital of up to $400,000 in any three month period, until the remaining $1,090,000 is paid under the Option Agreement. Should we miss any of these payments, our ownership in BSST would be reduced proportionately. In addition, we have, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year.

     Until we are selling units in the automotive market with an appropriate margin and volume, we expect to incur losses for the foreseeable future. There can be no assurance that profitability can be achieved in the future. The volume production we expect for the Lincoln Navigator SUV, Lincoln Blackwood, Lexus LS 430 and Toyota Celsior as well as the four new platforms will not generate sufficient revenue to meet our operating needs. Sufficient volume will not be reached in the near term, as automotive industry development timing tends to be relatively long. Although we are working with many automobile manufacturers for future introduction of our CCS technology, most of them will not introduce the product until the 2003 model year (2002 calendar year) and beyond, and there is no guarantee that any manufacturer will introduce the Company's products.

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

     Based on our current operating plan, we believe existing cash and working capital are not sufficient to meet our anticipated financial requirements. We believe that current cash balances, together with the funds previously received from the Ferrotec Corporation, will be sufficient to meet our operating needs through the end of August 2001.

                                      (14)

     We will need to raise additional cash from financing sources before we can achieve profitability from our operations. We are currently negotiating a bridge financing while considering pursuit of additional funds through additional debt or equity financing or through strategic corporate partnerships. We also plan, in the next 12 months, to attempt to obtain a line of credit secured by the Company's receivables and to reduce discretionary spending to the extent feasible. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Failure to raise additional capital would have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

                                      (15)

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

                                      (16)

PART II
                               OTHER INFORMATION


                                    ITEM 4

                      SUBMISSION OF MATTERS TO A VOTE OF
                               SECURITY HOLDERS


          The Annual Meeting of Shareholders was held on May 23, 2001. The following summarizes each matter voted upon at the meeting and the number of votes cast for or against and the number of abstentions.


     1. As to the election of directors, the number of votes cast as to each nominee was as follows:

     Elected by the Preferred Stockholders:

         -------------------------------------------------------------------
              Nominee                  For            Against       Abstain
         -------------------------------------------------------------------
          Oscar B. Marx III          5,373,134           -             -
         -------------------------------------------------------------------
          John W. Clark              5,373,134           -             -
         -------------------------------------------------------------------
          Paul Oster                 5,373,134           -             -
         -------------------------------------------------------------------
          James J. Paulsen           5,373,134           -             -
         -------------------------------------------------------------------

     Elected by the Common Stockholders:

         -------------------------------------------------------------------
              Nominee                  For            Against       Abstain
         -------------------------------------------------------------------
          Richard A. Weisbart        815,041             -           400
         -------------------------------------------------------------------
          Lon E. Bell                815,041             -           400
         -------------------------------------------------------------------

     2. As to approval of an amendment to the 1997 Stock Option Plan to give the Company the authority to grant awards in the form of stock bonuses and/or restricted stock to eligible employees under the 1997 Plan (in addition to options which are already authorized under the Plan).

               -------------------------------------------------------
                    For                 Against              Abstain
               -------------------------------------------------------
                 6,157,817              29,858                 900
               -------------------------------------------------------

                                     (17)

ITEM 5.  Other Information
         -----------------

     On May 23, 2001, the Board of Directors appointed Francois J. Castaing to fill a vacancy on the Board. Mr. Castaing was most recently technical advisor to the Chairman of Chrysler Corporation, now DaimlerChrysler. Prior to that, he was Executive Vice President and ran Chrysler International Operations outside of North America. After spending thirteen years with Chrysler, Mr. Castaing retired in 2000. From 1980 to 1987, he was with American Motors where he was Vice President of Engineering and later Group Vice President Product and Quality until Chrysler acquired that company. Mr. Castaing began his career with Renault in France as Technical Director for Renault Motorsport Programs.

     On May 31, 2001, we exercised our option pursuant to an Option Agreement dated September 4, 2000 to acquire a controlling interest in BSST LLC, a Delaware limited liability company. BSST was founded by Dr. Lon E. Bell, the founder and a director of Amerigon, and is engaged in a research and development effort to improve the efficiency of thermoelectric devices. The objective of these efforts is to expand the applications of thermoelectric devices to new applications. Dr. Lon Bell has resigned his position as Chief Technology Officer of Amerigon in order to devote his attention full-time to BSST. The Option Agreement gave us the option to purchase 2,000 Series A preferred units of BSST for $2,000,000, which represented 90 percent ownership in BSST as of May 31, 2001.

     We paid BSST a non-refundable option payment of $150,000 for the option on September 6, 2000. In January 2001, we amended the Option Agreement to extend the termination date of the option from the initial expiration date of January 31, 2001. In exchange for non-refundable option extension payments of $60,000, $80,000, $100,000 and $120,000, made at end of January, February, March and April, respectively, the expiration date was extended to May 31, 2001. The option extension payments were also applied against the $2,000,000. After August 31, 2001, BSST can require us to contribute additional capital of up to $400,000 in any three month period, until the remaining $1,090,000 is paid under the Option Agreement. Should we miss any of these payments, our ownership in BSST would be reduced proportionately. In addition, we have, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year.

     Dr. Bell had previously assigned his intellectual rights to BSST with respect to thermoelectric devices and an unspecified amount of cash, not to exceed $50,000, in return for 100,000 common units, which represented 10 percent ownership of BSST as of May 31, 2001. Dr. Bell serves as the president and chief executive officer of BSST and has entered into a one-year employment contract with BSST effective as of June 1, 2001 with a base rate of $180,000 per year and received an option for 58,824 common units, which vest upon the achievement of certain milestones. Dr. Bell also received certain anti-dilution rights, preemptive rights, and equity step-up rights.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              10.1    BSST Assignment and Subscription Agreement
              10.2    BSST Bell Employment Agreement
              10.3    BSST Option Agreement
              10.4    BSST Revenue Sharing Agreement
              10.5    BSST Operating Agreement
              10.6    BSST First Amendment to Option Agreement
              10.7    BSST Second Amendment to Option Agreement

         (b)  Reports on Form 8-K

              None
         -----------------------------------------------------------------------

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


                                          Amerigon Incorporated
                                          ---------------------
                                          Registrant




Date: August 13, 2001                     /s/ Richard A. Weisbart
                                          -------------------------------------
                                          Richard A. Weisbart
                                          President, Chief Executive Officer
                                          and Chief Financial Officer


                                          /s/ Craig P. Newell
                                          -------------------------------------
                                          Craig P. Newell
                                          Vice President, Finance
                                          (Chief Accounting Officer)

                                     (19)