Form 10-Q
period 2001-09-30
AMERIGON INC
filed 2001-11-14
CIK 903129

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE

               For the quarterly period ended September 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________.

                       Commission File Number: 0 - 21810
                                               ---------


                             AMERIGON INCORPORATED
                             ---------------------
            (Exact name of registrant as specified in its charter)


             California                                  95-4318554
--------------------------------------      ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
     incorporation or organization)


5462 Irwindale Avenue, Irwindale, California                91706
--------------------------------------------  ---------------------------------
  (Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code: (626) 815-7400


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

 At October 31, 2001, the registrant had 4,717,259 shares of Common Stock, no par value, issued and outstanding.

                             AMERIGON INCORPORATED

                               TABLE OF CONTENTS


Part I.    FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements
           Consolidated Balance Sheet                                        3

           Consolidated Statement of Operations                              4

           Consolidated Statement of Cash Flows                              5

           Notes to Unaudited Condensed Consolidated Financial Statements    6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    13

  Item 3.  Quantitative and Qualitative Disclosures About                   17
           Market Risk


Part II    OTHER INFORMATION

  Item 2   Changes in Securities and Use of Proceeds                        18

  Item 6   Exhibits and Reports on Form 8-K                                 18

  Signatures                                                                19

                                      (2)

                             AMERIGON INCORPORATED

                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                                                  September 30,  December 31,
                                                                                       2001          2000
                                                                                  -------------  ------------
                                                                                   (Unaudited)
                                   ASSETS

Current Assets:
    Cash & cash equivalents                                                         $    326      $  2,852
    Restricted cash                                                                      372             -
    Accounts receivable less allowance of $49 at September 30, 2001 and $55
        at December 31, 2000                                                           1,415         1,375
    Inventory                                                                            958         1,478
    Prepaid expenses and other assets                                                    216           487
                                                                                    --------      --------
          Total current assets                                                         3,287         6,192

Property and equipment, net                                                            1,228         1,383
Deferred exclusivity fee                                                                 951         1,170
                                                                                    --------      --------
          Total assets                                                              $  5,466      $  8,745
                                                                                    ========      ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                $    534      $  1,376
    Accrued liabilities                                                                  823         1,446
    Bridge loan payable                                                                  500             -
    Deferred manufacturing agreement - current portion                                   200             -
    Deferred revenue                                                                       -           170
                                                                                    --------      --------
          Total current liabilities                                                    2,057         2,992

Deferred manufacturing agreement - long term portion                                   1,700             -
Long term portion of capital lease                                                         1             5
Minority interest in subsidiary                                                           36             -
                                                                                    --------      --------
          Total liabilities                                                            3,794         2,997
                                                                                    --------      --------
Shareholders' equity:
    Preferred stock:
          Series A - no par value; convertible; 9 shares authorized, 9 issued and outstanding at September 30, 2001 and December 31, 2000;
             liquidation preference of $10,418 at September 30, 2001                   8,267         8,267
    Common stock;
          No par value; 20,000 shares authorized, 4,717 and 4,428 issued
             and outstanding at September 30, 2001 and December 31, 2000              39,192        37,947
    Paid-in capital                                                                   14,773        14,689
    Deferred compensation                                                                (55)           (1)
    Accumulated deficit                                                              (60,505)      (55,154)
                                                                                    --------      --------
          Total shareholders' equity                                                   1,672         5,748
                                                                                    --------      --------
          Total liabilities and shareholders' equity                                $  5,466      $  8,745
                                                                                    ========      ========

   See accompanying notes to the condensed consolidated financial statements

                                      (3)

                             AMERIGON INCORPORATED

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                 Three Months                      Nine Months
                                                              Ended September 30,              Ended September 30,
                                                           2001             2000            2001              2000
                                                        ------------    -------------    ------------    --------------
Product revenues                                          $ 1,506          $ 1,779         $ 4,958           $ 3,677
Cost of sales                                               1,280            1,636           4,185             3,282
                                                          -------          -------         -------           -------
Gross margin                                                  226              143             773               395

Operating costs and expenses:
   Research and development                                   938            1,057           2,742             2,998
   Selling, general and administrative                      1,085            1,573           3,441             4,043
                                                          -------          -------         -------           -------
              Total operating costs and expenses            2,023            2,630           6,183             7,041

Operating loss                                             (1,797)          (2,487)         (5,410)           (6,646)

Interest income                                                 8              111              49               152
Interest expense                                              (16)               -             (16)           (2,607)
Minority interest in net loss of subsidiary                    19                -              26                 -
                                                          -------          -------         -------           -------
Loss before extraordinary item                             (1,786)          (2,376)         (5,351)           (9,101)

Extraordinary gain from early extinguishment of debt            -                -               -               707
                                                          -------          -------         -------           -------
Net loss                                                  $(1,786)         $(2,376)        $(5,351)          $(8,394)
                                                          =======          =======         =======           =======
Net loss available to common shareholders                 $(1,786)         $(2,376)        $(5,351)          $(8,394)
                                                          =======          =======         =======           =======
Basic and diluted net loss per share:
   Loss before extraordinary item                         $ (0.38)         $ (0.54)        $ (1.16)          $ (3.12)
   Extraordinary gain from early extinguishment of
    debt                                                        -                -               -              0.24
                                                          -------          -------         -------           -------
Net loss                                                  $ (0.38)         $ (0.54)        $ (1.16)          $ (2.88)
                                                          =======          =======         =======           =======
Weighted average number of common shares outstanding        4,718            4,428           4,599             2,913
                                                          =======          =======         =======           =======


   See accompanying notes to the condensed consolidated financial statements

                                      (4)

                             AMERIGON INCORPORATED

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                    Nine Months
                                                                                 Ended September 30,
                                                                             ----------------------------
                                                                                2001              2000
                                                                             ------------      ---------
Operating Activities:
      Net loss                                                                $(5,351)          $(8,394)
      Adjustments to reconcile net loss to cash used in
       operating activities:
          Depreciation and amortization                                           432               449
          Extraordinary gain on early extinguishment of debt                        -              (707)
          Deferred revenue                                                       (170)              401
          Non-cash interest                                                         -             2,500
          Non-cash expense                                                         24                 -
          Minority interest in subsidiary                                          36                 -
          Change in operating assets and liabilities:
              Accounts receivable                                                 (34)           (1,112)
              Inventory                                                           520              (671)
              Prepaid expenses and other assets                                   271              (335)
              Accounts payable                                                   (842)              559
              Accrued liabilities                                                (378)              343
                                                                              -------           -------
                     Net cash used in operating activities                     (5,492)           (6,967)
                                                                              -------           -------
Investing Activities:
     Purchase of property and equipment                                          (158)             (308)
     Increase in restricted cash                                                 (372)                -
                                                                              -------           -------
                     Net cash used in investing activities                       (530)             (308)

Financing Activities:
     Proceeds from sale of Common Stock, net                                    1,000             9,767
     Proceeds from exercise of stock options                                        -                54
     Proceeds from deferred manufacturing agreement                             2,000                 -
     Repayment of capital lease                                                    (4)              (15)
     Proceeds from bridge financing                                               500             2,500
     Repayment of bridge financing                                                  -            (1,000)
                                                                              -------           -------
                     Net cash provided by financing activities                  3,496            11,306
                                                                              -------           -------
                     Net (decrease) increase in cash and cash equivalents      (2,526)            4,031
                                                                              -------           -------
                     Cash and cash equivalents at beginning of period           2,852             1,647
                                                                              -------           -------
                     Cash and cash equivalents at end of period               $   326           $ 5,678
                                                                              =======           =======

     See accompanying notes to condensed consolidated financial statements

                                      (5)

                             AMERIGON INCORPORATED

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - The Company

     Amerigon Incorporated (the "Company"), incorporated in California in April 1991, is a developer, marketer and manufacturer of proprietary, high technology electronic components and systems for sale to car and truck original equipment manufacturers ("OEMs"). The Company is currently focusing its efforts on increasing sales and production of its Climate Control Seat(TM) ("CCS(TM)"), which provides both heating and cooling to seat occupants, and the development of the next generation CCS device.

     On May 31, 2001, the Company exercised an option to purchase a 90% interest in BSST LLC. BSST is engaged in a research and development effort to improve the efficiency of thermoelectric devices. Since June 1, 2001, the consolidated financial position and consolidated operating results of the Company have included BSST and are reflected in the condensed consolidated financial statements at September 30, 2001. Intercompany accounts are eliminated in consolidation.

Note 2 - Basis of Presentation and Summary of Certain Accounting Policies

     The accompanying condensed consolidated financial statements as of September 30, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

     Even with the shipments of volume production for the Lincoln Navigator SUV, Lincoln Blackwood, Lexus LS 430 and Toyota Celsior, the revenue generated from these orders will not be sufficient to meet the Company's operating needs. There can be no assurance that profitability can be achieved in the future. The Company has begun preparation for production of its CCS product on

                                      (6)
additional platforms, and is currently spending significant resources for tooling and to set up manufacturing and/or assembly processes. The Company also expects to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development for the next generation CCS product.

     The Company received $500,000 from a bridge loan facility (see Note 4) in September 2001 and an additional $500,000 in October 2001. The Company believes that current cash balances, together with funds received from the bridge loan facility, will be sufficient to meet our operating needs, not including the repayment of the bridge loan, through December 2001. Future financing will be required, and there can be no assurance that additional financing will be available or that it will be available on favorable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     In March 2001, the Company entered into a Manufacturing and Supply Agreement and a Subscription Agreement with Ferrotec Corporation, a Tokyo-based manufacturer (see Note 8). Ferrotec paid to the Company $2,000,000 and $1,000,000 in April 2001 in accordance with the Manufacturing and Supply Agreement and the Subscription Agreement, respectively.

     The Company is obligated, under the BSST Option Agreement (see Note 13), to pay an additional $957,000 in installment payments to BSST by February 28, 2002. Management will need to seek additional sources of permanent equity or long-term financing to fund these payments.

Note 4 - Bridge Loan

     On September 20, 2001, the Company obtained a bridge loan facility from Big Beaver Investments LLC (one of the Company's two holders of preferred stock and representing 28.1% ownership on an as converted basis) for an aggregate principal amount of up to $1,500,000 (the "Bridge Loan"). The Company received an initial advance of $500,000 on September 20, 2001 and received an additional advance of $500,000 in October 2001. The advances accrue interest at 10% per annum, payable at maturity or on the date of any prepayment. The principal and accrued interest of the initial loan are convertible at any time into Common Stock at a conversion price (the "Conversion Price") equal to the lesser of the average closing bid price of the Common Stock during the ten days preceding the date of the bridge loan (the "Market Price") which was $1.789. In the event the Company issues in excess of $1,500,000 of equity securities in an offering at an issuance price that is less than the Market Price, the Conversion Price will be adjusted to the equity issuance price. The loan is due on the earlier of December 1, 2001, or upon the occurrence of a Trigger Event, defined to have occurred when the Company (or its Board of Directors) shall have authorized, recommended, proposed or publicly announced its intention to enter into (or has failed to recommend rejection of) any tender or exchange offer, merger, consolidation, liquidation, dissolution, business combination, recapitalization, acquisition, or disposition of a material amount of the assets or securities or any comparable transaction which has not been consented to in writing by Big Beaver. The loans are collateralized by substantially all of the Company's assets.

                                      (7)

     In connection with the Bridge Loan, the Company issued a warrant for the right to purchase 150,922 shares of the Company's Common Stock (an amount equal to 18% of the principal amount of the advances made divided by the conversion price of $1.789). The conversion price of the warrants is adjustable in the same manner as the loan. The proceeds of the bridge loan were allocated among the bridge loan and the warrant based upon their relative fair values. The allocated value of the warrant of $145,000 results in a discount to the loan.

Note 5 - Inventory

     Details of inventory by category:  (in thousands)

                                   September 30,      December 31,
                                       2001               2000
                                   -------------      ------------
       Raw material                       $  806            $1,118
       Work in process                        53                76
       Finished goods                        267               452
                                   -------------      ------------
            Total inventory                1,126             1,646
       Less inventory reserve               (168)             (168)
                                   -------------      ------------
              Net inventory               $  958            $1,478
                                   =============      ============

Note 6 - Net Loss per Share

     The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Because their effects are anti-dilutive, net loss per share for the nine months ended September 30, 2001 and 2000 does not include the effect of:

                                                            Nine Months
                                                        Ended September 30,
                                                    ----------------------------
                                                       2001              2000
                                                    ----------        ----------
Stock options outstanding for:
     1993 and 1997 Stock Option Plans                  849,127           873,447

Shares of Common Stock
     issuable upon the exercise of warrants          4,212,086         4,018,238

Shares of Common Stock
     issuable upon the exercise of
     an option to purchase Unit Purchase
     Options granted to underwriter                    190,400           190,400

Common Stock issuable upon the
     conversion of Series A Preferred Stock          5,373,134         5,373,134
                                                    ----------        ----------
Total                                               10,624,747        10,455,219
                                                    ==========        ==========

                                      (8)

Note 7 - Research and Development Expense

     The Company consolidates research and development expense with BSST (see
Note 13). The following table details research and development expense by program, in thousands:

                                                   Three Months            Nine Months
                                                Ended September 30,    Ended September 30,
                                                  2001       2000       2001        2000
                                                -------     ------     ------      ------
Research and development expense:
        Amerigon programs                         $ 614     $1,057     $2,001      $2,998
        BSST programs                               324          -        741           -
                                                -------     ------     ------      ------
Total research and development expense            $ 938     $1,057     $2,742      $2,998
                                                =======     ======     ======      ======

Note 8 - Manufacturing and Supply Agreement, and Subscription Agreement

     On March 28, 2001, the Company entered into a Manufacturing and Supply Agreement (the "Agreement") with Ferrotec Corporation ("Ferrotec"), a Tokyo-based manufacturer. The Agreement grants to Ferrotec the exclusive right to manufacture CCS units in certain countries primarily located in the Far East (the "Territory") for ultimate distribution by Amerigon to its customers within the Territory, with the understanding that the parties will enter into good faith negotiations to establish a joint venture for the purpose of purchasing, marketing, selling and distributing the CCS units in the Territory. The Territory includes China, Japan, Taiwan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the Agreement begins April 1, 2001 and expires on April 1, 2011. The $2,000,000 fee paid by Ferrotec to the Company in connection with the Agreement has been recorded as a deferred manufacturing agreement liability on the condensed consolidated financial statements and is being amortized as an offset to cost of sales expense on a straight-line basis over the term of the Agreement at a rate of $200,000 a year. Ferrotec also entered into a Subscription Agreement with the Company, whereby Ferrotec purchased 200,000 shares of unregistered Common Stock at $5 per share. The Subscription Agreement grants Ferrotec demand registration rights beginning one year from the closing of the Subscription Agreement and piggy-back registration rights if the Company proposes to register any securities before then. The Company received the $2,000,000 and $1,000,000 payments under the two agreements in April 2001.

Note 9 - Private Placement

     On June 14, 2000, the Company completed the sale of 2,200,000 restricted shares of its Common Stock in a private placement to selected institutional and accredited investors (the "Private Placement"), resulting in total proceeds of $11,000,000, less issuance costs of $1,300,000. The $11,000,000 excludes a
$1,500,000 advance on a March 2000 bridge loan that was exchanged for 300,000 shares of Common Stock and issued to Westar Capital II LLC ("Westar") and Big Beaver Investments LLC ("Big Beaver"), the owners of Big Star, the lender on the March 2000 bridge loan. As partial compensation for services rendered in the private placement, Roth Capital Partners, Inc., was granted a warrant to purchase up to 188,000 shares of the Company's Common Stock at $5 per share. The value of such warrant of $1,400,000 was determined using the Black-Scholes model and was reflected as non-cash offering expense.

                                      (9)

Note 10 - Segment Reporting

      The Company operated primarily one business segment during the three and nine months ended September 30, 2001 and 2000. The Company's Radar segment, which was discontinued in December 2000, was not significant to the Company's financial results in 2000.

Product revenue information by geographic area, in thousands:

                               Three Months Ended September 30,      Nine Months Ended September 30,
                              ----------------------------------   ---------------------------------
                                  2001                  2000            2001                2000
                              -------------         ------------   --------------      -------------
              Domestic        $         806         $      1,052   $        2,053      $       2,934
                  Asia                  700                  727            2,905                743
                              -------------         ------------   --------------      -------------
Total Product Revenues        $       1,506         $      1,779   $        4,958      $       3,677
                              =============         ============   ==============      =============

Product revenue information by customer, as a percent of total product revenues:

                             Three Months Ended September 30,      Nine Months Ended September 30,
                            ----------------------------------   ---------------------------------
                                2001                  2000            2001                2000
                            -------------         ------------   --------------      -------------
     Domestic customer            53%                  58%            39%                  78%
        Asian customer            46%                  41%            59%                  21%
                 Other             1%                   1%             2%                   1%
                            -------------         ------------   --------------      -------------
Total Product Revenues           100%                 100%           100%                 100%
                            =============         ============   ==============      =============

Note 11 - Accrued Liabilities

Details of accrued liabilities, in thousands:

                                        September 30,      December 31,
                                            2001               2000
                                       ---------------    --------------
Accrued salaries                        $          431     $        710
Accrued vacation                                   121              209
Other accrued liabilities                          271              527
                                        --------------     ------------
Total accrued liabilities               $          823     $      1,446
                                        ==============     ============

                                     (10)

Note 12 - Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is prohibited. The Company has evaluated this standard and believes that adoption will not have an impact on its condensed consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective for fiscal years beginning after December 15, 2001. The Company has evaluated this standard and believes that adoption will not have an impact on its condensed consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and will be effective for fiscal years beginning after June 15, 2002. The Company has evaluated this standard and believes that adoption will not have an impact on its condensed consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, broaden the presentation of discontinued operations to include more disposal transactions and will be effective for fiscal years beginning after December 15, 2001. The Company has evaluated this standard and believes that adoption will not have an impact on its condensed consolidated financial statements.


Note 13 - Investment in BSST / Restricted Cash

     Dr. Lon Bell, the founder of Amerigon, established BSST as a Delaware limited liability company in August 2000. BSST is engaged in a research and development effort to improve the efficiency of thermoelectric devices. The objective of these efforts is to expand the applications of thermoelectric devices to automotive and non-automotive applications that could include, for example, temperature control and power generation.

     In September 2000, the Company entered into an option agreement with BSST to purchase 2,000 Series A Preferred Shares, which represents a 90% interest in BSST, for $2,000,000. At September 30, 2001, the Company has paid to BSST $1,043,000 and is required to pay an additional $957,000 in installments of no more than $133,000 in any month beginning September 2001. No accrual has been recorded for this commitment. This acquisition was accounted for by the purchase method of accounting. The Preferred Shares give the Company a 90% voting interest and a 90% interest in the results of operations of BSST. At the time of the exercise of its option, the Company recorded a charge to research and development costs of $357,000 representing the excess of its investment to date in BSST over the proportional underlying net assets of BSST.

                                      (11)

     The condensed consolidated financial statements at September 30, 2001 reflect the consolidated financial position and consolidated operating results of the Company and, since June 1, 2001, BSST. Intercompany accounts have been eliminated in consolidation. The 10% of BSST not owned by the Company is reflected as minority interest. Had the acquisition of BSST occurred as of January 1, 2001, the pro forma consolidated net loss for the nine months ended September 30, 2001 would not have been significantly different.

     Restricted cash represents cash that is available exclusively to BSST.


Note 14 - Subsequent Event

     On October 25, 2001, the Company announced that its Board of Directors appointed Oscar B. (Bud) Marx, 62, as the Chief Executive Officer of Amerigon replacing Richard A. Weisbart, 55, who resigned to take a position with another company.

     Mr. Marx is currently Chairman of Amerigon and President of TMW
Enterprises (a major shareholder of Amerigon). Prior to joining TMW Enterprises, Marx retired from Ford Motor Company in 1994 as Vice President of the component manufacturing group, now known as Visteon, following a 32-year career with Ford.

                                      (12)

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

     We are now operating as a supplier to the automotive industry. Inherent in this market are costs and expenses well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to automotive OEMs requiring the coordination and testing of proposed new components and sub-systems. Revenues from these expenditures may not be realized for two to three years as the OEMs tend to group new components and enhancements into annual, or every two-to-three year, vehicle model introductions. In addition, we believe that in light of the current economic conditions, lower industry volumes and other factors, that new vehicle production volumes for automotive OEMs in 2001 will be lower than levels in 2000. Reduced demand for new vehicles could have a negative impact on our financial results for our 2001 fiscal year.


Results of Operations

Third Quarter 2001 Compared with Third Quarter 2000
---------------------------------------------------

     Revenues. Revenues for the three months ended September 30, 2001 (the "Third Quarter 2001") were $1,506,000 on approximately 23,000 units compared with revenues of $1,779,000 on approximately 26,000 units for the three months ended September 30, 2000 (the "Third Quarter 2000"). This decrease of $273,000, or 16%, is due to lower sales to Johnson Controls Incorporated ("JCI") for the Lincoln Navigator from $1,019,000 in Third Quarter 2000 to $801,000 in Third Quarter 2001 and NHK Spring Company LTD ("NHK") for the Lexus LS 430 and Toyota Celsior, from $726,000 in Third Quarter 2000 to $699,000 in Third Quarter 2001. The lower sales to JCI and NHK are due to softening sales of luxury vehicles, a slowdown in the economy in general, and in the automobile industry in particular.

     Cost of Sales. Cost of sales decreased to $1,280,000 in Third Quarter 2001 from $1,636,000 in Third Quarter 2000. This decrease of $356,000, or 22%, is due to the lower sales volume of CCS units in Third Quarter 2001. Gross margin as a percentage of revenues increased to 15.01% in Third Quarter 2001 compared to 8.04% for Third Quarter 2000, as a result of a reduction in fixed costs. In addition, the amortization of the Manufacturing and Supply Agreement of $50,000 per quarter offsets cost of sales expense in Third Quarter 2001 versus nil in Third Quarter 2000. We anticipate that the cost of sales will decrease as a percentage of revenue if our sales volume increases. Cost of sales includes tooling costs and related reimbursements. Net tooling costs of $12,000 and $11,000 were recorded for Third Quarter 2001 and Third Quarter 2000, respectively.

                                      (13)

     Research and Development Expenses. Research and development expenses decreased to $938,000 in Third Quarter 2001 from $1,057,000 in Third Quarter 2000. This $119,000, or 11%, decrease was due primarily to the completion of development on our first generation CCS device (the device used in our CCS production units). The lower cost was partially offset by increasing development costs relating to the next generation CCS device and BSST's research and development. BSST research and development costs were $324,000 for Third Quarter 2001.

     We group development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in cost of sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,085,000 in Third Quarter 2001 compared to $1,573,000 in Third Quarter 2000. This $488,000, or 31%, decrease was due to a compensation related expense of $336,000 for bonuses accrued in Third Quarter of 2000, compared to no additional bonus accrual in Third Quarter 2001, along with lower travel expense and professional fees, partially offset by an increase in costs for our office in Europe.

Nine Months Ended September 30, 2001 Compared with the Nine Months Ended September 30, 2000

     Revenues. Revenues for the nine months ended September 30, 2001 ("2001") were $4,958,000 compared with revenues of $3,677,000 for the nine months ended September 30, 2000 ("2000"). This increase of $1,281,000, or 35%, is due to the increase in customer platforms in 2001. We had three primary customers during 2001, JCI, NHK and Lear Corporation, that provided CCS with four platforms, the Lincoln Navigator, Lincoln Blackwood, Lexus LS 430 and Toyota Celsior, compared with two customers, JCI and NHK, and two platforms, the Lincoln Navigator and Lexus LS 430, in 2000. The additional customer and platforms resulted in higher sales volume in 2001 as the number of CCS units shipped increased 43% to 76,000 in 2001, from 53,000 in 2000.

     Cost of Sales. Cost of sales increased to $4,185,000 in 2001 from $3,282,000 in 2000. This increase of $903,000, or 28%, is due to the higher sales volume of CCS units in 2001. Gross margin as a percentage of revenues increased to 15.59% compared to 10.74% for 2000 due to higher tooling reimbursements and fixed costs being spread over the higher production volume in 2001. We anticipate that the cost of sales will decrease as a percentage of revenue if our sales volume increases. Cost of sales includes tooling costs and related reimbursements. Net reimbursements of $138,000 and $1,000 were recorded for 2001 and 2000, respectively.

     Research and Development Expenses. Research and development expenses decreased to $2,742,000 in 2001 from $2,998,000 in 2000. This $256,000, or 9%, decrease was due primarily to the discontinued investment in our AmeriGuard product. We also experienced lower costs relating to the completion of our first generation CCS device. The cost reductions were partially offset by increasing development costs relating to the next generation CCS device and BSST's research and development. When we purchased our interest in BSST in May 2001, we recorded an initial expense of $357,000 to research and development. Since the purchase of BSST an additional $384,000 of research and development expense has been recorded bringing the total research and development expense for BSST $741,000 for 2001.

                                      (14)

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $3,441,000 in 2001 compared to $4,043,000 in 2000. This $602,000, or 15%, decrease was due primarily to lower professional fees in 2001, partially offset by costs associated with the opening of our European office. We also recorded $219,000 in amortization for the warrants granted to Ford Motor Company relating to the Value Participation Agreement in 2001, compared to $130,000 in 2000. These higher costs were offset by a decrease in compensation related expense of $751,000 for bonuses accrued in 2000, compared to no additional bonus accrual in 2001.


Liquidity and Capital Resources

     As of September 30, 2001, we had net working capital of $1,230,000. We also had cash and cash equivalents of $326,000 at September 30, 2001. Our principal sources of operating capital have been the proceeds of our various financing transactions and CCS product revenues.

     As of September 30, 2001, our cash and cash equivalents decreased by $2,526,000 in 2001 from $2,852,000 at December 31, 2000. Cash used in operating activities amounted to $5,492,000, which was mainly attributable to the net loss of $5,351,000. Cash used in investing activities amounted to $530,000, which is mainly attributable to the purchase of equipment of $158,000 and the increase in restricted cash of $372,000 held by BSST. Financing activities provided $3,496,000. This is due to Ferrotec payments of $3,000,000 and a 2001 Bridge Loan installment of $500,000 slightly offset by $4,000 in capital lease payments.

     In April 2001, Ferrotec Corporation, a Tokyo-based manufacturer, paid us $2,000,000 in connection with a ten year manufacturing and supply agreement for the exclusive right to manufacture CCS units in China, Japan, Taiwan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines, for ultimate distribution by us to our customers within those countries. Concurrently, Ferrotec paid an additional $1,000,000 for 200,000 unregistered shares of our common stock.

     In May 2001, we announced that the CCS system was selected to be included in four additional automotive platforms, which we are expecting to introduce over the next 12 months. These additional platforms will bring to eight the total number of automotive platforms where the CCS system has been selected to be included as either an optional or standard feature. For confidentiality reasons, however, we are not permitted to identify the four additional automotive platforms and the automotive and seat manufacturers at this time.

     BSST LLC was established in August 2000 by Dr. Lon E. Bell, the founder of Amerigon. BSST is engaged in a research and development effort to improve the efficiency of thermoelectric devices. In September 2000, we entered into an option agreement with BSST to purchase a 90% interest in BSST for an aggregate of $2,000,000. We paid $150,000 to BSST for the option rights at that time. The original option agreement was amended to extend the termination date from January 31, 2001 to May 31, 2001, in exchange for additional option payments totaling $360,000. On May 31, 2001, we exercised our option by paying $400,000 to BSST. As of September 30, 2001, the Company has paid to BSST $1,043,000 and is required to pay an additional $957,000 in installments of no more than $133,333 in any month pursuant to the option agreement. Should we miss any of these payments, our ownership in BSST would be reduced proportionately. In addition, we have, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year.

                                      (15)

     Until we are selling units in the automotive market with an appropriate volume and margin, we expect to incur losses for the foreseeable future. There can be no assurance that profitability can be achieved in the future. The production volume we expect for the Lincoln Navigator SUV, Lincoln Blackwood, Lexus LS 430 and Toyota Celsior as well as the four new platforms will not generate sufficient revenue to meet our operating needs. Sufficient volume will not be reached in the near term, as automotive industry development timing tends to be relatively long. Although we are working with many automobile manufacturers for future introduction of our CCS technology, most of them will not introduce the product until the 2003 model year (2002 calendar year) and beyond, and there is no guarantee that any manufacturer will introduce our products.

     Larger orders for CCS products will require significant expenses for tooling and to set up manufacturing and/or assembly processes. We also expect to require significant capital to fund other near-term production engineering and manufacturing, as well as research and development and marketing of these products. We do not intend to pursue any more significant grants or development contracts to fund operations and therefore are highly dependent on achieving additional financing.

     On September 20, 2001, we obtained a $1.5 million bridge loan facility from Big Beaver Investments LLC, one of our principal shareholders, and received an initial advance of $500,000. In October 2001, we obtained $500,000 in additional advances from the facility. Subject to certain conditions precedent, we can obtain further advances of up to $500,000. The bridge loan is secured by substantially all personal property of the Company.

     Based on our current operating plan, we believe existing cash and working capital are not sufficient to meet our anticipated financial requirements. We believe that current cash balances, together with funds received from the bridge loan facility, will be sufficient to meet our operating needs, not including the repayment of the bridge loan, through December 2001. The bridge loan matures on December 1, 2001 and we are currently working with the lender to extend the due date to January 31, 2002. Unless that bridge loan due date is extended, we will need to obtain financing from other sources on or before that date.

     We will need to raise additional cash from financing sources before we can achieve profitability from our operations. We are currently pursuing additional funding through debt or equity financing or through strategic corporate partnerships. We also plan, in the next twelve months, to attempt to obtain a line of credit secured by our receivables and to reduce discretionary spending. THERE CAN BE NO ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL. FAILURE TO RAISE ADDITIONAL CAPITAL WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN AND TO ACHIEVE OUR INTENDED BUSINESS OBJECTIVES.


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

                                      (16)

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

                                      (17)

PART II
                               OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

     On September 20, 2001, the Company issued a warrant to purchase up to 150,922 shares of Common Stock of the Company to Big Beaver Investments LLC ("Big Beaver") in connection with the Company entering into a secured bridge loan with Big Beaver for up to $1,500,000. The warrant expires in five years and allows Big Beaver to purchase Common Stock of the Company at $1.789 per share. The exercise price and the number of shares exercisable under the warrant are subject to adjustment. The warrant was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

             4.1  Bridge Loan Warrant dated September 20, 2001 (1)
            10.1 Credit Agreement dated September 20, 2001 between the Company and Big Beaver LLC (1)
            10.2 Security Agreement dated September 20, 2001 between the Company and Big Beaver LLC (1)
            10.3 Patent and Trademark Security Agreement dated September 20, 2001 between the Company and Big Beaver LLC (1)
            10.4  BSST Third Amendment to Option Agreement (1)

                 (1) Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date September 20, 2001, and incorporated herein by reference.

        (b) Reports on Form 8-K

            On September 25, 2001, the Company filed a Current Report on Form 8-K (event date September 20, 2001) to report under Items 5 and 7. On September 28, 2001, the Company amended such Current Report on Form 8-K/A.

        ------------------------------------------------------------------------

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


                                     Amerigon Incorporated
                                     ---------------------
                                     Registrant




Date: November 13, 2001              /s/ Oscar B. Marx
                                     -----------------
                                     Oscar B. Marx
                                     Chief Executive Officer



                                     /s/ Sandra L. Grouf
                                     -------------------
                                     Sandra L. Grouf
                                     Chief Financial Officer
                                     (Chief Accounting Officer)

                                      (19)