Form 10-K
period 2001-12-31
AMERIGON INC
filed 2002-03-25
CIK 903129

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

                  For the fiscal year ended December 31, 2001

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

                          Common Stock, no par value
-------------------------------------------------------------------------------
                               (Title of Class)
-------------------------------------------------------------------------------

                               Class A Warrants
-------------------------------------------------------------------------------
                               (Title of Class)
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of March 7, 2002, was $16,959,480. (For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant). As of March 7, 2002, the registrant had 10,771,230 of its shares of its common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into
Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Part I

Item 1: Business..........................................................   1
Item 2: Properties........................................................  13
Item 3: Legal Proceedings.................................................  13
Item 4: Submission of Matters to a Vote of Security Holders...............  13

Part II

Item 5: Market for the Registrant's Common Stock and Related Stockholder
 Matters..................................................................  14
Item 6: Selected Financial Data...........................................  14
Item 7: Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  15
Item 7A: Quantitative and Qualitative Disclosures About Market Risk.......  20
Item 8: Financial Statements and Supplementary Data.......................  20
Item 9: Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................  20

Part III

Item 10: Directors and Executive Officers of the Registrant...............  21
Item 11: Executive Compensation...........................................  21
Item 12: Security Ownership of Certain Beneficial Owners and Management...  21
Item 13: Certain Relationships and Related Transactions...................  21

Part IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-
 K........................................................................  22

                             AMERIGON INCORPORATED

ITEM 1. BUSINESS

General

  We design, develop, market and manufacture proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers. In 2001, we completed our second full year of producing and selling our Climate Control Seat(TM) ("CCS(TM)") product, which provides year-round comfort by providing both heating and cooling to seat occupants. Since we started commercial production, we have shipped more than 200,000 units of our CCS product through 2001 to three customers, Johnson Controls, Inc., Lear Corporation and NHK Spring Company, Ltd. Johnson Controls supplies the Lincoln Mercury division of Ford Motor Company with our CCS product for installation in the Lincoln Navigator sports utility vehicles, while NHK supplies our CCS product to Toyota Motor Corporation for use in the Lexus LS 430 and Toyota Celsior luxury automobiles. We began shipments to Lear in November 2001 for the Lincoln Blackwood luxury utility vehicle, where our CCS product is a standard feature (100% installation) for the first time.

  We were incorporated in California in 1991 and originally focused our efforts on developing electric vehicles and high technology automotive systems. Because the electric vehicle market did not develop as rapidly as anticipated, we are now focusing our efforts on our CCS product, our only commercial product at the present time.

Business Strategy

  Our strategy is to build upon our existing relationships with automobile manufacturers and their suppliers and to become the leading provider of climate-controlled seating to the automotive marketplace. Our strategy includes the following key elements:

  . Continuing to encourage automobile manufacturers to specify that their seat suppliers install our CCS product

  . Working with first tier seat suppliers to offer our product to their customers

  . Completing development of the next generation of the CCS technology

  . Increasing global penetration with automotive companies

  . Continuing to expand our intellectual property

Products

Climate Control Seat

  Our CCS product utilizes exclusive licensed and patented technology, as well as three of our own patents, on a variable temperature seat climate control system to enhance the comfort of vehicle passengers. We have an additional patent pending for further improvements we have made to the CCS technology. Our CCS product uses one or more solid-state thermoelectric devices, which generate heating or cooling depending upon the polarity of the current applied to the device.

  A thermoelectric device is the heart of a compact heat pump built by us for use in our CCS product. Air is forced through the heat pump and thermally conditioned in response to switch input from the seat occupant. The conditioned air circulates by a specially designed fan through ducts in the seat cushion and seat back, so that the surface can be heated or cooled. Each seat has individual electronic controls to adjust the level of heating or cooling. Our CCS product substantially improves comfort from conventional air conditioners by focusing the cooling directly on the passenger through the seat, rather than waiting until ambient air cools the seat surface behind the passenger.

  Our CCS product has reached the stage where it can be mass-produced for a particular automobile manufacturer. Since each vehicle model's seats are not the same, we must tailor the CCS components to meet each seat design. In the past three years, we have supplied prototype seats containing our CCS product to virtually every major automobile manufacturer and seat supplier. If a manufacturer wishes to integrate our CCS product into a seat, it provides us with automotive seats to be modified so that we can install a unit in a prototype. The seat is then returned to the manufacturer for evaluation and testing. If the manufacturer accepts our CCS product, a program can then be launched for a particular model on a production basis, but it normally takes one to two years from the time a manufacturer decides to include our CCS product in a vehicle model to actual volume production for that vehicle. During this process, we derive minimal funding from prototype sales but generally obtain no significant revenue until mass production begins. We have active development programs on over twenty vehicle platforms, although we cannot be certain that our CCS product will be implemented on all of these vehicles.

  In March 2000, we entered into an agreement with Ford Motor Company, which gives us the exclusive right to supply our CCS product to Ford's first tier suppliers for installation in Ford, Lincoln and Mercury branded vehicles produced and sold in North America (other than Ford-branded vehicles produced by AutoAlliance International, Inc.) through December 31, 2004. Ford is not obligated to purchase any CCS units, however, under the agreement.

  We currently supply our CCS product to the following automobile manufacturers and seat suppliers:

                                                               Number
                                                                 of
                                                               Units
                                                                Sold
                                                                 in    Program
Vehicle                                        Seat Supplier    2001   Started
-------                                       ---------------- ------ ---------
Lexus LS 430/ Toyota Celsior luxury sedan.... NHK              56,160 June 2001
Lincoln Navigator sports utility vehicle..... Johnson Controls 41,292  Nov 1999
Lincoln Blackwood luxury utility vehicle..... Lear              1,695  Nov 2001

  In January 2002, we announced that our CCS product would be available as an option in the newly-designed 2003 model year Ford Expedition sport utility vehicle. We expect to commence product shipments to Lear for installation in the 2003 Ford Expedition in March 2002, which will be available at dealer showrooms in early summer 2002. We are working with many other automotive manufacturers and their seat suppliers to have our CCS product included in other models commencing with the 2003 model year and beyond.

Discontinued Products

  We were founded in 1991 to focus on advanced automotive technologies, including electric vehicles. We suspended funding the electric vehicle program in August 1998. During 2000, we had another product under development, the AmeriGuard(TM) radar-based speed and distance sensor system, designed to alert drivers to the presence of objects near the vehicle. We decided to cease funding the development of AmeriGuard in December 2000 to focus our resources on marketing of the CCS product and developing the next generation CCS device.

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

  We continue to do additional research and development to advance the design of the CCS product with the goal of making the unit less complex, easier to package and less expensive to manufacture and install. There can be no assurance that this development program will result in improved products. A broad patent has been approved, but not yet been issued, for the next-generation of our CCS product.

  Research and development expenses for our CCS technology include not only development of next generation technologies but also application engineering (meaning engineering to adapt CCS components to meet the design criteria of a particular vehicle's seat and electrical system). Vehicle seats are not the same and each has different configuration requirements. Any related reimbursements for the costs incurred in this adaptation process are accounted for as a credit to research and development expense.

  In May 2001, we formalized our research and development subsidiary, BSST LLC, to develop much more efficient thermoelectric devices and products using the improved technology. The limitation on applications for thermoelectrics has been their relatively poor efficiency. We believe that, through a combination of proprietary methods for improving thermoelectric efficiency and improved thermoelectric materials, there are substantial prospects for the design and development of innovative thermoelectric systems in applications outside of our present product line.

  We are constructing test systems to demonstrate performance and to develop a comprehensive knowledge of the technology as applied to various potential market sectors beyond the automotive industry, such as temperature control and power generation. Ultimately we believe the potential exists for solid state (thermoelectric) air conditioners to be developed that replace traditional systems, which use compressors, R134a and other gases. Our objective is that our unique technology will occupy an important place in this value chain.

  The net amounts spent for research and development activities in 2001, 2000 and 1999 were $3,836,000, $4,099,000 and $3,721,000, respectively. Also included in research and development are expenses associated with BSST of $991,000 for 2001, and nil for 2000 and 1999, respectively. Because of changing levels of research and development activity, our research and development expenses fluctuate from period to period.

Marketing, Customers and Sales

  We are a second-tier supplier to automobile and truck manufacturers. As such, we focus our marketing efforts on automobile and truck manufacturers and their first-tier suppliers. We have not and do not expect to market directly to consumers. For our CCS product, our strategy has been to convince the major automobile companies that our CCS product is an attractive feature that will meet with consumer acceptance and has favorable economics, including high profitability to the manufacturers. The manufacturers will then direct us to work with their seat supplier to incorporate our CCS product into future seat designs. We also market directly to the major domestic and foreign automotive seat suppliers. The CCS products we sell are affected by the levels of new vehicle sales and the general business conditions in the automotive industry.

  For our most recent fiscal year, our revenues to NHK, Johnson Controls, and Lear were $3,578,000, $2,740,000, and $118,000, representing 55.5%, 42.5%, and
1.8% of total revenues, respectively.

  Initial customer response to our CCS product has been positive. During 2000, we engaged an independent polling firm to poll a sample of Lincoln Navigator owners, some with our CCS product and some without. Results showed that customer satisfaction with our CCS product was high and that most owners with CCS product would purchase it as an option in the future.

  Replacing the traditional seat heater, our CCS product is currently offered as an optional feature on the Lincoln Navigator, Lexus LS 430, and Toyota Celsior and as a standard feature on the Lincoln Blackwood. In January 2002, our CCS product was selected for installation in the 2003 Ford Expedition. Approximately 29,500 Lincoln Navigators and 180,000 Ford Expeditions were produced in the 2001 calendar year.

Outsourcing, Contractors and Suppliers

  We currently have limited manufacturing capacity for CCS products. To date, we have been engaged in manufacturing in California for two years, producing moderate quantities. We are outsourcing production to lower-cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment.

  We rely on various vendors and suppliers for the components of our products. We expect that we will procure these components through purchase orders with no guaranteed supply arrangements. While we believe that there are a number of alternative sources for most of these components, certain components, including thermoelectric devices, are only available from a limited number of suppliers. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business and operations.

  In March 2001, we entered into a manufacturing and supply agreement with Ferrotec Corporation, a Tokyo-based manufacturer. In exchange for a $2.0 million fee, we granted Ferrotec the exclusive right to manufacture CCS products for ultimate distribution to our customers within certain Asian countries subject to Ferrotec's obligation to be competitive in all important supplier attributes. The region includes China, Japan, Taiwan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the agreement began April 1, 2001 and expires on April 1, 2011. The $2.0 million fee is being amortized on a straight-line basis over the term of the agreement and is recorded as an offset to cost of sales.

Proprietary Rights and Patents

  We have adopted a policy of seeking to obtain, where practical, the exclusive rights to use technology related to our products through patents or licenses for proprietary technologies or processes. We have historically acquired developed technologies through licenses and joint development contracts in order to optimize our expenditure of capital and time, and sought to adapt and commercialize such technologies in automotive products, which were suitable for mass production. We also developed technologies or furthered the development of acquired technologies through internal research and development efforts by our engineers.

  We currently have one license arrangement for our CCS product. Feher Design, Inc. has granted to us an exclusive worldwide license to use specific CCS technologies covered by three patents held by Feher. The license with respect to technology subject to a Feher patent expires upon the expiration of the Feher patent covering the relevant technology. The first of these three patents expires on November 17, 2008. In addition to the aforementioned license rights to the CCS technology, we hold three issued patents on a variable temperature seat climate control system. In addition, we jointly own seven patents and/or patent applications with Honda Motor Co. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992 with respect to technology similar to the CCS technology. However, to date, this application remains subject to examination, and therefore, no patent has been issued to the party filing such application. If such patent were to issue and be upheld, it could have a material adverse effect upon our intellectual property position in Japan.

  The enactment of the legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of 17 years from the date of grant. The new term of a U.S. patent will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of an automotive technology patent application is often more than three years, a 20-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact our patent position. If this change results in a shorter period of patent coverage, our business could be adversely affected to the extent that the duration and/or level of the royalties we may be entitled to receive from a collaborative partner, if any, is based on the existence of a valid patent.

Competition

  The automotive components and systems business is highly competitive. We may experience competition directly from automobile manufacturers or other major suppliers, most of which have the capability to manufacture competing products. Many of our existing and potential competitors have considerably greater financial and other resources than we do, including, but not limited to, an established customer base, greater research and development capability, established manufacturing capability and greater marketing and sales resources. We also compete indirectly with related products that do not offer equivalent features to our products, but can substitute for our products, such as heated and ventilated seats. We believe that our products will compete on the basis of performance , quality, and price.

  We are not aware of any competitors that are presently offering systems for both active heating and cooling of automotive car seats, although substantial competition exists for the supply of heated-only seats and several companies are offering a product that circulates ambient air through a seat without active cooling. In addition, Mercedes Benz and Saab offer options on certain new models that combine heated seats with circulation of ambient air. It is possible that competitors will be able to expand or modify their current products by adding a cooling function to their seats based upon a technology not covered by patented technology we own or license. Our CCS product competes indirectly with alternative methods of providing passenger climate control in a vehicle such as heating and air conditioning systems, which are currently available for almost all vehicles.

Financial Information About Industry Segments and Geographic Areas

  Our business segment and geographic areas information is incorporated herein by reference from Note 17 of our financial statements and related financial information indexed on page F-1 of this report and incorporated by reference into this report.

Employees

  As of December 31, 2001, we had 62 employees and three outside contractors. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

Risk Factors

  This Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this section, "Item 1 Business," "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations," and in other places in this Report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could cause such results to differ materially from those described in the forward-looking statements include those set forth below.

Risks Relating to our Business

We are only in the early stage of commercialization and marketing of our products and our sales may not significantly increase

  Although we began operations in 1991, we have only engaged in the commercial manufacturing and marketing of our products since 1999. In December 1997, we received our first production orders for our CCS product, but shipments of production units in 1998 were very small. We had product revenues of $6,447,000 in 2001, $6,886,000 in 2000 and $336,000 in 1999. In 1998, we were selected by Ford to supply our CCS product to Johnson Controls for installation in the 2000 model year Lincoln Navigator and our CCS product was selected by the Toyota Motor Corporation to supply NHK for installation in the 2001 model year Lexus LS 430 and Toyota Celsior luxury automobiles. Our CCS product is currently being offered as an optional feature on these vehicles. There can be no assurance that sales will significantly increase or that we will become profitable.

We have incurred substantial operating losses since our inception and we are continuing to incur losses

  We have incurred substantial operating losses since our inception. We had operating losses of $7,387,000 in 2001, $9,575,000 in 2000 and $7,644,000 in
1999. As of December 31, 2001, we had accumulated deficits since inception of $62,845,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract.

  Thus, approximately $33.0 million of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2001. We have been in production of the CCS product for approximately 26 months and have fixed operating costs that can only be absorbed by higher volumes. Our breakeven point is considerably above our current production levels. As a result, we expect to incur significant losses in the near term, although we expect to generate operating profit in the fourth quarter of 2002. We will not be able to achieve a quarterly operating profit by year-end unless we are successful in significantly increasing our CCS product revenues by year-end.

  We have suffered net losses of $7,691,000, $11,274,000 and $7,575,000 and we have used cash in operating activities of $6,677,000, $9,370,000 and $7,491,000 in 2001, 2000 and 1999, respectively.

  We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At December 31, 2001, we had cash and cash equivalents of $456,000 and working capital deficit of $839,000. Based on our current operating plan, we believe cash at December 31, 2001 along with the net proceeds from our February 2002 private placement will be sufficient to meet our operating needs through the end of 2002.

  The completion of our February 2002 private placement may have resulted in an "ownership change" of the Company under Section 382 of the Internal Revenue Code. As a result, the amount of our future annual income that may be offset by our prior net losses may be limited. This limit may be equal to our equity value on the change date multiplied by a "long term tax-exempt rate" which was 5.01% as of the change date.

Our ability to market our products successfully depends on acceptance of our product by automotive manufacturers and consumers

  We have engaged in a lengthy development process on our CCS product which involved developing a prototype for proof of concept and then adapting the basic system to actual seats provided by various automotive manufacturers and their seat suppliers. In the past three years, we have supplied prototype seats containing our CCS product to virtually every major automobile manufacturer and seat supplier. As a result of this process, we have been selected by a number of automotive manufacturers to supply a number of current vehicles.

  Our ability to market our CCS product successfully depends upon the willingness of automobile manufacturers to incur the substantial expense involved in the purchase and installation of our products and systems, and, ultimately, upon the acceptance of our product by consumers. Automobile manufacturers may be reluctant to purchase key components from a small, development stage company with limited financial and other resources. Our success depends upon the acceptance of our CCS product by automotive manufacturers, and ultimately, the automobile consumer. No assurances can be made that either automotive manufacturers or consumers will accept our CCS product.

  We commenced initial production shipments to Johnson Controls for Ford in late November 1999. We are working with many other automotive manufacturers and their seat suppliers in an effort to have the CCS product included in other models commencing with the 2003 model year and beyond. We currently have active development programs on over twenty vehicle platforms, but no assurance can be given that our CCS product will be implemented in all of these vehicles. While we have the only actively-cooled seat available, competitors are introducing ventilated seats, which provide some of the cooled-seat attributes and are very price competitive with our CCS product. Additionally, heat only devices are readily available from our competitors.

We may need additional financing in the future

  We have experienced negative cash flow from operations since our inception and have expended, and expect to continue to expend, substantial funds to continue our development and marketing efforts. We have not generated and do not expect to generate in the near future sufficient revenues from the sales of our principal products to cover our operating expenses. We had negative cash flows from operations of $6,677,000 in 2001, $9,370,000 in 2000 and $7,491,000 in 1999.

  On February 25, 2002, we completed the sale of 4,333,368 shares of common stock and warrants to purchase 2,166,684 shares of common stock in a private placement to selected institutional and accredited investors, resulting in gross proceeds of $6,500,052. The $6,500,052 excludes $2,580,903 representing the principal amount of a bridge loan and accrued interest on that loan, which was exchanged by the holder for 1,720,602 shares of common stock and warrants to purchase 860,301 shares of common stock. The warrants issued in the private placement have an exercise price of $2.00 per share and expire on February 25, 2007.

  Based on our current plans, we believe that the net funds raised with the February 2002 private placement will be sufficient to meet our operating needs until at least the end of 2002. The actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control, and lower than anticipated sales of our products or higher than anticipated expenses could require us to need additional financing sooner.

The disruption or loss of relationships with vendors and suppliers for the components for our products could materially adversely affect our business

  Our ability to market and manufacture our products successfully is dependent on relationships with both third party vendors and suppliers. We rely on various vendors and suppliers for the components of our products and procure these components through purchase orders, with no guaranteed supply arrangements. Certain components, including thermoelectric devices, are only available from a limited number of suppliers. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows. Our business and operations could also be materially adversely affected by delays in deliveries from suppliers.

The planned outsourcing of production entails risks of production interruption and unexpected costs

  To date, we have been engaged in manufacturing in California for two years, producing moderate quantities. We are outsourcing production to lower-cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. The shift of production for North America to a supplier plant in Chihuahua, Mexico in the first quarter of 2002 entails risk of production interruption and unexpected costs. Similar risks exist for planned production shifts to China for Asian production later in 2002.

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

We are not sure we will be able to persuade potential customers of the merits of our products and justify their costs to increase our sales

  Because of the sophisticated nature and early stage of development of our products, we will be required to educate potential customers and demonstrate that the merits of our products justify the costs associated with such products. We have relied on, and will continue to rely on, automobile manufacturers and their dealer networks to market our products. The success of any such relationship will depend in part on the other party's own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and/or marketed by any such party. There can be no assurance that we will be able to continue to market our products properly so as to generate meaningful product sales increases.

The sales cycle for our products is lengthy and the lengthy cycle impedes growth in our sales

  The sales cycle in the automotive components industry is lengthy and can be as long as five years or more for products that must be designed into a vehicle, because some companies take that long to design and develop a vehicle. Even when selling parts that are neither safety-critical nor highly integrated into the vehicle, there are still many stages that an automotive supply company must go through before achieving commercial sales. The sales cycle is lengthy because an automobile manufacturer must develop a high degree of assurance that the products it buys will meet customer needs, interface as easily as possible with the other parts of a vehicle and with the automobile manufacturer's production and assembly process, and have minimal warranty, safety and service problems. As a result, from the time that a manufacturer develops a strong interest in our CCS product, it normally will take several years before our CCS product is available to consumers in that manufacturer's vehicles.

  In the automotive components industry, products typically proceed through five stages of research and development. Initial research on the product concept comes first, to assess its technical feasibility and economic costs and benefits. This stage often includes development of an internal prototype for the component supplier's own evaluation. If the product appears feasible, the component supplier manufactures a functioning prototype to demonstrate and test the product's features. These prototypes are then marketed and sold to automotive companies for testing and evaluation. If an automobile manufacturer shows interest in the product, it typically works with the component supplier to refine the product, then purchases second and subsequent generation engineering prototypes for further evaluation. Finally, the automobile manufacturer either decides to purchase the component for a production vehicle or terminates the program.

  The time required to progress through these five stages to commercialization varies widely. Generally, the more a component must be integrated with other vehicle systems, the longer the process takes. Further, products that are installed by the factory usually require extra time for evaluation because other vehicle systems are affected, and a decision to introduce the product into the vehicle is not easily reversed. Because our CCS product affects other vehicle systems and is a factory-installed item, the process takes a significant amount of time to commercialization.

Our industry is subject to intense competition and our products may be rendered obsolete by future technological developments in the industry

  The automotive component industry is subject to intense competition. Virtually all of our competitors are substantially larger in size, have substantially greater financial, marketing and other resources than we do, and have more extensive experience and records of successful operations than we do. Several competitors have introduced ventilated seats in an effort to respond to our proprietary cooled seat technology. Competition extends to attracting and retaining qualified technical and marketing personnel. There can be no assurance that we will successfully differentiate our products from those of our competitors, that the marketplace will consider our current or proposed products to be superior or even comparable to those of our competitors, or that we can succeed in establishing relationships with automobile manufacturers. Furthermore, no assurance can be given that competitive pressures we face will not adversely affect our financial performance.

  Due to the rapid pace of technological change, as with any technology-based product, our products may even be rendered obsolete by future developments in the industry. Our competitive position would be adversely affected if we were unable to anticipate such future developments and obtain access to the new technology.

Any failure to protect our intellectual property could harm our business and competitive position

  As of December 31, 2001, we owned seven U.S. patents and had four U.S. patents pending and our subsidiary BSST had six U.S. patents pending. We were also licensees of three patents and joint owners with Honda Motor Co. of two U.S. patents and five Japanese patent applications. We also owned five foreign patents and had sixteen foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors' patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue.

Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in certain international markets. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992, with respect to technology similar to our CCS technology. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties and must continue to comply with those licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

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

Our products may conflict with patents that have been or may be granted to competitors or others

  Other persons could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of our products for allegedly conflicting with patents held by them. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on our business. In addition, if we become involved in litigation, it could consume a substantial portion of our time and resources. However, we have not received any notice that our products infringe on the proprietary rights of third parties.

We rely on trade secret protection through confidentiality agreements and the agreements could be breached

  We also rely on trade secrets that we seek to protect, in part, through confidentiality and non-disclosure agreements with employees, customers and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in our favor. We may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel. Additionally, with respect to licensed technology, there can be no assurance that the licensor of the technology will have the resources, financial or otherwise, or desire to defend against any challenges to the rights of such licensor to its patents.

Our customers typically reserve the right unilaterally to cancel contracts or reduce prices, and the exercise of such right could reduce or eliminate any financial benefit to us anticipated from such contract

  Automotive customers typically reserve the right unilaterally to cancel contracts completely or to require unilateral price reductions. Although they generally reimburse companies for actual out-of-pocket costs incurred with respect to the particular contract up to the point of cancellation, these reimbursements typically do not cover costs associated with acquiring general purpose assets such as facilities and capital equipment, and may be subject to negotiation and substantial delays in receipt by us. Any unilateral cancellation of, or price reduction with respect to, any contract that we may obtain could reduce or eliminate any financial benefits anticipated from such contract and could have a material adverse effect on our financial condition and results of operations.

Our success will depend in large part on retaining key personnel, which may be affected by the planned relocation of our corporate offices

  Our success will depend to a large extent upon the continued contributions of key personnel. The loss of the services of Dr. Lon E. Bell, the head of BSST LLC, our research and development subsidiary, would have a material adverse effect on the success of Amerigon. We have obtained key-person life insurance coverage in the amount of $2,000,000 on the life of Dr. Bell.

  Our success will also depend, in part, upon our ability to retain qualified engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel.

  By December 2002, we will relocate our corporate offices to the Detroit area while technical development will remain in Southern California. With this move, key personnel not willing to relocate will need to be replaced and we may not be successful in recruiting or retaining sufficient qualified personnel. Also, close coordination between our Detroit corporate offices and our Southern California team will be required.

Our reliance on outside major contractors may impair our ability to complete certain projects and manufacture products on a timely basis

  We have in the past engaged certain outside contractors to perform product assembly and other production functions for us, and we anticipate that we may desire to engage contractors for such purposes in the future. We believe that there are a number of outside contractors that provide services of the kind that have been used by us in the past and that we may desire to use in the future. However, no assurance can be given that any such contractors would agree to work for us on terms acceptable to us or at all. Our inability to engage outside contractors on acceptable terms or at all would impair our ability to complete any development and/or manufacturing contracts for which outside contractors' services may be needed. Moreover, our reliance upon third party contractors for certain production functions will reduce our control over the manufacture of our products and will make us dependent in part upon such third parties to deliver our products in a timely manner, with satisfactory quality controls and on a competitive basis.

Our business exposes us to potential product liability risks

  Our business will expose us to potential product liability risks which are inherent in the manufacturing, marketing and sale of automotive components. In particular, there may be substantial warranty and liability risks associated with our products. If available, product liability insurance generally is expensive. While we presently have $6,000,000 of product liability coverage with an additional $2,000,000 in product recall coverage, there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms with respect to other products we may develop, or that any insurance obtained will provide adequate protection against any potential liabilities. When and if high volume production begins, we may elect to purchase additional insurance coverage. This is expected to occur with the current policy renewal period of May 1, 2002. In the event of a successful claim against us, a lack or insufficiency of insurance coverage could have a material adverse effect on our business and operations.

Because many of the largest automotive manufacturers are located in foreign countries, our business is subject to the risks associated with foreign sales

  Many of the world's largest automotive manufacturers are located in foreign countries. Accordingly, our business is subject to many of the risks of international operations, including governmental controls, tariff restrictions, foreign currency fluctuations and currency control regulations. However, historically, substantially all of our sales to foreign countries have been denominated in U.S. dollars. As such, our historical net exposure to foreign currency fluctuations has not been material. No assurance can be given that future contracts will be denominated in U.S. dollars, however.

Our use of contractors located in foreign countries will subject us to the risks of international operations

  Furthermore, we are engaging contractors located in foreign countries. Accordingly, we will be subject to all of the risks inherent in international operations, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, the imposition of tariffs and import and export controls, changes in governmental policies and other factors which could have an adverse effect on our business.

Risks Relating to Share Ownership

Our significant shareholders control the company

  Big Beaver Investments LLC and Westar Capital II LLC each own 4,500 shares of Series A Preferred Stock, which are convertible into common stock at an initial conversion price of $1.675 per common share. On February 25, 2002, we entered into a separate agreement with Big Beaver pursuant to which it acquired an additional 1,720,602 shares of common stock and warrants to purchase an additional 860,301 shares of common stock at a price of $2.00 per share. Big Beaver and Westar Capital have the right to elect a majority of our directors as well as preemptive rights on future financings, so as to maintain their percentage ownership and have registration rights. Based upon the terms of the Series A Preferred Stock, Big Beaver and Westar Capital together in the aggregate held approximately 46% of our common equity (on an as converted basis, excluding options and warrants), as of February 28, 2002.

Our quarterly results may fluctuate significantly, and our small public "float" adversely affects liquidity of our common stock and stock price

  Our quarterly operating results may fluctuate significantly in the future due to such factors as acceptance of our product by automotive manufacturers and consumers, timing of our product introductions, availability and pricing of components from third parties, competition, timing of orders, foreign currency exchange rates, technological changes and economic conditions generally. Broad market fluctuations in the stock markets can, obviously, adversely affect the market price of our common stock. In addition, failure to meet or exceed analysts' expectations of financial performance may result in immediate and significant price and volume fluctuations in our common stock.

  Without a significantly larger number of shares available for trading by the public, or public "float," our common stock is less liquid than stocks with broader public ownership, and as a result, trading prices of the common stock may significantly fluctuate and certain institutional investors may be unwilling to invest in such a thinly traded security.

We have anti-takeover defenses that could make it more difficult for a third party to acquire a majority of our outstanding voting stock

  The Series A Preferred Stock, which is outstanding, confers upon its holders the right to elect five of seven members of the Board of Directors. In addition, the Series A Preferred Stock will vote together with the shares of common stock on any other matter submitted to shareholders. As of December 31, 2001, the holders of the Series A Preferred Stock had approximately 56% of our voting shares and had the ability to approve or prevent any subsequent change of control.

  In addition, our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

Future sales of eligible shares may lower the price of our common stock

  On February 25, 2002, we completed the sale of 4,333,368 shares of common stock and warrants to purchase 2,166,684 shares of common stock in a private placement to selected institutional and accredited investors, resulting in gross proceeds of $6,500,052. The $6,500,052 excludes $2,580,903 representing the principal amount of a bridge loan and accrued interest on that loan, which was exchanged by the holder for 1,720,602 shares of common stock and warrants to purchase 860,301 shares of common stock. As partial compensation for services rendered in the private placement, Roth Capital Partners, LLC, was granted a warrant to purchase up to 550,005 shares of our common stock. The warrants issued in the private placement have an exercise price of $2.00 per share and expire on February 25, 2007. Although the shares issued in the private placement are restricted under the Securities Act, we have agreed that, on or before March 27, 2002, we will file with the Securities and Exchange Commission a registration statement under the Securities Act to permit the resale of the common stock issued in the private placement (including those shares issuable upon exercise of the warrants). The shares will become eligible for resale when the Securities and Exchange Commission declares the registration statement effective.

  In March 2001, Ferrotec acquired 200,000 restricted shares of our common stock. The subscription agreement grants Ferrotec demand registration rights beginning one year from the closing of the subscription agreement and piggy-back registration rights if we propose to register any securities before then.

  Our Series A Preferred Stock is convertible into 5,373,134 shares of common stock and the holders thereof possess demand and piggyback registration rights.

  As part of the agreement with Ford dated March 2000, we granted warrants to Ford exercisable for our common stock. Warrants for the right to purchase 108,000 shares of common stock at an exercise price of $2.75 per share were issued and fully vested in 2000. Additional warrants will be granted and vested based upon purchases by Ford of a specified number of CCS units throughout the length of the agreement. If Ford achieves all of the incentive levels required under the agreement, warrants will be granted and vested for an additional 1,300,000 shares of common stock.

  Employees and directors (who are not deemed affiliates) hold options to buy 830,622 shares of common stock at December 31, 2001. We may issue options to purchase up to an additional 579,158 shares of common stock at December 31, 2001 under our stock option plans. The common stock to be issued upon exercise of these options, has been registered, and therefore, may be freely sold when issued. As of February 28, 2002, we also have outstanding additional warrants to buy 867,309 shares of common stock with exercise prices ranging from $1.15 to $5.30 and have expiration dates ranging from November 6, 2003 to March 27, 2007.

  Future sales of the shares described above could depress the market price of our common stock.

We do not anticipate paying dividends on our common stock

  We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the near future.

Delisting from an active trading market may adversely affect the liquidity and trading price of our common stock

  Although our common stock is quoted on The Nasdaq SmallCap Market, there can be no assurance that we now, or in the future will be able to, meet all requirements for continued quotation thereon. In November 2001, we were informed by Nasdaq that it was reviewing our eligibility for continued listing on The Nasdaq SmallCap Market. Effective November 1, 2002, we will also need to comply with a Nasdaq requirement requiring the maintenance of a minimum stockholders' equity of $2,500,000. In the absence of an active trading market or if our common stock cannot be traded on The Nasdaq SmallCap Market, our common stock could instead be traded on secondary exchanges, such as the OTC Bulletin Board. In such event, the liquidity and trading price of our common stock in the secondary market may be adversely affected. In addition, if our common stock is delisted, broker-dealers have certain regulatory burdens imposed on them which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof.

ITEM 2. PROPERTIES

  We maintain our corporate headquarters, manufacturing and research and development facilities in leased space of approximately 40,000 square feet in Irwindale, California. Our lease expires December 31, 2002. The current monthly rent under the lease is approximately $20,000. We have other leased offices in Dearborn, Michigan, Germany and Japan, which collectively cost approximately $15,000 per month. We believe that these facilities are adequate for their present requirements, except for Dearborn, which will be expanded.

ITEM 3. LEGAL PROCEEDINGS

  We are subject to litigation from time to time in the ordinary course of our business, but there is no current pending litigation to which we are a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  Our common stock trades on The Nasdaq SmallCap Market under the symbol ARGN. The following table sets forth the high and low bid prices for our common stock as reported on The Nasdaq SmallCap Market for each quarterly period from January 1, 2000 through December 31, 2001. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                      High  Low
                                                                      ----- ----
     2000
      1st Quarter...................................................  25.50 2.50
      2nd Quarter ..................................................  15.00 7.25
      3rd Quarter...................................................   9.00 5.00
      4th Quarter...................................................   5.13 1.81
     2001
      1st Quarter...................................................   3.63 1.56
      2nd Quarter...................................................   4.70 1.95
      3rd Quarter...................................................   3.23 1.20
      4th Quarter ..................................................   2.46 0.70

  As of March 15, 2002, there were approximately 225 holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). The closing bid price of our common stock on March 15, 2002 was $3.49 per share. We have not paid any cash dividends since formation and we do not expect to pay any cash dividends in the foreseeable future.

  On February 25, 2002, we completed the sale of 4,333,368 shares of common stock and warrants to purchase 2,166,684 shares of common stock in a private placement to selected institutional and accredited investors, resulting in gross proceeds of $6,500,052. The $6,500,052 excludes $2,580,903 representing the principal amount of a bridge loan and accrued interest on that loan, which was exchanged by the holder for 1,720,602 shares of common stock and warrants to purchase 860,301 shares of common stock. The warrants issued in the private placement have an exercise price of $2.00 per share and expire on February 25, 2007.

  The securities sold were exempt from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for non-public offerings to accredited investors. The proceeds from the sale of securities will be used for working capital, product development and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

                                          Year Ended December 31,
                                  -------------------------------------------
                                   (In thousands except per share data)
                                   1997     1998     1999     2000     2001
                                  -------  -------  -------  -------  -------
Product revenues................. $    --  $    18  $   336  $ 6,886  $ 6,447
Net loss.........................  (5,417)  (7,704)  (7,575) (11,274)  (7,691)
Net loss per basic and diluted
 share(1)........................   (3.08)   (4.03)   (8.29)   (3.43)   (1.66)
Accumulated deficit.............. (28,601) (36,305) (43,880) (55,154) (62,845)
                                            As of December 31,
                                  -------------------------------------------
                                              (In thousands)
                                   1997     1998     1999     2000     2001
                                  -------  -------  -------  -------  -------
Working capital (deficit)........ $ 8,826  $ 1,190  $ 1,481  $ 3,200  $  (839)
Total assets.....................  10,568    2,644    3,721    8,745    5,836
Long term obligations and
 redeemable preferred stock......      41       26    8,278        5    1,694
Capitalized lease obligations....      41       65       27       12        5

---------------------
(1) Numbers adjusted to give effect to the 1-for-5 reverse stock split that became effective on January 26, 1999. Our common stock began trading on the adjusted basis on The Nasdaq SmallCap Market on January 28, 1999.

                  Unaudited Quarterly Financial Data Schedule
                For the Years Ended December 31, 2001 and 2000
                                (In thousands)

                                           For the three months ended,
                                  ---------------------------------------------
                                  March 31, June 30, September 30, December 31,
                                    2001      2001       2001          2001
                                  --------- -------- ------------- ------------
Net sales.......................   $2,335    $1,117     $1,506        $1,489
Gross profit....................      300       247        226           224
Net loss........................   (1,823)   (1,742)    (1,786)       (2,340)
Basic and diluted net loss per
 share..........................   $(0.41)   $(0.37)    $(0.38)       $(0.50)
                                           For the three months ended,
                                  ---------------------------------------------
                                  March 31, June 30, September 30, December 31,
                                    2000      2000       2000          2000
                                  --------- -------- ------------- ------------
Net sales.......................   $  954    $  944     $1,779        $3,209
Gross profit....................      109       143        143           217
Loss before extraordinary item..   (2,064)   (4,661)    (2,376)       (2,880)
Net loss........................   (2,064)   (3,954)    (2,376)       (2,880)
Basic and diluted net loss per
 share..........................   $(1.08)   $(1.66)    $(0.54)       $(0.65)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this report.

Overview

  We design, develop market and manufacture proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers. In 2001, we completed our second full year of producing and selling our CCS product, which provides year-round comfort by providing both heating and cooling to seat occupants. Since we started commercial production, we have shipped more than 200,000 units of our CCS product through 2001 to three customers, Johnson Controls, Lear and NHK. Johnson Controls supplies the Lincoln Mercury division of Ford with our CCS product for installation in the Lincoln Navigator, while NHK supplies our CCS product to Toyota for use in the Lexus LS 430 and Toyota Celsior luxury automobiles. We began shipments to Lear in November 2001 for the Lincoln Blackwood luxury utility vehicle, where our CCS product is a standard feature (100% installation) for the first time.

  We operate as a supplier to the auto industry. Inherent in this market are costs and expenses well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to automotive manufacturers requiring the coordination and testing of proposed new components and sub-systems. Revenues from these expenditures may not be realized for two to three years as the manufacturers tend to group new components and enhancements into annual or every two to three year vehicle model introductions.

Critical Accounting Policies

  The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

  Our significant accounting policies are described in Note 3 in the Notes to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

  The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. These estimates and assumptions include, but are not limited to:

  . Warranty reserves

  . Allowances for doubtful accounts

  . Inventory reserves

Revenue Recognition

  We recognize revenue when persuasive evidence of a sale. This evidence includes proof that delivery of product has occurred or services have been rendered, the price of the product delivered or service performed has been fixed or determined with the acceptance of a customer purchase order, and collection of the receivable for the product or service is reasonably assured.

  Provision for estimated future cost of warranty for product delivered is recorded when revenue is recognized. While we believe our warranty reserve is adequate and that the judgment applied is appropriate, such amount estimated to be due and payable could differ materially from what will actually transpire in the future.

Income Taxes

  Our income taxes are determined under guidelines prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, our deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and State tax rates. A valuation allowance is provided for the portion of net deferred tax assets when we consider it more likely than not that the asset will not be realized. Because of our net losses generated since inception, we have not recognized any of this net deferred tax asset. It is possible, however, that we could be profitable in the future at levels which may cause us to conclude that it is more likely than not that we will realize all or a portion of our accumulated net losses. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time.

Results of Operations Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

  Revenues. Revenues were $6,447,000 in 2001 as compared with revenues of $6,886,000 in 2000. The decrease was due to a planned price reduction in 2001 for a design change to the CCS product installed on the Lincoln Navigator. The year ended 2001 marked our second year as an operating company producing and selling a commercial product. In 2000, we had two customers and three vehicle lines: Johnson Controls with the Lincoln Navigator and NHK with the Lexus LS 430 and Toyota Celsior. Late in 2001, we also began shipments to Lear for the Lincoln Blackwood.

  Product Costs. Product costs decreased from $6,274,000 in 2000 to $5,450,000 in 2001. The decrease is due to the reduction of material, labor and freight expenses in 2001 from 2000 caused by the startup of production for the Navigator and Lexus product lines in 2000. Material, labor and freight expenses were $5,782,000 and $6,268,000 for 2001 and 2000, respectfully. In April 2001, the amortization of the Ferrotec manufacturing and supply agreement began. The amortization is an offset to product cost, with $150,000 and nil recorded for 2001 and 2000, respectively. We anticipate future product costs to increase in absolute dollars while decreasing as a percentage of revenue. Product costs include tooling costs and related reimbursements; net reimbursements of $203,000 and $34,000 were recorded for 2001 and 2000, respectively.

  Research and Development Expenses. Research and development expenses decreased to $3,836,000 in 2001 from $4,099,000 in 2000. The change was caused by a decrease in salaries and benefits of $883,000 due to lower staffing in the CCS engineering departments and the discontinued staffing of the radar engineering department, along with a $371,000 decrease in overhead in 2001. These decreases were offset by $991,000 for research and development expense incurred by our subsidiary, BSST LLC in 2001.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4,548,000 in 2001 compared to $6,088,000 in 2000. The change was due to a net decrease in salaries, bonuses and benefits of $850,000 and professional fees of $506,000. These decreases are slightly offset by the amortization of the deferred Ford value participation agreement benefit of $293,000 and $199,000 in 2001 and 2000, respectively (see
Note 6 to the consolidated financial statements). We also experienced decreases in recruiting and general supplies of $174,000 and $102,000, respectively.

  Interest Income. Net interest income in 2001 decreased to $54,000 due to lower cash levels. We also incurred interest expense of $377,000 in 2001 compared to $2,607,000 in 2000. The primary cause for this decrease was due to an interest charge of $226,000 in 2001 for the amortized debt discount associated with our 2001 bridge loan compared to a non-cash charge of $2,500,000 in 2000 relating to the beneficial conversion feature of 2000 bridge loan (see Note 7 to the consolidated financial statements). We also incurred $37,000 and $49,000 in interest as a result of the bridge loans in 2001 and 2000, respectively. Due to the consolidation of financial statements with our 90% owned subsidiary BSST LLC in 2001, we recognized a $19,000 adjustment to minority interest in 2001 (see Note 16 to the consolidated financial statements).

Results of Operations Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Revenues. Revenues were $6,886,000 in 2000 as compared with revenues of $336,000 in 1999. The large increase was due to an increase in CCS units shipped from about 5,000 in 1999 to over 100,000 in 2000. The year 2000 marked our first full year as an operating company producing and selling a commercial product.

  Product Costs. Product costs increased from $778,000 in 1999 to $6,274,000 in 2000. The increase is due to the much larger shipments of CCS product in 2000 compared to 1999. We experienced a positive gross margin of $612,000 in 2000 compared to a negative gross margin of $442,000 in 1999, due to fixed costs being spread over the higher production volume in 2000. Product costs include tooling costs and related reimbursements; net reimbursements of $34,000 and $184,000 were recorded for 2000 and 1999, respectively.

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

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6,088,000 in 2000 compared to $3,481,000 in 1999. The change was due to an increase in salaries, bonuses and benefits of $1,119,000, professional fees of $819,000, and amortization of the deferred Ford value participation agreement benefit of $199,000 (see Note 6 to the consolidated financial statements). We also experienced increases in travel and recruiting of $145,000 and $103,000, respectively. The increases in 2000 related to the launch of the CCS product on the Lincoln Navigator, Lexus LS 430, Toyota Celsior and Lincoln Blackwood vehicles.

  Interest Income. Net interest income in 2000 increased to $201,000 due to cash provided by the sale of our common stock in June 2000 (see Note 8 to the consolidated financial statements). We also incurred interest expense of $2,607,000 in 2000. The primary cause was a non-cash interest charge of $2.5 million relating to the beneficial conversion feature of the bridge loan (see
Note 7 to the consolidated financial statements). We also incurred $49,000 in bridge loan interest and $57,000 in amortized bridge loan discount.

Liquidity and Capital Resources

  As of December 31, 2001, we had a working capital deficit of $839,000. As of December 31, 2001, our cash and cash equivalents decreased by $2,396,000 from $2,852,000 at December 31, 2000, primarily due to the cash used in operating activities of $6,677,000, which mainly reflected the net loss of $7,691,000. Investing activities used $714,000 in the purchase of manufacturing equipment and tooling for CCS production and the addition of restricted cash held by BSST LLC. Financing activities provided $4,995,000 due primarily to Ferrotec payments of $3,000,000 and bridge loan advances of $2,000,000.

  On February 25, 2002, we completed the sale of 4,333,368 shares of common stock and warrants to purchase 2,166,684 shares of common stock in a private placement to selected institutional and accredited investors, resulting in gross proceeds of $6,500,052. The $6,500,052 excludes $2,580,903 representing the principal amount of a bridge loan and accrued interest on that loan, which was exchanged by the holder for 1,720,602 shares of common stock and warrants to purchase 860,301 shares of common stock. We agreed to file a registration statement relating to the resale of the securities offered in the private placement with the Securities and Exchange Commission as soon as reasonably practical and we are subject to monetary penalties in the event such registration statement is not filed by March 27, 2002 and declared effective by May 26, 2002 (June 10, 2002 if the SEC selects the registration statement for review).

  In April 2001, we received a total of $3,000,000 from Ferrotec, consisting of a $2,000,000 fee in connection with a manufacturing and supply agreement and $1,000,000 for the purchase of restricted shares of our common stock.

  On June 14, 2000, we completed a privately placed financing with accredited investors, pursuant to which we sold shares of our common stock for gross proceeds of $11,000,000. In addition, Westar and Big Beaver elected to convert $1,500,000 of the debt under an earlier bridge loan into shares of our common stock.

  BSST LLC was established in August 2000 by Dr. Lon E. Bell, the founder of Amerigon. BSST is engaged in a research and product development effort to improve the efficiency of thermoelectric devices. In September 2000, we entered into an option agreement with BSST to purchase a 90% interest in BSST for an aggregate of $2,000,000 payable over time. We paid $150,000 to BSST for the option rights at that time. The original option agreement was amended to extend the termination date from January 31, 2001 to May 31, 2001, in exchange for additional option payments totaling $360,000. On May 31, 2001, we exercised our option by paying $400,000 to BSST. As of December 31, 2001, the Company had paid to BSST $1,369,000 and is required to pay an additional $631,000 in installments of no more than $133,333 in any month pursuant to the Option Agreement. In addition, we have, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year.

  We expect to incur losses until we are selling units in the automotive market with appropriate volumes and margin. The production volumes that we presently expect for the Lincoln Navigator, Lincoln Blackwood, Lexus LS 430 and Toyota Celsior will not be sufficient to break even. The addition of the high-volume Ford Expedition, plus four to five new vehicle lines, is expected to generate sufficient volume by the fourth quarter to obtain break even results on an on-going basis. We are working with many automobile manufacturers for future introduction of our CCS technology in the 2004 model year (2003 calendar year) and beyond, but there is no guarantee these manufacturers will introduce our products.

  In May 2001, we announced that our CCS product was selected to be included in four to five additional automotive vehicle lines, which we are expecting to introduce over the next 12 months. These additional vehicle lines will bring to nine the total number of vehicle lines where our CCS product has been selected to be included as either an optional or standard feature. Because of confidentiality restrictions, however, we are not permitted to identify the additional vehicle lines and the automotive and seat manufacturers at this time. Larger orders for the CCS products may require significant expenses for tooling and to set up manufacturing and/or assembly processes.

  We have suffered net losses of $7,691,000, $11,274,000 and $7,575,000 and have used cash in operating activities of $6,677,000, $9,370,000 and $7,491,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and had an accumulated deficit of $62,845,000 as of December 31, 2001. We expect to incur losses for the near term, but anticipated revenues and net proceeds from our February 2002 private placement should be sufficient to cover our fixed manufacturing, overhead and operating costs through the end of 2002.

  We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At December 31, 2001, we had cash and cash equivalents of $456,000 and working capital deficit of $839,000. Based on our current operating plan, we believe cash at December 31, 2001 along with the net proceeds from the February 2002 private placement (see Note 18 of the consolidated financial statements) will be sufficient to meet our operating and investment needs through the end of 2002.

  In the event that unfavorable conditions in the automotive industry or other factors adversely affect our cash and working capital position, we would seek to implement measures to mitigate the impact of such events on our ability to satisfy our operating needs. Key elements of our contingency plan could include, but probably would not be limited to:

  . obtaining asset-based financing from banks or other financial institutions;

  . implementing internal cash conservation measures to limit discretionary spending; and

  . seeking outside financing for BSST's operating needs.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for the Company in 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. We have not experienced, and do not expect, any significant impact on our financial results from SFAS No. 133.

  In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is prohibited. We have evaluated this standard and believe that adoption will not have an impact on our consolidated financial statements.

  In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective for fiscal years beginning after December 14, 2001. We have evaluated this standard and believe that adoption will not have an impact on our consolidated financial statements.

  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and will be effective for fiscal years beginning after June 15, 2002. We have evaluated this standard and believe that adoption will not have an impact on its consolidated financial statements.

  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, broaden the presentation of discontinued operations to include more disposal transactions and will be effective for fiscal years beginning after December 14, 2001. We have evaluated this standard and believe that adoption will not have an impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments in debt instruments of the U. S. government and in high-quality corporate issuers. As stated in our policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign country currencies and therefore none is subject to foreign exchange risk.

  The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying value approximates fair value at December 31, 2001.

                                                                 Average Rate of
                                                                    Return at
                                                    Carrying      December 31,
                                                      Value           2001
   Marketable Securities                          (in thousands)   (Annualized)
   ---------------------                          -------------  ---------------
   Cash equivalents..............................     $456            5.47%

  Had the 2002 Private Placement occurred on December 31, 2001, the proforma basic and diluted net loss per share reported would have been $0.48.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated by reference from the information contained under the captions entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC in connection with our 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the information contained under the captions entitled "Executive Compensation," "Executive Compensation Table," "Compensation Committee Interlocks and Insider Participation," "Option Grant Table," and "Aggregate Options Exercised and Year-End Values" in our definitive proxy statement to be filed with the SEC in connection with our 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference from the information contained under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC in connection with our 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference from the information contained under the caption entitled "Certain Transactions" in our definitive proxy statement to be filed with the SEC in connection with our 2002 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    1. Financial Statements.

  The following financial statements of the Company and report of independent accountants are included in Item 8 of this Annual Report:

                                                                            Page
                                                                            ----
       Balance Sheets......................................................  F-2
       Statements of Operation.............................................  F-3
       Statements of Shareholders' Equity (Deficit)........................  F-4
       Statements of Cash Flows............................................  F-5
       Notes to Financial Statements.......................................  F-6
       Report of Independent Accountants................................... F-22

    2. Financial Statement Schedule.

  The following Schedule to Financial Statements is included herein:

    Schedule II--Valuation and Qualifying Accounts.

    3. Exhibits.

  The following exhibits are filed as a part of this report:

 Exhibit
 Number                                Description
 ------- ----------------------------------------------------------------------

  3.1.1 Amended and Restated Articles of Incorporation filed with the California Secretary of State on April 23, 1993 (previously filed as
          Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference)

  3.1.2 Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 5, 1996 (previously filed as Exhibit 3.1.2 to the Company's Registration Statement on Form S-2, as amended, File No. 333-17401, and incorporated herein by reference)

  3.1.3 Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 26, 1999 (previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 and incorporated herein by reference)

  3.1.4 Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on May 31, 2000

  3.2 Certificate of Determination of Rights, Preferences and Privileges of the Series A Convertible Preferred Stock filed with the California
          Secretary of State on May 26, 1996, as amended on August 22, 2000
          (previously filed as Exhibit 4.2 to the Company's Quarterly Report on
          Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference)

  3.3    Amended and Restated Bylaws of the Company (previously filed as
          Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June
          16, 1997 and incorporated herein by reference)

  4.1    Form of Specimen Certificate of Company's Common Stock


  4.2.1  Contingent Warrant dated June 8, 1999 from the Company to Westar
          Capital II LLC relating to warrants issued to Spencer Trask
          Securities Incorporated and affiliates (previously filed as Exhibit 5.3.5 to the Company's Registration Statement on Form S-8,
          File No. 333-44007, and incorporated herein by reference)

 Exhibit
 Number                                Description
 ------- ----------------------------------------------------------------------

  4.2.2  Contingent Warrant dated June 8, 1999 from the Company to Big Beaver
          Investments LLC relating to warrants issued to Spencer Trask
          Securities Incorporated and affiliates (previously filed as Exhibit 5.3.6 to the Company's Registration Statement on Form S-8,
          File No. 333-44007, and incorporated herein by reference)

  4.2.3  Contingent Warrant dated June 8, 1999 from the Company to Westar
          Capital II LLC relating to warrants issued to Lido Consulting and Sutro and Company (previously filed as Exhibit 5.3.7 to the Company's
          Registration Statement on Form S-8, File No. 333-44007, and incorporated herein by reference)

  4.2.4  Contingent Warrant dated June 8, 1999 from the Company to Big Beaver
          Investments LLC relating to warrants issued to Lido Consulting and Sutro and Company (previously filed as Exhibit 5.3.8 to the Company's
          Registration Statement on Form S-8, File No. 333-44007, and incorporated herein by reference)

  4.3    Bridge Loan Warrant dated March 16, 2000 (previously filed as Exhibit
          10.26 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference)

  4.4 Ford Warrant dated March 27, 2000 (previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended
          March 31, 2000 and incorporated herein by reference)

  4.5    Second Amended and Restated Bridge Loan Warrant dated February 12,
          2002 with Big Beaver Investments LLC

  4.6    Form of Warrant issued on February 25, 2002 to Special Situations
          Funds

  4.7    Form of Warrant issued on February 25, 2002 to MicroCapital Funds

  4.8    Warrant issued on February 25, 2002 to Big Beaver Investments LLC

  4.9    Placement Agent Warrant issued on February 25, 2002 to Roth Capital
          Partners LLC

 10.1*   1993 Stock Option Plan, together with Form of Incentive Stock Option
          Agreement and Nonqualified Stock Option Agreement (previously filed as an exhibit to the Company's Registration Statement on Form SB-2,
          as amended, File No. 33-61702-LA, and incorporated by reference)

 10.2*   Stock Option Agreement, effective May 13, 1993, between Lon E. Bell and Roy A. Anderson (previously filed as Exhibit 10.6.1 to the
          Company's Registration Statement on Form S-2, as amended, File No.
          333-17401 and incorporated herein by reference)

 10.3*   Form of Indemnity Agreement between the Company and each of its officers and directors (previously filed as an exhibit to the
          Company's Registration Statement on Form SB-2, as amended,
          File No. 33-61702-LA, and incorporated by reference)

 10.4.1  Option and License Agreement dated as of November 2, 1992 between the
          Company and Feher Design, Inc. (previously filed as an exhibit to the Company's Registration Statement on Form SB-2, as amended, File No.
          33-61702-LA, and incorporated by reference)

 10.4.2  Amendment to Option and License Agreement between the Company and
          Feher Design dated September 1, 1997 (previously filed as Exhibit
          10.14 to the Company's Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference)

 10.5    Standard Lease dated January 1, 1998 between the Company and
          Dillingham Partners (previously filed as Exhibit 10.15 to the
          Company's Annual Report on Form 10-K for the period ended December
          31, 1997and incorporated herein by reference)

 Exhibit
  Number                               Description
 -------  ---------------------------------------------------------------------

 10.6     Securities Purchase Agreement dated March 29, 1999 by and among the
           Company, Westar Capital II LLC and Big Beaver Investments LLC
           (previously filed as Exhibit 10.17 to the Company's Annual Report on
           Form 10-K for the period ended December 31, 1998 and incorporated herein by reference)

 10.7     Reserved

 10.8     Value Participation Agreement dated March 27, 2000 between the
           Company and Ford Motor Company (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended
           March 31, 2000 and incorporated herein by reference)

 10.9     Manufacturing and Supply Agreement with Ferrotec Corporation dated
           March 28, 2001 (previously filed as Exhibit 10.1 to the Company's
           Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference)

 10.10    Subscription Agreement with Ferrotec Corporation dated March 28, 2001
           (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference)

 10.11.1* Amended and Restated 1997 Stock Incentive Plan (previously filed as
           Appendix A to the Company's Definitive Proxy Statement on Schedule
           14A filed on April 30, 2001, as amended, and incorporated herein by reference)

 10.11.2* Form of Employee Incentive Stock Option Agreement (previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed on January 9, 1998, File No. 333-44007, and incorporated herein by reference)

 10.11.3* Form of Non-Employee Nonqualified Stock Option Agreement (previously filed as Appendix A to the Company's Definitive Proxy Statement on
           Schedule 14A filed on April 30, 2001, as amended, and incorporated herein by reference)

 10.12    Assignment and Subscription Agreement dated September 4, 2000 between
           Dr. Lon E. Bell and BSST LLC (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended
           June 30, 2001 and incorporated herein by reference)

 10.13*   Employment Agreement dated May 30, 2001 between Dr. Lon E. Bell and
           BSST LLC (previously filed as Exhibit 10.2 to the Company's
           Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference)

 10.14.1 Option Agreement dated September 4, 2000 among the Company, BSST LLC and Dr. Lon E. Bell (previously filed as Exhibit 10.3 to the
           Company's Quarterly Report on Form 10-Q for the period ended June
           30, 2001 and incorporated herein by reference)

 10.14.2  First Amendment dated January 29, 2001 to Option Agreement among the
           Company, BSST LLC and Dr. Lon E. Bell (previously filed as Exhibit
           10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference)

 10.14.3  Second Amendment dated March 19, 2001 to Option Agreement among the
           Company, BSST LLC and Dr. Lon E. Bell (previously filed as Exhibit
           10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference)

 10.14.4 Third Amendment dated September 20, 2001 to Option Agreement among the Company, BSST LLC and Dr. Lon E. Bell (previously filed as
           Exhibit 10.8 to the Company's Current Report on Form 8-K filed on
           September 25, 2001 and incorporated herein by reference)

 10.15*   Revenue Sharing Agreement dated September 4, 2000 between BSST LLC and Dr. Lon E. Bell (previously filed as Exhibit 10.4 to the
           Company's Quarterly Report on Form 10-Q for the period ended June
           30, 2001 and incorporated herein by reference)

 Exhibit
 Number                                Description
 ------- ----------------------------------------------------------------------

 10.16   Amended and Restated Operating Agreement of BSST LLC dated May 30,
          2001 (previously filed as Exhibit 10.5 to the Company's Quarterly
          Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference)

 10.17.1 Credit Agreement dated September 20, 2001 between the Company and Big
          Beaver Investments LLC (previously filed as Exhibit 10.1 to the
          Company's Current Report on Form 8-K filed on September 25, 2001)

 10.17.2 First Amendment dated December 1, 2001 to Credit Agreement between the
          Company and Big Beaver Investments LLC

 10.17.3 Security Agreement dated September 20, 2001 between the Company and
          Big Beaver Investments LLC (previously filed as Exhibit 10.2 to the
          Company's Current Report on Form 8-K filed on September 25, 2001)

 10.17.4 Patent and Trademark Security Agreement dated September 20, 2001 between the Company and Big Beaver Investments LLC (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on
          September 25, 2001)

 10.17.5 Membership Interest Pledge Agreement dated September 20, 2001 between the Company and Big Beaver Investments LLC (previously filed as
          Exhibit 10.7 to the Company's Current Report on Form 8-K filed on
          September 25, 2001)

 10.17.6 Convertible Promissory Note dated September 20, 2001 issued to Big
          Beaver Investments LLC (previously filed as Exhibit 10.4 to the
          Company's Current Report on Form 8-K filed on September 25, 2001)

 10.18   Purchase Agreement dated February 12, 2002 with Special Situation
          Funds

 10.19   Purchase Agreement dated February 12, 2002 with MicroCapital Funds

 10.20   Exchange Agreement dated February 12, 2002 with Big Beaver Investments
          LLC

 10.21   Form of Registration Rights Agreement dated February 25, 2002 with
          Special Situations Funds, MicroCapital Funds, and Big Beaver
          Investments LLC

 10.22.1 Investors' Rights Agreement dated June 8, 1999 among the Company, Big
          Beaver Investments LLC, and Westar Capital II LLC (previously filed as Exhibit 5.2 to the Company's Current Report on Form 8-K filed on
          June 18, 1999 and incorporated herein by reference)

 10.22.2 First Amendment to Investors' Rights Agreement dated March 16, 2000 among the Company, Big Beaver Investments LLC, and Westar Capital II
          LLC

 10.22.3 Second Amendment to Investors' Rights Agreement dated September 20,
          2001 among the Company, Big Beaver Investments LLC, and Westar
          Capital II LLC (previously filed as Exhibit 10.6 to the Company's
          Current Report on Form 8-K filed on September 25, 2001 and incorporated herein by reference)

 21      List of Subsidiaries

 23      Consent of PricewaterhouseCoopers LLC

      (b)Reports on Form 8-K.

     On October 26, 2001, the Company filed a Current Report on Form 8-K (event date October 25, 2000) to report under Items 5 (other events) and 7
     (exhibits).

     On December 11, 2001, the Company filed a Current Report on Form 8-K
     (event date November 27, 2001) to report under Item 5 (other events).

---------------------
*   Indicates management contract or compensatory plan or arrangement.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Balance Sheets.............................................................  F-2
Statements of Operations...................................................  F-3
Statements of Shareholders' Equity (Deficit)...............................  F-4
Statements of Cash Flows...................................................  F-5
Notes to Financial Statements..............................................  F-6
Report of Independent Accountants.......................................... F-24

                              AMERIGON INCORPORTED

                                 BALANCE SHEETS

                       (In thousands, except share data)

                                                         December 31,
                                                  ----------------------------
                                                                    Pro Forma
                                                                       2001
                                                   2001     2000    (Note 19)
                                                  -------  -------  ----------
                                                                    (unaudited)
                     ASSETS

Current Assets:
  Cash & cash equivalents........................ $   456  $ 2,852   $ 6,900
  Restricted cash................................     496       --       496
  Accounts receivable less allowance of $50, and
   $55, respectively.............................   1,268    1,375     1,268
  Inventory......................................   1,163    1,478     1,163
  Prepaid expenses and other assets..............     383      487       185
                                                  -------  -------   -------
    Total current assets.........................   3,766    6,192    10,012
Property and equipment, net......................   1,192    1,383     1,192
Deferred exclusivity fee, net....................     878    1,170       878
                                                  -------  -------   -------
    Total assets................................. $ 5,836  $ 8,745   $12,082
                                                  =======  =======   =======

 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable............................... $ 1,446  $ 1,376   $ 1,446
  Accrued liabilities............................     922    1,446       922
  Bridge loan payable............................   2,037       --        --
  Deferred manufacturing agreement--current
   portion.......................................     200       --       200
  Deferred revenue...............................      --      170        --
                                                  -------  -------   -------
    Total current liabilities....................   4,605    2,992     2,568
Deferred manufacturing agreement--long term
 portion.........................................   1,650       --     1,650
Long term portion of capital lease...............      --        5        --
Minority interest in subsidiary..................      44       --        44
                                                  -------  -------   -------
    Total liabilities............................   6,299    2,997     4,262
                                                  -------  -------   -------
Commitments (Note 15)

Shareholders' equity (deficit):
  Preferred stock:
   Series A--no par value; convertible; 9,000
    shares authorized, 9,000 issued and
    outstanding at December 31, 2001, 2000 and
    pro forma; liquidation preference of $10,575
    (Note 9).....................................   8,267    8,267     8,267
  Common stock:
   No par value; 20,000,000 shares authorized,
    4,717,000 and 4,428,000 issued and
    outstanding at December 31, 2001 and 2000;
    10,771,000 issued and outstanding at December
    31, 2001 pro forma...........................  39,192   37,947    41,842
  Paid-in capital................................  14,945   14,689    20,858
Deferred compensation............................     (22)      (1)      (22)
Accumulated deficit.............................. (62,845) (55,154)  (63,125)
                                                  -------  -------   -------
    Total shareholders' equity (deficit).........    (463)   5,748     7,820
                                                  -------  -------   -------
    Total liabilities and shareholders' equity
     (deficit)................................... $ 5,836  $ 8,745   $12,082
                                                  =======  =======   =======

   The accompanying notes are an integral part of these financial statements

                             AMERIGON INCORPORATED

                            STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                     Year Ended December 31,
                                                    ---------------------------
                                                     2001      2000      1999
                                                    -------  --------  --------
Product revenues................................... $ 6,447  $  6,886  $    336
Cost of sales......................................   5,450     6,274       778
                                                    -------  --------  --------
Gross margin.......................................     997       612      (442)
Operating costs and expenses:
 Research and development..........................   3,836     4,099     3,721
 Selling, general and administrative...............   4,548     6,088     3,481
                                                    -------  --------  --------
   Total operating costs and expenses..............   8,384    10,187     7,202
                                                    -------  --------  --------
Operating loss.....................................  (7,387)   (9,575)   (7,644)
Interest income....................................      54       201       135
Interest expense...................................    (377)   (2,607)      (30)
Minority interest in subsidiary....................      19        --        --
Loss on disposal of property and equipment.........      --        --       (36)
                                                    -------  --------  --------
Loss before extraordinary item.....................  (7,691)  (11,981)   (7,575)
Extraordinary gain from extinguishment of debt.....      --       707        --
                                                    -------  --------  --------
Net loss...........................................  (7,691)  (11,274)   (7,575)
Deemed dividend to preferred shareholders..........      --        --    (8,267)
                                                    -------  --------  --------
Net loss attributable to common shareholders....... $(7,691) $(11,274) $(15,842)
                                                    =======  ========  ========
Basic and diluted net loss per share:
 Loss before extraordinary item.................... $ (1.66) $  (3.65) $  (8.29)
 Extraordinary gain from extinguishment of debt....      --      0.22        --
                                                    -------  --------  --------
Net loss........................................... $ (1.66) $  (3.43) $  (8.29)
                                                    =======  ========  ========
Weighted average number of shares outstanding......   4,629     3,283     1,910
                                                    =======  ========  ========



   The accompanying notes are an integral part of these financial statements

                             AMERIGON INCORPORATED

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                 (In thousands)

                          Preferred  Common Stock  Paid-in    Deferred   Accumulated
                            Stock   Shares Amount  Capital  Compensation   Deficit    Total
                          --------- ------ ------- -------  ------------ ----------- -------
Balance at December 31,
 1998...................   $    -   1,910  $28,149 $ 9,882      $  -      $(36,305)  $ 1,726
Issuance of warrants to
 purchase Common Stock
 in conjunction with
 Bridge Loan financing..       --      --       --       9        --            --         9
Issuance of warrants to
 purchase Common Stock
 in exchange for
 services...............       --      --       --       1        --            --         1
Issuance of shares in
 consolidated subsidiary
 to Shareholder.........       --      --       --      88        --            --        88
Issuance of option to
 purchase Common Stock..       --      --       --      79       (74)           --         5
Net loss................       --      --       --      --        --        (7,575)   (7,575)
                           ------   -----  ------- -------      ----      --------   -------
Balance at December 31,
 1999...................       --   1,910   28,149  10,059       (74)      (43,880)   (5,746)
Reclassification of
 Preferred Stock from
 mezzanine in
 conjunction with
 amendment to remove
 change in control
 provision..............    8,267      --       --      --        --            --     8,267
Issuance of warrants to
 purchase Common Stock
 in conjunction with
 Bridge Loan financing..       --      --       --     173        --            --       173
Issuance of warrants to
 purchase Common Stock
 in conjunction with
 Value Participation
 Agreement..............       --      --       --   1,369        --            --     1,369
Issuance of Common Stock
 for cash, net of cash
 expenses of $1,270.....       --   2,200    8,242   1,440        --            --     9,682
Conversion of Bridge
 Loan to Common Stock...       --     300    1,500      --        --            --     1,500
Exercise of Common Stock
 options for cash.......       --      18       56      --        --            --        56
Beneficial conversion
 feature recorded in
 conjunction with Bridge
 Loan financing.........       --      --       --   2,500        --            --     2,500
Unearned compensation
 relating to stock
 option granted.........       --      --       --      70       (66)           --         4
Fair value adjustment
 relating to non-
 employee stock
 options................       --      --       --    (147)      139            --        (8)
Repurchase of beneficial
 conversion feature.....       --      --       --    (775)       --            --      (775)
Net Loss................       --      --       --                --       (11,274)  (11,274)
                           ------   -----  ------- -------      ----      --------   -------
Balance at December 31,
 2000...................    8,267   4,428   37,947  14,689        (1)      (55,154)    5,748
Unearned compensation
 relating to stock
 option granted.........       --      --       --      30       (21)           --         9
Issuance of Common Stock
 for cash, Ferrotec
 Agreement..............       --     200    1,000      --        --            --     1,000
Issuance of Common Stock
 for bonus awards.......       --      89      245      --        --            --       245
Issuance of warrants to
 purchase Common Stock
 in conjunction with
 Bridge Loan financing..       --      --       --     226        --            --       226
 Net Loss...............       --      --       --      --        --        (7,691)   (7,691)
                           ------   -----  ------- -------      ----      --------   -------
Balance at December 31,
 2001...................   $8,267   4,717  $39,192 $14,945      $(22)     $(62,845)  $  (463)
                           ======   =====  ======= =======      ====      ========   =======

   The accompanying notes are an integral part of these financial statements

                             AMERIGON INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                    Year Ended December 31,
                                                    --------------------------
                                                     2001      2000     1999
                                                    -------  --------  -------
Operating Activities:
 Net loss.......................................... $(7,691) $(11,274) $(7,575)
 Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation and amortization....................     576       562      344
  Amortization of debt discount....................     226        57       --
  Extraordinary gain on extinguishment of debt.....      --      (707)      --
  Deferred revenue.................................    (170)      170      (44)
  Non-cash interest................................      --     2,500       --
  Provision for doubtful accounts..................      (5)       (3)     (43)
  Minority interest in subsidiary..................      19        --       --
  Loss from sale of assets.........................      --        --       36
  Compensation from grant of non-employee stock
   options and warrants............................       9        (4)      15
  Change in operating assets and liabilities:
   Accounts receivable.............................     112    (1,090)     (65)
   Inventory.......................................     315      (988)    (385)
   Prepaid expenses and other assets...............     104      (236)    (115)
   Accounts payable................................      70       784      229
   Accrued liabilities.............................    (242)      859      112
                                                    -------  --------  -------
    Net cash used in operating activities..........  (6,677)   (9,370)  (7,491)
Investing Activities:
 Purchase of property and equipment................    (243)     (695)    (869)
 Other investing activities........................      25        --       --
 Increase in restricted cash.......................    (496)       --       --
 Purchase of short term investments................      --        --   (1,854)
 Sale of short term investments....................      --        --    1,854
                                                    -------  --------  -------
  Net cash used in investing activities............    (714)     (695)    (869)
Financing Activities:
 Proceeds from Series A Preferred Stock and
  Warrants.........................................      --        --    9,001
 Cost of issuance of Series A Preferred Stock and
  Warrants.........................................      --        --     (734)
 Proceeds from deferred manufacturing agreement....   2,000        --       --
 Proceeds from issuance of common stock............   1,000    11,056       --
 Cost of issuance of common stock..................      --    (1,270)      --
 Repayment of capital lease........................      (5)      (16)     (15)
 Proceeds from Bridge Financing....................   2,000     2,500    1,200
 Repayment of Bridge Financing.....................      --    (1,000)  (1,200)
 Sale of shares in consolidated subsidiary.........      --        --       88
                                                    -------  --------  -------
  Net cash provided by financing activities........   4,995    11,270    8,340
                                                    -------  --------  -------
  Net increase (decrease) in cash and cash
   equivalents.....................................  (2,396)    1,205      (20)
  Cash and cash equivalents at beginning of
   period..........................................   2,852     1,647    1,667
                                                    -------  --------  -------
  Cash and cash equivalents at end of period....... $   456  $  2,852  $ 1,647
                                                    =======  ========  =======

   The accompanying notes are an integral part of these financial statements

                             AMERIGON INCORPORATED

                       NOTES TO THE FINANCIAL STATEMENTS

Note 1 -- The Company

  The Company designs, develops, markets and manufactures proprietary high technology electronic components and systems for sale to car and truck original equipment manufacturers ("OEMs"). In 2001, the Company completed its second consecutive year of producing and selling its Climate Control Seat(TM) ("CCS(TM)"), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 200,000 units of its CCS product through 2001 to three customers, Johnson Controls, Inc. ("JCI"), Lear Corporation ("Lear") and NHK Spring Company, Ltd ("NHK"). JCI supplies the Lincoln Mercury division of Ford Motor Company ("Ford") with its CCS product for installation in the Lincoln Navigator Sport Utility Vehicle ("SUV"), while NHK supplies its CCS product to Toyota Motor Corporation for use in the Lexus LS 430 and Toyota Celsior luxury automobiles. The Company began shipments to Lear in November 2001 for the Lincoln Mercury Blackwood sport utility truck where its product is standard for the first time.

  The Company was incorporated in California in 1991 and originally focused its efforts on developing electric vehicles and high technology automotive systems. The Company is now focusing its efforts on its CCS product, its only commercial product. The Company suspended funding the electric vehicle program in August 1998.

Ceasing Development of AmeriGuard(TM)

  In December 2000, the Company's Board of Directors decided to cease funding the development of AmeriGuard, a radar-based speed and distance sensor system, in order to focus the Company's resources on the marketing of the CCS product and development of the next generation CCS device.

Note 2 -- Basis of Presentation

Liquidity and Capital Resources

  The Company has suffered net losses of $7,691,000, $11,274,000 and $7,575,000 and has used cash in operating activities of $6,677,000, $9,370,000 and $7,491,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and the Company had an accumulated deficit of $62,845,000 as of December 31, 2001. The Company expects to incur losses for the near term, but management believes anticipated revenues and net proceeds from the 2002 Private Placement (Note 18) should be sufficient to cover the Company's fixed manufacturing, overhead and operating costs through the end of 2002.

  The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing. At December 31, 2001, the Company had cash and cash equivalents of $456,000 and working capital deficit of $839,000. Based on the Company's current operating plan, management believes cash at December 31, 2001 along with the net proceeds from the 2002 Private Placement (Note 18) will be sufficient to meet operating and investment needs through the end of 2002.

  On February 25, 2002, the Company completed the sale of 4,333,368 shares of common stock and warrants to purchase 2,166,684 shares of common stock in a private placement to selected institutional and accredited investors, resulting in gross proceeds of $6,500,052. The $6,500,052 excludes $2,580,903 representing the principal amount of a bridge loan and accrued interest on that loan, which was exchanged by the holder for 1,720,602 shares of common stock and warrants to purchase 860,301 shares of common stock. The Company agreed to file a registration statement relating to the resale of the securities offered in the private placement with the Securities and Exchange Commission as soon as reasonably practical and it is subject to monetary penalties in the event such registration statement is not filed by March 27, 2002 and declared effective by May 26, 2002 (June 10, 2002 if the SEC selects the registration statement for review).

  In the event that unfavorable conditions in the automotive industry or other factors adversely affect the cash and working capital position, the Company would seek to implement measures to mitigate the impact of such events on its ability to satisfy its operating needs. Key elements of the Company's contingency plan could include, but probably would not be limited to:

  .obtaining asset-based financing from banks or other financial institutions;

  .implementing internal cash conservation measures to limit discretionary spending; and

  .seeking outside financing for BSST's operating needs.

Reverse Stock Split

  On January 28, 1999, the Company effected a 1 for 5 reverse stock split. Share information for all periods has been retroactively adjusted to reflect the split.

Note 3 -- Summary of Significant Accounting Policies

Consolidation

  The consolidated financial statements at December 31, 2001, reflect the consolidated financial position and consolidated operating results of the Company and, since June 1, 2001, BSST. Intercompany accounts have been eliminated in consolidation. The 10% of BSST not owned by the Company is reflected as minority interest. Had the acquisition of BSST occurred as of January 1, 2001, the pro forma consolidated net loss for the year ended December 31, 2001, would not have been significantly different.

  Restricted cash represents cash that is available exclusively to BSST.

Disclosures About Fair Value of Financial Instruments

  The carrying amount of all financial instruments, comprising cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases, approximates fair value because of the short maturities of these instruments.

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

Inventory

  Inventory is valued at the lower of cost (the first-in, first-out basis), or market.

Deferred Exclusivity Fee

  The deferred exclusivity fee created by the warrants granted to Ford relating to the Value Participation Agreement (the "VPA") is being amortized on a straight line basis through December 31, 2004.

Property and Equipment

  Property and equipment, including additions and improvements, are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as other income or expense. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount might not be recoverable. Management does not believe that there are any material impairments at December 31, 2001.

  Depreciation and amortization are computed using the straight-line method. The estimated useful lives of the Company's property and equipment is as follows:

                                                    Useful Life
                                             -------------------------
     Description of property and equipment:
     Equipment                                        5 years
     Computer equipment                            1 to 3 years
     Leasehold improvements                  Shorter of estimated life
                                                 or term of lease
     Production tooling                       Estimated life of tool

Product Revenues

  The Company recognizes revenue when persuasive evidence of an arrangement exists including:

  .Delivery has occurred or services have been rendered;

  .The seller's price to the buyer is fixed or determinable; and

  .Collectibility is reasonably assured.

  Provision for estimated future cost of warranty is recorded when revenue is recognized.

Customer Owned Tooling

  Costs for tooling developed for and owned by the Company's customers, net of reimbursements, are included in product costs. Net tooling reimbursements for 2001, 2000 and 1999 were:

                                                      Years ended December 31,
                                                      -------------------------
                                                        2001    2000     1999
                                                      -------- ------- --------
   Net tooling reimbursement......................... $202,848 $34,158 $184,116

Research and Development Expenses

  Research and development activities are expensed as incurred. The Company groups development and prototype costs and related reimbursements in research and development. Development and prototype costs, net of reimbursements, for 2001, 2000 and 1999 were:

                                                      Years ended December 31,
                                                      -------------------------
                                                        2001    2000     1999
                                                      -------- ------- --------
   Net development and prototype costs............... $456,173 $24,472 $150,661

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

  Because their effects are anti-dilutive, net loss per share for the years ended December 31, 2001, 2000 and 1999 do not include the effect of:

                                                        December 31,
                                               -------------------------------
                                                  2001       2000      1999
                                               ---------- ---------- ---------
   Stock options outstanding for:
    1993 and 1997 Stock Option Plans..........    830,622    921,447   871,180
    Shares of Common Stock issuable upon the
     exercise of warrants.....................  4,681,447  3,997,382 2,705,374
    Shares of Common Stock issuable upon the
     exercise
     of an option for Unit Purchase Options
     granted to
     underwriter..............................    190,400    190,400   190,400
    Common Stock issuable upon the conversion
     of
     Series A Preferred Stock.................  5,373,134  5,373,134 5,373,134
                                               ---------- ---------- ---------
      Total................................... 11,075,603 10,482,363 9,140,088
                                               ========== ========== =========

  In 1999, net loss available to common shareholders represents the net loss for the year ended December 31, 1999, increased by a deemed non-cash dividend of $8,267,000, to the holders of Series A Preferred Stock (Note 9) resulting from the beneficial difference between the conversion price and the fair market value of Common Stock on the date of issuance of the Series A Preferred Stock.

Recent Accounting Pronouncements

  In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is prohibited. The Company has evaluated this standard and believes that adoption will not have an impact on its consolidated financial statements.

  In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective for fiscal years beginning after December 14, 2001. The Company has evaluated this standard and believes that adoption will not have an impact on its consolidated financial statements.

  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and will be effective for fiscal years beginning after June 15, 2002. The Company has evaluated this standard and believes that adoption will not have an impact on its consolidated financial statements.

  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, broaden the presentation of discontinued operations to include more disposal transactions and will be effective for fiscal years beginning after December 14, 2001. The Company has evaluated this standard and believes that adoption will not have an impact on its consolidated financial statements.

Note 4 -- Details of Certain Financial Statement Components (in thousands)

                                                                December 31,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
   Inventory:
    Raw material.............................................. $   866  $ 1,118
    Work in Process...........................................      53       76
    Finished goods............................................     244      452
                                                               -------  -------
                                                                 1,163    1,646
   Less: inventory allowance..................................      --     (168)
                                                               -------  -------
                                                               $ 1,163  $ 1,478
                                                               =======  =======
   Prepaid Expenses and Other Assets:
    Deposits.................................................. $   289  $   404
    Prepaid insurance.........................................      94       83
                                                               -------  -------
                                                               $   383  $   487
                                                               =======  =======
   Property and Equipment:
    Equipment................................................. $ 1,902  $ 1,851
    Computer equipment........................................     745      739
    Leasehold improvements....................................     317      316
    Production tooling........................................     851      666
                                                               -------  -------
                                                                 3,815    3,572
   Less: accumulated depreciation and amortization............  (2,623)  (2,189)
                                                               -------  -------
                                                               $ 1,192  $ 1,383
                                                               =======  =======
   Accrued liabilities:
    Accrued salaries.......................................... $   310  $   710
    Accrued vacation..........................................     138      209
    Other accrued liabilities.................................     474      527
                                                               -------  -------
                                                               $   922  $ 1,446
                                                               =======  =======

  Property and equipment includes assets acquired under capital leases of approximately $60,000 at December 31, 2001 and 2000, and accumulated amortization of $57,000 and $49,000 at December 31, 2001 and 2000, respectively.

Note 5 -- Income Taxes

  There are no assets or liabilities for income taxes, or income tax expense included in the financial statements because the Company has losses since inception for both book and tax purposes. The deferred tax assets and related valuation allowance were comprised of the following at December 31 (in thousands):

                                                          December 31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
   Deferred tax assets:
    Net operating loss............................ $ 19,928  $ 18,520  $ 14,746
    Credits.......................................    1,512       884       798
    Depreciation..................................      343       343       238
    Deferred Revenue..............................      933        --        --
    Other.........................................      375       590       157
                                                   --------  --------  --------
                                                     23,091    20,337    15,939
   Less: valuation allowance......................  (23,091)  (20,337)  (15,939)
                                                   --------  --------  --------
     Net deferred tax asset....................... $     --  $     --  $     --
                                                   ========  ========  ========

  Realization of the future tax benefits related to the deferred tax assets is dependent on the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion that the Company's deferred tax assets at December 31, 2001 require a full valuation allowance.

  A reconciliation between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2001 is as follows:

                                 December 31,
                               ---------------------
                               2001    2000    1999
                               -----   -----   -----
   Statutory Federal income
    tax rate.................  (34.0%) (34.0%) (34.0%)
   Increase (decrease) in
    taxes resulting from:
    State tax, net of federal
     benefit.................   (3.4%)  (5.8%)  (5.8%)
    Nondeductible expenses...    0.1%    0.1%     --
     Change in valuation
      allowance..............   37.3%   39.7%   39.8%
                               -----   -----   -----
   Effective rate............     --%     --%     --%
                               =====   =====   =====

  Because of the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss and research credit carryforwards is subject to annual limitation against income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future tax liabilities. The Company has Federal Net Operating Loss (NOL) carryforwards of approximately $54,393,000 at December 31, 2001, which expire between 2013 and 2022. Approximately $35,556,000 of these NOL's were incurred prior to the Preferred Financing during 1999, which qualified as a change in ownership under the Internal Revenue Code. The change in ownership limits the amount of the NOL which may be used to approximately $591,000 per year. The NOL incurred after the change in ownership mentioned above, totaling approximately $18,837,000 may also be subject to an annual limitation under
Section 382 of the Internal Revenue Code as a result of the 2002 Private Placement (Note 18).

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

  As part of the VPA, the Company granted to Ford warrants exercisable for Common Stock. A warrant for the right to purchase 82,197 shares of Common Stock at an exercise price of $2.75 per share was issued and fully vested on March 27, 2000. The fair value of the warrant of $1,148,000 was determined using the Black-Scholes valuation model and was recorded as a deferred exclusivity fee on the balance sheet. In addition, Ford received an additional fully vested warrant to purchase 26,148 shares of Common Stock due to certain anti-dilution provisions of the VPA that were triggered by the Company's Private Placement in June 2000. The fair value of the additional warrant of $220,000 was determined using the Black-Scholes model and has been accounted for in the same manner as the deferred exclusivity fee. This fee is being amortized on a straight-line basis from April 2000 to December 2004, the initial term of the Agreement, amortization of $293,000 and $199,000 were recorded as selling, general and administrative expense in 2001 and 2000, respectively. Additional warrants will be granted and vested based upon purchases by Ford's Tier 1 suppliers of a specified number of CCS units throughout the length of the VPA. The exercise price of these additional warrants depends on when such warrants vest, with the exercise price increasing each year. If Ford does not achieve specific goals in any year, the VPA contains provisions for Ford to make up the shortfall in the next succeeding year. If Ford achieves all of the incentive levels required under the VPA, warrants will be granted and vested for an additional 1,300,140 shares of Common Stock. The Ford warrants contain a cashless exercise provision, which allows Ford to exercise their warrants and receive a number of shares equal in value to the difference between the then market price of the Common Stock and the exercise price of the warrant, multiplied by the number of warrant shares being exercised. As of December 31, 2001, no warrants had been issued related to incentive levels and none of the warrants issued to Ford had been exercised.

Note 7 -- Bridge Loan Financing

2001 Bridge Loan

  On September 30, 2001, the Company obtained a Bridge Loan facility from Big Beaver Investments LLC (one of the Company's two holders of preferred stock and then representing 28.1% ownership on an as converted basis) for an aggregate principal amount of up to $1,500,000 (the "Bridge Loan"). The Bridge Loan accrued interest at 10% per annum, payable at maturity, December 1, 2001 or on the date of the repayment. On December 1, 2001, Big Beaver and the Company amended the Bridge Loan to increase the aggregate principal amount to $2,500,000 and with this amendment increased the accrued interest to 12.5% per annum. The amended Bridge Loan was due on the earlier of March 1, 2002 or upon the occurrence of a Trigger Event, defined to have occurred when the Company (or its Board of Directors) shall have authorized, recommended, proposed or publicly announced its intention to enter into (or failed to recommend rejection of) any tender or exchange offer, merger, consolidation, liquidation, dissolution, business combination, recapitalization, acquisition, or disposition of a material amount of the assets of securities or any comparable transaction which has not been consented to in writing by Big Beaver. This loan was collateralized by substantially all of the Company's assets. As of December 30, 2001, the Company had drawn $2,000,000 of the Bridge Loan and accrued interest of $37,153.

  In connection with entering into the Bridge Loan, the Company issued a warrant for the right to purchase 652,174 shares (this number was reduced to 326,087 concurrent with completion of the 2002 Private Placement (Note 18)) of the Company's Common Stock at a price of $1.15 per share. The proceeds of the Bridge Loan were allocated between the Bridge Loan and the warrants based upon their estimated relative fair values. The allocated value of the warrant is $226,000 which was amortized to interest expense as of December 31, 2001.

  On February 25, 2002, the Company completed the sale of 4,333,368 shares of Common Stock and warrants to purchase 2,166,684 shares of Common Stock in a private placement to selected institutional and accredited investors, resulting in gross proceeds of $6,500,052 (Note 18). The $6,500,052 excludes $2,580,903 representing the principal amount of the Bridge Loan and accrued interest on that loan, which was exchanged by the holder for 1,720,602 shares of Common Stock and warrants to purchase 860,301 shares of Common Stock. The warrants issued in the private placement have an exercise price of $2.00 per share and expire on February 25, 2007.

2000 Bridge Loan

  On March 16, 2000, the Company obtained a bridge loan from Big Star Investments LLC (a limited liability company owned by Westar and Big Beaver, the Company's two principal shareholders) for an aggregate principal amount of $2.5 million. The loan accrued interest at 10% per annum. Upon completion of the 2000 Private Placement (Note 8), the Company repaid $1.0 million of bridge loan principal and accrued interest of $49,000. The Company's $1.0 million payment was allocated for accounting purposes between reacquiring the beneficial conversion feature and the debt. Due to this allocation, the debt was extinguished for less than its net book value, resulting in a $775,000 extraordinary gain on extinguishment of debt. The remaining $1.5 million of bridge loan principal was exchanged for 300,000 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock, which was issued equally to Westar and Big Beaver.

1999 Bridge Loan

  On March 29, 1999, the Company entered into a Security Purchase Agreement (the "Preferred Financing") with Westar Capital II and Big Beaver (the "Investors") for the sale of Series A Preferred Stock (Note 9). In connection with the Preferred Financing, prior to the close of the Preferred Financing, the Investors extended to the Company $1,200,000 in bridge notes bearing interest at 10% per annum which were due and payable upon the earlier of the closing of the Preferred Financing or September 30, 1999. At the close of the sale of the Preferred Financing, the Company repaid the bridge notes and $14,000 in interest to the Investors with proceeds received from the sale of Series A Preferred Stock.

Note 8 -- 2000 Private Placement

  On June 14, 2000, the Company completed the sale of 2.2 million shares of its Common Stock to selected institutional and accredited investors, resulting in gross proceeds of $11.0 million, with issuance costs of $1.3 million ("2000 Private Placement"). The $11.0 million excludes a $1.5 million advance on a bridge loan which was exchanged for 300,000 shares of Common Stock and issued to Westar and Big Beaver, the owners of Big Star, the lender on the bridge loan. As partial compensation for services rendered in the 2000 Private Placement, Roth Capital Partners, Inc., was granted a warrant to purchase up to 188,000 shares of the Company's Common Stock at $5.00 per share. The value of such warrant of $1.4 million was determined using the Black-Scholes model and was reflected as non-cash offering expense.

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

  The following summarizes the terms of the convertible preferred stock:

Conversion

  Each issued share of Series A Preferred Stock is immediately convertible, in full and not in part, into shares of Class A Common Stock based on the formula of $1,000 of the face value divided by the Conversion Price. The Conversion Price is $1.675, subject to proportional adjustments for certain dilutive issuance, splits and combinations and other recapitalizations or reorganizations. A total of 5,373,134 shares of Common Stock has been reserved for issuance in the event of the conversion of Series A Convertible Preferred Stock.

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

Liquidation Preference

  Upon liquidation, dissolution or winding up of Amerigon, each share of Series A Redeemable and Convertible Preferred Stock is entitled to a liquidation preference of $1,000 plus 7% of the original issue price ($1,000) annually for up to four years after issuance plus any declared but unpaid dividends in priority to any distribution to the Common Stock, which will receive the remaining assets of Amerigon. As of December 31, 2001, the liquidation preference was $10,575,000.

Redemption

  On or after January 1, 2003, if the closing price of the Common Stock for the past 60 days has been at least four times the then Conversion Price ($1.675 per share at December 31, 2001), Amerigon may redeem the Series A Redeemable and Convertible Preferred Stock for an amount equal to the Series A Redemption Price, which was $10,575,000 at December 31, 2001.

Note 10 -- Common Stock

  On May 24, 2000, the shareholders approved the elimination of the Class B Common Stock and the renaming of the Class A Common Stock to "Common Stock".

  In conjunction with the 1997 public offering, fees to the underwriter included an option until February 12, 2002, to purchase 1,700 Units (the "Unit Purchase Option") at $1,493.50 consisting of 56 shares of Common Stock and 56 Class A Warrants. As of December 31, 2001, the underwriter's option had not been exercised and this option expired unexercised on February 12, 2002.

Note 11 -- Stock Warrants

Warrants Issued in Connection with the Preferred Financing and Bridge
Financing

  In conjunction with the Preferred Financing (Note 9) the Company issued contingent warrants to purchase 1,229,574 shares of Common Stock at exercise prices ranging from $2.67 to $51.25 in exchange for $1,000. During 2000, additional contingent warrants to purchase 423,946 were issued due to certain anti-dilution provisions in the contingent warrants. In addition, contingent warrants for 8,856 shares of Common Stock expired in 2000. At December 31, 2001, the Company had outstanding contingent warrants to issue 1,644,454 shares of Common Stock. The warrants could only be exercised to the extent that Class A Warrants were exercised by existing warrant holders and then only in the proportion of the Company's equity purchased and at the same exercise price as the exercising warrant holders. The proceeds of the Preferred Financing were allocated between the preferred stock and the warrants based on the relative fair values of the preferred stock and the warrants. The fair value allocated to the warrants granted was less than $1,000. The Class A Warrants expired on February 12, 2002 without any being exercised and accordingly the contingent warrants are no longer exercisable.

  Also in conjunction with the Preferred Financing (Note 9), the Company granted to financial advisors warrants to purchase 45,000 shares of Common Stock at exercise prices ranging from $2.67 to $5.30 per share. The relative fair value of the warrants granted was $1,000 and was reflected as paid in capital. The warrants are exercisable at any time prior to dates ranging from November 6, 2003 to June 10, 2004 and none had been exercised as of December 31, 2001.

  In conjunction with the 2000 Bridge Loan (Note 7), Big Star (Big Beaver and Westar Capital) received a warrant to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.00 per share, which was assigned a relative fair value of $173,000 (Note 7) and reflected as additional paid in capital. The warrant expires in 2005 if not exercised. The number of shares of Common Stock issuable upon exercise of this warrant and the exercise price of this warrant were adjusted in connection with the 2002 Private Placement
(Note 18).

  In conjunction with the 2001 Bridge Loan (Note 7), Big Beaver received a warrant that is exercisable for 326,087 shares of Common Stock at an exercise price of $1.15 per share, which were assigned a relative fair value of $226,000 (Note 7) and reflected as additional paid in capital. The warrant expires in 2006 if not exercised.

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

  On March 30, 2000, the Company announced its election to reduce by a factor of five the number of outstanding warrants, rather than continue to require five warrants to be exercised in order to acquire one share of Common Stock. Each warrant outstanding after making this adjustment represents the same interest as five outstanding warrants. As a result of this election and subject to the surrender by holders of existing warrant certificates and the cancellation of any warrants to acquire less than one share of Common Stock, the Company has in the aggregate 1,468,776 outstanding warrants to issue 1,468,776 shares of Common Stock, with each registered warrant holder entitled to convert one warrant for one share of Common Stock at an exercise price of $24.149.

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

  The Company may, upon 30 days' written notice, redeem each Class A Warrant in exchange for $.05 per Class A Warrant, provided that before any such redemption, the closing bid price of the Common Stock as reported by The Nasdaq SmallCap Market or the closing bid price on any national exchange (if the Company's Common Stock is listed thereon) shall have, for 30 consecutive days ending within 15 days of the date of the notice of redemption, averaged in excess of $43.75 (subject to adjustment in the event of any stock splits or other similar events). As of December 31, 2001, the Company had not exercised this option and none of these warrants had been exercised. Pursuant to the terms of the Class A Warrants, on February 12, 2002, these warrants expired unexercised.

Note 12 -- Stock Options

1997 and 1993 Stock Option Plans

  Under the Company's 1997 and 1993 Stock Option Plans (the "Plans"), as amended in May 2001, 1,300,000 and 110,000 shares, respectively, of the Company's Common Stock are reserved for issuance, pursuant to which officers and employees of the Company as well as other persons who render services to or are otherwise associated with the Company are eligible to receive qualified ("incentive") and/or non-qualified stock options.

  The Plans, which expire in April 2007 and 2003, respectively, are administered by the Board of Directors or a stock option committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions are determined by the Board of Directors or stock option committee at its sole discretion, in order to attract and retain personnel instrumental to the success of the Company. Incentive stock options granted under both Plans are exercisable for a period of up to ten years from the date of grant at an exercise price, which is not less than the fair market value of the Common Stock on the date of the grant.

  Options granted generally vest 20% per year over five years and expire after ten years. However, option vesting may be accelerated at the discretion of the Board of Directors.

  The following table summarizes stock option activity:

                                     1997 and 1993 Stock
                                         Option Plans         Bell Options
                                     -------------------- --------------------
                                                 Weighted             Weighted
                           Shares     Number of  Average   Number of  Average
                          Available    Options   Exercise   Options   Exercise
                          For Grant  Outstanding  Price   Outstanding  Price
                          ---------  ----------- -------- ----------- --------
Outstanding at December
 31, 1998................   121,583    198,250    12.35     118,422    13.25
Authorized............... 1,150,000         --       --          --       --
Granted..................  (760,000)   760,000     3.14          --       --
Canceled.................    90,990    (90,990)   10.98    (118,422)   13.25
                          ---------   --------    -----    --------    -----
Outstanding at December
 31, 1999................   602,573    867,260     4.63          --    $  --
                                                           ========    =====
Granted..................   (95,000)    95,000     5.25
Expired..................   (25,168)        --       --
Exercised................        --    (17,885)    3.10
Canceled.................    22,927    (22,927)    8.79
                          ---------   --------    -----
Outstanding at December
 31, 2000................   505,332    921,448     4.62
Granted..................   (99,000)    99,000     1.73
Expired..................   (17,000)        --       --
Canceled.................   189,826   (189,826)    5.60
                          ---------   --------    -----
Outstanding at December
 31, 2001................   579,158    830,622    $4.05
                          =========   ========    =====

  The following table summarizes information concerning currently outstanding and exercisable stock options for the 1993 and 1997 Stock Option Plans as of December 31, 2001:

                               Options Outstanding at          Options Exercisable
                                 December 31, 2001            at December 31, 2001
                       -------------------------------------- ---------------------
                                                    Weighted-             Weighted-
                                   Weighted-Average  Average    Number     Average
        Range of         Number       Remaining     Exercise  Vested and  Exercise
     Exercise Prices   Outstanding Contractual Life   Price   Exercisable   Price
     ---------------   ----------- ---------------- --------- ----------- ---------
    $1.05-- 2.91          95,000         5.66         $1.50      80,783     $1.30
     3.06-- 3.31         546,946         5.19          3.06     431,446      3.06
     3.45--11.40         141,881         7.56          4.96      84,231      5.39
    13.15--21.90          46,795         0.63         17.98      45,994     18.05
                         -------                                -------
                         830,622                                642,454
                         =======                                =======

  The Company accounts for these plans under APB Opinion No. 25. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts in the following table. The pro forma compensation costs may not be representative of that to be expected in future years.

                                                    Years ended December 31,
                                                    --------------------------
                                                     2001      2000     1999
                                                    -------  --------  -------
                                                         (In thousands,
                                                     except per share data)
     Net loss
      As reported.................................. $(7,691) $(11,274) $(7,575)
      Pro Forma....................................  (8,578)  (12,149)  (8,409)
     Basic and diluted loss per share
      As reported.................................. $ (1.66) $  (3.43) $ (8.29)
      Pro Forma.................................... $ (1.85)    (3.70)   (8.73)

  The fair value of each stock option grant has been estimated pursuant to SFAS No. 123 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                            1993 and 1997
                                                          Stock Option plans
                                                      --------------------------
                                                        2001     2000     1999
                                                      -------- -------- --------
     Risk-free interest rates........................    6.75%     6.5%       6%
     Expected dividend yield.........................     none     none     none
     Expected lives.................................. 5.0 yrs. 5.0 yrs. 4.5 yrs.
     Expected volatility.............................      96%      96%      96%

  The weighted average grant date fair values of options granted under the 1993 and 1997 Stock Option Plans during 2001, 2000 and 1999 were $1.43, $4.73 and $2.39, respectively.

Note 13 -- Supplemental Disclosure of Cash Flow Information and Non-Cash
Activity

  Significant non-cash items:

                                                                 Years ended
                                                                December 31,
                                                               ---------------
                                                               2001 2000  1999
                                                               ---- ----- ----
     Issuance of warrants to underwriter of
      private placement.......................................  --  1,440  --
     Exchange of bridge note payable for common stock.........  --  1,452  --
     Issuance of stock options to non-employees...............   3     47  --
     Issuance of common stock for bonus awards................ 245     --  --
     Issuance of warrants to underwriter in conjunction with
      the bridge loan                                           --    173  --
     Issuance of warrants to consultants for
      exclusivity rights......................................  --  1,369  --

  Cash paid for interest in 2001, 2000 and 1999 were $2,000, $51,000 and $21,000, respectively.

Note 14 -- Licenses

  In 1992, the Company obtained the worldwide license to manufacture and sell technology for a CCS product to individual automotive OEMs. Under the terms of the license agreement, royalties are payable based on cumulative net sales and do not require minimum payments. The Company has incurred royalty expense under this license agreement of $46,000, $33,000 and $43,000 in 2001, 2000 and 1999, respectively. These royalties are recorded as cost of goods sold.

Note 15 -- Commitments

  The Company leases its current facility in Irwindale, California from a partnership controlled by Dr. Bell, a shareholder of the Company. The lease expires on December 31, 2002, and requires the Company to pay $20,000 per month. The Company also leases certain equipment under operating leases, which expire through 2002. Rent expense under all of the Company's operating leases was $476,000, $348,000 and $328,000 for 2001, 2000 and 1999, respectively.
Future minimum lease payments under all operating leases are $402,000, $152,000, $159,000 and $73,000 in 2002, 2003, 2004 and 2005, respectively, and nil thereafter.

  The Company entered into an office and computer equipment lease under a long-term lease arrangement in 1997 which is reported as capital lease. The terms of this lease is five years with an interest rate of 13.3%. The final payment for this lease is November 2002. Lease payments under this capital lease are $6,000 for the year ending December 31, 2002 of which $1,000 represents total interest to be paid and $5,000 was included in liabilities at December 31, 2001.

  On March 28, 2001, the Company entered into a Manufacturing and Supply Agreement (the "Agreement") with Ferrotec Corporation ("Ferrotec"), a Tokyo-based manufacturer. The Agreement grants to Ferrotec the exclusive right to manufacture CCS units in certain countries primarily located in the Far East (the "Territory") for ultimate distribution by Amerigon to its customers within the Territory, with the understanding that the parties will enter into good faith negotiations to establish a joint venture for the purpose of purchasing, marketing, selling and distributing the CCS units in the Territory. The Territory includes China, Japan, Taiwan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the Agreement began April 1, 2001 and expires on April 1, 2011. The $2,000,000 fee paid by Ferrotec to the Company in connection with the Agreement has been recorded as a deferred manufacturing agreement liability on the consolidated financial statements and is being amortized as an offset to cost of sales expense on a straight-line basis over the term of the Agreement at a rate of $200,000 a year. Ferrotec also entered into a Subscription Agreement with the Company, whereby Ferrotec purchased 200,000 shares of unregistered Common Stock at $5.00 per share. The Subscription Agreement grants Ferrotec demand registration rights beginning one year from the closing of the Subscription Agreement and piggy-back registration rights if the Company proposes to register any securities before then. The Company received the $2,000,000 and $1,000,000 payments under the two agreements in April 2001.

Note 16 -- Related Party Transactions

Investment in BSST / Restricted Cash

  Dr. Lon Bell, the founder and Vice Chairman of Amerigon, established BSST as a Delaware limited liability company in August 2000. BSST is engaged in a research and development effort to improve the efficiency of thermoelectric devices. The objective of these efforts is to expand the applications of thermoelectric devices to automotive and non-automotive applications that could include, for example, temperature control and power generation.

  In September 2000, the Company entered into an option agreement with BSST to purchase 2,000 Series A Preferred Shares, which represents a 90% interest in BSST, for $2,000,000. At December 31, 2001, the Company has paid to BSST $1,369,000 and is required to pay an additional $631,000 in installments of no more than $133,000 in any month. This acquisition was accounted for by the purchase method of accounting. The Preferred Shares give the Company a 90% voting interest and a 90% interest in the results of operations of BSST. At the time of the exercise of its option, the Company recorded a charge to research and development costs of $357,000 representing the excess of its investment to date in BSST over the proportional underlying net assets of BSST. In addition, the Company recorded $136,900, which reflects 10% of the installments paid to BSST per the option agreement, as research and development expense.

  The consolidated financial statements at December 31, 2001, reflect the consolidated financial position and consolidated operating results of the Company and, since June 1, 2001, BSST. Intercompany accounts have been eliminated in consolidation. The 10% of BSST not owned by the Company is reflected as minority interest. Had the acquisition of BSST occurred as of January 1, 2001, the pro forma consolidated net loss for the year ended December 31, 2001, would not have been significantly different.

  Restricted cash represents cash that is available exclusively to BSST.

Outsourcing of Production

  In January 2002, the Company began outsourcing production of product for its North American customers to a supplier plant in Chihuahua, Mexico. The supplier is an affiliate of Big Beaver Investments LLC (one of the Company's two major shareholders). A significant cost reduction was achieved by the outsourcing of production to this plant. The Company anticipates the first shipments from this supplier plant in March 2002.

EV

  On March 23, 1999, the Company's Board of Directors agreed to form a subsidiary to hold the Company's electric vehicle (EV) operations. Pursuant to discussions held among the Company's Board of Directors and Dr. Bell, Vice Chairman of the Board and a shareholder of the Company, the Company agreed to sell to Dr. Bell a 15% interest in the EV subsidiary for $88,000. On March 29, 1999, the 15% was sold to Dr. Bell and was reflected as paid-in capital. On May 26, 1999, the shareholders voted to sell the remaining interest, 85%, of the EV subsidiary to Dr. Bell in exchange for all of his Class B Common Stock (Note 10). The Company recorded a loss of $36,000 on the transfer of related assets to Dr. Bell.

Lease of Building in Irwindale, California

  The Company leases its current facility in Irwindale, California from a partnership controlled by Dr. Bell, the founder and Vice Chairman of the Company (Note 15).

Note 17 -- Segment Reporting

  The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires the Company to disclose certain segment information used by management for making operating decisions and assessing the performance of the Company. Essentially, management evaluates the performance of its segments based primarily on operating results before depreciation and selling, general and administrative costs. Such accounting policies used are the same as those described in Note 3.

  The Company's reportable segments are as follows:

  . Climate Control Seats (CCS) -- variable temperature seat climate control system designed to improve the temperature comfort of automobile passengers.

  . BSST LLC (BSST) -- a subsidiary engaged in a research and development effort to improve the efficiency of thermoelectric devices and develop products based on this new technology.

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

  The table below presents information about the reported revenues and operating loss of Amerigon for the years ended December 31, 2001, 2000 and 1999 (in thousands, except footnote). Asset information by reportable segment is not reported, since management does not produce such information.

                                                         Reconciling        As
                                 CCS    BSST  AmeriGuard    Items        Reported
                                ------  ----  ---------- -----------     --------
   2001
    Revenue.................... $6,447  $ --     $ --      $   --         $6,447
    Operating loss............. (1,848) (991)      --      (4,548)(/1/)   (7,387)
   2000
    Revenue.................... $6,886  $ --     $ --      $   --         $6,886
    Operating loss............. (2,798)   --     (689)     (6,088)(/1/)   (9,575)
   1999
    Revenue.................... $  336  $ --     $ --      $   --         $  336
    Operating loss............. (3,316)   --     (847)     (3,481)(/1/)   (7,644)

---------------------
(1) Represents selling, general and administrative costs of $4,330,000, $5,859,000 and $3,255,000, respectively, and depreciation expense of $218,000, $229,000 and $226,000, respectively, for years ended December 31, 2001, 2000 and 1999.

  Revenue information by geographic area (in thousands):

                                                               2001   2000  1999
                                                              ------ ------ ----
     United States........................................... $2,868 $4,271 $336
     Asia....................................................  3,579  2,615   --
                                                              ------ ------ ----
     Total Revenues.......................................... $6,447 $6,886 $336
                                                              ====== ====== ====

  In 2001, two customers, one foreign (NHK) and one domestic (JCI), represented 56% and 43%, respectfully, of the Company's sales. In 2000, two customers, one foreign (NHK) and one domestic (JCI), represented 38% and 61%, respectively, of the Company's sales. In 1999, one customer (JCI) represented 87% of the Company's sales.

Note 18 -- Subsequent Events

  In January 2002, Ford announced that our CCS product would be offered as an option in the 2003 Expedition SUV. The 2003 Expedition will be available to the public in early summer 2002.

  In January 2002, the Company began outsourcing production of product for its North American customers to a supplier plant in Chihuahua, Mexico. The supplier is an affiliate of Big Beaver Investments LLC (one of the Company's two major shareholders). A significant cost reduction was achieved by the outsourcing of production to this plant. The Company anticipates the first shipments from this supplier plant in March 2002.

  On February 12, 2002, the Class A warrants to purchase 1,993,264 shares of Common Stock (Note 11) expired without any being exercised and, as a result, the contingent warrants issued by the Company are no longer exercisable as these contingent warrants were only exercisable to the extent that the Class A Warrants were exercised.

  On February 25, 2002, the Company completed the sale of 4,333,368 shares of Common Stock and warrants to purchase 2,166,684 shares of Common Stock in a Private Placement (the "2002 Private Placement") to selected institutional and accredited investors, resulting in total proceeds of $6,500,052, less issuance costs of $652,000. The $6,500,052 excludes $2,580,903 of a bridge loan and accrued interest (Note 7), which was exchanged by Big Beaver, the lender of the bridge loan, for 1,720,602 shares of Common Stock and warrants to purchase 860,301 shares of Common Stock. As partial compensation for service rendered in the Private Placement, Roth Capital Partners, LLC, was granted a warrant to purchase up to 550,005 shares of the Company's Common Stock at $2.00 per share. The value of such warrant of $985,000 was determined using the Black-Scholes model and will be recorded as a non-cash offering cost to paid in capital. The pro forma effect of the 2002 Private Placement is reflected in the Company's consolidated financial statements. The warrants issued in the private placement have an exercise price of $2.00 per share and expire on February 25, 2007. The expiration date of the warrants may be extended if the Company fails to maintain the effectiveness of a registration statement to be filed with the Securities and Exchange Commission in accordance with the terms of a registration rights agreement with the investors.

  Upon completion of the 2002 Private Placement:

  . a "change of ownership" under applicable federal tax statutes and regulations may have occurred, potentially subjecting approximately $18.8 million of the Company's current net operating losses (Note 5) to annual limitations against income in future periods; and

  . the number of shares of Common Stock issuable upon exercise, and the exercise price, of the warrant (Note 11) issued in conjunction with the 2000 Bridge Loan (Note 7) were adjusted to 166,667 and $1.50, respectively.

Note 19 -- Unaudited Pro Forma Balance Sheet Information

  The consolidated unaudited pro forma balance sheet reflects the completion of the 2002 Private Placement as if this transaction, as discussed in Note 18, had occurred on December 31, 2001. If the 2002 Private Placement had occurred on December 31, 2001, the basic and diluted net loss per share would have been $0.48.

                             AMERIGON INCORPORATED

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 2001, 2000 and 1999

                                 (In thousands)

                          Balance at Charged to Charged  Deductions Balance at
                          Beginning  Costs and  to Other    from      End of
Description               of Period   Expenses  Accounts  Reserves    Period
-----------               ---------- ---------- -------- ---------- ----------
Allowance for Doubtful
 Accounts
Year Ended December 31,
 1999....................      101        16        --       (59)         58
Year Ended December 31,
 2000....................       58        --        --        (3)         55
Year Ended December 31,
 2001....................       55        --        --        (5)         50

Allowance for Inventory
Year Ended December 31,
 1999....................      100       121        --      (101)        120
Year Ended December 31,
 2000....................      120        60        --       (12)        168
Year Ended December 31,
 2001....................      168        --      (168)       --          --

Allowance for Deferred
 Income Tax Assets
Year Ended December 31,
 1999....................   13,067     2,872        --        --      15,939
Year Ended December 31,
 2000....................   15,939     4,398        --        --      20,337
Year Ended December 31,
 2001....................   20,337     2,754        --        --      23,091

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Amerigon Incorporated


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 22 present fairly, in all material respects, the financial position of Amerigon Incorporated at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 22 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Orange County, California
March 20, 2002

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Amerigon Incorporated

                       By: /s/ Oscar B. Marx III _____
                              Oscar B. Marx III
                           Chief Executive Officer

                               March 22, 2002
                          _____________________________
                                    (Date)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

  Each person whose signature appears below hereby authorizes Oscar B. Marx III and Sandra L. Grouf, or any of them, as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

             Signature                         Capacity                 Date
             ---------                         --------                 ----


       /s/ Oscar B. Marx, III        Chief Executive Officer and   March 22, 2002
____________________________________  Director (Principal
         Oscar B. Marx, III           Executive Officer)


        /s/ Sandra L. Grouf          Chief Financial Officer,      March 22, 2002
____________________________________  Treasurer and Secretary
                                      (Principal Financial
          Sandra L. Grouf             Officer and Principal
                                      Accounting Officer)

          /s/ Lon E. Bell            Director                      March 22, 2002
____________________________________

            Lon E. Bell

      /s/ Francois J. Castaing       Director                      March 22, 2002
____________________________________
        Francois J. Castaing

         /s/ John W. Clark           Director                      March 22, 2002
____________________________________
           John W. Clark

           /s/ Paul Oster            Director                      March 22, 2002
____________________________________
             Paul Oster

        /s/ James J. Paulsen         Director                      March 22, 2002
____________________________________
          James J. Paulsen