Form 10-Q
period 2002-03-31
AMERIGON INC
filed 2002-05-15
CIK 903129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to .

Commission File Number: 0-21810

AMERIGON INCORPORATED
(Exact name of registrant as specified in its charter)

California	95-4318554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5462 Irwindale Avenue, Irwindale, California	91706
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (626) 815-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At May 9, 2002, the registrant had 10,771,230 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)

ASSETS
Current Assets:
Cash & cash equivalents	$4,209	$456
Restricted cash	503	496
Accounts receivable less allowance of $50	1,175	1,268
Inventory	2,030	1,163
Prepaid expenses and other assets	155	383

Total current assets	8,072	3,766
Property and equipment, net	1,263	1,192
Deferred exclusivity fee	805	878

Total assets	$10,140	$5,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,751	$1,446
Accrued liabilities	815	922
Bridge loan payable	—	2,037
Deferred manufacturing agreement—current portion	200	200

Total current liabilities	2,766	4,605
Deferred manufacturing agreement—long term portion	1,600	1,650
Minority interest in subsidiary	33	44

Total liabilities	4,399	6,299

Shareholders’ equity:
Preferred stock:
Series A—no par value; convertible; 9,000 shares authorized, 9,000 issued and outstanding at March 31, 2002 and December 31, 2001; liquidation preference of $10,733 and $10,575 at March 31, 2002 and December 31, 2001	8,267	8,267
Common stock:
No par value; 20,000,000 shares authorized, 10,771,000 and 4,717,000 issued and outstanding at March 31, 2002 and December 31, 2001	43,077	39,192
Paid-in capital	19,363	14,945
Deferred compensation	(22)	(22)
Accumulated deficit	(64,944)	(62,845)

Total shareholders’ equity	5,741	(463)

Total liabilities and shareholders’ equity	$10,140	$5,836

See accompanying notes to the condensed consolidated financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Product revenues	$1,525	$2,335
Cost of sales	1,324	2,035

Gross margin	201	300
Operating costs and expenses:
Research and development	902	735
Selling, general and administrative	1,213	1,404

Total operating costs and expenses	2,115	2,139

Operating Loss	(1,914)	(1,839)
Interest income	—	16
Interest expense	(152)	—
Minority interest	(33)	—

Net loss	$(2,099)	$(1,823)

Basic and diluted net loss per share	$(0.30)	$(0.41)

Weighted average number of shares outstanding	7,072	4,428

See accompanying notes to the condensed consolidated financial statements

AMERIGON INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Operating Activities:
Net loss	$(2,099)	$(1,823)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	121	176
Deferred revenue	—	(169)
Compensation from grant of non-employee stock options and warrants	—	2
Change in operating assets and liabilities:
Accounts receivable	93	128
Inventory	(867)	195
Prepaid expenses and other assets	228	48
Accounts payable	305	(940)
Accrued liabilities	(63)	114

Net cash used in operating activities	(2,282)	(2,269)

Investing Activities:
Purchase of property and equipment	(169)	(60)
Other investing activities	(11)	—
Increase in restricted cash	(7)	—

Net cash used in investing activities	(187)	(60)

Financing Activities:
Proceeds from issuance of common stock	6,500	—
Cost of issuance of common stock	(778)	—
Repayment of capital lease	—	(3)
Proceeds from bridge financing	500	—

Net cash provided by (used in) financing activities	6,222	(3)

Net increase (decrease) in cash and cash equivalents	3,753	(2,332)

Cash and cash equivalents at beginning of period	456	2,852

Cash and cash equivalents at end of period	$4,209	$520

See accompanying notes to condensed consolidated financial statements

AMERIGON INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1—The Company

Amerigon Incorporated (the “Company”) designs, develops, markets and manufactures proprietary high technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2001, the Company completed its second consecutive year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 225,000 units of its CCS product through March 2002 for installation in the Lincoln Navigator sport utility vehicle (“SUV”), Lexus LS 430 and Toyota Celsior luxury automobiles and Lincoln Mercury Blackwood luxury utility truck where its product is a standard feature for the first time.

The Company has a 90% interest in BSST LLC (“BSST”). BSST is engaged in a research and development effort to improve the efficiency of thermoelectric devices. Since June 1, 2001, the consolidated financial position and consolidated operating results of the Company have included BSST and are reflected in the condensed consolidated financial statements at March 31, 2002. Intercompany accounts are eliminated in consolidation.

Note 2—Basis of Presentation and Summary of Certain Accounting Policies

The accompanying condensed consolidated financial statements as of March 31, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering, as well as other equity and debt financing (Note 3). At March 31, 2002, we had cash and cash equivalents of $4,209,000 and working capital of $5,306,000. Based on our current operating plan, management believes cash at March 31, 2002, along with proceeds from future revenues, will be sufficient to meet operating needs through the end of 2002.

In the event that unfavorable conditions in the automotive industry or other factors adversely affect our cash and working capital position, we are prepared to implement measures to mitigate the impact of such events on our ability to satisfy our operating needs. Key elements of our contingency plan could include, but probably would not be limited to:

•	obtaining asset-based financing from banks or other financial institutions;

•	implementing internal cash conservation measures to limit discretionary spending; and

•	seeking outside financing for BSST’s operating needs.

AMERIGON INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

Note 3—Private Placement

On February 25, 2002, the Company completed the sale of 4,333,368 shares of Common Stock and warrants to purchase 2,166,684 shares of Common Stock in a private placement (the “Private Placement”) to selected institutional and accredited investors, resulting in total proceeds of $6,500,052, less issuance costs of $778,000. The value of the warrants issued with the Private Placement of $3,433,000 was determined using the Black-Scholes model and is recorded as paid-in capital. As partial compensation for service rendered in the Private Placement, Roth Capital Partners, LLC, was granted a warrant to purchase up to 550,005 shares of the Company’s Common Stock at $2.00 per share. The value of such warrant of $985,000 was determined using the Black-Scholes model and is recorded as a non-cash offering cost charged to paid-in capital. The warrants issued in the Private Placement have an exercise price of $2.00 per share and expire on February 25, 2007. We filed a registration statement relating to the resale of the securities offered in the Private Placement with the Securities and Exchange Commission on March 25, 2002 and the registration statement was declared effective on April 3, 2002.

Upon completion of the Private Placement:

•
a “change of ownership” under applicable federal tax statutes and regulations may have occurred, potentially subjecting approximately $21.8 million of the Company’s current net operating losses to annual limitations against income in future periods, and

•
the number of shares of Common Stock issuable upon exercise and the exercise price of the warrant issued in connection with a bridge loan in 2000 between the Company and Big Star Investments, LLC were adjusted to 166,667 and $1.50, respectively.

Note 4—Bridge Loan

On September 30, 2001, the Company obtained a bridge loan facility from Big Beaver Investments LLC (one of the Company’s two holders of preferred stock and then representing 28.1% ownership on an as converted basis) for an aggregate principal amount of up to $1,500,000 (the “Bridge Loan”). The Bridge Loan accrued interest at 10% per annum, payable at maturity, December 1, 2001 or on the date of the repayment. On December 1, 2001, Big Beaver and the Company amended the Bridge Loan to increase the aggregate principal amount to $2,500,000 and, with this amendment, increased the accrued interest to 12.5% per annum. The amended Bridge Loan was due on the earlier of March 1, 2002 or upon the occurrence of a Trigger Event, defined to have occurred when the Company (or its Board of Directors) shall have authorized, recommended, proposed or publicly announced its intention to enter into (or failed to recommend rejection of) any tender or exchange offer, merger, consolidation, liquidation, dissolution, business combination, recapitalization, acquisition, or disposition of a material amount of the assets of securities or any comparable transaction which has not been consented to in writing by Big Beaver. This loan was collateralized by substantially all of the Company’s assets.

AMERIGON INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

In connection with entering into the Bridge Loan, the Company issued a warrant for the right to purchase 652,174 shares (this number was reduced to 326,087 concurrent with completion of the Private Placement [Note 3]) of the Company’s Common Stock at a price of $1.15 per share. The proceeds of the Bridge Loan were allocated between the Bridge Loan and the warrants based upon their estimated relative fair values. The allocated value of the warrant was $226,000 and was amortized to interest expense as of December 31, 2001.

On February 25, 2002, a trigger event occurred with the completion of the Private Placement (Note 3) allowing the Company to exchange $2,580,903 of Bridge Loan debt, representing the principal amount of the Bridge Loan and accrued interest on that loan, for 1,720,602 shares of Common Stock and warrants to purchase 860,301 shares of Common Stock. The warrants issued with this exchange have an exercise price of $2.00 per share and expire on February 25, 2007.

Note 5—Inventory / Outsourcing of Production

Details of inventory by category, in thousands:

	March 31, 2002	December 31, 2001
Raw Material	$1,407	$866
Work in Process	87	53
Finished Goods	536	244

Total Inventory	$2,030	$1,163

In January 2002, the Company began outsourcing production of product for its North American customers to a supplier plant in Chihuahua, Mexico. This supplier is an affiliate of Big Beaver Investments, LLC (one of the Company’s two preferred shareholders). As of March 2002, the components held at this supplier plant are reported as raw material inventory. Completed CCS systems held by the supplier plant before shipment to the customer are reported as finished goods inventory.

AMERIGON INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Note 6—Net Loss per Share

The Company’s net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Because their effects are anti-dilutive, net loss per share for the three months ended March 31, 2002 and 2001, does not include the effect of:

	Three Months Ended March 31,
	2002	2001
Stock options outstanding for:
1993 and 1997 Stock Option Plans	736,528	896,914

Shares of Common Stock issuable upon the exercise of warrants	4,444,299	3,997,382

Shares of Common Stock issuable upon the exercise of an option to purchase Unit Purchase Options granted to underwriter	—	190,400

Shares of Common Stock issuable upon the conversion of Series A Preferred Stock	5,373,134	5,373,134

Total	10,553,961	10,457,830

Note 7—Research and Development Expense

The Company consolidates research and development expense with BSST. The following table details research and development expense by division, in thousands:

	Three Months Ended March 31
	2002	2001
Research and development expense:
Amerigon programs	$596	$735
BSST programs	306	—

Total research and development expense	$902	$735

AMERIGON INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Note 8—Segment Reporting

The tables below present segment information about the reported revenues and operating loss of the Company for the three months ended March 31, 2002 and 2001 (in thousands). Asset information by reportable segment is not reported because the Company does not produce such information.

For the Three Months Ended March 31,	CCS	BSST (1)	Reconciling Items		As Reported
2002
Revenue	$1,525	$—	$—		$1,525
Operating Loss	(395)	(306)	(1,213	)(2)	(1,914)
2001
Revenue	2,335	—	—		2,335
Operating Loss	(435)	—	(1,404	)(2)	(1,839)

(1)	BSST LLC is a subsidiary of the Company.

(2)
Represents selling, general and administrative costs of $1,165,000 and $1,340,000, respectively, and depreciation expense of $48,000 and $64,000, respectively, for the three months ended March 31, 2002 and 2001.

Product revenue information by geographic area (in thousands):

	Three Months Ended March 31,
	2002	2001
United States	$924	$690
Asia	601	1,645

Total Product Revenues	$1,525	$2,335

Product revenue information by customer, as a percent of total product revenues:

	Three Months Ended March 31,
	2002	2001
Domestic	61%	30%
Asian	39%	70%

Total Product Revenues	100%	100%

Note 9—Accrued Liabilities

Details of accrued liabilities (in thousands):

	March 31, 2002	December 31, 2001
Accrued salaries	$481	$310
Accrued vacation	128	138
Other accrued liabilities	206	474

Total accrued liabilities	$815	$922

Note 10—Class A Warrants

On February 12, 2002, the Class A Warrants to purchase 1,993,264 shares of Common Stock expired without any being exercised and, as a result, the contingent warrants issued by the Company are no longer exercisable as these contingent warrants were only exercisable to the extent that the Class A Warrants were exercised.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We design, develop, market and manufacture proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers. In 2001, we completed our second full year of producing and selling our CCS product, which provides year-round comfort by providing both heating and cooling to seat occupants. Since we started commercial production, we have shipped more than 225,000 units of our CCS product through March 2002 for installation in the Lincoln Navigator, Lexus LS 430 and Toyota Celsior luxury automobiles, and the Lincoln Blackwood luxury utility truck, where our CCS product is a standard feature (100% installation) for the first time.

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

Results of Operations

First Quarter 2002 Compared with First Quarter 2001

Revenues.    Revenues for the three months ended March 31, 2002 (“First Quarter 2002”) were $1,525,000 as compared with revenues of $2,335,000 for the three months ended March 31, 2001 (“First Quarter 2001”). This decrease of $810,000, or 35%, is due to market conditions in certain segments of the automotive industry in First Quarter 2002 and the shipment in First Quarter 2001 of larger numbers of CCS units to meet the stocking levels required by one of our customers for the introduction of two new vehicles. We anticipate the level of shipments to our current customer base to remain constant with volume increases occurring when new platforms are introduced in 2002.

Cost of Sales.    Cost of sales decreased to $1,324,000 in First Quarter 2002 from $2,035,000 in First Quarter 2001. This decrease of $711,000, or 35%, is due to the shipment in First Quarter 2001 of larger numbers of CCS units to meet the stocking levels required by one of our customers for the introduction of two new vehicles. We anticipate cost of sales to increase in absolute dollars while decreasing as a percentage of revenue. Cost of sales includes tooling costs and related reimbursements.

Research and Development Expenses.    Research and development expenses increased to $903,000 in First Quarter 2002 from $735,000 in First Quarter 2001. This $168,000, or 23%, increase was due primarily to the development efforts of our BSST subsidiary. We exercised our option in BSST in June 2001. This increase was partially offset by a reduction in headcount and decreased usage of outside computer aided design firms in First Quarter 2002.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased to $1,233,000 in First Quarter 2002 compared to $1,404,000 in First Quarter 2001. This $171,000, or 12%, decrease was due to travel and professional fees associated with the opening of our European office and completion of the Ferrotec Manufacturing and Supply Agreement in April 2001. In addition, selling, general and administrative expenses included investment expense in BSST before we exercised our option in BSST in June 2001.

We group development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in cost of sales.

Liquidity and Capital Resources

As of March 31, 2002, we had working capital of $5,306,000. We also had cash and cash equivalents of $4,209,000 at March 31, 2002. Our principal sources of operating capital have been the proceeds of our various financing transactions and CCS product revenues.

As of March 31, 2002, our cash and cash equivalents increased by $3,753,000 from $520,000 at December 31, 2001. Cash used in operating activities amounted to $2,282,000, which was mainly attributable to the net loss of $2,099,000. Cash used in investing activities amounted to $187,000, which is mainly attributable to the purchase of equipment of $169,000. Financing activities provided $6,222,000, which net of expenses and repayment of the 2001 bridge loan, is due to the completion of a private placement.

On February 25, 2002, we completed the sale of 4,333,368 shares of common stock and 2,166,684 warrants to purchase shares of common stock in a private placement to selected institutional and accredited investors, resulting in gross proceeds of $6,500,052. The $6,500,052 excludes $2,580,903 representing the principal amount of a bridge loan and accrued interest on that loan, which was exchanged by the holder for 1,720,602 shares of common stock and warrants to purchase 860,301 shares of common stock. We filed a registration statement relating to the resale of the securities offered in the private placement with the Securities and Exchange Commission on March 25, 2002 and the registration statement was declared effective on April 3, 2002.

BSST LLC was established in August 2000 by Dr. Lon E. Bell, the founder of Amerigon. BSST is engaged in a research and product development effort to improve the efficiency of thermoelectric devices. In September 2000, we entered into an option agreement with BSST to purchase a 90% interest in BSST for an aggregate of $2,000,000. We paid $150,000 to BSST for the option rights at that time. The original option agreement was amended to extend the termination date from January 31, 2001 to May 31, 2001, in exchange for additional option payments totaling $360,000. On May 31, 2001, we exercised our option by paying $400,000 to BSST. As of March 31, 2002, we have paid to BSST $1,584,000 and are required to pay an additional $416,000 in installments of no more than $133,000 in any month pursuant to the Option Agreement. In addition, we have, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year.

Until we are selling units in the automotive market with adequate volumes and margins, we expect to incur losses. The production volumes that we presently expect for the Lincoln Navigator, Lincoln Blackwood, Lexus LS 430 and Toyota Celsior will not be sufficient to break even. The addition of the high-volume Ford Expedition, the all-new 2003 Lincoln Aviator SUV, the new 2003 Infiniti Q45 full-sized luxury sedan, the newly introduced 2003 Infiniti M45 mid-sized luxury sports sedan plus one new vehicle line, are expected to generate sufficient volume by the end of 2002 for us to at least obtain break even results on an on-going basis. We are working with many automobile manufacturers for future introduction of our CCS technology in the 2004 model year (2003 calendar year) and beyond, but there is no guarantee these manufacturers will introduce our products.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At March 31, 2002, we had cash and cash equivalents of $4,209,000 and working capital of $5,306,000. Based on our current operating plan, management believes cash at March 31, 2002 along with proceeds from future revenues will be sufficient to meet operating needs through the end of 2002.

In the event that unfavorable conditions in the automotive industry or other factors adversely affect our cash and working capital position, we are prepared to implement measures to mitigate the impact of such events on our ability to satisfy our operating needs. Key elements of our contingency plan could include, but probably would not be limited to:

•	obtaining asset-based financing from banks or other financial institutions;

•	implementing internal cash conservation measures to limit discretionary spending; and

•	seeking outside financing for BSST’s operating needs.

Other Information

Certain matters discussed or referenced in this report, including our expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of platforms with major automotive manufacturers for our CCS product, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “continue”, or similar terms, variations of such terms or the negative of such terms. Such statements are based upon our current expectations and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such risks and uncertainties include the market demand for and performance of our products, our ability to develop, market and manufacture such products successfully, the viability and protection of our patents and other proprietary rights, and our ability to obtain new sources of financing. Additional risks associated with us and our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents. We place our investments in debt instruments of the U.S. government and in high-quality corporate issuers. We seek to ensure the safety and preservation of our invested funds by limiting default risk and market risk. We have no investments or transactions denominated in foreign country currencies and therefore are not subject to foreign exchange risk.

There have been no material changes with respect to market risk since the Form 10-K was filed for our year ended December 31, 2001.

PART II

OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

On February 25, 2002, the Company completed the sale of 4,333,368 shares of common stock and warrants to purchase 2,166,684 shares of common stock in a private placement under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933 to selected institutional and accredited investors, resulting in gross cash proceeds of $6,500,052. The $6,500,052 excludes $2,580,903 representing the principal amount of a bridge loan and accrued interest on that loan, which was exchanged by the holder for 1,720,602 shares of common stock and warrants to purchase 860,301 shares of common stock. The warrants issued in the private placement have an exercise price of $2.00 per share and expire on February 25, 2007. The Company filed a registration statement relating to the resale of the securities offered in the private placement with the Securities and Exchange Commission on March 25, 2002 and the registration statement was declared effective on April 3, 2002.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

4.1	Second Amended and Restated Bridge Loan Warrant dated February 12, 2002 with Big Beaver Investments LLC (1)

4.2	Form of Warrant issued on February 25, 2002 to Special Situations Funds (1)

4.3	Form of Warrant issued on February 25, 2002 to MicroCapital Funds (1)

4.4	Warrant issued on February 25, 2002 to Big Beaver Investments LLC (1)

10.1	Amended and Restated 1997 Stock Incentive Plan (2)

10.2	Purchase Agreement dated February 12, 2002 with Special Situations Funds (1)

10.3	Purchase Agreement dated February 12, 2002 with MicroCapital Funds (1)

10.4	Exchange Agreement dated February 12, 2002 with Big Beaver Investments LLC (1)

10.5	Form of Registration Rights Agreement dated February 25, 2002 with Special Situations Funds, MicroCapital Funds, and Big Beaver Investments LLC (1)

(1)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 25, 2002 (SEC file no. 000-21810).
(2)	Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2002 (SEC file no. 000-21810).

(b)    Reports on Form 8-K

On February 14, 2002, the Company filed a Current Report on 8-K (event date February 12, 2002) to report under item 5 (other events).

On March 1, 2002, the Company filed a Current Report on Form 8-K (event date February 25, 2002) to report under item 5 (other events).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGON INCORPORATED Registrant

By:	/s/ OSCAR B. MARX III
Oscar B. Marx III Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2002

By:	/s/ SANDRA L. GROUF
Sandra L. Grouf Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)