Form 10-Q
period 2002-06-30
AMERIGON INC
filed 2002-08-14
CIK 903129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

At August 9, 2002, the registrant had 10,771,230 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$1,340	$456
Restricted cash	320	496
Accounts receivable, less allowance of $50	2,135	1,268
Inventory	2,635	1,163
Prepaid expenses and other assets	247	383

Total current assets	6,677	3,766

Property and equipment, net	1,338	1,192
Deferred exclusivity fee	731	878

Total assets	$8,746	$5,836

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,274	$1,446
Accrued liabilities	657	922
Bridge loan payable	—	2,037
Deferred manufacturing agreement—current portion	200	200

Total current liabilities	3,131	4,605

Deferred manufacturing agreement—long term portion	1,550	1,650
Minority interest in subsidiary	5	44

Total liabilities	4,686	6,299

Shareholders’ equity (deficit):
Preferred stock:
Series A—no par value; convertible; 9,000 shares authorized, 9,000 issued and outstanding at June 30, 2002 and December 31, 2001; liquidation preference of $10,890 at June 30, 2002	8,267	8,267
Common stock:
No par value; 30,000,000 shares authorized, 10,771,000 and 4,717,000 issued and outstanding at June 30, 2002 and December 31, 2001	43,051	39,192
Paid-in capital	19,363	14,945
Deferred compensation	(22)	(22)
Accumulated deficit	(66,599)	(62,845)

Total shareholders’ equity (deficit)	4,060	(463)

Total liabilities and shareholders’ equity (deficit)	$8,746	$5,836

See accompanying notes to the condensed consolidated financial statements.

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Product revenues	$2,832	$1,117	$4,357	$3,452
Cost of sales	2,106	870	3,430	2,905

Gross margin	726	247	927	547
Operating costs and expenses:
Research and development	1,052	924	1,954	1,804
Selling, general and administrative	1,333	1,097	2,546	2,356

Total operating costs and expenses	2,385	2,021	4,500	4,160

Operating loss	(1,659)	(1,774)	(3,573)	(3,613)
Interest income (expense)	9	25	(143)	41
Minority interest in net loss of subsidiary	(5)	7	(38)	7

Net loss	$(1,655)	$(1,742)	$(3,754)	$(3,565)

Basic and diluted net loss per share:	$(0.15)	$(0.37)	$(0.42)	$(0.79)

Weighted average number of common shares outstanding	10,771	4,649	8,932	4,539

See accompanying notes to the condensed consolidated financial statements.

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Operating Activities:
Net loss	$(3,754)	$(3,565)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	259	302
Deferred revenue	—	(170)
Compensation from grant of non-employee stock options and warrants	—	58
Change in operating assets and liabilities:
Accounts receivable	(867)	393
Inventory	(1,472)	245
Prepaid expenses and other assets	136	363
Accounts payable	828	(1,272)
Accrued liabilities	(221)	(370)

Net cash used in operating activities	(5,091)	(4,016)

Investing Activities:
Purchase of property and equipment	(358)	(205)
Other investing activities	(39)	(7)
Increase (decrease) in restricted cash	176	(873)

Net cash used in investing activities	(221)	(1,085)

Financing Activities:
Proceeds from issuance of common stock	6,500	1,000
Cost of issuance of common stock	(804)	—
Proceeds from deferred manufacturing agreement		2,000
Repayment of capital lease	—	(2)
Proceeds from bridge financing	500	—

Net cash provided by (used in) financing activities	6,196	2,998

Net increase (decrease) in cash and cash equivalents	884	(2,103)
Cash and cash equivalents at beginning of period	456	2,852

Cash and cash equivalents at end of period	$1,340	$749

See accompanying notes to the condensed consolidated financial statements.

AMERIGON INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — The Company

Amerigon Incorporated (the “Company”) designs, develops, markets and manufactures proprietary high technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”) and their first tier suppliers. In 2001, the Company completed its second consecutive year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. Since the Company started commercial production in 1999, the Company has shipped more than 270,000 units of its CCS product through June 2002 for installation in the Lincoln Navigator sport utility vehicle (“SUV”), Ford Expedition SUV, Lexus LS 430 and Toyota Celsior luxury automobiles, the Lincoln Blackwood luxury utility truck and the Infiniti Q45 and M45 luxury automobiles. (Ford Motor Company has announced the discontinuation of the Lincoln Blackwood beginning in August 2002.)

The Company has a 90% interest in BSST LLC (“BSST”). BSST is engaged in a program to improve the efficiency of thermoelectric devices and to develop new products based on this technology. Since June 1, 2001, the consolidated financial position and consolidated operating results of the Company have included BSST and are reflected in the condensed consolidated financial statements since that date. Intercompany accounts are eliminated in consolidation.

Note 2 — Basis of Presentation and Summary of Certain Accounting Policies

The accompanying condensed consolidated financial statements as of June 30, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering, as well as other equity and debt financing (Note 3). At June 30, 2002, the Company had cash and cash equivalents of $1,340,000 and working capital of $3,546,000. Based on the Company’s current operating plan, management believes cash at June 30, 2002 along with future revenues and proceeds from an anticipated accounts receivable-based financing will be sufficient to meet operating needs through December 2002. The outcome from the Company’s efforts to obtain additional debt financing cannot be assured.

The planned exit from manufacturing in California is taking longer than expected and will be more costly than originally planned. Although the Company believes that significant cost savings will be achieved in the long term, the full benefit will be delayed with a negative effect on near-term profit and cash flow. Accordingly, the Company has implemented its contingency plan to mitigate the impact of these costs. Key elements of the plan include:

•	cost reductions from internal efficiencies;

•	implementing internal cash conservation measures to limit discretionary spending; and

•	seeking outside financing for BSST’s operating needs.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

Note 3 — Private Placement

On February 25, 2002, the Company completed the sale of 4,333,368 shares of Common Stock and warrants to purchase 2,166,684 shares of Common Stock in a private placement (the “Private Placement”) to selected institutional and accredited investors, resulting in total proceeds of $6,500,052, less issuance costs of $778,000. As partial compensation for service rendered in the Private Placement, Roth Capital Partners, LLC was granted a warrant to purchase up to 550,005 shares of the Company’s Common Stock at $2.00 per share. The value of such warrant of $985,000 was determined using the Black-Scholes model and is recorded as a non-cash offering cost charged to paid-in-capital. The warrants expire on February 25, 2007. We filed a registration statement relating to the resale of the securities offered in the private placement with the Securities and Exchange Commission on March 25, 2002 and the registration statement was declared effective on April 3, 2002.

Upon completion of the Private Placement:

•
a “change of ownership” under applicable federal tax statutes and regulations occurred, potentially subjecting approximately $21.8 million of the Company’s current net operating losses to annual limitations against income in future periods, and

•	the number of shares of Common Stock issuable upon exercise and the exercise price of warrants issued in connection with a bridge loan in 2000 were adjusted to 166,667 and $1.50, respectively.

Note 4 — Bridge Loan

On September 30, 2001, the Company obtained a bridge loan facility from Big Beaver Investments LLC (one of the Company’s two holders of preferred stock and then representing 28.1% ownership on an as converted basis) for an aggregate principal amount of up to $1,500,000 (the “Bridge Loan”). The Bridge Loan accrued interest at 10% per annum, payable at maturity, December 1, 2001, or on the date of the repayment. On December 1, 2001, Big Beaver and the Company amended the Bridge Loan to increase the aggregate principal amount to $2,500,000 and, with this amendment, increased the interest rate to 12.5% per annum. The amended Bridge Loan was due on the earlier of March 1, 2002 or upon the occurrence of a Trigger Event, defined to have occurred when the Company (or its Board of Directors) authorized, recommended, proposed or publicly announced its intention to enter into (or failed to recommend rejection of) any tender or exchange offer, merger, consolidation, liquidation, dissolution, business combination, recapitalization, acquisition, or disposition of a material amount of the assets of securities or any comparable transaction which was not consented to in writing by Big Beaver. This loan was collateralized by substantially all of the Company’s assets.

In connection with entering into the Bridge Loan, the Company issued a warrant for the right to purchase 652,174 shares (this number was reduced to 326,087 shares concurrent with completion of the Private Placement (Note 3)) of the Company’s Common Stock at a price of $1.15 per share. The proceeds of the Bridge Loan were allocated between the Bridge Loan and the warrants based upon their estimated relative fair values. The allocated value of the warrant was $226,000 and was amortized to interest expense as of December 31, 2001.

On February 25, 2002 a trigger event occurred with the completion of the Private Placement (Note 3) allowing the Company to exchange $2,580,903 of Bridge Loan debt, representing the principal amount of the Bridge Loan and accrued interest on that loan, for 1,720,602 shares of Common Stock and warrants to purchase 860,301 shares of Common Stock. The warrants issued with this exchange have an exercise price of $2.00 per share and expire on February 25, 2007.

Note 5 — Inventory / Outsourcing of Production

Details of inventory by category, in thousands:

	June 30, 2002	December 31, 2001

Raw Material	$1,837	$866
Work in Process	136	53
Finished Goods	662	244

Total Inventory	$2,635	$1,163

In January 2002, the Company began outsourcing production of product for its North American customers to a supplier plant in Chihuahua, Mexico (Note 1). This supplier is an affiliate of Big Beaver Investments LLC (one of the Company’s three major shareholders). As of June 2002, the components held at this supplier plant are reported as raw material inventory. Completed CCS systems held by the supplier plant before shipment to the customer are reported as finished goods inventory.

Note 6 — Net Loss per Share

The Company’s net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Because their effects are anti-dilutive, net loss per share for the three months and six months ended June 30, 2002 and 2001, does not include the effect of:

	Three and Six Months Ended June 30,
	2002	2001
Stock options outstanding for:
1993 and 1997 Stock Option Plans	776,005	860,280
Shares of Common Stock issuable upon the exercise of warrants	4,444,299	3,997,382
Shares of Common Stock issuable upon the exercise of an option to purchase Unit Purchase Options granted to underwriter	—	190,400
Common Stock issuable upon the conversion of Series A Preferred Stock	5,373,134	5,373,134

Total	10,593,438	10,421,196

Note 7 — Research and Development Expense

The Company consolidates research and development expense with BSST. The following table details research and development expense by division, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Research and development expense:
Amerigon programs	$758	$638	$1,354	$1,373
BSST programs	294	286	600	431

Total research and development expense	$1,052	$924	$1,954	$1,804

Note 8 — Segment Reporting

The tables below present segment information about the reported revenues and operating loss of Amerigon for the three and six months ended June 30, 2002 and 2001 (in thousands). Asset information by reportable segment is not reported since management does not produce such information.

For the Three Months Ended June 30,	CCS	BSST(1)	Reconciling Items		As Reported
2002
Revenue	$2,832	$—	$—		$2,832
Operating Loss	(32)	(294)	(1,333	)(2)	(1,659)
2001
Revenue	1,117	—	—		1,117
Operating Loss	(391)	(286)	(1,097	)(2)	(1,774)

(1)	BSST LLC is a subsidiary of the Company.

(2)
Represents selling, general and administrative costs of $1,285,000 and $1,048,000, respectively, and depreciation expense of $48,000 and $49,000, respectively, for the the three months ended June 30, 2002 and 2001.

For the Six Months Ended June 30,	CCS	BSST(1)	Reconciling Items		As Reported
2002
Revenue	$4,357	$—	$—		$4,357
Operating Loss	(427)	(600)	(2,546	)(2)	(3,573)
2001
Revenue	3,452	—	—		3,452
Operating Loss	(826)	(431)	(2,356	)(2)	(3,613)

(1)	BSST LLC is a subsidiary of the Company.

(2)
Represents selling, general and administrative costs of $2,450,000 and $2,242,000, respectively, and depreciation expense of $96,000 and $114,000, respectively, for the six months ended June 30, 2002 and 2001.

Product revenue information by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
North America	$2,116	$557	$3,080	$1,248
Asia	716	560	1,277	2,204

Total Product Revenues	$2,832	$1,117	$4,357	$3,452

Product revenue information by customer location, as a percent of total product revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
North America	75%	50%	71%	36%
Asia	25%	50%	29%	64%

Total Product Revenues	100%	100%	100%	100%

Note 9 — Class A Warrants

On February 12, 2002, the Class A warrants to purchase 1,993,264 shares of Common Stock expired without any being exercised and, as a result, the contingent warrants issued by the Company were no longer exercisable as these contingent warrants were only exercisable to the extent that the Class A Warrants were exercised. On May 12, 2002, these contingent warrants expired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We design, develop, market and manufacture proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers. In 2001, we completed our second full year of producing and selling our CCS product, which provides year-round comfort by providing both heating and cooling to seat occupants. Since we started commercial production, we have shipped more than 270,000 units of our CCS product through June 2002 for installation in the Lincoln Navigator luxury SUV, Ford Expedition SUV, Lexus LS 430 and Toyota Celsior luxury automobiles, the Lincoln Blackwood luxury utility truck and the Infiniti Q45 and M45 luxury automobiles. (Ford has announced the discontinuation of the Lincoln Blackwood, beginning August 2002.)

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

Results of Operations

Second Quarter 2002 Compared with Second Quarter 2001

Revenues.    Revenues for the three months ended June 30, 2002 (“Second Quarter 2002”) were $2,832,000 as compared with revenues of $1,117,000 for the three months ended June 30, 2001 (“Second Quarter 2001”). This increase of $1,715,000, or 154%, is due principally to the commencement of shipments of our CCS product for the high volume Ford Expedition in the Second Quarter 2002.

Cost of Sales.    Cost of sales increased to $2,106,000 in the Second Quarter 2002 from $870,000 in Second Quarter 2001. This increase of $1,236,000, or 142%, is due to the commencement of shipments for the high volume Ford Expedition in the Second Quarter 2002.

Research and Development Expenses.    Research and development expenses increased to $1,052,000 in the Second Quarter 2002 from $924,000 in the Second Quarter 2001. This $128,000, or 14%, increase was due primarily to an increase in the pace of the development efforts of our BSST subsidiary (see note 7 of the condensed consolidated financial statements) and prototype costs associated with our next generation CCS design.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $1,333,000 in the Second Quarter 2002 compared to $1,097,000 in the Second Quarter 2001. This $236,000, or 22%, increase was due to legal expenses associated with the completion of the 2001 Bridge Loan and costs associated with the outsourcing of production of CCS units for our North American customers to an assembly plant in Mexico.

We group development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in cost of sales.

Six Months Ending 2002 Compared with Six Months Ending 2001

Revenues.    Revenues for the six months ended June 30, 2002 (“2002”) were $4,357,000 as compared with revenues of $3,452,000 for the six months ended June 30, 2001 (“2001”). This increase of $905,000, or 26%, is due to the commencement of shipments for the high volume Ford Expedition in 2002, although our revenues in 2001 were unusually high due to the initial stocking levels in 2001 required by one of our Asian customers for introduction of two new vehicles. Without such initial stocking requirements, our revenue increase from 2001 would have been higher.

Cost of Sales.    Cost of sales increased to $3,430,000 in 2002 from $2,905,000 in 2001. This increase of $525,000, or 18%, is due to the commencement of shipments for the high volume Ford Expedition in 2002 somewhat offset by initial stocking levels in 2001 required by one of our Asian customers for introduction of two new vehicles.

Research and Development Expenses.    Research and development expenses increased to $1,954,000 in 2002 from $1,804,000 in 2001. This $150,000, or 8%, increase was due primarily to an increase in the development efforts of our BSST subsidiary (see note 7 of the condensed consolidated financial statements). We exercised our option in BSST in June 2001.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $2,546,000 in 2002 compared to $2,356,000 in 2001. This $190,000, or 8%, increase was due to legal expenses associated with the completion of the 2001 Bridge Loan and costs associated with the outsourcing of production of CCS units for our North American customers to an assembly plant in Mexico.

Liquidity and Capital Resources

As of June 30, 2002, we had working capital of $3,546,000. We also had cash and cash equivalents of $1,340,000 at June 30, 2002. Our principal sources of operating capital have been the proceeds of our various financing transactions and CCS product revenues.

As of June 30, 2002, our cash and cash equivalents increased by $884,000 from $456,000 at December 31, 2001. Cash used in operating activities amounted to $5,091,000, which was mainly attributable to the net loss of $3,754,000 and increased working capital to support the higher volumes and planned outsourcing of manufacturing. Cash used in investing activities amounted to $221,000, which is mainly attributable to the purchase of equipment of $358,000. Financing activities provided $6,196,000, which net of expenses, is due to the completion of a private placement.

On February 25, 2002, we completed the sale of 4,333,368 shares of common stock and 2,166,684 warrants to purchase shares of common stock in a private placement to selected institutional and accredited investors, resulting in gross proceeds of $6,500,052. The $6,500,052 excludes additional proceeds of $2,580,903 representing the principal amount of a bridge loan and accrued interest on that loan, which was exchanged by the holder for 1,720,602 shares of common stock and warrants to purchase

860,301 shares of common stock. We filed a registration statement relating to the resale of the securities offered in the private placement with the Securities and Exchange Commission on March 25, 2002 and the registration statement was declared effective on April 3, 2002.

BSST LLC was established in August 2000 by Dr. Lon E. Bell, the founder of Amerigon. BSST is engaged in a program to improve the efficiency of thermoelectric devices and develop products based on this new technology. In September 2000, we entered into an option agreement with BSST to purchase a 90% interest in BSST for an aggregate of $2,000,000. We paid $150,000 to BSST for the option rights at that time. The original option agreement was amended to extend the termination date from January 31, 2001 to May 31, 2001, in exchange for additional option payments totaling $360,000. On May 31, 2001, we exercised our option by paying $400,000 to BSST. As of June 30, 2002, the Company had paid to BSST $1,784,000 and is required to pay an additional $216,000 in installments of no more than $133,000 in any month pursuant to the Option Agreement. In addition, we have, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year.

Until we are selling units in the automotive market with adequate volumes and margin, we expect to incur losses. The production volumes that we presently expect for the Lincoln Navigator, Ford Expedition, Lexus LS 430 and Toyota Celsior and Infiniti Q45 and M45 will not be sufficient for our results of operations to be “break even.” The addition of two new vehicle lines by the end of 2002 and the addition of four new vehicle lines in the first half of 2003 are expected to generate sufficient volume to achieve break even or better results on an on-going basis. We are working with many automobile manufacturers for future introduction of our CCS technology in the 2004 model year (2003 calendar year) and beyond, but there is no guarantee these manufacturers will introduce our products.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At June 30, 2002, we had cash and cash equivalents of $1,340,000 and working capital of $3,546,000. Based on our current operating plan, management believes cash at June 30, 2002 along with proceeds from future revenues and borrowings from an anticipated accounts receivable-based financing will be sufficient to meet operating needs through the end of 2002. The outcome from our efforts to obtain additional debt financing cannot be assured.

The planned exit from manufacturing in California is taking longer and will be more costly than originally planned. Although significant cost savings will be achieved, the full benefit will be delayed with a negative effect on near-term profit and cash flow. Accordingly, we have implemented our contingency plan to mitigate the impact of these costs. Key elements of the plan include:

•	cost reductions from internal efficiencies;

•	implementing internal cash conservation measures to limit discretionary spending; and

•	seeking outside financing for BSST’s operating needs.

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report, including our expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of platforms with major automotive manufacturers, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as

“may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “continue”, or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described below and in our other filings with the Securities and Exchange Commission.

RISK FACTORS

Risks Relating to our Business

We are only in the early stage of commercialization and marketing of our products and our sales may not significantly increase

Although we began operations in 1991, we have only engaged in the commercial manufacturing and marketing of our products since 1999. In December 1997, we received our first production orders for our CCS product, but shipments of production units in 1998 were very small. We had product revenues of $6,447,000 in 2001, $6,886,000 in 2000 and $336,000 in 1999. Since we started commercial production, we have shipped more than 270,000 units of our CCS product through June 2002 for installation in the Lincoln Navigator luxury SUV, Ford Expedition SUV, Lexus LS 430 and Toyota Celsior luxury automobiles, the Lincoln Blackwood luxury utility truck and the Infiniti Q45 and M45 luxury automobiles. (Ford has announced the discontinuation of the Lincoln Blackwood beginning in August 2002.) There can be no assurance that sales will significantly increase or that we will become profitable.

We have had an accumulated deficit since our inception.

We had operating losses of $7,387,000 in 2001, $9,575,000 in 2000 and $7,644,000 in 1999. As of June 30, 2002, we have had an accumulated deficit since inception of $66,619,000. Our accumulated deficit is attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract.

Thus, approximately $33 million of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2001. We have been in production of the CCS product for approximately 26 months and have fixed operating costs that can only be absorbed by higher volumes. Our breakeven point is above our current production levels. As a result, we expect to continue to incur losses in the near term. We will not be able to achieve a quarterly operating profit by that time unless we are successful in increasing our CCS product revenues by that time.

We have suffered net losses of $7,691,000, $11,274,000 and $7,575,000 and we have used cash in operating activities of $6,677,000, $9,370,000 and $7,491,000 in 2001, 2000 and 1999, respectively.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At June 30, 2002, we had cash and cash equivalents of $1,340,000 and working capital deficit of $3,546,000. Based on our current operating plan, we believe cash at June 30, 2002 along with proceeds from future revenues and borrowings from an anticipated accounts receivable-based financing will be sufficient to meet our operating needs through December 2002. The outcome from our efforts to obtain additional debt financing cannot be assured.

The completion of our February 2002 private placement may have resulted in an “ownership change” of the Company under Section 382 of the Internal Revenue Code. As a result, the amount of our future annual income that can be offset by our prior net losses may be limited. This limit may be equal to our equity value on the change date multiplied by a “long term tax-exempt rate,” which was 5.01% as of the change date.

Our ability to market our product successfully depends on acceptance of our product by automotive manufacturers and consumers

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

We commenced initial production shipments for Ford vehicles in late November 1999. We are working with many other automotive manufacturers and their seat suppliers in an effort to have the CCS product included in other models commencing with the 2003 model year and beyond. We currently have active development programs on over twenty vehicle platforms, but no assurance can be given that our CCS product will be implemented in all of these vehicles. While we have the only actively-cooled seat available, competitors are introducing ventilated seats, which provide some of the cooled-seat attributes and are very price competitive with our CCS product. Additionally, heat only devices are readily available from our competitors.

We will need additional financing in the future

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

Based on our current operating plan, we believe cash at June 30, 2002 along with proceeds from future revenues and borrowings from an anticipated accounts receivable-based financing will be sufficient to meet our operating needs through December 2002. The outcome from our efforts to obtain additional debt financing cannot be assured. The actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control, and lower than expected sales of our product or higher than anticipated expenses could require us to need additional financing.

The disruption or loss of relationships with vendors and suppliers for the components for our products could materially adversely affect our business

Our ability to market and manufacture our products successfully is dependent on relationships with both third party vendors and suppliers. We rely on various vendors and suppliers for the components of our products and procure these components through purchase orders, with no guaranteed supply arrangements. Certain components, including thermoelectric devices, are only available from a limited number of suppliers. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows. Our business and operations could also be materially adversely affected by delays in deliveries from our suppliers.

The planned outsourcing of production entails risks of production interruption and unexpected costs

To date, we have been engaged in manufacturing in California for two years, producing moderate quantities. We are outsourcing production to lower-cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. The shift of production for North America to a supplier plant in Chihuahua, Mexico in the first quarter of 2002 resulted in some unexpected penalty costs and higher inventories to support the transition. Similar risks could exist for planned production shifts for Asian production later in 2002.

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

We are not sure we will be able to persuade potential customers of the merits of our products and justify their costs to increase our sales

Because of the sophisticated nature and early stage of development of our products, we will be required to educate potential customers and demonstrate that the merits of our products justify the costs associated with such products. We have relied on, and will continue to rely on, automobile manufacturers and their dealer networks to market our products. The success of any such relationship will depend in part on the other party’s own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and/or marketed by any such party. There can be no assurance that we will be able to continue to market our products properly so as to generate meaningful product sales increases.

The sales cycle for our products is lengthy and the lengthy cycle impedes growth in our sales

The sales cycle in the automotive components industry is lengthy and can be as long as five years or more for products that must be designed into a vehicle, because some companies take that long to design and develop a vehicle. Even when selling parts that are neither safety-critical nor highly integrated into the vehicle, there are still many stages that an automotive supply company must go through before achieving commercial sales. The sales cycle is lengthy because an automobile manufacturer must develop a high degree of assurance that the products it buys will meet customer needs, interface as easily as possible with the other parts of a vehicle and with the automobile manufacturer’s production and assembly process, and have minimal warranty, safety and service problems. As a result, from the time that a manufacturer develops a strong interest in our CCS product, it normally will take several years before our CCS product is available to consumers in that manufacturer’s vehicles.

In the automotive components industry, products typically proceed through five stages of research and development. Initial research on the product concept comes first, to assess its technical feasibility and economic costs and benefits. This stage often includes development of an internal prototype for the component supplier’s own evaluation. If the product appears feasible, the component supplier manufactures a functioning prototype to demonstrate and test the product’s features. These prototypes are then marketed and sold to automotive companies for testing and evaluation. If an automobile manufacturer shows interest in the product, it typically works with the component supplier to refine the product, then purchases second and subsequent generation engineering prototypes for further evaluation. Finally, the automobile manufacturer either decides to purchase the component for a production vehicle or terminates the program.

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

Our industry is subject to intense competition, and our products may be rendered obsolete by future technological developments in the industry

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

Any failure to protect our intellectual property could harm our business and competitive position

As of June 30, 2002, we owned ten U.S. patents and had seven U.S. patents pending and our subsidiary BSST LLC had seven U.S. patents pending and four foreign patients pending. We were also licensees of three patents and joint owners with Honda Motor Co. of two U.S. patents and five Japanese patent applications. We also owned twenty foreign patents and had fifteen foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in certain international markets. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992, with respect to technology similar to our CCS technology. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties and must continue to comply with those licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

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

We rely on trade secrets protection through confidentiality agreements, and these agreements could be breached

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

By December 2002, we will relocate our corporate offices to the Detroit area while technical development will remain in Southern California. With this move, key personnel not willing to relocate will need to be replaced, including our present CFO. Also, close coordination between our Detroit corporate offices and our Southern California team will be required.

Our reliance on outside major contractors may impair our ability to complete certain projects and manufacture products on a timely basis

We have in the past engaged certain outside contractors to perform product assembly and other production functions for us, and we anticipate that we may desire to engage contractors for such purposes in the future. We believe that there are a number of outside contractors that provide services of the kind that have been used by us in the past and that we may desire to use in the future. However, no assurance can be given that any such contractors would agree to work for us on terms acceptable to us or at all. Our inability to engage outside contractors on acceptable terms or at all would impair our ability to complete any development and/or manufacturing contracts for which outside contractors’ services may be needed.

Moreover, our reliance upon third party contractors for certain production functions will reduce our control over the manufacture of our products and will make us dependent in part upon such third parties to deliver our products in a timely manner, with satisfactory quality controls and on a competitive basis.

Our business exposes us to potential product liability risks

Our business will expose us to potential product liability risks which are inherent in the manufacturing, marketing and sale of automotive components. In particular, there may be substantial warranty and liability risks associated with our products. If available, product liability insurance generally is expensive. While we presently have an annual aggregate of $6,000,000 of product liability coverage ($5,000,000 on a per occurrence basis) with an additional $2,000,000 in product recall coverage, there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms with respect to other products we may develop, or that any insurance obtained will provide adequate protection against any potential liabilities. In the event of a successful claim against us, a lack or insufficiency of insurance coverage could have a material adverse effect on our business and operations.

Because many of the largest automotive manufacturers are located in foreign countries, our business is subject to the risks associated with foreign sales

Many of the world’s largest automotive manufacturers are located in foreign countries. Accordingly, our business is subject to many of the risks of international operations, including governmental controls, tariff restrictions, foreign currency fluctuations and currency control regulations. However, historically, substantially all of our sales to foreign countries have been denominated in U.S. dollars. As such, our historical net exposure to foreign currency fluctuations has not been material. No assurance can be given that future contracts will be denominated in U.S. dollars, however.

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

Risks Relating to Share Ownership

Our significant shareholders control the company

Big Beaver Investments LLC and Westar Capital II LLC each own 4,500 shares of Series A Preferred Stock, which are convertible into common stock at an initial conversion price of $1.675 per common share. On February 25, 2002, we entered into a separate agreement with Big Beaver pursuant to which it acquired an additional 1,720,602 shares of common stock and warrants to purchase an additional 860,301 shares of common stock at a price of $2.00 per share. Big Beaver and Westar Capital have the right to elect a majority of our directors as well as preemptive rights on future financings, so as to maintain their percentage ownership and have registration rights. Based upon the terms of the Series A

Preferred Stock, Big Beaver and Westar Capital together in the aggregate held approximately 46% of our common equity (on an as converted basis, excluding options and warrants) as of June 30, 2002.

Our quarterly results may fluctuate significantly, and our small public “float” adversely affects liquidity of our common stock and stock price

Our quarterly operating results may fluctuate significantly in the future due to such factors as acceptance of our product by automotive manufacturers and consumers, timing of our product introductions, availability and pricing of components from third parties, competition, timing of orders, foreign currency exchange rates, technological changes and economic conditions generally. Broad market fluctuations in the stock markets can, obviously, adversely affect the market price of our common stock. In addition, failure to meet or exceed analysts’ expectations of financial performance may result in immediate and significant price and volume fluctuations in our common stock.

Without a significantly larger number of shares available for trading by the public, or public “float,” our common stock is less liquid than stocks with broader public ownership, and as a result, trading prices of the common stock may significantly fluctuate and certain institutional investors may be unwilling to invest in such a thinly traded security.

We have anti-takeover defenses that could make it more difficult for a third party to acquire a majority of our outstanding voting stock

The Series A Preferred Stock, which is outstanding, confers upon its holders the right to elect five of seven members of the Board of Directors. In addition, the Series A Preferred Stock will vote together with the shares of common stock on any other matter submitted to shareholders. As of June 30, 2002, the holders of the Series A Preferred Stock had approximately 46% of our voting shares and had the ability to approve or prevent any subsequent change of control.

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

Future sales of eligible shares may lower the price of our common stock

On February 25, 2002, we completed the sale of 4,333,368 shares of common stock and warrants to purchase 2,166,684 shares of common stock in a private placement to selected institutional and accredited investors, resulting in gross proceeds of $6,500,052. The $6,500,052 excludes $2,580,903 representing the principal amount of a bridge loan and accrued interest on that loan, which was exchanged by the holder for 1,720,602 shares of common stock and warrants to purchase 860,301 shares of common stock. As partial compensation for services rendered in the private placement, Roth Capital Partners, LLC, was granted a warrant to purchase up to 550,005 shares of our common stock. The warrants issued in the private placement have an exercise price of $2.00 per share and expire on February 25, 2007. Although the shares issued in the private placement were restricted under the Securities Act, we filed with the Securities and Exchange Commission a registration statement under the Securities Act to permit the resale of the common stock issued in the private placement (including those shares issuable upon exercise of the warrants). The Securities and Exchange Commission declared the registration statement effective on April 3, 2002 and the shares are eligible for resale.

In March 2001, Tokyo-based Ferrotec Corporation acquired 200,000 restricted shares of our common stock. The subscription agreement granted Ferrotec demand registration rights beginning one year from the closing of the subscription agreement and piggy-back registration rights if we propose to register any securities before then. Ferrotec registered all of its shares in our March 2002 registration statement.

Our Series A Preferred Stock is convertible into 5,373,134 shares of common stock and the holders thereof possess demand and piggyback registration rights.

As part of the agreement with Ford dated March 2000, we granted warrants to Ford exercisable for our common stock. Warrants for the right to purchase 108,345 shares of common stock at an exercise price of $2.75 per share were issued and fully vested in 2000. Additional warrants will be granted and vested at progressively higher exercise prices based upon purchases by Ford of a specified number of CCS units throughout the length of the agreement. If Ford achieves all of the incentive levels required under the agreement, warrants will be granted and vested for an additional 1,300,000 shares of common stock.

Employees and directors (who are not deemed affiliates) hold options to buy 776,005 shares of common stock at June 30, 2002. We may issue options to purchase up to an additional 1,127,109 shares of common stock under our stock option plans. The common stock to be issued upon exercise of these options, has been registered, and therefore, may be freely sold when issued. As of June 30, 2002, we also have outstanding additional warrants to buy 758,964 shares of common stock with exercise prices ranging from $1.15 to $5.30 and have expiration dates ranging from November 6, 2003 to March 27, 2007. Future sales of the shares described above could depress the market price of our common stock.

We do not anticipate paying dividends on our common stock

We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the near future.

Delisting from an active trading market may adversely affect the liquidity and trading price of our common stock

Although our common stock is quoted on The Nasdaq SmallCap Market, there can be no assurance that we now, or in the future will be able to, meet all requirements for continued quotation thereon. In November 2001, we were informed by Nasdaq that it was reviewing our eligibility for continued listing on The Nasdaq SmallCap Market. We responded to Nasdaq’s inquiry in March 2002 and took actions to achieve compliance with its requirements and have received no further communication from Nasdaq since we submitted our response. Effective November 1, 2002, we also will need to comply with a Nasdaq requirement requiring the maintenance of a minimum stockholders’ equity of $2,500,000. In the absence of an active trading market or if our common stock cannot be traded on The Nasdaq SmallCap Market, our common stock could instead be traded on secondary exchanges, such as the OTC Bulletin Board. In such event, the liquidity and trading price of our common stock in the secondary market may be adversely affected. In addition, if our common stock is delisted, broker-dealers have certain regulatory burdens imposed on them which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Annual Meeting of Shareholders was held on May 22, 2002. The following summarizes each matter voted upon at the meeting and the number of votes cast for or against and the number of abstentions.

1.	As to the election of directors, the number of votes cast as to each nominee was as follows:

Elected by the Preferred Stockholders:

Nominee	For	Against	Abstain

Oscar B. Marx III	5,373,134	—	—
John W. Clark	5,373,134	—	—
Paul Oster	5,373,134	—	—
James J. Paulsen	5,373,134	—	—
Francois J. Castaing	5,373,134	—	—

Elected by the Common Stockholders:

Nominee	For	Against	Abstain

Lon E. Bell	8,261,005	—	7,161

2.
As to approval of amendment to the 1997 Stock Option Plan to increase in the aggregate number of shares available under the 1997 Plan; include the non-employee directors in the eligible class of persons for discretionary awards; and provide for initial option grants under the Non-Employee Director Program.

For	Against	Abstain

8,215,729	22,082	30,355

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on June 13, 2002.

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGON INCORPORATED
Registrant

Date: August 13, 2002	/s/ OSCAR B. MARX
Oscar B. Marx
Chief Executive Officer
(Principal Executive Officer)

/s/ SANDRA L. GROUF
Sandra L. Grouf
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)