Form 10-Q
period 2002-09-30
AMERIGON INC
filed 2002-11-15
CIK 903129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

At November 10, 2002, the registrant had 10,771,230 shares of common stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

(2)

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$602	$456
Restricted cash	78	496
Accounts receivable, less allowance of $50 at 2002 and 2001	2,924	1,268
Inventory, net	1,923	1,163
Prepaid expenses and other assets	413	383

Total current assets	5,940	3,766
Property and equipment, net	1,524	1,192
Deferred exclusivity fee	658	878

Total assets	$8,122	$5,836

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,368	$1,446
Accrued liabilities	904	922
Bridge loan payable	501	2,037
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	3,973	4,605
Deferred manufacturing agreement – long term portion	1,500	1,650
Minority interest in subsidiary	—	44

Total liabilities	5,473	6,299

Shareholders’ Equity (Deficit):
Preferred stock:
Series A – no par value; convertible; 9,000 shares authorized, 9,000 issued and outstanding at September 30, 2002 and December 31, 2001; liquidation preference of $11,048 at September 30, 2002	8,267	8,267
Common stock;
No par value; 30,000,000 shares authorized, 10,771,000 and 4,717,000 issued and outstanding at September 30, 2002 and December 31, 2001	43,051	39,192
Paid-in capital	19,363	14,945
Deferred compensation	(22)	(22)
Accumulated deficit	(68,010)	(62,845)

Total shareholders’ equity (deficit)	2,649	(463)

Total liabilities and shareholders’ equity (deficit)	$8,122	$5,836

See accompanying notes to the condensed consolidated financial statements.

(3)

AMERIGON INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Product revenues	$4,491	$1,506	$8,848	$4,958
Cost of sales	3,444	1,280	6,874	4,185

Gross margin	1,047	226	1,974	773
Operating costs and expenses:
Research and development	968	938	2,922	2,742
Selling, general and administrative	1,497	1,085	4,043	3,441

Total operating costs and expenses	2,465	2,023	6,965	6,183

Operating loss	(1,418)	(1,797)	(4,991)	(5,410)

Interest income (expense)	1	(8)	(142)	33

Minority interest in net loss (income) of subsidiary	6	19	(32)	26

Net loss	$(1,411)	$(1,786)	$(5,165)	$(5,351)

Basic and diluted net loss per share	$(0.13)	$(0.38)	$(0.54)	$(1.16)

Weighted average number of common shares outstanding	10,772	4,718	9,552	4,599

See accompanying notes to the condensed consolidated financial statements.

(4)

AMERIGON INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating Activities:
Net loss	$(5,165)	$(5,351)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	386	432
Deferred revenue	—	(170)
Compensation from grant of non-employee stock options and warrants	—	24
Change in operating assets and liabilities:
Accounts receivable	(1,656)	(34)
Inventory	(760)	520
Prepaid expenses and other assets	(30)	271
Accounts payable	922	(842)
Accrued liabilities	26	(378)

Net cash used in operating activities	(6,277)	(5,528)

Investing Activities:
Purchase of property and equipment	(648)	(158)
Other investing activities	(44)	36
(Increase) decrease in restricted cash	418	(372)

Net cash used in investing activities	(274)	(494)

Financing Activities:
Proceeds from issuance of common stock	6,500	1,000
Cost of issuance of common stock	(804)	—
Proceeds from deferred manufacturing agreement		2,000
Repayment of capital lease	—	(4)
Proceeds from bridge financing	1,001	500

Net cash provided by financing activities	6,697	3,496

Net increase (decrease) in cash and cash equivalents	146	(2,526)

Cash and cash equivalents at beginning of period	456	2,852

Cash and cash equivalents at end of period	$602	$326

See accompanying notes to condensed consolidated financial statements.

(5)

AMERIGON INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – The Company

          Amerigon Incorporated (the “Company”) designs, develops, markets and manufactures proprietary high technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”) and their first tier suppliers.  In 2001, the Company completed its second consecutive year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants.  Since the Company started commercial production in 1999, the Company has shipped more than 336,000 units of its CCS product through September 2002 for installation in the Lincoln Navigator Sport Utility Vehicle (“SUV”), Ford Motor Company (“Ford”) Expedition, Lexus LS 430 and Toyota Celsior luxury automobiles, the Lincoln Blackwood luxury utility truck, the Lincoln Aviator SUV and the Infiniti Q45 and M45 luxury automobiles.  (The CCS system was a standard feature in the Lincoln Mercury Blackwood, but Ford announced the discontinuation of the Blackwood beginning in August 2002.)

          The Company has a 90% interest in BSST, LLC (“BSST”).  BSST is engaged in a program to improve the efficiency of thermoelectric devices and to develop new products based on this technology.  Since June 1, 2001, the consolidated financial position and consolidated operating results of the Company have included BSST and are reflected in the condensed consolidated financial statements at September 30, 2002.  Intercompany accounts are eliminated in consolidation.

Note 2 – Basis of Presentation

          The accompanying condensed consolidated financial statements as of September 30, 2002 have been prepared by the Company without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the operating results for the full year.

          The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering, as well as other equity and debt financing (Note 3).  At September 30, 2002, the Company had cash and cash equivalents of $602,000 and working capital of $1,967,000.  Based on the Company’s current operating plan, management believes cash at September 30, 2002 along with future revenues and borrowings under an asset-based credit line (as described in Note 12) will be sufficient to meet operating needs through 2003. The Company is aware of Nasdaq's recent implementation of a requirement that Nasdaq listed companies maintain a minimum of $2.5 million in stockholders' equity to remain compliant with its listing standards. Based on the Company's current operating plan, management believes stockholders' equity at December 31, 2002 may fall below this minimum. The Company will be developing plans to deal with this possibility in the coming months.

          The transfer of the Company's manufacturing operations out of California has taken longer than planned to complete and has been more costly than originally planned. Although the Company believes significant cost savings will be achieved, the full benefit has been slightly delayed with a negative effect on near-term profit and cash flow. Accordingly, the Company has implemented its contingency plan to mitigate the impact of these costs.  Key elements of the plan include:

•	cost reductions from internal efficiencies;
•	implementing internal cash conservation measures to limit discretionary spending; and
•	obtaining asset-based financing to support growth-driven working capital needs.

(6)

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

Note 3 – 2002 Bridge Loan

          On September 24, 2002, the Company obtained a bridge loan facility from Big Beaver Investments LLC (“Big Beaver”), one of the Company’s two holders of preferred stock and then representing 28.1% ownership on an as converted basis, for an aggregate principal amount of up to $1,000,000 (the “2002 Bridge Loan”).  The 2002 Bridge Loan accrued interest at 12% per annum, payable on the first of each month.  The 2002 Bridge Loan was due on the earlier of November 24, 2002 or upon the commencement of an asset-based credit line with a lending institution.  Any unpaid principal and accrued interest beyond the due date would then accrue interest at 17% per annum.  This loan was collateralized by all of the Company’s accounts receivable.  As of September 30, 2002, the Company had made an initial draw of $500,000 which was repaid with accumulated interest on November 14, 2002 using a draw under the Credit Line.

Note 4 – Private Placement

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

the number of shares of common stock issuable upon exercise and the exercise price of the warrant issued in connection with a bridge loan in 2000 between the Company and Big Star Investments LLC were adjusted to 166,667 and $1.50, respectively.

Note 5 – 2001 Bridge Loan

          On September 30, 2001, the Company obtained a bridge loan facility from Big Beaver for an aggregate principal amount of up to $1,500,000 (the “2001 Bridge Loan”).  The 2001 Bridge Loan accrued interest at 10% per annum, payable at maturity, December 1, 2001 or on the date of the repayment.  On December 1, 2001, Big Beaver and the Company amended the 2001 Bridge Loan to increase the aggregate principal amount to $2,500,000 and, with this amendment, increased the interest

(7)

rate to 12.5% per annum.  The amended 2001 Bridge Loan was due on the earlier of March 1, 2002 or upon the occurrence of a Trigger Event, defined to have occurred when the Company (or its Board of Directors) authorized, recommended, proposed or publicly announced its intention to enter into (or failed to recommend rejection of) any tender or exchange offer, merger, consolidation, liquidation, dissolution, business combination, recapitalization, acquisition, or disposition of a material amount of the assets of securities or any comparable transaction which was not consented to in writing by Big Beaver.  This loan was collateralized by substantially all of the Company’s assets.

          In connection with entering into the 2001 Bridge Loan, the Company issued a warrant for the right to purchase 652,174 shares (this number was reduced to 326,087 shares concurrent with completion of the Private Placement, Note 4) of the Company’s common stock at a price of $1.15 per share.  The proceeds of the 2001 Bridge Loan were allocated between the 2001 Bridge Loan and the warrants based upon their estimated relative fair values.  The allocated value of the warrant was $226,000 and was amortized to interest expense as of December 31, 2001.

          On February 25, 2002 a Trigger Event occurred with the completion of the Private Placement (Note 4) allowing the Company  to exchange $2,580,903 of 2001 Bridge Loan debt, representing the principal amount of the 2001 Bridge Loan and accrued interest on that loan, for 1,720,602 shares of common stock and warrants to purchase 860,301 shares of common stock.  The warrants issued with this exchange have an exercise price of $2.00 per share and expire on February 25, 2007.

Note 6 – Inventory / Outsourcing of Production

          Details of inventory by category, in thousands:

	September 30, 2002	December 31, 2001

Raw Material	$1,277	$866
Work in Process	128	53
Finished Goods	518	244

Total Inventory	$1,923	$1,163

In January 2002, the Company began outsourcing production of product for its North American customers to a supplier plant in Chihuahua, Mexico.  This supplier is an affiliate of Big Beaver (one of the Company’s three major shareholders).  As of September 2002, the components held at this supplier plant are reported as raw material inventory.  Completed CCS systems held by the supplier plant before shipment to the customer are reported as finished goods inventory.

(8)

Note 7 – Net Loss per Share

          The Company’s net loss per share calculations are based upon the weighted average number of shares of common stock outstanding.  Because their effects are anti-dilutive, net loss per share for the nine months ended September 30, 2002 and 2001, does not include the effect of:

	Nine Months Ended September 30,

	2002	2001

Stock options outstanding for:
1993 and 1997 Stock Option Plans	1,026,005	860,280
Shares of common stock issuable upon the exercise of warrants	4,444,299	3,997,382
Shares of common stock issuable upon the exercise of an option to purchase Unit Purchase options granted to underwriter	—	190,400
Shares of common stock issuable upon the conversion of Series A Preferred Stock	5,373,134	5,373,134

Total	10,843,438	10,421,196

Note 8 – Research and Development Expense

          The Company consolidates research and development expense with BSST.  The following table details research and development expense by division, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Research and development expense:
Amerigon programs	$760	$628	$2,114	$2,001
BSST programs	208	310	808	741

Total research and development expense	$968	$938	$2,922	$2,742

(9)

Note 9 – Segment Reporting

          The tables below present segment information about the reported revenues and operating loss of Amerigon for the three and nine months ended September 30, 2002 and 2001 (in thousands).  Asset information by reportable segment is not reported since management does not produce such information.

For the Three Months Ended September 30,	CCS	BSST	Reconciling Items		As Reported

2002
Revenue	$4,491	$—	$—		$4,491
Operating Income (loss)	287	(208)	(1,497	)(1)	(1,418)
2001
Revenue	1,506	—	—		1,506
Operating Loss	(402)	(310)	(1,085	)(1)	(1,797)

(1) Represents selling, general and administrative costs of $1,449,000 and $1,036,000, respectively, and depreciation expense of $48,000 and $49,000, respectively, for the three months ended September 30, 2002 and 2001.

For the Nine Months Ended September 30,	CCS	BSST	Reconciling Items		As Reported

2002
Revenue	$8,848	$—	$—		$8,848
Operating Loss	(140)	(808)	(4,034	)(1)	(4,991)
2001
Revenue	4,958	—	—		4,958
Operating Loss	(1,228)	(741)	(3,441	)(1)	(5,410)

(1) Represents selling, general and administrative costs of $3,881,000 and $3,297,000, respectively, and depreciation expense of $162,000 and $144,000, respectively, for the nine months ended September 30, 2002 and 2001.

(10)

Product revenue information by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

North America	$3,029	$806	$6,119	$2,053
Asia	1,462	700	2,728	2,905

Total Product Revenues	$4,491	$1,506	$8,848	$4,958

Product revenue information by customer location, as a percent of total product revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

North America	67%	54%	69%	41%
Asia	33%	46%	31%	59%

Total Product Revenues	100%	100%	100%	100%

Note 10 – Accrued Liabilities

Details of accrued liabilities (in thousands):

	September 30, 2002	December 31, 2001

Accrued salaries	$422	$310
Accrued vacation	159	138
Other accrued liabilities	323	474

Total accrued liabilities	$904	$922

Note 11 – Class A Warrants

          On February 12, 2002, the Class A warrants to purchase 1,993,264 shares of common stock expired without any being exercised and, as a result, the contingent warrants issued by the Company were no longer exercisable as these contingent warrants were only exercisable to the extent that the Class A Warrants were exercised.  On May 12, 2002, these contingent warrants expired.

(11)

Note 12 – Subsequent Events

          On November 14, 2002 the Company obtained an asset-based, $3,000,000 revolving credit line with Comerica Bank (the “Credit Line”) to repay outstanding borrowings under the 2002 Bridge Loan (Note 3) and to fund future working capital requirements.  The debt under the Credit Line may not exceed the lesser of the Credit Line or a  borrowing formula (80% of eligible accounts receivable up to 90 days from invoice date).  The Credit Line bears interest of Comerica Bank’s prime rate plus 2.75%, which is accrued and charged monthly, with a term of one year from the date of closing.  The Credit Line is collateralized by all of the assets of the Company and the Company’s subsidiary, BSST.

         The Company made an initial draw of $1,060,000 on the credit line on November 14, 2002. The credit line contains certain covenants requiring the Company to meet accumulated earnings results.

          The Company is aware of Nasdaq's recent implementation of a requirement that Nasdaq listed companies maintain a minimum of $2.5 million in stockholder's equity to remain compliant with its listing standards. Based on the Company's current operating plan, management believes stockholders' equity at December 31, 2002 may fall below this minimum. The Company will be developing plans to deal with this possibility in the coming months.

          On October 31, 2002, the Company paid BSST $216,000 to fulfill its funding requirements under the Option Agreement. Since entering into the Option Agreement with BSST, the Company has paid $2,000,000 and has no further obligations under this agreement. As a majority owner of BSST, the Company has certain funding obligations to BSST of up to $500,000 per year.

(12)

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

               We design, develop, market and manufacture proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers.  In 2001, we completed our second full year of producing and selling our CCS product, which provides year-round comfort by providing both heating and cooling to seat occupants.  Since we started commercial production, we have shipped more than 336,000 units of our CCS product through September 2002 for installation in the Lincoln Navigator luxury SUV, Ford Expedition SUV, Lexus LS 430 and Toyota Celsior luxury automobiles, the Lincoln Blackwood luxury utility truck, Lincoln Aviator SUV and the Infiniti Q45 and M45 luxury automobiles.  (Our CCS product was a standard feature in the Lincoln Blackwood, but Ford announced the discontinuation of the Lincoln Blackwood as of August 2002.)

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

Results of Operations

Third Quarter 2002 Compared with Third Quarter 2001

               Revenues.  Revenues for the three months ended September 30, 2002 (“Third Quarter 2002”) were $4,491,000 as compared with revenues of $1,506,000 for the three months ended September 30, 2001 (“Third Quarter 2001”).  This increase of $2,985,000, or 198%, is due principally to the shipments of our CCS product for the Infiniti Q45 and M45 and high volume Ford Expedition in the Third Quarter 2002.

               Cost of Sales.  Cost of sales increased to $3,444,000 in the Third Quarter 2002 from $1,280,000 in Third Quarter 2001.  This increase of $2,164,000, or 169%, is due to the shipments for the Infiniti Q45 and M45 and high volume Ford Expedition in the Third Quarter 2002.

               Research and Development Expenses.  Research and development expenses increased to $968,000 in the Third Quarter 2002 from $938,000 in the Third Quarter 2001.  This $30,000, or 3%, increase was due primarily to an increase in prototype costs associated with our next generation CCS design.

               Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $1,497,000 in the Third Quarter 2002 compared to $1,085,000 in the Third Quarter 2001. This $412,000, or 38%, increase was due to costs associated with travel and freight for the outsourcing of production of CCS units for our North American customers to an assembly plant in Mexico and relocation of the corporate office from California to Dearborn, Michigan.

               We group development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry.  Costs for tooling, net of related reimbursements, are included in cost of sales.

(13)

Nine Months Ending 2002 Compared with Nine Months Ending 2001

               Revenues.  Revenues for the nine months ended September 30, 2002 (“2002”) were $8,848,000 as compared with revenues of $4,958,000 for the nine months ended September 30, 2001 (“2001”).  This increase of $3,890,000, or 78%, is due to the commencement of shipments for the Infiniti Q45 and M45 and high volume Ford Expedition in 2002.  We anticipate the level of shipments to our current customer base to remain relatively constant with volume increases occurring when new platforms are introduced in the fourth quarter and next year .

               Cost of Sales.  Cost of sales increased to $6,874,000 in 2002 from $4,185,000 in 2001.  This increase of $2,689,000, or 64%, is due to the commencement of shipments for the Infiniti Q45 and M45 and high volume Ford Expedition in 2002.

               Research and Development Expenses.  Research and development expenses increased to $2,922,000 in 2002 from $2,742,000 in 2001.  This $180,000, or 7%, increase was due primarily to an increase in the development efforts of our subsidiary BSST (see note 8 of the condensed consolidated financial statements) and prototype costs associated with our next generation CCS design.

               Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $4,043,000 in 2002 compared to $3,441,000 in 2001. This $602,000, or 17%, increase was due to legal expenses associated with the completion of the 2001 Bridge Loan, costs associated with travel and freight for the outsourcing of production of CCS units for our North American customers to an assembly plant in Mexico and the relocation of the corporate office from California to Dearborn, Michigan.

Liquidity and Capital Resources

               As of September 30, 2002, we had cash and cash equivalents of $602,000 and working capital of $1,967,000.    Our principal sources of operating capital have been the proceeds of our various equity and debt financing transactions and CCS product revenues.

               On November 14, 2002 we obtained an asset-based, $3,000,000 revolving credit line with Comerica Bank (the “Credit Line”) to repay outstanding borrowings under the September 2002 bridge loan facility from Big Beaver Investments LLC (“Big Beaver”) and to fund future working capital requirements.  The debt under the Credit Line may not exceed the lesser of the Credit Line or a borrowing formula (80% of eligible accounts receivable up to 90 days from invoice date).  The Credit Line bears interest of Comerica Bank’s prime rate plus 2.75%, which is accrued and charged monthly, with a term of one year from the date of closing.  The Credit Line is collateralized by all of our assets and our subsidiary, BSST.

               Based on our current operating plan, we believe cash at September 30, 2002, along with proceeds from future revenues and borrowings under the Credit Line with Comerica Bank, will be sufficient to meet our operating needs through 2003. We are aware of Nasdaq's recent implementation of a requirement that Nasdaq listed companies maintain a minimum of $2.5 million in stockholders' equity to remain compliant with its listing standards. Based on our current operating plan, management believes stockholders' equity at December 31, 2002 may fall below this minimum. We will be developing plans to deal with this possibility in the coming months.

               On September 24, 2002, we obtained a bridge loan facility from Big Beaver for an aggregate principal amount of up to $1,000,000 (the “2002 Bridge Loan”).  The 2002 Bridge Loan accrued interest at 12% per annum, payable on the first of each month.  The 2002 Bridge Loan was due on the earlier of November 24, 2002 or upon the commencement of an asset-based credit line with a lending institution.  Any unpaid principal and accrued interest beyond the due date would then accrue interest at 17% per

(14)

annum.  This loan was collateralized by all of our accounts receivable.  As of September 30, 2002, we had made an initial draw of $500,000 which was repaid with accumulated interest on November 14, 2002 using a draw under the Credit Line.

               As of September 30, 2002, our cash and cash equivalents increased by $146,000 from $456,000 at December 31, 2001.  Cash used in operating activities amounted to $6,277,000, which was mainly attributable to the net loss of $5,165,000 and increased working capital to support the higher volumes and outsourcing of manufacturing.  Cash used in investing activities amounted to $274,000, which is mainly attributable to the purchase of $648,000 of equipment offset by the reduction in restricted cash available for our subsidiary, BSST, of $418,000.  Financing activities provided $6,697,000, net of expenses, due to the completion of a private placement and the initial draw of $500,000 of the 2002 Bridge Loan.

               On February 25, 2002, we completed the sale of 4,333,368 shares of common stock and 2,166,684 warrants to purchase shares of common stock in a private placement to selected institutional and accredited investors, resulting in gross proceeds of $6,500,052.  The $6,500,052 excludes additional proceeds of $2,580,903 representing the principal amount of a bridge loan and accrued interest on that loan, which were exchanged by the holder for 1,720,602 shares of common stock and warrants to purchase 860,301 shares of common stock.  We filed a registration statement relating to the resale of the securities offered in the private placement with the Securities and Exchange Commission on March 25, 2002 and the registration statement was declared effective on April 3, 2002.

               BSST was established in August 2000 by Dr. Lon E. Bell, the founder of Amerigon.  BSST is engaged in a program to improve the efficiency of thermoelectric devices and develop products based on this new technology.  In September 2000, we entered into an option agreement with BSST to purchase a 90% interest in BSST for an aggregate of $2,000,000.  We paid $150,000 to BSST for the option rights at that time.  The original option agreement was amended to extend the termination date from January 31, 2001 to May 31, 2001, in exchange for additional option payments totaling $360,000.  On May 31, 2001, we exercised our option by paying $400,000 to BSST.  As of September 30, 2002, we had paid to BSST $1,784,000 and is required to pay an additional $216,000 in installments of no more than $133,000 in any month pursuant to the Option Agreement (Note 12).  In addition, we have, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year.

               Until we are selling units in the automotive market with adequate volumes and margin, we expect to incur losses.  The production volumes that we presently expect for the Lincoln Navigator, Ford Expedition, Lexus LS 430 and Toyota Celsior and Infiniti Q45 and M45 will not be sufficient for our results of operations to be “breakeven.”  The addition of volume production for the new Lincoln Aviator SUV and the start of production for the Lincoln LS in the fourth quarter of 2002 and several new vehicle lines in 2003 are expected to generate sufficient volume to achieve breakeven results and subsequent profitability on an on-going basis. We are working with many automobile manufacturers for future introduction of our CCS technology in the 2004 model year (2003 calendar year) and beyond, but there is no guarantee these manufacturers will introduce our products.

               The transfer of our manufacturing operations out of California has taken longer than planned to complete and has been more costly than originally planned.  Although we believe significant cost savings will be achieved, the full benefit has been slightly delayed with a negative effect on near-term profit and cash flow.  Accordingly, we have implemented our contingency plan to mitigate the impact of these costs.  Key elements of the plan include:

•	cost reductions from internal efficiencies;
•	implementing internal cash conservation measures to limit discretionary spending; and
•	obtaining asset-based financing to support growth-driven working capital needs.

(15)

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

RISK FACTORS

Risks Relating to our Business

We are only in the early stage of commercialization and marketing of our products and our sales may not significantly increase

               Although we began operations in 1991, we have only engaged in the commercial manufacturing and marketing of our products since 1999.    We had product revenues of $6,447,000 in 2001, $6,886,000 in 2000 and $336,000 in 1999.  Since we started commercial production, we have shipped more than 336,000 units of our CCS product through September 2002 for installation in the Lincoln Navigator luxury SUV, Ford Expedition SUV, Lexus LS 430 and Toyota Celsior luxury automobiles, the Lincoln Blackwood luxury utility truck, Lincoln Aviator SUV and the Infiniti Q45 and M45 luxury automobiles.  (Our CCS product was a standard feature in the Lincoln Blackwood, but Ford announced the discontinuation of the Lincoln Blackwood as of August 2002.)  There can be no assurance that sales will significantly increase or that we will become profitable.

We have incurred substantial operating losses since our inception and we are continuing to incur losses

               We have incurred substantial operating losses since our inception.  We had operating losses of $7,387,000 in 2001, $9,575,000 in 2000 and $7,644,000 in 1999.  As of September 30, 2002, we had accumulated deficits since inception of $68,010,000.  Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract.

               Approximately $33.0 million of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2001.  We have been in production of the CCS product for approximately three years and have fixed operating costs that can only be absorbed by higher volumes. Our breakeven point is above our current production levels.  As a result, we expect to continue to incur losses in the near term.  We will not be able to achieve a quarterly operating profit unless we are successful in increasing our CCS product revenues.

(16)

               We have suffered net losses of $7,691,000, $11,274,000 and $7,575,000 and we have used cash in operating activities of $6,677,000, $9,370,000 and $7,491,000 in 2001, 2000 and 1999, respectively.

               We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing.  At September 30, 2002, we had cash and cash equivalents of $602,000 and working capital of $1,967,000.  Based on our current operating plan, we believe cash at September 30, 2002 along with proceeds from future revenues and borrowings  under the Credit Line will be sufficient to meet our operating needs through 2003. We are aware of Nasdaq's recent implementation of a requirement that Nasdaq listed companies maintain a minimum of $2.5 million in stockholders' equity to remain compliant with its listing standards. Based on our current operating plan, management believes stockholders' equity at December 31, 2002 may fall below this minimum. We will be developing plans to deal with this possibility in the coming months.

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

(17)

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

               Based on our current operating plan, we believe cash at September 30, 2002 along with proceeds from future revenues and borrowings  under the Credit Line will be sufficient to meet our operating needs through 2003.  The actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control, and lower than expected sales of our product or higher than anticipated expenses could require us to need additional financing.  We are aware of Nasdaq's recent implementation of a requirement that Nasdaq listed companies maintain a minimum of $2.5 million in stockholders' equity to remain compliant with its listing standards. Based on our current operating plan, management believes stockholders' equity at December 31, 2002 may fall below this minimum. We will be developing plans to deal with this possibility in the coming months.

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

The planned outsourcing of production entails risks of production interruption and unexpected costs

               To date, we have been engaged in manufacturing in California for three years, producing moderate quantities. We are outsourcing production to lower-cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. The shift of production for North America to a supplier plant in Chihuahua, Mexico in the first quarter of 2002 resulted in some unexpected penalty costs and higher inventories to support the transition. Similar risks could exist for planned production shifts for Asian production later in 2002.

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

(18)

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

(19)

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

Any failure to protect our intellectual property could harm our business and competitive position

               As of September 30, 2002, we owned nine U.S. patents and had eight U.S. patents pending and our subsidiary BSST had eleven U.S. patents pending and five foreign patents pending. We were also licensees of three patents and joint owners with Honda Motor Co. of two U.S. patents and five Japanese patent applications. We also owned twenty foreign patents and had fifteen foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in certain international markets. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992, with respect to technology similar to our CCS technology. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties and must continue to comply with those  licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

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

(20)

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

Our success will depend in large part on retaining key personnel, which may be affected by the planned relocation of our corporate offices

               Our success will depend to a large extent upon the continued contributions of key personnel. The loss of the services of Dr. Lon E. Bell, the head of BSST, our research and development subsidiary, would have a material adverse effect on the success of Amerigon. We have obtained key-person life insurance coverage in the amount of $2,000,000 on the life of Dr. Bell.

               Our success will also depend, in part, upon our ability to retain qualified engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel.

               By December 2002, we will complete the relocation of our corporate offices to the Detroit area while technical development will remain in Southern California.  With this move, key personnel not willing to relocate will need to be replaced, including our present CFO.  Also, close coordination between our Detroit corporate offices and our Southern California team will be required.

(21)

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

(22)

Risks Relating to Share Ownership

Our significant shareholders control the Company

               Big Beaver and Westar Capital II LLC (“Westar Capital”) each own 4,500 shares of Series A Preferred Stock, which are convertible into common stock at an initial conversion price of $1.675 per common share.   On February 25, 2002, we entered into a separate agreement with Big Beaver pursuant to which it acquired an additional 1,720,602 shares of common stock and warrants to purchase an additional 860,301 shares of common stock at a price of $2.00 per share.  Big Beaver and Westar Capital have the right to elect a majority of our directors as well as preemptive rights on future financings, so as to maintain their percentage ownership and  have registration rights.  Based upon the terms of the Series A Preferred Stock, Big Beaver and Westar Capital together in the aggregate held approximately 41% of our common equity (on an as converted basis, excluding options and warrants) as of September 30, 2002.

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

We have anti-takeover defenses that could make it more difficult for a third party to acquire a majority of our outstanding voting stock

               The Series A Preferred Stock, which is outstanding, confers upon its holders the right to elect five of seven members of the Board of Directors. In addition, the Series A Preferred Stock will vote together with the shares of common stock on any other matter submitted to shareholders.  As of September 30, 2002, the holders of the Series A Preferred Stock had approximately 41% of our voting shares and had the ability to approve or prevent any subsequent change of control.

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

(23)

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

               Employees and directors (who are not deemed affiliates) hold options to buy 1,026,005 shares of common stock at September 30, 2002.  We may issue options to purchase up to an additional 877,109 shares of common stock at September 30, 2002, under our stock option plans. The common stock to be issued upon exercise of these options, has been registered, and therefore, may be freely sold when issued.  As of September 30, 2002, we also have outstanding additional warrants to buy 758,964 shares of common stock with exercise prices ranging from $1.15 to $5.30 and have expiration dates ranging from November 6, 2003 to March 27, 2007.  Future sales of the shares described above could depress the market price of our common stock.

We do not anticipate paying dividends on our common stock

               We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the near future.

(24)

Delisting from an active trading market may adversely affect the liquidity and trading price of our common stock

               Although our common stock is quoted on The Nasdaq SmallCap Market, there can be no assurance that we now, or in the future will be able to, meet all requirements for continued quotation thereon. In November 2001, we were informed by Nasdaq that it was reviewing our eligibility for continued listing on The Nasdaq SmallCap Market.  We responded to Nasdaq’s inquiry in March 2002 and took actions to achieve compliance with its requirements and have received no further communication from Nasdaq since we submitted our response.  Effective November 1, 2002, Nasdaq rules require us to also maintain  a minimum stockholders’ equity of $2,500,000.  Based on our current operating plan, we believe our stockholders’ equity at December 31, 2002 may fall below this minimum.  If that occurs, we would need to present Nasdaq with a plan to achieve and sustain long term compliance with all applicable Nasdaq listing criteria, including the minimum stockholders’ equity requirement.

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

(25)

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

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

               In the 90-day period before the filing of this report, the chief executive officer and chief financial officer (collectively, the "certifying officers") have evaluated the effectiveness of the Company’s disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. The certifying officers concluded, based on their evaluation, that the Company's current disclosure controls and procedures are effective for the Company.

Changes in Internal Controls

               No significant changes in the Company's internal controls or in other factors were detected that could significantly affect the Company's internal controls subsequent to the date when these internal controls were evaluated.

(26)

PART II

OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

On August 14, 2002, the Company filed a Current Report on Form 8-K (event date August 14, 2002) to report under Item 9 (Regulation FD disclosure).

On September 27, 2002, the Company filed a Current Report on Form 8-K (event date September 24, 2002) to report under Item 5 (other events) and Item 7 (exhibits).

(27)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGON INCORPORATED

Registrant

Date: November 14, 2002	/s/ OSCAR B. MARX

Oscar B. Marx Chief Executive Officer

/s/ SANDRA L. GROUF

Sandra L. Grouf Chief Financial Officer (Chief Accounting Officer)

CERTIFICATIONS

I, Oscar B. Marx, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Amerigon Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(28)

           b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	11/14/02

By:	/s/ Oscar B. Marx III

Name:	Oscar B. Marx III

Title:	Chief Executive Officer

I, Sandra L. Grouf, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Amerigon Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(29)

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	11/14/02

By:	Sandra L. Grouf

Name:	Sandra L. Grouf

Title:	Chief Financial Officer

(30)