Form 10-K
period 2002-12-31
AMERIGON INC
filed 2003-03-31
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 0-21810

AMERIGON INCORPORATED

(Exact name of registrant as specified in its charter)

California	95-4318554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Town Center Dr., Ste. 200, Dearborn, MI	48126-2716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (313) 336-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2002, was $10,214,002. (For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant). As of June 28, 2002, the registrant had 10,771,230 of its shares of its common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III.

AMERIGON INCORPORATED

ITEM 1.    BUSINESS

General

We design, develop and market proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers. In 2002, we completed our third full year of producing and selling our Climate Control Seat™ (“CCS™”) product, which provides year-round comfort by providing both active heating and cooling to seat occupants. Since we started commercial production, we have shipped more than 425,000 units of our CCS product to four customers, Johnson Controls, Inc., Lear Corporation, NHK Spring Company, Ltd and Marubeni Vehicle Corporation. Johnson Controls supplies the CCS product to the Ford Motor Company (“Ford”) for use in the high volume Expedition sports utility vehicles (“SUV’s”) and the Lincoln Mercury division of Ford for installation in the Lincoln Navigator SUV, as well as the Lincoln LS luxury automobile. Lear also supplies the CCS product for installation into the Lincoln Aviator SUV. NHK supplies our CCS product to Toyota Motor Corporation for use in the Lexus LS 430 and Toyota Celsior luxury automobiles. Marubeni supplies the CCS product to Nissan for use in the Infiniti Q45 and M45 luxury automobiles.

We were incorporated in California in 1991 and originally focused our efforts on developing electric vehicles and high technology automotive systems. Because the electric vehicle market did not develop as anticipated, we have focused our efforts on our CCS product, our only commercial product at the present time, and products derived from our efficient thermoelectric (“TED”) technology.

Business Strategy

Our strategy is to build upon our existing relationships with automobile manufacturers and their suppliers and to become the leading provider of climate-controlled seating to the automotive marketplace. Our strategy includes the following key elements:

•	Continuing to encourage automobile manufacturers to specify that their seat suppliers install our CCS product

•	Working with first tier seat suppliers to offer our product to their customers

•	Completing development of the next generation of the CCS technology

•	Increasing global penetration with automotive companies

•	Continuing to expand our intellectual property

Products

Climate Control Seat

Our CCS product utilizes exclusive licensed and patented technology, as well as three of our own patents, on a variable temperature seat climate control system to enhance the comfort of vehicle passengers. We have additional patents pending for further improvements we have made to the CCS and TED technology. Our CCS product uses one or more solid-state thermoelectric devices, which generate heating or cooling depending upon the polarity of the current applied to the device.

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

Our CCS product has reached the stage where it can be mass-produced for a particular automobile manufacturer. Since each vehicle model’s seats are different, we must tailor the CCS components to meet each seat design. In the past four years, we have supplied prototype seats containing our CCS product to virtually every major automobile manufacturer and seat supplier. If a manufacturer wishes to integrate our CCS product into a seat, it provides us with automotive seats to be modified so that we can install a unit in a prototype. The seat is then returned to the manufacturer for evaluation and testing. If a manufacturer accepts our CCS product, a program can then be launched for a particular model on a production basis, but it normally takes one to two years from the time a manufacturer decides to include our CCS product in a vehicle model to actual volume production for that vehicle. During this process, we derive minimal funding from prototype sales but generally obtain no significant revenue until mass production begins. We have active development programs on over twenty-five vehicle platforms, although we cannot be certain that our CCS product will be implemented on any of these vehicles.

In March 2000, we entered into an agreement with Ford Motor Company, which gives us the exclusive right to supply our CCS product to Ford’s first tier suppliers for installation in Ford, Lincoln and Mercury branded vehicles produced and sold in North America (other than Ford-branded vehicles produced by AutoAlliance International, Inc.) through December 31, 2004. Ford is not obligated to purchase any CCS units, however, under the agreement.

We currently supply our CCS product to the following automobile manufacturers and seat suppliers:

Vehicle	Seat Supplier	Number of Units Sold in 2002	Program Started
Lexus LS 430/Toyota Celsior luxury sedan	NHK	54,040	June 2000
Ford Expedition/Lincoln Navigator SUV’s	Johnson Controls	131,181	January 2002/November 1999
Lincoln LS luxury sedan	Johnson Controls	8,332	October 2002
Infiniti Q45/M45 luxury sedans	Johnson Controls, Asia (Marubeni)	10,726	June 2002
Lincoln Aviator sports utility vehicle	Lear	15,370	August 2002
Lincoln Blackwood sports utility vehicle*	Lear	5,400	November 2001

*	This vehicle program was discontinued by Ford during 2002. No additional units are expected to be sold.

Discontinued Products

We were founded in 1991 to focus on advanced automotive technologies, including electric vehicles. We suspended funding the electric vehicle program in August 1998. During 2000, we had another product under development, the AmeriGuard™ radar-based speed and distance sensor system, designed to alert drivers to the presence of objects near the vehicle. We decided to cease funding the development of AmeriGuard in December 2000 to focus our resources on marketing of the CCS product and developing the next generation CCS device.

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

We continue to do additional research and development to advance the design of the CCS product with the goal of making the unit less complex, easier to package and less expensive to manufacture and install. There can be no assurance that this development program will result in improved products. A broad patent has been approved, but not yet been issued, for the next generation of our CCS product.

Research and development expenses for our CCS technology include not only development of next generation technologies but also application engineering (meaning engineering to adapt CCS components to meet the design criteria of a particular vehicle’s seat and electrical system). Vehicle seats are not all the same and each has different configuration requirements. Any related reimbursements for the costs incurred in this adaptation process are accounted for as a credit to research and development expense.

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

The net amounts spent for research and development activities in 2002, 2001 and 2000 were $3,910,000 $3,836,000 and $4,099,000, respectively. Also included in research and development are expenses associated with BSST of $1,052,000, $991,000 and nil for 2002, 2001 and 2000, respectively. Because of changing levels of research and development activity, our research and development expenses fluctuate from period to period.

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

For our most recent fiscal year, our revenues to Johnson Controls, NHK, Lear and Marubeni were $9,037,000, $3,960,000, $1,308,000 and $966,000, representing 59.2%, 25.9%, 8.6% and 6.3% of total revenues, respectively.

Initial customer response to our CCS product has been positive. During 2000, we engaged an independent polling firm to poll a sample of Lincoln Navigator owners, some with our CCS product and some without. Results showed that customer satisfaction with our CCS product was high and that most owners with CCS product would purchase it as an option in the future.

Replacing the traditional seat heater, our CCS product is currently offered as an optional feature on the Ford Expedition, Lincoln Navigator, Aviator and LS, Lexus LS 430, Toyota Celsior and Infiniti Q45 and M45. In November 2002, our CCS product was selected for installation as a standard product in the 2003 Cadillac XLR, our first General Motors platform. In March 2003, our CCS product was announced as an available option on the 2004 Mercury Monterey and 2004 Cadillac Deville.

Outsourcing, Contractors and Suppliers

To date, we have been engaged in manufacturing in California for three years, producing moderate quantities. We have outsourced production to lower-cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. The shift of production for North America and Asia to a supplier plant in Chihuahua, Mexico in the first quarter of 2002 resulted in some unexpected penalty costs and higher inventories to support the transition, but lower-costs expected as a result of such transition were realized during the balance of 2002.

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

In March 2001, we entered into a manufacturing and supply agreement with Ferrotec Corporation, a Tokyo-based manufacturer. In exchange for a $2.0 million fee, we granted Ferrotec the exclusive right to manufacture CCS products for ultimate distribution to our customers within certain Asian countries subject to Ferrotec’s obligation to be competitive in all important supplier attributes. The region includes China, Japan, Taiwan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the agreement began April 1, 2001 and expires on April 1, 2011. The $2.0 million fee is being amortized on a straight-line basis over the term of the agreement and is recorded as other income.

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

We currently have a license arrangement for our CCS product. Feher Design, Inc. has granted to us an exclusive worldwide license to use specific CCS technologies covered by three patents held by Feher. The first of these three patents expires on November 17, 2008. In addition to the aforementioned license rights to the CCS technology, we hold three issued patents on a variable temperature seat climate control system. In addition, we jointly own seven patents and/or patent applications with Honda Motor Co. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992 with respect to technology similar to the CCS technology. However, to date, this application remains subject to examination, and therefore, to our current knowledge, no patent has been issued to the party filing such application. If such patent were to issue and be upheld, it could have a material adverse effect upon our intellectual property position in Japan.

The enactment of the legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of 17 years from the date of grant. The new term of a U.S. utility patent for applications filed after June 8, 1995, will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the application. For patents filed before June 8, 1995, the term is the longer of 17 years from the issue date of 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of an automotive technology patent application is often more than three years, a 20-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact our patent position. If this change results in a shorter period of patent coverage, our business could be adversely affected to the extent that the duration and/or level of the royalties we may be entitled to receive from a collaborative partner, if any, is based on the existence of a valid patent.

Competition

The automotive components and systems business is highly competitive. We may experience competition directly from automobile manufacturers or other major suppliers, most of which have the capability to manufacture competing products. Many of our existing and potential competitors have considerably greater financial and other resources than we do, including, but not limited to, an established customer base, greater research and development capability, established manufacturing capability and greater marketing and sales resources. We also compete indirectly with related products that do not offer equivalent features to our products, but can substitute for our products, such as heated and ventilated seats. We believe that our products will compete on the basis of performance, quality, and price.

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

Financial Information About Industry Segments and Geographic Areas

Our business segment and geographic areas information is incorporated herein by reference from Note 18 of our consolidated financial statements and related financial information indexed on page F-1 of this report and incorporated by reference into this report.

Significant Recent Developments

On March 21, 2003, the Company announced that veteran automotive executive and former Company Vice President, Sales and Marketing, Daniel R. Coker, 50 had been promoted to President and Chief Executive Officer, effective immediately. He replaced Oscar (Bud) Marx, who is stepping down as Chief Executive Officer, but will remain Chairman of the Board. Mr. Coker had also been appointed to the Company’s Board of Directors, filling a vacancy on the Board and bringing the total number of Directors to seven.

Mr. Coker has more than 25 years experience in marketing, new product development, operations and general management in the automotive industry. He joined Amerigon in 1996 from Arvin Industries, Inc. (now ArvinMeritor, Inc.), a manufacturer and supplier of automotive parts, products and services, where his last position was Vice President and General Manager of the North American Operations of its Schrader Automotive division.

Employees

As of December 31, 2002, we had 37 employees and three outside contractors. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

Risk Factors

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this section, “Item 1 Business,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other places in this Report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could cause such results to differ materially from those described in the forward-looking statements include those set forth below.

Risks Relating to our Business

We are only in the early stage of commercialization and marketing of our products and our sales may not significantly increase

Although we began operations in 1991, we have only engaged in the commercial manufacturing and marketing of our products since 1999. In December 1997, we received our first production orders for our CCS product, but shipments of production units in 1998 were very small. We had product revenues of $15,271,000 in 2002, $6,447,00 in 2001 and $6,886,000 in 2000. In 1998, we were selected by Ford to supply our CCS product to Johnson Controls for installation in the 2000 model year Lincoln Navigator and our CCS product was selected by the Toyota Motor Corporation to supply NHK for installation in the 2001 model year Lexus LS 430 and Toyota Celsior luxury automobiles. In 2002 we added the Ford Expedition SUV, Lincoln Aviator SUV and LS luxury automobile and Infiniti Q45 and M45 luxury automobiles. Our CCS product is currently being offered as an optional feature on these vehicles. There can be no assurance that sales will significantly increase or that we will become profitable.

We have incurred substantial operating losses since our inception and we are continuing to incur losses

We have incurred substantial operating losses since our inception. We had operating losses of $6,175,000 in 2002, $7,537,000 in 2001 and $9,575,000 in 2000. As of December 31, 2002, we had accumulated deficits since inception of $69,151,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33.0 million of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2002.

We have been in production of the CCS product for approximately 38 months and have fixed operating costs that can only be absorbed by higher volumes. Our breakeven point is still above our current production levels. As a result, we expect to incur minimal losses in the near term. We will not be able to achieve a quarterly operating profit in 2003 unless we are successful in increasing our CCS product revenues.

We have incurred net losses of $6,306,000, $7,691,000 and $11,274,000 and we have used cash in operating activities of $6,942,000, $6,696,000 and $9,370,000 in 2002, 2001 and 2000, respectively.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At December 31, 2002, we had cash and cash equivalents of $274,000 and net working capital of $1,214,000. Based on our current operating plan, we believe cash at December 31, 2002 along with the proceeds from future revenues and borrowings from our $3 million accounts receivable-based financing will be sufficient to meet operating needs for the foreseeable future.

Our ability to market our products successfully depends on acceptance of our product by automotive manufacturers and consumers

We have engaged in a lengthy development process on our CCS product which involved developing a prototype for proof of concept and then adapting the basic system to actual seats provided by various automotive manufacturers and their seat suppliers. In the past four years, we have supplied prototype seats containing our CCS product to virtually every major automobile manufacturer and seat supplier. As a result of this process, we have been selected by a number of automotive manufacturers to supply a number of current vehicles.

Our ability to market our CCS product successfully depends upon the willingness of automobile manufacturers to incur the substantial expense involved in the purchase and installation of our products and systems, and, ultimately, upon the acceptance of our product by consumers. Automobile manufacturers may be reluctant to purchase key components from a small company with limited financial and other resources. No assurances can be made that either automotive manufacturers or consumers will accept our CCS product.

We commenced initial production shipments to Johnson Controls for Ford in late November 1999. We are working with many other automotive manufacturers and their seat suppliers in an effort to have the CCS product included in other models commencing with the 2004 model year and beyond. We currently have active development programs on over twenty-five vehicle platforms, but no assurance can be given that our CCS product will be implemented in any of these vehicles. While we have the only actively-cooled seat available, competitors are introducing ventilated seats, which provide some of the cooled-seat attributes and are very price competitive with our CCS product. Additionally, heat only devices are readily available from our competitors.

We may need additional financing in the future

We have experienced negative cash flow from operations since our inception and have expended, and expect to continue to expend, substantial funds to continue our development and marketing efforts. We have not generated sufficient revenues from the sales of our principal products to cover our operating expenses. We had negative cash flows from operations of $6,942,000 in 2002, $6,696,000 in 2001 and $9,370,000 in 2000.

Based on our current operating plans, we believe that cash at December 31, 2002 along with proceeds from future revenues and borrowings from our accounts receivable-based financing will be sufficient to meet operating needs for the foreseeable future. The actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control, and lower than anticipated sales of our products or higher than anticipated expenses could require us to need additional financing sooner.

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

The outsourcing of production entails risks of production interruption and unexpected costs

To date, we have been engaged in manufacturing in California for three years, producing moderate quantities. We have completed the outsourcing of production to lower-cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. The shift of production for North America and Asia platforms to a supplier plant in Chihuahua, Mexico in the first quarter of 2002 entails risk of production interruption and unexpected costs due to the extended logistics.

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

Our industry is subject to intense competition and our products may be rendered obsolete by future technological developments in the industry

The automotive component industry is subject to intense competition. Virtually all of our competitors are substantially larger in size, have substantially greater financial, marketing and other resources, and have more extensive experience and records of successful operations than we do. Several competitors have introduced ventilated seats in an effort to respond to our proprietary cooled seat technology. Competition extends to attracting and retaining qualified technical and marketing personnel. There can be no assurance that we will successfully differentiate our products from those of our competitors, that the marketplace will consider our current or proposed products to be superior or even comparable to those of our competitors, or that we can succeed in establishing relationships with automobile manufacturers. Furthermore, no assurance can be given that competitive pressures we face will not adversely affect our financial performance.

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

Any failure to protect our intellectual property could harm our business and competitive position

As of December 31, 2002, we owned ten U.S. patents and had seven U.S. patents pending and our subsidiary BSST had eight U.S. patents pending and five foreign patents pending. We were also licensees of three patents and joint owners with Honda Motor Co. of two U.S. patents and five Japanese patent applications. We also owned twenty foreign patents and had fifteen foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in certain international markets. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992, with respect to technology similar to our CCS technology. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties and must continue to comply with those licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

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

Our customers typically reserve the right unilaterally to cancel contracts or reduce prices, and the exercise of such right could reduce or eliminate any financial benefit to us anticipated from such contract

Automotive customers typically reserve the right unilaterally to cancel contracts completely or to require unilateral price reductions. Although they generally reimburse companies for actual out-of-pocket costs incurred with respect to the particular contract up to the point of cancellation, these reimbursements typically do not cover costs associated with acquiring general purpose assets such as facilities and capital equipment, and may be subject to negotiation and substantial delays in receipt by us. Any unilateral cancellation of, or price reduction with respect to, any contract that we may obtain could reduce or eliminate any financial benefits anticipated from such contract and could have a material adverse effect on our financial condition and results of operations. To date, no such fees have been reimbursed.

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

Our business exposes us to potential product liability risks

Our business will expose us to potential product liability risks which are inherent in the manufacturing, marketing and sale of automotive components. In particular, there may be substantial warranty and liability risks associated with our products. To date, warranty claims against our CCS product have been minimal and the cost to replace parts have been expensed when incurred. If available, product liability insurance generally is expensive. While we presently have $6,000,000 of product liability coverage ($5,000,000 on a Per Occurrence Basis) with an additional $2,000,000 in product recall coverage, there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms with respect to other products we may develop, or that any insurance obtained will provide adequate protection against any potential liabilities. In the event of a successful claim against us, a lack or insufficiency of insurance coverage could have a material adverse effect on our business and operations.

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

Risks Relating to Share Ownership

Our significant shareholders control the company

Big Beaver Investments LLC and Westar Capital II LLC each own 4,500 shares of Series A Preferred Stock, which are convertible into common stock at an initial conversion price of $1.675 per common share. On February 25, 2002, we entered into a separate agreement with Big Beaver pursuant to which it acquired an additional 1,720,602 shares of common stock and warrants to purchase an additional 860,301 shares of common stock at a price of $2.00 per share. Big Beaver and Westar Capital have the right to elect a majority of our directors as well as preemptive rights on future financings, so as to maintain their percentage ownership and have registration rights. Based upon the terms of the Series A Preferred Stock, Big Beaver and Westar Capital together in the aggregate held approximately 46% of our common equity (on an as converted basis, excluding options and warrants), as of December 31, 2002.

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

The Series A Preferred Stock, which is outstanding, confers upon its holders the right to elect five members of the Board of Directors while the holders of common stock have the right to elect two members of the Board of Directors. In addition, the Series A Preferred Stock will vote together with the shares of common stock on most matters submitted to shareholders. As of December 31, 2002, the holders of the Series A Preferred Stock had approximately 46% of our voting shares and had the ability to approve or prevent any subsequent change of control.

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

Future sales of eligible shares may lower the price of our common stock

On February 25, 2002, we completed the sale of 4,333,368 shares of common stock and 2,166,684 warrants to purchase shares of common stock in a private placement to selected institutional and accredited investors, resulting in gross proceeds of $6,500,052. The $6,500,052 excludes $2,580,903 representing the principal amount of a bridge loan and accrued interest on that loan, which was exchanged by the holder for 1,720,602 shares of common stock and warrants to purchase 860,301 shares of common stock. As partial compensation for services rendered in the private placement, Roth Capital Partners, LLC, was granted a warrant to purchase up to 550,005 shares of our common stock. The warrants issued in the private placement have an exercise price of $2.00 per share and expire on February 25, 2007. Although the shares issued in the private placement are restricted under the Securities Act, we filed with the Securities and Exchange Commission a registration statement under the Securities Act to permit the resale of the common stock issued in the private placement (including those shares issuable upon exercise of the warrants). The Securities and Exchange Commission declared the registration statement effective on April 3, 2002 and the shares are eligible for resale.

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

Employees and directors (who are not deemed affiliates) hold options to buy 997,454 shares of common stock at December 31, 2002. We may issue options to purchase up to an additional 905,659 shares of common stock at December 31, 2002 under our stock option plans. The common stock to be issued upon exercise of these options, has been registered, and therefore, may be freely sold when issued. As of December 31, 2002, we also have outstanding additional warrants to buy 4,444,299 shares of common stock with exercise prices ranging from $1.15 to $5.30 and have expiration dates ranging from November 6, 2003 to March 27, 2007.

Future sales of the shares described above could depress the market price of our common stock.

We do not anticipate paying dividends on our common stock

We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the near future.

Delisting from an active trading market may adversely affect the liquidity and trading price of our common stock

Although our common stock is quoted on The Nasdaq SmallCap Market, there can be no assurance that we now, or in the future will be able to, meet all requirements for continued quotation thereon. One Nasdaq requirement is that we maintain a minimum stockholders’ equity of $2,500,000, or a market capitalization of $35,000,000 of listed shares, or have had net income of at least $500,000 in the last three of five reporting years. We are currently working on a plan to maintain compliance with all Nasdaq listing requirements but there is no assurance that such plan will be feasible or will cause such compliance. In the absence of an active trading market or if our common stock cannot be traded on The Nasdaq SmallCap Market, our common stock could instead be traded on secondary exchanges, such as the OTC Bulletin Board. In such event, the liquidity and trading price of our common stock in the secondary market may be adversely affected. In addition, if our common stock is delisted, broker-dealers have certain regulatory burdens imposed on them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof.

Web Site

Our internet website address is www.amerigon.com. Our annual or transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

We lease our new corporate headquarters of 7,444 square feet in Dearborn, Michigan and, during 2002, we leased research and development facilities of approximately 40,000 square feet in Irwindale, California. Our Michigan lease expires June 30, 2007. The California lease, which required rent of approximately $20,000 per month, expired February 28, 2003 and a new lease was entered into on January 14, 2003 for approximately

22,000 square feet in Irwindale, California for research and development facilities which expires February 28, 2006. The current monthly rents under the Michigan lease and new California lease are approximately $10,900 and $12,100, respectively. We have a leased office in Japan, which costs approximately $1,750 per month. We believe that these facilities are adequate and suitable for their present requirements.

ITEM 3.    LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, but there is no current pending litigation to which we are a party.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET	FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq SmallCap Market under the symbol ARGN. The following table sets forth the high and low bid prices for our common stock as reported on The Nasdaq SmallCap Market for each quarterly period from January 1, 2001 through December 31, 2002. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2001
1st Quarter	3.63	1.56
2nd Quarter	4.70	1.95
3rd Quarter	3.23	1.20
4th Quarter	2.46	0.70
2002
1st Quarter.	3.85	1.11
2nd Quarter	3.99	2.00
3rd Quarter	2.24	0.98
4th Quarter	2.99	1.05

As of March 14, 2003, there were approximately 230 holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). The closing bid price of our common stock on March 14, 2003 was $2.19. We have not paid any cash dividends since formation and we do not expect to pay any cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

	Year Ended December 31,
	(In thousands except per share data)
	1998	1999	2000	2001	2002
Product revenues	$18	$336	$6,886	$6,447	$15,271
Net loss	(7,704)	(7,575)	(11,274)	(7,691)	(6,306)
Net loss per basic and diluted share(1)	(4.03)	(8.29)	(3.43)	(1.66)	(0.64)

	As of December 31,
	(In thousands)
	1998	1999	2000	2001	2002
Working capital (deficit)	$1,190	$1,481	$3,200	$(839)	$1,214
Total assets	2,644	3,721	8,745	5,836	9,179
Long term obligations and redeemable preferred stock	26	8,278	5	1,694	1,452
Capitalized lease obligations	65	27	12	5	—
Accumulated deficit	(36,305)	(43,880)	(55,154)	(62,845)	(69,151)

(1)	Numbers adjusted to give effect to the 1-for-5 reverse stock split that became effective on January 26, 1999. Our common stock began trading on The Nasdaq SmallCap Market on January 28, 1999.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this report.

Overview

We design, develop and market proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers. In 2002, we completed our third full year of producing and selling our Climate Control Seat™ (“CCS™”) product, which provides year-round comfort by providing both active heating and cooling to seat occupants. Since we started commercial production, we have shipped more than 425,000 units of our CCS product to four customers, Johnson Controls, Inc., Lear Corporation, NHK Spring Company, Ltd and Marubeni Vehicle Corporation. Johnson Controls supplies the CCS product to the Ford Motor Company (“Ford”) for use in the high volume Expedition sports utility vehicles (“SUV’s”) and the Lincoln Mercury division of Ford for installation in the Lincoln Navigator SUV as well as the Lincoln LS luxury automobile. Lear also supplies the CCS product for installation into the Lincoln Mercury Aviator SUV. NHK supplies our CCS product to Toyota Motor Corporation for use in the Lexus LS 430 and Toyota Celsior luxury automobiles and Marubeni supplies the CCS product to Nissan for use in the Infiniti Q45 and M45 luxury automobiles.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. These estimates and assumptions include, but are not limited to:

•	Warranty reserves

•	Allowances for doubtful accounts

•	Inventory reserves

Accrued Warranty Costs

The Company recognizes an estimated cost associated with its standard warranty on CCS products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance at December 31, 2001	$118
Claims paid in 2002	—
Adjustment to accrual*	(46)

Balance at December 31, 2002	$72

*	The warranty policy is reviewed by management annually. Based on historical information available to the Company and no claims filed to date, the warranty accrual was adjusted to reflect managements best estimate of future claims.

Revenue Recognition

We recognize revenue when shipment occurs. This evidence includes proof that delivery of product has occurred or services have been rendered, the price of the product delivered or service performed has been fixed or determined with the acceptance of a customer purchase order, and collection of receivable for the product or service is reasonably assured.

Provision for estimated future cost of warranty for product delivered is recorded when revenue is recognized. While we believe our warranty reserve is adequate and that the judgment applied is appropriate, such amount estimated to be due and payable could differ materially from what will actually transpire in the future.

Income Taxes

Our income taxes are determined under guidelines prescribed by SFAS No. 109, “Accounting for Income Taxes.” Under the liability method specified by SFAS No. 109, our deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and State tax rates. A valuation allowance is provided for the portion of net deferred tax assets when we consider it more likely than not that the asset will not be realized. Because of our net losses generated since inception, we have not recognized any of this net deferred tax asset. It is possible, however, that we could be profitable in the future at levels which may cause us to conclude that it is more likely than not that we will realize all or a portion of our accumulated net losses. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset.

Results of Operations Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.    Revenues were $15,271,000 in 2002 compared with revenues of $6,447,000 in 2001. This increase of $8,824,000, or 136%, was due principally to the commencement of shipments of our CCS product in the Ford Expedition and Lincoln Aviator SUV’s, and the Lincoln LS and Infiniti Q45 luxury automobiles. The year 2002 marked our third year as an operating company producing and selling a commercial product. In 2002, we completed the outsourcing of our production to a third party manufacturing plant in Mexico.

Product Costs.    Product costs increased from $5,600,000 in 2001 to $11,983,000 in 2002. This increase of $6,383,000, or 119%, was due principally to the commencement of shipments of our CCS product in the Ford Expedition and Lincoln Aviator SUV’s, and the Lincoln LS and Infiniti Q45 luxury automobiles. The product margins for 2002 and 2001 were 21.5% and 13.1%, respectively. We anticipate future product costs to increase in absolute dollars while decreasing as a percentage of revenue. Product costs include tooling costs and related reimbursements; net reimbursements of $203,000 and $59,000 were recorded for 2001 and 2002, respectively.

Research and Development Expenses.    Research and development expenses increased to $3,910,000 in 2002 from $3,836,000 in 2001. This $74,000, or 1.9%, increase was caused by development expense associated with the next generation CCS product line and expenses incurred by our subsidiary, BSST LLC of $991,000 and $1,052,000 in 2001 and 2002, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $5,553,000 in 2002 compared to $4,548,000 in 2001. This $1,005,000, or 22%, increase was due to penalty costs associated with the outsourcing of production of CCS units of our North American customers to an assembly plant in Mexico and the cost of relocating the corporate office from Irwindale, California to Dearborn, Michigan.

Interest and Other Income.    Net interest income in 2002 decreased to $20,000 due to lower cash levels. We also incurred interest expense of $318,000 in 2002 compared to $377,000 in 2001. The primary cause for this decrease was a non-cash interest charge of $252,000 in 2002 and $338,000 in 2001 relating to the beneficial conversion feature of the 2001 bridge loan (see Note 7 to the consolidated financial statements). We also incurred $55,000 and $37,000 in interest as a result of the bridge loan in 2002 and 2001, respectively. Due to the consolidation of financial statements with our 90% owned subsidiary BSST LLC, we recognized a $19,000 and $40,000 adjustment to minority interest in 2001 and 2002, respectively (see Note 16 to the consolidated financial statements).

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

Product Costs.    Product costs decreased from $6,274,000 in 2000 to $5,600,000 in 2001. The decrease is due to the reduction of material, labor and freight expenses in 2001 from 2000 caused by the startup of production for the Navigator and Lexus product lines in 2000. Material, labor and freight expenses were $5,782,000 and $6,268,000 for 2001 and 2000, respectively. We anticipate future product costs to increase in absolute dollars while decreasing as a percentage of revenue. Product costs include tooling costs and related reimbursements; net reimbursements of $203,000 and $34,000 were recorded for 2001 and 2000, respectively.

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

Interest Income.    Net interest income in 2001 decreased to $54,000 due to lower cash levels. We also incurred interest expense of $377,000 in 2001 compared to $2,607,000 in 2000. The primary cause for this decrease was a non-cash interest charge of $338,000 in 2001 and $2,500,000 in 2000 relating to the beneficial conversion feature of the 2001 and 2000 bridge loans, respectively (see Note 7 to the consolidated financial statements). We also incurred $37,000 and $49,000 in interest as a result of the bridge loans in 2001 and 2000, respectively. Due to the consolidation of financial statements with our 90% owned subsidiary BSST LLC in 2001, we recognized a $19,000 adjustment to minority interest in 2001 (see Note 16 to the consolidated financial statements).

Liquidity and Capital Resources

As of December 31, 2002, we had net working capital of $1,214,000. As of December 31, 2002, our cash and cash equivalents decreased by $678,000 from $952,000 at December 31, 2001, primarily due to the cash used in operating activities of $6,942,000, which mainly reflected the net loss of $6,306,000 and the increase in operating assets and liabilities of $1,368,000. Investing activities used $672,000 with the purchase of manufacturing equipment and tooling for CCS production. Financing activities provided $6,936,000 due primarily to the completion of the 2002 private placement.

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

BSST LLC was established in August 2000 by Dr. Lon E. Bell, the founder of Amerigon. BSST is engaged in a research and product development effort to improve the efficiency of thermoelectric devices. In September 2000, we entered into an option agreement with BSST to purchase a 90% interest in BSST for an aggregate of $2,000,000. We paid $150,000 to BSST for the option rights at that time. The original option agreement was amended to extend the termination date from January 31, 2001 to May 31, 2001, in exchange for additional option payments totaling $360,000. On May 31, 2001, we exercised our option by paying $400,000 to BSST. As of December 31, 2002, the Company had paid to BSST $2,000,000. We have, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year.

Until we are selling units in the automotive market with adequate volumes and margin, we expect to incur losses. The production volumes that we presently expect for the Lincoln Navigator, Aviator and LS, Ford Expedition, Lexus LS 430 and Toyota Celsior and Infiniti Q45 and M45 will not be sufficient for our results of operations to achieve “break even.” The addition of new vehicle lines in 2003 is expected to generate sufficient volume to achieve break even results and subsequent profitability on an on-going basis. We are working with many automobile manufacturers for future introduction of our CCS technology in the 2004 model year (2003 calendar year) and beyond, but there is no guarantee these manufacturers will introduce our products.

We have incurred net losses of $6,306,000, $7,691,000 and $11,274,000 and have used cash in operating activities of $6,942,000, $6,696,000 and $9,370,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and had an accumulated deficit of $69,151,000 as of December 31, 2002. We expect to incur losses for the near term, but anticipated revenues are expected to be sufficient to cover our fixed manufacturing, overhead and operating costs.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financings. At December 31, 2002, we had cash and cash equivalents of $274,000 and net working capital of $1,214,000. Based on our current operating plan, management believes cash at December 31, 2002 along with proceeds from future revenues and borrowings from our accounts receivable-based financing (see note 7 of the consolidated financial statements) will be sufficient to meet operating needs through the end of 2003.

In the event that unfavorable conditions in the automotive industry or other factors adversely affect our cash and working capital position, we are prepared to implement measures to mitigate the impact of such events on our ability to satisfy our operating needs. Key elements of our contingency plan could include, but probably would not be limited to:

•	obtaining additional asset-based financing from banks or other financial institutions, if available;

•	implementing additional internal cash conservation measures to limit discretionary spending;

•	seeking outside financing for BSST’s operating needs; and

•	accepting bridge financing from our significant existing shareholders, although there is no guarantee that support would be available

Contractual Obligations

The table below lists the contractual obligations of the Company over the next 5 year and beyond:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$1,181,000	$330,000	$780,000	$71,000	$—
Debt	670,000	670,000	—	—	—
Minimum royalty obligations	1,600,000	100,000	300,000	200,000	1,000,000

Total contractual cash obligations	$3,451,000	$1,130,000	$1,080,000	$271,000	$1,000,000

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of Statements 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections”. This statement rescinds SFAS No. 4 that required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Gains and losses from the extinguishment of debt will no longer be considered extraordinary. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We do not anticipate a financial impact as a result of this Statement.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 supersedes guidance established in the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3 regarding certain exit and disposal costs. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not anticipate a financial impact as a result of this Statement.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation clarifies that a guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee and requires certain related disclosures. We are currently analyzing the impact of FIN No. 45 on our business.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and

Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Specifically, SFAS No. 148 prohibits companies from utilizing the prospective method of transition, the only method offered under the original SFAS No. 123, in fiscal years beginning after December 15, 2003. However, the statement permits two additional transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. Under the prospective method, expense is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results using a prescribed specific tabular format and requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. We have adopted the new disclosure requirements for 2002, and are currently evaluating the impact if we were to adopt the fair value method of accounting for stock-based employee compensation under all three methods.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”. This Interpretation requires a company to consolidate any variable interest entities for which that company has a controlling financial interest. This Interpretation also requires disclosures about the variable interest entities that the Company is not required to consolidate, but in which it has a significant variable interest. We are required to adopt the consolidation requirements of this Interpretation for variable interest entities created after January 31, 2003. We do not believe that we have any variable interest entities as of December 31, 2002.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments in debt instruments of the U. S. government and in high-quality corporate issuers. As stated in our policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying value approximates fair value at December 31, 2002.

Marketable Securities	Carrying Value (in thousands)	Average Rate of Return at December 31, 2002 (Annualized)
Cash equivalents	$274	1.25%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited Quarterly Financial Data Schedule

For the Years Ended December 31, 2002 and 2001

(In thousands)

	For the three months ended,
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Net sales	$1,525	$2,832	$4,491	$6,423
Gross profit	151	676	997	1,464
Net loss	(2,099)	(1,655)	(1,411)	(1,141)
Basic and diluted net loss per share	$(0.30)	$(0.15)	$(0.13)	$(0.11)

	For the three months ended,
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Net sales	$2,335	$1,117	$1,506	$1,489
Gross profit	300	197	176	174
Net loss	(1,823)	(1,742)	(1,786)	(2,340)
Basic and diluted net loss per share	$(0.41)	$(0.37)	$(0.38)	$(0.50)

The audited consolidated financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information contained under the captions entitled “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC in connection with our 2003 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions entitled “Executive Compensation,” “Executive Compensation Table,” “Compensation Committee Interlocks and Insider Participation,” “Option Grant Table,” and “Aggregate Options Exercised and Year-End Values” in our definitive proxy statement to be filed with the SEC in connection with our 2003 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information contained under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC in connection with our 2003 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption entitled “Certain Transactions” in our definitive proxy statement to be filed with the SEC in connection with our 2003 Annual Meeting of Stockholders.

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Amerigon’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of the Company and report of independent accountants are included in Item 8 of this Annual Report:

2.	Financial Statement Schedule.

The following Schedule to Financial Statements is included herein:

Schedule	II—Valuation and Qualifying Accounts.

3.	Exhibits.

The following exhibits are filed as a part of this report:

Exhibit Number	Description
3.1.1	Amended and Restated Articles of Incorporation filed with the California Secretary of State on April 23, 1993(9)

3.1.2	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 5, 1996(2)

3.1.3	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 26, 1999(6)

3.1.4	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on May 31, 2000(11)

3.1.5	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on June 13, 2002(15)

3.2.1	Certificate of Determination of Rights, Preferences and Privileges of the Series A Convertible Preferred Stock filed with the California Secretary of State on May 26, 1996(9)

3.2.2

Certificate of Amendment to Certificate of Determination of Rights, Preferences and Privileges of the Series A Convertible Preferred Stock filed with the California Secretary of State on August 22, 2000(11)

3.3	Amended and Restated Bylaws of the Company(2)

4.1	Form of Specimen Certificate of Company’s Common Stock

4.2	Bridge Loan Warrant dated March 16, 2000(7)

4.3	Ford Warrant dated March 27, 2000(8)

4.4	Second Amended and Restated Bridge Loan Warrant dated February 12, 2002 with Big Beaver Investments LLC(13)

Exhibit Number	Description
4.5	Form of Warrant issued on February 25, 2002 to Special Situations Funds(13)

4.6	Form of Warrant issued on February 25, 2002 to MicroCapital Funds(13)

4.7	Warrant issued on February 25, 2002 to Big Beaver Investments LLC(13)

4.8	Placement Agent Warrant issued on February 25, 2002 to Roth Capital Partners LLC(13)

10.1*	1993 Stock Option Plan, together with Form of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement(1)

10.2*	Stock Option Agreement, effective May 13, 1993, between Lon E. Bell and Roy A. Anderson(3)

10.3*	Form of Indemnity Agreement between the Company and each of its officers and directors(1)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(1)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(4)

10.5	Standard Lease dated January 1, 1998 between the Company and Dillingham Partners(4)

10.6	Securities Purchase Agreement dated March 29, 1999 by and among the Company, Westar Capital II LLC and Big Beaver Investments LLC(5)

10.7	Letter to Amerigon Incorporated Regarding Series A Preferred Stock(7)

10.8	Value Participation Agreement dated March 27, 2000 between the Company and Ford Motor Company(8)

10.9	Manufacturing and Supply Agreement with Ferrotec Corporation dated March 28, 2001(10)

10.10	Subscription Agreement with Ferrotec Corporation dated March 28, 2001(10)

10.11*	Amended and Restated 1997 Stock Incentive Plan(10)

10.12	Assignment and Subscription Agreement dated September 4, 2000 between Dr. Lon E. Bell and BSST LLC(11)

10.13*	Employment Agreement dated May 30, 2001 between Dr. Lon E. Bell and BSST LLC(11)

10.14.1	Option Agreement dated September 4, 2000 among the Company, BSST LLC and Dr. Lon E. Bell(11)

10.14.2	First Amendment dated January 29, 2001 to Option Agreement among the Company, BSST LLC and Dr. Lon E. Bell(11)

10.14.3	Second Amendment dated March 19, 2001 to Option Agreement among the Company, BSST LLC and Dr. Lon E. Bell(11)

10.14.4	Third Amendment dated September 20, 2001 to Option Agreement among the Company, BSST LLC and Dr. Lon E. Bell(12)

10.15*	Revenue Sharing Agreement dated September 4, 2000 between BSST LLC and Dr. Lon E. Bell(11)

10.16	Amended and Restated Operating Agreement dated May 30, 2001(11)

10.17.1	Credit Agreement dated September 20, 2001 between the Company and Big Beaver Investments LLC(12)

10.17.2	First Amendment dated December 1, 2001 to Credit Agreement between the Company and Big Beaver Investments LLC

Exhibit Number	Description
10.17.3	Security Agreement dated September 20, 2001 between the Company and Big Beaver Investments LLC(12)

10.17.4	Patent and Trademark Security Agreement dated September 20, 2001 between the Company and Big Beaver Investments LLC(12)

10.18	Purchase Agreement dated February 12, 2002 with Special Situation Funds(13)

10.19	Purchase Agreement dated February 12, 2002 with MicroCapital Funds(13)

10.20	Exchange Agreement dated February 12, 2002 with Big Beaver Investments LLC(13)

10.21	Form of Registration Rights Agreement dated February 25, 2002 with Special Situations Funds, MicroCapital Funds, and Big Beaver Investments LLC(13)

10.22*	Amended and Restated 1997 Stock Incentive Plan(14)

21	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(2)	Previously filed as an exhibit to the Company Registration Statement on Form S-2, as amended, File No. 333-17401, and incorporated by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 22, 1997 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, event date December 31, 1997, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, event date December 31, 1998, and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Definitive Proxy Schedule on Schedule 14A, File No. 000-21810 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference.

AMERIGON INCORPORATED

BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash & cash equivalents	$274	$952
Accounts receivable, less allowance of $55 and $50, respectively	4,530	1,268
Inventory	1,903	1,163
Prepaid expenses and other assets	563	383

Total current assets	7,270	3,766
Property and equipment, net	1,324	1,192
Deferred exclusivity fee	585	878

Total assets	$9,179	$5,836

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$4,296	$1,446
Accrued liabilities	890	922
Bank loan payable	670	—
Bridge loan payable	—	2,037
Deferred manufacturing agreement—current portion	200	200

Total current liabilities	6,056	4,605
Deferred manufacturing agreement—long term portion	1,450	1,650
Minority interest in subsidiary	2	44

Total liabilities	7,508	6,299

Shareholders’ equity (deficit):
Preferred stock:
Series A—no par value; convertible; 9,000 shares authorized, 9,000 issued and outstanding at December 31, 2002 and 2001; liquidation preference of $11,205 at December 31, 2002	8,267	8,267
Common Stock:
No par value; 30,000,000 shares authorized, 10,771,000 and 4,717,000 issued and outstanding at December 31, 2002 and 2001	43,051	39,192
Paid-in capital	19,504	14,945
Deferred compensation	—	(22)
Accumulated deficit	(69,151)	(62,845)

Total shareholders’ equity (deficit)	1,671	(463)

Total liabilities and shareholders’ equity (deficit)	$9,179	$5,836

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Product revenues	$15,271	$6,447	$6,886
Cost of sales	11,983	5,600	6,274

Gross margin	3,288	847	612
Operating costs and expenses:
Research and development	3,910	3,836	4,099
Selling, general and administrative	5,553	4,548	6,088

Total operating costs and expenses	9,463	8,384	10,187

Operating loss	(6,175)	(7,537)	(9,575)
Interest income	20	54	201
Interest expense	(318)	(377)	(2,607)
Other income, net	167	169	—

Loss before extraordinary item	(6,306)	(7,691)	(11,981)
Extraordinary gain from extinguishment of debt	—	—	707

Net loss	(6,306)	(7,691)	(11,274)
Basic and diluted net loss per share:
Loss before extraordinary item	$(0.64)	$(1.66)	$(3.65)
Extraordinary gain from extinguishment of debt	—	—	0.22

Net loss	$(0.64)	$(1.66)	$(3.43)

Weighted average number of shares outstanding	9,859	4,629	3,283

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Preferred	Common Stock		Paid-in	Deferred	Accumulated
	Stock	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at December 31, 1999	$—	1,910	$28,149	$10,059	$(74)	$(43,880)	$(5,746)
Reclassification of Preferred Stock from mezzanine in conjunction with amendment to remove change in control provision	8,267	—	—	—	—	—	8,267
Issuance of warrants to purchase Common Stock in conjunction with the 2000 Bridge Loan Financing	—	—	—	173	—	—	173
Issuance of warrants to purchase Common Stock in conjunction with Value Participation Agreement	—	—	—	1,369	—	—	1,369
Issuance of Common Stock for cash, net of cash expenses of $1,270	—	2,200	8,242	1,440	—	—	9,682
Conversion of Bridge Loan to Common Stock	—	300	1,500	—	—	—	1,500
Exercise of Common Stock options for cash	—	18	56	—	—	—	56
Beneficial conversion feature recorded in conjunction with the 2000 Bridge Loan financing	—	—	—	2,500	—	—	2,500
Unearned compensation relating to stock options granted	—	—	—	70	(66)	—	4
Fair value adjustment relating to non-employee stock options	—	—	—	(147)	139	—	(8)
Repurchase of beneficial conversion feature	—	—	—	(775)	—	—	(775)
Net Loss	—	—	—		—	(11,274)	(11,274)

Balance at December 31, 2000	8,267	4,428	37,947	14,689	(1)	(55,154)	5,748
Unearned compensation relating to stock options granted	—	—	—	30	(21)	—	9
Issuance of Common Stock for cash, Ferrotec Agreement	—	200	1,000	—	—	—	1,000
Issuance of Common Stock for bonus awards	—	89	245	—	—	—	245
Discount to the 2001 Bridge Loan financing	—	—	—	226	—	—	226
Net Loss	—	—	—	—	—	(7,691)	(7,691)

Balance at December 31, 2001	8,267	4,717	39,192	14,945	(22)	(62,845)	(463)
Issuance of Common Stock (4,333 shares for cash of $6,500), net of cash expenses of $804	—	6,054	8,277	—	—	—	8,277
Fair value of warrants to purchase Common Stock in conjunction with the private financing	—	—	(4,418)	4,418	—	—	—
Discount to the 2001 Bridge Loan financing	—	—	—	136	—	—	136
Compensation relating to stock options granted	—	—	—	5	22	—	27
Net Loss	—	—	—	—	—	(6,306)	(6,306)

Balance at December 31, 2002	$8,267	10,771	$43,051	$19,504	$—	$(69,151)	$1,671

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Operating Activities:
Net loss	$(6,306)	$(7,691)	$(11,274)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	572	576	562
Amortization of debt discount including beneficial conversion feature	136	226	2,557
Extraordinary gain on extinguishment of debt	—	—	(707)
Deferred revenue	—	(170)	170
Provision for doubtful accounts	4	(5)	(3)
Gain from sale of assets	(7)	—	—
Compensation from grant of non-employee stock options and warrants	27	9	(4)
Changes in operating assets and liabilities:
Accounts receivable	(3,266)	112	(1,090)
Inventory	(740)	315	(988)
Prepaid expenses and other assets	(180)	104	(236)
Accounts payable	2,850	70	784
Accrued liabilities	(32)	(242)	859

Net cash used in operating activities	(6,942)	(6,696)	(9,370)
Investing Activities:
Purchase of property and equipment	(671)	(243)	(695)
Proceeds from sale of property and equipment	67	—	—
Other investing activities	(68)	44	—

Net cash used in investing activities	(672)	(199)	(695)
Financing Activities:
Proceeds from bank financing	670	—	—
Proceeds from deferred manufacturing agreement	—	2,000	—
Net proceeds from sale of common stock	8,277	1,000	9,786
Repayment of capital lease	—	(5)	(16)
Net proceeds (repayment) from Bridge Financing	(2,011)	2,000	1,500

Net cash provided by financing activities	6,936	4,995	11,270

Net increase (decrease) in cash and cash equivalents	(678)	(1,900)	1,205
Cash and cash equivalents at beginning of period	952	2,852	1,647

Cash and cash equivalents at end of period	$274	$952	$2,852

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

Note 1 — The Company

The Company designs, develops and markets proprietary high technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2002, the Company completed its third consecutive year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 425,000 units of its CCS product through 2002 to four customers, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), NHK Spring Company, Ltd (“NHK”) and Marubeni Vehicle Corporation (“Marubeni”). JCI supplies the Lincoln Mercury division of Ford Motor Company (“Ford”) with its CCS product for installation in the Lincoln Navigator Sport Utility Vehicle (“SUV”) and LS luxury automobile and the Ford Expedition SUV, while NHK supplies its CCS product to Toyota Motor Corporation for use in the Lexus LS 430 and Toyota Celsior luxury automobiles. Lear supplies the CCS product to the Lincoln Aviator SUV and Marubeni supplies the CCS product to the Infiniti Q45 and M45 luxury automobile.

The Company was incorporated in California in 1991 and originally focused its efforts on developing electric vehicles and high technology automotive systems. Because the electric vehicle market did not develop as rapidly as anticipated, the Company is now focusing its efforts on its CCS product, its only commercial product, at present.

Ceasing Development of AmeriGuard

In December 2000, the Company’s Board of Directors decided to cease funding the development of AmeriGuard in order to focus the Company’s resources on the marketing of the CCS product and development of the next generation CCS device.

Note 2 — Basis of Presentation

Liquidity and Capital Resources

As of December 31, 2002, the Company had net working capital of $1,214,000. As of December 31, 2002, the Company’s cash and cash equivalents decreased by $678,000 from $952,000 at December 31, 2001, primarily due to the cash used in operating activities of $6,942,000, which mainly reflected the net loss of $6,306,000 and the increase in operating assets and liabilities of $1,368,000. Investing activities used $672,000 with the purchase of manufacturing equipment and tooling for CCS production. Financing activities provided $6,936,000 due primarily to the completion of the 2002 Private Placement (Note 8).

On February 25, 2002, the Company completed the sale of 4,333,368 shares of common stock and 2,166,684 warrants to purchase shares of common stock in a private placement to selected institutional and accredited investors, resulting in gross proceeds of $6,500,052. The $6,500,052 excludes $2,580,903 representing the principal amount of a bridge loan and accrued interest on that loan, which was exchanged by the holder for 1,720,602 shares of common stock and warrants to purchase 860,301 shares of common stock. The Company filed a registration statement relating to the resale of the securities offered in the private placement with the Securities and Exchange Commission on March 25, 2002 and the registration statement was declared effective on April 3, 2002.

In April 2001, the Company received a total of $3,000,000 from Ferrotec, consisting of a $2,000,000 fee in connection with a manufacturing and supply agreement and $1,000,000 for the purchase of restricted shares of our common stock.

BSST LLC was established in August 2000 by Dr. Lon E. Bell, the founder of Amerigon. BSST is engaged in a research and product development effort to improve the efficiency of thermoelectric devices. In September 2000, the Company entered into an option agreement with BSST to purchase a 90% interest in BSST for an aggregate of $2,000,000. The Company paid $150,000 to BSST for the option rights at that time. The original option agreement was amended to extend the termination date from January 31, 2001 to May 31, 2001, in exchange for additional option payments totaling $360,000. On May 31, 2001, the Company exercised our option by paying $400,000 to BSST. As of December 31, 2002, the Company had paid to BSST $2,000,000. The Company has, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year.

Until the Company is selling units in the automotive market with adequate volumes and margin, the Company expects to incur losses. The production volumes that the Company presently expects for the Lincoln Navigator, Aviator and LS, Ford Expedition, Lexus LS 430 and Toyota Celsior and Infiniti Q45 and M45 will not be sufficient for its results of operations to be “break even.” The addition of three new vehicle lines in the second half of 2003 are expected to generate sufficient volume to achieve break even results and subsequent profitability on an on-going basis. The Company is working with many automobile manufacturers for future introduction of its CCS technology in the 2004 model year (2003 calendar year) and beyond, but there is no guarantee these manufacturers will introduce its products.

The Company has incurred net losses of $6,306,000, $7,691,000 and $11,274,000 and has used cash in operating activities of $6,942,000, $6,696,000 and $9,370,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and had an accumulated deficit of $69,151,000 as of December 31, 2002. The Company expects to incur losses for the near term, but anticipated revenues should be sufficient to cover our fixed manufacturing, overhead and operating costs.

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing. At December 31, 2002, the Company had cash and cash equivalents of $274,000 and net working capital of $1,214,000. Based on its current operating plan, management believes cash at December 31, 2002 along with proceeds from future revenues and borrowings from its accounts receivable-based financing (Note 7) will be sufficient to meet operating needs through the end of 2003.

In the event that unfavorable conditions in the automotive industry or other factors adversely affect its cash and net working capital position, the Company is prepared to implement measures to mitigate the impact of such events on its ability to satisfy its operating needs. Key elements of its contingency plan could include, but probably would not be limited to:

•	obtaining additional asset-based financing from banks or other financial institutions;

•	implementing internal cash conservation measures to limit discretionary spending;

•	seeking outside financing for BSST’s operating needs; and

•	accepting bridge financing from its significant existing shareholders, although there is no guarantee that support would be available.

Note 3 — Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements at December 31, 2002, reflect the consolidated financial position and consolidated operating results of the Company and, since June 1, 2001, BSST. Intercompany accounts have been eliminated in consolidation. The 10% of BSST not owned by the Company is reflected as minority interest. Had the acquisition of BSST occurred as of January 1, 2001, the pro forma consolidated net loss for the year ended December 31, 2001, would not have been significantly different.

Disclosures About Fair Value of Financial Instruments

The carrying amount of all financial instruments, comprising cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital leases and bank loans, approximates fair value because of the short maturities of these instruments.

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

Accrued Warranty Costs

The Company recognizes an estimated cost associated with its standard warranty on CCS products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance at December 31, 2001	$118
Claims paid in 2002	—
Adjustment to accrual*	(46)

Balance at December 31, 2002	$72

*	The warranty policy is reviewed by management annually. Based on historical information available to the Company and no claims filed to date, the warranty accrual was adjusted to reflect managements best estimate of future claims.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which subject the Company to concentration of credit risk, consist primarily of cash equivalents and accounts receivable. Cash equivalents are invested in a money market fund managed by a major U.S. financial services company and the credit risk is considered limited. Credit risk associated with accounts receivable is limited by the large size and creditworthiness of the Company’s commercial customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and generally does not require collateral. As of December 31, 2002, JCI, Lear and NHK comprised 53%, 14% and 20%, respectively, of the Company’s accounts receivable balance. These accounts are currently in good standing.

Inventory

Inventory is valued at the lower of cost (the first-in, first-out basis), or market.

Deferred Exclusivity Fee

The deferred exclusivity fee created by the warrants granted to Ford relating to the Value Participation Agreement (the “VPA”) is being amortized on a straight line basis through December 31, 2004.

Property and Equipment

Property and equipment, including additions and improvements, are recorded at cost. Patents comprise legal fees associated with the application of said patents. Expenditures for repairs and maintenance are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as other income or expense. Long-lived assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the related carrying amount might not be recoverable. Management does not believe that there are any material impairments at December 31, 2002.

Depreciation and amortization are computed using the straight-line method. The estimated useful lives of the Company’s property and equipment is as follows:

Useful Life
Description of property and equipment:
Equipment	5 years
Computer equipment	1 to 3 years
Leasehold improvements	Shorter of estimated life or term of lease
Production tooling	Estimated life of tool
Patents	Estimated life of patent

Product Revenues

The Company recognizes revenue and cost of goods sold when persuasive evidence of an arrangement exists including:

•	Shipment of the product to the customer;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectibility is reasonably assured.

Provision for estimated future cost of warranty is recorded when revenue is recognized.

Customer Owned Tooling

Costs for tooling developed for and owned by the Company’s customers, net of reimbursements, are included in product costs. Net tooling reimbursement for 2002, 2001 and 2000 were (in thousands):

	Years ended December 31,
	2002	2001	2000
Net tooling reimbursement	$59	$203	$34

The Company records tooling reimbursements in accordance with Emerging Issues Task Force Consensus 99-5.

Research and Development Expenses

Research and development activities are expensed as incurred. The Company groups development and prototype costs and related reimbursements in research and development. Development and prototype costs for 2002, 2001 and 2000 were (in thousands):

	Years ended December 31,
	2002	2001	2000
Development and prototype costs	$629	$456	$24

Accounting for Stock-Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note 13. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Net loss
Net loss, as reported	$(6,306)	$(7,691)	$(11,274)
Total stock based compensation expense determined under fair value based method for all awards	(564)	(887)	(875)

Pro forma	$(6,870)	$(8,578)	$(12,149)
Basic and diluted loss per share
Net loss, as reported	$(0.64)	$(1.66)	$(3.43)
Total stock based compensation expense determined under fair value based method for all awards	(0.05)	(0.20)	(0.20)

Pro forma	$(0.69)	$(1.86)	$(3.63)

Income Taxes

Income taxes are determined under guidelines prescribed by SFAS No. 109, “Accounting for Income Taxes.” Under the liability method specified by SFAS 109, deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and State tax rates. A valuation allowance is provided for the portion of net deferred tax assets when management considers it more likely than not that the asset will not be realized.

Net Loss per Share

Basic loss per share (“Basic EPS”) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of Common Stock equivalents.

Because their effects are anti-dilutive, net loss per share for the years ended December 31, 2002, 2001 and 2000 do not include the effect of:

	December 31,
	2002	2001	2000
Stock options outstanding for:
1993 and 1997 Stock Option Plans	997,454	830,622	921,447
Shares of Common Stock issuable upon the exercise of warrants	4,444,299	4,681,447	3,997,382
Shares of Common Stock issuable upon the exercise of an option for Unit Purchase Options granted to underwriter	—	190,400	190,400
Common Stock issuable upon the conversion of Series A Preferred Stock	5,373,134	5,373,134	5,373,134

Total	10,814,887	11,075,603	10,482,363

The table excludes an additional 1,300,140 shares of common stock related to warrants that may be granted per the Ford VPA (Note 6).

Reclassifications

Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of Statements 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections”. This statement rescinds SFAS No. 4 that required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Gains and losses from the extinguishment of debt will no longer be considered extraordinary. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate a financial impact as a result of this Statement, but it will cause a reclassification of the extraordinary gains recognized in 2000.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 supersedes guidance established in the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3 regarding certain exit and disposal costs. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate a financial impact as a result of this Statement.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation clarifies that a guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee and requires certain related disclosures. The Company is currently analyzing the impact of FIN No. 45 on its business.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”. This Interpretation requires a company to consolidate any variable interest entities for which that company has a controlling financial interest. This Interpretation also requires disclosures about the variable interest entities that the Company is not required to consolidate, but in which it has a significant variable interest. The Company is required to adopt the consolidation requirements of this Interpretation for variable interest entities created after January 31, 2003. The Company does not believe that it has any variable interest entities as of December 31, 2002.

Note 4 — Details of Certain Financial Statement Components (in thousands)

	December 31,
	2002	2001
Inventory:
Raw material	$1,562	$866
Work in Process	15	53
Finished goods	326	244

	$1,903	$1,163

Prepaid Expenses and Other Assets:
Deposits	$36	$289
Other receivable	426	—
Prepaid insurance	101	94

	$563	$383

Property and Equipment:
Equipment	$2,020	$1,902
Computer equipment	783	745
Leasehold improvements	350	317
Patents	62	—
Production tooling	1,211	851

	4,426	3,815
Less: accumulated depreciation and amortization	(3,102)	(2,623)

	$1,324	$1,192

Accrued liabilities:
Accrued salaries	$240	$310
Accrued vacation	157	138
Other accrued liabilities	493	474

	$890	$922

Property and equipment includes assets acquired under capital leases of approximately nil and $60,000 at December 31, 2002 and 2001, respectively, and accumulated amortization of nil and $57,000 at December 31, 2002 and 2001, respectively.

Note 5 — Income Taxes

There are no assets or liabilities for income taxes, or income tax expense included in the financial statements because the Company has had losses since inception for both book and tax purposes. The deferred tax assets and related valuation allowance were comprised of the following at December 31 (in thousands):

	December 31,
	2002	2001	2000
Deferred tax assets:
Net operating loss	$21,645	$19,928	$18,520
Credits	1,703	1,512	884
Depreciation	345	343	343
Deferred revenue	932	933	—
Other	301	375	590

	24,926	23,091	20,337
Less: valuation allowance	(24,926)	(23,091)	(20,337)

Net deferred tax asset	—	—	—

Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion that the Company’s deferred tax assets at December 31, 2002 require a full valuation allowance.

A reconciliation between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2002 is as follows:

	December 31,
	2002	2001	2000
Statutory Federal income tax rate	(34.0%)	(34.0%)	(34.0%)
Increase (decrease) in taxes resulting from:
State tax, net of federal benefit	(5.6%)	(5.8%)	(5.8%)
Nondeductible expenses	—	0.1%	0.1%
Change in valuation allowance	39.6%	39.7%	39.7%

Effective rate	—%	—%	—%

Because of the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss and research credit carryforwards is subject to annual limitation against income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future tax liabilities. The Company has Federal Net Operating Loss (NOL) carryforwards of approximately $60,803,000 at December 31, 2002, which expire between 2009 and 2023. Approximately $35,556,000 of these NOLs were incurred prior to the June 8, 1999 Preferred Financing (Note 10), which qualified as a change in ownership under the Internal Revenue Code. The change in ownership limits the amount of the NOL which may be used to approximately $591,000 per year. The NOL incurred after the change in ownership, totaling approximately $25,247,000, may also be subject to an annual limitation under Section 382 of the Internal Revenue Code to the extent of certain future ownership changes.

Note 6 — Ford Agreement

On March 27, 2000, the Company entered into a Value Participation Agreement (“VPA”) with Ford Motor Company (“Ford”). Pursuant to the VPA, Ford agreed that, through December 31, 2004, the Company has the exclusive right to manufacture and supply CCS units to Ford’s Tier 1 suppliers for installation in Ford, Lincoln and Mercury branded vehicles produced and sold in North America (other than Ford branded vehicles produced by AutoAlliance International, Inc.). Ford is not obligated to purchase any CCS units under the VPA.

As part of the VPA, the Company granted to Ford warrants exercisable for Common Stock. A warrant for the right to purchase 82,197 shares of Common Stock at an exercise price of $2.75 per share was issued and fully vested on March 27, 2000. The fair value of the warrant of $1,149,000 was determined using the Black-Scholes valuation model and was recorded as a deferred exclusivity fee on the balance sheet. In addition, Ford received an additional fully vested warrant to purchase 26,148 shares of Common Stock at an exercise price of $2.75 per share due to a one time anti-dilution provision of the VPA that was triggered by the Company’s Private Placement in June 2000. The fair value of the additional warrant of $220,000 was determined using the Black-Scholes model and has been accounted for in the same manner as the deferred exclusivity fee. This fee is being amortized on a straight-line basis from April 2000 to December 2004, the initial term of the Agreement. Amortization of $293,000, $293,000 and $199,000 was recorded as selling, general and administrative expense in 2002, 2001 and 2000, respectively. Additional warrants may be granted and vested based upon annual and cumulative purchases by Ford’s Tier 1 suppliers of a specified number of CCS units throughout the length of the VPA. The exercise price of these additional warrants depends on when such warrants are granted, with the exercise price increasing each year. If Ford does not achieve specific goals in any year, the VPA contains provisions for Ford to make up the shortfall in the next succeeding year. If Ford achieves all of the incentive levels required under the VPA, warrants will be granted and vested for an additional 1,300,140 shares of Common Stock. The Ford warrants contain a cashless exercise provision, which allows Ford to exercise their warrants and receive a number of shares equal in value to the difference between the then market price of the Common Stock and the exercise price of the warrant, multiplied by the number of warrant shares being exercised. As of December 31, 2002, no warrants had been issued related to incentive levels and none of the warrants issued to Ford had been exercised.

Note 7 — Financing

2002 Bridge Loan and Bank Revolving Credit Line

On September 24, 2002, the Company obtained a bridge loan facility from Big Beaver Investments LLC (“Big Beaver”), one of the Company’s two holders of preferred stock and then representing 28.1% ownership on an as converted basis, for an aggregate principal amount of up to $1,000,000 (the “2002 Bridge Loan”). The 2002 Bridge Loan accrued interest at 12% per annum, payable on the first of each month. The 2002 Bridge Loan was due on the earlier of November 24, 2002 or upon the commencement of an asset-based credit line with a lending institution. Any unpaid principal and accrued interest beyond the due date would then accrue interest at 17% per annum. This loan was collateralized by all of the Company’s accounts receivable and was repaid on November 15, 2002 with proceeds from the bank financing described below.

On November 15, 2002, the Company obtained an accounts receivable-based credit line with Comerica Bank to repay the 2002 Bridge Loan and to fund future working capital requirements. This loan is a $3,000,000 Revolving Credit Line with the debt not to exceed the lesser of the Revolving Credit or the Borrowing Formula (80% of eligible accounts receivable up to 90 days from invoice date). At December 31, 2002, $1,694,000 was available and unused under the Credit Line. The Credit Line bears interest of Comerica Bank’s prime rate (4.25% at December 31, 2002) plus 2.75%, which is accrued and charged monthly, with a term of one year from the date of closing. The Credit Line is secured by all of the Company’s and its subsidiary’s assets and expires on January 1, 2004.

2001 Bridge Loan

On September 30, 2001, the Company obtained a Bridge Loan facility from Big Beaver Investments LLC (one of the Company’s two holders of preferred stock and then representing 28.1% ownership on an as converted basis) for an aggregate principal amount of up to $1,500,000 (the “Bridge Loan”). The Bridge Loan accrued interest at 10% per annum, payable at maturity, December 1, 2001. On December 1, 2001, Big Beaver and the Company amended the Bridge Loan to increase the aggregate principal amount to $2,500,000 and with this amendment increased the accrued interest to 12.5% per annum. The amended Bridge Loan was due on the earlier of March 1, 2002 or upon the occurrence of a Trigger Event, defined to have occurred when the Company (or its Board of Directors) shall have authorized, recommended, proposed or publicly announced its intention to enter into (or failed to recommend rejection of) any tender or exchange offer, merger, consolidation, liquidation, dissolution, business combination, recapitalization, acquisition, or disposition of a material amount of the assets of securities or any comparable transaction which has not been consented to in writing by Big Beaver. This loan was collateralized by substantially all of the Company’s assets.

Upon completion of the 2002 Private Placement (Note 8), the principal amount of the Bridge Loan and the accrued interest on that loan, of $2,580,903 were exchanged by the holder for 1,720,602 shares of Common Stock and warrants to purchase 860,301 shares of Common Stock.

In connection with entering into the Bridge Loan, the Company issued a warrant for the right to purchase 652,174 shares (this number was reduced to 326,087 concurrent with completion of the Private Placement (Note 8)) of the Company’s Common Stock at a price of $1.15 per share. The proceeds of the Bridge Loan were allocated between the Bridge Loan and the warrants based upon their estimated relative fair values. The allocated value of the warrants is $362,000, of which $226,000 and $136,000 of related debt discount were amortized to interest expense during the year ended December 31, 2001 and 2002, respectively.

2000 Bridge Loan

On March 16, 2000, the Company obtained a Bridge Loan from Big Star Investments LLC (a limited liability company owned by Westar and Big Beaver, the Company’s two principal shareholders) for an aggregate principal amount of $2.5 million. The loan accrued interest at 10% per annum. Upon completion of the 2000 Private Placement (Note 9), the Company repaid $1.0 million of Bridge Loan principal and accrued interest of $49,000 from the Private Placement. The Company’s $1.0 million payment was allocated for accounting purposes between reacquiring the beneficial conversion feature and the debt. Due to this allocation, the debt was extinguished for less than its net book value, resulting in a $707,000 extraordinary gain on extinguishment of debt. The remaining $1.5 million of Bridge Loan principal was exchanged for 300,000 shares of Common Stock, which was issued equally to Westar and Big Beaver.

The terms of the Bridge Loan specified that the principal and accrued interest were convertible at any time into Common Stock at a conversion price (the “Conversion Price”) equal to the average daily closing bid price of the Common Stock during the ten-day period preceding the date of each Bridge Loan advance. This conversion price was $18.84 and $9.86 per share for the $1.5 million and $1.0 million advances, respectively. The Conversion Price was contingently adjustable in the event the Company issued in excess of $5 million of equity securities in an offering at an issuance price less than the initial Conversion Price with respect to the Bridge Loan. Due to the Company’s Private Placement of equity securities in June 2000 (Note 9) at an issuance price of $5 per share, the Conversion Price of the Bridge Loan was adjusted to $5 per share. This adjustment of the Conversion Price resulted in a non-cash charge to interest expense and a credit to additional paid-in capital of $2.5 million, because it met the definition of a “beneficial conversion feature” in accordance with Emerging Issues Task Force Consensus 98-5. In addition, certain warrants were issued in connection with the Bridge Loan (Note 12).

Note 8 — 2002 Private Placement

On February 25, 2002, the Company completed a private placement (the “Private Placement”) of 6,053,970 shares of common stock (“Common Stock”) (of which 1,720,602 shares relate to the 2001 Bridge Loan (Note 7)) and of warrants to purchase 3,026,985 shares of Common Stock (of which 860,301 shares relate to the 2001 Bridge Loan), to selected institutional, accredited investors and Big Beaver, resulting in total proceeds of $9,080,955 (of which $2,580,903 relates to the exchange of the 2001 Bridge Loan), less issuance costs of $804,000. The estimated value of the warrants granted of $3,433,000 is recorded as a credit to paid-in-capital. As partial compensation for service rendered in the Private Placement, Roth Capital Partners, LLC, was granted a warrant to purchase up to 550,005 shares of the Company’s Common Stock at $2.00 per share. The value of such warrant of $985,000 is recorded as a non-cash offering cost credited to paid-in capital. The warrants issued in the private placement have an exercise price of $2.00 per share and expire on February 25, 2007. We filed a registration statement relating to the resale of the securities offered in the private placement with the Securities and Exchange Commission on March 25, 2002 and the registration statement was declared effective on April 3, 2002. Upon completion of the Private Placement the number of shares of Common Stock issuable upon exercise and the exercise price of the warrant issued in connection with a bridge loan in 2000 between the Company and Big Star Investments LLC were adjusted to 166,667 and $1.50, respectively.

Note 9 — 2000 Private Placement

On June 14, 2000, the Company completed the sale of 2.2 million shares of its Common Stock to selected institutional and accredited investors, resulting in total proceeds of $9.7 million, net of issuance costs of $1.3 million. The $9.7 million excludes a $1.5 million advance on the Bridge Loan which was exchanged for 300,000 shares of Common Stock and issued to Westar and Big Beaver, the owners of Big Star, the lender on the Bridge Loan. As partial compensation for services rendered in the Private Placement, Roth Capital Partners, Inc., was granted a warrant to purchase up to 188,000 shares of the Company’s Common Stock at $5.00 per share. The value of such warrant of $1.4 million was determined using the Black-Scholes model and was reflected as non-cash offering expense.

Note 10 — Convertible Preferred Stock

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

Dividends

The Series A Preferred Stock will receive dividends on an “as-converted” basis with the Common Stock when and if declared by the Board of Directors. The dividends are noncumulative and are payable in preference to any dividends on common stock. As of December 31, 2002, no dividends have been declared on the Company’s preferred stock.

Liquidation Preference

Upon liquidation, dissolution or winding up of Amerigon, each share of Series A Redeemable and Convertible Preferred Stock is entitled to a liquidation preference of $1,000 plus 7% of the original issue price ($1,000) annually for up to four years after issuance plus any declared but unpaid dividends in priority to any distribution to the Common Stock, which will receive the remaining assets of Amerigon. As of December 31, 2002, the liquidation preference was $11,205,000.

The Company’s Certificate of Determination of Rights, Preferences and Privileges of the Series A Preferred Stock (“Certificate”) stated that a liquidation, dissolution or winding up of the Company shall be deemed to be occasioned by (A) the acquisition of the corporation by another entity by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation) of (B) a sale of all or substantially all of the assets of the corporation unless the corporation’s shareholders will immediately after such acquisition or sale hold at least 50% of the voting power of the surviving or acquiring entity. This provision was deemed to be a condition of redemption that was not solely within the control of the issuer. As such, the Company was required to classify the Series A Preferred Stock as mandatorily redeemable or mezzanine equity. In March 2000, the holders of the Series A Preferred Stock agreed to amend the Certificate to eliminate this provision and the Company reclassified $8,267,000 from mandatorily redeemable preferred stock to Series A Preferred Stock.

Redemption

On or after January 1, 2003, if the closing price of the Common Stock for the past 60 days has been at least four times the then Conversion Price ($1.675 per share at December 31, 2002), Amerigon may redeem the Series A Redeemable and Convertible Preferred Stock for an amount equal to the Series A Redemption Price, which was $11,205,000 at December 31, 2002.

Note 11 — Common Stock

On May 24, 2000, the shareholders approved the elimination of the Class B Common Stock and the renaming of the Class A Common Stock to “Common Stock”.

In conjunction with the 1997 public offering, fees to the underwriter included an option until February 12, 2002, to purchase 1,700 Units (the “Unit Purchase Option”) at $1,493.50 each. Each unit consists of 56 shares of Common Stock and 56 Class A Warrants. On February 12, 2002, these Unit Purchase Options had expired.

Note 12 — Stock Warrants

The following table lists the stock warrants outstanding at December 31, 2002 and 2001. All such warrants are vested and exercisable except the contingent warrants.

Issued in connection with:	2002	2001	Exercise Price	Expiration
Class A Warrants	—	1,993,264	$17.80	February 2002
Unit Purchase Options	—	190,400	$22.23	February 2002
Preferred Financing contingent warrants	33,210	1,644,664	Various	2002 thru 2007
1998 Financial Advisor warrants	25,000	25,000	$5.30	November 2003
1999 Financial Advisor warrants	20,000	20,000	$2.67	June 2004
Ford VPA agreement	108,345	108,345	$2.75	March 2007
2000 Bridge Loan	166,667	50,000	$1.50/$5.00	March 2005
2001 Bridge Loan	326,087	652,174	$1.15	December 2006
2000 Placement Agent warrants	188,000	188,000	$5.00	June 2005
2002 Private Placement	3,576,990	—	$2.00	February 2007

Total	4,444,299	4,871,847

Warrants Issued in Connection with the Financings

In conjunction with the Preferred Financing (Note 10) the Company issued contingent warrants to purchase 1,229,574 shares of Common Stock at exercise prices ranging from $2.67 to $51.25 in exchange for $1,000. During 2000, additional contingent warrants to purchase 423,946 were issued due to certain anti-dilution provisions in the contingent warrants. In addition, contingent warrants for 1,611,454 and 8,856 shares of Common Stock expired in 2002 and 2000, respectively. At December 31, 2002, the Company had outstanding contingent warrants to issue 33,210 shares of Common Stock. The warrants could only be exercised to the extent that warrants were exercised by existing warrant holders and then only in the proportion of the Company’s equity purchased and at the same exercise price as the exercising warrant holders. The proceeds of the preferred financing were allocated between the preferred stock and the warrants based on the relative fair values of the preferred stock and the warrants. The fair value allocated to the warrants granted was less than $1,000.

Also in conjunction with the Preferred Financing (Note 10), the Company granted to financial advisors warrants to purchase 45,000 shares of Common Stock at exercise prices ranging from $2.67 to $5.30 per share.

The relative fair value of the warrants granted was $1,000 and was reflected as paid in capital. The warrants are exercisable at any time prior to dates ranging from November 6, 2003 to June 10, 2004 and none had been exercised as of December 31, 2002.

In conjunction with the 2000 Bridge Loan (Note 7), Big Star (Big Beaver and Westar Capital) received a warrant to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.00 per share, which was assigned a relative fair value of $173,000 and reflected as additional paid in capital. The warrant expires in five years if not exercised. . Upon completion of the 2002 Private Placement (Note 8), the number of shares of Common Stock issuable upon exercise and the exercise price of the warrant issued in connection with a bridge loan in 2000 between the Company and Big Star Investments LLC were adjusted to 166,667 and $1.50, respectively.

In conjunction with the 2001 Bridge Loan (Note 7), Big Beaver received a warrant that is exercisable for 326,087 shares of Common Stock at an exercise price of $1.15 per share, which were assigned a relative fair value of $362,000 (Note 7) and reflected as additional paid in capital. The warrant expires in five years if not exercised.

In conjunction with the 2002 Private Placement, the Company issued to selected institutional and accredited investors warrants to purchase 2,166,684 shares of Common Stock and as partial compensation for services rendered in the private placement, the Company issued to Roth Capital Partners, LLC a warrant to purchase up to 550,005 shares of the Company’s Common Stock. The warrants issued in the private placement have an exercise price of $2.00 per share and expire on February 25, 2007. The assigned relative fair value of $4,418,000 was determined using the Black-Scholes model and is recorded as paid in capital. Upon conversion of the 2001 Bridge Loan for Common Stock in the 2002 Private Placement, Big Beaver received a warrant that is exercisable for 860,301 shares of Common Stock at an exercise price of $2.00 per share. The warrant expires in five years if not exercised.

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

The issuance of 2.5 million shares of Common Stock in 2000 Private Placement (Note 9) triggered certain anti-dilution provisions in the Class A Warrants which required the Company to issue additional warrants to the

Class A warrant holders to purchase 524,488 shares of Common Stock. As a result, the number of Class A Warrants outstanding increased to 1,993,264. As a result of the warrant issued to Ford in March, 2000, and the issuance of the 2.5 million shares of Common Stock in June, the total exercise price for each publicly traded warrant has been lowered from $24.149 to $17.795. The Company’s Class A Warrants traded under the symbol ARGNW.

On February 12, 2002, the Class A warrants expired without any being exercised and as a result, the contingent warrants issued by the Company were no longer exercisable and expired on May 12, 2002.

Note 13 — Stock Options

Under the Company’s 1997 and 1993 Stock Option Plans (the “Plans”), as amended in May 2002, 1,800,000 and 110,000 shares, respectively, of the Company’s Common Stock are reserved for issuance, pursuant to which officers and employees of the Company as well as other persons who render services to or are otherwise associated with the Company are eligible to receive qualified (“incentive”) and/or non-qualified stock options.

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

The following table summarizes stock option activity:

		1997 and 1993 Stock Option Plans
	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 1999	602,573	867,260	4.63
Granted	(95,000)	95,000	5.25
Exercised	—	(17,886)	3.10
Expired	(25,167)	—	—
Canceled	22,927	(22,927)	8.79

Outstanding at December 31, 2000	505,333	921,447	$8.15

Granted	(99,000)	99,000	1.73
Expired	(17,000)	—	—
Canceled	189,826	(189,826)	5.60

Outstanding at December 31, 2001	579,158	830,621	$4.05

Authorized	500,000	—	—
Granted	(415,000)	415,000	1.87
Expired	(6,667)	—	—
Canceled	248,167	(248,167)	6.37

Outstanding at December 31, 2002	905,659	997,454	$2.66

Of 415,000 shares of Common Stock granted in 2002, options for 189,000 shares of Common Stock were issued as compensation to Mr. Oscar B. Marx for his services as chief executive officer of the Company.

The following table summarizes information concerning currently outstanding and exercisable stock options for the 1993 and 1997 Stock Option Plans as of December 31, 2002:

	Options Outstanding at December 31, 2002			Options Exercisable at December 31, 2002
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Vested and Exercisable	Weighted- Average Exercise Price
$1.05— 2.35	406,250	4.49	$1.53	261,750	$1.54
2.40— 3.31	498,100	3.80	3.01	439,223	3.02
3.45— 5.55	73,604	6.36	3.89	58,931	3.94
6.50—14.09	19,500	4.84	11.02	18,900	10.92

	997,454			778,804

The fair value of each stock option grant has been estimated pursuant to SFAS No. 123 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	1993 and 1997 Stock Option plans
	2002	2001	2000
Risk-free interest rates	1.12%	6.75%	6.5%
Expected dividend yield	none	none	none
Expected lives	10.0 yrs.	10.0 yrs.	10.0 yrs.
Expected volatility	96%	96%	96%

The weighted average grant date fair values of options granted under the 1993 and 1997 Stock Option Plan during 2002, 2001 and 2000 were $1.36, $1.43 and $4.73, respectively.

Note 14 — Supplemental Disclosure of Cash Flow Information and Non-Cash Activity

Significant non-cash Items:

	Years ended December 31,
	2002	2001	2000
Issuance of warrants to underwriter of private placement	985	—	1,440
Exchange of bridge note payable for common stock	2,581	—	1,452
Issuance of stock options to non-employees	27	3	47
Issuance of common stock for bonus awards	—	245
Issuance of warrants to underwriter in conjunction with the bridge loan	—	—	173
Issuance of warrants to consultants for exclusivity rights	—	—	1,369

Cash paid for interest in 2002, 2001 and 2000 were $11,000, $2,000 and $51,000, respectively.

Note 15 — Licenses

In 1992, the Company obtained the worldwide license to manufacture and sell technology for a CCS product to individual automotive OEMs. Under the terms of the license agreement, royalties are payable based on cumulative net sales and require a minimum payment of $100,000 per year, payable on the first business day of the year. The Company has recorded royalty expense under this license agreement of $304,000, $129,000 and $100,000 in 2002, 2001 and 2000, respectively. These royalties are recorded as cost of goods sold.

Note 16 — Commitments

The Company leases its corporate offices in Dearborn, Michigan from the Ford Motor Corporation. The lease agreement expires on June 30, 2007 and requires the Company to pay $10,900 per month. The Company also leases its technical facility in Irwindale, California from a partnership controlled by Dr. Bell, a shareholder of the Company. The lease agreement expires on February 28, 2006, and requires the Company to pay $12,100 per month. The Company also leases certain equipment under operating leases, which expire in 2003. Rent expense under all of the Company’s operating leases was $465,000, $476,000 and $348,000 for 2002, 2001 and 2000, respectively. Future minimum lease payments under all operating leases are $330,000, $311,000, $303,000, $166,000 and $71,000 in 2003, 2004, 2005, 2006 and 2007, respectively, and nil thereafter.

On March 28, 2001, the Company entered into a Manufacturing and Supply Agreement (the “Agreement”) with Ferrotec Corporation (“Ferrotec”), a Tokyo-based manufacturer. The Agreement grants to Ferrotec the exclusive right to manufacture CCS units in certain countries primarily located in the Far East (the “Territory”) for ultimate distribution by Amerigon to its customers within the Territory, with the understanding that the parties will enter into good faith negotiations to establish a joint venture for the purpose of purchasing, marketing, selling and distributing the CCS units in the Territory. The Territory includes China, Japan, Taiwan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the Agreement began April 1, 2001 and expires on April 1, 2011. The $2,000,000 fee paid by Ferrotec to the Company in connection with the Agreement has been recorded as a deferred manufacturing agreement liability on the condensed consolidated financial statements and is being amortized as other income on a straight-line basis over the term of the Agreement at a rate of $200,000 a year. Ferrotec also entered into a Subscription Agreement with the Company, whereby Ferrotec purchased 200,000 shares of unregistered Common Stock at $5.00 per share. The Subscription Agreement grants Ferrotec demand registration rights beginning one year from the closing of the Subscription Agreement and piggy-back registration rights if the Company proposes to register any securities before then. The Company received the $2,000,000 and $1,000,000 payments under the two agreements in April 2001.

The Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements at December 31, 2002.

Note 17 — Related Party Transactions

Outsourcing of Production

In January 2002, the Company began outsourcing production of product for its North American customers to a supplier plant in Chihuahua, Mexico. This plant is controlled by TMW Enterprises, the parent company of Big Beaver Investments LLC (one of the Company’s major shareholders). Amounts paid in 2002 under this agreement were $595,000.

Lease of Building in Irwindale, California

The Company leases its current facility in Irwindale, California from a partnership controlled by Dr. Bell, the founder and Vice Chairman of the Company (Note 16).

Note 18 — Segment Reporting

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” which requires the Company to disclose certain segment information used by management for making operating decisions and assessing the performance of the Company. Essentially, management evaluates the performance of its segments based primarily on operating results before depreciation and selling, general and administrative costs. Such accounting policies used are the same as those described in Note 3.

The Company’s reportable segments are as follows:

•	Climate Control Seats (CCS) — variable temperature seat climate control system designed to improve the temperature comfort of automobile passengers.

•	BSST LLC (BSST) — a subsidiary engaged in a research and development effort to improve the efficiency of thermoelectric devices and develop products based on this new technology.

•	Radar (AmeriGuard) — radar-based sensing system that detects objects that reflect radar signals near the automobile and provides an audible or visual signal as the driver approaches the object. In December 2000, the Company’s Board of Directors decided to cease funding the development of AmeriGuard in order to focus the Company’s resources on marketing the CCS product and developing the next generation CCS device.

The table below presents information about the reported revenues and operating loss of Amerigon for the years ended December 31, 2002, 2001 and 2000 (in thousands). Asset information by reportable segment is not reported, since management does not produce such information.

	CCS	BSST	AmeriGuard	Reconciling Items		As Reported
2002
Revenue	$15,271	$—	$—	$—		$15,271
Operating loss	430	(1,052)	—	(5,553	)(1)	(6,175)
2001
Revenue	$6,447	$—	$—	$—		$6,447
Operating loss	(1,998)	(991)	—	(4,548	)(1)	(7,537)
2000
Revenue	$6,886	$—	$—	$—		$6,886
Operating loss	(2,798)	—	(689)	(6,088	)(1)	(9,575)

(1)	Represents selling, general and administrative costs of $5,344,000, $4,330,000 and $5,859,000, respectively, and depreciation expense of $209,000, $218,000 and $229,000, respectively, for years ended December 31, 2002, 2001 and 2000.

Revenue information by geographic area (in thousands):

	2002	2001	2000
United States	$10,345	$2,868	$4,271
Asia	4,926	3,579	2,615

Total Revenues	$15,271	$6,447	$6,886

In 2002, two customers, one foreign (NHK) and one domestic (JCI), represented 26% and 59%, respectively, of the Company’s sales. In 2001, two customers, one foreign (NHK) and one domestic (JCI), represented 56% and 43%, respectfully, of the Company’s sales. In 2000, two customers, one foreign (NHK) and one domestic (JCI), represented 38% and 61%, respectively, of the Company’s sales.

AMERIGON INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2000	58	—	—	(3)	55
Year Ended December 31, 2001	55	—	—	(5)	50
Year Ended December 31, 2002	50	5	—	—	55

Allowance for Deferred Income Tax Assets
Year Ended December 31, 2000	15,939	4,398	—	—	20,337
Year Ended December 31, 2001	20,337	2,754	—	—	23,091
Year Ended December 31, 2002	23,091	1,835	—	—	24,926

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Amerigon Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 24 present fairly, in all material respects, the financial position of Amerigon Incorporated at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 24 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

March 14, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGON INCORPORATED

By:	/s/ DANIEL R. COKER

Daniel R. Coker
Chief Executive Officer
March 28, 2003
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Daniel R. Coker and William J. Wills, or any of them, as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Capacity	Date

/s/ DANIEL R. COKER DANIEL R. COKER	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ WILLIAM J. WILLs WILLIAM J. WILLS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2003

/s/ OSCAR B. MARX III OSCAR B. MARX III	Director	March 28, 2003

/s/ LON E. BELL LON E. BELL	Director	March 28, 2003

/s/ FRANCOIS J. CASTAING FRANCOIS J. CASTAING	Director	March 28, 2003

/s/ JOHN W. CLARK JOHN W. CLARK	Director	March 28, 2003

/s/ PAUL OSTER PAUL OSTER	Director	March 28, 2003

/s/ JAMES J. PAULSEN JAMES J. PAULSEN	Director	March 28, 2003

I, Daniel R. Coker, certify that:

1.	I have reviewed this annual report on Form 10-K of Amerigon Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DANIEL R. COKER
Daniel R. Coker
President and Chief Executive Officer

Date:  March 28, 2003

I, William J. Wills, certify that:

1.	I have reviewed this annual report on Form 10-K of Amerigon Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM J. WILLS
William J. Wills
Chief Financial Officer

Date:  March 28, 2003