Form 10-Q
period 2003-03-31
AMERIGON INC
filed 2003-05-14
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

At May 5, 2003, the registrant had 10,771,230 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

(2)

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$336	$274
Accounts receivable less allowance of $59 and $55, respectively	3,588	4,530
Inventory	2,297	1,903
Prepaid expenses and other assets	398	563

Total current assets	6,619	7,270
Property and equipment, net	1,447	1,324
Deferred exclusivity fee	512	585

Total assets	$8,578	$9,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,674	$4,296
Accrued liabilities	994	890
Bank loan payable	1,564	670
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	6,432	6,056
Deferred manufacturing agreement – long term portion	1,400	1,450
Minority interest in subsidiary	—	2

Total liabilities	7,832	7,508

Shareholders’ equity:
Preferred stock:
Series A – no par value; convertible; 9,000 shares authorized, 9,000 issued and outstanding at March 31, 2003 and December 31, 2002; liquidation preference of $11,363 and $11,205 at March 31, 2003 and December 31, 2002	8,267	8,267
Common stock;
No par value; 30,000,000 shares authorized, 10,771,000 issued and outstanding at March 31, 2003 and December 31, 2002	43,051	43,051
Paid-in capital	19,504	19,504
Accumulated deficit	(70,076)	(69,151)

Total shareholders’ equity	746	1,671

Total liabilities and shareholders’ equity	$8,578	$9,179

See accompanying notes to the condensed consolidated financial statements

(3)

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Product revenues	$5,246	$1,525
Cost of sales	4,171	1,374

Gross margin	1,075	151
Operating costs and expenses:
Research and development	945	902
Selling, general and administrative	1,084	1,213

Total operating costs and expenses	2,029	2,115

Operating Loss	(954)	(1,964)
Interest expense	(23)	(152)
Other income	50	50
Minority interest in net loss (income) of subsidiary	2	(33)

Net loss	$(925)	$(2,099)

Basic and diluted net loss per share	$(0.09)	$(0.30)

Weighted average number of shares outstanding	10,771	7,072

See accompanying notes to the condensed consolidated financial statements

(4)

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Operating Activities:
Net loss	$(925)	$(2,099)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	125	121
Change in operating assets and liabilities:
Accounts receivable	942	93
Inventory	(394)	(867)
Prepaid expenses and other assets	165	228
Accounts payable	(622)	305
Accrued liabilities	104	(63)

Net cash used in operating activities	(605)	(2,282)

Investing Activities:
Purchase of property and equipment	(225)	(169)
Other investing activities	(2)	(11)
Increase in restricted cash	—	(7)

Net cash used in investing activities	(227)	(187)

Financing Activities:
Proceeds from bank financing	894	—
Proceeds from issuance of common stock	—	6,500
Cost of issuance of common stock	—	(778)
Proceeds from bridge financing	—	500

Net cash provided by financing activities	894	6,222

Net increase in cash and cash equivalents	62	3,753

Cash and cash equivalents at beginning of period	274	456

Cash and cash equivalents at end of period	$336	$4,209

See accompanying notes to condensed consolidated financial statements

(5)

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company

          Amerigon Incorporated (the “Company”) designs, develops and markets proprietary high technology electronic systems for sale to car and truck original equipment manufacturers (“OEMs”).  In 2002, the Company completed its third full year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants.  The Company has shipped more than 500,000 units of its CCS product through March 2003 to four customers, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), NHK Spring Company, Ltd. (“NHK”) and Marubeni Vehicle Corporation (“Marubeni”).  The Company currently supplies its CCS product to the following automobile manufacturers and seat suppliers:

Vehicle	Seat Supplier	Program Started

Lincoln Navigator sport utility vehicle	Johnson Controls	November 1999
Lexus LS 430/Toyota Celsior luxury sedan	NHK	June 2001
Ford Expedition sport utility vehicle	Johnson Controls	January 2002
Infiniti Q45 / M45 luxury sedans	Johnson Controls, Asia Marubeni	June 2002
Lincoln Aviator sport utility vehicle	Lear	August 2002
Lincoln LS sport utility vehicle	Johnson Controls	October 2002

          The Company has a 90% interest in BSST LLC (“BSST”).  BSST is engaged in a research and product development effort to improve the efficiency of thermoelectric devices.  Since June 1, 2001, the consolidated financial position and consolidated operating results of the Company have included BSST and its financial position and operating results are reflected in the condensed consolidated financial statements at March 31, 2003.  Intercompany accounts are eliminated in consolidation.

Note 2 – Basis of Presentation and Summary of Certain Accounting Policies

          The accompanying condensed consolidated financial statements as of March 31, 2003 have been prepared by the Company without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the operating results for the full year.

          The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering, as well as other equity and debt financing.  At March 31, 2003, the Company had cash and cash equivalents of $336,000 and working capital of $187,000.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These

(6)

condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

Note 3 – Inventory / Outsourcing of Production / Related Party Transaction

          Details of inventory by category, in thousands:

	March 31, 2003	December 31, 2002

Raw Material	$1,616	$1,562
Work in Process	—	15
Finished Goods	681	326

Total Inventory	$2,297	$1,903

          In December 2003, the Company completed the outsourcing of production of the CCS product for its North American and Asian customers to Millennium Plastics Technologies, LLC in Chihuahua, Mexico.  This company is controlled by TMW Enterprises, Inc. the managing member of Big Beaver Investments LLC (one of the Company’s three major shareholders).  As of March 31, 2003, the components held at this supplier’s plant are reported as raw material inventory.  Completed CCS systems held at the supplier’s plant before shipment to the customer are reported as finished goods inventory.  For the quarter ended March 31, 2003, purchases from this supplier totaled $466,000 with an accounts payable balance of $280,000 as of this date.

Note 4 – Net Loss per Share

          The Company’s net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding.  Because their effects are anti-dilutive, net losses per share for the three months ended March 31, 2003 and 2002, do not include the effect of:

	Three Months Ended March 31,

	2003	2002

Stock options outstanding for:1993 and 1997 Stock Option Plans	1,077,905	736,528
Shares of Common Stock issuable upon the exercise of warrants	4,444,299	4,444,299
Common Stock issuable upon the conversion of Series A Preferred Stock	5,373,134	5,373,134

Total	10,895,338	10,553,961

(7)

Note 5 – Research and Development Expense

          The Company’s consolidated research and development expense includes the expenses of Amerigon and of BSST.  The following table details research and development expense by company, in thousands:

	Three Months Ended March 31,

	2003	2002

Research and development expense:
Amerigon programs	$759	$596
BSST programs	186	306

Total research and development expense	$945	$902

Note 6 – Segment Reporting

          The tables below present segment information about the reported revenues and operating loss of Amerigon for the three months ended March 31, 2003 and 2002 (in thousands).  Asset information by reportable segment is not reported since management does not produce such information.

For the Three Months Ended March 31,	CCS	BSST (1)	Reconciling Items		As Reported

2003
Revenue	$5,246	$—	$—		$5,246
Operating Income (Loss)	316	(186)	(1,084	)(2)	(954)
2002
Revenue	1,525	—	—		1,525
Operating Loss	(445)	(306)	(1,213	)(2)	(1,964)

(1) BSST LLC is a subsidiary of the Company.

(2) Represents selling, general and administrative costs of $1,072,000 and $1,165,000, respectively, and depreciation expense of $12,000 and $48,000, respectively, for the three months ended March 31, 2003 and 2002.

Product revenue information by geographic area (in thousands):

	Three Months Ended March 31,

	2003	2002

United States	$4,552	$924
Asia	694	601

Total Product Revenues	$5,246	$1,525

(8)

Product revenue information by customer, as a percent of total product revenues:

	Three Months Ended March 31,

	2003	2002

Domestic	87%	61%
Asian	13%	39%

Total Product Revenues	100%	100%

Note  7 – Accrued Liabilities

Details of accrued liabilities (in thousands):

	March 31, 2003	December 31, 2002

Accrued salaries	$331	$240
Accrued vacation	166	157
Other accrued liabilities	497	493

Total accrued liabilities	$994	$890

Note 8 – Accounting for Stock-Based Compensation

          The Company issues options to key employees under its 1993 and 1997 Stock Option Plans.  The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company has not recognized any expense related to employee stock options, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2003 and 2002 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(925)	$(2,099)
Value of stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(155)	(197)

Pro forma net loss	$(1,080)	$(2,296)

Loss per share:
Basic – as reported	$(0.09)	$(0.30)
Basic – pro forma	$(0.10)	$(0.32)
Diluted – as reported	$(0.09)	$(0.30)
Diluted – pro forma	$(0.10)	$(0.32)

(9)

Note 9 – Financing

          On November 15, 2002, the Company obtained an accounts receivable-based credit line.  This loan is a $3,000,000 Revolving Credit Line with the debt not to exceed the lesser of the Revolving Credit or the Borrowing Formula (80% of eligible accounts receivable up to 90 days from invoice date).  At March 31, 2003, $470,000 was available and unused under the Credit Line.  The Credit Line bears interest of Comerica Bank’s prime rate (4.25% at March 31, 2003) plus 2.75%, which is accrued and charged monthly.  The Credit Line is secured by all of the Company’s and its subsidiary’s assets and expires on January 1, 2004.

(10)

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) appearing elsewhere in this report.

          We design, develop, and market proprietary high technology electronic systems for sale to car and truck original equipment manufacturers (“OEMs”).  In 2002, we completed our third full year of producing and selling our Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both active heating and cooling to seat occupants.  We have shipped more than 500,000 units of our CCS product through March 2003 to four customers, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), NHK Spring Company, Ltd. (“NHK”) and Marubeni Vehicle Corporation (“Marubeni”).  We currently supply our CCS product to the following automobile manufacturers and seat suppliers:

Vehicle	Seat Supplier	Program Started

Lincoln Navigator sport utility vehicle	Johnson Controls	November 1999
Lexus LS 430/Toyota Celsior luxury sedan	NHK	June 2001
Ford Expedition sport utility vehicle	Johnson Controls	January 2002
Infiniti Q45 / M45 luxury sedans	Johnson Controls, Asia Marubeni	June 2002
Lincoln Aviator sport utility vehicle	Lear	August 2002
Lincoln LS sport utility vehicle	Johnson Controls	October 2002

          We operate as a Tier II supplier to the auto industry.  Inherent in this market are up front development, engineering and production costs and expenses well in advance of the receipt of orders (and resulting revenues) from customers.  This is due in part to automotive manufacturers requiring the coordination and testing of proposed new components and sub-systems.  Revenues from these expenditures may not be realized for two to three years as the manufacturers tend to group new components and enhancements into annual new model introductions.

Results of Operations

First Quarter 2003 Compared with First Quarter 2002

          Revenues.  Product revenues for the three months ended March 31, 2003 (“2003”) were  $5,246,000 as compared with revenues of $1,525,000 for the three months ended March 31, 2002 (“2002”).  This increase of $3,721,000, or 244%, is primarily due to increased demand for our CCS product as an option on the Lincoln Navigator and Ford Expedition, and the addition of our CCS product as an option since the first quarter of 2002 on the Lincoln LS, Lincoln Aviator and Infiniti Q35 and M45 vehicle lines.  We expect shipments for current vehicles to remain relatively constant in 2003, with volume increases occurring when new vehicles offering CCS are introduced in 2003.  Unit shipments rose to 80,000 units for the period ended March 31, 2003 as compared to 21,000 units for the same period a year prior.  We expect volume to be up more than 50% in fiscal 2003, compared to fiscal 2002, with 14 vehicle

(11)

models offering our CCS product by the end of the year, including the first shipments of General Motors vehicles with CCS.

          Cost of Sales.  Cost of sales increased to $4,171,000 in 2003 from $1,374,000 in 2002.  The increase of $2,797,000 is primarily attributable to the increase in unit shipments.  While cost of sales increased in absolute dollars, it decreased as a percentage of revenue to 80% for the period ended March 31, 2003 from 90% from the same period one year prior.  This decrease in the cost of sales percentage for the quarter ended 2003 is due to a similiar fixed cost portion of the category being absorbed by a greater sales volume.  Cost of sales includes tooling costs and related reimbursements.

          Research and Development Expenses.  Research and development expenses increased to $945,000 in 2003 from $902,000 in 2002.  This $43,000, or 5%, increase was due primarily to prototype costs associated with the next generation of our CCS product and the development costs to adapt our CCS product to new vehicles scheduled for launch later in the year, partially offset by lower expenses for BSST programs to improve the efficiency of thermoelectric devices.

          We group development and prototype costs and related reimbursements in research and development.  This is consistent with accounting standards applied in the automotive industry.  Costs for tooling, net of related reimbursements, are included in cost of sales.

          Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $1,084,000 in 2003 compared to $1,213,000 in 2002.  This $129,000, or 11%, decrease was primarily due to the completion of the sourcing of manufacturing to a contract manufacturer located in Mexico.  The resourcing process began in the first quarter of 2002 and was complete by year-end.

          Interest Expense.  Interest expense decreased from $152,000 in 2002 to $23,000 in 2003.  The decrease is primarily due to the lower average balance of borrowings outstanding in 2003, primarily due to the conversion on February 25, 2002 of the 2001 bridge loan into common stock and warrants.

Liquidity and Capital Resources

          As of March 31, 2003, we had net working capital of $187,000.  As of March 31, 2003, our cash and cash equivalents increased $62,000 from $274,000 at December 31, 2002.  Cash used in operating activities amounted to $605,000, mainly attributable to the net loss, net of depreciation, of $800,000. Cash used in investing activities amounted to $227,000, primarily reflecting the purchase of tooling and equipment of $225,000.  Financing activities provided $894,000 from additional borrowings under the revolving credit line.

          BSST LLC was established in August 2000 by Dr. Lon E. Bell, the founder of Amerigon.  BSST is engaged in a research and product development effort to improve the efficiency of thermoelectric devices.  In September 2000, we entered into an option agreement with BSST to purchase a 90% interest in BSST for an aggregate of $2,000,000.  We paid $150,000 to BSST for the option rights at that time.  The original option agreement was amended to extend the termination date from January 31, 2001 to May 31, 2001, in exchange for additional option payments totaling $360,000.  On May 31, 2001, we exercised our option by paying $400,000 to BSST.  As of December 31, 2002, we had paid to BSST $2,000,000. We have, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year.

(12)

          Until we are selling units in the automotive market with adequate volumes and margin, we expect to incur losses.  The production volumes that we presently expect for the Ford Expedition, Lincoln Navigator, Lincoln LS, Lincoln Aviator, Lexus LS 430, Toyota Celsior, Infiniti Q45 and M45 will not be sufficient to break even.  The addition of the announced new programs of the Cadillac XLR, Cadillac DeVille, Cadillac Escalade and Mercury Monterey is expected to generate sufficient volume in the second half of 2003 to at least obtain break even results on an on-going basis. We are working with many automobile manufacturers for future introduction of our CCS technology, but there is no guarantee these manufacturers will introduce our products.

          We have funded our financial needs from inception primarily through net proceeds received through our initial public offering, as well as other equity and debt financings.  At March 31, 2003, we had cash and cash equivalents of $336,000 and working capital of $187,000.

          We have received notice of our non-compliance with a continued listing requirement of The Nasdaq Stock Market.  That requirement is that we have a minimum of $2,500,000 of shareholders’ equity, $35,000,000 in market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years).  We are considering ways to achieve and sustain compliance with this listing requirement by increasing our equity, although we have not received any commitments to provide equity, we might not receive any proposals for additional equity that would be acceptable to us and we might not be able to raise sufficient capital to avoid delisting.  If we fail to meet this requirement, our common stock will likely be delisted from The Nasdaq SmallCap Market.  See “Risk Factors – Risks Relating to Share Ownership – Delisting from an active trading market may adversely affect the liquidity and trading price of our common stock.”

Related Party Transactions

          We have outsourced production of our CCS product for our North American and Asian customers to Millennium Plastics Technologies, LLC in Chihuahua, Mexico.  The company is controlled by TMW Enterprises, Inc., an affiliate the managing member of Big Beaver Investments LLC (one of our three major shareholders).  In addition to the assembly labor operation, we purchase various injection molded components of our product from them.  Purchases of labor services and components were $81,000 for the quarter ended March 31, 2002 and $466,000 for the quarter ended March 31, 2003.

          We lease our current facility in Irwindale, California from a partnership controlled by Dr. Bell, the founder and Vice Chairman of the Company.

(13)

FORWARD LOOKING STATEMENTS

          Certain matters discussed or referenced in this report, including expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of platforms with major automotive manufacturers, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based.  Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.

RISK FACTORS

Risk Relating to our Business

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

We have incurred substantial operating losses since our inception and we are continuing to incur losses

          We have incurred substantial operating losses since our inception.  We had operating losses of $6,175,000 in 2002, $7,537,000 in 2001 and $9,575,000 in 2000.  As of March 31, 2003, we had accumulated deficits since inception of $70,076,000.  Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract.  Approximately $33.0 million of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2002.

          We have been in production of the CCS product for approximately 41 months and have fixed operating costs that can only be absorbed by higher volumes. Our breakeven point is still above our

(14)

current production levels.  As a result, we expect to incur minimal losses in the near term.  We will not be able to achieve a quarterly operating profit in 2003 unless we are successful in increasing our CCS product revenues.

          We have incurred net losses of $6,306,000, $7,691,000 and $11,274,000 and we have used cash in operating activities of $6,942,000, $6,696,000 and $9,370,000 in 2002, 2001 and 2000, respectively

Our ability to market our products successfully depends on acceptance of our product by automotive manufacturers and consumers

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

(15)

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

The outsourcing of production entails risks of production interruption and unexpected costs

          We had been engaged in manufacturing in California for three years, producing moderate quantities.  We have completed the outsourcing of production to lower-cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment.  The shift of production for North American and Asian platforms to a supplier plant in Chihuahua, Mexico and the start up of our next generation of product in China entail risk of production interruption and unexpected costs due to the extended logistics.

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

(16)

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

(17)

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

Our customers typically reserve the right unilaterally to cancel contracts or reduce prices, and the exercise of such right could reduce or eliminate any financial benefit to us anticipated from such contract

          Automotive customers typically reserve the right unilaterally to cancel contracts completely or to require unilateral price reductions. Although they generally reimburse companies for actual out-of-pocket costs incurred with respect to the particular contract up to the point of cancellation, these reimbursements typically do not cover costs associated with acquiring general purpose assets such as facilities and capital equipment, and may be subject to negotiation and substantial delays in receipt by us. Any unilateral cancellation of, or price reduction with respect to, any contract that we may obtain could reduce or eliminate any financial benefits anticipated from such contract and could have a material adverse effect on

(18)

our financial condition and results of operations.  To date, no such fees have been reimbursed and have not suffered any price reductions.

Our success will depend in large part on retaining key personnel, which may be affected by the relocation of our corporate offices

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

Our reliance on outside major contractors may impair our ability to complete certain projects and manufacture products on a timely basis

          We have engaged certain outside contractors to perform product assembly and other production functions for us.   We believe that there are a number of outside contractors that provide services of the kind that are used by us and that we may desire to use in the future.  However, no assurance can be given that any such contractors would agree to work for us on terms acceptable to us or at all.  Our inability to engage outside contractors on acceptable terms or at all would impair our ability to complete any development and/or manufacturing contracts for which outside contractors’ services may be needed.  Moreover, our reliance upon third party contractors for certain production functions reduces our control over the manufacture of our products and makes us dependent in part upon such third parties to deliver our products in a timely manner, with satisfactory quality controls and on a competitive basis.

Our business exposes us to potential product liability risks

          Our business exposes us to potential product liability risks which are inherent in the manufacturing, marketing and sale of automotive components. In particular, there are substantial warranty and liability risks associated with our products.  If available, product liability insurance generally is expensive. While we presently have $6,000,000 of product liability coverage ($5,000,000 on a Per Occurrence Basis) with an additional $2,000,000 in product recall coverage, there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms with respect to other products we may develop, or that any insurance obtained will provide adequate protection against any potential liabilities. In the event of a successful claim against us, a lack or insufficiency of insurance coverage could have a material adverse effect on our business and operations.

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

(19)

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

Risks Relating to Share Ownership

Our significant shareholders control the company

          Big Beaver Investments LLC and Westar Capital II LLC each own 4,500 shares of Series A Preferred Stock, which are convertible into common stock at an initial conversion price of $1.675 per common share.   On February 25, 2002, we entered into a separate agreement with Big Beaver pursuant to which it acquired an additional 1,720,602 shares of common stock and warrants to purchase an additional 860,301 shares of common stock at a price of $2.00 per share.  Big Beaver and Westar Capital have the right to elect a majority of our directors as well as preemptive rights on future financings, so as to maintain their percentage ownership and have registration rights.  Based upon the terms of the Series A Preferred Stock, Big Beaver and Westar Capital together in the aggregate held approximately 46% of our common equity (on an as converted basis, excluding options and warrants), as of March 31, 2003.

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

          The Series A Preferred Stock, which is outstanding, confers upon its holders the right to elect five members of the Board of Directors while the holders of common stock have the right to elect two members of the Board of Directors.  In addition, the Series A Preferred Stock will vote together with the

(20)

shares of common stock on most matters submitted to shareholders.  As of March 31, 2003, the holders of the Series A Preferred Stock had approximately 46% of our voting shares and had the ability to approve or prevent any subsequent change of control.

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

          As part of the agreement with Ford dated March 2000, we granted warrants to Ford exercisable for our common stock.  Warrants for the right to purchase 108,000 shares of common stock at an exercise price of $2.75 per share were issued and fully vested in 2000.  Additional warrants will be granted and vested based upon purchases by Ford of a specified number of CCS units throughout the length of the agreement.  If Ford achieves all of the incentive levels required under the agreement, warrants will be granted and vested for an additional 1,300,000 shares of common stock at increasing prices per share each year.

          Employees and directors (who are not deemed affiliates) hold options to buy 1,077,905 shares of common stock at March 31, 2003.  We may issue options to purchase up to an additional 825,208 shares of common stock at March 31, 2003 under our stock option plans. The common stock to be issued upon exercise of these options, has been registered, and therefore, may be freely sold when issued.  As of March 31, 2003, we also have outstanding additional warrants to buy 4,444,299 shares of common stock

(21)

with exercise prices ranging from $1.15 to $5.30 and have expiration dates ranging from November 6, 2003 to March 27, 2007.

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

Delisting from an active trading market may adversely affect the liquidity and trading price of our common stock

          Although our common stock is quoted on The Nasdaq SmallCap Market, there can be no assurance that we now, or in the future will be able to, meet all requirements for continued quotation thereon.  One Nasdaq requirement is that we maintain a minimum stockholders’ equity of $2,500,000, or a market capitalization of $35,000,000 of listed shares, or have had net income from continuing operations of at least $500,000 in the last fiscal year (or two of the three most recently completed fiscal years).  We have received notice of our non-compliance with a continued listing requirement of The Nasdaq Stock Market.  We are considering ways to achieve and sustain compliance with this listing requirement by increasing our equity, although we have not received any commitments to provide equity, we might not receive any proposals for additional equity that would be acceptable to us and we might not be able to raise sufficient capital on a timely basis to avoid delisting.  If we fail to meet this requirement, our common stock will likely be delisted from The Nasdaq SmallCap Market.  In the absence of an active trading market or if our common stock cannot be traded on The Nasdaq SmallCap Market, our common stock could instead be traded on secondary markets, such as the OTC Bulletin Board.  In such event, the liquidity and trading price of our common stock in the secondary market may be adversely affected.  In addition, if our common stock is delisted, broker-dealers have certain regulatory burdens imposed on them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof.

(22)

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

          Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio and our debt obligations under our revolving line of credit.  We place our investments in debt instruments of the U.S. government and in high-quality corporate issuers.  As stated in our policy, we seek to ensure the safety and preservation of its invested funds by limiting default risk and market risk.  Our borrowings under the revolving line of credit bear interest at Comerica Bank’s prime rate (4.25% at March 31, 2003) plus 2.75%.  As of March 31, 2003, $1,564,000 was borrowed under that line of credit, maturing and payable on January 1, 2004.  The amount borrowed approximates fair value at March 31, 2003.  We have no investments or transactions denominated in foreign country currencies and therefore are not subject to foreign exchange risk.

          Except as described above, there have been no material changes with respect to market risk since the Form 10-K was filed for our year ended December 31, 2002.

ITEM 4

CONTROLS AND PROCEDURES

          The Company, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

          Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(23)

PART II

OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K

(a) Exhibits
	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by us during the quarter for which this report is filed.

(24)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGON INCORPORATED

(Registrant)

Date: May 14, 2003	/s/ DANIEL R. COKER

Daniel R. Coker Chief Executive Officer (Duly Authorized Officer)

/s/ WILLIAM J. WILLS

William J. Wills Chief Financial Officer (Principal Financial Officer)

(25)

CERTIFICATIONS

I, Daniel R. Coker , certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Amerigon Incorporated;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DANIEL R. COKER

Daniel R. Coker President and Chief Executive Officer

Date:  May 14, 2003

(26)

I, William J. Wills, certify that:

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM J. WILLS

William J. Wills Chief Financial Officer

Date: May 14, 2003

(27)

EXHIBIT INDEX

Exhibit	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(28)