Form 10-Q
period 2003-06-30
AMERIGON INC
filed 2003-08-14
CIK 903129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission File Number: 0 – 21810

AMERIGON INCORPORATED

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4318554 (I.R.S. Employer Identification No.)

500 Town Center Dr., Ste. 200, Dearborn, MI (Address of principal executive offices)	48126-2716 (Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

At August 4, 2003, the registrant had 12,021,230 shares of Common Stock, no par value, issued and outstanding.

(1)

AMERIGON INCORPORATED

Signatures	28

(2)

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2003	December 31, 2002

	(Unaudited)

ASSETS
Current Assets:
Cash & cash equivalents	$454	$274
Accounts receivable, less allowance of $65 and $55 respectively	3,847	4,530
Inventory	3,358	1,903
Prepaid expenses and other assets	393	563

Total current assets	8,052	7,270
Property and equipment, net	1,531	1,324
Deferred exclusivity fee	439	585

Total assets	$10,022	$9,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,979	$4,296
Accrued liabilities	707	890
Bank loan payable	391	670
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	5,277	6,056
Deferred manufacturing agreement – long term portion	1,350	1,450
Minority interest in subsidiary	—	2

Total liabilities	6,627	7,508

Shareholders’ equity:
Preferred stock:
Series A – no par value; convertible; 9,000 shares authorized, 9,000 issued and outstanding at June 30, 2003 and December 31, 2002; liquidation preference of $11,520 and $11,205 at June 30, 2003 and December 31, 2002.	8,267	8,267
Common Stock:
No par value; 30,000,000 shares authorized, 12,021,230 and10,771,230 issued and outstanding at June 30, 2003 and December 31, 2002.	45,999	43,051
Paid-in capital	19,814	19,504
Accumulated deficit	(70,685)	(69,151)

Total shareholders’ equity	3,395	1,671

Total liabilities and shareholders’ equity	$10,022	$9,179

See accompanying notes to the condensed consolidated financial statements.

(3)

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Product revenues	$5,644	$2,832	$10,890	$4,357
Cost of sales	4,246	2,156	8,417	3,530

Gross margin	1,398	676	2,473	827
Operating costs and expenses:
Research and development	684	1,052	1,629	1,954
Selling, general and administrative	1,346	1,333	2,430	2,546

Total operating costs and expenses	2,030	2,385	4,059	4,500
Operating loss	(632)	(1,709)	(1,586)	(3,673)
Interest income	—	9	—	9
Interest expense	(30)	—	(53)	(152)
Other income	53	50	103	100
Minority interest in net income (loss) of subsidiary	—	(5)	2	(38)

Net loss	$(609)	$(1,655)	$(1,534)	$(3,754)

Basic and diluted net loss per share	$(0.06)	$(0.15)	$(0.14)	$(0.42)

Weighted average number of common shares outstanding	10,785	10,771	10,778	8,932

See accompanying notes to the condensed consolidated financial statements.

(4)

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Operating Activities:
Net loss	$(1,534)	$(3,754)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	246	259
Grant of warrants	310	—
Gain from sale of assets	(3)	—
Change in operating assets and liabilities:
Accounts receivable	683	(867)
Inventory	(1,456)	(1,472)
Prepaid expenses and other assets	170	136
Accounts payable	(317)	828
Accrued liabilities	(182)	(221)

Net cash used in operating activities	(2,083)	(5,091)

Investing Activities:
Purchase of property and equipment	(406)	(358)
Proceeds from sale of property and equipment	3	—
Other investing activities	(2)	(39)
Decrease in restricted cash	—	176

Net cash used in investing activities	(405)	(221)

Financing Activities:
Repayment of bank financing	(280)	—
Proceeds from issuance of common stock	3,000	6,500
Cost of issuance of common stock	(52)	(804)
Proceeds from bridge financing	—	500

Net cash provided by financing activities	2,668	6,196

Net increase in cash and cash equivalents	180	884
Cash and cash equivalents at beginning of period	274	456

Cash and cash equivalents at end of period	$454	$1,340

See accompanying notes to condensed consolidated financial statements.

(5)

AMERIGON INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops, and markets proprietary high technology electronic systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2002, the Company completed its third full year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 595,000 units of its CCS product through June 2003 to five customers, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), NHK Spring Company, Ltd. (“NHK”), Marubeni Vehicle Corporation (“Marubeni”) and Intier Automotive (“Intier”). The Company currently supplies its CCS product to the following automobile manufactures and seat suppliers:

Vehicle	Seat Supplier	Program Started
Lincoln Navigator sport utility vehicle	JCI	November 1999
Lexus LS 430/Toyota Celsior luxury sedan	NHK	June 2001
Ford Expedition sport utility vehicle	JCI	January 2002
Infiniti Q45 / M45 luxury sedans	JCI, Asia Marubeni	June 2002
Lincoln Aviator sport utility vehicle	Lear	August 2002
Lincoln LS luxury sedan	JCI	October 2002
Mercury Monterey mini van	Intier	April 2003
Cadillac XLR luxury roadster	Lear – Bing	April 2003
Cadillac DeVille luxury sedan	Lear – Bridgewater Interiors	June 2003

The Company has a 90% interest in BSST LLC (“BSST”). BSST is engaged in a program to improve the efficiency of thermoelectric devices and to develop new products based on this technology. Since June 1, 2001, the consolidated financial position and consolidated operating results of the Company have included BSST and are reflected in the condensed consolidated financial statements at June 30, 2003. Intercompany accounts are eliminated in consolidation.

Note 2 – Basis of Presentation and Summary of Certain Accounting Policies

The accompanying condensed consolidated financial statements as of June 30, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations for the three-month and six-month periods ended June 30, 2003, are not necessarily indicative of the operating results for the full year.

(6)

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering, as well as other equity and debt financing (Note 8, Note 9 and Note 12). At June 30, 2003, the Company had cash and cash equivalents of $454,000 and working capital of $2,775,000. Based on the Company’s current operating plan, management believes cash at June 30, 2003 along with future revenues and utilization of proceeds from the Company’s revolving credit line (Note 12) will be sufficient to meet operating needs through the end of 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

Note 3 – Inventory / Outsourcing of Production

Details of inventory by category, in thousands:

	June 30, 2003	December 31, 2002

Raw Material	$2,488	$1,562
Work in Process	—	15
Finished Goods	870	326

Total Inventory	$3,358	$1,903

In December 2002, the Company completed the outsourcing of production of the CCS product for its North American and Asian customers to Millennium Plastics Technologies, LLC in Chihuahua, Mexico. This company is controlled by TMW Enterprises, Inc., an affiliate of the managing member of Big Beaver Investments LLC (one of the Company’s three major shareholders). As of June 30, 2003, the components held at this supplier’s plant are reported as raw material inventory. Completed CCS systems held at the supplier’s plant before shipment to the customer are reported as finished goods inventory. For the quarter ended June 30, 2003, purchases from this supplier totaled $490,000 with an accounts payable balance of $496,000 as of this date.

In June 2003 the Company began shipping CCS product from a second contract manufacturer, Ferrotec Corporation (“Ferrotec”) located in Shanghai, China. Ferrotec procures inventory, produces the CCS unit and ships directly to the Company’s customers. Upon delivery to the customer, the Company is billed for the completed units and the Company invoices its customers. The Company records no raw or finished goods inventory for production coming out of Ferrotec’s China facility. In addition, the Company purchases thermo electric devices from Ferrotec. For the quarter ended June 30, 2003, purchases from this supplier totaled $1,582,000 with an accounts payable balance of $1,117,000 as of this date. With the completion of the 2003 Private Placement (Note 8), Ferrotec has cumulative holdings of 1,200,000 of the Company’s common stock as of June 30, 2003.

(7)

Note 4 – Net Loss per Share

The Company’s net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Because their effects are anti-dilutive, net loss per share for the six months ended June 30, 2003 and 2002, does not include the effect of:

	Six Months Ended June 30,

	2003	2002

Stock options outstanding for: 1993 and 1997 Stock Option Plans	1,100,255	776,005
Shares of Common Stock issuable upon the exercise of warrants	4,194,299	4,444,299
Common Stock issuable upon the conversion of Series A Preferred Stock	5,373,134	5,373,134

Total	10,667,688	10,593,438

Note 5 – Research and Development Expense

The Company consolidates research and development expense with BSST. The following table details research and development expense by division, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Research and development expense:
Amerigon programs	$612	$758	$1,371	$1,354
BSST programs	72	294	258	600

Total research and development expense	$684	$1,052	$1,629	$1,954

(8)

Note 6 – Segment Reporting

The tables below present segment information about the reported revenues and operating loss of Amerigon for the three and six months ended June 30, 2003 and 2002 (in thousands). Asset information by reportable segment is not reported since management does not produce such information.

For the Three Months Ended June 30,	CCS	BSST (1)	Reconciling Items		As Reported

2003
Revenue	$5,644	$—	$—		$5,644
Operating Income (Loss)	786	(72)	(1,346	)(2)	(632)
2002
Revenue	2,832	—	—		2,832
Operating Income (Loss)	(82)	(294)	(1,333	)(2)	(1,709)

(1)       BSST LLC is a subsidiary of the Company. BSST’s operating loss for the three months ended June 30, 2003 is net of $246,000 of reimbursable developmental funding.

(2)       Represents selling, general and administrative costs of $1,334,000 and $1,285,000, respectively, and depreciation expense of $12,000 and $48,000, respectively, for the three months ended June 30, 2003 and 2002.

For the Six Months Ended June 30,	CCS	BSST (1)	Reconciling Items		As Reported

2003
Revenue	$10,890	$—	$—		$10,890
Operating Income (Loss)	1,102	(258)	(2,430	) (2)	(1,586)
2002
Revenue	4,357	—	—		4,357
Operating Income (Loss)	(527)	(600)	(2,546	)(2)	(3,673)

(1)       BSST LLC is a subsidiary of the Company. BSST’s operating loss for the six months ended June 30, 2003 is net of $246,000 of reimbursable developmental funding.

(2)       Represents selling, general and administrative costs of $2,406,000 and $2,450,000, respectively, and depreciation expense of $24,000 and $96,000, respectively, for the six months ended June 30, 2003 and 2002.

Product revenue information by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

United States	$4,669	$2,156	$9,221	$3,080
Asia	975	676	1,669	1,277

Total Product Revenues	$5,644	$2,832	$10,890	$4,357

(9)

Product revenue information by customer location, as a percent of total product revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

United States	83%	76%	85%	71%
Asia	17%	24%	15%	29%

Total Product Revenues	100%	100%	100%	100%

For the three months ended June 30, 2003, two customers, one domestic (JCI) and one foreign (NHK), represented 65% and 13%, respectively, of the Company’s sales compared with 68% and 22% in 2002.

For the six months ended June 30, 2003, two customers, one domestic (JCI) and one foreign (NHK), represented 68% and 10%, respectively, of the Company’s sales compared with 63% and 28% in 2002.

Note 7 – Accrued Liabilities

Details of accrued liabilities (in thousands):

	June 30, 2003	December 31, 2002

Accrued salaries	$121	$240
Accrued vacation	161	157
Other accrued liabilities	425	493

Total accrued liabilities	$707	$890

Note 8 – 2003 Private Placement

On June 27, 2003 the Company entered into a Subscription Agreement with Ferrotec, whereby Ferrotec purchased 1,000,000 shares of unregistered Common Stock at $2.50 per share. The Subscription Agreement grants Ferrotec demand registration rights beginning one year from the closing of the Subscription Agreement and piggy-back registration rights if the Company proposed to register any securities before then. The Company received a $2,500,000 payment in exchange for the shares on June 27, 2003, less issuance costs.

Note 9 – Warrant Exercise

On June 27, 2003, a partial exercise of warrants issued in the 2002 Private Placement occurred. Special Situations Funds, MicroCapital Fund and Roth Capital Partners participated in the transaction. The three participants exercised warrants to purchase 250,000 shares at $2.00 per share for an aggregate exercise purchase price of $500,000.

The proceeds of the private placement (Note 8) and warrant exercise transactions, net of issuance costs, were $2,948,000.

(10)

Note 10 – Ford Agreement

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

As part of the VPA, the Company granted to Ford warrants exercisable for Common Stock. A warrant for the right to purchase 108,345 shares of Common Stock at an exercise price of $2.75 per share was issued and fully vested on March 27, 2000. Additional warrants will be granted and vested based upon annual and cumulative purchases by Ford’s Tier 1 suppliers of a specified number of CCS units throughout the length of the VPA.

Based on current shipment levels of CCS units for Ford programs through June 30, 2003, the Company believes Ford will earn an additional warrant for 216,690 shares of Common Stock at an exercise price of $5.75. The estimated fair value of the warrant of $629,000 was determined using the Black-Scholes valuation model and $310,000 was recorded as a selling expense as of June 30, 2003. An additional $160,000 and $159,000 will be recorded as selling expense for the three months ended September 30, 2003 and December 31, 2003, respectively. The warrant will be issued and vest in January 2004 and have an expiration date five years from the date of issuance.

Note 11 – Accounting for Stock-Based Compensation

The Company issues options to key employees under its 1993 and 1997 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(609)	$(1,655)	$(1,534)	$(3,754)
Value of stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(39)	(119)	(116)	(317)

Pro forma net loss	$(648)	$(1,774)	$(1,650)	$(4,071)

Loss per share:
Basic – as reported	$(0.06)	$(0.15)	$(0.14)	$(0.42)
Basic – pro forma	$(0.06)	$(0.16)	$(0.15)	$(0.46)
Diluted – as reported	$(0.06)	$(0.15)	$(0.14)	$(0.41)
Diluted – pro forma	$(0.06)	$(0.16)	$(0.15)	$(0.45)

(11)

Note 12 – Financing

On November 15, 2002, the Company obtained an accounts receivable-based credit line from Comerica Bank. This loan is a $3,000,000 Revolving Credit Line with the debt not to exceed the lesser of the Revolving Credit or the Borrowing Formula (80% of eligible accounts receivable up to 90 days from invoice date). At June 30, 2003, $2,283,000 was available and unused under the Credit Line. The Credit Line bears interest of the bank’s prime rate (4.00% at June 30, 2003) plus 2.75%, which is accrued and charged monthly. The Credit Line is secured by all of the Company’s and its subsidiary’s assets and expires on January 1, 2004.

(12)

ITEM  2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) appearing elsewhere in this report.

We design, develop, and market proprietary high technology electronic systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2002, we completed our third full year of producing and selling our Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both active heating and cooling to seat occupants. We have shipped more than 595,000 units of our CCS product through June 2003 to five customers, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), NHK Spring Company, Ltd. (“NHK”), Marubeni Vehicle Corporation (“Marubeni”) and Intier Automotive (“Intier”). We currently supply our CCS product to the following automobile manufacturers and seat suppliers:

Vehicle	Seat Supplier	Program Started
Lincoln Navigator sport utility vehicle	JCI	November 1999
Lexus LS 430/Toyota Celsior luxury sedan	NHK	June 2001
Ford Expedition sport utility vehicle	JCI	January 2002
Infiniti Q45 / M45 luxury sedans	JCI, Asia Marubeni	June 2002
Lincoln Aviator sport utility vehicle	Lear	August 2002
Lincoln LS luxury sedan	JCI	October 2002
Mercury Monterey mini van	Intier	April 2003
Cadillac XLR luxury roadster	Lear – Bing	April 2003
Cadillac DeVille luxury sedan	Lear – Bridgewater Interiors	June 2003

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

(13)

Results of Operations

Second Quarter 2003 Compared with Second Quarter 2002

Revenues. Product revenues for the three months ended June 30, 2003 (“Second Quarter 2003”) were $5,644,000 as compared with revenues of $2,832,000 for the three months ended June 30, 2002 (“Second Quarter 2002”). This increase of $2,812,000, or 99%, is due primarily due to increased demand for our CCS product as option on the Lincoln Navigator and Ford Expedition, and the addition of our CCS product as an option since the second quarter of 2002 for the Lincoln LS, Lincoln Aviator, Infiniti Q35, Infiniti M45, Mercury Monterey, Cadillac XLR and Cadillac DeVille vehicle lines. Unit shipments rose to 92,000 units for the six-month period ended June 30, 2003 as compared to 43,000 units for the same period a year prior. We expect volume to be up more than 50% in fiscal 2003, compared to fiscal 2002, with 13 vehicle models offering our CCS product by the end of the year. In the second quarter 2003, we began shipments of our CCS product to General Motors for the launch of the 2004 Cadillac XLR and Cadillac DeVille vehicles.

Cost of Sales. Cost of sales increased to $4,246,000 in the Second Quarter 2003 from $2,156,000 in Second Quarter 2002. This increase of $2,090,000, or 97%, is due to a 99% increase in related revenues.

Research and Development Expenses. Research and development expenses decreased to $684,000 in the Second Quarter 2003 from $1,052,000 in the Second Quarter 2002. This $368,000, or 35%, decrease was due primarily to $246,000 of reimbursable development efforts of our BSST subsidiary (see Note 5 of the condensed consolidated financial statements) and lower prototype costs associated with our next generation of CCS design.

We group development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,346,000 in the Second Quarter 2003 compared to $1,333,000 in the Second Quarter 2002. Although the total expenses for the category were relatively unchanged from period to period, the Second Quarter 2003 includes a charge of $310,000 relating to the Ford VPA, see Note 10. This $310,000 increase in warrant expense was offset by decreases in legal expense, European office expense and production relocation expense in the second quarter of 2003 versus 2002. In 2002 the Company incurred higher legal fees associated with the completion of bridge financing, higher expenses associated with the operation of its European office and incurred additional expenses associated with the outsourcing of production to Mexican contract manufacturer.

Interest Expense. Interest expense increased to $30,000 for the Second Quarter 2003 from zero in Second Quarter 2002. Since November 2002 the Company has utilized a revolving credit line to fund working capital, the interest expense for the Second Quarter 2003 relates to the average outstanding credit line balance for the period. No interest expense was incurred in the Second Quarter 2002. This was the result of the February 2002 private placement transaction that paid off the 2001 bridge loan and provided working capital for the Company. The Company had no other outstanding loans during the 2002 quarter.

(14)

Six Months Ending 2003 Compared with Six Months Ending 2002

Revenues. Revenues for the six months ended June 30, 2003 (“First Half 2003”) were $10,890,000 as compared with revenues of $4,357,000 for the six months ended June 30, 2002 (“first Half 2002”). This increase of $6,533,000, or 150%, is due primarily due to increased demand for our CCS product as option on the Lincoln Navigator and Ford Expedition, and the addition of our CCS product as an option since the second quarter of 2002 for the Lincoln LS, Lincoln Aviator, Infiniti Q35, Infiniti M45, Mercury Monterey, Cadillac XLR and Cadillac DeVille vehicle lines. We anticipate the level of shipments to our current customer base for current vehicle platforms to remain relatively constant with volume increases occurring when new platforms are introduced in 2003.

Cost of Sales. Cost of sales increased to $8,417,000 in First Half 2003 from $3,530,000 in First Half 2002. This increase of $4,887,000, or 138%, is due to a 150% increase in related revenues.

Research and Development Expenses. Research and development expenses decreased to $1,629,000 in First Half 2003 from $1,954,000 in First Half 2002. This $325,000, or 17%, decrease was due primarily to $246,000 of reimbursable development efforts of our BSST subsidiary in the second quarter of 2003 (see Note 5 of the condensed consolidated financial statements) and lower prototype costs associated with our next generation of CCS design.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,430,000 in First Half 2003 compared to $2,546,000 in First Half 2002. This $116,000, or 5% decrease, is net of a $310,000 charge relating to the Ford VPA (see Note 10 of the consolidated financial statements) and reflects decreases in legal fees, European office expense and production relocation in First Half 2003 period versus First Half 2002.

Interest Expense. Interest expense decreased in First Half 2003 to $53,000 from $152,000 in First Half 2002. This decrease of $99,000 is primarily due to the lower average balance of borrowings outstanding in the first quarter 2003, due to the conversion on February 25, 2002 of the 2001 bridge loan into common stock and warrants.

Liquidity and Capital Resources

As of June 30, 2003, we had working capital of $2,775,000. We also had cash and cash equivalents of $454,000 and $2,283,000 of availability under our revolving credit line at June 30, 2003. Our principal sources of operating capital have been the proceeds of our various financing transactions and CCS product revenues.

As of June 30, 2003 our cash and cash equivalents increased by $180,000 from $274,000 at December 31, 2002. Cash used in operating activities in the First Half 2003 amounted to $2,083,000, which was mainly attributable to the net loss, net of depreciation and amortization, of $978,000 and increased working capital to support the higher inventory levels. Cash used in investing activities in the First Half 2003 amounted to $405,000, which is mainly attributable to the purchase of tooling and equipment. Financing activities in the First Half 2003 provided $2,668,000, primarily due to the completion of the June 2003 private placement and warrant exercise.

On June 27, 2003, we issued 1,000,000 shares of common stock in a private placement to Ferrotec Corporation at $2.50 per share and issued an additional 250,000 shares of common stock at $2.00 per share as the result of the exercise of warrants held by Special Situations Funds, MicroCapital Fund and Roth Capital Partners. The proceeds from the transactions, net of fees, were $2,948,000 (see Note 8 and Note 9 of the consolidated financial statements).

(15)

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

Until we are selling units in the automotive market with adequate volumes and margin, we expect to incur losses. Through June 2003 the production volumes for the Ford Expedition, Lincoln Navigator, Lincoln LS, Lincoln Aviator, Lexus LS 430, Toyota Celsior, Infiniti Q45 and M45 were not sufficient to break even. The addition of the announced new programs of the Cadillac XLR, Cadillac DeVille, Cadillac Escalade and Mercury Monterey is expected to generate sufficient volume by the 4th quarter of 2003 to at least obtain break-even results. We are working with many automobile manufacturers for future introduction of our CCS technology, but there is no guarantee these manufacturers will introduce our products.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering, as well as other equity and debt financings. At June 30, 2003, we had cash and cash equivalents of $454,000 and working capital of $2,775,000. Based on our current operating plan, management believes cash at June 30, 2003 along with proceeds accounts receivable-based financing will be sufficient to meet operating needs through the end of 2003.

On April 7, 2003 we received notice of our non-compliance with a continued listing requirement of The Nasdaq Stock Market (“NASDAQ”). Subsequently, the Company submitted a plan to regain and sustain a $2,500,000 minimum of shareholders’ equity to become compliant with such listing requirement. With the completion of the 2003 private placement and the warrant exercise transactions (see Note 8 and Note 9 of the consolidated financial statements) and the filing of this report with the Securities Exchange Commission, the Company believes it will receive a notice from NASDAQ that the Company is now compliant with the applicable NASDAQ continued listing requirements.

Related Party Transactions

We have outsourced production of our CCS product for our North American and Asian customers to Millennium Plastics Technologies, LLC in Chihuahua, Mexico. The company is controlled by TMW Enterprises, Inc., an affiliate of the managing member of Big Beaver Investments LLC (one of our three major shareholders). In addition to the assembly labor operation, we purchase various injection molded components of our product from them. Purchases of labor services and components were $97,000 for the quarter ended June 30, 2002 and $490,000 for the quarter ended June 30, 2003.

We purchase thermo electric devices from and have outsourced a portion of our production to Ferrotec Corporation (“Ferrotec”). With the completion of the 2003 Private Placement (see Note 8 of the consolidated financial statements), Ferrotec’s cumulative holdings are 1,200,000 shares of common stock. Purchases from Ferrotec were $514,000 for the quarter ended June 30, 2002 and $1,582,000 for the quarter ended June 30, 2003.

We lease our current facility in Irwindale, California from a partnership controlled by Dr. Bell, the founder and Vice Chairman of the Company.

(16)

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

RISK FACTORS

Risk Relating to our Business

We are only in the early stage of commercialization and marketing of our products and our sales may not significantly increase

Although we began operations in 1991, we have only engaged in the commercial manufacturing and marketing of our products since 1999. In December 1997, we received our first production orders for our CCS product, but shipments of production units in 1998 were very small. We had product revenues of $15,271,000 in 2002, $6,447,00 in 2001 and $6,886,000 in 2000. In 1998, we were selected by Ford to supply our CCS product to Johnson Controls for installation in the 2000 model year Lincoln Navigator and our CCS product was selected by the Toyota Motor Corporation to supply NHK for installation in the 2001 model year Lexus LS 430 and Toyota Celsior luxury automobiles. In 2002 we added the Ford Expedition SUV, Lincoln Aviator SUV and LS luxury automobile and Infiniti Q45 and M45 luxury automobiles. In 2002 we added the Mercury Monterey mini van, the Cadillac XLR luxury roadster and the Cadillac DeVille luxury sedan. Our CCS product is currently being offered as an optional feature on these vehicles. There can be no assurance that sales will significantly increase or that we will become profitable.

We have incurred substantial operating losses since our inception and we are continuing to incur losses

We have incurred substantial operating losses since our inception. We had operating losses of $6,175,000 in 2002, $7,537,000 in 2001 and $9,575,000 in 2000. As of June 30, 2003, we had accumulated deficits since inception of $70,685,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 million of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2002.

(17)

We have been in production of the CCS product for approximately 44 months and have fixed operating costs that can only be absorbed by higher volumes. Our breakeven point is still above our current scheduled 3rd quarter production levels. As a result, we expect to incur minimal losses in the near term. We will not be able to achieve a quarterly operating profit in 2003 unless we are successful in increasing our CCS product revenues.

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

Based on our current operating plans, we believe that at June 30, 2003 along with the proceeds from future revenues and borrowings from our accounts receivable-based financing will be sufficient to meet operating needs for the foreseeable future. The actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control, and lower than anticipated sales of our products or higher than anticipated expenses could require us to need additional financing sooner.

(18)

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

The outsourcing of production entails risks of production interruption and unexpected costs

As of December, 2002, we had been engaged in manufacturing in California for three years, producing moderate quantities. Since that date we have ceased California manufacturing operations and we have completed the outsourcing of production to lower-cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. The shift of production for North American and Asian platforms to a supplier plant in Chihuahua, Mexico and the start up of our next generation of product in Shanghai, China, entail risk of production interruption and unexpected costs due to the extended logistics.

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

(19)

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

(20)

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

Our customers typically reserve the right unilaterally to cancel contracts or reduce prices, and the exercise of such right could reduce or eliminate any financial benefit to us anticipated from such contract

Automotive customers typically reserve the right unilaterally to cancel contracts completely or to require unilateral price reductions. Although they generally reimburse companies for actual out-of-pocket costs incurred with respect to the particular contract up to the point of cancellation, these reimbursements typically do not cover costs associated with acquiring general purpose assets such as facilities and capital equipment, and may be subject to negotiation and substantial delays in receipt by us. Any unilateral cancellation of, or price reduction with respect to, any contract that we may obtain could reduce or

(21)

eliminate any financial benefits anticipated from such contract and could have a material adverse effect on our financial condition and results of operations. To date, no such fees have been reimbursed and we have not suffered any price reductions.

Our success will depend in large part on retaining key personnel.

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

(22)

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

Risks Relating to Share Ownership

Our significant shareholders control the company

Big Beaver Investments LLC and Westar Capital II LLC each own 4,500 shares of Series A Preferred Stock, which are convertible into common stock at an initial conversion price of $1.675 per common share. On February 25, 2002, we entered into a separate agreement with Big Beaver pursuant to which it acquired an additional 1,720,602 shares of common stock and warrants to purchase an additional 860,301 shares of common stock at a price of $2.00 per share. Big Beaver and Westar Capital have the right to elect a majority of our directors as well as preemptive rights on future financings, so as to maintain their percentage ownership and have registration rights. Based upon the terms of the Series A Preferred Stock, Big Beaver and Westar Capital together in the aggregate held approximately 43% of our common equity (on an as converted basis, excluding options and warrants), as of June 30, 2003.

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

The Series A Preferred Stock, which is outstanding, confers upon its holders the right to elect five members of the Board of Directors while the holders of common stock have the right to elect two members of the Board of Directors. In addition, the Series A Preferred Stock will vote together with the

(23)

shares of common stock on most matters submitted to shareholders. As of June 30, 2003, the holders of the Series A Preferred Stock had approximately 43% of our voting shares and had the ability to approve or prevent any subsequent change of control.

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

In March 2001, Tokyo-based Ferrotec Corporation (“Ferrotec”) acquired 200,000 restricted shares of our common stock. The subscription agreement grants Ferrotec demand registration rights beginning one year from the closing of the subscription agreement and piggy-back registration rights if we propose to register any securities before then. Ferrotec registered all of its shares in our March 2002 registration statement.

Our Series A Preferred Stock is convertible into 5,373,134 shares of common stock and the holders thereof possess demand and piggyback registration rights.

As part of the agreement with Ford dated March 2000, we granted warrants to Ford exercisable for our common stock. Warrants for the right to purchase 108,000 shares of common stock at an exercise price of $2.75 per share were issued and fully vested in 2000. Based on current shipments levels, Ford will earn an additional warrant for 216,690 shares of common stock at an exercise price of $5.75 per share. Additional warrants will be granted and vested based upon purchases by Ford of a specified number of CCS units throughout the length of the agreement. If Ford achieves all of the incentive levels required under the agreement, which entail substantial volume increases, warrants will be granted and vested for an additional 1,300,000 shares of common stock (which includes the 216,690 shares noted above) at increasing prices per share each year.

Employees and directors (who are not deemed affiliates) hold options to buy 1,097,855 shares of common stock at June 30, 2003. We may issue options to purchase up to an additional 805,258 shares of common stock at June 30, 2003 under our stock option plans. The common stock to be issued upon

(24)

exercise of these options, has been registered, and therefore, may be freely sold when issued. As of June 30, 2003, we also have outstanding additional warrants to buy 4,194,299 shares of common stock with exercise prices ranging from $1.15 to $5.30 and have expiration dates ranging from November 6, 2003 to March 27, 2007.

In June 2003 the Company entered into a Subscription Agreement with Ferrotec Corporation (“Ferrotec”), whereby Ferrotec purchased 1,000,000 shares of unregistered Common Stock at $2.50 per share. The Subscription Agreement grants Ferrotec demand registration rights beginning one year from the closing of the Subscription Agreement and piggy-back registration rights if the Company proposed to register any securities before then. The Company received a $2,500,000 payment in exchange for the shares on June 27, 2003.

In June 2003, a partial exercise of warrants issued in the 2002 Private Placement occurred. Special Situations Funds, MicroCapital Fund and Roth Capital Partners participated in the transaction. The three participants exercised warrants to purchase 250,000 shares at $2.00 per share for an aggregate exercise price of $500,000.

Future sales of the shares described above could depress the market price of our common stock.

We do not anticipate paying dividends on our common stock

We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the near future.

Delisting from an active trading market may adversely affect the liquidity and trading price of our common stock

Although our common stock is quoted on The Nasdaq SmallCap Market, there can be no assurance that we now, or in the future will be able to, meet all requirements for continued quotation thereon. One Nasdaq requirement is that we maintain a minimum stockholders’ equity of $2,500,000, or a market capitalization of $35,000,000 of listed shares, or have had net income from continuing operations of at least $500,000 in the last fiscal year (or two of the three most recently completed fiscal years). In April 2003 we received notice of our non-compliance with a continued listing requirement of The Nasdaq Stock Market (“Nasdaq”). We responded to Nasdaq’s inquiry and submitted a plan to regain and sustain a $2,500,000 minimum of shareholders’ equity. With the completion of the 2003 private placement and the warrant exercise transactions and the filing of this report, the Company believes it will receive a notice from Nasdaq that the Company is now compliant with the Nasdaq’s continued listing requirements. If we fail to maintain this requirement, our common stock will likely be delisted from The Nasdaq SmallCap Market. In the absence of an active trading market or if our common stock cannot be traded on The Nasdaq SmallCap Market, our common stock could instead be traded on secondary markets, such as the OTC Bulletin Board. In such event, the liquidity and trading price of our common stock in the secondary market may be adversely affected. In addition, if our common stock is delisted, broker-dealers have certain regulatory burdens imposed on them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof.

(25)

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our debt obligations under our revolving line of credit. We place our investments in debt instruments of the U.S. government and in high-quality corporate issuers. As stated in our policy, we seek to ensure the safety and preservation of its invested funds by limiting default risk and market risk. Our borrowings under the revolving line of credit bear interest at Comerica Bank’s prime rate (4.00% at June 30, 2003) plus 2.75%. As of June 30, 2003, $391,000 was borrowed under that line of credit, maturing and payable on January 1, 2004. The amount borrowed approximates fair value at June 30, 2003. We have no investments or transactions denominated in foreign country currencies and therefore are not subject to foreign exchange risk.

Except as described above, there have been no material changes with respect to market risk since the Form 10-K was filed for our year ended December 31, 2002.

ITEM 4

CONTROLS AND PROCEDURES

Management, including the Company’s President & Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended June 30, 2003. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

(26)

PART II

OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On June 23, 2003, we filed a Current Report on Form 8-K which included a press release dated the same day announcing the agreement with the other party to the 2003 private placement and announcing the warrant exercise transactions.

On June 30, 2003, we filed a Current Report on Form 8-K which included a press release dated the same day announcing the closing of the 2003 private placement and the warrant exercise transactions.

(27)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated (Registrant)
/s/ Daniel R. Coker

Daniel R. Coker Chief Executive Officer (Duly Authorized Officer)

Date: August 14, 2003

/s/ William J. Wills

William J. Wills Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2003

(28)

Exhibit Index

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(29)