Form 10-Q
period 2003-09-30
AMERIGON INC
filed 2003-11-13
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At October 31, 2003, the registrant had 12,218,456 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

(2)

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$44	$274
Accounts receivable, less allowance of $65 and $55 respectively	7,110	4,530
Inventory	2,746	1,903
Prepaid expenses and other assets	412	563

Total current assets	10,312	7,270
Property and equipment, net	1,445	1,324
Deferred exclusivity fee	366	585

Total assets	$12,123	$9,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,457	$4,296
Accrued liabilities	1,018	890
Bank loan payable	526	670
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	7,201	6,056
Deferred manufacturing agreement – long term portion	1,300	1,450
Minority interest in subsidiary	—	2

Total liabilities	8,501	7,508

Shareholders’ equity:
Preferred stock:
Series A – no par value; convertible; 9,000 shares authorized, 9000 issued and outstanding at September 30, 2003 and December 31, 2002; liquidation preference of $11,678 and $11,205 at September 30, 2003 and December 31, 2002	8,267	8,267
Common Stock:
No par value; 30,000,000 shares authorized, 12,136,956 and 10,771,230 issued and outstanding at September 30, 2003 and December 31, 2002	46,212	43,051
Paid-in capital	19,974	19,504
Accumulated deficit	(70,831)	(69,151)

Total shareholders’ equity	3,622	1,671

Total liabilities and shareholders’ equity	$12,123	$9,179

See accompanying notes to the condensed consolidated financial statements.

(3)

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Product revenues	$9,210	$4,491	$20,100	$8,848
Cost of sales	7,414	3,494	15,831	7,024

Gross margin	1,796	997	4,269	1,824

Operating costs and expenses:
Research and development	602	968	2,231	2,922
Selling, general and administrative	1,387	1,497	3,817	4,043

Total operating costs and expenses	1,989	2,465	6,048	6,965

Operating loss	(193)	(1,468)	(1,779)	(5,141)

Interest income	—	2	—	19
Interest expense	(9)	(1)	(62)	(161)
Other income	56	50	159	150
Minority interest in net income (loss) of subsidiary	—	6	2	(32)

Net loss	$(146)	$(1,411)	$(1,680)	$(5,165)

Basic and diluted net loss per share:
Loss before extraordinary item	$(0.01)	$(0.13)	$(0.15)	$(0.54)

Weighted average number of common shares outstanding	12,064	10,772	11,212	9,552

See accompanying notes to the condensed consolidated financial statements.

(4)

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating Activities:
Net loss	$(1,680)	$(5,165)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	388	386
Grant of warrants	470	—
Gain from sale of assets	(3)	—
Change in operating assets and liabilities:
Accounts receivable	(2,580)	(1,656)
Inventory	(843)	(760)
Prepaid expenses and other assets	151	(30)
Accounts payable	1,161	922
Accrued liabilities	128	26

Net cash used in operating activities	(2,808)	(6,277)

Investing Activities:
Purchase of property and equipment	(440)	(648)
Proceeds from sale of property and equipment	3	—
Other investing activities	(2)	(44)
Decrease in restricted cash	—	418

Net cash used in investing activities	(439)	(274)

Financing Activities:
Repayment of bank financing	(144)	—
Proceeds from issuance of common stock	3,226	6,500
Cost of issuance of common stock	(65)	(804)
Proceeds from bridge financing	—	1,001

Net cash provided by financing activities	3,017	6,697

Net increase in cash and cash equivalents	(230)	146
Cash and cash equivalents at beginning of period	274	456

Cash and cash equivalents at end of period	$44	$602

See accompanying notes to condensed consolidated financial statements.

(5)

AMERIGON INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops, and markets proprietary high technology electronic systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2002, the Company completed its third full year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 730,000 units of its CCS product through September 2003 to six customers, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), NHK Spring Company, Ltd. (“NHK”), Marubeni Vehicle Corporation (“Marubeni”), Intier Automotive (“Intier”) and Hyundai Motor Company (“Hyundai”). The Company currently supplies its CCS product to the following automobile manufacturers and seat suppliers:

Vehicle	Seat Supplier	Program Started
Lincoln Navigator sport utility vehicle	JCI	November 1999

Lexus LS 430/Toyota Celsior luxury sedan	NHK	June 2001

Ford Expedition sport utility vehicle	JCI	January 2002

Infiniti Q45 / M45 luxury sedans	JCI, Asia Marubeni	June 2002

Lincoln Aviator sport utility vehicle	Lear	August 2002

Lincoln LS sport utility vehicle	JCI	October 2002

Mercury Monterey mini van	Intier	April 2003

Cadillac XLR luxury roadster	Lear – Bing	April 2003

Cadillac DeVille luxury sedan	JCI – Bridgewater Interiors	June 2003

Hyundai Equus luxury sedan	Hyundai	August 2003

The Company has a 90% interest in BSST LLC (“BSST”). BSST is engaged in a program to improve the efficiency of thermoelectric devices and to develop new products based on this technology. Since June 1, 2001, the consolidated financial position and consolidated operating results of the Company have included the financial position and operating results of BSST, and such amounts are reflected in the condensed consolidated financial statements at September 30, 2003. Intercompany accounts are eliminated in consolidation.

Note 2 – Basis of Presentation and Summary of Certain Accounting Policies

The accompanying condensed consolidated financial statements as of September 30, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations for the three-month and nine-month periods ended September 30, 2003, are not necessarily indicative of the operating results for the full year.

(6)

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering, as well as other equity and debt financings (Note 8, Note 9 and Note 12). At September 30, 2003, the Company had cash and cash equivalents of $44,000 and working capital of $3,111,000. Based on the Company’s current operating plan, management believes cash at September 30, 2003 along with future revenues and utilization of proceeds from the Company’s revolving credit line (Note 12) will be sufficient to meet operating needs through the end of 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

Note 3 – Inventory / Outsourcing of Production

Details of inventory by category, in thousands:

	September 30, 2003	December 31, 2002
Raw Material	$2,277	$1,562
Work in Process	—	15
Finished Goods	469	326

Total Inventory	$2,746	$1,903

In December 2002, the Company completed the outsourcing of production of the CCS product for its North American and Asian customers to Millennium Plastics Technologies, LLC in Chihuahua, Mexico. This company is controlled by TMW Enterprises, Inc., an affiliate of the managing member of Big Beaver Investments LLC (one of the Company’s three major shareholders). As of September 30, 2003, the components held at this supplier’s plant are reported as raw material inventory. Completed CCS systems held at the supplier’s plant before shipment to the customer are reported as finished goods inventory. For the quarter ended September 30, 2003, purchases from this supplier totaled $529,000 with an accounts payable balance of $722,000 as of this date.

In June 2003 the Company began shipping a new generation of CCS product from a second contract manufacturer, Ferrotec Corporation (“Ferrotec”) located in Shanghai, China. Ferrotec procures inventory, produces the CCS unit and ships directly to the Company’s customers. Upon delivery to the customer, the Company is billed for the completed units and the Company invoices its customers. The Company records no raw or finished goods inventory for production coming out of Ferrotec’s China facility. In addition, the Company purchases thermoelectric devices from Ferrotec. For the quarter ended September 30, 2003, purchases from this supplier totaled $1,670,000 with an accounts payable balance of $1,664,000 as of this date. With the completion of the 2003 Private Placement (Note 8), Ferrotec has cumulative holdings of 1,200,000 shares of the Company’s common stock as of September 30, 2003.

(7)

Note 4 – Net Loss per Share

The Company’s net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Because their effects are anti-dilutive, net loss per share for the nine months ended September 30, 2003 and 2002, does not include the effect of:

	Nine Months Ended September 30,
	2003	2002
Stock options outstanding for: 1993 and 1997 Stock Option Plans	1,088,505	1,026,005

Shares of Common Stock issuable upon the exercise of warrants	4,073,863	4,444,299

Common Stock issuable upon the conversion of Series A Preferred Stock	5,373,134	5,373,134

Total	10,535,502	10,843,438

Note 5 – Research and Development Expense

The Company consolidates research and development expense with BSST. The following table details research and development expense incurred by Amerigon and BSST, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003		2002	2003		2002
Research and development expense:
Amerigon programs	$511		$760	$1,882		$2,114
BSST programs	91	(1)	208	349	(2)	808

Total research and development expense	$602		$968	$2,231		$2,922

(1)	BSST expense for three months ended September 30, 2003 is reported net of a developmental credit of $266,000.
(2)	BSST expense for nine months ended September 30, 2003 is reported net of a developmental credit of $512,000.

(8)

Note 6 – Segment Reporting

The tables below present segment information about the reported revenues and operating loss of Amerigon for the three and nine months ended September 30, 2003 and 2002 (in thousands). Asset information by reportable segment is not reported since management does not produce such information.

For the Three Months Ended September 30,	CCS	BSST (1)	Reconciling Items		As Reported
2003
Revenue	$9,210	$—	$—		$9,210
Operating Income (Loss)	1,282	(91)	(1,387	)(2)	(193)
2002
Revenue	4,491	—	—		4,491
Operating Income (Loss)	237	(208)	(1,497	)(2)	(1,468)

(1)	BSST LLC is a subsidiary of the Company. BSST’s operating loss for the three months ended September 30, 2003 is net of $266,000 of reimbursable developmental funding.
(2)	Represents selling, general and administrative costs of $1,375,000 and $1,449,000, respectively, and depreciation expense of $12,000 and $48,000, respectively, for the three months ended September 30, 2003 and 2002.

For the Nine Months Ended September 30,	CCS	BSST (1)	Reconciling Items		As Reported
2003
Revenue	$20,100	$—	$—		$20,100
Operating Income (Loss)	2,387	(349)	(3,817	)(2)	(1,779)
2002
Revenue	8,848	—	—		8,848
Operating Income (Loss)	(290)	(808)	(4,043	)(2)	(5,141)

(1)	BSST LLC is a subsidiary of the Company. BSST’s operating loss for the nine months ended September 30, 2003 is net of $512,000 of reimbursable developmental funding.
(2)	Represents selling, general and administrative costs of $3,781,000 and $3,881,000, respectively, and depreciation expense of $36,000 and $162,000, respectively, for the nine months ended September 30, 2003 and 2002.

Product revenue information by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
North America	$6,980	$3,029	$16,200	$6,109
Asia	2,230	1,462	3,900	2,739

Total Product Revenues	$9,210	$4,491	$20,100	$8,848

(9)

Product revenue information by customer location, as a percent of total product revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
North America	76%	67%	81%	69%
Asia	24%	33%	19%	31%

Total Product Revenues	100%	100%	100%	100%

For the three months ended September 30, 2003, three customers, two domestic (JCI and Bridgewater Interiors) and one foreign (NHK), represented 67% and 19%, respectively, of the Company’s sales compared with 65% and 20% in 2002.

For the nine months ended September 30, 2003, three customers, two domestic (JCI and Bridgewater Interiors) and one foreign (NHK), represented 69% and 14%, respectively, of the Company’s sales compared with 64% and 24% in 2002.

Note 7 – Accrued Liabilities

Details of accrued liabilities (in thousands):

	September 30, 2003	December 31, 2002
Accrued salaries	$120	$240
Accrued vacation	170	157
Other accrued liabilities	728	493

Total accrued liabilities	$1,018	$890

Note 8 – 2003 Private Placement

On June 27, 2003, the Company entered into a Subscription Agreement with Ferrotec, whereby Ferrotec purchased 1,000,000 shares of unregistered Common Stock at $2.50 per share. The Subscription Agreement grants Ferrotec demand registration rights beginning one year from the closing of the Subscription Agreement and piggy-back registration rights if the Company proposed to register any securities before then. The Company received a $2,500,000 payment in exchange for the shares on June 27, 2003, less issuance costs.

Note 9 – Warrant Exercise

On June 27, 2003, a partial exercise of warrants issued in the 2002 Private Placement occurred. Special Situations Funds, MicroCapital Fund and Roth Capital Partners participated in the transaction. The three participants exercised warrants to purchase 250,000 shares at $2.00 per share for an aggregate exercise price of $500,000.

The proceeds of the June 27, 2003 private placement (Note 8) and warrant exercise transactions, net of issuance costs, were $2,935,000.

During the quarter ended September 30, 2003, Roth Capital Partners and Westar Capital II LLC exercised warrants to purchase 108,800 shares at $2.00 per share and 3,136 shares at $2.67 per share respectively for an aggregate exercise price of $225,973.

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

Based on current shipment levels of CCS units for Ford programs through September 30, 2003, the Company believes Ford will earn an additional warrant for 216,690 shares of Common Stock at an exercise price of $5.75. The estimated fair value of the warrant of $629,000 was determined using the Black-Scholes valuation model. This non-cash charge was recorded as a selling expense of $310,000 and $160,000 for the quarters ended June 30, 2003 and September 30, 2003, respectively. An additional $159,000 will probably be recorded as selling expense for the three months ended December 31, 2003. The warrant will be issued and vest in January 2004 and have an expiration date five years from the date of issuance.

Note 11 – Accounting for Stock-Based Compensation

The Company issues options to key employees under its 1993 and 1997 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(146)	$(1,411)	$(1,680)	$(5,165)
Value of stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	—	(327)	(194)	$(644)

Pro forma net loss	$(146)	$(1,738)	$(1,874)	$(5,809)

Loss per share:
Basic – as reported	$(0.01)	$(0.13)	$(0.15)	$(0.54)
Basic – pro forma	$(0.01)	$(0.16)	$(0.17)	$(0.61)
Diluted – as reported	$(0.01)	$(0.13)	$(0.15)	$(0.54)
Diluted – pro forma	$(0.01)	$(0.16)	$(0.17)	$(0.61)

(11)

Note 12 – Financing

On November 14, 2002, the Company obtained an accounts receivable-based credit line. This loan is a $3,000,000 Revolving Credit Line with the debt not to exceed the lesser of the Revolving Credit or the Borrowing Formula (80% of eligible accounts receivable up to 90 days from invoice date). At September 30, 2003, $2,474,000 was available and unused under the Credit Line. The Credit Line bears interest at Comerica Bank’s prime rate (4.00% at September 30, 2003) plus 2.75%, which is accrued and charged monthly. The Credit Line is secured by all of the Company’s and its subsidiary’s assets and expires on January 1, 2004.

(12)

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) appearing elsewhere in this report.

We design, develop, and market proprietary high technology electronic systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2002, we completed our third full year of producing and selling our Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both active heating and cooling to seat occupants. We have shipped more than 730,000 units of our CCS product through September 2003 to six customers, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), NHK Spring Company, Ltd. (“NHK”), Marubeni Vehicle Corporation (“Marubeni”), Intier Automotive (“Intier”) and Hyundai Motor Company (Hyundai). We currently supply our CCS product to the following automobile manufacturers and seat suppliers:

Vehicle	Seat Supplier	Program Started
Lincoln Navigator sport utility vehicle	JCI	November 1999

Lexus LS 430/Toyota Celsior luxury sedan	NHK	June 2001

Ford Expedition sport utility vehicle	JCI	January 2002

Infiniti Q45 / M45 luxury sedans	JCI, Asia Marubeni	June 2002

Lincoln Aviator sport utility vehicle	Lear	August 2002

Lincoln LS sport utility vehicle	JCI	October 2002

Mercury Monterey mini van	Intier	April 2003

Cadillac XLR luxury roadster	Lear – Bing	April 2003

Cadillac DeVille luxury sedan	JCI – Bridgewater Interiors	June 2003

Hyundai Equus luxury sedan	Hyundai	August 2003

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

(13)

Results of Operations

Third Quarter 2003 Compared with Third Quarter 2002

Revenues. Product revenues for the three months ended September 30, 2003 (“Third Quarter 2003”) were $9,210,000 as compared with revenues of $4,491,000 for the three months ended September 30, 2002 (“Third Quarter 2002”). This increase of $4,719,000, or 105%, is primarily due to increased demand for our CCS product as an option on the Lexus LS 430, Toyota Celsior, Lincoln LS and Lincoln Aviator, and the addition of our CCS product as an option since the third quarter of 2002 for the Mercury Monterey, Cadillac XLR, Cadillac DeVille and Hyundai Equus vehicle lines. Unit shipments rose to 135,000 units for the three-month period ended September 30, 2003 as compared to 66,000 units for the same period a year prior. We expect volume to be up more than 90% in fiscal 2003, compared to fiscal 2002, with 14 vehicle models offering our CCS product by the end of the year. In the third quarter 2003, we began shipments of our CCS product to Hyundai Motor Company for the launch of the 2004 Hyundai Equus vehicle.

Cost of Sales. Cost of sales increased to $7,414,000 in the Second Quarter 2003 from $3,494,000 in Second Quarter 2002. This increase of $3,920,000, or 112%, is primarily due to a 105% increase in related revenues.

Research and Development Expenses. Research and development expenses decreased to $602,000 in the Third Quarter 2003 from $968,000 in the Third Quarter 2002. This $366,000, or 38%, decrease was due primarily to $266,000 of reimbursable development efforts of our BSST subsidiary (see Note 5 of the condensed consolidated financial statements) and lower prototype costs associated with our next generation of CCS design.

We group development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,387,000 in the Third Quarter 2003 compared to $1,497,000 in the Third Quarter 2002. Although the total expenses for the category decreased $110,000 from period to period, the Third Quarter 2003 includes a charge of $160,000 relating to the Ford VPA (see Note 10 of the condensed consolidated financial statements) and $140,000 of costs related to the planned reimbursement of preproduction and launch costs at a contract manufacturer’s assembly plant in Mexico. These increases in warrant and preproduction expenses were offset by decreases in outside consulting fees, European and Japanese office expense, the outsourcing of production for North American customers and the relocation of the corporate office from California to Michigan in the third quarter of 2003 versus 2002.

Interest Expense. Interest expense increased to $9,000 for the Third Quarter 2003 from $1,000 in Third Quarter 2002. Since November 2002 the Company has utilized a revolving credit line to fund working capital. The interest expense for the Third Quarter 2003 relates to the average outstanding credit line balance for the period. No interest expense was incurred in the Third Quarter 2002. This was the result of the February 2002 private placement transaction that paid off the 2001 bridge loan and provided working capital for the Company. The Company had no other outstanding loans during the 2002 quarter.

(14)

Nine Months Ending 2003 Compared with Nine Months Ending 2002

Revenues. Revenues for the nine months ended September 30, 2003 (“2003”) were $20,100,000 as compared with revenues of $8,848,000 for the nine months ended September 30, 2002 (“2002”). This increase of $11,252,000, or 127%, is due primarily due to increased demand for our CCS product as an option on the Lincoln Navigator, Ford Expedition, Lexus LS 430, Toyota Celsior, Lincoln LS and Lincoln Aviator, and the addition of our CCS product as an option since the third quarter of 2002 for the Mercury Monterey, Cadillac XLR, Cadillac DeVille and Hyundai Equus vehicle lines. We anticipate the level of shipments to our current customer base for current vehicle platforms to remain relatively constant for the remainder of 2003.

Cost of Sales. Cost of sales increased to $15,831,000 in 2003 from $7,024,000 in 2002. This increase of $8,807,000, or 125%, is due to an increase in related revenues.

Research and Development Expenses. Research and development expenses decreased to $2,231,000 in 2003 from $2,922,000 in 2002. This $691,000, or 24%, decrease was due primarily to $512,000 of reimbursable development efforts of our BSST subsidiary in the second and third quarters of 2003 (see Note 5 of the condensed consolidated financial statements) and lower prototype costs associated with our next generation of CCS design.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $3,817,000 in 2003 compared to $4,043,000 in 2002. This $226,000, or 6% decrease, is net of a $470,000 charge relating to the Ford VPA (see Note 10 of the consolidated financial statements) and reflects decreases in legal and outside consulting fees, European and Japanese office expense and production relocation in 2003 period versus 2002.

Interest Expense. Interest expense decreased in 2003 to $62,000 from $161,000 in 2002. This $99,000, or 59% decrease, is primarily due to the lower average balance of borrowings outstanding in 2003 compared with 2002, due to the conversion on February 25, 2002 of the 2001 bridge loan into common stock and warrants.

Liquidity and Capital Resources

As of September 30, 2003, we had working capital of $3,111,000. We also had cash and cash equivalents of $44,000 at September 30, 2002. Our principal sources of operating capital have been the proceeds of our various financing transactions and CCS product revenues.

As of September 30, 2003 our cash and cash equivalents decreased by $230,000 from $274,000 at December 31, 2002. Cash used in operating activities in the first nine months of 2003 (“2003”) amounted to $2,808,000, which was mainly attributable to the loss, net of depreciation and amortization and grant of warrants, of $822,000 and increased working capital to support the higher accounts receivable and inventory levels. Cash used in investing activities in 2003 amounted to $439,000, which is mainly attributable to the purchase of tooling and equipment. Financing activities in 2003 provided $3,017,000, primarily due to the completion of the June 2003 private placement and warrant exercise.

On June 27, 2003, we issued 1,000,000 shares of common stock in a private placement to Ferrotec Corporation at $2.50 per share and issued an additional 250,000 shares of common stock at $2.00 per share as the result of the exercise of warrants held by Special Situations Funds, MicroCapital Fund and Roth Capital Partners. The proceeds from the June 27, 2003 transactions, net of issuance costs, were $2,935,000 (see Note 8 and Note 9 of the consolidated financial statements).

(15)

During the quarter ended September 30, 2003, Roth Capital Partners and Westar Capital II LLC exercised additional warrants to purchase 108,800 shares at $2.00 per share and 3,136 shares at $2.67 per share respectively for an aggregate exercise price of $225,973.

BSST LLC was established in August 2000 by Dr. Lon E. Bell, the founder of Amerigon. BSST is engaged in a research and product development effort to improve the efficiency of thermoelectric devices. In September 2000, we entered into an option agreement with BSST to purchase a 90% interest in BSST for an aggregate of $2,000,000. We paid $150,000 to BSST for the option rights at that time. The original option agreement was amended to extend the termination date from January 31, 2001 to May 31, 2001, in exchange for additional option payments totaling $360,000. On May 31, 2001, we exercised our option by paying $400,000 to BSST. As of December 31, 2002, we had paid to BSST $2,000,000. We have, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year. Potential incentive and option agreements for BSST management could reduce the 90% ownership interest to 75% over time if all incentive targets are achieved and all of the options are awarded.

For the Third Quarter ending September 2003, unit production volumes were sufficient to break even excluding the non-cash charge of $160,000 for the expected warrant to Ford Motor Company. The ramp-up of the new programs for the Cadillac XLR, Cadillac DeVille, Cadillac Escalade, Mercury Monterey and Hyundai Equus is expected to generate sufficient volume for the Fourth Quarter of 2003 to achieve profitable results. We are working with many automobile manufacturers for future introduction of our CCS technology, but there is no guarantee these manufacturers will introduce our products.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering, as well as other equity and debt financings. At September 30, 2003, we had cash and cash equivalents of $44,000 and working capital of $3,111,000. Based on our current operating plan, management believes cash at September 30, 2003 along with proceeds from accounts receivable-based financing will be sufficient to meet our operating needs.

Warrants issued in conjunction with the 2002 Private Placement (the “2002 Warrants”) provide that, in the event the closing bid price of a share of common stock of the Company exceeds $4.00 for twenty consecutive trading sessions, the Company may call such warrants upon 30 days prior written notice at a redemption price equal to $0.01 per share of common stock then purchasable pursuant to such warrants. Notwithstanding the Company’s exercise of its call right described above, the holders of the 2002 Warrants may exercise such warrants prior to the end of such 30 day notice period at the exercise price per share of $2.00. In recognition of the voluntary exercise of a portion of the 2002 Warrants on June 27, 2003, Amerigon previously agreed to forbear exercising its call right described above until the end of a twelve-month period beginning on June 27, 2003. For twenty consecutive trading sessions ending September 10, 2003, the closing bid price of a share of common stock of the Company exceeded $4.00 per share. The Company has notified the holders of the 2002 Warrants of the Company’s intention to exercise its call rights on June 26, 2004. As of September 30, 2003, the number of warrants issued in conjunction with the 2002 Private Placement that remained outstanding were 3,218,190. Should the holders of the 2002 Warrants exercise all of such Warrants, the Company would receive aggregate proceeds of $6,436,380. Should the holders of the 2002 Warrants decline to exercise any of the outstanding 2002 Warrants prior to the end of the call notice period described above, the Company may redeem such warrants for an aggregate redemption price of $32,181.90. The Company cannot be certain that any or all of the holders of the 2002 Warrants would elect to exercise such warrants prior to the end of the call notice period.

(16)

On April 7, 2003 we received notice of our non-compliance with a continued listing requirement of The Nasdaq Stock Market (“Nasdaq”). Subsequently, the Company submitted a plan to regain and sustain a $2,500,000 minimum of shareholders’ equity in order to become compliant with such listing requirement. With the completion of the 2003 Private Placement and the warrant exercise transactions (see Note 8 and Note 9 of the consolidated financial statements) and the filing of the 10-Q report for the second quarter with the Securities Exchange Commission, the Company believed it had complied with the applicable Nasdaq continued listing requirements. On August 18, 2003, the Company received notice from Nasdaq confirming compliance with Nasdaq’s listing requirements.

Related Party Transactions

We have outsourced production of our CCS product for our North American and Asian customers to Millennium Plastics Technologies, LLC in Chihuahua, Mexico. The company is controlled by TMW Enterprises, Inc., an affiliate of the managing member of Big Beaver Investments LLC (one of our three major shareholders). In addition to the assembly labor operation, we purchase various injection molded components from them. Purchases of labor services and components were $186,000 for the quarter ended September 30, 2002 and $529,000 for the quarter ended September 30, 2003.

We purchase thermoelectric devices from and have outsourced a portion of our production to Ferrotec Corporation (“Ferrotec”). With the completion of the 2003 Private Placement (see Note 8 of the consolidated financial statements), Ferrotec’s cumulative holdings are 1,200,000 shares of common stock. Purchase of labor services and components were $777,000 for the quarter ended September 30, 2002 and $1,670,000 for the quarter ended September 30, 2003.

We lease our current facility in Irwindale, California from a partnership controlled by Dr. Bell, the founder and Vice Chairman of the Company.

(17)

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

RISK FACTORS

Risk Relating to our Business

We are only in the early stage of commercialization and marketing of our products and our sales may not significantly increase

Although we began operations in 1991, we have only engaged in the commercial manufacturing and marketing of our products since 1999. In December 1997, we received our first production orders for our CCS product, but shipments of production units in 1998 were very small. We had product revenues of $15,271,000 in 2002, $6,447,00 in 2001 and $6,886,000 in 2000. In 1998, we were selected by Ford to supply our CCS product to Johnson Controls for installation in the 2000 model year Lincoln Navigator and our CCS product was selected by the Toyota Motor Corporation to supply NHK for installation in the 2001 model year Lexus LS 430 and Toyota Celsior luxury automobiles. In 2002, we added the Ford Expedition SUV, Lincoln Aviator SUV and LS luxury automobile and Infiniti Q45 and M45 luxury automobiles. In 2003, we added the Mercury Monterey mini van, the Cadillac XLR luxury roadster, the Cadillac DeVille luxury sedan and the Hyundai Equus luxury sedan. Our CCS product is currently being offered as an optional feature on these vehicles. There can be no assurance that sales will significantly increase or that we will become profitable.

We have incurred substantial operating losses since our inception and we are continuing to incur losses

We have incurred substantial operating losses since our inception. We had operating losses of $6,175,000 in 2002, $7,537,000 in 2001 and $9,575,000 in 2000. As of September 30, 2003, we had accumulated deficits since inception of $70,830,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2002.

(18)

We have been in production of the CCS product for approximately 47 months and have fixed operating costs that can only be absorbed by higher volumes. Our breakeven point was about at our Third Quarter production levels. Based on our current Fourth Quarter orders, we expect to earn a modest profit for the upcoming quarter. We will not be able to achieve quarterly operating profits in 2004 unless we are successful in maintaining our CCS product revenues.

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

We commenced initial production shipments to Johnson Controls for Ford in late November 1999. We are working with many other automotive manufacturers and their seat suppliers in an effort to have the CCS product included in other models commencing with the 2005 model year and beyond. We currently have active development programs on over twenty-five vehicle platforms, but no assurance can be given that our CCS product will be implemented in any of these vehicles. While we have the only actively-cooled seat available, competitors are introducing ventilated seats, which provide some of the cooled-seat attributes and are very price competitive with our CCS product. Additionally, heat only devices are readily available from our competitors.

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

Based on our current operating plans, we believe that cash at September 30, 2003, along with the proceeds from future revenues and borrowings from our accounts receivable-based financing, will be sufficient to meet operating needs for the foreseeable future. The actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control, and lower than anticipated sales of our products or higher than anticipated expenses could require us to need additional financing sooner.

(19)

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

(20)

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

Any failure to protect our intellectual property could harm our business and competitive position

As of September 30, 2003, we owned eleven U.S. patents and had six U.S. patents pending and our subsidiary BSST owned three U.S. patents and had nine U.S. patents pending and fifteen foreign patents pending. We were also licensees of three patents and joint owners with Honda Motor Co. of two U.S. patents and five Japanese patent applications. We also owned twenty-one foreign patents and had fourteen foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop

(21)

similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in certain international markets. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992, with respect to technology similar to our CCS technology. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties and must continue to comply with those licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

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

(22)

Our success will depend in large part on retaining key personnel.

Our success will depend to a large extent upon the continued contributions of key personnel. The loss of the services of Dr. Lon E. Bell, the head of BSST LLC, our research and development subsidiary, would have a material adverse effect on the success of BSST. We have obtained key-person life insurance coverage in the amount of $2,000,000 on the life of Dr. Bell.

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

(23)

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

Risks Relating to Share Ownership

Our significant shareholders control the company

Big Beaver Investments LLC and Westar Capital II LLC each own 4,500 shares of Series A Preferred Stock, which are convertible into common stock at an initial conversion price of $1.675 per common share. On February 25, 2002, we entered into a separate agreement with Big Beaver pursuant to which it acquired an additional 1,720,602 shares of common stock and warrants to purchase an additional 860,301 shares of common stock at a price of $2.00 per share. Big Beaver and Westar Capital have the right to elect a majority of our directors as well as preemptive rights on future financings, so as to maintain their percentage ownership and have registration rights. Based upon the terms of the Series A Preferred Stock, Big Beaver and Westar Capital together in the aggregate held approximately 43% of our common equity (on an as converted basis, excluding options and warrants), as of September 30, 2003.

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

The Series A Preferred Stock, which is outstanding, confers upon its holders the right to elect five members of the Board of Directors while the holders of common stock have the right to elect two members of the Board of Directors. In addition, the Series A Preferred Stock will vote together with the shares of common stock on most matters submitted to shareholders. As of September 30, 2003, the holders of the Series A Preferred Stock had approximately 43% of our voting shares and had the ability to approve or prevent any subsequent change of control.

(24)

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

Future sales of eligible shares may lower the price of our common stock

On February 25, 2002, we completed the sale of 4,333,368 shares of common stock and 2,166,684 warrants to purchase shares of common stock in a private placement to selected institutional and accredited investors, resulting in gross proceeds of $6,500,052. The $6,500,052 excludes $2,580,903 representing the principal amount of a bridge loan and accrued interest on that loan, which was exchanged by the holder for 1,720,602 shares of common stock and warrants to purchase 860,301 shares of common stock. As partial compensation for services rendered in the private placement, Roth Capital Partners, LLC (“Roth”), was granted a warrant to purchase up to 550,005 shares of our common stock. The warrants issued in the private placement have an exercise price of $2.00 per share and expire on February 25, 2007. As of September 30, 2003, Roth had exercised a portion of this warrant and purchased a total of 158,800 shares of common stock. Although the shares issued in the private placement are restricted under the Securities Act, we filed with the Securities and Exchange Commission a registration statement under the Securities Act to permit the resale of the common stock issued in the private placement (including those shares issuable upon exercise of the warrants). The Securities and Exchange Commission declared the registration statement effective on April 3, 2002 and the shares are eligible for resale.

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

As part of the agreement with Ford dated March 2000, we granted warrants to Ford exercisable for our common stock. Warrants for the right to purchase 108,000 shares of common stock at an exercise price of $2.75 per share were issued and fully vested in 2000. Based on current shipment levels, Ford will earn an additional warrant for 216,690 shares of common stock at an exercise price of $5.75 per share. Additional warrants will be granted and vested based upon purchases by Ford of a specified number of CCS units throughout the length of the agreement. If Ford achieves all of the incentive levels required under the agreement, which entail substantial volume increases, warrants will be granted and vested for an additional 1,300,000 shares of common stock (which includes the 216,690 shares noted above) at increasing prices per share each year.

Employees and directors (who are not deemed affiliates) hold options to buy 1,097,255 shares of common stock at September 30, 2003. We may issue options to purchase up to an additional 805,258 shares of common stock at September 30, 2003 under our stock option plans. The common stock to be

(25)

issued upon exercise of these options, has been registered, and therefore, may be freely sold when issued. As of September 30, 2003, we also have outstanding additional warrants to buy 4,073,863 shares of common stock with exercise prices ranging from $1.15 to $5.30 and have expiration dates ranging from November 6, 2003 to March 27, 2007.

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

In June 2003, a partial exercise of warrants issued in the 2002 Private Placement occurred. Special Situations Funds, MicroCapital Fund and Roth Capital Partners participated in the transaction. The three participants exercised warrants to purchase 250,000 shares at $2.00 per share for an aggregate exercise price of $500,000. During the quarter ended September 30, 2003, Roth Capital Partners and Westar Capital II LLC exercised warrants to purchase 108,800 shares at $2.00 per share and 3,136 shares at $2.67 per share respectively for an aggregate exercise price of $225,973.

Future sales of the shares described above could depress the market price of our common stock.

We do not anticipate paying dividends on our common stock

We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the near future.

Delisting from an active trading market may adversely affect the liquidity and trading price of our common stock

Although our common stock is quoted on The Nasdaq SmallCap Market, there can be no assurance that we now, or in the future will be able to, meet all requirements for continued quotation thereon. One Nasdaq requirement is that we maintain a minimum stockholders’ equity of $2,500,000, or a market capitalization of $35,000,000 of listed shares, or have had net income from continuing operations of at least $500,000 in the last fiscal year (or two of the three most recently completed fiscal years). In April 2003 we received notice of our non-compliance with a continued listing requirement of The Nasdaq Stock Market (“Nasdaq”). We responded to Nasdaq’s inquiry and submitted a plan to regain and sustain a $2,500,000 minimum of shareholders’ equity. With the completion of the 2003 private placement and the warrant exercise transactions and the filing of the 10-Q report for the second quarter of 2003 with the Securities Exchange Commission, the Company believed it was compliant with the applicable Nasdaq continued listing requirements. On August 18, 2003, the Company received notice from Nasdaq confirming compliance with Nasdaq’s listing requirements.

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

(26)

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our debt obligations under our revolving line of credit. We place our investments in debt instruments of the U.S. government and in high-quality corporate issuers. As stated in our policy, we seek to ensure the safety and preservation of its invested funds by limiting default risk and market risk. Our borrowings under the revolving line of credit bear interest at Comerica Bank’s prime rate (4.00% at September 30, 2003) plus 2.75%. As of September 30, 2003, $526,000 was borrowed under that line of credit, maturing and payable on January 1, 2004. The amount borrowed approximates fair value at September 30, 2003. We have no investments or transactions denominated in foreign country currencies and therefore are not subject to foreign exchange risk.

Except as described above, there have been no material changes with respect to market risk since the Form 10-K was filed for our year ended December 31, 2002.

ITEM 4

CONTROLS AND PROCEDURES

Management, including the Company’s President & Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended September 30, 2003. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(27)

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

(b) Reports on Form 8-K

On August 14, 2003, we filed a Current Report on Form 8-K which included a press release dated August 13, 2003, announcing the Company’s second quarter 2003 results. Financial statements were filed as part of the press release, which was attached as an exhibit to the Current Report.

(28)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker
President & Chief Executive Officer
(Duly Authorized Officer)

Date: November 13, 2003

/s/ WILLIAM J. WILLS
William J. Wills
Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2003

(29)

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

(30)