Form 10-K/A
period 2002-12-31
AMERIGON INC
filed 2004-03-26
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

to

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

Common Stock, no par value

(Title of Class)

The registrant hereby amends the following items, financial statements, exhibits or other portion of its 2002 Annual Report on Form 10-K as set forth herein:

Exhibit 23.1 Consent of PricewaterhouseCoopers LLP

Exhibit 23.1 was not originally filed with the registrant’s Form 10-K and is filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2004.

AMERIGON INCORPORATED

Dated: March 26, 2004	By:	/s/ DANIEL R. COKER
Daniel R. Coker Chief Executive Officer