Form 10-K
period 2003-12-31
AMERIGON INC
filed 2004-03-26
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2003, was $15,572,843. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of its Common Stock on a fully diluted basis; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant. As of March 1, 2004, there were 12,410,541 issued and outstanding shares of common stock of the registrant. The registrant qualifies to file a Form 10-KSB as a “small business issuer” pursuant to Item 10(a)(2)(iii) of Subpart A of Regulation S-B, but has elected to file Form 10-K for the fiscal year ended December 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III.

AMERIGON INCORPORATED

ITEM 1.     BUSINESS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers (“OEMs”). In 2003, we completed our fourth full year of producing and selling our Climate Control Seat™ (“CCS™”) product, which provides year-round comfort by providing both active heating and cooling to seat occupants. Since we started commercial production, we have shipped more than 870,000 units of our CCS product to seven customers, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), Bridgewater Interiors, LLC (“Bridgewater), NHK Spring Company, Ltd (“NHK”), Marubeni Vehicle Corporation (“Marubeni”), Intier Automotive (“Intier”) and Hyundai Motor Company (“Hyundai”).

In 2003, the Company launched a newly designed and more efficient version of its CCS that incorporates its new Micro Thermal Module ™ (“MTM™”) technology. This new generation CCS system, which is based on the Company’s proprietary thermoelectric device (“TED”) technology, is smaller, lighter, quieter and more versatile than its predecessor.

We were incorporated in California in 1991 and originally focused our efforts on developing electric vehicles and high technology automotive systems. Because the electric vehicle market did not develop as anticipated, we have focused our efforts on our CCS product, our only commercial product at the present time, and products derived from our efficient TED technology.

Business Strategy

Our strategy is to build upon our existing relationships with automobile manufacturers and their suppliers and to become the leading provider of climate-controlled seating to the automotive marketplace. Our strategy includes the following key elements:

•	Continuing to encourage automobile manufacturers to specify that their seat suppliers install our CCS product;

•	Working with first tier seat suppliers to offer our product to their customers;

•	Completing development of the next generation of the CCS that incorporates the MTM technology;

•	Increasing global penetration with automotive companies;

•	Continuing to expand our intellectual property; and

•	Develop TED–based products in partnership with capable sectoral partners using proprietary, significantly more efficient TEDs through our subsidiary, BSST LLC (“BSST”).

Products

Climate Control Seat

Our CCS product utilizes exclusive licensed and patented technology, as well as three of our own patents, on a variable temperature seat climate control system to enhance the comfort of vehicle passengers. We have additional patents pending for further improvements we have made to the CCS and TED technology. Our CCS product uses one or more solid-state TEDs, which generate heating or cooling depending upon the polarity of the current applied to the device.

A TED is the heart of a compact heat pump built by us for use in our CCS product. Air is forced through the heat pump and thermally conditioned in response to switch input from the seat occupant. The conditioned air circulates by a specially designed fan through ducts in the seat cushion and seat back, so that the surface can be heated or cooled. Each seat has individual electronic controls to adjust the level of heating or cooling. Our CCS product substantially improves comfort as compared to conventional air conditioners by focusing the cooling directly on the passenger through the seat, rather than waiting until ambient air cools the seat surface behind the passenger.

Our CCS product has reached the stage where it can be mass-produced for a particular automobile manufacturer. Since each vehicle model’s seats are different, we must tailor the CCS components to meet each seat design. In the past five years, we have supplied prototype seats containing our CCS product to virtually every major automobile manufacturer and seat supplier. If a manufacturer wishes to integrate our CCS product into a seat, it provides us with automotive seats to be modified so that we can install a unit in a prototype. The seat is then returned to the manufacturer for evaluation and testing. If a manufacturer accepts our CCS product, a program can then be launched for a particular model on a production basis, but it normally takes one to two years from the time a manufacturer decides to include our CCS product in a vehicle model to actual volume production for that vehicle. During this process, we derive minimal funding from prototype sales but generally obtain no significant revenue until mass production begins. We have active development programs on over twenty-five vehicle platforms, although we cannot be certain that our CCS product will be implemented on any of these vehicles.

In March 2000, we entered into an agreement with Ford Motor Company (“Ford”), which gives us the exclusive right to supply our CCS product to Ford’s first tier suppliers for installation in Ford, Lincoln and Mercury branded vehicles produced and sold in North America (other than Ford-branded vehicles produced by AutoAlliance International, Inc.) through December 31, 2004. Ford is not obligated to purchase any CCS units, however, under the agreement.

Research and Development

Our research and development activities are an essential component of our efforts to develop new innovative products for introduction in the marketplace. Our research and development activities are expensed as incurred. These expenses include direct expenses for wages, materials and services associated with the development of our products and reimbursements from customers. Research and development expenses do not include any portion of general and administrative expenses.

We continue to do additional research and development to advance the design of the CCS product with the goal of making the unit less complex, easier to package and less expensive to manufacture and install. There can be no assurance that this development program will result in improved products. A broad patent has been approved, but not yet been issued, for the next generation of our CCS product that incorporates MTM technology.

Research and development expenses for our CCS technology include not only development of next generation technologies but also application engineering (meaning engineering to adapt CCS components to meet the design criteria of a particular vehicle’s seat and electrical system since vehicle seats are not all the same and each has different configuration requirements). Any related reimbursements for the costs incurred in this adaptation process are accounted for as a credit to research and development expense.

In May 2001, we formalized our research and development subsidiary, BSST, to develop much more efficient thermoelectric systems and products using the improved technology. The limitation on applications for thermoelectric systems has been their relatively poor efficiency. We believe that, through a combination of proprietary methods for improving thermoelectric efficiency and improved thermoelectric materials, there are substantial prospects for the design and development of innovative thermoelectric systems in applications outside of our present product line.

We are constructing test systems to demonstrate performance and to develop a comprehensive knowledge of the technology as applied to various potential large market sectors beyond automotive seating, including other automotive applications, stationary temperature management, aerospace and defense, customer comfort, and power generation. Ultimately we believe the potential exists for solid-state (thermoelectric) air conditioners to be developed that replace traditional systems, which use compressors, R134a and other gases. Our objective is for our unique technology to occupy an important place in this value chain.

The net amounts spent for research and development activities in 2003, 2002 and 2001 were $2,487,000, $3,910,000 and $3,836,000, respectively. Because of changing levels of research and development activity, our research and development expenses fluctuate from period to period. Also included in research and development are expenses associated with BSST of $121,000, $1,052,000 and $991,000 for 2003, 2002 and 2001, respectively. BSST’s 2003 expense is net of $1,147,000 reimbursement for customer funded R&D.

Marketing, Customers and Sales

We are a second-tier supplier to automobile and truck manufacturers. As such, we focus our marketing efforts on automobile and truck manufacturers and their first-tier suppliers. We have not and do not expect to market directly to consumers. For our CCS product, our strategy has been to convince the major automobile companies that our CCS product is an attractive feature that will meet with consumer acceptance and has favorable economics, including high profitability to the manufacturers. If convinced, the manufacturers then direct us to work with their seat supplier to incorporate our CCS product into future seat designs. We also market directly to the major domestic and foreign automotive seat suppliers. The CCS products we sell are affected by the levels of new vehicle sales and the general business conditions in the automotive industry.

For our most recent fiscal year, our revenues from sales to our four largest customers, JCI, Bridgewater, NHK, and Lear, were $12,532,000, $7,306,000, $4,205,000, and $3,027,000, representing 43%, 25%, 14%, and 10% of total revenues, respectively.

Initial customer response to our CCS product has been positive. During 2000, we engaged an independent polling firm to poll a sample of Lincoln Navigator owners, some with our CCS product and some without. Results showed that customer satisfaction with our CCS product was high, and that most owners with CCS product would purchase it as an option in the future.

Replacing the traditional seat heater, our CCS product is currently offered as an optional feature on the Ford Expedition, Lincoln Navigator, Aviator and LS, Mercury Monterey, Cadillac DeVille, XLR and Escalade ESV, Lexus LS 430, Toyota Celsior, Infiniti Q45 and M45, Hyundai Equus and Nissan Cima.

Outsourcing, Contractors and Suppliers

Through 2002, we had been engaged in manufacturing in California for three years, producing moderate quantities. We have completely outsourced production to lower-cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. In the first quarter of 2002, we began to shift production for North American and Asian platforms to a supplier plant in Chihuahua, Mexico. This shift initially resulted in some unexpected penalty costs and higher inventories to support the transition. The lower costs expected as a result of this resourcing were realized during the balance of 2002 and have continued in 2003. In June 2003, the Company began shipping some products from a second contract manufacturer located in Shanghai, China, again reducing total cost.

Our ability to manufacture and market our products successfully is dependent on relationships with third party suppliers. We rely on various vendors and suppliers for the components of our products and procure these components through purchase orders, with no guaranteed supply arrangements. Certain components, including TEDs, are only available from a limited number of suppliers. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows. Our business and operations could also be materially adversely affected by delays in deliveries from our suppliers.

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

We currently have a license arrangement for our CCS product. Feher Design, Inc. (“Feher”) has granted to us an exclusive worldwide license to use specific CCS technologies covered by three U.S. patents held by Feher. The first of these three licensed patents expires on November 17, 2008. In addition to the aforementioned license rights to the CCS technology, we hold three issued U.S. patents on a variable temperature seat climate control system. In addition, we jointly own two U.S. patents and five Japanese patent applications with Honda Motor Co. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992 with respect to technology similar to the CCS technology. This application stands rejected in its present form, but the applicant has filed an appeal of the rejection. If a sufficiently broad patent were to be issued from this application, it could have a material adverse effect upon our intellectual property position in Japan.

The enactment of the legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of 17 years from the date of grant. The new term of a U.S. utility patent for applications filed after June 8, 1995, will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the application. For a patent filed before June 8, 1995, the term is the longer of 17 years from the issue date or 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of an automotive technology patent application is often more than three years, a 20-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact our patent position. If this change results in a shorter period of patent coverage, our business could be adversely affected to the extent that the duration and/or level of the royalties we may be entitled to receive from a collaborative partner, if any, is based on the existence of a valid patent.

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

Financial Information About Industry Segments and Geographic Areas

Our business segment and geographic areas information is incorporated herein by reference from Note 17 of our consolidated financial statements and related financial information indexed on page F-1 of this report.

Employees

As of December 31, 2003, Amerigon had 38 employees, four outside contractors and our subsidiary, BSST, had an additional eight employees. None of our employees is subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

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

Risks Relating to our Business

We are only in the early stage of commercialization and marketing of our products and our sales may not significantly increase

Although we began operations in 1991, we have only engaged in the commercial manufacturing and marketing of our products since 1999. In December 1997, we received our first production orders for our CCS product, but shipments of production units in 1998 were very small. We had product revenues of $29,042,000 in 2003, $15,271,000 in 2002 and $6,447,000 in 2001. In 1998, we were selected by Ford to supply our CCS product to Johnson Controls for installation in the 2000 model year Lincoln Navigator and our CCS product was selected by the Toyota Motor Corporation to supply NHK for installation in the 2001 model year Lexus LS 430 and Toyota Celsior luxury automobiles. In 2002 we added the Ford Expedition SUV, Lincoln Aviator SUV and

LS luxury automobile and Infiniti Q45 and M45 luxury automobiles. In 2003, we added the Mercury Monterey mini van, the Cadillac XLR luxury roadster, the Cadillac DeVille luxury sedan, the Cadillac Escalade ESV SUV, the Hyundai Equus luxury sedan and the Nissan Cima luxury sedan. Our CCS product is currently being offered as an optional feature on these vehicles. There can be no assurance that additional vehicle platforms will use our CCS product, that sales will significantly increase or that we will become and remain profitable.

We have incurred substantial operating losses since our inception

We have incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002 and $7,537,000 in 2001. As of December 31, 2003, we had accumulated deficits since inception of $70,566,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33.0 million of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

We have been in production of the CCS product for approximately 50 months and have fixed operating costs that can only be absorbed by a certain level of unit and sales dollar volume. Our break-even point was approximately equal to our third and fourth quarter production levels. We will not be able to achieve a quarterly operating profit in 2004 unless we are successful in maintaining our CCS product revenue levels.

We have incurred net losses of $1,415,000, $6,306,000 and $7,691,000 and have used cash in operating activities of $1,867,000, $6,942,000 and $6,696,000 in 2003, 2002 and 2001, respectively.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At December 31, 2003, we had cash and cash equivalents of $844,000 and net working capital of $4,122,000. Based on our current operating plan, we believe cash at December 31, 2003, along with the proceeds from future revenues and borrowings from our $3 million accounts receivable-based financing, will be sufficient to meet operating needs for the foreseeable future.

Our ability to market our products successfully depends on acceptance of our product by automotive manufacturers and consumers

We have engaged in a lengthy development process with respect to our CCS product that involved developing a prototype for proof of concept and then adapting the basic system to actual seats provided by various automotive manufacturers and their seat suppliers. In the past five years, we have supplied prototype seats containing our CCS product to virtually every major automobile manufacturer and seat supplier. As a result of this process, we have been selected by a number of automotive manufacturers to supply a number of current vehicles.

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

We commenced initial production shipments to Johnson Controls for Ford in late November 1999. We are working with many other automotive manufacturers and their seat suppliers in an effort to have the CCS product included in other models commencing with the 2005 model year and beyond. We currently have active development programs on over twenty-five vehicle platforms, but no assurance can be given that our CCS product will be implemented in any of these vehicles. While we have the only actively-cooled seat available, competitors are introducing ventilated seats, which provide some of the cooled-seat attributes and are very price competitive with our CCS product. Additionally, heat-only devices are readily available from our competitors.

We may need additional financing in the future

We have experienced negative cash flow from operations since our inception and have expended, and expect to continue to expend, substantial funds to continue our development and marketing efforts. We had negative cash flows from operations of $1,867,000 in 2003, $6,942,000 in 2002 and $6,696,000 in 2001.

Based on our current operating plans, we believe that cash at December 31, 2003, along with proceeds from future revenues and borrowings from our $3 million accounts receivable-based financing, will be sufficient to meet operating needs for the foreseeable future. The actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control. Lower than anticipated sales of our products or higher than anticipated expenses could require us to need additional financing sooner than expected.

The disruption or loss of relationships with vendors and suppliers for the components for our products could materially adversely affect our business

Our ability to market and manufacture our products successfully is dependent on relationships with both third party suppliers. We rely on various vendors and suppliers for the components of our products and procure these components through purchase orders, with no guaranteed supply arrangements. Certain components, including thermoelectric devices, are only available from a limited number of suppliers. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows. Our business and operations could also be materially adversely affected by delays in deliveries from suppliers.

The outsourcing of production entails risks of production interruption and unexpected costs

Through December 2002, we had been engaged in manufacturing in California for three years, producing moderate quantities of product. We have completed the outsourcing of production to lower-cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. The shift of 1st generation production for North America and Asia platforms to a supplier plant in Chihuahua, Mexico and 2nd generation production in Shanghai, China entails risk of production interruption and unexpected costs due to the extended logistics.

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

In the automotive components industry, products typically proceed through five stages of research and development. Initial research on the product concept comes first, to assess its technical feasibility and economic costs and benefits. This stage often includes development of an internal prototype for the component supplier’s own evaluation. If the product appears feasible, the component supplier manufactures a functioning prototype to demonstrate and test the product’s features. These prototypes are then marketed and sold to automotive companies for testing and evaluation. If an automobile manufacturer shows interest in the product, it typically works with the component supplier to refine the product and then purchases second and subsequent generation engineering prototypes for further evaluation. Finally, the automobile manufacturer either decides to purchase the component for a production vehicle or terminates the program.

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

Any failure to protect our intellectual property could harm our business and competitive position

As of December 31, 2003, we owned eleven U.S. patents and had four U.S. patents pending, and our subsidiary BSST owned four U.S. patents, and had eight U.S. patents pending and twelve foreign patents pending. We were also licensees of three patents and joint owners with Honda Motor Co. of two U.S. patents and five Japanese patent applications. We also owned nineteen foreign patents and had thirteen foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in certain international markets. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992, with respect to technology similar to our CCS technology. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties and must continue to comply with those licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

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

Our products may conflict with patents that have been or may be granted to competitors or others

Other persons could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of our products for allegedly conflicting with patents held by them. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on our business. In addition, if we become involved in litigation, it could consume a substantial portion of our time and resources. We have not, however, received any notice that our products infringe on the proprietary rights of third parties.

We rely on trade secret protection through confidentiality agreements and the agreements could be breached

We also rely on trade secrets that we seek to protect, in part, through confidentiality and non-disclosure agreements with employees, customers and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in our favor. We may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel. Additionally, with respect to technology that we license from third parties, there can be no assurance that the licensor of the technology will have the resources, financial or otherwise, or desire to defend against any challenges to the rights of such licensor to its patents.

Our customers typically reserve the right to unilaterally cancel contracts or reduce prices, and the exercise of such right could reduce or eliminate any financial benefit to us anticipated from such contract

Automotive customers typically reserve the right to unilaterally cancel contracts completely or to require unilateral price reductions. Although they generally reimburse companies for actual out-of-pocket costs incurred with respect to the particular contract up to the point of cancellation, these reimbursements typically do not cover costs associated with acquiring general purpose assets such as facilities and capital equipment, and may be subject to negotiation and substantial delays in receipt by us. Any unilateral cancellation of, or price reduction with respect to, any contract that we may obtain could reduce or eliminate any financial benefits anticipated from such contract and could have a material adverse effect on our financial condition and results of operations. To date, no such fees have been reimbursed.

Our success will depend in large part on retaining key development

Our success will depend to a large extent upon the continued contributions of key personnel in Amerigon and our BSST subsidiary. The loss of the services of Dr. Lon E. Bell, the head of BSST LLC, our research and development subsidiary, would have a material adverse effect on the success of BSST.

Our success will also depend, in part, upon our ability to retain qualified engineering and other technical, marketing, and management personnel. There is significant competition for technologically qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel.

Our reliance on outside major contractors may impair our ability to complete certain projects and manufacture products on a timely basis

In the past we have engaged certain outside contractors to perform product assembly and other production functions for us, and we anticipate that we may desire to engage contractors for such purposes in the future. We believe that there are a number of outside contractors that provide services of the kind that have been used by us in the past and that we may desire to use in the future. However, no assurance can be given that any such contractors would agree to work for us on terms acceptable to us or at all. Our inability to engage outside contractors on acceptable terms or at all would impair our ability to complete any development and/or manufacturing contracts for which outside contractors’ services may be needed. Moreover, our reliance upon third party contractors for certain production functions will reduce our control over the manufacture of our products and will make us dependent in part upon such third parties to deliver our products in a timely manner, with satisfactory quality controls and on a competitive basis.

Our business exposes us to potential product liability risks

Our business exposes and will continue to expose us to potential product liability risks that are inherent in the manufacturing, marketing and sale of automotive components. In particular, there may be substantial warranty and liability risks associated with our products. If available, product liability insurance generally is expensive. While we presently have $6,000,000 of product liability coverage ($5,000,000 on a per occurrence basis) with an additional $2,000,000 in product recall coverage, there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms with respect to other products we may develop, or that any insurance obtained will provide adequate protection against any potential liabilities. In the event of a successful claim against us, a lack or insufficiency of insurance coverage could have a material adverse effect on our business and operations.

Because many of the largest automotive manufacturers are located in foreign countries, our business is subject to the risks associated with foreign sales

Many of the world’s largest automotive manufacturers are located in foreign countries. Accordingly, our business is subject to many of the risks of international operations, including governmental controls, tariff restrictions, foreign currency fluctuations and currency control regulations. However, historically, substantially all of our sales to foreign countries have been denominated in U.S. dollars. As such, our historical net exposure to foreign currency fluctuations has not been material. No assurance can be given that future contracts will be denominated in U.S. dollars.

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

Risks Relating to Share Ownership

Our significant shareholders may exercise control of the Company

Big Beaver Investments LLC (“Big Beaver”) and Westar Capital II LLC (“Westar”) each own 4,500 shares of Series A Preferred Stock, which are convertible into common stock at an initial conversion price of $1.675 per common share. On February 25, 2002, we entered into a separate agreement with Big Beaver pursuant to which it acquired an additional 1,720,602 shares of common stock and warrants to purchase an additional 860,301 shares of common stock at a price of $2.00 per share. Combined, Big Beaver and Westar have the right to elect a majority of our directors. Big Beaver and Westar each have preemptive rights on future financings, so as to maintain their percentage ownership, and registration rights. Based upon the terms of the Series A Preferred Stock, Big Beaver and Westar together in the aggregate held approximately 42% of our common equity (on an as converted basis, excluding options and warrants), as of December 31, 2003.

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

The Series A Preferred Stock, which is outstanding, confers upon its holders the right to elect five members of the Board of Directors while the holders of common stock have the right to elect two members of the Board of Directors. In addition, the Series A Preferred Stock will vote together with the shares of common stock on most matters submitted to shareholders. As of December 31, 2003, the holders of the Series A Preferred Stock had approximately 42% of our voting shares and had the ability to approve or prevent any subsequent change of control.

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

Future sales of eligible shares may lower the price of our common stock

On June 27, 2003, we issued 1,000,000 shares of restricted common stock in a private placement to Tokyo-based Ferrotec Corporation (“Ferrotec”) at $2.50 per share. In connection with the sale of such shares, we granted Ferrotec demand registration rights beginning one year from the closing of the sale and piggy-back registration rights if we propose to register any securities before then. Ferrotec acquired 200,000 shares of restricted common stock in March, 2001 under almost identical terms. Ferrotec registered these 200,000 shares in our March, 2002 registration statement.

On February 25, 2002, we completed the sale of 4,333,368 shares of common stock and 2,166,684 warrants to purchase shares of common stock in a private placement to selected institutional and accredited investors, resulting in gross proceeds of $6,500,052. The $6,500,052 excludes $2,580,903 representing the principal amount of a bridge loan and accrued interest on that loan, which were exchanged by the holder for 1,720,602 shares of common stock and warrants to purchase 860,301 shares of common stock. As partial compensation for services rendered in the private placement, Roth Capital Partners, LLC, was granted a warrant to purchase up to 550,005 shares of our common stock. The warrants issued in the private placement have an exercise price of $2.00 per share and expire on February 25, 2007. Through December 31, 2003, warrants to purchase 604,300 shares of common stock have been exercised relating to this private placement. Although the shares issued in the private placement are restricted under the Securities Act, we filed with the Securities and Exchange Commission a registration statement under the Securities Act to permit the resale of the common stock issued in the private placement (including those shares issuable upon exercise of the warrants). The Securities and Exchange Commission declared the registration statement effective on April 3, 2002 and the shares are eligible for resale.

Our Series A Preferred Stock is convertible into 5,373,134 shares of common stock and the holders thereof possess demand and piggyback registration rights.

As part of the agreement with Ford dated March 2000, we granted warrants to Ford exercisable for our common stock. Warrants for the right to purchase 108,345 shares of common stock at an exercise price of $2.75 per share were issued and fully vested in 2000. Based on audited sales results for 2003, Ford earned an additional 216,690 warrants at an exercise price of $5.75. Additional warrants may be granted and vested at a $6.75 exercise price based upon purchases by Ford of a specified number of CCS units in 2004.

Employees and directors (who are not deemed affiliates) hold options to buy 997,454 shares of common stock at December 31, 2003. We may issue options to purchase up to an additional 821,108 shares of common stock at December 31, 2003 under our stock option plans. The common stock to be issued upon exercise of these options has been registered and, therefore, may be freely sold when issued. As of December 31, 2003, we also have outstanding additional warrants to buy 3,799,363 shares of common stock with exercise prices ranging from $1.15 to $5.30 and expiration dates ranging from February 2, 2004 to March 27, 2007.

Future sales of the shares described above could depress the market price of our common stock.

We do not anticipate paying dividends on our common stock

We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the near future.

Delisting from an active trading market may adversely affect the liquidity and trading price of our common stock

Although our common stock is quoted on The Nasdaq SmallCap Market, there can be no assurance that we now, or in the future will be able to, meet all requirements for continued quotation thereon. One Nasdaq requirement is that we maintain a minimum stockholders’ equity of $2,500,000, or a market capitalization of $35,000,000 of listed shares, or have had net income of at least $500,000 in the last year (or two of the three most recently completed fiscal years). In April 2003, we received notice of non-compliance with a continued listing requirement of The Nasdaq Stock Market (“Nasdaq”). We responded to Nasdaq’s inquiry and submitted a plan to regain and sustain a $2,500,000 minimum of shareholders’ equity. With the completion of the June 2003 private placement to Ferrotec described above, and the exercise in June 2003 by Special Situations Funds, MicroCapital Fund and Roth Capital Partners of various outstanding warrants held by each, the Company became compliant with the applicable Nasdaq continued listing requirements. On August 18, 2003, the Company received notice from Nasdaq confirming compliance with Nasdaq’s listing requirements.

If we fail to meet Nasdaq’s requirements on an ongoing basis, our common stock would likely be delisted from The Nasdaq SmallCap Market. In the absence of an active trading market or if our common stock cannot be traded on The Nasdaq SmallCap Market, our common stock could instead be traded on secondary markets, such as the OTC Bulletin Board. In such event, the liquidity and trading price of our common stock in the secondary market may be adversely affected. In addition, if our common stock is delisted, broker-dealers have certain regulatory burdens imposed on them which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof.

Web Site

Our internet web site address is www.amerigon.com. Our annual or transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission.

ITEM 2.     PROPERTIES

We lease our corporate headquarters of 7,444 square feet in Dearborn, Michigan and we lease research and development facilities of approximately 22,000 square feet in Irwindale, California. Our Michigan lease expires June 30, 2007, and the California lease expires February 28, 2006. The current monthly rent of the Michigan lease, including rent and operating expense allocations, is approximately $16,800. The current monthly rent of the California lease, including rent, property taxes and insurance, is approximately $14,100. We also lease office space in Japan, which costs approximately $1,750 per month. We believe that these facilities are adequate and suitable for their present requirements.

ITEM 3.     LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, but there is no current pending litigation to which we are a party.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq SmallCap Market under the symbol ARGN. The following table sets forth the high and low bid prices for our common stock as reported on The Nasdaq SmallCap Market for each quarterly period from January 1, 2002 through December 31, 2003. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2002
1st Quarter.	$3.85	$1.11
2nd Quarter	3.99	2.00
3rd Quarter	2.24	0.98
4th Quarter	2.99	1.05
2003
1st Quarter.	2.93	1.05
2nd Quarter	3.73	1.90
3rd Quarter	5.42	2.60
4th Quarter	5.58	3.75

As of March 1, 2004, there were approximately 120 holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). The closing bid price of our common stock on March 1, 2004 was $5.40. We have not paid any cash dividends since formation and we do not expect to pay any cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

	Year Ended December 31,
	(In thousands except per share data)
	1999	2000	2001	2002	2003
Product revenues	$336	$6,886	$6,447	$15,271	$29,042
Net loss	(7,575)	(11,274)	(7,691)	(6,306)	(1,415)
Net loss per basic and diluted share(1)	(8.29)	(3.43)	(1.66)	(0.64)	(0.12)
Accumulated deficit	(43,880)	(55,154)	(62,845)	(69,151)	(70,566)

	As of December 31,
	(In thousands)
	1999	2000	2001	2002	2003
Working capital (deficit)(2)	$1,481	$3,200	$(839)	$1,216	$4,122
Total assets	3,721	8,745	5,836	9,179	11,234
Long term obligations and redeemable preferred stock	8,278	5	1,694	1,450	1,250
Capitalized lease obligations	27	12	5	—	—

(1)	Numbers adjusted to give effect to the 1-for-5 reverse stock split that became effective on January 26, 1999. Our common stock began trading on The Nasdaq SmallCap Market on January 28, 1999.
(2)	Represents current assets less current liabilities.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this report.

Overview

We design, develop and market proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers (“OEM’s”). In 2003, we completed our fourth full year of producing and selling our Climate Control Seat™ (“CCS™”) product, which provides year-round comfort by providing both active heating and cooling to seat occupants. Since we started commercial production, we have shipped more than 870,000 units of our CCS product to seven customers: Johnson Controls, Inc., Bridgewater Interiors, LLC, Lear Corporation, NHK Spring Company, Ltd, Marubeni Vehicle Corporation, Intier Automotive and Hyundai Motor Company.

We operate as a supplier to the auto industry. Inherent in this market are costs and commitments well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to automotive manufacturers requiring the coordination and testing of proposed new components and sub-systems. Revenues from these expenditures may not be realized for two to three years as the manufacturers tend to group new components and enhancements into annual or every two to three year vehicle model introductions.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. These estimates and assumptions include, but are not limited to:

•	Warranty reserves;

•	Allowances for doubtful accounts; and

•	Inventory reserves.

Revenue Recognition

We recognize revenue when persuasive evidence of a sale exists. This evidence includes proof that delivery of product has occurred or services have been rendered, the price of the product delivered or service performed has been fixed or determined with the acceptance of a customer purchase order, and collection of the receivable for the product or service is reasonably assured.

Provision for estimated future cost of warranty for product delivered is recorded when revenue is recognized. While we believe our warranty reserve is adequate and that the judgment applied is appropriate, such estimates could differ materially from what will actually transpire in the future. The warranty policy is reviewed by management annually. Based on historical information available to the Company and no claims filed to date, the warranty accrual was adjusted to reflect management’s best estimate of future claims.

Income Taxes

Our income taxes are determined under guidelines prescribed by SFAS No. 109, “Accounting for Income Taxes.” Under the liability method specified by SFAS No. 109, our deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and State tax rates. A valuation allowance is provided for the portion of net deferred tax assets when we consider it more likely than not that the asset will not be realized. Because of our net losses generated since inception, we have not recognized any of this net deferred tax asset. It is possible, however, that we could be profitable in the future at levels which may cause us to conclude that it is more likely than not that we will realize all or a portion of our accumulated net losses. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset.

Results of Operations Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues.    Revenues were $29,042,000 in 2003 compared with revenues of $15,271,000 in 2002. This increase of $13,771,000, or 90%, was due to the increased demand for our CCS product as an option for an entire calendar year on the Lincoln Navigator, Ford Expedition, Lincoln Aviator, Lincoln LS, Lexus LS 430, Toyota Celsior and Infiniti Q45 and M45, and the addition of our CCS product as an option since June 2003 for the Mercury Monterey, Cadillac XLR, Cadillac DeVille, Cadillac Escalade ESV, Hyundai Equus and Nissan Cima vehicle lines. The year 2003 marked our fourth year as an operating company producing and selling a commercial product.

Product Costs.    Product costs increased from $11,983,000 in 2002 to $23,002,000 in 2003. This increase of $11,019,000, or 92%, was due principally to the increased shipments of our CCS product in the Lincoln Navigator, Ford Expedition, Lincoln Aviator, Lincoln LS, Lexus LS 430, Toyota Celsior and Infiniti Q45 and M45 and the commencement of shipments of our CCS product in the Mercury Monterey, Cadillac XLR, Cadillac DeVille, Cadillac Escalade ESV Hyundai Equus and Nissan Cima vehicles. The product margins for 2003 and 2002 were 20.8% and 21.5%, respectively. Product costs include tooling costs and related reimbursements; net reimbursements of $235,000 and $59,000 were recorded for 2003 and 2002, respectively.

Research and Development Expenses.    Research and development expenses decreased to $2,487,000 in 2003 from $3,910,000 in 2002. This $1,423,000, or 36%, decrease was due primarily to $1,147,000 of customer reimbursement for development efforts of our BSST subsidiary (see Note 17 of consolidated financial statements) and lower prototype costs associated with our next generation of CCS design. In 2002, BSST received no reimbursements for its development efforts.

We group development and prototype costs and related reimbursements in research and development. This is consistent with the accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in cost of sales.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased to $5,110,000 in 2003 compared with $5,553,000 in 2002, a $443,000 reduction. This reduction was in spite of a charge of $676,000 relating to warrants awarded to Ford Motor Company (see Note 6 of the consolidated financial statements). This increase was offset by decreases in outside consulting fees, employee recruiting, European and Japanese office expense, professional fees, the outsourcing of production for North American customers and the relocation of the corporate office from California to Michigan in 2002 versus 2003.

Interest and Other Income.    Interest income in 2003 decreased to nil from $20,000 in 2002 due to lower cash levels. We reduced interest expense to $69,000 in 2003 compared with $318,000 in 2002. The primary cause for this decrease was a non-cash interest charge of $252,000 in 2002 relating to the beneficial conversion feature of the 2001 bridge loan. Other income decreased primarily as a result of a decrease from $40,000 in 2002 to $2,000 in 2003 in the minority interest loss credited to operations. Amortization of $200,000 per year for 2003 and 2002, relating to a deferred manufacturing agreement liability (see Note 15 of the consolidated financial statements), was also included in other income.

Results of Operations Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.    Revenues were $15,271,000 in 2002 compared with revenues of $6,447,000 in 2001. This increase of $8,824,000, or 136%, was due principally to the commencement of shipments of our CCS product in the Ford Expedition and Lincoln Aviator SUV’s and the Lincoln LS and Infiniti Q45 luxury automobiles. The year 2002 marked our third year as an operating company producing and selling a commercial product. In 2002, we completed the outsourcing of our 1st generation production to a third party manufacturing plant in Mexico.

Product Costs.    Product costs increased from $5,600,000 in 2001 to $11,983,000 in 2002. This increase of $6,383,000, or 114%, was due principally to the commencement of shipments of our CCS product in the Ford Expedition and Lincoln Aviator SUV’s, and the Lincoln LS and Infiniti Q45 luxury automobiles. The product margins for 2002 and 2001 were 21.5% and 13.1%, respectively. We anticipate future product costs to increase in absolute dollars while decreasing as a percentage of revenue. Product costs include tooling costs and related reimbursements; net reimbursements of $59,000 and $203,000 were recorded for 2002 and 2001, respectively.

Research and Development Expenses.    Research and development expenses increased to $3,910,000 in 2002 from $3,836,000 in 2001. This $74,000 increase was caused by development expense associated with the next generation CCS product line and expenses incurred by our subsidiary, BSST LLC of $1,052,000 and $991,000 in 2002 and 2001, respectively.

We group development and prototype costs and related reimbursements in research and development. This is consistent with the accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in cost of sales.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $5,553,000 in 2002 compared with $4,548,000 in 2001. This $1,005,000, or 22%, increase was due to startup penalty costs associated with the outsourcing of production of CCS units of our North American customers to an assembly plant in Mexico and relocation of the corporate office from Irwindale, California to Dearborn, Michigan.

Interest and Other Income.    Net interest income in 2002 decreased to $20,000 due to lower cash levels. We also incurred interest expense of $318,000 in 2002 compared to $377,000 in 2001. The primary cause for this decrease was non-cash interest charges of $252,000 in 2002 and $338,000 in 2001 relating to the beneficial conversion feature of the 2001 bridge loan. We also incurred $55,000 and $37,000 in interest as a result of the bridge loan in 2002 and 2001, respectively. Due to the consolidation of financial statements with our then 90% owned subsidiary BSST LLC, we recognized a $19,000 and $40,000 adjustment to minority interest in 2001 and 2002, respectively (see Note 1 to the consolidated financial statements). Amortization of $200,000 and $150,000 for 2002 and 2001, respectively, relating to a deferred manufacturing agreement liability (see Note 15 of the consolidated financial statements), was also included in other income.

Liquidity and Capital Resources

As of December 31, 2003, the Company had net working capital of $4,122,000. We also had cash and cash equivalents of $844,000 at December 31, 2003. Our principal sources of operating capital have been the proceeds of our various financing transactions and CCS product revenues.

As of December 31, 2003, the Company’s cash and cash equivalents increased by $570,000 to $844,000 from $274,000 at December 31, 2002. Cash used in operating activities in 2003 amounted to $1,867,000, which was mainly attributable to the loss, net of depreciation, amortization and grants of warrants, stock award and options of $199,000 and the increase in operating assets and liabilities of $1,668,000. Cash used in investing activities in 2003 amounted to $600,000, which was mainly attributable to the purchase of tooling and equipment and disbursements for the filing and issuance of patents. Financing activities provided $3,037,000, primarily due to the completion of the June 2003 private placement, exercise of warrants, offset by repayment of bank financing.

On June 27, 2003, the Company issued 1,000,000 shares of common stock in a private placement to Ferrotec Corporation at $2.50 per share and issued an additional 250,000 shares of common stock at $2.00 per share as the result of the exercise of warrants held by Special Situations Funds, MicroCapital Fund and Roth Capital Partners. The proceeds from the June 27, 2003 transactions, net of issuance costs, were $2,935,000.

During the quarters ended September 30 and December 31, 2003, Roth Capital Partners and Big Beaver Investments LLC exercised additional warrants to purchase 354,300 shares at $2.00 per share and Westar Capital II LLC exercised a warrant to purchase 3,136 shares at $2.67 per share for an aggregate exercise price of $716,973.

BSST LLC was established in August 2000 by Dr. Lon E. Bell, the founder of Amerigon. BSST is engaged in a research and product development effort to improve the efficiency of thermoelectric devices. In September 2000, the Company entered into an option agreement with BSST to purchase a 90% interest in BSST for an aggregate of $2,000,000. The Company paid $150,000 to BSST for the option rights at that time. The original option agreement was amended to extend the termination date from January 31, 2001 to May 31, 2001, in exchange for additional option payments totaling $360,000. On May 31, 2001, the Company exercised its option by paying $400,000 to BSST. As of December 31, 2002, the Company had paid to BSST $2,000,000. The Company has, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year. Potential incentive and option agreements for BSST management could reduce Amerigon’s 90% ownership interest to 75% over time if all incentive targets are achieved and all of the options are awarded to members of BSST management.

The Company has incurred net losses of $1,415,000, $6,306,000 and $7,691,000 and has used cash in operating activities of $1,867,000, $6,942,000 and $6,696,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and had an accumulated deficit of $70,566,000 as of December 31, 2003. During the second half of 2003, the Company reached its break-even point and expects to continue to operate at a profit at the current sales volume.

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing. At December 31, 2003, the Company had cash and cash equivalents of $844,000 and net working capital of $4,122,000. Based on its current operating plan, management believes cash at December 31, 2003 along with proceeds from future revenues and borrowings from its accounts receivable-based financing are sufficient to meet operating needs through the end of 2004.

Warrants issued in conjunction with the 2002 Private Placement (the “2002 Warrants”) provide that, in the event the closing bid price of a share of common stock of the Company exceeds $4.00 for twenty consecutive trading sessions, the Company may call such warrants upon 30 days prior written notice at a redemption price equal to $0.01 per share of common stock then purchasable pursuant to such warrants. Notwithstanding the Company’s exercise of its call right described above, the holders of the 2002 Warrants may exercise such warrants prior to the end of such 30 day notice period at the exercise price per share of $2.00. In recognition of the voluntary exercise of a portion of the 2002 Warrants on June 27, 2003, Amerigon previously agreed to forbear exercising its call right described above until the end of a twelve-month period beginning on June 27, 2003. For twenty consecutive trading sessions ending September 10, 2003, the closing bid price of a share of common stock of the Company exceeded $4.00 per share. The Company has notified the holders of the 2002 Warrants of the Company’s intention to exercise its call rights on June 26, 2004. As of December 31, 2003, the number of warrants issued in conjunction with the 2002 Private Placement that remained outstanding was 2,972,690. Should the holders of the 2002 Warrants exercise all of such Warrants, the Company would receive aggregate proceeds of $5,945,380. Should the holders of the 2002 Warrants decline to exercise any of the outstanding 2002 Warrants prior to the end of the call notice period described above, the Company may redeem such warrants for an aggregate redemption price of $29,727.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”. This Interpretation requires a company to consolidate any variable interest entities for which that company has a controlling financial interest. This Interpretation also requires disclosures about the variable interest entities that the Company is not required to consolidate, but in which it has a significant variable interest. The Company is required to adopt the consolidation requirements of this Interpretation for variable interest entities created after January 31, 2003. The Company did not have any interest in variable interest entities as of December 31, 2003.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not have a financial impact as a result of this Statement.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company has adopted SFAS 150. There is, however, no financial impact to the 2003 fiscal year.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the registrant’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Tabular Disclosure of Contractual Obligations

As of December 31, 2003, the following amounts, aggregated by type of contract obligation, are known to come due in the periods stated:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Operating Lease Obligations	$1,203	$433	$770	—	—

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments in debt instruments of the U. S. government and in high-quality corporate issuers. As stated in our policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign country currencies and therefore are not presently subject to foreign exchange risk.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying value approximates fair value at December 31, 2003.

Marketable Securities	Carrying Value (in thousands)	Average Rate of Return at December 31, 2003 ( Annualized)
Cash equivalents	$800.62%

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited Quarterly Financial Data Schedule

For the Years Ended December 31, 2003 and 2002

(In thousands, except per share data)

	For the three months ended,
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net sales	$5,246	$5,644	$9,210	$8,942
Gross profit	1,074	1,398	1,797	1,771
Net (loss) income	(925)	(609)	(146)	265
Basic net (loss) income per share	$(0.09)	$(0.06)	$(0.01)	$0.02
Diluted net (loss) income per share	$(0.09)	$(0.06)	$(0.01)	$0.01

	For the three months ended,
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Net sales	$1,525	$2,832	$4,491	$6,423
Gross profit	151	676	997	1,464
Net loss	(2,099)	(1,655)	(1,411)	(1,141)
Basic and diluted net loss per share	$(0.30)	$(0.15)	$(0.13)	$(0.11)

The audited consolidated financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

As of December 31, 2003, we evaluated, under supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period pursuant to Exchange Act Rule 13a-14. Based upon, and as of the date of, that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Amerigon’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information contained under the captions entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Code of Ethics” in our definitive proxy statement to be filed with the SEC in connection with our 2004 Annual Meeting of Stockholders.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions entitled “Director Compensation,” “Executive Compensation,” “Executive Compensation Table,” “Compensation Committee Interlocks and Insider Participation,” “Option Grants in the Last Fiscal Year,” “Aggregate Options Exercised and Year-End Values,” “Report of the Compensation Committee on Executive Compensation” and “Performance Graph” in our definitive proxy statement to be filed with the SEC in connection with our 2004 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information contained under the captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement to be filed with the SEC in connection with our 2004 Annual Meeting of Shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption entitled “Certain Transactions” in our definitive proxy statement to be filed with the SEC in connection with our 2004 Annual Meeting of Stockholders.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

It is the Company’s Audit Committee’s policy and practice to review and approve in advance all services to be rendered by the independent auditor. Fees paid to the independent auditor for 2003 and 2002 (in thousands) were as follows:

	2003	2002
Audit	$129	$159
Tax	11	40
All other	—	10

	$140	$209

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of the Company and report of independent accountants are included in Item 8 of this Annual Report:

2.	Financial Statement Schedule.

The following Schedule to Financial Statements is included herein:

Schedule	II—Valuation and Qualifying Accounts.

3.	Exhibits.

The following exhibits are filed as a part of this report:

Exhibit Number	Description
3.1.1	Amended and Restated Articles of Incorporation filed with the California Secretary of State on April 23, 1993(9)

3.1.2	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 5, 1996(2)

3.1.3	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 26, 1999(6)

3.1.4	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on May 31, 2000(9)

3.1.5	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on June 13, 2002(15)

3.2.1	Certificate of Determination of Rights, Preferences and Privileges of the Series A Convertible Preferred Stock filed with the California Secretary of State on May 26, 1996(9)

3.2.2

Certificate of Amendment to Certificate of Determination of Rights, Preferences and Privileges of the Series A Convertible Preferred Stock filed with the California Secretary of State on August 22, 2000(9)

3.3	Amended and Restated Bylaws of the Company(2)

4.1	Form of Specimen Certificate of Company’s Common Stock(13)

4.2	Bridge Loan Warrant dated March 16, 2000(7)

4.3	Ford Warrant dated March 27, 2000(8)

Exhibit Number		Description
4.4		Second Amended and Restated Bridge Loan Warrant dated February 12, 2002 with Big Beaver Investments LLC(13)

4.5		Form of Warrant issued on February 25, 2002 to Special Situations Funds(13)

4.6		Form of Warrant issued on February 25, 2002 to MicroCapital Funds(13)

4.7		Warrant issued on February 25, 2002 to Big Beaver Investments LLC(13)

4.8		Placement Agent Warrant issued on February 25, 2002 to Roth Capital Partners LLC(13)

10.1	*	1993 Stock Option Plan, together with Form of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement(1)

10.2	*	Stock Option Agreement, effective May 13, 1993, between Lon E. Bell and Roy A. Anderson(3)

10.3	*	Form of Indemnity Agreement between the Company and each of its officers and directors(1)

10.4.1		Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(1)

10.4.2		Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(4)

10.5		Standard Lease dated January 1, 1998 between the Company and Dillingham Partners(4)

10.6		Securities Purchase Agreement dated March 29, 1999 by and among the Company, Westar Capital II LLC and Big Beaver Investments LLC(5)

10.7		Letter to Amerigon Incorporated Regarding Series A Preferred Stock(7)

10.8		Value Participation Agreement dated March 27, 2000 between the Company and Ford Motor Company(8)

10.9		Manufacturing and Supply Agreement with Ferrotec Corporation dated March 28, 2001(10)

10.10		Subscription Agreement with Ferrotec Corporation dated March 28, 2001(10)

10.11	*	Amended and Restated 1997 Stock Incentive Plan(10)

10.12		Assignment and Subscription Agreement dated September 4, 2000 between Dr. Lon E. Bell and BSST LLC(11)

10.13	*	Employment Agreement dated May 30, 2001 between Dr. Lon E. Bell and BSST LLC(11)

10.14.1		Option Agreement dated September 4, 2000 among the Company, BSST LLC and Dr. Lon E. Bell(11)

10.14.2		First Amendment dated January 29, 2001 to Option Agreement among the Company, BSST LLC and Dr. Lon E. Bell(11)

10.14.3		Second Amendment dated March 19, 2001 to Option Agreement among the Company, BSST LLC and Dr. Lon E. Bell(11)

10.14.4		Third Amendment dated September 20, 2001 to Option Agreement among the Company, BSST LLC and Dr. Lon E. Bell(12)

10.15	*	Revenue Sharing Agreement dated September 4, 2000 between BSST LLC and Dr. Lon E. Bell(11)

10.16		Amended and Restated Operating Agreement dated May 30, 2001(11)

10.17.1		Credit Agreement dated September 20, 2001 between the Company and Big Beaver Investments LLC(12)

10.17.2		First Amendment dated December 1, 2001 to Credit Agreement between the Company and Big Beaver Investments LLC(13)

Exhibit Number	Description
10.17.3	Security Agreement dated September 20, 2001 between the Company and Big Beaver Investments LLC(12)

10.17.4	Patent and Trademark Security Agreement dated September 20, 2001 between the Company and Big Beaver Investments LLC(12)

10.18	Purchase Agreement dated February 12, 2002 with Special Situation Funds(13)

10.19	Purchase Agreement dated February 12, 2002 with MicroCapital Funds(13)

10.20	Exchange Agreement dated February 12, 2002 with Big Beaver Investments LLC(13)

10.21	Form of Registration Rights Agreement dated February 25, 2002 with Special Situations Funds, MicroCapital Funds, and Big Beaver Investments LLC(13)

10.22*	Amended and Restated 1997 Stock Incentive Plan(14)

21	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File
No.	33-61702-LA, and incorporated by reference.
(2)	Previously filed as an exhibit to the Company Registration Statement on Form S-2, as amended, File
No.	333-17401, and incorporated by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 22, 1997 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, event date December 31, 1997, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, event date December 31, 1998, and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended
June	30, 1999, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended
March	31, 2000 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended
June	30, 2000 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended
March	31, 2001 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended
June	30, 2001 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Definitive Proxy Schedule on Schedule 14A, File
No.	000-21810 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference.

AMERIGON INCORPORATED

BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash & cash equivalents	$844	$274
Accounts receivable, less allowance of $55 and $54, respectively	5,882	4,530
Inventory	2,498	1,903
Prepaid expenses and other assets	224	565

Total current assets	9,448	7,272
Property and equipment, net	1,300	1,262
Deferred exclusivity fee	293	585
Patent costs, net of accumulated amortization of $4 and nil, respectively	193	60

Total assets	$11,234	$9,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,258	$4,296
Accrued liabilities	868	890
Bank loan payable	—	670
Deferred manufacturing agreement—current portion	200	200

Total current liabilities	5,326	6,056
Deferred manufacturing agreement—long term portion	1,250	1,450
Minority interest in subsidiary	19	2

Total liabilities	6,595	7,508

Shareholders’ equity:
Preferred Stock:
Series A—no par value; convertible; 9,000 shares authorized, 9,000 issued and outstanding at December 31, 2003 and 2002; liquidation preference of $11,520 at December 31, 2003 and $11,205 at December 31, 2002	8,267	8,267
Common Stock;
No par value; 30,000,000 shares authorized, 12,411,000 and 10,771,000 issued and outstanding at December 31, 2003 and 2002	46,758	43,051
Paid-in capital	20,180	19,504
Accumulated deficit	(70,566)	(69,151)

Total shareholders’ equity	4,639	1,671

Total liabilities and shareholders’ equity	$11,234	$9,179

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Product revenues	$29,042	$15,271	$6,447
Cost of sales	23,002	11,983	5,600

Gross margin	6,040	3,288	847
Operating costs and expenses:
Research and development	2,487	3,910	3,836
Selling, general and administrative	5,110	5,553	4,548
Gain on disposal of property and equipment	(3)	(7)	—

Total operating costs and expenses	7,594	9,456	8,384

Operating loss	(1,554)	(6,168)	(7,537)
Interest income	—	20	54
Interest expense	(69)	(318)	(377)
Other income	208	160	169

Net loss	(1,415)	(6,306)	(7,691)
Basic and diluted net loss per share:
Net loss	$(0.12)	$(0.64)	$(1.66)

Weighted average number of shares outstanding	11,472	9,859	4,629

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Preferred Stock	Common Stock		Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
		Shares	Amount
Balance at December 31, 2000	$8,267	4,428	$37,947	$14,689	$(1)	$(55,154)	$5,748
Unearned compensation relating to stock options granted	—	—	—	30	(21)	—	9
Issuance of Common Stock for cash, Ferrotec Agreement	—	200	1,000	—	—	—	1,000
Issuance of Common Stock for bonus awards	—	89	245	—	—	—	245
Beneficial conversion feature recorded in conjunction with Bridge Loan financing	—	—	—	226	—	—	226
Net Loss	—	—	—	—	—	(7,691)	(7,691)

Balance at December 31, 2001	8,267	4,717	39,192	14,945	(22)	(62,845)	(463)
Issuance of Common Stock for cash, net of cash expenses of $804	—	6,054	8,277	—	—	—	8,277
Fair valuation of warrants to purchase Common Stock in conjunction with the private financing	—	—	(4,418)	4,418	—	—	—
Beneficial conversion feature recorded in conjunction with Bridge Loan financing	—	—	—	136	—	—	136
Compensation relating to stock option granted	—	—	—	5	22	—	27
Net Loss	—	—	—	—	—	(6,306)	(6,306)

Balance at December 31, 2002	8,267	10,771	43,051	19,504	—	(69,151)	1,671
Issuance of Common Stock for cash, Ferrotec Agreement, net of cash expenses of $50	—	1,000	2,450	—	—	—	2,450
Exercise of warrants to purchase Common Stock for cash, net of cash expenses of $15	—	616	1,202	—	—	—	1,202
Exercise of Common Stock options for cash	—	24	55	—	—	—	55
Grant of warrant to purchase Common Stock in conjunction with Value Participation Agreement	—	—	—	676	—	—	676
Net Loss	—	—	—	—	—	(1,415)	(1,415)

Balance at December 31, 2003	$8,267	12,411	$46,758	$20,180	$—	$(70,566)	$4,639

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003		2002		2001
Operating Activities:
Net loss	$(1,415)		$(6,306)		$(7,691)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization Warrants granted pursuant to Value Participation Agreement	523 676		572 —		576 —
Amortization of debt discount	—		136		226
Deferred revenue	—		—		(170)
Provision for doubtful accounts	1		4		(5)
Gain from sale of assets	(3)		(7)		—
Options granted to BSST minority shareholder	19		—		—
Compensation from grant of non-employee stock options and warrants	—		27		9
Changes in operating assets and liabilities:
Accounts receivable	(1,353)		(3,266)		112
Inventory	(595)		(740)		315
Prepaid expenses and other assets	340		(180)		104
Accounts payable	(38)		2,850		70
Accrued liabilities	(22)		(32)		(242)

Net cash used in operating activities	(1,867)		(6,942)		(6,696)
Investing Activities:
Purchase of property and equipment Patent costs Proceeds from sale of property and equipment	(465 (136 3	) )	(544 (60 —	) )	(243 — —)
Other investing activities	(2)		(68)		44

Net cash used in investing activities	(600)		(672)		(199)
Financing Activities:
(Repayment of) proceeds from bank financing	(670)		670		—
Proceeds from deferred manufacturing agreement	—		—		2,000
Proceeds from sale of common stock, net of cash expenses	3,707		8,277		1,000
Repayment of capital lease	—		—		(5)
Net (repayment) proceeds from Bridge Financing	—		(2,011)		2,000

Net cash provided by financing activities	3,037		6,936		4,995

Net increase (decrease) in cash and cash equivalents	570		(678)		(1,900)
Cash and cash equivalents at beginning of period	274		952		2,852

Cash and cash equivalents at end of period	$844		$274		$952

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

Note 1 — The Company

The Company designs, develops and markets proprietary high technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2003, the Company completed its fourth consecutive year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 870,000 units of its CCS product through 2003 to seven customers, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Marubeni Vehicle Corporation (“Marubeni”), Intier Automotive (“Intier”) and Hyundai Motor Company (“Hyundai”).

In 2003, the Company launched a newly designed and more efficient version of its CCS that incorporates its new Micro Thermal Module™ (“MTM™”) technology. This new generation CCS system, which is based on the Company’s proprietary thermoelectric technology device (“TED”) is smaller, lighter, quieter and more versatile than its predecessor.

The Company was incorporated in California in 1991 and originally focused its efforts on developing electric vehicles and high technology automotive systems. Because the electric vehicle market did not develop as rapidly as anticipated, the Company is now focusing its efforts on its CCS product, its only commercial product, at present.

The Company has a 90% interest in BSST LLC (BSST”). BSST is engaged in a program to improve the efficiency of thermoelectric devices and to develop, market and distribute new products based on this technology.

Note 2 — Liquidity

The Company experienced negative cash flow from operations since our inception and has expended, and expects to continue to expend, substantial funds to continue our development and marketing efforts. The Company had negative cash flows from operations of $1,867,000 in 2003, $6,942,000 in 2002 and $6,696,000 in 2001. Based on our current operating plans, the Company believes that cash at December 31, 2003, along with proceeds from future revenues and borrowings from our $3 million accounts receivable-based financing, will be sufficient to meet operating needs for the foreseeable future. The actual funds that the Company will need to operate during this period will be determined by many factors, some of which are beyond its control. Lower than anticipated sales of the Company’s products or higher than anticipated expenses could require the Company to need additional financing sooner than expected.

Note 3 — Summary of Significant Accounting Policies and Basis of Presentation

Consolidation

The consolidated financial statements at December 31, 2003, reflect the consolidated financial position and consolidated operating results of the Company and, since June 1, 2001, BSST and Amerigon Asia Pacific Inc. Intercompany accounts have been eliminated in consolidation. The 10% of BSST not owned by the Company is reflected as minority interest. Had the acquisition of BSST occurred as of January 1, 2001, the pro forma consolidated net loss for the year ended December 31, 2001, would not have been significantly different.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents.

Disclosures About Fair Value of Financial Instruments

The carrying amount of all financial instruments, comprising cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and bank loans, approximates fair value because of the short maturities of these instruments.

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

Accrued Warranty Costs

The Company recognizes an estimated cost associated with its standard warranty on CCS products at the time of sale. The amount recognized is based on estimates of future failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	December 31,
	2003	2002
Balance at beginning of year	$72	$118
Change in estimate	—	(46)
Expense	73	—

	$145	$72

Concentration of Credit Risk

Financial instruments, which subject the Company to concentration of credit risk, consist primarily of cash equivalents and accounts receivable. Cash equivalents are invested in a money market fund managed by a major U.S. financial services company and the credit risk is considered limited. Credit risk associated with accounts receivable is limited by the large size and creditworthiness of the Company’s commercial customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and generally does not require collateral. As of December 31, 2003, Bridgewater, JCI, NHK, Visteon and Lear comprised 37%, 20%, 14%, 12% and 10%, respectively, of the Company’s accounts receivable balance. These accounts are currently in good standing.

Inventory

Inventory is valued at the lower of cost (the first-in, first-out basis), or market.

Deferred Exclusivity Fee

The deferred exclusivity fee created by the 108,345 warrants initially granted to Ford relating to the Value Participation Agreement (the “VPA”) is being amortized on a straight line basis through December 31, 2004. This expense is recorded as a selling expense.

Deferred Manufacturing Agreement

The Manufacturing and Supply Agreement created by the $2 million investment by Ferrotec Corporation (Note 15) is amortized on a straight line basis through April 2011. This amortization is reported as other income.

Property and Equipment

Property and equipment, including additions and improvements, are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as operating income or expense. Long-lived assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the related carrying amount might not be recoverable. Management does not believe that there are any material impairments at December 31, 2003.

Depreciation and amortization are computed using the straight-line method. The estimated useful lives of the Company’s property and equipment are as follows:

Useful Life
Description of property and equipment:
Equipment	5 years
Computer equipment	1 to 3 years
Leasehold improvements	Shorter of estimated life or term of lease
Production tooling	Estimated life of tool (2 to 5 years)
Patents	Estimated life of patent (up to 20 years)

Patent fees capitalized are comprised of legal fees and filing fees associated with the application for patents.

Product Revenues

The Company recognizes revenue and cost of goods sold when persuasive evidence of an arrangement exists including:

•	Shipment and delivery of the product to the customer;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectibility is reasonably assured.

Provision for estimated future cost of warranty is recorded when revenue is recognized.

Customer Owned Tooling

Costs for tooling developed for and owned by the Company’s customers, net of reimbursements, are included in product costs. Net tooling reimbursements for 2003, 2002 and 2001 were (in thousands):

	Years ended December 31,
	2003	2002	2001
Net tooling reimbursement	$235	$59	$203

Research and Development Expenses

Research and development activities are expensed as incurred. The Company groups development and prototype costs and related reimbursements in research and development. Development and prototype costs for 2003, 2002 and 2001 were (in thousands):

	Years ended December 31,
	2003	2002	2001
Research, development and prototype cost	$3,634	$3,910	$3,836
Reimbursed research, development and prototype costs	(1,147)	—	—

Net research, development and prototype costs	$2,487	$3,910	$3,836

Accounting for Stock-Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Net loss
Net loss, as reported	$(1,415)	$(6,306)	$(7,691)
Total stock based compensation expense determined under fair value based method for all awards	(194)	(564)	(887)

Pro forma	$(1,609)	$(6,870)	$(8,578)

Basic and diluted loss per share
Net loss, as reported	$(0.12)	$(0.64)	$(1.66)
Total stock based compensation expense determined under fair value based method for all awards	(0.02)	(0.05)	(0.20)

Pro forma	$(0.14)	$(0.69)	$(1.86)

Income Taxes

Income taxes are determined under guidelines prescribed by SFAS No. 109, “Accounting for Income Taxes.” Under the liability method specified by SFAS 109, deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and State tax rates. A valuation allowance is provided for the net deferred tax assets when management considers it more likely than not that the asset will not be realized.

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

Because their effects are anti-dilutive, net losses per share for the years ended December 31, 2003, 2002 and 2001 do not include the effect of:

	December 31,
	2003	2002	2001
Stock options outstanding for:
1993 and 1997 Stock Option Plans	1,054,781	997,454	830,622
Shares of Common Stock issuable upon the exercise of warrants	3,799,363	4,444,299	4,681,447
Shares of Common Stock issuable upon the exercise of an option for Unit Purchase Options granted to underwriter	—	—	190,400
Common Stock issuable upon the conversion of Series A Preferred Stock	5,373,134	5,373,134	5,373,134

Total	10,227,278	10,814,887	11,075,603

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”. This Interpretation requires a company to consolidate any variable interest entities for which that company has a controlling financial interest. This Interpretation also requires disclosures about the variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The Company is required to adopt the consolidation requirements of this Interpretation for variable interest entities created after January 31, 2003. The Company did not have any interest in variable interest entities as of December 31, 2003.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company did not have a financial impact as a result of this Statement.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company has adopted SFAS 150. There is, however, no financial impact to the 2003 fiscal year.

Note 4 — Details of Certain Financial Statement Components (in thousands)

	December 31,
	2003	2002
Inventory:
Raw material	$1,960	$1,562
Work in process	—	15
Finished goods	538	326

	$2,498	$1,903

Prepaid Expenses and Other Assets:
Deposits vendors	$86	$38
Other receivable vendors	—	426
Prepaid insurance	138	101

	$224	$565

Property and Equipment:
Equipment	$1,799	$2,020
Computer equipment	250	783
Leasehold improvements	278	350
Production tooling	1,545	1,211

	3,872	4,364
Less: accumulated depreciation and amortization	(2,572)	(3,102)

	$1,300	$1,262

Accrued liabilities:
Accrued salaries	$137	$240
Accrued vacation	209	157
Other accrued liabilities	522	493

	$868	$890

Note 5 — Income Taxes

There are no assets or liabilities for income taxes, or income tax expense included in the financial statements because the Company has losses since inception for both book and tax purposes. The deferred tax assets and related valuation allowance were comprised of the following at December 31 (in thousands):

	December 31,
	2003	2002	2001
Deferred tax assets:
Net operating loss	$21,293	$21,645	$19,928
Credits	1,876	1,703	1,512
Depreciation	368	345	343
Deferred revenue	773	932	933
Other	1,069	301	375

	25,379	24,926	23,091
Less: valuation allowance	(25,379)	(24,926)	(23,091)

Net deferred tax asset	—	—	—

Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion that the Company’s deferred tax assets at December 31, 2003 require a full valuation allowance.

A reconciliation between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2003 is as follows:

	December 31,
	2003	2002	2001
Statutory Federal income tax rate	(34.0%)	(34.0%)	(34.0%)
Increase (decrease) in taxes resulting from:
State tax, net of federal benefit	(5.8%)	(5.6%)	(5.8%)
Nondeductible expenses	—	—	0.1%
Change in valuation allowance	39.8%	39.6%	39.7%

Effective rate	—%	—%	—%

Because of the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss and research credit carryforwards is subject to annual limitation against income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future tax liabilities. The Company has Federal Net Operating Loss (NOL) carryforwards of approximately $60,803,000 at December 31, 2003, which expire between 2009 and 2023. Approximately $35,556,000 of these NOLs were incurred prior to the June 8, 1999 Preferred Financing (Note 9), which qualified as a change in ownership under the Internal Revenue Code. The change in ownership limits the amount of the NOL which may be used to approximately $591,000 per year. The NOL incurred after the change in ownership, totaling approximately $25,247,000, may also be subject to an annual limitation under Section 382 of the Internal Revenue Code to the extent of certain future ownership changes.

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

As part of the VPA, the Company granted to Ford warrants exercisable for Common Stock. A warrant for the right to purchase 82,197 shares of Common Stock at an exercise price of $2.75 per share was issued and fully vested on March 27, 2000. The fair value of the warrant of $1,148,000 was determined using the Black-Scholes valuation model and was recorded as a deferred exclusivity fee on the balance sheet. In addition, Ford received an additional fully vested warrant to purchase 26,148 shares of Common Stock at an exercise price of $2.75 per share due to a one time anti-dilution provision of the VPA that was triggered by the Company’s Private Placement in June 2000. The fair value of the additional warrant of $220,000 was determined using the Black-Scholes model and has been accounted for in the same manner as the deferred exclusivity fee. This fee is being amortized on a straight-line basis from April 2000 to December 2004, the initial term of the Agreement. Amortization of $293,000, $293,000 and $293,000 were recorded as selling, general and administrative expense in 2003, 2002 and 2001, respectively. If Ford achieves all of the incentive levels required under the VPA, warrants will be granted and vested for an additional 866,760 shares of Common Stock (including the 216,690 shares earned in 2003). The Ford warrants contain a cashless exercise provision, which allows Ford to exercise their warrants and receive a number of shares equal in value to the difference between the then market price of the Common Stock and the exercise price of the warrant, multiplied by the number of warrant shares being exercised.

On December 10, 2003, Ford earned an additional warrant for 216,690 shares of Common Stock at an exercise price of $5.75. The fair value of the warrant of $676,000 was determined using the Black-Scholes valuation model. This non-cash charge was recorded as a selling expense. The warrant will have an expiration date five years from the date of issuance.

Note 7 — Financing

2003 Bank Revolving Credit Line

On December 29, 2003, the Company extended its existing accounts receivable-based credit line with Comerica Bank to fund future working capital requirements. This loan is a $3,000,000 Revolving Credit Line with the debt not to exceed the lesser of the Revolving Credit or the Borrowing Formula (80% of eligible accounts receivable up to 90 days from invoice date). At December 31, 2003, $3,000,000 was available and unused under the Credit Line. The Credit Line bears interest of Comerica Bank’s prime rate (4.00% at December 31, 2003) plus .50%, which is accrued and charged monthly, with a term of eighteen months from the date of closing. The Credit Line is secured by all of the Company’s assets and expires on June 30, 2005. During 2002 proceeds from the credit line were used to repay the $1,000,000 2002 Bridge Loan from Big Beaver Investments LLC (“Big Beaver” and one of the two holders of the Company’s preferred stock).

Note 8 — Private Placement

On February 25, 2002, the Company completed a private placement (the “Private Placement”) of 6,053,970 shares of common stock (“Common Stock”) (of which 1,720,602 shares were given to Big Beaver in exchange for the extinguishment of the 2001 Bridge Loan) and warrants to purchase 3,026,985 shares of Common Stock (of which 860,301 shares relate to the 2001 Bridge Loan) to selected institutional and accredited investors and Big Beaver, resulting in total proceeds of $9,080,955 (of which $2,580,903 relates to the exchange of the 2001 Bridge Loan), less issuance costs of $804,000. As a partial compensation for service rendered in the Private Placement, Roth Capital Partners, LLC, was granted a warrant to purchase up to 550,005 shares of the Company’s Common Stock at $2.00 per share. The value of such warrant of $985,000 is recorded as a non-cash offering cost charged to paid-in-capital. The warrants issued in the private placement have an exercise price of $2.00 per share and expire on February 25, 2007. We filed a registration statement relating to the resale of the securities offered in the private placement with the Securities and Exchange Commission on March 25, 2002, and the registration statement was declared effective on April 3, 2002. Upon completion of the Private Placement the number of shares of Common Stock issuable upon exercise and the exercise price of the warrant issued in connection with a bridge loan in 2000 between the Company and Big Star Investments LLC were adjusted to 166,667 and $1.50, respectively.

On June 27, 2003, the Company entered into a Subscription Agreement with Ferrotec Corporation, whereby Ferrotec purchased 1,000,000 shares of unregistered Common Stock at $2.50 per share. The Subscription Agreement grants Ferrotec demand registration rights beginning one year from the closing of the Subscription Agreement and piggy-back registration rights if the Company proposed to register any securities before then. The Company received a $2,500,000 payment in exchange for the shares on June 27, 2003, less issuance costs. In connection with the 2003 private placement a partial exercise of warrants issued in the 2002 Private Placement occurred. Special Situations Funds, MicroCapital Fund and Roth Capital Partners participated in the transaction. The three participants exercised warrants to purchase 250,000 shares at $2.00 per share for an aggregate exercise price of $500,000. The proceeds of the June 27, 2003 private placement and warrant exercise, net of issuance costs, were $2,935,000.

Note 9 — Convertible Preferred Stock

Under the terms of the Preferred Financing, on June 8, 1999, the Company issued 9,000 shares of Series A Preferred Stock and warrants to purchase, as adjusted, up to 1,644,664 shares of Common Stock (Note 10) in exchange for $9,001,000. Costs in connection with the financing were $734,000, resulting in net proceeds of $8,267,000. The Series A Preferred Stock is convertible into 5,373,134 shares of Common Stock.

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

Liquidation Preference

Upon liquidation, dissolution or winding up of Amerigon, each share of Series A Redeemable and Convertible Preferred Stock is entitled to a liquidation preference of $1,000 plus 7% of the original issue price ($1,000) annually for up to four years after issuance plus any declared but unpaid dividends in priority to any distribution to the Common Stock, which will receive the remaining assets of Amerigon. As of December 31, 2003, the liquidation preference was $11,520,000.

Redemption

On or after January 1, 2003, if the closing price of the Common Stock for the past 60 days has been at least four times the then Conversion Price ($1.675 per share at December 31, 2002), Amerigon may redeem the Series A Redeemable and Convertible Preferred Stock for an amount equal to the Series A Redemption Price, which was $11,520,000 at December 31, 2003.

Note 10 — Common Stock

On May 24, 2000, the shareholders approved the elimination of the Class B Common Stock and the renaming of the Class A Common Stock to “Common Stock”.

In conjunction with the 1997 public offering, fees to the underwriter included an option until February 12, 2002, to purchase 1,700 Units (the “Unit Purchase Option”) at $1,493.50 each. Each unit consists of 56 shares of Common Stock and 56 Class A Warrants. On February 12, 2002, these Unit Purchase Options expired.

Note 11 — Stock Warrants

The following table lists the stock warrants outstanding at December 31, 2003 and 2002. All such warrants are vested and exercisable except the contingent warrants.

Issued in connection with:	2003	2002	Exercise Price	Expiration
Preferred Financing contingent warrants	30,074	33,210	Various	2002 thru 2007
1998 Financial Advisor warrants	5,000	25,000	$5.30	March 2004
1999 Financial Advisor warrants	2,500	20,000	$2.67	June 2004
Ford VPA agreement	108,345	108,345	$2.75	March 2007
2000 Bridge Loan	166,667	166,667	$1.50	March 2005
2000 Placement Agent warrants	188,000	188,000	$5.00	June 2005
2001 Bridge Loan	326,087	326,087	$1.15	December 2006
2002 Private Placement	2,972,690	3,576,990	$2.00	February 2007

Total	3,799,363	4,444,299

The above excludes warrants for 216,690 shares of Common Stock earned by Ford under the VPA but not yet issued by the Company. Warrants for 644,936 shares of Common Stock were exercised during 2003 of which 37,500 were cashless exercises.

Note 12 — Stock Options

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

The Plans, which expire in April 2007 and 2003, respectively, are administered by the Board of Directors or a stock option committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions are determined by the Board of Directors at its sole discretion, in order to attract and retain personnel instrumental to the success of the Company. Incentive stock options granted under both Plans are exercisable for a period of up to ten years from the date of grant at an exercise price, which is not less than the fair market value of the Common Stock on the date of the grant.

Options granted generally vest 20% per year over five years and expire after ten years. Option vesting may be accelerated at the discretion of the Board of Directors.

The following table summarizes stock option activity:

	Shares Available For Grant	1997 and 1993 Stock Option Plans
		Number of Options Outstanding		Weighted Average Exercise Price
Outstanding at December 31, 2000	505,334	921,447		$8.15
Granted	(99,000)	99,000		1.73
Expired	(17,000)	—		—
Canceled	189,826	(189,826)		5.60

Outstanding at December 31, 2001	579,158	830,621		$4.05

Authorized	500,000	—		—
Granted	(415,000)	415,000		1.87
Expired	(6,667)	—		—
Canceled	248,167	(248,167)		6.37

Outstanding at December 31, 2002	905,659	997,454		$2.66

Granted	(105,000)	105,000		2.37
Exercised	—	(24,000	)0	4.50
Canceled	20,449	(23,673)		3.53

Outstanding at December 31, 2003	821,108	1,054,781		$2.60

Of 105,000 shares of Common Stock granted in 2003, options for 27,000 shares of Common Stock were issued as compensation to Mr. Oscar B. Marx for his services as chief executive officer of the Company.

The following table summarizes information concerning currently outstanding and exercisable stock options for the 1993 and 1997 Stock Option Plans as of December 31, 2003:

	Options Outstanding at December 31, 2003			Options Exercisable at December 31, 2003
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Vested and Exercisable	Weighted- Average Exercise Price
$1.05— 1.51	286,000	8.48	$1.36	203,000	$1.31
1.55— 3.04	286,000	8.58	2.36	253,000	2.32
3.06— 3.31	398,000	5.48	3.06	398,900	3.06
3.45—14.09	90,105	5.82	5.32	76,931	5.49

	1,054,781			931,831

The fair value of each stock option grant has been estimated pursuant to SFAS No. 123 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	1993 and 1997 Stock Option plans
	2003	2002	2001
Risk-free interest rates	3.90%	1.12%	6.75%
Expected dividend yield	none	none	none
Expected lives	10.0 yrs.	10.0 yrs.	10.0 yrs.
Expected volatility	96%	96%	96%

The weighted average grant date fair values of options granted under the 1993 and 1997 Stock Option Plan during 2003, 2002 and 2001 were $2.06, $1.85 and $1.36, respectively.

Note 13 — Supplemental Disclosure of Cash Flow Information and Non-Cash Activity

Significant non-cash items:

	Years ended December 31,
	2003	2002	2001
Issuance of warrants to underwriter of private placement	—	985	—
Exchange of bridge note payable for common stock	—	2,581	—
Issuance of stock options to non-employees	—	27	3
Issuance of common stock for bonus awards	—	—	245

Cash paid for interest in 2003, 2002 and 2001 were $69,000, $11,000 and $2,000, respectively.

Note 14 — Licenses

In 1992, the Company obtained the worldwide license to manufacture and sell technology for a CCS product to individual automotive OEMs. Under the terms of the license agreement, royalties are payable based on cumulative net sales and do not require minimum payments. The Company has recorded royalty expense under this license agreement of $530,000, $304,000 and $129,000 in 2003, 2002 and 2001, respectively. These royalties are recorded as cost of goods sold.

Note 15 — Commitments

The Company leases its corporate offices in Dearborn, Michigan from the Ford Motor Land Development Corporation. The lease agreement expires on June 30, 2007, and requires the Company to pay $16,800 per month. The Company leases its technical facility in Irwindale, California from Irwindale Properties LLC. The lease agreement expires on February 28, 2006, and requires the Company to pay $14,100 per month. The Company also leases certain equipment under operating leases, which expire at various times through 2007. Rent expense under all of the Company’s operating leases was $463,000, $465,000 and $476,000 for 2003, 2002 and 2001, respectively. Future minimum lease payments under all operating leases are $433,000, $417,000, $243,000 and $110,000 in 2004, 2005, 2006 and 2007, respectively, and nil thereafter.

On March 28, 2001, the Company entered into a Manufacturing and Supply Agreement (the “Agreement”) with Ferrotec Corporation (“Ferrotec”), a Tokyo-based manufacturer. The Agreement grants to Ferrotec the exclusive right to manufacture CCS units in certain countries primarily located in the Far East (the “Territory”) for ultimate distribution by Amerigon to its customers within the Territory. The Territory includes Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the Agreement began April 1, 2001 and expires on April 1, 2011. The $2,000,000 fee paid by Ferrotec to the Company in connection with the Agreement has been recorded as a deferred manufacturing agreement liability on the condensed consolidated financial statements and is being amortized as other income on a straight-line basis over the term of the Agreement at a rate of $200,000 a year. Ferrotec also entered into a Subscription Agreement with the Company, whereby Ferrotec purchased 200,000 shares of unregistered Common Stock at $5.00 per share. The Subscription Agreement granted Ferrotec demand registration rights beginning one year from the closing of the Subscription Agreement. The Company received the $2,000,000 and $1,000,000 payments under the two Agreements in April 2001.

On June 27, 2003, the Company entered into a Subscription Agreement with Ferrotec Corporation, whereby Ferrotec purchased 1,000,000 shares of unregistered Common Stock at $2.50 per share. The Subscription Agreement granted Ferrotec demand registration rights beginning one year from the closing of the Subscription Agreement and piggy-back registration rights if the Company registered any securities before then. The Company received a $2,500,000 payment in exchange for the shares on June 27, 2003, less issuance costs (Note 8).

Note 16 — Related Party Transactions

Outsourcing of Production

The Company has outsourced production of its CCS product for its North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc. an affiliate of the managing member of Big Beaver Investments, LLC (one of the three major shareholders). In addition to the assembly labor operation, the Company purchases various injection molded components from Millennium. Purchases of labor services and components were $2,295,000 and $595,000 for 2003 and 2002, respectively. The accounts payable balances due to Millennium were $329,000 and $243,000 for 2003 and 2002, respectively.

The Company purchases thermoelectric devices from and has outsourced a portion of its production to Ferrotec Corporation (“Ferrotec”). With the completion of the 2003 Private Placement (Note 7), Ferrotec’s cumulative holdings are 1,200,000 shares of common stock. Purchases of labor services and components were $7,071,000 and $2,928,000 for 2003 and 2002, respectively. The accounts payable balances due to Ferrotec were $1,160,000 and $1,062,000 for 2003 and 2002, respectively.

Lease of Building in Irwindale, California

The Company leases its current facility in Irwindale, California. Until December 11, 2003 this property was owned by a partnership controlled by Dr. Bell, the founder and Vice Chairman of the Company. During 2003, the Company paid Dr. Bell’s partnership $192,000 in rent at fair market. Effective December 11, 2003, the ownership of the property was transferred to Irwindale Properties, LLC, an unrelated party.

Note 17 — Segment Reporting

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

The Company’s reportable segments are as follows:

•	Climate Control Seats (CCS) — variable temperature seat climate control system designed to improve the temperature comfort of automobile passengers.

•	BSST LLC (BSST) — a subsidiary engaged in a research and development effort to improve the efficiency of thermoelectric devices and to develop, market and distribute products based on this new technology.

The table below presents information about the reported revenues and operating loss of Amerigon for the years ended December 31, 2003, 2002 and 2001 (in thousands). Asset information by reportable segment is not reported, since management does not produce such information.

	CCS	BSST(1)	Reconciling Items		As Reported
2003
Revenue	$29,042	$—	$—		$29,042
Operating loss	3,674	(121)	(5,107	)(2)	(1,554)
2002
Revenue	$15,271	$—	$—		$15,271
Operating loss	430	(1,052)	(5,546	)(2)	(6,168)
2001
Revenue	$6,447	$—	$—		$6,447
Operating loss	(1,998)	(991)	(4,548	)(2)	(7,537)

(1)	BSST LLC is a subsidiary of the Company. BSST’s operating loss for the year ended 2003 is net of $1,147,000 of reimbursement for developmental expense.
(2)	Represents selling, general and administrative costs of $5,058,000, $5,344,000 and $4,330,000, respectively, and depreciation expense of $52,000, $209,000 and $218,000, respectively, for years ended December 31, 2003, 2002 and 2001.

Revenue information by geographic area (in thousands):

	2003	2002	2001
North America	$23,179	$10,345	$2,868
Asia	5,863	4,926	3,579

Total Revenues	$29,042	$15,271	$6,447

In 2003, four customers, three domestic (JCI, Bridgewater and Lear) and one foreign (NHK), represented 43%, 25%, 10% and 14%, respectively, of the Company’s sales. In 2002, two customers, one domestic (JCI) and one foreign (NHK) represented 56% and 29%, respectively, of the Company’s sales. In 2001, two customers, one domestic (JCI) and one foreign (NHK) represented 43% and 56%, respectively, of the Company’s sales.

AMERIGON INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2001	55	—	—	(5)	50
Year Ended December 31, 2002	50	4	—	—	54
Year Ended December 31, 2003	54	14	—	(13)	55

Allowance for Deferred Income Tax Assets
Year Ended December 31, 2001	20,337	2,754	—	—	23,091
Year Ended December 31, 2002	23,091	1,835	—	—	24,926
Year Ended December 31, 2003	24,926	453	—	—	25,379

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Amerigon Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the consolidated financial position of Amerigon Incorporated and its subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

March 4, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGON INCORPORATED

By:	/s/ DANIEL R. COKER

Daniel R. Coker
Chief Executive Officer
March 26, 2004
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Daniel R. Coker and William Wills, or any of them, as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Capacity	Date

/s/ DANIEL R. COKER DANIEL R. COKER	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2004

/s/ WILLIAM J. WILLS WILLIAM J. WILLS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2004

/s/ OSCAR B. MARX III OSCAR B. MARX III	Director	March 26, 2004

/s/ LON E. BELL LON E. BELL	Director	March 26, 2004

/s/ FRANCOIS J. CASTAING FRANCOIS J. CASTAING	Director	March 26, 2004

/s/ JOHN W. CLARK JOHN W. CLARK	Director	March 26, 2004

/s/ PAUL OSTER PAUL OSTER	Director	March 26, 2004

/s/ JAMES J. PAULSEN JAMES J. PAULSEN	Director	March 26, 2004