Form 10QSB
period 2004-03-31
AMERIGON INC
filed 2004-05-10
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 0 - 21810

AMERIGON INCORPORATED

(Exact name of small business issuer as specified in its charter)

California	95-4318554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Town Center Dr., Ste. 200, Dearborn, MI	48126-2716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (313) 336-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At April 29, 2004, the registrant had 12,717,776 shares of Common Stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

(1)

AMERIGON INCORPORATED

(2)

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$2,456	$844
Accounts receivable less allowance of $56 and $55, respectively	5,350	5,882
Inventory	1,692	2,498
Prepaid expenses and other assets	138	224

Total current assets	9,636	9,448
Property and equipment, net	1,229	1,300
Deferred exclusivity fee	219	293
Patent costs, net of accumulated amortization of $5 and $4, respectively	192	193

Total assets	$11,276	$11,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,966	$4,258
Accrued liabilities	906	868
Bank loan payable	—	—
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	5,072	5,326
Deferred manufacturing agreement – long term portion	1,200	1,250
Minority interest in subsidiary	19	19

Total liabilities	6,291	6,595

Shareholders’ equity:
Preferred stock:
Series A – no par value; convertible; 9,000 shares authorized, 9,000 issued and outstanding at March 31, 2004 and December 31, 2003; liquidation preference of $11,520 at March 31, 2004 and December 31, 2003	8,267	8,267
Common stock;
No par value; 30,000,000 shares authorized, 12,425,000 and 12,411,000 issued and outstanding at March 31, 2004 and December 31, 2003	46,803	46,758
Paid-in capital	20,180	20,180
Accumulated deficit	(70,265)	(70,566)

Total shareholders’ equity	4,985	4,639

Total liabilities and shareholders’ equity	$11,276	$11,234

See accompanying notes to the condensed consolidated financial statements

(3)

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Product revenues	$8,961	$5,246
Cost of sales	6,873	4,171

Gross margin	2,088	1,075
Operating costs and expenses:
Research and development	622	945
Selling, general and administrative	1,216	1,084

Total operating costs and expenses	1,838	2,029
Operating Income (loss)	250	(954)

Interest income	1	—
Interest expense	—	(23)
Other income	50	52

Net income (loss)	$301	$(925)

Basic net income (loss) per share	$.02	$(0.09)

Diluted net income (loss) per share	$.01	$(0.09)

Weighted average number of shares outstanding	12,420	10,771

Weighted average number of fully diluted shares	20,453	10,771

See accompanying notes to the condensed consolidated financial statements

(4)

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net income (loss)	$301	$(925)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	182	125
Change in operating assets and liabilities:
Accounts receivable	532	942
Inventory	806	(394)
Prepaid expenses and other assets	86	165
Accounts payable	(292)	(622)
Accrued liabilities	38	104

Net cash provided by (used in) operating activities	1,653	(605)

Investing Activities:
Purchase of property and equipment	(86)	(225)
Other investing activities	—	(2)

Net cash used in investing activities	(86)	(227)

Financing Activities:
Proceeds from bank financing	—	894
Proceeds from issuance of common stock	45	—

Net cash provided by financing activities	45	894

Net increase in cash and cash equivalents	1,612	62
Cash and cash equivalents at beginning of period	844	274

Cash and cash equivalents at end of period	$2,456	$336

See accompanying notes to condensed consolidated financial statements

(5)

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops and markets proprietary high technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2003, the Company completed its fourth consecutive year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 1,000,000 units of its CCS product through March 2004 to seven customers, Johnson Controls, Inc., Lear Corporation, Bridgewater Interiors, LLC, NHK Spring Company, Ltd., Marubeni Vehicle Corporation, Intier Automotive and Hyundai Motor Company.

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

Note 2 – Basis of Presentation and Summary of Certain Accounting Policies

The accompanying condensed consolidated financial statements as of March 31, 2004, reflect the consolidated financial position and consolidated operating results of the Company, BSST and Amerigon Asia Pacific Inc. Intercompany accounts have been eliminated in consolidation. These financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the operating results for the full year.

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering, as well as other equity and debt financing. At March 31, 2004, the Company had cash and cash equivalents of $2,456,000 and working capital of $4,564,000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

Note 3 – Inventory / Outsourcing of Production / Related Party Transaction

Details of inventory by category, in thousands:

	March 31, 2004	December 31, 2003
Raw Material	$1,486	$1,960
Finished Goods	206	538

Total Inventory	$1,692	$2,498

The Company has outsourced production of the CCS product for its North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., an affiliate of the managing member of Big Beaver Investments LLC (one of the Company’s three major shareholders). In addition to the assembly labor operation, the Company purchases various injection molded components from Millennium. As

(6)

of March 31, 2004, the components held at this supplier’s plant are reported as raw material inventory. Completed CCS systems held at the supplier’s plant before shipment to the customer are reported as finished goods inventory. For the quarter ended March 31, 2004, purchases from this supplier totaled $685,000 with an accounts payable balance of $488,000 as of this date.

In June 2003, the Company began shipping a new generation of the CCS product from a second contract manufacturer, Ferrotec Corporation (“Ferrotec”) located in Shanghai, China. Ferrotec procures the inventory, produces the CCS unit and ships directly to the Company’s customers. Upon delivery to the customer, the Company is billed for the completed units and the Company invoices its customers. The Company records no raw or finished goods inventory for production coming out of Ferrotec’s China facility. In addition, The Company purchases thermoelectric devices from Ferrotec. For the quarter ended March 31, 2004, purchases from this supplier totaled $1,952,000 with an accounts payable balance of $1,217,000 as of this date. Ferrotec has cumulative holdings of 1,200,000 shares of the Company’s common stock as of March 31, 2004.

Note 4 – Net Income (Loss) per Share

For the three months ended March 31, 2004, the Company’s basic earnings per share (“EPS”) calculations are based upon the weighted average number of shares of Common Stock outstanding. The Company’s fully dilutive earnings per share give effect to all dilutive potential common shares outstanding during a period. In computing the diluted earnings per share, the treasury stock method is used in determing the number of shares assumed to be purchased from the conversion of Common Stock equivalents. The following summarizes the shares included in the dilutive shares as disclosed on the face of the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2004	2003
Weighted average of shares for calculation of basic EPS
Stock options outstanding for:	12,419,882	10,771,230
1993 and 1997 Stock Option Plans (1)	511,138	—
Shares of Common Stock issuable upon the exercise of warrants (1)	2,149,155	—
Common Stock issuable upon the conversion of Series A Preferred Stock	5,373,134	—

Weighted average of shares for calculation of fully diluted EPS	20,453,309	10,771,230

(1)	Stock options for 22,500 shares of Common Stock and warrants for 404,690 shares of Common Stock are excluded from the fully diluted EPS calculation. Since the related exercise prices are greater than the average Common Stock share price for the three months ended March 31, 2003, these potential dilutive options and warrants are excluded under the treasury stock method.

For the three months ended March 31, 2003, the Company’s net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Because their effects are anti-dilutive, the net loss per share for the three months ended March 31, 2003 does not include the effect of:

Three Months Ended March 31, 2003
Stock options outstanding for:
1993 and 1997 Stock Option Plans	1,077,905
Shares of Common Stock issuable upon the exercise of warrants	4,444,299
Common Stock issuable upon the conversion of Series A Preferred Stock	5,373,134

Total	10,895,338

(7)

Note 5 – Research and Development Expense

The Company’s consolidated research and development expense includes the expenses of Amerigon and of BSST. The following table details research and development expense by company, in thousands:

	Three Months Ended March 31,
	2004		2003
Research and development expense:
Amerigon programs	$555		$759
BSST programs	67	(1)	186

Total research and development expense	$622		$945

(1)	BSST expense for three months ended March 31, 2004 is net of $276,000 of reimbursement for developmental expense.

Note 6 – Segment Reporting

The tables below present segment information about the reported revenues and operating loss of Amerigon for the three months ended March 31, 2004 and 2003 (in thousands). Asset information by reportable segment is not reported since management does not produce such information.

For the Three Months Ended March 31,	CCS	BSST (1)	Reconciling Items		As Reported
2004
Revenue	$8,961	$—	$—		$8,961
Operating Income (Loss)	1,569	(67)	(1,252	)(2)	250
2003
Revenue	5,246	—	—		5,246
Operating Loss	316	(186)	(1,084	)(2)	(954)

(1)	BSST LLC is a subsidiary of the Company. BSST’s operating loss for the three months ended March 31, 2004 is net of $276,000 reimbursement for development expense.

(2)	Represents selling, general and administrative costs of $1,240,000 and $1,072,000, respectively, and depreciation expense of $12,000 and $12,000, respectively, for the three months ended March 31, 2004 and 2003.

Product revenue information by geographic area (in thousands):

	Three Months Ended March 31,
	2004	%	2003	%
North America	$7,780	87%	$4,552	87%
Asia	1,181	13%	694	13%

Total Product Revenues	$8,961	100%	$5,246	100%

(8)

Note 7 – Accrued Liabilities

Details of accrued liabilities (in thousands):

	March 31, 2004	December 31, 2003
Accrued salaries	$122	$137
Accrued vacation	202	209
Accrued warranty (1)	167	145
Other accrued liabilities	415	377

Total accrued liabilities	$906	$868

(1)	Reconciliation of the change in accrued warranty costs for the three months ended March 31, 2004 (in thousands):

Balance as of December 31, 2003	$145
Expense	22

Balance as of March 31, 2004	$167

Note 8 – Accounting for Stock-Based Compensation

The Company issues options to key employees under its 1993 and 1997 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2004 and 2003 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$301	$(925)
Value of stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(69)	(59)

Pro forma net income (loss)	$232	$(984)

Income (Loss) per share:
Basic – as reported	$0.02	$(0.09)
Basic – pro forma	$0.02	$(0.09)
Diluted – as reported	$0.01	$(0.09)
Diluted – pro forma	$0.01	$(0.09)

Note 9 – Financing

On December 29, 2003, the Company extended its existing accounts receivable-based credit line with Comerica Bank to fund future working capital requirements. This loan is a $3,000,000 Revolving Credit Line with the debt not to exceed the lesser of the Revolving Credit or the Borrowing Formula (80% of eligible accounts receivable up to 90 days from invoice date). At March 31, 2004, $3,000,000 was available and unused under the Credit Line. The Credit Line bears interest of Comerica Bank’s prime rate (4.00% at March 31, 2004) plus ..5%, which is accrued and charged monthly. The Credit Line is secured by all of the Company’s and its subsidiary’s assets and expires on June 30, 2005.

(9)

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) appearing elsewhere in this report.

We design, develop and market proprietary high technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2003, the Company completed its fourth consecutive year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 1,000,000 units of its CCS product through March 2004 to seven customers, Johnson Controls, Inc., Lear Corporation, Bridgewater Interiors, LLC, NHK Spring Company, Ltd., Marubeni Vehicle Corporation, Intier Automotive and Hyundai Motor Company.

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

Results of Operations

First Quarter 2004 Compared with First Quarter 2003

Revenues. Product revenues for the three months ended March 31, 2004 (“2004”) were $8,961,000 as compared with revenues of $5,246,000 for the three months ended March 31, 2003 (“2003”). This increase of $3,715,000, or 71%, is primarily due to the addition of our CCS product as an option since the third quarter of 2003 on the Mercury Monterey, Cadillac XLR, Cadillac DeVille and Hyundai Equus vehicle lines. Unit shipments rose to 140,000 units for the period ended March 31, 2004 as compared to 80,000 units for the same period a year prior. We expect volume to be up more than 25% in fiscal 2004, compared to fiscal 2003. Currently 14 vehicle models from five major automotive manufactures offer our CCS product compared with 12 vehicle models and four manufacturers in the first quarter of 2003.

Cost of Sales. Cost of sales increased to $6,873,000 in 2004 (77%, as a percentage of sales) from $4,171,000 in 2003 (80%, as a percentage of sales). This increase of $2,702,000, or 65%, is primarily attributable to a 71% increase in related revenues. The 3% decrease as a percentage of sales to 77% from 80% is due to lower freight costs on material purchases for the comparable periods.

Research and Development Expenses. Research and development expenses decreased to $622,000 in 2004 from $945,000 in 2003. This $323,000, or 34%, decrease was due primarily to $276,000 of reimbursable developmental efforts of our subsidiary, BSST LLC (“BSST”) (see Note 5 of the condensed consolidated financial statements) and lower prototype cost associated with our next generation of CCS design.

We group development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,216,000 in 2004 compared to $1,084,000 in 2003. This $132,000, or 12%, increase was primarily due to higher wages and benefits associated with headcount added to support domestic and European marketing efforts.

Interest Expense. Interest expense decreased to nil in 2004 from $23,000 in 2003. The decrease resulted from the Company having no outstanding borrowing under its credit line during the three months ended March 31, 2004, compared with an average outstanding balance of $1,291,000 during the comparable period in 2003.

(10)

Liquidity and Capital Resources

As of March 31, 2004, we had net working capital of $4,564,000. As of March 31, 2004, our cash and cash equivalents increased $1,612,000 from $844,000 at December 31, 2003. Cash provided by operating activities amounted to $1,653,000, attributable to the net income, net of depreciation and amortization of $182,000 and the decrease in operating assets and liabilities of $1,170,000, primarily due to lower accounts receivable and inventory balances at March 31, 2004 from year end. Cash used in investing activities amounted to $86,000, reflecting the purchase of tooling and equipment. Financing activities provided $45,000 from the exercise of options.

We have, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year. Potential incentive and option agreements for BSST management could reduce Amerigon’s 90% ownership interest to 75% over time if all incentive targets are achieved and all of the options are awarded to members of BSST management.

For the quarter ended March 31, 2004, the Company posted its second consecutive quaterly profit. The Company expects to continue to operate at a profit at the current sales volume. We are working with many automobile manufacturers for future introduction of our CCS technology, but there is no guarantee these manufacturers will introduce our products.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering, as well as other equity and debt financings. At March 31, 2004, we had cash and cash equivalents of $2,456,000 and working capital of $4,529,000.

Warrants issued in conjunction with the 2002 Private Placement (the “2002 Warrants”) provide that, in the event the closing bid price of a share of common stock of the Company exceeds $4.00 for twenty consecutive trading sessions, the Company may call such warrants upon 30 days prior written notice at a redemption price equal to $0.01 per share of common stock then purchasable pursuant to such warrants. Notwithstanding the Company’s exercise of its call right described above, the holders of the 2002 Warrants may exercise such warrants prior to the end of such 30 day notice period at the exercise price per share of $2.00. In recognition of the voluntary exercise of a portion of the 2002 Warrants on June 27, 2003, Amerigon previously agreed to forbear exercising its call right described above until the end of a twelve-month period beginning on June 27, 2003. For twenty consecutive trading sessions ending September 10, 2003, the closing bid price of a share of common stock of the Company exceeded $4.00 per share. The Company has notified the holders of the 2002 Warrants of the Company’s intention to exercise its call rights on June 26, 2004. As of March 31, 2004, the number of warrants issued in conjunction with the 2002 Private Placement that remained outstanding was 2,972,690. Should the holders of the 2002 Warrants exercise all of such Warrants, the Company would receive aggregate proceeds of $5,945,380.

Related Party Transactions

We have outsourced production of our CCS product for our North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., an affiliate of the managing member of Big Beaver Investments LLC (one of our three major shareholders). In addition to the assembly labor operation, we purchase various injection molded components from them. Purchases of labor services and components were $685,000 for the quarter ended March 31, 2004 and $466,000 for the quarter ended March 31, 2003.

We purchase thermoelectric devices from and have outsourced a portion of our production to Ferrotec Corporation (“Ferrotec”). Purchases of labor and services and components were $1,952,000 for the quarter ended March 31, 2004 and $1,020,000 for the quarter ended March 31, 2003.

Exposure to Market Risk

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio and our debt obligations under our revolving line of credit. We place our investments in debt instruments of the U.S. government and in high-quality corporate issuers. As stated in our policy, we seek to ensure the safety and preservation of its invested funds by limiting default risk and market risk. Our borrowings under the revolving line of credit bear interest at Comerica Bank’s prime rate (4.00% at March 31, 2004) plus .5%. As of March 31, 2004, nil was borrowed under that line of credit, maturing and payable on June 30, 2005. We have no investments or transactions denominated in foreign country currencies and therefore are

(11)

not subject to foreign exchange risk. Except as described above, there have been no material changes with respect to market risk since the Form 10-K was filed for our year ended December 31, 2003.

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

RISK FACTORS

Risk Relating to our Business

We are only in the early stage of commercialization and marketing of our products and our sales may not significantly increase

Although we began operations in 1991, we have only engaged in the commercial manufacturing and marketing of our products since 1999. In December 1997, we received our first production orders for our CCS product, but shipments of production units in 1998 were very small. We had product revenues of $29,042,000 in 2003, $15,271,000 in 2002, and $6,447,000 in 2001. In 1998, we were selected by Ford to supply our CCS product to Johnson Controls for installation in the 2000 model year Lincoln Navigator and our CCS product was selected by the Toyota Motor Corporation to supply NHK Spring Company, Ltd. for installation in the 2001 model year Lexus LS 430 and Toyota Celsior luxury automobiles. In 2002 we added the Ford Expedition SUV, Lincoln Aviator SUV and LS luxury automobile and Infiniti Q45 and M45 luxury automobiles. In 2003, we added the Mercury Monterey mini van, the Cadillac XLR luxury roadster, the Cadillac DeVille luxury sedan, the Cadillac Escalade ESV SUV, the Hyundai Equus luxury sedan and the Nissan Cima luxury sedan. Our CCS product is currently being offered as an optional feature on these vehicles. There can be no assurance that additional vehicle platforms will use our CCS product, that sales will significantly increase or that we will remain profitable.

We have incurred substantial operating losses since our inception

We have incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of March 31, 2004, we had accumulated deficits since inception of $70,265,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33.0 million of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

We have been in production of the CCS product for approximately 53 months and have fixed operating costs that can only be absorbed by higher volumes. Our breakeven point was approximately equal to our 2003 third and fourth quarter production levels. We will not be able to achieve a quarterly operating profit in 2004 unless we are successful in maintaining our CCS product revenue levels.

We have incurred net losses of $1,415,000, $6,306,000, and $7,691,000 and we have used cash in operating activities of $1,867,000, $6,942,000, and $6,696,000 in 2003, 2002, and 2001, respectively

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At March 31, 2004, we had cash and cash equivalents of $2,456,000 and

(12)

net working capital of $4,564,000. Based on our current operating plan, we believe cash at March 31, 2004, along with the proceeds from future revenues and borrowings from our $3 million accounts receivable-based financing, will be sufficient to meet operating needs for the foreseeable future.

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

Our ability to market our CCS product successfully depends upon the willingness of automobile manufacturers to incur the substantial expense involved in the purchase and installation of our products and systems, and, ultimately, upon the acceptance of our product by consumers. Automobile manufacturers may be reluctant to purchase key components from a small company with limited financial and other resources or continue to business with us based on our limited resources. No assurances can be made that either automotive manufacturers or consumers will accept our CCS product.

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

We may need additional financing in the future

We have experienced negative cash flow from operations since our inception and have expended, and expect to continue to expend, substantial funds to continue our development and marketing efforts. We have not generated sufficient revenues from the sales of our principal products to cover our operating expenses. We had negative cash flows from operations of $1,867,000 in 2003, $6,942,000 in 2002, and $6,696,000 in 2001.

Based on our current operating plans, we believe that cash at March 31, 2004, along with proceeds from future revenues and borrowings from our $3 million accounts receivable-based financing, will be sufficient to meet operating needs for the foreseeable future. The actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control, and lower than anticipated sales of our products or higher than anticipated expenses could require us to need additional financing sooner.

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

The outsourcing of production entails risks of production interruption and unexpected costs

Through 2002, we had been engaged in manufacturing in California for three years, producing moderate quantities of product. We have completed the outsourcing of production to lower-cost countries in order to be price competitive and expand

(13)

our market beyond the luxury vehicle segment. The shift of the 1st generation production for North American and Asian platforms to a supplier plant in Chihuahua, Mexico and the 2nd generation of production in Shanghai, China entail risk of production interruption and unexpected costs due to the extended logistics.

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

(14)

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

Any failure to protect our intellectual property could harm our business and competitive position

As of December 31, 2003, we owned eleven U.S. patents and had four U.S. patents pending and our subsidiary BSST owned four U.S. patents, and had eight U.S. patents pending and twelve foreign patents pending. We were also licensees of three patents and joint owners with Honda Motor Co. of two U.S. patents and five Japanese patent applications. We also owned nineteen foreign patents and had thirteen foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in certain international markets. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992, with respect to technology similar to our CCS technology. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties and must continue to comply with those licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

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

Our products may conflict with patents that have been or may be granted to competitors or others

Other persons could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of our products for allegedly conflicting with patents held by them. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on our business. In addition, if we become involved in litigation, it could consume a substantial portion of our time and resources. We have not, howerer, received any notice that our products infringe on the proprietary rights of third parties.

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

(15)

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

Our success will depend in large part on retaining key personnel, which may be affected by the relocation of our corporate offices

Our success will depend to a large extent upon the continued contributions of key personnel in Amerigon and our research and development subsidiary, BSST. The loss of the services of Dr. Lon E. Bell, the head of BSST, would have a material adverse effect on the success of BSST.

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

(16)

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

Risks Relating to Share Ownership

Our significant shareholders control the company

Big Beaver Investments LLC and Westar Capital II LLC each own 4,500 shares of Series A Preferred Stock, which are convertible into common stock at an initial conversion price of $1.675 per common share. On February 25, 2002, we entered into a separate agreement with Big Beaver pursuant to which it acquired an additional 1,720,602 shares of common stock and warrants to purchase an additional 860,301 shares of common stock at a price of $2.00 per share. Combined, Big Beaver and Westar have the right to elect a majority of our directors. Big Beaver and Westar Capital each have preemptive rights on future financings, so as to maintain their percentage ownership and have registration rights. Based upon the terms of the Series A Preferred Stock, Big Beaver and Westar Capital together in the aggregate held approximately 42% of our common equity (on an as converted basis, excluding options and warrants), as of March 31, 2004.

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

The Series A Preferred Stock, which is outstanding, confers upon its holders the right to elect five members of the Board of Directors while the holders of common stock have the right to elect two members of the Board of Directors. In addition, the Series A Preferred Stock will vote together with the shares of common stock on most matters submitted to shareholders. As of March 31, 2004, the holders of the Series A Preferred Stock had approximately 42% of our voting shares and had the ability to approve or prevent any subsequent change of control.

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

(17)

Future sales of eligible shares may lower the price of our common stock

On June 27, 2003, we issued 1,000,000 shares of restricted common stock in a private placement to Tokyo-based Ferrotec Corporation (“Ferrotec”) at $2.50 per share. In connection with the sale of such shares, we granted Ferrotec demand registration rights beginning one year from the closing of the sale and piggy-back registration rights if we propose to register any securities before then. Ferrotec acquired 200,000 shares of restricted common stock in March, 2001 under almost identical terms. Ferrotec registered these 200,000 shares in our March 2002 registration statement.

On February 25, 2002, we completed the sale of 4,333,368 shares of common stock and 2,166,684 warrants to purchase shares of common stock in a private placement to selected institutional and accredited investors, resulting in gross proceeds of $6,500,052. The $6,500,052 excludes $2,580,903 representing the principal amount of a bridge loan and accrued interest on that loan, which were exchanged by the holder for 1,720,602 shares of common stock and warrants to purchase 860,301 shares of common stock. As partial compensation for services rendered in the private placement, Roth Capital Partners, LLC, was granted a warrant to purchase up to 550,005 shares of our common stock. The warrants issued in the private placement have an exercise price of $2.00 per share and expire on February 25, 2007. Through March 31, 2004, warrants to purchase 604,300 shares of common stock have been exercised relating to this private placement. Although the shares issued in the private placement are restricted under the Securities Act, we filed with the Securities and Exchange Commission a registration statement under the Securities Act to permit the resale of the common stock issued in the private placement (including those shares issuable upon exercise of the warrants). The Securities and Exchange Commission declared the registration statement effective on April 3, 2002 and the shares are eligible for resale.

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

Employees and directors (who are not deemed affiliates) hold options to buy 1,120,781 shares of common stock at March 31, 2004. We may issue options to purchase up to an additional 735,473 shares of common stock at March 31, 2004 under our stock option plans. The common stock to be issued upon exercise of these options has been registered and, therefore, may be freely sold when issued. As of March 31, 2004, we also have outstanding additional warrants to buy 3,992,604 shares of common stock with exercise prices ranging from $1.15 to $5.30 and expiration dates ranging from June 10, 2004 to March 27, 2007.

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

(18)

our common stock is delisted, broker-dealers have certain regulatory burdens imposed on them which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof.

ITEM 3

CONTROLS AND PROCEDURES

Management, including the Company’s President & Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended March 31, 2004. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(19)

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

We furnished a Current Report on Form 8-K on March 18, 2004, reporting under Item 12 that on November 12, 2003, we announced our financial results for our third quarter ended September 30, 2003 and certain other information. We furnished a Current Report on Form 8-K on March 19, 2004, reporting under Item 12 that on March 17, 2004, we announced our financial results for our fourth quarter and fiscal year ended December 31, 2003 and certain other information. No financial statements were filed, although we furnished the financial information included in the press releases furnished with the Form 8-Ks.

(20)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated (Registrant)

/s/ DANIEL R. COKER

Daniel R. Coker Chief Executive Officer (Duly Authorized Officer)

Date: May 10, 2004

/s/ WILLIAM J. WILLS

William J. Wills Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2004

(21)

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

(22)