Form 10QSB
period 2004-06-30
AMERIGON INC
filed 2004-08-09
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At July 30, 2004, the registrant had 14,688,128 shares of Common Stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

AMERIGON INCORPORATED

(2)

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$3,973	$844
Accounts receivable, less allowance of $56 and $56 respectively	4,742	5,882
Inventory	2,311	2,498
Prepaid expenses and other assets	335	224

Total current assets	11,361	9,448
Property and equipment, net	1,232	1,300
Deferred exclusivity fee	146	293
Patent costs, net of accumulated amortization of $5 and $4 respectively	192	193

Total assets	$12,931	$11,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,028	$4,258
Accrued liabilities	1,124	868
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	5,352	5,326
Deferred manufacturing agreement – long term portion	1,150	1,250
Minority interest in subsidiary	19	19

Total liabilities	6,521	6,595

Shareholders’ equity:
Preferred stock:
Series A – no par value; convertible; 9,000 shares authorized, 9,000 issued and outstanding at June 30, 2004 and December 31, 2003; liquidation preference of $11,520 at June 30, 2004 and December 31, 2003.	8,267	8,267
Common Stock:
No par value; 30,000,000 shares authorized, 12,980,000 and 12,411,000 issued and outstanding at June 30, 2004 and December 31, 2003.	47,911	46,758
Paid-in capital	20,202	20,180
Accumulated deficit	(69,970)	(70,566)

Total shareholders’ equity	6,410	4,639

Total liabilities and shareholders’ equity	$12,931	$11,234

See accompanying notes to the condensed consolidated financial statements.

(3)

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Product revenues	$8,630	$5,644	$17,591	$10,890
Cost of sales	6,394	4,246	13,267	8,417

Gross margin	2,236	1,398	4,324	2,473

Operating costs and expenses:
Research and development	561	684	1,183	1,629
Selling, general and administrative	1,436	1,346	2,652	2,430

Total operating costs and expenses	1,997	2,030	3,835	4,059

Operating income (loss)	239	(632)	489	(1,586)

Interest income	6	—	7	—
Interest expense	—	(30)	—	(53)
Other income	50	53	100	105

Net income (loss)	$295	$(609)	$596	$(1,534)

Basic net income (loss) per share	$0.02	$(0.06)	$0.05	$(0.14)

Diluted net income (loss) per share	$0.01	$(0.06)	$0.03	$(0.14)

Weighted average number of shares – basic	12,689	10,785	12,554	10,778

Weighted average number of shares – diluted	20,564	10,785	20,343	10,778

See accompanying notes to the condensed consolidated financial statements.

(4)

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net income (loss)	$596	$(1,534)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	369	246
Compensation from grant of non-employee stock options	22	—
Grant of warrants	—	310
Gain from sale of assets	—	(3)
Change in operating assets and liabilities:
Accounts receivable	1,140	683
Inventory	187	(1,456)
Prepaid expenses and other assets	(111)	170
Accounts payable	(230)	(317)
Accrued liabilities	256	(182)

Net cash provided by (used in) operating activities	2,229	(2,083)

Investing Activities:
Purchase of property and equipment	(253)	(406)
Proceeds from sale of property and equipment	—	3
Other investing activities	—	(2)

Net cash used in investing activities	(253)	(405)

Financing Activities:
Repayment of bank financing	—	(280)
Proceeds from issuance of common stock, net of cash expenses	1,153	2,948

Net cash provided by financing activities	1,153	2,668

Net increase in cash and cash equivalents	3,129	180

Cash and cash equivalents at beginning of period	844	274

Cash and cash equivalents at end of period	$3,973	$454

See accompanying notes to condensed consolidated financial statements.

(5)

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops and markets proprietary, high-technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2003, the Company completed its fourth consecutive year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 1,145,000 units of its CCS product through June 2004 to seven customers, Johnson Controls, Inc., Lear Corporation, Bridgewater Interiors, LLC, NHK Spring Company, Ltd., Marubeni Vehicle Corporation, Intier Automotive and Hyundai Motor Company.

In 2003, the Company launched a newly designed and more efficient version of its CCS that incorporates its new Micro Thermal Module™ (“MTM™”) technology. This new generation CCS system, which is based on the Company’s proprietary thermoelectric technology device (“TED”) is smaller, lighter, quieter and more versatile than its predecessor.

The Company has an 85% interest in BSST LLC (“BSST”). BSST is engaged in a program to improve the efficiency of thermoelectric devices and to develop, market and distribute new products based on this technology.

Note 2 – Basis of Presentation and Summary of Certain Accounting Policies

The accompanying condensed consolidated financial statements as of June 30, 2004, reflect the consolidated financial position and consolidated operating results of the Company, BSST and Amerigon Asia Pacific Inc. Intercompany accounts have been eliminated in consolidation. These financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations for the six-month period ended June 30, 2004, are not necessarily indicative of the operating results for the full year.

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering, as well as other equity and debt financing. At June 30, 2004, the Company had cash and cash equivalents of $3,973,000 and working capital of $6,009,000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

Note 3 – Inventory / Outsourcing of Production / Related Party Transactions

Details of inventory by category, in thousands:

	June 30, 2004	December 31, 2003
Raw Material	$1,414	$1,960
Finished Goods	897	538

Total Inventory	$2,311	$2,498

(6)

The Company has outsourced production of the CCS product for its North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., an affiliate of the managing member of Big Beaver Investments LLC (one of the Company’s three major shareholders). In addition to the assembly labor operation, the Company purchases various components from Millennium. As of June 30, 2004, the components held at this supplier’s plant are reported as raw material inventory. Completed CCS systems held at the supplier’s plant before shipment to the customer are reported as finished goods inventory. For the quarter ended June 30, 2004, purchases from this supplier totaled $1,097,000 with an accounts payable balance of $636,000 as of this date.

In June 2003, the Company began shipping a new generation of the CCS product from a second contract manufacturer, Ferrotec Corporation (“Ferrotec”) located in Shanghai, China. In addition, the Company purchases thermoelectric devices from Ferrotec. For the quarter ended June 30, 2004, purchases from this supplier totaled $2,286,000 with an accounts payable balance of $1,564,000 as of this date. Ferrotec has cumulative holdings of 1,200,000 shares of the Company’s common stock as of June 30, 2004.

Note 4 – Net Income (Loss) per Share

For the three and six months ended June 30, 2004, the Company’s basic earnings per share (“EPS”) calculations are based upon the weighted average number of shares of Common Stock outstanding. The Company’s diluted earnings per share gives effect to all potential common shares outstanding during a period. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of Common Stock equivalents. The following summarizes the shares included in the dilutive shares as disclosed on the face of the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average of shares for calculation of basic EPS	12,688,677	10,784,960	12,554,279	10,778,136
Stock options outstanding for:
1993 and 1997 Stock Option Plans (1)	573,968	—	540,956	—
Shares of Common Stock issuable upon the exercise of warrants (1)	1,928,341	—	1,874,853	—
Common Stock issuable upon the conversion of Series A Preferred Stock	5,373,134	—	5,373,134	—

Weighted average of shares for calculation of diluted EPS	20,564,120	10,784,960	20,343,222	10,778,136

(1)	For the three and six month periods ended June 30, 2004, stock options for 21,500 shares of Common Stock and warrants for 216,690 shares of Common Stock are excluded from the fully diluted EPS calculation. Since the related exercise prices are greater than the average Common Stock share price for the three and six months ended June 30, 2004, these potential dilutive options and warrants are excluded under the treasury stock method.

(7)

For the three and six month periods ended June 30, 2003, the Company’s net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Because their effects are anti-dilutive, the net loss per share for the three and six month periods ended June 30, 2003 does not include the effect of:

Three and Six Months Ended June 30, 2003
Stock options outstanding for: 1993 and 1997 Stock Option Plans	1,100,255
Shares of Common Stock issuable upon the exercise of warrants	4,194,299
Common Stock issuable upon the conversion of Series A Preferred Stock	5,373,134

Total	10,667,688

Note 5 – Research and Development Expense

The Company consolidates research and development expense with BSST. The following table details research and development expense by division, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Research and development expense:
Amerigon programs	$492	$612	$1,047	$1,371
BSST programs (1)	69	72	136	258

Total research and development expense	$561	$684	$1,183	$1,629

(1)	BSST expense for the three and six months ended June 30, 2004 is net of $359,000 and $635,000, respectively, of reimbursement for developmental expense. BSST expense for the three and six months ended June 30, 2003 is net of $246,000 of reimbursement for developmental expense.

(8)

Note 6 – Segment Reporting

The tables below present segment information about the reported revenues and operating income (loss) of Amerigon for the three and six months ended June 30, 2004 and 2003 (in thousands). Asset information by reportable segment is not reported since management does not produce such information.

For the Three Months Ended June 30,	CCS	BSST (1)	Reconciling Items		As Reported
2004
Revenue	$8,630	$—	$—		$8,630
Operating Income (Loss)	1,744	(69)	(1,436	)(2)	239

2003
Revenue	5,644	—	—		5,644
Operating Income (Loss)	786	(72)	(1,346	)(2)	(632)

(1)	BSST LLC is a subsidiary of the Company. BSST’s operating loss for the three months ended June 30, 2004 and 2003 is net of $359,000 and $246,000, respectively, of reimbursable developmental funding.
(2)	Represents selling, general and administrative costs of $1,424,000 and $1,334,000, respectively, and depreciation expense of $12,000 and $12,000, respectively, for the three months ended June 30, 2004 and 2003.

For the Six Months Ended June 30,	CCS	BSST (1)	Reconciling Items		As Reported
2004
Revenue	$17,591	$—	$—		$17,591
Operating Income (Loss)	3,277	(136)	(2,652	)(2)	489

2003
Revenue	10,890	—	—		10,890
Operating Income (Loss)	1,102	(258)	(2,430	)(2)	(1,586)

(1)	BSST’s operating loss for the six months ended June 30, 2004 and June 30, 2003 is net of $635,000 and $246,000, respectively, of reimbursable developmental funding.
(2)	Represents selling, general and administrative costs of $2,628,000 and $2,406,000, respectively, and depreciation expense of $24,000 and $24,000, respectively, for the six months ended June 30, 2004 and 2003.

(9)

Product revenue information by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	$6,264	$4,669	$13,183	$9,221
Asia	2,366	975	4,408	1,669

Total Product Revenues	$8,630	$5,644	$17,591	$10,890

Product revenue information by geographic area, as a percent of total product revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	73%	83%	75%	85%
Asia	27%	17%	25%	15%

Total Product Revenues	100%	100%	100%	100%

Note 7 – Accrued Liabilities

Details of accrued liabilities (in thousands):

	June 30, 2004	December 31, 2003
Accrued salaries Accrued bonus	$167 150	$137 —
Accrued vacation Accrued warranty	212 189	209 145
Other accrued liabilities	405	377

Total accrued liabilities	$1,123	$868

Note 8 – Accounting for Stock-Based Compensation

The Company issues options to key employees under its 1993 and 1997 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

(10)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$295	$(609)	$596	$(1,534)
Value of stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(97)	(61)	(164)	(120)

Pro forma net income (loss)	$198	$(670)	$432	$(1,654)

Income (loss) per share:
Basic – as reported	$0.02	$(0.06)	$0.05	$(0.14)
Basic – pro forma	$0.01	$(0.06)	$0.03	$(0.15)
Diluted – as reported	$0.01	$(0.06)	$0.03	$(0.14)
Diluted – pro forma	$0.01	$(0.06)	$0.02	$(0.15)

Note 9 – Financing

On December 29, 2003, the Company extended its existing accounts receivable-based credit line with Comerica Bank to fund future working capital requirements. This loan is a $3,000,000 Revolving Credit Line with the debt not to exceed the lesser of the Revolving Credit or the Borrowing Formula (80% of eligible accounts receivable up to 90 days from invoice date). At June 30, 2004, $3,000,000 was available and unused under the Credit Line. The Credit Line bears interest of Comerica Bank’s prime rate (4.00% at June 30, 2004) plus .5%, which is accrued and charged monthly. The Credit Line is secured by all of the Company’s and its subsidiary’s assets and expires on June 30, 2005.

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

As part of the VPA, the Company granted to Ford warrants exercisable for Common Stock. A warrant for the right to purchase 82,197 shares of Common Stock at an exercise price of $2.75 per share was issued and fully vested on March 27, 2000. Additional warrants are to be granted and vested based upon annual and cumulative purchases by Ford’s Tier 1 suppliers of a specified number of CCS units throughout the length of the VPA.

On December 10, 2003, Ford earned an additional warrant for 216,690 shares of Common Stock at an exercise price of $5.75. The fair value of the warrant of $676,000 was determined using the Black-Scholes valuation model. This non-cash charge was recorded as a selling expense of $310,000, $160,000 and $206,000 for quarters ended June 30, 2003, September 30, 2003 and December 31, 2003, respectively. This warrant was issued on February 4, 2004 and has a expiration date five years from date of issuance.

(11)

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We design, develop and market proprietary, high-technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2003, the Company completed its fourth consecutive year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 1,145,000 units of its CCS product through June 2004 to seven customers, Johnson Controls, Inc., Lear Corporation, Bridgewater Interiors, LLC, NHK Spring Company, Ltd., Marubeni Vehicle Corporation, Intier Automotive and Hyundai Motor Company.

We operate as a Tier II supplier to the auto industry. Inherent in this market are up front development, engineering and production costs and expenses that arise well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to automotive manufacturers requiring the coordination and testing of proposed new components and sub-systems. Revenues from these expenditures may not be realized for two to three years as the manufacturers tend to group new components and enhancements into annual new model introductions.

Results of Operations

Second Quarter 2004 Compared with Second Quarter 2003

Revenues. Product revenues for the three months ended June 30, 2004 (“Second Quarter 2004”) were $8,630,000 compared with revenues of $5,644,000 for the three months ended June 30, 2003 (“Second Quarter 2003”). This increase of $2,986,000, or 53%, is primarily due to the addition of our CCS product as an option since the third quarter of 2003 on the Mercury Monterey, Cadillac XLR, Cadillac DeVille, Cadillac Escalade ESV, Hyundai Equus, Nissan Cima and Nissan Gloria vehicle lines. Unit shipments rose to 135,000 units for the period ended June 30, 2004 compared with 92,000 units for the same period a year prior. We anticipate that volume may be up more than 20% in fiscal 2004, compared to fiscal 2003. Currently 15 vehicle lines from five major automotive manufactures offer our CCS product compared with 12 vehicle models and four manufacturers in the second quarter of 2003.

Cost of Sales. Cost of sales increased to $6,394,000 in 2004 (74%, as a percentage of sales) from $4,246,000 in 2003 (75%, as a percentage of sales). This increase of $2,148,000, is primarily attributable to a 53% increase in related revenues.

Research and Development Expenses. Research and development expenses decreased to $561,000 in the Second Quarter 2004 from $684,000 in the Second Quarter 2003. This $123,000, or 18%, decrease was due primarily to a $113,000 increase in reimbursable development efforts of our BSST subsidiary (see Note 5 of the condensed consolidated financial statements) and lower prototype costs associated with our next generation of CCS design.

(12)

We group development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased to $1,436,000 in 2004 compared with $1,346,000 in 2003. This $90,000 increase was net of a charge of $310,000 in 2003 relating to the Ford VPA warrant valuation (see Note 10 of the consolidated financial statements). This increase in SG&A expenses, excluding this charge, was $400,000 and reflected a projected payment of an earnings based management bonus for the first time; the commencement of cash compensation to the Board of Directors; and higher wages and benefits associated with headcount added to support domestic, Asian and European marketing efforts.

Interest Expense. The Company had no interest expense for the Second Quarter 2004 compared with $30,000 for the Second Quarter 2003. The decrease resulted from the Company having no outstanding borrowing under its credit line during the three months ended June 30, 2004, compared with an average outstanding balance of $1,740,000 during the comparable period in 2003.

Six Months Ending 2004 Compared with Six Months Ending 2003

Revenues. Revenues for the six months ended June 30, 2004 (“First Half 2004”) were $17,591,000 as compared with revenues of $10,890,000 for the six months ended June 30, 2003 (“First Half 2003”). This increase of $6,701,000, or 62%, is primarily due to the addition of our CCS product as an option since the third quarter of 2003 on the Mercury Monterey, Cadillac XLR, Cadillac DeVille, Cadillac Escalade ESV, Hyundai Equus, Nissan Cima and Nissan Gloria vehicle lines. First Half 2004 unit shipments rose to 274,000 units compared with 172,000 units for the First Half 2003.

Cost of Sales. Cost of sales increased to $13,267,000 in First Half 2004 from $8,417,000 in First Half 2003. This increase of $4,850,000, or 58%, reflects a 62% increase in related revenues.

Research and Development Expenses. Research and development expenses decreased to $1,183,000 in First Half 2004 from $1,629,000 in First Half 2003. This $446,000, or 27%, decrease was due primarily to a $389,000 increase in reimbursable development efforts of our BSST subsidiary for the First Half 2004 compared with the First Half 2003 (see Note 5 of the condensed consolidated financial statements) and lower prototype costs associated with our next generation of CCS design.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,652,000 in First Half 2004 compared to $2,430,000 in First Half 2003. This $222,000, or 9% increase, is net of a $310,000 charge in the First Half 2003 relating to the Ford VPA (see Note 10 of the consolidated financial statements). Excluding this charge, the increase in SG&A was $522,000 and reflected a projected payment of an earnings based management bonus for the first time; the commencement of cash compensation to the Board of Directors; and higher wages and benefits associated with headcount added to support domestic, Asian and European marketing efforts.

Interest Expense. The Company had no interest expense for First Half 2004 compared with $53,000 for First Half 2003. The decrease resulted from the Company having no outstanding borrowing under its credit line during the six months ended June 30, 2004, compared with an average outstanding balance of $1,516,000 during the comparable period in 2003.

(13)

Liquidity and Capital Resources

As of June 30, 2004, we had working capital of $6,009,000. As of June 30, 2004, our cash and cash equivalents increased to $3,973,000 from $844,000 at December 31, 2003. Cash provided by operating activities amounted to $2,228,000, attributable to the net income, net of depreciation and amortization of $369,000 and the decrease in operating assets and liabilities of $1,242,000, primarily due to lower accounts receivable and inventory balances at June 30, 2004 compared with the previous year end. Cash used in investing activities amounted to $253,000, reflecting the purchase of tooling and equipment. Financing activities provided $1,153,000 from the exercise of warrants.

We have, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year. Potential incentive and option agreements for BSST management could reduce Amerigon’s 85% ownership interest to 75% over time if all incentive targets are achieved and all of the authorized options are awarded to members of BSST management.

For the quarter ended June 30, 2004, the Company posted its third consecutive quarterly profit. The Company expects to continue to operate at a profit if the Second Quarter 2004 sales volume is maintained. We are working with many automobile manufacturers for future introduction of our CCS technology, but there is no guarantee these manufacturers will introduce our products.

Prior to the quarter ended December 31, 2003, we have funded our financial needs from inception primarily through net proceeds received through our initial public offering, as well as other equity and debt financings.

Warrants issued in conjunction with the 2002 Private Placement (the “2002 Warrants”) provide that, in the event the closing bid price of a share of common stock of the Company exceeds $4.00 for twenty consecutive trading sessions, the Company may call such warrants upon 30 days prior written notice at a redemption price equal to $0.01 per share of common stock then purchasable pursuant to such warrants. Notwithstanding the Company’s exercise of its call right described above, the holders of the 2002 Warrants may exercise such warrants prior to the end of such 30 day notice period at the exercise price per share of $2.00. In recognition of the voluntary exercise of a portion of the 2002 Warrants on June 27, 2003, Amerigon previously agreed to forbear exercising its call right described above until the end of a twelve-month period beginning on June 27, 2003. For twenty consecutive trading sessions ending September 10, 2003, the closing bid price of a share of common stock of the Company exceeded $4.00 per share. On June 24, 2004, the Company agreed to further forbear exercising its call rights until after December 31, 2004 with respect to the 710,301 2002 Warrants held by Big Beaver Investments, LLC, one of its three largest shareholders (“Big Beaver”), in exchange for an agreement from Big Beaver to limit its sale of shares of the Company’s common stock through December 31, 2004. Shortly after June 26, 2004, the Company exercised its call rights with respect to all of the 2002 Warrants not held by Big Beaver. As of June 30, 2004, a total of 2,418,651 of the 2002 Warrants, including those held by Big Beaver, remained unexercised.

Related Party Transactions

We have outsourced production of our CCS product for our North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., an affiliate of the managing member of Big Beaver Investments LLC (one of our three major shareholders). In addition to the assembly labor operation, we purchase various injection molded components from them. Purchases of labor services and components were $1,097,000 for the quarter ended June 30, 2004 and $490,000 for the quarter ended June 30, 2003.

(14)

We purchase thermoelectric devices from and have outsourced a portion of our production to Ferrotec Corporation. Purchases of labor and services and components were $2,286,000 for the quarter ended June 30, 2004 and $1,582,000 for the quarter ended June 30, 2003.

Exposure to Market Risk

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio and our debt obligations under our revolving line of credit. We place our investments in debt instruments of the U.S. government and in high-quality corporate issuers. As stated in our policy, we seek to ensure the safety and preservation of its invested funds by limiting default risk and market risk. Our borrowings under the revolving line of credit bear interest at Comerica Bank’s prime rate (4.00% at June 30, 2004) plus .5%. As of June 30, 2004, there were no borrowings under that line of credit, maturing and payable on June 30, 2005. We have no investments or transactions denominated in foreign country currencies and therefore are not subject to foreign exchange risk. Except as described above, there have been no material changes with respect to market risk since the Form 10-QSB was filed for our quarter ended March 31, 2004.

(15)

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report, including expectations of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of platforms with major automotive manufacturers, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.

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

We have incurred substantial operating losses since our inception

We have incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of June 30, 2004, we had accumulated deficits since inception of $69,970,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33.0 million of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

(16)

We have been producing the CCS product since 1999 and have high fixed operating costs. Our breakeven point was approximately equal to our 2003 third and fourth quarter production levels. We will not be able to achieve a quarterly operating profit for the remainder of 2004 unless we are successful in maintaining or increasing our CCS product revenue levels.

We have incurred net losses of $1,415,000, $6,306,000, and $7,691,000 and we have used cash in operating activities of $1,867,000, $6,942,000, and $6,696,000 in 2003, 2002, and 2001, respectively

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At June 30, 2004, we had cash and cash equivalents of $3,973,000 and net working capital of $6,009,000. Based on our current operating plan, we believe cash at June 30, 2004, along with the proceeds from future revenues, warrant exercises and borrowings from our $3 million accounts receivable-based financing, will be sufficient to meet operating needs for the foreseeable future.

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

We do not anticipate additional financing in the future

We had experienced negative cash flow from operations since our inception through the third quarter of 2003 and have expended, and expect to continue to expend, substantial funds to continue our

(17)

development and marketing efforts. We had negative cash flows from operations of $1,867,000 in 2003, $6,942,000 in 2002, and $6,696,000 in 2001. The Company has generated positive quarterly cash flow from operations of $941,000 for the quarter ended December 31, 2003, $1,653,000 for the quarter ended March 31, 2004 and $576,000 for the quarter ended June 30, 2004.

Based on our current operating plans, we believe that cash at June 30, 2004, along with proceeds from future revenues, warrant exercises and borrowings from our $3 million accounts receivable-based financing, will be sufficient to meet operating needs for the foreseeable future. Although the actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control, we do not anticipate the need for additional financing.

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

The outsourcing of production entails risks of production interruption and unexpected costs

Through 2002, we had been engaged in manufacturing in California for three years, producing moderate quantities of product. We have completed the outsourcing of production to lower-cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. The shift of the 1st generation production for North American and Asian platforms to a supplier plant in Chihuahua, Mexico and the 2nd generation of production to a supplier plant in Shanghai, China entails risk of production interruption and unexpected costs due to the extended logistics.

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

(18)

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

(19)

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

Any failure to protect our intellectual property could harm our business and competitive position

As of June 30, 2004, we owned twelve U.S. patents and had four U.S. patents pending and our subsidiary BSST owned five U.S. patents, and had seven U.S. patents pending and twenty one foreign patents pending. We were also licensees of three patents and joint owners with Honda Motor Co. of two U.S. patents and five Japanese patent applications. We also owned twenty four foreign patents and had twelve foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in certain international markets. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992, with respect to technology similar to our CCS technology. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties and must continue to comply with those licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

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

(21)

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

Our use of contractors located in foreign countries will subject us to the risks of international operations

We engage contractors located in foreign countries. Accordingly, we will be subject to all of the risks inherent in international operations, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, the imposition of tariffs and import and export controls, changes in governmental policies and other factors which could have an adverse effect on our business.

Risks Relating to Share Ownership

Our significant shareholders control the company

Big Beaver Investments LLC and Westar Capital II LLC each own 4,500 shares of Series A Preferred Stock, which are convertible into common stock at an initial conversion price of $1.675 per common share. On February 25, 2002, we entered into a separate agreement with Big Beaver pursuant to which it acquired an additional 1,720,602 shares of common stock and warrants to purchase an additional 860,301 shares of common stock at a price of $2.00 per share. Combined, Big Beaver and Westar have the right to elect a majority of our directors. Big Beaver and Westar Capital each have preemptive rights

(22)

on future financings, so as to maintain their percentage ownership and have registration rights. Based upon the terms of the Series A Preferred Stock, Big Beaver and Westar Capital together in the aggregate held approximately 40% of our common equity (on an as converted basis, excluding options and warrants), as of June 30, 2004.

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

The Series A Preferred Stock, which is outstanding, confers upon its holders the right to elect five members of the Board of Directors while the holders of common stock have the right to elect two members of the Board of Directors. In addition, the Series A Preferred Stock will vote together with the shares of common stock on most matters submitted to shareholders. As of June 30, 2004, the holders of the Series A Preferred Stock had approximately 40% of our voting shares and had the ability to approve or prevent any subsequent change of control.

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

(23)

On February 25, 2002, we completed the sale of 4,333,368 shares of common stock and 2,166,684 warrants to purchase shares of common stock in a private placement to selected institutional and accredited investors, resulting in gross proceeds of $6,500,052. The $6,500,052 excludes $2,580,903 representing the principal amount of a bridge loan and accrued interest on that loan, which were exchanged by the holder for 1,720,602 shares of common stock and warrants to purchase 860,301 shares of common stock. As partial compensation for services rendered in the private placement, Roth Capital Partners, LLC, was granted a warrant to purchase up to 550,005 shares of our common stock. The warrants issued in the private placement have an exercise price of $2.00 per share and expire on February 25, 2007. Through June 30, 2004, warrants to purchase 1,158,339 shares of common stock have been exercised relating to this private placement. Although the shares issued in the private placement are restricted under the Securities Act, we filed with the Securities and Exchange Commission a registration statement under the Securities Act to permit the resale of the common stock issued in the private placement (including those shares issuable upon exercise of the warrants). The Securities and Exchange Commission declared the registration statement effective on April 3, 2002 and the shares are eligible for resale.

Our Series A Preferred Stock is convertible into 5,373,134 shares of common stock and the holders thereof possess demand and piggyback registration rights.

As part of the agreement with Ford dated March 2000, we granted warrants to Ford exercisable for our common stock. Warrants for the right to purchase 108,345 shares of common stock at an exercise price of $2.75 per share were issued and fully vested in 2000. Based on audited sales results for 2003, Ford earned an additional 216,690 warrants at an exercise price of $5.75. Additional warrants may be granted and vested at a $6.75 exercise price based upon purchases by Ford of a specified number of CCS units in 2004 although this is not considered likely based on present production volumes.

Employees and directors (who are not deemed affiliates) hold options to buy 1,369,281 shares of common stock at June 30, 2004. We may issue options to purchase up to an additional 463,473 shares of common stock at June 30, 2004 under our stock option plans. The common stock to be issued upon exercise of these options has been registered and, therefore, may be freely sold when issued. As of June 30, 2004, we also have outstanding additional warrants to buy 3,436,065 shares of common stock with exercise prices ranging from $1.15 to $5.75 and expiration dates ranging from September 8, 2004 to February 4, 2009.

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

(24)

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

ITEM 3

CONTROLS AND PROCEDURES

Management, including the Company’s President & Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended June 30, 2004. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(25)

PART II

OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 19, 2004. The following summarizes each matter voted upon at the meeting and the number of votes cast for or against and the number of abstentions.

1.	As to the election of directors, the number of votes cast as to each nominee was as follows:

Elected by the Preferred Stockholders:

Nominee	For	Against	Abstain
Oscar B. Marx	5,373,134	—	—
John W. Clark	5,373,134	—	—
Paul Oster	5,373,134	—	—

Elected by the Common Stockholders:

Nominee	For	Against	Abstain
James J. Paulsen	10,869,663	—	5,030
Francois J. Castaing	10,869,663	—	5,030

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We furnished a Current Report on Form 8-K on May 7, 2004, reporting under Item 12 that on May 5, 2004, we announced our financial results for our first quarter ended March 31, 2004 and certain other information.

(26)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/s/ Daniel R. Coker
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: August 9, 2004

/s/ William J. Wills
William J. Wills
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2004

(27)

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