Form 10QSB/A
period 2004-06-30
AMERIGON INC
filed 2004-11-10
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment to Form 10-QSB for the quarterly period ended June 30, 2004, is being filed to correct the registrant’s presentation of net income (loss) per share in Part I, Item 1. Emerging Issues Task Force 03-06 “Participating Securities and the Two-Class Method under FASB Statement No. 128” (EITF 03-06) was effective for all periods beginning after March 31, 2004. We did not follow the guidance in EITF 03-06 in computing net income (loss) per share as shown in our Form 10-QSB for the quarterly period ended June 30, 2004. We have revised the presentation of net income (loss) per share in the Consolidated Statements of Operations and have changed Note 4 of the financial statements “Net income (Loss) per Share”. See Note 1a to the Financial Statements.

This Amendment also modifies Item 6, Exhibit and Reports on Form 8-K, to reflect the additional certifications being filed with this Amendment as required by Rule 12b-15.

(2)

AMERIGON INCORPORATED

10-QSB/A

AMENDMENT NO. 1

(3)

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

(4)

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Product revenues	$8,630	$5,644	$17,591	$10,890
Cost of sales	6,394	4,246	13,267	8,417

Gross margin	2,236	1,398	4,324	2,473

Operating costs and expenses:
Research and development	561	684	1,183	1,629
Selling, general and administrative	1,436	1,346	2,652	2,430

Total operating costs and expenses	1,997	2,030	3,835	4,059

Operating income (loss)	239	(632)	489	(1,586)

Interest income	6	—	7	—
Interest expense	—	(30)	—	(53)
Other income	50	53	100	105

Net income (loss)	$295	$(609)	$596	$(1,534)

Basic net income (loss) per share – Common Stock (Restated – Note 1a)	$0.02	$(0.06)	$0.03	$(0.14)

Basic net income (loss) per share – Preferred Stock – (Restated – Note 1a)	$0.02	$—	$0.03	$—

Diluted net income (loss) per share – (Restated – Note 1a)	$0.01	$(0.06)	$0.03	$(0.14)

Weighted average number of shares – basic
Common Stock	12,689	10,785	12,554	10,778

Preferred Stock (as converted) (Restated – Note 1a)	5,373	—	5,373	—

Weighted average number of shares – diluted – (Restated – Note 1a)	15,191	10,785	14,970	10,778

See accompanying notes to the condensed consolidated financial statements.

(5)

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net income (loss)	$596	$(1,534)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	369	246
Compensation from grant of non-employee stock options	22	—
Grant of warrants	—	310
Gain from sale of assets	—	3
Change in operating assets and liabilities:
Accounts receivable	1,140	683
Inventory	187	(1,456)
Prepaid expenses and other assets	(111)	170
Accounts payable	(230)	(317)
Accrued liabilities	256	(182)

Net cash provided by (used in) operating activities	2,229	(2,083)

Investing Activities:
Purchase of property and equipment	(253)	(406)
Proceeds from sale of property and equipment	—	3
Other investing activities	—	(2)

Net cash used in investing activities	(253)	(405)

Financing Activities:
Repayment of bank financing	—	(280)
Proceeds from issuance of common stock, net of cash expenses	1,153	2,948

Net cash provided by financing activities	1,153	2,668

Net increase in cash and cash equivalents	3,129	180

Cash and cash equivalents at beginning of period	844	274

Cash and cash equivalents at end of period	$3,973	$454

See accompanying notes to condensed consolidated financial statements.

(6)

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops and markets proprietary, high- technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2003, the Company completed its fourth consecutive year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 1,145,000 units of its CCS product through June 2004 to seven customers, Johnson Controls, Inc., Lear Corporation, Bridgewater Interiors, LLC, NHK Spring Company, Ltd., Marubeni Vehicle Corporation, Intier Automotive and Hyundai Motor Company.

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

Note 1a – Restatement

Net income (loss) per share as previously reported was not computed in accordance with Emerging Issues Task Force (“EITF”) Issue 03-06 (see Note 4). EITF was effective for all periods beginning after March 31, 2004. As a result net income (loss) per share has been restated and previously reported and restated amounts are as follows:

Three Months Ended June 30:
	2004		2003
	Restated	Previously Reported	Restated	Previously Reported
Basic net income (loss) per share – Common Stock	$0.02	$0.02	$(0.06)	$(0.06)
Basic net income (loss) per share – Preferred Stock	$0.02	$—	$—	$—
Diluted net income (loss) per share	$0.01	$0.01	$(0.06)	$(0.06)
Weighted average number of shares used for basic:
Common Stock	12,688,677	12,688,677	10,784,960	10,784,960
Preferred Stock	5,373,134	—	5,373,134	—
Weighted average number of shares – diluted	15,190,986	20,564,120	10,784,960	10,784,960

Six Months Ended June 30:

	2004		2003
	Restated	Previously Reported	Restated	Previously Reported
Basic net income (loss) per share – Common Stock	$0.03	$0.05	$(0.14)	$(0.14)
Basic net income (loss) per share – Preferred Stock	$0.03	$—	$—	$—
Diluted net income (loss) per share	$0.03	$0.03	$(0.14)	$(0.14)
Weighted average number of shares used for basic:
Common Stock	12,554,279	12,554,279	10,778,136	10,778,136
Preferred Stock	5,373,134	—	5,373,134	—
Weighted average number of shares – diluted	14,970,088	20,343,222	10,778,136	10,778,136

(7)

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

(8)

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

Note 4 – Net Income (Loss) per Share (Restated)

Basic net income (loss) per share is computed in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” and Emerging Issues Task Force (“EITF”) Issue 03-06. Basic net income (loss) per share – Common Stock is computed by dividing income (loss) available to Common Stock by the weighted average number of shares of Common Stock outstanding. Basic net income (loss) per share – Preferred Stock is computed by dividing the amount of net income allocated to participating Preferred Stock by the weighted average number of shares of Preferred Stock, as assumed converted to Common Stock. Under EITF 03-06, all securities that meet the definition of a participating security should be considered for inclusion in the computation of basic earnings per share using the two-class method. Under the two-class method, earnings per share is calculated as if all the earnings for the period were distributed according to the terms of the securities. EITF 03-06 is effective for all periods beginning after March 31, 2004 and is required to be applied retroactively to all periods presented. The Company’s Series A Preferred Stock is a participating security but it does not participate in a net loss. The Company adopted EITF 03-06 in the second quarter ended June 30, 2004. The income available to Common Stock is derived as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$295	$(609)	$596	$(1,534)
Amount allocated to participating Convertible Preferred Stock	88	—	179	—

Income (loss) available to Common Stock - basic	$207	$(609)	$417	$(1,534)

(9)

The Company’s diluted net income (loss) per share gives effect to all potential common shares outstanding during a period. In computing the diluted net income (loss) per share, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of Common Stock equivalents. The following summarizes the shares included in the dilutive shares as disclosed on the face of the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average number of shares for calculation of basic EPS – Common Stock	12,688,677	10,784,960	12,554,279	10,778,136
Stock options outstanding for 1993 and 1997 Stock Option Plans (1)	573,968	—	540,956	—
Shares of Common Stock issuable upon the exercise of warrants (1)	1,928,340	—	1,874,853	—

Weighted average of shares for calculation of diluted EPS	15,190,985	10,784,960	14,970,088	10,778,136

(1)	For the three and six month periods ended June 30, 2004, stock options for 21,500 shares of Common Stock and warrants for 216,690 shares of Common Stock are excluded from the diluted net income (loss) per share calculation because the related exercise prices are greater than the average Common Stock share price. For the three and six month periods ended June 30, 2003, the Company’s loss per share calculations exclude stock options outstanding for the 1993 and 1997 Stock Option Plans of 1,100,255 and shares of Common Stock issuable upon the exercise of warrants of 4,194,299 because the effect of their inclusion would be anti-dilutive.

Common Stock issuable upon the conversion of Series A Convertible Preferred Stock is excluded from the calculation of diluted net income (loss) per share, as its impact is anti-dilutive.

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

(10)

Note 6 – Segment Reporting

The tables below present segment information about the reported revenues and operating loss of Amerigon for the three and six months ended June 30, 2003 and 2002 (in thousands). Asset information by reportable segment is not reported since management does not produce such information.

For the Three Months Ended June 30,	CCS	BSST (1)	Reconciling Items		As Reported
2004
Revenue	$8,630	$—	$—		$8,630
Operating Income (Loss)	1,744	(69)	(1,436	)(2)	239
2003
Revenue	5,644	—	—		5,644
Operating Income (Loss)	786	(72)	(1,346	)(2)	(632)

(1)	BSST LLC is a subsidiary of the Company. BSST’s operating loss for the three months ended June 30, 2004 and 2003 is net of $359,000 and $246,000, respectively, of reimbursable developmental funding.
(2)	Represents selling, general and administrative costs of $1,424,000 and $1,334,000, respectively, and depreciation expense of $12,000 and $12,000, respectively, for the three months ended June 30, 2004 and 2003.

For the Six Months Ended June 30,	CCS	BSST (1)	Reconciling Items		As Reported
2004
Revenue	$17,591	$—	$—		$17,591
Operating Income (Loss)	3,277	(136)	(2,652	)(2)	489
2003
Revenue	10,890	—	—		10,890
Operating Income (Loss)	1,102	(258)	(2,430	)(2)	(1,586)

(1)	BSST LLC is a subsidiary of the Company. BSST’s operating loss for the six months ended June 30, 2004 and June 30, 2003 is net of $635,000 and $246,000, respectively, of reimbursable developmental funding.
(2)	Represents selling, general and administrative costs of $2,628,000 and $2,406,000, respectively, and depreciation expense of $24,000 and $24,000, respectively, for the six months ended June 30, 2004 and 2003.

(11)

Product revenue information by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	$6,264	$4,669	$13,183	$9,221
Asia	2,366	975	4,408	1,669

Total Product Revenues	$8,630	$5,644	$17,591	$10,890

Product revenue information by geographic area, as a percent of total product revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	73%	83%	75%	85%
Asia	27%	17%	25%	15%

Total Product Revenues	100%	100%	100%	100%

Note 7 – Accrued Liabilities

Details of accrued liabilities (in thousands):

	June 30, 2004	December 31, 2003
Accrued salaries	$167	$137
Accrued bonus	150	—
Accrued vacation	212	209
Accrued warranty	189	145
Other accrued liabilities	405	377

Total accrued liabilities	$1,123	$868

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

(12)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$295	$(609)	$596	$(1,534)
Value of stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(97)	(61)	(164)	(120)

Pro forma net income (loss)	$198	$(670)	$432	$(1,654)

Income (loss) per share:
Basic – as reported (Restated – Note 1a)	$0.02	$(0.06)	$0.03	$(0.14)
Basic – pro forma	$0.01	$(0.06)	$0.03	$(0.15)
Diluted – as reported (Restated – Note 1a)	$0.01	$(0.06)	$0.02	$(0.14)
Diluted – pro forma	$0.01	$(0.06)	$0.02	$(0.15)

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

(13)

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

(14)

PART II

OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer filed with original 10-QSB on August 9, 2004

31.2	Rule 13a-14(a) Certification of Chief Financial Officer filed with original 10-QSB on August 9, 2004

31.3	Rule 13a-14(a) Certificate of Chief Executive Officer filed with 10-QSB/A Amendment 1

31.4	Rule 13a-14(a) Certification of Chief Financial Officer filed with 10-QSB/A Amendment 1

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with original 10-QSB on August 9, 2004

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with original 10-QSB on August 9, 2004

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Acto fo 2002, filed with 10-QSB/A Amendment No. 1

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with 10-QSB/A Amendment No. 1

(b) Reports on Form 8-K

We furnished a Current Report on Form 8-K on May 7, 2004, reporting under Item 12 that on May 5, 2004, we announced our financial results for our first quarter ended March 31, 2004 and certain other information.

(15)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/s/ Daniel R. Coker
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: November 10, 2004

/s/ Barry G. Steele
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2004

(16)

Exhibit Index

31.3	Rule 13a-14(a) Certification of Chief Executive Officer.

31.4	Rule 13a-14(a) Certification of Chief Financial Officer.

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(17)