Form 10QSB
period 2004-09-30
AMERIGON INC
filed 2004-11-10
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At November 10, 2004, the registrant had 14,693,251 shares of Common Stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

AMERIGON INCORPORATED

(2)

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current Assets:
Cash & cash equivalents	$6,227	$844
Accounts receivable, less allowance of $56 and $56, respectively	5,613	5,882
Inventory	2,247	2,498
Prepaid expenses and other assets	285	224

Total current assets	14,372	9,448
Property and equipment, net	1,343	1,300
Deferred exclusivity fee	73	293
Patent costs, net of accumulated amortization of $5 and $4, respectively	270	193

Total assets	$16,058	$11,234

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,583	$4,258
Accrued liabilities	1,170	868
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	4,953	5,326
Deferred manufacturing agreement – long term portion	1,100	1,250
Minority interest in subsidiary	—	19

Total liabilities	6,053	6,595

Shareholders’ equity:
Convertible Preferred Stock:
Series A – no par value; convertible; 9,000 shares authorized, 9,000 issued and outstanding at September 30, 2004 and December 31, 2003; liquidation preference of $11,520 at September 30, 2004 and December 31, 2003.	8,267	8,267
Common Stock:
No par value; 30,000,000 shares authorized, 14,692,001 and 12,411,000 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	51,300	46,758
Paid-in capital	20,202	20,180
Accumulated deficit	(69,764)	(70,566)

Total shareholders’ equity	10,005	4,639

Total liabilities and shareholders’ equity	$16,058	$11,234

See accompanying notes to the condensed consolidated financial statements.

(3)

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Product revenues	$7,331	$9,210	$24,922	$20,100
Cost of sales	5,387	7,414	18,654	15,831

Gross margin	1,944	1,796	6,268	4,269

Operating costs and expenses:
Research and development	542	602	1,725	2,231
Selling, general and administrative	1,284	1,387	3,936	3,817

Total operating costs and expenses	1,826	1,989	5,661	6,048

Operating income (loss)	118	(193)	607	(1,779)
Interest income	19	—	26	—
Interest expense	—	(9)	—	(62)
Other income	69	56	169	161

Net income (loss)	$206	$(146)	$802	$(1,680)

Basic earnings (loss) per share – Common Stock	$0.01	$(0.01)	$0.04	$(0.15)

Basic earnings (loss) per share – Convertible Preferred Stock	$0.01	$—	$0.04	$—

Diluted earnings (loss) per share	$0.01	$(0.01)	$0.04	$(0.15)

Weighted average number of shares – basic
Common Stock	14,225	12,064	13,115	11,212

Convertible Preferred Stock (as converted)	5,373	—	5,373	—

Weighted average number of shares – diluted	15,405	12,064	14,432	11,212

See accompanying notes to the condensed consolidated financial statements.

(4)

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net income (loss)	$802	$(1,680)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	538	388
Compensation from grant of non-employee stock options	22	—
Other non cash income	(19)	—
Grant of warrants	—	470
Gain from sale of assets	—	(3)
Change in operating assets and liabilities:
Accounts receivable	269	(2,580)
Inventory	251	(843)
Prepaid expenses and other assets	(60)	151
Accounts payable	(676)	1,161
Accrued liabilities	303	128

Net cash provided by (used in) operating activities	1,430	(2,808)

Investing Activities:
Purchase of property and equipment	(512)	(440)
Patent costs	(77)	—
Proceeds from sale of property and equipment	—	3
Other investing activities	—	(2)

Net cash used in investing activities	(589)	(439)

Financing Activities:
Repayment of bank financing	—	(144)
Proceeds from issuance of Common Stock, net of cash expenses	4,542	3,161

Net cash provided by financing activities	4,542	3,017

Net increase (decrease) in cash and cash equivalents	5,383	(230)
Cash and cash equivalents at beginning of period	844	274

Cash and cash equivalents at end of period	$6,227	$44

See accompanying notes to condensed consolidated financial statements.

(5)

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops and markets proprietary, high-technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2003, the Company completed its fourth consecutive year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 1,260,000 units of its CCS product through September 2004 to seven customers: Johnson Controls, Inc., Lear Corporation, Bridgewater Interiors, LLC, NHK Spring Company, Ltd., Marubeni Vehicle Corporation, Intier Automotive and Hyundai Motor Company.

In 2003, the Company launched a newly designed and more efficient version of its CCS that incorporates its new Micro Thermal Module™ technology. This new generation CCS system, which is based on the Company’s proprietary thermoelectric technology device, is smaller, lighter, quieter and more versatile than its predecessor.

The Company has an 85% interest in BSST LLC (“BSST”). BSST is engaged in a program to improve the efficiency of thermoelectric devices and to develop, market and distribute new products based on this technology.

Note 2 – Basis of Presentation and Summary of Certain Accounting Policies

The accompanying condensed consolidated financial statements as of September 30, 2004, reflect the consolidated financial position and consolidated operating results of the Company, BSST and Amerigon Asia Pacific Inc., a wholly owned subsidiary. Intercompany accounts have been eliminated in consolidation. These financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations for the nine-month period ended September 30, 2004, are not necessarily indicative of the operating results for the full year.

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering, as well as other equity and debt financing. At September 30, 2004, the Company had cash and cash equivalents of $6,227,000 and working capital of $9,419,000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

(6)

Note 3 – Inventory / Outsourcing of Production / Related Party Transaction

Details of inventory by category, in thousands:

	September 30, 2004	December 31, 2003
Raw Material	$1,795	$1,960
Finished Goods	452	538

Total Inventory	$2,247	$2,498

The Company has outsourced production of the CCS product for its North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., an affiliate of the managing member of Big Beaver Investments LLC (one of the Company’s three major shareholders). In addition to the assembly labor operation, the Company purchases various components from Millennium. As of September 30, 2004, the components held at this supplier’s plant are reported as raw material inventory. Completed CCS systems held at the supplier’s plant before shipment to the customer are reported as finished goods inventory. For the quarter ended September 30, 2004, purchases from this supplier totaled $980,000 with an accounts payable balance of $580,000 as of such date.

In June 2003, the Company began shipping a new generation of the CCS product from a second contract manufacturer, Ferrotec Corporation (“Ferrotec”) located in Hangzhou, China. In addition, the Company purchases thermoelectric devices from Ferrotec. For the quarter ended September 30, 2004, purchases from this supplier totaled $1,668,000 with an accounts payable balance of $1,258,000 as of such date. Ferrotec owns 1,200,000 shares of the Company’s Common Stock as of September 30, 2004.

Note 4 –Earnings (Loss) per Share

Basic earnings (loss) per share is computed in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” and Emerging Issues Task Force (“EITF”) Issue 03-06. Basic earnings (loss) per share – Common Stock is computed by dividing income (loss) available to Common Stock by the weighted average number of shares of Common Stock outstanding. Basic net income (loss) per share – Convertible Preferred Stock is computed by dividing the amount of net income allocated to participating Convertible Preferred Stock by the weighted average number of shares of Preferred Stock, as assumed converted to Common Stock. Under EITF 03-06, all securities that meet the definition of a participating security should be considered for inclusion in the computation of basic earnings per share by using the two-class method. Under the two-class method, earnings per share is calculated as if all of the earnings for the period were distributed according to the terms of the securities. EITF 03-06 is effective for all periods beginning after March 31, 2004 and is required to be applied retroactively to all periods presented. The Company’s Series A Convertible Preferred Stock is a participating security but it does not participate in a net loss. The Company adopted EITF 03-06 in the second quarter ended June 30, 2004. The income (loss) available to Common Stock is derived as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$206	$(146)	$802	$(1,680)
Amount allocated to participating Convertible Preferred Stock	56	—	234	—

Income (loss) available to Common Stock - basic	$150	$(146)	$568	$(1,680)

(7)

The Company’s diluted earnings (loss) per share gives effect to all potential common shares outstanding during a period. In computing the diluted earnings (loss) per share, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of Common Stock equivalents. The following summarizes the shares included in the dilutive shares as disclosed on the face of the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average number of shares for calculation of basic EPS – Common Stock	14,224,922	12,064,000	13,115,225	11,212,000
Stock options outstanding for 1993 and 1997 Stock Option Plans (1)	428,534	—	501,065	—
Shares of Common Stock issuable upon the exercise of warrants (1)	751,578	—	815,645	—

Weighted average of shares for calculation of diluted EPS	15,405,034	12,064,000	14,431,935	11,212,000

(1)	For the three and nine month periods ended September 30, 2004, stock options for 375,500 and 294,500 shares of Common Stock, respectively and warrants for 404,690 shares of Common Stock are excluded from the diluted earnings (loss) calculation because the related exercise prices are greater than the average Common Stock share price. For the three and nine month periods ended September 30, 2003, the Company’s loss per share calculations exclude stock options outstanding for the 1993 and 1997 Stock Option Plans of 1,088,505 and shares of Common Stock issuable upon the exercise of warrants of 4,073,863 because the effect of their inclusion would be anti-dilutive.

Common Stock issuable upon the conversion of Series A Convertible Preferred Stock is excluded from the calculation of diluted earnings (loss) per share, as its impact is anti-dilutive.

The Company’s Series A Convertible Preferred Stock is a participating security as defined in EITF 03-06. EITF 03-06 is effective for all periods beginning after March 31, 2004. The Company adopted EITF 03-06 in the second quarter ended June 30, 2004.

(8)

Note 5 – Research and Development Expense

The following table details research and development expense by division, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Research and development expense:
Amerigon programs	$496	$511	$1,543	$1,882
BSST programs (1)	46	91	182	349

Total research and development expense	$542	$602	$1,725	$2,231

(1)	BSST expense for the three and nine months ended September 30, 2004, is net of $324,000 and $959,000, respectively, of reimbursement for developmental expense. BSST expense for the three and nine months ended September 30, 2003, is net of $266,000 and $512,000, respectively, of reimbursement for developmental expense.

Note 6 – Segment Reporting

The tables below present segment information about the reported revenues and operating loss of the Company for the three and nine months ended September 30, 2004 and 2003 (in thousands). Asset information by reportable segment is not reported since management does not produce such information.

For the Three Months Ended September 30,	CCS	BSST (1)	Reconciling Items		As Reported
2004
Revenue	$7,331	$—	$—		$7,331
Operating Income (Loss)	1,448	(46)	(1,284	)(2)	118

2003
Revenue	9,210	—	—		9,210
Operating Income (Loss)	1,285	(91)	(1,387	)(2)	(193)

(1)	BSST’s operating loss for the three months ended September 30, 2004 and 2003, is net of $324,000 and $266,000, respectively, of reimbursable developmental funding.
(2)	Represents selling, general and administrative costs of $1,266,000 and $1,375,000, respectively, and depreciation expense of $18,000 and $12,000, respectively, for the three months ended September 30, 2004 and 2003.

(9)

For the Nine Months Ended September 30,	CCS	BSST (1)	Reconciling Items		As Reported
2004
Revenue	$24,922	$—	$—		$24,922
Operating Income (Loss)	4,725	(182)	(3,936	)(2)	607

2003
Revenue	20,100	—	—		20,100
Operating Income (Loss)	2,387	(349)	(3,817	)(2)	(1,779)

(1)	BSST’s operating loss for the nine months ended September 30, 2004 and September 30, 2003, is net of $959,000 and $512,000, respectively, of reimbursable developmental funding.
(2)	Represents selling, general and administrative costs of $3,894,000 and $3,781,000, respectively, and depreciation expense of $42,000 and $36,000, respectively, for the nine months ended September 30, 2004 and 2003.

Product revenue information by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States	$5,300	$6,980	$18,483	$16,200
Asia	2,031	2,230	6,439	3,900

Total Product Revenues	$7,331	$9,210	$24,922	$20,100

Product revenue information by geographic area, as a percent of total product revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States	72%	76%	74%	81%
Asia	28%	24%	26%	19%

Total Product Revenues	100%	100%	100%	100%

(10)

Note 7 – Accrued Liabilities

Details of accrued liabilities (in thousands):

	September 30, 2004	December 31, 2003
Accrued salaries	$67	$137
Accrued bonus	265	—
Accrued vacation	206	209
Accrued warranty	207	145
Other accrued liabilities	425	377

Total accrued liabilities	$1,170	$868

Note 8 – Accounting for Stock-Based Compensation

The Company issues options to key employees under its 1993 and 1997 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2004 and 2003, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$206	$(146)	$802	$(1,680)
Value of stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(113)	(39)	(506)	(359)

Pro forma net income (loss)	$93	$(185)	$296	$(2,039)

Earnings (loss) per share:
Basic – Common Stock – as reported	$0.01	$(0.01)	$0.04	$(0.15)
Basic – Common Stock – pro forma	$0.00	$(0.02)	$0.02	$(0.18)
Diluted – as reported	$0.01	$(0.01)	$0.04	$(0.15)
Diluted – pro forma	$0.00	$(0.02)	$0.01	$(0.18)

Note 9 – Financing

On December 29, 2003, the Company extended its existing accounts receivable-based credit line with Comerica Bank to fund future working capital requirements. Under the Revolving Credit Line, the Company may borrow the lesser of $3,000,000 or the Borrowing Formula (80% of eligible accounts receivable up to 90 days from invoice date). At September 30, 2004, $3,000,000 was available and

(11)

unused under the Revolving Credit Line. The Revolving Credit Line bears interest of Comerica Bank’s prime rate (4.75% at September 30, 2004), which is accrued and charged monthly. The Revolving Credit Line is collaterized by all of the Company’s and BSST’s assets and expires on June 30, 2005.

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

As part of the VPA, the Company granted to Ford warrants exercisable for Common Stock. A warrant for the right to purchase 82,197 shares of Common Stock at an exercise price of $2.75 per share was issued and fully vested on March 27, 2000. An additional warrant for the right to purchase 26,148 shares of Common Stock at an exercise price of $2.75 per share was issued and fully vested on September 29, 2000, to reflect a certain anti-dilution adjustment in favor of Ford and required by the VPA. Additional warrants are to be granted and vested based upon annual and cumulative purchases by Ford’s Tier 1 suppliers of a specified number of CCS units throughout the length of the VPA.

In 2003, Ford earned an additional warrant for 216,690 shares of Common Stock at an exercise price of $5.75. The fair value of the warrant of $676,000 was determined using a Black-Scholes valuation model. This non-cash charge was recorded as a selling expense of $310,000, $160,000 and $206,000 for each quarter ended June 30, 2003, September 30, 2003 and December 31, 2003, respectively. This warrant was issued on February 4, 2004, and has a expiration date five years from date of issuance.

(12)

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We design, develop and market proprietary, high-technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2003, we completed our fourth consecutive year of producing and selling our Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. We have shipped more than 1,260,000 units of our CCS product through September 2004 to seven customers: Johnson Controls, Inc., Lear Corporation, Bridgewater Interiors, LLC, NHK Spring Company, Ltd., Marubeni Vehicle Corporation, Intier Automotive and Hyundai Motor Company.

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

Results of Operations

Third Quarter 2004 Compared with Third Quarter 2003

Revenues. Product revenues for the three months ended September 30, 2004 (“Third Quarter 2004”), were $7,331,000 compared with revenues of $9,210,000 for the three months ended September 30, 2003 (“Third Quarter 2003”). This decrease of $1,879,000, or 20%, is primarily due to a decrease in orders from our customers on existing programs. Third Quarter 1993 product revenues included shipments of a large number of CCS systems to General Motors and its seat manufacturers on newly launched vehicles including the Cadillac Sedan DeVille and the Cadillac Escalade ESV which were needed to meet the customer’s launch requirements. In the Third Quarter of 1994, the shipments of CCS systems for these vehicles occurred at a more normal selling rate. Additionally, car manufacturers significantly reduced their production schedules for new vehicles, including those vehicles equipped with the CCS System, during the Third Quarter 2004 in order to adjust their inventory levels to match overall lower market demand for new vehicles in 2004. These decreases were offset partially by the addition of our CCS product as an option since the Third Quarter 2003 on the Cadillac Escalade ESV, Nissan Cima and Nissan Gloria vehicle lines. Unit shipments decreased to 115,000 units for the period ended September 30, 2004, compared with 135,000 units for the same period a year prior. Notwithstanding this decrease, we believe that volume will be up more than 10% in calendar 2004, compared to calendar 2003. Currently 15 vehicle lines from five major automotive manufacturers offer our CCS product compared with 12 vehicle models and five manufacturers in the Third Quarter of 2003.

Cost of Sales. Cost of sales decreased to $5,387,000 in 2004 (73%, as a percentage of sales) from $7,414,000 in 2003 (80%, as a percentage of sales). This decrease of $2,027,000, or 27%, is attributable to the 20% decrease in related revenues offset partially by a favorable change in the mix of products sold.

(13)

Research and Development Expenses. Research and development expenses decreased to $542,000 in the Third Quarter 2004 from $602,000 in the Third Quarter 2003. This $60,000 decrease was due primarily to an increase in reimbursement for development efforts of our BSST LLC (“BSST”) subsidiary (see Note 5 of the condensed consolidated financial statements) and lower prototype costs associated with our next generation of CCS design.

We group development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased to $1,284,000 in 2004 compared with $1,387,000 in 2003. This $103,000, or 7%, decrease is due to a charge of $160,000 recorded in 2003 relating to the Value Participation Agreement (“VPA”) with the Ford Motor Company warrant valuation (see Note 10 of the consolidated financial statements) and $140,000 in costs in 2003 associated with the planned preproduction and launch costs at a contract manufacturer’s assembly plant in Mexico. These decreases were partially offset by a projected payment of an earnings-based management bonus, the commencement of cash compensation to the Board of Directors and higher wages and benefits associated with headcount added to support domestic, Asian and European marketing efforts.

Interest Expense. We had no interest expense for the Third Quarter 2004 compared with $9,000 for the Third Quarter 2003. The decrease resulted from having no outstanding borrowing under our credit line during the three months ended September 30, 2004, compared with an average outstanding balance of $544,000 during the comparable period in 2003.

Nine Months Ending 2004 Compared with Nine Months Ending 2003

Revenues. Revenues for the nine months ended September 30, 2004 (“YTD 2004”) were $24,922,000 as compared with revenues of $20,100,000 for the nine months ended September 30, 2003 (“YTD 2003”). This increase of $4,822,000, or 24%, is primarily due to the addition of our CCS product as an option since the fourth quarter of 2003 on the Cadillac Escalade ESV and Nissan Gloria and the effect of a full year of production for vehicles which added the CCS product as an option during YTD 2003 including the Mercury Monterey, Cadillac XLR, Cadillac DeVille, Hyundai Equus and Nissan Cima vehicle lines. During YTD 2004, unit shipments rose to 388,000 units compared with 307,000 units for 2003.

Cost of Sales. Cost of sales increased to $18,654,000 in YTD 2004 (75%, as a percentage of sales) from $15,831,000 in YTD 2003 (79%, as a percentage of sales). This increase of $2,823,000, or 18%, reflects a 24% increase in related revenues offset partially by a favorable change in the mix of products sold.

Research and Development Expenses. Research and development expenses decreased to $1,725,000 in YTD 2004 from $2,231,000 in YTD 2003. This $506,000 decrease was due primarily to an increase in reimbursement for development efforts of our BSST subsidiary for YTD 2004 compared with YTD 2003 (see Note 5 of the Condensed Consolidated Financial Statements) and lower prototype costs associated with our next generation of CCS design.

(14)

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,936,000 in YTD 2004 compared to $3,817,000 in YTD 2003. This $119,000 increase is net of a $470,000 charge in YTD 2003 relating to the VPA (see Note 10 of the Condensed Consolidated Financial Statements). Excluding this charge, the increase in SG&A was $589,000 and reflected projected payment of an earnings-based management bonus, the commencement of cash compensation to the Board of Directors and higher wages and benefits associated with headcount added to support domestic, Asian and European marketing efforts.

Interest Expense. We had no interest expense for YTD 2004 compared with $62,000 for YTD 2003. The decrease resulted from having no outstanding borrowing under our credit line during the YTD 2004, compared with an average outstanding balance of $1,057,000 during the comparable period in 2003.

Liquidity and Capital Resources

As of September 30, 2004, we had working capital of $9,419,000. As of September 30, 2004, our cash and cash equivalents increased to $6,227,000 from $844,000 at December 31, 2003. Cash provided by operating activities during YTD 2004 was $1,430,000 and was attributable to net income, net of depreciation and amortization of $538,000 and the decrease in operating assets and liabilities of $87,000, primarily due to lower accounts receivable and inventory balances at September 30, 2004, compared with the previous year end. Cash used by operations during YTD 2003 was $2,808,000. The favorable operating cash flows for YTD 2004 as compared with YTD 2003 is due to the net income during YTD 2004 as compared to a net loss for YTD 2003 and the decrease in operating assets and liabilities during YTD 2004 as compared with an increase in YTD 2004. This higher investment in operating assets and liabilities during 2003 reflects the substantial amount of sales growth during the third quarter of 2003 as compared with that of the fourth quarter of 2002.

Cash used in investing activities amounted to $589,000, reflecting the purchase of tooling and equipment and cost of new patent application filings. Financing activities provided $4,542,000 from the exercise of warrants.

We have, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year. Potential incentive and option agreements for BSST management could reduce our 85% ownership interest to 75% over time if all incentive targets are achieved and all of the authorized options are awarded to BSST management and employees.

For the quarter ended September 30, 2004, we posted our fourth consecutive quarterly profit. We expect to continue to operate at a profit at average sales volumes comparable to or better than that of the third quarter. We are working with many automobile manufacturers for future introduction of our CCS technology, but there is no guarantee these manufacturers will introduce our products.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering, as well as other equity and debt financings.

Warrants issued in conjunction with the 2002 Private Placement (the “2002 Warrants”) provide that, in the event the closing bid price of a share of Common Stock of the Company exceeds $4.00 for twenty consecutive trading sessions, the Company may call such warrants upon 30 days prior written notice at a redemption price equal to $0.01 per share of Common Stock then purchasable pursuant to such warrants. Notwithstanding the Company’s exercise of its call right described above, the holders of the 2002 Warrants may exercise such warrants prior to the end of such 30 day notice period at the exercise

(15)

price per share of $2.00. In recognition of the voluntary exercise of a portion of the 2002 Warrants on June 27, 2003, we previously agreed to forebear exercising our call right described above until the end of a twelve-month period beginning on June 27, 2003. For twenty consecutive trading sessions ending September 10, 2003, the closing bid price of a share of Common Stock of the Company exceeded $4.00 per share. On June 24, 2004, we agreed to further forebear exercising our call rights until after January 31, 2005, with respect to the 710,301 of 2002 Warrants held by Big Beaver Investments LLC, one of our three largest shareholders (“Big Beaver”), in exchange for an agreement from Big Beaver to limit its sale of shares of our Common Stock through December 31, 2004. Shortly after June 26, 2004, we exercised our call rights with respect to all of the 2002 Warrants not held by Big Beaver. Consequently, on July 26, 2004, 1,708,350 of the warrants were exercised by their holder with total proceeds to the Company of $3,417,000.

Related Party Transactions

We have outsourced production of our CCS product for our North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., an affiliate of the managing member of Big Beaver Investments LLC (one of our three major shareholders). In addition to the assembly labor operation, we purchase various injection molded components from Millennium. Purchases of labor services and components were $980,000 for the quarter ended September 30, 2004 and $529,000 for the quarter ended September 30, 2003.

We purchase thermoelectric devices from and have outsourced a portion of our production to Ferrotec Corporation (“Ferrotec”). Ferrotec owns 1,200,000 shares of our Common Stock as of September 30, 2004. Purchases of labor and services and components from Ferrotec were $1,668,000 for the quarter ended September 30, 2004 and $1,670,000 for the quarter ended September 30, 2003.

Exposure to Market Risk

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio and our debt obligations under our revolving line of credit. We place our investments in debt instruments of the U.S. government and in high-quality corporate issuers. We seek to ensure the safety and preservation of our invested funds by limiting default risk and market risk. Our borrowings under the revolving line of credit bear interest at Comerica Bank’s prime rate (4.75% at September 30, 2004). As of September 30, 2004, there were no borrowings outstanding under that line of credit. We have no current investments or transactions denominated in foreign country currencies and therefore are not subject to foreign exchange risk. Except as described above, there have been no material changes with respect to market risk since the Form 10-QSB was filed for our quarter ended June 30, 2004.

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

(16)

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

RISK FACTORS

Risks Relating to our Business

We are only in the early stage of commercialization and marketing of our products and our sales may not significantly increase

Although we began operations in 1991, we have only engaged in the commercial manufacturing and marketing of our products since 1999. In December 1997, we received our first production orders for our CCS product, but shipments of production units in 1998 were very small. We had product revenues of $29,042,000 in 2003, $15,271,000 in 2002, and $6,447,000 in 2001. In 1998, we were selected by Ford to supply our CCS product to Johnson Controls for installation in the 2000 model year Lincoln Navigator and our CCS product was selected by the Toyota Motor Corporation to supply NHK Spring Company, Ltd. for installation in the 2001 model year Lexus LS 430 and Toyota Celsior luxury automobiles. In 2002 we added the Ford Expedition SUV, Lincoln Aviator SUV and LS luxury automobile and Infiniti Q45 and M45 luxury automobiles. In 2003, we added the Mercury Monterey mini van, the Cadillac XLR luxury roadster, the Cadillac DeVille luxury sedan, the Cadillac Escalade ESV SUV, the Hyundai Equus luxury sedan and the Nissan Cima luxury sedan. In 2004, our CCS product is currently being offered as an optional feature on these vehicles. There can be no assurance that additional vehicle platforms will use our CCS product, that sales will significantly increase or that we will remain profitable.

We have incurred substantial operating losses since our inception

We have incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of September 30, 2004, we had accumulated deficits since inception of $69,764,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33.0 million of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At September 30, 2004, we had cash and cash equivalents of $6,227,000 and net working capital of $9,419,000. Based on our current operating plan, we believe cash at September 30, 2004, along with the proceeds from future revenues, warrant exercises and borrowings from our $3 million accounts receivable-based financing, will be sufficient to meet operating needs for the foreseeable future.

(17)

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

We do not anticipate additional financing in the future

We had experienced negative cash flow from operations since our inception through the third quarter of 2003 and have expended, and expect to continue to expend, substantial funds to continue our development and marketing efforts. We had negative cash flows from operations of $1,867,000 in 2003, $6,942,000 in 2002, and $6,696,000 in 2001. We have generated positive quarterly cash flow from operations of $941,000 for the quarter ended December 31, 2003, $1,430,000 for the nine months ended September 30, 2004.

Based on our current operating plans, we believe that cash at September 30, 2004, along with proceeds from future revenues, warrant exercises and borrowings from our $3 million accounts receivable-based financing will be sufficient to meet operating needs for the foreseeable future. Although the actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control, we do not anticipate the need for additional financing.

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

(18)

The outsourcing of production to other countries entails risks of production interruption and unexpected costs

Through 2002, we had been engaged in manufacturing in California for three years, producing moderate quantities of product. We have completed the outsourcing of production to lower cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. The shift of the 1st generation production for North American and Asian platforms to a supplier plant in Chihuahua, Mexico and the 2nd generation of production to Shanghai, China, entails risk of production interruption and unexpected costs due to the extended logistics.

Automobile manufacturers demand on-time delivery of quality products, and some have required the payment of substantial financial penalties for failure to deliver components to their plants on a timely basis. Such penalties, as well as costs to avoid them, such as working overtime and overnight air freighting of parts that normally are shipped by other less expensive means of transportation, could have a material adverse effect on our business and financial condition. Moreover, the inability to meet demand for our products on a timely basis would materially adversely affect our reputation and prospects.

We may not be able to persuade potential customers of the merits of our products and justify their costs to increase our sales

Because of the sophisticated nature and early stage of development of our products, we will be required to educate potential customers and demonstrate that the merits of our products justify the costs associated with such products. We have relied on, and will continue to rely on, automobile manufacturers and their dealer networks to market our products. The success of any such relationship will depend in part on the other party’s own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and/or marketed by any such party. There can be no assurance that we will be able to continue to market our products successfully so as to generate meaningful product sales increases.

The sales cycle for our products is lengthy and the lengthy cycle impedes growth in our sales

The sales cycle in the automotive components industry is lengthy and can be as long as four years or more for products that must be designed into a vehicle, because some companies take that long to design and develop a vehicle. Even when selling parts that are neither safety-critical nor highly integrated into the vehicle, there are still many stages that an automotive supply company must go through before achieving commercial sales. The sales cycle is lengthy because an automobile manufacturer must develop a high degree of assurance that the products it buys will meet customer needs, interface as easily as possible with the other parts of a vehicle and with the automobile manufacturer’s production and assembly process, and have minimal warranty, safety and service problems. As a result, from the time that a manufacturer develops a strong interest in our CCS product, it normally will take several years before our CCS product is available to consumers in that manufacturer’s vehicles.

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

(19)

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

Any failure to protect our intellectual property could harm our business and competitive position

As of September 30, 2004, we owned twelve U.S. patents and had four U.S. patents pending and our subsidiary BSST owned five U.S. patents, and had seven U.S. patents pending and twenty one foreign patents pending. We were also licensees of three patents and joint owners with Honda Motor Co. of two U.S. patents and five Japanese patent applications. We also owned twenty four foreign patents and had twelve foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992, with respect to technology similar to our CCS technology. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties and must continue to comply with those licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

(20)

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

Our customers typically reserve the right unilaterally to cancel contracts or reduce prices, and the exercise of such right could reduce or eliminate any financial benefit to us anticipated from such contract

Automotive customers typically reserve the right unilaterally to cancel contracts completely or to require price reductions. Although they generally reimburse companies for actual out-of-pocket costs incurred with respect to the particular contract up to the point of cancellation, these reimbursements typically do not cover costs associated with acquiring general purpose assets such as facilities and capital

(21)

equipment, and may be subject to negotiation and substantial delays in receipt by us. Any unilateral cancellation of, or price reduction with respect to, any contract that we may obtain could reduce or eliminate any financial benefits anticipated from such contract and could have a material adverse effect on our financial condition and results of operations. To date, no such costs have been reimbursed.

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

Our business exposes us to potential product liability risks

Our business exposes us to potential product liability risks which are inherent in the manufacturing, marketing and sale of automotive components. In particular, there are substantial warranty and liability risks associated with our products. If available, product liability insurance generally is expensive. While we presently have product liability coverage and product recall coverage at amounts we currently consider adequate, there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms with respect to other products we may develop, or that any insurance obtained will provide adequate protection against any potential liabilities. In the event of a successful claim against us, a lack or insufficiency of insurance coverage could have a material adverse effect on our business and operations.

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

Risks Relating to Share Ownership

Our significant shareholders control the company

Big Beaver Investments LLC and Westar Capital II LLC each own 4,500 shares of Convertible Preferred Stock, which are convertible into Common Stock at an initial conversion price of $1.675 per common share. Combined, Big Beaver and Westar have the right to elect a majority of our directors. Big Beaver and Westar each has preemptive rights on future financings, so as to maintain their percentage ownership and have registration rights. Based upon the terms of the Convertible Preferred Stock, Big Beaver and Westar together in the aggregate held approximately 37% of our common equity (on an as-converted basis, excluding options and warrants), as of September 30, 2004.

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

The Convertible Preferred Stock of the Company, which is outstanding, confers upon its holders the right to elect five members of the Board of Directors while the holders of Common Stock have the right to elect two members of the Board of Directors. In addition, the Convertible Preferred Stock will vote together with the shares of Common Stock on most matters submitted to shareholders. As of September 30, 2004, the holders of the Convertible Preferred Stock had approximately 37% of our voting shares and had the ability to approve or prevent any subsequent change of control.

(23)

In addition, our Board of Directors has the authority to issue up to 5,000,000 shares of Convertible Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Convertible Preferred Stock that may be issued in the future. The issuance of Convertible Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

(24)

ITEM 3

CONTROLS AND PROCEDURES

Management, including the Company’s President & Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended September 30, 2004. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(25)

PART II

OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

32.1	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We furnished a Current Report on Form 8-K on August 5, 2004, reporting under Item 12 that on August 4, 2004, we announced our financial results for our third quarter ended September 30, 2004 and certain other information.

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