Form 10-K
period 2004-12-31
AMERIGON INC
filed 2005-03-24
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2004, was $25,402,000. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the Common Stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant. As of March 21, 2005, there were 15,511,020 issued and outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2005 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III.

AMERIGON INCORPORATED

PART I

ITEM 1.    BUSINESS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers. In 2004, we completed our fifth full year of producing and selling our Climate Control Seat™ (“CCS™” or “CCS”) product, which provides year-round comfort by providing both active heating and cooling to seat occupants. Since we started commercial production, we have shipped more than 1,373,000 units of our CCS product to seven customers, Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Lear Corporation (“Lear”), Johnson Controls, Inc., Marubeni Vehicle Corporation, Intier Automotive and Hyundai Motor Company. Our CCS product is currently offered as an optional feature on 15 automobile models.

In 2003, the Company launched a newly designed and more efficient version of its CCS that incorporates its new Micro Thermal Module™ (“MTM™” or “MTM”) technology. This new generation CCS system, which is based on the Company’s proprietary thermoelectric device (“TED”) technology, is smaller, lighter, quieter and more versatile than its predecessor.

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

Business Strategy

Our strategy is to build upon our existing relationships with automobile manufacturers and their suppliers and to become the leading provider of climate-controlled seating to the automotive marketplace. Our strategy includes the following key elements:

•	Continuing to encourage automobile manufacturers to specify that their seat suppliers install our CCS product;

•	Working with first tier seat suppliers to offer our product to their customers;

•	Completing development of the next generation of the CCS that incorporates the MTM technology;

•	Increasing global penetration with automotive companies;

•	Continuing to expand our intellectual property; and

•	Develop TED–based products in partnership with capable sectoral partners using proprietary, significantly more efficient TED’s through our subsidiary, BSST LLC (“BSST”).

Products

Climate Control Seat

Our CCS product utilizes exclusive licensed and patented technology, as well as several of our own patents, on a variable temperature seat climate control system to enhance the comfort of vehicle passengers. We have additional patents pending for further improvements we have made to the CCS and TED technology. Our CCS product uses one or more solid-state TEDs, which generate heating or cooling depending upon the polarity of the current applied to the device.

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

Since each vehicle model’s seats are different, we must tailor the CCS components to meet each seat design. In the past five years, we have supplied prototype seats containing our CCS product to virtually every major automobile manufacturer and seat supplier. If a manufacturer wishes to integrate our CCS product into a seat, it provides us with automotive seats to be modified so that we can install a unit in a prototype. The seat is then returned to the manufacturer for evaluation and testing. If a manufacturer accepts our CCS product, a program can then be launched for a particular model on a production basis, but it normally takes one to two years from the time a manufacturer decides to include our CCS product in a vehicle model to actual volume production for that vehicle. During this process, we derive minimal funding from prototype sales but generally obtain no significant revenue until mass production begins. We have active development programs on many vehicle platforms, although we cannot be certain that our CCS product will be implemented on any of these vehicles.

In March 2000, we entered into an agreement with Ford Motor Company (“Ford”), which gave us the exclusive right to supply our CCS product to Ford’s first tier suppliers for installation in Ford, Lincoln and Mercury branded vehicles produced and sold in North America (other than Ford-branded vehicles produced by AutoAlliance International, Inc.) through December 31, 2004. Although the agreement has now expired, we continue to work with Ford on future programs.

Research and Development

Our research and development activities are an essential component of our efforts to develop new innovative products for introduction in the marketplace. Our research and development activities are expensed as incurred. These expenses include direct expenses for wages, materials and services associated with the development of our products net of reimbursements from customers. Research and development expenses do not include any portion of general and administrative expenses.

We continue to do additional research and development to advance the design of the CCS product with the goal of making the unit less complex, easier to package and less expensive to manufacture and install. There can be no assurance that this development program will result in improved products.

Research and development expenses for our CCS technology include not only development of next generation technologies but also application engineering (meaning engineering to adapt CCS components to meet the design criteria of a particular vehicle’s seat and electrical system since vehicle seats are not all the same and each has different configuration requirements). Any related reimbursements for the costs incurred in this adaptation process are accounted for as a reduction to research and development expense.

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

In 2004, BSST, signed an agreement with Carrier Corporation, a subsidiary of United Technologies Corporation (“UTC”), and United Technologies Research Center, the central research unit of UTC (collectively Carrier-UTRC), to explore the specific application of thermoelectrics to heating, refrigeration and air conditioning systems for residential, commercial and aerospace applications. Under the terms of the development agreement, Carrier-UTRC will endeavor to apply the high efficiency and environmentally friendly thermoelectric device technology developed by BSST to its own capabilities in residential and commercial heating and air conditioning systems, commercial drying and cooking devices, and aerospace systems.

Additionally in 2004, BSST, was selected by the U.S. Department of Energy (“DOE”) to lead the development of an efficient and practical thermoelectric system that will improve fuel economy by converting waste heat in automobile engine exhaust into electrical power. BSST will lead a development team that includes Visteon Corporation, Teledyne Energy Systems, BMW of North America, University of California, Santa Cruz, Purdue University, the DOE’s National Renewable Energy Laboratory and the Jet Propulsion Laboratory/California Institute of Technology. The objective of this four phase program is to create a cost-effective and commercially viable thermoelectric-based vehicle waste heat recovery and power generation system that will improve the efficiency of internal combustion engines. For the first phase of the program, the team will conduct a comprehensive analysis to determine the technical and commercial viability of its system concept. Upon successful completion of this first phase, DOE will authorize funds to allow the team to proceed with future phases. Seventy five percent of the total cost of this program will be paid for with Federal funds, while selected project team members, including BSST, will bear the remaining cost. Up to $4.7 million in Federal funds could be contributed to the project over its four year life. However, the actual amount contributed may be less, as the funding provisions supporting this program require the DOE to approve and release funds only on a phase-by-phase basis, according to project progress and revisions made in the scope of the project. In addition, funds must be made available through the annual Federal budget process each year before any funding release can be made.

The net amounts spent for research and development activities in 2004, 2003 and 2002 were $2,226,000, $2,487,000 and $3,910,000, respectively. Because of changing levels of research and development activity, our research and development expenses fluctuate from period to period. Also included in research and development are expenses associated with BSST of $198,000, $121,000 and $1,052,000 for 2004, 2003 and 2002, respectively. BSST’s expenses are net of reimbursement for customer funded research and development of $1,656,000 and $1,147,000 for 2004 and 2003, respectively. No reimbursement for customer funded research and development was received in 2002.

Marketing, Customers and Sales

We are a second-tier supplier to automobile and truck manufacturers. As such, we focus our marketing efforts on automobile and truck manufacturers and their first-tier suppliers. We have not and do not expect to market directly to consumers. For CCS product, our strategy has been to convince the major automobile companies that our CCS product is an attractive feature that will meet with consumer acceptance and has favorable economics, including high profitability to the manufacturers. If convinced, the manufacturers then direct us to work with their seat supplier to incorporate our CCS product into future seat designs. We also market directly to the major domestic and foreign automotive seat suppliers. The number of CCS products we sell is affected by the levels of new vehicle sales and the general business conditions in the automotive industry.

For our most recent fiscal year, our revenues from sales to our three largest customers, Bridgewater, NHK, and Lear, were $16,642,000, $6,721,000, and $4,819,000, representing 51%, 21%, and 15% of total revenues, respectively. The loss of any one of these customers is likely to have a material adverse impact on our business.

Replacing the traditional seat heater, our CCS product is currently offered as an optional feature on the Ford Expedition, Lincoln Navigator, Aviator and LS, Mercury Monterey, Cadillac DeVille, XLR and Escalade ESV, Lexus LS 430, Toyota Celsior, Infiniti Q45 and M45, Hyundai Equus and Nissan Fuga.

In November 2003, we formed our wholly owned subsidiary, Amerigon Asia Pacific, Inc., a Japanese company (“Amerigon Asia Pacific”), to perform marketing and engineering activities for our customers based in Japan.

Outsourcing, Contractors and Suppliers

Through 2002, we had been engaged in manufacturing our CCS product for three years, producing moderate quantities. During 2002, we completely outsourced production to lower-cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. We first shifted production to a supplier plant in Chihuahua, Mexico. We later added a second contract manufacturer, Tokyo-based Ferrotec Corporation (“Ferrotec”), to produce our CCS product at its facility located in Shanghai, China.

In March 2001, we entered into a manufacturing and supply agreement with Ferrotec. In exchange for a $2 million fee, we granted Ferrotec the exclusive right to manufacture CCS products for ultimate distribution to our customers within certain Asian countries subject to Ferrotec’s obligation to be competitive in particularly important supplier attributes. The region includes China, Japan, Taiwan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the agreement began April 1, 2001 and expires on April 1, 2011.

Our ability to manufacture and market our products successfully is dependent on relationships with third party suppliers, especially those contract manufacturers described above. We rely on various vendors and suppliers for the components of our products and procure these components through purchase orders, with no guaranteed supply arrangements. Certain components, including TEDs, are only available from a limited number of suppliers. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows. Our business and operations could also be materially adversely affected by delays in deliveries from our suppliers.

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

We currently have a license arrangement for our CCS product. Feher Design, Inc. (“Feher”) has granted to us an exclusive worldwide license to use specific CCS technologies covered by three U.S. patents held by Feher. The first of these three licensed patents expires on November 17, 2008. In addition to the aforementioned license rights to the CCS technology, we hold three issued U.S. patents on a variable temperature seat climate control system. In addition, we jointly own two U.S. patents and, one Japanese patent, and four Japanese patent applications with Honda Motor Co. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992 with respect to technology similar to the CCS technology. This application stands rejected in its present form, but the applicant has filed an appeal of the rejection. If a sufficiently broad patent were to be issued from this application, it could have a material adverse effect upon our intellectual property position in Japan.

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

We are not aware of any competitors that are presently offering systems for both active heating and cooling of automotive car seats, although substantial competition exists for the supply of heated-only seats and several companies are offering a product that circulates ambient air through a seat without active cooling. In addition, certain vehicle manufacturers offer options on certain new models that combine heated seats with circulation of ambient air. It is possible that competitors will be able to expand or modify their current products by adding a cooling function to their seats based upon a technology not covered by patented technology we own or license. Our CCS product competes indirectly with alternative methods of providing passenger climate control in a vehicle such as heating and air conditioning systems, which are currently available for almost all vehicles.

Financial Information About Industry Segments and Geographic Areas

Our business segment and geographic areas information is incorporated herein by reference from Note 16 of our consolidated financial statements and related financial information indexed on page F-1 of this report.

Employees

As of December 31, 2004, Amerigon and its subsidiaries employed a total of 47 individuals, including 11 at BSST and four at Amerigon Asia Pacific. Amerigon also has retained the services of five outside contractors. None of our employees is subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

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

Risks Relating to our Business

We are only in the early stage of commercialization and marketing of our products and our sales may not significantly increase

Although we began operations in 1991, we have only engaged in the commercial manufacturing and marketing of our products since 1999. In December 1997, we received our first production orders for our CCS product, but shipments of production units in 1998 were very small. We had product revenues of $32,710,000 in 2004, $29,042,000 in 2003, $15,271,000 in 2002, and $6,447,000 in 2001. In 1998, we were selected by Ford to supply our CCS product to Johnson Controls for installation in the 2000 model year Lincoln Navigator and our CCS product was selected by the Toyota Motor Corporation to supply NHK Spring Company, Ltd. for installation in the 2001 model year Lexus LS 430 and Toyota Celsior luxury automobiles. In 2002 we added the Ford Expedition SUV, Lincoln Aviator SUV and LS luxury automobile and Infiniti Q45 and M45 luxury automobiles. In 2003, we added the Mercury Monterey mini van, the Cadillac XLR luxury roadster, the Cadillac DeVille luxury sedan, the Cadillac Escalade ESV SUV, the Hyundai Equus luxury sedan and the Nissan Cima luxury sedan. In 2004, our CCS product continued to be offered as an optional feature on these vehicles. There can be no assurance that additional vehicle platforms will use our CCS product, that sales will significantly increase or that we will remain profitable.

We have incurred substantial operating losses since our inception

Although we have reported net income of $1,059,000 in 2004, prior to that we incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of December 31, 2004, we had accumulated deficits since inception of $69,507,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33.0 million of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At December 31, 2004, we had cash and cash equivalents of $7,603,000 and net working capital of $9,571,000. Based on our current operating plan, we believe cash at December 31, 2004, along with the proceeds from future revenues, expected warrant exercises and borrowings from our $3,000,000 accounts receivable-based financing will be sufficient to meet operating needs for the foreseeable future.

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

We are working with many automotive manufacturers and their seat suppliers in an effort to have the CCS product included in other models commencing with the 2005 model year and beyond. We currently have active development programs on many vehicle platforms, but no assurance can be given that our CCS product will be implemented in any of these vehicles. While we have the only actively-cooled seat available, competitors are introducing ventilated seats, which provide some of the cooled-seat attributes and are very price competitive with our CCS product. Additionally, heat only devices are readily available from our competitors.

We have experienced negative cash flows from operations until just recently

We had experienced negative cash flow from operations since our inception through the third quarter of 2003 and have expended, and expect to continue to expend, substantial funds to continue our development and marketing efforts. We have generated positive cash flow from operations of $3,033,000 for the year ended December 31, 2004. However, we had negative cash flows from operations of $1,867,000 in 2003, $6,942,000 in 2002, and $6,696,000 in 2001.

Based on our current operating plans, we believe that cash at December 31, 2004, along with proceeds from future revenues, expected warrant exercises and borrowings from our $3,000,000 accounts receivable-based financing will be sufficient to meet operating needs for the foreseeable future. Although the actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control, we do not anticipate the need for additional financing.

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

The outsourcing of production to other countries entails risks of production interruption and unexpected costs

Through 2002, we had been engaged in manufacturing in California for three years, producing moderate quantities of product. We have completed the outsourcing of production to lower cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. The shift of the 1st generation production for North American and Asian platforms to a supplier plant in Chihuahua, Mexico, and the 2nd generation of production to a supplier plant in Shanghai, China, entails risk of production interruption and unexpected costs due to the extended logistics.

Automobile manufacturers demand on-time delivery of quality products, and some have required the payment of substantial financial penalties for failure to deliver components to their plants on a timely basis. Such penalties, as well as costs to avoid them, such as overtime costs and overnight air freighting of parts that normally are shipped by other less expensive means of transportation, could have a material adverse effect on our business and financial condition. Moreover, the inability to meet demand for our products on a timely basis would materially adversely affect our reputation and prospects.

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

Any failure to protect our intellectual property could harm our business and competitive position

As of December 31, 2004, we owned twelve U.S. patents and had seven U.S. patents pending and our subsidiary BSST owned six U.S. patents, and had seven U.S. patents pending and twenty-seven foreign patents pending. We were also licensees of three patents and joint owners with Honda Motor Co. of two U.S. patents and five Japanese patent applications. One of these patent applications was issued as a Japanese patent in January 2005. We also owned thirty-one foreign patents and had ten foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992, with respect to technology similar to our CCS technology. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties, totaling $100,000 annually, and must continue to comply with those licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

Because of rapid technological developments in the automotive industry and the competitive nature of the market, the patent position of any component manufacturer is subject to uncertainties and may involve complex legal and factual issues. Consequently, although we either own or have licenses to certain patents, and are currently processing several additional patent applications, it is possible that no patents will issue from any pending applications or that claims allowed in any existing or future patents issued or licensed to us will be challenged, invalidated, or circumvented, or that any rights granted there under will not provide us adequate protection. There is an additional risk that we may be required to participate in interference proceedings to determine the priority of inventions or may be required to commence litigation to protect our rights, which could result in substantial costs.

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

Our success will depend in large part on retaining key personnel, which may be affected by the relocation of our corporate offices

Our success will depend to a large extent upon the continued contributions of key personnel in Amerigon and our research and development subsidiary, BSST. The loss of the services of Dr. Lon E. Bell, the President of BSST, would have a material adverse effect on the success of BSST.

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

Our reliance on outside major contractors may impair our ability to complete certain projects and manufacture products on a timely basis

In the past we have engaged certain outside contractors to perform product assembly and other production functions for us. We believe that there are other outside contractors that provide services of the kind that are used by us and that we may desire to use in the future. However, no assurance can be given that any such contractors would agree to work for us on terms acceptable to us or at all. Our inability to engage outside contractors on acceptable terms or at all would impair our ability to complete any development and/or manufacturing contracts for which outside contractors’ services may be needed. Moreover, our reliance upon third party contractors for certain production functions reduces our control over the manufacture of our products and makes us dependent in part upon such third parties to deliver our products in a timely manner, with satisfactory quality controls and on a competitive basis.

Our business exposes us to potential product liability risks

Our business exposes us to potential product liability risks which are inherent in the manufacturing, marketing and sale of automotive components. In particular, there are substantial warranty and liability risks associated with our products. If available, product liability insurance generally is expensive. While we presently have product liability coverage and product recall coverage at amounts we currently consider adequate, there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms with respect to other products we may develop, or that any insurance will provide adequate protection against any potential liabilities. In the event of a successful claim against us, a lack or insufficiency of insurance coverage could have a material adverse effect on our business and operations.

Because many of the largest automotive manufacturers are located in foreign countries, our business is subject to the risks associated with foreign sales

Many of the world’s largest automotive manufacturers are located in foreign countries. Accordingly, our business is subject to many of the risks of international operations, including governmental controls, tariff restrictions, foreign currency fluctuations and currency control regulations. However, historically, substantially all of our sales to foreign countries have been denominated in U.S. dollars. As such, our historical net exposure to foreign currency fluctuations has not been material. No assurance can be given that future contracts will be denominated in U.S. dollars or that existing contracts will be honored.

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

Risks Relating to Share Ownership

Our significant shareholders control the company

Big Beaver Investments LLC and Westar Capital II LLC each own 4,500 shares of Series A Preferred Stock (“Convertible Preferred Stock”), which such shares are convertible into Common Stock at an initial conversion price of $1.675 per common share. Combined, Big Beaver and Westar have the right to elect a majority of our directors. Big Beaver and Westar each has preemptive rights on future financings, so as to maintain their percentage ownership. Based upon the terms of the Convertible Preferred Stock, Big Beaver and Westar together in the aggregate held approximately 43% of our common equity (on an as-converted basis, excluding options and warrants), as of December 31, 2004.

Our quarterly results may fluctuate significantly, and our small public “float” adversely affects liquidity of our Common Stock and stock price

Our quarterly operating results may fluctuate significantly in the future due to such factors as acceptance of our product by automotive manufacturers and consumers, timing of our product introductions, availability and pricing of components from third parties, competition, timing of orders, foreign currency exchange rates, technological changes and economic conditions generally. Broad market fluctuations in the stock markets can adversely affect the market price of our Common Stock. In addition, failure to meet or exceed analysts’ expectations of financial performance may result in immediate and significant price and volume fluctuations in our Common Stock.

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

The Convertible Preferred Stock of the Company, which is outstanding, confers upon its holders the right to elect five members of the Board of Directors while the holders of Common Stock have the right to elect two members of the Board of Directors. In addition, the Convertible Preferred Stock will vote together with the shares of Common Stock on most matters submitted to shareholders. As of December 31, 2004, the holders of the Convertible Preferred Stock had approximately 43% of our voting shares and, as a result of such ownership and the right to elect five members of the Board of Directors, are likely to have the ability to approve or prevent any subsequent change of control.

In addition, our Board of Directors has the authority to issue up to 4,991,000 additional shares of Preferred Stock and to determine the price, rights (including conversion rights), preferences and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

We lease our corporate headquarters of 7,444 square feet in Dearborn, Michigan and we lease research and development facilities of approximately 22,000 square feet in Irwindale, California. Our Michigan lease expires June 30, 2007, and the California lease expires February 28, 2006. The current monthly rent of the Michigan lease, including rent and operating expense allocations, is approximately $16,900. The currently monthly rent of the California lease, including rent, property taxes and insurance, is approximately $14,100. We also lease office space in Japan, which costs approximately $1,900 per month. We believe that these facilities are adequate and suitable for their present requirements.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, but there is no current pending litigation to which we are a party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq SmallCap Market under the symbol ARGN. The following table sets forth the high and low bid prices for our common stock as reported on The Nasdaq SmallCap Market for each quarterly period from January 1, 2003 through December 31, 2004. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2003
1st Quarter.	$2.93	$1.05
2nd Quarter	3.73	1.90
3rd Quarter	5.42	2.60
4th Quarter	5.58	3.75
2004
1st Quarter.	$5.70	$4.21
2nd Quarter	6.52	4.50
3rd Quarter	5.81	2.86
4th Quarter	3.76	2.38

As of March 21, 2005, there were approximately 113 holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). We have not paid any cash dividends since formation and we do not expect to pay any cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from our audited financial statements, some of which appear under Item 15 of this Report. This selected financial data might not be a good indicator of our expected results for fiscal 2005. You should read the selected financial data together with the financial statements and notes to financial statements from which this information is derived and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report.

	Year Ended December 31,
	(In thousands except per share data)
	2004	2003	2002	2001	2000
Product revenues	$32,710	$29,042	$15,271	$6,447	$6,886
Net income (loss)	1,059	(1,415)	(6,306)	(7,691)	(11,274)
Basic earnings (loss) per share:
Common Stock	0.06	(0.12)	(0.64)	(1.66)	(3.43)
Convertible Preferred Stock	0.06	—	—	—	—
Diluted earnings (loss) per share	0.05	(0.12)	(0.64)	(1.66)	(3.43)
Accumulated deficit	(69,507)	(70,566)	(69,151)	(62,845)	(55,154)

	As of December 31,
	(In thousands)
	2004	2003	2002	2001	2000
Working capital (deficit)(1)	$9,571	$4,122	$1,216	$(839)	$3,200
Total assets	16,293	11,234	9,179	5,836	8,745
Long term obligations	1,050	1,250	1,450	1,694	5
Capitalized lease obligations	—	—	—	5	12

(1)	Represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this report.

Overview

We design, develop and market proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers. In 2004, we completed our fifth full year of producing and selling our Climate Control Seat™ (“CCS™”) product, which provides year-round comfort by providing both active heating and cooling to seat occupants. Since we started commercial production, we have shipped more than 1,373,000 units of our CCS product to seven customers: Bridgewater Interiors, LLC, NHK Spring Company, Ltd, Lear Corporation, Johnson Controls, Inc., Marubeni Vehicle Corporation, Intier Automotive and Hyundai Motor Company.

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

Revenue Recognition

We recognize revenue when persuasive evidence of a sale exists. This evidence includes proof that delivery of product has occurred or services have been rendered, the price of the product delivered or service performed has been fixed or determined with the acceptance of a customer purchase order and collection of the receivable for the product or service is reasonably assured.

Provision for estimated future cost of warranty for product delivered is recorded when revenue is recognized. While we believe our warranty reserve is adequate and that the judgment applied is appropriate, such estimates could differ materially from what will actually transpire in the future. The warranty policy is reviewed by management annually. Based on historical information available to the Company and no claims filed to date, the warranty accrual is periodically adjusted to reflect management’s best estimate of future claims.

Income Taxes

Our income taxes are determined under guidelines prescribed by SFAS No. 109, “Accounting for Income Taxes.” Under the liability method specified by SFAS No. 109, our deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and State tax rates. A valuation allowance is provided for the portion of net deferred tax assets when we consider it more likely than not that the asset will not be realized. Although we have taxable income during 2004, we have not recognized any of this net deferred tax asset because of our cumulative net losses generated over the last three years. If we continue to be profitable in the future, we may conclude that it is more likely than not that we will realize all or a portion of our accumulated net losses and would then record the estimated net realizable value as a deferred tax asset.

Development, Prototype and Tooling Costs

We group development and prototype costs and related reimbursements in research and development. This is consistent with the accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in cost of sales.

Results of Operations Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues.    Revenues for 2004 were $32,710,000 as compared with revenues of $29,042,000 for 2003. This increase of $3,668,000, or 13%, is primarily due to the addition of our CCS product as an option since the fourth quarter of 2003 on the Cadillac Escalade ESV and Nissan Fuga (a counterpart to the Nissan Cima) and the effect of a full year of production for vehicles which added the CCS product as an option during 2003, including the Mercury Monterey, Cadillac XLR, Cadillac DeVille, Hyundai Equus and Nissan Cima vehicle lines. During 2004, unit shipments rose to 503,000 units compared with 446,000 units for 2003.

Cost of Sales.    Cost of sales increased to $24,209,000 in 2004 (74%, as a percentage of sales) from $23,002,000 in 2003 (79%, as a percentage of sales). This increase of $1,207,000, or 5%, reflects a 13% increase in related revenues offset partially by a favorable change in the mix of products sold.

Research and Development Expenses.    Research and development expenses decreased to $2,226,000 in 2004 from $2,487,000 in 2003. This $261,000 decrease was due primarily to an increase in reimbursement for development efforts of our BSST subsidiary for 2004 compared with 2003 (see Note 16 of the Consolidated Financial Statements) and lower prototype costs associated with our next generation of CCS design.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $5,489,000 in 2004 compared to $5,110,000 in 2003. This $379,000 increase is net of a $676,000 charge in 2003 relating to the VPA (see Note 11 of the Consolidated Financial Statements). Excluding this charge, the increase in SG&A was $1,055,000 and reflected projected payment of an earnings-based management bonus of $540,000, the commencement of cash compensation to the Board of Directors of $146,000 and higher wages and benefits associated with headcount added to support domestic, Asian and European marketing efforts of approximately $400,000.

Interest Expense.    We had no interest expense for 2004 compared with $69,000 for 2003. The decrease resulted from having no outstanding borrowing under our credit line during the 2004, compared with an average outstanding balance of $821,000 during 2003.

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

Cost of Sales.    Cost of sales increased from $11,983,000 in 2002 to $23,002,000 in 2003. This increase of $11,019,000, or 92%, was due principally to the increased shipments of our CCS product in the Lincoln Navigator, Ford Expedition, Lincoln Aviator, Lincoln LS, Lexus LS 430, Toyota Celsior and Infiniti Q45 and M45 and the commencement of shipments of our CCS product in the Mercury Monterey, Cadillac XLR, Cadillac DeVille, Cadillac Escalade ESV, Hyundai Equus and Nissan Fuga vehicles. The product margins for 2003 and 2002 were 20.8% and 21.5%, respectively. Product costs include tooling costs and related reimbursements; net reimbursements of $235,000 and $59,000 were recorded for 2003 and 2002, respectively.

Research and Development Expenses.    Research and development expenses decreased to $2,487,000 in 2003 from $3,910,000 in 2002. This $1,423,000, or 36%, decrease was due primarily to $1,147,000 of customer reimbursement for development efforts of our BSST subsidiary (see Note 16 of consolidated financial statements) and lower prototype costs associated with our next generation of CCS design. In 2002, BSST received no reimbursements for its development efforts.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased to $5,110,000 in 2003 compared with $5,553,000 in 2002, a $443,000 reduction. This reduction was in spite of a charge of $676,000 relating to warrants awarded to Ford Motor Company (see Note 11 of the consolidated financial statements). This increase was offset by decreases in outside consulting fees, employee recruiting, European and Japanese office expense and professional fees, the outsourcing of production for North American customers and the costs associated with relocation of the corporate office from California to Michigan in 2002 versus 2003.

Interest and Other Income.    Interest income in 2003 decreased to nil from $20,000 in 2002 due to lower cash levels. We reduced interest expense to $69,000 in 2003 compared with $318,000 in 2002. The primary cause for this decrease was a non-cash interest charge of $252,000 in 2002 relating to the beneficial conversion feature of the 2001 bridge loan. Other income increased primarily as a result of a decrease from $40,000 in 2002 to $2,000 in 2003 in the minority interest loss credited to operations. Amortization of $200,000 per year for 2003 and 2002, relating to a deferred manufacturing agreement liability (see Note 14 of the consolidated financial statements), was also included in other income.

Liquidity and Capital Resources

As of December 31, 2004, the Company had net working capital of $9,571,000. We also had cash and cash equivalents of $7,603,000 at December 31, 2004. As compared to 2003, the Company’s cash and cash equivalents increased by $6,759,000 from $844,000 at December 31, 2003. Cash provided by operating activities in 2004 was $3,033,000, which was mainly attributable to net income, net of depreciation and other non cash items of $664,000 and the decrease in net operating assets and liabilities of $1,310,000. Cash used in investing activities in 2004 was $793,000, which was mainly attributable to the purchase of tooling and equipment and disbursements for the filing and issuance of patents. Financing activities provided $4,519,000, primarily due to the exercise of warrants. Our principal sources of operating capital have been the proceeds of our various financing transactions and CCS product revenues.

BSST LLC was established in August 2000 by Dr. Lon E. Bell, the founder of Amerigon. BSST is engaged in a research and product development effort to improve the efficiency of thermoelectric devices. In September 2000, the Company entered into an option agreement with BSST to purchase a 90% interest in BSST for an aggregate of $2,000,000. On May 31, 2001, the Company exercised such option. The Company has, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year. In 2004, Dr. Bell, who at the time owned the other 10% ownership interest in BSST, exercised an option to purchase an additional 5% interest in BSST. As a result of such exercise, Amerigon and Dr. Bell own 85% and 15%, respectively, of the outstanding interests in BSST. Potential incentive and option agreements for BSST management could reduce Amerigon’s 85% ownership interest to 75% if all incentive targets are achieved and all of the options are awarded.

For the quarter ended December 31, 2004, we posted our fifth consecutive quarterly profit. We expect to continue to operate at a profit at average sales volumes comparable to or better then that of the fourth quarter of 2004. The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing. Based on its current operating plan, management believes cash at December 31, 2004 along with proceeds from future revenues and borrowings from its accounts receivable-based financing are sufficient to meeting operating needs for the foreseeable future.

Warrants issued in conjunction with the 2002 Private Placement (the “2002 Warrants”) provide that, in the event the closing bid price of a share of common stock of the Company exceeds $4.00 for twenty consecutive trading sessions, the Company may call such warrants upon 30 days prior written notice at a redemption price equal to $0.01 per share of common stock then purchasable pursuant to such warrants. Notwithstanding the Company’s exercise of its call right described above, the holders of the 2002 Warrants may exercise such warrants prior to the end of such 30 day notice period at the exercise price per share of $2.00. In recognition of the voluntary exercise of a portion of the 2002 Warrants on June 27, 2003, we previously agreed to forbear exercising its call right described above until the end of a twelve-month period beginning on June 27, 2003. For twenty consecutive trading sessions ending September 10, 2003, the closing bid price of a share of common stock of the Company exceeded $4.00 per share. On June 24, 2004, we agreed to further forebear exercise of our call rights until after January 31, 2005, with respect to the 2002 Warrants held by Big Beaver, which represent the right to purchase 710,301 shares of our Common Stock, in exchange for an agreement from Big Beaver to limit its sale of shares of our Common Stock through December 31, 2004. Shortly after June 26, 2004, we exercised our call rights with respect to all of the 2002 Warrants not held by Big Beaver. Consequently, on or before July 26, 2004, 1,708,350 of the warrants were exercised by their holder with total proceeds to us of approximately $3,417,000. On February 2, 2005, we exercised our call rights with respect to unexercised 2002 Warrants held by Big Beaver. On March 7, 2005, Big Beaver exercised such warrants resulting in total proceeds to the Company of approximately $1,421,000.

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS 123 “Share-Based Payment”. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions with an entity obtains employee services in share-based payment transactions such as the options issued under the 1993 and 1997 Stock Option Plans. The Company is required to adopt this new standard effective for the third quarter of 2005. The statement provides for a prospective application of the new standard under which compensation cost will be recognized on or after the required effective date for all future share based award grants and the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. For periods before the required effective date, we may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. We estimate that the prospective application will reduce quarterly earnings by approximately $90,000 and $80,000 during the third and fourth quarters of 2005, respectively, based upon currently outstanding options. Adopting the modified version of retrospective application would reduce reported earnings for the years ended December 31, 2004, 2003 and 2002 by $627,000, $377,000 and $672,000, respectively. We have not yet determined weather we will elect to adopt the modified version of retrospective application.

Tabular Disclosure of Contractual Obligations

As of December 31, 2004, the following amounts, aggregated by type of contract obligation, are known to come due in the periods stated:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Operating Lease Obligations	$815	$435	$380	$—	$—

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents; consequently, all of the marketable securities shown in below are expected to mature during 2005. The carrying value approximates fair value at December 31, 2004.

Marketable Securities	Carrying Value (in thousands)	Average Rate of Return at December 31, 2004 ( Annualized)
Cash equivalents	$7,170	2.54%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited Quarterly Financial Data

For the Years Ended December 31, 2004 and 2003

(In thousands, except per share data)

	For the three months ended,
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net Sales	$8,961	$8,630	$7,331	$7,788
Gross profit	2,088	2,236	1,944	2,233
Net income	301	295	206	257
Basic earnings per share:
Common Stock	0.02	0.02	0.01	0.01
Convertible Preferred Stock	0.02	0.02	0.01	0.01
Diluted earnings per share	$0.01	$0.01	$0.01	$0.01

	For the three months ended,
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net Sales	$5,246	$5,644	$9,210	$8,942
Gross profit	1,074	1,398	1,797	1,771
Net income (loss)	(925)	(609)	(146)	265
Basic earnings (loss) per share:
Common Stock	(0.09)	(0.06)	(0.01)	0.01
Convertible Preferred Stock	—	—	—	0.01
Diluted earnings (loss) per share	$(0.09)	$(0.06)	$(0.01)	$0.01

The sum of the quarterly amounts shown above may not be the same as the annual totals shown in our consolidated financial statements or elsewhere in this report due to rounding. The audited consolidated financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management , including the our President & Chief Executive Officer and Vice President of Finance & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the year ended December 31, 2004. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Vice President of Finance & Chief Financial Officer concluded that the disclosure controls and procedures were effective.

There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information contained under the captions entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Code of Ethics” in our definitive proxy statement to be filed with the SEC in connection with our 2005 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions entitled “Director Compensation,” “Executive Compensation Table,” “Compensation Committee Interlocks and Insider Participation,” “Option Grants in the Last Fiscal Year,” “Aggregated Options Exercised and Year-End Values,” “Report of the Compensation Committee on Executive Compensation” and “Performance Graph” in our definitive proxy statement to be filed with the SEC in connection with our 2005 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information contained under the captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement to be filed with the SEC in connection with our 2005 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption entitled “Certain Transactions” in our definitive proxy statement to be filed with the SEC in connection with our 2005 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption entitled “Report of the Audit Committee” in our definitive proxy statement to be filed with the SEC in connection with our 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of the Company and report of independent accountants are included in Item 8 of this Annual Report:

2.	Financial Statement Schedule.

The following Schedule to Financial Statements is included herein:

Schedule II—Valuation and Qualifying Accounts.

3.	Exhibits.

The exhibits to this Report are as follows:

Exhibit Number	Description
3.1.1	Amended and Restated Articles of Incorporation filed with the California Secretary of State on April 23, 1993, as amended through May, 2000(1)

3.1.2	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on June 10, 2002(2)

3.2	Certificate of Determination of Rights, Preferences and Privileges of the Series A Convertible Preferred Stock filed with the California Secretary of State on May 26, 1996, as amended(1)

3.3	Amended and Restated Bylaws of the Company(3)

4.1.1	First Warrant issued to Ford Motor Company as of March 27, 2000 pursuant to the Value Participation Agreement dated March 27, 2000(4)

4.1.2	Second Warrant issued to Ford Motor Company as of March 27, 2000 pursuant to the Value Participation Agreement dated March 27, 2000

4.1.3	Third Warrant issued to Ford Motor Company as of February 4, 2004 pursuant to the Value Participation Agreement dated March 27, 2000

4.2.1	Second Amended and Restated Bridge Loan Warrant issued to Big Beaver Investments LLC dated February 12, 2002(5)

4.2.2	Amendment to Second Amended and Restated Bridge Loan Warrant issued to Big Beaver Investments LLC dated March 3, 2005

4.3	Placement Agent Warrant issued to Roth Capital Partners LLC on February 25, 2002(5)

Exhibit Number		Description

10.1	*	1993 Stock Option Plan(6)

10.2	*	Amended and Restated 1997 Stock Incentive Plan(7)

10.3.1		Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(6)

10.3.2		Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(8)

10.4		Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(9)

10.5		Purchase Agreement dated February 12, 2002 between the Company and Special Situation Funds (includes preemption rights in favor of Special Situation Funds)(5)

10.6		Purchase Agreement dated February 12, 2002 between the Company and MicroCapital Funds (includes preemption rights in favor of MicroCapital Funds)(5)

10.7		Exchange Agreement between the Company and Big Beaver Investments LLC dated February 12, 2002 (includes preemption rights in favor of Big Beaver Investments LLC)(5)

10.8.1		Investors Rights among the Company, Big Beaver Investments LLC and Westar Capital II LLC dated June 8, 1999(10)

10.8.2		First Amendment to Investors Rights Agreement among the Company, Big Beaver Investments LLC and Westar Capital II LLC dated March 16, 2000(5)

10.9		Value Participation Agreement between the Company and Ford Motor Company dated March 27, 2000(4)

10.10	*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(11)

10.11	*	Employment Agreement between Dr. Lon E. Bell and BSST LLC dated May 30, 2001(11)

10.12	*	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(11)

10.13		Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(10)

10.14		Cross License Agreement between the Company and BSST LLC dated November 19, 2002

21		List of Subsidiaries

23.1		Consent of PricewaterhouseCoopers LLP

31.1		Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2		Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company Registration Statement on Form S-2, as amended, File No. 333-17401, and incorporated by reference.
(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(7)	Previously filed as an exhibit to the Company’s Definitive Proxy Schedule on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders, File No. 000-21810, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash & cash equivalents	$7,603	$844
Accounts receivable, less allowance of $59 and $55, respectively	4,763	5,882
Inventory	1,901	2,498
Prepaid expenses and other assets	308	224

Total current assets	14,575	9,448
Property and equipment, net	1,385	1,300
Deferred exclusivity fee	—	293
Patent costs, net of accumulated amortization of $4 and $4, respectively	333	193

Total assets	$16,293	$11,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,199	$4,258
Accrued liabilities	1,605	868
Deferred manufacturing agreement—current portion	200	200

Total current liabilities	5,004	5,326
Deferred manufacturing agreement—long term portion	1,050	1,250
Minority interest in subsidiary	—	19

Total liabilities	6,054	6,595

Shareholders’ equity:
Convertible Preferred Stock:
Series A—no par value; convertible; 9,000 shares authorized, 9,000 issued and outstanding at December 31, 2004 and 2003; liquidation preference of $11,520 at December 31, 2004 and 2003	8,267	8,267
Common Stock:
No par value; 30,000,000 shares authorized, 14,693,251 and 12,411,000 issued and outstanding at December 31, 2004 and 2003, respectively	51,277	46,758
Paid-in capital	20,202	20,180
Accumulated deficit	(69,507)	(70,566)

Total shareholders’ equity	10,239	4,639

Total liabilities and shareholders’ equity	$16,293	$11,234

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Product revenues	$32,710	$29,042	$15,271
Cost of sales	24,209	23,002	11,983

Gross margin	8,501	6,040	3,288
Operating costs and expenses:
Research and development	2,226	2,487	3,910
Selling, general and administrative	5,489	5,110	5,553
Gain on disposal of property and equipment	—	(3)	(7)

Total operating costs and expenses	7,715	7,594	9,456

Operating income (loss)	786	(1,554)	(6,168)
Interest income	56	—	20
Interest expense	—	(69)	(318)
Other income	217	208	160

Net income (loss)	$1,059	$(1,415)	$(6,306)

Basic earnings (loss) per share:
Common Stock	$0.06	$(0.12)	$(0.64)

Convertible Preferred Stock	$0.06

Diluted earnings (loss) per share	$0.05	$(0.12)	$(0.64)

Weighted average number of shares—basic
Common Stock	13,512	11,472	9,859

Convertible Preferred Stock (as converted)	5,373

Weighted average number of shares—diluted	14,737	11,472	9,859

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Preferred Stock	Common Stock		Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
		Shares	Amount
Balance at December 31, 2001	$8,267	4,717	$39,192	$14,945	$(22)	$(62,845)	$(463)
Issuance of Common Stock for cash net of cash expenses of $804	—	6,054	8,277	—	—	—	8,277
Fair valuation of warrants to purchase Common Stock in conjunction with the private financing	—	—	(4,418)	4,418	—	—	—
Beneficial conversion feature recorded in conjunction with Bridge Loan Financing	—	—	—	136	—	—	136
Compensation relating to stock option granted	—	—	—	5	22	—	27
Net Loss	—	—	—	—	—	(6,306)	(6,306)

Balance at December 31, 2002	8,267	10,771	43,051	19,504	—	(69,151)	1,671
Issuance of Common Stock for cash, Ferrotec Agreement, net of cash expenses of $50	—	1,000	2,450	—	—	—	2,450
Exercise of warrants to purchase Common Stock for cash, net of cash expenses of $15	—	616	1,202	—	—	—	1,202
Exercise of Common Stock options for cash	—	24	55	—	—	—	55
Grant of warrant to purchase Common Stock in conjunction with Value Participation Agreement	—	—	—	676	—	—	676
Net Loss	—	—	—	—	—	(1,415)	(1,415)

Balance at December 31, 2003	8,267	12,411	46,758	20,180	—	(70,566)	4,639
Exercise of warrants to purchase Common Stock for cash, net of cash expenses of $55	—	2,262	4,470	—	—	—	4,470
Cashless exercise of warrants to purchase Common Stock	—	4
Compensation relating to stock option granted	—	—	—	22	—	—	22
Exercise of Common Stock options for cash	—	16	49	—	—	—	49
Net Income	—	—	—	—	—	1,059	1,059

Balance at December 31, 2004	$8,267	14,693	$51,277	$20,202	$—	$(69,507)	$10,239

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Operating Activities:
Net income (loss)	$1,059	$(1,415)	$(6,306)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	661	523	572
Warrants granted pursuant to Value Participation Agreement	—	676	—
Amortization of debt discount	—	—	136
Other non cash income	(19)	—	—
Provision for doubtful accounts	4	1	4
Gain from sale of assets	—	(3)	(7)
Options granted to BSST minority shareholder	—	19	—
Compensation from grant of non-employee stock options and warrants	22	—	27
Changes in operating assets and liabilities:
Accounts receivable	1,114	(1,353)	(3,266)
Inventory	597	(595)	(740)
Prepaid expenses and other assets	(83)	340	(180)
Accounts payable	(1,059)	(38)	2,850
Accrued liabilities	737	(22)	(32)

Net cash provided by (used in) operating activities	3,033	(1,867)	(6,942)
Investing Activities:
Purchase of property and equipment	(653)	(465)	(544)
Patent costs	(140)	(136)	(60)
Proceeds from sale of property and equipment	—	3	—
Other investing activities	—	(2)	(68)

Net cash used in investing activities	(793)	(600)	(672)
Financing Activities:
(Repayment of) proceeds from bank financing	—	(670)	670
Proceeds from sale of common stock, net of cash expenses	4,519	3,707	8,277
Net repayment of Bridge Financing	—	—	(2,011)

Net cash provided by financing activities	4,519	3,037	6,936

Net increase (decrease) in cash and cash equivalents	6,759	570	(678)
Cash and cash equivalents at beginning of period	844	274	952

Cash and cash equivalents at end of period	$7,603	$844	$274

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — The Company

The Company designs, develops and markets proprietary high technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2004, the Company completed its fourth consecutive year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 1,373,000 units of its CCS product through 2004 to seven customers, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Marubeni Vehicle Corporation (“Marubeni”), Intier Automotive (“Intier”) and Hyundai Motor Company (“Hyundai”).

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

The Company has an 85% interest in BSST LLC (“BSST”). BSST is engaged in a program to improve the efficiency of TEDs and to develop, market and distribute new products based on this technology.

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation

Consolidation

The consolidated financial statements at December 31, 2004, reflect the consolidated financial position and consolidated operating results of the Company, BSST and Amerigon Asia Pacific Inc. Intercompany accounts have been eliminated in consolidation. The 15% of BSST not owned by the Company is reflected as minority interest.

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

Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Accrued Warranty Costs

The Company recognizes an estimated cost associated with its standard warranty on CCS products at the time of sale. The amount recognized is based on estimates of future failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period:

	December 31,
	2004	2003
Balance at beginning of year	$145	$72
Change in estimate	—	—
Expense	82	73

	$227	$145

Concentration of Credit Risk

Financial instruments, which subject the Company to concentration of credit risk, consist primarily of cash equivalents and accounts receivable. Cash equivalents are invested in repurchase agreements backed by commercial paper instruments and a money market fund managed by a major U.S. financial services company. All repurchase agreements carry AAA credit ratings from either Moodys Investors Service or Standard & Poor’s and have seven day terms. The credit risk for these cash equivalents is considered limited. Credit risk associated with accounts receivable is limited by the large size and creditworthiness of the Company’s commercial customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and generally does not require collateral. As of December 31, 2004, NHK, Lear and Bridgewater comprised 33%, 27%, and 20% respectively, of the Company’s accounts receivable balance. These accounts are currently in good standing.

Inventory

Inventory is valued at the lower of cost (the first-in, first-out basis), or market. The Company provides a reserve for obsolete and slow moving inventories based upon estimates of future sales and product redesign. The following is a reconciliation of the changes in the inventory reserve (in thousands):

	December 31,
	2004	2003
Balance at beginning of year	$225	$54
Expense	10	237
Inventory write off	(115)	(66)

Balance at end of year	$120	$225

Deferred Exclusivity Fee

The deferred exclusivity fee created by the 108,345 warrants initially granted to Ford relating to the Value Participation Agreement (the “VPA”) was amortized on a straight line basis through December 31, 2004. This expense is recorded as a selling expense.

Deferred Manufacturing Agreement

The Manufacturing and Supply Agreement created by the $2 million investment by Ferrotec Manufacturing (Note 14) is amortized on a straight line basis through April 2011. This amortization is reported as other income.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

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

Depreciation and amortization are computed using the straight-line method. The estimated useful lives of the Company’s property and equipment are as follows:

Asset Category	Useful Life
Equipment	5 years
Computer equipment and software	1 to 3 years
Leasehold improvements	Shorter of estimated life or term of lease
Production tooling	Estimated life of tool (2 to 5 years)

Patent Costs

Patent costs include the direct legal expenses and patent office filing fees related to internally developed patents. Patent costs are amortized using the straight-line method over their estimated economic useful life. Estimated useful lives are evaluated annually and where appropriate the lives and related amortization expense are adjusted on a prospective basis.

Impairments of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that carrying amount of a long-lived asset may not be recoverable, the Company will compare the carrying amount of the asset to the amount of the expected future undiscounted cash flows related to the asset to determine if a write down to fair value is required.

Product Revenues

The Company recognizes revenue and cost of goods sold when persuasive evidence of an arrangement exists including:

•	Shipment and delivery of the product to the customer;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectibility is reasonably assured.

Tooling

The Company incurs costs related to tooling used in the manufacture of products sold to its customers. In some cases, the Company enters into contracts with its customers whereby the Company incurs the costs to design, develop and purchase tooling and is then reimbursed by the customer under a reimbursement contract. Tooling costs that will be reimbursed by customers are included in prepaid and other current assets at the lower of accumulated cost or the customer reimbursable amount. At December 31, 2004 and 2003 there were no unreimbursed tooling costs outstanding. Company-owned tooling is included in property and equipment and

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

depreciated over its expected useful life, generally two to five years. Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions, where appropriate, for tooling costs that will not be recovered.

Research and Development Expenses

Research and development activities are expensed as incurred. The Company groups development and prototype costs and related reimbursements in research and development. Development and prototype costs for 2004, 2003 and 2002 were:

	Year ended December 31,
	2004	2003	2002
Research, development and prototype costs	$3,882	$3,634	$3,910
Reimbursed research, development and prototype costs	(1,656)	(1,147)	—

Net research, development and prototype costs	$2,226	$2,487	$3,910

Accounting for Stock-Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note 9. Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Year ended December 31,
	2004	2003	2002
Net income (loss), as reported	$1,059	$(1,415)	$(6,306)
Value of stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(627)	(377)	(672)

Pro forma net income (loss)	$432	$(1,792)	$(6,978)

Earnings (loss) per share:
Basic—Common Stock—as reported	$0.06	$(0.12)	$(0.64)
Basic—Common Stock—pro forma	$0.02	$(0.16)	$(0.71)
Basic—Convertible Preferred Stock—as reported	$0.06
Basic—Convertible Preferred Stock—pro forma	$0.02
Diluted—as reported	$0.05	$(0.12)	$(0.64)
Diluted—pro forma	$0.02	$(0.16)	$(0.71)

During 2004 the Company issued 5,000 options to non-employees and recorded $22 as selling, general and administrative expense based upon the their estimated fair value.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

The fair value of each stock option grant has been estimated pursuant to SFAS No. 123 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	1993 and 1997 Stock Option plans
	2004	2003	2002
Risk-free interest rates	4.48%	3.90%	1.12%
Expected dividend yield	none	none	none
Expected lives	5 yrs.	10 yrs.	10 yrs.
Expected volatility	68%	96%	96%

The weighted average grant date fair values of options granted under the 1993 and 1997 Stock Option Plan during 2004, 2003 and 2002 were $2.78, $2.06 and $1.85, respectively.

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

Net Earnings (Loss) per Share

Basic earnings (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share” and Emerging Issues Task Force (“EITF”) Issue 03-06. Basic earnings (loss) per share – Common Stock is computed by dividing income (loss) available to Common Stock by the weighted average number of shares of Common Stock outstanding. Basic earnings (loss) per share – Convertible Preferred Stock is computed by dividing the amount of income (loss) allocated to participating Convertible Preferred Stock by the weighted average number of shares of Preferred Stock, as assumed converted to Common Stock. Under EITF 03-06, all securities that meet the definition of a participating security should be considered for inclusion in the computation of basic earnings (loss) per share by using the two-class method. Under the two-class method, earnings (loss) per share is calculated as if all of the earnings (loss) for the period were distributed according to the terms of the securities. EITF 03-06 is effective for all periods beginning after March 31, 2004 and is required to be applied retroactively to all periods presented. The Company’s Series A Convertible Preferred Stock is a participating security, but it does not participate in a net loss. The Company adopted EITF 03-06 in the second quarter ended June 30, 2004.

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS 123 “Share-Based Payment”. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions with an entity obtains employee services in share-based payment transactions such as the options issued under the 1993 and 1997 Stock Option Plans. The Company is required to adopt this new standard effective for the third quarter of 2005. The statement provides for a prospective application of the new standard under which compensation cost will be recognized on or after the required effective date for all future share based award grants and the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. For periods before the required effective date, the Company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

forma disclosures required for those periods by Statement 123. The Company has estimated that the prospective application will reduce quarterly earnings by approximately $90 and $80 during the third and fourth quarters of 2005, respectively, based upon currently outstanding options. Adopting the modified version of retrospective application would reduce reported earnings for the years ended December 31, 2004, 2003 and 2002 by $627, $377 and $672, respectively. The Company has not yet determined weather it will elect to adopt the modified version of retrospective application.

Note 3 — Details of Certain Financial Statement Components

	December 31,
	2004	2003
Inventory:
Raw materials	$1,622	$1,960
Finished Goods	279	538

	$1,901	$2,498

Property and equipment:
Equipment	$2,156	$1,799
Production tooling	1,616	1,545
Leasehold improvements	279	278
Computer equipment and software	474	250

	4,525	3,872
Less: Accumulated depreciation	(3,140)	(2,572)

	$1,385	$1,300

Accrued liabilities:
Accrued management bonuses	$543	$—
Accrued salaries and benefits	449	346
Accrued warranty	227	145
Other accrued liabilities	386	377

	$1,605	$868

Note 4 — Income Taxes

There are no assets or liabilities for income taxes, or income tax expense included in the financial statements because the Company has had cumulative losses since inception for both book and tax purposes. The deferred tax assets and related valuation allowance were comprised of the following:

	December 31,
	2004	2003	2002
Deferred tax assets:
Net operating loss	$20,921	$21,293	$21,645
Credits	2,156	1,876	1,703
Depreciation	234	368	345
Deferred revenue	626	773	932
Other	1,014	1,069	301

	24,951	25,379	24,926
Less: valuation allowance	(24,951)	(25,379)	(24,926)

Net deferred tax asset	$—	$—	$—

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 — Income Taxes (Continued)

Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion that the Company’s deferred tax assets at December 31, 2004 require a full valuation allowance.

A reconciliation between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2004 is as follows:

	December 31,
	2004	2003	2002
Statutory Federal income tax rate	34.0%	(34.0%)	(34.0%)
Increase (Decrease) resulting from:
State Tax, net of federal benefit	2.0%	(5.8%)	(5.8%)
Nondeductible expenses	0.6%	—	0.1%
Research and development tax credits	(9.4%)	12.7%	2.7%
Expiring State NOL carryforwards	9.9%	—	—
Other	3.3%	—	—
Change in valuation allowance	(40.4%)	27.1%	37.0%

Effective rate	—	—	—

Because of the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss and research credit carryforwards is subject to annual limitation against income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future tax liabilities. The Company has Federal Net Operating Loss (NOL) carryforwards of $59,847 at December 31, 2004, which expire between 2008 and 2023. Additionally, at December 31, 2004, the Company has State NOL carryforwards of $6,489 which expire between 2010 and 2013. Approximately $34,964 of the Federal NOLs were incurred prior to the June 8, 1999 Preferred Financing, which qualified as a change in ownership under the Internal Revenue Code. The change in ownership limits the amount of the NOL which may be used to approximately $591 per year. The NOL incurred after the change in ownership, totaling approximately $24,883, may also be subject to an annual limitation under Section 382 of the Internal Revenue Code to the extent of certain future ownership changes.

Note 5 — Financing

On December 29, 2003, the Company extended its existing accounts receivable-based credit line (“Revolving Credit Line”) with Comerica Bank to fund future working capital requirements. This loan is a $3,000 Revolving Credit Line with the debt not to exceed the lesser of the Revolving Credit Line or the Borrowing Formula (80% of eligible accounts receivable up to 90 days from invoice date). At December 31, 2004, $3,000 was available and unused under the Revolving Credit Line. The Revolving Credit Line bears interest of Comerica Bank’s prime rate (5.25% at December 31, 2004) plus .50%, which is accrued and charged monthly, with a term of eighteen months from the date of closing. The Revolving Credit Line is secured by all of the Company’s assets and expires on June 30, 2005. During 2002, proceeds from the Revolving Credit Line were used to repay the $1,000 2002 Bridge Loan (Note 6) from Big Beaver Investments LLC (“Big Beaver”), one of the two holders of the Company’s preferred stock.

Note 6 – Private Placement

On February 25, 2002, the Company completed a private placement (“2002 Private Placement”) of 6,053,970 shares of Common Stock (of which 1,720,602 shares were given to Big Beaver in exchange for the

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 – Private Placement (Continued)

extinguishment of the 2001 Bridge Loan) and warrants to purchase 3,026,985 shares of Common Stock (of which 860,301 shares relate to the 2001 Bridge Loan) to selected institutional and accredited investors and Big Beaver, resulting in total proceeds of $9,081 (of which $2,581 relates to the exchange of the 2001 Bridge Loan), less issuance costs of $804. As a partial compensation for service rendered in the 2002 Private Placement, Roth Capital Partner, LLC, was granted a warrant to purchase up to 550,005 shares of the Company’s Common Stock at $2.00 per share. The value of such warrants of $985 is recorded as a non-cash offering cost charged to paid-in-capital. The warrants issued in the 2002 Private Placement have an exercise price of $2.00 per share and expire on February 25, 2007. The Company filed a registration statement relating to the resale of the securities offered in the 2002 Private Placement with the Securities and Exchange Commission on March 25, 2002 and the registration statement was declared effective on April 3, 2002. Upon completion of the 2002 Private Placement the number of shares of Common Stock issuable upon exercise and the exercise price of the warrant issued in connection with a bridge loan in 2000 between the Company and Big Star Investments LLC were adjusted to 166,667 and $1.50, respectively.

On June 27, 2003, the Company entered into a Subscription Agreement with Ferrotec Corporation (“Ferrotec”), a Tokyo-based manufacturer, whereby Ferrotec purchased 1,000,000 shares of unregistered Common Stock at $2.50 per share (“2003 Private Placement”). The Company received a $2,500 payment in exchange for the shares on June 27, 2003, less issuance costs. In connection with the 2003 Private Placement, a partial exercise of warrants issued in the 2002 Private Placement occurred. Special Situations Funds, MicroCapital Fund and Roth Capital Partners participated in the transaction. The three participants exercised warrants to purchase 250,000 shares at $2.00 per share for an aggregate exercise price of $500. The proceeds of the 2003 Private Placement and warrant exercise, net of issuance costs, were $2,935.

Note 7 — Convertible Preferred Stock

On June 8, 1999, the Company issued 9,000 shares of Series A Convertible Preferred Stock and warrants to purchase, as adjusted, up to 1,644,664 shares of Common Stock in exchange for $9,001. Costs in connection with the financing were $734, resulting in net proceeds of $8,267. The Series A Convertible Preferred Stock is convertible into 5,373,134 shares of Common Stock.

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

Voting Rights

The holder of each share of Series A Convertible Preferred Stock has the right to one vote for each share of Common Stock into which such Series A Convertible Preferred Stock could then be converted. The holders of this Series A Convertible Preferred Stock, as a class, have the right to elect five of the seven seats on the Board of Directors of the Company.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 7 — Convertible Preferred Stock (Continued)

Dividends

The Series A Convertible Preferred Stock will receive dividends on an “as-converted” basis with the Common Stock when and if declared by the Board of Directors. The dividends are noncumulative and are payable in preference to any dividends on common stock.

Liquidation Preference

Upon liquidation, dissolution or winding up of Amerigon, each share of Series A Convertible Preferred Stock is entitled to a liquidation preference of $1,000 plus 7% of the original issue price ($1,000) annually for up to four years after issuance plus any declared but unpaid dividends in priority to any distribution to the Common Stock, which will receive the remaining assets of Amerigon. As of December 31, 2004, the liquidation preference was $11,520.

Redemption

On or after January 1, 2003, if the closing price of the Common Stock for the past 60 days has been at least four times the then conversion price ($1.675 per share at December 31, 2002), the Company may redeem the Series A Convertible Preferred Stock for an amount equal to the Series A Redemption Price, which was $11,520 at December 31, 2004.

Note 8 — Stock Warrants

The following table lists the stock warrants outstanding at December 31, 2004 and 2003. All such warrants are vested and exercisable except the contingent warrants.

	2004	2003	Exercise Price	Expiration
Preferred Financing contingent warrants	—	30,074	Various	2002 thru 2007
1998 Financial Advisor warrants	—	5,000	$5.30	March 2004
1999 Financial Advisor warrants	—	2,500	$2.67	June 2004
Ford VPA warrants	108,345	108,345	$2.75	March 2007
Ford VPA warrants	216,690	—	$5.75	February 2009
2000 Bridge Loan warrants	166,667	166,667	$1.50	March 2005
2000 Placement Agent warrants	188,000	188,000	$5.00	June 2005
2001 Bridge Loan warrants	326,087	326,087	$1.15	February 2007
2002 Private Placement warrants (see Note 17)	710,301	2,972,690	$2.00	February 2007

	1,716,090	3,799,363

Warrants for 2,266,210 shares of common stock were exercised during 2004 of which 3,821 were cashless exercises. Proceeds received from the warrant exercises was $4,470 net of expenses of $55.

Note 9 — Stock Options

Under the Company’s Amended and Restated 1997 Stock Incentive Plan (the “1997 Plan”) and its 1993 Stock Option Plans (the “1993 Plan” and, together with the 1997 Plan, the “Plans”), 1,800,000 and 110,000 shares, respectively, of the Company’s Common Stock are reserved for issuance, pursuant to which officers and employees of the Company, as well as other persons who render services to or are otherwise associated with the Company, are eligible to receive qualified (“incentive”) and/or non-qualified stock options.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 — Stock Options (Continued)

The 1997 Plan expires in April 2007. The 1993 Plan expired in April 2003, but certain options issued under such plan have not expired. The Plans are administered by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions are determined by the Board of Directors at its sole discretion, in order to attract and retain personnel instrumental to the success of the Company. Incentive stock options granted under the Plans are exercisable for a period of up to ten years from the date of grant at an exercise price, which is not less than the fair market value of the Common Stock on the date of the grant.

Options granted are generally available to employees over various vesting periods and expire after ten years. Option vesting may be accelerated at the discretion of the Board of Directors.

The following table summarizes stock option activity:

		1997 and 1993 Stock Option Plans
	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2001	579,158	830,621	$4.05
Authorized	500,000	—	—
Granted	(415,000)	415,000	1.87
Expired	(6,667)	—	—
Cancelled	248,167	(248,167)	6.37

Outstanding at December 31, 2002	905,659	997,454	$2.66

Granted	(105,000)	105,000	2.37
Exercised	—	(24,000)	4.50
Cancelled	20,449	(23,673)	3.53

Outstanding at December 31, 2003	821,108	1,054,781	2.60

Granted	(407,000)	407,000	$4.61
Exercised	—	(16,500)	2.97
Cancelled	500	(500)	3.06

Outstanding at December 31, 2004	414,608	1,444,781	$3.16

The following table summarizes information concerning currently outstanding and exercisable stock options for the 1993 and 1997 Stock Option Plans as of December 31, 2004:

	Options Outstanding at December 31, 2004			Options Exercisable at December 31, 2004
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Vested and Exercisable	Weighted- Average Exercise Price
$1.05— 1.51	283,500	7.48	$1.36	242,000	$1.34
1.55— 3.04	278,000	7.63	2.36	271,750	2.35
3.06— 3.31	403,400	4.56	3.06	399,400	3.06
3.45— 14.09	479,881	8.66	4.77	213,031	4.95

	1,444,781			1,216,181

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 10 — Earnings (loss) per share

Income (loss) available to Common Stock is derived as follows:

	Year ended December 31,
	2004	2003	2002
Net income (loss)	$1,059	$(1,415)	$(6,306)
Amount allocated to participating Convertible Preferred Stock	(301)	—	—

Income (loss) available to Common Stock—basic	$758	$(1,415)	$(6,306)

The Company’s diluted earnings (loss) per share gives effect to all potential common shares outstanding during a period. In computing the diluted earnings (loss) per share, the treasury stock method is used in determining the number of share assumed to be purchased from the conversion of Common Stock equivalents. The following summarizes the shares included in the dilutive shares as disclosed in the statements of operations:

	Year ended December 31,
	2004	2003	2002
Weighted average number of shares for calculation of basic EPS—Common Stock	13,511,829	11,472,287	9,859,032
Stock options outstanding for 1993 and 1997 Stock Option Plans	456,852	—	—
Shares of Common stock issuable upon the exercise of warrants	768,323	—	—

Weighted average of share for calculation of diluted EPS	14,737,004	11,472,287	9,859,032

The accompanying table represents Common Stock issueable upon the exercise of certain stock options and warrants, and the Common Stock issuable upon the conversion of Series A Convertible Preferred Stock that have been excluded from the diluted earnings (loss) calculation because the effect of their inclusion would be anti-dilutive.

	Year ended December 31,
	2004	2003	2002
Stock options outstanding for the 1993 and 1997 Stock Options Plans	375,500	1,054,781	997,454
Shares of Common Stock issuable upon the exercise of warrants	404,690	3,799,363	4,444,299
Common Stock issuable upon the conversion of Series A Convertible Preferred Stock	5,373,134	5,373,134	5,373,134

Total	6,153,324	10,227,278	10,814,887

Note 11 — Ford Agreement

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

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 — Ford Agreement (Continued)

As part of the VPA, the Company granted to Ford warrants exercisable for Common Stock. A warrant for the right to purchase 82,197 shares of Common Stock at an exercise price of $2.75 per share was issued and fully vested on March 27, 2000. The fair value of the warrant of $1,148 was determined using the Black-Scholes valuation model and was recorded as a deferred exclusivity fee on the balance sheet. In addition, Ford received an additional fully vested warrant to purchase 26,148 shares of Common Stock at an exercise price of $2.75 per share due to a one time anti-dilution provision of the VPA that was triggered by the Company’s Private Placement in June 2000. The fair value of the additional warrant of $220 was determined using the Black-Scholes model and has been accounted for in the same manner as the deferred exclusivity fee. This fee was amortized on a straight-line basis from April 2000 to December 2004, the initial term of the Agreement. Amortization of $293, $293 and $293 were recorded as selling, general and administrative expense in 2004, 2003 and 2002, respectively. The Ford warrants contain a cashless exercise provision, which allows Ford to exercise their warrants and receive a number of shares equal in value to the difference between the then market price of the Common Stock and the exercise price of the warrant, multiplied by the number of warrant shares being exercised.

On December 10, 2003, Ford earned an additional warrant for 216,690 shares of Common Stock at an exercise price of $5.75. The fair value of the warrant of $676 was determined using the Black-Scholes valuation model. This non-cash charge was recorded as a selling expense in 2003. The warrant has an expiration date five years from the date of issuance.

Note 12 — Supplemental Disclosure of Cash Flow Information and Non-Cash Activity

Significant non-cash Items:

	Year ended December 31,
	2004	2003	2002
Cash paid for interest	—	69	11
Cash paid for income taxes	15	—	—
Issuance of warrants to underwriter of 2002 Private Placement	—	—	985
Exchange of bridge note payable for common stock	—	—	2,581
Issuance of stock options to non-employees	—	—	27

Note 13 — Licenses

In 1992, the Company obtained the worldwide license to manufacture and sell technology for a CCS product to individual automotive OEMs. Under the terms of the license agreement, royalties are payable based on cumulative net sales and do not require minimum payments. The Company has recorded royalty expense under this license agreement of $553, $530 and $304 in 2004, 2003 and 2002, respectively. These royalties are recorded as cost of goods sold.

Note 14 — Commitments

The Company leases its corporate offices in Dearborn, Michigan from the Ford Motor Land Development Corporation. The lease agreement expires on June 30, 2007 and requires the Company to pay $17 per month. The Company leases its technical facility in Irwindale, California from Irwindale Properties LLC. The lease agreement expires on February 28, 2006, and requires the Company to pay $14 per month. The Company also leases certain equipment under operating leases, which expire at various times through 2008. Rent expense under all of the Company’s operating leases was $558, $463 and $465 for 2004, 200 and 2002, respectively. Future minimum lease payments under all operating leases are $435, $259, $116 and $5 in 2005, 2006, 2007 and 2008, respectively, and nil thereafter.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 14 — Commitments (Continued)

On March 28, 2001, the Company entered into a Manufacturing and Supply Agreement (the “Agreement”) with Ferrotec. The Agreement grants to Ferrotec the exclusive right to manufacture CCS units in certain countries primarily located in the Far East (the “Territory”) for ultimate distribution by the Company to its customers within the Territory. The Territory includes Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the Agreement began April 1, 2001 and expires on April 1, 2011. The $2,000 fee paid by Ferrotec to the Company in connection with the Agreement has been recorded as a deferred manufacturing agreement liability on the condensed consolidated financial statements and is being amortized as other income on a straight-line basis over the term of the Agreement at a rate of $200 a year. Ferrotec also entered into a Subscription Agreement with the Company, whereby Ferrotec purchased 200,000 shares of unregistered Common Stock at $5.00 per share. The Company received the $2,000 and $1,000 payments under the two agreements in April 2001.

Note 15 — Related Party Transactions

Outsourcing of Production

The Company has outsourced production of its CCS product for its North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc. an affiliate of the managing member of Big Beaver Investments, LLC (one of the Company’s largest shareholders). In addition to the assembly labor operation, the Company purchases various components from Millennium. Purchases of labor services and components were $3,440, $2,295 and $595 for 2004, 2003 and 2002, respectively. The accounts payable balances due to Millennium were $456 and $329 for 2004 and 2003, respectively.

The Company purchases thermoelectric devices from and has outsourced a portion of its production to Ferrotec. With the completion of the 2003 Private Placement (Note 6), Ferrotec’s cumulative holdings are 1,200,000 shares of common stock. Purchases of labor services and components were $8,907, $7,071 and $2,928 for 2004, 2003 and 2002, respectively. The accounts payable balances due to Ferrotec were $948 and $1,160 for 2004 and 2003, respectively.

Lease of Building in Irwindale, California

The Company leases its current facility in Irwindale, California. Until December 11, 2003 this property was owned by a partnership controlled by Dr. Bell, the founder of the Company and BSST and minority interest holder of BSST. During 2003 and 2002, the Company paid Dr. Bell’s partnership $192 and $145, respectively, in rent at fair market. Effective December 11, 2003, the ownership of the property was transferred to Irwindale Properties, LLC, an unrelated party.

Note 16 — Segment Reporting

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” which requires the Company to disclose certain segment information used by management for making operating decisions and assessing the performance of the Company. Essentially, management evaluates the performance of its segments based primarily on operating results before depreciation and selling, general and administrative costs. Such accounting policies used are the same as those described in Note 2.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 16 — Segment Reporting (Continued)

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

The table below presents information about the reported product revenues and operating income (loss) of the Company for the years ended December 31, 2004, 2003 and 2002. Asset information by reportable segment is not reported, since management does not produce such information.

	CCS	BSST	Reconciling items		As Reported
2004:
Product revenues	$32,710	$—		$—	$32,710
Operating income (loss)	6,473	(198)		(5,489)	786
2003:
Product revenues	$29,042	$—	$		$29,042
Operating income (loss)	3,674	(121)		(5,107)	(1,554)
2002:
Product revenues	$15,271	$—		$—	$15,271
Operating income (loss)	430	(1,052)		(5,546)	(6,168)

BSST’s operating loss is net of reimbursement for developmental expense of $1,656, $1,147 and nil for the years ended 2004, 2003 and 2002, respectively. Reconciling items include selling, general and administrative costs of $5,414, $5,058 and $5,344, respectively, and depreciation expense of $75, $52 and $209, respectively, for years ended December 31, 2004, 2003 and 2002.

Product revenue by geographic area is as follows:

	2004	2003	2002
North America	$23,613	$23,179	$10,345
Asia	9,097	5,863	4,926

	$32,710	$29,042	$15,271

In 2004, three customers, two domestic (Bridgewater and Lear) and one foreign (NHK), represented 51%, 15%, and 21%, respectively, of the Company’s product revenues. In 2003, four customers, three domestic (JCI, Bridgewater and Lear) and one foreign (NHK), represented 43%, 25%, 10% and 14%, respectively, of the Company’s product revenues. In 2002, two customers, one domestic (JCI) and one foreign (NHK) represented 56% and 29%, respectively, of the Company’s product revenues.

Note 17 — Subsequent Event

On March 7, 2005, Big Beaver exercised its 710,301 2002 Private Placement warrants resulting in total proceeds to the Company of approximately $1,421.

AMERIGON INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2002	50	4	—	—	54
Year Ended December 31, 2003	54	14	—	(13)	55
Year Ended December 31, 2004	55	4	—	—	59

Allowance for Deferred Income Tax Assets
Year Ended December 31, 2002	23,091	1,835	—	—	24,926
Year Ended December 31, 2003	24,926	453	—	—	25,379
Year Ended December 31, 2004	25,379	(428)	—	—	24,951

Reserve for Inventory
Year Ended December 31, 2002	167	95	—	(208)	54
Year Ended December 31, 2003	54	237	—	(66)	225
Year Ended December 31, 2004	225	10	—	(115)	120

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Amerigon Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the consolidated financial position of Amerigon Incorporated and its subsidiaries at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
March 23, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGON INCORPORATED

By:	/s/ DANIAL R. COKER
DANIEL R. COKER
Chief Executive Officer

Date: March 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Daniel R. Coker and Barry Steele, or any of them, as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Capacity	Date

/s/ DANIEL R. COKER DANIEL R. COKER	President and Chief Executive Officer (Principal Executive Officer)	March 23, 2005

/s/ BARRY G. STEELE BARRY G. STEELE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2005

/s/ OSCAR B. MARX III OSCAR B. MARX III	Director, Chairman of the Board	March 23, 2005

/s/ FRANCOIS J. CASTAING FRANCOIS J. CASTAING	Director	March 23, 2005

/s/ JOHN W. CLARK JOHN W. CLARK	Director	March 23, 2005

/s/ PAUL OSTER PAUL OSTER	Director	March 23, 2005

/s/ JAMES J. PAULSEN JAMES J. PAULSEN	Director	March 23, 2005