Form 10-Q
period 2005-03-31
AMERIGON INC
filed 2005-04-27
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

At April 27, 2004, the registrant had 15,516,020 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

(2)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$8,400	$7,603
Accounts receivable, less allowance of $257 and $59, respectively	7,066	4,763
Inventory:
Raw materials	961	1,622
Finished Goods	686	279

Total Inventory	1,647	1,901
Prepaid expenses and other assets	287	308

Total current assets	17,400	14,575
Property and equipment, net	1,305	1,385
Patent costs, net of accumulated amortization of $4 and $4, respectively	379	333

Total assets	$19,084	$16,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,214	$3,199
Accrued liabilities	1,540	1,605
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	5,954	5,004
Deferred manufacturing agreement – long term portion	1,000	1,050

Total liabilities	6,954	6,054

Shareholders’ equity:
Preferred Stock:
Series A – no par value; convertible; 9,000 shares authorized, 9,000 issued and outstanding at March 31, 2005 and December 31, 2004; liquidation preference of $11,520 at March 31, 2005 and December 31, 2004	8,267	8,267
Common Stock:
No par value; 30,000,000 shares authorized, 15,516,020 and 14,693,251 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	52,706	51,277
Paid-in capital	20,202	20,202
Accumulated deficit	(69,045)	(69,507)

Total shareholders’ equity	12,130	10,239

Total liabilities and shareholders’ equity	$19,084	$16,293

See accompanying notes to the condensed consolidated financial statements.

(3)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Product revenues	$8,957	$8,961
Cost of sales	6,493	6,873

Gross margin	2,464	2,088

Operating costs and expenses:
Research and development	631	622
Selling, general and administrative	1,466	1,216

Total operating costs and expenses	2,097	1,838

Operating income	367	250

Interest income	45	1
Other income	50	50

Net income	$462	$301

Basic earnings per share:
Common Stock	$0.02	$0.02

Convertible Preferred Stock	$0.02	$0.02

Diluted earnings per share	$0.02	$0.01

Weighted average number of shares – basic
Common Stock	14,909	12,420

Convertible Preferred Stock (as converted)	5,373	5,373

Weighted average number of shares – diluted	15,592	15,080

See accompanying notes to the condensed consolidated financial statements.

(4)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net income	$462	$301
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	89	182
Changes in operating assets and liabilities:
Accounts receivable	(2,297)	532
Inventory	253	806
Prepaid expenses and other assets	15	86
Accounts payable	1,015	(292)
Accrued liabilities	(63)	38

Net cash provided by (used in) operating activities	(526)	1,653

Investing Activities:
Purchase of property and equipment	(60)	(86)
Patent costs	(46)	—

Net cash used in investing activities	(106)	(86)

Financing Activities:
Proceeds from the exercise of warrants and options, net of cash expenses	1,429	45

Net cash provided by financing activities	1,429	45

Net increase in cash and cash equivalents	797	1,612
Cash and cash equivalents at beginning of period	7,603	844

Cash and cash equivalents at end of period	$8,400	$2,456

See accompanying notes to condensed consolidated financial statements.

(5)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock		Paid-in Capital	Accumulated Deficit	Total
		Shares	Amount
Balance at December 31, 2004	$8,267	14,693	$51,277	$20,202	$(69,507)	$10,239
Exercise of warrants to purchase Common Stock for cash, net of cash expenses	—	818	1,421	—	—	1,421
Exercise of Common Stock options for cash	—	5	8	—	—	8
Net Income	—	—	—	—	462	462

Balance at March 31, 2005	$8,267	15,516	$52,706	$20,202	$(69,045)	$12,130

See accompanying notes to condensed consolidated financial statements.

(6)

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except unit, share and per share data)

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops and markets proprietary, high- technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2004, the Company completed its fifth consecutive year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 1,500,000 units of its CCS product through March 2005 to seven customers: Johnson Controls, Inc.; Lear Corporation; Bridgewater Interiors, LLC; NHK Spring Company, Ltd.; Marubeni Vehicle Corporation; Intier Automotive and Hyundai Motor Company.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in our Form 10-K.

(7)

Note 3 – Earnings per Share

Basic earnings per share are computed in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share”, and Emerging Issues Task Force (“EITF”) Issue 03-06, by dividing income available to Common Stock by the weighted average number of shares of Common Stock outstanding. The income available to Common Stock is derived as follows:

	Three Months Ended March 31,
	2005	2004
Net income	$462	$301
Amount allocated to participating Convertible Preferred Stock	(122)	(107)

Income available to Common Stock	$340	$194

The Company’s diluted earnings per share give effect to all potential shares of Common Stock outstanding during a period. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of Common Stock equivalents. The following summarizes the shares included in the dilutive shares as disclosed on the face of the consolidated condensed statements of operations:

	Three Months Ended March 31,
	2005	2004
Weighted average number of shares for calculation of basic EPS – Common Stock	14,909,098	12,419,882
Stock options outstanding for the 1993 and 1997 Stock Option Plans	406,812	511,138
Shares of Common Stock issuable upon the exercise of warrants	276,109	2,149,155

Weighted average number of shares for calculation of diluted EPS	15,592,019	15,080,175

The accompanying table represents Common Stock issuable upon the exercise of certain stock options and warrants, and the Common Stock issuable upon the conversion of Series A Convertible Preferred Stock that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

(8)

Note 3 – Earnings per Share (Continued)

	Three Months Ended March 31,
	2005	2004
Stock options outstanding for the 1993 and 1997 Stock Option Plans	405,500	22,500
Shares of Common Stock issuable upon the exercise of warrants	404,690	404,690
Shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock	5,373,134	5,373,134

Total	6,183,324	5,800,324

The Company’s Series A Convertible Preferred Stock is a participating security, but it does not participate in a net loss. EITF 03-06 is effective for all periods beginning after March 31, 2004. The Company adopted EITF 03-06 in the second quarter ended June 30, 2004.

Note 4 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three months ended March 31, 2005 and 2004. Asset information by reportable segment is not reported since management does not produce such information.

For the Three Months Ended March 31,	CCS	BSST (1)	Reconciling Items		As Reported
2005
Product revenues	$8,957	$—	$—		$8,957
Operating income	1,841	(8)	(1,466	)(2)	367

2004
Product revenues	8,961	—	—		8,961
Operating income	1,569	(67)	(1,252	)(2)	250

(1)	BSST’s operating loss for the three months ended March 31, 2005 and 2004, is net of $852 and $276, respectively, of reimbursable developmental funding.
(2)	Represents selling, general and administrative costs of $1,445,000 and $1,240,000, respectively, and depreciation expense of $21,000 and $12,000, respectively, for the three months ended March 31, 2005 and 2004.

(9)

Note 4 – Segment Reporting (Continued)

Product revenues information by geographic area:

	Three Months Ended March 31,
	2005	2004
North America	$5,684	$7,780
Asia	3,273	1,181

Total product revenues	$8,957	$8,961

Product revenues information by geographic area, as a percent of total product revenues:

	Three Months Ended March 31,
	2005	2004
North America	63%	87%
Asia	37%	13%

Total product revenues	100%	100%

Note 5 – Accounting for Stock-Based Compensation

The Company issues stock options to key employees under its 1993 and 1997 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$462	$301
Value of stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(167)	(207)

Pro forma net income	$295	$94

Earnings per share:
Basic – Common Stock – as reported	$0.02	$0.02
Basic – Common Stock – pro forma	$0.01	$0.01
Basic – Convertible Preferred Stock – as reported	$0.02	$0.02
Basic – Convertible Preferred Stock – pro forma	$0.01	$0.01
Diluted – as reported	$0.02	$0.01
Diluted – pro forma	$0.01	$0.01

(10)

Note 6 – Related Party Transactions

The Company has outsourced production of the CCS product for its North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., an affiliate of the managing member of Big Beaver Investments LLC (one of the Company’s major shareholders). In addition to the assembly labor operation, the Company purchases various components from Millennium. As of March 31, 2005, the components held at this supplier’s plant are reported as raw material inventory. Completed CCS systems held at the supplier’s plant before shipment to the customer are reported as finished goods inventory. For the quarter ended March 31, 2005, purchases from this supplier totaled $1,086 with an accounts payable balance of $617 as of such date.

In June 2003, the Company began shipping a new generation of the CCS product from a second contract manufacturer, Ferrotec Corporation (“Ferrotec”) located in Hangzhou, China. In addition, the Company purchases thermoelectric devices from Ferrotec. For the quarter ended March 31, 2005, purchases from this supplier totaled $1,724 with an accounts payable balance of $923 as of such date. Ferrotec owns 1,200,000 shares of the Company’s Common Stock as of March 31, 2005.

Note 7 – Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004) – Share-Based Payment (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions with an entity obtains employee services in share-based payment transactions such as the options issued under the 1993 and 1997 Stock Option Plans. The statement provides for a prospective application of the new standard under which compensation cost will be recognized on or after the required effective date for all future share based award grants and the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for pro forma disclosures. For periods before the required effective date, we may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123R. We have not yet determined weather we will elect to adopt the modified version of retrospective application.

On April 14, 2005 the Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date of SFAS 123R. Under the SEC’s rule, FAS 123R is now effective for Amerigon beginning January 1, 2006.

(11)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We design, develop and market proprietary, high-technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). In 2004, we completed our fifth consecutive year of producing and selling our Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. We have shipped more than 1,500,000 units of our CCS product through March 2005 to seven customers: Johnson Controls, Inc.; Lear Corporation; Bridgewater Interiors, LLC; NHK Spring Company, Ltd.; Marubeni Vehicle Corporation; Intier Automotive and Hyundai Motor Company.

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

Results of Operations

First Quarter 2005 Compared with First Quarter 2004

Product Revenues. Product revenues for the three months ended March 31, 2005 (“First Quarter 2005”), were $8,957,000 compared with revenues of $8,961,000 for the three months ended March 31, 2004 (“First Quarter 2004”). Higher average unit prices and higher sales on Asian programs were offset by soft sales to our North American based customers. Asian sales benefited by the addition of our CCS product as an option on the Nissan Fuga (previously referred to as the Gloria) during the second quarter of 2004 and on the Infiniti M45 during the fourth quarter of 2004. During the First Quarter 2005, North American car manufacturers significantly reduced their production schedules for new vehicles, including those vehicles equipped with the CCS System, in order to adjust their inventory levels to match overall lower market demand for new vehicles in 2005. Unit shipments decreased to 130,000 units for the First Quarter 2005 compared with 140,000 units for the First Quarter 2004. Higher average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having higher Amerigon content during the First Quarter 2005 compared with that of the First Quarter 2004. Content varies between programs based upon each of our customers’ desire to source certain components that complement the CCS system through Amerigon verses directly from other suppliers. Notwithstanding the decrease in unit sales, we believe that annual product revenues of our CCS system will be up more than 10-15% in calendar 2005, compared to calendar 2004 provided that North Amerigon vehicle sales do not deteriorate further and that currently scheduled product launches arrive at current expectations for timing and volume. During the First Quarter 2005 we announced two new vehicle lines that will offer our CCS system which will be introduced to the North American automotive market during the third quarter of 2005 including the 2006 Buick Lucerne and the 2006 Lincoln Zephyr. Currently, 15 vehicle lines from five major automotive manufacturers offer our CCS product compared with 14 vehicle models and five manufacturers in the First Quarter 2004.

Cost of Sales. Cost of sales decreased to $6,493,000 in the First Quarter 2005 (72%, as a percentage of sales) from $6,873,000 in the First Quarter 2004 (77%, as a percentage of sales). This decrease of $380,000, or 5%, is attributable to a favorable change in the mix of products sold and by our continued cost reduction efforts.

(12)

Research and Development Expenses. Research and development expenses increased to $631,000 in the First Quarter 2005 from $622,000 in the First Quarter 2004. This $9,000, or 1.4%, increase was due primarily to higher costs associated with product launch activities and lower prototype costs associated with our next generation of CCS design. These higher costs were partially offset by an increase in reimbursement for development efforts of our BSST LLC (“BSST”) subsidiary.

We group development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,466,000 in the First Quarter 2005 compared with $1,216,000 in First Quarter 2004. This $250,000, or 21%, increase was primarily due to the commencement of cash compensation to the Board of Directors during the second quarter of 2004, costs associated with a proposed change in our State of Incorporation and costs associated with our efforts to comply with certain provisions of the Sarbanes-Oxley Act of 2002. These increased costs were partially offset by the elimination of $73,000 in amortization relating to the Value Participation Agreement (“VPA”) with the Ford Motor Company warrant valuation which became fully amortized on December 31, 2004 when the agreement expired.

Interest Income. We had interest income of $45,000 for the First Quarter 2005 compared with $1,000 for the First Quarter 2004. The increase of $44,000 resulted from having higher cash reserves during the First Quarter 2005 as compared with the First Quarter 2004 and due to higher average yields on our cash investments. We started the First Quarter 2005 with cash and cash equivalents of $7,603,000 as compared to $844,000 at the beginning of 2004. This increase was the result of positive operating cash flows of $3,033,000 and $4,519,000 in proceeds from the exercise of warrants offset partially by cash used in investing activities of $793,000 during the year ended December 31, 2004. Our cash and cash equivalents increased further during the First Quarter of 2005 by $797,000 (see “Liquidity and Capital Resources”).

Liquidity and Capital Resources

As of March 31, 2005, we had working capital of $11,446,000 and our cash and cash equivalents increased to $8,400,000 from $7,603,000 at December 31, 2004. Cash used for operating activities during the First Quarter 2005 was $526,000 and was attributable to an increase in operating assets and liabilities of $1,077,000 offset partially by net income, net of depreciation and amortization of $551,000. The higher operating assets and liabilities were primarily due to higher accounts receivable and lower accrued liabilities offset partially by lower inventory and higher trade accounts payable balances at March 31, 2005, compared with December 31, 2004. Cash provided by operations during the First Quarter 2004 was $1,653,000. The unfavorable operating cash flows for the First Quarter 2005 as compared with the First Quarter 2004 is due to the increase in operating assets and liabilities during the First Quarter 2005 as compared with the First Quarter 2004, particularly in accounts receivable and trade accounts payable. This change is attributable to a higher increase in business activity from the fourth quarter of 2004 to the First Quarter 2005 as compared to the increase in business activity from the fourth quarter of 2003 to the First Quarter 2004. Product revenues increased in the First Quarter 2005 as compared with the fourth quarter of 2004 by $1,169,000 while product revenues increased during the First Quarter of 2004 by $19,000 as compared with the fourth quarter of 2003.

(13)

Cash used in investing activities amounted to $106,000 during the First Quarter 2005, reflecting the purchase of tooling and equipment and cost of new patent application filings. Financing activities provided $1,429,000 from the exercise of warrants and stock options.

We have, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year. Potential incentive and option agreements for BSST management could reduce our 85% ownership interest to 75% over time if all incentive targets are achieved and all of the authorized options are awarded to BSST management and employees.

For the First Quarter 2005, we posted our sixth consecutive quarterly profit. We expect to continue to operate at a profit at average sales volumes comparable to or better than that of the First Quarter 2005. We are working with many automobile manufacturers for future introduction of our CCS technology, but there is no guarantee these manufacturers will introduce our products.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering, as well as other equity and debt financings.

Related Party Transactions

We have outsourced production of our CCS product for our North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., an affiliate of the managing member of Big Beaver Investments LLC (one of our major shareholders). In addition to the assembly labor operation, we purchase various injection molded components from Millennium. Purchases of labor services and components were $1,086,000 for the First Quarter 2005 and $685,000 for the First Quarter 2004.

We purchase thermoelectric devices from and have outsourced a portion of our production to Ferrotec Corporation (“Ferrotec”). Ferrotec owns 1,200,000 shares of our Common Stock as of March 31, 2005. Purchases of labor and services and components from Ferrotec were $1,724,000 for the First Quarter 2005 and $1,952,000 for the First Quarter 2004.

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004) – Share-Based Payment (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions with an entity obtains employee services in share-based payment transactions such as the options issued under the 1993 and 1997 Stock Option Plans. The statement provides for a prospective application of the new standard under which compensation cost will be recognized on or after the required effective date for all future share based award grants and the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for pro forma disclosures. For periods before the required effective date, we may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123R. We have not yet determined weather we will elect to adopt the modified version of retrospective application.

On April 14, 2005 the Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date of SFAS 123R. Under the SEC’s rule, FAS 123R is now effective for Amerigon beginning January 1, 2006.

(14)

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

RISK FACTORS

Risks Relating to our Business

We are only in the early stage of commercialization and marketing of our products and our sales may not significantly increase

Although we began operations in 1991, we have only engaged in the commercial manufacturing and marketing of our products since 1999. In December 1997, we received our first production orders for our CCS product, but shipments of production units in 1998 were very small. We had product revenues of $32,710,000 in 2004, $29,042,000 in 2003, $15,271,000 in 2002, and $6,447,000 in 2001. In 1998, we were selected by Ford to supply our CCS product to Johnson Controls for installation in the 2000 model year Lincoln Navigator and our CCS product was selected by the Toyota Motor Corporation to supply NHK Spring Company, Ltd. for installation in the 2001 model year Lexus LS 430 and Toyota Celsior luxury automobiles. In 2002 we added the Ford Expedition SUV, Lincoln Aviator SUV and LS luxury automobile and Infiniti Q45 and M45 luxury automobiles. In 2003, we added the Mercury Monterey mini van, the Cadillac XLR luxury roadster, the Cadillac DeVille luxury sedan, the Cadillac Escalade ESV SUV, the Hyundai Equus luxury sedan and the Nissan Cima luxury sedan. Currently, our CCS product is currently being offered as an optional feature on these vehicles. There can be no assurance that additional vehicle platforms will use our CCS product, that sales will significantly increase or that we will remain profitable.

We have incurred substantial operating losses since our inception

Although we have reported net income for the past six consecutive quarters, we had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of March 31, 2005, we had accumulated deficits since inception of $69,045,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

(15)

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At March 31, 2005, we had cash and cash equivalents of $8,400,000 and net working capital of $11,446,000. Based on our current operating plan, we believe cash at March 31, 2005, along with the proceeds from future revenues and borrowings from our $3,000,000 accounts receivable-based financing, will be sufficient to meet operating needs for the foreseeable future.

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

We are working with many other automotive manufacturers and their seat suppliers in an effort to have the CCS product included in other models commencing with the 2006 model year and beyond. We currently have active development programs on many vehicle platforms, but no assurance can be given that our CCS product will be implemented in any of these vehicles. While we have the only actively-cooled seat available, competitors are introducing ventilated seats, which provide some of the cooled-seat attributes and are very price competitive with our CCS product. Additionally, heat only devices are readily available from our competitors.

We have experienced negative cash flows from operations until just recently

We had experienced negative cash flow from operations since our inception through the third quarter of 2003 and have expended, and expect to continue to expend, substantial funds to continue our development and marketing efforts. We have generated positive cash flows from operations of $3,033,000 for the year ended December 31, 2004, however, we had negative cash flows from operations of $1,867,000 in 2003, $6,942,000 in 2002, and $6,696,000 in 2001.

Based on our current operating plans, we believe that cash at March 31, 2005, along with proceeds from future revenues and borrowings from our $3,000,000 accounts receivable-based financing will be sufficient to meet operating needs for the foreseeable future. Although the actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control, we do not anticipate the need for additional financing.

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

(16)

The outsourcing of production to other countries entails risks of production interruption and unexpected costs

Through 2002, we had been engaged in manufacturing in California for three years, producing moderate quantities of product. We have completed the outsourcing of production to lower cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. The shift of the 1st generation production for North American and Asian platforms to a supplier plant in Chihuahua, Mexico and the 2nd generation of production to Hangzhou, China, entails risk of production interruption and unexpected costs due to the extended logistics.

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

(17)

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

Any failure to protect our intellectual property could harm our business and competitive position

As of March 31, 2005, we owned twelve U.S. patents and had seven U.S. patents pending and our subsidiary BSST owned six U.S. patents, and had seven U.S. patents pending and twenty seven foreign patents pending. We were also licensees of three patents and joint owners with Honda Motor Co. of three U.S. patents and four Japanese patent applications. We also owned thirty one foreign patents and had ten foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992, with respect to technology similar to our CCS technology. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties totaling $100,000 annually, and must continue to comply with those licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

(18)

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

(19)

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

(20)

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

Risks Relating to Share Ownership

Our significant shareholders control the company

Big Beaver Investments LLC and Westar Capital II LLC each own 4,500 shares of Convertible Preferred Stock, which are convertible into Common Stock at an initial conversion price of $1.675 per common share. Combined, Big Beaver and Westar have the right to elect a majority of our directors. Big Beaver and Westar each has preemptive rights on future financings, so as to maintain their percentage ownership. Based upon the terms of the Convertible Preferred Stock, Big Beaver and Westar together in the aggregate held approximately 39% of our common equity (on an as-converted basis, excluding options and warrants), as of March 31, 2005.

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

The Convertible Preferred Stock of the Company, which is outstanding, confers upon its holders the right to elect five members of the Board of Directors while the holders of Common Stock have the right to elect two members of the Board of Directors. In addition, the Convertible Preferred Stock will vote together with the shares of Common Stock on most matters submitted to shareholders. As of March 31, 2005, the holders of the Convertible Preferred Stock had approximately 39% of our voting shares and, as a result of such ownership and right to elect five members of the board of directors, are likely to have the ability to approve or prevent any subsequent change of control.

(21)

In addition, our Board of Directors has the authority to issue up to 4,991,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

Our borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (5.75% at March 31, 2005). As of March 31, 2005, there were no borrowings outstanding under our line of credit.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents; consequently, all of the marketable securities shown in below are expected to mature during 2005. The carrying value approximates fair value at March 31, 2005.

Marketable Securities	Carrying Value (in thousands)	Average Rate of Return at March 31, 2005 (Annualized)
Cash equivalents	$7,575,000	3.04%

ITEM 4. CONTROLS AND PROCEDURES

Management, including the Company’s President & Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended March 31, 2005. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at March 31, 2005.

There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(23)

PART II    OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number		Description
3.1.1		Amended and Restated Articles of Incorporation filed with the California Secretary of State on April 23, 1993, as amended through May, 2000(1)

3.1.2		Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on June 10, 2002(2)

3.2		Certificate of Determination of Rights, Preferences and Privileges of the Series A Convertible Preferred Stock filed with the California Secretary of State on May 26, 1996, as amended(1)

3.3		Amended and Restated Bylaws of the Company(3)

4.1.1		First Warrant issued to Ford Motor Company as of March 27, 2000 pursuant to the Value Participation Agreement dated March 27, 2000(4)

4.1.2		Second Warrant issued to Ford Motor Company as of March 27, 2000 pursuant to the Value Participation Agreement dated March 27, 2000 (12)

4.1.3		Third Warrant issued to Ford Motor Company as of February 4, 2004 pursuant to the Value Participation Agreement dated March 27, 2000 (12)

4.2.1		Second Amended and Restated Bridge Loan Warrant issued to Big Beaver Investments LLC dated February 12, 2002(5)

4.2.2		Amendment to Second Amended and Restated Bridge Loan Warrant issued to Big Beaver Investments LLC dated March 3, 2005 (12)

4.3		Placement Agent Warrant issued to Roth Capital Partners LLC on February 25, 2002(5)

10.1	*	1993 Stock Option Plan(6)

10.2	*	Amended and Restated 1997 Stock Incentive Plan(7)

10.3.1		Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(6)

10.3.2		Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(8)

10.4		Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(9)

10.5		Purchase Agreement dated February 12, 2002 between the Company and Special Situation Funds (includes preemption rights in favor of Special Situation Funds)(5)

10.6		Purchase Agreement dated February 12, 2002 between the Company and MicroCapital Funds (includes preemption rights in favor of MicroCapital Funds)(5)

10.7		Exchange Agreement between the Company and Big Beaver Investments LLC dated February 12, 2002 (includes preemption rights in favor of Big Beaver Investments LLC)(5)

10.8.1		Investors Rights among the Company, Big Beaver Investments LLC and Westar Capital II LLC dated June 8, 1999(10)

10.8.2		First Amendment to Investors Rights Agreement among the Company, Big Beaver Investments LLC and Westar Capital II LLC dated March 16, 2000(5)

10.9		Value Participation Agreement between the Company and Ford Motor Company dated March 27, 2000(4)

10.10	*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(11)

10.11		Employment Agreement between Dr. Lon E. Bell and BSST LLC dated May 30, 2001(11)

(24)

10.12	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(11)

10.13	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(10)

10.14	Cross License Agreement between the Company and BSST LLC dated November 19, 2002 (12)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company Registration Statement on Form S-2, as amended, File No. 333-17401, and incorporated by reference.
(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(7)	Previously filed as an exhibit to the Company’s Definitive Proxy Schedule on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders, File No. 000-21810, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

(25)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/s/ DANIAL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: April 27, 2005

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 27, 2005

(26)