Form 10-Q
period 2005-06-30
AMERIGON INC
filed 2005-08-10
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 0 - 21810

AMERIGON INCORPORATED

(Exact name of registrant as specified in its charter)

Michigan	95-4318554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Town Center Dr., Ste. 200, Dearborn, MI	48126-2716
(Address of principal executive offices)	(Zip Code)

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

Yes ☑    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

At August 10, 2005, the registrant had 15,516,020 shares of Common Stock, no par value, issued and outstanding.

(1)

AMERIGON INCORPORATED

(2)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$1,547	$1,078
Short-term investments	8,425	6,525
Accounts receivable, less allowance of $257 and $59, respectively	5,258	4,763
Inventory:
Raw materials	1,610	1,622
Finished Goods	121	279

Total Inventory	1,731	1,901
Prepaid expenses and other assets	411	308

Total current assets	17,372	14,575
Property and equipment, net	1,233	1,385
Patent costs, net of accumulated amortization of $4 and $4, respectively	492	333

Total assets	$19,097	$16,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,529	$3,199
Accrued liabilities	1,843	1,605
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	5,572	5,004
Deferred manufacturing agreement – long term portion	950	1,050

Total liabilities	6,522	6,054

Shareholders’ equity:
Preferred Stock:
Series A – no par value; convertible; 9,000 shares authorized, 9,000 issued and outstanding at June 30, 2005 and December 31, 2004; liquidation preference of $11,520 June 30, 2005 and December 31, 2004	8,267	8,267
Common Stock:
No par value; 30,000,000 shares authorized, 15,516,020 and 14,693,251 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	52,697	51,277
Paid-in capital	20,202	20,202
Accumulated deficit	(68,591)	(69,507)

Total shareholders’ equity	12,575	10,239

Total liabilities and shareholders’ equity	$19,097	$16,293

See accompanying notes to the condensed consolidated financial statements.

(3)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Product revenues	$8,562	$8,630	$17,519	$17,591
Cost of sales	6,104	6,394	12,597	13,267

Gross margin	2,458	2,236	4,922	4,324
Operating costs and expenses:
Research and development	656	561	1,287	1,183
Selling, general and administrative	1,464	1,436	2,930	2,652

Total operating costs and expenses	2,120	1,997	4,217	3,835

Operating income	338	239	705	489
Interest income	66	6	111	7
Other income	50	50	100	100

Net income	$454	$295	$916	$596

Basic earnings per share:
Common Stock	$0.02	$0.02	$0.04	$0.03

Convertible Preferred Stock	$0.02	$0.02	$0.04	$0.03

Diluted earnings per share	$0.02	$0.01	$0.04	$0.03

Weighted average number of shares – basic
Common Stock	15,516	12,689	15,214	12,554

Convertible Preferred Stock (as converted)	5,373	5,373	5,373	5,373

Weighted average number of shares – diluted	16,132	15,191	15,865	14,970

See accompanying notes to the condensed consolidated financial statements.

(4)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net income	$916	$596
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	211	369
Compensation from grant of non-employee stock options	—	22
Changes in operating assets and liabilities:
Accounts receivable	(488)	1,140
Inventory	169	187
Prepaid expenses and other assets	(109)	(111)
Accounts payable	329	(230)
Accrued liabilities	239	256

Net cash provided by operating activities	1,267	2,229
Investing Activities:
Purchases of short-term investments	(11,150)	(15,450)
Sales of short-term investments	9,250	13,450
Purchase of property and equipment	(159)	(253)
Patent costs	(159)	—

Net cash used in investing activities	(2,218)	(2,253)
Financing Activities:
Proceeds from the exercise of warrants and options, net of cash expenses	1,420	1,153

Net cash provided by financing activities	1,420	1,153

Net (decrease) increase in cash and cash equivalents	469	1,129
Cash and cash equivalents at beginning of period	1,078	844

Cash and cash equivalents at end of period	$1,547	$1,973

See accompanying notes to condensed consolidated financial statements.

(5)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock		Paid-in Capital	Accumulated Deficit	Total
		Shares	Amount
Balance at December 31, 2004	$8,267	14,693	$51,277	$20,202	$(69,507)	$10,239
Exercise of warrants to purchase Common Stock for cash, net of cash expenses	—	818	1,412	—	—	1,412
Exercise of Common Stock options for cash	—	5	8	—	—	8
Net Income	—	—	—	—	916	916

Balance at June 30, 2005	$8,267	15,516	$52,697	$20,202	$(68,591)	$12,575

See accompanying notes to condensed consolidated financial statements.

(6)

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops and markets proprietary, high- technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company is currently in its sixth consecutive year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 1,620,000 units of its CCS product through June 2005 to seven customers: Johnson Controls, Inc.; Lear Corporation; Bridgewater Interiors, LLC; NHK Spring Company, Ltd.; Marubeni Vehicle Corporation; Intier Automotive and Hyundai Motor Company.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in our Form 10-K.

Note 3 – Revision in the Classification of Short-Term Investments

The Company’s short-term investments consist of Auction Rate Securities (“ARS”) which represent funds available for current operations. ARS are debt instruments with a long-term nominal maturity for which the interest rate is reset through a “Dutch auction” process. The Company invests in ARS that have auctions held every seven days. The Company has determined that investments in ARS should be classified as short-term investments. For periods ending prior to June 30, 2005, ARS were included as part of “Cash & cash equivalents” and the Company reported no short-term investments. The classification for prior periods has been revised and ARS are now classified as short-term investments, and purchases and sales of these securities have been reflected as investing activities in the consolidated condensed statements of cash flows. As of December 31, 2004, the classification of $6,525,000 of ARS, previously included in cash and cash equivalents, has been revised and classified as short-term investments.

(7)

Note 4 –Earnings per Share

Basic earnings per share are computed in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share”, and Emerging Issues Task Force (“EITF”) Issue 03-06, by dividing income available to Common Stock by the weighted average number of shares of Common Stock outstanding. The income available to Common Stock is derived as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in Thousands)		(in Thousands)
	2005	2004	2005	2004
Net income	$454	$295	$916	$596
Amount allocated to participating Convertible Preferred Stock	117	88	239	179

Income available to Common Stock	$337	$207	$677	$417

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average number of shares for calculation of basic EPS – Common Stock	15,516,020	12,688,677	15,214,235	12,554,279
Stock options outstanding for the 1993 and 1997 Stock Option Plans	355,045	573,968	381,996	540,956
Shares of Common Stock issuable upon the exercise of warrants	261,417	1,928,340	268,913	1,874,852

Weighted average number of shares for calculation of diluted EPS	16,132,481	15,190,985	15,865,144	14,970,087

The accompanying table represents Common Stock issuable upon the exercise of certain stock options and warrants, and the Common Stock issuable upon the conversion of Series A Convertible Preferred Stock that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

(8)

Note 4 –Earnings per Share (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock options outstanding for the 1993 and 1997 Stock Option Plans	415,131	21,500	408,750	21,500
Shares of Common Stock issuable upon the exercise of warrants	404,690	216,690	404,690	216,690
Shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock	5,373,134	5,373,134	5,373,134	5,373,134

Total	6,192,955	5,611,324	6,186,574	5,611,324

The Company’s Series A Convertible Preferred Stock is a participating security, but it does not participate in a net loss.

Note 5 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three and six months ended June 30, 2005 and June 2004. Asset information by reportable segment is not reported since management does not produce such information.

Three Months Ended June, 30	CCS	BSST (1)	Reconciling Items		CCS
	(in Thousands)
2005
Product revenues	$8,562	$—	$—	(2)	$8,562
Operating income	1,841	(40)	(1,463)		338

2004
Product revenues	$8,630	$—	$—	(2)	$8,630
Operating income	1,744	(69)	(1,436)		239

(1)	BSST’s operating loss for the three months ended June 30, 2005 and 2004, is net of $873,000 and $359,000, respectively, of reimbursable developmental funding.

(2)	Represents selling, general and administrative costs of $1,413,000 and $1,424,000, respectively, and depreciation expense of $50,000 and $12,000 respectively, for the three months ended June 30, 2005 and 2004.

(9)

Note 5 – Segment Reporting (Continued)

Six Months Ended June, 30	CCS	BSST (1)	Reconciling Items		CCS
	(in Thousands)
2005
Product revenues	$17,519	$—	$—	(2)	$17,519
Operating income	3,316	(48)	(2,930)		338
2004
Product revenues	$17,591	$—	$—	(2)	$17,591
Operating income	3,277	(136)	(2,652)		489

(1)	BSST’s operating loss for the six months ended June 30, 2005 and 2004, is net of $1,725,000 and $635,000, respectively, of reimbursable developmental funding.

(2)	Represents selling, general and administrative costs of $2,859,000 and $2,628,000, respectively, and depreciation expense of $71,000 and $24,000, respectively, for the six months ended June 30, 2005 and 2004.

Product revenues information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in Thousands)		(in Thousands)
North America	$4,964	$6,264	$10,648	$13,183
Asia	3,598	2,366	6,871	4,408

Total product revenues	$8,562	$8,630	$17,519	$17,591

Product revenues information by geographic area, as a percent of total product revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
North America	58%	73%	61%	75%
Asia	42%	27%	39%	25%

Total product revenues	100%	100%	100%	100%

(10)

Note 6 – Accounting for Stock-Based Compensation

The Company issues stock options to key employees under its 1993 and 1997 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 and 2004, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in Thousands)		(in Thousands)
Net income, as reported	$454	$295	$916	$596
Value of stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(94)	(247)	(260)	(452)

Pro forma net income	$360	$48	$656	$144

Earnings per share:
Basic – Common Stock – as reported	$0.02	$0.02	$0.04	$0.03
Basic – Common Stock – pro forma	$0.02	$0.00	$0.03	$0.01
Basic – Convertible Preferred Stock – as reported	$0.02	$0.02	$0.04	$0.03
Basic – Convertible Preferred Stock – pro forma	$0.02	$0.00	$0.03	$0.01
Diluted – as reported	$0.02	$0.01	$0.04	$0.03
Diluted – pro forma	$0.02	$0.00	$0.03	$0.01

Note 7 – Related Party Transactions

The Company has outsourced production of the CCS product for its North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., an affiliate of the managing member of Big Beaver Investments LLC (one of the Company’s major shareholders). In addition to the assembly labor operation, the Company purchases various components from Millennium. As of June 30, 2005, the components held at this supplier’s plant are reported as raw material inventory. Completed CCS systems held at the supplier’s plant before shipment to the customer are reported as finished goods inventory. For the three and six months ended June 30, 2005, purchases from this supplier totaled $964,000 and $2,050,000, respectively, with an accounts payable balance of $611,000 as of such date.

In June 2003, the Company began shipping a new generation of the CCS product from a second contract manufacturer, Ferrotec Corporation (“Ferrotec”) located in Hangzhou, China. In addition, the Company purchases thermoelectric devices from Ferrotec. For the three and six months ended June 30, 2005, purchases from this supplier totaled $2,217,000 and $3,941,000, respectively, with an accounts payable balance of $1,149,000 as of such date. Ferrotec owns 1,200,000 shares of the Company’s Common Stock as of June 30, 2005.

(11)

Note 8 – Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004) – Share-Based Payment (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions when an entity obtains employee services in share-based payment transactions such as the options issued under the 1993 and 1997 Stock Option Plans. The statement provides for a prospective application of the new standard under which compensation cost will be recognized on or after the required effective date for all future share based award grants and the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for pro forma disclosures. For periods before the required effective date, we may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123R. We have not yet determined whether we will elect to adopt the modified version of retrospective application.

On April 14, 2005 the Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date of SFAS 123R. Under the SEC’s rule, FAS 123R is now effective for Amerigon beginning January 1, 2006.

(12)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We design, develop and market proprietary, high-technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). We are currently in our sixth consecutive year of producing and selling our Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. We have shipped more than 1,620,000 units of our CCS product through June 2005 to seven customers: Johnson Controls, Inc.; Lear Corporation; Bridgewater Interiors, LLC; NHK Spring Company, Ltd.; Marubeni Vehicle Corporation; Intier Automotive and Hyundai Motor Company.

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

Results of Operations

Second Quarter 2005 Compared with Second Quarter 2004

Product Revenues. Product revenues for the three months ended June 30, 2005 (“Second Quarter 2005”), were $8,562,000 compared with revenues of $8,630,000 for the three months ended June 30, 2004 (“Second Quarter 2004”) representing a decrease of $68,000, or 1%. Higher average unit prices and higher sales on Asian programs were offset by soft sales to our North American based customers. Higher average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having higher Amerigon content during the Second Quarter 2005 compared with that of the Second Quarter 2004. Asian sales benefited by the addition of our CCS product as an option on the Infiniti M45 during the fourth quarter of 2004. During the Second Quarter 2005, North American car manufacturers significantly reduced their production schedules for new vehicles, including some vehicles equipped with the CCS System, in response to overall lower market demand for new vehicles in 2005. Unit shipments decreased to 125,000 units for the Second Quarter 2005 compared with 135,000 units for the Second Quarter 2004. Content varies between programs based upon each of our customers’ desire to source certain components that complement the CCS system through Amerigon versus directly from other suppliers.

Cost of Sales. Cost of sales decreased to $6,104,000 in the Second Quarter 2005 (71%, as a percentage of sales) from $6,394,000 in the Second Quarter 2004 (74%, as a percentage of sales). This decrease of $290,000, or 5%, is attributable to lower production volumes, a favorable change in the mix of products sold and by our continued cost reduction efforts.

Research and Development Expenses. Research and development expenses increased to $656,000 in the Second Quarter 2005 from $561,000 in the Second Quarter 2004. This $95,000, or 17%, increase was due primarily to higher costs associated with product development activities and higher prototype costs associated with our next generation of CCS design. These higher costs were partially offset by an increase in reimbursement for development efforts of our BSST LLC (“BSST”) subsidiary.

(13)

We classify development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,464,000 in the Second Quarter 2005 compared with $1,436,000 in the Second Quarter 2004. This $28,000, or 2%, increase is associated with a proposed change in our State of Incorporation and costs associated with our efforts to comply with certain provisions of the Sarbanes-Oxley Act of 2002. These increased costs were partially offset by the elimination of $73,000 in amortization relating to the Value Participation Agreement (“VPA”) with the Ford Motor Company warrant valuation which became fully amortized on December 31, 2004 when the agreement expired.

Interest Income. We had interest income of $66,000 for the Second Quarter 2005 compared with $6,000 for the First Quarter 2004. The increase of $60,000 resulted from having higher cash reserves during the Second Quarter 2005 as compared with the Second Quarter 2004 and due to higher average yields on our cash investments (see “Liquidity and Capital Resources”).

First Half 2005 Compared with First Half 2004

Product Revenues. Product revenues for the six months ended June 30, 2005 (“First Half 2005”), were $17,519,000 compared with revenues of $17,591,000 for the six months ended June 30, 2004 (“First Half 2004”) representing a decrease of $72,000. Higher average unit prices and higher sales on Asian programs were offset by soft sales to our North American based customers. Higher average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having higher Amerigon content during the First Half 2005 compared with that of the First Half 2004. Asian sales benefited by the addition of our CCS product as an option on the Nissan Fuga (previously referred to as the Gloria) during the second quarter of 2004 and on the Infiniti M45 during the fourth quarter of 2004. During the First Half 2005, North American car manufacturers significantly reduced their production schedules for new vehicles, including some vehicles equipped with the CCS System, in order to adjust their inventory levels to match overall lower market demand for new vehicles in 2005. Unit shipments decreased to 255,000 units for the First Half 2005 compared with 274,000 units for the First Half 2004. Content varies between programs based upon each of our customers’ desire to source certain components that complement the CCS system through Amerigon versus directly from other suppliers. Notwithstanding the decrease in unit sales, we believe that annual product revenues of our CCS system will be up by 10% in calendar 2005, compared to calendar 2004 provided that North American vehicle sales do not deteriorate further and that currently scheduled product launches arrive at current expectations for timing and volume. During the First Quarter 2005 we announced two new vehicle lines that will offer our CCS system which will be introduced to the North American automotive market during the third quarter of 2005 including the 2006 Buick Lucerne and the 2006 Lincoln Zephyr. Currently, 15 vehicle lines from five major automotive manufacturers offer our CCS product compared with 14 vehicle models and five manufacturers in the First Half 2004.

Cost of Sales. Cost of sales decreased to $12,597,000 in the First Half 2005 (72%, as a percentage of sales) from $13,267,000 in the First Half 2004 (75%, as a percentage of sales). This decrease of $670,000, or 5%, is attributable to lower production volumes, a favorable change in the mix of products sold and by our continued cost reduction efforts.

Research and Development Expenses. Research and development expenses increased to $1,287,000 in the First Half 2005 from $1,183,000 in the First Half 2004. This $104,000, or 9%, increase was due primarily to higher costs associated with product development activities and lower prototype

(14)

costs associated with our next generation of CCS design. These higher costs were partially offset by an increase in reimbursement for development efforts of our BSST subsidiary.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,930,000 in the First half 2005 compared with $2,652,000 in the First Half 2004. This $278,000, or 10%, increase was primarily due to the commencement of cash compensation to the Board of Directors during the second quarter of 2004, costs associated with a proposed change in our State of Incorporation and costs associated with our efforts to comply with certain provisions of the Sarbanes-Oxley Act of 2002. These increased costs were partially offset by the elimination of $146,000 in amortization relating to the VPA with the Ford Motor Company warrant valuation which became fully amortized on December 31, 2004 when the agreement expired.

Interest Income. We had interest income of $111,000 for the First Half 2005 compared with $7,000 for the First Half 2004. The increase of $104,000 resulted from having higher cash reserves during the First Half 2005 as compared with the First Half 2004 and due to higher average yields on our cash investments (see “Liquidity and Capital Resources”).

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	June 30, 2005	December 31, 2004
Cash and cash equivalents	$1,547	$1,078
Short-term investments	8,425	6,525

	$9,972	$7,603

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents increased by $469,000 to $1,547,000 in the First Half 2005. Short-term investments increased $1,900,000 to $8,425,000 during the same period. In 2005, we determined that investments in Auction Rate Securities (“ARS”) should be classified as short-term investments. Previously such investments had been classified as cash and cash equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every seven days, there is a new auction process. We recorded investments in ARS as of June 30, 2005 as short-term investments and reclassified ARS as of December 31, 2004 that were previously included in cash and cash equivalents to short-term investments.

Cash provided by operating activities during the First Half 2005 was $1,267,000 and was attributable to net income, net of depreciation and amortization of $211,000, and a decrease in net operating assets and liabilities of $140,000. The lower operating assets and liabilities were primarily due to lower inventory and higher accounts payable and accrued liabilities balances partially offset by higher accounts receivable at June 30, 2005, compared with December 31, 2004. Cash provided by operations during the First Half 2004 was $2,229,000. The lower operating cash flows for the First Half 2005 as compared with the First Half 2004 is due primarily to a smaller decrease in operating assets and liabilities during the First Half 2005 as compared with the First Half 2004, particularly in accounts receivable. This change is attributable to a higher increase in business activity from the fourth quarter of 2004 to the First Quarter 2005 as compared to the increase in business activity from the fourth quarter of 2003 to the First Quarter 2004. Product revenues increased in the First Quarter 2005 as compared with the fourth quarter

(15)

of 2004 by $1,169,000 while product revenues increased during the First Quarter of 2004 by $19,000 as compared with the fourth quarter of 2003.

Cash used in investing activities amounted to $2,218,000 during the First Half 2005, reflecting the purchase of short-term investments of $11,00,000 offset by sales of short-term investments of $9,250,000, purchase of tooling and equipment and cost of new patent application filings. Financing activities for the First Half 2005 provided $1,420,000 from the exercise of warrants and stock options, net of expenses.

For the Second Quarter 2005, we posted our seventh consecutive quarterly profit. We expect to continue to operate at a profit at average sales volumes comparable to or better than that of the Second Quarter 2005. We are working with many automobile manufacturers for future introduction of our CCS technology, but there is no guarantee these manufacturers will introduce our products.

Until recently, we funded our financial needs primarily through net proceeds received through our initial public offering, as well as other equity and debt financings. We did not begin to generate cash from operating activities until 2004.

Related Party Transactions

We have outsourced production of our CCS product for our North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., an affiliate of the managing member of Big Beaver Investments LLC (one of our major shareholders). In addition to the assembly labor operation, we purchase various injection molded components from Millennium. Purchases of labor services and components were $2,050,000 for the First Half 2005 and $1,097,000 for the First Half 2004.

We purchase thermoelectric devices from and have outsourced a portion of our production to Ferrotec Corporation (“Ferrotec”). Ferrotec owns 1,200,000 shares of our Common Stock as of June 30, 2005. Purchases of labor and services and components from Ferrotec were $2,217,000 for the First Half 2005 and $2,286,000 for the First Half 2004.

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004) – Share-Based Payment (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions when an entity obtains employee services in share-based payment transactions such as the options issued under the 1993 and 1997 Stock Option Plans. The statement provides for a prospective application of the new standard under which compensation cost will be recognized on or after the required effective date for all future share based award grants and the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for pro forma disclosures. For periods before the required effective date, we may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123R. We have not yet determined whether we will elect to adopt the modified version of retrospective application.

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

We have incurred substantial operating losses since our inception

Although we have reported net income for the past seven consecutive quarters, we had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of June 30, 2005, we had accumulated deficits since inception of $68,591,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

(17)

Until 2004, we funded our financial needs primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At June 30, 2005, we had cash and cash equivalents of $1,547,000, short-term investments of $8,425,000 and net working capital of $11,800,000. Based on our current operating plan, we believe cash and cash equivilents and short-term investments at June 30, 2005, along with the proceeds from future revenues and borrowings from our $3,000,000 accounts receivable-based financing, will be sufficient to meet operating needs for the foreseeable future.

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

Based on our current operating plans, we believe that cash at June 30, 2005, along with proceeds from future revenues and borrowings from our $3,000,000 accounts receivable-based financing will be sufficient to meet operating needs for the foreseeable future. Although the actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control, we do not anticipate the need for additional financing.

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

(19)

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

Any failure to protect our intellectual property could harm our business and competitive position

As of June 30, 2005, we owned twelve U.S. patents and had seven U.S. patents pending and our subsidiary BSST owned six U.S. patents, and had seven U.S. patents pending and twenty seven foreign patents pending. We were also licensees of three patents and joint owners with Honda Motor Co. of three U.S. patents and four Japanese patent applications. We also owned thirty one foreign patents and had ten foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992, with respect to technology similar to our CCS technology. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties totaling $100,000 annually, and must continue to comply with those licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

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

(22)

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

Risks Relating to Share Ownership

Our significant shareholders control the company

Big Beaver Investments LLC and Westar Capital II LLC each own 4,500 shares of Convertible Preferred Stock, which are convertible into 5,373,134 shares of Common Stock. Combined, Big Beaver and Westar have the right to elect a majority of our directors. Big Beaver and Westar each has preemptive rights on future financings, so as to maintain their percentage ownership. Based upon the terms of the Convertible Preferred Stock, Big Beaver and Westar together in the aggregate held approximately 38% of our common equity (on an as-converted basis, excluding options and warrants), as of June 30, 2005.

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

The Convertible Preferred Stock of the Company, which is outstanding, confers upon its holders the right to elect five members of the Board of Directors while the holders of Common Stock have the right to elect two members of the Board of Directors. In addition, the Convertible Preferred Stock will vote together with the shares of Common Stock on most matters submitted to shareholders. As of June 30, 2005, the holders of the Convertible Preferred Stock had approximately 38% of our voting shares and, as a result of such ownership and right to elect five members of the board of directors, are likely to have the ability to approve or prevent any subsequent change of control.

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

We place our investments in debt instruments of the U.S. government and in high-quality corporate issuers or ARS that have hold these types of investments. As stated in our policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign country currencies and therefore are not presently subject to foreign exchange risk.

Our borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (6.25% at June 30, 2005). As of June 30, 2005, there were no borrowings outstanding under our line of credit.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents; consequently, all of the cash equivalents shown in below are expected to mature during the next 12 months. Our short-term investments consist of ARS which have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the auction mechanism of seven days. The carrying value approximates fair value at June 30, 2005.

Marketable Securities	Carrying Value (in thousands)	Average Rate of Return at June 30, 2005 ( Annualized)
Cash equivalents	$1,245,000	2.65%

Short-term investments	$8,425,000	3.54%

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President & Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended June 30, 2005. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at June 30, 2005.

There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(25)

PART II OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 19, 2005. In addition to the election of directors, the following matters were considered and acted upon, with the results indicated below.

	Shares Voted For	Shares Voted Against	Shares Abstaining	Broker Non-Vote
Proposal to change the state of the Company’s incorporation from California to Michigan by merger into a wholly owned subsidiary	7,625,732	1,614,870	2,205	4,156,375

Proposal to amend the Company’s Amended and Restated 1997 Stock Incentive Plan to (a) increase the number of options automatically granted to non-employee directors upon initial election to the Board of Directors and each year thereafter, and (b) eliminate the limitation on the number of shares that may be delivered pursuant to options granted under the plan that qualify as incentive stock options	9,121,644	116,708	4,455	4,156,375

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number		Description
3.1.1		Articles of Incorporation (1)

3.1.2		Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.2		Bylaws of the Company(1)

4.1.1		First Warrant issued to Ford Motor Company as of March 27, 2000 pursuant to the Value Participation Agreement dated March 27, 2000(2)

4.1.2		Second Warrant issued to Ford Motor Company as of March 27, 2000 pursuant to the Value Participation Agreement dated March 27, 2000 (10)

4.1.3		Third Warrant issued to Ford Motor Company as of February 4, 2004 pursuant to the Value Participation Agreement dated March 27, 2000 (10)

4.2.1		Second Amended and Restated Bridge Loan Warrant issued to Big Beaver Investments LLC dated February 12, 2002(3)

4.2.2		Amendment to Second Amended and Restated Bridge Loan Warrant issued to Big Beaver Investments LLC dated March 3, 2005 (10)

4.3		Placement Agent Warrant issued to Roth Capital Partners LLC on February 25, 2002(3)

10.1	*	1993 Stock Option Plan(4)

10.2.1	*	Amended and Restated 1997 Stock Incentive Plan(5)

10.2.2	*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

(26)

10.2.3	*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1		Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(4)

10.3.2		Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(6)

10.4		Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(7)

10.5		Purchase Agreement dated February 12, 2002 between the Company and Special Situation Funds (includes preemption rights in favor of Special Situation Funds)(3)

10.6		Purchase Agreement dated February 12, 2002 between the Company and MicroCapital Funds (includes preemption rights in favor of MicroCapital Funds)(3)

10.7		Exchange Agreement between the Company and Big Beaver Investments LLC dated February 12, 2002 (includes preemption rights in favor of Big Beaver Investments LLC)(3)

10.8.1		Investors Rights among the Company, Big Beaver Investments LLC and Westar Capital II LLC dated June 8, 1999(8)

10.8.2		First Amendment to Investors Rights Agreement among the Company, Big Beaver Investments LLC and Westar Capital II LLC dated March 16, 2000(3)

10.9		Value Participation Agreement between the Company and Ford Motor Company dated March 27, 2000(2)

10.10.1	*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(9)

10.10.2	*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(11)

10.11		Employment Agreement between Dr. Lon E. Bell and BSST LLC dated May 30, 2001(9)

10.12		Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(9)

10.13.1		Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(8)

10.13.2		First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC (11)

10.13.3		Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC (11)

10.14		Cross License Agreement between the Company and BSST LLC dated November 19, 2002 (10)

31.1		Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2		Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.

(5)	Previously filed as an exhibit to the Company’s Definitive Proxy Schedule on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders, File No. 000-21810, and incorporated herein by reference.

(27)

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.

(28)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated (Registrant)

/s/ DANIAL R. COKER
Daniel R. Coker
Chief Executive Officer (Duly Authorized Officer)

Date: August 10, 2005

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 10, 2005

(29)