Form 10-Q
period 2005-09-30
AMERIGON INC
filed 2005-10-31
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

At October 26, 2005, the registrant had 15,852,107 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

(2)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

ASSETS	September 30, 2005	December 31, 2004
	(Unaudited)
Current Assets:
Cash & cash equivalents	$1,379	$1,078
Short-term investments	8,325	6,525
Accounts receivable, less allowance of $257 and $59, respectively	7,177	4,763
Inventory:
Raw materials	1,842	1,622
Finished Goods	372	279

Total Inventory	2,214	1,901
Prepaid expenses and other assets	326	308

Total current assets	19,421	14,575
Property and equipment, net	1,090	1,385
Patent costs, net of accumulated amortization of $5 and $4, respectively	486	333

Total assets	$20,997	$16,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,866	$3,199
Accrued liabilities	2,191	1,605
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	6,257	5,004
Deferred manufacturing agreement – long term portion	900	1,050

Total liabilities	7,157	6,054

Shareholders’ equity:
Preferred Stock:
Series A – no par value; convertible; 9,000 shares authorized, 9,000 issued and outstanding at September 30, 2005 and December 31, 2004; liquidation preference of $11,520 September 30, 2005 and December 31, 2004	8,267	8,267
Common Stock:
No par value; 30,000,000 shares authorized, 15,852,107 and 14,693,251 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	53,084	51,277
Paid-in capital	20,202	20,202
Accumulated deficit	(67,713)	(69,507)

Total shareholders’ equity	13,840	10,239

Total liabilities and shareholders’ equity	$20,997	$16,293

See accompanying notes to the condensed consolidated financial statements.

(3)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Product revenues	$8,256	$7,331	$25,775	$24,922
Cost of sales	5,611	5,387	18,208	18,654

Gross margin	2,645	1,944	7,567	6,268
Operating costs and expenses:
Research and development	630	542	1,917	1,725
Selling, general and administrative	1,267	1,284	4,197	3,936

Total operating costs and expenses	1,897	1,826	6,114	5,661

Operating income	748	118	1,453	607
Interest income	79	19	190	26
Other income	51	69	151	169

Net income	$878	$206	$1,794	$802

Basic earnings per share:
Common Stock	$0.04	$0.01	$0.09	$0.04

Convertible Preferred Stock	$0.04	$0.01	$0.09	$0.04

Diluted earnings per share	$0.04	$0.01	$0.08	$0.04

Weighted average number of shares – basic
Common Stock	15,691	14,225	15,375	13,115

Convertible Preferred Stock (as converted)	5,373	5,373	5,373	5,373

Weighted average number of shares – diluted	16,215	15,405	15,842	14,432

See accompanying notes to the condensed consolidated financial statements.

(4)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net income	$1,794	$802
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	338	538
Compensation from grant of non-employee stock options	—	22
Other non cash income	—	(19)
Changes in operating assets and liabilities:
Accounts receivable	(2,407)	269
Inventory	(314)	251
Prepaid expenses and other assets	(23)	(60)
Accounts payable	667	(676)
Accrued liabilities	587	303

Net cash provided by operating activities	642	1,430
Investing Activities:
Purchases of short-term investments	(15,200)	(22,675)
Sales of short-term investments	13,400	18,000
Purchase of property and equipment	(193)	(512)
Patent costs	(154)	(77)

Net cash used in investing activities	(2,147)	(5,264)
Financing Activities:
Proceeds from the exercise of warrants and options, net of cash expenses	1,806	4,542

Net cash provided by financing activities	1,806	4,542

Net increase in cash and cash equivalents	301	708
Cash and cash equivalents at beginning of period	1,078	844

Cash and cash equivalents at end of period	$1,379	$1,552

See accompanying notes to condensed consolidated financial statements.

(5)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock		Paid-in Capital	Accumulated Deficit	Total
		Shares	Amount
Balance at December 31, 2004	$8,267	14,693	$51,277	$20,202	$(69,507)	$10,239
Exercise of warrants to purchase Common Stock for cash, net of cash expenses	—	1,144	1,787	—	—	1,787
Exercise of Common Stock options for cash	—	15	20	—	—	20
Net Income	—	—	—	—	1,794	1,794

Balance at September 30, 2005	$8,267	15,852	$53,084	$20,202	$(67,713)	$13,840

See accompanying notes to condensed consolidated financial statements.

(6)

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops and markets proprietary, high- technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company is currently in its sixth year of producing and selling its Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped 1,741,000 units of its CCS product through September 2005 to seven customers: Johnson Controls, Inc.; Lear Corporation; Bridgewater Interiors, LLC; NHK Spring Company, Ltd.; Marubeni Vehicle Corporation; Intier Automotive and Hyundai Motor Company.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in our Form 10-K.

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

Note 4 – Earnings per Share

Basic earnings per share are computed in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share”, and Emerging Issues Task Force (“EITF”) Issue 03-06, by dividing income available to Common Stock by the weighted average number of shares of Common Stock outstanding. The income available to Common Stock is derived as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in Thousands)		(in Thousands)
	2005	2004	2005	2004
Net income	$878	$206	$1,794	$802
Amount allocated to participating Convertible Preferred Stock	224	56	464	234

Income available to Common Stock	$654	$150	$1,330	$568

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average number of shares for calculation of basic EPS – Common Stock	15,691,327	14,224,922	15,375,014	13,115,225
Stock options outstanding for the 1993 and 1997 Stock Option Plans	479,771	428,534	428,715	501,065
Shares of Common Stock issuable upon the exercise of warrants	44,108	751,578	38,397	815,645

Weighted average number of shares for calculation of diluted EPS	16,215,206	15,405,034	15,842,126	14,431,935

The accompanying table represents Common Stock issuable upon the exercise of certain stock options and warrants, and the Common Stock issuable upon the conversion of Series A Convertible Preferred Stock that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

(8)

Note 4 – Earnings per Share (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock options outstanding for the 1993 and 1997 Stock Option Plans	318,500	375,500	399,500	294,500
Shares of Common Stock issuable upon the exercise of warrants	216,690	404,690	216,690	404,690
Shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock	5,373,134	5,373,134	5,373,134	5,373,134

Total	5,908,324	6,153,324	5,989,324	6,072,324

The Company’s Series A Convertible Preferred Stock is a participating security, but it does not participate in a net loss.

Note 5 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three and nine months ended September 30, 2005 and September 30, 2004. Asset information by reportable segment is not reported since management does not produce such information.

Three Months Ended September, 30	CCS	BSST (1)	Reconciling Items		CCS
	(in Thousands)
2005
Product revenues	$8,256	$—	$—	(2)	$8,256
Operating income	2,057	(42)	(1,267)		748
2004
Product revenues	$7,331	$—	$—	(2)	$7,331
Operating income	1,448	(46)	(1,284)		118

(1)	BSST’s operating loss for the three months ended September 30, 2005 and 2004, is net of $858,000 and $324,000, respectively, of reimbursable developmental funding.

(2)	Represents selling, general and administrative costs of $1,237,000 and $1,266,000, respectively, and depreciation expense of $30,000 and $18,000 respectively, for the three months ended September 30, 2005 and 2004.

(9)

Note 5 – Segment Reporting (Continued)

Nine Months Ended September, 30	CCS	BSST (1)	Reconciling Items		CCS
	(in Thousands)
2005
Product revenues	$25,775	$—	$—	(2)	$25,775
Operating income	5,740	(90)	(4,197)		1,453
2004
Product revenues	$24,922	$—	$—	(2)	$24,922
Operating income	4,725	(182)	(3,936)		607

(1)	BSST’s operating loss for the nine months ended September 30, 2005 and 2004, is net of $2,583,000 and $959,000, respectively, of reimbursable developmental funding.

(2)	Represents selling, general and administrative costs of $4,091,000 and $3,894,000, respectively, and depreciation expense of $106,000 and $42,000, respectively, for the nine months ended September 30, 2005 and 2004.

Product revenues information by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

	(in Thousands)		(in Thousands)
North America	$5,083	$5,300	$15,731	$18,483
Asia	3,173	2,031	10,044	6,439

Total product revenues	$8,256	$7,331	$25,775	$24,922

Product revenues information by geographic area, as a percent of total product revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
North America	62%	72%	61%	74%
Asia	38%	28%	39%	26%

Total product revenues	100%	100%	100%	100%

(10)

Note 6 – Accounting for Stock-Based Compensation

The Company issues stock options to key employees under its 1993 and 1997 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 and 2004, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in Thousands)		(in Thousands)
Net income, as reported	$878	$206	$1,794	$802
Value of stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(87)	(73)	(346)	(525)

Pro forma net income	$791	$133	$1,448	$277

Earnings per share:
Basic – Common Stock – as reported	$0.04	$0.01	$0.09	$0.04
Basic – Common Stock – pro forma	$0.04	$0.00	$0.07	$0.02
Basic – Convertible Preferred Stock – as reported	$0.04	$0.01	$0.09	$0.04
Basic – Convertible Preferred Stock – pro forma	$0.04	$0.00	$0.07	$0.02
Diluted – as reported	$0.04	$0.01	$0.08	$0.04
Diluted – pro forma	$0.04	$0.01	$0.07	$0.02

Note 7 – Related Party Transactions

The Company has outsourced production of the CCS product for its North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., an affiliate of the managing member of Big Beaver Investments LLC (one of the Company’s major shareholders). In addition to the assembly labor operation, the Company purchases various components from Millennium. As of September 30, 2005, the components held at this supplier’s plant are reported as raw material inventory. Completed CCS systems held at the supplier’s plant before shipment to the customer are reported as finished goods inventory. For the three and nine months ended September 30, 2005, purchases from this supplier totaled $838,000 and $2,889,000, respectively, with an accounts payable balance of $394,000 as of such date.

In June 2003, the Company began shipping a new generation of the CCS product from a second contract manufacturer, Ferrotec Corporation (“Ferrotec”) located in Hangzhou, China. In addition, the Company purchases thermoelectric devices from Ferrotec. For the three and nine months ended September 30, 2005, purchases from this supplier totaled $2,313,000 and $6,255,000, respectively, with an accounts payable balance of $1,242,000 as of such date. Ferrotec owns 1,200,000 shares of the Company’s Common Stock as of September 30, 2005.

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

General

We design, develop and market proprietary, high-technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). We are currently in our sixth year of producing and selling our Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. We have shipped 1,741,000 units of our CCS product through September 2005 to seven customers: Johnson Controls, Inc.; Lear Corporation; Bridgewater Interiors, LLC; NHK Spring Company, Ltd.; Marubeni Vehicle Corporation; Intier Automotive and Hyundai Motor Company.

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

Results of Operations

Third Quarter 2005 Compared with Third Quarter 2004

Product Revenues. Product revenues for the three months ended September 30, 2005 (“Third Quarter 2005”), were $8,256,000 compared with revenues of $7,331,000 for the three months ended September 30, 2004 (“Third Quarter 2004”) representing an increase of $925,000, or 13%. Higher average unit prices, higher sales from new product introductions and higher sales on Asian programs were partially offset by lower sales to our existing North American based programs. Unit shipments decreased slightly to 113,000 units for the Third Quarter 2005 compared with 115,000 units for the Third Quarter 2004. Higher average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having higher Amerigon content during the Third Quarter 2005 compared with that of the Third Quarter 2004. Content varies between programs based upon differing customer sourcing patterns of certain components that complement the CCS system. Asian sales benefited by the addition of our CCS product as an option on the Infiniti M45 during the fourth quarter of 2004. In North America two new products equipped with CCS began production during the Third Quarter 2005 including the Buick Lucerne and the Lincoln Zephyr. Additionally, our North American Sales were benefited by production for the newly redesigned Cadillac DTS which is equipped with CCS. Partially offsetting these increases were lower sales for the Lincoln Aviator production of which was cancelled by the OEM during the quarter. We experienced higher sales on this vehicle compared with the predecessor vehicle as the OEM built inventory toward the end of the quarter. During the Third Quarter 2005, despite significant selling incentives offered by the OEM’s to their customers, North American car manufacturers continued to reduce their production schedules for new vehicles, including some vehicles equipped with the CCS System, in an effort to reduce higher then average of new vehicles inventories.

Cost of Sales. Cost of sales increased to $5,611,000 in the Third Quarter 2005 (68%, as a percentage of sales) from $5,387,000 in the Third Quarter 2004 (73%, as a percentage of sales). This increase of $224,000, or 4%, is attributable to higher production volumes offset partially by a favorable change in the mix of products sold and by our continued cost reduction efforts.

(13)

Research and Development Expenses. Research and development expenses increased to $630,000 in the Third Quarter 2005 from $542,000 in the Third Quarter 2004. This $88,000, or 16%, increase was due primarily to higher costs associated with product development activities and higher prototype costs associated with our next generation of CCS design. These higher costs were partially offset by an increase in reimbursement for development efforts of our BSST LLC (“BSST”) subsidiary.

We classify development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Costs for tooling, net of related reimbursements, are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,267,000 in the Third Quarter 2005 compared with $1,284,000 in the Third Quarter 2004. This $17,000, or 1%, decrease is due to a customer reimbursement of expenses associated with our European office and by the elimination of $73,000 in amortization relating to the Value Participation Agreement (“VPA”) with the Ford Motor Company warrant valuation which became fully amortized on December 31, 2004 when the agreement expired. These increases were partially offset by higher management incentive bonuses and costs associated with our efforts to comply with certain provisions of the Sarbanes-Oxley Act of 2002.

Interest Income. We had interest income of $79,000 for the Third Quarter 2005 compared with $19,000 for the Third Quarter 2004. The increase of $60,000 resulted from having higher cash reserves during the Third Quarter 2005 as compared with the Third Quarter 2004 and due to higher average yields on our cash investments (see “Liquidity and Capital Resources”).

Nine Months Ending September 30, 2005 Compared with Nine Months Ending September 30, 2004

Product Revenues. Product revenues for the nine months ended September 30, 2005 (“YTD 2005”), were $25,775,000 compared with revenues of $24,922,000 for the nine months ended September 30, 2004 (“YTD 2004”) representing an increase of $853,000, or 3%. Higher average unit prices, higher sales from new product introductions and higher sales on Asian programs were partially offset by lower sales to our existing North American based programs. Unit shipments decreased to 368,000 units for the YTD 2005 compared with 389,000 units for the YTD 2004. Higher average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having higher Amerigon content during the YTD 2005 compared with that of the YTD 2004. Content varies between programs based upon differing customer sourcing patterns of certain components that complement the CCS system. Asian sales benefited by the addition of our CCS product as an option on the Infiniti M45 during the fourth quarter of 2004. In North America two new products equipped with CCS began production during the Third Quarter 2005 including the Buick Lucerne and the Lincoln Zephyr. Additionally, our North American Sales were benefited by production for the newly redesigned Cadillac DTS which is equipped with CCS. We experienced higher sales on this vehicle compared with the predecessor vehicle as the OEM built inventory toward the end of the quarter. Partially offsetting these increases were lower sales for the Lincoln Aviator production of which was cancelled by the OEM during the quarter. During YTD 2005, despite significant selling incentives offered by the OEM’s to their customers, North American car manufacturers significantly reduced their production schedules for new vehicles, including some vehicles equipped with the CCS System, in an effort to reduce higher then average stockpiles of new vehicles in inventory.

Cost of Sales. Cost of sales decreased to $18,208,000 in YTD 2005 (71%, as a percentage of sales) from $18,654,000 in YTD 2004 (75%, as a percentage of sales). This decrease of $446,000, or 2%,

(14)

is attributable to favorable change in the mix of products sold and by our continued cost reduction efforts offset partially by higher production volume.

Research and Development Expenses. Research and development expenses increased to $1,917,000 in YTD 2005 from $1,725,000 in YTD 2004. This $192,000, or 11%, increase was due primarily to higher costs associated with product development activities and higher prototype costs associated with our next generation of CCS design. These higher costs were partially offset by an increase in reimbursement for development efforts of our BSST subsidiary.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4,197,000 in YTD 2005 compared with $3,936,000 in YTD 2004. This $261,000, or 7%, increase was primarily due to the commencement of cash compensation to the Board of Directors during the second quarter of 2004, higher management incentive bonuses, costs associated with a proposed change in our State of Incorporation and costs associated with our efforts to comply with certain provisions of the Sarbanes-Oxley Act of 2002. These increased costs were partially offset by the elimination of $219,000 in amortization relating to the Ford Motor Company warrant valuation which became fully amortized on December 31, 2004 when the agreement expired.

Interest Income. We had interest income of $190,000 for YTD 2005 compared with $26,000 for the YTD 2004. The increase of $164,000 resulted from having higher cash reserves during YTD 2005 as compared with YTD 2004 and due to higher average yields on our cash investments (see “Liquidity and Capital Resources”).

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	September 30, 2005	December 31, 2004
Cash and cash equivalents	$1,379	$1,078
Short-term investments	8,325	6,525

	$9,704	$7,603

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents increased by $301,000 to $1,379,000 in YTD 2005. Short-term investments increased $1,800,000 to $8,325,000 during the same period. In 2005, we determined that investments in Auction Rate Securities (“ARS”) should be classified as short-term investments. Previously such investments had been classified as cash and cash equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every seven days, there is a new auction process. We recorded investments in ARS as of September 30, 2005 as short-term investments and reclassified ARS as of December 31, 2004 that were previously included in cash and cash equivalents to short-term investments.

Cash provided by operating activities during the YTD 2005 was $642,000 and was attributable to net income, net of depreciation and amortization of $338,000, offset partially by an increase in net operating assets and liabilities of $1,490,000. The higher net operating assets and liabilities were primarily due to higher accounts receivable and inventory offset partially by higher accounts payable and accrued liabilities balances as of September 30, 2005, compared with December 31, 2004. Cash provided by operations during YTD 2004 was $1,430,000. The lower operating cash flows for YTD 2005

(15)

compared with YTD 2004 is due primarily to the increase in net operating assets and liabilities during YTD 2005 compared with a small decrease in net operating assets and liabilities during YTD 2004, particularly in accounts receivable. This change is attributable to a higher increase in business activity from the fourth quarter of 2004 to the First Quarter 2005 compared to the increase in business activity from the fourth quarter of 2003 to the First Quarter 2004. Product revenues increased in the First Quarter 2005 compared with the fourth quarter of 2004 by $1,169,000 while product revenues increased during the First Quarter of 2004 by $19,000 compared with the fourth quarter of 2003.

Cash used in investing activities amounted to $2,147,000 during YTD 2005, reflecting the purchase of short-term investments of $15,200,000 offset by sales of short-term investments of $13,400,000, purchase of tooling and equipment and cost of new patent application filings. Financing activities for YTD 2005 provided $1,806,000 from the exercise of warrants and stock options, net of expenses.

For the Third Quarter 2005, we posted our eighth consecutive quarterly profit. We expect to continue to operate at a profit at average sales volumes comparable to or better than that of the Third Quarter 2005. We are working with many automobile manufacturers for future introduction of our CCS technology, but there is no guarantee these manufacturers will introduce our products.

Until recently, we funded our financial needs primarily through net proceeds received from equity and debt financings. We did not begin to generate cash from operating activities until 2004.

Related Party Transactions

We have outsourced production of our CCS product for our North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., an affiliate of the managing member of Big Beaver Investments LLC (one of our major shareholders). In addition to the assembly labor operation, we purchase various injection molded components from Millennium. Purchases of labor services and components were $2,889,000 for YTD 2005 and $2,077,000 for YTD 2004.

We purchase thermoelectric devices from and have outsourced a portion of our production to Ferrotec Corporation (“Ferrotec”). Ferrotec owns 1,200,000 shares of our Common Stock as of September 30, 2005. Purchases of labor and services and components from Ferrotec were $6,255,000 for YTD 2005 and $3,954,000 for YTD 2004.

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

(16)

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

RISK FACTORS

Risks Relating to our Business

We are only in the early stage of commercialization and marketing of our products and our sales may not significantly increase

Although we began operations in 1991, we have only engaged in the commercial manufacturing and marketing of our products since 1999. In December 1997, we received our first production orders for our CCS product, but shipments of production units in 1998 were very small. We had product revenues of $32,710,000 in 2004, $29,042,000 in 2003, $15,271,000 in 2002, and $6,447,000 in 2001. In 1998, we were selected by Ford to supply our CCS product to Johnson Controls for installation in the 2000 model year Lincoln Navigator, and our CCS product was selected by the Toyota Motor Corporation to supply NHK Spring Company, Ltd. for installation in the 2001 model year Lexus LS 430 and Toyota Celsior luxury automobiles. In 2002 we added the Ford Expedition SUV, Lincoln Aviator SUV and LS luxury automobile and Infiniti Q45 and M45 luxury automobiles. In 2003, we added the Mercury Monterey mini van, the Cadillac XLR luxury roadster, the Cadillac DeVille luxury sedan, the Cadillac Escalade ESV SUV, the Hyundai Equus luxury sedan and the Nissan Cima luxury sedan. In 2005 we added the Buick Lucerne, Lincoln Zephyr and Cadillac DTS. Our CCS product is currently being offered as an optional feature on these vehicles except for the Lincoln Aviator SUV which was retired with the 2005 model year. There can be no assurance that additional vehicle platforms will use our CCS product, that sales will significantly increase or that we will remain profitable.

We have incurred substantial operating losses since our inception

Although we have reported net income for the past eight consecutive quarters, we had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of September 30, 2005, we had accumulated deficits since inception of $67,713,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

(18)

Until 2004, we funded our financial needs primarily through net proceeds received through equity and debt financing. At September 30, 2005, we had cash and cash equivalents of $1,379,000, short-term investments of $8,325,000 and net working capital of $13,164,000. Based on our current operating plan, we believe cash and cash equivalents and short-term investments at September 30, 2005, along with the proceeds from future revenues and borrowings from our $3,000,000 accounts receivable-based financing, will be sufficient to meet operating needs for the foreseeable future.

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

Based on our current operating plans, we believe that cash at September 30, 2005, along with proceeds from future revenues and borrowings from our $3,000,000 accounts receivable-based financing will be sufficient to meet operating needs for the foreseeable future. Although the actual funds that we will need to operate during this period will be determined by many factors, some of which are beyond our control, we do not anticipate the need for additional financing.

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

(19)

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

(20)

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

Any failure to protect our intellectual property could harm our business and competitive position

As of September 30, 2005, we owned twelve U.S. patents and had seven U.S. patents pending and our subsidiary BSST owned six U.S. patents, and had seven U.S. patents pending and twenty seven foreign patents pending. We were also licensees of three patents and joint owners with Honda Motor Co. of three U.S. patents and four Japanese patent applications. We also owned thirty one foreign patents and had ten foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992, with respect to technology similar to our CCS technology. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties totaling $100,000 annually, and must continue to comply with those licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

(21)

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

(22)

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

Risks Relating to Share Ownership

Our significant shareholders control the company

Big Beaver Investments LLC and Westar Capital II LLC each own 4,500 shares of Convertible Preferred Stock, which are convertible into an aggregate of 5,373,134 shares of Common Stock. Combined, Big Beaver and Westar have the right to elect a majority of our directors. Big Beaver, Westar and certain other investors have preemptive rights on future financings, so as to maintain their percentage ownership. Based upon the terms of the Convertible Preferred Stock, Big Beaver and Westar together in the aggregate held approximately 36% of our common equity (on an as-converted basis, excluding options and warrants), as of September 30, 2005.

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

The Convertible Preferred Stock of the Company, which is outstanding, confers upon its holders the right to elect five members of the Board of Directors while the holders of Common Stock have the right to elect two members of the Board of Directors. In addition, the Convertible Preferred Stock will vote together with the shares of Common Stock on most matters submitted to shareholders. As of September 30, 2005, the holders of the Convertible Preferred Stock had approximately 36% of our voting shares and, as a result of such ownership and right to elect five members of the board of directors, are likely to have the ability to approve or prevent any subsequent change of control.

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

We place our investments in debt instruments of the U.S. government and in high-quality corporate issuers or ARS that hold these types of investments. As stated in our policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign country currencies and therefore are not presently subject to foreign exchange risk.

Our borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (6.75% at September 30, 2005). As of September 30, 2005, there were no borrowings outstanding under our line of credit.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents; consequently, all of the cash equivalents shown in below are expected to mature during the next 12 months. Our short-term investments consist of ARS which have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the auction mechanism of seven days. The carrying value approximates fair value at September 30, 2005.

Marketable Securities	Carrying Value (in thousands)	Average Rate of Return at September 30, 2005 ( Annualized)
Cash equivalents	$1,379,000	3.2%

Short-term investments	$8,325,000	3.9%

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President & Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended September 30, 2005. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at September 30, 2005.

There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(26)

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

(27)

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

Amerigon Incorporated (Registrant)

/S/ DANIEL R. COKER
Daniel R. Coker Chief Executive Officer (Duly Authorized Officer)

Date: October 26, 2005

/S/ BARRY G. STEELE
Barry G. Steele Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: October 26, 2005

(29)