Form 10-K
period 2005-12-31
AMERIGON INC
filed 2006-03-14
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2005, was $34,989,000. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the Common Stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant. As of March 14, 2006, there were 18,561,725 issued and outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2006 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III.

AMERIGON INCORPORATED

PART I

ITEM 1.	BUSINESS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of March 2006, we have shipped more than two million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 20 automobile models produced by the Ford Motor Company, General Motors, Toyota Motor Corporation, Nissan, and Hyundai.

In 2003, the Company launched a newly designed and more efficient version of its CCS that incorporates our new Micro Thermal Module™ (“MTM™” or “MTM”) technology. This new generation CCS system, which is based on the Company’s proprietary TED technology, is smaller, lighter, quieter and more versatile than its predecessor. In 2005 we began to produce MTM’s for several new automobile models which incorporate a number of new improvements representing our third generation of CCS development in less than five years.

We were incorporated in 1991 and originally focused our efforts on developing electric vehicles and high technology automotive systems. Because the electric vehicle market did not develop as anticipated, we have focused our efforts on our CCS product, our only commercial product at the present time, and other products derived from our efficient TED technology. We were originally incorporated under the laws of California, but in 2005, we changed the state of our incorporation from California to Michigan, the location of our headquarters and the headquarters of many of our customers.

Business Strategy

Our strategy is to become the leading provider of TED based products through strategic partnerships based upon existing relationships with automobile manufacturers and market leaders in other industries and their suppliers. Our strategy includes the following key elements:

•	Developing TED based products in partnership with capable sectoral partners using our proprietary developed, highly efficient TEDs through our subsidiary, BSST LLC (“BSST”);

•	Further improve the efficiency of our TED systems on a proprietary basis thorough continued research and development;

•	Continuing to encourage automobile manufacturers to specify that their seat suppliers offer our CCS product;

•	Working with first tier seat suppliers to offer our product to their customers;

•	Continuing to improve our CCS technology for performance, efficiency and packageability;

•	Increasing global penetration with automotive companies; and

•	Continuing to expand our intellectual property.

Products

Thermoelectric device (TED)

Our current and future planned products are based upon our internally developed advanced TED technology. A TED is a solid state circuit that has the capability to produce both a hot and cold thermal condition. This is known as the Peltier effect. The advantages of advanced TEDs over conventional compressed gas systems is that they are environmentally friendly, less complex as they have no moving parts, are compact and light weight. Traditional TEDs are not widely utilized in the global product marketplace because they are inherently inefficient. Through our BSST subsidiary we have worked for the past five years developing innovations that improve TED efficiency. We currently hold eight U.S. patents related to these innovations and have four additional U.S. patents pending. Our progress to date has been to improve TED efficiency by an approximate factor of two. We believe that an improvement factor of four is required for a number of practical commercial applications. This improvement is likely to require the development of advanced materials and manufacturing processes to produce those materials in sufficient quantities. Advanced TED materials are currently being researched by concerns other than us. There can be no assurance as to when these materials will become available, if at all, or whether practical manufacturing processes can be developed for such materials.

TEDs also have a capability known as the Seabeck effect that is reciprocal to the Peltier effect. In this process thermal energy such as the waste heat from an automobile exhaust, can be converted in to electrical power. As with the Peltier effect, traditionally designed TEDs lack the efficiency for practical application. Our research and development efforts seek to improve the TED efficiency of this process.

Although we believe the prospects of our advanced TED technology are very promising, there are no assurances as to when the efficiency gains required can be achieved, if at all. Additionally, it can not be certain that our proposed products based upon our advanced TED designs would gain acceptance by potential customers.

Climate Control Seat

Our CCS product utilizes exclusive patented technology, obtained through license and internal development, for a variable temperature seat climate control system to enhance the comfort of vehicle passengers. We have additional patents pending for further improvements to the CCS and TED technology. Our CCS product uses one or more TEDs, which generate heating or cooling depending upon the polarity of the current applied to the device.

A TED is the heart of a compact heat pump built by us for use in our CCS product. Air is forced through the heat pump and thermally conditioned in response to electronic switch input from the seat occupant. The conditioned air circulates by a specially designed fan through ducts in the seat cushion and seat back, so that the surface can be heated or cooled. Each seat has individual electronic controls to adjust the level of heating or cooling. Our CCS product substantially improves comfort compared with conventional air conditioners by focusing the cooling directly on the passenger through the seat, rather than waiting until ambient air cools the seat surface behind the passenger.

Since each vehicle model’s seats are different, we must tailor the CCS components to meet each seat design. In the past five years, we have supplied prototype seats containing our CCS product to virtually every major automobile manufacturer and seat supplier. If a manufacturer wishes to integrate our CCS product into a seat, it provides us with automotive seats to be modified so that we can install a unit in a prototype. The seat is then returned to the manufacturer for evaluation and testing. If a manufacturer accepts our CCS product, a program can then be launched for a particular model on a production basis, but it normally takes two to three years from the time a manufacturer decides to include our CCS product in a vehicle model to actual volume production for that vehicle. During this process, we derive minimal funding from prototype sales but generally obtain no significant revenue until mass production begins. We have active development programs on many vehicle platforms, although we cannot be certain that our CCS product will be implemented on any of these vehicles.

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

Research and development expenses for our CCS technology include not only development of next generation technologies but also application engineering (meaning engineering to adapt CCS components to meet the design criteria of a particular vehicle’s seat and electrical system since vehicle seats are not all the same and each has different configuration requirements). Any related reimbursements for the costs incurred in this adaptation process are accounted for as a reduction of research and development expense.

Our research and development subsidiary, BSST, was formed to develop much more efficient thermoelectric systems and products using its improved technology. The limitation on applications for thermoelectric systems has been their relatively poor efficiency. We believe that, through a combination of proprietary methods for improving thermoelectric efficiency and improved thermoelectric materials, there are substantial prospects for the design and development of innovative thermoelectric systems in applications outside of our present product line.

We are constructing test systems to demonstrate performance and to develop a comprehensive knowledge of the technology as applied to various potential large market sectors beyond automotive seating, including other automotive applications, stationary temperature management, aerospace and defense, customer comfort, and power generation. Ultimately, we believe the potential exists for solid state (thermoelectric) air conditioners to be developed that replace traditional systems, which use compressors, R134a and other gases. Our objective is for our unique technology to occupy an important place in this value chain.

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

In 2005, BSST successfully completed the first phase of its Automotive Waste Heat Recovery Program and as a result was awarded a Phase 2 Program by the U.S. Department of Energy (“DOE”). BSST leads a development team that incomes Visteon Corporation, BMW of North America, Marlow Industries, the DOE’s National Renewable Energy Laboratory and Jet Propulsion Laboratory/California Institute of Technology. The objective of this four phase program is to demonstrate a viable themoelectric-based vehicle waste heat recovery and power generation system that will improve the efficiency of vehicles powered by internal combustion engines. In the first phase of the program, successfully concluded in June 2005, the team established a vehicle system architecture for a BMW’s series 5 engine and conducted a comprehensive analysis to determine the technical and commercial viability of its power generation concept. In the second phase the team will build and test prototype key elements of the system including a thermoelectric power generator. Seventy five percent of the total cost of this program will be paid for with Federal funds, while selected project team members, including BSST, will bear the remaining cost. Up to $4.7 million in Federal funds could be contributed to the project over its projected four year life. However, the actual amount contributed may be less, as the funding provisions supporting this program require the DOE to approve and release funds only on a phase-by-phase basis, according to project progress and revisions made in the scope of the project. In addition, funds must be made available through the annual Federal budget process each year before any funding release can be made.

The amounts spent for research and development activities in 2005, 2004 and 2003 were $6,129,000, $3,882,000 and $3,634,000, respectively. Because of changing levels of research and development activity, our research and development expenses fluctuate from period to period. Also included in research and development are expenses associated with BSST of $178,000, $198,000 and $121,000 for 2005, 2004 and 2003, respectively. BSST’s expenses are net of reimbursement for customer funded research and development of $3,496,000, $1,656,000 and $1,147,000 for 2005, 2004 and 2003, respectively.

Marketing, Customers and Sales

We are a second-tier supplier to automobile and truck manufacturers. As such, we focus our marketing efforts on automobile and truck manufacturers and their first-tier suppliers. We have not and do not expect to market directly to consumers. For CCS products, our strategy has been to convince the major automobile companies that our CCS product is an attractive feature that will meet with consumer acceptance and has favorable economics, including high profitability to the manufacturers. If convinced, the manufacturers then direct us to work with their seat supplier to incorporate our CCS product into future seat designs who then become our direct customers. These customers include Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Lear Corporation (“Lear”), Johnson Controls, Inc. (“JCI”), Marubeni Vehicle Corporation, Intier Automotive. We also sell directly to one automotive manufacturer, Hyundai. We also market directly to these and other major domestic and foreign automotive seat suppliers. The number of CCS products we sell is affected by the levels of new vehicle sales and the general business conditions in the automotive industry.

For our most recent fiscal year, our revenues from sales to our three largest customers, Bridgewater, NHK, and Lear, were $15,319,000, $10,129,000, and $5,718,000, representing 44%, 29%, and 16% of total revenues, respectively. The loss of any one of these customers is likely to have a material adverse impact on our business.

Replacing the traditional seat heater, our CCS product is offered as an optional feature on the following models:

Manufacturer	Model	CCS Style	Year Launched
Ford Motor Company	Lincoln Zephyr	MTM	2005
	Lincoln LS	CCS	2002
	Lincoln Aviator(1)	CCS	2002
	Lincoln Navigator	CCS	1999
	Mercury Monterey	CCS	2003
	Ford Expedition	CCS	2002

General Motors	Cadillac Escalade	MTM	2006
	Cadillac Escalade ESV(2)(3)	MTM	2006
	Cadillac Escalade EXT(3)	MTM	2006
	Cadillac DTS	MTM	2005
	Cadillac DeVille(4)	MTM	2003
	Cadillac XLR	CCS	2003
	Buick Lucerne	MTM	2005

Toyota Motor Corporation	Lexus LS 430(2)	CCS	2000
	Toyota Celsior(3)	CCS	2000
	Toyota Century(3)	CCS	2005

Nissan	Infiniti M35	CCS	2005
	Infiniti M45	CCS	2004
	Nissan Fuga(5)	CCS	2005
	Infiniti Q45	CCS	2002
	Nissan Cima(5)	CCS	2002

Hyundai	Equus(2)(5)	CCS	2003

(1)	Vehicle was discontinued by the manufacturer in 2005.
(2)	Vehicle is equipped with CCS in both front and rear seat positions.
(3)	Currently scheduled to be launched during the first half of 2006.
(4)	Model was replaced by the Cadillac DTS which represented a 100% redesign of the vehicle by the Manufacturer.
(5)	Vehicle is produced for the Asian market only.

Our product revenues for 2005 were divided between five OEM’s as follows:

Manufacturer	2005	2004	2003
General Motors	32%	28%	20%
Ford Motor Company	31	44	60
Nissan	21	7	2
Toyota Motor Corporation	8	15	14
Hyundai	8	6	4

Total	100%	100%	100%

In November 2003, we formed our wholly owned subsidiary, Amerigon Asia Pacific, Inc., a Japanese company (“Amerigon Asia Pacific”), to perform marketing and engineering activities for our customers based in Japan.

Outsourcing, Contractors and Suppliers

Through 2002, we had been engaged in manufacturing our CCS product for three years, producing moderate quantities. During 2002, we completely outsourced production to lower-cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. We first shifted production to a supplier plant in Chihuahua, Mexico. We later began production with a second contract manufacturer, Tokyo-based Ferrotec Corporation (“Ferrotec”), to produce our CCS product at its facility located in Hangzhou, China.

In March 2001, we entered into a manufacturing and supply agreement with Ferrotec. In exchange for a $2 million fee, we granted Ferrotec the exclusive right to manufacture CCS products for ultimate distribution to our customers within certain Asian countries subject to Ferrotec’s obligation to be competitive in certain key supplier attributes. The region includes China, Japan, Taiwan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the agreement began April 1, 2001 and expires on April 1, 2011.

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

We currently have a license arrangement related to our CCS product. Feher Design, Inc. (“Feher”) has granted to us an exclusive worldwide license to use specific CCS technologies covered by three U.S. patents held by Feher. The first of these three licensed patents expires on November 17, 2008. In addition to the aforementioned license rights from Feher, we own three issued U.S. patents on a variable temperature seat climate control system. In addition, we jointly own two U.S. patents and five Japanese patents with Honda Motor Co. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992 with respect to technology similar to the CCS technology. This application has been rejected by the Japanese patent office in its present form, but the applicant has filed an appeal of the rejection. If a sufficiently broad patent were to be issued from this application, it could have a material adverse effect upon our intellectual property position in Japan.

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

Employees

As of December 31, 2005, Amerigon and its subsidiaries employed a total of 58 individuals, including 19 at BSST and three at Amerigon Asia Pacific. Amerigon also has retained the services of four outside contractors. None of our employees is subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

ITEM 1A.	RISK FACTORS

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

Risks Relating to our Business

We have only one commercially successful product in one industry segment and we may not be able to commercialize and market additional products to other industries

We are currently developing advanced designs of TEDs to be used in a wide range of potential products in a number of industries, but to date we have only one commercially successful product. Although we have made significant improvements in TED technology, additional improvements are necessary to make TED based products commercially attractive in comparison with other technologies. These advancements are dependent on many variables including but not limited to new advanced materials becoming available and efficient and cost effective manufacturing processes for advanced TEDs and the related materials to be developed.

We have incurred substantial operating losses since our inception

Although we have reported operating income of $2,570,000 in 2005 and $786,000 in 2004, prior to that we incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003,

$6,168,000 in 2002, and $7,537,000 in 2001. As of December 31, 2005, we had accumulated deficits since inception of $52,493,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At December 31, 2005, we had cash and cash equivalents of $1,364,000 and short-term investments of $9,975,000. Based on our current operating plan, we believe cash at December 31, 2005, along with the proceeds from future revenues and borrowings from our $10,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

Our ability to market our products successfully depends on acceptance of our product by original equipment manufactures and consumers

We are engaged in a lengthy development process of our advanced TEDs which involve developing prototypes for proof of concept and then adapting the basic systems to actual products produced by existing manufactures of products that may use TEDs. While we currently have active development programs with Visteon and UTC, no assurance can be given that our advanced TEDs will be implemented in any of these products. To date, CCS is our sole commercialized product and there is no assurance that we will be successful in marketing any additional products using TEDs.

The disruption or loss of relationships with vendors and suppliers for the components for our products could materially adversely affect our business

Our ability to market and manufacture our products successfully is dependent on relationships with both third party vendors and suppliers. We rely on various vendors and suppliers for the components of our products and procure these components through purchase orders, with no guaranteed supply arrangements. Certain components, including thermoelectric devices and the specially designed fans used in our CCS product, are only available from a limited number of suppliers. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows. Our business and operations could also be materially adversely affected by delays in deliveries from suppliers.

The outsourcing of production to other countries entails risks of production interruption and unexpected costs

We outsource production of our CCS product to lower cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. Such production is currently completed by suppliers located in Chihuahua, Mexico and Hangzhou, China. Our use of suppliers located outside of the United States entails risk of production interruption and unexpected costs due to the extended logistics.

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

We may not be able to persuade potential customers of the merits of our products and justify their costs to increase our sales

Because of the sophisticated nature and early stage of development of our products, we have been, and will continue to be, required to educate potential customers and demonstrate that the merits of our products justify the costs associated with such products. We have relied on, and will continue to rely on, automobile manufacturers and manufacturers in other industries and their dealer networks to market our products. The success of any such relationship will depend in part on the other party’s own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and/or marketed by any such party. There can be no assurance that we will be able to continue to market our products successfully so as to generate meaningful product sales increases.

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

Other TED products that we develop are also likely to have a lengthy sales cycle. Because such technology is new and evolving, and because customers will likely require that any new product we develop pass certain feasibility and economic viability tests before committing to purchase, it is expected to take several years before any new products we develop are sold to customers.

The automotive industry is subject to intense competition and our current products may be rendered obsolete by future technological developments in the industry

The automotive component industry is subject to intense competition. Virtually all of our competitors are substantially larger in size, have substantially greater financial, marketing and other resources, and have more extensive experience and records of successful operations than we do. While we have the only actively-cooled seat available, competitors are introducing ventilated seats, which provide some of the cooled-seat attributes and are very price competitive with our CCS product. Additionally, heat only devices are readily available from our competitors. Competition extends to attracting and retaining qualified technical and marketing personnel. There can be no assurance that we will successfully differentiate our products from those of our competitors, that the marketplace will consider our current or proposed products to be superior or even comparable to those of our competitors, or that we can succeed in establishing relationships with automobile manufacturers. Furthermore, no assurance can be given that competitive pressures we face will not adversely affect our financial performance.

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

Any failure to protect our intellectual property could harm our business and competitive position

As of December 31, 2005, we owned thirteen U.S. patents and had nine U.S. patents pending and our subsidiary BSST owned eight U.S. patents, and had four U.S. patents pending and sixteen foreign patents pending. We were also licensees of three patents and joint owners with Honda Motor Co. of two U.S. patents and five Japanese patents. We also owned thirty-two foreign patents and had six foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992, with respect to technology similar to our CCS technology. This application has been rejected by the Japanese patent office in its present form, but the applicant has filed an appeal of the rejection. If a sufficiently broad patent were to be issued from this application, it could have a material adverse effect upon our intellectual property position in Japan. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties, totaling $100,000 annually, and must continue to comply with those licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

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

The third parties that contract with our subsidiary, BSST, for research and development purposes generally also reserve the right to unilaterally terminate those contracts. There can be no assurance that BSST will continue to receive the third party reimbursements it has received over the past several years.

Our success will depend in large part on retaining key personnel

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

Our reliance on outside major contractors may impair our ability to complete certain projects and manufacture products on a timely basis

We have engage outside contractors to perform product assembly and other production functions for us. We believe that there are other outside contractors that provide services of the kind that are used by us and that we may desire to use in the future. However, no assurance can be given that any such contractors would agree to work for us on terms acceptable to us or at all. Our inability to engage outside contractors on acceptable terms or at all would impair our ability to complete any development and/or manufacturing contracts for which outside contractors’ services may be needed. Moreover, our reliance upon third party contractors for certain production functions reduces our control over the manufacture of our products and makes us dependent in part upon such third parties to deliver our products in a timely manner, with satisfactory quality controls and on a competitive basis.

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

Risks Relating to Share Ownership

Our significant shareholders control the company

W III H Partners, L.P. (“W III H”) and Westar Capital II LLC (“Westar”) each own 2,250 shares of Series A Preferred Stock (“Convertible Preferred Stock”), which such shares are convertible into Common Stock at an initial conversion price of $1.675 per common share. Combined, W III H and Westar have the right to elect a majority of our directors. W III H and Westar each have preemptive rights on future financings, so as to maintain their percentage ownership. Based upon the terms of the Convertible Preferred Stock, W III H and Westar together in the aggregate held approximately 32% of our common equity (on an as-converted basis, excluding options and warrants), as of December 31, 2005.

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

The Convertible Preferred Stock of the Company, which is outstanding, confers upon its holders the right to elect five members of the Board of Directors while the holders of Common Stock have the right to elect two members of the Board of Directors. In addition, the Convertible Preferred Stock will vote together with the shares of Common Stock on most matters submitted to shareholders. As of December 31, 2005, the holders of the Series A Convertible Preferred Stock had approximately 32% of our voting shares and, as a result of such ownership and the right to elect five members of the Board of Directors, are likely to have the ability to approve or prevent any subsequent change of control.

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

We lease our corporate headquarters of approximately 7,400 square feet in Dearborn, Michigan and we lease research and development facilities of approximately 22,000 square feet in Irwindale, California. Our Michigan lease expires March 31, 2006, and the California lease expires August 31, 2006. We will be relocating our corporate headquarters to Farmington Hills, Michigan in late March 2006 and have entered into a new lease agreement for approximately 12,100 square feet. We are in the process of locating new facilities for our California operations. The current monthly rent of the Michigan lease, including rent and operating expense allocations, is approximately $18,000 and will be $19,000 in the new Farmington Hills, Michigan location. The currently monthly rent of the California lease, including rent, property taxes and insurance, is approximately $25,000. We also lease office space in Japan, which costs approximately $1,900 per month. We believe that these facilities are adequate and suitable for their present requirements.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, but there is no current pending litigation to which we are a party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq SmallCap Market under the symbol ARGN. The following table sets forth the high and low sale prices for our common stock as reported on The Nasdaq SmallCap Market for each quarterly period from January 1, 2004 through December 31, 2005.

2004	High	Low
1st Quarter	$5.70	$4.21
2nd Quarter	6.52	4.50
3rd Quarter	5.81	2.86
4th Quarter	3.76	2.38
2005
1st Quarter	$4.92	$3.35
2nd Quarter	4.25	3.50
3rd Quarter	6.37	3.00
4th Quarter	6.30	4.86

As of March 10, 2006, there were approximately 104 holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). We have not paid any cash dividends since formation and we do not expect to pay any cash dividends in the foreseeable future. During 2005, including during the fourth quarter of 2005, we did not repurchase any shares of our common stock.

For details concerning securities authorized for issuance under our equity compensation plans, refer to the information contained under the caption “Proposals to be Voted On: Approval of the Amerigon Incorporated 2006 Equity Incentive Plan” in our definitive proxy statement to be filed with the SEC in connection with our 2006 Annual Meeting of Shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from our audited financial statements, some of which appear under Item 15 of this Report. This selected financial data might not be a good indicator of our expected results for fiscal 2006. You should read the selected financial data together with the financial statements and notes to financial statements from which this information is derived and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report.

	Year Ended December 31,
	(In thousands except per share data)
	2005	2004	2003	2002	2001
Product revenues	$35,737	$32,710	$29,042	$15,271	$6,447
Operating Income (loss)	2,570	786	(1,554)	(6,168)	(7,537)
Net income (loss)(1)	16,549	1,059	(1,415)	(6,306)	(7,691)
Basic earnings (loss) per share:
Common Stock	0.79	0.06	(0.12)	(0.64)	(1.66)
Convertible Preferred Stock	0.79	0.06	—	—	—
Diluted earnings (loss) per share	0.76	0.05	(0.12)	(0.64)	(1.66)
Accumulated deficit	(52,958)	(69,507)	(70,566)	(69,151)	(62,845)

	As of December 31,
	(In thousands)
	2005	2004	2003	2002	2001
Working capital (deficit)(2)	$15,646	$9,571	$4,122	$1,216	$(839)
Total assets	37,253	16,293	11,234	9,179	5,836
Long term obligations	850	1,050	1,250	1,450	1,694

(1)	Net income for the year ended December 31, 2005 reflects a reduction in the valuation allowance relating to the Company’s Federal Net Operating Loss (NOL) carryforwards resulting in an income tax benefit of $13,495,000. See Note 4 to the Consolidated Financial Statements under Item 15 for a more detailed explanation.
(2)	Represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this report.

Overview

We design, develop and market proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers. In 2005, we completed our sixth full year of producing and selling our Climate Control Seat™ (“CCS™”) product, which provides year-round comfort by providing both active heating and cooling to seat occupants. Since we started commercial production, we have shipped more than 1,880,000 units of our CCS product to several customers: Bridgewater, NHK, Lear, JCI, Marubeni Vehicle Corporation, Intier Automotive. These customers in turn sell our product, as a component of an entire seat or seating system, to automobiles manufactured by the Ford Motor Company, General Motors, Toyota Motor Corporation, Nissan. We also sell directly to Hyundai.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. These estimates and assumptions include, but are not limited to:

•	Warranty reserves;

•	Allowances for doubtful accounts;

•	Deferred tax asset valuation allowance and

•	Inventory reserves.

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

Provision for estimated future cost of warranty for product delivered is recorded when revenue is recognized. While we believe our warranty reserve is adequate and that the judgment applied is appropriate, such estimates could differ materially from what will actually transpire in the future. The warranty policy is reviewed by management annually. Based on historical information available to the Company and claims filed to date, the warranty accrual is periodically adjusted to reflect management’s best estimate of future claims.

Income Taxes

Our income taxes are determined under guidelines prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method specified by SFAS 109, our deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and State tax rates. A valuation allowance is provided for the portion of net deferred tax assets when we consider it more likely than not that the asset will not be realized. Prior to 2005 a full valuation allowance was provided against the net deferred tax asset. Our deferred tax assets are largely comprised of net operating losses (“NOLs”) generated during our development period. We have now been profitable for the past two years and expect to be profitable in the future. At our current rate of taxable income, we expect to utilize our available NOLs over the next ten years. If future annual taxable income drops below approximately 65% of our current annual taxable income, there is a risk that some of our NOLs would expire. We do not expect significant differences between our taxable income and our book earnings before income taxes. As such, we have concluded that it is more likely than not that we will realize all or a portion of our net deferred tax assets and have reversed a portion of the valuation allowance. We recorded a benefit for income taxes in 2005 as a result of this reversal totaling $14,357,000.

Stock Options

The Company has two stock-based employee compensation plans. Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Results of Operations Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Product Revenues.    Product revenues for 2005 were $35,737,000 compared with revenues of $32,710,000 for 2004 representing an increase of $3,027,000, or 9%. Higher average unit prices, higher sales from new product introductions and higher sales on Asian programs were partially offset by lower sales on our existing North American based programs. Unit shipments were the same for 2005 and 2004 at 503,000 units. Higher average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having higher Amerigon content during 2005 compared with that of 2004. Content varies between programs based upon differing customer sourcing patterns of certain components that complement the CCS system. Asian sales benefited by the addition of our CCS product as an option on the Infiniti M45 during the fourth quarter of 2004. In North America, two new products equipped with CCS began production during the third quarter 2005 including the Buick Lucerne and the Lincoln Zephyr and a third new product, the newly designed Cadillac Escalade began production late in the fourth quarter. Additionally, our North American sales were benefited by production for the newly redesigned Cadillac DTS which is equipped with CCS. We experienced higher sales on this vehicle compared with the predecessor vehicle as the OEM built inventory toward the end of the third quarter. Partially offsetting these increases were lower sales for the Lincoln Aviator which was cancelled by the OEM during the third quarter. During 2005, despite significant selling incentives offered by the OEM’s to their customers, North American car manufacturers significantly reduced their production schedules for new vehicles, including some vehicles equipped with the CCS System, in an effort to reduce higher then average stockpiles of new vehicles in inventory.

Cost of Sales.    Cost of sales increased to $25,072,000 in 2005 (70%, as a percentage of sales) from $24,209,000 in 2004 (74%, as a percentage of sales). This increase of $863,000, or 4%, is attributable to the higher production volume offset partially by a favorable change in the mix of products sold, better coverage of fixed costs and by our continued cost reduction efforts.

Net Research and Development Expenses.    Net research and development expenses increased to $2,633,000 in 2005 from $2,226,000 in 2004 net of cost reimbursements of $3,496,000 and $1,656,000 in 2005 and 2004, respectively. This $407,000, or 18%, increase was due primarily to higher costs associated with product development activities and higher prototype costs associated with our next generation of CCS design, partially offset by the increase in reimbursement for development efforts of our BSST subsidiary. We expect that our net research and development expenses will increase during 2006 as we increase our development activities surrounding the advanced TED technology.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased slightly to $5,462,000 in 2005 compared with $5,489,000 in 2004. This $27,000, or 0.5%, decrease was primarily due to the elimination of $293,000 in amortization relating to the Ford Motor Company warrant valuation which became fully amortized on December 31, 2004 when the agreement expired and a customer reimbursement of expenses associated with our European office. These decreases were partially offset by higher management incentive bonuses, costs associated with a change in our state of incorporation and costs associated with our efforts to comply with certain provisions of the Sarbanes-Oxley Act of 2002.

Interest Income.    We had interest income of $283,000 in 2005 compared with $56,000 in 2004. The increase of $227,000 resulted from having higher cash reserves during 2005 as compared with 2004 and due to higher average yields on our cash investments (see “Liquidity and Capital Resources”).

Results of Operations Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Product Revenues.    Product revenues for 2004 were $32,710,000 as compared with product revenues of $29,042,000 for 2003. This increase of $3,668,000, or 13%, is primarily due to the addition of our CCS product as an option since the fourth quarter of 2003 on the Cadillac Escalade ESV and Nissan Fuga (a counterpart to the Nissan Cima) and the effect of a full year of production for vehicles which added the CCS product as an option during 2003, including the Mercury Monterey, Cadillac XLR, Cadillac DeVille, Hyundai Equus and Nissan Cima vehicle lines. During 2004, unit shipments rose to 503,000 units compared with 446,000 units for 2003.

Cost of Sales.    Cost of sales increased to $24,209,000 in 2004 (74%, as a percentage of sales) from $23,002,000 in 2003 (79%, as a percentage of sales). This increase of $1,207,000, or 5%, reflects a 13% increase in related revenues offset partially by a favorable change in the mix of products sold.

Net Research and Development Expenses.    Net research and development expenses decreased to $2,226,000 in 2004 from $2,487,000 in 2003. This $261,000 decrease was due primarily to an increase in reimbursement for development efforts of our BSST subsidiary for 2004 compared with 2003 (see Note 16 of the Consolidated Financial Statements) and lower prototype costs associated with our next generation of CCS design.

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

Liquidity and Capital Resources

As of December 31, 2005, the Company had net working capital of $15,646,000. The following table represents our cash and cash equivalents and short-term investments:

	December 31, 2005	December 31, 2004
Cash and cash equivalents	$1,364	$1,078
Short-term investments	9,975	6,525

	$11,339	$7,603

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents increased by $286,000 to $1,364,000 in 2005. Short-term investments increased $3,450,000 to $9,975,000 during the same period. In 2005, we determined that investments in Auction Rate Securities (“ARS”) should be classified as short-term investments. Previously such investments had been classified as cash and cash equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every seven days, there is a new auction process. We recorded investments in ARS as of December 31, 2005 as short-term investments and reclassified ARS as of December 31, 2004 that were previously included in cash and cash equivalents to short-term investments.

Cash provided by operating activities in 2005 was $2,520,000, which was mainly attributable to net income, net of depreciation, deferred income tax benefit and other non cash items of $13,357,000 offset partially by the increase in net operating assets and liabilities of $1,137,000. Cash used in investing activities in 2005 was $4,083,000, which was mainly attributable to the net purchase of short-term investments of $3,450,000, tooling and equipment expenditures totaling $427,000 and disbursements for the filing and issuance of patents of $206,000. Financing activities provided $1,849,000, primarily due to the exercise of warrants. Our principal sources of operating capital have been the proceeds of our various financing transactions and CCS product revenues.

On October 28, 2005, the Company obtained a new credit line (“Revolving Credit Line”) with Comerica Bank to fund future working capital requirements. This loan is a $10,000,000 Revolving Credit Line with the debt not to exceed the lesser of the Revolving Credit Line or the Borrowing Formula (60%-85% of eligible accounts receivable up to 90 days from invoice date plus 50% of eligible inventory). At December 31, 2005, no revolving loans were outstanding and approximately $6,600,000 was available under the Revolving Credit Line. Loans under the Revolving Credit Line can be made, at the election of the Company, as Prime-based loans or Eurodollar-based loans. Interest is payable in arrears quarterly on Prime-based loans, and in arrears of one, two or three months on Eurodollar-based loans, determined by the length of the Eurodollar-based loan, as selected by the Company. Prime-based loans bear interest at Comerica Bank’s prime rate (7.25% at December 31, 2005). Eurodollar-based loans bear interest at a variable rate plus an applicable margin as outlined in the Revolving Credit Line agreement. The applicable margin is based upon the Company’s Leverage Ratio, as defined by the Revolving Credit Line agreement. The Revolving Credit Line also provides for a letter of credit sub-facility of $5,000,000. At December 31, 2005 there were no letters of credit outstanding. Under the terms of the credit agreement, the Company must maintain certain financial ratios including a minimum tangible net worth ratio, maximum leverage ratio and maximum ratio of funded debt to EBITDA, as defined by the credit agreement. The Revolving Credit Line is secured by all of the Company’s assets and expires on November 1, 2008.

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

For the quarter ended December 31, 2005, we posted our ninth consecutive quarterly profit. We expect to continue to operate at a profit at average sales volumes comparable to or better than that of the fourth quarter of 2005. The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing. Based on its current operating plan, management believes cash at December 31, 2005 along with proceeds from future revenues and borrowings from its Revolving Credit Line are sufficient to meet operating needs for the foreseeable future.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R “Share-Based Payment”. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions with an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The Company is required to adopt this new standard effective for the first quarter of 2006. The statement provides for, and the Company has elected to adopt using the modified prospective application under which compensation cost will be recognized on or after the required effective date for all future share based award grants and the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company has estimated that the modified prospective application will reduce earnings by approximately $416,000 ($0.02 per fully diluted share) in 2006 based upon currently outstanding options.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error—a replacement of APB Opinion No. 20 and SFAS No. 3”. This statement changes the requirements for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when the specific transition provision are absent. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. If it is impracticable to determine either the period-specific effects or the cumulative effect of the change, this statement requires that the new accounting principle be adopted prospectively from the earliest practicable date. SFAS No. 154 is effective in fiscal years beginning after December 15, 2005. We do not expect any impact on our financial position and results of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements (as such term is defined in Item 303(a)(4)(ii) of Regulation S-K (17 CFR 229.303)) that have, or are deemed to be reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Tabular Disclosure of Contractual Obligations

As of December 31, 2005, the following amounts, aggregated by type of contract obligation, are known to come due in the periods stated:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Operating Lease Obligations	$1,626	$479	$520	$479	$148

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

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents; consequently, all of the marketable securities shown in below are expected to mature during 2006. The carrying value approximates fair value at December 31, 2005.

Marketable Securities	Carrying Value (in thousands)	Average Rate of Return at December 31, 2005
Cash equivalents	$1,281,000	3.73%
Short-term investments	$9,975,000	4.45%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited Quarterly Financial Data

For the Years Ended December 31, 2005 and 2004

(In thousands, except per share data)

	For the three months ended,
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net Sales	$8,957	$8,562	$8,256	$9,962
Gross profit	2,464	2,458	2,645	3,098
Operating income	367	338	748	1,117
Net income(1)	462	454	878	14,755
Basic earnings per share:
Common Stock	0.02	0.02	0.04	0.70
Convertible Preferred Stock	0.02	0.02	0.04	0.70
Diluted earnings per share	0.02	0.02	0.04	0.67

	For the three months ended,
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net Sales	$8,961	$8,630	$7,331	$7,788
Gross profit	2,088	2,236	1,944	2,233
Operating income	250	239	118	179
Net income	301	295	206	257
Basic earnings per share:
Common Stock	0.02	0.02	0.01	0.01
Convertible Preferred Stock	0.02	0.02	0.01	0.01
Diluted earnings per share	0.01	0.01	0.01	0.01

(1)	Net income for the quarter ended December 31, 2005 reflects a reduction in the valuation allowance relating to the Company’s Federal Net Operating Loss (NOL) carryforwards resulting in an income tax benefit of $13,495,000. See Note 4 to the Consolidated Financial Statements under Item 15 for a more detailed explanation.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management, including the our President & Chief Executive Officer and Vice President of Finance & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the year ended December 31, 2005. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Vice President of Finance & Chief Financial Officer concluded that the disclosure controls and procedures were effective.

There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information contained under the captions entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Code of Ethics” in our definitive proxy statement to be filed with the SEC in connection with our 2006 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions entitled “Director Compensation,” “Executive Compensation Table,” “Compensation Committee Interlocks and Insider Participation,” “Option Grants in the Last Fiscal Year,” “Aggregated Options Exercised and Year-End Values,” “Report of the Compensation Committee on Executive Compensation” and “Performance Graph” in our definitive proxy statement to be filed with the SEC in connection with our 2006 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained under the captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Proposals to be Voted On: Approval of the Amerigon Incorporated 2006 Equity Incentive Plan” in our definitive proxy statement to be filed with the SEC in connection with our 2006 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption entitled “Certain Transactions” in our definitive proxy statement to be filed with the SEC in connection with our 2006 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption entitled “Report of the Audit Committee” in our definitive proxy statement to be filed with the SEC in connection with our 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of the Company and report of independent accountants are included in Item 8 of this Annual Report:

2.	Financial Statement Schedule.

The following Schedule to Financial Statements is included herein:

Schedule II—Valuation and Qualifying Accounts.

3.	Exhibits.

The exhibits to this Report are as follows:

Exhibit Number		Description
3.1.1		Articles of Incorporation(1)

3.1.2		Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.2		Bylaws of the Company(1)

4.1.1		First Warrant issued to Ford Motor Company as of March 27, 2000 pursuant to the Value Participation Agreement dated March 27, 2000(2)

4.1.2		Second Warrant issued to Ford Motor Company as of March 27, 2000 pursuant to the Value Participation Agreement dated March 27, 2000(10)

4.1.3		Third Warrant issued to Ford Motor Company as of February 4, 2004 pursuant to the Value Participation Agreement dated March 27, 2000(10)

10.1	*	1993 Stock Option Plan(4)

10.2.1	*	Amended and Restated 1997 Stock Incentive Plan(5)

10.2.2	*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3	*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1		Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(4)

10.3.2		Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(6)

10.4		Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(7)

Exhibit Number		Description
10.5		Purchase Agreement dated February 12, 2002 between the Company and Special Situation Funds (includes preemption rights in favor of Special Situation Funds)(3)

10.6		Purchase Agreement dated February 12, 2002 between the Company and MicroCapital Funds (includes preemption rights in favor of MicroCapital Funds)(3)

10.7		Exchange Agreement between the Company and Big Beaver Investments LLC dated February 12, 2002 (includes preemption rights in favor of Big Beaver Investments LLC)(3)

10.8.1		Investors Rights among the Company, Big Beaver Investments LLC and Westar Capital II LLC dated June 8, 1999(8)

10.8.2		First Amendment to Investors Rights Agreement among the Company, Big Beaver Investments LLC and Westar Capital II LLC dated March 16, 2000(3)

10.9		Value Participation Agreement between the Company and Ford Motor Company dated March 27, 2000(2)

10.10.1	*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(9)

10.10.2	*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(11)

10.11		Employment Agreement between Dr. Lon E. Bell and BSST LLC dated May 30, 2001(9)

10.12		Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(9)

10.13.1		Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(8)

10.13.2		First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC(11)

10.13.3		Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC(11)

10.14		Cross License Agreement between the Company and BSST LLC dated November 19, 2002 (10)

21		List of Subsidiaries

23.1		Consent of PricewaterhouseCoopers LLP

31.1		Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2		Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(5)	Previously filed as an exhibit to the Company’s Definitive Proxy Schedule on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders, File No. 000-21810, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash & cash equivalents	$1,364	$1,078
Short-term investments	9,975	6,525
Accounts receivable, less allowance of $295 and $59, respectively	7,891	4,763
Inventory	2,712	1,901
Deferred income tax assets	1,447	—
Prepaid expenses and other assets	7	308

Total current assets	23,396	14,575
Property and equipment, net	1,177	1,385
Deferred financing costs	16	—
Patent costs, net of accumulated amortization of $11 and $4, respectively	533	333
Deferred income tax assets	12,131	—

Total assets	$37,253	$16,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,323	$3,199
Accrued liabilities	2,227	1,605
Deferred manufacturing agreement—current portion	200	200

Total current liabilities	7,750	5,004
Deferred manufacturing agreement—long term portion	850	1,050

Total liabilities	8,600	6,054

Shareholders’ equity:
Convertible Preferred Stock:
Series A—no par value; convertible; 9,000 shares authorized, 9,000 issued and outstanding at December 31, 2005 and 2004; liquidation preference of $11,520 at December 31, 2005 and 2004	8,267	8,267
Common Stock:
No par value; 30,000,000 shares authorized, 15,874,557 and 14,693,251 issued and outstanding at December 31, 2005 and 2004, respectively	53,142	51,277
Paid-in capital	20,202	20,202
Accumulated deficit	(52,958)	(69,507)

Total shareholders’ equity	28,653	10,239

Total liabilities and shareholders’ equity	$37,253	$16,293

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Product revenues	$35,737	$32,710	$29,042
Cost of sales	25,072	24,209	23,002

Gross margin	10,665	8,501	6,040
Operating costs and expenses:
Research and development expenses	6,129	3,882	3,634
Reimbursed research and development expenses	(3,496)	(1,656)	(1,147)

Net research and development expenses	2,633	2,226	2,487
Selling, general and administrative	5,462	5,489	5,110
Gain on disposal of property and equipment	—	—	(3)

Total operating costs and expenses	8,095	7,715	7,594

Operating income (loss)	2,570	786	(1,554)
Interest income	283	56	—
Interest expense	—	—	(69)
Other income	201	217	208

Earnings before income tax	3,054	1,059	(1,415)
Income tax benefit	13,495	—	—

Net Income (loss)	$16,549	$1,059	$(1,415)

Basic earnings (loss) per share:
Common Stock	$0.79	$0.06	$(0.12)

Convertible Preferred Stock	$0.79	$0.06

Diluted earnings (loss) per share	$0.76	$0.05	$(0.12)

Weighted average number of shares—basic
Common Stock	15,496	13,512	11,472

Convertible Preferred Stock (as converted)	5,373	5,373

Weighted average number of shares—diluted	16,116	14,737	11,472

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Preferred Stock	Common Stock		Paid-in Capital	Accumulated Deficit	Total
		Shares	Amount
Balance at December 31, 2002	$8,267	10,771	$43,051	$19,504	$(69,151)	$1,671
Issuance of Common Stock for cash, Ferrotec Agreement, net of cash expenses of $50	—	1,000	2,450	—	—	2,450
Exercise of warrants to purchase Common Stock for cash, net of cash expenses of $15	—	616	1,202	—	—	1,202
Exercise of Common Stock options for cash	—	24	55	—	—	55
Grant of warrant to purchase Common Stock in conjunction with Value Participation Agreement	—	—	—	676	—	676
Net Loss	—	—	—	—	(1,415)	(1,415)

Balance at December 31, 2003	8,267	12,411	46,758	20,180	(70,566)	4,639
Exercise of warrants to purchase Common Stock for cash, net of cash expenses of $55	—	2,262	4,470	—	—	4,470
Cashless exercise of warrants to purchase Common Stock	—	4	—	—	—	—
Compensation relating to stock option granted	—	—	—	22	—	22
Exercise of Common Stock options for cash	—	16	49	—	—	49
Net Income	—	—	—	—	1,059	1,059

Balance at December 31, 2004	$8,267	14,693	$51,277	$20,202	$(69,507)	$10,239
Exercise of warrants to purchase Common Stock for cash, net of cash expenses of $12	—	1,037	1,784	—	—	1,784
Cashless exercise of warrants to purchase Common Stock	—	107	—	—	—	—
Exercise of Common Stock options for cash	—	38	81	—	—	81
Net Income	—	—	—	—	16,549	16,549

Balance at December 31, 2005	$8,267	15,875	$53,142	$20,202	$(52,958)	$28,653

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating Activities:
Net income (loss)	$16,549	$1,059	$(1,415)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	440	661	523
Deferred income tax benefit	(13,578)	—	—
Warrants granted pursuant to Value Participation Agreement	—	—	676
Other non cash income	—	(19)	—
Provision for doubtful accounts	236	4	1
Gain from sale of assets	—	—	(3)
Options granted to BSST minority shareholder	—	—	19
Compensation from grant of non-employee stock options and warrants	—	22	—
Changes in operating assets and liabilities:
Accounts receivable	(3,357)	1,114	(1,353)
Inventory	(812)	597	(595)
Prepaid expenses and other assets	296	(83)	340
Accounts payable	2,123	(1,059)	(38)
Accrued liabilities	623	737	(22)

Net cash provided by (used in) operating activities	2,520	3,033	(1,867)
Investing Activities:
Purchases of short-term investments	(19,450)	(28,175)	—
Sales of short-term investments	16,000	21,650	—
Purchase of property and equipment	(427)	(653)	(465)
Patent costs	(206)	(140)	(136)
Proceeds from sale of property and equipment	—	—	3
Other investing activities	—	—	(2)

Net cash used in investing activities	(4,083)	(7,318)	(600)
Financing Activities:
Repayment of proceeds from bank financing	—	—	(670)
Cash paid for financing costs	(16)	—	—
Proceeds from sale of common stock, net of cash expenses	1,865	4,519	3,707

Net cash provided by financing activities	1,849	4,519	3,037

Net increase in cash and cash equivalents	286	234	570
Cash and cash equivalents at beginning of period	1,078	844	274

Cash and cash equivalents at end of period	$1,364	$1,078	$844

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — The Company

The Company designs, develops and markets proprietary high technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 1,880,000 units of its CCS product through 2005. Although the Company markets CCS to OEM’s, the Company’s primary customers are the OEM’s tier one seating suppliers including, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Marubeni Vehicle Corporation (“Marubeni”) and Intier Automotive (“Intier”). Hyundai Motor Company (“Hyundai”), an OEM, is also a direct customer.

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

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation

Consolidation

The consolidated financial statements at December 31, 2005, reflect the consolidated financial position and consolidated operating results of the Company, BSST and Amerigon Asia Pacific Inc. Intercompany accounts have been eliminated in consolidation. The 15% of BSST not owned by the Company is reflected as minority interest.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents.

Short-Term Investments

The Company’s short-term investments consist of Auction Rate Securities (“ARS”) which represent funds available for current operations. ARS are debt instruments with a long-term nominal maturity for which the interest rate is reset through a “Dutch auction” process. The Company invests in ARS that have auctions held every seven days. The Company has determined that investments in ARS should be classified as short-term investments. In prior years, ARS were included as part of “Cash & cash equivalents” and the Company reported no short-term investments. The classification for prior periods has been revised and ARS are now classified as short-term investments, and purchases and sales of these securities have been reflected as investing activities in the consolidated statements of cash flows. As of December 31, 2004, the classification of $6,525,000 of ARS, previously included in cash and cash equivalents, has been revised and classified as short-term investments.

Disclosures About Fair Value of Financial Instruments

The carrying amount of all financial instruments, comprising cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and bank loans, approximates fair value because of the short maturities of these instruments.

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

Accrued Warranty Costs

The Company recognizes an estimated cost associated with its standard warranty on CCS products at the time of sale. The amount recognized is based on estimates of future failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period:

	December 31,
	2005	2004
Balance at beginning of year	$227	$145
Change in estimate	—	—
Expense	189	82

	$416	$227

Concentration of Credit Risk

Financial instruments, which subject the Company to concentration of credit risk, consist primarily of cash equivalents short-term investments and accounts receivable. Cash equivalents and short-term investments are invested in ARS backed by commercial paper instruments and a money market fund managed by a major U.S. financial services company. All repurchase agreements carry AAA credit ratings from either Moodys Investors Service or Standard & Poor’s and have seven day terms. The credit risk for these cash equivalents and short-term investments is considered limited. Credit risk associated with accounts receivable is limited by the large size and creditworthiness of the Company’s commercial customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and generally does not require collateral. As of December 31, 2005 Lear, Bridgewater and NHK comprised 40%, 26%, and 13% respectively, of the Company’s accounts receivable balance. As of December 31, 2004 NHK, Lear, Bridgewater and comprised 33%, 27%, and 20% respectively, of the Company’s accounts receivable balance. These accounts are currently in good standing.

Inventory

Inventory is valued at the lower of cost (the first-in, first-out basis), or market. The Company provides a reserve for obsolete and slow moving inventories based upon estimates of future sales and product redesign. The following is a reconciliation of the changes in the inventory reserve (in thousands):

	December 31,
	2005	2004
Balance at beginning of year	$120	$225
Expense	176	10
Inventory write off	(11)	(115)

Balance at end of year	$285	$120

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Deferred Exclusivity Fee

The deferred exclusivity fee created by the 108,345 warrants initially granted to Ford Motor Company (“Ford”) relating to the Value Participation Agreement (the “VPA”)(Note 11) was amortized on a straight line basis through December 31, 2004. This expense is recorded as a selling expense.

Deferred Manufacturing Agreement

The Manufacturing and Supply Agreement (“Ferrotec Agreement”) created by the $2 million investment by Ferrotec Manufacturing (“Ferrotec”), a Tokyo-based manufacturer, (Note 14) is amortized on a straight line basis through April 2011. This amortization is reported as other income.

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

Patent Costs

Patent costs include the direct legal expenses and patent office filing fees related to internally developed patents. Patent costs are amortized upon issuance using the straight-line method over their estimated economic useful life which is generally 17 years. Estimated useful lives are evaluated annually and where appropriate the lives and related amortization expense are adjusted on a prospective basis.

Impairments of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that carrying amount of a long-lived asset may not be recoverable, the Company will compare the carrying amount of the asset to the amount of the expected future undiscounted cash flows related to the asset to determine if a write down to fair value is required.

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

Tooling

The Company incurs costs related to tooling used in the manufacture of products sold to its customers. In some cases, the Company enters into contracts with its customers whereby the Company incurs the costs to design, develop and purchase tooling and is then reimbursed by the customer under a reimbursement contract. Tooling costs that will be reimbursed by customers are included in prepaid and other current assets at the lower of accumulated cost or the customer reimbursable amount. Company-owned tooling is included in property and equipment and depreciated over its expected useful life, generally two to five years. Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions, where appropriate, for tooling costs that will not be recovered.

Research and Development Expenses

Research and development activities are expensed as incurred. The Company groups development and prototype costs and related reimbursements in research and development.

The Company has joint Development Agreements with Visteon and United Technologies Corporation. These agreements provide for the joint development of certain TED based products for specific markets whereby the Company is reimbursed for certain development costs. The agreements do not provide for specific amounts of reimbursement. Under the terms of the agreements each of the parties retains ownership rights to certain intellectual property developed in the course of the development agreement but grants the other a non-exclusive, royalty free license to that technology subject to certain limitations. The agreements also create a four year exclusive supply arrangement where certain product components would be supplied by the Company.

During 2004, the Company received a Financial Assistance Award from the U.S. Department of Energy (“DOE”). Under the terms of the award, the DOE is expected to reimburse the Company for 75% of certain development costs over the course of a four phase project. The budget for all phases of the program is $6,294 of which $4,720 is expected to be reimbursed. The reimbursement and progress of the program is subject to certain budget restraints of the U.S. Federal Government (“US Government”). The terms of the award provide for the Company to retain ownership of intellectual property developed during the course of the program. The agreement also grants the US Government a non-exclusive, nontransferable, irrevocable, paid-up license to that intellectual property.

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

	Year ended December 31,
	2005	2004	2003
Net income (loss), as reported	$16,549	$1,059	$(1,415)
Value of stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(429)	(627)	(377)

Pro forma net income (loss)	$16,120	$432	$(1,792)

Earnings (loss) per share:
Basic—Common Stock—as reported	$0.79	$0.06	$(0.12)
Basic—Common Stock—pro forma	$0.77	$0.02	$(0.16)
Basic—Convertible Preferred Stock—as reported	$0.79	$0.06
Basic—Convertible Preferred Stock—pro forma	$0.77	$0.02
Diluted—as reported	$0.76	$0.05	$(0.12)
Diluted—pro forma	$0.74	$0.02	$(0.16)

During 2004 the Company issued 5,000 options to non-employees and recorded $22 as selling, general and administrative expense based upon their estimated fair value.

The fair value of each stock option grant has been estimated pursuant to SFAS No. 123 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	1993 and 1997 Stock Option plans
	2005	2004	2003
Risk-free interest rates	4.48%	4.48%	3.90%
Expected dividend yield	none	none	none
Expected lives	5 yrs.	5 yrs.	10 yrs.
Expected volatility	68%	68%	96%

The weighted average grant date fair values of options granted under the 1993 and 1997 Stock Option Plan during 2005, 2004 and 2003 were $4.18, $2.78 and $2.06, respectively.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R “Share-Based Payment”. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions with an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The Company is required to adopt this new standard effective for the first quarter of 2006. The statement provides for, and the Company has elected to adopt using the modified prospective application under which compensation cost will be recognized on or after the required effective date for all future share based award grants and the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company has estimated that the modified prospective application will reduce earnings by approximately $416 ($0.02 per fully diluted share) in 2006 based upon currently outstanding options.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error – a replacement of APB Opinion No. 20 and SFAS No. 3”. This statement changes the requirements for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when the specific transition provision are absent. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. If it is impracticable to determine either the period-specific effects or the cumulative effect of the change, this statement requires that the new accounting principle be adopted prospectively from the earliest practicable date. SFAS No. 154 is effective in fiscal years beginning after December 15, 2005. We do not expect any impact on our financial position and results of operations.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 — Details of Certain Financial Statement Components

	December 31,
	2005	2004
Inventory:
Raw materials	$1,894	$1,622
Finished Goods	818	279

	$2,712	$1,901

Property and equipment:
Equipment	$2,277	$2,156
Production tooling	1,858	1,616
Leasehold improvements	275	279
Computer equipment and software	516	474

	4,926	4,525
Less: Accumulated depreciation	(3,749)	(3,140)

	$1,177	$1,385

Accrued liabilities:
Accrued management bonuses	$763	$543
Accrued salaries and benefits	555	449
Accrued warranty	416	227
Other accrued liabilities	493	386

	$2,227	$1,605

Note 4 — Income Taxes

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following:

	December 31,
	2005	2004
Deferred tax assets:
Net operating losses	$12,030	$12,966
Credits	2,914	2,678
Valuation reserves and accrued liabilities	761	634
Ford VPA warrants	735	735
Deferred revenue	378	450
Depreciation	298	305
Other	89	—

	17,205	17,768
Deferred tax liabilities:
Accounts receivable	(334)	(190)
Patent costs	(112)	(51)
Property and equipment	(71)	(71)
Other	(11)	—

	(528)	(312)
Valuation allowance	(3,099)	(17,456)

Net deferred tax asset	$13,578	$—

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 — Income Taxes (Continued)

During 2005 a portion of the valuation allowance was reversed based upon management’s expectation that the net deferred tax assets resulting after the valuation allowance reversal are more likely then not to be recovered through future taxable income.

A reconciliation between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2005 is as follows:

	Year Ended December 31,
	2005	2004	2003
Statutory Federal income tax rate	34.0%	34.0%	(34.0%)
Increase (Decrease) resulting from:
State Tax, net of federal benefit	2.0%	2.0%	(5.8%)
Nondeductible expenses	0.2%	0.6%	—
Research and development tax credits	(8.0%)	(9.4%)	12.7%
Expiring state NOL carryforwards	—	9.9%	—
Change in valuation allowance	(470.1%)	(40.4%)	27.1%

Effective rate	(441.9%)	—	—

The Company has Federal Net Operating Loss (NOL) carryforwards of $56,995 at December 31, 2005, which expire between 2008 and 2023. Approximately $31,677 of the Federal NOLs were incurred prior to the June 8, 1999 Preferred Financing, which qualified as a change in ownership under the Internal Revenue Code. The change in ownership limits the amount of the NOL which may be used annually to approximately $591 per year. As a result of the annual limitation, approximately $23,400 of these carryforwards are expected to expire before ultimately becoming available to reduce future tax liabilities. Additionally, at December 31, 2005, the Company has state NOL carryforwards of $6,866 which expire between 2010 and 2013. The NOL incurred after the change in ownership, totaling approximately $25,318, may also be subject to an annual limitation under Section 382 of the Internal Revenue Code to the extent of certain future ownership changes.

The provision (benefit) for income taxes is comprised of the following:

	Year Ended December 31,
	2005	2004	2003
Currently payable	$83	$—	$—
Deferred	(13,578)	—	—

	$(13,495)	$—	$—

Note 5 — Financing

On October 28, 2005, the Company obtained a new credit line (“Revolving Credit Line”) with Comerica Bank to fund future working capital requirements. This loan is a $10,000 Revolving Credit Line with the debt not to exceed the lesser of the Revolving Credit Line or the Borrowing Formula (60%-85% of eligible accounts receivable up to 90 days from invoice date plus 50% of eligible inventory). At December 31, 2005, no revolving loans were outstanding and approximately $6,600 was available under the Revolving Credit Line. Loans under the Revolving Credit Line can be made, at the election of the Company, as Prime-based loans or Eurodollar-

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 — Financing (Continued)

based loans. Interest is payable in arrears quarterly on Prime-based loans, and in arrears of one, two or three months on Eurodollar-based loans, determined by the length of the Eurodollar-based loan, as selected by the Company. Prime-based loans bear interest at Comerica Bank’s prime rate (7.25% at December 31, 2005). Eurodollar-based loans bear interest at a variable rate plus an applicable margin as outlined in the Revolving Credit Line agreement. The applicable margin is based upon the Company’s Leverage Ratio, as defined by the Revolving Credit Line agreement. The Revolving Credit Line also provides for a letter of credit sub-facility of $5,000. At December 31, 2005 there were no letters of credit outstanding. The Revolving Credit Line is secured by all of the Company’s assets and expires on November 1, 2008. Under the terms of the credit agreement, the Company must maintain certain financial ratios including a minimum tangible net worth ratio, maximum leverage ratio and maximum ratio of funded debt to EBITDA, as defined by the credit agreement.

Note 6 — Private Placement

On February 25, 2002, the Company completed a private placement (“2002 Private Placement”) of 6,053,970 shares of Common Stock (of which 1,720,602 shares were given to Big Beaver LLC, a predecessor of W III H Partners, L.P. (one of the Company’s largest investors) in exchange for the extinguishment of the 2001 Bridge Loan) and warrants to purchase 3,026,985 shares of Common Stock (of which 860,301 shares relate to the 2001 Bridge Loan) to selected institutional and accredited investors and Big Beaver LLC, resulting in total proceeds of $9,081 (of which $2,581 relates to the exchange of the 2001 Bridge Loan), less issuance costs of $804. As a partial compensation for service rendered in the 2002 Private Placement, Roth Capital Partners, LLC (“Roth”), was granted a warrant to purchase up to 550,005 shares of the Company’s Common Stock at $2.00 per share. The value of such warrants of $985 is recorded as a non-cash offering cost charged to paid-in-capital. The warrants issued in the 2002 Private Placement had an exercise price of $2.00 per share and had an expiration date of February 25, 2007. The Company filed a registration statement relating to the resale of the securities offered in the 2002 Private Placement with the Securities and Exchange Commission on March 25, 2002 and the registration statement was declared effective on April 3, 2002. Upon completion of the 2002 Private Placement the number of shares of Common Stock issuable upon exercise and the exercise price of the warrant issued in connection with a bridge loan in 2000 between the Company and Big Star Investments LLC (a joint venture of two of the Company’s largest investors), were adjusted to 166,667 and $1.50, respectively.

On June 27, 2003, the Company entered into a Subscription Agreement with Ferrotec whereby Ferrotec purchased 1,000,000 shares of unregistered Common Stock at $2.50 per share (“2003 Private Placement”). The Company received a $2,500 payment in exchange for the shares on June 27, 2003, less issuance costs. In connection with the 2003 Private Placement, a partial exercise of warrants issued in the 2002 Private Placement occurred. Special Situations Funds, MicroCapital Fund and Roth participated in the transaction. The three participants exercised warrants to purchase 250,000 shares at $2.00 per share for an aggregate exercise price of $500. The proceeds of the 2003 Private Placement and warrant exercise, net of issuance costs, were $2,935.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 7 — Convertible Preferred Stock (Continued)

The following summarizes the terms of the Convertible Preferred Stock:

Conversion

Each issued share of Series A Convertible Preferred Stock is immediately convertible, in full and not in part, into shares of Class A Common Stock based on the formula of $1,000 of the face value divided by the conversion price. The conversion price is $1.675, subject to proportional adjustments for certain dilutive issuance, splits and combinations and other recapitalizations or reorganizations. A total of 5,373,134 shares of Common Stock have been reserved for issuance in the event of the conversion of Series A Convertible Preferred Stock. On January 31, 2006 the holders of the Series A Convertible Preferred Stock converted 4,500 of their outstanding shares to 2,686,567 Common Shares.

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

Liquidation Preference

Upon liquidation, dissolution or winding up of the Company, each share of Series A Convertible Preferred Stock is entitled to a liquidation preference of $1,000 plus 7% of the original issue price ($1,000) annually for up to four years after issuance plus any declared but unpaid dividends in priority to any distribution to the Common Stock, which will receive the remaining assets of the Company. As of December 31, 2005, the liquidation preference was $11,520. On January 31, 2006 this liquidation preference was reduced to $5,760 upon the conversion of 4,500 Series A Preferred Shares to 2,686,567 Common Shares.

Redemption

If the closing price of the Common Stock for the past 60 days has been at least four times the then conversion price ($1.675 per share at December 31, 2005), the Company may redeem the Series A Convertible Preferred Stock for an amount equal to the Series A Redemption Price, which was $11,520 at December 31, 2005.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 8 — Stock Warrants

The following table lists the stock warrants outstanding at December 31, 2005 and 2004. All such warrants are vested and exercisable.

	2005	2004	Exercise Price	Expiration
Ford VPA warrants	108,345	108,345	$2.75	March 2007
Ford VPA warrants	216,690	216,690	$5.75	February 2009
2000 Bridge Loan warrants	—	166,667	$1.50	March 2005
2000 Placement Agent warrants	—	188,000	$5.00	June 2005
2001 Bridge Loan warrants	—	326,087	$1.15	February 2007
2002 Private Placement warrants	—	710,301	$2.00	February 2007

	325,035	1,716,090

Warrants for 1,143,856 shares of common stock were exercised during 2005 of which 107,468 were cashless exercises. Proceeds received from the warrant exercises was $1,784, net of expenses of $12.

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

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 — Stock Options (Continued)

The following table summarizes stock option activity:

		1997 and 1993 Stock Option Plans
	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2002	905,659	997,454	$2.66

Granted	(105,000)	105,000	$2.37
Exercised	—	(24,000)	$4.50
Cancelled	20,449	(23,673)	$3.53

Outstanding at December 31, 2003	821,108	1,054,781	$2.60

Granted	(417,000)	417,000	$4.62
Exercised	—	(16,500)	$2.97
Cancelled	500	(500)	$3.06

Outstanding at December 31, 2004	404,608	1,454,781	$3.17

Granted	(73,000)	73,000	$4.18
Exercised	—	(37,450)	$2.15
Cancelled	8,900	(8,900)	$4.60

Outstanding at December 31, 2005	340,508	1,481,431	$3.24

The following table summarizes information concerning currently outstanding and exercisable stock options for the 1993 and 1997 Stock Option Plans as of December 31, 2005:

	Options Outstanding at December 31, 2005			Options Exercisable at December 31, 2005
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Vested and Exercisable	Weighted- Average Exercise Price
$1.05— 1.51	266,050	6.50	$1.36	266,050	$1.36
1.55— 3.04	258,000	6.69	2.32	256,000	2.32
3.06— 3.31	402,900	3.56	3.06	399,900	3.06
3.45— 14.09	554,481	7.81	4.70	359,781	4.76

	1,481,431			1,281,731

Note 10 — Earnings (loss) per share

Income (loss) available to Common Stock is derived as follows:

	Year ended December 31,
	2005	2004	2003
Net income (loss)	$16,549	$1,059	$(1,415)
Amount allocated to participating Convertible Preferred Stock	(4,260)	(301)	—

Income (loss) available to Common Stock—basic	$12,289	$758	$(1,415)

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 10 — Earnings (loss) per share (Continued)

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

	Year ended December 31,
	2005	2004	2003
Weighted average number of shares for calculation of basic EPS— Common Stock	15,496,334	13,511,829	11,472,287
Stock options outstanding for 1993 and 1997 Stock Option Plans	460,987	456,852	—
Shares of Common stock issuable upon the exercise of warrants	159,123	768,323	—

Weighted average of share for calculation of diluted EPS	16,116,444	14,737,004	11,472,287

The accompanying table represents Common Stock issueable upon the exercise of certain stock options and warrants, and the Common Stock issuable upon the conversion of Series A Convertible Preferred Stock that have been excluded from the diluted earnings (loss) calculation because the effect of their inclusion would be anti-dilutive.

	Year ended December 31,
	2005	2004	2003
Stock options outstanding for the 1993 and 1997 Stock Options Plans	329,500	375,500	1,054,781
Shares of Common Stock issuable upon the exercise of warrants	216,690	404,690	3,799,363
Common Stock issuable upon the conversion of Series A Convertible Preferred Stock	5,373,134	5,373,134	5,373,134

Total	5,919,324	6,153,324	10,227,278

Note 11 — Ford Agreement

On March 27, 2000, the Company entered into a Value Participation Agreement (“VPA”) with Ford. Pursuant to the VPA, Ford agreed that, through December 31, 2004, the Company has the exclusive right to manufacture and supply CCS units to Ford’s Tier 1 suppliers for installation in Ford, Lincoln and Mercury branded vehicles produced and sold in North America (other than Ford branded vehicles produced by AutoAlliance International, Inc.). Ford is not obligated to purchase any CCS units under the VPA.

As part of the VPA, the Company granted to Ford warrants exercisable for Common Stock. A warrant for the right to purchase 82,197 shares of Common Stock at an exercise price of $2.75 per share was issued and fully vested on March 27, 2000. The fair value of the warrant of $1,148 was determined using the Black-Scholes valuation model and was recorded as a deferred exclusivity fee on the balance sheet. In addition, Ford received an additional fully vested warrant to purchase 26,148 shares of Common Stock at an exercise price of $2.75 per share due to a one time anti-dilution provision of the VPA that was triggered by the Company’s Private Placement in June 2000. The fair value of the additional warrant of $220 was determined using the Black-Scholes model and has been accounted for in the same manner as the deferred exclusivity fee. This fee was amortized on a straight-line basis (approximately $293 per year) from April 2000 to December 2004, the initial term of the Agreement. The Ford warrants contain a cashless exercise provision, which allows Ford to exercise their warrants and receive a number of shares equal in value to the difference between the then market price of the Common Stock and the exercise price of the warrant, multiplied by the number of warrant shares being exercised.

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

Note 12 — Supplemental Disclosure of Cash Flow Information and Non-Cash Activity

	Year ended December 31,
	2005	2004	2003
Cash paid for interest	—	—	69
Cash paid for income taxes	60	15	—

Note 13 — Licenses

In 1992, the Company obtained the worldwide license to manufacture and sell technology for a CCS product to individual automotive OEMs. Under the terms of the license agreement, royalties are payable based on cumulative net sales and do not require minimum payments. The Company has recorded royalty expense under this license agreement of $578, $553 and $530 in 2005, 2004 and 2003, respectively. These royalties are recorded as cost of goods sold.

Note 14 — Commitments

The Company leases its corporate offices in Dearborn, Michigan from the Ford Motor Land Development Corporation. The lease agreement, as amended, expires on March 31, 2006 and requires the Company to pay $18 per month. On April 1, 2006 the Company will relocate its corporate offices to a new leased office located in Farmington Hills, Michigan. The new lease expires in July 2011 and requires the Company to pay $19 per month. The Company leases its technical facility in Irwindale, California from Irwindale Properties LLC. The lease agreement, as amended, expires on August 31, 2006, and requires the Company to pay $25 per month. The Company also leases certain equipment under operating leases, which expire at various times through 2011. Rent expense under all of the Company’s operating leases was $735, $558 and $463 for 2005, 2004 and 2003, respectively. Future minimum lease payments under all operating leases are $479, $275, $245, $239, $240 and $148 in 2006 through 2011, respectively, and nil thereafter.

On March 28, 2001, the Company entered into the Ferrotec Agreement with Ferrotec, a related party (see Note 15). The Agreement grants to Ferrotec the exclusive right to manufacture CCS units in certain countries primarily located in the Far East (the “Territory”) for ultimate distribution by the Company to its customers within the Territory. The Territory includes China, Japan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the Agreement began April 1, 2001 and expires on April 1, 2011. The $2,000 fee paid by Ferrotec to the Company in connection with the Agreement has been recorded as a deferred manufacturing agreement liability on the condensed consolidated financial statements and is being amortized as other income on a straight-line basis over the term of the Agreement at a rate of $200 a year. Ferrotec also entered into a Subscription Agreement with the Company, whereby Ferrotec purchased 200,000 shares of unregistered Common Stock at $5.00 per share. The Company received the $2,000 and $1,000 payments under the two agreements in April 2001.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 15 — Related Party Transactions

Outsourcing of Production

The Company has outsourced production of its CCS product for its North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc. the general partner of W III H Partners, L.P. (one of the Company’s largest shareholders). In addition to the assembly labor operation, the Company purchases various components from Millennium. Purchases of labor services and components were $3,940, $3,440 and $2,295 for 2005, 2004 and 2003, respectively. The accounts payable balances due to Millennium were $463 and $456 for 2005 and 2004, respectively.

The Company purchases thermoelectric devices from and has outsourced a portion of its production to Ferrotec. With the completion of the 2003 Private Placement (Note 6), Ferrotec’s cumulative holdings are 1,200,000 shares of common stock. Purchases of labor services and components were $10,162, $8,907 and $7,071 for 2005, 2004 and 2003, respectively. The accounts payable balances due to Ferrotec were $2,638 and $948 for 2005 and 2004, respectively.

Lease of Building in Irwindale, California

The Company leases its current facility in Irwindale, California. Until December 11, 2003 this property was owned by a partnership controlled by Dr. Bell, the founder of the Company and BSST and minority interest holder of BSST. During 2003, the Company paid Dr. Bell’s partnership $192 in rent at fair market. Effective December 11, 2003, the ownership of the property was transferred to Irwindale Properties, LLC, an unrelated party.

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

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 16 — Segment Reporting (Continued)

Total assets at December 31, 2005 were $36,420 and for CCS and $1,298 for BSST. Total assets at December 31, 2004 were $15,024 for CCS and $1,269 for BSST. The table below presents information about the reported product revenues and operating income (loss) of the Company for the years ended December 31, 2005, 2004 and 2003.

	CCS	BSST	Reconciling items	As Reported
2005:
Product revenues	$35,737	$—	$—	$35,737
Operating income (loss)	8,210	(178)	(5,462)	2,570
2004:
Product revenues	$32,710	$—	$—	$32,710
Operating income (loss)	6,473	(198)	(5,489)	786
2003:
Product revenues	$29,042	$—	$—	$29,042
Operating income (loss)	3,674	(121)	(5,107)	(1,554)

BSST’s operating loss is net of reimbursement for developmental expense of $3,496, $1,656 and $1,147 for the years ended 2005, 2004 and 2003, respectively. Reconciling items include selling, general and administrative costs of $5,343, $5,414 and $5,058, respectively, and depreciation expense of $119, $75 and $52, respectively, for years ended December 31, 2005, 2004 and 2003.

Product revenue by geographic area is as follows:

	2005	2004	2003
United States	$18,584	$21,307	$22,807
Japan	10,273	7,036	4,830
Korea	2,671	2,060	1,034
Mexico	2,522	1,789	57
Canada	1,687	518	314

	$35,737	$32,710	$29,042

In 2005, three customers, two domestic (Bridgewater and Lear) and one foreign (NHK), represented 43%, 16%, and 28%, respectively, of the Company’s product revenues. In 2004, three customers, two domestic (Bridgewater and Lear) and one foreign (NHK), represented 51%, 15%, and 21%, respectively, of the Company’s product revenues. In 2003, four customers, three domestic (JCI, Bridgewater and Lear) and one foreign (NHK), represented 43%, 25%, 10% and 14%, respectively, of the Company’s product revenues.

AMERIGON INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2003	54	14	—	(13)	55
Year Ended December 31, 2004	55	4	—	—	59
Year Ended December 31, 2005	59	236	—	—	295

Allowance for Deferred Income Tax Assets
Year Ended December 31, 2003	24,926	453	(7,495)	—	17,884
Year Ended December 31, 2004	17,884	(428)	—	—	17,456
Year Ended December 31, 2005	17,456	(14,357)	—	—	3,099

Reserve for Inventory
Year Ended December 31, 2003	54	237	—	(66)	225
Year Ended December 31, 2004	225	10	—	(115)	120
Year Ended December 31, 2005	120	176	—	(11)	285

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Amerigon Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the consolidated financial position of Amerigon Incorporated and its subsidiaries at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

March 6, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGON INCORPORATED

By:	/s/ DANIEL R. COKER
DANIEL R. COKER
Chief Executive Officer

Date: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Daniel R. Coker and Barry G. Steele, or any of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Capacity	Date

/s/ DANIEL R. COKER DANIEL R. COKER	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/s/ BARRY G. STEELE BARRY G. STEELE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2006

/s/ OSCAR B. MARX III OSCAR B. MARX III	Director, Chairman of the Board	March 14, 2006

/s/ FRANCOIS J. CASTAING FRANCOIS J. CASTAING	Director	March 14, 2006

/s/ JOHN W. CLARK JOHN W. CLARK	Director	March 14, 2006

/s/ ROBERT T. HOWARD ROBERT T. HOWARD	Director	March 14, 2006

/s/ JAMES J. PAULSEN JAMES J. PAULSEN	Director	March 14, 2006