Form 10-Q
period 2006-03-31
AMERIGON INC
filed 2006-04-27
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 0 - 21810

AMERIGON INCORPORATED

(Exact name of registrant as specified in its charter)

Michigan	95-4318554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21680 Haggerty Road, Ste. 101, Northville, MI	48167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 504-0500

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

Large accelerated filer   ☐                 Accelerated filer   ☐                 Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☑

At April 27, 2006, the registrant had 18,562,975 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

(2)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash & cash equivalents	$1,956	$1,364
Short-term investments	9,075	9,975
Accounts receivable, less allowance of $252 and $295, respectively	7,844	7,891
Inventory:
Raw materials	1,924	1,894
Finished goods	1,146	818

Inventory	3,070	2,712
Deferred income tax assets	2,316	1,447
Prepaid expenses and other assets	54	7

Total current assets	24,315	23,396
Property and equipment, net	1,453	1,177
Deferred financing costs	15	16
Patent costs, net of accumulated amortization of $12 and $11, respectively	588	533
Deferred income tax assets	10,817	12,131

Total assets	$37,188	$37,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,926	$5,323
Accrued liabilities	1,758	2,227
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	6,884	7,750
Deferred manufacturing agreement – long term portion	800	850

Total liabilities	7,684	8,600
Shareholders’ equity:
Convertible Preferred Stock:
Series A – no par value; convertible; 9,000 shares authorized, 4,500 and 9,000 issued and outstanding at March 31, 2006 and December 31, 2005, respectively; liquidation preference of $5,760 and $11,520 at March 31, 2006 and December 31, 2005, respectively	4,134	8,267
Common Stock:
No par value; 30,000,000 shares authorized, 18,562,975 and 15,874,557 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	57,279	53,142
Paid-in capital	20,300	20,202
Accumulated other comprehensive income – foreign currency	(19)	—
Accumulated deficit	(52,190)	(52,958)

Total shareholders’ equity	29,504	28,653

Total liabilities and shareholders’ equity	$37,188	$37,253

See accompanying notes to the condensed consolidated financial statements.

(3)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Product revenues	$10,441	$8,957
Cost of sales	7,133	6,493

Gross margin	3,308	2,464
Operating costs and expenses:
Research and development	1,339	1,483
Research and development reimbursements	(703)	(852)

Net research and development expenses	636	631
Selling, general and administrative	1,594	1,466

Total operating costs and expenses	2,230	2,097

Operating income	1,078	367
Interest income	111	45
Other income	50	50

Earnings before income tax	1,239	462
Income tax expense	471	—

Net income	$768	$462

Basic earnings per share:
Common Stock	$0.04	$0.02

Convertible Preferred Stock	$0.04	$0.02

Diluted earnings per common share	$0.03	$0.02

Weighted average number of shares – basic
Common Stock	17,636	14,909

Convertible Preferred Stock (as converted)	3,612	5,373

Weighted average number of shares – diluted	18,261	15,592

See accompanying notes to the condensed consolidated financial statements.

(4)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities:
Net income	$768	$462
Adjustments to reconcile net income to cash provided by operating activities:
Deferred tax provision	446	—
Stock option compensation	98	—
Depreciation and amortization	76	89
Changes in operating assets and liabilities:
Accounts receivable	47	(2,297)
Inventory	(358)	253
Prepaid expenses and other assets	(47)	15
Accounts payable	(396)	1,015
Accrued liabilities	(469)	(63)

Net cash provided by operating activities	165	(526)
Investing Activities:
Purchases of short-term investments	(3,500)	(5,150)
Sales of short-term investments	4,400	4,550
Purchase of property and equipment	(401)	(60)
Patent costs	(57)	(46)

Net cash provided by (used in) investing activities	442	(706)
Financing Activities:

Proceeds from the exercise of warrants and options	4	1,429

Net cash provided by financing activities	4	1,429

Foreign currency effect	(19)	—

Net increase in cash and cash equivalents	592	197
Cash and cash equivalents at beginning of period	1,364	1,078

Cash and cash equivalents at end of period	$1,956	$1,275

See accompanying notes to condensed consolidated financial statements.

(5)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock		Paid-in Capital	Accumulated Deficit	Currency Translation Adjustment	Total
		Shares	Amount
Balance at December 31, 2005	$8,267	15,875	$53,142	$20,202	$(52,958)	$—	$28,653
Conversion of Series A Convertible Preferred shares to Common Stock	(4,133)	2,686	4,133	—	—	—	—
Exercise of Common Stock options for cash	—	2	4	—	—	—	4
Stock option compensation	—	—	—	98	—	—	98
Comprehensive income:
Currency translation	—	—	—	—	—	(19)
Net income	—	—	—	—	768	—
Total comprehensive income							749

Balance at March 31, 2006	$4,134	18,563	$57,279	$20,300	$(52,190)	$(19)	$29,504

See accompanying notes to condensed consolidated financial statements.

(6)

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops and markets proprietary, high- technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat (“CCS™”), which provides year-round comfort to passengers of automobiles by providing both heating and cooling to seat occupants. The Company has shipped 2,025,000 units of its CCS product through March 2006.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principals generally accepted in the United States of America. Operating results for the fiscal quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in our Form 10-K.

The Company’s short-term investments consist of Auction Rate Securities (“ARS”) which represent funds available for current operations. ARS are debt instruments with a long-term nominal maturity for which the interest rate is reset through a “Dutch auction” process. The Company invests in ARS that have auctions held every seven days. The Company has determined that investments in ARS should be classified as short-term investments. Prior to the second quarter of 2005, ARS were included as part of “Cash & cash equivalents” and the Company reported no short-term investments. The consolidated condensed statement of cash flows classification for the three month period ended March 31, 2005 has been revised to reflect purchases and sales of these securities as investing activities.

(7)

Note 3 – Earnings per Share

Basic earnings per common share are computed in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share”, and Emerging Issues Task Force (“EITF”) Issue 03-06 Participating Securities and the Two-Class Method under FASB Statement No. 128, by dividing income available to Common Stock by the weighted average number of shares of Common Stock outstanding. The income available to Common Stock is derived as follows:

	Three Months Ended March 31,
	(in Thousands)
	2006	2005
Net income	$768	$462
Amount allocated to participating Convertible Preferred Stock	(131)	(122)

Income available to Common Stock	$637	$340

The Company’s diluted earnings per common share gives effect to all potential shares of Common Stock outstanding during a period that are not anti-dilutive. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of Common Stock equivalents. The following summarizes the shares included in the dilutive shares as disclosed on the face of the consolidated condensed statements of operations:

	Three Months Ended March 31,
	2006	2005
Weighted average number of shares for calculation of basic EPS – Common Stock	17,636,144	14,909,098
Impact of stock options outstanding under the 1993 and 1997 Stock Option Plans	567,228	406,812
Impact of warrants outstanding for the purchase of Common Stock	57,854	276,109

Weighted average number of shares for calculation of diluted EPS	18,261,226	15,592,019

The accompanying table represents Common Stock issuable upon the exercise of certain stock options and warrants, and the Common Stock issuable upon the conversion of Series A Convertible Preferred Stock that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

(8)

Note 3 – Earnings per Share (Continued)

	Three Months Ended March 31,
	2006	2005
Stock options outstanding under the 1993 and 1997 Stock Option Plans	20,100	405,500
Shares of Common Stock issuable upon the exercise of warrants	—	404,690
Shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock	3,611,939	5,373,134

Total	3,632,039	6,183,324

The Company’s Series A Convertible Preferred Stock is a participating security, but it does not participate in a net loss.

Note 4 – Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $98,000 for the three month period ended March 31, 2006, and the Company recorded a related $12,000 deferred tax benefit.

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

(9)

Note 4 – Accounting for Stock-Based Compensation (Continued)

The application of SFAS 123R had the following effect on the reported amounts for the three month period ended March 31, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Using Previous Accounting	SFAS 123R Adjustments	As Reported
Operating income	$1,176,000	$98,000	$1,078,000
Earnings before income tax	1,337,000	98,000	1,239,000
Net income	854,000	86,000	768,000
Basic earnings per share:
Common Stock	$0.04	$—	$0.04

Convertible Preferred Stock	$0.04	$—	$0.04

Diluted earnings per common share	$0.04	$0.01	$0.03

Stock-based compensation for the three month period ended March 31, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been computed under SFAS 123R:

Three Months Ended March 31, 2005
Net income, as reported	$462
Value of stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(167)

Pro forma net income	$295

Earnings per share:
Basic – Common Stock – as reported	$0.02
Basic – Common Stock – pro forma	$0.01
Basic – Convertible Preferred Stock – as reported	$0.02
Basic – Convertible Preferred Stock – pro forma	$0.01
Diluted – as reported	$0.02
Diluted – pro forma	$0.01

(10)

Note 4 – Accounting for Stock-Based Compensation (Continued)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. We used the following assumptions for options issued in the following periods:

	Three months Ended March 31,
	2006	2005
Expected volatility	55%	68%
Expected lives	5 yrs.	5 yrs.
Risk-free interest rate	4.30%	4.48%
Expected dividend yield	none	none

Expected volatilities are based on the historical volatility of the Company’s common stock and that of an index of companies in our industry group. Since the Company has little historical data to help evaluate the expected lives of options we considered several other factors in developing this assumption including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan. The risk free interest rate is based upon quoted market yields for Unites States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends.

The following table summarizes stock option activity during the three month period ended March 31, 2006:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,481,131	$3.24
Granted	63,000	5.50
Exercised	(1,850)	2.35
Forfeited	(10,000)	5.50

Outstanding at March 31, 2006	1,532,581	$3.32	6.10	$6,880,000

Exercisable at March 31, 2006	1,288,481	$3.04	5.63	$6,151,000

The weighted-average grant-date fair value of options granted during the three month period ended March 31, 2006 and 2005 was $2.85 and $2.55 respectively. The total intrinsic value of options exercised during the three month period ended March 31, 2006 and 2005 was $6,826 and $13,300, respectively.

(11)

Note 4 – Accounting for Stock-Based Compensation (Continued)

A summary of the status of the Company’s nonvested options as of March 31, 2006, and changes during the three month period ended March 31, 2006, is presented below:

Nonvested Options	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2005	199,700	$2.86
Granted	63,000	2.85
Vested	(8,600)	2.60
Forfeited	(10,000)	$2.85

Nonvested at March 31, 2006	244,100	$2.87

As of March 31, 2006, there was $450,000 of total unrecognized compensation cost related to nonvested options granted under both of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 1.2 years. The total fair value of shares vested during the three month period ended March 31, 2006 and 2005 was $98,000 and $167,000, respectively.

Note 5 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three months ended March 31, 2006 and 2005. Asset information by reportable segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended March, 31	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2006
Product revenues	$10,441	$—	$—		$10,441
Operating income	2,731	(59)	(1,594	)(2)	1,078

2005
Product revenues	$8,957	$—	$—		$8,957
Operating income	1,841	(8)	(1,466	)(2)	367

(1)	BSST’s operating loss for the three months ended March 31, 2006 and 2005, is net of $703,000 and $852,000, respectively, of reimbursed research and development costs.

(2)	Represents selling, general and administrative costs of $1,594,000 and $1,466,000, including depreciation expense of $22,000 and $21,000, for the three months ended March 31, 2006 and 2005, respectively.

(12)

Note 5 – Segment Reporting (Continued)

Product revenues information by geographic area:

	Three Months Ended March 31,
	2006	2005
	(in Thousands)
North America	$8,029	$5,684
Asia	2,412	3,273

Total product revenues	$10,441	$8,957

Product revenues information by geographic area, as a percent of total product revenues:

	Three Months Ended March 31,
	2006	2005
North America	77%	63%
Asia	23%	37%

Total product revenues	100%	100%

Note 6 – Related Party Transactions

The Company has outsourced production of the CCS product for its North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., the general partner of W III H Partners, L.P. (one of the Company’s major shareholders). In addition to assembly labor, the Company purchases various components from Millennium. As of March 31, 2006, the components held at this supplier’s plant are reported as raw material inventory. Completed CCS systems held at the supplier’s plant before shipment to the customer are reported as finished goods inventory. For the three months ended March 31, 2006 and 2005, purchases from this supplier totaled $779,000 and $1,086,000, respectively, with an accounts payable balance of $437,000 at March 31, 2006 and $463,000 as of December 31, 2005.

In June 2003, the Company began shipping a new generation of the CCS product from a second contract manufacturer, Ferrotec Corporation (“Ferrotec”) located in Hangzhou, China. In addition, the Company purchases thermoelectric devices from Ferrotec. Ferrotec owns 1,200,000 shares of the Company’s Common Stock as of March 31, 2006. For the three months ended March 31, 2006 and 2005, purchases from this supplier totaled $3,365,000 and $1,724,000, respectively, with an accounts payable balance of $2,159,000 as of March 31, 2006 and $2,638,000 as of December 31, 2005.

(13)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of March 2006, we have shipped more than two million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 20 automobile models produced by Ford Motor Company, General Motors, Toyota Motor Corporation, Nissan, and Hyundai.

In 2003, the Company launched a newly-designed and more efficient version of its CCS that incorporates our new Micro Thermal Module™ (“MTM™” or “MTM”) technology. This new generation CCS system, which is based on the Company’s proprietary TED technology, is smaller, lighter, quieter and more versatile than its predecessor. In 2005, we began to produce MTM’s for several new automobile models which incorporate a number of improvements representing our third generation of CCS development in less than five years.

Results of Operations

First Quarter 2006 Compared with First Quarter 2005

Product Revenues. Product revenues for the three months ended March 31, 2006 (“First Quarter 2006”), were $10,441,000 compared with revenues of $8,957,000 for the three months ended March 31, 2005 (“First Quarter 2005”) representing an increase of $1,484,000, or 17%. Higher sales from new product introductions and higher average unit prices were partially offset by lower unit sales to our existing North American and Asian programs. Unit shipments increased to 144,000 units for the First Quarter 2006 compared with 130,000 units for the First Quarter 2005. In North America, three new products equipped with CCS and launched since the First Quarter 2005 included the Lincoln Zephyr, Buick Lucerne and the redesigned Cadillac Escalade. Higher average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having higher Amerigon content, including the newly launched programs, during the First Quarter 2006 compared with that of the First Quarter 2005. (Content varies between programs based upon differing customer sourcing patterns of certain components that complement the CCS system.) Lower sales on existing programs were attributable to the cancellation of the Lincoln Aviator during the second half of 2005 and lower production levels on certain other vehicles. Sales to Asian customers also decreased by $860,000 during the First Quarter 2006 compared with the First Quarter 2005 for two reasons: first, sales volume for the Infiniti M45 decreased during the First Quarter 2006 compared with the First Quarter 2005 (this model was introduced in the Unites States market during the First Quarter of 2005 on extremely strong volume and has now settled to more normal rates) and second, we had lower sales volume for the Lexus LS 430, which is due to be replaced by a new model in the middle of 2006.

Cost of Sales. Cost of sales increased to $7,133,000 in the First Quarter 2006 (68%, as a percentage of sales) from $6,493,000 in the First Quarter 2005 (72%, as a percentage of sales). This increase of $640,000, or 10%, is attributable to higher production volumes offset partially by a favorable

(14)

change in the mix of products sold, better coverage of fixed costs and by our continued cost reduction efforts.

Net Research and Development Expenses. Net research and development expenses increased slightly to $636,000 in the First Quarter 2006 from $631,000 in the First Quarter 2005. We expect that our net research and development expenses will increase in the remainder of 2006 as we increase our development activities surrounding the advanced TED technology.

We classify development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,594,000 in the First Quarter 2006 compared with $1,466,000 in the First Quarter 2005. This $128,000, or 9%, increase principally reflects stock option compensation of $98,000 recorded in conjunction with the adoption of Financial Accounting Standards Board Statement (“SFAS”) 123R Share based Payments. There was no comparable cost in the First Quarter 2005 as the SFAS had not been adopted.

Interest Income. We had interest income of $111,000 for the First Quarter 2006 compared with $45,000 for the First Quarter 2005. The increase of $66,000 resulted from higher cash reserves during the First Quarter 2006 compared with the First Quarter 2005 and higher average yields on our cash investments (see “Liquidity and Capital Resources”).

Income Tax Expense. We recorded an income tax expense totaling $471,000 representing an estimated effective tax rate of 38% for the First Quarter of 2006. This expense is primarily a deferred tax expense and will be substantially offset by our net operating loss carryforwards. No income tax expense was recorded during the First Quarter of 2005 since a valuation allowance had been fully provided against all our deferred tax assets. During the fourth quarter of 2005 we reassessed and reversed a significant amount of this valuation allowance based upon the Company’s recent earnings recorded and its improved future prospects.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	March 31, 2006	December 31, 2005
Cash and cash equivalents	$1,956	$1,364
Short-term investments	9,075	9,975

	$11,031	$11,339

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents increased by $592,000 to $1,956,000 in the First Quarter 2006. Short-term investments decreased $900,000 to $9,075,000 during the same period. Our short-term investments are comprised of Auction Rate Securities (“ARS”). ARS are pools of highly rated corporate debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. We invest in ARS that have auctions held every seven days.

Cash provided by operating activities during the First Quarter 2006 was $165,000 and was attributable to net income, net of non cash adjustments including; deferred taxes of $446,000, stock

(15)

option compensation of $98,000, depreciation and amortization of $76,000, offset partially by an increase in net operating assets and liabilities of $1,223,000. The higher net operating assets and liabilities were primarily due to higher inventory and lower accounts payable and accrued liabilities as of March 31, 2006, compared with December 31, 2005.

As of March 31, 2006 working capital was $17,431,000 and was $15,646,000 at December 31, 2005 representing an increase of $1,785,000, or 11%. This increase was due to an increase in current deferred income tax assets of $869,000, inventory of $358,000 and a decrease in accounts payable of $397,000 and accrued liabilities of $469,000. These were offset partially by a net reduction in cash and cash equivalents and short-term investments of $308,000. The Our levels of inventory and accounts payable tend to fluctuate as a result of sourcing products from China and due to long payment terms with certain suppliers. The increase in the current deferred income tax assets was due to a reclassification of a portion of our net operating losses as current assets in accordance with current estimates of taxable income over the next twelve month period. Accrued liabilities decreased due to a payment under the 2005 management incentive bonus plan.

Cash provided by investing activities was $442,000 during the First Quarter 2006, reflecting the sale of short-term investments of $4,400,000 offset by purchases of short-term investments of $3,500,000, purchases of tooling and equipment totaling $401,000 and cost of new patent application filings of $57,000.

Related Party Transactions

We have outsourced production of our CCS product for our North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., the general partner of W III H Partners, L.P. (one of our major shareholders). In addition to the assembly labor, we purchase various components from Millennium. Purchases of labor services and components were $779,000 for the First Quarter 2006.

We purchase thermoelectric devices from and have outsourced a portion of our production to Ferrotec Corporation (“Ferrotec”). Ferrotec owns 1,200,000 shares of our Common Stock as of March 31, 2006. Purchases of labor and services and components from Ferrotec were $3,365,000 for the First Quarter 2006.

Recent Accounting Pronouncements

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $98,000 for the three month period ended March 31, 2006, and the Company recorded a related $12,000 deferred tax benefit.

(16)

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2005 annual report on Form 10-K includes a description of certain critical accounting policies, including those with respect to warranty reserves, allowances for doubtful accounts, deferred tax asset valuation allowance and inventory reserves.

As discussed above, we have adopted SFAS 123R as of January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation expense based upon the fair value on the date of grant. We determine fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield, and expected life of options, in order to arrive at a fair value estimate.

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

(17)

Our borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (7.50% at March 31, 2006). As of March 31, 2006, there were no borrowings outstanding under our line of credit.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents; consequently, all of the cash equivalents shown in below are expected to mature during the next 12 months. Our short-term investments consist of ARS which have stated maturities beyond three months but are priced and traded as shot-term instruments due to the liquidity provided through the auction mechanism of seven days. The carrying value approximates fair value at March 31, 2006.

Marketable Securities	Carrying Value (in thousands)	Average Rate of Return at March 31, 2006 ( Annualized)
Cash equivalents	$1,790,000	4.11%

Short-term investments	$9,075,000	4.73%

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President & Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended March 31, 2006. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at March 31, 2006.

There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There were not material changes to the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2005. Below are the risk factors applicable to the Company:

Risks Relating to our Business

We have only one commercially successful product in one industry segment and we may not be able to commercialize and market additional products to other industries

We are currently developing advanced designs of TEDs to be used in a wide range of potential products in a number of industries, but to date we have only one commercially successful product. Although we have made significant improvements in TED technology and we believe that a number of new products have become practical at our current stage of TED advancement, additional improvements are necessary to make TED based products commercially attractive in comparison with other technologies for the major markets in which we are targeting. These advancements are dependent on many variables

(18)

including but not limited to new advanced materials becoming available and efficient and cost effective manufacturing processes for advanced TEDs and the related materials to be developed.

We have incurred substantial operating losses since our inception

Although we have reported operating income of $2,570,000 in 2005 and $786,000 in 2004, prior to that we incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of March 31, 2006, we had accumulated deficits since inception of 52,190,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At March 31, 2006, we had cash and cash equivalents of $1,956,000 and short-term investments of $9,075,000. Based on our current operating plan, we believe cash at March 31, 2006, along with the proceeds from future revenues and borrowings from our $10,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

Our ability to market our products successfully depends on acceptance of our product by original equipment manufactures and consumers

We are engaged in a lengthy development process of our advanced TEDs which involve developing prototypes for proof of concept and then adapting the basic systems to actual products produced by existing manufactures of products that may use TEDs. While we currently have active development programs with Visteon Corporation and United Technologies Corporation, no assurance can be given that our advanced TEDs will be implemented in any related products. To date, CCS is our sole commercialized product, and there is no assurance that we will be successful in marketing any additional products using TEDs.

The disruption or loss of relationships with vendors and suppliers for the components for our products could materially adversely affect our business

Our ability to manufacture and market our products successfully is dependent on relationships with both third party vendors and suppliers. We rely on various vendors and suppliers for the components of our products and procure these components through purchase orders, with no guaranteed supply arrangements. Certain components, including thermoelectric devices and the specially designed fans used in our CCS product, are only available from a limited number of suppliers. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows. Our business and operations could also be materially adversely affected by delays in deliveries from suppliers.

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

(19)

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

(20)

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

Any failure to protect our intellectual property could harm our business and competitive position

As of December 31, 2005, we owned thirteen U.S. patents and had nine U.S. patents pending and our subsidiary BSST owned eight U.S. patents, and had four U.S. patents pending and sixteen foreign patents pending. We were also licensees of three patents and joint owners with Honda Motor Co. of two U.S. patents and five Japanese patents. We also owned thirty-two foreign patents and had six foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. The first of the three licensed patents expires on November 17, 2008. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. We are aware that an unrelated party filed a patent application in Japan on March 30, 1992, with respect to technology similar to our CCS technology. This application has been rejected by the Japanese patent office in its present form, but the applicant has filed an appeal of the rejection. If a sufficiently broad patent were to be issued from this application, it could have a material adverse effect upon our intellectual property position in Japan. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties, totaling $100,000 annually, and must continue to comply with those licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

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

(21)

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

Our customers typically reserve the right unilaterally to cancel contracts or reduce prices, and the exercise of such right could reduce or eliminate any financial benefit to us anticipated from such contract

Automotive customers typically reserve the right unilaterally to cancel contracts completely or to require price reductions. Although they generally reimburse companies for actual out-of-pocket costs incurred with respect to the particular contract up to the point of cancellation, these reimbursements typically do not cover costs associated with acquiring general purpose assets such as facilities and capital equipment, and may be subject to negotiation and substantial delays in receipt by us. Any unilateral cancellation of, or price reduction with respect to, any contract that we may obtain could reduce or eliminate any financial benefits anticipated from such contract and could have a material adverse effect on our financial condition and results of operations. To date we have not experienced such a cancellation and no such costs have been reimbursed.

The third parties that contract with our subsidiary, BSST, for research and development purposes generally also reserve the right to unilaterally terminate those contracts. There can be no assurance that BSST will continue to receive the third party reimbursements it has received over the past several years.

(22)

Our success will depend in large part on retaining key personnel

Our success will depend to a large extent upon the continued contributions of key personnel in Amerigon and our research and development subsidiary, BSST. The loss of the services of Dr. Lon E. Bell, the President of BSST, would have a material adverse effect on the success of BSST.

Our success will also depend, in part, upon our ability to retain qualified engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in our business, and we may not be successful in recruiting or retaining sufficient qualified personnel.

Our reliance on outside major contractors may impair our ability to complete certain projects and manufacture products on a timely basis

We have engaged outside contractors to perform product assembly and other production functions for us. We believe that there are other outside contractors that provide services of the kind that are used by us and that we may desire to use in the future. However, no assurance can be given that any such contractors would agree to work for us on terms acceptable to us or at all. Our inability to engage outside contractors on acceptable terms or at all would impair our ability to complete any development and/or manufacturing contracts for which outside contractors’ services may be needed. Moreover, our reliance upon third party contractors for certain production functions reduces our control over the manufacture of our products and makes us dependent in part upon such third parties to deliver our products in a timely manner, with satisfactory quality controls and on a competitive basis.

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

(23)

tariffs and import and export controls, changes in governmental policies and other factors which could have an adverse effect on our business.

Risks Relating to Share Ownership

Our significant shareholders control the company

W III H Partners, L.P. (“W III H”) and Westar Capital II LLC (“Westar”) each own 2,250 shares of Series A Preferred Stock (“Convertible Preferred Stock”), which such shares are convertible into an aggregate of 2,686,566 shares of Common Stock. Combined, W III H and Westar have the right to elect a majority of our directors. W III H and Westar each have preemptive rights on future financings, so as to maintain their percentage ownership. Based upon the terms of the Convertible Preferred Stock, W III H and Westar together in the aggregate held approximately 26% of our common equity (on an as-converted basis, excluding options and warrants), as of March 31, 2006.

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

The Convertible Preferred Stock of the Company, which is outstanding, confers upon its holders the right to elect five members of the Board of Directors while the holders of Common Stock have the right to elect two members of the Board of Directors. In addition, the Convertible Preferred Stock will vote together with the shares of Common Stock on most matters submitted to shareholders. As of March 31, 2006, the holders of the Series A Convertible Preferred Stock had approximately 26% of our voting shares and, as a result of such ownership and the right to elect five members of the Board of Directors, are likely to have the ability to approve or prevent any subsequent change of control. On January 31, 2006 50% of the then outstanding Convertible Preferred Stock was converted to Common Shares at the election of their holders.

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

(24)

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

(26)

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

Date: April 27, 2006

/s/ BARRY G. STEELE
Barry G. Steele Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 27, 2006

(28)