Form 10-Q
period 2006-06-30
AMERIGON INC
filed 2006-08-02
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐ No ☑

At August 2, 2006, the registrant had 21,276,541 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

(2)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$2,076	$1,364
Short-term investments	8,425	9,975
Accounts receivable, less allowance of $325 and $295, respectively	10,130	7,891
Inventory:
Raw materials	1,209	1,894
Finished goods	1,923	818

Inventory	3,132	2,712
Deferred income tax assets	2,285	1,447
Prepaid expenses and other assets	492	7

Total current assets	26,540	23,396
Property and equipment, net	1,606	1,177
Deferred financing costs	14	16
Patent costs, net of accumulated amortization of $14 and $11, respectively	638	533
Deferred income tax assets	10,376	12,131

Total assets	$39,174	$37,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,854	$5,323
Accrued liabilities	1,888	2,227
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	7,942	7,750
Deferred manufacturing agreement – long term portion	750	850

Total liabilities	8,692	8,600
Shareholders’ equity:
Convertible Preferred Stock:
Series A – no par value; convertible; 9,000 shares authorized, 4,500 and 9,000 issued and outstanding at December 31, 2005; liquidation preference of $11,520 at December 31, 2005	—	8,267
Common Stock:
No par value; 30,000,000 shares authorized, 21,276,541 and 15,874,557 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	61,457	53,142
Paid-in capital	20,414	20,202
Accumulated other comprehensive income – foreign currency	(15)	—
Accumulated deficit	(51,374)	(52,958)

Total shareholders’ equity	30,482	28,653

Total liabilities and shareholders’ equity	$39,174	$37,253

See accompanying notes to the condensed consolidated financial statements.

(3)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Product revenues	$12,409	$8,562	$22,850	$17,519
Cost of sales	8,526	6,104	15,659	12,597

Gross margin	3,883	2,458	7,191	4,922
Operating costs and expenses:
Research and development	1,823	1,529	3,162	3,012
Research and development reimbursements	(933)	(873)	(1,636)	(1,725)

Net research and development expenses	890	656	1,526	1,287
Selling, general and administrative	1,848	1,464	3,442	2,930

Total operating costs and expenses	2,738	2,120	4,968	4,217

Operating income	1,145	338	2,223	705
Interest income	119	66	230	111
Other income	50	50	100	100

Earnings before income tax	1,314	454	2,553	916
Income tax expense	498	—	969	—

Net income	$816	$454	$1,584	$916

Basic earnings per share:
Common Stock	$0.04	$0.02	$0.07	$0.04

Convertible Preferred Stock	$0.04	$0.02	$0.07	$0.04

Diluted earnings per common share	$0.04	$0.02	$0.07	$0.04

Weighted average number of shares – basic
Common Stock	19,202	15,516	18,423	15,214

Convertible Preferred Stock (as converted)	2,052	5,373	2,828	5,373

Weighted average number of shares – diluted	20,114	16,132	19,219	15,865

See accompanying notes to the condensed consolidated financial statements.

(4)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net income	$1,584	$916
Adjustments to reconcile net income to cash provided by operating activities:
Deferred tax provision	917	—
Stock option compensation	212	—
Depreciation and amortization	233	211
Changes in operating assets and liabilities:
Accounts receivable	(2,240)	(488)
Inventory	(419)	169
Prepaid expenses and other assets	(486)	(109)
Accounts payable	531	329
Accrued liabilities	(338)	239

Net cash (used in) provided by operating activities	(6)	1,267
Investing Activities:
Purchases of short-term investments	(6,000)	(11,150)
Sales of short-term investments	7,550	9,250
Purchase of property and equipment	(757)	(159)
Patent costs	(108)	(159)

Net cash provided by (used in) investing activities	685	(2,218)
Financing Activities:
Proceeds from the exercise of warrants and options	48	1,420

Net cash provided by financing activities	48	1,420

Foreign currency effect	(15)	—

Net increase in cash and cash equivalents	712	469
Cash and cash equivalents at beginning of period	1,364	1,078

Cash and cash equivalents at end of period	$2,076	$1,547

See accompanying notes to condensed consolidated financial statements.

(5)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock			Paid-in Capital	Accumulated Deficit	Currency Translation Adjustment	Total
		Common Stock
		Shares	Amount
Balance at December 31, 2005	$8,267	15,875	$53,142	$20,202	$(52,958)	$—	$28,653
Conversion of Series A Convertible Preferred shares to Common Stock	(8,267)	5,373	8,240	—	—	—	(27)
Exercise of Common Stock options for cash	—	29	75	—	—	—	75
Stock option compensation	—	—	—	212	—	—	212
Comprehensive income:
Currency translation	—	—	—	—	—	(15)
Net income	—	—	—	—	1,584	—
Total comprehensive income							1,569

Balance at June 30, 2006	$—	21,277	$61,457	$20,414	$(51,374)	$(15)	$30,482

See accompanying notes to condensed consolidated financial statements.

(6)

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops and markets proprietary, high- technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat (“CCS™”), which provides year-round comfort to passengers of automobiles by providing both heating and cooling to seat occupants. Since 2000, the Company has shipped approximately 2,200,000 units of its CCS product through June, 2006.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in our Form 10-K.

The Company’s short-term investments consist of Auction Rate Securities (“ARS”) which represent funds available for current operations. ARS are debt instruments with a long-term nominal maturity for which the interest rate is reset through a “Dutch auction” process. The Company invests in ARS that have auctions held every seven days. The Company has determined that investments in ARS should be classified as short-term investments. Prior to the second quarter of 2005, ARS were included as part of “Cash & cash equivalents” and the Company reported no short-term investments. The consolidated condensed statement of cash flows classification for the six month period ended June 30, 2005 has been revised to reflect purchases and sales of these securities as investing activities.

(7)

Note 3 –Earnings per Share

Basic earnings per common share are computed in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share”, and Emerging Issues Task Force (“EITF”) Issue 03-06 Participating Securities and the Two-Class Method under FASB Statement No. 128, by dividing income available to each class of outstanding stock by the weighted average number of shares of stock outstanding. The income available to Common Stock is derived as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in Thousands)		(in Thousands)
Net income	$816	$454	$1,584	$916
Amount allocated to participating Convertible Preferred Stock	(79)	(117)	(211)	(239)

Income available to Common Stock	$737	$337	$1,373	$677

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average number of shares for calculation of basic EPS – Common Stock	19,201,757	15,516,020	18,423,276	15,214,235
Impact of stock options outstanding under the 1993 and 1997 Stock Option Plans	778,807	355,045	693,656	381,996
Impact of warrants outstanding for the purchase of Common Stock	133,410	261,417	102,147	268,913

Weighted average number of shares for calculation of diluted EPS	20,113,974	16,132,482	19,219,079	15,865,144

The accompanying table represents Common Stock issuable upon the exercise of certain stock options and warrants, and the Common Stock issuable upon the conversion of Series A Convertible Preferred Stock that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

(8)

Note 3 –Earnings per Share (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options outstanding under the 1993 and 1997 Stock Option Plans	18,500	415,131	22,100	408,750
Shares of Common Stock issuable upon the exercise of warrants	—	404,690	—	404,690
Shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock	2,051,828	5,373,134	2,827,574	5,373,134

Total	2,070,328	6,192,955	2,849,674	6,186,574

The Company’s Series A Convertible Preferred Stock is a participating security, but it does not participate in a net loss.

On January 31, 2006 the holders of the Series A Convertible Preferred Stock converted 4,500 of their outstanding shares to 2,686,568 Common Shares. During June 2006, the remaining outstanding 4,500 Series A Convertible Preferred Stock converted to 2,686,566 Common Shares. As a result of these conversions no Series A Convertible Preferred Stock was outstanding at June 30, 2006.

Note 4 – Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense and related deferred tax benefit was $114,000 and $13,000, respectively, for the three month period ended June 30, 2006 and $212,000 and $25,000, respectively, for the six month period then ended.

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

On May 18, 2006 the shareholders of the company approved the Amerigon Incorporated 2006 (“2006 Option Plan”) Equity Incentive Plan covering 1,800,000 shares of common stock. The 2006 Option Plan permits the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciate rights, restricted stock and restricted stock units, performance shares and certain other awards to key employees, outside directors and consultants and advisors of the company. No awards have been granted under this new plan as of June 30, 2006.

(9)

Note 4 – Accounting for Stock-Based Compensation (Continued)

The application of SFAS 123R had the following effect on the reported amounts for the three and six month periods ended June 30, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Three Months Ended June 30, 2006
	Using Previous Accounting	SFAS 123R Adjustments	As Reported
Operating income	$1,259,000	$114,000	$1,145,000
Earnings before income tax	1,428,000	114,000	1,314,000
Net income	917,000	101,000	816,000
Basic earnings per share:
Common Stock	$0.04	$—	$0.04

Convertible Preferred Stock	$0.04	$—	$0.04

Diluted earnings per common share	$0.04	$—	$0.04

	Six Months Ended June 30, 2006
	Using Previous Accounting	SFAS 123R Adjustments	As Reported
Operating income	$2,435,000	$212,000	$2,223,000
Earnings before income tax	2,765,000	212,000	2,553,000
Net income	1,771,000	187,000	1,584,000
Basic earnings per share:
Common Stock	$0.08	$0.01	$0.07

Convertible Preferred Stock	$0.08	$0.01	$0.07

Diluted earnings per common share	$0.08	$0.01	$0.07

(10)

Note 4 – Accounting for Stock-Based Compensation (Continued)

Stock-based compensation for the three and six month periods ended June 30, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been computed under SFAS 123R:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$454	$916
Value of stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(94)	(260)

Pro forma net income	$360	$656

Earnings per share:
Basic – Common Stock – as reported	$0.02	$0.04
Basic – Common Stock – pro forma	$0.02	$0.03
Basic – Convertible Preferred Stock – as reported	$0.02	$0.04
Basic – Convertible Preferred Stock – pro forma	$0.02	$0.03
Diluted – as reported	$0.02	$0.04
Diluted – pro forma	$0.02	$0.03

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

Expected volatilities are based on the historical volatility of the Company’s common stock and that of an index of companies in our industry group. Since the Company has little historical data to help evaluate the expected lives of options, we considered several other factors in developing this assumption including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan. The risk free interest rate is based upon quoted market yields for Unites States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends.

(11)

Note 4 – Accounting for Stock-Based Compensation (Continued)

The following table summarizes stock option activity during the six month period ended June 30, 2006:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,481,431	$3.24
Granted	86,000	6.09
Exercised	(28,850)	2.61
Forfeited	(10,500)	5.38

Outstanding at June 30, 2006	1,528,081	$3.40	5.79	$8,386,020

Exercisable at June 30, 2006	1,337,031	$3.14	5.53	$7,802,458

The weighted-average grant-date fair value of options granted during the six month period ended June 30, 2006 and 2005 was $3.15 and $2.52 respectively. The total intrinsic value of options exercised during the six month period ended June 30, 2006 and 2005 was $178,000 and $13,000, respectively.

A summary of the status of the Company’s nonvested options as of June 30, 2006, and changes during the six month period then ended is presented below:

Nonvested Options	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2005	199,700	$2.36
Granted	86,000	3.15
Vested	(84,650)	2.94
Forfeited	(10,000)	$2.85

Nonvested at June 30, 2006	191,050	$2.44

As of June 30, 2006, there was $426,000 of total unrecognized compensation cost related to nonvested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the six month period ended June 30, 2006 and 2005 was $212,000 and $260,000, respectively.

(12)

Note 5 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three and six months ended June 30, 2006 and 2005. Asset information by reportable segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended June, 30	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2006
Product revenues	$12,409	$—	$—		$12,409
Operating income	3,185	(192)	(1,848	)(2)	1,145
2005
Product revenues	$8,562	$—	$—		$8,562
Operating income	1,842	(40)	(1,464	)(2)	338

(1)	BSST’s operating loss for the three months ended June 30, 2006 and 2005, is net of $933,000 and $873,000, respectively, of reimbursed research and development costs.

(2)	Represents selling, general and administrative costs of $1,848,000 and $1,464,000, including depreciation expense of $43,000 and $50,000, for the three months ended June 30, 2006 and 2005, respectively.

Six Months Ended June, 30	CCS	BSST(1)	Reconciling Items		Total
	(in Thousands)
2006
Product revenues	$22,850	$—	$—		$22,850
Operating income	5,917	(252)	(3,442	)(2)	2,223
2005
Product revenues	$17,519	$—	$—		$17,519
Operating income	3,683	(48)	(2,930	)(2)	705

(1)	BSST’s operating loss for the six months ended June 30, 2006 and 2005, is net of $1,636,000 and $1,725,000, respectively, of reimbursed research and development costs.

(2)	Represents selling, general and administrative costs of $3,442,000 and $2,930,000, including depreciation expense of $66,000 and $71,000, for the six months ended June 30, 2006 and 2005, respectively.

(13)

Note 5 – Segment Reporting (Continued)

Product revenues information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in Thousands)		(in Thousands)
North America	$8,913	$4,964	$16,942	$10,648
Asia	3,496	3,598	5,908	6,871

Total product revenues	$12,409	$8,562	$22,850	$17,519

Product revenues information by geographic area, as a percent of total product revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
North America	72%	58%	74%	61%
Asia	28%	42%	26%	39%

Total product revenues	100%	100%	100%	100%

Note 6 – Related Party Transactions

The Company has outsourced production of the CCS product for its North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., the general partner of W III H Partners, L.P. (one of the Company’s major shareholders). In addition to assembly labor, the Company purchases various components from Millennium. As of June 30, 2006, the components held at this supplier’s plant are reported as raw material inventory. Completed CCS systems held at the supplier’s plant before shipment to the customer are reported as finished goods inventory. For the three and six months ended June 30, 2006, purchases from this supplier totaled $720,000 and $1,499,000, respectively, and totaled $964,000 and $2,050,000, respectively, for the three and six months ended June 30, 2005. The accounts payable balance with Millennium was of $247,000 at June 30, 2006 and $463,000 as of December 31, 2005.

In June 2003, the Company began shipping a new generation of the CCS product from a second contract manufacturer, Ferrotec Corporation (“Ferrotec”) a Japanese Company with operations located in Hangzhou, China. In addition, the Company purchases thermoelectric devices from Ferrotec. Ferrotec owns 1,200,000 shares of the Company’s Common Stock as of June 30, 2006. For the three and six months ended June 30, 2006, purchases from this supplier totaled $5,198,000 and $8,563,000, respectively, and totaled $2,217,000 and $3,941,000, respectively, for the three and six month periods ended June 30, 2005. The Company had an accounts payable balance with Ferrotec of $3,416,000 as of June 30, 2006 and $2,638,000 as of December 31, 2005.

Note 7 – New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods,

(14)

disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its results of operations or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of June 2006, we have shipped more than 2.2 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 20 automobile models produced by Ford Motor Company, General Motors, Toyota Motor Corporation, Nissan, and Hyundai.

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

Results of Operations

Second Quarter 2006 Compared with Second Quarter 2005

Product Revenues. Product revenues for the three months ended June 30, 2006 (“Second Quarter 2006”), were $12,409,000 compared with revenues of $8,562,000 for the three months ended June 30, 2005 (“Second Quarter 2005”) representing an increase of $3,847,000, or 45%. Higher sales were primarily the result of new product introductions and higher average unit prices and were partially offset by lower sales for two vehicles for which the production life ended prior to the Second Quarter 2006. Unit shipments increased to 171,000 units for the Second Quarter 2006 compared with 125,000 units for the Second Quarter 2005. In North America, new products equipped with CCS and launched since the Second Quarter 2005 included the Lincoln Zephyr, Buick Lucerne and the redesigned Cadillac Escalade and Cadillac Escalade EXT. Higher average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having higher Amerigon content, including the newly launched programs, during the Second Quarter 2006 compared with that of the Second Quarter 2005. (Content varies between programs based upon differing customer sourcing patterns of certain components that complement the CCS system.) The two vehicles which ended their production life prior to the Second Quarter 2006 were the Lincoln Aviator and Lincoln LS. No immediate replacements for these vehicles have been launched. Alternatively, we began shipping product for two vehicles currently offering CCS that were totally redesigned during the period: the Lincoln Navigator and Lexus 250L.

Cost of Sales. Cost of sales increased to $8,526,000 in the Second Quarter 2006 (69%, as a percentage of sales) from $6,104,000 in the Second Quarter 2005 (71%, as a percentage of sales). This

(15)

increase of $2,422,000, or 40%, is attributable to higher production volumes offset partially by a favorable change in the mix of products sold, better coverage of fixed costs and by our continued cost reduction efforts.

Net Research and Development Expenses. Net research and development expenses increased to $890,000 in the Second Quarter 2006 from $656,000 in the Second Quarter 2005. This increase was primarily due to increased research activities associated with our advanced TED program offset partially by higher research and development reimbursements. We expect that our net research and development expenses will increase in the remainder of 2006 as we continue to increase our development activities surrounding the advanced TED technology.

We classify development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,848,000 in the Second Quarter 2006 compared with $1,464,000 in the Second Quarter 2005. This $384,000, or 26%, increase reflects stock option compensation of $114,000 recorded in conjunction with the adoption of Financial Accounting Standards Board Statement (“SFAS”) 123R Share based Payments and higher costs associated with our program to implement rule 404 of the Sarbanes-Oxley Act. There was no comparable stock option cost in the Second Quarter 2005 as SFAS 123R had not yet been adopted.

Interest Income. We had interest income of $119,000 for the Second Quarter 2006 compared with $66,000 for the Second Quarter 2005. The increase of $53,000 resulted from higher cash reserves during the Second Quarter 2006 compared with the Second Quarter 2005 and higher average yields on our cash investments (see “Liquidity and Capital Resources”).

Income Tax Expense. We recorded an income tax expense totaling $498,000 representing an estimated effective tax rate of 38% for the Second Quarter 2006. This expense is primarily a deferred tax expense and any current income taxes payable is expected to be substantially offset by our net operating loss carryforwards. Therefore, we do not expect to have a significant cash outlay for income taxes in the current year. No income tax expense was recorded during the Second Quarter 2005 since a valuation allowance had been fully provided against all our deferred tax assets. During the fourth quarter of 2005 we reassessed and reversed a significant amount of this valuation allowance based upon the Company’s recent earnings recorded and its improved future prospects.

First Half 2006 Compared with First Half 2005

Product Revenues. Product revenues for the six months ended June 30, 2006 (“First Half 2006”), were $22,850,000 compared with revenues of $17,519,000 for the six months ended June 30, 2005 (“First Half 2005”) representing an increase of $5,331,000, or 30%. Higher sales were primarily the result of new product introductions and higher average unit prices and were partially offset by lower sales on continuing Asian programs and for two North American vehicles for which the production life ended prior to the Second Quarter 2006. Unit shipments increased to 315,000 units for the First Half 2006 compared with 255,000 units for the First Half 2005. In North America, new products equipped with CCS and launched since the First Half 2005 included the Lincoln Zephyr, Buick Lucerne and the redesigned Cadillac Escalade and Cadillac Escalade EXT. Higher average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having higher Amerigon content, including the newly launched programs, during the First Half 2006 compared with that of the First Half 2005. (Content varies between programs based upon differing customer sourcing patterns of

(16)

certain components that complement the CCS system.) The two vehicles which ended their production life during or prior to the First Half 2006 were the Lincoln Aviator and Lincoln LS. No immediate replacements for these vehicles have been launched. Alternatively, we began shipping product for two vehicles currently offering CCS that were totally redesigned during the period: the Lincoln Navigator and Lexus 250L. Sales to Asian customers decreased by $963,000 during the First Half of 2006 for two reasons: first, sales volume for the Infiniti M45 decreased during the First Half 2006 compared with the First Half 2005 since this model was introduced in the United States market during the First Quarter of 2005 on extremely strong volume and has now settled to more normal levels and second, during the First Quarter 2006 we had lower sales volume for the Lexus LS 430, which was replaced by a new model at the end of the Second Quarter 2006.

Cost of Sales. Cost of sales increased to $15,659,000 in the First Half 2006 (69%, as a percentage of sales) from $12,597,000 in the First Half 2005 (72%, as a percentage of sales). This increase of $3,062,000, or 24%, is attributable to higher production volumes offset partially by a favorable change in the mix of products sold, better coverage of fixed costs and by our continued cost reduction efforts.

Net Research and Development Expenses. Net research and development expenses increased to $1,526,000 in the First Half 2006 from $1,287,000 in the First Half 2005. This increase was primarily due to increased research activities associated with our advanced TED program and lower research and development reimbursements. We expect that our net research and development expenses will increase in the remainder of 2006 as we continue to increase our development activities surrounding the advanced TED technology.

We classify development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,442,000 in the First Half 2006 compared with $2,930,000 in the First Half 2005. This $512,000, or 17%, increase reflects stock option compensation of $212,000 recorded in conjunction with the adoption of Financial Accounting Standards Board Statement (“SFAS”) 123R Share based Payments and higher costs associated with our program to implement rule 404 of the Sarbanes-Oxley Act. There was no comparable stock option cost in the First Half 2005 as SFAS 123R had not yet been adopted.

Interest Income. We had interest income of $230,000 for the First Half 2006 compared with $111,000 for the First Half 2005. The increase of $119,000 resulted from higher cash reserves during the First Half 2006 compared with the First Half 2005 and higher average yields on our cash investments (see “Liquidity and Capital Resources”).

Income Tax Expense. We recorded an income tax expense totaling $969,000 representing an estimated effective tax rate of 38% for the First Half 2006. This expense is primarily a deferred tax expense any current income taxes payable is expected to be substantially offset by our net operating loss carryforwards. Therefore , we do not expect to have a significant cash outlay for income taxes in the current year. No income tax expense was recorded during the First Half of 2005 since a valuation allowance had been fully provided against all our deferred tax assets. During the fourth quarter of 2005 we reassessed and reversed a significant amount of this valuation allowance based upon the Company’s recent earnings recorded and its improved future prospects.

(17)

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	June 30, 2006	December 31, 2005
Cash and cash equivalents	$2,076	$1,364
Short-term investments	8,425	9,975

	$10,501	$11,339

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents increased by $712,000 to $2,076,000 in the First Half 2006. Short-term investments decreased $1,550,000 to $8,425,000 during the same period. Our short-term investments are comprised of Auction Rate Securities (“ARS”). ARS are pools of highly rated corporate debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. We invest in ARS that have auctions held every seven days.

Cash used in operating activities during the First Half 2006 was $6,000 and was attributable to net income, net of non cash adjustments including; deferred taxes of $917,000, stock option compensation of $212,000, depreciation and amortization of $233,000, offset by an increase in net operating assets and liabilities of $2,952,000. The higher net operating assets and liabilities were primarily due to higher accounts receivable, prepaid expenses and inventory and lower accrued liabilities as of June 30, 2006, compared with December 31, 2005 offset partially by higher accounts payable during that period.

As of June 30, 2006 working capital was $18,598,000 and was $15,646,000 at December 31, 2005 representing an increase of $2,952,000, or 19%. This increase was due to an increase in accounts receivable of $2,240,000, current deferred income tax assets of $838,000, inventory of $419,000, prepaid expenses and other assets of $486,000 and a decrease in accrued liabilities of $338,000. These were offset partially by a net reduction in cash and cash equivalents and short-term investments of $838,000 and an increase in accounts payable of $531,000. Accounts receivable increased as a result of the higher sales during the period as compared with that of the fourth quarter. Our levels of inventory and accounts payable tend to fluctuate as a result of sourcing products from China and due to long payment terms with certain suppliers. The increase in the current deferred income tax assets was due to a reclassification of a portion of our net operating losses as current assets in accordance with current estimates of taxable income over the next twelve month period. Accrued liabilities decreased due to a payment under the 2005 management incentive bonus plan. Our prepaid expenses and other assets increased as a result of an increase in the amount of customer reimbursable tooling for new programs under development and due to the timing of payments for our commercial insurance policies.

Cash provided by investing activities was $685,000 during the First Half 2006, reflecting the sale of short-term investments of $7,550,000 offset by purchases of short-term investments of $6,000,000, purchases of tooling and equipment totaling $757,000 and cost of new patent application filings of $108,000. Purchases of tooling and equipment for the period are primarily related to new equipment purchases related to newly launched production programs.

Related Party Transactions

We have outsourced production of our CCS product for our North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., the general partner of W III H Partners, L.P. (one of our major

(18)

shareholders). In addition to the assembly labor, we purchase various components from Millennium. Purchases of labor services and components were $1,499,000 for the First Half 2006.

We purchase thermoelectric devices from and have outsourced a portion of our production to Ferrotec Corporation (“Ferrotec”). Ferrotec owns 1,200,000 shares of our Common Stock as of June 30, 2006. Purchases of labor and services and components from Ferrotec were $8,563,000 for the First Half 2006.

Recent Accounting Pronouncements

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $212,000 for the First Half 2006 and the Company recorded a related $25,000 deferred tax benefit.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its results of operations or financial condition.

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

As discussed above, we have adopted SFAS 123R as of January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation expense based upon the fair value on the date of grant. We

(19)

determine fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield, and expected life of options, in order to arrive at a fair value estimate. We believe that the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value.

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

Our borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (8.25% at June 30, 2006). As of June 30, 2006, there were no borrowings outstanding under our line of credit.

(20)

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents; consequently, all of the cash equivalents shown in below are expected to mature during the next 12 months. Our short-term investments consist of ARS which have stated maturities beyond three months but are priced and traded as shot-term instruments due to the liquidity provided through the auction mechanism of seven days. The carrying value approximates fair value at June 30, 2006.

Marketable Securities	Carrying Value (in thousands)	Average Rate of Return at June 30, 2006 (Annualized)
Cash equivalents	$1,705,000	4.59%

Short-term investments	$8,425,000	5.57%

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President & Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended June 30, 2006. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at June 30, 2006.

There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(21)

PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2005. Below are the risk factors applicable to the Company:

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

We have incurred substantial operating losses since our inception

Although we have reported operating income of $2,570,000 in 2005 and $786,000 in 2004, prior to that we incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of June 30, 2006, we had accumulated deficits since inception of 51,374,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At June 30, 2006, we had cash and cash equivalents of $2,076,000 and short-term investments of $8,425,000. Based on our current operating plan, we believe cash at June 30, 2006, along with the proceeds from future revenues and borrowings from our $10,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

Our ability to market our products successfully depends on acceptance of our product by original equipment manufactures and consumers

We are engaged in a lengthy development process of our advanced TEDs which involves developing prototypes for proof of concept and then adapting the basic systems to actual products produced by existing manufactures of products that may use TEDs. While we currently have active development programs with Visteon Corporation and United Technologies Corporation, no assurance can be given that our advanced TEDs will be implemented in any related products. To date, CCS is our sole commercialized product, and there is no assurance that we will be successful in marketing any additional products using TEDs.

(22)

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

(23)

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

(24)

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

(25)

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

(26)

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

Our Board of Directors has the authority to issue up to 4,991,000 shares of Preferred Stock and to determine the price, rights (including conversion rights), preferences and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

(27)

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

(28)

PART II OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number		Description

3.1.1		Articles of Incorporation (1)

3.1.2		Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.2		Bylaws of the Company(1)

4.1.1		First Warrant issued to Ford Motor Company as of March 27, 2000 pursuant to the Value Participation Agreement dated March 27, 2000(2)

4.1.2		Second Warrant issued to Ford Motor Company as of March 27, 2000 pursuant to the Value Participation Agreement dated March 27, 2000 (10)

4.1.3		Third Warrant issued to Ford Motor Company as of February 4, 2004 pursuant to the Value Participation Agreement dated March 27, 2000 (10)

10.1	*	1993 Stock Option Plan(4)

10.2.1	*	Amended and Restated 1997 Stock Incentive Plan(5)

10.2.2	*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3	*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3	*	2006 Equity Incentive Plan(12)

10.4.1		Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(4)

10.4.2		Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(6)

10.5		Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(7)

10.6		Purchase Agreement dated February 12, 2002 between the Company and Special Situation Funds (includes preemption rights in favor of Special Situation Funds)(3)

10.7		Purchase Agreement dated February 12, 2002 between the Company and MicroCapital Funds (includes preemption rights in favor of MicroCapital Funds)(3)

10.8		Exchange Agreement between the Company and Big Beaver Investments LLC dated February 12, 2002 (includes preemption rights in favor of Big Beaver Investments LLC)(3)

10.9.1		Investors Rights among the Company, Big Beaver Investments LLC and Westar Capital II LLC dated June 8, 1999(8)

10.9.2		First Amendment to Investors Rights Agreement among the Company, Big Beaver Investments LLC and Westar Capital II LLC dated March 16, 2000(3)

10.10		Value Participation Agreement between the Company and Ford Motor Company dated March 27, 2000(2)

10.11.1	*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(9)

10.11.2	*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(11)

10.12	*	Employment Agreement between Dr. Lon E. Bell and BSST LLC dated May 30, 2001(9)

10.13	*	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(9)

10.14.1		Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(8)

(29)

10.14.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC (11)

10.14.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC (11)

10.15	Cross License Agreement between the Company and BSST LLC dated November 19, 2002 (10)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.

(5)	Previously filed as an exhibit to the Company’s Definitive Proxy Schedule on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders, File No. 000-21810, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 19 2006 and incorporated herein by reference.

(30)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated (Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker Chief Executive Officer (Duly Authorized Officer) Date: August 2, 2006

/s/ BARRY G. STEELE
Barry G. Steele Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: August 2, 2006

(31)