Form 10-Q
period 2006-09-30
AMERIGON INC
filed 2006-11-02
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes☑    No  ☐

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

Yes  ☐    No  ☑

At October 26, 2006, the registrant had 21,326,541 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

(2)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$1,219	$1,364
Short-term investments	9,050	9,975
Accounts receivable, less allowance of $369 and $295, respectively	11,913	7,891
Inventory:
Raw materials	919	1,894
Finished goods	4,017	818

Inventory	4,936	2,712
Deferred income tax assets	2,654	1,447
Prepaid expenses and other assets	106	7

Total current assets	29,878	23,396
Property and equipment, net	1,756	1,177
Long-term investments	659	–
Deferred financing costs	13	16
Patent costs, net of accumulated amortization of $15 and $11, respectively	784	533
Deferred income tax assets	9,486	12,131

Total assets	$42,576	$37,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,628	$5,323
Accrued liabilities	2,445	2,227
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	10,273	7,750
Deferred manufacturing agreement – long term portion	700	850

Total liabilities	10,973	8,600
Shareholders’ equity:
Convertible Preferred Stock:
Series A – no par value; convertible; 9,000 shares authorized, no shares issued and outstanding on September 30, 2006 and 9,000 shares issued and outstanding at December 31, 2005 liquidation preference of $11,520 at December 31, 2005	—	8,267
Common Stock:
No par value; 30,000,000 shares authorized, 21,324,541 and 15,874,557 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	61,572	53,142
Paid-in capital	20,519	20,202
Accumulated other comprehensive income – foreign currency	(14)	–
Accumulated deficit	(50,474)	(52,958)

Total shareholders’ equity	31,603	28,653

Total liabilities and shareholders’ equity	$42,576	$37,253

See accompanying notes to the consolidated condensed financial statements.

(3)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product revenues	$12,729	$8,256	$35,579	$25,775
Cost of sales	8,570	5,611	24,229	18,208

Gross margin	4,159	2,645	11,350	7,567
Operating costs and expenses:
Research and development	1,811	1,488	4,973	4,500
Research and development reimbursements	(815)	(858)	(2,451)	(2,583)

Net research and development expenses	996	630	2,522	1,917
Selling, general and administrative	1,869	1,267	5,311	4,197

Total operating costs and expenses	2,865	1,897	7,833	6,114

Operating income	1,294	748	3,517	1,453
Interest income	135	79	365	190
Other income	21	51	121	151

Earnings before income tax	1,450	878	4,003	1,794
Income tax expense	550	—	1,519	—

Net income	$900	$878	$2,484	$1,794

Basic earnings per share:
Common Stock	$0.04	$0.04	$0.12	$0.09

Convertible Preferred Stock		$0.04	$0.12	$0.09

Diluted earnings per common share	$0.04	$0.04	$0.11	$0.08

Weighted average number of shares – basic
Common Stock	21,282	15,691	19,387	15,375

Convertible Preferred Stock (as converted)		5,373	1,875	5,373

Weighted average number of shares – diluted	22,141	16,215	20,193	15,842

See accompanying notes to the consolidated condensed financial statements.

(4)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net income	$2,484	$1,794
Adjustments to reconcile net income to cash provided by operating activities:
Deferred tax provision	1,438	—
Stock option compensation	317	—
Depreciation and amortization	371	338
Loss on disposal of property and equipment	33	—
Changes in operating assets and liabilities:
Accounts receivable	(4,023)	(2,407)
Inventory	(2,223)	(314)
Prepaid expenses and other assets	(100)	(23)
Accounts payable	2,306	667
Accrued liabilities	217	587

Net cash provided by operating activities	820	642
Investing Activities:
Purchases of short-term investments	(11,400)	(15,200)
Sales of short-term investments	12,325	13,400
Purchase of long-term investments	(659)	—
Purchase of property and equipment	(1,129)	(193)
Proceeds from property and equipment sales	2	—
Patent costs	(255)	(154)

Net cash used in investing activities	(1,116)	(2,147)
Financing Activities:
Proceeds from the exercise of warrants and options	165	1,806

Net cash provided by financing activities	165	1,806

Foreign currency effect	(14)	—

Net increase in cash and cash equivalents	(145)	301
Cash and cash equivalents at beginning of period	1,364	1,078

Cash and cash equivalents at end of period	$1,219	$1,379

See accompanying notes to consolidated condensed financial statements.

(5)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock		Paid-in Capital	Accumulated Deficit	Currency Translation Adjustment	Total

		Shares	Amount
Balance at December 31, 2005	$8,267	15,875	$53,142	$20,202	$(52,958)	$—	$28,653
Conversion of Series A Convertible Preferred shares to Common Stock	(8,267)	5,373	8,222	—	—	—	(45)
Exercise of Common Stock options for cash	—	77	208	—	—	—	208
Stock option compensation	—	—	—	317	—	—	317
Comprehensive income:
Currency translation	—	—	—	—	—	(14)
Net income	—	—	—	—	2,484	—
Total comprehensive income							2,470

Balance at September 30, 2006	$—	21,325	$61,572	$20,519	$(50,474)	$(14)	$31,603

See accompanying notes to condensed consolidated financial statements.

(6)

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops and markets proprietary, high- technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat (“CCS™”), which provides year-round comfort to passengers of automobiles by providing both heating and cooling to seat occupants. Since 2000, the Company has shipped approximately 2,375,000 units of its CCS product through September, 2006.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in our Form 10-K.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in Thousands)		(in Thousands)
	2006	2005	2006	2005
Net income	$900	$878	$2,484	$1,794
Amount allocated to participating Convertible Preferred Stock	—	(224)	(219)	(464)

Income available to Common Stock	$900	$654	$2,265	$1,330

On January 31, 2006 the holders of the Series A Convertible Preferred Stock converted 4,500 of their outstanding shares to 2,686,568 Common Shares. During June 2006, the remaining outstanding 4,500 Series A Convertible Preferred Stock converted to 2,686,566 Common Shares. As a result of these conversions no Series A Convertible Preferred Stock was outstanding as of or during the three month period ended September 30, 2006. Accordingly no income was allocated to the Preferred Stock during this period.

The Company’s diluted earnings per common share give effect to all potential shares of Common Stock outstanding during a period that are not anti-dilutive. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of Common Stock equivalents. The following summarizes the shares included in the dilutive shares as disclosed on the face of the consolidated condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average number of shares for calculation of basic EPS – Common Stock	21,282,476	15,691,327	19,386,816	15,375,014
Impact of stock options outstanding under the 1993 and 1997 Stock Option Plans	733,544	479,771	695,427	428,715
Impact of warrants outstanding for the purchase of Common Stock	125,309	44,108	110,485	38,397

Weighted average number of shares for calculation of diluted EPS	22,141,329	16,215,206	20,192,728	15,842,126

The accompanying table represents Common Stock issuable upon the exercise of certain stock options and warrants, and Common Stock issuable upon the conversion of Series A Convertible Preferred Stock that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

(8)

Note 3 –Earnings per Share (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options outstanding under the 1993 and 1997 Stock Option Plans	18,500	318,500	22,100	399,500
Shares of Common Stock issuable upon the exercise of warrants	—	216,690	—	216,690
Shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock	—	5,373,134	1,874,692	5,373,134

Total	18,500	5,908,324	1,896,792	5,989,324

The Company’s Series A Convertible Preferred Stock was a participating security, but did not participate in a net loss.

Note 4 – Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement focuses primarily on accounting for transactions in which an entity provides stock based compensation to its employees, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all share based award grants after the effective date and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered. The Company’s stock option compensation expense and related deferred tax benefit was $105,000 and $14,000, respectively, for the three month period ended September 30, 2006 and $317,000 and $39,000, respectively, for the nine month period then ended.

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

(9)

Note 4 – Accounting for Stock-Based Compensation (Continued)

On May 18, 2006, the shareholders of the Company approved the Amerigon Incorporated 2006 Equity Incentive Plan (the “2006 Option Plan”) covering 1,800,000 shares of common stock. The 2006 Option Plan permits the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights, restricted stock and restricted stock units, performance shares and certain other awards to key employees, outside directors and consultants and advisors of the company. No awards have been granted under this new plan as of September 30, 2006.

The application of SFAS 123R had the following effect on the reported amounts for the three and nine month periods ended September 30, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Three Months Ended September 30, 2006
	Using Previous Accounting	SFAS 123R Adjustments	As Reported
Operating income	$1,399,000	$105,000	$1,294,000
Earnings before income tax	1,555,000	105,000	1,450,000
Net income	991,000	91,000	900,000
Basic earnings per share:
Common Stock	$0.05	$0.01	$0.04

Diluted earnings per common share	$0.04	$—	$0.04

	Nine Months Ended September 30, 2006
	Using Previous Accounting	SFAS 123R Adjustments	As Reported
Operating income	$3,834,000	$317,000	$3,517,000
Earnings before income tax	4,320,000	317,000	4,003,000
Net income	2,762,000	278,000	2,484,000
Basic earnings per share:
Common Stock	$0.13	$0.01	$0.12

Convertible Preferred Stock	$0.13	$0.01	$0.12

Diluted earnings per common share	$0.12	$0.01	$0.11

(10)

Note 4 – Accounting for Stock-Based Compensation (Continued)

Stock-based compensation for the three and nine month periods ended September 30, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been computed under SFAS 123R:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$878	$1,794
Value of stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(87)	(346)

Pro forma net income	$791	$1,448

Earnings per share:
Basic – Common Stock – as reported	$0.04	$0.09
Basic – Common Stock – pro forma	$0.04	$0.07
Basic – Convertible Preferred Stock – as reported	$0.04	$0.09
Basic – Convertible Preferred Stock – pro forma	$0.04	$0.07
Diluted – as reported	$0.04	$0.08
Diluted – pro forma	$0.04	$0.07

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

Expected volatilities are based on the historical volatility of the Company’s common stock and that of an index of companies in our industry group. Since the Company has little historical data to help evaluate the expected lives of options, we considered several other factors in developing this assumption including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends.

(11)

Note 4 – Accounting for Stock-Based Compensation (Continued)

The following table summarizes stock option activity during the nine month period ended September 30, 2006:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,481,431	$3.24
Granted	91,000	6.17
Exercised	(76,850)	2.73
Forfeited	(10,500)	5.38

Outstanding at September 30, 2006	1,485,081	$3.43	5.68	$7,701,000

Exercisable at September 30, 2006	1,289,031	$3.18	5.25	$7,038,000

The weighted-average grant-date fair value of options granted during the nine month period ended September 30, 2006 and 2005 was $3.20 and $2.52 respectively. The total intrinsic value of options exercised during the nine month period ended September 30, 2006 and 2005 was $425,000 and $57,000, respectively.

A summary of the status of the Company’s nonvested options as of September 30, 2006, and changes during the nine month period then ended is presented below:

Nonvested Options	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2005	199,700	$2.75
Granted	91,000	3.20
Vested	(84,650)	2.94
Forfeited	(10,000)	$2.85

Nonvested at September 30, 2006	196,050	$2.87

As of September 30, 2006, there was $340,000 of total unrecognized compensation cost related to nonvested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the nine month period ended September 30, 2006 and 2005 was $317,000 and $346,000, respectively.

(12)

Note 5 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three and nine month periods ended September 30, 2006 and 2005. Asset information by reportable segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended September, 30	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2006
Product revenues	$12,729	$—	$—		$12,729
Operating income	3,507	(344)	(1,869	)(2)	1,294
2005
Product revenues	$8,256	$—	$—		$8,256
Operating income	2,057	(42)	(1,267	)(2)	748

(1)	BSST’s operating loss for the three months ended September 30, 2006 and 2005, is net of $815,000 and $858,000, respectively, of reimbursed research and development costs.

(2)	Represents selling, general and administrative costs and includes depreciation expense of $42,000 and $30,000, for the three months ended September 30, 2006 and 2005, respectively.

Nine Months Ended September, 30	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2006
Product revenues	$35,579	$—	$—		$35,579
Operating income	9,424	(596)	(5,311	)(2)	3,517
2005
Product revenues	$25,775	$—	$—		$25,775
Operating income	5,740	(90)	(4,197	)(2)	1,453

(1)	BSST’s operating loss for the nine months ended September 30, 2006 and 2005, is net of $2,451,000 and $2,583,000, respectively, of reimbursed research and development costs.

(2)	Represents selling, general and administrative costs and includes depreciation expense of $108,000 and $106,000, for the nine months ended September 30, 2006 and 2005, respectively.

(13)

Note 5 – Segment Reporting (Continued)

Product revenues information by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in Thousands)		(in Thousands)
North America	$7,611	$5,083	$24,553	$15,731
Asia	4,585	3,173	10,493	10,044
Europe	533	—	533	—

Total product revenues	$12,729	$8,256	$35,579	$25,775

Product revenues information by geographic area, as a percent of total product revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
North America	60%	62%	69%	61%
Asia	36%	38%	29%	39%
Europe	4%	—	2%	—

Total product revenues	100%	100%	100%	100%

Note 6 – Related Party Transactions

The Company has outsourced some of the production of the CCS product for its North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., the general partner of W III H Partners, L.P (“W III H”). W III H was one of the Company’s major shareholders prior to selling its shares during the current year. In addition to assembly labor, the Company purchases various components from Millennium. The components held at this supplier’s plant are reported as raw material inventory. Completed CCS systems held at the supplier’s plant before shipment to the customer are reported as finished goods inventory. For the three and nine months ended September 30, 2006, purchases from this supplier totaled $270,000 and $1,769,000, respectively, and totaled $838,000 and $2,889,000, respectively, for the three and nine months ended September 30, 2005. The accounts payable balance with Millennium was $136,000 as of September 30, 2006 and $463,000 as of December 31, 2005.

The Company has also outsourced production of the second generation of the CCS product to a contract manufacturer, Ferrotec Corporation (“Ferrotec”), a Japanese company with operations located in Hangzhou, China. In addition, the Company purchases thermoelectric devices from Ferrotec. Ferrotec owned 600,000 shares of the Company’s Common Stock as of September 30, 2006. For the three and nine months ended September 30, 2006, purchases from this supplier totaled $6,636,000 and $14,941,000, respectively, and totaled $2,313,000 and $6,255,000, respectively, for the three and nine month periods ended September 30, 2005. The Company had an accounts payable balance with Ferrotec of $4,396,000 as of September 30, 2006 and $2,638,000 as of December 31, 2005.

(14)

Note 7 – Long-Term Investments

During 2006 the company diversified its investment portfolio and purchased $659,000 of US Government Agency Bonds. The Bonds have yields ranging from 5.0% to 5.07% and mature during the fourth quarter of 2007. The bonds have been classified as long-term investments in the accompanying Consolidated Condensed Balance Sheet as of September 30, 2006.

Note 8 – New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its results of operations or financial condition, if any.

(15)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of September 2006, we have shipped nearly 2.4 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 21 automobile models produced by Ford Motor Company, General Motors, Toyota Motor Corporation, Nissan, and Hyundai.

In 2003, the Company launched a newly-designed and more efficient version of its CCS that incorporates our new Micro Thermal Module™ (“MTM™” or “MTM”) technology. This new generation CCS system, which is based on the Company’s proprietary TED technology, is smaller, lighter, quieter and more versatile than its predecessor. Over the past year, we began producing MTM’s for several new automobile models which incorporate a number of improvements representing our third generation of CCS development in less than five years.

Results of Operations

Third Quarter 2006 Compared with Third Quarter 2005

Product Revenues. Product revenues for the three months ended September 30, 2006 (“Third Quarter 2006”), were $12,729,000 compared with revenues of $8,256,000 for the three months ended September 30, 2005 (“Third Quarter 2005”), an increase of $4,473,000, or 54%. Higher sales were primarily the result of new model introductions and higher volumes on redesigned models. These increases were partially offset by lower sales for four models for which the production life ended after the Third Quarter 2005 but prior to the Third Quarter 2006, lower average unit prices and lower volumes on existing programs. Unit shipments increased to 179,000 units for the Third Quarter 2006 compared with 113,000 units for the Third Quarter 2005. New products equipped with CCS and launched since the Third Quarter 2005 included the Lincoln MKX and the redesigned Cadillac Escalade, Cadillac Escalade ESV and Cadillac Escalade EXT. Additionally, two models, the Lincoln MKZ (f.k.a the Lincoln Zephyr) and Buick Lucerne, were introduced during the Third Quarter 2005 but did not reach full volume levels until the fourth quarter of 2005. Lower average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having lower Amerigon content during the Third Quarter 2006 compared with that of the Third Quarter 2005. Content varies between programs based upon differing customer sourcing patterns of certain components that complement the CCS system. The four vehicles which ended their production life after the Third Quarter 2005 but prior to the Third Quarter 2006 were the Cadillac Escalade ESV Platinum, Lincoln Aviator, Lincoln LS and Mercury Monterey. No immediate replacements for these models have yet been introduced by our customers. We began shipping product for two vehicles currently offering CCS that were totally redesigned since the Third Quarter 2005, the Lincoln Navigator, Ford Expedition and Lexus LS460.

Cost of Sales. Cost of sales increased to $8,570,000 in the Third Quarter 2006 (67%, as a percentage of sales) from $5,611,000 in the Third Quarter 2005 (68%, as a percentage of sales). This increase of $2,959,000, or 53%, is attributable to higher production volumes offset partially by a

(16)

favorable change in the mix of products sold, better coverage of fixed costs and by our continued cost reduction efforts.

Net Research and Development Expenses. Net research and development expenses increased to $996,000 in the Third Quarter 2006 from $630,000 in the Third Quarter 2005. This $366,000, or 58%, increase was primarily due to increased research activities associated with our advanced TED program. We expect that our net research and development expenses will increase in the remainder of 2006 as we continue to increase our development activities surrounding the advanced TED technology.

We classify development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,869,000 in the Third Quarter 2006 compared with $1,267,000 in the Third Quarter 2005. This $602,000, or 48%, increase reflects stock option compensation of $105,000 recorded in conjunction with the adoption of Financial Accounting Standards Board Statement (“SFAS”) 123R Share based Payments, higher costs associated with our program to implement Rule 404 of the Sarbanes-Oxley Act and a customer reimbursement in the Third Quarter 2005 of expenses associated with our European office. There was no such customer reimbursement in the Third Quarter 2006 and no such stock option cost in the Third Quarter 2005.

Interest Income. We had interest income of $135,000 for the Third Quarter 2006 compared with $79,000 for the Third Quarter 2005. The increase of $56,000 resulted from higher cash reserves during the Third Quarter 2006 compared with the Third Quarter 2005 and higher average yields on our cash investments (see “Liquidity and Capital Resources”).

Income Tax Expense. We recorded an income tax expense totaling $550,000 representing an estimated effective tax rate of 38% for the Third Quarter 2006. This expense is primarily a deferred tax expense, and any current income tax payable is expected to be substantially offset by our net operating loss carryforwards. Therefore, we do not expect to have a significant cash outlay for income taxes in the current year. No income tax expense was recorded during the Third Quarter 2005 since a valuation allowance had been fully provided against all our deferred tax assets. During the fourth quarter of 2005 we reassessed and reversed a significant amount of this valuation allowance based upon the Company’s recent earnings record and its improved future prospects.

Nine Months Ending September 30, 2006 Compared with Nine Months Ended September 30, 2005

Product Revenues. Product revenues for the nine months ended September 30, 2006 (“YTD 2006”), were $35,579,000 compared with revenues of $25,775,000 for the nine months ended September 30, 2005 (“YTD 2005”), an increase of $9,804,000, or 38%. Higher sales were primarily the result of new model introductions and higher average unit prices and were partially offset by lower sales for four North American models for which the production life ended prior to or during YTD 2006. Unit shipments increased to 494,000 units for YTD 2006 compared with 368,000 units for YTD 2005. New products equipped with CCS and launched since the YTD 2005 were the Lincoln MKX and the redesigned Cadillac Escalade, Cadillac Escalade ESV and Cadillac Escalade EXT. Additionally, two models, the Lincoln MKZ (f.k.a the Lincoln Zephyr) and Buick Lucerne, were introduced during the Third Quarter 2005 but did not reach full volume levels until the fourth quarter of 2005. Higher average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having higher Amerigon content, including the newly launched programs, during YTD 2006 compared with that of YTD 2005. Content varies between programs based upon differing customer

(17)

sourcing patterns of certain components that complement the CCS system. The four vehicles which ended their production life prior to or during YTD 2006 were the Cadillac Escalade ESV Platinum, Lincoln Aviator, Lincoln LS and Mercury Monterey. No immediate replacements for these models have yet been introduced by our customers. We began shipping product for two vehicles currently offering CCS that were totally redesigned during the period, the Lincoln Navigator, Ford Expedition and Lexus LS460.

Cost of Sales. Cost of sales increased to $24,229,000 in YTD 2006 (68%, as a percentage of sales) from $18,208,000 in YTD 2005 (71%, as a percentage of sales). This increase of $6,021,000, or 33%, is attributable to higher production volumes offset partially by a favorable change in the mix of products sold, better coverage of fixed costs and by our continued cost reduction efforts.

Net Research and Development Expenses. Net research and development expenses increased to $2,522,000 in YTD 2006 from $1,917,000 in YTD 2005. This $605,000, or 32%, increase was primarily due to increased research activities associated with our advanced TED program and lower research and development reimbursements. We expect that our net research and development expenses will increase in the remainder of 2006 as we continue to increase our development activities surrounding the advanced TED technology.

We classify development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5,311,000 in YTD 2006 compared with $4,197,000 in YTD 2005. This $1,114,000, or 27%, increase reflects stock option compensation of $317,000 recorded in conjunction with the adoption of Financial Accounting Standards Board Statement (“SFAS”) 123R Share based Payments and higher costs associated with our program to implement Rule 404 of the Sarbanes-Oxley Act and a customer reimbursement in the Third Quarter 2005 of expenses associated with our European office. There was no such customer reimbursement in the Third Quarter 2006 and no such stock option cost in the Third Quarter 2005.

Interest Income. We had interest income of $365,000 for YTD 2006 compared with $190,000 for YTD 2005. The increase of $175,000 resulted from higher cash reserves during YTD 2006 compared with YTD 2005 and higher average yields on our cash investments (see “Liquidity and Capital Resources”).

Income Tax Expense. We recorded an income tax expense totaling $1,519,000 representing an estimated effective tax rate of 38% for YTD 2006. This expense is primarily a deferred tax expense, and any current income tax payable is expected to be substantially offset by our net operating loss carryforwards. Therefore, we do not expect to have a significant cash outlay for income taxes in the current year. No income tax expense was recorded during YTD 2005 since a valuation allowance had been fully provided against all our deferred tax assets. During the fourth quarter of 2005 we reassessed and reversed a significant amount of this valuation allowance based upon the Company’s recent earnings record and its improved future prospects.

(18)

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	September 30, 2006	December 31, 2005
Cash and cash equivalents	$1,219,000	$1,364,000
Short-term investments	9,050,000	9,975,000

	$10,269,000	$11,339,000

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents decreased by $145,000 to $1,219,000 in YTD 2006. Short-term investments decreased $925,000 to $9,050,000 during the same period. Our short-term investments are comprised of Auction Rate Securities (“ARS”). ARS are pools of highly rated corporate debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. We invest in ARS that have auctions held every seven days.

In order to protect the yield on our investment portfolio, we purchased $659,000 of US Government Agency Bonds during YTD 2006. The Bonds have yields ranging from 5.0% to 5.07% and mature during the fourth quarter of 2007. The bonds have been classified as long-term investments in the accompanying Consolidated Condensed Balance Sheet as of September 30, 2006.

Cash provided by operating activities during YTD 2006 was $820,000 and was attributable to net income, net of non cash adjustments including; deferred taxes of $1,438,000, stock option compensation of $317,000, depreciation and amortization of $371,000, offset by an increase in net operating assets and liabilities of $3,823,000. The higher net operating assets and liabilities were primarily due to higher accounts receivable, inventory and prepaid expenses and other assets as of September 30, 2006, compared with December 31, 2005, offset partially by higher accounts payable and accrued liabilities during that period.

As of September 30, 2006 working capital was $19,605,000 and was $15,646,000 at December 31, 2005 representing an increase of $3,959,000, or 25%. This increase was due to an increase in accounts receivable of $4,023,000, current deferred income tax assets of $1,207,000, inventory of $2,223,000 and prepaid expenses and other assets of $100,000. These were offset partially by a net reduction in cash and cash equivalents and short-term investments of $1,070,000, an increase in accounts payable of $2,306,000 and an increase in accrued liabilities of $217,000. Accounts receivable increased as a result of the higher sales during the period compared with sales in the fourth quarter of 2005. Our levels of inventory and accounts payable tend to fluctuate as a result of sourcing products from China and due to long payment terms with certain suppliers. The increase in the current deferred income tax assets was due to a reclassification of a portion of our net operating losses as current assets in accordance with current estimates of taxable income over the next twelve month period.

Cash used in investing activities was $1,116,000 during YTD 2006, reflecting purchases of short-term investments of $11,400,000, purchases of tooling and equipment totaling $1,129,000, purchase of long-term investments of $659,000 and the cost of new patent application filings of $255,000 partially offset by sales of short-term investments of $12,325,000. Purchases of tooling and equipment for the period are primarily related to new equipment purchases related to newly launched production programs.

(19)

Related Party Transactions

We have outsourced production of our CCS product for our North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc., the general partner of W III H Partners, L.P. (“W III H”). W III H was one of the Company’s major shareholders prior to selling its shares during the current year. In addition to the assembly labor, we purchase various components from Millennium. Purchases of labor services and components were $1,769,000 for YTD 2006.

We purchase thermoelectric devices from and have outsourced a portion of our production to Ferrotec Corporation (“Ferrotec”). Ferrotec owns 600,000 shares of our Common Stock as of September 30, 2006. Purchases of labor and services and components from Ferrotec were $14,941,000 for YTD 2006.

Recent Accounting Pronouncements

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $317,000 for YTD 2006 and the Company recorded a related $39,000 deferred tax benefit.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its results of operations or financial condition, if any.

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

(20)

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

Borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (8.25% at September 30, 2006). As of September 30, 2006, there were no borrowings outstanding under our line of credit.

(21)

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents; consequently, all of the cash equivalents shown in the table below are expected to mature during the next 12 months. Our short-term investments consist of ARS which have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the auction mechanism of seven days. Our long-term investments consist of United States Government Agency Bonds that mature during the fourth quarter of 2007. The carrying value approximates fair value at September 30, 2006.

Marketable Securities	Carrying Value	Average Rate of Return at September 30, 2006 (Annualized)
Cash equivalents	$895,000	4.90%

Short-term investments	$9,050,000	5.16%

Long-term investments	$659,000	5.05%

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President & Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended September 30, 2006. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at September 30, 2006.

There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(22)

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

We have incurred substantial operating losses since our inception

Although we have reported operating income of $2,570,000 in 2005 and $786,000 in 2004, prior to that we incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of September 30, 2006, we had accumulated deficits since inception of $50,474,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At September 30, 2006, we had cash and cash equivalents of $1,219,000, short-term investments of $9,050,000 and long-term investments of $659,000. Based on our current operating plan, we believe cash at September 30, 2006, along with the proceeds from future revenues and borrowings from our $10,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

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

(23)

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

(24)

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

(25)

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

(26)

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

Our success will depend in large part on retaining key personnel

Our success will depend to a large extent upon the continued contributions of key personnel in Amerigon and our research and development subsidiary, BSST. The loss of the services of Dr. Lon E. Bell, the President of BSST, could have a material adverse effect on the success of BSST.

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

(27)

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

(28)

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

(29)

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

(30)

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

(31)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated (Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker Chief Executive Officer (Duly Authorized Officer)

Date: October 26, 2006

/s/ BARRY G. STEELE
Barry G. Steele Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: October 26, 2006

(32)