Form 10-K
period 2006-12-31
AMERIGON INC
filed 2007-02-20
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number 0-21810

AMERIGON INCORPORATED

(Exact name of registrant as specified in its charter)

Michigan	95-4318554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21680 Haggerty Road, Ste. 101, Northville, MI	48167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 504-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2006, was $135,943,000. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the Common Stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant. As of February 19, 2007, there were 21,337,188 issued and outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III.

AMERIGON INCORPORATED

PART I

ITEM 1.	BUSINESS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of February 2007, we have shipped more than 2.6 million units of our CCS product to customers since we first began shipping CCS units in 2000. Our CCS product is currently offered as an optional feature on 20 automobile models produced by Ford Motor Company, General Motors, Toyota Motor Corporation, Nissan, and Hyundai.

In 2003, the we launched a newly designed and more efficient version of its CCS that incorporates our new Micro Thermal Module™ (“MTM™” or “MTM”) technology. This new generation CCS system, which is based on our proprietary TED technology, is smaller, lighter, quieter and more versatile than its predecessor. In 2005 we began to produce MTM’s for several new automobile models which incorporate a number of new improvements representing our third generation of CCS development in less than five years. Several new models offering the latest generation MTM began production during 2006. Additionally, during 2006 we began to produce products that combine the original design structure of the CCS with the improvements of the latest MTM. We call this new design CCS II.

Corporate Information

We were incorporated in 1991 and originally focused our efforts on developing electric vehicles and high technology automotive systems. Because the electric vehicle market did not develop as anticipated, we have focused our efforts on advanced TED technologies and applications including our CCS product which is our only commercial product at the present time. We are presently working on developing products that utilize our proprietary TED technology in non-CCS applications

We are incorporated under the laws of the State of Michigan. Our internet website address is www.amerigon.com. Our annual or transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission.

Business Strategy

Our strategy is to become the leading provider of TED based products through strategic partnerships based upon existing relationships with automobile manufacturers and market leaders in other industries and their suppliers. Our strategy includes the following key elements:

•	Developing TED based products in partnership with capable sectoral partners using our proprietary developed, highly efficient TEDs through our subsidiary, BSST LLC (“BSST”);

•	Further improve the efficiency of our TED systems on a proprietary basis thorough continued research and development;

•	Enter into new markets with our existing and future TED proprietary technology;

•	Continuing to encourage automobile manufacturers to specify that their seat suppliers offer our CCS product;

•	Working with first tier seat suppliers to offer our product to their customers;

•	Continuing to improve our CCS technology for performance, efficiency and packageability;

•	Increasing global penetration with automotive companies; and

•	Continuing to expand our intellectual property.

Products

Thermoelectric device (TED)

Our current and future planned products are based upon our internally developed advanced TED technology. A TED is a solid state circuit that has the capability to produce both a hot and cold thermal condition. This is known as the Peltier effect. The advantages of advanced TEDs over conventional compressed gas systems is that they are environmentally friendly, less complex as they have no moving parts, are compact and light weight. Traditional TEDs are not widely utilized in the global product marketplace because they are inherently inefficient. Through our BSST subsidiary we have worked for the past six years developing innovations that improve TED efficiency. We currently hold nine U.S. patents related to these innovations and have eleven additional U.S. patents pending. Our progress to date has been to improve TED efficiency by an approximate factor of two. We believe that an improvement factor of four is required for a number of practical commercial applications. This improvement is likely to require the development of advanced materials and manufacturing processes to produce those materials in sufficient quantities. Advanced TED materials are currently being researched by concerns other than us. There can be no assurance as to when these materials will become available, if at all, or whether practical manufacturing processes can be developed for such materials.

TEDs also have a capability known as the Seebeck effect that is reciprocal to the Peltier effect. In this process thermal energy such as the waste heat from an automobile exhaust, can be converted into electrical power. As with the Peltier effect, traditionally designed TEDs lack the efficiency for practical application. Our research and development efforts seek to improve the TED efficiency of this process.

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

Since each vehicle model’s seats are different, we must tailor the CCS components to meet each seat design. Since we first began to develop the CCS in the late 1990’s, we have supplied prototype seats containing our CCS product to virtually every major automobile manufacturer and seat supplier. If a manufacturer wishes to integrate our CCS product into a seat, it provides us with automotive seats to be modified so that we can install a unit in a prototype. The seat is then returned to the manufacturer for evaluation and testing. If a manufacturer accepts our CCS product, a program can then be launched for a particular model on a production basis, but it normally takes two to three years from the time a manufacturer decides to include our CCS product in a vehicle model to actual volume production for that vehicle. During this process, we derive minimal funding from prototype sales but generally obtain no significant revenue until mass production begins. We have active development programs on many vehicle platforms, although we cannot be certain that our CCS product will be implemented on any of these vehicles.

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

We are constructing test systems to demonstrate performance and to develop a comprehensive knowledge of the technology as applied to various potential large market sectors beyond automotive seating, including other automotive applications, stationary temperature management, aerospace and defense, customer comfort, waste heat harvesting and primary power generation. Our objective is for our unique technology to occupy an important place in the value chain of a new class of solid state energy conversion systems that replace existing electromechanical devices in the above mentioned applications.

In 2004, BSST signed an agreement with Carrier Corporation, a subsidiary of United Technologies Corporation (“UTC”), and United Technologies Research Center, the Central research unit of UTC (collectively Carrier-UTRC), to explore the specific application of thermoelectrics to heating, refrigeration and air conditioning systems for residential, commercial and aerospace applications. Under the terms of the development agreement, Carrier-UTRC will endeavor to apply the high efficiency and environmentally friendly thermoelectric device technology developed by BSST to its own capabilities in residential and commercial heating and air conditioning systems, commercial drying and cooking devices, and aerospace systems.

In 2005, BSST successfully completed the first phase of its Automotive Waste Heat Recovery Program and as a result was awarded a Phase 2 Program by the U.S. Department of Energy (“DOE”). BSST leads a development team that includes Visteon Corporation, BMW of North America, Marlow Industries, the DOE’s

National Renewable Energy Laboratory and Jet Propulsion Laboratory/California Institute of Technology. The objective of this four phase program is to demonstrate a viable thermoelectric-based vehicle waste heat recovery and power generation system that will improve the efficiency of vehicles powered by internal combustion engines. In the first phase of the program, successfully concluded in June 2005, the team established a vehicle system architecture for a BMW’s series 5 engine and conducted a comprehensive analysis to determine the technical and commercial viability of its power generation concept. In the second phase the team is building and testing prototype key elements of the system including a thermoelectric power generator. Seventy five percent of the total cost of this program is paid for with Federal funds, while selected project team members, including BSST, will bear the remaining cost. Up to $4.7 million in Federal funds could be contributed to the project over its projected four year life. However, the actual amount contributed may be less, as the funding provisions supporting this program require the DOE to approve and release funds only on a phase-by-phase basis, according to project progress and revisions made in the scope of the project. In addition, funds must be made available through the annual Federal budget process each year before any funding release can be made.

The net amounts spent for research and development activities in 2006, 2005 and 2004 were $3,367,000, $2,633,000 and $2,226,000, respectively. Because of changing levels of research and development activity, our research and development expenses fluctuate from period to period. Also included in research and development are expenses associated with BSST of $930,000, $178,000 and $198,000 for 2006, 2005 and 2004, respectively. BSST’s expenses are net of reimbursement for customer funded research and development of $3,331,000, $3,496,000 and $1,656,000 for 2006, 2005 and 2004, respectively.

Marketing, Customers and Sales

We are a second-tier supplier to automobile and truck manufacturers. As such, we focus our marketing efforts on automobile and truck manufacturers and their first-tier suppliers. We have not and do not expect to market directly to consumers. For CCS products, our strategy has been to convince the major automobile companies that our CCS product is an attractive feature that will meet with consumer acceptance and has favorable economics, including high profitability, to the manufacturers. If convinced, the manufacturers then direct us to work with their seat supplier to incorporate our CCS product into future seat designs who then become our direct customers. These customers include Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Lear Corporation (“Lear”), Johnson Controls, Inc. (“JCI”), Marubeni Vehicle Corporation and Intier Automotive. We also sell directly to one automotive manufacturer, Hyundai. We also market directly to these and other major domestic and foreign automotive seat suppliers. The number of CCS products we sell is affected by the levels of new vehicle sales and the general business conditions in the automotive industry.

For our most recent fiscal year, our revenues from sales to our three largest customers, Lear, Bridgewater, and NHK, were $17,937,000, $14,590,000, and $13,954,000, representing 35%, 29%, and 28% of total revenues, respectively. The loss of any one of these customers is likely to have a material adverse impact on our business.

Replacing the traditional seat heater, our CCS product is offered as an optional feature on the following vehicle models:

Manufacturer	Model	CCS Style	Year Launched(1)
Ford Motor Company	Lincoln MKZ	MTM	2005
	Lincoln MKX(3)	MTM	2006
	Lincoln Navigator(3)	MTM	1999
	Ford Expedition	CCS	2002

General Motors	Cadillac Escalade	MTM	2006
	Cadillac Escalade ESV(3)	MTM	2006
	Cadillac Escalade EXT	MTM	2006
	Cadillac DTS(3)	MTM	2003
	Cadillac XLR	CCS	2003
	Buick Lucerne	MTM	2005

Toyota Motor Corporation	Lexus LS 460(2)(3)	CCS II	2000
	Toyota Celsior(4)	CCS II	2000
	Toyota Century(4)	CCS	2005

Nissan	Infiniti M35	CCS	2005
	Infiniti M45	CCS	2004
	Nissan Fuga(4)	CCS	2005
	Infiniti Q45	CCS	2002
	Nissan Cima(4)	CCS	2002

Hyundai	Equus(2)(4)	CCS	2003

Land Rover	Range Rover	MTM	2006

(1)	Represents year current model or predecessor model first offered CCS as an option.
(2)	Vehicle is equipped with CCS in both front and rear seat positions.
(3)	Model is a redesigned successor to a model which previously offered CCS as an option.
(4)	Vehicle is produced for the Asian market only.

Our product revenues for each of the past three years were divided among original equipment manufacturers automotive (“OEMs”) as follows:

Manufacturer	2006	2005	2004
General Motors	42%	32%	28%
Ford Motor Company	24	31	44
Nissan	11	21	7
Toyota Motor Corporation	17	8	15
Hyundai	4	8	6
Land Rover	2	—	—

Total	100%	100%	100%

In November 2003, we formed our wholly owned subsidiary, Amerigon Asia Pacific, Inc., a Japanese company (“Amerigon Asia Pacific”), to provide administrative support and engineering activities related to our customers based in Japan.

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

Our ability to manufacture and market our products successfully is dependent on relationships with third party suppliers, especially those contract manufacturers described above. We rely on various vendors and suppliers for the components of our products and procure these components through purchase orders, with no guaranteed supply arrangements. Certain components, including TEDs, are only available from a limited number of suppliers in the world. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows. Our business and operations could also be materially adversely affected by delays in deliveries from our suppliers.

Proprietary Rights and Patents

We have adopted a policy of seeking to obtain, where practical, the exclusive rights to use technology related to our products through patents or licenses for proprietary technologies or processes. In addition to our efforts to apply for patents for our own internally developed devices and processes, we have historically acquired developed technologies through licenses and joint development contracts in order to optimize our expenditure of capital and time, and sought to adapt and commercialize such technologies in automotive products, which were suitable for mass production. We also developed technologies or furthered the development of acquired technologies through internal research and development efforts by our engineers.

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

We believe that potential competitors are working to develop systems for both active heating and cooling of automotive car seats. Previously, our competition was limited to companies that supplied heated-only seats or a product that circulates ambient air through a seat without active cooling. In addition, certain vehicle manufacturers have, for some time, offered options on certain models that combine heated seats with circulation of ambient air. It is possible that our competitors will be able to expand or modify their current products to more directly compete with our CCS system.

Financial Information About Industry Segments and Geographic Areas

Our business segment and geographic areas information is incorporated herein by reference from Note 16 of our consolidated financial statements and related financial information indexed on page F-1 of this report.

Employees

As of December 31, 2006, Amerigon and its subsidiaries employed a total of 59 individuals, including 17 at BSST and four at Amerigon Asia Pacific. Amerigon also has retained the services of five outside contractors. None of our employees is subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

ITEM 1A.	RISK FACTORS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this section, “Item 1 Business,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other places in this Report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could cause such results to differ materially from those described in the forward-looking statements include those set forth below.

Risk Factors

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

We have incurred substantial operating losses since our inception

Although we have reported operating income during the past three years, prior to that we incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in

2002, and $7,537,000 in 2001. As of December 31, 2006, we had accumulated deficits since inception of $49,444,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At December 31, 2006, we had cash and cash equivalents of $2,440,000 and short-term investments of $12,076,000. Based on our current operating plan, we believe cash at December 31, 2006, along with the proceeds from future revenues and borrowings from our $10,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

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

The disruption or loss of relationships with vendors and suppliers for the components for our products could materially adversely affect our business

Our ability to market and manufacture and market our products successfully is dependent on relationships with both third party vendors and suppliers. We rely on various vendors and suppliers for the components of our products and procure these components through purchase orders, with no guaranteed supply arrangements. Certain components, including thermoelectric devices and the specially designed fans used in our CCS product, are only available from a limited number of suppliers. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows. Our business and operations could also be materially adversely affected by delays in deliveries from suppliers.

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

Automobile manufacturers demand on-time delivery of quality products, and some have required the payment of substantial financial penalties for failure to deliver components to their plants on a timely basis. Such penalties, as well as costs to avoid them, such as overtime costs and overnight air freighting of parts that normally are shipped by other less expensive means of transportation, could have a material adverse effect on our business and financial condition. Moreover, the inability to meet demand for our products on a timely basis would materially adversely affect our reputation and future commercial prospects.

We may not be able to persuade potential customers of the merits of our products and justify their costs to increase our sales

Because of the sophisticated nature and early stage of development of our products, we have been, and will continue to be, required to educate potential customers and demonstrate that the merits of our products justify the costs associated with such products. We have relied on, and will continue to rely on, automobile manufacturers and manufacturers in other industries and their dealer networks to market our products. The success of any such relationship will depend in part on the other party’s own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and/or marketed by any such party. There can be no assurance that we will be able to continue to market our products successfully so as to generate meaningful product sales increases or to continue at existing sales volumes.

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

The automotive industry is subject to intense competition and our current products may be rendered obsolete by future technological developments in the industry

The automotive component industry is subject to intense competition. Virtually all of our competitors are substantially larger in size, have substantially greater financial, marketing and other resources, and have more extensive experience and records of successful operations than we do. Competitors are promoting new products that may compete with our CCS product. Additionally, heat only devices are readily available from our competitors at relatively low prices. Competition extends to attracting and retaining qualified technical and marketing personnel. There can be no assurance that we will successfully differentiate our products from those of our competitors, that the marketplace will consider our current or proposed products to be superior or even comparable to those of our competitors, or that we can succeed in establishing new or maintaining existing relationships with automobile manufacturers. Furthermore, no assurance can be given that competitive pressures we face will not adversely affect our financial performance.

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

Any failure to protect our intellectual property could harm our business and competitive position

As of December 31, 2006, we owned fifteen U.S. patents and had twenty-five U.S. patents pending and our subsidiary BSST owned nine U.S. patents, one foreign patent and had eleven U.S. patents pending and thirty-two foreign patents pending. We were also licensees of three patents and joint owners with Honda Motor Co. of two U.S. patents and five Japanese patents. We also owned thirty-eight foreign patents and had twelve foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. The first of the three licensed patents expires on November 17, 2008. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties, totaling $100,000 annually, and must continue to comply with those licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

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

Our products may conflict with patents that have been or may be granted to competitors or others

Other persons could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of our products for allegedly conflicting with patents held by them. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on our business. In addition, if we become involved in litigation, it could consume a substantial portion of our time and resources. We have not, however, received any notice that our products materially infringe on the proprietary rights of third parties.

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

Our customers typically reserve the right unilaterally to cancel contracts or reduce prices, and the exercise of such right could reduce or eliminate any financial benefit to us anticipated from such contract

Automotive customers typically reserve the right unilaterally to cancel contracts completely or to require price reductions. Although they generally reimburse companies for actual out-of-pocket costs incurred with respect to the particular contract up to the point of cancellation, these reimbursements typically do not cover costs associated with acquiring general purpose assets such as facilities and capital equipment, and may be subject to negotiation and substantial delays in receipt by us. Any unilateral cancellation of, or price reduction with respect to any contract that we may obtain could reduce or eliminate any financial benefits anticipated from such contract and could have a material adverse effect on our financial condition and results of operations. To date, we have not experienced such a cancellation and no such costs have been incurred.

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

Our business exposes us to potential product liability risks

Our business exposes us to potential product liability risks which are inherent in the manufacturing, marketing and sale of automotive components. In particular, there are substantial warranty and liability risks associated with our products. If available, product liability insurance generally is expensive. While we presently have product liability coverage at amounts we currently consider adequate, there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms with respect to other products we may develop, or that any insurance will provide adequate protection against any potential liabilities. In the event of a successful claim against us, a lack or insufficiency of insurance coverage could have a material adverse effect on our business and operations.

Because many of the largest automotive manufacturers are located in foreign countries, our business is subject to the risks associated with foreign sales

Many of the world’s largest automotive manufacturers are located in foreign countries. Accordingly, our business is subject to many of the risks of international operations, including governmental controls, tariff restrictions, foreign currency fluctuations and currency control regulations. However, historically, substantially all of our sales to foreign countries have been denominated in U.S. dollars. As such, our historical net exposure to foreign currency fluctuations has not been material. No assurance can be given that future contracts will be denominated in U.S. dollars or that existing contracts will be honored by our suppliers or customers.

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

Delisting from an active trading market may adversely affect the liquidity and trading price of our Common Stock

Although our Common Stock is quoted on The Nasdaq Stock Market, there can be no assurance that we now, or in the future will be able to, meet all requirements for continued quotation thereon. If we fail to meet Nasdaq’s requirements on an ongoing basis, our Common Stock would likely be delisted from The Nasdaq StockMarket. In the absence of an active trading market or if our Common Stock cannot be traded on The Nasdaq Stock Market, our Common Stock could instead be traded on secondary markets, such as the OTC Bulletin Board. In such event, the liquidity and trading price of our Common Stock in the secondary market may be adversely affected. In addition, if our Common Stock is delisted, broker-dealers have certain regulatory burdens imposed on them which may discourage broker-dealers from effecting transactions in our Common Stock, further limiting the liquidity thereof.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate headquarters of approximately 12,100 square feet in Farmington Hills, Michigan (although located in Farmington Hills, such property has a Northville, Michigan mailing address) and we lease research and development facilities of approximately 33,000 square feet in Irwindale, California. Our Michigan lease expires August 31, 2011, and the California lease expires March 31, 2016. We have the right to terminate the California lease on March 31, 2011 and September 30, 2013. The current monthly rent of the Michigan lease, including rent and operating expense allocations, is approximately $20,000. The current monthly rent of the California lease, including rent, property taxes and insurance, is approximately $36,000. We also lease office space in Japan, which costs approximately $4,000 per month. We believe that these facilities are adequate and suitable for their present requirements.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, but there is no current material pending litigation to which we are a party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of the Company was called on October 16, 2006 to consider and act on a proposal to amend the Company’s Articles of Incorporation to reorganize the Board of Directors into three classes with staggered terms ending on the first, second and third succeeding Annual Meetings of Shareholders of the Company that follow the 2007 Annual Meeting of Shareholders. A quorum of the Company’s shareholders was not present at the proposed meeting; consequently, no action was taken.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Stock Market under the symbol ARGN. The following table sets forth the high and low sale prices for our common stock as reported on The Nasdaq Stock Market for each quarterly period from January 1, 2005 through December 31, 2006.

2005	High	Low
1st Quarter.	$4.92	$3.35
2nd Quarter	4.25	3.50
3rd Quarter	6.37	3.00
4th Quarter	6.30	4.86
2006
1st Quarter.	$7.92	$4.62
2nd Quarter	9.60	7.00
3rd Quarter	9.00	6.22
4th Quarter	10.50	8.16

As of February 7, 2007, there were approximately 2,861 holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). We have not paid any cash dividends since formation and we do not expect to pay any cash dividends in the foreseeable future. During 2006, including during the fourth quarter of 2006, we did not repurchase any shares of our common stock. We have not sold any securities during the past three years which were not registered under the Securities Act.

For details concerning securities authorized for issuance under our equity compensation plans, see Item 12 of this Report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from our audited financial statements, some of which appear under Item 15 of this Report. This selected financial data might not be a good indicator of our expected results for fiscal 2007. You should read the selected financial data together with the financial statements and notes to financial statements from which this information is derived and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report.

	Year Ended December 31,
	(In thousands except per share data)
	2006	2005	2004	2003	2002
Product revenues	$50,609	$35,737	$32,710	$29,042	$15,271
Operating income (loss)	5,513	2,570	786	(1,554)	(6,168)
Net income (loss)(1)	3,514	16,549	1,059	(1,415)	(6,306)
Basic earnings (loss) per share:
Common Stock	0.17	0.79	0.06	(0.12)	(0.64)
Convertible Preferred Stock	0.17	0.79	0.06	—	—
Diluted earnings (loss) per share	0.16	0.76	0.05	(0.12)	(0.64)
Accumulated deficit	(49,444)	(52,958)	(69,507)	(70,566)	(69,151)

	As of December 31,
	(In thousands)
	2006	2005	2004	2003	2002
Working capital(2)	$23,765	$15,646	$9,571	$4,122	$1,216
Total assets	42,396	37,253	16,293	11,234	9,179
Long term obligations	650	850	1,050	1,250	1,450

(1)	Net income for the year ended December 31, 2005 reflects a reduction in the valuation allowance relating to the Company’s Federal Net Operating Loss (NOL) carryforwards resulting in an income tax benefit of $13,495. See Note 4 to the Consolidated Financial Statements under Item 15 for a more detailed explanation.
(2)	Represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this report. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Forward-Looking Statements” in Item 1A of this report.

Overview

We design, develop and market proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers. In 2006, we completed our eighth full year of producing and selling our Climate Control Seat™ (“CCS™”) product, which provides year-round comfort by providing both active heating and cooling to seat occupants. Since we started commercial production, we have shipped more than 2,600,000 units of our CCS product to several customers: Bridgewater, NHK, Lear, JCI, Marubeni Vehicle Corporation, Intier Automotive. These customers in turn sell our product, as a component of an entire seat or seating system, to automobiles manufactured by the Ford Motor Company, General Motors, Toyota Motor Corporation, Nissan. We also sell directly to Hyundai.

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

Warranty Costs

We do not offer our customers explicit warranty terms, however, we do honor warranty claims for defective products. We have secured errors and omissions insurance which provides certain coverage for defects in our product designs; however, we do not maintain a product recall insurance policy. Provision for estimated future cost of warranty for product delivered is recorded when revenue is recognized. While we believe our warranty reserve is adequate and that the judgment applied is appropriate, such estimates could differ materially from what will actually transpire in the future. The warranty policy is reviewed by management annually. Based on historical information available to the Company and claims filed to date, which have been minimal to date, the warranty accrual is periodically adjusted to reflect management’s best estimate of future claims.

Income Taxes

Our income taxes are determined under guidelines prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method specified by SFAS 109, our deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and State tax rates. A valuation allowance is provided for a portion of our net deferred tax assets when we consider it more likely than not that the asset will not be realized. Prior to 2005 a full valuation allowance was provided against the net deferred tax asset. Our deferred tax assets are largely comprised of net operating losses (“NOLs”) generated during our development period. We have now been profitable for the past three years and expect to be profitable in the future. As such, we have concluded that it is more likely than not that we will realize all or a portion of our net deferred tax assets and reversed a portion of the valuation allowance during the fourth quarter of 2005. We recorded a benefit for income taxes in 2005 as a result of this reversal totaling $14,357,000. At December 31, 2006 and 2005, a valuation allowance has been provided for an estimated portion of our NOL’s generated prior to a 1999 change in control, as defined by the internal revenue code, which limits our ability to utilize those NOL’s. At our current rate of taxable income, we expect to utilize the NOLs not subject to this limitation over the next three years. If future annual taxable income were to be significantly less then current and projected levels, there is a risk that some of our NOLs not subject to the 1999 change in control limitation would expire. We do not expect significant differences between our taxable income and our book earnings before income taxes.

Stock Based Compensation

During 2006 we have adopted Statement of Financial Accounting Standard 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation expense based upon the fair value on the date of grant. We determine fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield, and expected life of options, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of the Company’s common stock and that of an index of companies in our industry group. Since the Company has little historical data to help evaluate the expected lives of options, we considered several other factors in developing this assumption including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. We believe that the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value.

Patents

Our business strategy largely centers on designing products based upon internally developed and licensed technology. When possible we protect these technologies with patents. We capitalize the costs of developing and filing new patent applications. These costs consist of legal and filing fees. These costs are then amortized on a straight-line basis over their estimated economic useful life which is generally 17 years. We periodically review the recoverability and remaining life of our capitalized patents based upon market conditions, competitive technologies and our projected business plans. Changes in these conditions could materially impact the carrying value for our capitalized patents.

Results of Operations Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Product Revenues.    Product revenues for 2006 were $50,609,000 compared with revenues of $35,737,000 for 2005, an increase of $14,872,000, or 42%. Higher sales were primarily the result of new model introductions partially offset by lower sales for four models for which the production life ended prior to or during 2006. Unit shipments increased to 718,000 for 2006 compared with 503,000 units for 2005. New products equipped with CCS and launched since the 2005 were the Lincoln MKX, Land Rover’s Range Rover and the redesigned Cadillac Escalade, Cadillac Escalade ESV and Cadillac Escalade EXT. Additionally, two models, the Lincoln MKZ (f.k.a the Lincoln Zephyr) and Buick Lucerne, were introduced during the Third Quarter 2005 but did not reach full volume levels until the fourth quarter of 2005. The four vehicles which ended their production life prior to or during 2006 were the Cadillac Escalade ESV Platinum, Lincoln Aviator, Lincoln LS and Mercury Monterey. No immediate replacements for these models have yet been introduced by our customers. We began shipping product for three vehicles currently offering CCS that were totally redesigned during the period, the Lincoln Navigator, Ford Expedition and Lexus LS460.

Cost of Sales.    Cost of sales increased to $34,109,000 in 2006 (67%, as a percentage of sales) from $25,072,000 in 2005 (70%, as a percentage of sales). This increase of $9,037,000, or 36%, is attributable to higher production volumes offset partially by a favorable change in the mix of products sold, better coverage of fixed costs and by our continued cost reduction efforts.

Net Research and Development Expenses.    Net research and development expenses increased to $3,367,000 in 2006 from $2,633,000 in 2005. This $734,000, or 28%, increase was primarily due to increased research activities associated with our advanced TED program and lower research and development reimbursements. We expect that our net research and development expenses will continue to increase in 2007 as we continue to increase our development activities surrounding the advanced TED technology.

We classify development and prototype costs and related reimbursements in research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $7,620,000 in 2006 compared with $5,462,000 in 2005. This $2,158,000, or 40%, increase reflects stock option compensation of $822,000 recorded in conjunction with the adoption of Financial Accounting Standards Board Statement (“SFAS”) 123R Share based Payments, and higher costs associated with our program to implement Rule 404 of the Sarbanes-Oxley Act, higher costs for an increase in marketing activities during the year and a customer reimbursement in 2005 of expenses associated with our European office. There was no such customer reimbursement in 2006 and no such stock option cost in 2005.

Interest Income.    We had interest income of $523,000 for 2006 compared with $283,000 for 2005. The increase of $240,000 resulted from higher cash reserves during 2006 compared with 2005 and higher average yields on our cash investments (see “Liquidity and Capital Resources”).

Income Tax Expense.    We recorded an income tax expense totaling $2,693,000 representing an effective tax rate of 43% for YTD 2006. This expense is primarily a deferred tax expense; our current income tax payable is only $181,000. At the end of 2006 our remaining available Federal NOL’s totaled $25,925,000. As a result we do not expect to have a significant cash outlay for income taxes for the next two to three years. No income tax expense was recorded during YTD 2005 since a valuation allowance had been fully provided against all our deferred tax assets. During the fourth quarter of 2005 we reassessed and reversed a significant amount of the valuation allowance based upon the Company’s recent earnings record and its improved future prospects. During the year ended December 31, 2006, the Company reduced its deferred tax assets related to state net operating losses in order to reflect these assets at their proper carrying amount. The effect of this matter increased income tax expense by approximately $215,000 and our effective income tax rate by approximately 3.5% for the year ended December 31, 2006.

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

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	December 31, 2006	December 31, 2005
	(in Thousands)
Cash and cash equivalents	$2,440	$1,364
Short-term investments	12,076	9,975

	$14,516	$11,339

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents increased by $1,076,000 to $2,440,000 in 2006. Short-term investments increased $2,101,000 to $12,076,000 during the same period. We classify our investments in Auction Rate Securities (“ARS”) as short-term investments. ARS are pools of highly rated corporate debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. We invest in ARS that have auctions held every seven days.

In order to protect the yield on our investment portfolio, we purchased $901,000 of US Government Agency Bonds during 2006. The bonds have yields ranging from 5.0% to 5.07% and mature during the first and fourth quarters of 2007. The bonds have been classified as short-term investments in the accompanying Consolidated Condensed Balance Sheet as of December 31, 2006.

Cash provided by operating activities during 2006 was $4,818,000 and was primarily attributable to net income, net of non-cash adjustments including; deferred taxes of $2,512,000, stock option compensation of $822,000, depreciation and amortization of $489,000, offset by an increase in net operating assets and liabilities of $2,480,000. The higher net operating assets and liabilities were primarily due to higher accounts receivable, inventory and prepaid expenses and other assets as of December 31, 2006, compared with December 31, 2005, offset partially by higher accounts payable and accrued liabilities during that period.

As of December 31, 2006 working capital was $23,765,000 and was $15,646,000 at December 31, 2005 representing an increase of $8,119,000, or 52%. This increase was due to an increase in accounts receivable of $1,370,000, current deferred income tax assets of $2,392,000, inventory of $1,656,000, prepaid expenses and other assets of $276,000 and by a net increase in cash and cash equivalents and short-term investments of $3,177,000. These were partially offset by an increase in accounts payable of $292,000 and an increase in accrued liabilities of $530,000. Accounts receivable increased as a result of the higher sales during the period compared with sales in the fourth quarter of 2005. Our levels of inventory and accounts payable tend to fluctuate as a result of sourcing products from China and due to long payment terms with certain suppliers. The increase in the current deferred income tax assets was due to a reclassification of a portion of our net operating loss as current assets in accordance with current estimates of taxable income over the next twelve month period.

Cash used in investing activities in 2006 was $3,927,000, which was mainly attributable to the net purchase of short-term investments of $2,101,000, property and equipment expenditures totaling $1,518,000 and disbursements for the filing and issuance of patents of $308,000. Financing activities provided $197,000, due to the proceeds from exercises of stock options. Our principal sources of operating capital have been the proceeds of our various financing transactions and CCS product revenues.

On October 28, 2005, the Company obtained a new credit line (“Revolving Credit Line”) with Comerica Bank to fund future working capital requirements. This loan is a $10,000,000 Revolving Credit Line with the debt not to exceed the lesser of the Revolving Credit Line or the Borrowing Formula (60% - 85% of eligible accounts receivable up to 90 days from invoice date plus 50% of eligible inventory). At December 31, 2006, no revolving loans were outstanding and approximately $8,000,000 was available under the Revolving Credit Line. Loans under the Revolving Credit Line can be made, at the election of the Company, as Prime-based loans or

Eurodollar-based loans. Interest is payable in arrears quarterly on Prime-based loans, and in arrears of one, two or three months on Eurodollar-based loans, determined by the length of the Eurodollar-based loan, as selected by the Company. Prime-based loans bear interest at Comerica Bank’s prime rate (8.25% at December 31, 2006). Eurodollar-based loans bear interest at a variable rate plus an applicable margin as outlined in the Revolving Credit Line agreement. The applicable margin is based upon the Company’s Leverage Ratio, as defined by the Revolving Credit Line agreement. The Revolving Credit Line also provides for a letter of credit sub-facility of $5,000,000. At December 31, 2006 there was one letter of credit issued in the amount of $100,000. Under the terms of the credit agreement, the Company must maintain certain financial ratios including a minimum tangible net worth ratio, maximum leverage ratio and maximum ratio of funded debt to EBITDA, as defined by the credit agreement. The Revolving Credit Line is secured by all of the Company’s assets and expires on November 1, 2008. We are currently in compliance with all provisions of the credit agreement.

BSST is engaged in a research and product development effort to improve the efficiency of thermoelectric devices. Amerigon and Dr. Bell own 85% and 15%, respectively, of the outstanding interests in BSST. Outstanding incentive and option agreements for BSST management could reduce Amerigon’s 85% ownership interest to 80% if all incentive targets are achieved and all of the options are awarded. The Company has, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year; however, the Company has the option to fund additional amounts to BSST if the Board of Directors of BSST so requests.

For the quarter ended December 31, 2006, we posted our thirteenth consecutive quarterly profit. We expect to continue to operate at a profit at average sales volumes comparable to or better than that of the fourth quarter of 2006. The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing activities. Based on its current operating plan, management believes cash at December 31, 2006 along with proceeds from future revenues and borrowings from its Revolving Credit Line are sufficient to meet operating needs for the foreseeable future.

Recent Accounting Pronouncements

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement focuses primarily on accounting for transactions in which an entity provides stock based compensation to its employees, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all share based award grants after the effective date and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered. The Company’s stock option compensation expense and related deferred tax benefit were $822,000 and $50,000, respectively, for the year ended December 31, 2006.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us on January 1, 2007. We are assessing FIN 48 and have not determined the impact that the adoption of FIN 48 will have on our results of operations.

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

Tabular Disclosure of Contractual Obligations

As of December 31, 2006, the following amounts, aggregated by type of contract obligation, are known to come due in the periods stated:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Operating Lease Obligations	$4,335	$696	$1,469	$1,411	$759

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents; consequently, all of the marketable securities shown in below are expected to mature during 2007. The carrying value approximates fair value at December 31, 2006.

Marketable Securities	Carrying Value	Average Rate of Return at December 31, 2006
Cash equivalents	$2,250,000	4.86%
Short-term investments	$12,076,000	5.32%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report On Internal Control Over Financial Reporting

Management of Amerigon Incorporated (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm who has audited the financial statements listed in the index appearing under Item 15(a)(1), has also audited management's assessment of the effectiveness of the Company's internal control over financial reporting, as stated in their report included herein.

February 19, 2007

Supplementary Financial Information—Selected Quarterly Financial Data

Unaudited Quarterly Financial Data

For the Years Ended December 31, 2006 and 2005

(In thousands, except per share data)

	For the three months ended,
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net Sales	$10,441	$12,409	$12,729	$15,030
Gross profit	3,308	3,883	4,159	5,150
Operating income	1,078	1,145	1,294	1,993
Net income(1)	768	816	900	1,030
Basic earnings per share:
Common Stock	0.04	0.04	0.04	0.05
Convertible Preferred Stock(2)	0.04	0.04
Diluted earnings per share	0.03	0.04	0.04	0.05

	For the three months ended,
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net Sales	$8,957	$8,562	$8,256	$9,962
Gross profit	2,464	2,458	2,645	3,098
Operating income	367	338	748	1,117
Net income(1)	462	454	878	14,755
Basic earnings per share:
Common Stock	0.02	0.02	0.04	0.70
Convertible Preferred Stock	0.02	0.02	0.04	0.70
Diluted earnings per share	0.02	0.02	0.04	0.67

(1)	Net income for the quarter ended December 31, 2005 reflects a reduction in the valuation allowance relating to the Company’s Federal Net Operating Loss (NOL) carryforwards resulting in an income tax benefit of $13,578. During the fourth quarter of 2006, the Company adjusted its deferred tax assets related to state net operating losses and, correspondingly, also increased income tax expense by approximately $175,000. This adjustment reduced basic earnings per common share for the fourth quarter ended December 31, 2006 by $0.01. See Note 4 to the Consolidated Financial Statements under Item 15.
(2)	During the first and second quarter of 2006 all of the Series A Preferred Stock was converted to common stock.

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

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, both as of December 31, 2006. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of December 31, 2006. See Item 8 of this report for Management’s Report on Internal Control Over Financial Reporting, which is incorporated in this Item 9A by reference. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

See Report of Independent Registered Public Accounting Firm under Item 15 for auditors report on management’s assessment of internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained under the captions entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Code of Ethics” in our definitive proxy statement to be filed with the SEC in connection with our 2007 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions entitled “Director Compensation,” “Executive Compensation,” “Summary Compensation Table,” “Compensation Committee Interlocks and Insider Participation,” “Option Grants in the Last Fiscal Year,” “Aggregated Options Exercised and Year-End Values” and “Report of the Compensation Committee on Executive Compensation” in our definitive proxy statement to be filed with the SEC in connection with our 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained under the captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC in connection with our 2007 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained under the caption entitled “Certain Transactions” and “Independence of the Board of Directors” in our definitive proxy statement to be filed with the SEC in connection with our 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption entitled “Report of the Audit Committee” in our definitive proxy statement to be filed with the SEC in connection with our 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of the Company and report of independent accountants are included in Item 8 of this Annual Report:

2.	Financial Statement Schedule.

The following Schedule to Financial Statements is included herein:

Schedule II—Valuation and Qualifying Accounts.

3.	Exhibits.

The exhibits to this Report are as follows:

Exhibit Number		Description
3.1.1		Articles of Incorporation(1)

3.1.2		Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.2		Bylaws of the Company(1)

4.1.1		First Warrant issued to Ford Motor Company as of March 27, 2000 pursuant to the Value Participation Agreement dated March 27, 2000(2)

4.1.2		Second Warrant issued to Ford Motor Company as of March 27, 2000 pursuant to the Value Participation Agreement dated March 27, 2000(10)

4.1.3		Third Warrant issued to Ford Motor Company as of February 4, 2004 pursuant to the Value Participation Agreement dated March 27, 2000(10)

10.1	*	1993 Stock Option Plan(4)

10.2.1	*	Amended and Restated 1997 Stock Incentive Plan(5)

10.2.2	*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3	*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1	*	2006 Equity Incentive Plan(12)

10.3.2	*	Amendment to 2006 Equity Incentive Plan

10.4.1		Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(4)

Exhibit Number	Description
10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(6)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(7)

10.6.1	Investors Rights among the Company, Big Beaver Investments LLC and Westar Capital II LLC dated June 8, 1999(8) (includes preemption rights in favor of the investors thereunder)

10.6.2	First Amendment to Investors Rights Agreement among the Company, Big Beaver Investments LLC and Westar Capital II LLC dated March 16, 2000(3)

10.7.1*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(9)

10.7.2*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(11)

10.8	Employment Agreement between Dr. Lon E. Bell and BSST LLC dated May 30, 2001(9)

10.9	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(9)

10.10.1	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(8)

10.10.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC(11)

10.10.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC(11)

10.11	Cross License Agreement between the Company and BSST LLC dated November 19, 2002(10)

21	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(5)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash & cash equivalents	$2,440	$1,364
Short-term investments	12,076	9,975
Accounts receivable, less allowance of $227 and $295, respectively	9,329	7,891
Inventory	4,369	2,712
Deferred income tax assets	3,839	1,447
Prepaid expenses and other assets	284	7

Total current assets	32,337	23,396
Property and equipment, net	1,986	1,177
Deferred financing costs	12	16
Patent costs, net of accumulated amortization of $18 and $11, respectively	835	533
Deferred income tax assets	7,226	12,131

Total assets	$42,396	$37,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,615	$5,323
Accrued liabilities	2,757	2,227
Deferred manufacturing agreement—current portion	200	200

Total current liabilities	8,572	7,750
Deferred manufacturing agreement—long term portion	650	850

Total liabilities	9,222	8,600

Shareholders’ equity:
Convertible Preferred Stock:
Series A—no par value; convertible; 9,000 shares authorized, no shares issued and outstanding at December 31, 2006 and 9,000 shares issued and outstanding at December 31, 2005; liquidation preference of $11,520 at December 31, 2005	—	8,267
Common Stock:
No par value; 30,000,000 shares authorized, 21,335,188 and 15,874,557 issued and outstanding at December 31, 2006 and 2005, respectively	61,606	53,142
Paid-in capital	21,024	20,202
Accumulated other comprehensive income—foreign currency	(12)	—
Accumulated deficit	(49,444)	(52,958)

Total shareholders’ equity	33,174	28,653

Total liabilities and shareholders’ equity	$42,396	$37,253

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Product revenues	$50,609	$35,737	$32,710
Cost of sales	34,109	25,072	24,209

Gross margin	16,500	10,665	8,501
Operating costs and expenses:
Research and development expenses	6,698	6,129	3,882
Reimbursed research and development expenses	(3,331)	(3,496)	(1,656)

Net research and development expenses	3,367	2,633	2,226
Selling, general and administrative	7,620	5,462	5,489

Total operating costs and expenses	10,987	8,095	7,715

Operating income	5,513	2,570	786
Interest income	523	283	56
Other income	171	201	217

Earnings before income tax	6,207	3,054	1,059
Income tax expense (benefit)	2,693	(13,495)	—

Net Income	$3,514	$16,549	$1,059

Basic earnings per share:
Common Stock	$0.17	$0.79	$0.06

Convertible Preferred Stock	$0.17	$0.79	$0.06

Diluted earnings per share	$0.16	$0.76	$0.05

Weighted average number of shares—basic
Common Stock	19,876	15,496	13,512

Convertible Preferred Stock (as converted)	1,402	5,373	5,373

Weighted average number of shares—diluted	20,701	16,116	14,737

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Preferred Stock	Common Stock		Paid-in Capital	Accumulated Deficit	Currency Translation Adjustment	Total
		Shares	Amount
Balance at December 31, 2003	$8,267	12,411	$46,758	$20,180	$(70,566)	$—	$4,639
Exercise of warrants to purchase Common Stock for cash, net of cash expenses of $55	—	2,262	4,470	—	—	—	4,470
Cashless exercise of warrants to purchase Common Stock	—	4	—	—	—	—	—
Compensation relating to stock option granted	—	—	—	22	—	—	22
Exercise of Common Stock options for cash	—	16	49	—	—	—	49
Net Income	—	—	—	—	1,059	—	1,059

Balance at December 31, 2004	$8,267	14,693	$51,277	$20,202	$(69,507)	—	$10,239
Exercise of warrants to purchase Common Stock for cash, net of cash expenses of $12	—	1,037	1,784	—	—	—	1,784
Cashless exercise of warrants to purchase Common Stock	—	107	—	—	—	—	—
Exercise of Common Stock options for cash	—	38	81	—	—	—	81
Net Income	—	—	—	—	16,549	—	16,549

Balance at December 31, 2005	$8,267	15,875	$53,142	$20,202	$(52,958)	—	$28,653
Conversion of Series A Convertible Preferred shares to Common Stock	(8,267)	5,373	8,222	—	—	—	(45)
Exercise of Common Stock options for cash	—	87	242	—	—	—	242
Stock option compensation	—	—	—	822	—	—	822
Comprehensive income:
Currency translation	—	—	—	—	—	(12)
Net income	—	—	—	—	3,514	—
Total comprehensive income							3,502

Balance at December 31, 2006	$—	21,335	$61,606	$21,024	$(49,444)	$(12)	$33,174

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating Activities:
Net income	$3,514	$16,549	$1,059
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	489	440	661
Deferred income tax benefit	2,512	(13,578)	—
Stock option compensation	822	—	22
Other non cash income	—	—	(19)
Provision for doubtful accounts	(68)	236	4
Loss on disposal of property and equipment	29	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,370)	(3,357)	1,114
Inventory	(1,656)	(812)	597
Prepaid expenses and other assets	(276)	296	(83)
Accounts payable	292	2,123	(1,059)
Accrued liabilities	530	623	737

Net cash provided by operating activities	4,818	2,520	3,033
Investing Activities:
Purchases of short-term investments	(19,901)	(19,450)	(28,175)
Sales of short-term investments	17,800	16,000	21,650
Purchase of property and equipment	(1,518)	(427)	(653)
Patent costs	(308)	(206)	(140)

Net cash used in investing activities	(3,927)	(4,083)	(7,318)
Financing Activities:
Cash paid for financing costs	—	(16)	—
Proceeds from sale of common stock, net of cash expenses	197	1,865	4,519

Net cash provided by financing activities	197	1,849	4,519

Foreign currency effect	(12)	—	—
Net increase in cash and cash equivalents	1,076	286	234
Cash and cash equivalents at beginning of period	1,364	1,078	844

Cash and cash equivalents at end of period	$2,440	$1,364	$1,078

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — The Company

The Company designs, develops and markets proprietary high technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 2,600 units of its CCS product through 2006. Although the Company markets CCS to OEM’s, the Company’s primary customers are the OEM’s tier one seating suppliers including, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Marubeni Vehicle Corporation (“Marubeni”) and Intier Automotive (“Intier”). Hyundai Motor Company (“Hyundai”), an OEM, is also a direct customer.

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

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation

Consolidation

The consolidated financial statements at December 31, 2006, reflect the consolidated financial position and consolidated operating results of the Company, BSST and Amerigon Asia Pacific Inc. Intercompany accounts have been eliminated in consolidation. The 15% of BSST not owned by the Company is reflected as minority interest.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents.

Short-Term Investments

The Company’s short-term investments consist of $11,175 of Auction Rate Securities (“ARS”) and $901 of US Government Agency Bonds which represent funds available for current operations. ARS are debt instruments with a long-term nominal maturity for which the interest rate is reset through a “Dutch auction” process. The Company invests in ARS that have auctions held every seven days. The US Government Agency Bonds (“Bonds”) have yields ranging from 5.0% to 5.07% and mature during the first quarter and fourth quarter of 2007. The Bonds have been recorded at cost since it is the Company’s intention to hold them until their maturity.

Disclosures About Fair Value of Financial Instruments

The carrying amounts of all financial instruments, comprising cash and cash equivalents, short-term investments and accounts receivable approximate fair value because of the short maturities of these instruments.

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

Accrued Warranty Costs

The Company recognizes an estimated cost associated with its standard warranty on CCS products at the time of sale. The amount recognized is based on estimates of future failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period:

	December 31,
	2006	2005
Balance at beginning of year	$416	$227
Expense	123	189

	$539	$416

Concentration of Credit Risk

Financial instruments, which subject the Company to concentration of credit risk, consist primarily of cash equivalents short-term investments and accounts receivable. Cash equivalents and short-term investments are invested in ARS backed by commercial paper instruments, US Government Agency Bonds and a money market fund managed by a major U.S. financial services company. All ARS carry AAA credit ratings from either Moodys Investors Service or Standard & Poor’s and have seven day terms. The credit risk for these cash equivalents and short-term investments is considered limited. Credit risk associated with accounts receivable is limited by the large size and creditworthiness of the Company’s commercial customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and generally does not require collateral. As of December 31, 2006 Lear, Bridgewater and NHK comprised 51%, 20%, and 11%, respectively, of the Company’s accounts receivable balance. As of December 31, 2005 Lear, Bridgewater and NHK comprised 40%, 26%, and 13% respectively, of the Company’s accounts receivable balance. These accounts are currently in good standing.

Inventory

Inventory is valued at the lower of cost (the first-in, first-out basis), or market. The Company provides a reserve for obsolete and slow moving inventories based upon estimates of future sales and product redesign. The following is a reconciliation of the changes in the inventory reserve (in thousands):

	December 31,
	2006	2005
Balance at beginning of year	$285	$120
Expense	283	176
Inventory write off	(46)	(11)

Balance at end of year	$522	$285

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Deferred Exclusivity Fee

The deferred exclusivity fee created by the 108,345 warrants initially granted to Ford Motor Company (“Ford”) relating to the Value Participation Agreement (the “VPA”)(Note 11) was amortized on a straight line basis through December 31, 2004. This expense was recorded as a selling expense and amounted to $293 in 2004.

Deferred Manufacturing Agreement

The Manufacturing and Supply Agreement (“Ferrotec Agreement”) created by the $2 million payment received in 2001 by Ferrotec Manufacturing (“Ferrotec”), a Tokyo-based manufacturer, (Note 14) is being amortized on a straight line basis through April 2011. This amortization is reported as other income.

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

Impairments of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that carrying amount of a long-lived asset may not be recoverable, the Company will compare the carrying amount of the asset to the amount of the expected future undiscounted cash flows related to the asset to determine if a write down to fair value is required. No such events occurred during 2006.

Product Revenues

The Company sells its products under purchase order contracts issued by its customers. These contracts involve the sale of goods at fixed prices and provide for related transfer of ownership risk to the customer upon

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

shipment from the Company’s warehouse location. Payment terms of these contracts range from 30 to 90 days from the date of shipment. The Company does not extend cash discounts for early payment. Revenue is recognized on the date of shipment of the goods.

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

The Company has Joint Development Agreements with Visteon and United Technologies Corporation and other third parties. These agreements provide for the joint development of certain TED based products for specific markets whereby the Company is reimbursed for certain development costs on an as incurred basis. The agreements do not provide for specific amounts of reimbursement. Under the terms of the agreements each of the parties retains ownership rights to certain intellectual property developed in the course of the development agreement but grants the other a non-exclusive, royalty free license to that technology subject to certain limitations. The agreements also create a four year exclusive supply arrangement where certain product components would be supplied by the Company.

During 2004, the Company received a Financial Assistance Award from the U.S. Department of Energy (“DOE”). Under the terms of the award, the DOE is expected to reimburse the Company for 75% of certain development costs over the course of a four phase project on an as incurred basis. The budget for all phases of the program is $6,294 of which $4,720 is expected to be reimbursed. The reimbursement and progress of the program is subject to certain budget restraints of the U.S. Federal Government (“US Government”). The terms of the award provide for the Company to retain ownership of intellectual property developed during the course of the program. The agreement also grants the US Government a non-exclusive, nontransferable, irrevocable, paid-up license to that intellectual property.

The Company recognizes amounts due as reimbursements for expenses as these expenses are incurred.

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

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Net Earnings per Share

Basic earnings per share is computed in accordance with SFAS No. 128, “Earnings Per Share” and Emerging Issues Task Force (“EITF”) Issue 03-06. Under EITF 03-06, all securities that meet the definition of a participating security are considered for inclusion in the computation of basic earnings per share by using the two-class method. Under the two-class method, earnings per share is calculated as if all of the earnings for the period were distributed according to the terms of the securities. The Company’s Series A Convertible Preferred Stock is a participating security, but it does not participate in a net loss. Basic earnings per share—Common Stock is computed by dividing income available to Common Stock by the weighted average number of shares of Common Stock outstanding. Basic earnings per share—Convertible Preferred Stock is computed by dividing the amount of income available to participating Convertible Preferred Stock by the weighted average number of shares of Preferred Stock, as if converted to Common Stock.

Stock Based Compensation

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement focuses primarily on accounting for transactions in which an entity provides stock based compensation to its employees, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all share based award grants after the effective date and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered. The Company’s stock option compensation expense and related deferred tax benefit were $822 and $50, respectively, for the year ended December 31, 2006.

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table provides supplemental information for those periods as if stock-based compensation had been computed under SFAS 123R:

	Year Ended December 31,
	2005	2004
Net income, as reported	$16,549	$1,059
Value of stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(429)	(627)

Pro forma net income	$16,120	$432

Earnings per share:
Basic—Common Stock—as reported	$0.79	$0.06
Basic—Common Stock—pro forma	$0.77	$0.02
Basic—Convertible Preferred Stock—as reported	$0.79	$0.06
Basic—Convertible Preferred Stock—pro forma	$0.77	$0.02
Diluted—as reported	$0.76	$0.05
Diluted—pro forma	$0.74	$0.02

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. The reclassifications had no impact on net income, current or total assets or cash flows from operations.

Note 3 — Details of Certain Financial Statement Components

	December 31,
	2006	2005
Inventory:
Raw materials	$655	$1,894
Finished Goods	3,714	818

	$4,369	$2,712

Property and equipment:
Equipment	$2,587	$2,277
Production tooling	1,274	1,858
Leasehold improvements	411	275
Computer equipment and software	532	516

	4,804	4,926
Less: Accumulated depreciation	(2,818)	(3,749)

	$1,986	$1,177

Accrued liabilities:
Accrued management bonuses	$1,036	$763
Accrued salaries and benefits	242	555
Accrued warranty	539	416
Other accrued liabilities	940	493

	$2,757	$2,227

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 — Income Taxes

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following:

	December 31,
	2006	2005
Deferred tax assets:
Net operating losses	$17,069	$19,986
Valuation reserves and accrued liabilities	962	761
Ford VPA warrants	735	735
Deferred revenue	306	378
Depreciation	253	298
Credits	238	83
Other	186	89

	19,749	22,330
Deferred tax liabilities:
Accounts receivable	(180)	(334)
Patent costs	(189)	(112)
Property and equipment	(71)	(71)
Other	(20)	(11)

	(460)	(528)
Valuation allowance	(8,224)	(8,224)

Net deferred tax asset	$11,065	$13,578

During 2005 a valuation allowance of $13,578 was reversed based upon management’s expectation that the net deferred tax assets resulting after the valuation allowance reversal are more likely then not to be recovered through future taxable income.

A reconciliation between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2006 is as follows:

	Year Ended December 31,
	2006	2005	2004
Statutory Federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
State Tax, net of federal benefit	2.3%	2.0%	2.0%
Nondeductible expenses	1.3%	0.2%	0.6%
Nondeductible stock option compensation	3.1%	—	—
Expiring state NOL carryforwards	—	—	9.9%
Other	2.7%	—	3.3%
Change in valuation allowance	—	(478.1%)	(49.8%)

Effective rate	43.4%	(441.9%)	—

The Company has Federal Net Operating Loss (NOL) carryforwards of $49,325 at December 31, 2006, which expire between 2009 and 2023. Approximately $31,085 of the Federal NOLs were incurred prior to the

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 — Income Taxes (Continued)

June 8, 1999 Preferred Financing, which qualified as a change in ownership under Section 382 of the Internal Revenue Code (“IRC”). Due to this change in ownership, the NOL accumulated prior to the change in control can only be utilized against current earnings up to a maximum annual limitation of approximately $591. As a result of the annual limitation, approximately $23,400 of these carryforwards are expected to expire before ultimately becoming available to reduce future tax liabilities. Additionally, at December 31, 2006, the Company has state NOL carryforwards of $5,123 which expire between 2010 and 2013. A second change in control took place on September 22, 2006 when an accumulation of trades of the Company’s Common Stock by certain of the Company’s large shareholders exceeded a three year cumulative amount of 50% of the Company’s total Common Stock outstanding. The resulting annual change in control limitation of approximately $8,135 is not expected to have a material impact on the utilization of the amounts of the NOLs subject to this limitation which is approximately $18,239.

The provision (benefit) for income taxes is comprised of the following:

	Year Ended December 31,
	2006	2005	2004
Currently payable	$181	$83	$—
Deferred	2,512	(13,578)	—

	$2,693	$(13,495)	$—

During the year ended December 31, 2006, the Company reduced its deferred tax assets related to state net operating losses in order to reflect these assets at their proper carrying amount. The effect of this matter increased income tax expense by approximately $215,000 and our effective income tax rate by approximately 3.5% for the year ended December 31, 2006.

Note 5 — Financing

On October 28, 2005, the Company obtained a new credit line (“Revolving Credit Line”) with Comerica Bank to fund future working capital requirements. This loan is a $10,000 Revolving Credit Line with the debt not to exceed the lesser of the Revolving Credit Line or the Borrowing Formula (60%—85% of eligible accounts receivable up to 90 days from invoice date plus 50% of eligible inventory). At December 31, 2006, no revolving loans were outstanding and approximately $8,000 was available under the Revolving Credit Line. Loans under the Revolving Credit Line can be made, at the election of the Company, as Prime-based loans or Eurodollar-based loans. Interest is payable in arrears quarterly on Prime-based loans, and in arrears of one, two or three months on Eurodollar-based loans, determined by the length of the Eurodollar-based loan, as selected by the Company. Prime-based loans bear interest at Comerica Bank’s prime rate (8.25% at December 31, 2006). Eurodollar-based loans bear interest at a variable rate plus an applicable margin as outlined in the Revolving Credit Line agreement. The applicable margin is based upon the Company’s Leverage Ratio, as defined by the Revolving Credit Line agreement. The Revolving Credit Line also provides for a letter of credit sub-facility of $5,000. At December 31, 2006 outstanding letters of credit were $100. The Revolving Credit Line is secured by all of the Company’s assets and expires on November 1, 2008. Under the terms of the credit agreement, the Company must maintain certain financial ratios including a minimum tangible net worth ratio, maximum leverage ratio and maximum ratio of funded debt to EBITDA, as defined by the credit agreement. At December 31, 2006 the Company was in compliance with all terms of the credit agreement.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 — Private Placement

On February 25, 2002, the Company completed a private placement (“2002 Private Placement”) of 6,053,970 shares of Common Stock (of which 1,720,602 shares were given to Big Beaver LLC, a predecessor of W III H Partners, L.P. (a former largest investors in the Company) in exchange for the extinguishment of the 2001 Bridge Loan) and warrants to purchase 3,026,985 shares of Common Stock (of which 860,301 shares relate to the 2001 Bridge Loan) to selected institutional and accredited investors and Big Beaver LLC, resulting in total proceeds of $9,081 (of which $2,581 relates to the exchange of the 2001 Bridge Loan), less issuance costs of $804. As a partial compensation for service rendered in the 2002 Private Placement, Roth Capital Partners, LLC (“Roth”), was granted a warrant to purchase up to 550,005 shares of the Company’s Common Stock at $2.00 per share. The value of such warrants of $985 is recorded as a non-cash offering cost charged to paid-in-capital. The warrants issued in the 2002 Private Placement had an exercise price of $2.00 per share and had an expiration date of February 25, 2007. The Company filed a registration statement relating to the resale of the securities offered in the 2002 Private Placement with the Securities and Exchange Commission on March 25, 2002 and the registration statement was declared effective on April 3, 2002. Upon completion of the 2002 Private Placement the number of shares of Common Stock issuable upon exercise and the exercise price of the warrant issued in connection with a bridge loan in 2000 between the Company and Big Star Investments LLC (a joint venture of two of the Company’s largest investors), were adjusted to 166,667 and $1.50, respectively.

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

Note 7 — Convertible Preferred Stock

On June 8, 1999, the Company issued 9,000 shares of Series A Convertible Preferred Stock and warrants to purchase, as adjusted, up to 1,644,664 shares of Common Stock in exchange for $9,001. Costs in connection with the financing were $734, resulting in net proceeds of $8,267. The Series A Convertible Preferred Stock were convertible into 5,373,134 shares of Common Stock.

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

The following summarizes the terms of the Convertible Preferred Stock:

Conversion

Each issued share of Series A Convertible Preferred Stock was immediately convertible, in full and not in part, into shares of Class A Common Stock based on the formula of $1,000 of the face value divided by the conversion price. The conversion price was $1.675, subject to proportional adjustments for certain dilutive issuance, splits and combinations and other recapitalizations or reorganizations. A total of 5,373,134 shares of Common Stock were reserved for the issuance of the conversion of Series A Convertible Preferred Stock.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 7 — Convertible Preferred Stock (Continued)

Voting Rights

The holder of each share of Series A Convertible Preferred Stock had the right to one vote for each share of Common Stock into which such Series A Convertible Preferred Stock could then be converted. The holders of this Series A Convertible Preferred Stock, as a class, had the right to elect five of the seven seats on the Board of Directors of the Company.

Dividends

The Series A Convertible Preferred Stock would have receive dividends on an “as-converted” basis with the Common Stock when and if declared by the Board of Directors. The dividends were noncumulative and were payable in preference to any dividends on Common Stock.

Liquidation Preference

Upon liquidation, dissolution or winding up of the Company, each share of Series A Convertible Preferred Stock was entitled to a liquidation preference of $1,000 plus 7% of the original issue price ($1,000) annually for up to four years after issuance plus any declared but unpaid dividends in priority to any distribution to the Common Stock, which would receive the remaining assets of the Company. As of December 31, 2005, the liquidation preference was $11,520.

Redemption

If the closing price of the Common Stock for a period of 60 days had been at least four times the then conversion price ($1.675 per share at December 31, 2005), the Company could have redeemed the Series A Convertible Preferred Stock for an amount equal to the Series A Redemption Price, which was $11,520 at December 31, 2005.

Note 8 — Stock Warrants

The following table lists the stock warrants outstanding at December 31, 2006 and 2005. All such warrants are vested and exercisable.

	2006	2005	Exercise Price	Expiration
Ford VPA warrants	108,345	108,345	$2.75	March 2007
Ford VPA warrants	216,690	216,690	$5.75	February 2009

	325,035	325,035

Warrants for 1,143,856 shares of common stock were exercised during 2005 of which 107,468 were cashless exercises. Proceeds received from the warrant exercises was $1,784, net of expenses of $12.

Note 9 — Accounting for Stock Based Compensation

On May 18, 2006, the shareholders of the Company approved the Amerigon Incorporated 2006 Equity Incentive Plan (the “2006 Plan”) which authorized 1,800,000 shares of common stock to be available for issuance under this plan. The 2006 Plan permits the granting of various awards including stock options (including

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 — Accounting for Stock-Based Compensation (Continued)

both nonqualified options and incentive options), stock appreciation rights, restricted stock and restricted stock units, performance shares and certain other awards to key employees, outside directors and consultants and advisors of the Company. Prior to the creation of the 2006 Option Plan, the Company issued options under the Amended and Restated 1997 Stock Incentive Plan (the “1997 Plan”) and the 1993 Stock Option Plan (the “1993 Plan” and, together with the 2006 Plan and the 1997 Plan, the “Plans”). As of December 31, 2006 the Company had an aggregate of 1,670,000 shares of common stock available to issue under the Plans.

The 2006 Plan and 1997 Plan expire in May 2016 and April 2007, respectively. The 1993 Plan expired in April 2003, but certain options issued under such plan have not expired. The Plans are administered by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions are determined by the Board of Directors at its sole discretion, in order to attract and retain personnel instrumental to the success of the Company. Stock options granted under the Plans have lives for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant.

Options are generally granted with various vesting periods generally ranging between three to five years for employees and one year for directors. Option vesting may be accelerated at the discretion of the Board of Directors.

The application of SFAS 123R had the following effect on the reported amounts for the year ended December 31, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

Year Ended December 31, 2006
SFAS 123R Adjustments
Operating income	$822
Earnings before income tax	822
Net income	772

Basic earnings per share:
Common Stock	$0.03

Convertible Preferred Stock	$0.03

Diluted earnings per common share	$0.04

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

	2006	2005	2004
Expected volatility	44-55%	68%	68%
Weighted average expected volatility	46%	68%	68%
Expected lives	5 yrs.	5 yrs.	5 yrs.
Risk-free interest rate	4.30-4.69%	4.48%	4.48%
Expected dividend yield	none	none	none

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 — Accounting for Stock-Based Compensation (Continued)

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

The following table summarizes stock option activity during the year ended December 31, 2006:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,481,431	$3.24
Granted	465,000	8.98
Exercised	(87,497)	2.77
Forfeited	(15,500)	5.23

Outstanding at December 31, 2006	1,843,434	$4.69	6.35	$9,143

Exercisable at December 31, 2006	1,382,884	$3.62	5.36	$8,381

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006, 2005 and 2004 was $4.12, $2.52 and $2.78, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 and 2005 was $513 and $128, respectively.

As of December 31, 2006, there was $1,444 of total unrecognized compensation cost related to nonvested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of two years. The total fair value of shares vested during the year ended December 31, 2006 and 2005 was $822 and $429, respectively.

On a cumulative basis, options exercised under all of the Company’s option plans have had intrinsic value on the date of exercise in excess of their estimated fair value of approximately $400.

Note 10 — Earnings per share

Income available to Common Stock is derived as follows:

	Year ended December 31,
	2006	2005	2004
Net income	$3,514	$16,549	$1,059
Amount allocated to participating Convertible Preferred Stock	(232)	(4,260)	(301)

Income available to Common Stock - basic	$3,282	$12,289	$758

The Company’s diluted earnings per share gives effect to all potential common shares outstanding during a period that do not have an anti-dilutive impact to the calculation. In computing the diluted earnings per share, the

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 10 — Earnings per share (Continued)

treasury stock method is used in determining the number of share assumed to be purchased from the conversion of Common Stock equivalents. The following summarizes the shares included in the dilutive shares as disclosed in the statements of operations:

	Year ended December 31,
	2006	2005	2004
Weighted average number of shares for calculation of basic EPS—Common Stock	19,876,241	15,496,334	13,511,829
Stock options under the Plans	707,437	460,987	456,852
Shares of Common stock issuable upon the exercise of warrants	117,698	159,123	768,323

Weighted average number of shares for calculation of diluted EPS	20,701,376	16,116,444	14,737,004

The accompanying table represents Common Stock issueable upon the exercise of certain stock options and warrants, and the Common Stock issuable upon the conversion of Series A Convertible Preferred Stock that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Year ended December 31,
	2006	2005	2004
Stock options outstanding for the 1993, 1997 and 2006 Stock Options Plans	114,600	329,500	375,500
Shares of Common Stock issuable upon the exercise of warrants	—	216,690	404,690
Common Stock issuable upon the conversion of Series A Convertible Preferred Stock	1,402,167	5,373,134	5,373,134

Total	1,516,767	5,919,324	6,153,324

Note 11 — Ford Agreement

On March 27, 2000, the Company entered into a Value Participation Agreement (“VPA”) with Ford. Pursuant to the VPA, Ford agreed that, through December 31, 2004, the Company had the exclusive right to manufacture and supply CCS units to Ford’s Tier 1 suppliers for installation in Ford, Lincoln and Mercury branded vehicles produced and sold in North America (other than Ford branded vehicles produced by AutoAlliance International, Inc.). Ford is not obligated to purchase any CCS units under the VPA.

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

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 12 — Supplemental Disclosure of Cash Flow Information

	Year ended December 31,
	2006	2005	2004
Cash paid for interest	—	—	—
Cash paid for income taxes	103	60	15

Note 13 — Licenses

In 1992, the Company obtained the worldwide license to manufacture and sell technology for a CCS product to individual automotive OEMs. Under the terms of the license agreement, royalties are payable based on cumulative net sales and do not require minimum payments. The Company has recorded royalty expense under this license agreement of $844, $578 and $553 in 2006, 2005 and 2004, respectively. These royalties are recorded as cost of goods sold.

Note 14 — Commitments

The Company leases its corporate offices in Farmington Hills, Michigan from Eight Mile/Haggerty Office, LLC. The lease agreement expires on August 31, 2011 and requires the Company to pay $20 per month. The Company leases its technical facility in Irwindale, California from Norac, Inc. The lease agreement expires on March 31, 2016, and provides the Company a termination right on March 31, 2011 and again on September 30, 2013. The Company plans to make certain improvements to the building in 2007 costing between $1,500 to $2,000 a portion of which, $660, is to be reimbursed by the lessor. Due to this significant investment, the Company, is reasonably certain that it will not exercise the first termination right. Monthly rent payments under the lease, $21 at December 31, 2006, are subject to fixed annual increases and ranging from $21 to $41 through September 30, 2013, the date of the second termination right. The average rent payment during this period is $37. The Company also leases certain equipment under operating leases, which expire at various times through 2011. Rent expense under all of the Company’s operating leases was $715, $735 and $558 for 2006, 2005 and 2004, respectively. Future minimum lease payments under all operating leases are $696, $737, $732, $743 and $669 in 2007 through 2011, respectively, and $759 thereafter.

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

Note 15 — Related Party Transactions

Outsourcing of Production

The Company has outsourced production of its CCS product for certain of its North American and Asian customers to Millennium Plastics Technologies, LLC (“Millennium”) in Chihuahua, Mexico. Millennium is controlled by TMW Enterprises, Inc. the general partner of W III H Partners, L.P. W III H was one of the Company’s major shareholders prior to selling its shares during 2006. In addition to the assembly labor

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 15 — Related Party Transactions (Continued)

operation, the Company purchases various components from Millennium. Purchases of labor services and components were $2,138, $3,940 and $3,440 for 2006, 2005 and 2004, respectively. The accounts payable balances due to Millennium were $165 and $463 for 2006 and 2005, respectively.

The Company has also outsourced production of the second generation of the CCS product to a contract manufacturer, Ferrotec Corporation (“Ferrotec”), a Japanese company with operations located in Hangzhou, China. In addition, the Company purchases thermoelectric devices from Ferrotec. Ferrotec owned 600,000 shares of the Company’s Common Stock as of December 31, 2006. Purchases of labor services and components were $20,854, $10,162 and $8,907 for 2006, 2005 and 2004, respectively. The accounts payable balances due to Ferrotec were $3,718 and $2,638 for 2006 and 2005, respectively.

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

Total assets at December 31, 2006 were $41,390 for CCS and $1,006 for BSST. Total assets at December 31, 2005 were $35,955 for CCS and $1,298 for BSST. The table below presents information about the reported product revenues and operating income of the Company for the years ended December 31, 2006, 2005 and 2004.

	CCS	BSST	Reconciling items	As Reported
2006:
Product revenues	$50,609	$—	$—	$50,609
Operating income (loss)	14,063	(930)	(7,620)	5,513
2005:
Product revenues	$35,737	$—	$—	$35,737
Operating income (loss)	8,210	(178)	(5,462)	2,570
2004:
Product revenues	$32,710	$—	$—	$32,710
Operating income (loss)	6,473	(198)	(5,489)	786

BSST’s operating loss is net of reimbursement for developmental expense of $3,331, $3,496 and $1,656 for the years ended 2006, 2005 and 2004, respectively. Reconciling items include selling, general and administrative costs of $7,620, $5,462 and $5,489, respectively, for years ended December 31, 2006, 2005 and 2004.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 16 — Segment Reporting (Continued)

Product revenue (based on shipment destination) by geographic area is as follows:

	2006	2005	2004
United States	$24,302	$18,584	$21,307
Japan	14,019	10,273	7,036
Mexico	4,951	2,522	1,789
Canada	4,078	1,687	518
Korea	2,216	2,671	2,060
United Kingdom	1,043	—	—

	$50,609	$35,737	$32,710

In 2006, three customers, two domestic (Lear and Bridgewater) and one foreign (NHK), represented 35%, 29% and 28%, respectively, of the Company’s product revenues. In 2005, three customers, two domestic (Bridgewater and Lear) and one foreign (NHK), represented 43%, 16%, and 28%, respectively, of the Company’s product revenues. In 2004, three customers, two domestic (Bridgewater and Lear) and one foreign (NHK), represented 51%, 15%, and 21%, respectively, of the Company’s product revenues.

Note 17 — New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for Amerigon on January 1, 2007. The Company is in the process of assessing FIN 48 and have not determined the impact that the adoption of FIN 48 will have on our results of operations.

AMERIGON INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2004	55	4	—	—	59
Year Ended December 31, 2005	59	236	—	—	295
Year Ended December 31, 2006	295	(8)	—	(60)	227

Allowance for Deferred Income Tax Assets(1)
Year Ended December 31, 2004	22,230	(428)	—	—	21,802
Year Ended December 31, 2005	21,802	(13,578)	—	—	8,224
Year Ended December 31, 2006	8,224	—	—	—	8,224

Reserve for Inventory
Year Ended December 31, 2004	225	10	—	(115)	120
Year Ended December 31, 2005	120	176	—	(11)	285
Year Ended December 31, 2006	285	283	—	(46)	522

(1)	Certain prior year amounts have been reclassified to conform to current year presentation. The reclassifications had no impact on net income, current or total assets or cash flows from operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Amerigon Incorporated:

We have completed an integrated audit of Amerigon Incorporated’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Amerigon Incorporated and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report On Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 19, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGON INCORPORATED

By:	/s/ DANIEL R. COKER
DANIEL R. COKER
Chief Executive Officer

Date: February 19, 2007

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

Signature	Capacity	Date

/s/ DANIEL R. COKER DANIEL R. COKER	President and Chief Executive Officer (Principal Executive Officer)	February 19, 2007

/s/ BARRY G. STEELE BARRY G. STEELE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2007

/s/ OSCAR B. MARX III OSCAR B. MARX III	Director, Chairman of the Board	February 19, 2007

/s/ FRANCOIS J. CASTAING FRANCOIS J. CASTAING	Director	February 19, 2007

/s/ JOHN W. CLARK JOHN W. CLARK	Director	February 19, 2007

/s/ MAURICE E.P. GUNDERSON MAURICE E.P. GUNDERSON	Director	February 19, 2007

/s/ JAMES J. PAULSEN JAMES J. PAULSEN	Director	February 19, 2007