Form 10-Q
period 2007-03-31
AMERIGON INC
filed 2007-05-02
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

At May 2, 2007, the registrant had 21,618,866 shares of Common Stock, no par value, issued and outstanding.

A MERIGON INCORPORATED

(2)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$2,911	$2,440
Short-term investments	15,525	12,076
Accounts receivable, less allowance of $210 and $227, respectively	11,351	9,329
Inventory:
Raw materials	398	655
Finished goods	1,506	3,714

Inventory	1,904	4,369
Deferred income tax assets	3,691	3,839
Prepaid expenses and other assets	316	284

Total current assets	35,698	32,337
Property and equipment, net	1,914	1,986
Deferred financing costs	11	12
Patent costs, net of accumulated amortization of $20 and $18, respectively	923	835
Deferred income tax assets	6,558	7,226

Total assets	$45,104	$42,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,890	$5,615
Accrued liabilities	2,243	2,757
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	9,333	8,572
Deferred manufacturing agreement – long-term portion	600	650

Total liabilities	9,933	9,222
Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 21,611,866 and 21,335,188 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	62,085	61,606
Paid-in capital	21,242	21,024
Accumulated other comprehensive income – foreign currency	(6)	(12)
Accumulated deficit	(48,150)	(49,444)

Total shareholders’ equity	35,171	33,174

Total liabilities and shareholders’ equity	$45,104	$42,396

See accompanying notes to the consolidated condensed financial statements.

(3)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Product revenues	$16,273	$10,441
Cost of sales	11,059	7,133

Gross margin	5,214	3,308
Operating expenses:
Research and development	1,727	1,339
Research and development reimbursements	(584)	(703)

Net research and development expenses	1,143	636
Selling, general and administrative	2,153	1,594

Total operating expenses	3,296	2,230

Operating income	1,918	1,078
Interest income	186	111
Other income	50	50

Earnings before income tax	2,154	1,239
Income tax expense	860	471

Net income	$1,294	$768

Basic earnings per share:
Common Stock	$0.06	$0.04

Convertible Preferred Stock		$0.04

Diluted earnings per common share	$0.06	$0.03

Weighted average number of shares – basic
Common Stock	21,390	17,636

Convertible Preferred Stock (as converted)		3,612

Weighted average number of shares – diluted	22,363	18,261

See accompanying notes to the consolidated condensed financial statements.

(4)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net income	$1,294	$768
Adjustments to reconcile net income to cash provided by operating activities:
Deferred tax provision	817	446
Stock option compensation	218	98
Depreciation and amortization	119	76
Changes in operating assets and liabilities:
Accounts receivable	(2,022)	47
Inventory	2,465	(358)
Prepaid expenses and other assets	(34)	(47)
Accounts payable	670	(201)
Accrued liabilities	(125)	(469)

Net cash provided by operating activities	3,402	360
Investing Activities:
Purchases of short-term investments	(9,325)	(3,500)
Sales of short-term investments	5,876	4,400
Purchase of property and equipment	(94)	(401)
Patent costs	(89)	(57)

Net cash (used in) provided by investing activities	(3,632)	442
Financing Activities:
Checks issued in excess of bank balance	605	(195)
Proceeds from the exercise of Common Stock options	90	4

Net cash provided by (used in) financing activities	695	(191)

Foreign currency effect	6	(19)

Net increase in cash and cash equivalents	471	592
Cash and cash equivalents at beginning of period	2,440	1,364

Cash and cash equivalents at end of period	$2,911	$1,956

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock under the 2006 Equity Incentive Plan	$389	$—

See accompanying notes to consolidated condensed financial statements.

(5)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Currency Translation
	Shares	Amount	Capital	Deficit	Adjustment	Total
Balance at December 31, 2006	21,335	$61,606	$21,024	$(49,444)	$(12)	$33,174
Exercise of Common Stock options for cash	36	90	—	—	—	90
Common Stock issued to employees	49	389	—	—	—	389
Cashless exercise of Warrants	192	—	—	—	—	—
Stock option compensation	—	—	218	—	—	218
Comprehensive income:
Currency translation	—	—	—	—	6
Net income	—	—	—	1,294	—
Total comprehensive income						1,300

Balance at March 31, 2007	21,612	$62,085	$21,242	$(48,150)	$(6)	$35,171

See accompanying notes to condensed consolidated financial statements.

(6)

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops and markets proprietary, high- technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat (“CCS™”), which provides year-round comfort to passengers of automobiles by providing both heating and cooling to seat occupants. Since 2000, the Company has shipped approximately 2,840,000 units of its CCS product through March, 2007.

In 2003, the Company launched a newly designed and more efficient version of its CCS that incorporates its new Micro Thermal Module™ technology. This new generation CCS system, which is based on the Company’s proprietary thermoelectric technology device, is smaller, lighter, quieter and more versatile than its predecessor. Further generations of the CCS system are under development and are expected to be launched on future vehicle models.

The Company has an 85% interest in BSST LLC (“BSST”). BSST is engaged in a program to improve the efficiency of thermoelectric devices and to develop, market and distribute new products based on this technology.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in our Form 10-K. Certain prior year amounts reported in the consolidated condensed statement of cash flows have been reclassified to conform to current year presentation. The reclassifications increased cash provided by operating activities and increased cash used in investing activities by $195,000 for the three month period ended March 31, 2006.

(7)

Note 3 – Earnings per Share

Basic earnings per common share are computed in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share”, and Emerging Issues Task Force “Issue 03-06 Participating Securities and the Two-Class Method under FASB Statement No. 128”, by dividing income available to each class of outstanding stock by the weighted average number of shares of stock outstanding. The income available to Common Stock is derived as follows:

	Three Months Ended March 31,
	2007	2006
	(in Thousands)
Net income	$1,294	$768
Amount allocated to participating Convertible Preferred Stock	—	(131)

Income available to Common Stock	$1,294	$637

On January 31, 2006 the holders of the Series A Convertible Preferred Stock converted 4,500 of their outstanding shares to 2,686,568 Common Shares. During June 2006, the remaining outstanding 4,500 shares of Series A Convertible Preferred Stock were converted to 2,686,566 Common Shares. As a result of these conversions, no Series A Convertible Preferred Stock was outstanding as of or during the three month period ended March 31, 2007. Accordingly, no income was allocated to the Preferred Stock during this period.

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

	Three Months Ended March 30,
	2007	2006
Weighted average number of shares for calculation of basic EPS – Common Stock	21,389,788	17,636,144
Impact of stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	825,217	567,228
Impact of warrants outstanding for the purchase of Common Stock	148,334	57,854

Weighted average number of shares for calculation of diluted EPS	22,363,339	18,261,226

The accompanying table represents Common Stock issuable upon the exercise of certain stock options and warrants, and Common Stock issuable upon the conversion of Series A Convertible Preferred Stock that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

(8)

Note 3 – Earnings per Share (Continued)

	Three Months Ended March 30,
	2007	2006
Stock options outstanding under the 1993 and 1997 Stock Option Plans	16,000	20,100
Shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock	—	3,611,939

Total	16,000	3,632,039

The Company’s Series A Convertible Preferred Stock was a participating security.

Note 4 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three month period ended March 31, 2007 and 2006. Asset information by reportable segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended March, 31	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2007
Product revenues	$16,273	$—	$—		$16,273
Operating income	4,541	(470)	(2,153	) (2)	1,918
2006
Product revenues	$10,441	$—	$—		$10,441
Operating income	2,731	(59)	(1,594	) (2)	1,078

(1)	BSST’s operating loss for the three months ended March 31, 2007 and 2006, is net of $584,000 and $703,000, respectively, of reimbursed research and development costs.

(2)	Represents selling, general and administrative costs and includes depreciation expense of $44,000 and $22,000, for the three months ended March 31, 2007 and 2006, respectively.

Product revenues information by geographic area:

	Three Months Ended March 31,
	2007		2006
North America	$10,278	63%	$8,029	77%
Asia	5,363	33%	2,412	23%
Europe	632	4%	—	—%

Total product revenues	$16,273	100%	$10,441	100%

(9)

Note 5 – Related Party Transactions

The Company has outsourced production of the second generation of the CCS product to a contract manufacturer, Ferrotec Corporation (“Ferrotec”), a Japanese company with operations located in Hangzhou, China. In addition, the Company purchases thermoelectric devices from Ferrotec. Ferrotec owned 600,000 shares of the Company’s Common Stock as of March 31, 2007. For the three months ended March 31, 2007 and 2006, purchases from this supplier totaled $4,466,000 and $3,365,000, respectively. The Company had an accounts payable balance with Ferrotec of $2,159,000 as of March 31, 2007 and $3,718,000 as of December 31, 2006.

Note 6 – New Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company previously had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on financial statements. The Company is not currently under any income tax related examinations by the Internal Revenue Service or any state tax authorities.

(10)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of March 2007, we have shipped over 2.8 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 21 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, and Hyundai Corporation.

In 2003, the Company launched a newly-designed and more efficient version of its CCS that incorporates our new Micro Thermal Module™ (“MTM™” or “MTM”) technology. This new generation CCS system, which is based on the Company’s proprietary TED technology, is smaller, lighter, quieter and more versatile than its predecessor. In 2005, we began producing MTM’s for several new automobile models which incorporate a number of improvements representing our third generation of CCS development in less than five years. Further generations of the CCS system are under development and expect to be launched on future vehicle models.

Results of Operations

First Quarter 2007 Compared with First Quarter 2006

Product Revenues. Product revenues for the three months ended March 31, 2007 (“First Quarter 2007”), were $16,273,000 compared with revenues of $10,441,000 for the three months ended March 31, 2006 (“First Quarter 2006”), an increase of $5,832,000, or 56%. Higher sales were primarily the result of new model introductions and higher volumes on redesigned models. These increases were partially offset by lower sales for three models for which the production life ended after the First Quarter 2006, lower average unit prices and lower volumes on existing programs. Unit shipments increased to 240,000 units for the First Quarter 2007 compared with 144,000 units for the First Quarter 2006. New products equipped with CCS and launched since the First Quarter 2006 included the redesigned Cadillac EXT, the Land Rover Range Rover and the Lincoln MKX. Additionally, two models, the redesigned Cadillac Escalade and Cadillac Escalade ESV, were introduced during the First Quarter 2006 but did not reach full volume levels until the third quarter of 2006. Lower average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having lower Amerigon content during the First Quarter 2007 compared with that of the First Quarter 2006. Content varies among programs based upon differing customer sourcing patterns of certain components that complement the CCS system. The three vehicles which ended their production life after the First Quarter 2006 were the Cadillac Escalade ESV Platinum, Lincoln LS and Mercury Monterey. No immediate replacements for these models have yet been introduced by our customers. We began shipping product for three vehicles currently offering CCS that were totally redesigned since the First Quarter 2006; the Lincoln Navigator, Ford Expedition and Lexus LS460.

Cost of Sales. Cost of sales increased to $11,059,000 in the First Quarter 2007 (68%, as a percentage of product revenues) from $7,133,000 in the First Quarter 2006 (68%, as a percentage of product revenues). This increase of $3,926,000, or 55%, is attributable to higher production volumes.

(11)

Net Research and Development Expenses. Net research and development expenses increased to $1,143,000 in the First Quarter 2007 from $636,000 in the First Quarter 2006. This $507,000, or 80%, increase was primarily due to increased research activities associated with our advanced TED program. We expect that our net research and development expenses will increase in the remainder of 2007 as we continue to increase our development activities surrounding the advanced TED technology.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,153,000 in the First Quarter 2007 compared with $1,594,000 in the First Quarter 2006. This $559,000, or 35%, increase reflects an increase in stock option compensation of $120,000 related to options issued to employees on December 29, 2006, and higher costs of the management incentive plan of $290,000.

Interest Income. We had interest income of $186,000 for the First Quarter 2007 compared with $111,000 for the First Quarter 2006. The increase of $75,000 resulted from higher cash reserves during the First Quarter 2007 compared with the First Quarter 2006 and higher average yields on our cash investments (see “Liquidity and Capital Resources”).

Income Tax Expense. We recorded an income tax expense totaling $860,000 representing an estimated effective tax rate of 40% for the First Quarter 2007. This expense is primarily a deferred tax expense, and any current income tax payable is expected to be substantially offset by our net operating loss carryforwards. Therefore, we do not expect to have a significant cash outlay for income taxes in the current year. The income tax expense for the First Quarter of 2006 was $471,000 representing a tax rate of 38%. The higher rate for 2007 is due to the higher amount of non-deductible stock option compensation recorded in the First Quarter 2007 compared with the First Quarter 2006.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	March 31, 2007	December 31, 2006
Cash and cash equivalents	$2,911,000	$2,440,000
Short-term investments	15,525,000	12,076,000

	$18,436,000	$14,516,000

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents increased by $471,000 to $2,911,000 in the First Quarter 2007. Short-term investments increased $3,449,000 to $15,525,000 during the same period. Our short-term investments are comprised of Auction Rate Securities (“ARS”) and US Government Agency Bonds. ARS are pools of highly rated corporate debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. We invest in ARS that have auctions held every seven days.

Cash provided by operating activities during the First Quarter 2007 was $3,402,000 and was attributable to net income, net of non cash adjustments including; deferred taxes of $817,000, stock option compensation of $218,000, depreciation and amortization of $119,000, and by a decrease in net

(12)

operating assets and liabilities of $954,000. The lower net operating assets and liabilities were primarily due to lower inventory and higher accounts payable balances offset partially by higher accounts receivable and prepaid expenses and lower accrued liabilities as of March 31, 2007, compared with December 31, 2006.

As of March 31, 2007 working capital was $26,365,000 and was $23,765,000 at December 31, 2006, representing an increase of $2,600,000, or 11%. This increase was primarily due to increases in cash and cash equivalents of $471,000, short-term investments of $3,449,000, accounts receivable of $2,022,000, and by a decrease in accrued liabilities of $514,000. These were offset partially by a decrease in inventory of $2,465,000 and an increase in accounts payable of $1,275,000. Accounts receivable increased as a result of the higher sales during the period compared with sales in the fourth quarter of 2006. Inventory decreased by 56% due to management’s efforts to reduce overall inventory levels which were aided by higher than planned revenue volume during the First Quarter 2007. Our levels of inventory and accounts payable tend to fluctuate as a result of sourcing products from China and long payment terms with certain suppliers.

Cash used in investing activities was $3,632,000 during the First Quarter 2007, reflecting purchases of short-term investments of $9,325,000, purchases of tooling and equipment totaling $94,000, and the cost of new patent application filings of $89,000. These amounts were partially offset by sales of short-term investments of $5,876,000. Purchases of tooling and equipment for the period are primarily related to new equipment purchases for newly launched production programs. During the second and third quarters of 2007, cash used in investing activities is expected to include approximately $1,500,000 for leasehold improvements related to a refurbishment and expansion of our engineering and research center located in Irwindale, California.

Cash provided by financing activities was $695,000 during the First Quarter 2007, reflecting an increase in the amount of checks issued in excess of bank balances of $605,000 and the proceeds of Common Stock option exercises of $90,000.

Related Party Transactions

We purchase thermoelectric devices from and have outsourced a portion of our production to Ferrotec Corporation (“Ferrotec”). Ferrotec owned 600,000 shares of our Common Stock as of March 31, 2007. Purchases of labor and services and components from Ferrotec were $4,466,000 for the First Quarter 2007. The Company had an accounts payable balance with Ferrotec of $2,159,000 as of March 31, 2007 and $3,718,000 as of December 31, 2006.

Recent Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company previously had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The

(13)

adoption of FIN 48 did not have a material impact on financial statements. The Company is not currently under any income tax related examinations by the Internal Revenue Service or any state tax authorities.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2006 annual report on Form 10-K includes a description of certain critical accounting policies, including those with respect to warranty reserves, allowances for doubtful accounts, deferred tax asset valuation allowance and inventory reserves.

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

(14)

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

Borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (8.25% at March 31, 2007). As of March 31, 2007, there were no borrowings outstanding under our line of credit.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents; consequently, all of the cash equivalents shown in the table below are expected to mature during the next 12 months. Our short-term investments consist of ARS which have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the auction mechanism of seven days. Our short-term investments also include United States Government Agency Bonds that mature during the fourth quarter of 2007. The carrying value approximates fair value at March 31, 2007.

Marketable Securities	Carrying Value	Average Rate of Return at March 31, 2007 (Annualized)
Cash equivalents	$2,705,000	4.85%

Short-term investments	$15,525,000	5.26%

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President & Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended March 31, 2007. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at March 31, 2007.

There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(15)

Internal control over financial reporting is a process designed by, or under the supervision of, our President & Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

(16)

PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2006. Below are the risk factors applicable to the Company:

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

We have incurred substantial operating losses since our inception

Although we have reported operating income during the past three years, prior to that we incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of March 31, 2007, we had accumulated deficits since inception of $48,150,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At March 31, 2007, we had cash and cash equivalents of $2,911,000 and short-term investments of $15,525,000. Based on our current operating plan, we believe cash at March 31, 2007, along with the proceeds from future revenues and borrowings from our $10,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

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

(17)

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

The outsourcing of production to other countries entails risks of production interruption and unexpected costs

We outsource production of our CCS product to lower cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. Such production is currently completed by suppliers located in Hangzhou, China. Our use of suppliers located outside of the United States entails risk of production interruption and unexpected costs due to the extended logistics.

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

(18)

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

Other TED products that we develop are also likely to have a lengthy sales cycle. Because such technology is new and evolving, and because customers will likely require that any new product we develop pass certain feasibility and economic viability tests before committing to purchase, it is expected that any new products we develop will take some years before they are sold to customers.

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

(19)

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

(20)

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

(21)

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

(22)

Delisting from an active trading market may adversely affect the liquidity and trading price of our Common Stock

Although our Common Stock is quoted on The NASDAQ Stock Market, there can be no assurance that we now, or in the future will be able to, meet all requirements for continued quotation thereon. If we fail to meet NASDAQ’s requirements on an ongoing basis, our Common Stock would likely be delisted from The NASDAQ Stock Market. In the absence of an active trading market or if our Common Stock cannot be traded on The NASDAQ Stock Market, our Common Stock could instead be traded on secondary markets, such as the OTC Bulletin Board. In such event, the liquidity and trading price of our Common Stock in the secondary market may be adversely affected. In addition, if our Common Stock is delisted, broker-dealers have certain regulatory burdens imposed on them which may discourage broker-dealers from effecting transactions in our Common Stock, further limiting the liquidity thereof.

(23)

PART II OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1.1	Articles of Incorporation (1)

3.1.2	Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.2	Bylaws of the Company(1)

10.1*	1993 Stock Option Plan(4)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(5)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (12)

10.3.2*	Amendment to 2006 Equity Incentive Plan (13)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(4)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(6)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(7)

10.6.1	Investors Rights among the Company, Big Beaver Investments LLC and Westar Capital II LLC dated June 8, 1999(8) (includes preemption rights in favor of the investors thereunder)

10.6.2	First Amendment to Investors Rights Agreement among the Company, Big Beaver Investments LLC and Westar Capital II LLC dated March 16, 2000(3)

10.7.1*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(9)

10.7.2*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(11)

10.8	Employment Agreement between Dr. Lon E. Bell and BSST LLC dated May 30, 2001(9)

10.9	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(9)

10.10.1	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(8)

10.10.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC (11)

10.10.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC (11)

10.11	Cross License Agreement between the Company and BSST LLC dated November 19, 2002 (10)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.

(5)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.

(24)

(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference

(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.

(25)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated (Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: May 2, 2007

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 2, 2007

(26)