Form 10-Q
period 2007-06-30
AMERIGON INC
filed 2007-08-07
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At August 6, 2007, the registrant had 21,656,633 shares of Common Stock, no par value, issued and outstanding.

A MERIGON INCORPORATED

(2)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2007	December 31, 2006

	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$2,237	$2,440
Short-term investments	16,162	12,076
Accounts receivable, less allowance of $291 and $227, respectively	10,953	9,329
Inventory:
Raw materials	164	655
Finished goods	1,542	3,714

Inventory	1,706	4,369
Deferred income tax assets	3,762	3,839
Prepaid expenses and other assets	1,251	284

Total current assets	36,071	32,337
Property and equipment, net	2,570	1,986
Deferred financing costs	11	12
Patent costs, net of accumulated amortization of $21 and $18, respectively	2,508	835
Deferred income tax assets	5,699	7,226

Total assets	$46,859	$42,396

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,210	$5,615
Accrued liabilities	3,161	2,757
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	9,571	8,572
Deferred manufacturing agreement – long-term portion	550	650

Total liabilities	10,121	9,222
Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 21,654,383 and 21,335,188 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	62,231	61,606
Paid-in capital	21,424	21,024
Accumulated other comprehensive income – foreign currency	(23)	(12)
Accumulated deficit	(46,894)	(49,444)

Total shareholders’ equity	36,738	33,174

Total liabilities and shareholders’ equity	$46,859	$42,396

See accompanying notes to the consolidated condensed financial statements.

(3)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product revenues	$15,058	$12,409	$31,331	$22,850
Cost of sales	9,903	8,526	20,962	15,659

Gross margin	5,155	3,883	10,369	7,191

Operating expenses:
Research and development	1,868	1,823	3,595	3,162
Research and development reimbursements	(528)	(933)	(1,112)	(1,636)

Net research and development expenses	1,340	890	2,483	1,526
Selling, general and administrative	2,023	1,848	4,176	3,442

Total operating expenses	3,363	2,738	6,659	4,968

Operating income	1,792	1,145	3,710	2,223

Interest income	244	119	430	230
Other income	50	50	100	100

Earnings before income tax	2,086	1,314	4,240	2,553

Income tax expense	830	498	1,690	969

Net income	$1,256	$816	$2,550	$1,584

Basic earnings per share:
Common Stock	$0.06	$0.04	$0.12	$0.07

Convertible Preferred Stock		$0.04		$0.07

Diluted earnings per common share	$0.06	$0.04	$0.11	$0.07

Weighted average number of shares – basic
Common Stock	21,631	19,202	21,511	18,423

Convertible Preferred Stock (as converted)		2,052		2,828

Weighted average number of shares – diluted	22,712	20,114	22,505	19,219

See accompanying notes to the consolidated condensed financial statements.

(4)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net income	$2,550	$1,584
Adjustments to reconcile net income to cash provided by operating activities:
Deferred tax provision	1,605	917
Stock option compensation	400	212
Depreciation and amortization	256	233
Changes in operating assets and liabilities:
Accounts receivable	(1,625)	(2,240)
Inventory	2,662	(419)
Prepaid expenses and other assets	(968)	(486)
Accounts payable	596	771
Accrued liabilities	792	(338)

Net cash provided by operating activities	6,268	234

Investing Activities:
Purchases of short-term investments	(19,837)	(6,000)
Sales of short-term investments	15,751	7,550
Purchase of property and equipment	(935)	(757)
Patent costs	(1,675)	(108)

Net cash (used in) provided by investing activities	(6,696)	685

Financing Activities:
Checks issued in excess of bank balance	—	(240)
Proceeds from the exercise of Common Stock options	236	48

Net cash provided by (used in) financing activities	236	(192)

Foreign currency effect	(11)	(15)

Net (decrease) increase in cash and cash equivalents	(203)	712
Cash and cash equivalents at beginning of period	2,440	1,364

Cash and cash equivalents at end of period	$2,237	$2,076

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock under the 2006 Equity Incentive Plan	$389	$—

Cash paid for Taxes	$135	$20

See accompanying notes to the consolidated condensed financial statements.

(5)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Currency
	Common Stock		Paid-in	Accumulated	Translation
	Shares	Amount	Capital	Deficit	Adjustment	Total
Balance at December 31, 2006	21,335	$61,606	$21,024	$(49,444)	$(12)	$33,174
Exercise of Common Stock options for cash	78	236	—	—	—	236
Common Stock issued to employees	49	389	—	—	—	389
Cashless exercise of Warrants	192	—	—	—	—	—
Stock option compensation	—	—	400	—	—	400
Comprehensive income:
Currency translation	—	—	—	—	(11)
Net income	—	—	—	2,550	—
Total comprehensive income						2,539

Balance at June 30, 2007	21,654	$62,231	$21,424	$(46,894)	$(23)	$36,738

See accompanying notes to the condensed consolidated financial statements.

(6)

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops and markets proprietary, high- technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat (“CCS™”), which provides year-round comfort to passengers of automobiles by providing both heating and cooling to seat occupants. Since 2000, the Company has shipped approximately 3,066,000 units of its CCS product through June, 2007.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in our Form 10-K. Certain prior year amounts reported in the consolidated condensed statement of cash flows have been reclassified to conform to current year presentation. The reclassifications increased cash provided by operating activities and increased cash used in financing activities by $240,000 for the six month period ended June 30, 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	(in Thousands)		(in Thousands)
	2007	2006	2007	2006
Net income	$1,256	$816	$2,550	$1,584
Amount allocated to participating Convertible Preferred Stock	—	(79)	—	(211)

Income available to Common Stock	$1,256	$737	$2,550	$1,373

On January 31, 2006 the holders of the Series A Convertible Preferred Stock converted 4,500 of their outstanding shares to 2,686,568 Common Shares. During June 2006, the remaining outstanding 4,500 shares of Series A Convertible Preferred Stock were converted to 2,686,566 Common Shares. As a result of these conversions, no Series A Convertible Preferred Stock was outstanding as of or during the three and six month periods ended June 30, 2007. Accordingly, no income was allocated to the Preferred Stock during this period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of shares for calculation of basic EPS – Common Stock	21,631,406	19,201,757	21,511,265	18,423,276
Impact of stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	1,005,313	778,807	918,877	693,656
Impact of warrants outstanding for the purchase of Common Stock	—	133,410	73,757	102,147

Weighted average number of shares for calculation of diluted EPS	22,636,719	20,113,974	22,503,899	19,219,079

The accompanying table represents Common Stock issuable upon the exercise of certain stock options, and Common Stock issuable upon the conversion of Series A Convertible Preferred Stock that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

(8)

Note 3 – Earnings per Share (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options outstanding under the 1993 and 1997 Stock Option Plans	—	18,500	2,000	22,100
Shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock	—	2,051,828	—	2,827,574

Total		2,070,328	2,000	2,849,674

The Company’s Series A Convertible Preferred Stock was a participating security.

Note 4 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three and six month periods ended June 30, 2007 and 2006. Asset information by reportable segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended June 30,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2007
Product revenues	$15,058	$—	$—		$15,058
Operating income	4,510	(695)	(2,023	) (2)	1,792

2006
Product revenues	$12,409	$—	$—		$12,409
Operating income	3,185	(192)	(1,848	) (2)	1,145

(1)	BSST’s operating loss for the three months ended June 30, 2007 and 2006 is net of $528,000 and $933,000, respectively, of reimbursed research and development costs.
(2)	Represents corporate selling, general and administrative costs and includes depreciation expense of $48,000 and $43,000, for the three months ended June 30, 2007 and 2006, respectively.

(9)

Note 4 – Segment Reporting (Continued)

Six Months Ended June 30,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2007
Product revenues	$31,331	$—	$—		$31,331
Operating income	9,050	(1,164)	(4,176	) (2)	3,710
2006
Product revenues	$22,850	$—	$—		$22,850
Operating income	5,917	(252)	(3,442	) (2)	2,223

(1)	BSST’s operating loss for the six months ended June 30, 2007 and 2006 is net of $1,112,000 and $1,636,000, respectively, of reimbursed research and development costs.
(2)	Represents corporate selling, general and administrative costs and includes depreciation expense of $93,000 and $66,000, for the six months ended June 30, 2007 and 2006, respectively.

Product revenues information by geographic area:

	Three Months Ended June 30,
	2007		2006
North America	$8,890	59%	$8,913	72%
Asia	5,402	36%	3,496	28%
Europe	766	5%	—	—%

Total product revenues	$15,058	100%	$12,409	100%

	Six Months Ended June 30,
	2007		2006
North America	$19,167	61%	$16,942	74%
Asia	10,766	34%	5,908	26%
Europe	1,398	5%	—	—%

Total product revenues	$31,331	100%	$22,850	100%

Note 5 – Related Party Transactions

The Company has outsourced production of the second generation of the CCS product to a contract manufacturer, Ferrotec Corporation (“Ferrotec”), a Japanese company with operations located in Hangzhou, China. In addition, the Company purchases thermoelectric devices from Ferrotec. Ferrotec owned 600,000 (3%) shares of the Company’s Common Stock as of June 30, 2007. For the three months ended June 30, 2007 and 2006, purchases from this supplier totaled $6,562,000 and $5,198,000, respectively. For the six months ended June 30, 2007 and 2006, purchases from this supplier totaled $11,028,000 and $8,563,000, respectively. The Company had an accounts payable balance with Ferrotec of $3,934,000 as of June 30, 2007 and $3,718,000 as of December 31, 2006.

(10)

Note 6 – New Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company previously had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on financial statements. The Company is not currently under any income tax related examinations by the Internal Revenue Service or any state tax authorities.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 requires that non-refundable advance payments for future research and development activities should be deferred and capitalized and is effective for us on January 1, 2008. We are in the process of evaluating the impact that EITF 07-3 will have on our Consolidated Financial Statements.

(11)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of June 2007, we have shipped nearly 3.1 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 21 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, and Hyundai Corporation.

In 2003, the Company launched a newly-designed and more efficient version of its CCS that incorporates our new Micro Thermal Module™ (“MTM™” or “MTM”) technology. This new generation CCS system, which is based on the Company’s proprietary TED technology, is smaller, lighter, quieter and more versatile than its predecessor. In 2005, we began producing MTM’s for several new automobile models which incorporate a number of improvements representing our third generation of CCS development in less than five years. Further generations of the CCS system are under development and are expect to be launched on future vehicle models.

Results of Operations

Second Quarter 2007 Compared with Second Quarter 2006

Product Revenues. Product revenues for the three months ended June 30, 2007 (“Second Quarter 2007”), were $15,058,000 compared with revenues of $12,409,000 for the three months ended June 30, 2006 (“Second Quarter 2006”), an increase of $2,649,000, or 21%. Higher sales were primarily the result of new model introductions and higher volumes on redesigned models. These increases were partially offset by lower average unit prices and lower volumes on existing programs. Unit shipments increased to 226,000 units for the Second Quarter 2007 compared with 171,000 units for the Second Quarter 2006. New products equipped with CCS and launched since the First Quarter 2006 included the redesigned Cadillac EXT, the Land Rover Range Rover, the Lexus 600HL and the Lincoln MKX. Lower average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having lower Amerigon content during the Second Quarter 2007 compared with that of the Second Quarter 2006. Content varies among programs based upon differing customer sourcing patterns of certain components that complement the CCS system. Since the Second Quarter 2006, we began shipping product for three vehicles currently offering CCS that were totally redesigned since the First Quarter 2006; the Lincoln Navigator, Ford Expedition and Lexus LS460.

Cost of Sales. Cost of sales increased to $9,903,000 in the Second Quarter 2007 (66%, as a percentage of product revenues) from $8,526,000 in the Second Quarter 2006 (69%, as a percentage of product revenues). This increase of $1,377,000, or 16%, is attributable to higher production volumes offset partially by a higher gross margin percentage which was 34% for the Second Quarter 2007 compared with 31% for the Second Quarter 2006. This increase is primarily attributable to a favorable change in the mix of products sold and increased product revenue coverage of fixed costs.

(12)

Net Research and Development Expenses. Net research and development expenses increased to $1,340,000 in the Second Quarter 2007 from $890,000 in the Second Quarter 2006. This $450,000, or 51%, increase was primarily due to increased research activities associated with our advanced TED program. We expect that our net research and development expenses will increase in the remainder of 2007 as we continue to increase our development activities supporting the advanced TED technology.

On June 29, 2007, our subsidiary BSST modified its exclusive development agreement with Visteon Corporation related to certain proprietary TE technology for automotive applications, permitting BSST to undertake further development with a limited number of additional development partners. Under the terms of the amendment, BSST acquired Visteon’s TE-based HVAC systems technology and is now permitted to seek additional partners in Asia and Europe. The cost of the acquisition of these Visteon patents was $1,500,000 million and has been capitalized in the Amerigon June 30, 2007 balance sheet.

BSST is now working to select additional development partners to expand the market for TE based HVAC systems in the automotive market. There will be a gap in outside funding until these new partnerships are consummated and we are aggressively focused on cost reductions at both Amerigon and BSST to offset the short term gap in funding.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,023,000 in the Second Quarter 2007 compared with $1,848,000 in the Second Quarter 2006. This $175,000, or 9%, increase reflects an increase in stock option compensation of $68,000 related to options issued to employees on December 29, 2006, and higher costs of the management incentive plan of $144,000. These increases were partially offset by other decreases in selling, general and administrative expenses.

Interest Income. We had interest income of $244,000 for the Second Quarter 2007 compared with $119,000 for the Second Quarter 2006. The increase of $125,000 resulted from higher cash and short-term investment balances during the Second Quarter 2007 compared with the Second Quarter 2006 and higher average yields on our cash investments (see “Liquidity and Capital Resources”).

Income Tax Expense. We recorded an income tax expense totaling $830,000 representing an estimated effective tax rate of 40% for the Second Quarter 2007. Our current income tax expense is expected to be substantially offset by our net operating loss carryforwards. Therefore, we do not expect to have a significant cash outlay for income taxes in the current year. The income tax expense for the Second Quarter of 2006 was $498,000 representing a tax rate of 38%. The higher rate for 2007 is due to the higher amount of non-deductible stock option compensation recorded in 2007 compared with 2006.

First Half 2007 Compared with First Half 2006

Product Revenues. Product revenues for the six months ended June 30, 2007 (“First Half 2007”), were $31,331,000 compared with revenues of $22,850,000 for the six months ended June 30, 2006 (“First Half 2006”), an increase of $8,481,000, or 37%. Higher sales were primarily the result of new model introductions and higher volumes on redesigned models. These increases were partially offset by lower sales for three models for which the production life ended after the First Half 2006, lower average unit prices and lower volumes on existing programs. Unit shipments increased to 466,000 units for the First Half 2007 compared with 315,000 units for the First Half 2006. New products equipped with CCS and launched since the First Half 2006 included the redesigned Cadillac EXT, the Land Rover Range Rover, the Lexus 600HL and the Lincoln MKX. Additionally, two models, the redesigned Cadillac

(13)

Escalade and Cadillac Escalade ESV, were introduced during the First Half 2006 but did not reach full volume levels until the third quarter of 2006. Lower average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having lower Amerigon content during the First Half 2007 compared with that of the First Half 2006. Content varies among programs based upon differing customer sourcing patterns of certain components that complement the CCS system. The three vehicles which ended their production life during or after the First Half 2006 were the Cadillac Escalade ESV Platinum, Lincoln LS and Mercury Monterey. No immediate replacements for these models have yet been introduced by our customers. Since the First Half 2006, we began shipping product for three vehicles currently offering CCS that were totally redesigned since the First Half 2006; the Lincoln Navigator, Ford Expedition and Lexus LS460.

Cost of Sales. Cost of sales increased to $20,962,000 in the First Half 2007 (67%, as a percentage of product revenues) from $15,659,000 in the First Half 2006 (69%, as a percentage of product revenues). This increase of $5,303,000, or 34%, is attributable to higher production volumes offset partially by a higher gross margin percentage which was 33% for the First Half 2007 compared with 31% for the First Half 2006. This increase is primarily attributable to a favorable change in the mix of products sold and increased product revenue coverage of fixed costs.

Net Research and Development Expenses. Net research and development expenses increased to $2,483,000 in the First Half 2007 from $1,526,000 in the First Half 2006. This $957,000, or 63%, increase was primarily due to increased research activities associated with our advanced TED program. We expect that our net research and development expenses will increase in the remainder of 2007 as we continue to increase our development activities supporting the advanced TED technology.

On June 29, 2007, our subsidiary BSST modified its exclusive development agreement with Visteon Corporation related to certain proprietary TE technology for automotive applications, permitting BSST to undertake further development with a limited number of additional development partners. Under the terms of the amendment, BSST acquired Visteon’s TE-based HVAC systems technology and is now permitted to seek additional partners in Asia and Europe. The cost of the acquisition of these Visteon patents was $1,500,000 million and has been capitalized in the Amerigon June 30, 2007 balance sheet.

BSST is now working to select additional development partners to expand the market for TE based HVAC systems in the automotive market. There will be a gap in outside funding until these new partnerships are consummated and we are aggressively focused on cost reductions at both Amerigon and BSST to offset the short term gap in funding.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4,176,000 in the First Half 2007 compared with $3,442,000 in the First Half 2006. This $734,000, or 21%, increase principally reflects an increase in stock option compensation of $188,000 related to options issued to employees on December 29, 2006, higher costs of the management incentive plan of $434,000.

Interest Income. We had interest income of $430,000 for the First Half 2007 compared with $230,000 for the First Half 2006. The increase of $200,000 resulted from higher cash and short-term investment balances during the First Half 2007 compared with the First Half 2006 and higher average yields on our cash investments (see “Liquidity and Capital Resources”).

(14)

Income Tax Expense. We recorded an income tax expense totaling $1,690,000 representing an estimated effective tax rate of 40% for the First Half 2007. Our current income tax expense is expected to be substantially offset by our net operating loss carryforwards. Therefore, we do not expect to have a significant cash outlay for income taxes in the current year. The income tax expense for the First Half of 2006 was $969,000 representing a tax rate of 38%. The higher rate for 2007 is due to the higher amount of non-deductible stock option compensation recorded in 2007 compared with 2006.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	June 30, 2007	December 31, 2006
Cash and cash equivalents	$2,237,000	$2,440,000
Short-term investments	16,162,000	12,076,000

	$18,399,000	$14,516,000

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents decreased by $203,000 to $2,237,000 in the First Half 2007. Short-term investments increased $4,086,000 to $16,162,000 during the same period. Our short-term investments are comprised of Auction Rate Securities (“ARS”), US Government Agency Bonds and Municipal Notes. ARS are pools of highly rated corporate debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. We invest in ARS that have auctions held every seven days.

Cash provided by operating activities during the First Half 2007 was $6,268,000 and was attributable to net income, net of non cash adjustments including; deferred taxes of $1,605,000, stock option compensation of $400,000, depreciation and amortization of $256,000, and by a decrease in net operating assets and liabilities of $1,457,000. The lower net operating assets and liabilities were primarily due to lower inventory and higher accounts payable and accrued liability balances offset partially by higher accounts receivable and prepaid expenses as of June 30, 2007, compared with December 31, 2006.

As of June 30, 2007, working capital was $26,500,000 and was $23,765,000 at December 31, 2006, representing an increase of $2,735,000, or 12%. This increase was primarily due to increases in short-term investments of $4,086,000, accounts receivable of $1,625,000 and by an increase in prepaid expenses of $968,000. These were offset partially by decreases in inventory of $2,662,000, cash and cash equivalents of $203,000 and by increases in accounts payable of $596,000 and accrued liabilities of $403,000. Accounts receivable increased as a result of the higher sales during the period compared with sales in the fourth quarter of 2006. Inventory decreased by 61% due to management’s efforts to reduce overall inventory levels and a greater percentage of product revenues representing goods that are shipped directly to customers from our contract manufacturers. Additionally, our levels of inventory and accounts payable tend to fluctuate as a result of sourcing products from China and long payment terms with certain suppliers.

Cash used in investing activities was $6,696,000 during the First Half 2007, reflecting purchases of short-term investments of $19,837,000, purchases of tooling and equipment totaling $935,000, and the cost to acquire new patents and patent application filings of $1,675,000. The new patents included patents acquired from Visteon Corporation by BSST totaling $1,500,000 in conjunction with the amendment to their development agreement. These amounts were partially offset by sales of short-term investments of

(15)

$15,751,000. Purchases of tooling and equipment for the period are primarily related to new equipment purchases for newly launched production programs and approximately $750,000 in leasehold improvements related to a refurbishment and expansion of our engineering and research center located in Irwindale, California. This project is expected to total $1,500,000 and will be completed during the fourth quarter of this year.

Cash provided by financing activities was $236,000 during the First Half 2007, representing the proceeds of Common Stock option exercises.

Related Party Transactions

We purchase thermoelectric devices from and have outsourced a portion of our production to Ferrotec Corporation (“Ferrotec”). Ferrotec owned 600,000 shares of our Common Stock as of June 30, 2007. Purchases of labor and services and components from Ferrotec were $11,028,000 for the First Half 2007. The Company had an accounts payable balance with Ferrotec of $3,934,000 as of June 30, 2007 and $3,718,000 as of December 31, 2006.

Recent Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company previously had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on financial statements. The Company is not currently under any income tax related examinations by the Internal Revenue Service or any state tax authorities.

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

(16)

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

(17)

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

Borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (8.25% at June 30, 2007). As of June 30, 2007, there were no borrowings outstanding under our line of credit.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents; consequently, all of the cash equivalents shown in the table below are expected to mature during the next 12 months. Our short-term investments consist of ARS which have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the auction mechanism of seven days. Our short-term investments also include United States Government Agency Bonds that mature during the fourth quarter of 2007 and Municipal Notes that are redeemable on a weekly basis. The carrying value approximates fair value at June 30, 2007.

Marketable Securities	Carrying Value	Average Rate of Return at June 30, 2007 (Annualized)
Cash equivalents	$1,900,000	4.87%

Short-term investments	$16,162,000	5.21%

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President & Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended June 30, 2007. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at June 30, 2007.

There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(18)

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

(19)

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

We have incurred substantial operating losses since our inception

Although we have reported operating income during the past three years, prior to that we incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of June 30, 2007, we had accumulated deficits since inception of $46,894,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At June 30, 2007, we had cash and cash equivalents of $2,237,000 and short-term investments of $16,162,000. Based on our current operating plan, we believe cash at June 30, 2007, along with the proceeds from future revenues and borrowings from our $10,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

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

(20)

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

(21)

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

(22)

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

(23)

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

(24)

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

Risks Relating to Share Ownership

Our quarterly results may fluctuate significantly, and the relatively small average daily trading volume of our Common Stock may adversely affect the liquidity of our Common Stock and stock price

Our quarterly operating results may fluctuate significantly in the future due to such factors as acceptance of our product by automotive manufacturers and consumers, timing of our product introductions, availability and pricing of components from third parties, competition, timing of orders, foreign currency exchange rates, technological changes and economic conditions generally. Broad market fluctuations in the stock markets can adversely affect the market price of our Common Stock. In addition, failure to meet or exceed analysts’ expectations of financial performance may result in immediate and significant price and volume fluctuations in our Common Stock.

Historically, the average daily trading volume of our Common Stock has been relatively low as compared to the total number of outstanding shares of Common Stock. Without a significantly larger number of shares made available for trading by the public, our Common Stock is less liquid than stocks with more trading activity, and as a result, trading prices of our Common Stock may significantly fluctuate and certain institutional investors may be unwilling to invest in such a thinly traded security.

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

(25)

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

(26)

PART II OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description
3.1.1	Articles of Incorporation (1)

3.1.2	Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company (14)

10.1*	1993 Stock Option Plan(4)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(5)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (12)

10.3.2*	Amendment to 2006 Equity Incentive Plan (13)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (14)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(4)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(6)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(7)

10.6.1	Investors Rights among the Company, Big Beaver Investments LLC and Westar Capital II LLC dated June 8, 1999(8) (includes preemption rights in favor of the investors thereunder)

10.6.2	First Amendment to Investors Rights Agreement among the Company, Big Beaver Investments LLC and Westar Capital II LLC dated March 16, 2000(3)

10.7.1*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(9)

10.7.2*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(11)

10.8	Employment Agreement between Dr. Lon E. Bell and BSST LLC dated May 30, 2001(9)

10.9	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(9)

10.10.1	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(8)

10.10.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC (11)

10.10.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC (11)

10.10.4	Third Amendment dated May 17, 2007 to Amended and Restated Operating Agreement of BSST LLC

10.11	Cross License Agreement between the Company and BSST LLC dated November 19, 2002 (10)

10.12	Reversionary Rights Agreement between BSST LLC and Dr. Lon E. Bell dated May 17, 2007

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.

(27)

(5)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.

(28)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: August 6, 2007

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 6, 2007

(29)