Form 10-Q
period 2007-09-30
AMERIGON INC
filed 2007-10-30
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☑

At October 30, 2007, the registrant had 21,748,733 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

T ABLE OF CONTENTS

(2)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$1,795	$2,440
Short-term investments	18,650	12,076
Accounts receivable, less allowance of $269 and $227, respectively	12,701	9,329
Inventory:
Raw materials	200	655
Finished goods	1,203	3,714

Inventory	1,403	4,369
Deferred income tax assets	3,900	3,839
Prepaid expenses and other assets	1,148	284

Total current assets	39,597	32,337
Property and equipment, net	3,507	1,986
Deferred financing costs	10	12
Patent costs, net of accumulated amortization of $60 and $18, respectively	2,607	835
Deferred income tax assets	6,684	7,226

Total assets	$52,405	$42,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,204	$5,615
Accrued liabilities	3,363	2,757
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	11,767	8,572
Deferred manufacturing agreement – long-term portion	500	650

Total liabilities	12,267	9,222
Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 21,735,633 and 21,335,188 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	62,396	61,606
Paid-in capital	21,595	21,024
Accumulated other comprehensive income – foreign currency	(15)	(12)
Accumulated deficit	(43,838)	(49,444)

Total shareholders’ equity	40,138	33,174

Total liabilities and shareholders’ equity	$52,405	$42,396

See accompanying notes to the consolidated condensed financial statements.

(3)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product revenues	$15,909	$12,729	$47,240	$35,579
Cost of sales	10,736	8,570	31,698	24,229

Gross margin	5,173	4,159	15,542	11,350
Operating expenses:
Research and development	1,990	1,811	5,585	4,973
Research and development reimbursements	(619)	(815)	(1,731)	(2,451)

Net research and development expenses	1,371	996	3,854	2,522
Selling, general and administrative	2,119	1,869	6,295	5,311

Total operating expenses	3,490	2,865	10,149	7,833

Operating income	1,683	1,294	5,393	3,517
Interest income	251	135	681	365
Other income	39	21	139	121

Earnings before income tax	1,973	1,450	6,213	4,003
Income tax expense (benefit)	(1,083)	550	607	1,519

Net income	$3,056	$900	$5,606	$2,484

Basic earnings per share:
Common Stock	$0.14	$0.04	$0.26	$0.12

Convertible Preferred Stock				$0.12

Diluted earnings per common share	$0.13	$0.04	$0.25	$0.11

Weighted average number of shares – basic
Common Stock	21,701	21,282	21,575	19,387

Convertible Preferred Stock (as converted)				1,875

Weighted average number of shares – diluted	22,748	22,141	22,555	20,193

See accompanying notes to the consolidated condensed financial statements.

(4)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net income	$5,606	$2,484
Adjustments to reconcile net income to cash provided by operating activities:
Deferred tax provision	483	1,438
Stock option compensation	571	317
Depreciation and amortization	433	371
Loss on disposal of property and equipment	11	33
Changes in operating assets and liabilities:
Accounts receivable	(3,373)	(4,023)
Inventory	2,965	(2,223)
Prepaid expenses and other assets	(865)	(100)
Accounts payable	2,549	1,691
Accrued liabilities	994	217

Net cash provided by operating activities	9,374	205
Investing Activities:
Purchases of short-term investments	(29,137)	(11,400)
Sales of short-term investments	22,563	12,325
Purchase of long-term investments	—	(659)
Purchase of property and equipment	(2,070)	(1,129)
Proceeds from property and equipment sales	—	2
Patent costs	(1,813)	(255)

Net cash used in investing activities	(10,457)	(1,116)
Financing Activities:
Checks issued in excess of bank balance	40	615
Proceeds from the exercise of Common Stock options	401	165

Net cash provided by (used in) financing activities	441	780

Foreign currency effect	(3)	(14)

Net decrease in cash and cash equivalents	(645)	(145)
Cash and cash equivalents at beginning of period	2,440	1,364

Cash and cash equivalents at end of period	$1,795	$1,219

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock under the 2006 Equity Incentive Plan	$389	$—

Cash paid for Taxes	$187	$121

See accompanying notes to the consolidated condensed financial statements.

(5)

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Currency Translation Adjustment	Total
	Shares	Amount
Balance at December 31, 2006	21,335	$61,606	$21,024	$(49,444)	$(12)	$33,174
Exercise of Common Stock options	160	401	—	—	—	401
Common Stock issued to employees	49	389	—	—	—	389
Cashless exercise of Warrants	192	—	—	—	—	—
Stock option compensation	—	—	571	—	—	571
Comprehensive income:
Currency translation	—	—	—	—	(3)
Net income	—	—	—	5,606	—
Total comprehensive income						5,603

Balance at September 30, 2007	21,736	$62,396	$21,595	$(43,838)	$(15)	$40,138

See accompanying notes to the condensed consolidated financial statements.

(6)

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops and markets proprietary, high- technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat (“CCS™”), which provides year-round comfort to passengers of automobiles by providing both heating and cooling to seat occupants. Since 2000, the Company has shipped over 3,300,000 units of its CCS product through September, 2007.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in our Form 10-K. Certain prior year amounts reported in the consolidated condensed statement of cash flows have been reclassified to conform to current year presentation. The reclassifications decreased cash provided by operating activities and increased cash provided by financing activities by $615,000 for the nine month period ended September 30, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in Thousands)		(in Thousands)
	2007	2006	2007	2006
Net income	$3,056	$900	$5,606	$2,484
Amount allocated to participating Convertible Preferred Stock	—	—	—	(219)

Income available to Common Stock	$3,056	$900	$5,606	$2,265

On January 31, 2006 the holders of the Series A Convertible Preferred Stock converted 4,500 of their outstanding shares to 2,686,568 Common Shares. During June 2006, the remaining outstanding 4,500 shares of Series A Convertible Preferred Stock were converted to 2,686,566 Common Shares. As a result of these conversions, no Series A Convertible Preferred Stock was outstanding as of or during the three and nine month periods ended September 30, 2007. Accordingly, no income was allocated to the Preferred Stock during this period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average number of shares for calculation of basic EPS – Common Stock	21,701,155	21,282,476	21,575,257	19,386,816
Impact of stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	1,047,043	733,544	930,985	695,427
Impact of warrants outstanding for the purchase of Common Stock	—	125,309	48,901	110,485

Weighted average number of shares for calculation of diluted EPS	22,748,198	22,141,329	22,555,143	20,192,728

The accompanying table represents Common Stock issuable upon the exercise of certain stock options, and Common Stock issuable upon the conversion of Series A Convertible Preferred Stock that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

(8)

Note 3 – Earnings per Share (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options outstanding under the 1993 and 1997 Stock Option Plans	12,000	18,500	12,000	22,100
Shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock	—	—	—	1,847,692

Total	12,000	18,500	12,000	1,869,792

The Company’s Series A Convertible Preferred Stock was a participating security.

Note 4 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three and nine month periods ended September 30, 2007 and 2006. Asset information by reportable segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended September 30,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2007
Product revenues	$15,909	$—	$—		$15,909
Operating income	4,466	(626)	(2,157	)(2)	1,683
2006
Product revenues	$12,729	$—	$—		$12,729
Operating income	3,507	(344)	(1,869	)(2)	1,294

(1)	BSST’s operating loss for the three months ended September 30, 2007 and 2006 is net of $619,000 and $815,000, respectively, of reimbursed research and development costs.

(2)	Represents corporate selling, general and administrative costs and includes depreciation expense of $46,000 and $42,000, for the three months ended September 30, 2007 and 2006, respectively.

(9)

Note 4 – Segment Reporting (Continued)

Nine Months Ended September 30,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2007
Product revenues	$47,240	$—	$—		$47,240
Operating income	13,516	(1,790)	(6,333	)(2)	5,393
2006
Product revenues	$35,579	$—	$—		$35,579
Operating income	9,424	(596)	(5,311	)(2)	3,517

(1)	BSST’s operating loss for the nine months ended September 30, 2007 and 2006 is net of $1,731,000 and $2,451,000, respectively, of reimbursed research and development costs.

(2)	Represents corporate selling, general and administrative costs and includes depreciation expense of $139,000 and $108,000, for the nine months ended September 30, 2007 and 2006, respectively.

Product revenues information by geographic area:

	Three Months Ended September 30,
	2007		2006
North America	$9,565	60%	$7,611	60%
Asia	5,418	34%	4,585	36%
Europe	926	6%	533	4%

Total product revenues	$15,909	100%	$12,729	100%

	Nine Months Ended September 30,
	2007		2006
North America	$28,927	61%	$24,553	69%
Asia	15,989	34%	10,493	29%
Europe	2,324	5%	533	2%

Total product revenues	$47,240	100%	$35,579	100%

Note 5 – Related Party Transactions

The Company has outsourced production of the second generation of the CCS product to a contract manufacturer, Ferrotec Corporation (“Ferrotec”), a Japanese company with operations located in Hangzhou, China. In addition, the Company purchases thermoelectric devices from Ferrotec. Ferrotec owned 600,000 (3%) shares of the Company’s Common Stock as of September 30, 2007. For the three months ended September 30, 2007 and 2006, purchases from this supplier totaled $6,783,000 and $6,636,000, respectively. For the nine months ended September 30, 2007 and 2006, purchases from this supplier totaled $17,811,000 and $14,941,000, respectively. The Company had an accounts payable balance with Ferrotec of $5,095,000 as of September 30, 2007 and $3,718,000 as of December 31, 2006.

(10)

Note 6 – Income Taxes

During the third quarter 2007, the Company substantially completed a study of its research and development activities and related expenses for the period from 1999 through 2006. As a result of this study, the Company has determined that its research and development expenses qualify for certain Federal and state research and development tax credits (“R&D Credits”) of approximately $1,700,000 for that period. The Company expects that it will qualify for further R&D Credits during 2007. As a result of these findings, the Company has recorded a deferred tax benefit and related deferred tax asset as of and for the period ended September 30, 2007. The following table provides a reconciliation between the statutory Federal income tax rate of 34% and the effective rate of income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Statutory Federal income tax rate	34.0%	34.0%	34.0%	34.0%
State tax, net of federal benefit	3.8%	2.1%	3.8%	2.1%
Nondeductible expenses	0.4%	0.2%	0.4%	0.2%
Nondeductible stock option compensation	2.3%	1.6%	2.3%	1.6%
R&D Credits for 2007	(11.7%)	—	(3.7%)	—
Other	3.2%	—	0.6%	—

Rate before prior year R&D Credits	32.0%	37.9%	37.4%	37.9%
R&D Credits for 1999 through 2006	(86.9%)	—	(27.6%)	—

Effective rate	(54.9%)	37.9%	9.8%	37.9%

Note 7 – New Accounting Pronouncements

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

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of September 2007, we have shipped over 3.3 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 22 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, and Hyundai Corporation.

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

Results of Operations

Third Quarter 2007 Compared with Third Quarter 2006

Product Revenues. Product revenues for the three months ended September 30, 2007 (“Third Quarter 2007”), were $15,909,000 compared with revenues of $12,729,000 for the three months ended September 30, 2006 (“Third Quarter 2006”), an increase of $3,180,000, or 25%. Higher sales were primarily the result of new model introductions, higher volumes on redesigned models and higher volumes on existing programs. These increases were partially offset by lower average unit prices. Unit shipments increased to 234,000 units for the Third Quarter 2007 compared with 179,000 units for the Third Quarter 2006. New products equipped with CCS and launched since the Second Quarter 2006 included the Jaguar XJ, Lexus 600HL and the Lincoln MKX. Lower average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having lower Amerigon content during the Third Quarter 2007 compared with that of the Third Quarter 2006. Content varies among programs based upon differing customer sourcing decisions for certain components that complement the CCS system. Since the Third Quarter 2006, we began shipping product for three vehicles currently offering CCS that were totally redesigned since the Second Quarter 2006: the Lincoln Navigator, Ford Expedition and Lexus LS460. Volume increased on existing programs primarily due to increased option rates for certain models offset partially by lower production volumes for those vehicles. Option rates represent the percentage of a specific model’s production that is equipped with the CCS system.

Cost of Sales. Cost of sales increased to $10,736,000 in the Third Quarter 2007 from $8,570,000 in the Third Quarter 2006. This increase of $2,166,000, or 25%, is attributable to higher sales volumes.

(12)

Net Research and Development Expenses. Net research and development expenses increased to $1,371,000 in the Third Quarter 2007 from $996,000 in the Third Quarter 2006. This $375,000, or 38%, increase was primarily due to increased research activities associated with our advanced TED program and lower research and development reimbursements. The lower research and development reimbursements reflect a reduction in our partnership activities with Visteon Corporation. We expect that our net research and development expenses will increase during the remainder of 2007 and in 2008 as we continue to increase our development activities supporting the advanced TED technology. Our research and development reimbursements may not increase proportionately to the increase in research and development expenses due to an increasing focus on certain TED material and production process technology advancements for which we do not plan to seek partnership support.

On June 29, 2007, our subsidiary BSST modified its exclusive development agreement with Visteon Corporation (“Visteon”) related to certain proprietary TED technology for automotive applications, permitting BSST to undertake further development with a limited number of additional development partners. Under the terms of the amendment, BSST acquired Visteon’s Thermoelectric-based HVAC systems technology and is now permitted to seek additional partners in Asia and Europe. The cost of the acquisition of these Visteon patents was $1,500,000 and has been capitalized as Patent Costs on the Consolidated Financial Statements. BSST is now working to select additional development partners to expand the market for Theremoelectric-based HVAC systems in the automotive market. Until these new partnerships are consummated, BSST’s research and development reimbursements will be reduced and Amerigon will be asked to fund a more significant portion of BSST’s operations. We are aggressively focused on cost reductions at BSST to minimize its funding requirements until new partnerships are finalized.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,119,000 in the Third Quarter 2007 compared with $1,869,000 in the Third Quarter 2006. This $250,000, or 13%, increase reflects an increase in stock option compensation of $66,000 related to options issued to employees on December 29, 2006, higher costs of the management incentive plan of $90,000 and other increases in administrative expenses.

Interest Income. We had interest income of $251,000 for the Third Quarter 2007 compared with $135,000 for the Third Quarter 2006. The increase of $116,000 resulted from higher cash and short-term investment balances during the Third Quarter 2007 compared with the Third Quarter 2006 and higher average yields on our cash investments (see “Liquidity and Capital Resources”).

Income Tax Expense. We recorded an income tax benefit totaling $1,083,000. The benefit resulted from the recognition of certain Federal and state research and development credits (“R&D Credits”) related to our research and development activities during 1999 through 2006. The total credit recorded for this period was approximately $1,700,000. We recorded these R&D Credits as a result of having substantially completed a detailed analysis during the Third Quarter 2007 which substantiated and quantified our ability to claim the credits. This credit was partially offset by our normal tax provision for the Third Quarter 2007. We have estimated that our effective tax rate for the year before recording the prior period R&D Credits was approximately 37%. This rate is lower than that recorded during the Second Quarter 2007 primarily due to an estimate made for R&D Credits which we plan to claim for 2007. Our current income tax expense is expected to be substantially offset by our net operating loss carryforwards. Therefore, we do not expect to have a significant cash outlay for income taxes in the current year. The income tax expense for the Third Quarter of 2006 was $550,000 representing an effective tax rate of 38%.

(13)

Nine Months Ending September 30, 2007 Compared with Nine Months Ending September 30, 2006

Product Revenues. Product revenues for the nine months ended September 30, 2007 (“YTD 2007”), were $47,240,000 compared with revenues of $35,579,000 for the nine months ended September 30, 2006 (“YTD 2006”), an increase of $11,661,000, or 33%. Higher sales were primarily the result of new model introductions and higher volumes on redesigned models. These increases were partially offset by lower sales for three models for which the production life ended during or after YTD 2006, lower average unit prices and lower volumes on existing programs. Unit shipments increased to 697,000 units for YTD 2007 compared with 494,000 units for YTD 2006. New products equipped with CCS and launched since September 30, 2006 included the Jaguar XJ, Lexus 600HL and the Lincoln MKX. Additionally, four models, the redesigned Cadillac Escalade, Cadillac Escalade ESV and Cadillac EXT, and the Land Rover Range Rover, were introduced during YTD 2006 but did not reach full volume levels until the third or fourth quarter of 2006. Lower average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having lower Amerigon content during the YTD 2007 compared with that of YTD 2006. Content varies among programs based upon differing customer sourcing decisions for certain components that complement the CCS system. The three vehicles which ended their production life during or after YTD 2006 were the Cadillac Escalade ESV Platinum, Lincoln LS and Mercury Monterey. No immediate replacements for these models have yet been introduced by our customers. Since June 30, 2006, we began shipping product for three vehicles currently offering CCS that were totally redesigned: the Lincoln Navigator, Ford Expedition and Lexus LS460.

Cost of Sales. Cost of sales increased to $31,698,000 during YTD 2007 (67%, as a percentage of product revenues) from $24,229,000 during YTD 2006 (68%, as a percentage of product revenues). This increase of $7,469,000, or 31%, is attributable to higher sales volumes.

Net Research and Development Expenses. Net research and development expenses increased to $3,854,000 during YTD 2007 from $2,522,000 during YTD 2006. This $1,332,000, or 53%, increase was primarily due to increased research activities associated with our advanced TED program and lower research and development reimbursements. The lower research and development reimbursements reflect a reduction in our partnership activities with Visteon Corporation. We expect that our net research and development expenses will increase during the remainder of 2007 and in 2008 as we continue to increase our development activities supporting the advanced TED technology. Our research and development reimbursements may not increase proportionately to the increase in research and development expenses due to an increasing focus on certain TED material and production process technology advancements for which we do not plan to seek partnership support.

On June 29, 2007, our subsidiary BSST modified its exclusive development agreement with Visteon Corporation (“Visteon”) related to certain proprietary TED technology for automotive applications, permitting BSST to undertake further development with a limited number of additional development partners. Under the terms of the amendment, BSST acquired Visteon’s Thermoelectric-based HVAC systems technology and is now permitted to seek additional partners in Asia and Europe. The cost of the acquisition of these Visteon patents was $1,500,000 and has been capitalized as Patent Costs on the Consolidated Financial Statements. BSST is now working to select additional development partners to expand the market for Theremoelectric-based HVAC systems in the automotive market. Until these new partnerships are consummated, BSST’s research and development reimbursements will be reduced and Amerigon will be asked to fund a more significant portion of BSST’s operations. We are aggressively focused on cost reductions at BSST to minimize its funding requirements until new partnerships are finalized.

(14)

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6,295,000 during YTD 2007 compared with $5,311,000 during YTD 2006. This $984,000, or 19%, increase principally reflects an increase in stock option compensation of $254,000 related to options issued to employees on December 29, 2006, higher costs of the management incentive plan of $524,000 and other increases in administrative expenses.

Interest Income. We had interest income of $681,000 during YTD 2007 compared with $365,000 during YTD 2006. The increase of $316,000 resulted from higher cash and short-term investment balances during YTD 2007 compared with YTD 2006 and higher average yields on our cash investments (see “Liquidity and Capital Resources”).

Income Tax Expense. We recorded an income tax expense totaling $607,000 representing our normal tax provision at an estimated effective tax rate of 37% during YTD 2007 partially offset by a benefit record for prior year R&D Credits totaling approximately $1,700,000. We recorded these R&D Credits as a result of having substantially completed a detailed analysis during the Third Quarter 2007 which substantiated and quantified our ability to claim the credits. Our current income tax expense is expected to be substantially offset by our net operating loss carryforwards. Therefore, we do not expect to have a significant cash outlay for income taxes in the current year. The income tax expense for YTD 2006 was $1,519,000 representing an effective tax rate of 38%.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	September 30, 2007	December 31, 2006
Cash and cash equivalents	$1,795,000	$2,440,000
Short-term investments	18,650,000	12,076,000

	$20,445,000	$14,516,000

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents decreased by $645,000 to $1,795,000 during YTD 2007. Short-term investments increased $6,574,000 to $18,650,000 during the same period. Our short-term investments are comprised of Auction Rate Securities (“ARS”), US Government Agency Bonds and Municipal Notes. ARS are pools of highly rated corporate debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. We invest in ARS that have auctions held every seven days.

Cash provided by operating activities during YTD 2007 was $9,374,000 and was attributable to net income, net of non-cash adjustments including deferred taxes of $483,000, stock option compensation of $571,000, depreciation and amortization of $433,000, and a decrease in net operating assets and liabilities of $2,270,000. The lower net operating assets and liabilities were primarily due to lower inventory and higher accounts payable and accrued liability balances offset partially by higher accounts receivable and prepaid expenses as of September 30, 2007, compared with December 31, 2006.

(15)

As of September 30, 2007, working capital was $27,830,000 and was $23,765,000 at December 31, 2006, representing an increase of $4,065,000, or 17%. This increase was primarily due to increases in short-term investments of $6,574,000, accounts receivable of $3,373,000 and by an increase in prepaid expenses of $865,000. These were offset partially by decreases in inventory of $2,965,000, cash and cash equivalents of $645,000 and by increases in accounts payable of $2,549,000 and accrued liabilities of $994,000. Accounts receivable increased as a result of the higher sales during the period compared with sales in the fourth quarter of 2006. Inventory decreased by 68% due to management’s efforts to reduce overall inventory levels and a greater percentage of products that are shipped directly to customers from our contract manufacturers. Additionally, our levels of inventory and accounts payable tend to fluctuate as a result of sourcing products from China and long payment terms with certain suppliers.

Cash used in investing activities was $10,457,000 during YTD 2007, reflecting purchases of short-term investments of $29,137,000, purchases of property and equipment totaling $2,070,000, and the cost to acquire new patents and patent application filings of $1,813,000. The new patents included patents acquired from Visteon Corporation by BSST totaling $1,500,000 in conjunction with the amendment to their development agreement. These amounts were partially offset by sales of short-term investments of $22,563,000. Purchases of property and equipment for the period are primarily related to new equipment purchases for newly launched production programs and approximately $1,537,000 in leasehold improvements related to a refurbishment and expansion of our engineering and research center located in Irwindale, California. This project is expected to be completed during the fourth quarter of this year.

Cash provided by financing activities was $441,000 during YTD 2007, primarily representing the proceeds of Common Stock option exercises.

Related Party Transactions

We purchase thermoelectric devices from and have outsourced a portion of our production to Ferrotec Corporation (“Ferrotec”). Ferrotec owned 600,000 shares of our Common Stock as of September 30, 2007. Purchases of labor and services and components from Ferrotec were $17,811,000 during YTD 2007. The Company had an accounts payable balance with Ferrotec of $5,095,000 as of September 30, 2007 and $3,718,000 as of December 31, 2006.

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

(16)

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

Borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (7.75% at September 30, 2007). As of September 30, 2007, there were no borrowings outstanding under our line of credit.

(17)

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents; consequently, all of the cash equivalents shown in the table below are expected to mature during the next 12 months. Our short-term investments consist of ARS which have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the auction mechanism of seven days. Our short-term investments also include United States Government Agency Bonds that mature during the fourth quarter of 2007 and Municipal Notes that are redeemable on a weekly basis. The carrying value approximates fair value at September 30, 2007.

Marketable Securities	Carrying Value	Average Rate of Return at September 30, 2007 (Annualized)
Cash equivalents	$1,300,000	4.89%

Short-term investments	$18,650,000	5.92%

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended September 30, 2007. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at September 30, 2007.

There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(18)

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

We have incurred substantial operating losses since our inception

Although we have reported operating income during the past three years, prior to that we incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of September 30, 2007, we had accumulated deficits since inception of $43,838,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At September 30, 2007, we had cash and cash equivalents of $1,795,000 and short-term investments of $18,650,000. Based on our current operating plan, we believe cash at September 30, 2007, along with the proceeds from future revenues and borrowings from our $10,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

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

(20)

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

(21)

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

(22)

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

(23)

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

(25)

PART II OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1.1	Articles of Incorporation (1)

3.1.2	Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company (13)

10.1*	1993 Stock Option Plan(3)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(4)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (11)

10.3.2*	Amendment to 2006 Equity Incentive Plan (12)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (13)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(3)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(5)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(6)

10.6.1*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.6.2*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(10)

10.7	Employment Agreement between Dr. Lon E. Bell and BSST LLC dated May 30, 2001(8)

10.8	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.9.1	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(7)

10.9.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC (10)

10.9.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC (10)

10.9.4	Third Amendment dated May 17, 2007 to Amended and Restated Operating Agreement of BSST LLC (14)

10.10	Cross License Agreement between the Company and BSST LLC dated November 19, 2002 (9)

10.11	Reversionary Rights Agreement between BSST LLC and Dr. Lon E. Bell dated May 17, 2007 (14)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.

(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.

(26)

(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference

(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.

(27)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: October 30, 2007

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: October 30, 2007

(28)