Form 10-K
period 2007-12-31
AMERIGON INC
filed 2008-02-14
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                         .

Commission file number 0-21810

AMERIGON INCORPORATED

(Exact name of registrant as specified in its charter)

Michigan	95-4318554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21680 Haggerty Road, Ste. 101, Northville,MI	48167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 504-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Stock Market

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2007, was $316,888,000. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the Common Stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant. As of February 13, 2008, there were 21,952,733 issued and outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III.

AMERIGON INCORPORATED

PART I

ITEM 1.    BUSINESS

General

Amerigon Incorporated (“Amerigon,” “we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and light truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of December 2007, we have shipped more than 3.5 million units of our CCS product to customers since we first began shipping CCS units in 2000. Our CCS product is currently offered as an optional feature on 25 automobile models produced by Ford Motor Company, General Motors, Toyota Motor Corporation, Nissan, and Hyundai.

In 2003, we launched a newly designed and more efficient version of the CCS that incorporates our new Micro Thermal Module™ (“MTM™” or “MTM”) technology. This new generation CCS system, which is based on our proprietary TED technology, is smaller, lighter, quieter and more versatile than its predecessor. In 2005 we began to produce MTM’s for several new automobile models which incorporate a number of new improvements representing our third generation of CCS development in less than five years. Several new models offering the latest generation MTM began production during 2006. Additionally, during 2006 we began to produce products that combine the original design structure of the CCS with the improvements of the latest MTM. We call this new design CCS II. Further generations of the CCS product are currently under development and we expect that they will be sold for installation on future automotive models.

In late 2007, we began to produce components for our first non-automotive TED based product called the C2™ Climate Control device. The C2 is produced and marketed by Zeeland, Michigan based Herman Miller, Inc. Our subsidiary, BSST LLC (“BSST”), manufactures and supplies the TED based thermal components for the C2. The C2 is a personal heating and cooling system that allows users to regulate the temperature of their personal work space, depending on their preference. The device is approximately 10 inches tall and is designed to be used in close proximity to the user and consumes less then 80 watts of electricity in either heating or cooling modes. The C2 is expected to be available on the market in January 2008.

In 2008, we will be launching a ventilated only variant of the CCS. This product will work in a similar fashion to our CCS, only there will be no active cooling capability and no TED. In the cooling mode, the vent only system will use the ambient cabin air to provide a degree of cooling comfort to the seat occupant. In the heating mode, the vent only system will be supplemented with more traditional resistive heating elements. This system has a lower price and is targeted to certain lower cost vehicle models and certain geographical markets.

Corporate Information

We were incorporated in 1991 and originally focused our efforts on developing electric vehicles and high technology automotive systems. Because the electric vehicle market did not develop as anticipated, we have focused our efforts on advanced TED technologies and applications including our CCS product. At the present time the CCS and the C2 are our only products. We are presently working on developing products that utilize our proprietary TED technology in other non-CCS applications

We are incorporated under the laws of the State of Michigan. Our internet website address is www.amerigon.com. Our annual or transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission.

Business Strategy

Our strategy is to become the leading provider of TED based products through strategic partnerships based upon existing relationships with automobile manufacturers and market leaders in other industries and their suppliers. Our strategy includes the following key elements:

•	Developing TED based products in partnership with capable sectoral partners using our proprietary developed, highly efficient TEDs through our subsidiary, BSST;

•	Further improve the efficiency of our TED systems on a proprietary basis thorough continued research and development;

•	Enter into new markets with our existing and future TED proprietary technology;

•	Continuing to encourage automobile manufacturers to specify that their seat suppliers offer our CCS product;

•	Working with first tier seat suppliers to offer our product to their customers;

•	Continuing to improve our CCS technology for performance, efficiency and packageability;

•	Increasing global penetration with automotive companies; and

•	Continuing to expand our intellectual property.

Products

Thermoelectric device (TED)

Our current and future planned products are based upon our internally developed advanced TED technology. A TED is a solid state circuit that has the capability to produce both a hot and cold thermal condition. This is known as the Peltier effect. The advantages of advanced TEDs over conventional compressed gas systems is that they are environmentally friendly, less complex as they have no moving parts, are compact and light weight. Traditional TEDs are not widely utilized in the global product marketplace because they are inherently inefficient. Through our BSST subsidiary we have worked for the past seven years developing innovations that improve TED efficiency. We currently hold eleven. U.S. patents related to these innovations and have ten additional U.S. patents pending. Our progress to date has been to improve TED efficiency by an approximate factor of two. We believe that an improvement factor of four is required for a number of practical commercial applications. This improvement is likely to require the development of advanced materials and manufacturing processes to produce those materials in sufficient quantities. Advanced TED materials are currently being researched by concerns other than us. There can be no assurance as to when these materials will become available, if at all, or whether practical manufacturing processes can be developed for such materials.

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

We are constructing test systems to demonstrate performance and to develop a comprehensive knowledge of the technology as applied to various potential large market sectors beyond automotive seating, including other automotive applications, stationary temperature management, aerospace and defense, individual comfort, waste heat harvesting and primary power generation. Our objective is for our unique technology to occupy an important place in the value chain of a new class of solid state energy conversion systems that replace existing electromechanical devices in the above mentioned applications.

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

In 2007, BSST successfully completed the second phase of its Automotive Waste Heat Recovery Program and as a result was awarded a Phase 3 Program by the U.S. Department of Energy (“DOE”). BSST leads a development team that includes Visteon Corporation, BMW of North America, Marlow Industries, the DOE’s National Renewable Energy Laboratory and Jet Propulsion Laboratory/California Institute of Technology. The objective of this four phase program is to demonstrate a viable thermoelectric-based vehicle waste heat recovery and power generation system that will improve the efficiency of vehicles powered by internal combustion engines. In the first phase of the program, successfully concluded in June 2005, the team established a vehicle system architecture for a BMW’s series 5 engine and conducted a comprehensive analysis to determine the technical and commercial viability of its power generation concept. In the second phase the team built and tested prototype key subsystems including a thermoelectric power generator, electronic power control system and exhaust gas heat exchanger. In Phase 3, scheduled for completion in 2008, the team will integrate and operate the subsystems together in a bench test environment. Seventy five percent of the total cost of this program is paid for with Federal funds, while selected project team members, including BSST, will bear the remaining cost. Through December 31, 2007, we have received a total of $3.8 million in program funding from the DOE since the program began in 2005. Additional funds are expected as the program continues. However, the actual amount contributed may be reduced, as the funding provisions supporting this program require the DOE to approve and release funds only on a phase-by-phase basis, according to project progress and revisions made in the scope of the project. In addition, funds must be made available through the annual Federal budget process each year before any funding release can be made.

The net amounts spent for research and development activities in 2007, 2006 and 2005 were $5,081,000, $3,367,000 and $2,633,000, respectively. Because of changing levels of research and development activity, our research and development expenses fluctuate from period to period. Also included in research and development are expenses associated with BSST of $2,591,000, $930,000 and $178,000 for 2007, 2006 and 2005, respectively. BSST’s expenses are net of reimbursement for customer funded research and development of $2,464,000, $3,331,000 and $3,496,000 for 2007, 2006 and 2005, respectively.

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

For our most recent fiscal year, our revenues from sales to our three largest customers, NHK, Lear and Bridgewater were $19,324,000, $18,483,000, and $16,273,000, representing 30%, 29%, and 26% of total revenues, respectively. The loss of any one of these customers is likely to have a material adverse impact on our business.

Replacing the traditional seat heater, our CCS product is offered as an optional feature on the following vehicle models:

Manufacturer	Model	CCS Style	Year Launched(1)
Ford Motor Company	Lincoln MKZ	MTM	2005
	Lincoln MKX(3)	MTM	2006
	Lincoln MKS	MTM	2008
	Lincoln Navigator(3)	MTM	1999
	Ford Expedition	MTM	2002

General Motors	Cadillac Escalade	MTM	2006
	Cadillac Escalade ESV(3)	MTM	2006
	Cadillac Escalade EXT	MTM	2006
	Cadillac DTS(3)	MTM	2003
	Cadillac XLR	CCS	2003
	Buick Lucerne	MTM	2005

Toyota Motor Corporation	Lexus LS 460(2)(3)	CCS II	2000
	Lexus LX 570	CCS II	2007
	Toyota Celsior(4)	CCS II	2000
	Toyota Century(4)	CCS	2005

Nissan	Infiniti M35	CCS	2005
	Infiniti M45	CCS	2004
	Nissan Fuga(4)	CCS	2005
	Infiniti Q45	CCS	2002
	Nissan Cima(4)	CCS	2002

Hyundai	Equus(2)(4)	CCS	2003
	Genesis	CCS II	2007

Jaguar	XJ	MTM	2007
	FX	MTM	2007

Land Rover	Range Rover	MTM	2006

(1)	Represents the year in which the current model or a predecessor model first offered CCS as an option.
(2)	Vehicle is equipped with CCS in both front and rear seat positions.
(3)	Model is a redesigned successor to a model which previously offered CCS as an option.
(4)	Vehicle is produced for the Asian market only.

Our product revenues for each of the past three years were divided among original equipment manufacturers automotive (“OEMs”) as follows:

Manufacturer	2007	2006	2005
General Motors	30%	42%	32%
Ford Motor Company	28	24	31
Toyota Motor Corporation	23	17	8
Nissan	7	11	21
Hyundai	6	4	8
Land Rover	6	2	—

Total	100%	100%	100%

In November 2003, we formed our wholly owned subsidiary, Amerigon Asia Pacific, Inc., a Japanese company (“Amerigon Asia Pacific”), to provide administrative support and engineering activities related to our customers based in Japan.

Outsourcing, Contractors and Suppliers

Through 2002, we had been engaged in manufacturing our CCS product for three years in Southern California, producing moderate quantities. During 2002, we completely outsourced production to lower-cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. We currently have contract manufacturing relationships with several suppliers who have manufacturing locations in China, Mexico and Japan.

In March 2001, we entered into a manufacturing and supply agreement with Tokyo-based Ferrotec Corporation (“Ferrotec”). In exchange for a $2 million fee, we granted Ferrotec the exclusive right to manufacture CCS products for ultimate distribution to our customers within certain Asian countries, subject to Ferrotec’s obligation to be competitive in certain key supplier attributes. The region includes China, Japan, Taiwan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the agreement began April 1, 2001 and expires on April 1, 2011.

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

We believe that potential competitors are working to develop systems for both active heating and cooling of automotive car seats. Previously, our competition was limited to companies that supplied heated-only seats or a product that circulates ambient air through a seat without active cooling similar to the ventilation only system that we will be introducing in 2008. In addition, certain vehicle manufacturers have, for some time, offered options on certain models that combine heated seats with circulation of ambient air. It is possible that our competitors will be able to expand or modify their current products to more directly compete with our CCS system.

Financial Information About Industry Segments and Geographic Areas

Our business segment and geographic areas information is incorporated herein by reference to Note 14 of our consolidated financial statements and related financial information indexed on page F-1 of this report.

Employees

As of December 31, 2007, Amerigon and its subsidiaries employed a total of 71 individuals, including 20 at BSST and six at Amerigon Asia Pacific. Amerigon also has retained the services of 10 outside contractors. None of our employees is subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

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

We have incurred substantial operating losses since our inception

Although we have reported operating income during the past four years, prior to that we incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of December 31, 2007, we had accumulated deficits since inception of $42,709,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At December 31, 2007, we had cash and cash equivalents of $1,170,000 and short-term investments of $23,925,000. Based on our current operating plan, we believe cash at December 31, 2007, along with the proceeds from future revenues and borrowings from our $10,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

Our ability to market our products successfully depends on acceptance of our product by original equipment manufactures and consumers

We are engaged in a lengthy development process of our advanced TEDs which involves developing prototypes for proof of concept and then adapting the basic systems to actual products produced by existing manufactures of products that may use TEDs. While we currently have active development programs with various partners no assurance can be given that our advanced TEDs will be implemented in any related products. To date, CCS is our sole commercialized product and there is no assurance that we will be successful in marketing any additional products using TEDs.

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

The outsourcing of production to other countries entails risks of production interruption and unexpected costs

We outsource production of our CCS product to lower cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. Such production is currently completed by suppliers located in Nogales, Mexico and Nagoya, Japan and three cities in China; Shenzhen, Tianjin and Hangzhou,. Our use of suppliers located outside of the United States entails risk of production interruption and unexpected costs due to the extended logistics.

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

Any failure to protect our intellectual property could harm our business and competitive position

As of December 31, 2007, we owned sixteen U.S. patents and had thirty-four U.S. patents pending and our subsidiary BSST owned nine U.S. patents, one foreign patent and had eleven U.S. patents pending and thirty-two foreign patents pending. We were also licensees of three patents and joint owners with Honda Motor Co. of two U.S. patents and five Japanese patents. We also owned thirty-eight foreign patents and had twelve foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. The first of the three licensed patents expires on November 17, 2008. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties, totaling $100,000 annually, and must continue to comply with those licensing agreements. Failure to do so or loss of such agreements could materially and adversely affect our business.

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

We lease our corporate headquarters of approximately 12,100 square feet in Farmington Hills, Michigan (although located in Farmington Hills, such property has a Northville, Michigan mailing address) and we lease research and development facilities of approximately 33,000 square feet in Irwindale, California. Our Michigan lease expires August 31, 2011, and the California lease expires March 31, 2016. We have the right to terminate the California lease on March 31, 2011 and September 30, 2013. The current monthly rent of the Michigan lease, including rent and operating expense allocations, is approximately $20,000. The current monthly rent of the California lease, including rent, property taxes and insurance, is approximately $37,000. We also lease office space in Japan, which costs approximately $10,000 per month. We believe that these facilities are adequate and suitable for their present requirements.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, but there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Stock Market under the symbol ARGN. The following table sets forth the high and low sale prices for our common stock as reported on The Nasdaq Stock Market for each quarterly period from January 1, 2006 through December 31, 2007.

2006	High	Low
1st Quarter	$7.92	$4.62
2nd Quarter	9.60	7.00
3rd Quarter	9.00	6.22
4th Quarter	10.50	8.16
2007
1st Quarter	$12.83	$9.11
2nd Quarter	18.60	11.30
3rd Quarter	20.64	14.15
4th Quarter	22.35	16.11

As of February 10, 2008, there were approximately 3,413 holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). We have not paid any cash dividends since formation and we do not expect to pay any cash dividends in the foreseeable future. During 2007, including during the fourth quarter of 2007, we did not repurchase any shares of our common stock. We have not sold any securities during the past three years which were not registered under the Securities Act.

For details concerning securities authorized for issuance under our equity compensation plans, see Item 12 of this Report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from our audited financial statements, some of which appear under Item 15 of this Report. This selected financial data might not be a good indicator of our expected results for fiscal 2008. You should read the selected financial data together with the financial statements and notes to financial statements from which this information is derived and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report.

	Year Ended December 31,
	(In thousands except per share data)
	2007	2006	2005	2004	2003
Product revenues	$63,630	$50,609	$35,737	$32,710	$29,042
Operating income (loss)	7,705	5,513	2,570	786	(1,554)
Net income (loss)(1)	7,375	3,514	16,549	1,059	(1,415)
Basic earnings (loss) per share:
Common Stock	0.34	0.17	0.79	0.06	(0.12)
Convertible Preferred Stock		0.17	0.79	0.06	—
Diluted earnings (loss) per share	0.33	0.16	0.76	0.05	(0.12)
Accumulated deficit	(42,069)	(49,444)	(52,958)	(69,507)	(70,566)

	As of December 31,
	(In thousands)
	2007	2006	2005	2004	2003
Working capital(2)	$30,538	$23,765	$15,646	$9,571	$4,122
Total assets	55,986	42,396	37,253	16,293	11,234
Long term obligations	450	650	850	1,050	1,250

(1)	Net income for the year ended December 31, 2005 reflects a reduction in the valuation allowance relating to the Company’s Federal Net Operating Loss (NOL) carryforwards resulting in an income tax benefit of $13,495. During the third quarter 2007, the Company substantially completed a study of its research and development activities and related expenses for the period from 1999 through 2006. As a result of this study, the Company determined that its research and development expenses qualify for certain Federal and state research and development tax credits (“R&D Credits”) for that period and a deferred tax benefit was recorded for the value of those credits, approximately $1,700. See Note 4 to the Consolidated Financial Statements under Item 15 for a more detailed explanation.
(2)	Represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, develop and market proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers. In 2007, we completed our eighth full year of producing and selling our Climate Control Seat™ (“CCS™”) product, which provides year-round comfort by providing both active heating and cooling to seat occupants. Since we started commercial production, we have shipped more than 3,500,000 units of our CCS product to several customers: Bridgewater, NHK, Lear, JCI, Marubeni Vehicle Corporation, and Intier Automotive. These customers in turn sell our product, as a component of an entire seat or seating system, to automobiles manufactured by Ford Motor Company, General Motors, Toyota Motor Corporation and Nissan. We also sell directly to Hyundai.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. These estimates and assumptions include, but are not limited to:

•	Warranty reserves,

•	Allowances for doubtful accounts,

•	Income taxes,

•	Inventory reserves,

•	Stock compensation and

•	Patents.

Accrued Warranty Costs

We do not offer our customers explicit warranty terms; however, we do honor warranty claims for defective products. We have secured errors and omissions insurance which provides certain coverage for defects in our product designs; however, we do not maintain a product recall insurance policy. Provision for estimated future cost of warranty for product delivered is recorded when revenue is recognized. While we believe our warranty reserve is adequate and that the judgment applied is appropriate, such estimates could differ materially from what will actually transpire in the future. The warranty policy is reviewed by management annually. Based on historical information available to the Company and claims filed to date, which have been minimal to date, the warranty accrual is periodically adjusted to reflect management’s best estimate of future claims.

Income Taxes

Our income taxes are determined under guidelines prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method specified by SFAS 109, our deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and State tax rates. A valuation allowance is provided for a portion of our net deferred tax assets when we consider it more likely than not that the asset will not be realized. Prior to 2005, a full valuation allowance was provided against the net deferred tax asset. Our deferred tax assets are largely comprised of net operating losses (“NOLs”) generated during our development period. We have now been profitable for the past four years and expect to be profitable in the future. As such, we have concluded that it is more likely than not that we will realize a portion of our net deferred tax assets and reversed a portion of the valuation allowance during the fourth quarter of 2005. We recorded a benefit for income taxes in 2005 as a result of this reversal totaling $14,357,000. At December 31, 2007 and 2006, a valuation allowance has been provided for an estimated portion of our NOL’s generated prior to a 1999 change in control, as defined by the internal revenue code, which limits our ability to utilize those NOL’s. At our current rate of taxable income, we expect to utilize the NOLs not subject to this limitation over the next two years. If future annual taxable income were to be significantly less than current and projected levels, there is a risk that some of our NOLs not subject to the 1999 change in control limitation would expire. We do not expect significant differences between our taxable income and our book earnings before income taxes.

As required by Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies SFAS 109, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Stock Based Compensation

During 2006, we adopted Statement of Financial Accounting Standard 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation expense based upon the fair value on the date of grant. We determine fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of the Company’s common stock and that of an index of companies in our industry group. Since the Company has little historical data to help evaluate the expected lives of options, we considered several other factors in developing this assumption including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. We believe that the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value.

Patents Costs

Our business strategy largely centers on designing products based upon internally developed and licensed technology. When possible we protect these technologies with patents. We capitalize the costs of purchasing, developing and filing new patent applications. These costs consist of legal and filing fees. These costs are then amortized on a straight-line basis over their estimated economic useful life which is generally 17 years. We periodically review the recoverability and remaining life of our capitalized patents based upon market conditions, competitive technologies and our projected business plans. Changes in these conditions could materially impact the carrying value for our capitalized patents.

Results of Operations Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Product Revenues.    Product revenues for 2007 were $63,630,000 compared with revenues of $50,609,000 for 2006, an increase of $13,021,000, or 26%. Higher sales were primarily the result of new model introductions and higher volumes on redesigned models. These increases were partially offset by lower sales for three models for which the production life ended during or after 2006, lower average unit prices and lower volumes on existing programs. Unit shipments increased to 939,000 units for 2007 compared with 718,000 units for 2006. New products equipped with CCS and launched during 2007 included the Jaguar XJ, Jaguar XF, Hyundai Genesis, Lexus 600HL, Lexus LX 570 and the Lincoln MKX. Additionally, four models, the redesigned Cadillac Escalade, Cadillac Escalade ESV and Cadillac EXT, and the Land Rover Range Rover, were introduced during 2006 but did not reach full volume levels until the third or fourth quarter of 2006. Lower average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having lower Amerigon content during 2007 compared with that of 2006. Content varies among programs based upon differing customer sourcing decisions for certain components that complement the CCS system. The three vehicles which ended their production life during or after 2006 were the Cadillac Escalade ESV Platinum, Lincoln LS and Mercury Monterey. No immediate replacements for these models have yet been introduced by our customers. Since June 30, 2006, we began shipping product for three vehicles currently offering CCS that were totally redesigned: the Lincoln Navigator, Ford Expedition and Lexus LS460. During 2008, we expect that our product revenues will continue to grow in the range of 30 to 40 percent. The growth in 2008 will be primarily driven by additional new program launches and the full year effect of model launches in 2007. These effects are expected to be partially offset by lower volumes on existing programs resulting from general softness in the North American automotive market.

Cost of Sales.    Cost of sales increased to $42,302,000 during 2007 (66%, as a percentage of product revenues) from $34,109,000 during 2006 (67%, as a percentage of product revenues). This increase of $8,193,000, or 24%, is attributable to higher unit sales volumes offset partially by a favorable change in the mix of products sold and better coverage of fixed costs.

Net Research and Development Expenses.    Net research and development expenses increased to $5,081,000 during 2007 from $3,367,000 during 2006. This $1,714,000, or 51%, increase was primarily due to increased research activities associated with our advanced TED program and lower research and development reimbursements. The lower research and development reimbursements reflect a reduction in our partnership activities with Visteon Corporation (“Visteon”). We expect that our net research and development expenses will increase further during 2008 as we continue to increase our development activities supporting the advanced TED technology. Our research and development reimbursements may not increase proportionately to the increase in research and development expenses due to an increasing focus on certain TED material and production process technology advancements for which we do not plan to seek partnership support.

On June 29, 2007, our subsidiary BSST amended its exclusive development agreement with Visteon related to certain proprietary TED technology for automotive applications, permitting BSST to undertake further development with a limited number of additional development partners. Under the terms of the amendment, BSST acquired Visteon’s Thermoelectric-based HVAC systems technology and is now permitted to seek additional partners in Asia and Europe. The cost of the acquisition of these Visteon patents was $1,500,000 and has been capitalized as Patent Costs on the Consolidated Balance Sheet as of December 31, 2007. BSST is now working to select additional development partners to expand the market for Theremoelectric-based HVAC systems in the automotive market. Until these new partnerships are consummated, BSST's research and development reimbursements will be reduced and Amerigon will fund a more significant portion of BSST's operations. We are aggressively focused on cost reductions at BSST to minimize its funding requirements until new partnerships are finalized.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $8,542,000 during 2007 compared with $7,620,000 during 2006. This $922,000, or 12%, increase principally reflects higher costs in our marketing department of $314,000, higher costs of the management incentive plan of $390,000 and other increases in administrative expenses. We increased the size of our marketing staff, incurred greater travel costs and moved into a larger Tokyo office as we prepare for a significant number of new program launches expected in 2008 and beyond. Due to the nature of our industry, our marketing team is primarily focused on activities associated with securing future business and less on managing existing product orders.

Interest Income.    We had interest income of $961,000 during 2007 compared with $523,000 during 2006. The increase of $438,000, or 84%, resulted from higher cash and short-term investment balances during 2007 compared with 2006 and higher average yields on our cash investments (see “Liquidity and Capital Resources” below).

Income Tax Expense.    We recorded an income tax expense totaling $3,170,000 representing our normal tax provision and an effective tax rate of 36% during 2007. This was partially offset by a benefit recorded for prior year R&D Credits totaling approximately $1,700,000 which decreased our effective tax rate to 17%. We recorded these R&D Credits as a result of having substantially completed a detailed analysis during the third quarter of 2007 which substantiated and quantified our ability to claim the credits. Our current income tax expense is expected to be substantially offset by our net operating loss carryforwards. Therefore, we do not expect to have a significant cash outlay for income taxes in the current year or in 2008. At the end of 2007, our remaining available Federal NOL’s totaled $19,286,000. The income tax expense for 2006 was $2,693,000 representing an effective tax rate of 43%. During the year ended December 31, 2006, the Company reduced its deferred tax assets related to state net operating losses in order to reflect these assets at their proper carrying amount. The effect of this matter increased income tax expense by approximately $215,000 and our effective income tax rate by approximately 3.5% for the year ended December 31, 2006.

Results of Operations Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Product Revenues.    Product revenues for 2006 were $50,609,000 compared with revenues of $35,737,000 for 2005, an increase of $14,872,000, or 42%. Higher sales were primarily the result of new model introductions partially offset by lower sales for four models for which the production life ended prior to or during 2006. Unit shipments increased to 718,000 for 2006 compared with 503,000 units for 2005. New products equipped with CCS and launched since 2005 were the Lincoln MKX, Land Rover’s Range Rover and the redesigned Cadillac Escalade, Cadillac Escalade ESV and Cadillac Escalade EXT. Additionally, two models, the Lincoln MKZ (f.k.a the Lincoln Zephyr) and Buick Lucerne, were introduced during the Third Quarter 2005 but did not reach full volume levels until the fourth quarter of 2005. The four vehicles which ended their production life prior to or during 2006 were the Cadillac Escalade ESV Platinum, Lincoln Aviator, Lincoln LS and Mercury Monterey. No immediate replacements for these models have yet been introduced by our customers. We began shipping product for three vehicles currently offering CCS that were totally redesigned during the period, the Lincoln Navigator, Ford Expedition and Lexus LS460.

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

Selling, General and Administrative Expenses.     Selling, general and administrative expenses increased to $7,620,000 in 2006 compared with $5,462,000 in 2005. This $2,158,000, or 40%, increase reflects stock option compensation of $822,000 recorded in conjunction with the adoption of SFAS 123R, and higher costs associated with our program to implement Rule 404 of the Sarbanes-Oxley Act, higher costs for an increase in marketing activities during the year and a customer reimbursement in 2005 of expenses associated with our European office. There was no such customer reimbursement in 2006 and no such stock option cost in 2005.

Interest Income.    We had interest income of $523,000 for 2006 compared with $283,000 for 2005. The increase of $240,000 resulted from higher cash reserves during 2006 compared with 2005 and higher average yields on our cash investments (see “Liquidity and Capital Resources” below).

Income Tax Expense.    We recorded an income tax expense totaling $2,693,000 representing an effective tax rate of 43% for 2006. This expense is primarily a deferred tax expense; our current income tax payable at December 31, 2006 is only $181,000. At the end of 2006, our remaining available Federal NOL’s totaled $25,925,000. As a result, we do not expect to have a significant cash outlay for income taxes for the next two to three years. No income tax expense was recorded during 2005 since a valuation allowance had been fully provided against all our deferred tax assets. During the fourth quarter of 2005 we reassessed and reversed a significant amount of the valuation allowance based upon the Company’s recent earnings record and its improved future prospects. During the year ended December 31, 2006, the Company reduced its deferred tax assets related to state net operating losses in order to reflect these assets at their proper carrying amount. The effect of this matter increased income tax expense by approximately $215,000 and our effective income tax rate by approximately 3.5% for the year ended December 31, 2006.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	December 31, 2007	December 31, 2006
	(in Thousands)
Cash and cash equivalents	$1,170	$2,440
Short-term investments	23,925	12,076

	$25,095	$14,516

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of further business opportunities. Cash and cash equivalents decreased by $1,270,000 to $1,170,000 in 2007. Short-term investments increased by $11,849,000 to $23,925,000 during the same period.

Our short-term investments are comprised of Auction Rate Securities (“ARS”) and Municipal Notes (“Notes”). ARS are pools of highly rated corporate debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. All ARS carry AAA credit ratings from either Moody’s Investors Service or Standard & Poor’s and have auctions every seven days. The Notes have been given a MIG 1 rating (Municipal Investment Grade 1) by Moody’s Investors Service, pay interest monthly at a floating rate and mature on March 1, 2008. The credit risk for these cash equivalents and short-term investments is considered limited.

Cash provided by operating activities during 2007 was $14,237,000 and was attributable to net income, net of non-cash adjustments including deferred taxes of $1,314,000, stock option compensation of $742,000, depreciation and amortization of $654,000 and a decrease in net operating assets and liabilities of $3,823,000. The lower net operating assets and liabilities were primarily due to lower inventory and higher accounts payable and accrued liability balances offset partially by higher accounts receivable and prepaid expenses as of December 31, 2007, compared with December 31, 2006.

As of December 31, 2007, working capital was $30,538,000 and was $23,765,000 at December 31, 2006, representing an increase of $6,773,000, or 28%. This increase was primarily due to increases in short-term investments of $11,849,000, accounts receivable of $2,658,000 and prepaid expenses of $312,000. These were offset partially by decreases in inventory of $2,150,000, cash and cash equivalents of $1,270,000 and by increases in accounts payable of $3,025,000 and accrued liabilities of $1,618,000. Accounts receivable increased as a result of the higher sales during the fourth quarter of 2007 compared with sales in the fourth quarter of 2006. Inventory decreased by 49% due to management’s efforts to reduce overall inventory levels and a greater percentage of products that are shipped directly to customers from our contract manufacturers. Our levels of inventory and accounts payable tend to fluctuate as a result of sourcing products from China and long payment terms with certain suppliers.

Cash used in investing activities was $16,536,000 during 2007, reflecting purchases of short-term investments of $38,862,000, purchases of property and equipment totaling $2,751,000 and the cost to acquire new patents and patent application filings of $1,936,000. The new patents included patents acquired from Visteon Corporation by BSST totaling $1,500,000 in conjunction with the amendment to the joint development agreement. These amounts were partially offset by sales of short-term investments of $27,013,000. Purchases of property and equipment for the period are primarily related to new equipment purchases for newly launched production programs and approximately $1,385,000 in leasehold improvements related to a refurbishment and expansion of our engineering and research center located in Irwindale, California.

Cash provided by financing activities was $1,033,000 during 2007, representing the proceeds of Common Stock option exercises.

On October 28, 2005, the Company obtained a new $10,000,000 credit line (“Revolving Credit Line”) with Comerica Bank to fund future working capital requirements. At December 31, 2007, no revolving loans were outstanding and $9,835,000 was available under the Revolving Credit Line. Loans under the Revolving Credit Line can be made, at the election of the Company, as Prime-based loans or Eurodollar-based loans. Interest is payable in arrears quarterly on Prime-based loans, and in arrears of one, two or three months on Eurodollar-based loans, determined by the length of the Eurodollar-based loan, as selected by the Company. Prime-based loans bear interest at Comerica Bank’s prime rate (7.25% at December 31, 2007). Eurodollar-based loans bear interest at a variable rate plus an applicable margin as outlined in the Revolving Credit Line agreement. The applicable margin is based upon the Company’s Leverage Ratio, as defined by the Revolving Credit Line agreement. The Revolving Credit Line also provides for a letter of credit sub-facility of $5,000,000. At December 31, 2007, there was one letter of credit issued in the amount of $165,000. Under the terms of the credit agreement, the Company must maintain certain financial ratios including a minimum tangible net worth ratio, maximum leverage ratio and maximum ratio of funded debt to EBITDA, as defined by the credit agreement. The Revolving Credit Line is secured by all of the Company’s assets and expires on November 1, 2009. We are currently in compliance with all provisions of the credit agreement.

BSST is engaged in a research and product development effort to improve the efficiency of thermoelectric devices. Amerigon and Dr. Lon E. Bell own 85% and 15%, respectively, of the outstanding interests in BSST. Outstanding incentive and option agreements for BSST management could reduce Amerigon’s 85% ownership interest to 81% if all incentive targets are achieved and all of the options are awarded. The Company has, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year; however, the Company has the option to fund additional amounts to BSST if the Board of Directors of BSST so requests.

For the quarter ended December 31, 2007, we posted our 17th consecutive quarterly profit. We expect to continue to operate at a profit at average sales volumes comparable to or better than that of the fourth quarter of 2007. The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing activities. Based on its current operating plan, management believes cash and equivalents and short-term investments at December 31, 2007 along with proceeds from future revenues and borrowings from its Revolving Credit Line are sufficient to meet operating needs for the foreseeable future.

Recent Accounting Pronouncements

On January 1, 2007, we adopted the provisions of FIN 48. We previously had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the financial statements. The Company is not currently under any income tax related examinations by the Internal Revenue Service or any state tax authorities.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 requires that non-refundable advance payments for future research and development activities should be deferred and capitalized and is effective for us on January 1, 2008. The adoption of EITF 07-03 is not expected to have a material impact on the financial statements.

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

Tabular Disclosure of Contractual Obligations

As of December 31, 2007, the following amounts, aggregated by type of contract obligation, are known to come due in the periods stated:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Operating Lease Obligations	$3,754	$818	$1,508	$1,099	$329

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents; consequently, all of the marketable securities shown in below are expected to mature during 2008. The carrying value approximates fair value at December 31, 2007.

Marketable Securities	Carrying Value	Average Rate of Return at December 31, 2007
Cash equivalents	$945,000	4.55%
Short-term investments	$23,925,000	5.80%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Financial Information — Selected Quarterly Financial Data

Unaudited Quarterly Financial Data

For the Years Ended December 31, 2007 and 2006

(In thousands, except per share data)

	For the three months ended,
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Product revenues	$16,273	$15,058	$15,909	$16,390
Gross margin	5,214	5,155	5,173	5,786
Operating income	1,918	1,792	1,683	2,312
Net income(1)	1,294	1,256	3,056	1,769
Basic earnings per share:
Common Stock	0.06	0.06	0.14	0.08
Diluted earnings per share	0.06	0.06	0.13	0.08

	For the three months ended,
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Product revenues	$10,441	$12,409	$12,729	$15,030
Gross margin	3,308	3,883	4,159	5,150
Operating income	1,078	1,145	1,294	1,993
Net income(1)	768	816	900	1,030
Basic earnings per share:
Common Stock	0.04	0.04	0.04	0.05
Convertible Preferred Stock(2)	0.04	0.04
Diluted earnings per share	0.03	0.04	0.04	0.05

(1)	Net income for the quarter ended September 30, 2007 included a deferred income tax benefit related to certain research and development tax credits (“R&D Credits”) associated with our research and development activities for the years 1999 through 2006 totaling $1,700,000. This adjustment increased basic earnings per common share for the three months ended September 30, 2007 by $0.07. See Note 4 to the Consolidated Financial Statements under Item 15. During the fourth quarter of 2006, the Company adjusted its deferred tax assets related to state net operating losses and correspondingly, also increased income tax expense by approximately $175,000. This adjustment reduced basic earnings per common share for the fourth quarter ended December 31, 2006 by $0.01. See Note 4 to the Consolidated Financial Statements under Item 15.
(2)	During the first and second quarter of 2006 all of the Series A Preferred Stock was converted to common stock.

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

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, both as of December 31, 2007. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of December 31, 2007. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of our internal control over financial reporting as stated in their report under Item 15.

February 13, 2008

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained under the captions entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Code of Ethics” in our definitive proxy statement to be filed with the SEC in connection with our 2008 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions entitled “Director Compensation,” “Executive Compensation,” “Summary Compensation Table,” “Compensation Committee Interlocks and Insider Participation,” “Option Grants in the Last Fiscal Year,” “Aggregated Options Exercised and Year-End Values” and “Report of the Compensation Committee on Executive Compensation” in our definitive proxy statement to be filed with the SEC in connection with our 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained under the captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC in connection with our 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained under the caption entitled “Certain Transactions” and “Independence of the Board of Directors” in our definitive proxy statement to be filed with the SEC in connection with our 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption entitled “Report of the Audit Committee” in our definitive proxy statement to be filed with the SEC in connection with our 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of the Company and report of independent accountants are included in Item 8 of this Annual Report:

2.	Financial Statement Schedule.

The following Schedule to Financial Statements is included herein:

Schedule II—Valuation and Qualifying Accounts.

3.	Exhibits.

The exhibits to this Report are as follows:

Exhibit Number	Description
3.1.1	Articles of Incorporation(1)

3.1.2	Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company(13)

10.1*	1993 Stock Option Plan(3)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(4)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan(11)

10.3.2*	Amendment to 2006 Equity Incentive Plan(12)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan(13)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(3)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(5)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(6)

Exhibit Number	Description
10.6.1*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)
10.6.2*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(10)
10.7	Employment Agreement between Dr. Lon E. Bell and BSST LLC dated May 30, 2001(8)
10.8	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)
10.9.1	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(7)
10.9.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC(10)
10.9.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC(10)
10.10	Cross License Agreement between the Company and BSST LLC dated November 19, 2002(10)
10.11	Reversionary Rights Agreement between BSST LLC and Dr. Lon E. Bell dated May 17, 2007 (14)
21	List of Subsidiaries
23.1	Consent of Grant Thornton LLP
23.2	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.
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

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash & cash equivalents	$1,170	$2,440
Short-term investments	23,925	12,076
Accounts receivable, less allowance of $542 and $227, respectively	11,672	9,329
Inventory	2,219	4,369
Deferred income tax assets	3,784	3,839
Prepaid expenses and other assets	595	284

Total current assets	43,365	32,337
Property and equipment, net	3,965	1,986
Deferred financing costs	9	12
Patent costs, net of accumulated amortization of $121 and $28, respectively	2,679	835
Deferred income tax assets	5,968	7,226

Total assets	$55,986	$42,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,640	$5,615
Accrued liabilities	3,987	2,757
Deferred manufacturing agreement—current portion	200	200

Total current liabilities	12,827	8,572
Deferred manufacturing agreement—long term portion	450	650

Total liabilities	13,277	9,222
Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 21,917,733 and 21,335,188 issued and outstanding at December 31, 2007 and 2006, respectively	63,028	61,606
Paid-in capital	21,766	21,024
Accumulated other comprehensive income—foreign currency	(16)	(12)
Accumulated deficit	(42,069)	(49,444)

Total shareholders’ equity	42,709	33,174

Total liabilities and shareholders’ equity	$55,986	$42,396

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Product revenues	$63,630	$50,609	$35,737
Cost of sales	42,302	34,109	25,072

Gross margin	21,328	16,500	10,665
Operating costs and expenses:
Research and development expenses	7,545	6,698	6,129
Reimbursed research and development expenses	(2,464)	(3,331)	(3,496)

Net research and development expenses	5,081	3,367	2,633
Selling, general and administrative	8,542	7,620	5,462

Total operating costs and expenses	13,623	10,987	8,095

Operating income	7,705	5,513	2,570
Interest income	961	523	283
Other income	179	171	201

Earnings before income tax	8,845	6,207	3,054
Income tax expense (benefit)	1,470	2,693	(13,495)

Net income	$7,375	$3,514	$16,549

Basic earnings per share:
Common Stock	$0.34	$0.17	$0.79

Convertible Preferred Stock		$0.17	$0.79

Diluted earnings per share	$0.33	$0.16	$0.76

Weighted average number of shares—basic
Common Stock	21,636	19,876	15,496

Convertible Preferred Stock (as converted)		1,402	5,373

Weighted average number of shares—diluted	22,627	20,701	16,116

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred Stock	Common Stock		Paid-in Capital	Accumulated Deficit	Currency Translation Adjustment	Total
		Shares	Amount
Balance at December 31, 2004	$8,267	14,693	$51,277	$20,202	$(69,507)	—	$10,239
Exercise of warrants to purchase Common Stock for cash, net of cash expenses of $12	—	1,037	1,784	—	—	—	1,784
Cashless exercise of warrants to purchase Common Stock	—	107	—	—	—	—	—
Exercise of Common Stock options for cash	—	38	81	—	—	—	81
Net Income	—	—	—	—	16,549	—	16,549

Balance at December 31, 2005	$8,267	15,875	$53,142	$20,202	$(52,958)	—	$28,653
Conversion of Series A Convertible Preferred shares to Common Stock	(8,267)	5,373	8,222	—	—	—	(45)
Exercise of Common Stock options for cash	—	87	242	—	—	—	242
Stock option compensation	—	—	—	822	—	—	822
Comprehensive income:
Currency translation	—	—	—	—	—	(12)
Net income	—	—	—	—	3,514	—
Total comprehensive income							3,502

Balance at December 31, 2006	$—	21,335	$61,606	$21,024	$(49,444)	$(12)	$33,174
Exercise of Common Stock options for cash	—	342	1,033	—	—	—	1,033
Common Stock issued to employees	—	49	389	—	—	—	389
Cashless exercise of Warrants	—	192	—	—	—	—	—
Stock option compensation	—	—	—	742	—	—	742
Comprehensive income:
Currency translation	—	—	—	—	—	(4)
Net income	—	—	—	—	7,375	—
Total comprehensive income							7,371

Balance at December 31, 2007	$—	21,918	$63,028	$21,766	$(42,069)	$(16)	$42,709

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating Activities:
Net income	$7,375	$3,514	$16,549
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	654	489	440
Deferred income tax expense (benefit)	1,314	2,512	(13,578)
Stock option compensation	742	822	—
Provision for doubtful accounts	315	(68)	236
Loss on disposal of property and equipment	14	29	—
Changes in operating assets and liabilities:
Accounts receivable	(2,658)	(1,370)	(3,357)
Inventory	2,150	(1,656)	(812)
Prepaid expenses and other assets	(312)	(276)	296
Accounts payable	3,025	292	2,123
Accrued liabilities	1,618	530	623

Net cash provided by operating activities	14,237	4,818	2,520
Investing Activities:
Purchases of short-term investments	(38,862)	(19,901)	(19,450)
Sales of short-term investments	27,013	17,800	16,000
Purchase of property and equipment	(2,751)	(1,518)	(427)
Patent costs	(1,936)	(308)	(206)

Net cash used in investing activities	(16,536)	(3,927)	(4,083)
Financing Activities:
Cash paid for financing costs	—	—	(16)
Proceeds from sale of common stock, net of cash expenses	1,033	197	1,865

Net cash provided by (used in) financing activities	1,033	197	1,849

Foreign currency effect on cash and cash equivalents	(4)	(12)	—
Net (decrease) increase in cash and cash equivalents	(1,270)	1,076	286
Cash and cash equivalents at beginning of period	2,440	1,364	1,078

Cash and cash equivalents at end of period	$1,170	$2,440	$1,364

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—	—

Cash paid for taxes	256	103	60

Supplemental disclosure of non-cash transactions:
Common stock issued to employees	389	—	—

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — The Company

The Company designs, develops and markets proprietary technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped more than 3,500 units of its CCS product through 2007. Although the Company markets CCS to OEMs, the Company’s primary customers are the OEM’s tier one seating suppliers including, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Marubeni Vehicle Corporation (“Marubeni”), Dymos Incorporated (“Dymos”) and Intier Automotive (“Intier”). Hyundai Motor Company (“Hyundai”), an OEM, is also a direct customer.

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

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation

Consolidation

The consolidated financial statements at December 31, 2007, reflect the consolidated financial position and consolidated operating results of the Company, BSST and Amerigon Asia Pacific Inc. Intercompany accounts have been eliminated in consolidation. The 15% of BSST not owned by the Company is reflected as minority interest, however, BSST’s cumulative losses since inception exceed the minority interest balance.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents.

Short-Term Investments

The Company’s short-term investments consist of $20,925 of Auction Rate Securities (“ARS”) and $3,000 of Municipal Notes (“Notes”) which represent funds available for current operations. ARS are debt instruments with a long-term nominal maturity for which the interest rate is reset through a “Dutch auction” process. The Company invests in ARS that have auctions held every seven days. The Notes pay interest at a floating rate and mature on March 1, 2008.

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

Accrued Warranty Costs

The Company recognizes an estimated cost associated with its standard warranty on CCS products at the time of sale. The amount recognized is based on estimates of future failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period:

	December 31,
	2007	2006
Balance at beginning of year	$539	$416
Expense	159	123

Balance at end of year	$698	$539

Concentration of Credit Risk

Financial instruments, which subject the Company to concentration of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments are invested in a money market fund managed by a major U.S. financial services company, ARS backed by commercial paper instruments and municipal notes. All ARS carry AAA credit ratings from either Moody’s Investors Service or Standard & Poor’s and have auctions every seven days. The municipal notes have been given a MIG 1 rating (Municipal Investment Grade 1) by Moody’s Investors Service. The credit risk for these cash equivalents and short-term investments is considered limited. Credit risk associated with accounts receivable is limited by the large size and creditworthiness of the Company’s commercial customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and does not require collateral. As of December 31, 2007 Lear, Bridgewater and NHK comprised 35%, 20%, and 13% respectively, of the Company’s accounts receivable balance. As of December 31, 2006 Lear, Bridgewater and NHK comprised 51%, 20%, and 11%, respectively, of the Company’s accounts receivable balance. These accounts are currently in good standing.

Inventory

Inventory is valued at the lower of cost (the first-in, first-out basis) or market. The Company provides a reserve for obsolete and slow moving inventories based upon estimates of future sales and product redesign. The following is a reconciliation of the changes in the inventory reserve (in thousands):

	December 31,
	2007	2006
Balance at beginning of year	$522	$285
Expense	47	283
Inventory write off	(232)	(46)

Balance at end of year	$337	$522

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Deferred Manufacturing Agreement

The Manufacturing and Supply Agreement (“Ferrotec Agreement”) created by the $2 million payment received in 2001 from Ferrotec Manufacturing (“Ferrotec”), a Tokyo-based manufacturer, (Note 13) is being amortized on a straight line basis through April 2011. This amortization is reported as other income.

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

Patent Costs

Patent costs include the direct legal expenses and patent office filing fees related to internally developed patents and cost of purchased patent rights. Patent costs are amortized upon issuance using the straight-line method over their estimated economic useful life which is generally 17 years. Estimated useful lives are evaluated annually and, where appropriate, the lives and related amortization expense are adjusted on a prospective basis.

Impairments of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that carrying amount of a long-lived asset may not be recoverable, the Company will compare the carrying amount of the asset to the amount of the expected future undiscounted cash flows related to the asset to determine if a write down to fair value is required. No such events occurred during 2007.

Product Revenues

The Company sells its products under purchase order contracts issued by its customers. These contracts involve the sale of goods at fixed prices and provide for related transfer of ownership risk to the customer upon shipment from the Company’s warehouse location. Payment terms of these contracts range from 30 to 90 days from the date of shipment. The Company does not extend cash discounts for early payment. Revenue is recognized on the date of shipment of the goods.

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

The Company has Joint Development Agreements with Visteon Corporation (“Visteon”) and United Technologies Corporation and other third parties. These agreements provide for the joint development of certain TED based products for specific markets whereby the Company is reimbursed for certain development costs on an as incurred basis. The agreements do not provide for specific amounts of reimbursement. Under the terms of the agreements each of the parties retains ownership rights to certain intellectual property developed in the course of the development agreement but grants the other a non-exclusive, royalty free license to that technology subject to certain limitations. The agreements also create a four year exclusive supply arrangement where certain product components would be supplied by the Company.

On June 29, 2007, the Company amended its exclusive development agreement with Visteon related to certain proprietary TED technology for automotive applications, permitting the Company to undertake further development with a limited number of additional development partners. Under the terms of the amendment, BSST acquired Visteon’s Thermoelectric-based HVAC systems technology and is now permitted to seek additional partners in Asia and Europe. The cost of the acquisition of these Visteon patents was $1,500,000 and has been capitalized as Patent Costs on the Consolidated Balance Sheet as of December 31, 2007. BSST is now working to select additional development partners to expand the market for Theremoelectric-based HVAC systems in the automotive market.

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

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Income Taxes

Income taxes are determined under guidelines prescribed by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and State tax rates. A valuation allowance is provided for net deferred tax assets when management considers it more likely than not that the asset will not be realized. As required by Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies SFAS 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties related to income tax matters in income tax expense.

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

Stock Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS 123R, “Share-Based Payment”. This statement focuses primarily on accounting for transactions in which an entity provides stock based compensation to its employees, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all share based award grants after the effective date and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered. The Company’s stock option compensation expense and related deferred tax benefit were $742 and $81, respectively, for the year ended December 31, 2007 and were $822 and $50 for the year ended December 31, 2006.

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

2005
Net income, as reported	$16,549
Value of stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(429)

Pro forma net income	$16,120

Earnings per share:
Basic—Common Stock—as reported	$0.79
Basic—Common Stock—pro forma	$0.77
Basic—Convertible Preferred Stock—as reported	$0.79
Basic—Convertible Preferred Stock—pro forma	$0.77
Diluted—as reported	$0.76
Diluted—pro forma	$0.74

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 — Details of Certain Financial Statement Components

	December 31,
	2007	2006
Inventory:
Raw materials	$329	$655
Finished Goods	1,890	3,714

	$2,219	$4,369

Property and equipment:
Equipment	$1,040	$2,158
Production tooling	1,566	1,274
Leasehold improvements	92	300
Computer equipment and software	1,012	451
Construction in progress	1,807	621

	5,517	4,804
Less: Accumulated depreciation	(1,552)	(2,818)

	$3,965	$1,986

Accrued liabilities:
Accrued management bonuses	$1,432	$1,036
Accrued salaries and benefits	344	242
Accrued warranty	698	539
Other accrued liabilities	1,513	940

	$3,987	$2,757

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 — Income Taxes

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following:

	December 31,
	2007	2006
Deferred tax assets:
Net operating losses	$14,512	$17,069
Research and development credits	2,011	—
Other credits	288	238
Valuation reserves and accrued liabilities	1,085	962
Ford VPA warrants	—	735
Deferred revenue	233	306
Depreciation	253	253
Other	288	186

	18,670	19,749
Deferred tax liabilities:
Accounts receivable	(167)	(180)
Patent costs	(291)	(189)
Property and equipment	(226)	(71)
Other	(10)	(20)

	(694)	(460)
Valuation allowance	(8,224)	(8,224)

Net deferred tax asset	$9,752	$11,065

During 2005 a valuation allowance of $13,578 was reversed based upon management’s expectation that the net deferred tax assets resulting after the valuation allowance reversal are more likely then not to be recovered through future taxable income.

During the third quarter 2007, the Company substantially completed a study of its research and development activities and related expenses for the period from 1999 through 2006. As a result of this study, the Company determined that its research and development expenses qualify for certain Federal and state research and development tax credits (“R&D Credits”) of approximately $1,700 for that period. The Company expects that it will qualify for further R&D Credits during 2007. As a result of these findings, the Company recorded a deferred tax benefit and related deferred tax asset during the year ended December 31, 2007.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 — Income Taxes (Continued)

Reconciliations between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2007 are as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory Federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
State Tax, net of federal benefit	2.2%	2.3%	2.0%
Nondeductible expenses	0.3%	1.3%	0.2%
Nondeductible stock option compensation	2.0%	3.1%	—
R&D Credits	(22.9%)	—	—
Other	1.0%	2.7%	—
Change in valuation allowance	—	—	(478.1%)

Effective rate	16.6%	43.4%	(441.9%)

The Company has Federal Net Operating Loss (“NOL”) carryforwards of $42,686 at December 31, 2007, which expire between 2009 and 2023. Approximately $30,494 of the Federal NOLs were incurred prior to the June 8, 1999 Preferred Financing, which qualified as a change in ownership under Section 382 of the Internal Revenue Code (“IRC”). Due to this change in ownership, the NOL accumulated prior to the change in control can only be utilized against current earnings up to a maximum annual limitation of approximately $591. As a result of the annual limitation, approximately $23,400 of these carryforwards are expected to expire before ultimately becoming available to reduce future tax liabilities. A second change in control took place on September 22, 2006 when an accumulation of trades of the Company’s Common Stock by certain of the Company’s large shareholders exceeded a three year cumulative amount of 50% of the Company’s total Common Stock outstanding. The resulting annual change in control limitation of approximately $8,135 is not expected to have a material impact on the utilization of the amounts of the NOLs subject to this limitation which is approximately $12,193. At December 31, 2007, the Company also has state NOL carryforwards of $2,551 which expire between 2010 and 2013.

The provision (benefit) for income taxes is comprised of the following:

	Year Ended December 31,
	2007	2006	2005
Currently payable	$156	$181	$83
Deferred	1,314	2,512	(13,578)

	$1,470	$2,693	$(13,495)

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. Due to the Company’s history of net operating losses, as of December 31, 2007 we have not concluded any U.S. Federal or state tax matters for any prior year. There are no U.S. Federal or state tax returns currently under examination.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 — Income Taxes (Continued)

The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the financial statements. The reconciliation of the beginning and ending amount of unrecognized tax benefits that would favorably affect the effective income tax rate in the future periods is as follows:

2007
Balance at January 1, 2007	$—
Additions based on tax position related to current year	223
Additions for tax position of prior years	150

Pro forma net income	$373

During the year ended December 31, 2006, the Company reduced its deferred tax assets related to state net operating losses in order to reflect these assets at their proper carrying amount. The effect of this matter increased income tax expense by approximately $215,000 and our effective income tax rate by approximately 3.5% for the year ended December 31, 2006.

Note 5 — Financing

On October 28, 2005, the Company obtained a $10,000 credit line (“Revolving Credit Line”) with Comerica Bank to fund future working capital requirements. At December 31, 2007, no revolving loans were outstanding and $9,835 was available under the Revolving Credit Line. Loans under the Revolving Credit Line can be made, at the election of the Company, as Prime-based loans or Eurodollar-based loans. Interest is payable in arrears quarterly on Prime-based loans, and in arrears of one, two or three months on Eurodollar-based loans, determined by the length of the Eurodollar-based loan, as selected by the Company. Prime-based loans bear interest at Comerica Bank’s prime rate (7.25% at December 31, 2007). Eurodollar-based loans bear interest at a variable rate plus an applicable margin as outlined in the Revolving Credit Line agreement. The applicable margin is based upon the Company’s Leverage Ratio, as defined by the Revolving Credit Line agreement. The Revolving Credit Line also provides for a letter of credit sub-facility of $5,000. At December 31, 2007 outstanding letters of credit were $165. The Revolving Credit Line is secured by all of the Company’s assets and expires on November 1, 2009. Under the terms of the credit agreement, the Company must maintain certain financial ratios including a minimum tangible net worth ratio, maximum leverage ratio and maximum ratio of funded debt to EBITDA, as defined by the credit agreement. At December 31, 2007 the Company was in compliance with all terms of the credit agreement.

Note 6 — Convertible Preferred Stock

On June 8, 1999, the Company issued 9,000 shares of Series A Convertible Preferred Stock and warrants to purchase, as adjusted, up to 1,644,664 shares of Common Stock in exchange for $9,001. Series A Convertible Preferred Stock were convertible into 5,373,134 shares of Common Stock. On January 31, 2006 the holders of the Series A Convertible Preferred Stock converted 4,500 of their outstanding shares to 2,686,568 Common Shares. During June 2006, the remaining outstanding 4,500 Series A Convertible Preferred Stock converted to 2,686,566 Common Shares. As a result of these conversions, no Series A Convertible Preferred Stock was outstanding as of or during the year ended December 31, 2007.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 7 — Stock Warrants

The following table lists the stock warrants outstanding at December 31, 2006. All such warrants were exercised during 2007 on a cashless basis resulting in 191,858 shares of Common Stock being issued.

	2006	Exercise Price
Ford VPA warrants	108,345	$2.75
Ford VPA warrants	216,690	$5.75

	325,035

Warrants for 1,143,856 shares of common stock were exercised during 2005 of which 107,468 were cashless exercises. Proceeds received from the warrant exercises was $1,784, net of expenses of $12.

Note 8 — Accounting for Stock Based Compensation

On May 18, 2006, the shareholders of the Company approved the Amerigon Incorporated 2006 Equity Incentive Plan (the “2006 Plan”) which authorized 1,800,000 shares of common stock to be available for issuance under this plan. The 2006 Plan permits the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights, restricted stock and restricted stock units, performance shares and certain other awards to key employees, outside directors and consultants and advisors of the Company. Prior to the creation of the 2006 Option Plan, the Company issued options under the Amended and Restated 1997 Stock Incentive Plan (the “1997 Plan”) and the 1993 Stock Option Plan (the “1993 Plan” and, together with the 2006 Plan and the 1997 Plan, the “Plans”). As of December 31, 2007 the Company had an aggregate of 1,558,480 shares of common stock available to issue under the 2006 Plan and no shares available to issue under either the 1993 Plan or the 1997 Plan.

The 2006 Plan expires in May 2016. The 1997 plan and the 1993 Plan each expired in April 2007 and April 2003, respectively; however, certain options issued under such plans have not expired. The Plans are administered by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions are determined by the Board of Directors at its sole discretion, in order to attract and retain personnel instrumental to the success of the Company. Stock options granted under the Plans have lives for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant.

Options are generally granted with various vesting periods generally ranging between three to five years for employees and one year for directors. Option vesting may be accelerated at the discretion of the Board of Directors.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The following assumptions were used for options issued in the following periods:

	2007	2006	2005
Expected volatility	36-44%	44-55%	68%
Weighted average expected volatility	43%	46%	68%
Expected lives	5 yrs.	5 yrs.	5 yrs.
Risk-free interest rate	3.72-4.69%	4.30-4.69%	4.48%
Expected dividend yield	none	none	none

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 8 — Accounting for Stock Based Compensation (Continued)

Expected volatilities are based on the historical volatility of the Company’s common stock and that of an index of companies in our industry group. Since the Company has little historical data to help evaluate the expected lives of options, we considered several other factors in developing this assumption including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends.

The following table summarizes stock option activity during the year ended December 31, 2007:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,843,434	$4.69
Granted	77,000	11.64
Exercised	(342,167)	3.03
Forfeited	(31,050)	9.90

Outstanding at December 31, 2007	1,547,217	$5.30	5.90	$24,507

Exercisable at December 31, 2007	1,270,584	$4.36	5.25	$21,319

The weighted-average grant-date fair value of options granted during the year ended December 31, 2007, 2006 and 2005 was $5.15, $4.12 and $2.52, respectively. The total intrinsic value of options exercised during the year ended December 31, 2007 and 2006 was $5,020 and $513, respectively.

As of December 31, 2007, there was $952 of total unrecognized compensation cost related to nonvested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of two years. Compensation expense for the year ended December 31, 2007 and 2006 was $742 and $822, respectively.

On a cumulative basis, options exercised under all of the Company’s option plans have had intrinsic value on the date of exercise in excess of their estimated fair value of approximately $4,030.

On March 14 2007, the Company issued 16,171 shares of Common Stock and 32,349 shares of restricted stock to certain employees under the 2006 Equity Incentive Plan in lieu of a portion of their 2006 cash bonus. The restricted shares become unrestricted in two equal installments on March 14, 2008 and on March 14, 2009. Employees who hold the restricted shares have been guaranteed the original cash value of the first restricted share installment totaling, in aggregate, $194 in the event that they should leave the company before the date that the first restricted share installment becomes unrestricted. No such guarantee has been provided for the second restricted share installment. Compensation expense of $389 related to the unrestricted Common Stock and the first restricted stock installment was recorded under selling, general and administrative expenses in 2006. Compensation expense of $194 related to the second restricted stock installment is being amortized on a straight-line basis over the two year restricted period beginning March 15, 2007 and ending on March 15, 2009.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 — Earnings per share

Income available to Common Stock is derived as follows:

	Year ended December 31,
	2007	2006	2005
Net income	$7,375	$3,514	$16,549
Amount allocated to participating Convertible Preferred Stock	—	(232)	(4,260)

Income available to Common Stock - basic	$7,375	$3,282	$12,289

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

	Year ended December 31,
	2007	2006	2005
Weighted average number of shares for calculation of basic EPS—Common Stock	21,636,260	19,876,241	15,496,334
Stock options under Plans	953,910	707,437	460,987
Shares of Common stock issuable upon the exercise of warrants	37,084	117,698	159,123

Weighted average number of shares for calculation of diluted EPS	22,627,254	20,701,376	16,116,444

The accompanying table represents Common Stock issueable upon the exercise of certain stock options and warrants, and the Common Stock issuable upon the conversion of Series A Convertible Preferred Stock that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Year ended December 31,
	2007	2006	2005
Stock options outstanding for the 1993, 1997 and 2006 Stock Options Plans	13,000	114,600	329,500
Shares of Common Stock issuable upon the exercise of warrants	—	—	216,690
Common Stock issuable upon the conversion of Series A Convertible Preferred Stock	—	1,402,167	5,373,134

Total	13,000	1,516,767	5,919,324

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 10 — Ford Agreement

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

As part of the VPA, the Company granted to Ford warrants exercisable for Common Stock. A warrant for the right to purchase 82,197 shares of Common Stock at an exercise price of $2.75 per share was issued and fully vested on March 27, 2000. In addition, Ford received an additional fully vested warrant to purchase 26,148 shares of Common Stock at an exercise price of $2.75 per share due to a one time anti-dilution provision of the VPA that was triggered by the Company’s Private Placement in June 2000. On December 10, 2003, Ford earned an additional warrant for 216,690 shares of Common Stock at an exercise price of $5.75. The Ford warrants contained a cashless exercise provision, which allowed Ford to exercise their warrants and receive a number of shares equal in value to the difference between the then market price of the Common Stock and the exercise price of the warrant, multiplied by the number of warrant shares being exercised. On March 14, 2007 Ford exercised all of its warrants on a cashless basis resulting in the issuance of 191,858 Common Shares.

Note 11 — Licenses

In 1992, the Company obtained the worldwide license to manufacture and sell technology for a CCS product to individual automotive OEMs. Under the terms of the license agreement, royalties are payable based on cumulative net sales and do not require minimum payments. The Company has recorded royalty expense under this license agreement of $1,117, $844 and $578 in 2007, 2006 and 2005, respectively. These royalties are recorded as cost of goods sold.

Note 12 — Commitments

The Company leases its corporate offices in Farmington Hills, Michigan from Eight Mile/Haggerty Office, LLC. The lease agreement expires on August 31, 2011 and requires the Company to pay $20 per month. The Company leases its technical facility in Irwindale, California from Norac, Inc. The lease agreement expires on March 31, 2016, and provides the Company a termination right on March 31, 2011 and again on September 30, 2013. Monthly rent payments under the lease, $37 at December 31, 2007, are subject to fixed annual increases up to a monthly payment amount of $41 through September 30, 2013, the date of the second termination right. The Company records rent expense on a straight-line basis equal to the average rent payment during the term of the lease which is $37 per month. The Company also leases certain equipment under operating leases, which expire at various times through 2011. Rent expense under all of the Company’s operating leases was $1,076, $715 and $735 for 2007, 2006 and 2005, respectively. Future minimum lease payments under all operating leases are $818, $764, $744, $669 and $430 in 2008 through 2012, respectively, and $329 thereafter.

On March 28, 2001, the Company entered into the Ferrotec Agreement with Ferrotec, a related party (see Note 14). The Agreement grants to Ferrotec the exclusive right to manufacture CCS units in certain countries primarily located in the Far East (the “Territory”) for ultimate distribution by the Company to its customers within the Territory. The Territory includes China, Japan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the Ferrotec Agreement began April 1, 2001 and expires on April 1, 2011.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 12 — Commitments (Continued)

The $2,000 fee paid by Ferrotec to the Company in connection with the Ferrotec Agreement has been recorded as a deferred manufacturing agreement liability on the consolidated balance sheets and is being amortized as other income on a straight-line basis over the term of the Ferrotec Agreement at a rate of $200 a year.

Note 13 — Related Party Transactions

The Company has outsourced production of the second generation of the CCS product to a contract manufacturer, Ferrotec Corporation (“Ferrotec”), a Japanese company with operations located in Hangzhou, China. Ferrotec owned 600,000 shares of the Company’s Common Stock as of December 31, 2007. Purchases of labor services and components were $25,357, $20,854 and $10,162 for 2007, 2006 and 2005, respectively. The accounts payable balances due to Ferrotec were $4,879 and $3,718 for 2007 and 2006, respectively.

Note 14 — Segment Reporting

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

Total assets at December 31, 2007 were $53,302 for CCS and $2,804 for BSST. Total assets at December 31, 2006 were $41,390 for CCS and $1,006 for BSST. The table below presents information about the reported product revenues and operating income of the Company for the years ended December 31, 2007, 2006 and 2005.

			Reconciling items	As Reported
	CCS	BSST
2007:
Product revenues	$63,630	$—	$—	$63,630
Operating income (loss)	18,838	(2,591)	(8,542)	7,705

2006:
Product revenues	$50,609	$—	$—	$50,609
Operating income (loss)	14,063	(930)	(7,620)	5,513

2005:
Product revenues	$35,737	$—	$—	$35,737
Operating income (loss)	8,210	(178)	(5,462)	2,570

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 14 — Segment Reporting (Continued)

BSST’s operating loss is net of reimbursement for developmental expense of $2,464, $3,331 and $3,496 for the years ended 2007, 2006 and 2005, respectively. Reconciling items include selling, general and administrative costs of $8,542, $7,620 and $5,462, respectively, for years ended December 31, 2007, 2006 and 2005.

Product revenue (based on shipment destination) by geographic area is as follows:

	2007	%	2006	%	2005	%
United States	$24,886	39%	$24,302	48%	$18,584	52%
Japan	19,448	31%	14,019	28%	10,273	29%
Canada	7,176	11%	4,078	8%	1,687	5%
Mexico	4,721	7%	4,951	10%	2,522	7%
Korea	3,979	6%	2,216	4%	2,671	7%
United Kingdom	3,420	5%	1,043	2%	—	—%

Total Foreign	38,744	61%	26,307	52%	17,153	48%

	$63,630	100%	$50,609	100%	$35,737	100%

In 2007, three customers, one foreign (NHK) and two domestic (Lear and Bridgewater), represented 30%, 29%, and 26%, respectively, of the Company’s product revenues. In 2006, three customers, two domestic (Lear and Bridgewater) and one foreign (NHK), represented 35%, 29% and 28%, respectively, of the Company’s product revenues. In 2005, three customers, two domestic (Bridgewater and Lear) and one foreign (NHK), represented 43%, 16%, and 28%, respectively, of the Company’s product revenues.

Note 15 — New Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of FIN 48. The Company previously had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the financial statements. The Company is not currently under any income tax related examinations by the Internal Revenue Service or any state tax authorities.

In June 2007, the EITF reached a consensus on EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities." EITF 07-3 requires that non-refundable advance payments for future research and development activities should be deferred and capitalized and is effective for us on January 1, 2008. The adoption of EITF 07-03 is not expected to have a material impact on the financial statements.

AMERIGON INCORPORATED

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2005	59	236	—	—	295
Year Ended December 31, 2006	295	(8)	—	(60)	227
Year Ended December 31, 2007	227	372	—	(57)	542

Allowance for Deferred Income Tax Assets
Year Ended December 31, 2005	21,802	(13,578)	—	—	8,224
Year Ended December 31, 2006	8,224	—	—	—	8,224
Year Ended December 31, 2007	8,224	—	—	—	8,224

Reserve for Inventory
Year Ended December 31, 2005	120	176	—	(11)	285
Year Ended December 31, 2006	285	283	—	(46)	522
Year Ended December 31, 2007	522	47	—	(232)	337

22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Amerigon Incorporated

We have audited the accompanying consolidated balance sheet of Amerigon Incorporated (a Michigan Corporation) and subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2007. We have also audited the accompanying Schedule II – Valuation and Qualifying Accounts and Reserves as of December 31, 2007. The consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Amerigon Incorporated and subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amerigon Incorporated’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 13, 2008 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Southfield, Michigan
February 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Amerigon Incorporated

We have audited Amerigon Incorporated (a Michigan Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amerigon Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K. Our responsibility is to express an opinion on Amerigon Incorporated’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Amerigon Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Amerigon Incorporated and subsidiaries as of December 31, 2007 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended and our report dated February 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Southfield, Michigan
February 13, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Amerigon Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Amerigon Incorporated and its subsidiaries at December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 19, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGON INCORPORATED

By:	/s/ DANIAL R. COKER
DANIEL R. COKER
Chief Executive Officer

Date: February 13, 2008

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

Signature	Capacity	Date

/s/ DANIEL R. COKER DANIEL R. COKER	Director, President and Chief Executive Officer (Principal Executive Officer)	February 13, 2008

/s/ BARRY G. STEELE BARRY G. STEELE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2008

/s/ OSCAR B. MARX III OSCAR B. MARX III	Director, Chairman of the Board	February 13, 2008

/S/ DR. LON E. BELL DR. LON E. BELL	Director	February 13, 2008

/s/ FRANCOIS J. CASTAING FRANCOIS J. CASTAING	Director	February 13, 2008

/s/ JOHN M. DEVINE JOHN M. DEVINE	Director	February 13, 2008

/s/ MAURICE E.P. GUNDERSON MAURICE E.P. GUNDERSON	Director	February 13, 2008

/s/ JAMES J. PAULSEN JAMES J. PAULSEN	Director	February 13, 2008