Form 10-Q
period 2008-03-31
AMERIGON INC
filed 2008-05-02
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☐    No  ☑

At April 30, 2008, the registrant had 22,137,035 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$2,563	$1,170
Short-term investments	1,150	23,925
Accounts receivable, less allowance of $400 and $542, respectively	12,766	11,672
Inventory:
Raw materials	168	329
Finished goods	3,002	1,890

Inventory	3,170	2,219
Deferred income tax assets	3,935	3,784
Prepaid expenses and other assets	737	595

Total current assets	24,321	43,365
Property and equipment, net	4,524	3,965
Long-term investments	22,025	—
Deferred financing costs	8	9
Patent costs, net of accumulated amortization of $164 and $121, respectively	2,789	2,679
Deferred income tax assets	5,069	5,968

Total assets	$58,736	$55,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,799	$8,640
Accrued liabilities	3,210	3,987
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	13,209	12,827
Deferred manufacturing agreement – long-term portion	400	450

Total liabilities	13,609	13,277
Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 22,127,035 and 21,917,733 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	63,847	63,028
Paid-in capital	21,983	21,766
Accumulated other comprehensive income – foreign currency	(5)	(16)
Accumulated deficit	(40,698)	(42,069)

Total shareholders’ equity	45,127	42,709

Total liabilities and shareholders’ equity	$58,736	$55,986

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Product revenues	$17,360	$16,273
Cost of sales	11,801	11,059

Gross margin	5,559	5,214
Operating expenses:
Research and development	2,399	1,727
Research and development reimbursements	(809)	(584)

Net research and development expenses	1,590	1,143
Selling, general and administrative	2,127	2,153

Total operating expenses	3,717	3,296

Operating income	1,842	1,918
Interest income	297	186
Other income	52	50

Earnings before income tax	2,191	2,154
Income tax expense	820	860

Net income	$1,371	$1,294

Basic earnings per share	$0.06	$0.06

Diluted earnings per share	$0.06	$0.06

Weighted average number of shares – basic	22,004	21,390

Weighted average number of shares – diluted	22,784	22,363

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net income	$1,371	$1,294
Adjustments to reconcile net income to cash provided by operating activities:
Deferred tax provision	748	817
Stock option compensation	217	218
Depreciation and amortization	307	119
Changes in operating assets and liabilities:
Accounts receivable	(1,094)	(1,417)
Inventory	(951)	2,465
Prepaid expenses and other assets	(141)	(34)
Accounts payable	1,159	670
Accrued liabilities	(777)	(125)

Net cash provided by operating activities	839	4,007
Investing Activities:
Purchases of investments	(3,100)	(9,325)
Sales and maturities of investments	3,850	5,876
Purchase of property and equipment	(874)	(94)
Patent costs	(153)	(89)

Net cash used in investing activities	(277)	(3,632)
Financing Activities:
Proceeds from the exercise of Common Stock options	820	90

Net cash provided by financing activities	820	90

Foreign currency effect	11	6

Net increase in cash and cash equivalents	1,393	471
Cash and cash equivalents at beginning of period	1,170	2,440

Cash and cash equivalents at end of period	$2,563	$2,911

Supplemental disclosure of cash flow information:
Cash paid for Taxes	$111	$90

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock under the 2006 Equity Incentive Plan	$298	$389

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Currency Translation Adjustment
	Common Stock		Paid-in Capital	Accumulated Deficit
	Shares	Amount				Total
Balance at December 31, 2007	21,918	$63,028	$21,766	$(42,069)	$(16)	$42,709
Exercise of Common Stock options	172	521	—	—	—	521
Common Stock issued to employees	37	298	—	—	—	298
Stock option compensation	—	—	217	—	—	217
Comprehensive income:
Currency translation	—	—	—	—	11
Net income	—	—	—	1,371	—
Total comprehensive income						1,382

Balance at March 31, 2008	22,127	$63,847	$21,983	$(40,698)	$(5)	$45,127

See accompanying notes to the condensed consolidated financial statements.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops and markets proprietary, high- technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat (“CCS™”), which provides year-round comfort to passengers of automobiles by providing both heating and cooling to seat occupants. Since 2000, the Company has shipped over 3,777,000 units of its CCS product through March 31, 2008.

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

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K. Certain prior year amounts reported in the consolidated condensed statement of cash flows have been reclassified to conform to current year presentation. The reclassifications increased cash provided by operating activities and decreased cash provided by financing activities by $605,000 for the three month period ended March 31, 2007.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“SFAS 157”) for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On November 14, 2007 the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. The Company’s adoption of SFAS 157 did not have a material affect on the Company’s consolidated condensed financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

In December 2007 the Financial Accounting Standards Board issued Statement of financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest in a gain or loss when a subsidiary is deconsolidated. This statement is effective for the Company starting in 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, of SFAS 160 on its operating results and financial position.

Note 3 – Earnings per Share

Basic earnings per common share are computed in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” by dividing net income by the weighted average number of shares of stock outstanding.

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

	Three Months Ended March 31,
	2008	2007
Weighted average number of shares for calculation of basic EPS – Common Stock	22,004,468	21,389,788
Impact of stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	779,981	825,217
Impact of warrants outstanding for the purchase of Common Stock	—	148,334

Weighted average number of shares for calculation of diluted EPS	22,784,449	22,363,339

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2008	2007
Stock options outstanding under the 1993 and 1997 Stock Option Plans	78,000	16,000

Note 4 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three month period ended March 31, 2008 and 2007. Asset information by reportable segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended March 31,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2008
Product revenues	$17,324	$36	$—		$17,360
Operating income	4,702	(733)	(2,127	)(2)	1,842
2007
Product revenues	$16,273	$—	$—		$16,273
Operating income	4,541	(470)	(2,153	)(2)	1,918

(1)	BSST’s operating loss for the three months ended March 31, 2008 and 2007 is net of $809,000 and $584,000, respectively, of reimbursed research and development costs.

(2)	Represents corporate selling, general and administrative costs and includes depreciation expense of $58,000 and $44,000, for the three months ended March 31, 2008 and 2007, respectively.

Product revenues information by geographic area:

	Three Months Ended March 31,
	2008		2007
North America	$9,292	53%	$10,278	63%
Asia	6,718	39%	5,363	33%
Europe	1,350	8%	632	4%

Total product revenues	$17,360	100%	$16,273	100%

Note 5 – Related Party Transactions

The Company has outsourced production of the second generation of the CCS product to a contract manufacturer, Ferrotec Corporation (“Ferrotec”), a Japanese company with operations located in Hangzhou, China. Ferrotec owned 400,000 (2%) shares of the Company’s Common Stock as of March 31, 2008. For the three months ended March 31, 2008 and 2007, purchases from this supplier totaled $7,960,000 and $4,466,000, respectively. The Company had an accounts payable balance with Ferrotec of $6,483,000 as of March 31, 2008 and $4,879,000 as of December 31, 2007.

Note 6 – Auction Rate Preferred Stock

As of March 31, 2008, the Company’s long-term and short-term investment portfolio included $23,175,000 of auction rate preferred stock (“ARPS”). All of the Company’s ARPS are issued by closed-end fixed income investment funds, carry AAA credit ratings from Moody’s Investors Service and/or Standard & Poor’s and hold auctions every seven days to reset the dividend rates for the next week. These funds are subject to certain regulatory requirements, which mandate an asset coverage ratio of 200% to cover the fund’s liabilities, including their ARPS, pursuant to the Investment Company Act of 1940.

Beginning in mid-February 2008, the ARPS market experienced widespread auction failures including all of the ARPS held by the Company. This resulted in the Company’s inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates reset based on a formula contained in the security, which is typically equal to 150-200% of a short term interest rate index.

During the time since the auctions first began to fail, a number of the fixed income funds that have issued the ARPS held by the Company have announced an intention to seek alternative financing and redeem the ARPS at their face value, which represents the Company’s carrying value and the value at which the Company purchased the ARPS. During the first week of April 2008, the Company received proceeds totaling $1,150,000, representing a partial redemption of one of the ARPS held by the Company. Additional redemptions totaling $5,225,000 are expected to be received in May 2008.

While the Company will continue to monitor and analyze its ARPS, we believe the carrying values of our ARPS approximate their fair value.

Based on the current lack of liquidity related to these investments, the Company has reclassified a portion of its ARPS totaling $22,025,000 from short-term investments to long-term investments as of March 31, 2008.

The Company believes that its current working capital, exclusive of the ARPS, of $11,112,000, its expected positive free cash flow in 2008, and its, recently increased, $20.0 million revolving line of credit will be adequate to fund its current business needs, even if the Company experiences illiquidity for an extended period of time with respect to the entire amount invested in ARPS.

Note 7 – Revolving Credit Facility Amendment

On April 29, 2008, the Company executed an amendment to its Revolving Credit Line with Comerica Bank. The amendment increases the amount available to $20,000,000 from $10,000,000. Under the terms of the amendment, a Borrowing Base limiting the loans available under the Revolving Credit Line is effective when aggregate loans exceed $10,000,000. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable plus the lesser of 60% of Eligible Foreign accounts receivable or $3,000,000 plus 50% of Eligible Inventory plus 70% of the market value of Eligible Securities. Eligible Securities include the ARPS owned by the Company. All other terms of the Revolving Credit Line are substantially unaffected. As of March 31, 2008 and through April 30, 2008, there were no loans outstanding under the Revolving Credit Line and one letter of credit totaling $165,000. Total available under the line as of April 30, 2008 was $19,840,000.

Note 8 – Fair Value Measurement

On January 1, 2008, the Company adopted the methods of fair value as described in SFAS 157 to value its financial assets and liabilities. As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarch gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in is assessment of fair value.

The Company’s financial assets and liabilities that are carried at fair value are its investment portfolio of ARPS. Due to the lack of observable market quotes on the ARPS portfolio the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s ARPS is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

The Company chose not to elect the fair value option as prescribed by SFAS 159 for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s trade accounts receivable and payable are still reported at their face values.

Although the Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 or transacted in the three months ended March 31, 2008, any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS 157 and fair valued under the provisions of SFAS 157.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of March 2008, we have shipped approximately 3.8 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 26 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, Honda Motor Company and Hyundai Corporation.

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

Results of Operations

First Quarter 2008 Compared with First Quarter 2007

Product Revenues. Product revenues for the three months ended March 31, 2008 (“First Quarter 2008”), were $17,360,000 compared with revenues of $16,273,000 for the three months ended March 31, 2007 (“First Quarter 2007”), an increase of $1,087,000, or 7%. Higher sales were primarily the result of new model introductions, higher penetration on certain programs and a higher average unit price. These increases were partially offset by lower volumes on existing programs. Unit shipments increased to 253,000 units for the First Quarter 2008 compared with 240,000 units for the First Quarter 2007. New products equipped with CCS and launched since the First Quarter 2007 included the Hyundai Genesis, Lexus LX 570, Jaguar XJ, Jaguar XF, Lincoln MKS and two vehicle models not yet announced. We expect that a number of new vehicles which will begin to offer the CCS as an option will favorably impact our product revenue over the remainder of the year. Higher average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having higher Amerigon content during the First Quarter 2008 compared with that of the First Quarter 2007. Content varies among programs based upon differing customer sourcing decisions for certain components that complement the CCS system. A portion of our higher sales was attributable to two vehicles which, beginning with the 2008 model year, began to install the CCS as a standard feature. Previously, the CCS was installed at the option of the car buyer. Volume decreased on existing programs primarily due to declining overall automotive market volume which has been impacted by slowing economic activity in North America and higher gas prices.

Cost of Sales. Cost of sales increased to $11,801,000 in the First Quarter 2008 from $11,059,000 in the First Quarter 2007. This increase of $742,000, or 7%, is attributable to higher sales volumes.

Net Research and Development Expenses. Net research and development expenses increased to $1,590,000 in the First Quarter 2008 from $1,143,000 in the First Quarter 2007. This $447,000, or 39%, increase was due to the addition of CCS engineering resources to support the large number or upcoming new vehicle programs, continued development of new automotive and non-automotive TE-based products and increased research activities associated with our advanced TED program offset partially by higher research and development reimbursements. The higher research and development reimbursements reflect an increase in government research programs including the Department of Energy sponsored Automotive Waste Heat Recovery Program which is currently in phase three of four. We expect that our net research and development expenses will increase during the remainder of 2008 and in 2009 as we continue to increase our development activities supporting the advanced TED technology. Our research and development reimbursements may not increase proportionately to the increase in research and development expenses due to an increasing focus on certain TED material and production process technology advancements for which we do not plan to seek partnership support.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,127,000 in the First Quarter 2008 compared with $2,153,000 in the First Quarter 2007. This represented a $26,000, or 1%, decrease.

Interest Income. We had interest income of $297,000 for the First Quarter 2008 compared with $186,000 for the First Quarter 2007. The increase of $111,000, or 60%, resulted from higher cash, short-term investment and long-term investment balances during the First Quarter 2008 compared with the First Quarter 2007 partially offset by lower average yields on our interest paying investments (see “Liquidity and Capital Resources”).

Income Tax Expense. We recorded income tax expense of $820,000. This reflected an estimated effective tax rate for the year of approximately 37%. Our current income tax expense is expected to be substantially offset by our net operating loss carryforwards. Therefore, we do not expect to have a significant cash outlay for income taxes in the current year. The income tax expense for the First Quarter of 2007 was $860,000 representing an effective tax rate of 40%. The higher rate for the prior year was primarily due to having not recorded a benefit for research and development tax credits during that period. We began recording the benefit of our research and development tax credits during the third quarter of 2007 at which time we had completed a study of the qualification of our research and development activities toward the credit.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents, short-term investments and long-term investments:

	March 31, 2008	December 31, 2007
Cash and cash equivalents	$2,563,000	$1,170,000
Short-term investments	1,150,000	23,925,000

	$2,563,000	$25,095,000

Long-term investments	$22,025,000	$—

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents increased by $1,393,000 to $2,563,000 during First Quarter 2008. At March 31, 2008, our short-term and long-term investments were comprised of Auction Rate Preferred Stock (“ARPS”). At December 31, 2007 our short-term investments were comprised of $20,925,000 in ARPS and $3,000,000 of Municipal Notes. The Municipal notes matured on March 31, 2008 and a portion of the ARPS totaling $22,025,000 were reclassified to long-term investments during the First Quarter 2008.

All of our ARPS are issued by closed-end fixed income investment funds, carry AAA credit ratings from Moody’s Investors Service and/or Standard & Poor’s and hold auctions every seven days to reset the dividend rates for the next week. These funds are subject to certain regulatory requirements, which mandate an asset coverage ratio of 200% to cover the fund’s liabilities, including their ARPS, pursuant to the Investment Company Act of 1940.

Beginning in mid-February 2008, the ARPS market experienced widespread auction failures including all of the ARPS we own. This resulted in our inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates reset based on a formula contained in the security, which is typically equal to 150-200% of a short term interest rate index.

During the time since the auctions first began to fail, a number of the fixed income funds that have issued the ARPS we hold have announced an intention to seek alternative financing and redeem the ARPS at their face value representing also the Company’s carrying value and the value at which the Company purchased the ARPS. During the first week of April 2008, we received proceeds totaling $1,150,000, representing a partial redemption of one of the ARPS we own. Additional redemptions totaling $4,525,000 are expected to be received in May 2008.

While we will continue to monitor and analyze our ARPS, we believe the carrying values of our ARPS approximate their fair value.

Based on the current lack of liquidity related to these investments, we reclassified a portion of our ARPS totaling $22,025,000 from short-term investments to long-term investments as of March 31, 2008.

We believe that our current working capital, exclusive of the ARPS, of $11,112,000, our expected positive free cash flow in 2008, and our, recently increased, $20.0 million revolving line of credit will be adequate to fund our current business needs, even if the Company experiences illiquidity for an extended period of time with respect to the entire amount invested in ARPS.

On April 29, 2008, we amended our Revolving Credit Line with Comerica Bank. The amendment increases the amount available to $20,000,000 from $10,000,000. Under the terms of the amendment, a Borrowing Base limiting the loans available under the Revolving Credit Line is effective when aggregate loans exceed $10,000,000. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable (as defined by the agreement), plus the lesser of 60% of Eligible Foreign accounts receivable (as defined by the agreement) or $3,000,000, plus 50% of Eligible Inventory (as defined by the agreement), plus 70% of the market value of Eligible Securities (as defined by the agreement). Eligible Securities include the ARPS we own. All other terms of the Revolving Credit Line are substantially unaffected. As of March 31, 2008 and through April 30, 2008, there were no loans outstanding under the Revolving Credit Line and one letter of credit was outstanding totaling $165,000. Total available under the line as of April 30, 2008 was $19,840,000.

Cash provided by operating activities during First Quarter 2008 was $839,000 and was attributable to net income, net of non-cash adjustments including deferred taxes of $748,000, stock option compensation of $217,000, depreciation and amortization of $307,000, and partially offset by an increase in net operating assets and liabilities of $1,804,000. The higher net operating assets and liabilities were primarily due to higher accounts receivable, inventory and prepaid expense and other assets and lower accrued liabilities as of March 31, 2008 as compared to December 31, 2007. These differences were partially offset by a higher accounts payable balance.

As of March 31, 2008, working capital was $11,112,000 and was $30,538,000 at December 31, 2007, representing a decrease of $19,426,000, or 64%. This decrease was primarily due to the reclassification of a portion of our ARPS from short-term investments to long term investments, as described above, totaling $20,925,000 and to an increase in accounts payable of $1,159,000. These were partially offset by an increase in accounts receivable of $1,094,000, an increase in inventory of $951,000, an increase in prepaid expenses and other current assets of $141,000 and by a decrease in accrued liabilities of $777,000. Accounts receivable increased as a result of the higher sales during the period compared with sales in the fourth quarter of 2007. Inventory increased by 42% due partly to the timing of the receipt of purchases of inventory for certain North American customers which are purchased in shipping container loads in order to maximize freight cost efficiency from our suppliers located in Asia. Inventory also increased in preparation for a number of new program launches expected to begin during the second quarter. Accounts payable increased due to the higher levels of purchasing activity during the quarter to support the higher sales volumes and due to the higher inventory levels. Our levels of inventory and accounts payable tend to fluctuate as a result of sourcing products from Asia and due to extended payment terms with certain suppliers.

Cash used in investing activities was $277,000 during First Quarter 2008, reflecting purchases of investments of $3,100,000, purchases of property and equipment totaling $874,000, and the cost to acquire new patents and patent application filings of $153,000. These amounts were partially offset by sales and maturities of investments totaling $3,850,000. Purchases of property and equipment for the period are primarily related to new equipment purchases for newly launched production programs and approximately $380,000 in leasehold improvements related to a refurbishment and expansion of our engineering and research center located in Irwindale, California, which was completed in January 2008.

Cash provided by financing activities was $820,000 during First Quarter 2008, representing the proceeds of Common Stock option exercises.

Related Party Transactions

We purchase thermoelectric devices from and have outsourced a portion of our production to Ferrotec Corporation (“Ferrotec”). Ferrotec owned 400,000 shares of our Common Stock as of March 31, 2008. Purchases of labor and services and components from Ferrotec were $7,960,000 during First Quarter 2008. The Company had an accounts payable balance with Ferrotec of $6,483,000 as of March 31, 2008 and $4,879,000 as of December 31, 2007.

New Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“SFAS 157”) for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On November 14, 2007 the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. Our adoption of SFAS 157 did not have a material affect on our consolidated condensed financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

In December 2007 the Financial Accounting Standards Board issued Statement of financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest in a gain or loss when a subsidiary is deconsolidated. This statement is effective for us starting in 2009. Earlier adoption is prohibited. We are currently evaluating the impact, if any, of SFAS 160 on our operating results and financial position.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2007 annual report on Form 10-K includes a description of certain critical accounting policies, including those with respect to warranty reserves, allowances for doubtful accounts, deferred tax asset valuation allowance and inventory reserves.

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

We place our investments in debt instruments of the U.S. government and in high-quality corporate issuers or ARPS that hold these types of investments. As stated in our policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign country currencies and therefore are not presently subject to foreign exchange risk.

Borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (5.25% at March 31, 2008). As of March 31, 2008, there were no borrowings outstanding under our line of credit.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. Our short-term and long-term investments consist of ARPS which have stated maturities beyond 12 months. The carrying value approximates fair value at March 31, 2008.

Marketable Securities	Carrying Value	Average Rate of Return at March 31, 2008 (Annualized)
Cash equivalents	$2,210,000	3.11%

Short-term investments	$1,150,000	3.74%

Long-term investments	$22,025,000	4.11%

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended March 31, 2008. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at March 31, 2008.

There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2007. Below are the risk factors applicable to the Company:

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

We have incurred substantial operating losses since our inception

Although we have reported operating income during the past four years, prior to that we incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of March 31, 2008, we had accumulated deficits since inception of $40,698,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology or radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At March 31, 2008, we had cash and cash equivalents of $2,563,000 and short-term investments of $1,150,000. Based on our current operating plan, we believe cash at March 31, 2008, along with the proceeds from future revenues and borrowings from our, recently increased, $20,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

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

We do not anticipate paying dividends on our Common Stock

We have never paid any cash dividends on our Common Stock and do not anticipate paying dividends in the near future.

PART II OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1.1	Articles of Incorporation (1)

3.1.2	Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005 (1)

3.2.1	Bylaws of the Company (1)

3.2.2	First Amendment to Bylaws of the Company (13)

10.1*	1993 Stock Option Plan (3)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan (4)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan (1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan (1)

10.3.1*	2006 Equity Incentive Plan (11)

10.3.2*	Amendment to 2006 Equity Incentive Plan (12)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (13)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc. (3)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997 (5)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001 (6)

10.6.1*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000 (8)

10.6.2*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000 (10)

10.7	Employment Agreement between Dr. Lon E. Bell and BSST LLC dated May 30, 2001 (8)

10.8	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000 (8)

10.9.1	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001 (7)

10.9.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC (10)

10.9.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC (10)

10.9.4	Third Amendment dated May 17, 2007 to Amended and Restated Operating Agreement of BSST LLC (14)

10.10	Cross License Agreement between the Company and BSST LLC dated November 19, 2002 (9)

10.11	Reversionary Rights Agreement between BSST LLC and Dr. Lon E. Bell dated May 17, 2007 (14)

10.12.1	Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank dated as of October 28, 2005 (15)

10.12.2	First Amendment, dated as of February 6, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank

10.12.3	Second Amendment, dated as of April 30, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank

10.13	Guaranty of BSST LLC in favor of Comerica Bank dated as of April 30, 2008

10.14	Security Agreement (All Assets) by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.15	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.16	Security Agreement (All Assets) by BSST LLC in favor of Comerica Bank dated as of November 14, 2002 (15)

10.17	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of November 14, 2002 (15)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.

(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated (Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker Chief Executive Officer (Duly Authorized Officer)

Date: May 2, 2008

/s/ BARRY G. STEELE
Barry G. Steele Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 2, 2008