Form 10-Q
period 2008-06-30
AMERIGON INC
filed 2008-08-11
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 6, 2008, the registrant had 22,150,369 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$13,609	$1,170
Short-term investments	—	23,925
Accounts receivable, less allowance of $401 and $542, respectively	11,282	11,672
Inventory:
Raw materials	71	329
Finished goods	4,765	1,890

Inventory	4,836	2,219
Deferred income tax assets	4,121	3,784
Prepaid expenses and other assets	583	595

Total current assets	34,431	43,365
Property and equipment, net	4,562	3,965
Long-term investments	13,025	—
Deferred financing costs	7	9
Patent costs, net of accumulated amortization of $208 and $121, respectively	2,853	2,679
Deferred income tax assets	4,200	5,968

Total assets	$59,078	$55,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,238	$8,640
Accrued liabilities	3,526	3,987
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	11,964	12,827
Pension Benefit Obligation	47	—
Deferred manufacturing agreement – long-term portion	350	450

Total liabilities	12,361	13,277
Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 22,150,369 and 21,917,733 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	63,968	63,028
Paid-in capital	22,201	21,766
Accumulated other comprehensive income – foreign currency	(8)	(16)
Accumulated deficit	(39,444)	(42,069)

Total shareholders’ equity	46,717	42,709

Total liabilities and shareholders’ equity	$59,078	$55,986

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product revenues	$16,796	$15,058	$34,156	$31,331
Cost of sales	11,517	9,903	23,318	20,962

Gross margin	5,279	5,155	10,838	10,369
Operating expenses:
Research and development	2,183	1,868	4,582	3,595
Research and development reimbursements	(686)	(528)	(1,495)	(1,112)

Net research and development expenses	1,497	1,340	3,087	2,483
Selling, general and administrative	2,032	2,023	4,159	4,176

Total operating expenses	3,529	3,363	7,246	6,659

Operating income	1,750	1,792	3,592	3,710
Interest income	218	244	515	430
Other income	35	50	87	100

Earnings before income tax	2,003	2,086	4,194	4,240
Income tax expense	749	830	1,569	1,690

Net income	$1,254	$1,256	$2,625	$2,550

Basic earnings per share	$0.06	$0.06	$0.12	$0.12

Diluted earnings per share	$0.06	$0.06	$0.12	$0.11

Weighted average number of shares – basic	22,140	21,631	22,072	21,511

Weighted average number of shares – diluted	22,710	22,637	22,760	22,504

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net income	$2,625	$2,550
Adjustments to reconcile net income to cash provided by operating activities:
Deferred tax provision	1,431	1,605
Stock option compensation	435	400
Depreciation and amortization	625	256
Loss on disposal of property and equipment	10	—
Changes in operating assets and liabilities:
Accounts receivable	389	(1,625)
Inventory	(2,617)	2,662
Prepaid expenses and other assets	16	(968)
Accounts payable	(401)	596
Accrued liabilities	(413)	792

Net cash provided by operating activities	2,100	6,268

Investing Activities:
Purchases of investments	(3,100)	(19,837)
Sales and maturities of investments	14,000	15,751
Purchase of property and equipment	(1,247)	(935)
Patent costs	(261)	(1,675)

Net cash provided by (used in) investing activities	9,392	(6,696)

Financing Activities:
Proceeds from the exercise of Common Stock options	940	236

Net cash provided by financing activities	940	236

Foreign currency effect	7	(11)

Net increase (decrease) in cash and cash equivalents	12,439	(203)
Cash and cash equivalents at beginning of period	1,170	2,440

Cash and cash equivalents at end of period	$13,609	$2,237

Supplemental disclosure of cash flow information:
Cash paid for taxes	$172	$135

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock under the 2006 Equity Incentive Plan	$344	$389

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Currency Translation
	Shares	Amount	Capital	Deficit	Adjustment	Total
Balance at December 31, 2007	21,918	$63,028	$21,766	$(42,069)	$(16)	$42,709
Exercise of Common Stock options	195	596	—	—	—	596
Common Stock issued to employees	37	344	—	—	—	344
Stock option compensation	—	—	435	—	—	435
Comprehensive income:
Currency translation	—	—	—	—	8
Net income	—	—	—	2,625	—
Total comprehensive income						2,633

Balance at June 30, 2008	22,150	$63,968	$22,201	$(39,444)	$(8)	$46,717

See accompanying notes to the condensed consolidated financial statements.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops and markets proprietary, high- technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat (“CCS™”), which provides year-round comfort to passengers of automobiles by providing both heating and cooling to seat occupants. Since 2000, the Company has shipped over 4,000,000 units of its CCS product through June 30, 2008.

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

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K. Certain prior year amounts reported in the consolidated condensed statement of cash flows have been reclassified to conform to current year presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of shares for calculation of basic EPS – Common Stock	22,140,457	21,631,406	22,072,462	21,511,265
Impact of stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	569,437	1,005,313	686,880	918,877
Impact of warrants outstanding for the purchase of Common Stock	—	—	—	73,757

Weighted average number of shares for calculation of diluted EPS	22,709,894	22,636,719	22,759,342	22,503,899

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options outstanding under the 1993 and 1997 Stock Option Plans	84,000	—	78,000	2,000

Note 4 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three and six month period ended June 30, 2008 and 2007. Asset information by reportable segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended June 30,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2008
Product revenues	$16,775	$21	$—		$16,796
Operating income	4,466	(684)	(2,032	)(2)	1,750

2007
Product revenues	$15,058	$—	$—		$15,058
Operating income	4,510	(695)	(2,023	)(2)	1,792

(1)	BSST’s operating loss for the three months ended June 30, 2008 and 2007 is net of $686,000 and $528,000, respectively, of reimbursed research and development costs.
(2)	Represents corporate selling, general and administrative costs and includes depreciation expense of $67,000 and $48,000, for the three months ended June 30, 2008 and 2007, respectively.

Six Months Ended June 30,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2008
Product revenues	$34,099	$57	$—		$34,156
Operating income	9,165	(1,414)	(4,159	)(2)	3,592

2007
Product revenues	$31,331	$—	$—		$31,331
Operating income	9,050	(1,164)	(4,176	)(2)	3,710

(1)	BSST’s operating loss for the six months ended June 30, 2008 and 2007 is net of $1,495,000 and $1,112,000, respectively, of reimbursed research and development costs.
(2)	Represents corporate selling, general and administrative costs and includes depreciation expense of $125,000 and $93,000, for the six months ended June 30, 2008 and 2007, respectively.

Note 4 – Segment Reporting – Continued

Product revenues information by geographic area:

	Three Months Ended June 30,
	2008		2007
North America	$7,089	42%	$8,890	59%
Asia	8,215	49%	5,402	36%
Europe	1,492	9%	766	5%

Total product revenues	$16,796	100%	$15,058	100%

	Six Months Ended June 30,
	2008		2007
North America	$16,312	48%	$19,167	61%
Asia	15,001	44%	10,766	34%
Europe	2,843	8%	1,398	5%

Total product revenues	$34,156	100%	$31,331	100%

Note 5 – Related Party Transactions

The Company has outsourced production of the second generation of the CCS product to a contract manufacturer, Ferrotec Corporation (“Ferrotec”), a Japanese company with operations located in Hangzhou, China. Ferrotec owned 400,000 (2%) shares of the Company’s Common Stock as of June 30, 2008. For the three months ended June 30, 2008 and 2007, purchases from this supplier totaled $7,537,000 and $6,562,000, respectively. For the six months ended June 30, 2008 and 2007, purchases from this supplier totaled $15,497,000 and $11,028,000, respectively. The Company had an accounts payable balance with Ferrotec of $4,746,000 as of June 30, 2008 and $4,879,000 as of December 31, 2007.

Note 6 – Executive Nonqualified Defined Benefit Plan

On August 8, 2008 the Company established The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated (the “Plan”) with an effective date of April 1, 2008. Daniel Coker, the Company’s President and Chief Executive Officer, is expected to be the only participant in the Plan which will, if fully vested, provide for fifteen annual retirement benefit payments of $300,000 each beginning January 1, 2018. Mr. Coker will become entitled to receive such retirement benefit payments, or a portion thereof, through his continuous service to the Company as follows: Mr. Coker will become proportionally vested in the benefit over a six year period starting on April 1, 2011. The Company has also established a corporate-owned life insurance policy (“COLI”) on the life of Oscar Marx III, the Chairman of the Company’s Board of Directors. The COLI will be held by a trust established for payment of benefits under the Plan.

We have accounted for the Plan in accordance with Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan” which requires that the Company record a projected benefit obligation representing the present value of future plan benefits when earned by the participant. As of June 30, 2008, the Company has recorded a pension benefit obligation of $47,000.

Note 7 – Auction Rate Preferred Stock

As of June 30, 2008, the Company’s long-term investment portfolio included $13,025,000 of auction rate preferred stock (“ARPS”). All of the Company’s ARPS are issued by closed-end fixed income investment funds, carry AAA credit ratings from Moody’s Investors Service and/or Standard & Poor’s and hold auctions every seven days to reset the dividend rates for the next week. These funds are subject to certain regulatory requirements, which mandate an asset coverage ratio of 200% to cover the fund’s liabilities, including their ARPS, pursuant to the Investment Company Act of 1940.

Beginning in mid-February 2008, the ARPS market experienced widespread auction failures including all of the ARPS held by the Company. This resulted in the Company’s inability to sell these securities at auction. A failed auction results in a lack of liquidity in the securities, but does not signify a default by the issuer. Upon an auction failure, the interest rates reset based on a formula contained in the security, which is typically equal to 150-200% of a short-term interest rate index.

During the time since the auctions first began to fail, a number of the fixed income funds that have issued the ARPS held by the Company have obtained alternative financing and have redeemed the ARPS at their face value, which represents the Company’s carrying value and the value at which the Company purchased the ARPS. During the three and six month periods ended June 30, 2008, the Company received proceeds totaling $10,150,000 in redemptions of the ARPS held by the Company. Additional redemptions are expected to be received but on a time table that has not been established.

While the Company will continue to monitor and analyze its ARPS, we believe the carrying values of our ARPS approximate their fair value.

Based on the current lack of liquidity related to these investments, the Company has reclassified all of its ARPS from short-term investments to long-term investments.

The Company believes that its current working capital, exclusive of the ARPS, of $22,467,000, its expected positive free cash flow in 2008 and its $20.0 million revolving line of credit will be adequate to fund its current business needs, even if the Company experiences illiquidity for an extended period of time with respect to the entire amount remaining invested in ARPS.

Note 8 – Revolving Credit Facility Amendment

On April 29, 2008, the Company executed an amendment to its Revolving Credit Line with Comerica Bank. The amendment increased the amount available to $20,000,000 from $10,000,000. Under the terms of the amendment, a Borrowing Base limiting the loans available under the Revolving Credit Line is effective when aggregate loans exceed $10,000,000. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable plus the lesser of 60% of Eligible Foreign accounts receivable or $3,000,000 plus 50% of Eligible Inventory plus 70% of the market value of Eligible Securities. Eligible Securities include the ARPS owned by the Company. All other terms of the Revolving Credit Line were substantially unaffected by the amendment. As of June 30, 2008, there were no loans outstanding under the Revolving Credit Line and one letter of credit totaling $165,000. Total available under the line as of June 30, 2008 was $19,835,000.

Note 9 – Fair Value Measurement

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

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

The Company’s financial assets and liabilities that are carried at fair value are its investment portfolio of ARPS. Due to the lack of observable market quotes on the ARPS portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s ARPS is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

The Company chose not to elect the fair value option as prescribed by Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s trade accounts receivable and payable are still reported at their face values.

Although the Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 or transacted in the six months ended June 30, 2008, any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS 157 and fairly valued under the provisions of SFAS 157.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of June 2008, we have shipped over 4.0 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 26 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, Honda Motor Company and Hyundai Corporation.

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

Results of Operations

Second Quarter 2008 Compared with Second Quarter 2007

Product Revenues. Product revenues for the three months ended June 30, 2008 (“Second Quarter 2008”), were $16,796,000 compared with revenues of $15,058,000 for the three months ended June 30, 2007 (“Second Quarter 2007”), an increase of $1,738,000, or 12%. Higher sales were primarily the result of new model introductions, higher penetration on certain programs and a higher average unit price. These increases were partially offset by lower volumes on existing programs and by a production shutdown at one of our customers which resulted from a labor strike at an automotive supplier, American Axle and Manufacturing Holdings Incorporated (“AXL”). Unit shipments increased to 253,000 units for the Second Quarter 2008 compared with 226,000 units for the Second Quarter 2007. New products equipped with CCS and launched since the Second Quarter 2007 included the Hyundai Genesis, Lexus LX 570, Jaguar XJ, Jaguar XF, Lincoln MKS and three vehicle models not yet announced. We expect that our product revenue over the remainder of the year will increase due to the effect of reaching full production volume on these programs and due to a number of new vehicle introductions which will begin to offer the CCS as an option during the second half of the year. These new vehicles include the Ford F-Series pickup and an expansion into an increased number of models produced by General Motors under their light truck platform known as the GMT 900 series. These include the Chevrolet Suburban, Chevrolet Tahoe, Chevrolet Avalanche, GMC Yukon, GMC Yukon XL, GMC Yukon Denali and the GMC Sierra Pickup. Higher average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having higher Amerigon content during the Second Quarter 2008 compared with that of the Second Quarter 2007. Content varies among programs based upon differing customer sourcing decisions for certain components that complement the CCS system. Also, two vehicles, beginning with the 2008 model year, began to install the CCS as a standard feature; previously, the CCS was installed on these vehicles at the option of the car buyer. Volume decreased on existing programs primarily due to declining overall automotive market volume which has been impacted by slowing economic activity in North America and higher gas prices. We estimate that the AXL strike reduced product revenue for the Second Quarter 2008 by $1,000,000 to $1,200,000.

Cost of Sales. Cost of sales increased to $11,517,000 in the Second Quarter 2008 from $9,903,000 in the Second Quarter 2007. This increase of $1,614,000, or 16%, is attributable to higher sales volumes and a lower gross profit percentage. The gross profit percentage during the Second Quarter 2008 was 31% and was 34% during the Second Quarter 2007. This decrease is primarily attributable to an unfavorable change in the mix of products sold which favored programs having a higher gross margin percentage during the Second Quarter 2007 compared with the Second Quarter 2008.

Net Research and Development Expenses. Net research and development expenses increased to $1,497,000 in the Second Quarter 2008 from $1,340,000 in the Second Quarter 2007. This $157,000, or 12%, increase was due to the addition of CCS engineering resources to support the large number of upcoming new vehicle programs, continued development of new automotive and non-automotive TE-based products and increased research activities associated with our advanced TED program, offset partially by higher research and development reimbursements. The higher research and development reimbursements reflect an increase in government research programs including the Department of Energy sponsored Automotive Waste Heat Recovery Program which is currently in phase three of four. We expect that our net research and development expenses will increase substantially during the remainder of 2008 and in 2009 as we continue to increase our development activities supporting the advanced TED technology. This increase is expected to be approximately $400,000 to $500,000 per quarter. Our research and development reimbursements are not likely to increase proportionately to the increase in research and development expenses due to an increasing focus on certain TED material and production process technology advancements for which we do not plan to seek partnership support.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly to $2,032,000 in the Second Quarter 2008 compared with $2,023,000 in the Second Quarter 2007. We expect that selling, general and administrative expenses will increase by 5-10% in the second half of the year due to an approximately $100,000 per quarter increase in stock option compensation expense related to a stock option grant to employees approved by the Board of Directors on July 23, 2008 and due to marketing and administrative costs associated with new automotive and non-automotive TE-based product introductions.

Interest Income. We had interest income of $218,000 for the Second Quarter 2008 compared with $244,000 for the Second Quarter 2007. The decrease of $26,000, or 11%, resulted from lower average yields on our cash equivalents, short-term investments and long-term investments offset partially by higher balances on these interest paying investments during the Second Quarter 2008 compared with the Second Quarter 2007 (see “Liquidity and Capital Resources”).

Income Tax Expense. We recorded income tax expense of $749,000 during the Second Quarter 2008. This reflected an estimated effective tax rate for the year of approximately 37%. Our current income tax expense is expected to be substantially offset by our net operating loss carryforwards. Therefore, we do not expect to have a significant cash outlay for income taxes in the current year. The income tax expense for the Second Quarter 2007 was $830,000 representing an effective tax rate of 40%. The higher rate for the prior year was primarily due to having not recorded a benefit for research and development tax credits during that period. We began recording the benefit of our research and development tax credits during the third quarter of 2007 at which time we had completed a study of the qualification of our research and development activities toward such credits.

First Half 2008 Compared with First Half 2007

Product Revenues. Product revenues for the six months ended June 30, 2008 (“First Half 2008”), were $34,156,000 compared with revenues of $31,331,000 for the six months ended June 30, 2007 (“First Half 2007”), an increase of $2,825,000, or 9%. Higher sales were primarily the result of new model introductions, higher penetration on certain programs and a higher average unit price. These increases were partially offset by lower volumes on existing programs and by a production shutdown at one of our customers which resulted from a labor strike at an automotive supplier, AXL. Unit shipments increased to 506,000 units for the First Half 2008 compared with 466,000 units for the First Half 2007. New products equipped with CCS and launched since the First Half 2007 included the Hyundai Genesis, Lexus LX 570, Jaguar XJ, Jaguar XF, Lincoln MKS and three vehicle models not yet announced. We expect that our product revenue over the remainder of the year will increase due to the effect of reaching full production volume on these programs and due to a number of new vehicle introductions which will begin to offer the CCS as an option during the second half of the year. These new vehicles include the Ford F-Series pickup and an expansion into an increased number of models produced by General Motors under their light truck platform known as the GMT 900 series. These include the Chevrolet Suburban, Chevrolet Tahoe, Chevrolet Avalanche, GMC Yukon, GMC Yukon XL, GMC Yukon Denali and the GMC Sierra Pickup. Higher average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having higher Amerigon content during the First half 2008 compared with that of the First Half 2007. Content varies among programs based upon differing customer sourcing decisions for certain components that complement the CCS system. Also, two vehicles, beginning with the 2008 model year, began to install the CCS as a standard feature; previously, the CCS was installed on these vehicles at the option of the car buyer. Volume decreased on existing programs primarily due to declining overall automotive market volume which has been impacted by slowing economic activity in North America and higher gas prices. We estimate that the AXL strike reduced product revenue for the First Half 2008 by $1,000,000 to $1,200,000.

Cost of Sales. Cost of sales increased to $23,318,000 in the First Half 2008 from $20,962,000 in the First Half 2007. This increase of $2,356,000, or 11%, is attributable to higher sales volumes and a lower gross profit percentage. The gross profit percentage during the First Half 2008 was 32% and was 33% during the First Half 2007. This decrease is primarily attributable to an unfavorable change in the mix of products sold which favored programs having a higher gross margin percentage during the First Half 2007 compared with the First Half 2008.

Net Research and Development Expenses. Net research and development expenses increased to $3,087,000 in the First Half 2008 from $2,483,000 in the First Half 2007. This $604,000, or 24%, increase was due to the addition of CCS engineering resources to support the large number of upcoming new vehicle programs, continued development of new automotive and non-automotive TE-based products and increased research activities associated with our advanced TED program, offset partially by higher research and development reimbursements. The higher research and development reimbursements reflect an increase in government research programs including the Department of Energy-sponsored Automotive Waste Heat Recovery Program, currently in phase three of four. We expect that our net research and development expenses will increase substantially during the remainder of 2008 and in 2009 as we continue to increase our development activities supporting the advanced TED technology. This increase is expected to be approximately $400,000 to $500,000 per quarter. Our research and development reimbursements are not likely to increase proportionately to the increase in research and development expenses due to an increasing focus on certain TED material and production process technology advancements for which we do not plan to seek partnership support.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4,159,000 in the First Half 2008 compared with $4,176,000 in the First Half 2007. We expect that selling, general and administrative expenses will increase by 5-10% in the second half of the year due to an approximately $100,000 per quarter increase in stock option compensation expense related to a stock option grant to employees approved by the Board of Directors on July 23, 2008 and due to marketing and administrative costs associated with new automotive and non-automotive TE-based product introductions.

Interest Income. We had interest income of $515,000 for the First Half 2008 compared with $430,000 for the First Half 2007. The increase of $85,000, or 20%, resulted from higher cash equivalent investments, short-term investment and long-term investment balances during the First Half 2008 compared with the First Quarter 2007 partially offset by lower average yields on these interest paying investments (see “Liquidity and Capital Resources”).

Income Tax Expense. We recorded income tax expense of $1,569,000 during the First Half 2008. This reflected an estimated effective tax rate for the year of 37%. Our current income tax expense is expected to be substantially offset by our net operating loss carryforwards. Therefore, we do not expect to have a significant cash outlay for income taxes in the current year. The income tax expense for the First Half 2007 was $1,690,000 representing an effective tax rate of 40%. The higher rate for the prior year was primarily due to having not recorded a benefit for research and development tax credits during that period. We began recording the benefit of our research and development tax credits during the third quarter of 2007 after completing a study of the qualification of our research and development activities toward such credits.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents, short-term investments and long-term investments:

	June 30, 2008	December 31, 2007
Cash and cash equivalents	$13,609,000	$1,170,000
Short-term investments	—	23,925,000

	$13,609,000	$25,095,000

Long-term investments	$13,025,000	$—

We manage our cash, cash equivalents short-term and long-term investments to fund operating requirements. Cash and cash equivalents increased by $12,439,000 to $13,609,000 during First Half 2008. At June 30, 2008, our long-term investments were Auction Rate Preferred Stock (“ARPS”). At December 31, 2007 our short-term investments were $20,925,000 in ARPS and $3,000,000 of Municipal Notes. The Municipal notes matured on March 31, 2008 and a portion of the ARPS totaling $22,025,000 were reclassified to long-term investments during the First Quarter 2008.

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

Beginning in mid-February 2008, the ARPS market experienced widespread auction failures including all of the ARPS we own. This resulted in our inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates reset based on a formula contained in the security, which is typically equal to 150-200% of a short-term interest rate index.

During the time since the auctions first began to fail, a number of the fixed income funds that have issued the ARPS held by us have obtained alternative financing and have redeemed the ARPS at their face value, which represents our carrying value and the value at which we purchased the ARPS. During the three and six month periods ended June 30, 2008, we received proceeds totaling $10,150,000 in redemptions of the ARPS held by us. Additional redemptions are expected to be received but on a time table that has not been established.

While we will continue to monitor and analyze our ARPS, we believe the carrying values of our ARPS approximate their fair value.

Based on the current lack of liquidity related to these investments, we reclassified our ARPS from short-term investments to long-term investments.

We believe that our current working capital of $22,467,000 (exclusive of the ARPS) our expected positive free cash flow in 2008 and our $20.0 million revolving line of credit will be adequate to fund our current business needs, even if the Company experiences illiquidity for an extended period of time with respect to the remaining amount invested in ARPS.

On April 29, 2008, we amended our Revolving Credit Line with Comerica Bank. The amendment increased the amount available to $20,000,000 from $10,000,000. Under the terms of the amendment, a Borrowing Base limiting the loans available under the Revolving Credit Line is effective when aggregate loans exceed $10,000,000. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable (as defined by the agreement), plus the lesser of 60% of Eligible Foreign accounts receivable (as defined by the agreement) or $3,000,000, plus 50% of Eligible Inventory (as defined by the agreement), plus 70% of the market value of Eligible Securities (as defined by the agreement). Eligible Securities include the ARPS we own. All other terms of the Revolving Credit Line were substantially unaffected by the amendment. As of June 30, 2008 there were no loans outstanding under the Revolving Credit Line and one letter of credit was outstanding totaling $165,000. Total available under the line as of April 30, 2008 was $19,835,000.

Cash provided by operating activities during First Half 2008 was $2,100,000 and was attributable to net income, plus non-cash adjustments including deferred taxes of $1,431,000, stock option compensation of $435,000, depreciation and amortization of $625,000, and partially offset by an increase in net operating assets and liabilities of $3,026,000. The higher net operating assets and liabilities were primarily due to higher inventory and lower accounts payable and accrued liabilities as of June 30, 2008 compared with December 31, 2007. These differences were partially offset by a lower accounts receivable balance.

As of June 30, 2008, working capital was $22,467,000 and was $30,538,000 at December 31, 2007, a decrease of $8,071,000, or 26%. This decrease was primarily due to the reclassification of a portion of our ARPS from short-term investments to long-term investments, as described above, totaling $20,925,000, offset partially by ARPS redemptions totaling $10,150,000, by an increase in inventory of $2,617,000 and by decreases in accounts payable of $401,000 and accrued liabilities of $413,000. Inventory increased primarily in preparation for a number of new program launches expected to begin during the second quarter some of which have been postponed into the third quarter of 2008. Accounts payable decreased due to the timing of inventory purchases during the quarter as compared with that of the fourth quarter 2007. Our levels of inventory and accounts payable tend to fluctuate as a result of sourcing products from Asia and due to extended payment terms with certain suppliers.

Cash provided by investing activities was $9,392,000 during First Half 2008, reflecting sales and maturities of investments totaling $14,000,000 partially offset by purchases of investments of $3,100,000, purchases of property and equipment totaling $1,247,000, and the cost to acquire new patents and patent application filings of $261,000. Purchases of property and equipment for the period are primarily related to new equipment purchases for newly-launched production programs and approximately $220,000 in leasehold improvements related to a refurbishment and expansion of our engineering and research center located in Irwindale, California, completed in January 2008.

Cash provided by financing activities was $940,000 during First Half 2008, reflecting the proceeds of Common Stock option exercises.

Related Party Transactions

We purchase thermoelectric devices from and have outsourced a portion of our production to Ferrotec Corporation (“Ferrotec”). Ferrotec owned 400,000 shares of our Common Stock as of June 30, 2008. Purchases of labor and services and components from Ferrotec were $15,497,000 during First Half 2008. The Company had an accounts payable balance with Ferrotec of $4,746,000 as of June 30, 2008 and $4,879,000 as of December 31, 2007.

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

Borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (5.00% at June 30, 2008). As of June 30, 2008, there were no borrowings outstanding under our line of credit.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. Our long-term investments consist of ARPS which have stated maturities beyond 12 months. The carrying value approximates fair value at June 30, 2008.

Marketable Securities	Carrying Value	Average Rate of Return at June 30, 2008 (Annualized)
Cash equivalents	$13,343,000	2.46%

Long-term investments	$13,025,000	3.78%

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended June 30, 2008. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at June 30, 2008.

There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred substantial operating losses since our inception

Although we have reported operating income during the past four years, prior to that we incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of June 30, 2008, we had accumulated deficits since inception of $39,444,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology and radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At June 30, 2008, we had cash and cash equivalents of $13,609,000. Based on our current operating plan, we believe cash at June 30, 2008, along with the proceeds from future revenues and borrowings from our $20,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

Our ability to market our products successfully depends on acceptance of our product by original equipment manufactures and consumers

We are engaged in a lengthy development process of our advanced TEDs which involves developing prototypes for proof of concept and then adapting the basic systems to actual products produced by existing manufactures of products that may use TEDs. While we currently have active development programs with various partners no assurance can be given that our advanced TEDs will be implemented in any related products. To date, CCS is our sole high-volume commercialized product, and there is no assurance that we will be successful in marketing any additional products using TEDs.

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

The outsourcing of production to other countries entails risks of production interruption and unexpected costs

We outsource production of our CCS product to lower cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. Such production is currently completed by suppliers located in Nogales, Mexico and Nagoya, Japan and three cities in China; Shenzhen, Tianjin and Hangzhou. Our use of suppliers located outside of the United States entails risk of production interruption and unexpected costs due to the extended logistics.

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

We do not anticipate paying dividends on our Common Stock

We have never paid any cash dividends on our Common Stock and do not anticipate paying dividends in the near future.

ITEM 5.	OTHER INFORMATION

On August 8, 2008 the Company established The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated (the “Plan”) with an effective date of April 1, 2008. A copy of the Plan is attached to this Form 10-Q as Exhibit 10.18. Daniel Coker, the Company’s President and Chief Executive Officer, is expected to be the only participant in the Plan which will, if fully vested, provide for fifteen annual retirement benefit payments of $300,000 each beginning January 1, 2018. Mr. Coker will become entitled to receive such retirement benefit payments, or a portion thereof, through his continuous service to the Company as follows: Mr. Coker will become proportionally vested in the benefit over a six year period starting on April 1, 2011. The Company has also established a corporate owned life insurance policy (“COLI”) on the life of Oscar Marx III, the Chairman of the Company’s Board of Directors. The COLI will be held by a trust established for payment of benefits under the Plan.

We will account for the Plan in accordance with SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan” which requires that the Company record a projected benefit obligation representing the present value of future plan benefits when earned by the participant. As of June 30, 2008 the Company has recorded a pension benefit obligation of $47,000.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description
3.1.1	Articles of Incorporation (1)

3.1.2	Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005 (1)

3.2.1	Bylaws of the Company (1)

3.2.2	First Amendment to Bylaws of the Company (13)

10.1*	1993 Stock Option Plan (3)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan (4)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan (1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan (1)

10.3.1*	2006 Equity Incentive Plan (11)

10.3.2*	Amendment to 2006 Equity Incentive Plan (12)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (13)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc. (3)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997 (5)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001 (6)

10.6.1*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000 (8)

10.6.2*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000 (10)

10.7	Employment Agreement between Dr. Lon E. Bell and BSST LLC dated May 30, 2001 (8)

10.8	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000 (8)

10.9.1	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001 (7)

10.9.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC (10)

10.9.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC (10)

10.9.4	Third Amendment dated May 17, 2007 to Amended and Restated Operating Agreement of BSST LLC (14)

10.10	Cross License Agreement between the Company and BSST LLC dated November 19, 2002 (9)

10.11	Reversionary Rights Agreement between BSST LLC and Dr. Lon E. Bell dated May 17, 2007 (14)

10.12.1	Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank dated as of October 28, 2005 (15)

10.12.2	First Amendment, dated as of February 6, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (16)

10.12.3	Second Amendment, dated as of April 30, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (16)

10.13	Guaranty of BSST LLC in favor of Comerica Bank dated as of April 30, 2008 (16)

10.14	Security Agreement (All Assets) by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.15	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.16	Security Agreement (All Assets) by BSST LLC in favor of Comerica Bank dated as of November 14, 2002 (15)

10.17	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of November 14, 2002 (15)

10.18 *	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference
(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-K filed May 2, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/S/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: August 11, 2008

/S/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 11, 2008