Form 10-Q
period 2008-09-30
AMERIGON INC
filed 2008-10-30
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☑

At October 28, 2008, the registrant had 22,152,369 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$15,209	$1,170
Short-term investments	11,500	23,925
Accounts receivable, less allowance of $434 and $542, respectively	11,347	11,672
Inventory:
Raw materials	197	329
Finished goods	4,245	1,890

Inventory	4,442	2,219
Deferred income tax assets	4,170	3,784
Prepaid expenses and other assets	366	595

Total current assets	47,034	43,365
Property and equipment, net	4,561	3,965
Patent costs, net of accumulated amortization of $251 and $121, respectively	3,054	2,679
Deferred income tax assets	3,769	5,968
Other non-current assets	257	9

Total assets	$58,675	$55,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,689	$8,640
Accrued liabilities	3,643	3,987
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	10,532	12,827
Pension Benefit Obligation	95	—
Deferred manufacturing agreement – long-term portion	300	450

Total liabilities	10,927	13,277
Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 22,152,369 and 21,917,733 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	64,022	63,028
Paid-in capital	22,528	21,766
Accumulated other comprehensive income – foreign currency	(6)	(16)
Accumulated deficit	(38,796)	(42,069)

Total shareholders’ equity	47,748	42,709

Total liabilities and shareholders’ equity	$58,675	$55,986

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Product revenues	$16,631	$15,909	$50,787	$47,240
Cost of sales	11,798	10,736	35,116	31,698

Gross margin	4,833	5,173	15,671	15,542
Operating expenses:
Research and development	2,478	1,990	7,060	5,585
Research and development reimbursements	(504)	(619)	(1,999)	(1,731)

Net research and development expenses	1,974	1,371	5,061	3,854
Selling, general and administrative	2,005	2,119	6,164	6,295

Total operating expenses	3,979	3,490	11,225	10,149

Operating income	854	1,683	4,446	5,393
Interest income	199	251	714	681
Other income	25	39	112	139

Earnings before income tax	1,078	1,973	5,272	6,213
Income tax expense	430	(1,083)	1,999	607

Net income	$648	$3,056	$3,273	$5,606

Basic earnings per share	$0.03	$0.14	$0.15	$0.26

Diluted earnings per share	$0.03	$0.13	$0.14	$0.25

Weighted average number of shares – basic	22,151	21,701	22,099	21,575

Weighted average number of shares – diluted	22,355	22,748	22,793	22,555

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities:
Net income	$3,273	$5,606
Adjustments to reconcile net income to cash provided by operating activities:
Deferred tax provision	1,813	483
Stock option compensation	762	571
Depreciation and amortization	980	433
Loss on disposal of property and equipment	10	11
Changes in operating assets and liabilities:
Accounts receivable	325	(3,373)
Inventory	(2,224)	2,965
Prepaid expenses and other assets	(20)	(865)
Accounts payable	(1,951)	2,589
Accrued liabilities	142	994

Net cash provided by operating activities	3,110	9,414
Investing Activities:
Purchases of investments	(3,100)	(29,137)
Sales and maturities of investments	15,525	22,563
Purchase of property and equipment	(1,605)	(2,070)
Patent costs	(505)	(1,813)

Net cash provided by (used in) investing activities	10,315	(10,457)
Financing Activities:
Proceeds from the exercise of Common Stock options	604	401

Net cash provided by financing activities	604	401

Foreign currency effect	10	(3)

Net increase (decrease) in cash and cash equivalents	14,039	(645)
Cash and cash equivalents at beginning of period	1,170	2,440

Cash and cash equivalents at end of period	$15,209	$1,795

Supplemental disclosure of cash flow information:
Cash paid for taxes	$191	$187

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock under the 2006 Equity Incentive Plan	$390	$389

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Paid-in Capital	Accumulated Deficit	Currency Translation Adjustment	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2007	21,918	$63,028	$21,766	$(42,069)	$(16)	$42,709
Exercise of Common Stock options	197	604	—	—	—	604
Common Stock issued to employees	37	390	—	—	—	390
Stock option compensation	—	—	762	—	—	762
Comprehensive income:
Currency translation	—	—	—	—	10
Net income	—	—	—	3,273	—
Total comprehensive income						3,283

Balance at September 30, 2008	22,152	$64,022	$22,528	$(38,796)	$(6)	$47,748

See accompanying notes to the condensed consolidated financial statements.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (the “Company”) designs, develops and markets proprietary, high- technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat (“CCS™”), which provides year-round comfort to passengers of automobiles by providing both heating and cooling to seat occupants. Since 2000, the Company has shipped approximately 4,300,000 units of its CCS product through September 30, 2008.

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

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K. Certain prior year amounts reported in the consolidated condensed statement of cash flows have been reclassified to conform to current year presentation.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Weighted average number of shares for calculation of basic EPS – Common Stock	22,150,956	21,701,155	22,098,818	21,575,257
Impact of stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	203,546	1,047,043	693,850	930,985
Impact of warrants outstanding for the purchase of Common Stock	—	—	—	48,901

Weighted average number of shares for calculation of diluted EPS	22,354,502	22,748,198	22,792,668	22,555,143

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Stock options outstanding under the 1993 and 1997 Stock Option Plans	994,000	12,000	84,000	12,000

Note 4 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three and nine month period ended September 30, 2008 and 2007. Asset information by reportable segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended September 30,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2008
Product revenues	$16,631	$—	$—		$16,631
Operating income	4,046	(1,187)	(2,005	)(2)	854
2007
Product revenues	$15,909	$—	$—		$15,909
Operating income	4,428	(626)	(2,119	)(2)	1,683

(1)	BSST’s operating loss for the three months ended September 30, 2008 and 2007 is net of $504,000 and $619,000, respectively, of reimbursed research and development costs.

(2)	Represents corporate selling, general and administrative costs and includes depreciation expense of $68,000 and $46,000, for the three months ended September 30, 2008 and 2007, respectively.

Nine Months Ended September 30,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2008
Product revenues	$50,730	$57	$—		$50,787
Operating income	13,404	(2,794)	(6,164	)(2)	4,446
2007
Product revenues	$47,240	$—	$—		$47,240
Operating income	13,478	(1,790)	(6,295	)(2)	5,393

(1)	BSST’s operating loss for the nine months ended September 30, 2008 and 2007 is net of $1,999,000 and $1,731,000, respectively, of reimbursed research and development costs.

(2)	Represents corporate selling, general and administrative costs and includes depreciation expense of $193,000 and $139,000, for the nine months ended September 30, 2008 and 2007, respectively.

Note 4 – Segment Reporting – Continued

Product revenues information by geographic area:

	Three Months
	Ended September 30,
	2008		2007
North America	$7,886	47%	$9,565	60%
Asia	7,661	46%	5,418	34%
Europe	1,084	7%	926	6%

Total product revenues	$16,631	100%	$15,909	100%

	Nine Months
	Ended September 30,
	2008		2007
North America	$24,198	48%	$28,927	61%
Asia	22,662	44%	15,989	34%
Europe	3,927	8%	2,324	5%

Total product revenues	$50,787	100%	$47,240	100%

Note 5 – Related Party Transactions

The Company has outsourced production of the second generation of the CCS product to a contract manufacturer, Ferrotec Corporation (“Ferrotec”), a Japanese company with operations located in Hangzhou, China. Ferrotec owned 400,000 (2%) shares of the Company’s Common Stock as of September 30, 2008. For the three months ended September 30, 2008 and 2007, purchases from this supplier totaled $5,350,000 and $6,783,000, respectively. For the nine months ended September 30, 2008 and 2007, purchases from this supplier totaled $20,847,000 and $17,811,000, respectively. The Company had an accounts payable balance with Ferrotec of $3,203,000 as of September 30, 2008 and $4,879,000 as of December 31, 2007.

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

We have accounted for the Plan in accordance with Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan” which requires that the Company record a projected benefit obligation representing the present value of future plan benefits when earned by the participant. As of September 30, 2008, the Company has recorded a pension benefit obligation of $95,000.

Note 7 – Auction Rate Preferred Stock

As of September 30, 2008, the Company’s short-term investment portfolio included $11,500,000 of auction rate preferred stock (“ARPS”). All of the Company’s ARPS are issued by closed-end fixed income investment funds, carry AAA credit ratings from Moody’s Investors Service and/or Standard & Poor’s and hold auctions every seven days to reset the dividend rates for the next week. These funds are subject to certain regulatory requirements, which mandate an asset coverage ratio of 200% to cover the fund’s liabilities, including their ARPS, pursuant to the Investment Company Act of 1940.

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

During the time since the auctions first began to fail, a number of the fixed income funds that have issued the ARPS held by the Company have obtained alternative financing and have redeemed the ARPS at their face value, which represents the Company’s carrying value and the value at which the Company purchased the ARPS. During the three and nine month periods ended September 30, 2008, the Company received proceeds totaling $1,525,000 and $11,675,000, respectively, in redemptions of the ARPS held by the Company. On September 26, 2008, we entered into an agreement with our broker, Comerica Securities, Inc., to sell the remaining holdings of ARPS during the month of October 2008 at the par value of those securities which also equaled our carrying value as of September 30, 2008. We completed the sale of all ARPS as of October 27, 2008.

Note 8 – Revolving Credit Facility Amendment

On April 29, 2008, the Company executed an amendment to its Revolving Credit Line with Comerica Bank. The amendment increased the amount available to $20,000,000 from $10,000,000. Under the terms of the amendment, a Borrowing Base limiting the loans available under the Revolving Credit Line is effective when aggregate loans exceed $10,000,000. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable, as defined by the agreement, plus the lesser of 60% of Eligible Foreign accounts receivable, as defined by the agreement, or $3,000,000 plus 50% of Eligible Inventory, as defined by the agreement, plus 70% of the market value of Eligible Securities, as defined by the agreement. All other terms of the Revolving Credit Line were substantially unaffected by the amendment. As of September 30, 2008, there were no loans outstanding under the Revolving Credit Line and there was one outstanding letter of credit totaling $165,000. Total availability under the line as of September 30, 2008 was $19,835,000.

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

The Company’s financial assets and liabilities that are carried at fair value are its investment portfolio of ARPS. Due to the lack of observable market quotes on the ARPS portfolio, the Company utilized valuation models that rely exclusively on Level 3 inputs including those based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. We completed the sale of all of our ARPS as of October 27, 2008 and, based on the proceeds received from that sale, we are satisfied that the fair value of the ARPS as of September 30, 2008 was appropriately determined.

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

Although the Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 or transacted in the nine months ended September 30, 2008, any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS 157 and fairly valued under the provisions of SFAS 157.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of September 2008, we have shipped approximately 4.3 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 34 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, Honda Motor Company and Hyundai Corporation.

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

Results of Operations

Third Quarter 2008 Compared with Third Quarter 2007

Product Revenues. Product revenues for the three months ended September 30, 2008 (“Third Quarter 2008”), were $16,631,000 compared with revenues of $15,909,000 for the three months ended September 30, 2007 (“Third Quarter 2007”), an increase of $722,000, or 5%. Higher sales were primarily the result of new model introductions and a higher average unit price. These increases were partially offset by lower volumes on existing programs. Unit shipments increased to 237,000 units for the Third Quarter 2008 compared with 234,000 units for the Third Quarter 2007. New vehicles equipped with CCS and launched since the Third Quarter 2007 included the Hyundai Genesis, Lexus LX 570, Nissan Teana, Nissan Maxima, Infiniti FX, Jaguar XJ, Jaguar XF, Lincoln MKS, Ford F-Series Pickup, Chevrolet Suburban, Chevrolet Tahoe, Chevrolet Avalanche, GMC Yukon, GMC Yukon XL, GMC Yukon Denali and the GMC Sierra Pickup. Higher average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having higher Amerigon content during the Third Quarter 2008 compared with that of the Third Quarter 2007. Content varies among programs based upon differing customer sourcing decisions for certain components that complement the CCS system. Volume decreased on existing programs primarily due to declining overall automotive market volume which has been impacted by slowing economic activity in North America, higher gas prices and decreasing availability of consumer credit.

Cost of Sales. Cost of sales increased to $11,798,000 in the Third Quarter 2008 from $10,736,000 in the Third Quarter 2007. This increase of $1,062,000, or 10%, is attributable to higher sales volumes and a lower gross profit percentage. The gross profit percentage during the Third Quarter 2008 was 29% and was 33% during the Third Quarter 2007. This decrease is primarily attributable to higher raw material costs during the Third Quarter 2008 as compared to the Third Quarter 2007 and an unfavorable change in the mix of products sold which favored programs having a higher gross margin percentage during the Third Quarter 2007 compared with the Third Quarter 2008. TED’s which represent the key component of the CCS system contain the metal Tellurium (“Te”). During the early months of 2008 the market for Te experienced a significant increase. The average price of a kilogram of Te in 2007 was approximately $100 and increased to a peak of $286 in April 2008. Since that time the average market price has continually decreased to a current average of $215 per Kilogram during September 2008. We do not purchase Te directly but have agreed to price increases for our TED suppliers as a result of the increase in their Te costs. Existing Te supply contracts and on-hand inventory resulted in a delay in the impact of higher Te market prices to us until the Third Quarter 2008. Although the market for Te has moderated, we expect that the lower levels will not result in reduced costs to Amerigon until at least the first quarter 2009, if at all.

Net Research and Development Expenses. Net research and development expenses increased to $1,974,000 in the Third Quarter 2008 from $1,371,000 in the Third Quarter 2007. This $603,000, or 44%, increase was due to increased research activities associated with our advanced TED program and by lower research and development reimbursements. The increase in research and development expenses is associated with a recent breakthrough in our TED material program. With support from Amerigon subsidiary, BSST LLC, a scientist at The Ohio State University recently developed a new efficient TED material having certain desirable properties at high temperatures. Our higher research and development expenses are focused on further advancing and commercializing that new material. Our research and development reimbursements have decreased due to lower partner supported research projects during the Third Quarter 2008. Future research and development reimbursements are not likely to increase proportionately to any future increases in research and development expenses due to an increasing focus on efficient TED material, including that from The Ohio State University, and production process technology advancements for which we do not plan to seek partnership support.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,005,000 in the Third Quarter 2008 compared with $2,119,000 in the Third Quarter 2007.

Interest Income. We had interest income of $199,000 for the Third Quarter 2008 compared with $251,000 for the Third Quarter 2007. The decrease of $52,000, or 21%, resulted from lower average yields on our cash equivalents and short-term investments offset partially by higher balances on these interest paying investments during the Third Quarter 2008 compared with the Third Quarter 2007 (see “Liquidity and Capital Resources”).

Income Tax Expense. We recorded income tax expense of $430,000 during the Third Quarter 2008. This reflected an estimated effective tax rate for the year of approximately 38%. (Our current income tax expense is expected to be substantially offset by our net operating loss carryforwards. Therefore, we do not expect to have a significant cash outlay for income taxes in the current year.) During the Third Quarter 2007 we recorded an income tax benefit totaling $1,083,000. The benefit resulted from the recognition of certain Federal and state research and development credits (“R&D Credits”) related to our research and development activities during 1999 through 2006. The total credit recorded for this period was approximately $1,700,000. We recorded these R&D Credits as a result of having substantially completed a detailed analysis during the Third Quarter 2007 which substantiated and quantified our ability to claim the credits. This credit was partially offset by our normal tax provision for the Third Quarter 2007.

Nine Months Ending September 30, 2008 Compared with Nine Months Ending September 30, 2007

Product Revenues. Product revenues for the nine months ended September 30, 2008 (“YTD 2008”), were $50,787,000 compared with revenues of $47,240,000 for the nine months ended September 30, 2007 (“YTD 2007”), an increase of $3,547,000, or 7%. Higher sales were primarily the result of new model introductions, higher penetration on certain programs and a higher average unit price. These increases were partially offset by lower volumes on existing programs. Unit shipments increased to 743,000 units for YTD 2008 compared with 700,000 units for YTD 2007. New vehicles equipped with CCS and launched since the Third Quarter 2007 included the Hyundai Genesis, Lexus LX 570, Nissan Teana, Nissan Maxima, Infiniti FX, Jaguar XJ, Jaguar XF, Lincoln MKS, Ford F-Series Pickup, Chevrolet Suburban, Chevrolet Tahoe, Chevrolet Avalanche, GMC Yukon, GMC Yukon XL, GMC Yukon Denali and the GMC Sierra Pickup. Higher average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having higher Amerigon content during the YTD 2008 compared with that of the YTD 2007. Content varies among programs based upon differing customer sourcing decisions for certain components that complement the CCS system. Also, two vehicles, beginning with the 2008 model year, began to install the CCS as a standard feature; previously, the CCS was installed on these vehicles at the option of the car buyer. Volume decreased on existing programs primarily due to declining overall automotive market volume which has been impacted by slowing economic activity in North America, higher gas prices and decreasing availability of consumer credit.

Cost of Sales. Cost of sales increased to $35,116,000 for YTD 2008 from $31,698,000 for YTD 2007. This increase of $3,418,000, or 11%, is attributable to higher sales volumes and a lower gross profit percentage. The gross profit percentage during YTD 2008 was 31% and was 33% during YTD 2007. This decrease is primarily attributable to higher raw material costs during the Third Quarter 2008 as compared to the Third Quarter 2007 and an unfavorable change in the mix of products sold which favored programs having a higher gross margin percentage during the Third Quarter 2007 compared with the Third Quarter 2008. TED’s which represent the key component of the CCS system contain the metal Te. During the early months of 2008 the market for Te experienced a significant increase. The average price of a kilogram of Te in 2007 was approximately $100 and increased to a peak of $286 in April 2008. Since that time the average market price has continually decreased to a current average of $215 per Kilogram during September 2008. We do not purchase Te directly but have agreed to price increases for our TED suppliers as a result of the increase in their Te costs. Existing Te supply contracts and on-hand inventory resulted in a delay in the impact of higher Te market prices to us until the Third Quarter 2008. Although the market for Te has moderated, we expect that the lower levels will not result in reduced costs to Amerigon until at least the first quarter 2009 if at all.

Net Research and Development Expenses. Net research and development expenses increased to $5,061,000 for YTD 2008 from $3,854,000 for YTD 2007. This $1,207,000, or 31%, increase was due to increased research activities associated with our advanced TED program, the addition of CCS engineering resources to support the large number of new vehicle programs and continued development of new automotive and non-automotive TE-based products. These increases were offset partially by higher research and development reimbursements. The increase in research and development expenses for our advanced TED program is associated with a recent breakthrough in our TED material program. With support from Amerigon subsidiary, BSST LLC, a scientist at The Ohio State University recently developed a new efficient TED material having certain desirable properties at high temperatures. Much of our higher research and development expenses are focused on further advancing and commercializing that new material. The higher research and development reimbursements reflect an increase in government research programs including the Department of Energy-sponsored Automotive Waste Heat Recovery Program, now entering its fourth and final phase. Our research and development reimbursements have not increased proportionately to the increase in research and development expenses due to an increasing focus on efficient TED material, including that from The Ohio State University, and production process technology advancements for which we do not plan to seek partnership support.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $6,164,000 for YTD 2008 compared with $6,295,000 for YTD 2007.

Interest Income. We had interest income of $714,000 for YTD 2008 compared with $681,000 for YTD 2007. The increase of $33,000, or 5%, resulted from higher cash equivalent and short-term investment balances during YTD 2008 compared with YTD 2007 partially offset by lower average yields on these interest paying investments (see “Liquidity and Capital Resources”).

Income Tax Expense. We recorded income tax expense of $1,999,000 during YTD 2008. This reflected an estimated effective tax rate for the year of 38%. (Our current income tax expense is expected to be substantially offset by our net operating loss carryforwards. Therefore, we do not expect to have a significant cash outlay for income taxes in the current year.) The income tax expense for YTD 2007 was $607,000 representing our normal tax provision at an estimated effective tax rate of 37% during YTD 2007 partially offset by a benefit recorded for prior year R&D Credits totaling approximately $1,700,000. We recorded these R&D Credits as a result of having substantially completed a detailed analysis during the Third Quarter 2007 which substantiated and quantified our ability to claim the credits.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	September 30, 2008	December 31, 2007
Cash and cash equivalents	$15,209,000	$1,170,000
Short-term investments	11,500,000	23,925,000

	$26,709,000	$25,095,000

We manage our cash, cash equivalents and short-term investments to fund operating requirements. Cash and cash equivalents increased by $14,039,000 to $15,209,000 during YTD 2008. At September 30, 2008, our short-term investments were Auction Rate Preferred Stock (“ARPS”). At December 31, 2007 our short-term investments were $20,925,000 in ARPS and $3,000,000 of Municipal Notes. The Municipal notes matured on March 31, 2008.

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

During the time since the auctions first began to fail, a number of the fixed income funds that have issued the ARPS held by us have obtained alternative financing and have redeemed the ARPS at their face value, which represents our carrying value and the value at which we purchased the ARPS. During the three and nine month periods ended September 30, 2008, we received proceeds totaling $1,525,000 and $10,150,000, respectively, in redemptions of the ARPS held by us. On September 26, 2008, we entered into an agreement with our broker, Comerica Securities, Inc., to sell the remaining holdings of ARPS during the month of October 2008 at the par value of those securities, which also equaled our carrying value, as of September 30, 2008. We completed the sale of all ARPS as of October 27, 2008.

We believe that our current working capital of $36,502,000, our expected positive free cash flow, and our $20.0 million revolving line of credit will be adequate to fund our current business needs.

On April 29, 2008, we amended our Revolving Credit Line with Comerica Bank. The amendment increased the amount available to $20,000,000 from $10,000,000. Under the terms of the amendment, a Borrowing Base limiting the loans available under the Revolving Credit Line is effective when aggregate loans exceed $10,000,000. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable (as defined by the agreement), plus the lesser of 60% of Eligible Foreign accounts receivable (as defined by the agreement) or $3,000,000, plus 50% of Eligible Inventory (as defined by the agreement), plus 70% of the market value of Eligible Securities (as defined by the agreement). All other terms of the Revolving Credit Line were substantially unaffected by the amendment. As of September 30, 2008 there were no loans outstanding under the Revolving Credit Line and one letter of credit was outstanding totaling $165,000. Total availability under the line as of September 30, 2008 was $19,835,000.

Cash provided by operating activities during YTD 2008 was $3,110,000 and was attributable to net income, plus non-cash adjustments including deferred taxes of $1,813,000, stock option compensation of $762,000, depreciation and amortization of $980,000, and partially offset by an increase in net operating assets and liabilities of $3,728,000. The higher net operating assets and liabilities were primarily due to higher inventory and lower accounts payable as of September 30, 2008 compared with December 31, 2007. These differences were partially offset by a lower accounts receivable balance.

As of September 30, 2008, working capital was $36,502,000 and was $30,538,000 at December 31, 2007, an increase of $5,964,000, or 20%. This increase was primarily due to an increase in inventory of $2,224,000 and by decreases in accounts payable of $1,951,000. Inventory increased primarily in preparation for a number of new program launches which began during the Third Quarter 2008 and due the timing of volume shipments of inventory for our North American customers. Accounts payable decreased due to the timing of inventory purchases during the quarter as compared with that of the fourth quarter 2007. Our levels of inventory and accounts payable tend to fluctuate as a result of sourcing products from Asia and extended payment terms with certain suppliers.

Cash provided by investing activities was $10,315,000 during YTD 2008, reflecting sales and maturities of investments totaling $15,525,000 partially offset by purchases of investments of $3,100,000, purchases of property and equipment totaling $1,605,000, and the cost to acquire new patents and patent application filings of $505,000. Purchases of property and equipment for the period are primarily related to new equipment purchases for newly-launched production programs and approximately $220,000 in leasehold improvements related to a refurbishment and expansion of our engineering and research center located in Irwindale, California, completed in January 2008.

Cash provided by financing activities was $604,000 during YTD 2008, reflecting the proceeds of Common Stock option exercises.

Related Party Transactions

We purchase thermoelectric devices from and have outsourced a portion of our production to Ferrotec Corporation (“Ferrotec”). Ferrotec owned 400,000 shares of our Common Stock as of September 30, 2008. Purchases of labor and services and components from Ferrotec were $20,847,000 during YTD 2008. The Company had an accounts payable balance with Ferrotec of $3,203,000 as of September 30, 2008 and $4,879,000 as of December 31, 2007.

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

Borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (4.50% at September 30, 2008). As of September 30, 2008, there were no borrowings outstanding under our line of credit.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. Our short-term investments consist of ARPS. The carrying value approximates fair value at September 30, 2008.

Marketable Securities	Carrying Value	Average Rate of Return at September 30, 2008 (Annualized)
Cash equivalents	$12,545,000	2.47%

Short-term investments	$11,500,000	5.27%

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended September 30, 2008. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at September 30, 2008.

There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2007. Below are the risk factors applicable to the Company:

Risks Relating to our Business

We have only one commercially successful product in one industry segment and we may not be able to commercialize and market additional products to other industries

We are currently developing advanced designs of TEDs to be used in a wide range of potential products in a number of industries, but to date we have only one commercially successful product. Although we have made significant improvements in TED technology and we believe that a number of new products have become practical at our current stage of TED advancement, additional improvements are necessary to make TED based products commercially attractive in comparison with other technologies for the major markets in which we are targeting. These advancements are dependent on many variables including but not limited to new advanced materials becoming available and efficient and cost effective manufacturing processes for advanced TEDs and the related materials being developed.

We have incurred substantial operating losses since our inception

Although we have reported operating income during the past four years, prior to that we incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of September 30, 2008, we had accumulated deficits since inception of $38,796,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology and radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At September 30, 2008, we had cash and cash equivalents of $15,209,000. Based on our current operating plan, we believe cash at September 30, 2008, along with the proceeds from future revenues and borrowings from our $20,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

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

Our products may conflict with patents that have been or may be granted to competitors or others

Other persons could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of our products for allegedly conflicting with patents held by them. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on our business. In addition, if we become involved in litigation, it could consume a substantial portion of our time and resources. From time to time, we receive notices from third parties suggesting that our products infringe on the proprietary rights of others; however, to date we have not received any such notice that we believe describes a valid claim of infringement.

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

We do not anticipate paying dividends on our Common Stock

We have never paid any cash dividends on our Common Stock and do not anticipate paying dividends in the near future.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1.1	Articles of Incorporation (1)

3.1.2	Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company (13)

10.1*	1993 Stock Option Plan(3)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(4)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (11)

10.3.2*	Amendment to 2006 Equity Incentive Plan (12)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (13)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(3)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(5)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(6)

10.6.1*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.6.2*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(10)

10.7	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.8.1	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(7)

10.8.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC (10)

10.8.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC (10)

10.8.4	Third Amendment dated May 17, 2007 to Amended and Restated Operating Agreement of BSST LLC (14)

10.9	Cross License Agreement between the Company and BSST LLC dated November 19, 2002 (9)

10.10	Reversionary Rights Agreement between BSST LLC and Dr. Lon E. Bell dated May 17, 2007 (14)

10.11.1	Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank dated as of October 28, 2005 (15)

10.11.2	First Amendment, dated as of February 6, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (16)

10.11.3	Second Amendment, dated as of April 30, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (16)

10.12	Guaranty of BSST LLC in favor of Comerica Bank dated as of April 30, 2008 (16)

10.13	Security Agreement (All Assets) by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.14	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.15	Security Agreement (All Assets) by BSST LLC in favor of Comerica Bank dated as of November 14, 2002 (15)

10.16	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of November 14, 2002 (15)

10.17 *	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008 (17)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.

(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed May 2, 2008 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated (Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker Chief Executive Officer (Duly Authorized Officer)

Date: October 30, 2008

/s/ BARRY G. STEELE
Barry G. Steele Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: October 30, 2008