Form 10-K
period 2008-12-31
AMERIGON INC
filed 2009-02-13
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008, was $113,715,000. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the Common Stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant. As of February 13, 2009, there were 21,213,492 issued and outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III.

AMERIGON INCORPORATED

PART I

ITEM 1.    BUSINESS

General

Amerigon Incorporated (“Amerigon,” “we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and light truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of December 2008, we have shipped approximately 4.5 million units of our CCS product to customers since we first began shipping CCS units in 2000. Our CCS product is currently offered as an optional or standard feature on 25 automobile models produced by Ford Motor Company, General Motors, Toyota Motor Corporation, Nissan, Tata Motors, Ltd. and Hyundai. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008.

Since the initial introduction of CCS we have introduced new designs that incorporated improvements in electrical efficiency, size, weight, and noise and are more versatile. These include our Micro Thermal Module™ (“MTM™” or “MTM”) technology and our CCS II configuration. Further improvements in engineering design are currently in development and are expected to be introduced on future vehicle models.

In 2008, we launched a heated and ventilated only variant of the CCS (“HV”). This product works in a similar fashion to our CCS, only there is no active cooling capability and no TED. In the cooling mode, the vent only system will use the ambient cabin air to provide a degree of cooling comfort to the seat occupant. In the heating mode, the vent only system will be supplemented with more traditional resistive heating elements. This system has a lower price and is targeted to certain lower cost vehicle models and certain geographical markets.

In 2008, we formed a development agreement to develop a suite of heated and cooled bedding products with Sealy Corporation, the largest bedding manufacturer in the world, using Amerigon’s advanced TED technology.

Corporate Information

We were incorporated in 1991 and originally focused our efforts on developing electric vehicles and high technology automotive systems. Because the electric vehicle market did not develop as anticipated, we have focused our efforts on advanced TED technologies and applications including our CCS product. At the present time the CCS is our only high volume product. We are presently working on developing products that utilize our proprietary TED technology in other non-CCS applications.

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

Business Strategy

Our strategy is to become the leading provider of TED based products through strategic relationships with automobile manufacturers and market leaders in other industries and their suppliers. Our strategy includes the following key elements:

•	Developing TED based products in partnership with capable sectoral partners using our proprietary developed, highly efficient TEDs through our subsidiary, BSST;

•	Further improving the efficiency of our TED systems on a proprietary basis through continued research and development;

•	Entering new markets with our existing and future TED proprietary technology;

•	Continuing to encourage automobile manufacturers to specify that their seat suppliers offer our CCS product;

•	Working with first tier seat suppliers to offer our product to their customers;

•	Continuing to improve our CCS technology for cost, performance, efficiency and packageability;

•	Increasing global penetration with automotive companies; and

•	Continuing to expand our intellectual property.

Products

Thermoelectric device (TED)

Our current and future planned products are based upon our internally developed advanced TED technology. A TED is a solid state circuit that has the capability to produce both a hot and cold thermal condition. This is known as the Peltier effect. The advantages of advanced TEDs over conventional compressed gas systems is that they are environmentally friendly, less complex as they have no moving parts, are compact and light weight. Traditional TEDs are not widely utilized in the global product marketplace because they are inherently inefficient. Through our BSST subsidiary, we have worked for the past eight years developing innovations that improve TED efficiency. We currently hold eleven. U.S. patents related to these innovations and have ten additional U.S. patents pending. Our progress to date has been to improve TED efficiency by an approximate factor of two. We believe that an improvement factor of four is required for a number of practical commercial applications. This improvement is likely to require the development of advanced materials and manufacturing processes to produce those materials in sufficient quantities. Advanced TED materials are currently being researched by a number of entities, and we have developed strategic relationships with several of these. During 2008, we participated in a significant breakthrough. With support from our BSST subsidiary, a scientist at The Ohio State University developed a new efficient TED material having certain desirable properties at high temperatures. This material is not ready for commercial applications, however, we believe that further research could lead to such a development. We have expanded our internal research and development resources to take advantage of such opportunities. There can be no assurance as to when these materials will become commercially viable, if at all, or whether practical manufacturing processes can be developed for such materials.

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

In 2008, BSST successfully completed the third phase of its Automotive Waste Heat Recovery Program and as a result was awarded a Phase 4 Program by the U.S. Department of Energy (“DOE”). BSST leads a development team that includes Visteon Corporation, BMW of North America, Marlow Industries, the DOE’s National Renewable Energy Laboratory and Jet Propulsion Laboratory/California Institute of Technology. The objective of this four phase program is to demonstrate a viable thermoelectric-based vehicle waste heat recovery and power generation system that will improve the efficiency of vehicles powered by internal combustion engines. In the first phase of the program, successfully concluded in June 2005, the team established a vehicle system architecture for a BMW’s series 5 engine and conducted a comprehensive analysis to determine the technical and commercial viability of its power generation concept. In the second phase the team built and tested prototype key subsystems including a thermoelectric power generator, electronic power control system and exhaust gas heat exchanger. In Phase 3, the team integrated and operated the subsystems together in a bench test environment. The fourth phase involves constructing a full prototype to be installed in a vehicle. Seventy five percent of the total cost of this program is paid for with Federal funds, while selected project team members, including BSST, will bear the remaining cost. Through December 31, 2008, we have received a total of $4.9 million in program funding from the DOE since the program began in 2005. Additional funds are expected as the program continues. However, the actual amount contributed may be reduced, as the funding provisions supporting this program require the DOE to approve and release funds only on a phase-by-phase basis, according to project progress and revisions made in the scope of the project. In addition, funds must be made available through the annual Federal budget process each year before any funding release can be made.

During 2008, BSST was included in a DOE sponsored program to develop a highly-efficient thermoelectric heating and cooling system for automobiles that will substantially reduce energy consumption, engine load and ultimately greenhouse gas emissions. The goal of the 36-month project is to create a zonal heating and cooling system for automobiles that heats or cools the vehicle occupants, rather than the entire cabin and its components, thereby reducing the energy consumed by existing heating/cooling systems by one third. Ford Motor Company was selected to lead the project with partners including Visteon, the DOE’s National Energy Renewable Laboratory and Ohio State University, along with BSST. BSST’s role is to design and develop the thermoelectric core of the heating and cooling system. The entire $8.4 million project will be performed on a cost share basis with DOE paying $4.2 million and the partners sharing in a matching $4.2 million.

The net amounts spent for research and development activities in 2008, 2007 and 2006 were $6,783,000, $5,081,000 and $3,367,000, respectively. Because of changing levels of research and development activity, our research and development expenses fluctuate from period to period. Also included in research and development are expenses associated with the research and development activities of BSST of $3,665,000, $2,591,000 and $930,000 for 2008, 2007 and 2006, respectively. BSST’s expenses are net of reimbursement for customer funded research and development of $2,462,000, $2,464,000 and $3,331,000 for 2008, 2007 and 2006, respectively.

Marketing, Customers and Sales

We are primarily a second-tier supplier to automobile and truck manufacturers. As such, we focus our marketing efforts on automobile and truck manufacturers and their first-tier suppliers. We have not, and do not, expect to market directly to consumers. For CCS products, our strategy has been to convince the major automobile companies that our CCS product is an attractive feature that will meet with consumer acceptance and has favorable economics, including high profitability, to the manufacturers. If convinced, the manufacturers then direct us to work with their seat supplier to incorporate our CCS product into future seat designs who then become our direct customers. These customers include Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Marubeni Vehicle Corporation (“Marubeni”), Dymos Incorporated (“Dymos”), Faurecia NHK Kyusyu Co. Ltd (“Faurecia NHK”), Faurecia Wuhan Auto Seating (“Faurecia Wuhan”), Tacle Seating USA (“Tacle”) and Magna Seating of America, Inc.(“Magna”). We also sell directly to one automotive manufacturer, Hyundai. We also market directly to these and other major domestic and foreign automotive seat suppliers. The number of CCS products we sell is affected by the levels of new vehicle sales and the general business conditions in the automotive industry.

During 2008, particularly in the second half of the year, our product revenues were adversely affected by a significant decline in worldwide automotive production levels. During 2008, worldwide light vehicle production declined by 4.3% to 65.6 million vehicles. This drop was even more significant during the second half of the year which declined by 11.9%. Our product revenues are primarily focused on vehicle production in North America and the Japan/Korea region. During 2008, vehicle production for these regions declined by 16.2% and 2.3%, respectively, as compared to the prior year. This decline has been largely precipitated by a decrease in the sales of light vehicles which is attributable to the global credit crisis and resulting global economic slowdown. During 2008, our revenue levels were relatively flat as compared to the prior year despite the significant reduction in worldwide light vehicle production. We were able to maintain such revenue levels by introducing CCS on several new vehicle platforms that were launched during the year and increasing installation rates of the CCS on existing light vehicle platforms. We expect that light vehicle production levels are likely to be even lower during 2009. This would result in lower product revenue for the year.

For our most recent fiscal year, our revenues from sales to our three largest customers, Lear, NHK and Bridgewater were $21,308,000, $14,328,000, and $9,487,000, representing 33%, 23%, and 15% of total revenues, respectively. The loss of any one of these customers is likely to have a material adverse impact on our business.

Replacing the traditional seat heater, our CCS product is offered as an optional or standard feature on the following vehicle models:

Manufacturer	Model	CCS Style	Year Launched(1)
Ford Motor Company	Lincoln MKZ(5)	MTM	2005
	Lincoln MKX(3)(5)	MTM	2006
	Lincoln MKS(5)	MTM	2008
	Lincoln Navigator(3)(5)	MTM	1999
	Ford Expedition	MTM	2002
	Ford F150	MTM	2008

General Motors	Cadillac Escalade	MTM	2006
	Cadillac Escalade ESV(3)	MTM	2006
	Cadillac Escalade EXT	MTM	2006
	GMC Yukon	MTM	2008
	GMC Yukon XL	MTM	2008
	GMC Yukon Denali	MTM	2008
	GMC Sierra Denali	MTM	2008
	Chevrolet Suburban	MTM	2008
	Chevrolet Tahoe	MTM	2008
	Chevrolet Avalanche	MTM	2008
	Cadillac DTS(3)	MTM	2003
	Cadillac XLR	CCS	2003
	Buick Lucerne	MTM	2005

Toyota Motor Corporation	Lexus LS 460(2)(3)	CCS II	2000
	Lexus LX 570	CCS II	2007
	Toyota Celsior(4)	CCS II	2000
	Toyota Century(4)	CCS	2005

Nissan	Infiniti M35	CCS	2005
	Infiniti M45(5)	CCS	2004
	Infiniti Q45	CCS	2002
	Infiniti FX	CCS II	2008
	Nissan Teana(4)	HV	2008
	Nissan Maxima	CCS II	2008
	Nissan Fuga(4)	CCS	2005
	Nissan Cima(4)	CCS	2002

Hyundai	Equus(2)(4)	CCS	2003
	Genesis	CCS II	2007

Jaguar	XJ	MTM	2007
	FX	MTM	2007

Land Rover	Range Rover	MTM	2006

(1)	Represents the year in which the current model or a predecessor model first offered CCS as an option.
(2)	Vehicle is equipped with CCS in both front and rear seat positions.
(3)	Model is a redesigned successor to a model which previously offered CCS as an option.
(4)	Vehicle is produced for the Asian market only.
(5)	Vehicle includes CCS as a standard feature.

Our product revenues for each of the past three years were divided among original equipment manufacturers automotive (“OEMs”) as follows:

Manufacturer	2008	2007	2006
Ford Motor Company	26%	28%	24%
General Motors	25	30	42
Nissan	21	7	11
Toyota Motor Corporation	18	23	17
Jaguar/Land Rover	7	6	2
Hyundai	3	6	4

Total	100%	100%	100%

In November 2003, we formed our wholly owned subsidiary, Amerigon Asia Pacific, Inc., a Japanese company (“Amerigon Asia Pacific”), to provide administrative support and engineering activities related to our customers based in Japan.

Outsourcing, Contractors and Suppliers

We completely outsource CCS production to lower-cost countries to be price competitive and expand our market beyond the luxury vehicle segment. We currently have contract manufacturing relationships with several suppliers who have manufacturing locations in China, Mexico and Japan.

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

During 2008, the market price for Tellurium, a key raw material necessary for the manufacture of the TEDs used in our products, increased substantially. As a result, we renegotiated pricing with certain of our suppliers. Our 2008 net income was ultimately reduced as a result of these renegotiations. Although the market price for Tellurium has recently fallen from historically high levels, it is possible that the market price will rise again requiring further renegotiations with our customers and suppliers. It is also possible that our customers will ask for price concessions if the market price of Tellurium falls back to its historical average.

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

We currently have a license arrangement related to our CCS product. Feher Design, Inc. (“Feher”) has granted to us an exclusive worldwide license to use specific CCS technologies covered by three U.S. patents held by Feher. The first of these three licensed patents expired on November 17, 2008. The other two will expire on October 18, 2009 and March 14, 2011. In addition, we jointly own two U.S. patents and five Japanese patents with Honda Motor Co.

Competition

The automotive components and systems business is highly competitive. During 2008, one of our competitors introduced a heated and cooled automotive seat system very similar to ours on a GM vehicle platform. Previously, our competition was limited to companies that supplied heated-only seats or a product that circulates ambient air through a seat without active cooling similar to the HV system that we introduced in 2008. In addition, certain vehicle manufacturers have, for some time, offered options on certain models that combine heated seats with circulation of ambient air. It is possible that our competitors will be able to expand or modify their current products to more directly compete with our CCS system. We believe that there are other potential competitors that are working to develop systems for both active heating and cooling of automotive car seats.

We may experience additional competition directly from automobile manufacturers or other major suppliers, most of which have the capability to manufacture competing products. Many of our existing and potential competitors have considerably greater financial and other resources than we do, including, but not limited to, an established customer base, greater research and development capability, established manufacturing capability and greater marketing and sales resources. We believe that our products will compete successfully on the basis of performance, quality, and price.

Financial Information About Industry Segments and Geographic Areas

Our business segment and geographic areas information is incorporated herein by reference to Note 13 of our consolidated financial statements and related financial information indexed on page F-1 of this report.

Employees

As of December 31, 2008, Amerigon and its subsidiaries employed a total of 78 individuals, including 27 at BSST and six at Amerigon Asia Pacific. Amerigon also has retained the services of nine outside contractors. None of our employees is subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

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

Risks Relating to our Business

The automotive industry, which represents our primary market, is currently in significant decline and is likely to cause our product revenues to decline

Demand for our products is directly related to automotive vehicle production. Recently, automotive sales and production have be significantly and adversely affected by general economic and industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Generally, the vehicle models offering our CCS product as an optional feature have experienced significant production declines in recent months. The automobile original equipment manufacturers (“OEMs”), especially those based in the United States, have recently experienced significant operating losses and are continuing to restructure their operations, which could have a material adverse impact on our future financial results. Continued declines in automotive production levels, particularly with respect to models for which we supply CCS products, would materially reduce our revenues and harm our profitability.

We may suffer significant losses should one of our customers or any of the major domestic automotive manufacturers declare bankruptcy

With the threat of a bankruptcy filing by one or more of the major domestic automotive manufacturers looming, we face the risks of being unable to collect a significant portion of our outstanding accounts receivable and of suffering a significant loss of future revenues. If one of the major domestic automotive manufacturers were to declare bankruptcy, even if it were Chrysler LLC, the only major domestic automotive manufacturer we do not supply through our tier one customers, it would likely have a significant impact on our tier one customers who might then be compelled to also file for bankruptcy. In such an event, a considerable amount of the accounts receivable owed to us from our customers might not be paid. In addition, if a domestic automotive manufacturer that incorporates our products in its vehicles were to declare bankruptcy and cease operations, our future operating profits would be significantly impacted by the significant loss of revenue. We cannot be certain that all of the domestic automotive manufactures or our tier one customers will avoid filing for bankruptcy during the current significant downturn in the automotive industry.

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

We have incurred substantial operating losses since our inception and anticipate incurring additional operating losses during upcoming periods

Although we have reported operating income during the past five years, prior to that we incurred substantial operating losses since our inception. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. It is likely that we will have an operating loss during the first quarter of 2009 due to a significant decline in our expected product revenue for that quarterly period. Unless economic conditions generally and the condition of the automotive industry substantially improves, it is possible that our operating losses will continue beyond the first quarter of 2009. As of December 31, 2008, we had accumulated deficits since inception of $38,505,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology and radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At December 31, 2008, we had cash and cash equivalents of $25,303,000. Based on our current operating plan, we believe cash at December 31, 2008, along with the proceeds from future revenues and borrowings from our $20,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

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

Significant increases in the market prices of certain raw materials may adversely affect our business

Our products contain TEDs which contain certain raw materials that cannot generally be substituted. As an example, Tellurium is a raw material used in TEDs. If the market prices for these raw materials significantly increases, our gross profit may be adversely impacted as our suppliers pass those price increases on to us. A recent increase in the price of Tellurium to historical levels is one example of the impact raw material prices could have on our business. Our suppliers passed the increase in Tellurium prices on to us and our ability to recover those increases from our customers was limited. Our business and operations could also be materially adversely affected by shortages in key raw materials.

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

Any failure to protect our intellectual property could harm our business and competitive position

As of December 31, 2008, we owned 12 U.S. patents and had 34 U.S. patents pending and our subsidiary BSST owned 15 U.S. patents, 16 foreign patents and had 29 U.S. patents pending and 44 foreign patents pending. We were also licensees of two patents and joint owners with Honda Motor Co. of two U.S. patents and five Japanese patents. We also owned 31 foreign patents and had 21 foreign patent applications pending. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties. Failure to continue with or loss of such agreements could materially and adversely affect our business.

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

Our products may conflict with patents that have been or may be granted to competitors or others

Other persons could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of our products for allegedly conflicting with patents held by them. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on our business. In addition, if we become involved in litigation, it could consume a substantial portion of our time and resources. From time to time, we receive notices from third parties suggesting that our products infringe on the proprietary rights of others.

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

Because many of the largest automotive manufacturers are located in foreign countries, our business is subject to the risks associated with foreign sales

Many of the world’s largest automotive manufacturers are located in foreign countries. Accordingly, our business is subject to many of the risks of international operations, including governmental controls, tariff restrictions, foreign currency fluctuations and currency control regulations. However, historically, substantially all of our sales to foreign countries have been denominated in U.S. dollars. As such, our historical net exposure to foreign currency fluctuations has not been material. No assurance can be given that future contracts will be denominated in U.S. dollars or that existing contracts will be honored by our suppliers or customers, especially with respect to our customers and suppliers whose cost structure and revenue are denominated in other currencies.

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

The recent global economic and financial market crisis has had and may continue to have a negative effect on our business and operations.

The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our tier-one customers, their OEM customers and our suppliers have been severely affected by the current economic turmoil. There is no certainty that our customers and suppliers will continue to be in business. The current crisis could continue to lead to reduced demand for our products and could result in customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet consumer demand or affect our financial results.

The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our financial results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of our Federal Net Operating Loss carryforwards (“NOLs”) which are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations. See Note 4 of our consolidated financial statements and related financial information indexed on page F-1 of this report for a more complete description of our NOLs.

Credit market developments may reduce availability under our credit agreement.

Due to the current volatile state of the credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lender fails to honor their legal commitments under our $20,000,000 credit facility, it could be difficult in the current environment to replace our credit facility on similar terms. Although we believe that our cash reserves, access to capital markets and existing credit facility will give us the ability to satisfy our liquidity needs for at least the next 12 months, the failure of the lender under our credit facility may impact our ability to finance our operating or investing activities.

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

Our Board of Directors has the authority to issue up to 4,991,000 shares of Preferred Stock and to determine the price, rights (including conversion rights), preferences and privileges of those shares without any further vote or action by the shareholders. Consistent with this authority, in January, 2009 our Board adopted a Shareholder Rights Plan (the “Rights Plan”) in which one purchase right was distributed as a dividend on each share of common stock held of record as of the close of business on February 10, 2009 (the “Rights”). If exercisable, each Right will entitle its holder to purchase from the Company one one-thousandth of a share of a newly created Series B Preferred Stock of the Company for $20.00 (the “Purchase Price”). The Rights will become exercisable if any person or group becomes the beneficial owner of 15% or more of the Company’s common stock or has commenced a tender or exchange offer which, if consummated, would result in any person or group becoming the beneficial owner of 15% or more of the Company’s common stock. If any person or group becomes the beneficial owner of 15% or more of the Company’s common stock, each right will entitle its holder, other than the acquiring person, to purchase a number of shares of the Company’s or the acquiror’s common stock having a value of twice the Purchase Price. The Rights are deemed attached to the certificates representing outstanding shares of common stock. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquiror from gaining control of the Company without offering a fair price to all of the Company’s shareholders; however, the existence of the Rights Plan and the rights of holders of any other shares of preferred stock that may be issued in the future, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

We do not anticipate paying dividends on our Common Stock

We have never paid any cash dividends on our Common Stock and do not anticipate paying dividends in the near future.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate headquarters of approximately 12,100 square feet in Farmington Hills, Michigan (although located in Farmington Hills, such property has a Northville, Michigan mailing address) and we lease research and development facilities of approximately 33,000 square feet in Irwindale, California. Our Michigan lease expires August 31, 2011, and the California lease expires March 31, 2016. We have the right to terminate the California lease on March 31, 2011 and September 30, 2013. The current monthly rent of the Michigan lease, including rent and operating expense allocations, is approximately $20,000. The current monthly rent of the California lease, including rent, property taxes and insurance, is approximately $39,000. We also lease office space in Japan, which costs approximately $10,000 per month. We believe that these facilities are adequate and suitable for their present requirements.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, but there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Stock Market under the symbol ARGN. The following table sets forth the high and low sale prices for our common stock as reported on The Nasdaq Stock Market for each quarterly period from January 1, 2007 through December 31, 2008.

2007	High	Low
1st Quarter.	$12.83	$9.11
2nd Quarter	18.60	11.30
3rd Quarter	20.64	14.15
4th Quarter	22.35	16.11

2008
1st Quarter.	$21.40	$14.14
2nd Quarter	15.86	7.08
3rd Quarter	9.48	5.72
4th Quarter	6.87	2.45

As of February 10, 2009, there were approximately 100 registered holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions. We have not paid any cash dividends since formation and we do not expect to pay any cash dividends in the foreseeable future. During the fourth quarter of 2008, we repurchased 946,877 shares of our common stock for an aggregate purchase price of $3,496,990. Details of such repurchased shares of common stock are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 to October 31, 2008	117,522	$3.95	117,522	N/A	*
November 1, 2008 to November 30, 2008	829,355	$3.66	829,355	N/A	*
December 1, 2008 to December 31, 2008	—		—	N/A	*

Total	946,877	$3.69	946,877	N/A	*

All of the above shares were repurchased pursuant to the stock repurchase plan we announced on October 28, 2008 under which the Board of Directors authorized the repurchase of up to $12 million of our common stock. The stock repurchase plan expires 12 months after its adoption, but may be extended, terminated or modified by the Board of Directors at any time.

* As noted above, the authorized stock repurchase plan authorized a maximum dollar amount for repurchases, not a share amount. However, using the closing price of our common stock as of February 10, 2009, the $8,503,010 remaining for repurchases under the stock repurchase plan would purchase 2,415,628 shares of our common stock.

For details concerning securities authorized for issuance under our equity compensation plans, see Item 12 of this Report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from our audited financial statements, some of which appear under Item 15 of this Report. These selected financial data might not be a good indicator of our expected results for fiscal 2009. You should read the selected financial data together with the financial statements and notes to financial statements from which this information is derived and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report.

	Year Ended December 31,
	(In thousands except per share data)
	2008	2007	2006	2005	2004
Product revenues	$63,613	$63,630	$50,609	$35,737	$32,710
Operating income (loss)	4,554	7,705	5,513	2,570	786
Net income (loss)(1)	3,564	7,375	3,514	16,549	1,059
Basic earnings (loss) per share:
Common Stock	0.16	0.34	0.17	0.79	0.06
Convertible Preferred Stock			0.17	0.79	0.06
Diluted earnings (loss) per share	0.16	0.33	0.16	0.76	0.05
Accumulated deficit	(38,505)	(42,069)	(49,444)	(52,958)	(69,507)

	As of December 31,
	(In thousands)
	2008	2007	2006	2005	2004
Working capital(2)	$30,471	$30,538	$23,765	$15,646	$9,571
Total assets	52,599	55,986	42,396	37,253	16,293
Long term obligations	392	450	650	850	1,050

(1)	Net income for the year ended December 31, 2005 reflects a reduction in the valuation allowance relating to the Company’s Federal Net Operating Loss (NOL) carryforwards resulting in an income tax benefit of $13,495. During the third quarter 2007, the Company substantially completed a study of its research and development activities and related expenses for the period from 1999 through 2006. As a result of this study, the Company determined that its research and development expenses qualify for certain Federal and state research and development tax credits (“R&D Credits”) for that period and a deferred tax benefit was recorded for the value of those credits, approximately $1,700. See Note 4 to the Consolidated Financial Statements under Item 15 for a more detailed explanation.
(2)	Represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, develop and market proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers. In 2008, we completed our ninth full year of producing and selling our Climate Control Seat™ (“CCS™”) product, which provides year-round comfort by providing both active heating and cooling to seat occupants. Since we started commercial production, we have shipped approximately 4,500,000 units of our CCS product to several customers: JCI, Lear, Bridgewater, NHK, Marubeni, Dymos, Faurecia NHK, Faurecia Wuhan, Tacle and Magna. These customers in turn sell our product, as a component of an entire seat or seating system, to automobiles manufactured by Ford Motor Company, General Motors, Toyota Motor Corporation Nissan and Tata Motors, Ltd. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008. We also sell directly to Hyundai.

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

During 2008, particularly in the second half of the year, our product revenues were adversely affected by a significant decline in worldwide automotive production levels. During 2008, worldwide light vehicle production declined by 4.3% to 65.6 million vehicles. This drop was even more significant during the second half of the year with which declined by 11.9%. Our product revenues are primarily focused on vehicle production in North America and the Japan/Korea region. During 2008, vehicle production for these regions declined by 16.2% and 2.3%, respectively, as compared to the prior year. This decline has been largely precipitated by a decrease in the sales of light vehicles which is attributable to the global credit crisis and resulting global economic slowdown. During 2008, our revenue levels were relatively flat as compared to the prior year despite the significant reduction in worldwide light vehicle production. We were able to maintain such revenue levels by introducing CCS on several new vehicle platforms that were launched during the year and increasing installation rates of the CCS on existing light vehicle platforms. We expect that there is likely to be even lower light vehicle production levels during 2009 would almost certainly result in our having lower product revenue for the year.

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

Income Taxes

Our income taxes are determined under guidelines prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method specified by SFAS 109, our deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and State tax rates. A valuation allowance is provided for a portion of our net deferred tax assets when we consider it more likely than not that the asset will not be realized. At December 31, 2008 and 2007, a valuation allowance has been provided for an estimated portion of our NOL’s generated prior to a 1999 change in control, as defined by the internal revenue code, which limits our ability to utilize those NOL’s. At our current rate of taxable income, we expect to utilize the NOLs not subject to this limitation over the next three to five years. If future annual taxable income were to be significantly less than current and projected levels, there is a risk that some of our NOLs not already provided for by the valuation allowance would expire. We do not expect significant differences between our taxable income and our book earnings before income taxes.

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

Patent Costs

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

Results of Operations Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Product Revenues.    Product revenues of $63,613,000 for 2008 were level with revenues of $63,630,000 for 2007. Higher sales resulting from new model introductions and higher penetration on certain programs were offset by lower volumes on existing programs. Unit shipments were 931,000 units for 2008 and were 939,000 units in 2007. New vehicles equipped with CCS and launched since the end of 2007 included the, Nissan Teana, Nissan Maxima, Infiniti FX, Jaguar XJ, Jaguar XF, Lincoln MKS, Ford F150 Pickup, Chevrolet Suburban, Chevrolet Tahoe, Chevrolet Avalanche, GMC Yukon, GMC Yukon XL, GMC Yukon Denali and the GMC Sierra Pickup. Two programs launched during 2007 had higher revenue in 2008 due to the impact of full year shipments; the Hyundai Genesis and Lexus LX 570. Two vehicles, beginning with the 2008 model year, began to install the CCS as a standard feature; previously, the CCS was installed on these vehicles at the option of the car buyer. Offsetting these increases were volume decreases on existing programs due to declining overall automotive market volume which has been impacted by slowing worldwide economic activity, higher gas prices and decreasing availability of consumer credit. We estimate that the impact of these lower volumes was to reduce product revenues by approximately $20,000,000 to $25,000,000.

Cost of Sales.    Cost of sales increased to $45,086,000 for 2008 from $42,302,000 for 2007. This increase of $2,784,000, or 7%, is attributable to higher raw material costs and an unfavorable change in the mix of products sold which favored programs having a lower gross margin percentage during 2008 compared with 2007. The gross profit percentage during 2008 was 29% and was 34% during 2007. TED’s, which represent the key component of the CCS system, contain the metal Tellurium (“Te”). During the early months of 2008 the market for Te experienced a significant increase. The average price of a kilogram of Te in 2007 was approximately $100 and increased to a peak of $286 in April 2008. Since that time the average market price has continually decreased to an average of $200 per kilogram during December 2008. We do not purchase Te directly but have agreed to price increases for our TED suppliers as a result of the increase in their Te costs. Existing Te supply contracts and on-hand inventory resulted in a delay in the impact of higher Te market prices to us until the third quarter of 2008. Although the market for Te has moderated, we expect that the lower levels will not result in reduced costs to Amerigon until at least the third quarter 2009.

Net Research and Development Expenses.    Net research and development expenses increased to $6,783,000 for 2008 from $5,081,000 for 2007. This $1,702,000, or 33%, increase was due to increased research activities associated with our advanced TED program, the addition of CCS engineering resources to support the large number of new vehicle programs and continued development of new automotive and non-automotive TE-based products. The increase in research and development expenses for our advanced TED program is associated with a recent breakthrough in our TED material program. With support from our subsidiary, BSST LLC, a scientist at The Ohio State University recently developed a new efficient TED material having certain desirable properties at high temperatures. Much of our higher research and development expenses are focused on further advancing and commercializing that new material. Our research and development reimbursements have not increased proportionately to the increase in research and development expenses due to an increasing focus on efficient TED material, including that from The Ohio State University, and production process technology advancements for which we do not plan to seek partnership support.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased to $7,190,000 for 2008 compared with $8,542,000 for 2007 representing a decrease of $1,352,000 or 16%. This decrease is primarily related to a reduction in management bonuses for 2008.

Interest Income.    We had interest income of $837,000 for 2008 compared with $961,000 for 2007. The decrease of $124,000, or 13%, resulted from lower average yields on our interest paying investments offset partially by higher average cash equivalent and short-term investment balances during 2008 compared with 2007 (see “Liquidity and Capital Resources”).

Income Tax Expense.    We recorded income tax expense of $1,938,000 during 2008. This reflected an estimated effective tax rate for the year of 35%. Our current income tax expense is expected to be substantially offset by our net operating loss carry forwards. Therefore, we do not expect to have a significant cash outlay for income taxes in the current year. At the end of 2008, our remaining available Federal NOL’s totaled $12,706,000. During 2007, we recorded an income tax expense totaling $3,170,000 representing our normal tax provision and an effective tax rate of 36%. This was partially offset by a benefit recorded for prior year R&D Credits totaling approximately $1,700,000 which decreased our effective tax rate to 17%. We recorded these R&D Credits as a result of having substantially completed a detailed analysis during the third quarter of 2007 which substantiated and quantified our ability to claim the credits.

Results of Operations Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Product Revenues.    Product revenues for 2007 were $63,630,000 compared with revenues of $50,609,000 for 2006, an increase of $13,021,000, or 26%. Higher sales were primarily the result of new model introductions and higher volumes on redesigned models. These increases were partially offset by lower sales for three models for which the production life ended during or after 2006, lower average unit prices and lower volumes on existing programs. Unit shipments increased to 939,000 units for 2007 compared with 718,000 units for 2006. New products equipped with CCS and launched during 2007 included the Jaguar XJ, Jaguar XF, Hyundai Genesis, Lexus 600HL, Lexus LX 570 and the Lincoln MKX. Additionally, four models, the redesigned Cadillac Escalade, Cadillac Escalade ESV and Cadillac EXT, and the Land Rover Range Rover, were introduced during 2006 but did not reach full volume levels until the third or fourth quarter of 2006. Lower average prices per unit were the result of a change in the mix of products sold being weighted more to CCS systems having lower Amerigon content during 2007 compared with that of 2006. Content varies among programs based upon differing customer sourcing decisions for certain components that complement the CCS system. The three vehicles which ended their production life during or after 2006 were the Cadillac Escalade ESV Platinum, Lincoln LS and Mercury Monterey. Replacements for these models were not introduced by our customers. Since June 30, 2006, we began shipping product for three vehicles currently offering CCS that were totally redesigned: the Lincoln Navigator, Ford Expedition and Lexus LS460.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $8,542,000 during 2007 compared with $7,620,000 during 2006. This $922,000, or 12%, increase principally reflects higher costs in our marketing department of $314,000, higher costs of the management incentive plan of $390,000 and other increases in administrative expenses. We increased the size of our marketing staff, incurred greater travel costs and moved into a larger Tokyo office as we prepared for a significant number of new program launches expected in 2008 and beyond. Due to the nature of our industry, our marketing team is primarily focused on activities associated with securing future business and less on managing existing product orders.

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

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	December 31, 2008	December 31, 2007
	(in Thousands)
Cash and cash equivalents	$25,303	$1,170
Short-term investments	—	23,925

	$25,303	$25,095

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of further business opportunities. Cash and cash equivalents increased by $24,133,000 to $25,303,000 in 2008. We liquidated all our short-term investments during 2008.

Cash provided by operating activities during 2008 was $5,545,000 and was attributable to net income of $3,564,000, plus non-cash adjustments. Non-cash adjustments primarily included deferred taxes of $1,432,000, depreciation and amortization of $1,373,000 and stock option compensation of $1,109,000. These were offset partially by an increase in net operating assets and liabilities of $1,861,000. The higher net operating assets and liabilities were primarily due to higher inventory and by lower accounts payable and accrued liability balances at December 31, 2008, compared with December 31, 2007. These were partially offset by lower accounts receivable and lower prepaid expenses and other assets.

As of December 31, 2008, working capital was nearly unchanged at $30,471,000 as compared to $30,538,000 at December 31, 2007. Increases in cash and cash equivalents and inventory of $24,133,000 and $421,000, respectively and decreases in accounts payable and accrued liabilities of $4,767,000 and $455,000, respectively, were partially offset by decreases in short-term investments, accounts receivable and current deferred income tax assets of $23,925,000, $3,603,000 and $2,978,000, respectively. Accounts receivable decreased primarily as a result of a $3,564,000 decrease in product revenues during the fourth quarter of 2008 compared with product revenues in the fourth quarter of 2007. Our levels of inventory and accounts payable tend to fluctuate as a result of sourcing products from China and long payment terms with certain suppliers. Our inventory levels were higher at the end of the second and third quarters of 2008 in anticipation of much higher product revenue volumes which did not materialize. We reduced our inventory levels during the fourth quarter to levels more suited to current volume levels. This fluctuation in inventory levels resulted in much lower accounts payable levels at December 31, 2008 since much of our product revenue shipments during the fourth quarter came from existing on hand inventory and not from purchases from suppliers.

Cash provided by investing activities was $21,368,000 during 2008, reflecting sales and maturities of short-term investments of $27,025,000, offset partially by purchases of short-term investments of $3,100,000, purchases of property and equipment totaling $1,712,000, cash paid to acquire new patents and patent application filings of $654,000 and cash invested in corporate owned life insurance of $191,000. Purchases of property and equipment for the period are primarily related to new equipment purchases for newly launched production program.

Cash used in financing activities was $2,893,000 during 2008, representing the cash used to repurchase common stock pursuant to the stock repurchase program described below totaling $3,497,000 offset partially by proceeds of Common Stock option exercises of $604,000.

On October 28, 2008 we announced that our Board of Directors had authorized a stock repurchase program. Under the program, we may repurchase, from time to time, up to $12,000,000 of our Common Stock in open market or in privately negotiated transactions for a period of 12 months. The number of shares and the timing of the purchases are determined by our management based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. The repurchase program is funded using our available cash. During the fourth quarter of 2008 we repurchased 946,877 shares of Common Stock at an aggregate purchase price of $3,497,000.

We have a $20,000,000 credit line (“Revolving Credit Line”) with Comerica Bank to fund future working capital requirements. At December 31, 2008, no revolving loans were outstanding. A Borrowing Base, as defined by the credit agreement, limiting the loans available under the Revolving Credit Line is effective when aggregate loans exceed $10,000,000. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable, as defined by the agreement, plus the lesser of 60% of Eligible Foreign accounts receivable, as defined by the agreement, or $3,000,000 plus 50% of Eligible Inventory, as defined by the agreement, plus 70% of the market value of Eligible Securities, as defined by the agreement. The Revolving Credit Line also provides for a letter of credit sub-facility of $5,000,000. At December 31, 2008 outstanding letters of credit were $165,000. At December 31, 2008 the Borrowing Base was less than $10,000,000 and $9,835,000 was available under the Revolving Credit Line. Loans under the Revolving Credit Line can be made, at the election of the Company, as Prime-based loans or Eurodollar-based loans. Interest is payable in arrears quarterly on Prime-based loans, and in arrears of one, two or three months on Eurodollar-based loans, determined by the length of the Eurodollar-based loan, as selected by the Company. Prime-based loans bear interest at Comerica Bank’s prime rate (3.25% at December 31, 2008). Eurodollar-based loans bear interest at a variable rate plus an applicable margin as outlined in the Revolving Credit Line agreement. The applicable margin is based upon the Company’s Leverage Ratio, as defined by the Revolving Credit Line agreement. The Revolving Credit Line is secured by all of the Company’s assets and expires on November 1, 2009. Under the terms of the credit agreement, the Company must maintain certain financial ratios including a minimum tangible net worth ratio, maximum leverage ratio and maximum ratio of funded debt to EBITDA, as defined by the credit agreement. At December 31, 2008 the Company was in compliance with all terms of the credit agreement.

BSST is engaged in a research and product development effort to improve the efficiency of thermoelectric devices. Amerigon and Dr. Lon E. Bell own 85% and 15%, respectively, of the outstanding interests in BSST. Outstanding incentive and option agreements for BSST management could reduce Amerigon’s 85% ownership interest to 82% if all of the options are exercised. The Company has, as the majority owner of BSST, certain funding obligations to BSST of up to $500,000 per year; however, the Company has the option to fund additional amounts to BSST if the Board of Directors of BSST so requests.

For the quarter ended December 31, 2008, we posted our 21st consecutive quarterly profit. The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing activities. Based on its current operating plan, management believes cash and equivalents at December 31, 2008 along with proceeds from future revenues are sufficient to meet operating needs for the foreseeable future.

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 requires that non-refundable advance payments for future research and development activities should be deferred and capitalized and is effective for us on January 1, 2008. The adoption of EITF 07-03 did not have a material impact on the financial statements.

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

In December 2007 the Financial Accounting Standards Board issued Statement of financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, such as the minority interest of our subsidiary, BSST, of which we own 85%, and for the retained interest in a gain or loss when a subsidiary is deconsolidated. This statement is effective for the Company starting in 2009. We do not expect that the adoption of FAS 160 will have any impact on our operating results and financial position.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. Generally Accepted Accounting Principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of this standard on our results of operations and financial position.

In May 2008, Financial Accounting Standards Board (“FASB”) issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement was effective on November 15, 2008. We do not expect the adoption to have any impact on our financial statements.

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

Tabular Disclosure of Contractual Obligations

As of December 31, 2008, the following amounts, aggregated by type of contract obligation, are known to come due in the periods stated:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Operating Lease Obligations	$3,021	$813	$1,449	$759	$—

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments in debt instruments of the U. S. government and in high-quality corporate issuers. As stated in our investment policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign country currencies and therefore are not presently subject to foreign exchange risk.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents; consequently, all of the marketable securities shown in below are expected to mature during 2009. The carrying value approximates fair value at December 31, 2008.

Marketable Securities	Carrying Value	Average Rate of Return at December 31, 2008
Cash equivalents	$23,821,000	1.14%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Financial Information — Selected Quarterly Financial Data

Unaudited Quarterly Financial Data

For the Years Ended December 31, 2008 and 2007

(In thousands, except per share data)

	For the three months ended,
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Product revenues	$17,360	$16,796	$16,631	$12,826
Gross margin	5,559	5,279	4,833	2,856
Operating income	1,842	1,750	854	108
Net income	1,371	1,254	648	291
Basic earnings per share:
Common Stock	0.06	0.06	0.03	0.01
Diluted earnings per share	0.06	0.06	0.03	0.01

	For the three months ended,
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Product revenues	$16,273	$15,058	$15,909	$16,390
Gross margin	5,214	5,155	5,173	5,786
Operating income	1,918	1,792	1,683	2,312
Net income(1)	1,294	1,256	3,056	1,769
Basic earnings per share:
Common Stock	0.06	0.06	0.14	0.08
Diluted earnings per share	0.06	0.06	0.13	0.08

(1)	Net income for the quarter ended September 30, 2007 included a deferred income tax benefit related to certain research and development tax credits (“R&D Credits”) associated with our research and development activities for the years 1999 through 2006 totaling $1,700,000. This adjustment increased basic earnings per common share for the three months ended September 30, 2007 by $0.07. See Note 4 to the Consolidated Financial Statements under Item 15.

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

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, both as of December 31, 2008. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of December 31, 2008. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of our internal control over financial reporting as stated in their report under Item 15.

February 13, 2009

ITEM 9B. OTHER	INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained under the captions entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Code of Ethics” in our definitive proxy statement to be filed with the SEC in connection with our 2009 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions entitled “Director Compensation,” “Executive Compensation,” “Summary Compensation Table,” “Compensation Committee Interlocks and Insider Participation,” “Option Grants in the Last Fiscal Year,” “Aggregated Options Exercised and Year-End Values” and “Report of the Compensation Committee on Executive Compensation” in our definitive proxy statement to be filed with the SEC in connection with our 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained under the captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC in connection with our 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained under the caption entitled “Certain Transactions” and “Independence of the Board of Directors” in our definitive proxy statement to be filed with the SEC in connection with our 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption entitled “Report of the Audit Committee” in our definitive proxy statement to be filed with the SEC in connection with our 2009 Annual Meeting of Stockholders.

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

3.1.3

Certified Resolution of the Board of Directors of the Company Establishing and Designating the Relative Rights and Preferences of Series B Stock filed as an Amendment to the Articles of Incorporation(18)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company(13)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent(18)

10.1*	1993 Stock Option Plan(3)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(4)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan(11)

10.3.2*	Amendment to 2006 Equity Incentive Plan(12)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan(13)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(3)

Exhibit Number	Description
10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(5)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(6)

10.6.1*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.6.2*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(10)

10.7	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.8.1	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(7)

10.8.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC(10)

10.8.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC(10)

10.8.4	Third Amendment dated May 17, 2007 to Amended and Restated Operating Agreement of BSST LLC (14)

10.9	Cross License Agreement between the Company and BSST LLC dated November 19, 2002(9)

10.10	Reversionary Rights Agreement between BSST LLC and Dr. Lon E. Bell dated May 17, 2007(14)

10.11.1	Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank dated as of October 28, 2005(15)

10.11.2	First Amendment, dated as of February 6, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank(16)

10.11.3	Second Amendment, dated as of April 30, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank(16)

10.12	Guaranty of BSST LLC in favor of Comerica Bank dated as of April 30, 2008(16)

10.13	Security Agreement (All Assets) by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005(15)

10.14	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005(15)

10.15	Security Agreement (All Assets) by BSST LLC in favor of Comerica Bank dated as of November 14, 2002(15)

10.16	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of November 14, 2002(15)

10.17 *	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008(17)

21	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference
(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed May 2, 2008 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash & cash equivalents	$25,303	$1,170
Short-term investments	—	23,925
Accounts receivable, less allowance of $318 and $542, respectively	8,292	11,672
Inventory	2,641	2,219
Deferred income tax assets	986	3,784
Prepaid expenses and other assets	417	595

Total current assets	37,639	43,365
Property and equipment, net	4,274	3,965
Patent costs, net of accumulated amortization of $298 and $121, respectively	3,156	2,679
Deferred income tax assets	7,334	5,968
Other non-current assets	196	9

Total assets	$52,599	$55,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,872	$8,640
Accrued liabilities	3,096	3,987
Deferred manufacturing agreement—current portion	200	200

Total current liabilities	7,168	12,827
Pension benefit obligation	142	—
Deferred manufacturing agreement—long term portion	250	450

Total liabilities	7,560	13,277
Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 21,205,492 and 21,917,733 issued and outstanding at December 31, 2008 and 2007, respectively	60,727	63,028
Paid-in capital	22,720	21,766
Accumulated other comprehensive income—foreign currency	97	(16)
Accumulated deficit	(38,505)	(42,069)

Total shareholders’ equity	45,039	42,709

Total liabilities and shareholders’ equity	$52,599	$55,986

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Product revenues	$63,613	$63,630	$50,609
Cost of sales	45,086	42,302	34,109

Gross margin	18,527	21,328	16,500
Operating costs and expenses:
Research and development expenses	9,245	7,545	6,698
Reimbursed research and development expenses	(2,462)	(2,464)	(3,331)

Net research and development expenses	6,783	5,081	3,367
Selling, general and administrative expenses	7,190	8,542	7,620

Total operating costs and expenses	13,973	13,623	10,987

Operating income	4,554	7,705	5,513
Interest income	837	961	523
Other income	111	179	171

Earnings before income tax	5,502	8,845	6,207
Income tax expense	1,938	1,470	2,693

Net income	$3,564	$7,375	$3,514

Basic earnings per share:
Common Stock	$0.16	$0.34	$0.17

Convertible Preferred Stock			$0.17

Diluted earnings per share	$0.16	$0.33	$0.16

Weighted average number of shares—basic
Common Stock	21,981	21,636	19,876

Convertible Preferred Stock (as converted)			1,402

Weighted average number of shares—diluted	22,366	22,627	20,701

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred Stock	Common Stock		Paid-in Capital	Accumulated Deficit	Currency Translation Adjustment	Total
		Shares	Amount
Balance at December 31, 2005	$8,267	15,875	$53,142	$20,202	$(52,958)	—	$28,653
Conversion of Series A Convertible Preferred shares to Common Stock	(8,267)	5,373	8,222	—	—	—	(45)
Exercise of Common Stock options for cash	—	87	242	—	—	—	242
Stock option compensation	—	—	—	822	—	—	822
Comprehensive income:
Currency translation	—	—	—	—	—	(12)
Net income	—	—	—	—	3,514	—
Total comprehensive income							3,502

Balance at December 31, 2006	$—	21,335	$61,606	$21,024	$(49,444)	$(12)	$33,174
Exercise of Common Stock options for cash	—	342	1,033	—	—	—	1,033
Common Stock issued to employees	—	49	389	—	—	—	389
Cashless exercise of Warrants	—	192	—	—	—	—	—
Stock option compensation	—	—	—	742	—	—	742
Comprehensive income:
Currency translation	—	—	—	—	—	(4)
Net income	—	—	—	—	7,375	—
Total comprehensive income							7,371

Balance at December 31, 2007	$—	21,918	$63,028	$21,766	$(42,069)	$(16)	$42,709
Exercise of Common Stock options for cash	—	197	759	(155)	—	—	604
Common Stock issued to employees	—	37	437	—	—	—	437
Repurchase of Common Stock	—	(947)	(3,497)	—	—	—	(3,497)
Stock option compensation	—	—	—	1,109	—	—	1,109
Comprehensive income:
Currency translation	—	—	—	—	—	113
Net income	—	—	—	—	3,564	—
Total comprehensive income							3,677

Balance at December 31, 2008	$—	21,205	$60,727	$22,720	$(38,505)	$97	$45,039

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating Activities:
Net income	$3,564	$7,375	$3,514
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,373	654	489
Deferred income tax expense	1,432	1,314	2,512
Stock option compensation	1,109	742	822
Provision for doubtful accounts	(224)	315	(68)
Loss on disposal of property and equipment	10	14	29
Defined benefit plan expense	142	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,603	(2,658)	(1,370)
Inventory	(421)	2,150	(1,656)
Prepaid expenses and other assets	179	(312)	(276)
Accounts payable	(4,767)	3,025	292
Accrued liabilities	(455)	1,618	530

Net cash provided by operating activities	5,545	14,237	4,818
Investing Activities:
Purchases of short-term investments	(3,100)	(38,862)	(19,901)
Sales and maturities of short-term investments	27,025	27,013	17,800
Cash invested in corporate owned life insurance	(191)	—	—
Purchase of property and equipment	(1,712)	(2,751)	(1,518)
Patent costs	(654)	(1,936)	(308)

Net cash provided by (used in) investing activities	21,368	(16,536)	(3,927)
Financing Activities:
Cash used to repurchase common stock	(3,497)	—	—
Proceeds from sale of common stock, net of cash expenses	604	1,033	197

Net cash provided by (used in) financing activities	(2,893)	1,033	197

Foreign currency effect on cash and cash equivalents	113	(4)	(12)
Net (decrease) increase in cash and cash equivalents	24,133	(1,270)	1,076
Cash and cash equivalents at beginning of period	1,170	2,440	1,364

Cash and cash equivalents at end of period	$25,303	$1,170	$2,440

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for taxes	$188	$256	$103

Supplemental disclosure of non-cash transactions:
Common stock issued to employees	437	389	—

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — The Company

The Company designs, develops and markets proprietary technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped approximately 4,500 units of its CCS product through 2008. Although the Company markets CCS to OEMs, the Company’s primary customers are the OEM’s tier one seating suppliers including, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Marubeni Vehicle Corporation (“Marubeni”), Dymos Incorporated (“Dymos”), Faurecia NHK Kyusyu Co. Ltd (“Faurecia NHK”), Faurecia Wuhan Auto Seating (“Faurecia Wuhan”), Tacle Seating USA (“Tacle”) and Magna Seating of America, Inc.(“Magna”). Hyundai Motor Company (“Hyundai”), an OEM, is also a direct customer.

The Company has an 85% interest in BSST LLC (“BSST”). BSST is engaged in a program to improve the efficiency of TEDs and to develop, market and distribute new products based on this technology.

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation

Consolidation

The consolidated financial statements at December 31, 2008, reflect the consolidated financial position and consolidated operating results of the Company, BSST and Amerigon Asia Pacific Inc. Intercompany accounts have been eliminated in consolidation. The 15% of BSST not owned by the Company is reflected as minority interest; however, BSST’s cumulative losses since inception exceed the minority interest balance.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents.

Short-Term Investments

The Company had no short-term investments at December 31, 2008. The Company’s short-term investments at December 31, 2007 consisted of $20,925 of Auction Rate Preferred Stock (“ARPS”) and $3,000 of Municipal Notes (“Notes”). All of the ARPS and Notes were either sold or redeemed during 2008.

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

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Accrued Warranty Costs

The Company recognizes an estimated cost associated with its standard warranty on CCS products at the time of sale. The amount recognized is based on estimates of future failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period:

	December 31,
	2008	2007
Balance at beginning of year	$698	$539
Warranty claims paid	(25)	—
Expense	159	159

Balance at end of year	$832	$698

Concentration of Credit Risk

Financial instruments, which subject the Company to concentration of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. Cash equivalents consist of money market funds managed by major U.S. financial services companies. The credit risk for these cash equivalents is considered limited. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and does not require collateral. As of December 31, 2008 Lear and Bridgewater comprised 50% and 20%, respectively, of the Company’s accounts receivable balance. These accounts are currently in good standing. As of December 31, 2007 Lear, Bridgewater and NHK comprised 35%, 20%, and 13% respectively, of the Company’s accounts receivable balance.

Inventory

Inventory is valued at the lower of cost (the first-in, first-out basis) or market. The Company provides a reserve for obsolete and slow moving inventories based upon estimates of future sales and product redesign. The following is a reconciliation of the changes in the inventory reserve (in thousands):

	December 31,
	2008	2007
Balance at beginning of year	$337	$522
Expense	860	47
Inventory write off	(392)	(232)

Balance at end of year	$805	$337

Deferred Manufacturing Agreement

The Manufacturing and Supply Agreement (“Ferrotec Agreement”) created by the $2 million payment received in 2001 from Ferrotec Manufacturing (“Ferrotec”), a Tokyo-based manufacturer, (Note 12) is being amortized on a straight line basis through April 2011. This amortization is reported in other income.

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

Impairments of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that carrying amount of a long-lived asset may not be recoverable, the Company will compare the carrying amount of the asset to the amount of the expected future undiscounted cash flows related to the asset to determine if a write down to fair value is required. No such events occurred during 2008.

Product Revenues

The Company sells its products under purchase order contracts issued by its customers. These contracts involve the sale of goods at fixed prices and provide for related transfer of ownership risk to the customer upon shipment from the Company’s warehouse location or in some cases upon receipt of the goods at the customers facility. Payment terms of these contracts range from 30 to 105 days from the date of shipment. The Company does not extend cash discounts for early payment. Revenue is recognized on the date of shipment of the goods.

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

On June 29, 2007, the Company amended its exclusive development agreement with Visteon related to certain proprietary TED technology for automotive applications, permitting the Company to undertake further development with a limited number of additional development partners. Under the terms of the amendment, BSST acquired Visteon’s Thermoelectric-based HVAC systems technology and is now permitted to seek additional partners in Asia and Europe. The cost of the acquisition of these Visteon patents was $1,500 and has been capitalized as Patent Costs on the Consolidated Balance Sheet as of December 31, 2008 and 2008 less accumulated amortization. BSST is now working to select additional development partners to expand the market for Theremoelectric-based HVAC systems in the automotive market.

During 2004, the Company received a Financial Assistance Award from the U.S. Department of Energy (“DOE”). Under the terms of the award, the DOE is expected to reimburse the Company for 75% of certain development costs over the course of a four phase project on an as incurred basis. As of December 31, 2008, we have received a total of $4,900 in program funding from the DOE since the program began in 2005. Additional reimbursements are expected as the program continues. The reimbursement and progress of the program is subject to certain budget restraints of the U.S. Federal Government (“US Government”). The terms of the award provide for the Company to retain ownership of intellectual property developed during the course of the program. The agreement also grants the US Government a non-exclusive, nontransferable, irrevocable, paid-up license to that intellectual property.

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

Net Earnings per Share

Basic earnings per share is computed in accordance with SFAS No. 128, “Earnings Per Share” and Emerging Issues Task Force (“EITF”) Issue 03-06. Under EITF 03-06, all securities that meet the definition of a participating security are considered for inclusion in the computation of basic earnings per share by using the two-class method. Under the two-class method, earnings per share is calculated as if all of the earnings for the period were distributed according to the terms of the securities. The Company’s Series A Convertible Preferred Stock was a participating security, but it did not participate in a net loss. Basic earnings per share—Common Stock is computed by dividing income available to Common Stock by the weighted average number of shares of Common Stock outstanding. Basic earnings per share—Convertible Preferred Stock is computed by dividing the amount of income available to participating Convertible Preferred Stock by the weighted average number of shares of Preferred Stock, as if converted to Common Stock. All outstanding Series A Convertible Preferred Stock was converted to Common Stock in 2006.

The Company’s diluted earnings per common share give effect to all potential shares of Common Stock outstanding during a period that are not anti-dilutive. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of Common Stock equivalents.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with the provisions of SFAS 123R, “Share-Based Payment”. This statement focuses primarily on accounting for transactions in which an entity provides stock based compensation to its employees, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all share based award grants after the effective date and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered. The Company’s stock option compensation expense and related deferred tax benefit were $1,109 and $138, respectfully, for the year ended December 31, 2008, $742 and $81, respectively, for the year ended December 31, 2007 and $822 and $50 for the year ended December 31, 2006.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 — Details of Certain Financial Statement Components

	December 31,
	2008	2007
Inventory:
Raw materials	$189	$329
Finished Goods	2,452	1,890

	$2,641	$2,219

Property and equipment:
Equipment	$2,048	$1,040
Production tooling	1,885	1,566
Leasehold improvements	1,878	92
Computer equipment and software	1,014	1,012
Construction in progress	—	1,807

	6,825	5,517
Less: Accumulated depreciation	(2,551)	(1,552)

	$4,274	$3,965

Accrued liabilities:
Accrued warranty	$832	$698
Accrued management bonuses	569	1,432
Accrued salaries and benefits	375	344
Other accrued liabilities	1,320	1,513

	$3,096	$3,987

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 — Income Taxes

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following:

	December 31,
	2008	2007
Deferred tax assets:
Net operating losses	$12,684	$14,512
Research and development credits	2,365	2,011
Other credits	455	288
Valuation reserves and accrued liabilities	1,069	1,085
Deferred revenue	161	233
Depreciation	134	253
Other	481	288

	17,349	18,670
Deferred tax liabilities:
Accounts receivable	(162)	(167)
Patent costs	(407)	(291)
Property and equipment	(226)	(226)
Other	(10)	(10)

	(805)	(694)
Valuation allowance	(8,224)	(8,224)

Net deferred tax asset	$8,320	$9,752

During the third quarter 2007, the Company substantially completed a study of its research and development activities and related expenses for the period from 1999 through 2006. As a result of this study, the Company determined that its research and development expenses qualify for certain Federal and state research and development tax credits (“R&D Credits”) of approximately $1,700 for that period. As a result of these findings, the Company recorded a deferred tax benefit and related deferred tax asset during the year ended December 31, 2007 for the R&D Credits earned prior to December 31, 2006. The Company has qualified for further R&D Credits for its research and development activities occurring during 2008 and 2007, and accordingly has recorded deferred tax benefits and deferred tax assets as of and for the years ended December 31, 2008 and 2007.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 — Income Taxes (Continued)

Reconciliations between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2008 are as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory Federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
State Tax, net of federal benefit	3.5%	2.2%	2.3%
Nondeductible expenses	0.6%	0.3%	1.3%
Nondeductible stock option compensation	4.6%	2.0%	3.1%
R&D Credits	(9.5%)	(22.9%)	—
Other	2.0%	1.0%	2.7%

Effective rate	35.2%	16.6%	43.4%

The Company has Federal Net Operating Loss (“NOL”) carryforwards of $42,608 at December 31, 2008, which expire between 2009 and 2023. Approximately $29,902 of the Federal NOLs were incurred prior to the June 8, 1999 Preferred Financing, which qualified as a change in ownership under Section 382 of the Internal Revenue Code (“IRC”). Due to this change in ownership, the NOL accumulated prior to the change in control can only be utilized against current earnings up to a maximum annual limitation of approximately $591. As a result of the annual limitation, approximately $23,400 of these carryforwards are expected to expire before ultimately becoming available to reduce future tax liabilities. A second change in control took place on September 22, 2006 when an accumulation of trades of the Company’s Common Stock by certain of the Company’s large shareholders exceeded a three year cumulative amount of 50% of the Company’s total Common Stock outstanding. The resulting annual change in control limitation of approximately $8,135 is not expected to have a material impact on the utilization of the amounts of the NOLs subject to this limitation which is approximately $12,706. At December 31, 2008, the Company also has state NOL carryforwards of $4,337 which expire between 2012 and 2015.

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2008	2007	2006
Currently payable	$506	$156	$181
Deferred	1,432	1,314	2,512

	$1,938	$1,470	$2,693

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. Due to the Company’s history of net operating losses, as of December 31, 2008 we have not concluded any U.S. Federal or state tax matters for any prior year. There are no U.S. Federal or state tax returns currently under examination.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 — Income Taxes (Continued)

The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the financial statements. The reconciliation of the beginning and ending amount of unrecognized tax benefits that would favorably affect the effective income tax rate in the future periods is as follows:

	Year Ended December 31,
	2008	2007
Balance at beginning of year	$373	$—
Additions based on tax position related to current year	105	223
Additions for tax position of prior years	—	150

Balance at end of year	$478	$373

During the year ended December 31, 2006, the Company reduced its deferred tax assets related to state net operating losses in order to reflect these assets at their proper carrying amount. The effect of this matter increased income tax expense by approximately $215,000 and our effective income tax rate by approximately 3.5% for the year ended December 31, 2006.

Note 5 — Financing

The Company has a $20,000 credit line (“Revolving Credit Line”) with Comerica Bank to fund future working capital requirements. At December 31, 2008, no revolving loans were outstanding. A Borrowing Base, as defined by the credit agreement, limiting the loans available under the Revolving Credit Line is effective when aggregate loans exceed $10,000. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable, as defined by the agreement, plus the lesser of 60% of Eligible Foreign accounts receivable, as defined by the agreement, or $3,000 plus 50% of Eligible Inventory, as defined by the agreement, plus 70% of the market value of Eligible Securities, as defined by the agreement. The Revolving Credit Line also provides for a letter of credit sub-facility of $5,000. At December 31, 2008 outstanding letters of credit were $165. At December 31, 2008 the Borrowing Base was less than $10,000 and $9,835 was available under the Revolving Credit Line. Loans under the Revolving Credit Line can be made, at the election of the Company, as Prime-based loans or Eurodollar-based loans. Interest is payable in arrears quarterly on Prime-based loans, and in arrears of one, two or three months on Eurodollar-based loans, determined by the length of the Eurodollar-based loan, as selected by the Company. Prime-based loans bear interest at Comerica Bank’s prime rate (3.25% at December 31, 2008). Eurodollar-based loans bear interest at a variable rate plus an applicable margin as outlined in the Revolving Credit Line agreement. The applicable margin is based upon the Company’s Leverage Ratio, as defined by the Revolving Credit Line agreement. The Revolving Credit Line is secured by all of the Company’s assets and expires on November 1, 2009. Under the terms of the credit agreement, the Company must maintain certain financial ratios including a minimum tangible net worth ratio, maximum leverage ratio and maximum ratio of funded debt to EBITDA, as defined by the credit agreement. At December 31, 2008 the Company was in compliance with all terms of the credit agreement.

Note 6 — Convertible Preferred Stock

On June 8, 1999, the Company issued 9,000 shares of Series A Convertible Preferred Stock and warrants to purchase, as adjusted, up to 1,644,664 shares of Common Stock in exchange for $9,001. Series A Convertible Preferred Stock were convertible into 5,373,134 shares of Common Stock. On January 31, 2006 the holders of the Series A Convertible Preferred Stock converted 4,500 of their outstanding shares to 2,686,568 Common Shares. During June 2006, the remaining outstanding 4,500 Series A Convertible Preferred Stock converted to 2,686,566 Common Shares. As a result of these conversions, no Series A Convertible Preferred Stock was outstanding as of or during the years ended December 31, 2008 and 2007.

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

	325,035

Note 8 — Accounting for Stock Based Compensation

On May 18, 2006, the shareholders of the Company approved the Amerigon Incorporated 2006 Equity Incentive Plan (the “2006 Plan”) which authorized 1,800,000 shares of common stock to be available for issuance under this plan. The 2006 Plan permits the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights, restricted stock and restricted stock units, performance shares and certain other awards to key employees, outside directors and consultants and advisors of the Company. Prior to the creation of the 2006 Option Plan, the Company issued options under the Amended and Restated 1997 Stock Incentive Plan (the “1997 Plan”) and the 1993 Stock Option Plan (the “1993 Plan” and, together with the 2006 Plan and the 1997 Plan, the “Plans”). As of December 31, 2008 the Company had an aggregate of 946,278 shares of common stock available to issue under the 2006 Plan and no shares available to issue under either the 1993 Plan or the 1997 Plan.

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

	2008	2007	2006
Expected volatility	34-36%	36-44%	44-55%
Weighted average expected volatility	36%	43%	46%
Expected lives	5 yrs.	5 yrs.	5 yrs.
Risk-free interest rate	3.52-4.49%	3.72-4.69%	4.30-4.69%
Expected dividend yield	none	none	none

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

The following table summarizes stock option activity during the year ended December 31, 2008:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,547,217	$4.36
Granted	575,000	9.36
Exercised	(197,434)	3.11
Forfeited	(4,000)	8.17

Outstanding at December 31, 2008	1,920,783	$6.73	6.38	$301

Exercisable at December 31, 2008	1,240,417	$5.27	4.80	$301

The weighted-average grant-date fair value of options granted during the year ended December 31, 2008, 2007 and 2006 was $3.66, $5.15 and $4.12, respectively. The total intrinsic value of options exercised during the year ended December 31, 2008, 2007 and 2006 was $2,700, $5,020 and $513, respectively.

As of December 31, 2008, there was $2,024 of total unrecognized compensation cost related to nonvested options and restricted stock outstanding under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of two years. Compensation expense for the year ended December 31, 2008, 2007 and 2006 was $1,109, $742 and $822, respectively.

On a cumulative basis, options exercised under all of the Company’s option plans have had intrinsic value on the date of exercise in excess of their estimated fair value of approximately $5,645.

On March 6 2008, the Company issued 12,400 shares of Common Stock and 24,802 shares of restricted stock to certain employees under the 2006 Equity Incentive Plan in lieu of a portion of their 2007 cash bonus. The restricted shares become unrestricted in two equal installments on March 6, 2009 and on March 6, 2010. Employees who hold the restricted shares have been guaranteed the original cash value of the first restricted share installment totaling, in aggregate, $203 in the event that they should leave the company before the date that the first restricted share installment becomes unrestricted. No such guarantee has been provided for the second restricted share installment. Compensation expense of $405 related to the unrestricted Common Stock and the first restricted stock installment was recorded under selling, general and administrative expenses in 2007. Compensation expense of $203 related to the second restricted stock installment is being amortized on a straight-line basis over the two year restricted period beginning March 7, 2008 and ending on March 6, 2010.

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

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 8 — Accounting for Stock Based Compensation (Continued)

Compensation expense of $389 related to the unrestricted Common Stock and the first restricted stock installment was recorded under selling, general and administrative expenses in 2006. Compensation expense of $194 related to the second restricted stock installment is being amortized on a straight-line basis over the two year restricted period beginning March 15, 2007 and ending on March 14, 2009.

Note 9 — Earnings per share

Income available to Common Stock is derived as follows:

	Year ended December 31,
	2008	2007	2006
Net income	$3,564	$7,375	$3,514
Amount allocated to participating Convertible Preferred Stock	—	—	(232)

Income available to Common Stock - basic	$3,564	$7,375	$3,282

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

	Year ended December 31,
	2008	2007	2006
Weighted average number of shares for calculation of basic EPS—Common Stock	21,980,510	21,636,260	19,876,241
Stock options under Plans	385,258	953,910	707,437
Shares of Common stock issuable upon the exercise of warrants	—	37,084	117,698

Weighted average number of shares for calculation of diluted EPS	22,365,768	22,627,254	20,701,376

During the fourth quarter of 2008, we repurchased 946,877 shares of our Common Stock for an aggregate purchase price of $3,496,990. All of these shares were repurchased pursuant to the stock repurchase plan announced on October 28, 2008 under which the Board of Directors authorized the repurchase of up to $12 million of the Company’s Common Stock. The stock repurchase plan expires 12 months after its adoption, but may be extended, terminated or modified by the Board of Directors at any time.

The accompanying table represents Common Stock issuable upon the exercise of certain stock options and warrants, and the Common Stock issuable upon the conversion of Series A Convertible Preferred Stock that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Year ended December 31,
	2008	2007	2006
Stock options outstanding for the 1993, 1997 and 2006 Stock Options Plans	1,404,783	13,000	114,600
Common Stock issuable upon the conversion of Series A Convertible Preferred Stock	—	—	1,402,167

Total	1,404,783	13,000	1,516,767

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 10 — Licenses

In 1992, the Company obtained the worldwide license to manufacture and sell technology for a CCS product to individual automotive OEMs. Under the terms of the license agreement, royalties are payable based on cumulative net sales and do not require minimum payments. The Company has recorded royalty expense under this license agreement of $1,002, $1,117 and $844 in 2008, 2007 and 2006, respectively. These royalties are recorded as cost of goods sold.

Note 11 — Commitments

The Company leases its corporate offices in Farmington Hills, Michigan from Eight Mile/Haggerty Office, LLC. The lease agreement expires on August 31, 2011 and requires the Company to pay $20 per month. The Company leases its technical facility in Irwindale, California from Norac, Inc. The Irwindale lease agreement expires on March 31, 2016, and provides the Company a termination right on March 31, 2011 and again on September 30, 2013. Monthly rent payments under the lease, $39 at December 31, 2008, are subject to fixed annual increases up to a monthly payment amount of $41 through September 30, 2013, the date of the second termination right. The Company records rent expense on a straight-line basis equal to the average rent payment during the term of the lease which is $37 per month. The Company also leases certain equipment under operating leases, which expire at various times through 2011. Rent expense under all of the Company’s operating leases was $1,213, $1,076 and $715 for 2008, 2007 and 2006, respectively. Future minimum lease payments under all operating leases are $813, $772, $677, $429 and $329 in 2009 through 2013, respectively.

On March 28, 2001, the Company entered into the Ferrotec Agreement with Ferrotec, a related party (see Note 12). The Agreement grants to Ferrotec the exclusive right to manufacture CCS units in certain countries primarily located in the Far East (the “Territory”) for ultimate distribution by the Company to its customers within the Territory. The Territory includes China, Japan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the Ferrotec Agreement began April 1, 2001 and expires on April 1, 2011. The $2,000 fee paid by Ferrotec to the Company in connection with the Ferrotec Agreement has been recorded as a deferred manufacturing agreement liability on the consolidated balance sheets and is being amortized as other income on a straight-line basis over the term of the Ferrotec Agreement at a rate of $200 a year.

Note 12 — Related Party Transactions

The Company has outsourced production of the second generation of the CCS product to a contract manufacturer, Ferrotec Corporation (“Ferrotec”), a Japanese company with operations located in Hangzhou, China. Ferrotec owned 400,000 shares of the Company’s Common Stock as of December 31, 2008. Purchases of labor services and components were $23,807, $25,357 and $20,854 for 2008, 2007 and 2006, respectively. The accounts payable balances due to Ferrotec were $1,565 and $4,897 for 2008 and 2007, respectively.

Note 13 — Segment Reporting

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

Note 13 — Segment Reporting (Continued)

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

Total assets at December 31, 2008 were $49,402 for CCS and $3,197 for BSST. Total assets at December 31, 2007 were $53,182 for CCS and $2,804 for BSST. The table below presents information about the reported product revenues and operating income of the Company for the years ended December 31, 2008, 2007 and 2006.

	CCS	BSST	Reconciling items	As Reported
2008:
Product revenues	$63,516	$97	$—	$63,613
Depreciation and amortization	999	371	3	1,373
Operating income (loss)	15,494	(3,750)	(7,190)	4,554
2007:
Product revenues	$63,630	$—	$—	$63,630
Depreciation and amortization	550	101	3	654
Operating income (loss)	18,838	(2,591)	(8,542)	7,705
2006:
Product revenues	$50,609	$—	$—	$50,609
Depreciation and amortization	470	16	3	489
Operating income (loss)	14,063	(930)	(7,620)	5,513

BSST’s operating loss is net of reimbursement for developmental expense of $2,462, $2,464 and $3,331 for the years ended 2008, 2007 and 2006, respectively. Reconciling items include selling, general and administrative costs of $7,190, $8,542 and $7,620, respectively, for years ended December 31, 2008, 2007 and 2006.

Product revenue (based on shipment destination) by geographic area is as follows:

	2008	%	2007	%	2006	%
United States	$24,166	38%	$24,886	39%	$24,302	48%
Japan	23,288	36%	19,448	31%	14,019	28%
Mexico	5,092	8%	4,721	7%	4,951	10%
United Kingdom	4,557	7%	3,420	5%	1,043	2%
Korea	3,076	5%	3,979	6%	2,216	4%
Canada	2,963	5%	7,176	11%	4,078	8%
China	471	1%	—	—%	—	—%

Total Foreign	39,447	62%	38,744	61%	26,307	52%

	$63,613	100%	$63,630	100%	$50,609	100%

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 13 — Segment Reporting (Continued)

In 2008, three customers, two domestic (Lear and Bridgewater) and one foreign (NHK), represented 34%, 15%, and 23%, respectively, of the Company’s product revenues. In 2007, three customers, one foreign (NHK) and two domestic (Lear and Bridgewater), represented 30%, 29%, and 26%, respectively, of the Company’s product revenues. In 2006, three customers, two domestic (Lear and Bridgewater) and one foreign (NHK), represented 35%, 29% and 28%, respectively, of the Company’s product revenues.

Note 14 — Executive Nonqualified Defined Benefit Plan

On August 8, 2008 the Company established The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated (the “Plan”), an unfunded executive pension plan, with an effective date of April 1, 2008. Daniel Coker, the Company’s President and Chief Executive Officer, is expected to be the only participant in the Plan which will, if fully vested, provide for fifteen annual retirement benefit payments of $300,000 each beginning January 1, 2018. Mr. Coker will become entitled to receive such retirement benefit payments, or a portion thereof, through his continuous service to the Company as follows: Mr. Coker will become proportionally vested in the benefit over a six year period starting on April 1, 2011.

We have accounted for the Plan in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan” which requires that the Company record a projected benefit obligation representing the present value of future plan benefits when earned by the participant. The following table sets forth the benefit obligation, amounts recognized in the Company’s financial statements and the principal assumptions used:

2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$—
Service cost	142
Interest cost	—

Net periodic benefit cost	142

Benefit obligation at end of year	$142

The benefit obligation in included in the Company’s consolidated balance sheet as a non-current liability and the net periodic benefit cost is included in selling, general and administrative expenses in the Company’s consolidated statement of income. A discount rate assumption of 6.5% was used to determine the benefit obligation as of December 31, 2008 and the periodic service cost for 2008.

Although the Plan is not funded, the Company has established a separate trust having the sole purpose of paying benefits under the Plan. The only asset of the trust is a corporate-owned life insurance policy (“COLI”) on the life of Oscar Marx III, the Chairman of the Company’s Board of Directors. The policy value of the COLI was $191 as of December 31, 2008 and was included in other non-current assets.

Note 15 — Fair Value Measurement

On January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) to value its financial assets and liabilities. As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 15 — Fair Value Measurement (Continued)

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

The Company’s has no financial assets and liabilities that are carried at fair value at December 31, 2008.

The Company chose not to elect the fair value option as prescribed by Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s trade accounts receivable and payable are still reported at their face values.

Although the Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 or transacted in the year ended December 31, 2008, any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS 157 and fairly valued under the provisions of SFAS 157.

Note 16— New Accounting Pronouncements

In December 2007 the Financial Accounting Standards Board issued Statement of financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, such as the minority interest in our subsidiary, BSST, of which we own 85%, and for the retained interest in a gain or loss when a subsidiary is deconsolidated. This statement is effective for the Company starting in 2009. The Company does not expect that the adoption of SFAS 160 will have any impact on its operating results and financial position.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. Generally Accepted Accounting Principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of this standard on its results of operations and financial position.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 16 — New Accounting Pronouncements (Continued)

In May 2008, Financial Accounting Standards Board (“FASB”) issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement was effective on November 15, 2008. The Company does not expect the adoption to have any impact on its financial statements.

AMERIGON INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2006	295	(8)	—	(60)	227
Year Ended December 31, 2007	227	372	—	(57)	542
Year Ended December 31, 2008	542	(85)	—	(139)	318

Allowance for Deferred Income Tax Assets
Year Ended December 31, 2006	8,224	—	—	—	8,224
Year Ended December 31, 2007	8,224	—	—	—	8,224
Year Ended December 31, 2008	8,224	—	—	—	8,224

Reserve for Inventory
Year Ended December 31, 2006	285	283	—	(46)	522
Year Ended December 31, 2007	522	47	—	(232)	337
Year Ended December 31, 2008	337	860	—	(392)	805

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Amerigon Incorporated

We have audited the accompanying consolidated balance sheets of Amerigon Incorporated (a Michigan Corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Amerigon Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amerigon Incorporated’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 13, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Southfield, Michigan
February 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Amerigon Incorporated

We have audited Amerigon Incorporated (a Michigan Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amerigon Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K. Our responsibility is to express an opinion on Amerigon Incorporated’s internal control over financial reporting based on our audit.

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

In our opinion, Amerigon Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Amerigon Incorporated and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2008 and our report dated February 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Southfield, Michigan
February 13, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Amerigon Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of Amerigon Incorporated and its subsidiaries for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended December 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Date: February 13, 2009

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

Signature	Capacity	Date

/s/ DANIEL R. COKER DANIEL R. COKER	Director, President and Chief Executive Officer (Principal Executive Officer)	February 13, 2009

/s/ BARRY G. STEELE BARRY G. STEELE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2009

/s/ OSCAR B. MARX III OSCAR B. MARX III	Director, Chairman of the Board	February 13, 2009

/s/ DR. LON E. BELL DR. LON E. BELL	Director	February 13, 2009

/s/ FRANCOIS J. CASTAING FRANCOIS J. CASTAING	Director	February 13, 2009

/s/ JOHN M. DEVINE JOHN M. DEVINE	Director	February 13, 2009

/s/ MAURICE E.P. GUNDERSON MAURICE E.P. GUNDERSON	Director	February 13, 2009

/s/ JAMES J. PAULSEN JAMES J. PAULSEN	Director	February 13, 2009