Form 10-Q
period 2009-03-31
AMERIGON INC
filed 2009-05-01
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to                                     .

Commission File Number: 0—21810

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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐        No  ☐

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

Yes  ☐        No  ☒

At May 1, 2009, the registrant had 21,382,492 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$25,185	$25,303
Accounts receivable, less allowance of $244 and $318, respectively	8,678	8,292
Inventory:
Raw materials	337	189
Finished goods	3,060	2,452

Inventory	3,397	2,641
Deferred income tax assets	744	986
Prepaid expenses and other assets	94	417

Total current assets	38,098	37,639
Property and equipment, net	4,100	4,274
Patent costs, net of accumulated amortization of $345 and $298, respectively	3,300	3,156
Deferred income tax assets	8,049	7,334
Other non-current assets	196	196

Total assets	$53,743	$52,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving Credit Line	$1,300	$—
Accounts payable	4,358	3,872
Accrued liabilities	2,356	3,096
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	8,214	7,168
Pension Benefit Obligation	189	142
Deferred manufacturing agreement – long-term portion	200	250

Total liabilities	8,603	7,560

Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 21,378,492 and 21,205,492 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	61,529	60,727
Paid-in capital	22,994	22,720
Accumulated other comprehensive income – foreign currency	58	97
Accumulated deficit	(39,441)	(38,505)

Total shareholders’ equity	45,140	45,039

Total liabilities and shareholders’ equity	$53,743	$52,599

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Product revenues	$10,170	$17,360
Cost of sales	7,752	11,801

Gross margin	2,418	5,559
Operating expenses:
Research and development	2,419	2,399
Research and development reimbursements	(673)	(809)

Net research and development expenses	1,746	1,590
Selling, general and administrative	2,149	2,127

Total operating expenses	3,895	3,717

Operating income (loss)	(1,477)	1,842
Interest income	22	297
Other income	52	52

Earnings (loss) before income tax	(1,403)	2,191
Income tax expense (benefit)	(467)	820

Net income (loss)	$(936)	$1,371

Basic earnings (loss) per share	$(0.04)	$0.06

Diluted earnings (loss) per share	$(0.04)	$0.06

Weighted average number of shares – basic	21,232	22,004

Weighted average number of shares – diluted	21,232	22,784

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities:
Net income (loss)	$(936)	$1,371
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	370	307
Deferred tax provision (benefit)	(472)	748
Stock option compensation	274	217
Defined benefit plan expense	47	—
Changes in operating assets and liabilities:
Accounts receivable	(385)	(1,094)
Inventory	(757)	(951)
Prepaid expenses and other assets	323	(141)
Accounts payable	485	1,159
Accrued liabilities	(467)	(777)

Net cash provided by (used in) operating activities	(1,518)	839
Investing Activities:
Purchases of investments	–	(3,100)
Sales and maturities of investments	–	3,850
Purchase of property and equipment	(198)	(874)
Patent costs	(191)	(153)

Net cash used in investing activities	(389)	(277)
Financing Activities:
Revolving Credit Line borrowings	1,300	—
Proceeds from the exercise of Common Stock options	529	820

Net cash provided by financing activities	1,829	820

Foreign currency effect	(40)	11

Net increase (decrease) in cash and cash equivalents	(118)	1,393
Cash and cash equivalents at beginning of period	25,303	1,170

Cash and cash equivalents at end of period	$25,185	$2,563

Supplemental disclosure of cash flow information:
Cash paid for taxes	$298	$111

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock under the 2006 Equity Incentive Plan	$273	$298

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Currency Translation Adjustment	Total
	Shares	Amount
Balance at December 31, 2008	21,205	$60,727	$22,720	$(38,505)	$97	$45,039
Exercise of Common Stock options	173	529	—	—	—	529
Common Stock issued to employees	—	273	—	—	—	273
Stock option compensation	—	—	274	—	—	274
Comprehensive income:
Currency translation	—	—	—	—	(39)	—
Net loss	—	—	—	(936)	—	—
Total comprehensive income	—	—	—	—	—	(975)

Balance at March 31, 2009	21,378	$61,529	$22,994	$(39,441)	$58	$45,140

See accompanying notes to the condensed consolidated financial statements.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of March 2009, we have shipped approximately 4.6 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 41 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, Honda Motor Company and Hyundai Corporation. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008.

Since the initial introduction of CCS, we have introduced new designs that incorporated improvements in electrical efficiency, size, weight, and noise and are more versatile. These include our Micro Thermal Module™ (“MTM™” or “MTM”) technology and our CCS II configuration. Further improvements in engineering design are currently in development and are expected to be introduced on future vehicle models.

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

In 2008, we entered into a development agreement to develop a suite of heated and cooled bedding products with Sealy Corporation, the largest bedding manufacturer in the world, using Amerigon’s advanced TED technology.

The Company has an 85% interest in BSST LLC (“BSST”). BSST is engaged in a program to improve the efficiency of thermoelectric devices and to develop, market and distribute new products based on this technology.

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K.

In December 2007, the Financial Accounting Standards Board issued Statement of financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest in a gain or loss when a subsidiary is deconsolidated. We adopted this statement effective January 1, 2009 and it had no impact on our operating results and financial position.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. Generally Accepted Accounting Principles. We adopted this FSP effective January 1, 2009 and it had no impact on our operating results and financial position.

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

Note 3 –Earnings per Share—Continued

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

	Three Months Ended March 31,
	2009	2008
Weighted average number of shares for calculation of basic EPS – Common Stock	21,232,362	22,004,468
Impact of stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	—	779,981
Weighted average number of shares for calculation of diluted EPS	21,232,362	22,784,449

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2007	2008
Stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	2,610,783	78,000

Note 4 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three month periods ended March 31, 2009 and 2008. Asset information by reportable segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended March 31,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2009
Product revenues	$10,026	$144	$—		$10,170
Operating income (loss)	1,827	(1,155)	(2,149	)(2)	(1,477)
2008
Product revenues	$17,324	$36	$—		$17,360
Operating income (loss)	4,702	(733)	(2,127	)(2)	1,842

(1)	BSST’s operating loss for the three months ended March 31, 2009 and 2008 is net of $673,000 and $809,000, respectively, of reimbursed research and development costs.

(2)	Represents corporate selling, general and administrative costs.

Product revenues information by geographic area:

	Three Months Ended March 31,
	2009		2008
North America	$7,477	74%	$9,292	53%
Asia	2,163	21%	6,718	39%
Europe	530	5%	1,350	8%

Total product revenues	$10,170	100%	$17,360	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of March 2009, we have shipped approximately 4.6 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 41 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, Honda Motor Company and Hyundai Corporation. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008.

Since the initial introduction of CCS, we have introduced new designs that incorporated improvements in electrical efficiency, size, weight, and noise and are more versatile. These include our Micro Thermal Module™ (“MTM™” or “MTM”) technology and our CCS II configuration. Further improvements in engineering design are currently in development and are expected to be introduced on future vehicle models.

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

In 2008, we entered into development agreement to develop a suite of heated and cooled bedding products with Sealy Corporation, the largest bedding manufacturer in the world, using Amerigon’s advanced TED technology.

Results of Operations

First Quarter 2009 Compared with First Quarter 2008

Product Revenues. Product revenues for the three months ended March 31, 2009 (“First Quarter 2009”), were $10,170,000 compared with product revenues of $17,360,000 for the three months ended March 31, 2008 (“First Quarter 2008”), a decrease of $7,190,000, or 41%. Lower sales resulting from lower volumes on existing programs were partially offset by higher sales from new model introductions. Unit shipments were 143,000 units for the First Quarter 2009 compared with unit shipments of 253,000 in the First Quarter 2008, a decrease of 110,000 units or 43%. The lower product revenues and unit volumes on existing programs were due to a significant decline in the overall automotive market. Automotive production and sales volumes, impacted by slowing worldwide economic activity and decreasing availability of consumer credit, were significantly lower during the First Quarter 2009 as compared to the First Quarter 2008. In North America, one of our most important markets, the Seasonally Adjusted Annual Rate (“SAAR”) for vehicle sales, was 9.5 million, down 38%, from 15.2 million during the First Quarter 2008. Vehicle production levels have been reduced accordingly. Additionally, during the First Quarter 2009 we experienced a decline in product revenues as our customers, primarily in Asia, reduced their purchases of CCS components from us in order to lower their on hand raw material inventory. As a result, our product revenue volume reflected lower selling rates than the current production levels on several vehicle programs. We estimated that the impact of the lower existing vehicle volumes was to reduce product revenues by approximately $12,000,000 to $13,000,000 during the First Quarter 2009. New vehicles equipped with CCS and launched since the end of the First Quarter 2008 included the, Nissan Maxima, Ford F150 Pickup, Chevrolet Suburban, Chevrolet Tahoe, Chevrolet Avalanche, GMC Yukon, GMC Yukon XL, GMC Yukon Denali and the GMC Sierra Pickup. Two programs launched during 2008 had higher revenue in 2009 due to the impact of full quarter shipments; the Lincoln MKS and Infiniti FX.

Cost of Sales. Cost of sales decreased to $7,752,000 in the First Quarter 2009 from $11,801,000 in the First Quarter 2008. This decrease of $4,049,000, or 34%, is attributable to lower sales volumes offset partially by a lower gross profit percentage. The gross profit percentage during the First Quarter 2009 was 24% and was 32% during the First Quarter 2008. This decrease is primarily attributable to higher raw material costs during the First Quarter 2009 as compared to the First Quarter 2008, an unfavorable change in the mix of products sold which favored programs having a lower gross margin percentage during the First Quarter 2009 compared with the First Quarter 2008 and lower coverage of fixed cost at the lower volume levels. TED’s which represent the key component of the CCS system contain the metal Tellurium (“Te”). Higher costs for Te represent the most significant portion of our higher raw material cost. During the early months of 2008 the market for Te experienced a significant increase. The average price of a kilogram of Te in 2007 was approximately $100 and increased to a peak of $286 in April 2008. Since that time, the average market price has decreased to a current average of $180 per kilogram during March 2009. We do not purchase Te directly but have agreed to price increases for our TED suppliers as a result of the increase in their Te costs. Existing Te supply contracts and on-hand inventory resulted in a delay in the impact of higher Te market prices to us until the third quarter 2008. Although the market for Te has moderated, we expect that the lower levels will not result in reduced costs to Amerigon because of our supplier’s need to work off inventory until at least the third quarter 2009.

Net Research and Development Expenses. Net research and development expenses increased to $1,746,000 in the First Quarter 2009 from $1,590,000 in the First Quarter 2008. This $156,000, or 10%, increase was due to increased research activities associated with our advanced TED program partially offset by lower costs to support a smaller number of new vehicle programs to be launched during 2009 as compared to 2008. The increase in research and development expenses in our advanced TED program is associated with a recent breakthrough in our TED material program. Much of our higher research and development expenses are focused on further advancing and commercializing new TED material. Our research and development reimbursements have decreased due to lower partner supported research projects during the First Quarter 2009.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,149,000 in the First Quarter 2009 compared with $2,127,000 in the First Quarter 2008.

Interest Income. We had interest income of $22,000 for the First Quarter 2009 compared with $297,000 for the First Quarter 2008. The decrease of $275,000, or 93%, resulted from lower average yields on our cash equivalents and short-term investments.

Income Tax Expense. We recorded income tax benefit of $467,000 during the First Quarter 2009. This reflected an estimated effective tax rate for the year of approximately 33% on a pretax loss of $1,403,000. During the First Quarter 2008, we recorded an income tax expense totaling $820,000 reflecting a 37% effective tax rate on pretax income of $2,191,000.

Liquidity and Capital Resources

We had cash and cash equivalents of $25,185,000 at March 31, 2009 and $25,303,000 at December 31, 2008. During the First Quarter 2009, we borrowed $1,300,000 from our Revolving Credit Line which proceeds supported our cash position. This election to draw under the Revolving Credit Line reflects our interest in ensuring the reliability of the available credit in light of the current credit market climate. We intend to repay the outstanding loans during the second quarter of 2009 from our current cash reserves. We manage our cash, cash equivalents and short-term investments to fund operating requirements.

We believe that our current working capital of $29,884,000 and our $20.0 million revolving line of credit will be adequate to fund our current business needs.

On April 29, 2008, we amended our Revolving Credit Line with Comerica Bank. The amendment increased the amount available to $20,000,000 from $10,000,000. Under the terms of the amendment, a Borrowing Base limiting the loans available under the Revolving Credit Line is effective when aggregate loans exceed $10,000,000. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable (as defined by the agreement), plus the lesser of 60% of Eligible Foreign accounts receivable (as defined by the agreement) or $3,000,000, plus 50% of Eligible Inventory (as defined by the agreement), plus 70% of the market value of Eligible Securities (as defined by the agreement). All other terms of the Revolving Credit Line were substantially unaffected by the amendment. As of March 31, 2009, we had loans outstanding under the Revolving Credit Line totaling $1,300,000 and one letter of credit was outstanding totaling $165,000. Total availability under the line as of March 31, 2009 was $18,535,000.

Cash used by operating activities during the First Quarter 2009 was $1,518,000 and was attributable to a net loss of $936,000, plus deferred taxes of $472,000, less non-cash adjustments including depreciation and amortization of $370,000, stock option compensation of $274,000 and defined benefit plan expense of $47,000. An increase in net operating assets and liabilities of $801,000 also contributed to the use of cash by operating activities.

As of March 31, 2009, working capital was $29,884,000 and was $30,471,000 at December 31, 2008, a decrease of $587,000, or 2%. This decrease was primarily due to increases in the Revolving Credit Line, which offset a decrease in our cash and cash equivalents, and accounts payable of $1,300,000 and $485,000, respectively, and due to decreases in prepaid expenses and other assets, current deferred income tax assets and cash of $323,000, $242,000 and $118,000, respectively. These were offset partially by increases in inventory and accounts receivable of $757,000 and $385,000, respectively, and a decrease in accrued liabilities of $467,000. Inventory increased primarily due to the timing of volume shipments of inventory for our North American customers. Accounts receivable increased despite of the decrease in product revenues during the First Quarter 2009, as compared with the fourth quarter of 2008 due to an increase in product revenues during the last month of the First Quarter 2009 compared with the last month of the Fourth Quarter of 2008. Accounts payable increased due to the timing of inventory purchases during the quarter as compared with that of the fourth quarter 2008. Our levels of inventory and accounts payable tend to fluctuate as a result of sourcing products from Asia and extended payment terms with certain suppliers.

Cash used in investing activities was $389,000 during the First Quarter 2009, reflecting purchases of property and equipment totaling $198,000, and the cost to acquire new patents and patent application filings of $191,000. Purchases of property and equipment for the period are primarily related to new equipment purchases needed to maintain current production programs and other operational facilities.

Cash provided by financing activities was $1,829,000 during the First Quarter 2009, reflecting borrowings under the Revolving Credit Line of $1,300,000 and the proceeds of Common Stock option exercises totaling $529,000.

New Accounting Pronouncements

In December 2007 the Financial Accounting Standards Board issued Statement of financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest in a gain or loss when a subsidiary is deconsolidated. We adopted this statement effective January 1, 2009 and it had no impact on our operating results and financial position.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2008 annual report on Form 10-K includes a description of certain critical accounting policies, including those with respect to warranty reserves, allowances for doubtful accounts, deferred tax asset valuation allowance and inventory reserves.

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

Borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (3.25% at March 31, 2009). As of March 31, 2009, there were $1,300,000 in borrowings outstanding under our line of credit.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. The carrying value approximates fair value at March 31, 2009.

Marketable Securities	Carrying Value	Average Rate of Return at March 31, 2009 (Annualized)
Cash equivalents	$24,772,000	0.25%

ITEM 4. CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended March 31, 2009. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at March 31, 2009.

There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2008. Below are the risk factors applicable to the Company:

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

We may suffer significant losses should one of our customers or any of the major domestic automotive manufacturers declare bankruptcy

With the threat of a bankruptcy filing by one or more of the major domestic automotive manufacturers looming, we face the risks of being unable to collect a significant portion of our outstanding accounts receivable and of suffering a significant loss of future revenues. If one of the major domestic automotive manufacturers were to declare bankruptcy it would likely have a significant impact on our tier one customers who might then be compelled to also file for bankruptcy. In such an event, a considerable amount of the accounts receivable owed to us from our customers might not be paid. In addition, if a domestic automotive manufacturer that incorporates our products in its vehicles were to declare bankruptcy and cease operations, our future operating profits would be significantly impacted by the significant loss of revenue. We cannot be certain that all of the domestic automotive manufactures or our tier one customers will avoid filing for bankruptcy during the current significant downturn in the automotive industry.

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

We have incurred substantial operating losses since our inception and anticipate incurring additional operating losses during upcoming periods

We incurred a net loss during the first quarter of 2009 totaling $936,000 and, although we have reported operating income during the past five years, prior to that we incurred substantial operating losses since our inception. We had net losses of $1,415,000 in 2003, $6,306,000 in 2002, and $7,691,000 in 2001. It is likely that we will have an operating loss during the second quarter of 2009 due to a significant decline in our expected product revenue for that quarterly period. Unless economic conditions generally and the condition of the automotive industry substantially improves, it is possible that our operating losses will continue beyond the second quarter of 2009.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At March 31, 2009, we had cash and cash equivalents of $25,185,000. Based on our current operating plan, we believe cash at March 31, 2009, along with the proceeds from future revenues and borrowings from our $20,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

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

Significant increases in the market prices of certain raw materials may adversely affect our business

Our products contain TEDs which contain certain raw materials that cannot generally be substituted. As an example, Tellurium is a raw material used in TEDs. If the market prices for these raw materials significantly increases, our gross profit may be adversely impacted as our suppliers pass those price increases on to us. A recent increase in the price of Tellurium is one example of the impact raw material prices could have on our business. Our suppliers passed the increase in Tellurium prices on to us and our ability to recover the increase from our customers was limited. Our business and operations could also be materially adversely affected by shortages in key raw materials.

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

We do not anticipate paying dividends on our Common Stock

We have never paid any cash dividends on our Common Stock and do not anticipate paying dividends in the near future.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1.1	Articles of Incorporation (1)

3.1.2	Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.1.3	Certified Resolution of the Board of Directors of the Company Establishing and Designating the Relative Rights and Preferences of Series B Stock filed as an Amendment to the Articles of Incorporation (18)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company (13)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (18)

10.1*	1993 Stock Option Plan(3)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(4)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (11)

10.3.2*	Amendment to 2006 Equity Incentive Plan (12)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (13)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(3)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(5)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(6)

10.6.1*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.6.2*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(10)

10.7	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.8.1	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(7)

10.8.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC (10)

10.8.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC (10)

10.8.4	Third Amendment dated May 17, 2007 to Amended and Restated Operating Agreement of BSST LLC (14)

10.9	Cross License Agreement between the Company and BSST LLC dated November 19, 2002 (9)

10.10	Reversionary Rights Agreement between BSST LLC and Dr. Lon E. Bell dated May 17, 2007 (14)

10.11.1	Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank dated as of October 28, 2005 (15)

10.11.2	First Amendment, dated as of February 6, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (16)

10.11.3	Second Amendment, dated as of April 30, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (16)

10.12	Guaranty of BSST LLC in favor of Comerica Bank dated as of April 30, 2008 (16)

Exhibit Number	Description

10.13	Security Agreement (All Assets) by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.14	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.15	Security Agreement (All Assets) by BSST LLC in favor of Comerica Bank dated as of November 14, 2002 (15)

10.16	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of November 14, 2002 (15)

10.17*	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008 (17)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed May 2, 2008 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated (Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker Chief Executive Officer (Duly Authorized Officer) Date: May 1, 2009

/s/ BARRY G. STEELE
Barry G. Steele Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: May 1, 2009