Form 10-Q
period 2009-06-30
AMERIGON INC
filed 2009-08-10
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☑        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☑

At August 7, 2009, the registrant had 21,467,492 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$26,167	$25,303
Accounts receivable, less allowance of $261 and $318, respectively	6,807	8,292
Inventory:
Raw materials	140	189
Finished goods	3,337	2,452

Inventory	3,477	2,641
Deferred income tax assets	956	986
Prepaid expenses and other assets	511	417

Total current assets	37,918	37,639
Property and equipment, net	3,934	4,274
Patent costs, net of accumulated amortization of $392 and $298, respectively	3,522	3,156
Deferred income tax assets	8,141	7,334
Other non-current assets	195	196

Total assets	$53,710	$52,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,381	$3,872
Accrued liabilities	2,835	3,096
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	8,416	7,168
Pension Benefit Obligation	236	142
Deferred manufacturing agreement – long-term portion	150	250

Total liabilities	8,802	7,560

Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 21,467,492 and 21,205,492 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	61,822	60,727
Paid-in capital	23,327	22,720
Accumulated other comprehensive income – foreign currency	69	97
Accumulated deficit	(40,310)	(38,505)

Total shareholders’ equity	44,908	45,039

Total liabilities and shareholders’ equity	$53,710	$52,599

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Product revenues	$10,715	$16,796	$20,885	$34,156
Cost of sales	8,184	11,517	15,936	23,318

Gross margin	2,531	5,279	4,949	10,838
Operating expenses:
Research and development	1,919	2,183	4,338	4,582
Research and development reimbursements	(345)	(686)	(1,018)	(1,495)

Net research and development expenses	1,574	1,497	3,320	3,087
Selling, general and administrative	2,166	2,032	4,315	4,159

Total operating expenses	3,740	3,529	7,635	7,246

Operating income (loss)	(1,209)	1,750	(2,686)	3,592
Interest income	4	218	26	515
Other income	45	35	97	87

Earnings (loss) before income tax	(1,160)	2,003	(2,563)	4,194
Income tax expense (benefit)	(291)	749	(758)	1,569

Net income (loss)	$(869)	$1,254	$(1,805)	$2,625

Basic earnings (loss) per share	$(0.04)	$0.06	$(0.08)	$0.12

Diluted earnings (loss) per share	$(0.04)	$0.06	$(0.08)	$0.12

Weighted average number of shares – basic	21,420	22,140	21,327	22,072

Weighted average number of shares – diluted	21,420	22,710	21,327	22,759

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net income (loss)	$(1,805)	$2,625
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	704	625
Deferred tax provision (benefit)	(777)	1,431
Stock option compensation	607	435
Defined benefit plan expense	95	—
Loss on disposal of property and equipment	—	10
Changes in operating assets and liabilities:
Accounts receivable	1,485	389
Inventory	(836)	(2,617)
Prepaid expenses and other assets	(94)	16
Accounts payable	1,508	(401)
Accrued liabilities	37	(413)

Net cash provided by operating activities	924	2,100
Investing Activities:
Purchases of investments	—	(3,100)
Sales and maturities of investments	—	14,000
Purchase of property and equipment	(369)	(1,247)
Patent costs	(459)	(261)

Net cash (used in) provided by investing activities	(828)	9,392
Financing Activities:
Proceeds from the exercise of Common Stock options	796	940

Net cash provided by financing activities	796	940

Foreign currency effect	(28)	7

Net increase in cash and cash equivalents	864	12,439
Cash and cash equivalents at beginning of period	25,303	1,170

Cash and cash equivalents at end of period	$26,167	$13,609

Supplemental disclosure of cash flow information:
Cash paid for taxes	$298	$172

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock under the 2006 Equity Incentive Plan	$299	$344

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Currency Translation Adjustment	Total
	Shares	Amount
Balance at December 31, 2008	21,205	$60,727	$22,720	$(38,505)	$97	$45,039
Exercise of Common Stock options	262	796	—	—	—	796
Common Stock issued to employees	—	299	—	—	—	299
Stock option compensation	—	—	607	—	—	607
Comprehensive income:
Currency translation	—	—	—	—	(28)
Net loss	—	—	—	(1,805)	—
Total comprehensive income						(1,833)

Balance at June 30, 2009	21,467	$61,822	$23,327	$(40,310)	$69	$44,908

See accompanying notes to the condensed consolidated financial statements.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of June 2009, we have shipped over 4.7 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 41 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, Honda Motor Company, Hyundai Corporation and Kia Motors. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008.

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

In 2008, we launched a heated and ventilated only variant of the CCS. This product works in a similar fashion to our CCS, only there is no active cooling capability and no TED. In the cooling mode, the vent only system will use the ambient cabin air to provide a degree of cooling comfort to the seat occupant. In the heating mode, the vent only system will be supplemented with more traditional resistive heating elements. This system has a lower price and is targeted to certain lower cost vehicle models and certain geographical markets.

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

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest in a gain or loss when a subsidiary is deconsolidated. We adopted this statement effective January 1, 2009 and it had no impact on our operating results and financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. Generally Accepted Accounting Principles. We adopted this FSP effective January 1, 2009 and it had no impact on our operating results and financial position.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The standard also requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. Accordingly, the Company adopted the provisions of SFAS 165 in the Second Quarter 2009. The adoption of the provisions of SFAS 165 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows. Refer to Note 6 for the Company’s disclosure on subsequent events.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Note 3 -   Earnings per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average number of shares for calculation of basic EPS – Common Stock	21,419,861	22,140,457	21,326,630	22,072,462
Impact of stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	—	569,437	—	686,880
Weighted average number of shares for calculation of diluted EPS	21,419,861	22,709,894	21,326,630	22,759,342

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	2,504,283	84,000	2,504,283	78,000

Note 4 - Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three and six month periods ended June 30, 2009 and 2008. Asset information by reportable segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended June 30,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2009
Product revenues	$10,690	$25	$—		$10,715
Operating income (loss)	2,071	(1,114)	(2,166	)(2)	(1,209)

2008
Product revenues	$16,775	$21	$—		$16,796
Operating income	4,466	(684)	(2,032	)(2)	1,750

(1)	BSST’s operating loss for the three months ended June 30, 2009 and 2008 is net of $345,000 and $686,000, respectively, of reimbursed research and development costs.

(2)	Represents corporate selling, general and administrative costs.

Six Months Ended June 30,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2009
Product revenues	$20,716	$169	$—		$20,885
Operating income (loss)	3,898	(2,269)	(4,315	)(2)	(2,686)
2008
Product revenues	$34,099	$57	$—		$34,156
Operating income	9,165	(1,414)	(4,159	)(2)	3,592

(1)	BSST’s operating loss for the six months ended June 30, 2009 and 2008 is net of $1,018,000 and $1,495,000, respectively, of reimbursed research and development costs.

(2)	Represents corporate selling, general and administrative costs.

Product revenues information by geographic area:

	Three Months Ended June 30,
	2009		2008
North America	$6,373	59%	$7,089	42%
Asia	3,490	33%	8,215	49%
Europe	852	8%	1,492	9%

Total product revenues	$10,715	100%	$16,796	100%

Note 4 – Segment Reporting – Continued

	Six Months Ended June 30,
	2009		2008
North America	$13,850	66%	$16,312	48%
Asia	5,653	27%	15,001	44%
Europe	1,382	7%	2,843	8%

Total product revenues	$20,885	100%	$34,156	100%

Note 5 – Lear Corporation Bankruptcy

Our largest customer, Lear Corporation (“Lear”), filed to reorganize its U.S. and Canadian businesses under Chapter 11 on July 7, 2009, in the U.S. Bankruptcy Court for the Southern District of New York. Lear’s subsidiaries outside of the U.S. and Canada are not part of the Chapter 11 filings. During the three and six months periods ended June 30, 2009 our revenue from Lear totaled $2,551 and $6,871, respectively, and our accounts receivable balances due from Lear on June 30, 2009 and as of July 7, 2009, the date of the bankruptcy filing, were as follows:

	June 30, 2009	July 7, 2009
Balances due from:
U.S. and Canada	$215	$616
Subsidiaries outside the U.S. and Canada	955	932

Total	$1,170	$1,548

In conjunction with the filing, Lear announced that it had received support from its lenders to implement a restructuring plan. Under the proposed restructuring plan, which needs to be approved by the Bankruptcy Court, Lear’s trade creditors, such as Amerigon, will be paid in full subject to certain limited exceptions. On July 8, 2009, Lear received interim court approval to use its cash reserves to support ongoing business operations including regular payments to its suppliers such as Amerigon. The court also issued a variety of orders that are intended to ensure that Lear will continue to operate uninterrupted throughout the reorganization process. Under these circumstances Amerigon management does not expect any significant impact on its current operations and has not recorded a bad debt provision for the outstanding Lear accounts receivable balances. If the proposed restructuring plan is not implemented as proposed, there is a risk that Amerigon will be unable to fully collect certain outstanding amounts due from Lear.

Note 6 – Subsequent Events

On August 6, 2009 the Company amended its Revolving Credit Line with Comerica Bank. The amendment decreased the amount available to $10,000,000 from $20,000,000. Under the terms of the amendment, a Borrowing Base limiting the loans available under the Revolving Credit Line is effective for any outstanding loans. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable (as defined by the agreement), plus the lesser of 60% of Eligible Foreign accounts receivable (as defined by the agreement) or $3,000,000, plus 50% of Eligible Inventory (as defined by the agreement), plus 70% of the market value of Eligible Securities (as defined by the agreement). Prime-based loans and Eurodollar-based loans were eliminated and replaced by Base Rate Advances. Base Rate Advances bear interest at a variable rate plus an applicable margin as outline in the amendment. The applicable margin is 3.0%. The amendment also changed requirements to maintain certain financial ratios including the elimination of the maximum ratio of funded debt to EBITDA, as defined by the credit agreement, and the inclusion of a minimum rolling four quarter EBITDA level. All other terms of the Revolving Credit Line were substantially unaffected by the amendment. As of June 30, 2009, there were no outstanding loans under the Revolving Credit Line and one letter of credit was outstanding totaling $165,000. Total availability under the line as of August 6, 2009, as amended, was $9,835,000.

In accordance with SFAS 165, the Company has evaluated subsequent events through the date that the consolidated financial statements were issued. Other then the Revolving Credit Line Amendment discussed above, no events have taken place that meet the definition of a subsequent event that requires disclosure in this filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of June 2009, we have shipped more than 4.7 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 41 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, Honda Motor Company, Hyundai Corporation and Kia Motors. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008.

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

In 2008, we launched a heated and ventilated only variant of the CCS. This product works in a similar fashion to our CCS, only there is no active cooling capability and no TED. In the cooling mode, the vent only system will use the ambient cabin air to provide a degree of cooling comfort to the seat occupant. In the heating mode, the vent only system will be supplemented with more traditional resistive heating elements. This system has a lower price and is targeted to certain lower cost vehicle models and certain geographical markets.

In 2008, we entered into development agreement to develop a suite of heated and cooled bedding products with Sealy Corporation, the largest bedding manufacturer in the world, using Amerigon’s advanced TED technology.

Results of Operations

Second Quarter 2009 Compared with Second Quarter 2008

Product Revenues. Product revenues for the three months ended June 30, 2009 (“Second Quarter 2009”), were $10,715,000 compared with product revenues of $16,796,000 for the three months ended June 30, 2008 (“Second Quarter 2008”), a decrease of $6,081,000, or 36%. Lower sales resulting from lower volumes on existing programs were partially offset by higher sales from new model introductions. Unit shipments were 154,000 for the Second Quarter 2009 compared with unit shipments of 253,000 in the Second Quarter 2008, a decrease of 99,000 units or 39%. The lower product revenues and unit volumes on existing programs were due to a significant decline in the overall automotive market. Automotive production and sales volumes, impacted by slowing worldwide economic activity and decreasing availability of consumer credit, were significantly lower during the Second Quarter 2009 as compared to the Second Quarter 2008. In North America, one of our most important markets, the Seasonally Adjusted Annual Rate (“SAAR”) for vehicle sales, was 9.6 million, down 32%, from 14.1 million during the Second Quarter 2008. Vehicle production levels have been reduced even further as OEM’s have cut production in order to reduce new vehicle inventory levels. During the Second Quarter 2009, production of light vehicles in North America decreased by 51% to 1.7 million from 3.5 million during the Second Quarter 2008. New vehicles equipped with CCS and launched since the end of the Second Quarter 2008 included the Lincoln MKT, Ford F150 Pickup, Chevrolet Suburban, Chevrolet Tahoe, Chevrolet Avalanche, GMC Yukon, GMC Yukon XL, GMC Yukon Denali, GMC Sierra Pickup, Jaguar XK, Toyota Crown Majesta, and the Infiniti G Convertible. One program, the Nissan Maxima, launched during 2008 had higher revenue in 2009 due to the impact of full quarter shipments.

Cost of Sales. Cost of sales decreased to $8,184,000 in the Second Quarter 2009 from $11,517,000 in the Second Quarter 2008. This decrease of $3,333,000, or 29%, is attributable to lower sales volumes offset partially by a lower gross profit percentage. The gross profit percentage during the Second Quarter 2009 was 24% and was 31% during the Second Quarter 2008. This decrease is primarily attributable to higher raw material costs during the Second Quarter 2009 as compared to the Second Quarter 2008, an unfavorable change in the mix of products sold which favored programs having a lower gross margin percentage during the Second Quarter 2009 compared with the Second Quarter 2008 and lower coverage of fixed cost at the lower volume levels. TED’s, which represent the key component of the CCS system, contain the metal Tellurium (“Te”). Higher costs for Te represent the most significant portion of our higher raw material cost. During the early months of 2008, the market for Te experienced a significant increase. The average price of a kilogram of Te in 2007 was approximately $100 and increased to a peak of $286 in April 2008. Since that time, the average market price has decreased to a current average of $160 per kilogram during June 2009. We do not purchase Te directly, but have agreed to price increases from our TED suppliers as a result of the increase in their Te costs. Existing Te supply contracts and on-hand inventory resulted in a delay in the impact of higher Te market prices to us until the Third Quarter 2008. Although the market for Te has moderated, we expect that the lower levels will not result in reduced costs to Amerigon because of our supplier’s need to work off inventory until late in the Third Quarter 2009.

Net Research and Development Expenses. Net research and development expenses increased to $1,574,000 in the Second Quarter 2009 from $1,497,000 in the Second Quarter 2008. This $77,000, or 5%, increase was due to increased research activities associated with our advanced TED program partially offset by lower costs to support a smaller number of new vehicle programs to be launched during 2009 as compared to 2008. The increase in research and development expenses in our advanced TED program is associated with a recent breakthrough in our TED material program. Much of our higher research and development expenses are focused on further advancing and commercializing new TED material. Our research and development reimbursements have decreased due to lower partner supported research projects during the Second Quarter 2009.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,166,000 in the Second Quarter 2009 compared with $2,032,000 in the Second Quarter 2008. This $134,000, or 7%, increase is primarily attributable to higher stock option compensation expense and higher legal fees during the Second Quarter 2009 as compared with the Second Quarter 2008. The higher stock option compensation relates to options issued to employees on two separate grant dates; 485,000 option shares on July 23, 2008 and 724,000 option shares on March 11, 2009. Compensation expense related to these option grants is being recorded over the three year vesting period associated with terms of the option agreements and totaled $198,000 for the Second Quarter 2009 and was partially offset by a decrease in stock option expense associated with stock option grants with vesting periods which ended subsequent to the Second Quarter 2008 and prior to the Second Quarter 2009. Our higher legal fees are associated with legal support activities surrounding the 2009 Proxy filing and legal review activities.

Interest Income. We had interest income of $4,000 for the Second Quarter 2009 compared with $218,000 for the Second Quarter 2008. The decrease of $214,000, or 98%, resulted from lower average yields on our cash equivalents and short-term investments.

Income Tax Expense. We recorded an income tax benefit of $291,000 during the Second Quarter 2009. This reflected an estimated effective tax rate for the year of approximately 30% on our expected full year pretax results for 2009. During the Second Quarter 2008, we recorded an income tax expense totaling $749,000 reflecting a 37% effective tax rate on pretax income of $2,003,000.

First Half 2009 Compared with First Half 2008

Product Revenues. Product revenues for the six months ended June 30, 2009 (“First Half 2009”), were $20,885,000 compared with product revenues of $34,156,000 for the six months ended June 30, 2008 (“First Half 2008”), a decrease of $13,271,000, or 39%. Lower sales resulting from lower volumes on existing programs were partially offset by higher sales from new model introductions. Unit shipments were 297,000 units for the First Half 2009 compared with unit shipments of 506,000 in the First Half 2008, a decrease of 209,000 units or 41%. The lower product revenues and unit volumes on existing programs were due to a significant decline in the overall automotive market. Automotive production and sales volumes, impacted by slowing worldwide economic activity and decreasing availability of consumer credit, were significantly lower during the First Half 2009 as compared to the First Half 2008. In North America, one of our most important markets, the SAAR for vehicle sales was 9.6 million during the Second Quarter 2009, down 32%, from 14.1 million during the Second Quarter 2008. Additionally, the North American SAAR for the First Quarter 2009 was 9.5 million, down 38%, from 15.2 million during the First Quarter 2008. Vehicle production levels have been reduced even further as OEM’s have cut production in order to reduce new vehicle inventory levels. During the First Half 2009 production of light vehicles in North America decreased by 50% to 3.5 million from 7.0 million during the First Half 2008. New vehicles equipped with CCS and launched since the end of the Second Quarter 2008 included the Nissan Maxima, Lincoln MKT, Ford F150 Pickup, Chevrolet Suburban, Chevrolet Tahoe, Chevrolet Avalanche, GMC Yukon, GMC Yukon XL, GMC Yukon Denali, GMC Sierra Pickup, Jaguar XK, Toyota Crown Majesta, Infiniti G Convertible, Nissan 350Z Convertible.

Cost of Sales. Cost of sales decreased to $15,936,000 in the First Half 2009 from $23,318,000 in the First Half 2008. This decrease of $7,382,000, or 32%, is attributable to lower sales volumes offset partially by a lower gross profit percentage. The gross profit percentage during the First Half 2009 was 24% and was 32% during the First Half 2008. This decrease is primarily attributable to higher raw material costs during the First Half 2009 as compared to the First Half 2008, an unfavorable change in the mix of products sold which favored programs having a lower gross margin percentage during the First Half 2009 compared with the First Half 2008 and lower coverage of fixed cost at the lower volume levels. TED’s, which represent the key component of the CCS system, contain the metal Tellurium (“Te”). Higher costs for Te represent the most significant portion of our higher raw material cost. During the early months of 2008, the market for Te experienced a significant increase. The average price of a kilogram of Te in 2007 was approximately $100 and increased to a peak of $286 in April 2008. Since that time, the average market price has decreased to a current average of $160 per kilogram during June 2009. We do not purchase Te directly, but have agreed to price increases from our TED suppliers as a result of the increase in their Te costs. Existing Te supply contracts and on-hand inventory resulted in a delay in the impact of higher Te market prices to us until the Third Quarter 2008. Although the market for Te has moderated, we expect that the lower levels will not result in reduced costs to Amerigon because of our supplier’s need to work off inventory until late in the Third Quarter 2009.

Net Research and Development Expenses. Net research and development expenses increased to $3,320,000 in the First Half 2009 from $3,087,000 in the First Half 2008. This $233,000, or 8%, increase was due to increased research activities associated with our advanced TED program partially offset by lower costs to support a smaller number of new vehicle programs to be launched during 2009 as compared to 2008. The increase in research and development expenses in our advanced TED program is associated with a recent breakthrough in our TED material program. Much of our higher research and development expenses are focused on further advancing and commercializing new TED material. Our research and development reimbursements have decreased due to lower partner supported research projects during the First Half 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4,315,000 in the First Half 2009 compared with $4,159,000 in the First Half 2008. This $156,000, or 4%, increase is primarily attributable to higher stock option compensation expense and higher legal fees during the First Half 2009 as compared with the First Half 2008. The higher stock option compensation relates to options issued to employees on two separate grant dates; 485,000 option shares on July 23, 2008 and 724,000 option shares on March 11, 2009. Compensation expense related to these option grants is being recorded over the three year vesting period associated with terms of the option agreements and totaled $344,000 for the First Half 2009 and was partially offset by a decrease in stock option expense associated with stock option grants with vesting periods which ended subsequent to the First Half 2008 and prior to the First Half 2009. Our higher legal fees are associated with legal support activities surrounding the adoption of a Shareholder Rights Plan, the 2009 Proxy filing other legal review activities.

Interest Income. We had interest income of $26,000 for the First Half 2009 compared with $515,000 for the First Half 2008. The decrease of $489,000, or 95%, resulted from lower average yields on our cash equivalents and short-term investments.

Income Tax Expense. We recorded an income tax benefit of $786,000 during the First Half 2009. This reflected an estimated effective tax rate for the year of approximately 30% on our expected full year pretax results for 2009. During the First Half 2008, we recorded an income tax expense totaling $1,569,000 reflecting a 37% effective tax rate on pretax income of $4,194,000.

Liquidity and Capital Resources

We had cash and cash equivalents of $26,187,000 at June 30, 2009 and $25,303,000 at December 31, 2008. We manage our cash, cash equivalents and short-term investments to fund operating requirements.

We believe that our current working capital of $29,502,000 and our $10.0 million revolving line of credit will be adequate to fund our current business needs.

On August 6, 2009 we amended our Revolving Credit Line with Comerica Bank. The amendment decreased the amount available to $10,000,000 from $20,000,000. Under the terms of the amendment, a Borrowing Base limiting the loans available under the Revolving Credit Line is effective for any outstanding loans. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable (as defined by the agreement), plus the lesser of 60% of Eligible Foreign accounts receivable (as defined by the agreement) or $3,000,000, plus 50% of Eligible Inventory (as defined by the agreement), plus 70% of the market value of Eligible Securities (as defined by the agreement). Prime-based loans and Eurodollar-based loans were eliminated and replaced by Base Rate Advances. Base Rate Advances bear interest at a variable rate plus an applicable margin as outline in the amendment. The applicable margin is 3.0%. The amendment also changed requirements to maintain certain financial ratios including the elimination of the maximum ratio of funded debt to EBITDA, as defined by the credit agreement, and the inclusion of a minimum rolling four quarter EBITDA level. All other terms of the Revolving Credit Line were substantially unaffected by the amendment. As of June 30, 2009, we had no outstanding loans under the Revolving Credit Line and one letter of credit was outstanding totaling $165,000. Total availability under the line as of August 6, 2009, as amended, was $9,835,000.

Cash provided by operating activities during the First Half 2009 was $924,000 and was attributable to a decrease in net operating assets and liabilities of $2,100,000. This was partially offset by a net loss of $1,805,000, plus a deferred tax benefit of $777,000, less non-cash adjustments including depreciation and amortization of $704,000, stock option compensation of $607,000 and defined benefit plan expense of $95,000.

As of June 30, 2009, working capital was $29,502,000 and was $30,471,000 at December 31, 2008, a decrease of $969,000, or 3%. This decrease was primarily due to a decrease in accounts receivable of $1,485,000 and an increase in accounts payable of $1,508,000. These changes were offset partially by increases in cash and cash equivalents of $864,000 and inventory of $836,000. Accounts receivable decreased due to a change in the mix of product revenue favoring customers with shorter payment terms during the Second Quarter 2009 as compared with that of the Fourth Quarter 2008 and due to an early payment on June 26, 2009 by Lear Corporation (“Lear”) totaling $847,000 which would normally have been paid on July 5, 2009. This early payment is believed to have been made in contemplation of Lear’s eventual Chapter 11 Bankruptcy filing discussed below. Inventory increased primarily due to the timing of volume shipments of inventory for our North American customers. Accounts payable increased due to the timing of inventory purchases during the quarter as compared with that of the Fourth Quarter 2008. Our levels of inventory and accounts payable tend to fluctuate as a result of sourcing products from Asia and extended payment terms with certain suppliers.

Our largest customer, Lear Corporation (“Lear”), filed to reorganize its U.S. and Canadian businesses under Chapter 11 on July 7, 2009, in the U.S. Bankruptcy Court for the Southern District of New York. Lear’s subsidiaries outside of the U.S. and Canada are not part of the Chapter 11 filings. During the three and six months periods ended June 30, 2009 our revenue from Lear totaled $2,551,000 and $6,871,000, respectively, and our accounts receivable balances due from Lear on June 30, 2009 and as of July 7, 2009, the date of the bankruptcy filing, were as follows:

	June 30, 2009	July 7, 2009
	(in Thousands)
Balances due from:
U.S. and Canada	$215	$616
Subsidiaries outside the U.S. and Canada	955	932

Total	$1,170	$1,548

In conjunction with the filing, Lear announced that it had received support from its lenders to implement a restructuring plan. Under the proposed restructuring plan, which needs to be approved by the Bankruptcy Court, Lear’s trade creditors, such as Amerigon, will be paid in full subject to certain limited exceptions. On July 8, 2009, Lear received interim court approval to use its cash reserves to support ongoing business operations including regular payments to its suppliers such as Amerigon. The court also issued a variety of orders that are intended to ensure that Lear will continue to operate uninterrupted throughout the reorganization process. Under these circumstances Amerigon management does not expect any significant impact on its current operations and has not recorded a bad debt provision for the outstanding Lear accounts receivable balances. If the proposed restructuring plan is not implemented as proposed, there is a risk that Amerigon will be unable to fully collect certain outstanding amounts due from Lear.

Cash used in investing activities was $828,000 during the First Half 2009, reflecting purchases of property and equipment totaling $369,000, and the cost to acquire new patents and patent application filings of $459,000. Purchases of property and equipment for the period are primarily related to new equipment purchases needed to maintain current production programs and other operational facilities.

Cash provided by financing activities was $796,000 during the First Half 2009, reflecting the proceeds of Common Stock option exercises.

New Accounting Pronouncements

In December 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest in a gain or loss when a subsidiary is deconsolidated. We adopted this statement effective January 1, 2009 and it had no impact on our operating results and financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. Generally Accepted Accounting Principles. We adopted this FSP effective January 1, 2009 and it had no impact on our operating results and financial position.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The standard also requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. Accordingly, the Company adopted the provisions of SFAS 165 in the Second Quarter 2009. The adoption of the provisions of SFAS 165 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows. Refer to Note 6 for the Company’s disclosure on subsequent events.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (3.25% at June 30, 2009). As of June 30, 2009, there no borrowings outstanding under our line of credit.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. The carrying value approximates fair value at June 30, 2009.

Marketable Securities	Carrying Value	Average Rate of Return at June 30, 2009 (Annualized)
Cash equivalents	$25,736,000	0.15%

ITEM 4. CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended June 30, 2009. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at June 30, 2009.

There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may suffer significant losses as the result of bankruptcy filings by major domestic automotive manufacturers

As a consequence of bankruptcy filings by OEMs General Motors and Chrysler Corporation, as well as bankruptcy filings of certain Tier 1 suppliers, such as Lear Corporation, we face the risks of being unable to collect a significant portion of our outstanding accounts receivable and of suffering a significant loss of future revenues. If one of our customers files for bankruptcy and fails to pay the accounts receivable it owes to us, that would have a materially adverse impact on our financial position. In addition, if a domestic automotive manufacturer that incorporates our products in its vehicles were to declare bankruptcy and cease operations, our future operating profits would be significantly impacted by the significant loss of revenue. We cannot be certain which of our customers will avoid filing for bankruptcy during the current significant downturn in the automotive industry.

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

We have incurred substantial operating losses since our inception and anticipate incurring additional operating losses during upcoming periods

We incurred a net loss during the first half of 2009 totaling $1,850,000 and, although we have reported operating income during the past five years, prior to that we incurred substantial operating losses since our inception. We had net losses of $1,415,000 in 2003, $6,306,000 in 2002, and $7,691,000 in 2001. It is likely that we will have an operating loss during the remainder of 2009 due to a significant decline in our expected product revenue for that period.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At June 30, 2009, we had cash and cash equivalents of $26,167,000. Based on our current operating plan, we believe cash at June 30, 2009, along with the proceeds from future revenues and borrowings from our $10,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

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

Due to the current volatile state of the credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lender fails to honor their legal commitments under our $10,000,000 credit facility, it could be difficult in the current environment to replace our credit facility on similar terms. Although we believe that our cash reserves, access to capital markets and existing credit facility will give us the ability to satisfy our liquidity needs for at least the next 12 months, the failure of the lender under our credit facility may impact our ability to finance our operating or investing activities.

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

We do not anticipate paying dividends on our Common Stock

We have never paid any cash dividends on our Common Stock and do not anticipate paying dividends in the near future.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1.1	Articles of Incorporation (1)

3.1.2	Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.1.3	Certified Resolution of the Board of Directors of the Company Establishing and Designating the Relative Rights and Preferences of Series B Stock filed as an Amendment to the Articles of Incorporation (18)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company (13)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (18)

10.1*	1993 Stock Option Plan(3)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(4)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (11)

10.3.2*	Amendment to 2006 Equity Incentive Plan (12)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (13)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(3)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(5)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(6)

10.6.1*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.6.2*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(10)

10.7	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.8.1	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(7)

10.8.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC (10)

10.8.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC (10)

10.8.4	Third Amendment dated May 17, 2007 to Amended and Restated Operating Agreement of BSST LLC (14)

10.9	Cross License Agreement between the Company and BSST LLC dated November 19, 2002 (9)

10.10	Reversionary Rights Agreement between BSST LLC and Dr. Lon E. Bell dated May 17, 2007 (14)

10.11.1	Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank dated as of October 28, 2005 (15)

10.11.2	First Amendment, dated as of February 6, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (16)

10.11.3	Second Amendment, dated as of April 30, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (16)

10.11.4	Fourth Amendment, dated as of August 6, 2009, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank

10.12	Guaranty of BSST LLC in favor of Comerica Bank dated as of April 30, 2008 (16)

10.13	Security Agreement (All Assets) by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.14	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.15	Security Agreement (All Assets) by BSST LLC in favor of Comerica Bank dated as of November 14, 2002 (15)

10.16	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of November 14, 2002 (15)

10.17 *	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008 (17)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed May 2, 2008 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: August 10, 2009

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 10, 2009