Form 10-Q/A
period 2009-06-30
AMERIGON INC
filed 2009-09-03
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Amerigon Incorporated (“Amerigon” or the “Company”) filed its Form 10-Q for the quarter ended June 30, 2009 (the “Original Filing”) with the Securities and Exchange Commission on August 10, 2009. The Original Filing inadvertently excluded the results of the shareholder votes at our 2009 Annual Meeting of Shareholders in Part II, Item 4 (Submission of Matters to a Vote of Security Holders). This Amendment No. 1 to the Original Filing corrects the error.

We are not amending any other part of the Original Filing. This amendment speaks as of the date of the Original Filing.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (“Annual Meeting”) was held on May 14, 2009. All of the nominees for election to the Company’s Board of Directors were re-elected and the amendment to the Amerigon Incorporated 2006 Equity Incentive Plan was approved. Such amendment was described in detail in the Company’s definitive proxy statement first delivered to the Company’s shareholders on April 20, 2009.

The results are as follows:

Election of Directors

The individuals listed below received the highest number of affirmative votes of the outstanding shares of the Company’s common stock present or represented by proxy and voting at the Annual Meeting and were re-elected at the Annual Meeting to serve one-year terms on the Board of Directors.

	For	Authority Withheld
Lon E. Bell	10,933,701	9,196,220
Francois J. Castaing	11,054,459	9,075,462
Daniel R. Coker	10,449,192	9,680,729
John M. Devine	10,950,787	9,179,134
Maurice E.P. Gunderson	10,448,536	9,681,385
Oscar B. Marx III	10,951,688	9,178,233
James J. Paulsen	10,230,213	9,899,708

Amendment to Amerigon Incorporated 2006 Equity Incentive Plan

The shareholders approved an amendment to the Amerigon Incorporated 2006 Equity Incentive Plan that, among other changes, increased the maximum number of shares of common stock which may be issued pursuant to awards granted under such plan from 1,800,000 to 3,600,000. The voting results were as follows:

For	Against	Abstained	Broker Non-Vote
9,717,464	7,292,407	18,840	3,101,210

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated (Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker Chief Executive Officer (Duly Authorized Officer)

Date: August 26, 2009

/s/ BARRY G. STEELE
Barry G. Steele Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 26, 2009