Form 10-Q
period 2009-09-30
AMERIGON INC
filed 2009-11-09
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐        No  ☑

At November 9, 2009, the registrant had 21,472,492 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$24,904	$25,303
Accounts receivable, less allowance of $272 and $318, respectively	14,734	8,292
Inventory:
Raw materials	14	189
Finished goods	2,123	2,452

Inventory	2,137	2,641
Deferred income tax assets	740	986
Prepaid expenses and other assets	602	417

Total current assets	43,117	37,639
Equity Investment	385	—
Property and equipment, net	3,231	4,274
Patent costs, net of accumulated amortization of $440 and $298, respectively	3,634	3,156
Deferred income tax assets	8,167	7,334
Other non-current assets	465	196

Total assets	$58,999	$52,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,310	$3,872
Accrued liabilities	3,001	3,096
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	12,511	7,168
Pension Benefit Obligation	284	142
Deferred manufacturing agreement – long-term portion	100	250

Total liabilities	12,895	7,560

Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 21,472,492 and 21,205,492 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	61,872	60,727
Paid-in capital	23,652	22,720
Accumulated other comprehensive income – foreign currency	101	97
Accumulated deficit	(39,179)	(38,505)

Total Amerigon, Inc. shareholders’ equity	46,446	45,039
Non-controlling interest	(342)	—

Total shareholders’ equity	46,104	45,039

Total liabilities and shareholders’ equity	$58,999	$52,599

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Product revenues	$18,442	$16,631	$39,327	$50,787
Cost of sales	13,897	11,798	29,833	35,116

Gross margin	4,545	4,833	9,494	15,671
Operating expenses:
Research and development	1,935	2,478	6,273	7,060
Research and development reimbursements	(613)	(504)	(1,631)	(1,999)

Net research and development expenses	1,322	1,974	4,642	5,061
Selling, general and administrative	2,004	2,005	6,319	6,164

Total operating expenses	3,326	3,979	10,961	11,225

Operating income (loss)	1,219	854	(1,467)	4,446
Interest income (expense)	(7)	199	19	714
Loss from equity investment	(123)	—	(123)	—
Other income	33	25	130	112

Earnings (loss) before income tax	1,122	1,078	(1,441)	5,272
Income tax expense (benefit)	333	430	(425)	1,999

Net income (loss)	789	648	(1,016)	3,273
Plus: Loss attributable to non-controlling interest	342	—	342	—

Net income (loss) attributable to Amerigon, Inc.	$1,131	$648	$(674)	$3,273

Basic earnings (loss) per share	$0.05	$0.03	$(0.03)	$0.15

Diluted earnings (loss) per share	$0.05	$0.03	$(0.03)	$0.14

Weighted average number of shares – basic	21,470	22,151	21,375	22,099

Weighted average number of shares – diluted	22,082	22,355	21,375	22,793

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net income (loss)	$(1,016)	$3,273
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,149	980
Deferred tax provision (benefit)	(587)	1,813
Stock option compensation	937	762
Defined benefit plan expense	142	—
Loss from equity investment	123	—
Loss on disposal of property and equipment	—	10
Changes in operating assets and liabilities:
Accounts receivable	(6,441)	325
Inventory	503	(2,224)
Prepaid expenses and other assets	(214)	(20)
Accounts payable	5,437	(1,951)
Accrued liabilities	229	142

Net cash provided by operating activities	262	3,110
Investing Activities:
Purchases of investments	—	(3,100)
Sales and maturities of investments	—	15,525
Equity Investment	(104)	—
Cash invested in corporate owned life insurance	(271)	—
Purchase of property and equipment	(420)	(1,605)
Patent costs	(686)	(505)

Net cash (used in) provided by investing activities	(1,481)	10,315
Financing Activities:
Proceeds from the exercise of Common Stock options	816	604

Net cash provided by financing activities	816	604

Foreign currency effect	4	10

Net (decrease) increase in cash and cash equivalents	(399)	14,039
Cash and cash equivalents at beginning of period	25,303	1,170

Cash and cash equivalents at end of period	$24,904	$15,209

Supplemental disclosure of cash flow information:
Cash paid for taxes	$374	$191

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock under the 2006 Equity Incentive Plan	$324	$390

Contribution to equity investment	$404	$—

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Currency Translation Adjustment	Total Amerigon Equity	Non- controlling Interest	Total
	Shares	Amount
Balance at December 31, 2008	21,205	$60,727	$22,720	$(38,505)	$97	$45,039	$—	$45,039
Exercise of Common Stock options	267	821	(5)	—	—	816	—	816
Common Stock issued to employees	—	324	—	—	—	324	—	324
Stock option compensation	—	—	937	—	—	937	—	937
Loss attributable to non-controlling interest	—	—	—	—	—		(342)	(342)
Comprehensive income:
Currency translation	—	—	—	—	4
Net loss	—	—	—	(674)	—
Total comprehensive income						(670)	—	(670)

Balance at September 30, 2009	21,472	$61,872	$23,652	$(39,179)	$101	$46,446	$(342)	$46,104

See accompanying notes to the condensed consolidated financial statements.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of September 2009, we have shipped over 5.0 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 44 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, Honda Motor Company, Hyundai Corporation and Kia Motors. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008.

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

As described more fully in Note 7 below, on September 1, 2008, BSST entered into a partnership agreement with 5N Plus Inc., a Canadian corporation specializing in production of high-purity metals (“5N Plus”), to form ZT Plus. ZT Plus’ objective is the discovery and testing of new materials that show increased thermoelectric efficiency. BSST and 5N Plus each hold a 50% interest in ZT Plus.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K.

Recent Accounting Literature

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest in a gain or loss when a subsidiary is deconsolidated. SFAS 160 requires that a noncontrolling interest, previously referred to as a minority interest, be reported as part of equity in the Consolidated Financial Statements and that losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. A 15 percent noncontrolling interest in Amerigon’s subsidiary BSST is held by BSST President and CEO Dr. Lon Bell. The change, which was effective on January 1, 2009, was not included in the first and second quarters, and as a result, the 2009 third quarter reflects the year to date benefit for this adjustment which increased net income attributable to Amerigon by $342,000, or $0.01 and $0.02 per share for the three and nine months periods ended September 30, 2009, respectively. The amount of the benefit related to the first and second quarters was $116,000 and $125,000, respectively.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles – Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

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

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

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

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in 2010 and does not anticipate any material impact on the Company’s consolidated financial statements.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3 – Earnings per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of stock outstanding.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of shares for calculation of basic EPS – Common Stock	21,470,209	22,150,956	21,375,015	22,098,818
Impact of stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	611,981	203,546	—	693,850

Weighted average number of shares for calculation of diluted EPS	22,082,190	22,354,502	21,375,015	22,792,668

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	997,828	994,000	2,526,828	84,000

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three and nine month periods ended September 30, 2009 and 2008. Asset information by reportable segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended September 30,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2009
Product revenues	$18,403	$39	$—		$18,442
Operating income (loss)	4,062	(839)	(2,004	)(2)	1,219

2008
Product revenues	$16,631	$—	$—		$16,631
Operating income	4,046	(1,187)	(2,005	)(2)	854

(1)	BSST’s operating loss for the three months ended September 30, 2009 and 2008 is net of $613,000 and $504,000, respectively, of reimbursed research and development costs.

(2)	Represents corporate selling, general and administrative costs.

Nine Months Ended September 30,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2009
Product revenues	$39,118	$209	$—		$39,327
Operating income (loss)	7,961	(3,109)	(6,319	)(2)	(1,467)

2008
Product revenues	$50,730	$57	$—		$50,787
Operating income	13,404	(2,794)	(6,164	)(2)	4,446

(1)	BSST’s operating loss for the nine months ended September 30, 2009 and 2008 is net of $1,631,000 and $1,999,000, respectively, of reimbursed research and development costs.

(2)	Represents corporate selling, general and administrative costs.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4 – Segment Reporting – Continued

Product revenues information by geographic area:

	Three Months Ended September 30,
	2009		2008
North America	$12,381	67%	$7,886	47%
Asia	4,881	27%	7,661	46%
Europe	1,180	6%	1,084	7%

Total product revenues	$18,442	100%	$16,631	100%

	Nine Months Ended September 30,
	2009		2008
North America	$26,643	68%	$24,198	48%
Asia	10,086	26%	22,662	44%
Europe	2,598	6%	3,927	8%

Total product revenues	$39,327	100%	$50,787	100%

Note 5 – Lear Corporation Bankruptcy

Our largest customer, Lear Corporation (“Lear”), filed to reorganize its U.S. and Canadian businesses under Chapter 11 of the United States Bankruptcy Code on July 7, 2009, in the U.S. Bankruptcy Court for the Southern District of New York. Lear’s subsidiaries outside of the U.S. and Canada are not part of the Chapter 11 filings. During the three and nine months periods ended September 30, 2009, our revenue from Lear totaled $6,641 and $13,540, respectively, and our accounts receivable balances due from Lear on September 30, 2009, were as follows:

Balances due from:
Pre-bankruptcy accounts receivable	$687
Post-bankruptcy accounts receivable	5,718

Total	$6,405

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5 – Lear Corporation Bankruptcy – Continued

In conjunction with the filing, Lear announced that it had received support from its lenders to implement a restructuring plan. Under the proposed restructuring plan, which needs to be approved by the Bankruptcy Court, Lear’s trade creditors, such as Amerigon, will be paid in full, subject to certain limited exceptions. On July 8, 2009, Lear received interim court approval to use its cash reserves to support ongoing business operations including regular payments to its suppliers such as Amerigon. The court also issued a variety of orders that are intended to ensure that Lear will continue to operate uninterrupted throughout the reorganization process. Under these circumstances, Amerigon management does not expect any significant impact on its current operations and has not recorded a bad debt provision for the outstanding Lear accounts receivable balances. Lear has made all required payments from post-bankruptcy shipments in accordance with the contract payment terms. If the proposed restructuring plan is not implemented as proposed, there is a risk that Amerigon will be unable to fully collect certain outstanding amounts due from Lear.

Note 6 – Revolving Line of Credit

On August 6, 2009 the Company amended its Revolving Credit Line with Comerica Bank. The amendment decreased the amount available to $10,000,000 from $20,000,000. Under the terms of the amendment, a Borrowing Base limiting the loans available under the Revolving Credit Line is effective for any outstanding loans. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable (as defined by the agreement), plus the lesser of 60% of Eligible Foreign accounts receivable (as defined by the agreement) or $3,000,000, plus 50% of Eligible Inventory (as defined by the agreement), plus 70% of the market value of Eligible Securities (as defined by the agreement). Prime-based loans and Eurodollar-based loans were eliminated and replaced by Base Rate Advances. Base Rate Advances bear interest at a variable rate plus an applicable margin as outline in the amendment. The applicable margin is 3.0%. The amendment also changed requirements to maintain certain financial ratios including the elimination of the maximum ratio of funded debt to EBITDA, as defined by the credit agreement, and the inclusion of a minimum rolling four quarter EBITDA level. All other terms of the Revolving Credit Line were substantially unaffected by the amendment. As of September 30, 2009, there were no outstanding loans under the Revolving Credit Line and one letter of credit was outstanding totaling $165,000. Total availability under the line as of September 30, 2009, as amended, was $9,835,000.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7 – Equity Investment

On September 1, 2009 the Company’s subsidiary BSST and 5N Plus, a developer and producer of high-purity metals and compounds for electronic applications, formed a joint venture called ZT Plus. ZT Plus has been formed as a general partnership with each of BSST and 5N Plus holding a 50% ownership interest. BSST and its university partners have performed extensive research into the development of the next generation of thermoelectric (“TE”) materials. They have successfully developed materials that, in small quantities and under certain specific conditions, significantly outperform the best presently available TE materials. The partnership between BSST and 5N Plus is intended to allow for the completion of the development of these advanced materials and the creation of innovative manufacturing capabilities to produce the materials in volume, and in a cost-efficient manner. These materials are intended to enable the use of TE technology in a wide variety of heating and cooling and power generation applications for the industrial, consumer, medical, electronics and automotive markets.

BSST’s investment in ZT Plus will be accounted for using the equity method which requires that BSST record a portion of ZT Plus’ income or loss equal to its ownership percentage to the extent of BSST’s investment balance. BSST’s initial contribution and initial investment balance, which was comprised of certain intellectual property, intellectual property rights and laboratory equipment, along with organizational and formation costs totaled $508,000. 5N Plus’ initial contribution is represented by a commitment to fund ZT Plus’ operating expenditures.

5N Plus has recently raised concerns over the probability of achieving the venture’s objectives in the planned time frame. The company is reviewing 5N Plus’ concerns. If there are any significant changes in the Company’s relationship with 5N Plus, it could impact the amount of ZT Plus expenses borne by Amerigon and the method it uses for accounting for those expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of September 2009, we have shipped more than 5.0 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 44 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, Honda Motor Company, Hyundai Corporation and Kia Motors. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008.

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

On September 1, 2009 the Company’s subsidiary BSST and 5N Plus, a developer and producer of high-purity metals and compounds for electronic applications, formed a joint venture called ZT Plus. ZT Plus has been formed as a general partnership with each BSST and 5N Plus holding 50% ownership. BSST along with its university partners have performed extensive research into the development of the next generation of thermoelectric (“TE”) materials. They have successfully developed materials that, in small quantities and under certain specific conditions, significantly outperform the best presently available TE materials. The partnership between BSST and 5N Plus is intended to allow for the completion of the development of these advanced materials and the creation of innovative manufacturing capabilities to produce the materials in volume, and in a cost-efficient manner. These materials are intended to enable the use of TE technology in a wide variety of heating and cooling and power generation applications for the industrial, consumer, medical, electronics and automotive markets.

Results of Operations

Third Quarter 2009 Compared with Third Quarter 2008

Product Revenues. Product revenues for the three months ended September 30, 2009 (“Third Quarter 2009”), were $18,442,000 compared with product revenues of $16,631,000 for the three months ended September 30, 2008 (“Third Quarter 2008”), an increase of $1,811,000, or 11%. Higher sales resulting from new model introductions and the addition of a rear seat option on certain existing programs were partially offset by lower volumes on existing programs. Unit shipments were 268,000 for the Third Quarter 2009 compared with unit shipments of 237,000 in the Third Quarter 2008, an increase of 31,000 units or 13%. New vehicles equipped with CCS and launched since the end of the Third Quarter 2008 included the Lincoln MKT, Ford Taurus, Jaguar XK, Toyota Crown Majesta, Nissan 370Z Roadster and the Infiniti G Convertible. Two of our existing programs, the Jaguar XJ and Land Rover Range Rover, began offering CCS in the rear seating position for the first time during the Third Quarter 2009. Several programs including the Ford F150 Pickup, Chevrolet Suburban, Chevrolet Tahoe, Chevrolet Avalanche, GMC Yukon, GMC Yukon XL, GMC Yukon Denali, GMC Sierra Pickup and the Nissan Maxima, which were launched during the Third Quarter 2008 had higher revenue during the Third Quarter 2009 due to the impact of shipments being made during the full quarterly period. The lower product revenues and unit volumes on existing programs were due to a significant decline in the overall automotive market. Automotive production and sales volumes, impacted by slowing worldwide economic activity and decreasing availability of consumer credit, were significantly lower during the Third Quarter 2009 as compared to the Third Quarter 2008. In North America, one of our most important markets, the Seasonally Adjusted Annual Rate (“SAAR”) for vehicle sales, was 11.5 million, down 11%, from 12.9 million during the Third Quarter 2008. Vehicle production levels have been reduced even further as OEM’s have cut production in order to reduce new vehicle inventory levels. During the Third Quarter 2009, production of light vehicles in North America decreased by 21% to 2.4 million from 3.0 million during the Third Quarter 2008.

Cost of Sales. Cost of sales increased to $13,897,000 in the Third Quarter 2009 from $11,798,000 in the Third Quarter 2008. This increase of $2,099,000, or 18%, is attributable to higher sales volumes and by a lower gross profit percentage. The gross profit percentage during the Third Quarter 2009 was 25% and was 29% during the Third Quarter 2008. This decrease is primarily attributable to higher raw material costs and unfavorable change in the mix of products sold which favored programs having a lower gross margin percentage offset partially by higher coverage of fixed cost at the higher volume levels. TED’s, which represent the key component of the CCS system, contain the metal Tellurium (“Te”). Higher costs for Te represent the most significant portion of our higher raw material cost. During the early months of 2008, the market for Te experienced a significant increase. The average price of a kilogram of Te in 2007 was approximately $100 and increased to a peak of $286 in April 2008. Since that time, the average market price has decreased to a current average of $165 per kilogram during September 2009. We do not purchase Te directly, but have agreed to price increases from our TED suppliers as a result of the increase in their Te costs. Existing Te supply contracts and on-hand inventory resulted in a delay in the impact of higher Te market prices to us until the Third Quarter 2008. Although the market for Te has moderated, the lower levels did not result in reduced costs to Amerigon because of our supplier’s need to use up inventory until late in the Third Quarter 2009.

Net Research and Development Expenses. Net research and development expenses decreased to $1,322,000 in the Third Quarter 2009 from $1,974,000 in the Third Quarter 2008. This $652,000, or 33%, decrease was due to the formation of ZT Plus, higher research and development reimbursements, lower costs to support a smaller number of new vehicle programs launched during 2009 as compared to 2008 and lower costs associated with certain new product applications of our CCS technology that are currently in development. When we formed ZT Plus, certain ongoing expenses associated with our advanced TE materials program were transferred to the new partnership and were therefore partially funded by our partner, 5N Plus. The portion of ZT Plus’ expenses associated with BSST’s ownership percentage are now classified as loss from equity investment in ZT Plus and not included in net research and development expenses. We are in the process of developing certain new products, such as the heated and cooled bed, heated and cooled cup holder and cold storage box and developing improvements in our current CCS system. The costs associated with these projects were lower during the Third Quarter 2009 primarily due to many of the projects reaching a less costly phase of development. Finally, our research and development reimbursements fluctuate from period to period due to the timing of different phases of the various underlying projects. During the Third Quarter 2009, the research and development reimbursements were higher as compared with the Third Quarter 2008.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were to $2,004,000 in the Third Quarter 2009 and were substantially the same during the Third Quarter 2008.

Loss from Equity Investment. Our new investment in the ZT Plus joint venture by our subsidiary BSST was initiated on September 1, 2009. BSST’s investment in ZT Plus will be accounted for using the equity method which requires that BSST record a portion of ZT Plus’s income or loss equal to its ownership percentage to the extent of BSST’s investment balance. BSST’s initial contribution and initial investment balance, which was comprised of certain intellectual property, intellectual property rights and laboratory equipment, along with organizational and formation costs totaled $508,000. 5N Plus’ initial contribution is represented by a commitment to fund ZT Plus’ operating expenditures. During the period from September 1, 2009 through the end of the Third Quarter 2009, BSST recorded a loss from equity investment in ZT Plus totaling $123,000 representing BSST’s share of ZT Plus’s loss for the period.

5N Plus has recently raised concerns over the probability of achieving the venture’s objectives in the planned time frame. The company is reviewing 5N Plus’ concerns. If there are any significant changes in the Company’s relationship with 5N Plus, it could impact the amount of ZT Plus expenses borne by Amerigon and the method it uses for accounting for those expenses.

Interest Income (Expense). We had interest expense of $7,000 for the Third Quarter 2009 compared with interest income of $199,000 for the Third Quarter 2008. This unfavorable change of $206,000 resulted from significantly lower average yields on our cash equivalents and short-term investments. Our interest expense relates to the fees associated with our revolving line of credit agreement.

Income Tax Expense. We recorded an income tax expense of $333,000 during the Third Quarter 2009. This reflected an estimated effective tax rate of approximately 30% on pre-tax income of $1,122,000. During the Third Quarter 2008, we recorded an income tax expense totaling $430,000 reflecting a 40% effective tax rate on pretax income of $1,078,000. Our effective tax rate is estimated based upon a forecast for our full year results. As these results approach a break even status, our tax rate will be higher due to certain expenses that are not fully deductible for tax purposes.

Nine Months Ending September 30, 2009 Compared with Nine Months Ending September 30, 2008

Product Revenues. Product revenues for the nine months ended September 30, 2009 (“YTD 2009”), were $39,327,000 compared with product revenues of $50,787,000 for the nine months ended September 30, 2008 (“YTD 2008”), a decrease of $11,460,000, or 23%. Lower sales resulting from lower volumes on existing programs were partially offset by higher sales from new model introductions. Unit shipments were 565,000 units for YTD 2009 compared with unit shipments of 743,000 in YTD 2008, a decrease of 178,000 units or 24%. The lower product revenues and unit volumes on existing programs were due to a significant decline in the overall automotive market. Automotive production and sales volumes, impacted by slowing worldwide economic activity and decreasing availability of consumer credit, were significantly lower during the YTD 2009 as compared to YTD 2008. In North America, one of our most important markets, the SAAR for vehicle sales was 11.5 million during the Third Quarter 2009, down 11% from 12.9 million during the Third Quarter 2008. Additionally, the SAAR for the first and second quarters of 2009 were down 38% and 32%, respectively, as compared with their prior year quarters. Vehicle production levels have been reduced even further as OEM’s have cut production in order to reduce new vehicle inventory levels. During YTD 2009, production of light vehicles in North America decreased by 41% to 5.8 million from 9.9 million during YTD 2008. New vehicles equipped with CCS and launched since the end of the Third Quarter 2008 included the Lincoln MKT, Ford Taurus, Jaguar XK, Toyota Crown Majesta, Nissan 370Z Roadster and the Infiniti G Convertible. Two of our existing programs, the Jaguar XJ and Land Rover Range Rover, began offering CCS in the rear seating position for the first time during the Third Quarter 2009. Several programs including the Ford F150 Pickup, Chevrolet Suburban, Chevrolet Tahoe, Chevrolet Avalanche, GMC Yukon, GMC Yukon XL, GMC Yukon Denali, GMC Sierra Pickup and the Nissan Maxima, which were launched during YTD 2008 had higher revenue during YTD 2009 due to the impact of shipments being made during the full period.

Cost of Sales. Cost of sales decreased to $29,833,000 in YTD 2009 from $35,116,000 in YTD 2008. This decrease of $5,283,000, or 15%, is attributable to lower sales volumes offset partially by a lower gross profit percentage. The gross profit percentage during YTD 2009 was 24% and was 31% during YTD 2008. This decrease is primarily attributable to higher raw material costs, an unfavorable change in the mix of products sold which favored programs having a lower gross margin percentage during YTD 2009 compared with YTD 2008 and lower coverage of fixed cost at the lower volume levels. TED’s, which represent the key component of the CCS system, contain the metal Tellurium (“Te”). Higher costs for Te represent the most significant portion of our higher raw material cost. During the early months of 2008, the market for Te experienced a significant increase. The average price of a kilogram of Te in 2007 was approximately $100 and increased to a peak of $286 in April 2008. Since that time, the average market price has decreased to a current average of $165 per kilogram during September 2009. We do not purchase Te directly, but have agreed to price increases from our TED suppliers as a result of the increase in their Te costs. Existing Te supply contracts and on-hand inventory resulted in a delay in the impact of higher Te market prices to us until the Third Quarter 2008. Although the market for Te has moderated, the lower levels did not result in reduced costs to Amerigon because of our supplier’s need to use up inventory until late in the Third Quarter 2009.

Net Research and Development Expenses. Net research and development expenses decreased to $4,642,000 in YTD 2009 from $5,061,000 in YTD 2008. This $419,000, or 8%, decrease was due to the formation of ZT Plus, lower costs to support a smaller number of new vehicle programs launched during 2009 as compared to 2008 and lower costs associated with certain new product applications of our CCS technology that are currently in development. When we formed ZT Plus, certain ongoing expenses associated with our advanced TE materials program were transferred to the new partnership and were therefore partially funded by our partner, 5N Plus. The portion of ZT Plus’ expenses associated with BSST’s ownership percentage are now classified as loss from equity investment in ZT Plus and not included in net research and development expenses. We are in the process of developing certain new products, such as the heated and cooled bed, heated and cooled cup holder and cold storage box and developing improvements in our current CCS system. The costs associated with these projects were lower during YTD 2009 primarily due to many of the projects reaching a less costly phase of development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6,319,000 in YTD 2009 compared with $6,164,000 in YTD 2008. This $155,000, or 3%, increase is primarily attributable to higher stock option compensation expense and higher legal fees during YTD 2009 as compared with YTD 2008. The higher stock option compensation relates to options issued to employees on two separate grant dates; 485,000 option shares on July 23, 2008 and 724,000 option shares on March 11, 2009. Our higher legal fees are associated with legal support activities surrounding the adoption of a Shareholder Rights Plan, the 2009 Proxy filing and other legal review activities.

Loss from Equity Investment. Our new investment in the ZT Plus joint venture by our subsidiary BSST was initiated on September 1, 2009. BSST’s investment in ZT Plus will be accounted for using the equity method which requires that BSST record a portion of ZT Plus’s income or loss equal to its ownership percentage to the extent of BSST’s investment balance. BSST’s initial contribution and initial investment balance, which was comprised of certain intellectual property, intellectual property rights and laboratory equipment, along with organizational and formation costs totaled $508,000. 5N Plus’ initial contribution is represented by a commitment to fund ZT Plus’ operating expenditures. During the period from September 1, 2009 through the end of YTD 2009, BSST recorded a loss from equity investment in ZT Plus totaling $123,000 representing BSST’s share of ZT Plus’s loss for the period.

5N Plus has recently raised concerns over the probability of achieving the venture’s objectives in the planned time frame. The company is reviewing 5N Plus’ concerns. If there are any significant changes in the Company’s relationship with 5N Plus, it could impact the amount of ZT Plus expenses borne by Amerigon and the method it uses for accounting for those expenses.

Interest Income. We had interest income of $19,000 for YTD 2009 compared with $714,000 for YTD 2008. The decrease of $695,000, or 97%, resulted from lower average yields on our cash equivalents and short-term investments.

Income Tax Expense. We recorded an income tax benefit of $425,000 during YTD 2009. This reflected an estimated effective tax rate of approximately 29% on a pretax loss of $1,441,000 for YTD 2009. During YTD 2008, we recorded an income tax expense totaling $1,999,000 reflecting a 38% effective tax rate on pretax income of $5,272,000. Our effective tax rate is estimated based upon a forecast for our full year results. As these results approach a break even status, our tax rate will be higher due to certain expenses that are not fully deductible for tax purposes.

Liquidity and Capital Resources

We had cash and cash equivalents of $24,904,000 at September 30, 2009 and $25,303,000 at December 31, 2008. We manage our cash, cash equivalents and short-term investments to fund operating requirements.

We believe that our current working capital of $30,606,000 and our $10.0 million revolving line of credit will be adequate to fund our current business needs.

On August 6, 2009 we amended our Revolving Credit Line with Comerica Bank. The amendment decreased the amount available to $10,000,000 from $20,000,000. Under the terms of the amendment, a Borrowing Base limiting the loans available under the Revolving Credit Line is effective for any outstanding loans. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable (as defined by the agreement), plus the lesser of 60% of Eligible Foreign accounts receivable (as defined by the agreement) or $3,000,000, plus 50% of Eligible Inventory (as defined by the agreement), plus 70% of the market value of Eligible Securities (as defined by the agreement). Prime-based loans and Eurodollar-based loans were eliminated and replaced by Base Rate Advances. Base Rate Advances bear interest at a variable rate plus an applicable margin as outline in the amendment. The applicable margin is 3.0%. The amendment also changed requirements to maintain certain financial ratios including the elimination of the maximum ratio of funded debt to EBITDA, as defined by the credit agreement, and the inclusion of a minimum rolling four quarter EBITDA level. All other terms of the Revolving Credit Line were substantially unaffected by the amendment. As of September 30, 2009, we had no outstanding loans under the Revolving Credit Line and one letter of credit was outstanding totaling $165,000. Total availability under the line as of September 30, 2009, as amended, was $9,835,000.

Cash provided by operating activities during YTD 2009 was $262,000. Our net loss for YTD 2009 of $1,016,000 resulted in favorable operating cash flow after considering the positive non-cash adjustments for depreciation and amortization totaling $1,149,000, stock option compensation totaling $937,000, defined benefit plan expense totaling $142,000 and loss from equity investment in ZT Plus totaling $123,000. These amounts were offset partially by a negative adjustment for the deferred tax benefit of $587,000 and for a $486,000 use of cash associated with a net increase in operating assets and liabilities.

As of September 30, 2009, working capital was $30,606,000 and was $30,471,000 at December 31, 2008, an increase of $135,000. An increase in accounts receivable of $6,441,000 was nearly offset by an increase in accounts payable of $5,437,000 and a decrease in inventory of $503,000. Accounts receivable increased due to an increase in product revenues during the Third Quarter 2009 as compared to the Fourth Quarter 2008, amounts due from Lear Corporation (“Lear”), our largest customer, totaling $687,000 that are subject to its Chapter 11 bankruptcy filing (discussed further below) and a change in the mix of product revenue favoring customers with longer payment terms during the Third Quarter 2009 as compared with that of the Fourth Quarter 2008. Accounts payable increased due to the increased purchases required to support our higher product revenues.

Our largest customer, Lear Corporation (“Lear”), filed to reorganize its U.S. and Canadian businesses under Chapter 11 of the United States Bankruptcy Code on July 7, 2009, in the U.S. Bankruptcy Court for the Southern District of New York. Lear’s subsidiaries outside of the U.S. and Canada are not part of the Chapter 11 filings. During the three and nine months periods ended September 30, 2009, our revenue from Lear totaled $6,641,000 and $13,540,000, respectively, and our accounts receivable balances due from Lear on September 30, 2009 were as follows:

Balances due from:
Pre-bankruptcy accounts receivable	$687
Post-bankruptcy accounts receivable	5,718

Total	$6,405

In conjunction with the filing, Lear announced that it had received support from its lenders to implement a restructuring plan. Under the proposed restructuring plan, which needs to be approved by the Bankruptcy Court, Lear’s trade creditors, such as Amerigon, will be paid in full, subject to certain limited exceptions. On July 8, 2009, Lear received interim court approval to use its cash reserves to support ongoing business operations including regular payments to its suppliers such as Amerigon. The court also issued a variety of orders that are intended to ensure that Lear will continue to operate uninterrupted throughout the reorganization process. Under these circumstances, Amerigon management does not expect any significant impact on its current operations and has not recorded a bad debt provision for the outstanding Lear accounts receivable balances. If the proposed restructuring plan is not implemented as proposed, there is a risk that Amerigon will be unable to fully collect certain outstanding amounts due from Lear.

Cash used in investing activities was $1,481,000 during YTD 2009, reflecting purchases of property and equipment totaling $420,000, the cost to acquire new patents and patent application filings of $686,000, cash used in corporate owned life insurance of $271,000 and the cash portion of the equity investment in ZT Plus of $104,000. Purchases of property and equipment for the period are primarily related to new equipment purchases needed to maintain current production programs and other operational facilities.

Cash provided by financing activities was $816,000 during YTD 2009, reflecting the proceeds of Common Stock option exercises.

New Accounting Pronouncements

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

In December 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest in a gain or loss when a subsidiary is deconsolidated. We adopted this statement effective January 1, 2009 and it had no impact on our operating results and financial position. SFAS 160 requires that a noncontrolling interest, previously referred to as a minority interest, be reported as part of equity in the Consolidated Financial Statements and that losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. A 15 percent noncontrolling interest in Amerigon’s subsidiary BSST is held by BSST President and CEO Dr. Lon Bell. The change, which was effective on January 1, 2009, was not included in the first and second quarters, and as a result, the 2009 third quarter reflects the year to date benefit for this adjustment which increased net income attributable to Amerigon by $342,000, or $0.01 and $0.02 per share for the three and nine months periods ended September 30, 2009, respectively. The amount of the benefit related to the first and second quarters was $116,000 and $125,000, respectively.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles – Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

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

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

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

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in 2010 and does not anticipate any material impact on the Company’s consolidated financial statements.

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

Borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (3.25% at September 30, 2009). As of September 30, 2009, there are no borrowings outstanding under our line of credit.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. The carrying value approximates fair value at September 30, 2009.

Marketable Securities	Carrying Value	Average Rate of Return at September 30, 2009 (Annualized)
Cash equivalents	$24,250,000	0.38%

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended September 30, 2009. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at September 30, 2009.

There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2008, other than the risks related to our new joint venture; ZT Plus. Below are the risk factors applicable to the Company:

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

We have incurred substantial operating losses since our inception and anticipate incurring additional operating losses during upcoming periods

We incurred a net loss during the nine months ended September 30, 2009 totaling $1,016,000 and, although we have reported operating income during the past five years, prior to that we incurred substantial operating losses since our inception. We had net losses of $1,415,000 in 2003, $6,306,000 in 2002, and $7,691,000 in 2001.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At September 30, 2009, we had cash and cash equivalents of $24,904,000. Based on our current operating plan, we believe cash at September 30, 2009, along with the proceeds from future revenues and borrowings from our $10,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

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

We do not control ZT Plus, a joint venture we recently formed with a partner, and we cannot be certain that the joint venture will succeed in its purpose or that our partner will fulfill its obligations with respect to the joint venture

Through our subsidiary, BSST, we have entered into a joint venture partnership agreement with 5N Plus Inc. to form ZT Plus. ZT Plus’ primary purpose is to develop and manufacture more efficient thermoelectric materials. There can be no certainty that the joint venture will succeed in this purpose. The joint venture is owned 50% by BSST and 50% by 5N Plus Inc. Because we do not control the joint venture, we do not have the ability to direct its business or operations and must rely upon the cooperation of our joint venture partner. In addition, our joint venture partner has agreed to certain obligations with respect to the joint venture, including to fund a significant portion of the joint venture’s operating costs. There can be no certainty that our partner will fulfill such obligations. A failure of the joint venture, or of our partner to fulfill its obligations with respect to the joint venture, could adversely affect our business.

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

We do not anticipate paying dividends on our Common Stock

We have never paid any cash dividends on our Common Stock and do not anticipate paying dividends in the near future.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1.1	Articles of Incorporation (1)

3.1.2	Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.1.3	Certified Resolution of the Board of Directors of the Company Establishing and Designating the Relative Rights and Preferences of Series B Stock filed as an Amendment to the Articles of Incorporation (18)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company (13)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (18)

10.1*	1993 Stock Option Plan(3)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(4)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (11)

10.3.2*	Amendment to 2006 Equity Incentive Plan (12)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (13)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(3)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(5)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(6)

10.6.1*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.6.2*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(10)

10.7	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.8.1	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(7)

10.8.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC (10)

10.8.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC (10)

10.8.4	Third Amendment dated May 17, 2007 to Amended and Restated Operating Agreement of BSST LLC (14)

10.9	Cross License Agreement between the Company and BSST LLC dated November 19, 2002 (9)

10.10	Reversionary Rights Agreement between BSST LLC and Dr. Lon E. Bell dated May 17, 2007 (14)

10.11.1	Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank dated as of October 28, 2005 (15)

10.11.2	First Amendment, dated as of February 6, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (16)

10.11.3	Second Amendment, dated as of April 30, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (16)

10.11.4	Third Amendment, dated as of October 7, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank

10.11.5	Fourth Amendment, dated as of August 6, 2009, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (19)

10.11.6	Fifth Amendment, dated as of September 3, 2009, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank

10.12	Guaranty of BSST LLC in favor of Comerica Bank dated as of April 30, 2008 (16)

10.13	Security Agreement (All Assets) by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.14	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.15	Security Agreement (All Assets) by BSST LLC in favor of Comerica Bank dated as of November 14, 2002 (15)

10.16	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of November 14, 2002 (15)

10.17*	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008 (17)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed May 2, 2008 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 10, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: November 9, 2009

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 9, 2009