Form 10-K
period 2009-12-31
AMERIGON INC
filed 2010-02-19
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009, was $111,869,000. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the Common Stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant. As of February 19, 2010, there were 21,520,975 issued and outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III.

AMERIGON INCORPORATED

PART I

ITEM 1.    BUSINESS

General

Amerigon Incorporated (“Amerigon,” “we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and light truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of December 2009, we have shipped approximately 5.3 million units of our CCS product to customers since we first began shipping CCS units in 2000. Our CCS product is currently offered as an optional or standard feature on 44 automobile models produced by Ford Motor Company, General Motors, Toyota Motor Corporation, Nissan, Tata Motors, Ltd. and Hyundai. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008.

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

We have been awarded a contract to manufacture a heated and cooled cup holder for the automotive market. The cup holder has been designed to be packaged in multiple configurations to accommodate different console environments. In addition to requiring low power consumption, it has proven automotive grade, ruggedness, high reliability and drink retention features. The cup holder will have two cup positions that will provide for separate temperature settings in each holder that allow the driver and passenger to individually control the heating or cooling of their respective beverages. The technology used in the cup holder is similar to that of the CCS system. The cup holder is expected to be launched in a full-size sedan by a major automotive manufacturer in the fall of 2010.

On September 1, 2009, our subsidiary, BSST LLC (“BSST”) entered into a partnership agreement with 5N Plus Inc., a Canadian corporation specializing in production of high-purity metals (“5N Plus”), to form ZT Plus. ZT Plus’ objective is the discovery and testing of new materials that show increased thermoelectric efficiency. BSST and 5N Plus each hold a 50% interest in ZT Plus.

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

Business Strategy

Our strategy is to become the leading provider of TED based products through strategic relationships with automobile manufacturers and market leaders in other industries and their suppliers. Our strategy includes the following key elements:

•

Developing TED based products in partnership with capable sectoral partners using our proprietary developed, highly efficient TEDs through our subsidiary, BSST, and through BSST’s partnership in ZT Plus;

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

Products

Thermoelectric device (TED)

Our current and future planned products are based upon our internally developed advanced TED technology. A TED is a solid state circuit that has the capability to produce both a hot and cold thermal condition. This is known as the Peltier effect. The advantages of advanced TEDs over conventional compressed gas systems is that they are environmentally friendly, less complex as they have no moving parts and are compact and light weight. Traditional TEDs are not widely utilized in the global product marketplace because they are inherently inefficient. Through our BSST subsidiary, we have worked for the past nine years developing innovations that improve TED efficiency. We currently hold sixteen. U.S. patents related to these innovations and have twenty-nine additional U.S. patents pending. Our progress to date has been to improve TED efficiency by an approximate factor of two. We believe that an improvement factor of four is required for a number of practical commercial applications. This improvement is likely to require the development of advanced materials and manufacturing processes to produce those materials in sufficient quantities. Advanced TED materials are currently being researched by a number of entities, and we have developed strategic relationships with several of these. During 2008, we participated in a significant breakthrough. With support from our BSST subsidiary, a scientist at The Ohio State University developed a new efficient TED material having certain desirable properties at high temperatures. This material is not ready for commercial applications, however, our new joint venture, ZT Plus, is intended to allow for the completion of the development of these advanced materials and the creation of innovative manufacturing capabilities to produce the materials in volume, and in a cost-efficient manner.

TEDs also have a capability known as the Seebeck effect that is reciprocal to the Peltier effect. In this process thermal energy, such as the waste heat from an automobile exhaust, can be converted into electrical power. As with the Peltier effect, traditionally designed TEDs lack the efficiency for practical application. Our research and development efforts seek to improve the TED efficiency of this process. ZT Plus will initially be focused on TED materials primarily suited for these types of devices.

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

Our research and development subsidiary, BSST, was formed to develop much more efficient thermoelectric systems and products using its improved technology. The limitation on applications for thermoelectric systems has been their relatively poor efficiency. We believe that, through a combination of proprietary methods for improving thermoelectric efficiency and improved thermoelectric materials (such as those being developed by ZT Plus), there are substantial prospects for the design and development of innovative thermoelectric systems in applications outside of our present product line.

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

In 2009, BSST successfully completed the fourth phase of its Automotive Waste Heat Recovery Program and as a result was awarded a Phase 5 Program by the U.S. Department of Energy (“DOE”). BSST leads a development team that includes Visteon Corporation, BMW of North America, Marlow Industries, the DOE’s National Renewable Energy Laboratory and Jet Propulsion Laboratory/California Institute of Technology. The objective of this five phase program is to demonstrate a viable thermoelectric-based vehicle waste heat recovery and power generation system that will improve the efficiency of vehicles powered by internal combustion engines. In Phase 1 of the program the team established a vehicle system architecture for a BMW’s series 5 engine and conducted a comprehensive analysis to determine the technical and commercial viability of its power generation concept. In Phase 2 the team built and tested prototype key subsystems including a thermoelectric power generator, electronic power control system and exhaust gas heat exchanger. In Phase 3, the team integrated and operated the subsystems together in a bench test environment. The fourth phase involved constructing a full prototype to be installed in a vehicle. Under Phase 5 of the program we will be delivering two additional prototype power generators for installation in vehicles manufactured by BMW Group and The Ford Motor Company for further evaluation and testing. Seventy five percent of the total cost of this program is paid for with Federal funds, while selected project team members, including BSST, bear the remaining cost. Through December 31, 2009, we have received a total of $6.2 million in program funding from the DOE since the program began in 2005. Additional funds are expected as the program continues. However, the actual amount contributed may be reduced, as the funding provisions supporting this program require the DOE to approve and release funds only on a phase-by-phase basis according to project progress and revisions made in the scope of the project. In addition, funds must be made available through the annual Federal budget process each year before any funding release can be made.

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

The net amounts spent for research and development activities in 2009, 2008 and 2007 were $5,994,000, $6,783,000 and $5,081,000, respectively. Because of changing levels of research and development activity, our research and development expenses fluctuate from period to period. Also included in research and development are expenses associated with the research and development activities of BSST of $3,908,000, $3,665,000 and $2,591,000 for 2009, 2008 and 2007, respectively. BSST’s expenses are net of reimbursement for customer funded research and development of $2,103,000, $2,462,000 and $2,464,000 for 2009, 2008 and 2007, respectively.

Marketing, Customers and Sales

We are primarily a second-tier supplier to automobile and truck manufacturers. As such, we focus our marketing efforts on automobile and truck manufacturers and their first-tier suppliers. In 2009, we also began selling CCS units to an after-market distributor/installer in small quantities. We have not, and do not, expect to market directly to consumers. For CCS products, our strategy has been to convince the major automobile companies that our CCS product is an attractive feature that will meet with consumer acceptance and has favorable economics, including high profitability, to the manufacturers. If convinced, the manufacturers then direct us to work with their seat supplier to incorporate our CCS product into future seat designs who then become our direct customers. These customers include Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Marubeni Vehicle Corporation (“Marubeni”), Dymos Incorporated (“Dymos”), Faurecia NHK Kyusyu Co. Ltd (“Faurecia NHK”), Faurecia Wuhan Auto Seating (“Faurecia Wuhan”), Tacle Seating USA (“Tacle”) and Magna Seating of America, Inc.(“Magna”). We also market directly to these and other major domestic and foreign automotive seat suppliers. The number of CCS products we sell is affected by the levels of new vehicle sales and the general business conditions in the automotive industry.

During 2009, particularly in the first half of the year, our product revenues were adversely affected by a significant decline in worldwide automotive production levels. During 2009, worldwide light vehicle production declined by 13% to 57.0 million vehicles. This drop was even more significant during the first half of the year which declined by 29%. Our product revenues are primarily focused on vehicle production in North America and the Japan/Korea region. During 2009, on a combined basis vehicle production for these regions declined by 28% as compared to the prior year. This decline has been largely precipitated by a decrease in the sales of light vehicles which is attributable to the global credit crisis and resulting global economic slowdown. During 2009, our revenue levels were 4% lower compared to the prior year despite the much more significant reduction in worldwide light vehicle production. We were able to maintain such revenue levels by introducing CCS on several new vehicle platforms that were launched during the year and increasing installation rates of the CCS on existing light vehicle platforms. We expect that light vehicle production levels are likely to be higher during 2010.

Replacing the traditional seat heater, our CCS product is offered as an optional or standard feature on the following vehicle models:

Manufacturer	Model	CCS Style	Year Launched(1)
Ford Motor Company	Lincoln MKZ(5)	MTM	2005
	Lincoln MKX(3)(5)	MTM	2006
	Lincoln MKS(5)	MTM	2008
	Lincoln MKT(2)(5)	MTM	2009
	Lincoln Navigator(3)(5)	MTM	1999
	Ford Expedition	MTM	2002
	Ford Taurus	MTM	2009
	Ford F150	MTM	2008

General Motors	Cadillac Escalade	MTM	2006
	Cadillac Escalade ESV(3)	MTM	2006
	Cadillac Escalade EXT	MTM	2006
	GMC Yukon	MTM	2008
	GMC Yukon XL	MTM	2008
	GMC Yukon Denali	MTM	2008
	GMC Sierra Denali	MTM	2008
	Chevrolet Suburban	MTM	2008
	Chevrolet Tahoe	MTM	2008
	Chevrolet Avalanche	MTM	2008
	Cadillac DTS(3)	MTM	2003
	Cadillac XLR	CCS	2003
	Buick Lucerne	MTM	2005

Toyota Motor Corporation	Lexus LS 460(2)(3)	CCS II	2000
	Lexus LX 570	CCS II	2007
	Toyota Celsior(4)	CCS II	2000
	Toyota Century(4)	CCS	2005
	Toyota Crown Majesta(2)	CCS II	2009

Nissan	Infiniti M35	CCS	2005
	Infiniti M45(5)	CCS	2004
	Infiniti Q45	CCS	2002
	Infiniti FX	CCS II	2008
	Infiniti G Convertible	CCS II	2009
	Nissan Teana(4)	HV	2008
	Nissan Maxima	CCS II	2008
	Nissan Fuga(4)	CCS	2005
	Nissan Cima(4)	CCS	2002
	Nissan 370Z Roadster	CCS II	2009

Hyundai	Equus(2)(4)	CCS	2003
	Genesis	CCS II	2007
	KIA Mohave	HV	2009
	KIA Borrego	HV	2009

Jaguar	XJ(2)	MTM	2007
	XF	MTM	2007
	XK	MTM	2009

Land Rover	Range Rover(2)	MTM	2006

(1)	Represents the year in which the current model or a predecessor model first offered CCS as an option.

(2)	Vehicle is equipped with CCS in both front and rear seat positions.
(3)	Model is a redesigned successor to a model which previously offered CCS as an option.
(4)	Vehicle is produced for the Asian market only.
(5)	Vehicle includes CCS as a standard feature.

For our most recent fiscal year, our revenues from sales to our three largest customers, Lear, Bridgewater and NHK were $20,733,000, $13,273,000, and $6,098,000, representing 34%, 22%, and 10% of total revenues, respectively. The loss of any one of these customers is likely to have a material adverse impact on our business.

Our product revenues for each of the past three years were divided among original equipment manufacturers automotive (“OEMs”) as follows:

Manufacturer	2009	2008	2007
Ford Motor Company	39%	26%	28%
General Motors	22	25	30
Nissan	16	21	7
Hyundai	10	3	6
Toyota Motor Corporation	7	18	23
Jaguar/Land Rover	6	7	6

Total	100%	100%	100%

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

During 2008, the market price for Tellurium, a key raw material necessary for the manufacture of the TEDs used in our products, increased substantially. Although the market price for Tellurium has moderated since 2008, it still remains substantially above historical levels. As a result, we renegotiated pricing with certain of our suppliers. Our 2009 and 2008 net income was ultimately reduced as a result of these renegotiations. Although the market price for Tellurium has recently fallen from historically high levels, it is possible that the market price will rise again requiring further renegotiations with our customers and suppliers. It is also possible that our customers will ask for price concessions if the market price of Tellurium falls back to its historical average.

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

We currently have a license arrangement related to our CCS product. Feher Design, Inc. (“Feher”) has granted to us an exclusive worldwide license to use specific CCS technologies covered by three U.S. patents held by Feher. Two of these three licensed patents expired on November 17, 2008 and October 18, 2009. The other patent will expire on March 14, 2011. In addition, we jointly own two U.S. patents and five Japanese patents with Honda Motor Co.

Competition

The automotive components and systems business is highly competitive. During 2008, one of our competitors, W.E.T. Automotive Systems AG (“WET”), introduced a heated and cooled automotive seat system very similar to ours on a GM vehicle platform. Previously, our competition was limited to companies that supplied heated-only seats or a product that circulates ambient air through a seat without active cooling similar to the HV system that we introduced in 2008. In addition, certain vehicle manufacturers have, for some time, offered options on certain models that combine heated seats with circulation of ambient air. It is possible that our competitors will be able to expand or modify their current products to more directly compete with our CCS system. We believe that there are other potential competitors that are working to develop systems for both active heating and cooling of automotive car seats.

On November 17, 2009 we filed a patent infringement lawsuit against WET. The complaint was filed in the United States District Court for the Central District of California and alleges that WET infringes four patents we either own or license. The patents in the suit are United States Patent Nos. 4,923,248; 5,626,021; 7,587,901; and RE38,128. On February 8, 2010, WET filed a motion to dismiss one of the patents, and also filed a motion to dismiss or transfer the case to the Eastern District of Michigan. Also, on February 8, 2010, WET filed a patent infringement lawsuit against us, alleging infringement of eight patents allegedly owned or licensed by WET. No assurances can be given that our lawsuit against WET will be successful or that we will be successful in defending against the lawsuit filed by WET. In the event that we are unsuccessful in defending against the lawsuit by WET, our business could be negatively impacted.

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

Financial Information About Industry Segments and Geographic Areas

Our business segment and geographic areas information is incorporated herein by reference to Note 11 of our consolidated financial statements and related financial information indexed on page F-1 of this report.

Employees

As of December 31, 2009, Amerigon and its subsidiaries employed a total of 68 individuals, including 20 at BSST and eight at Amerigon Asia Pacific. Amerigon also has retained the services of six outside contractors. None of our employees is subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

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

Risks Relating to our Business

The automotive industry, which represents our primary market, has significantly declined over the past two years and may continue to decline causing our product revenues to decline

Demand for our products is directly related to automotive vehicle production. Recently, automotive sales and production have be significantly and adversely affected by general economic and industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Generally, the vehicle models offering our CCS product as an optional feature have experienced significant production declines in 2008 and 2009. The automobile original equipment manufacturers (“OEMs”), especially those based in the United States, have recently experienced significant operating losses and are continuing to restructure their operations, which could have a material adverse impact on our future financial results. Continued declines in automotive production levels, particularly with respect to models for which we supply CCS products, would materially reduce our revenues and harm our profitability.

We may suffer significant losses should more of our customers or any of the major automotive manufacturers declare bankruptcy either for the first time or again

If any of our customers or any of the major automotive manufacture files for bankruptcy protection, we face the risks of being unable to collect a significant portion of our outstanding accounts receivable and of suffering a significant loss of future revenues. In such an event, a considerable amount of the accounts receivable owed to us from our customers might not be paid. In addition, if a automotive manufacturer that incorporates our products in its vehicles were to declare bankruptcy and cease operations, our future operating profits would be significantly impacted by the significant loss of revenue. We cannot be certain that all of the automotive manufactures or our tier one customers will avoid filing for bankruptcy during the current significant downturn in the automotive industry or during other periods in the future. Some of our tier one suppliers and some of the major automotive manufacturers have declared bankruptcy in the past year and have emerged from bankruptcy, but there is no certainty that those entities will not declare bankruptcy again.

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

We have incurred substantial operating losses since our inception and anticipate incurring additional operating losses during upcoming periods

Although we have reported operating income during the past six years, prior to that we incurred substantial operating losses since our inception. Furthermore, our operating income for 2009 was substantially lower then in previous years. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. We reported operating losses during the first and second quarters of 2009 due to the significant decline in our product revenue during those periods. As of December 31, 2009, we had accumulated deficits since inception of $37,782,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology and radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At December 31, 2009, we had cash and cash equivalents of $21,677,000 and short term investments of $6,704,000. Based on our current operating plan, we believe cash and short term investments at December 31, 2009, along with the proceeds from future revenues and borrowings from our $10,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

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

Significant increases in the market prices of certain raw materials may adversely affect our business

Our products contain TEDs which contain certain raw materials that cannot generally be substituted. As an example, Tellurium is a raw material used in TEDs. If the market prices for these raw materials significantly increases, our gross profit may be adversely impacted as our suppliers pass those price increases on to us. A recent increase in the price of Tellurium is one example of the impact raw material prices could have on our business. Our suppliers passed the increase in Tellurium prices on to us and our ability to recover this increase from our customers was limited. Our business and operations could also be materially adversely affected by shortages in key raw materials.

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

Any failure to protect our intellectual property could harm our business and competitive position

As of December 31, 2009, we owned 15 U.S. patents and had 27 U.S. patents pending. We also owned 23 foreign patents and had 19 foreign patent applications pending. Through our subsidiary BSST, we owned 16 U.S. patents, 24 foreign patents and had 29 U.S. patents pending and 46 foreign patents pending. We were also licensees of one U.S. patent and joint owners with Honda Motor Co. of two U.S. patents and three Japanese patents. We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will issue. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. We hold current and future rights to licensed technology through licensing agreements requiring the payment of minimum royalties. Failure to continue with or loss of such agreements could materially and adversely affect our business.

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

Our products may conflict with patents that have been or may be granted to competitors or others

Other persons could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of our products for allegedly conflicting with patents held by them. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on our business. In addition, if we become involved in litigation, it could consume a substantial portion of our time and resources. We are currently involved in litigation with a competitor, W.E.T. Automotive Systems AG, which may require a substantial commitment of time and money and divert resources from other ongoing projects. From time to time, we receive notices from third parties suggesting that our products infringe on the proprietary rights of others. While we believe that none of the claims of infringement received to date are valid, we must spend time and resources reviewing those claims and defending ourselves.

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

Our success will depend in large part on retaining key personnel

Our success will depend to a large extent upon the continued contributions of key personnel in Amerigon and our research and development subsidiary, BSST. The loss of the services of Daniel R. Coker, the President and Chief Executive Officer of Amerigon, or Dr. Lon E. Bell, the President of BSST, could have a material adverse effect on the success of our business.

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

The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our tier-one customers, their OEM customers and our suppliers have been severely affected by the current economic turmoil, including bankruptcy. There is no certainty that our customers and suppliers will continue to be in business. The current crisis could continue to lead to reduced demand for our products and could result in customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet consumer demand or affect our financial results.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We lease our corporate headquarters of approximately 12,100 square feet in Farmington Hills, Michigan (although located in Farmington Hills, such property has a Northville, Michigan mailing address) and we lease research and development facilities of approximately 33,000 square feet in Irwindale, California and 10,100 square feet in Azusa, California. Our Michigan lease expires August 31, 2014, the Irwindale lease expires March 31, 2016 and the Azusa lease expires September 30, 2012. We have the right to terminate the California lease on March 31, 2011 and September 30, 2013. The current monthly rent of the Michigan lease, including rent and operating expense allocations, is approximately $18,000. The current monthly rent of the Irwindel lease, including rent, property taxes and insurance, is approximately $40,000. The current monthly rent of the Azusa lease is approximately $9,000. We also lease office space in Japan, which costs approximately $10,000 per month. We believe that these facilities are adequate and suitable for their present requirements.

ITEM 3.    LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, but there is no current material pending litigation to which we are a party except for the patent lawsuit described below and no material legal proceeding was terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2009.

On November 17, 2009 we filed a patent infringement lawsuit against WET. The complaint was filed in the United States District Court for the Central District of California and alleges that WET infringes four patents we either own or license. The patents in the suit are United States Patent Nos. 4,923,248; 5,626,021; 7,587,901; and RE38,128. On February 8, 2010, WET filed a motion to dismiss one of the patents, and also filed a motion to dismiss or transfer the case to the Eastern District of Michigan. Also, on February 8, 2010, WET filed a patent infringement lawsuit against us, alleging infringement of eight patents allegedly owned or licensed by WET.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Stock Market under the symbol ARGN. The following table sets forth the high and low sale prices for our common stock as reported on The Nasdaq Stock Market for each quarterly period from January 1, 2008 through December 31, 2009.

2008	High	Low
1st Quarter	$21.40	$14.14
2nd Quarter	15.86	7.08
3rd Quarter	9.48	5.72
4th Quarter	6.87	2.45

2009
1st Quarter	$4.40	$2.14
2nd Quarter	6.85	3.46
3rd Quarter	8.90	5.50
4th Quarter	9.85	5.84

As of February 16, 2010, there were approximately 100 registered holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions. We have not paid any cash dividends since formation and we do not expect to pay any cash dividends in the foreseeable future.

For details concerning securities authorized for issuance under our equity compensation plans, see Item 12 of this Report.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data have been derived from our audited financial statements, some of which appear under Item 15 of this Report. These selected financial data might not be a good indicator of our expected results for fiscal 2010. You should read the selected financial data together with the financial statements and notes to financial statements from which this information is derived and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report.

	Year Ended December 31,
	(In thousands except per share data)
	2009	2008	2007	2006	2005
Product revenues	$60,925	$63,613	$63,630	$50,609	$35,737
Operating income	908	4,554	7,705	5,513	2,570
Net income(1)	284	3,564	7,375	3,514	16,549
Loss attributable to non-controlling interest	439
Net income attributable to Amerigon Incorporated	723
Basic earnings per share:
Common Stock	0.03	0.16	0.34	0.17	0.79
Convertible Preferred Stock				0.17	0.79
Diluted earnings per share	0.03	0.16	0.33	0.16	0.76
Accumulated deficit	(37,782)	(38,505)	(42,069)	(49,444)	(52,958)

	As of December 31,
	(In thousands)
	2009	2008	2007	2006	2005
Working capital(2)	$33,542	$30,471	$30,538	$23,765	$15,646
Total assets	62,382	52,599	55,986	42,396	37,253
Long term obligations	427	392	450	650	850

(1)	Net income for the year ended December 31, 2005 reflects a reduction in the valuation allowance relating to the Company’s Federal Net Operating Loss (NOL) carryforwards resulting in an income tax benefit of $13,495. During the third quarter 2007, the Company substantially completed a study of its research and development activities and related expenses for the period from 1999 through 2006. As a result of this study, the Company determined that its research and development expenses qualify for certain Federal and state research and development tax credits (“R&D Credits”) for that period and a deferred tax benefit was recorded for the value of those credits, approximately $1,700. See Note 4 to the Consolidated Financial Statements under Item 15 for a more detailed explanation.
(2)	Represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, develop and market proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers. In 2009, we completed our tenth full year of producing and selling our Climate Control Seat™ (“CCS™”) product, which provides year-round comfort by providing both active heating and cooling to seat occupants. Since we started commercial production, we have shipped approximately 5,300,000 units of our CCS product to several customers: JCI, Lear, Bridgewater, NHK, Marubeni, Dymos, Faurecia NHK, Faurecia Wuhan, Tacle and Magna. These customers in turn sell our product, as a component of an entire seat or seating system, to automobiles manufactured by Ford Motor Company, General Motors, Toyota Motor Corporation Nissan and Tata Motors, Ltd. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008. We also have sold directly to Hyundai.

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

During 2009, particularly in the first half of the year, our product revenues were adversely affected by a significant decline in worldwide automotive production levels. During 2009, worldwide light vehicle production declined by 13% to 57.0 million vehicles. This drop was even more significant during the first half of the year which declined by 29%. Our product revenues are primarily focused on vehicle production in North America and the Japan/Korea region. During 2009, on a combined basis vehicle production for these regions declined by 28% as compared to the prior year. This decline has been largely precipitated by a decrease in the sales of light vehicles which is attributable to the global credit crisis and resulting global economic slowdown. During 2009, our revenue levels were 4% lower compared to the prior year despite the much more significant reduction in worldwide light vehicle production. We were able to maintain such revenue levels by introducing CCS on several new vehicle platforms that were launched during the year and increasing installation rates of the CCS on existing light vehicle platforms. We expect that light vehicle production levels are likely to be higher during 2010.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. These estimates and assumptions include, but are not limited to:

•	Warranty reserves,

•	Litigation reserves,

•	Allowances for doubtful accounts,

•	Income taxes,

•	Inventory reserves,

•	Stock compensation and

•	Patents.

Accrued Warranty Costs

We do not offer our customers explicit warranty terms; however, we do honor warranty claims for defective products. We have secured errors and omissions insurance which provides certain coverage for defects in our product designs; however, we do not maintain a product recall insurance policy. Provision for estimated future cost of warranty for product delivered is recorded when revenue is recognized. While we believe our warranty reserve is adequate and that the judgment applied is appropriate, such estimates could differ materially from what will actually transpire in the future. The warranty policy is reviewed by management annually. Based on historical information available to the Company and claims filed to date, which have been minimal, the warranty accrual is periodically adjusted to reflect management’s best estimate of future claims.

Litigation Reserves

We record estimated future costs related to new or ongoing litigation. These estimates include costs associated with attorney fees and potential claims and assessments less any amounts recoverable under insurance policies.

Income Taxes

We record income tax expense using the liability method which specifies that deferred tax assets and liabilities be measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and State tax rates. A valuation allowance is provided for a portion of our net deferred tax assets when we consider it more likely than not that the asset will not be realized. At December 31, 2009 and 2008, a valuation allowance has been provided for an estimated portion of our NOL’s generated prior to a 1999 change in control, as defined by the internal revenue code, which limits our ability to utilize those NOL’s. At our currently expected rate of future taxable income, we expect to utilize the NOLs not subject to this limitation over the next three to five years. If future annual taxable income were to be significantly less than current and projected levels, there is a risk that some of our NOLs not already provided for by the valuation allowance would expire prior to utilization. We do not expect significant differences between our taxable income and our book earnings before income taxes.

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

Stock Based Compensation

We account for all share-based payments to employees, including grants of employee stock options, as compensation expense based upon the fair value on the date of grant. We determine fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. Expected volatilities are based on the average of the historical volatility of the Company’s common stock and that of an index of companies in our industry group. Since the Company has little historical data to help evaluate the expected lives of options, we considered several other factors in developing this assumption including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. We believe that the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value.

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

Results of Operations Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Product Revenues.    Product revenues for 2009 were $60,925,000 compared with product revenues of $63,613,000 for 2008, a decrease of $2,688,000, or 4%. Lower sales resulting from lower volumes on existing programs, primarily during the first half of the year, were partially offset by higher sales from new model introductions. Unit shipments were 874,000 units for 2009 compared with unit shipments of 931,000 in 2008, a decrease of 57,000 units or 6%. The lower product revenues and unit volumes on existing programs were due to a significant decline in the overall automotive market. Automotive production and sales volumes, impacted by slowing worldwide economic activity and decreasing availability of consumer credit, were significantly lower during the 2009 as compared to 2008. In North America, one of our most important markets, the seasonally adjusted annual rate (“SAAR”) for vehicle sales was 10.4 million during the 2009, down 21% from 13.2 million during 2008. Vehicle production levels have been reduced even further as OEM’s have cut production in order to reduce new vehicle inventory levels. During 2009, production of light vehicles in North America decreased by 32% to 8.6 million from 12.6 million during 2008. New vehicles equipped with CCS and launched since the end of 2008 included the Lincoln MKT, Ford Taurus, Jaguar XK, Nissan 370Z Roadster, Infiniti G Convertible, KIA Mohave and KIA Borrego. Two of our existing programs, the Jaguar XJ and Land Rover Range Rover, began offering CCS in the rear seating position for the first time during the Third Quarter 2009. Several programs that were new in 2008 including the Ford F150 Pickup, Chevrolet Suburban, Chevrolet Tahoe, Chevrolet Avalanche, GMC Yukon, GMC Yukon XL, GMC Yukon Denali, GMC Sierra Pickup, Toyota Crown Majesta and the Nissan Maxima, had higher revenue during 2009 due to the impact of shipments being made during the full year.

Cost of Sales.    Cost of sales increased to $45,166,000 in 2009 from $45,086,000 in 2008. This increase of $80,000, or 0.2%, is attributable to lower gross profit percentage partially offset by lower volumes. The gross profit percentage during 2009 was 26% and was 29% during 2008. This decrease is primarily attributable to higher raw material costs, an unfavorable change in the mix of products sold which favored programs having a lower gross margin percentage during 2009 compared with 2008 and lower coverage of fixed cost at the lower volume levels. TED’s, which represent the key component of the CCS system, contain the metal Tellurium (“Te”). Higher costs for Te represent the most significant portion of our higher raw material cost. During the early months of 2008, the market for Te experienced a significant increase. The average price of a kilogram of Te in 2007 was approximately $100 and increased to a peak of $286 in April 2008. Since that time, the average market price has decreased to a current average of $160 per kilogram during December 2009. We do not purchase Te directly, but have agreed to price increases from our TED suppliers as a result of the increase in their

Te costs. Existing Te supply contracts and on-hand inventory resulted in a delay in the impact of higher Te market prices to us until the Third Quarter 2008. Although the market for Te has moderated, the lower levels did not result in reduced costs to Amerigon because of our supplier’s need to use up inventory until late in the Third Quarter 2009.

Net Research and Development Expenses.    Net research and development expenses decreased to $5,994,000 in 2009 from $6,783,000 in 2008. This $789,000, or 12%, decrease was due to the formation of ZT Plus, lower costs to support a smaller number of new vehicle programs launched during 2009 as compared to 2008 and lower costs associated with certain new product applications of our CCS technology that are currently in development. When we formed ZT Plus, certain ongoing expenses associated with our advanced TE materials program were transferred to the new partnership and were therefore partially funded by our partner, 5N Plus. The portion of ZT Plus’ expenses associated with BSST’s ownership percentage are now classified as loss from equity investment in ZT Plus and not included in net research and development expenses. We are in the process of developing certain new products, such as the heated and cooled bed, heated and cooled cup holder and cold storage box and developing improvements in our current CCS system. The costs associated with these projects were lower during 2009 primarily due to many of the projects reaching a less costly phase of development.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $8,857,000 in 2009 compared with $7,190,000 in 2008. This $1,667,000, or 23%, increase is primarily attributable to higher management bonus expense of $994,000, estimated legal fees of $500,000 for a lawsuit initiated in 2009 and higher stock option compensation expense during 2009 as compared with 2008. During 2009, we paid and or accrued bonuses under our management incentive program whereas during 2008 the management incentive bonus program was cancelled due to the significant economic and automotive downturn. On November 17, 2009 we filed a patent infringement lawsuit against a competitor, W.E.T Automotive Systems AG (“WET”). The complaint was filed in the United States District Court for the Central District of California and alleges that WET infringes four patents we either own or license. On February 8, 2010 WET filed a motion to dismiss one of the patents, and filed a motion to dismiss or tow transfer the case to the Eastern District of Michigan. Also, on February 8, 2010, WET filed a patent infringement lawsuit against us, alleging infringement of eight patents allegedly owned or licensed by WET. During the Fourth Quarter 2009 we recorded a reserve totaling $500,000 as an estimate of the legal fees related to this lawsuit. The higher stock option compensation relates to options issued to employees on two separate grant dates; 485,000 option shares on July 23, 2008 and 724,000 option shares on March 11, 2009. The expenses related to these grants were partially offset by lower stock option expenses for options that became fully vested during 2009.

Loss from Equity Investment.    Our new investment in the ZT Plus joint venture by our subsidiary BSST was initiated on September 1, 2009. BSST’s investment in ZT Plus is being accounted for using the equity method which requires that BSST record a portion of ZT Plus’ income or loss equal to its ownership percentage to the extent of BSST’s investment balance. BSST’s initial contribution and initial investment balance, which was comprised of certain intellectual property, intellectual property rights and laboratory equipment, along with organizational and formation costs totaled $508,000. 5N Plus’ initial contribution is represented by a commitment to fund ZT Plus’ operating expenditures. During the period from September 1, 2009 through the end of 2009, BSST recorded a loss from equity investment in ZT Plus totaling $492,000 representing BSST’s share of ZT Plus’ loss for the period.

Interest Income.    We had interest income of $10,000 for 2009 compared with $837,000 for 2008. The decrease of $827,000, or 99%, resulted from significantly lower average yields on our cash equivalents and short-term investments (see “Liquidity and Capital Resources”).

Income Tax Expense.    We recorded an income tax expense of $325,000 during 2009. This reflected an estimated effective tax rate of approximately 53% on pretax earnings of $609,000 for 2009. Our current income tax expense is expected to be substantially offset by our net operating loss carry forwards. Therefore, we do not expect to have a significant cash outlay for income taxes in the current year. During 2008, we recorded an income tax expense totaling $1,938,000 reflecting a 35% effective tax rate on pretax income of $5,502,000. This increase in effective tax rate is attributable to the effect of certain expenses, such as stock options expense for Incentive Stock Options and Meals and Entertainment expenses that are not deductible for tax purposes. As our pretax earnings approach break even, these expenses have a much greater impact on the effective rate causing it to increase.

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

Net Research and Development Expenses.    Net research and development expenses increased to $6,783,000 for 2008 from $5,081,000 for 2007. This $1,702,000, or 33%, increase was due to increased research activities associated with our advanced TED program, the addition of CCS engineering resources to support the large number of new vehicle programs and continued development of new automotive and non-automotive TE-based products. The increase in research and development expenses for our advanced TED program is associated with a 2008 breakthrough in our TED material program. With support from our subsidiary, BSST LLC, a scientist at The Ohio State University developed a new efficient TED material having certain desirable properties at high temperatures. Much of our higher research and development expenses are focused on further advancing and commercializing that new material. Our research and development reimbursements have not increased proportionately to the increase in research and development expenses due to an increasing focus on efficient TED material, including that from The Ohio State University, and production process technology advancements for which we do not plan to seek partnership support.

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

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	December 31, 2009	December 31, 2008
	(in Thousands)
Cash and cash equivalents	$21,677	$25,303
Short-term investments	6,704	—

	$28,381	$25,303

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of further business opportunities. Cash and cash equivalents decreased by $3,626,000 and our short-term investments increased by $6,704,000 in 2009.

Cash provided by operating activities during 2009 was $4,253,000 and was attributable to net income of $284,000, plus non-cash adjustments. Non-cash adjustments primarily included depreciation and amortization of $1,438,000, stock option compensation of $1,270,000, loss from equity investment of $492,000, deferred taxes of $261,000 and defined benefit plan expense of $211,000. Additionally, we had a decrease in net operating assets and liabilities of $323,000.

As of December 31, 2009, working capital was $33,542,000 as compared to $30,471,000 at December 31, 2008, an increase of $3,071,000, or 10%. Increases in accounts receivable and short term investments of $6,754,000 and $6,704,000, respectively, were partially offset by decreases in cash and cash equivalents of $3,626,000 and increases in accounts payable and accrued liabilities of $6,349,000 and $642,000, respectively. Accounts receivable and accounts payable increased primarily as a result of an $8,772,000 increase in product revenues during the fourth quarter of 2009 compared with product revenues in the fourth quarter of 2008 and related increase in inventory purchasing required to support the higher revenues. Accrued liabilities increase primarily due to a reserve of $500,000 recorded for the WET lawsuit. Our cash and cash equivalents decreased due to the investments made in short-term investments offset partially by positive cash flow generated during the year from all activities. Our short-term investments consist entirely of Certificates of Deposit (“CD’s”). The CD’s are held by 27 different financial institutions with no individual deposit exceeding $250,000 at any individual institution. Our entire CD portfolio is therefore protected by insurance provided by the Federal Deposit Insurance Corporation (“FDIC”). The Company had no short-term investments at December 31, 2008.

Cash used in investing activities was $8,717,000 during 2009, reflecting purchases of short-term investments of $6,704,000, cash paid to acquire new patents and patent application filings of $830,000, purchases of property and equipment totaling $744,000, cash invested in corporate owned life insurance of $328,000 and cash invested in ZT Plus of $111,000. Purchases of property and equipment for the period are primarily related to new equipment purchases for newly launched production programs.

Cash provided by financing activities was $852,000 during 2009, primarily representing proceeds of Common Stock option exercises of $861,000.

We have a $10,000,000 credit line (“Revolving Credit Line”) with Comerica Bank to fund future working capital requirements. At December 31, 2009, no revolving loans were outstanding. Loans under the Revolving Credit Agreement are limited to an amount equal to the Borrowing Base, as defined by the credit agreement. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable (as defined by the agreement), plus the lesser of 60% of Eligible Foreign accounts receivable (as defined by the agreement) or $3,000,000, plus 50% of Eligible Inventory (as defined by the agreement), plus 100% of the market value of Eligible Securities (as defined by the agreement). The Revolving Credit Line also provides for a letter of credit sub-facility of $5,000,000. At December 31, 2009 outstanding letters of credit were $165,000. At December 31, 2009 the Borrowing Base was greater than $10,000,000 and $9,835,000 was available under the Revolving Credit Line. Loans bear interest at a Daily Adjusting LIBOR Rate, as defined by the credit agreement, plus an Applicable Margin of 3.00%. The Daily Adjusting LIBOR Rate at December 31, 2009 was 0.23%. The Revolving Credit Line is secured by all of the Company’s assets and expires on November 1, 2010. Under the terms of the credit agreement, the Company must maintain certain financial ratios including a minimum tangible net worth ratio, minimum EBITDA, as defined by the credit agreement. At December 31, 2009 the Company was in compliance with all terms of the credit agreement as amended.

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

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing activities. Based on its current operating plan, management believes cash and equivalents at December 31, 2009 along with proceeds from future revenues are sufficient to meet operating needs for the foreseeable future.

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

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

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

Tabular Disclosure of Contractual Obligations

As of December 31, 2009, the following amounts, aggregated by type of contract obligation, are known to come due in the periods stated:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Operating Lease Obligations	$3,317	$918	$1,677	$722	$—

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We currently place our investments in Certificates of Deposits with multiple banks. We havein the past, and may in the future, also place our investments in debt instruments of the U. S. government and in high-quality corporate issuers. Our investment policy seeks to ensure the safety and preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign country currencies and therefore are not presently subject to foreign exchange risk.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. The Certificates of Deposit are held by 27 different financial institutions with no individual deposit exceeding $250,000 at any individual institution. Our entire CD portfolio is therefore protected by insurance provided by the Federal Deposit Insurance Corporation (“FDIC”). All of the marketable securities shown in below are expected to mature during 2010. The carrying value approximates fair value at December 31, 2009.

Marketable Securities	Carrying Value	Average Rate of Return at December 31, 2009
Money Market Mutual Funds	$19,172,000	0.01%
Certificates of Deposit	6,704,000	0.67%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Financial Information—Selected Quarterly Financial Data

Unaudited Quarterly Financial Data

For the Years Ended December 31, 2009 and 2008

(In thousands, except per share data)

	For the three months ended,
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Product revenues	$10,170	$10,715	$18,442	$21,598
Gross margin	2,418	2,531	4,545	6,265
Operating income (loss)	(1,477)	(1,209)	1,219	2,375
Net income (loss)	(936)	(869)	789	1,300
Loss attributable to non-controlling interest(1)	—	—	342	97
Net income (loss) attributable to Amerigon Incorporated	(936)	(869)	1,131	1,379
Basic earnings (loss) per share	(0.04)	(0.04)	0.05	0.07
Diluted earnings (loss) per share	(0.04)	(0.04)	0.05	0.06

	For the three months ended,
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Product revenues	$17,360	$16,796	$16,631	$12,826
Gross margin	5,559	5,279	4,833	2,856
Operating income	1,842	1,750	854	108
Net income	1,371	1,254	648	291
Basic earnings per share	0.06	0.06	0.03	0.01
Diluted earnings per share	0.06	0.06	0.03	0.01

(1)	A change accounting method under ASC 810 “Consolidation” effective during 2009 requires that a noncontrolling interest, previously referred to as a minority interest, be reported as part of equity in the Consolidated Financial Statements and losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. A 15% non controlling interest in our subsidiary BSST is held by BSST President and CEO Dr. Lon Bell. The change, which was effective on January 1, 2009, was not included in the first and second quarters as reported, and as a result, the 2009 third quarter reflects the year to date benefit for this adjustment which increased net income attributable to Amerigon by $342, or $0.01 per diluted share. The amount of the benefit related to the first and second quarters included in this amount was $116 and $125, respectively.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, both as of December 31, 2009. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of December 31, 2009. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report included under Item 15.

February 19, 2010

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained under the captions entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Code of Ethics” in our definitive proxy statement to be filed with the SEC in connection with our 2010 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions entitled “Director Compensation,” “Executive Compensation,” “Summary Compensation Table,” “Compensation Committee Interlocks and Insider Participation,” “Option Grants in the Last Fiscal Year,” “Aggregated Options Exercised and Year-End Values” and “Report of the Compensation Committee on Executive Compensation” in our definitive proxy statement to be filed with the SEC in connection with our 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained under the captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC in connection with our 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained under the caption entitled “Certain Transactions” and “Independence of the Board of Directors” in our definitive proxy statement to be filed with the SEC in connection with our 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption entitled “Report of the Audit Committee” in our definitive proxy statement to be filed with the SEC in connection with our 2010 Annual Meeting of Stockholders.

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

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company(13)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent(18)

10.1*	1993 Stock Option Plan(3)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(4)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan(11)

10.3.2*	Amendment to 2006 Equity Incentive Plan(12)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan(13)

10.3.4*	Third Amendment to 2006 Equity Incentive Plan(19)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(3)

Exhibit Number	Description
10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(5)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(6)

10.6.1*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.6.2*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(10)

10.7	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.8.1	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(7)

10.8.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC(10)

10.8.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC(10)

10.8.4	Third Amendment dated May 17, 2007 to Amended and Restated Operating Agreement of BSST LLC(14)

10.9	Cross License Agreement between the Company and BSST LLC dated November 19, 2002(9)

10.10	Reversionary Rights Agreement between BSST LLC and Dr. Lon E. Bell dated May 17, 2007(14)

10.11.1	Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank dated as of October 28, 2005(15)

10.11.2	First Amendment, dated as of February 6, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank(16)

10.11.3	Second Amendment, dated as of April 30, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank(16)

10.11.4	Third Amendment, dated as of October 7, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank(21)

10.11.5	Fourth Amendment, dated as of August 6, 2009, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank(20)

10.11.6	Fifth Amendment, dated as of September 3, 2009, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank(21)

10.11.7	Sixth Amendment, dated as of February 9, 2010, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank

10.12	Guaranty of BSST LLC in favor of Comerica Bank dated as of April 30, 2008(16)

10.13	Security Agreement (All Assets) by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005(15)

10.14	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005(15)

10.15	Security Agreement (All Assets) by BSST LLC in favor of Comerica Bank dated as of November 14, 2002(15)

10.16	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of November 14, 2002(15)

Exhibit Number	Description
10.17 *	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008(17)

21	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference
(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed May 2, 2008 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2009 Annual Meeting of Stockholders and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 10, 2009 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed November 9, 2009 and incorporated herein by reference.

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash & cash equivalents	$21,677	$25,303
Short-term investments	6,704	—
Accounts receivable, less allowance of $292 and $318, respectively	15,073	8,292
Inventory	2,541	2,641
Deferred income tax assets	927	986
Prepaid expenses and other assets	780	417

Total current assets	47,702	37,639
Equity investment	22	—
Property and equipment, net	3,271	4,274
Patent costs, net of accumulated amortization of $490 and $298, respectively	3,727	3,156
Deferred income tax assets	7,133	7,334
Other non-current assets	527	196

Total assets	$62,382	$52,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,222	$3,872
Accrued liabilities	3,738	3,096
Deferred manufacturing agreement—current portion	200	200

Total current liabilities	14,160	7,168
Pension benefit obligation	377	142
Deferred manufacturing agreement—long term portion	50	250

Total liabilities	14,587	7,560
Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 21,486,309 and 21,205,492 issued and outstanding at December 31, 2009 and 2008, respectively	61,971	60,727
Paid-in capital	23,986	22,720
Accumulated other comprehensive income	59	97
Accumulated deficit	(37,782)	(38,505)

Total Amerigon, Inc. shareholders’ equity	48,234	45,039
Non-controlling interest	(439)	—

Total shareholders’ equity	47,795	45,039

Total liabilities and shareholders’ equity	$62,382	$52,599

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Product revenues	$60,925	$63,613	$63,630
Cost of sales	45,166	45,086	42,302

Gross margin	15,759	18,527	21,328
Operating costs and expenses:
Research and development expenses	8,097	9,245	7,545
Reimbursed research and development expenses	(2,103)	(2,462)	(2,464)

Net research and development expenses	5,994	6,783	5,081
Selling, general and administrative expenses	8,857	7,190	8,542

Total operating costs and expenses	14,851	13,973	13,623

Operating income	908	4,554	7,705
Interest income	10	837	961
Loss from equity investment	(492)	—	—
Other income	183	111	179

Earnings before income tax	609	5,502	8,845
Income tax expense	325	1,938	1,470

Net income	284	3,564	7,375
Plus: Loss attributable to non-controlling interest	439	—	—

Net income attributable to Amerigon Inc.	$723	$3,564	$7,375

Basic earnings per share	$0.03	$0.16	$0.34

Diluted earnings per share	$0.03	$0.16	$0.33

Weighted average number of shares—basic	21,402	21,981	21,636

Weighted average number of shares—diluted	21,771	22,366	22,627

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Paid-in Capital	Accumulated Deficit	Loss on Pension Benefit Obligation	Currency Translation Adjustment	Total Amerigon Equity	Non- Controlling Interest	Total

	Shares	Amount
Balance at December 31, 2006	21,335	$61,606	$21,024	$(49,444)	$—	$(12)	$33,174	$—	$33,174
Exercise of Common Stock options for cash	342	1,033	—	—	—	—	1,033	—	1,033
Common Stock issued to employees	49	389	—	—	—	—	389	—	389
Cashless exercise of Warrants	192	—	—	—	—	—	—	—	—
Stock option compensation	—	—	742	—	—	—	742	—	742
Comprehensive income:
Currency translation	—	—	—	—	—	(4)
Net income	—	—	—	7,375	—	—
Total comprehensive income							7,371	—	7,371

Balance at December 31, 2007	21,918	$63,028	$21,766	$(42,069)	$—	$(16)	$42,709	$—	$42,709
Exercise of Common Stock options for cash	197	759	(155)	—	—	—	604	—	604
Common Stock issued to employees	37	437	—	—	—	—	437	—	437
Repurchase of Common Stock	(947)	(3,497)	—	—	—	—	(3,497)	—	(3,497)
Stock option compensation	—	—	1,109	—	—	—	1,109	—	1,109
Comprehensive income:
Currency translation	—	—	—	—	—	113
Net income	—	—	—	3,564	—	—
Total comprehensive income							3,677	—	3,677

Balance at December 31, 2008	21,205	$60,727	$22,720	$(38,505)	$—	97	$45,039	$—	$45,039
Exercise of Common Stock options for cash	277	865	(4)	—	—	—	861	—	861
Common Stock issued to employees and consultants	4	379	—	—	—	—	379	—	379
Stock option compensation	—	—	1,270	—	—	—	1,270	—	1,270
Loss attributable to non-controlling interest								(439)	(439)
Comprehensive income:
Net loss on pension benefit obligation	—	—	—	—	(24)	—
Currency translation	—	—	—	—	—	(14)
Net income	—	—	—	723	—	—
Total comprehensive income							685	—	685

Balance at December 31, 2009	21,486	$61,971	$23,986	$(37,782)	$(24)	$83	$48,234	$(439)	$47,795

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating Activities:
Net income	$284	$3,564	$7,375
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,438	1,373	654
Deferred income tax expense	261	1,432	1,314
Stock option compensation	1,270	1,109	742
Provision for doubtful accounts	(26)	(224)	315
Loss on disposal of property and equipment	—	10	14
Defined benefit plan expense	211	142	—
Loss from equity investment	492	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,754)	3,603	(2,658)
Inventory	100	(421)	2,150
Prepaid expenses and other assets	(392)	179	(312)
Accounts payable	6,349	(4,767)	3,025
Accrued liabilities	1,020	(455)	1,618

Net cash provided by operating activities	4,253	5,545	14,237
Investing Activities:
Purchases of short-term investments	(6,704)	(3,100)	(38,862)
Sales and maturities of short-term investments	—	27,025	27,013
Equity investment	(111)	—	—
Cash invested in corporate owned life insurance	(328)	(191)	—
Purchase of property and equipment	(744)	(1,712)	(2,751)
Patent costs	(830)	(654)	(1,936)

Net cash provided by (used in) investing activities	(8,717)	21,368	(16,536)
Financing Activities:
Cash used to repurchase common stock	—	(3,497)	—
Cash paid for financing costs	(9)	—	—
Proceeds from sale of common stock, net of cash expenses	861	604	1,033

Net cash provided by (used in) financing activities	852	(2,893)	1,033

Foreign currency effect on cash and cash equivalents	(14)	113	(4)
Net (decrease) increase in cash and cash equivalents	(3,626)	24,133	(1,270)
Cash and cash equivalents at beginning of period	25,303	1,170	2,440

Cash and cash equivalents at end of period	$21,677	$25,303	$1,170

Supplemental disclosure of cash flow information:
Cash paid for interest	$46	$—	$—

Cash paid for taxes	$321	$188	$256

Supplemental disclosure of non-cash transactions:
Common stock issued to employees and consultants	$379	$437	$389

Contribution to equity investment	$404	$—	$—

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — The Company

The Company designs, develops and markets proprietary technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped approximately 5,300 units of its CCS product through 2009. Although the Company markets CCS to OEMs, the Company’s primary customers are the OEM’s tier one seating suppliers including, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Marubeni Vehicle Corporation (“Marubeni”), Dymos Incorporated (“Dymos”), Faurecia NHK Kyusyu Co. Ltd (“Faurecia NHK”), Faurecia Wuhan Auto Seating (“Faurecia Wuhan”), Tacle Seating USA (“Tacle”) and Magna Seating of America, Inc.(“Magna”).

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

As described more fully in Note 14 below, on September 1, 2009, BSST entered into a partnership agreement with 5N Plus Inc., a Canadian corporation specializing in production of high-purity metals (“5N Plus”), to form ZT Plus. ZT Plus’ objective is the discovery and testing of new materials that show increased thermoelectric efficiency. BSST and 5N Plus each hold a 50% interest in ZT Plus.

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation

Consolidation

The consolidated financial statements at December 31, 2009, reflect the consolidated financial position and consolidated operating results of the Company, BSST and Amerigon Asia Pacific Inc. Intercompany accounts have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents.

Short-Term Investments

The Company’s short-term investments at December 31, 2009 consisted of $6,704 of Certificates of Deposit (“CD’s”). The CD’s are held by 27 different financial institutions with no individual deposit exceeding $250 at any individual institution. Our entire CD portfolio is therefore protected by insurance provided by the Federal Deposit Insurance Corporation (“FDIC”). The Company had no short-term investments at December 31, 2008.

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

Accrued Warranty Costs

The Company recognizes an estimated cost associated with its standard warranty on CCS products at the time of sale. The amount recognized is based on estimates of future failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period:

	December 31,
	2009	2008
Balance at beginning of year	$832	$698
Warranty claims paid	(25)	(25)
Expense	161	159

Balance at end of year	$968	$832

Concentration of Credit Risk

Financial instruments, which subject the Company to concentration of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. Cash equivalents consist of money market funds managed by major U.S. financial services companies. The credit risk for these cash equivalents is considered limited. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and does not require collateral. As of December 31, 2009 Lear, Bridgewater and JCI comprised 39%, 16%, and 12% respectively, of the Company’s accounts receivable balance. As of December 31, 2008 Lear and Bridgewater comprised 50% and 20%, respectively, of the Company’s accounts receivable balance. These accounts are currently in good standing.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Inventory

Inventory is valued at the lower of cost (the first-in, first-out basis) or market. The Company provides a reserve for obsolete and slow moving inventories based upon estimates of future sales and product redesign. The following is a reconciliation of the changes in the inventory reserve (in thousands):

	December 31,
	2009	2008
Balance at beginning of year	$805	$337
Expense	2	860
Inventory write off	(175)	(392)

Balance at end of year	$632	$805

Deferred Manufacturing Agreement

The Manufacturing and Supply Agreement (“Ferrotec Agreement”) created by the $2 million payment received in 2001 from Ferrotec Manufacturing (“Ferrotec”), a Tokyo-based manufacturer, (Note 10) is being amortized on a straight line basis through April 2011. This amortization is reported in other income.

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

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Impairments of Long-Lived Assets

Whenever events or changes in circumstances indicate that carrying amount of a long-lived asset may not be recoverable, the Company will compare the carrying amount of the asset to the amount of the expected future undiscounted cash flows related to the asset to determine if a write down to fair value is required. No such events occurred during 2009.

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

Litigation Reserves

We record estimated future costs related to new or ongoing litigation. These estimates include costs associated with attorney fees and potential claims and assessments less any amounts recoverable under insurance policies.

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

On June 29, 2007, the Company amended its exclusive development agreement with Visteon related to certain proprietary TED technology for automotive applications, permitting the Company to undertake further development with a limited number of additional development partners. Under the terms of the amendment, BSST acquired Visteon’s Thermoelectric-based HVAC systems technology and is now permitted to seek additional partners in Asia and Europe. The cost of the acquisition of these Visteon patents was $1,500 and has been capitalized as Patent Costs on the Consolidated Balance Sheet as of December 31, 2009 and 2008 less accumulated amortization. BSST is now working to select additional development partners to expand the market for Theremoelectric-based HVAC systems in the automotive market.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

During 2004, the Company received a Financial Assistance Award from the U.S. Department of Energy (“DOE”). Under the terms of the award, the DOE is expected to reimburse the Company for 75% of certain development costs over the course of a four phase project on an as incurred basis. As of December 31, 2009, we have received a total of $6,167 in program funding from the DOE since the program began in 2005. Additional reimbursements are expected as the program continues. The reimbursement and progress of the program is subject to certain budget restraints of the U.S. Federal Government (“US Government”). The terms of the award provide for the Company to retain ownership of intellectual property developed during the course of the program. The agreement also grants the US Government a non-exclusive, nontransferable, irrevocable, paid-up license to that intellectual property.

During 2008, BSST LLC was named as a partner in another DOE project to develop a highly-efficient thermoelectric heating and cooling system for automobiles that will substantially reduce energy consumption, engine load and ultimately greenhouse gas emissions. The goal of the 36-month, up to $8.4 million project is to create a zonal heating and cooling system for automobiles that heats or cools the vehicle occupants, rather than the entire cabin and its components, thereby reducing the energy consumed by existing heating/cooling systems by one third. Ford Motor Company was selected to lead the project with partners including Visteon, the DOE’s National Energy Renewable Laboratory, and Ohio State University, along with BSST. BSST’s role is to design and develop the thermoelectric core of the heating and cooling system. The entire $8.4 million project will be performed on a cost share basis with DOE paying $4.2 million and the partners sharing in a matching $4.2 million.

The Company recognizes amounts due as reimbursements for expenses as these expenses are incurred.

Income Taxes

We record income tax expense using the liability method which specifies that deferred tax assets and liabilities be measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and State tax rates. A valuation allowance is provided for net deferred tax assets when management considers it more likely than not that the asset will not be realized. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties related to income tax matters in income tax expense.

Net Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock. The Company’s diluted earnings per common share give effect to all potential shares of Common Stock outstanding during a period that are not anti-dilutive. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of Common Stock equivalents.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Stock Based Compensation

Share-based payments to employees, including grants of employee stock options are recognized in the financial statements as compensation expense based upon the fair value on the date of grant. The Company’s stock option compensation expense and related deferred tax benefit were $1,270 and $103 for the year ended December 31, 2009, $1,109 and $138, respectfully, for the year ended December 31, 2008, and $742 and $81, respectively, for the year ended December 31, 2007.

Note 3 — Details of Certain Financial Statement Components

	December 31,
	2009	2008
Inventory:
Raw materials	$—	$189
Finished Goods	2,541	2,452

	$2,541	$2,641

Property and equipment:
Equipment	$1,909	$2,048
Production tooling	2,018	1,885
Leasehold improvements	1,896	1,878
Computer equipment and software	960	1,014
Construction in progress	189	—

	6,972	6,825
Less: Accumulated depreciation	(3,701)	(2,551)

	$3,271	$4,274

Accrued liabilities:
Accrued warranty	$968	$832
Accrued management bonuses	719	569
Accrued salaries and benefits	423	375
Other accrued liabilities	1,628	1,320

	$3,738	$3,096

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 — Income Taxes

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following:

	December 31,
	2009	2008
Deferred tax assets:
Net operating losses	$12,403	$12,684
Research and development credits	2,639	2,365
Valuation reserves and accrued liabilities	1,007	1,069
Other credits	437	455
Depreciation	128	134
Deferred revenue	90	161
Other	602	481

	17,306	17,349
Deferred tax liabilities:
Patent costs	(658)	(407)
Property and equipment	(226)	(226)
Accounts receivable	(127)	(162)
Other	(11)	(10)

	(1,022)	(805)
Valuation allowance	(8,224)	(8,224)

Net deferred tax asset	$8,060	$8,320

During the third quarter 2007, the Company substantially completed a study of its research and development activities and related expenses for the period from 1999 through 2006. As a result of this study, the Company determined that its research and development expenses qualify for certain Federal and state research and development tax credits (“R&D Credits”) of approximately $1,700 for that period. As a result of these findings, the Company recorded a deferred tax benefit and related deferred tax asset during the year ended December 31, 2007 for the R&D Credits earned prior to December 31, 2006. The Company has qualified for further R&D Credits for its research and development activities occurring during 2009, 2008 and 2007, and accordingly has recorded deferred tax benefits and deferred tax assets as of and for each of the three years ended December 31, 2009.

Reconciliations between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2009 are as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory Federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
State Tax, net of federal benefit	8.8%	3.5%	2.2%
Nondeductible expenses	4.1%	0.6%	0.3%
Nondeductible stock option compensation	55.5%	4.6%	2.0%
R&D Credits	(49.8%)	(9.5%)	(22.9%)
Other	0.8%	2.0%	1.0%

Effective rate	53.4%	35.2%	16.6%

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 — Income Taxes (Continued)

The Company has Federal Net Operating Loss (“NOL”) carryforwards of $44,204 at December 31, 2009, which expire between 2009 and 2023. Approximately $29,311 of the Federal NOLs were incurred prior to the June 8, 1999 Preferred Financing, which qualified as a change in ownership under Section 382 of the Internal Revenue Code (“IRC”). Due to this change in ownership, the NOL accumulated prior to the change in control can only be utilized against current earnings up to a maximum annual limitation of approximately $591. As a result of the annual limitation, approximately $23,400 of these carryforwards are expected to expire before ultimately becoming available to reduce future tax liabilities. A second change in control took place on September 22, 2006 when an accumulation of trades of the Company’s Common Stock by certain of the Company’s large shareholders exceeded a three year cumulative amount of 50% of the Company’s total Common Stock outstanding. The resulting annual change in control limitation of approximately $8,135 is not expected to have a material impact on the utilization of the amounts of the NOLs subject to this limitation which is approximately $14,893. At December 31, 2009, the Company also has state NOL carryforwards of $4,337 which expire between 2012 and 2015.

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2009	2008	2007
Currently payable	$64	$506	$156
Deferred	261	1,432	1,314

	$325	$1,938	$1,470

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. Due to the Company’s history of net operating losses, as of December 31, 2009 we have not concluded any U.S. Federal or state tax matters for any prior year. The U.S. Federal tax return for 2007 is currently under examination by the Internal Revenue Service. No state tax returns are currently under examination.

The reconciliation of the beginning and ending amount of unrecognized tax benefits that would favorably affect the effective income tax rate in the future periods is as follows:

	Year Ended December 31,
	2009	2008
Balance at beginning of year	$478	$373
Additions based on tax position related to current year	30	105
Additions for tax position of prior years	—	—

Balance at end of year	$508	$478

Note 5 — Financing

The Company has a $10,000 credit line (“Revolving Credit Line”) with Comerica Bank to fund future working capital requirements. At December 31, 2009, no revolving loans were outstanding. Loans under the Revolving Credit Agreement are limited to an amount equal to the Borrowing Base, as defined by the credit agreement. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable (as defined by the agreement), plus the lesser of 60% of Eligible Foreign accounts receivable (as defined by the agreement) or

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 — Financing (Continued)

$3,000, plus 50% of Eligible Inventory (as defined by the agreement), plus 100% of the market value of Eligible Securities (as defined by the agreement). The Revolving Credit Line also provides for a letter of credit sub-facility of $5,000. At December 31, 2009 outstanding letters of credit were $165. At December 31, 2009 the Borrowing Base was greater than $10,000 and $9,835 was available under the Revolving Credit Line. Loans bear interest at a Daily Adjusting LIBOR Rate, as defined by the credit agreement, plus an Applicable Margin of 3.00%. The Daily Adjusting LIBOR Rate at December 31, 2009 was 0.23%. The Revolving Credit Line is secured by all of the Company’s assets and expires on November 1, 2010. Under the terms of the credit agreement, the Company must maintain certain financial ratios including a minimum tangible net worth ratio, minimum EBITDA, as defined by the credit agreement. At December 31, 2009 the Company was in compliance with all terms of the credit agreement as amended.

Note 6 — Accounting for Stock Based Compensation

On May 18, 2006, the shareholders of the Company approved the Amerigon Incorporated 2006 Equity Incentive Plan (the “2006 Plan”) which authorized 1,800,000 shares of common stock to be available for issuance under this plan. On May 14, 2009 the Company’s shareholder approved to increase the authorized number of shares under the 2006 Plan to 3,600,000. The 2006 Plan permits the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights, restricted stock and restricted stock units, performance shares and certain other awards to key employees, outside directors and consultants and advisors of the Company. Prior to the creation of the 2006 Option Plan, the Company issued options under the Amended and Restated 1997 Stock Incentive Plan (the “1997 Plan”) and the 1993 Stock Option Plan (the “1993 Plan” and, together with the 2006 Plan and the 1997 Plan, the “Plans”). As of December 31, 2009 the Company had an aggregate of 3,664,916 shares of common stock available to issue under the 2006 Plan and no shares available to issue under either the 1993 Plan or the 1997 Plan.

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

	2009	2008	2007
Expected volatility	41-43%	34-36%	36-44%
Weighted average expected volatility	43%	36%	43%
Expected lives	5 yrs.	5 yrs.	5 yrs.
Risk-free interest rate	1.72-1.83%	3.52-4.49%	3.72-4.69%
Expected dividend yield	none	none	none

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 — Accounting for Stock-Based Compensation (Continued)

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

The following table summarizes stock option activity during the year ended December 31, 2009:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,920,783	$6.73
Granted	909,545	2.95
Exercised	(277,000)	3.14
Forfeited	(44,500)	9.54

Outstanding at December 31, 2009	2,508,828	$5.71	7.38	$6,221

Exercisable at December 31, 2009	1,262,761	$7.05	5.77	$2,206

The weighted-average grant-date fair value of options granted during the year ended December 31, 2009, 2008 and 2007 was $1.17, $3.66 and $5.15, respectively. The total intrinsic value of options exercised during the year ended December 31, 2009, 2008 and 2007 was $251, $2,700 and $5,020, respectively.

As of December 31, 2009, there was $1,600 of total unrecognized compensation cost related to nonvested options and restricted stock outstanding under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of two years. Compensation expense for the year ended December 31, 2009, 2008 and 2007 was $1,270, $1,109 and $742, respectively.

On a cumulative basis, options exercised under all of the Company’s option plans have had intrinsic value on the date of exercise in excess of their estimated fair value of approximately $5,083.

On March 6, 2008, the Company issued 12,400 shares of Common Stock and 24,802 shares of restricted stock to certain employees under the 2006 Equity Incentive Plan in lieu of a portion of their 2007 cash bonus. The restricted shares have and will become unrestricted in two equal installments on March 6, 2009 and on March 6, 2010. Compensation expense of $405 related to the unrestricted Common Stock and the first restricted stock installment was recorded under selling, general and administrative expenses in 2007. Compensation expense of $203 related to the second restricted stock installment is being amortized on a straight-line basis over the two year restricted period beginning March 7, 2008 and ending on March 6, 2010.

On March 14, 2007, the Company issued 16,171 shares of Common Stock and 32,349 shares of restricted stock to certain employees under the 2006 Equity Incentive Plan in lieu of a portion of their 2006 cash bonus. The restricted shares became unrestricted in two equal installments on March 14, 2008 and on March 14, 2009. Compensation expense of $389 related to the unrestricted Common Stock and the first restricted stock

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 — Accounting for Stock-Based Compensation (Continued)

installment was recorded under selling, general and administrative expenses in 2006. Compensation expense of $194 related to the second restricted stock installment was amortized on a straight-line basis over the two year restricted period beginning March 15, 2007 and ending on March 14, 2009.

Note 7 — Earnings per share

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

	Year ended December 31,
	2009	2008	2007
Weighted average number of shares for calculation of basic EPS—Common Stock	21,401,644	21,980,510	21,636,260
Stock options under Plans	369,042	385,258	953,910
Shares of Common stock issuable upon the exercise of warrants	—	—	37,084

Weighted average number of shares for calculation of diluted EPS	21,770,686	22,365,768	22,627,254

During the fourth quarter of 2008, we repurchased 946,877 shares of our Common Stock for an aggregate purchase price of $3,496. All of these shares were repurchased pursuant to the stock repurchase plan announced on October 28, 2008 under which the Board of Directors authorized the repurchase of up to $12 million of the Company’s Common Stock. The stock repurchase plan expired on October 28, 2009.

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Year ended December 31,
	2009	2008	2007
Stock options outstanding for the 1993, 1997 and 2006 Stock Options Plans	1,511,000	1,404,783	13,000

Note 8 — Licenses

In 1992, the Company obtained the worldwide license to manufacture and sell technology for a CCS product to individual automotive OEMs. Under the terms of the license agreement, royalties are payable based on cumulative net sales and do not require minimum payments. The Company has recorded royalty expense under this license agreement of $996, $1,002 and $1,117 in 2009, 2008 and 2007, respectively. These royalties are recorded as cost of goods sold.

Note 9 — Commitments

The Company leases its corporate offices in Farmington Hills, Michigan from Eight Mile/Haggerty Office, LLC. The lease agreement, which was amended during 2009, expires on August 31, 2014 and requires the Company to pay $18 per month. The Company leases its technical facility in Irwindale, California from Norac,

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 — Commitments (Continued)

Inc. The Irwindale lease agreement expires on March 31, 2016, and provides the Company a termination right on March 31, 2011 and again on September 30, 2013. Monthly rent payments under the lease, $40 at December 31, 2009, are subject to fixed annual increases up to a monthly payment amount of $41 through September 30, 2013, the date of the second termination right. The Company records rent expense on a straight-line basis equal to the average rent payment during the term of the lease which is $37 per month. During 2009, the Company entered into a lease in Azusa, California from Lewis Azusa Property, LLC for use in the advanced TED material program being conducted by ZT Plus (see Note 14). The Azusa building lease expires on September 30, 2012 and requires rent payments of $9 per month. The Company also leases certain equipment under operating leases, which expire at various times through 2011. Rent expense under all of the Company’s operating leases was $1,117, $1,213 and $1,076 for 2009, 2008 and 2007, respectively. Future minimum lease payments under all operating leases are $918, $888, $789, $551 and $172 in 2010 through 2014, respectively.

On March 28, 2001, the Company entered into the Ferrotec Agreement with Ferrotec, a related party (see Note 10). The Agreement grants to Ferrotec the exclusive right to manufacture CCS units in certain countries primarily located in the Far East (the “Territory”) for ultimate distribution by the Company to its customers within the Territory. The Territory includes China, Japan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the Ferrotec Agreement began April 1, 2001 and expires on April 1, 2011. The $2,000 fee paid by Ferrotec to the Company in connection with the Ferrotec Agreement has been recorded as a deferred manufacturing agreement liability on the consolidated balance sheets and is being amortized as other income on a straight-line basis over the term of the Ferrotec Agreement at a rate of $200 a year.

Note 10 — Shareholder Rights Plan

The Company’s Board of Directors has the authority to issue up to 4,991,000 shares of Preferred Stock and to determine the price, rights (including conversion rights), preferences and privileges of those shares without any further vote or action by the shareholders. Consistent with this authority, in January, 2009 our Board adopted a Shareholder Rights Plan (the “Rights Plan”) in which one purchase right was distributed as a dividend on each share of common stock held of record as of the close of business on February 10, 2009 (the “Rights”). If exercisable, each Right will entitle its holder to purchase from the Company one one-thousandth of a share of a newly created Series B Preferred Stock of the Company for $20.00 (the “Purchase Price”). The Rights will become exercisable if any person or group becomes the beneficial owner of 15% or more of the Company’s common stock or has commenced a tender or exchange offer which, if consummated, would result in any person or group becoming the beneficial owner of 15% or more of the Company’s common stock. If any person or group becomes the beneficial owner of 15% or more of the Company’s common stock, each right will entitle its holder, other than the acquiring person, to purchase a number of shares of the Company’s or the acquiror’s common stock having a value of twice the Purchase Price. The Rights are deemed attached to the certificates representing outstanding shares of common stock.

Note 11 — Segment Reporting

Segment information is used by management for making operating decisions and assessing the performance of the Company. Essentially, management evaluates the performance of its segments based primarily on operating results before depreciation and selling, general and administrative costs. Such accounting policies used are the same as those described in Note 2.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 — Segment Reporting (Continued)

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

Total assets at December 31, 2009 were $58,063 for CCS and $4,319 for BSST. Total assets at December 31, 2008 were $49,402 for CCS and $3,197 for BSST. The table below presents information about the reported product revenues and operating income of the Company for the years ended December 31, 2009, 2008 and 2007.

	CCS	BSST	Reconciling items	As Reported
2009:
Product revenues	$60,626	$299	$—	$60,925
Depreciation and amortization	758	423	257	1,438
Operating income (loss)	13,544	(3,779)	(8,857)	908
2008:
Product revenues	$63,516	$97	$—	$63,613
Depreciation and amortization	999	371	3	1,373
Operating income (loss)	15,494	(3,750)	(7,190)	4,554
2007:
Product revenues	$63,630	$—	$—	$63,630
Depreciation and amortization	550	101	3	654
Operating income (loss)	18,838	(2,591)	(8,542)	7,705

BSST’s operating loss is net of reimbursement for developmental expense of $2,103, $2,462 and $2,464 for the years ended 2009, 2008 and 2007, respectively. Reconciling items include selling, general and administrative costs of $8,857, $7,190 and $8,542, respectively, for years ended December 31, 2009, 2008 and 2007.

Product revenue (based on shipment destination) by geographic area is as follows:

	2009	%	2008	%	2007	%
United States	$29,135	48%	$24,166	38%	$24,886	39%
Japan	11,167	18%	23,288	36%	19,448	31%
Korea	6,311	10%	3,076	5%	3,979	6%
Mexico	5,824	10%	5,092	8%	4,721	7%
Canada	4,064	7%	2,963	5%	7,176	11%
United Kingdom	3,913	6%	4,557	7%	3,420	5%
China	476	1%	471	1%	—	—
Taiwan	35	—%	—	—%	—	—%

Total Foreign	31,790	52%	39,447	62%	38,744	61%

	$60,925	100%	$63,613	100%	$63,630	100%

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 — Segment Reporting (Continued)

In 2009, three customers, two domestic (Lear and Bridgewater) and one foreign (NHK), represented 34%, 22% and 10%, respectively, of the Company’s product revenues. In 2008, three customers, two domestic (Lear and Bridgewater) and one foreign (NHK), represented 34%, 15%, and 23%, respectively, of the Company’s product revenues. In 2007, three customers, one foreign (NHK) and two domestic (Lear and Bridgewater), represented 30%, 29%, and 26%, respectively, of the Company’s product revenues.

Note 12 — Executive Nonqualified Defined Benefit Plan

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

The Company records a projected benefit obligation representing the present value of future plan benefits when earned by the participant. The following table sets forth the benefit obligation, amounts recognized in the Company’s financial statements and the principal assumptions used:

	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$142	$—
Service cost	202	142
Interest cost	9	—
Actuarial loss	24	—

Net periodic benefit cost	235	142

Benefit obligation at end of year	$377	$142

The benefit obligation in included in the Company’s consolidated balance sheet as a non-current liability and the net periodic benefit cost is included in selling, general and administrative expenses in the Company’s consolidated statement of income. A discount rate assumption of 6.0% and 6.5% was used to determine the benefit obligation and the net periodic service cost for 2009 and 2008, respectively.

Although the Plan is not funded, the Company has established a separate trust having the sole purpose of paying benefits under the Plan. The only asset of the trust is a corporate-owned life insurance policy (“COLI”) on the life of Oscar Marx III, the Chairman of the Company’s Board of Directors. The policy value of the COLI was $519 and $191 as of December 31, 2009 and 2008, respectively, and was included in other non-current assets.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 13 — Fair Value Measurement

The Company bases fair value is on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have adopted a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The Company’s has no financial assets and liabilities that are carried at fair value at December 31, 2009.

The Company has chosen not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s trade accounts receivable and payable are still reported at their face values.

Although the Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 or transacted in the years ended December 31, 2009 and 2008, any future transacted financial asset or liability will be evaluated for the fair value election and fairly valued under the provisions stated above.

Note 14 — Equity Investment

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

Amerigon provides certain services to ZT Plus under a Services Agreement including administrative support, information technology services, accounting services, office and lab space and leased employees. During the period from September 1, 2009, the date of formation through December 31, 2009 the value of these services totaled $1,532. As of December 31, 2009, $1,242 was due from ZT Plus for these services. This amount is included in accounts receivable in the consolidated balance sheet.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 14 — Equity Investment (Continued)

BSST’s investment in ZT Plus has been accounted for using the equity method which requires that BSST record a portion of ZT Plus’ income or loss equal to its ownership percentage to the extent of BSST’s investment balance. BSST’s initial contribution and initial investment balance, which was comprised of certain intellectual property, intellectual property rights and laboratory equipment, along with organizational and formation costs totaled $508,000. 5N Plus’ initial contribution is represented by a commitment to fund ZT Plus’ operating expenditures.

Note 15 — New Accounting Pronouncements

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

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles—Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

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

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The standard also requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 15 — New Accounting Pronouncements (Continued)

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

AMERIGON INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2007	227	372	—	(57)	542
Year Ended December 31, 2008	542	(85)	—	(139)	318
Year Ended December 31, 2009	318	9	—	(35)	292

Allowance for Deferred Income Tax Assets
Year Ended December 31, 2007	8,224	—	—	—	8,224
Year Ended December 31, 2008	8,224	—	—	—	8,224
Year Ended December 31, 2009	8,224	—	—	—	8,224

Reserve for Inventory
Year Ended December 31, 2007	522	47	—	(232)	337
Year Ended December 31, 2008	337	860	—	(392)	805
Year Ended December 31, 2009	805	2	—	(175)	632

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Amerigon Incorporated

We have audited the accompanying consolidated balance sheets of Amerigon Incorporated (a Michigan corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the table of contents appearing under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amerigon Incorporated and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amerigon Incorporated’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Southfield, Michigan

February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Amerigon Incorporated

We have audited Amerigon Incorporated (a Michigan Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amerigon Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K. Our responsibility is to express an opinion on Amerigon Incorporated’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Amerigon Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Amerigon Incorporated and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 19, 2010 expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the adoption of a new accounting standard on January 1, 2009.

/s/ Grant Thornton LLP

Southfield, Michigan

February 19, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGON INCORPORATED

By:	/s/ DANIEL R. COKER
DANIEL R. COKER
Chief Executive Officer

Date: February 19, 2010

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

Signature	Capacity	Date

/s/ DANIEL R. COKER DANIEL R. COKER	Director, President and Chief Executive Officer (Principal Executive Officer)	February 19, 2010

/s/ BARRY G. STEELE BARRY G. STEELE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2010

/s/ OSCAR B. MARX III OSCAR B. MARX III	Director, Chairman of the Board	February 19, 2010

/s/ DR. LON E. BELL DR. LON E. BELL	Director	February 19, 2010

/s/ FRANCOIS J. CASTAING FRANCOIS J. CASTAING	Director	February 19, 2010

/s/ JOHN M. DEVINE JOHN M. DEVINE	Director	February 19, 2010

/s/ MAURICE E.P. GUNDERSON MAURICE E.P. GUNDERSON	Director	February 19, 2010

/s/ JAMES J. PAULSEN JAMES J. PAULSEN	Director	February 19, 2010