Form 10-Q
period 2010-03-31
AMERIGON INC
filed 2010-04-30
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At April 30, 2010, the registrant had 21,608,307 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS

Current Assets:
Cash & cash equivalents	$18,513	$21,677
Short-term investments	10,596	6,704
Accounts receivable, less allowance of $376 and $292, respectively	17,611	15,073
Inventory	3,122	2,541
Deferred income tax assets	2,330	927
Prepaid expenses and other assets	680	780

Total current assets	52,852	47,702
Equity Investment	—	22
Property and equipment, net	4,638	3,271
Patent costs, net of accumulated amortization of $508 and $490, respectively	4,121	3,727
Deferred income tax assets	4,906	7,133
Other non-current assets	543	527

Total assets	$67,060	$62,382

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$12,500	$10,222
Accrued liabilities	3,835	3,738
Deferred manufacturing agreement – current portion	200	200

Total current liabilities	16,535	14,160
Pension Benefit Obligation	439	377
Deferred manufacturing agreement – long-term portion	—	50

Total liabilities	16,974	14,587
Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 21,608,307 and 21,486,309 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	62,491	61,971
Paid-in capital	24,217	23,986
Accumulated other comprehensive income	56	59
Accumulated deficit	(36,132)	(37,782)

Total Amerigon, Inc. shareholders’ equity	50,632	48,234
Non-controlling interest	(546)	(439)

Total shareholders’ equity	50,086	47,795

Total liabilities and shareholders’ equity	$67,060	$62,382

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Product revenues	$24,188	$10,170
Cost of sales	17,545	7,752

Gross margin	6,643	2,418
Operating expenses:
Research and development	2,979	2,419
Research and development reimbursements	(1,175)	(673)

Net research and development expenses	1,804	1,746
Selling, general and administrative	2,460	2,149

Total operating expenses	4,264	3,895

Operating income (loss)	2,379	(1,477)
Interest income (expense)	(3)	22
Loss from equity investment	(22)	—
Other income	65	52

Earnings (loss) before income tax	2,419	(1,403)
Income tax expense (benefit)	876	(467)

Net income (loss)	1,543	(936)
Plus: Loss attributable to non-controlling interest	107	—

Net income (loss) attributable to Amerigon, Inc.	$1,650	$(936)

Basic earnings (loss) per share	$0.08	$(0.04)

Diluted earnings (loss) per share	$0.07	$(0.04)

Weighted average number of shares – basic	21,532	21,232

Weighted average number of shares – diluted	22,345	21,232

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net income (loss)	$1,543	$(936)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	322	370
Deferred tax provision (benefit)	823	(472)
Stock option compensation	313	274
Defined benefit plan expense	63	47
Loss from equity investment	22	—
Changes in operating assets and liabilities:
Accounts receivable	(3,034)	(385)
Inventory	(582)	(757)
Prepaid expenses and other assets	546	323
Accounts payable	2,279	485
Accrued liabilities	49	(467)

Net cash provided by (used in) operating activities	2,344	(1,518)

Investing Activities:
Purchases of short-term investments	(5,240)	—
Maturities of short-term investments	1,348	—
Purchase of ZT Plus assets, net of cash acquired	(1,500)	—
Purchase of property and equipment	(372)	(198)
Patent costs	(162)	(191)

Net cash used in investing activities	(5,926)	(389)

Financing Activities:
Revolving Credit Line borrowings	—	1,300
Proceeds from the exercise of Common Stock options	421	529

Net cash provided by financing activities	421	1,829

Foreign currency effect	(3)	(40)

Net decrease in cash and cash equivalents	(3,164)	(118)
Cash and cash equivalents at beginning of period	21,677	25,303

Cash and cash equivalents at end of period	$18,513	$25,185

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$298

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock under the 2006 Equity Incentive Plan	$81	$273

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Loss on
					Pension	Currency	Total	Non-
	Common Stock		Paid-in	Accumulated	Benefit	Translation	Amerigon	Controlling
	Shares	Amount	Capital	Deficit	Obligation	Adjustment	Equity	Interest	Total
Balance at December 31, 2009	21,486	$61,971	$23,986	$(37,782)	$(24)	$83	$48,234	$(439)	$47,795
Exercise of Common Stock options for cash	122	503	(82)	—	—	—	421	—	421
Common Stock issued to employees and consultants	—	17	—	—	—	—	17	—	17
Stock option compensation	—	—	313	—	—	—	313	—	313
Loss attributable to non-controlling interest								(107)	(107)
Comprehensive income:
Currency translation	—	—	—	—	—	(3)
Net income	—	—	—	1,650	—	—
Total comprehensive income							1,647	—	1,647

Balance at March 31, 2010	21,608	$62,491	$24,217	$(36,132)	$(24)	$80	$50,632	$(546)	$50,086

See accompanying notes to the condensed consolidated financial statements.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of March 31, 2010, we have shipped nearly 5.7 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 49 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, Honda Motor Company, Hyundai Corporation and Kia Motors. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008.

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

On September 1, 2009, our subsidiary, BSST LLC (“BSST”) entered into a partnership agreement with 5N Plus Inc., a Canadian corporation specializing in production of high-purity metals (“5N Plus”), to form ZT Plus. ZT Plus’ objective is the development and testing of new materials that show increased thermoelectric efficiency. BSST purchased 5N Plus’ 50% ownership of ZT Plus in March 2010 and is now the 100% owner (see Note 5).

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K.

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires disclosure in this filing.

Recent Accounting Literature

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company adopted SFAS No. 167 on January 1, 2010 which did not have a material impact on the Company’s consolidated financial statements.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended March 31,
	2010	2009
Weighted average number of shares for calculation of basic EPS – Common Stock	21,532,451	21,232,362
Impact of stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	812,133	—

Weighted average number of shares for calculation of diluted EPS	22,344,584	21,232,362

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,
	2010	2009
Stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	462,485	2,610,783

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 4 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three month period ended March 31, 2010 and 2009. Asset information by reportable segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended March 31,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2010
Product revenues	$24,107	$81	$—		$24,188
Operating income (loss)	5,860	(1,021)	(2,460	) (2)	2,379
2009
Product revenues	$10,026	$144	$—		$10,170
Operating income (loss)	1,872	(1,155)	(2,149	) (2)	(1,477)

(1)	BSST’s operating loss for the three months ended March 31, 2010 and 2009 is net of $1,175,000 and $673,000, respectively, of reimbursed research and development costs.
(2)	Represents corporate selling, general and administrative costs.

Product revenues information by geographic area:

	Three Months Ended March 31,
	2010		2009
	(in Thousands)
North America	$14,179	59%	$7,477	74%
Asia	7,815	32%	2,163	21%
Europe	2,194	9%	530	5%

Total product revenues	$24,188	100%	$10,170	100%

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 5 – ZT Plus

On September 1, 2009 the Company’s subsidiary, BSST, and 5N Plus, a developer and producer of high-purity metals and compounds for electronic applications, formed a joint venture called ZT Plus. ZT Plus was formed as a general partnership with each of BSST and 5N Plus holding a 50% ownership interest. BSST and its university partners have performed extensive research into the development of the next generation of thermoelectric (“TE”) materials. They have successfully developed materials that, in small quantities and under certain specific conditions, significantly outperform the best presently available TE materials. The mission of ZT Plus is to allow for the completion of the development of these advanced materials and the creation of innovative manufacturing capabilities to produce the materials in volume, and in a cost-efficient manner. These materials are intended to enable the use of TE technology in a wide variety of heating and cooling and power generation applications for the industrial, consumer, medical, electronics and automotive markets.

BSST’s initial contribution in ZT Plus, which gave it a 50% ownership percentage, was comprised of certain intellectual property, intellectual property rights and laboratory equipment, along with organizational and formation costs and totaled $508,000. Our partner, 5N Plus, received an equal ownership percentage by providing a commitment to fund the venture’s operating and capital expenditures up to a certain amount. We accounted for this initial investment under the equity method. BSST’s 50% share of ZT Plus’ operating losses since the venture’s inception reduced this balance to zero prior to March 1, 2010. We recorded this as loss on equity investment during the fourth quarter of 2009 and the first quarter of 2010.

During March 2010, BSST agreed to purchase all of 5N Plus’ 50% equity for $1,600,000 effective March 1, 2010. We recorded the purchase as follows:

Cash	$100,000
Receivable from 5N Plus	509,000
Research equipment	1,308,000
Deposits	10,000
Licenses and patents	283,000
Payable to BSST	(516,000)
Accrued liabilities	(94,000)

Total purchase price	$1,600,000

We plan on continuing the research activities of the venture and have therefore begun to fund its ongoing operating expenses beginning on March 1, 2010.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 6 – Derivative Financial Instruments

The Company began a foreign currency risk management strategy in January 2010 that includes the use of derivative financial instruments designed to protect our economic value from the possible adverse effects of currency fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis. We record the ineffective portion of hedging instruments, if any, to other income (expense) in the consolidated condensed statements of operations. At March 31, 2010 we had three outstanding forward contracts with a total notional principal of approximately $859,000, which are summarized as follows:

Currency	Maturity Date	Notional Principal (local currency)	Contract Exchange Rate		Notional Principal (US Dollar)
Japanese Yen ¥	April 30, 2010	¥30,700,000	91.70	¥/$	$335,000
Japanese Yen ¥	May 28, 2010	¥36,350,000	91.69	¥/$	$396,000
Japanese Yen ¥	June 30, 2010	¥11,700,000	91.67	¥/$	$128,000

		¥78,750,000			$859,000

We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments. Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results. We record effective spot-to-spot changes in these cash flow hedges in accumulated other comprehensive income until the hedged transaction takes place. We did not incur any hedge ineffectiveness during the three month periods ended March 31, 2010 and 2009. We recorded a $17,000 gain from derivatives designated as hedging instruments in cost of sales during the three month period ended March 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of March 2010, we have shipped nearly 5.7 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 49 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, Honda Motor Company, Hyundai Corporation and Kia Motors. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008.

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

On September 1, 2009, our subsidiary, BSST LLC (“BSST”), entered into a partnership agreement with 5N Plus Inc., a Canadian corporation specializing in production of high-purity metals (“5N Plus”), to form ZT Plus. ZT Plus’ objective is the development and testing of new materials that show increased thermoelectric efficiency. BSST purchased 5N Plus’ 50% ownership of ZT Plus in March 2010 and is now the 100% owner.

Results of Operations

First Quarter 2010 Compared with First Quarter 2009

Product Revenues. Product revenues for the three months ended March 31, 2010 (“First Quarter 2010”), were $24,188,000 compared with product revenues of $10,170,000 for the three months ended March 31, 2009 (“First Quarter 2009”), an increase of $14,018,000, or 138%. Higher sales were primarily the result of a much improved automotive marketplace causing higher vehicle production levels on existing programs. New model introductions and the addition of a rear seat option on certain existing programs also contributed to the higher product revenue levels. Unit shipments were 349,000 for the First Quarter 2010 compared with unit shipments of 143,000 in the First Quarter 2009, an increase of 206,000 units or 144%. The higher product revenues and unit volumes on existing programs were due to a partial recovery from historically low vehicle production levels experienced during the First Quarter of 2009; during which, there was a significant decline in the overall automotive market. Automotive production and sales volumes, impacted by slowing worldwide economic activity and decreasing availability of consumer credit during 2009, were significantly higher during the First Quarter 2010 as compared to the First Quarter 2009. In North America, one of our most important markets, the Seasonally Adjusted Annual Rate (“SAAR”) for vehicle sales, was 11.0 million, up 15%, from 9.5 million during the First Quarter 2009. Vehicle production levels, which had been reduced even further than the SAAR rate during the First Quarter 2009 in order to reduce OEM inventory levels, were more in line with the current selling pace during the First Quarter 2010. Production of light vehicles in North America increased by 70% to 2.9 million during the First Quarter 2010 from 1.7 million during the First Quarter 2009. New vehicles equipped with CCS and launched since the end of the First Quarter 2009 included the Lincoln MKT, Ford Taurus, Ford F250, Jaguar XK, Nissan 370Z Roadster, Nissan Patrol, Infiniti QX, Infiniti G Convertible KIA Mohave and KIA Borrego. Two of our existing programs, the Jaguar XJ and Land Rover Range Rover, began offering CCS in the rear seating position for the first time during the Third Quarter 2009.

Cost of Sales. Cost of sales increased to $17,545,000 in the First Quarter 2010 from $7,752,000 in the First Quarter 2009. This increase of $9,793,000, or 126%, is attributable to higher sales volumes offset partially by a higher gross profit percentage. The gross profit percentage during the First Quarter 2010 was 27% and was 24% during the First Quarter 2009. This increase is primarily attributable to lower raw material costs, a favorable change in the mix of products sold which favored programs having a higher gross margin percentage, and by a greater coverage of fixed cost at the higher volume levels. TED’s, which represent the key component of the CCS system, contain the metal Tellurium (“Te”). During the First Quarter 2010 we had a lower cost for Te. During the early months of 2008, the market for Te experienced a significant increase. The average price of a kilogram of Te in 2007 was approximately $100 and increased to a peak of $286 in April 2008. Since that time, the average market price has decreased to a current average of $203 per kilogram during March 2010. We do not purchase Te directly, but have agreed to price increases from our TED suppliers as a result of the increase in their Te costs during the First Quarter 2009 and received price decreases during the First Quarter 2010. We have also implemented changes to the manufacturing process for our TED’s which enable us to use less Te per component. These changes currently impact a small portion of our TED purchases; however, over time we expect to be able to extend the program to the balance of our TED purchases.

Net Research and Development Expenses. Net research and development expenses increased to $1,804,000 in the First Quarter 2010 from $1,746,000 in the First Quarter 2009. This $58,000, or 3%, increase was due to higher costs to support a greater number of research and development initiatives and the advanced TE materials program by BSST’s now wholly-owned ZT Plus subsidiary. When we formed ZT Plus, certain ongoing expenses associated with our advanced TE materials program were transferred to the new partnership and were therefore partially funded by our partner, 5N Plus. These activities, and the associated cost, have been expanded since that formation date. Effective March 1, 2010, BSST purchased 5N Plus’ 50% ownership and since that date is providing 100% of the necessary funding. We are also in the process of developing new products, such as the heated and cooled bed, heated and cooled cup holder and cold storage box and developing improvements in our current CCS system. The costs associated with these projects were greater during the First Quarter 2010 primarily due to many of the projects reaching the commercial launch phase of development. Finally, our research and development reimbursements fluctuate from period to period due to the timing of different phases of the various underlying projects. During the First Quarter 2010, the research and development reimbursements were higher compared with the First Quarter 2009.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,460,000 in the First Quarter 2010 from $2,149,000 in the First Quarter 2009. This $311,000, or 14%, increase is primarily due to an increase in the number of sales and marketing employees and higher stock option expense. We have increased our marketing resources in order to support increased activities in South Korea and Europe. Our stock option expense increased due to grants of options to employees in March 2009 and January 2010.

Income Tax Expense. We recorded an income tax expense of $876,000 during the First Quarter 2010. This reflected an estimated effective tax rate of approximately 36% on pre-tax income of $2,419,000. During the First Quarter 2009, we recorded an income tax benefit totaling $467,000 reflecting a 33% effective tax rate on a pretax loss of $1,403,000. Our effective tax rate is estimated based upon a forecast for our full year results. During periods of a loss, our tax rate is lower due to certain expenses that are not fully deductible for tax purposes.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$18,513,000	$21,677,000
Short-term investments	10,596,000	6,704,000

	$29,109,000	$28,381,000

Our short-term investments consist entirely of Certificates of Deposit (“CD’s”). The CD’s are held by 46 different financial institutions with no individual deposit exceeding $250,000 at any individual institution. Our entire CD portfolio is therefore protected by insurance provided by the Federal Deposit Insurance Corporation (“FDIC”). During the First Quarter 2010 we increased our short-term investment holdings in order to improve our interest yield. This increase came primarily from our cash and cash equivalents and from favorable operating cash flows received during the period.

We believe that our cash and cash equivalents along with our short-term investments and our $10,000,000 revolving line of credit will be adequate to fund our working capital and operating business needs for the foreseeable future.

We have a $10,000,000 credit line (“Revolving Credit Line”) with Comerica Bank to fund future working capital requirements. At March 31, 2010, no revolving loans were outstanding. Loans under the Revolving Credit Agreement are limited to an amount equal to the Borrowing Base, as defined by the credit agreement. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable (as defined by the agreement), plus the lesser of 60% of Eligible Foreign accounts receivable (as defined by the agreement) or $3,000,000, plus 50% of Eligible Inventory (as defined by the agreement), plus 100% of the market value of Eligible Securities (as defined by the agreement). The Revolving Credit Line also provides for a letter of credit sub-facility of $5,000,000. At March 31, 2010, outstanding letters of credit were $165,000. At March 31, 2010, the Borrowing Base was greater than $10,000,000 and $9,835,000 was available under the Revolving Credit Line. Loans bear interest at a Daily Adjusting LIBOR Rate, as defined by the credit agreement, plus an Applicable Margin of 3.00%. The Daily Adjusting LIBOR Rate at March 31, 2010 was 0.23%. The Revolving Credit Line is secured by all of the Company’s assets and expires on November 1, 2010. Under the terms of the credit agreement, the Company must maintain certain financial ratios including a minimum tangible net worth ratio, minimum EBITDA, as defined by the credit agreement. At March 31, 2010 the Company was in compliance with all terms of the credit agreement as amended.

Cash provided by operating activities during the First Quarter 2010 was $2,344,000 due primarily to our net income for the First Quarter 2010 of $1,543,000 and positive non-cash adjustments for depreciation and amortization totaling $322,000, deferred tax provision totaling $823,000 and stock option compensation totaling $313,000. These amounts were offset partially by a $742,000 use of cash associated with a net increase in operating assets and liabilities.

As of March 31, 2010, working capital was $36,317,000 compared with $33,542,000 at December 31, 2009, an increase of $2,775,000, or 8.3%. The increase was primarily due to increases in accounts receivable of $2,538,000, inventory of $582,000, deferred income tax of $1,403,000 and short-term investments of $3,892,000. These changes were partially offset by an increase in accounts payable of $2,278,000 and a decrease in cash and cash equivalents of $3,164,000. Accounts receivable increased due to an increase in product revenues during the First Quarter 2010 as compared to the Fourth Quarter 2009. Accounts payable and inventory increased due to the increased purchases required to support our higher product revenues.

Cash used in investing activities was $5,926,000 during the First Quarter 2010, reflecting the purchase of 50% of ZT Plus, net of cash acquired, totaling $1,500,000, purchases of property and equipment totaling $372,000, the cost to acquire new patents and patent application filings of $162,000 and purchases of short-term investments of $5,240,000. These amounts were partially offset by maturities of short-term investments of $1,348,000. Purchases of property and equipment for the period are primarily related to new equipment purchases needed to maintain current production programs and other operational facilities.

Cash provided by financing activities was $421,000 during the First Quarter 2010, reflecting the proceeds of Common Stock option exercises.

New Accounting Pronouncements

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest in a gain or loss when a subsidiary is deconsolidated. SFAS 160 requires that a noncontrolling interest, previously referred to as a minority interest, be reported as part of equity in the Consolidated Financial Statements and that losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. A 15 percent noncontrolling interest in Amerigon’s subsidiary BSST is held by BSST President and CEO Dr. Lon Bell. The change, which was effective on January 1, 2009, was not included in the first and second quarters of 2009, and as a result, the amount of the benefit related to the first quarter of 2009 would have been $116,000.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2009 annual report on Form 10-K includes a description of certain critical accounting policies, including those with respect to warranty reserves, allowances for doubtful accounts, deferred tax asset valuation allowance and inventory reserves.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, our debt obligations under our revolving line of credit and foreign currency contracts.

We currently place our investments in Certificates of Deposits with multiple banks. We have in the past, and may in the future, also place our investments in debt instruments of the U.S. government and in high-quality corporate issuers. As stated in our policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign country currencies and therefore are not presently subject to foreign exchange risk.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. The carrying value approximates fair value at March 31, 2010.

Marketable Securities	Carrying Value	Average Rate of Return at March 31, 2010 (Annualized)
Cash equivalents	$15,896,000	0.01%

Certificates of deposit	$10,596,000	0.61%

Borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (3.25% at March 31, 2010). As of March 31, 2010, there are no borrowings outstanding under our line of credit.

Our purchases of certain of our components are denominated in Japanese Yen. In order to protect ourselves from changes in the exchange rate between the U.S. Dollar and Japanese Yen we enter into foreign currency forward contracts to purchase the Japanese Yen. As of March 31, 2010 we had the following outstanding forward currency contracts:

Currency	Maturity Date	Notional Principal (local currency)	Contract Exchange Rate		Notional Principal (US Dollar)
Japanese Yen ¥	April 30, 2010	¥30,700,000	91.70	¥/$	$335,000
Japanese Yen ¥	May 28, 2010	¥36,350,000	91.69	¥/$	$396,000
Japanese Yen ¥	June 30, 2010	¥11,700,000	91.67	¥/$	$128,000

		¥78,750,000			$859,000

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended March 31, 2010. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at March 31, 2010.

There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2009, except that our subsidiary, BSST, has since acquired a 100% interest in the joint venture that it had formed with 5N Plus and, as a result, the risk factor related to joint ownership of ZT Plus is no longer applicable; ZT Plus. Below are the risk factors applicable to the Company:

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

We may suffer significant losses should more of our customers or any of the major automotive manufacturers declare bankruptcy either for the first time or again

If any of our customers or any of the major automotive manufacturers files for bankruptcy protection, we face the risks of being unable to collect a significant portion of our outstanding accounts receivable and of suffering a significant loss of future revenues. In such an event, a considerable amount of the accounts receivable owed to us from our customers might not be paid. In addition, if a automotive manufacturers that incorporates our products in its vehicles were to declare bankruptcy and cease operations, our future operating profits would be significantly impacted by the significant loss of revenue. We cannot be certain that all of the automotive manufactures or our tier one customers will avoid filing for bankruptcy during the current significant downturn in the automotive industry or during other periods in the future. Some of our tier one suppliers and some of the major automotive manufacturers have declared bankruptcy in the past year and have emerged from bankruptcy, but there is no certainty that those entities will not declare bankruptcy again.

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

We have incurred substantial operating losses since our inception

Although we have reported operating income during the past six years, prior to that we incurred substantial operating losses since our inception. Furthermore, our operating income for 2009 was substantially lower than in previous years. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. We reported operating losses during the first and second quarters of 2009 due to the significant decline in our product revenue during those periods. As of March 31, 2010, we had accumulated deficits since inception of $36,132,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology and radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At March 31, 2010, we had cash and cash equivalents of $18,513,000 and short term investments of $10,596,000. Based on our current operating plan, we believe cash and short term investments at March 31, 2010, along with the proceeds from future revenues and borrowings from our $10,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

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

The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our financial results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of our Federal Net Operating Loss carryforwards (“NOLs”) which are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations. See Note 4 of our consolidated financial statements filed with our Annual Report on Form 10-K for a more complete description of our NOLs.

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

We do not anticipate paying dividends on our Common Stock

We have never paid any cash dividends on our Common Stock and do not anticipate paying dividends in the near future.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1.1	Articles of Incorporation (1)

3.1.2	Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.1.3	Certified Resolution of the Board of Directors of the Company Establishing and Designating the Relative Rights and Preferences of Series B Stock filed as an Amendment to the Articles of Incorporation (18)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company (13)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (18)

10.1*	1993 Stock Option Plan(3)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(4)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (11)

10.3.2*	Amendment to 2006 Equity Incentive Plan (12)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (13)

10.3.4*	Third Amendment to 2006 Equity Incentive Plan (19)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(3)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(5)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(6)

10.6.1*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.6.2*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(10)

10.7	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.8.1	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(7)

10.8.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC (10)

10.8.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC (10)

10.8.4	Third Amendment dated May 17, 2007 to Amended and Restated Operating Agreement of BSST LLC (14)

10.9	Cross License Agreement between the Company and BSST LLC dated November 19, 2002 (9)

10.10	Reversionary Rights Agreement between BSST LLC and Dr. Lon E. Bell dated May 17, 2007 (14)

10.11.1	Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank dated as of October 28, 2005 (15)

10.11.2	First Amendment, dated as of February 6, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (16)

10.11.3	Second Amendment, dated as of April 30, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (16)

10.11.4	Third Amendment, dated as of October 7, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (21)

10.11.5	Fourth Amendment, dated as of August 6, 2009, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (20)

10.11.6	Fifth Amendment, dated as of September 3, 2009, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (21)

10.11.7	Sixth Amendment, dated as of February 9, 2010, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (22)

10.12	Guaranty of BSST LLC in favor of Comerica Bank dated as of April 30, 2008 (16)

10.13	Security Agreement (All Assets) by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.14	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.15	Security Agreement (All Assets) by BSST LLC in favor of Comerica Bank dated as of November 14, 2002 (15)

10.16	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of November 14, 2002 (15)

10.17 *	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008 (17)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed May 2, 2008 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2009 Annual Meeting of Stockholders and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 10, 2009 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed November 9, 2009 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed February 19, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: April 30, 2010

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 30, 2010