Form 10-Q
period 2010-06-30
AMERIGON INC
filed 2010-08-06
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

    Yes  ☐    No   ☒

At August 5, 2010, the registrant had 21,667,307 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$20,449	$21,677
Short-term investments	9,589	6,704
Accounts receivable, less allowance of $735 and $292, respectively	20,915	15,073
Inventory	2,907	2,541
Deferred income tax assets	2,762	927
Prepaid expenses and other assets	1,181	780

Total current assets	57,803	47,702
Equity Investment	—	22
Property and equipment, net	4,419	3,271
Patent costs, net of accumulated amortization of $640 and $490, respectively	4,319	3,727
Deferred income tax assets	3,273	7,133
Other non-current assets	541	527

Total assets	$70,355	$62,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,872	$10,222
Accrued liabilities	4,224	3,738
Deferred manufacturing agreement – current portion	150	200

Total current liabilities	17,246	14,160
Pension Benefit Obligation	502	377
Deferred manufacturing agreement – long-term portion	—	50

Total liabilities	17,748	14,587
Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 21,635,807 and 21,486,309 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	62,537	61,971
Paid-in capital	24,545	23,986
Accumulated other comprehensive income	86	59
Accumulated deficit	(33,825)	(37,782)

Total Amerigon, Inc. shareholders’ equity	53,343	48,234
Non-controlling interest	(736)	(439)

Total shareholders’ equity	52,607	47,795

Total liabilities and shareholders’ equity	$70,355	$62,382

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Product revenues	$28,812	$10,715	$53,000	$20,885
Cost of sales	20,108	8,184	37,653	15,936

Gross margin	8,704	2,531	15,347	4,949
Operating expenses:
Research and development	3,390	1,919	6,369	4,338
Research and development reimbursements	(528)	(345)	(1,703)	(1,018)

Net research and development expenses	2,862	1,574	4,666	3,320
Selling, general and administrative	2,491	2,166	4,951	4,315

Total operating expenses	5,353	3,740	9,617	7,635

Operating income (loss)	3,351	(1,209)	5,730	(2,686)
Interest income	3	4	—	26
Loss from equity investment	—	—	(22)	—
Other income	7	45	72	97

Earnings (loss) before income tax	3,361	(1,160)	5,780	(2,563)
Income tax expense (benefit)	1,244	(291)	2,120	(758)

Net income (loss)	2,117	(869)	3,660	(1,805)
Plus: Loss attributable to non-controlling interest	190	—	297	—

Net income (loss) attributable to Amerigon, Inc.	$2,307	$(869)	$3,957	$(1,805)

Basic earnings (loss) per share	$0.11	$(0.04)	$0.18	$(0.08)

Diluted earnings (loss) per share	$0.10	$(0.04)	$0.18	$(0.08)

Weighted average number of shares – basic	21,621	21,420	21,577	21,327

Weighted average number of shares – diluted	22,381	21,420	22,363	21,327

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net income (loss)	$3,660	$(1,805)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	675	704
Deferred tax provision (benefit)	2,024	(777)
Stock option compensation	641	607
Defined benefit plan expense	124	95
Loss from equity investment	22	—
Changes in operating assets and liabilities:
Accounts receivable	(6,338)	1,485
Inventory	(366)	(836)
Prepaid expenses and other assets	52	(94)
Accounts payable	2,650	1,508
Accrued liabilities	432	37

Net cash provided by operating activities	3,576	924

Investing Activities:
Purchases of short-term investments	(7,127)	—
Maturities of short-term investments	4,242	—
Purchase of ZT Plus assets, net of cash acquired	(1,500)	—
Purchase of property and equipment	(498)	(369)
Patent costs	(415)	(459)

Net cash used in investing activities	(5,298)	(828)

Financing Activities:
Proceeds from the exercise of Common Stock options	467	796

Net cash provided by financing activities	467	796

Foreign currency effect	27	(28)

Net (decrease) increase in cash and cash equivalents	(1,228)	864
Cash and cash equivalents at beginning of period	21,677	25,303

Cash and cash equivalents at end of period	$20,449	$26,167

Supplemental disclosure of cash flow information:
Cash paid for taxes	$305	$298

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock under the 2006 Equity Incentive Plan	$17	$299

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Loss on Pension Benefit Obligation	Currency Translation Adjustment	Total Amerigon Equity	Non- Controlling Interest	Total
	Shares	Amount
Balance at December 31, 2009	21,486	$61,971	$23,986	$(37,782)	$(24)	$83	$48,234	$(439)	$47,795
Exercise of Common Stock options for cash	150	549	(82)	—	—	—	467	—	467
Common Stock issued to employees and consultants	—	17	—	—	—	—	17	—	17
Stock option compensation	—	—	641	—	—	—	641	—	641
Loss attributable to non-controlling interest								(297)	(297)
Comprehensive income:
Currency translation	—	—	—	—	—	27
Net income	—	—	—	3,957	—	—
Total comprehensive income							3,984	—	3,984

Balance at June 30, 2010	21,636	$62,537	$24,545	$(33,825)	$(24)	$110	$53,343	$(736)	$52,607

See accompanying notes to the condensed consolidated financial statements.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of June 30, 2010, we have shipped nearly 6.1 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 49 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, Honda Motor Company, Hyundai Corporation and Kia Motors. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008.

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

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest in a gain or loss when a subsidiary is deconsolidated. SFAS 160 requires that a noncontrolling interest, previously referred to as a minority interest, be reported as part of equity in the Consolidated Financial Statements and that losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. A 15 percent noncontrolling interest in Amerigon’s subsidiary BSST is held by BSST President and CEO Dr. Lon Bell. The change, which was effective on January 1, 2009, was not included in the first and second quarters of 2009, and as a result, the amount of the benefit related to the first and second quarters of 2009 would have been $116,000 and $125,000, respectively.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of shares for calculation of basic EPS – Common Stock	21,621,137	21,419,861	21,577,039	21,326,630
Impact of stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	759,848	—	786,138	—

Weighted average number of shares for calculation of diluted EPS	22,380,985	21,419,861	22,363,177	21,326,630

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 3 – Earnings per Share – Continued

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	474,485	2,504,283	456,485	2,504,283

Note 4 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three and six month periods ended June 30, 2010 and 2009. Asset information by reportable segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended June 30,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2010
Product revenues	$28,686	$126	$—		$28,812
Operating income (loss)	7,924	(2,082)	(2,491	)(2)	3,351
2009
Product revenues	$10,690	$25	$—		$10,715
Operating income (loss)	2,071	(1,114)	(2,166	)(2)	(1,209)

(1)	BSST’s operating loss for the three months ended June 30, 2010 and 2009 is net of $528,000 and $345,000, respectively, of reimbursed research and development costs.
(2)	Represents corporate selling, general and administrative costs.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 4 – Segment Reporting – Continued

Six Months Ended June 30,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2010
Product revenues	$52,793	$207	$—		$53,000
Operating income (loss)	13,784	(3,103)	(4,951	)(2)	5,730

2009
Product revenues	$20,716	$169	$—		$20,885
Operating income (loss)	3,898	(2,269)	(4,315	)(2)	(2,686)

(1)	BSST’s operating loss for the six months ended June 30, 2010 and 2009 is net of $1,703,000 and $1,018,000, respectively, of reimbursed research and development costs.
(2)	Represents corporate selling, general and administrative costs.

Product revenues information by geographic area:

	Three Months Ended June 30,
	2010		2009
	(in Thousands)
North America	$15,746	55%	$6,373	59%
Asia	10,827	37%	3,490	33%
Europe	2,239	8%	852	8%

Total product revenues	$28,812	100%	$10,715	100%

	Six Months Ended June 30,
	2010		2009
	(in Thousands)
North America	$29,925	57%	$13,850	66%
Asia	18,642	35%	5,653	27%
Europe	4,433	8%	1,382	7%

Total product revenues	$53,000	100%	$20,885	100%

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

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 6 – Derivative Financial Instruments

The Company began a foreign currency risk management strategy in January 2010 that includes the use of derivative financial instruments designed to protect our economic value from the possible adverse effects of currency fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis. We record the ineffective portion of hedging instruments, if any, to other income (expense) in the consolidated condensed statements of operations. At June 30, 2010, we had no outstanding derivative financial instruments. We did not incur any hedge ineffectiveness during the three and six month periods ended June 30, 2010 and 2009. We recorded gains from derivatives designated as hedging instruments in cost of sales during the three and six month periods ended June 30, 2010 of $5,000 and $23,000, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of June 2010, we have shipped nearly 6.1 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 49 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, Honda Motor Company, Hyundai Corporation and Kia Motors. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008.

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

Results of Operations

Second Quarter 2010 Compared with Second Quarter 2009

Product Revenues. Product revenues for the three months ended June 30, 2010 (“Second Quarter 2010”) were $28,812,000 compared with product revenues of $10,715,000 for the three months ended June 30, 2009 (“Second Quarter 2009”), an increase of $18,097,000, or 169%. Higher sales were primarily the result of a much improved automotive marketplace causing higher vehicle production levels on existing programs. New model introductions and the addition of a rear seat option on certain existing programs also contributed to the higher product revenue levels. Unit shipments were 407,000 for the Second Quarter 2010 compared with unit shipments of 154,000 in the Second Quarter 2009, an increase of 253,000 units or 164%. The higher product revenues and unit volumes on existing programs were due to a partial recovery from historically low vehicle production levels experienced during the Second Quarter of 2009; during which, there was a significant decline in the overall automotive market. Automotive production and sales volumes, impacted by slowing worldwide economic activity and decreasing availability of consumer credit during 2009, were significantly higher during the Second Quarter 2010 as compared to the Second Quarter 2009. In North America, one of our most important markets, the Seasonally Adjusted Annual Rate (“SAAR”) for vehicle sales, was 11.3 million, up 18%, from 9.6 million during the Second Quarter 2009. Vehicle production levels, which had been reduced even further than the SAAR rate during the Second Quarter 2009 in order to reduce OEM inventory levels, were more in line with the current selling pace during the Second Quarter 2010. Production of light vehicles in North America increased by 73% to 3.1 million during the Second Quarter 2010 from 1.8 million during the Second Quarter 2009. New vehicles equipped with CCS and launched since the end of the Second Quarter 2009 included the Ford Taurus, Ford F250, Nissan 370Z Roadster, Nissan Patrol, Infiniti QX56, Infiniti G Convertible, KIA Mohave, KIA Borrego, KIA Sportage, Hyundai Tucson and two other programs that we have not yet announced. Two of our existing programs, the Jaguar XJ and Land Rover Range Rover, began offering CCS in the rear seating position for the first time during the Third Quarter 2009.

Cost of Sales. Cost of sales increased to $20,108,000 in the Second Quarter 2010 from $8,184,000 in the Second Quarter 2009. This increase of $11,924,000, or 146%, is attributable to higher sales volumes offset partially by a higher gross profit percentage. The gross profit percentage during the Second Quarter 2010 was 30% and was 24% during the Second Quarter 2009. This increase is primarily attributable to a favorable change in the mix of products sold, lower raw material costs, and by a greater coverage of fixed cost at the higher volume levels. TED’s, which represent the key component of the CCS system, contain the metal Tellurium (“Te”). During the Second Quarter 2010 we had a lower cost for Te. We have implemented changes to the manufacturing process for our TED’s which enable us to use less Te per component. These changes currently impact a small portion of our TED purchases; over time we expect to be able to extend the program to the balance of our TED purchases.

Net Research and Development Expenses. Net research and development expenses increased to $2,862,000 in the Second Quarter 2010 from $1,574,000 in the Second Quarter 2009. This $1,288,000, or 82%, increase was primarily due to the advanced TE materials program by BSST’s now wholly-owned ZT Plus subsidiary. When we formed ZT Plus, certain ongoing expenses associated with our advanced TE materials program were transferred to the new partnership and were partially funded by our partner, 5N Plus. These activities, and the associated cost, have been expanded since that formation date. Effective March 1, 2010, BSST purchased 5N Plus’ 50% ownership and since that date is providing 100% of the necessary funding. We are also in the process of developing new products, such as the heated and cooled bed, heated and cooled cup holder and cold storage box and developing improvements in our current CCS system. The costs associated with these projects were greater during the Second Quarter 2010 primarily due to many of the projects reaching the commercial launch phase of development. Partially offsetting these increases were higher research and development reimbursements which fluctuate from period to period due to the timing of different phases of the various underlying projects. During the Second Quarter 2010, the research and development reimbursements were higher compared with the Second Quarter 2009.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,491,000 in the Second Quarter 2010 from $2,166,000 in the Second Quarter 2009. This $325,000, or 15%, increase is primarily due to an increase in the number of sales and marketing employees. We have increased our marketing resources in order to support increased activities in South Korea, Europe and China.

Income Tax Expense. We recorded an income tax expense of $1,244,000 during the Second Quarter 2010. This reflected an estimated effective tax rate of approximately 37% on pre-tax income of $3,361,000. During the Second Quarter 2009, we recorded an income tax benefit totaling $291,000 reflecting a 25% effective tax rate on a pretax loss of $1,160,000. Our effective tax rate is estimated based upon a forecast for our full year results. During periods of a loss, our tax rate is lower due to certain expenses that are not fully deductible for tax purposes.

First Half 2010 Compared with First Half 2009

Product Revenues. Product revenues for the six months ended June 30, 2010 (“YTD 2010”) were $53,000,000 compared with product revenues of $20,885,000 for the six months ended June 30, 2009 (“YTD 2009”), an increase of $32,115,000, or 154%. Higher sales were primarily the result of a much improved automotive marketplace causing higher vehicle production levels on existing programs. New model introductions and the addition of a rear seat option on certain existing programs also contributed to the higher product revenue levels. Unit shipments were 756,000 during YTD 2010 compared with unit shipments of 297,000 during YTD 2009, an increase of 459,000 units or 155%. The higher product revenues and unit volumes on existing programs were due to a partial recovery from historically low vehicle production levels experienced during YTD 2009; during which, there was a significant decline in the overall automotive market. Automotive production and sales volumes, impacted by slowing worldwide economic activity and decreasing availability of consumer credit during 2009, were significantly higher during YTD 2010 as compared to YTD 2009. In North America, one of our most important markets, the Seasonally Adjusted Annual Rate (“SAAR”) for vehicle sales, was 11.3 million, up 18%, from 9.6 million during the Second Quarter 2009. During the First Quarter 2010 SAAR was 11.0 million, up 15%, from 9.5 million during the First Quarter 2009. Vehicle production levels, which had been reduced even further than the SAAR rate during YTD 2009 in order to reduce OEM inventory levels, were more in line with the current selling pace during the YTD 2010. Production of light vehicles in North America increased by 72% to 6.0 million during YTD 2010 from 3.5 million during YTD 2009. New vehicles equipped with CCS and launched since the end of the Second Quarter 2009 included the Ford Taurus, Ford F250, Nissan 370Z Roadster, Nissan Patrol, Infiniti QX56, Infiniti G Convertible, KIA Mohave, KIA Borrego, KIA Sportage, Hyundai Tucson and two other programs that we have not yet announced. Two of our existing programs, the Jaguar XJ and Land Rover Range Rover, began offering CCS in the rear seating position for the first time during the Third Quarter 2009.

Cost of Sales. Cost of sales increased to $37,653,000 during YTD 2010 from $15,936,000 during YTD 2009. This increase of $21,717,000, or 136%, is attributable to higher sales volumes offset partially by a higher gross profit percentage. The gross profit percentage during YTD 2010 was 29% and was 24% during YTD 2009. This increase is primarily attributable to a favorable change in the mix of products sold, lower raw material costs, and by a greater coverage of fixed cost at the higher volume levels. TED’s, which represent the key component of the CCS system, contain the metal Tellurium (“Te”). During the Second Quarter 2010, we had a lower cost for Te. We have implemented changes to the manufacturing process for our TED’s which enable us to use less Te per component. These changes currently impact a small portion of our TED purchases; over time we expect to be able to extend the program to the balance of our TED purchases.

Net Research and Development Expenses. Net research and development expenses increased to $4,666,000 during YTD 2010 from $3,320,000 during YTD 2009. This $1,346,000, or 41%, increase was primarily due to the advanced TE materials program by BSST’s now wholly-owned ZT Plus subsidiary. When we formed ZT Plus, certain ongoing expenses associated with our advanced TE materials program were transferred to the new partnership and were partially funded by our partner, 5N Plus. These activities, and the associated cost, have been expanded since that formation date. Effective March 1, 2010, BSST purchased 5N Plus’ 50% ownership and since that date is providing 100% of the necessary funding. We are also in the process of developing new products, such as the heated and cooled bed, heated and cooled cup holder and cold storage box and developing improvements in our current CCS system. The costs associated with these projects were greater during YTD 2010 primarily due to many of the projects reaching the commercial launch phase of development. Partially offsetting these increases were higher research and development reimbursements which fluctuate from period to period due to the timing of different phases of the various underlying projects. During YTD 2010, the research and development reimbursements were higher compared with YTD 2009.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4,951,000 during YTD 2010 from $4,315,000 during YTD 2009. This $636,000, or 15%, increase is primarily due to an increase in the number of sales and marketing employees and higher stock option expense. We have increased our marketing resources in order to support increased activities in South Korea, Europe and China. Our stock option expense increased due to grants of options to employees in March 2009 and January 2010.

Income Tax Expense. We recorded an income tax expense of $2,120,000 during YTD 2010. This reflected an estimated effective tax rate of approximately 37% on pre-tax income of $5,780,000. During YTD 2009, we recorded an income tax benefit totaling $758,000 reflecting a 30% effective tax rate on a pretax loss of $2,563,000. Our effective tax rate is estimated based upon a forecast for our full year results. During periods of a loss, our tax rate is lower due to certain expenses that are not fully deductible for tax purposes.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$20,449,000	$21,677,000
Short-term investments	9,589,000	6,704,000

	$30,038,000	$28,381,000

Our short-term investments consist entirely of Certificates of Deposit (“CD’s”). The CD’s are held by many different financial institutions with no individual deposit exceeding $250,000 at any individual institution. Our entire CD portfolio is therefore protected by insurance provided by the Federal Deposit Insurance Corporation (“FDIC”). During YTD 2010, we increased our short-term investment holdings in order to improve our interest yield. This increase came primarily from our cash and cash equivalents and from favorable operating cash flows received during the period.

We believe that our cash and cash equivalents along with our short-term investments and our $10,000,000 revolving line of credit will be adequate to fund our working capital and operating business needs for the foreseeable future.

We have a $10,000,000 credit line (“Revolving Credit Line”) with Comerica Bank to fund future working capital requirements. At June 30, 2010, no revolving loans were outstanding. Loans under the Revolving Credit Agreement are limited to an amount equal to the Borrowing Base, as defined by the credit agreement. The Borrowing Base is equal to 85% of Eligible Domestic accounts receivable (as defined by the agreement), plus the lesser of 60% of Eligible Foreign accounts receivable (as defined by the agreement) or $3,000,000, plus 50% of Eligible Inventory (as defined by the agreement), plus 100% of the market value of Eligible Securities (as defined by the agreement). The Revolving Credit Line also provides for a letter of credit sub-facility of $5,000,000. At June 30, 2010, outstanding letters of credit were $450,000. At June 30, 2010, the Borrowing Base was greater than $10,000,000 and $9,550,000 was available under the Revolving Credit Line. Loans bear interest at a Daily Adjusting LIBOR Rate, as defined by the credit agreement, plus an Applicable Margin of 3.00%. The Daily Adjusting LIBOR Rate at June 30, 2010 was 0.28%. The Revolving Credit Line is secured by all of the Company’s assets and expires on November 1, 2010. Under the terms of the credit agreement, the Company must maintain certain financial ratios including a minimum tangible net worth ratio, minimum EBITDA, as defined by the credit agreement. At June 30, 2010 the Company was in compliance with all terms of the credit agreement as amended.

Cash provided by operating activities during YTD 2010 was $3,576,000 due primarily to our net income during YTD 2010 of $3,660,000 and positive non-cash adjustments for depreciation and amortization totaling $675,000, deferred tax provision totaling $2,024,000 and stock option compensation totaling $641,000. These amounts were offset partially by a $3,570,000 use of cash associated with a net increase in operating assets and liabilities.

As of June 30, 2010, working capital was $40,557,000 compared with $33,542,000 at December 31, 2009, an increase of $7,015,000, or 21%. The increase was primarily due to increases in accounts receivable of $5,842,000, inventory of $366,000, prepaid expenses and other assets of $401,000, current deferred income tax of $1,835,000 and short-term investments of $2,885,000. These changes were partially offset by an increase in accounts payable and accrued liabilities of $2,650,000 and $486,000, respectively, and a decrease in cash and cash equivalents of $1,228,000. Accounts receivable increased due to an increase in product revenues during the Second Quarter 2010 as compared to the Fourth Quarter 2009. Accounts payable and inventory increased due to the increased purchases required to support our higher product revenues.

Cash used in investing activities was $5,298,000 during YTD 2010, reflecting the purchase of 50% of ZT Plus, net of cash acquired, totaling $1,500,000, purchases of property and equipment totaling $498,000, the cost to acquire new patents and patent application filings of $415,000 and purchases of short-term investments of $7,127,000. These amounts were partially offset by maturities of short-term investments of $4,242,000. Purchases of property and equipment for the period are primarily related to new equipment purchases needed to maintain current production programs and other operational facilities.

Cash provided by financing activities was $467,000 during YTD 2010, reflecting the proceeds of Common Stock option exercises.

New Accounting Pronouncements

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest in a gain or loss when a subsidiary is deconsolidated. SFAS 160 requires that a noncontrolling interest, previously referred to as a minority interest, be reported as part of equity in the Consolidated Financial Statements and that losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. A 15 percent noncontrolling interest in Amerigon’s subsidiary BSST is held by BSST President and CEO Dr. Lon Bell. The change, which was effective on January 1, 2009, was not included in the first and second quarters of 2009, and as a result, the amount of the benefit related to the first and second quarters of 2009 would have been $116,000 and $125,000, respectively.

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

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. The carrying value approximates fair value at June 30, 2010.

Marketable Securities	Carrying Value	Average Rate of Return at June 30, 2010 (Annualized)
Cash equivalents	$19,915,000	0.11%

Certificates of deposit	$9,589,000	0.68%

Borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (3.25% at June 30, 2010). As of June 30, 2010, there are no borrowings outstanding under our line of credit.

Our purchases of certain of our components are denominated in Japanese Yen. In order to protect ourselves from changes in the exchange rate between the U.S. Dollar and Japanese Yen we periodically enter into foreign currency forward contracts to purchase the Japanese Yen. As of June 30, 2010 we had no open forward currency contracts.

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended June 30, 2010. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at June 30, 2010.

There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business

The automotive industry, which represents our primary market, has significantly declined over the past two years and may continue to decline causing our product revenues to decline

Demand for our products is directly related to automotive vehicle production. Recently, automotive sales and production have been significantly and adversely affected by general economic and industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Generally, the vehicle models offering our CCS product as an optional feature have experienced significant production declines in 2008 and 2009. The automobile original equipment manufacturers (“OEMs”), especially those based in the United States, have recently experienced significant operating losses and are continuing to restructure their operations, which could have a material adverse impact on our future financial results. Continued declines in automotive production levels, particularly with respect to models for which we supply CCS products, would materially reduce our revenues and harm our profitability.

We may suffer significant losses should more of our customers or any of the major automotive manufacturers declare bankruptcy either for the first time or again

If any of our customers or any of the major automotive manufacturers files for bankruptcy protection, we face the risks of being unable to collect a significant portion of our outstanding accounts receivable and of suffering a significant loss of future revenues. In such an event, a considerable amount of the accounts receivable owed to us from our customers might not be paid. In addition, if an automotive manufacturer that incorporates our products in its vehicles were to declare bankruptcy and cease operations, our future operating profits would be significantly impacted by the significant loss of revenue. We cannot be certain that all of the automotive manufactures or our tier one customers will avoid filing for bankruptcy during the current significant downturn in the automotive industry or during other periods in the future. Some of our tier one suppliers and some of the major automotive manufacturers have declared bankruptcy in the past year and have emerged from bankruptcy, but there is no certainty that those entities will not declare bankruptcy again.

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

We have incurred substantial operating losses since our inception

Although we have reported operating income during the past six years, prior to that we incurred substantial operating losses since our inception. Furthermore, our operating income for 2009 was substantially lower than in previous years. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. We reported operating losses during the first and second quarters of 2009 due to the significant decline in our product revenue during those periods. As of June 30, 2010, we had accumulated deficits since inception of $33,905,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of our accumulated deficit arose from past efforts in electric vehicles, integrated voice technology and radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At June 30, 2010, we had cash and cash equivalents of $20,449,000 and short term investments of $9,589,000. Based on our current operating plan, we believe cash and short term investments at June 30, 2010, along with the proceeds from future revenues and borrowings from our $10,000,000 revolving line of credit will be sufficient to meet operating needs for the foreseeable future.

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

Date: August 6, 2010

/S/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 6, 2010