Form 10-Q
period 2010-09-30
AMERIGON INC
filed 2010-10-28
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At October 28, 2010, the registrant had 21,805,247 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$25,235	$21,677
Short-term investments	10,212	6,704
Accounts receivable, less allowance of $799 and $292, respectively	23,508	15,073
Inventory	3,389	2,541
Deferred income tax assets	2,605	927
Prepaid expenses and other assets	1,517	780

Total current assets	66,466	47,702
Equity Investment	—	22
Property and equipment, net	4,142	3,271
Patent costs, net of accumulated amortization of $651 and $490, respectively	4,465	3,727
Deferred income tax assets	2,014	7,133
Other non-current assets	857	527

Total assets	$77,944	$62,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,711	$10,222
Accrued liabilities	4,239	3,738
Deferred manufacturing agreement – current portion	100	200

Total current liabilities	21,050	14,160
Pension Benefit Obligation	565	377
Deferred manufacturing agreement – long-term portion	—	50

Total liabilities	21,615	14,587
Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 21,805,247 and 21,486,309 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	63,589	61,971
Paid-in capital	24,612	23,986
Accumulated other comprehensive income	127	59
Accumulated deficit	(31,134)	(37,782)

Total Amerigon, Inc. shareholders’ equity	57,194	48,234
Non-controlling interest	(865)	(439)

Total shareholders’ equity	56,329	47,795

Total liabilities and shareholders’ equity	$77,944	$62,382

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Product revenues	$30,486	$18,442	$83,486	$39,327
Cost of sales	21,681	13,897	59,334	29,833

Gross margin	8,805	4,545	24,152	9,494
Operating expenses:
Research and development	2,789	1,935	9,158	6,273
Research and development reimbursements	(490)	(613)	(2,193)	(1,631)

Net research and development expenses	2,299	1,322	6,965	4,642
Selling, general and administrative	2,498	2,004	7,449	6,319

Total operating expenses	4,797	3,326	14,414	10,961

Operating income (loss)	4,008	1,219	9,738	(1,467)
Interest income (expense)	9	(7)	9	19
Loss from equity investment	—	(123)	(22)	(123)
Other income	37	33	109	130

Earnings (loss) before income tax	4,054	1,122	9,834	(1,441)
Income tax expense (benefit)	1,492	333	3,612	(425)

Net income (loss)	2,562	789	6,222	(1,016)
Plus: Loss attributable to non-controlling interest	129	342	426	342

Net income (loss) attributable to Amerigon, Inc.	$2,691	$1,131	$6,648	$(674)

Basic earnings (loss) per share	$0.12	$0.05	$0.31	$(0.03)

Diluted earnings (loss) per share	$0.12	$0.05	$0.30	$(0.03)

Weighted average number of shares – basic	21,713	21,470	21,623	21,375

Weighted average number of shares – diluted	22,488	22,082	22,355	21,375

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net income (loss)	$6,222	$(1,016)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,014	1,149
Deferred tax provision (benefit)	3,440	(587)
Stock option compensation	971	937
Defined benefit plan expense	188	142
Loss from equity investment	22	123
Changes in operating assets and liabilities:
Accounts receivable	(8,931)	(6,441)
Inventory	(849)	503
Prepaid expenses and other assets	(336)	(214)
Accounts payable	6,489	5,437
Accrued liabilities	447	229

Net cash provided by operating activities	8,677	262

Investing Activities:
Purchases of short-term investments	(8,895)	—
Maturities of short-term investments	5,388	—
Purchase of ZT Plus assets, net of cash acquired	(1,500)	—
Equity investment	—	(104)
Cash invested in corporate owned life insurance	(266)	(271)
Purchase of property and equipment	(553)	(420)
Patent costs	(617)	(686)

Net cash used in investing activities	(6,443)	(1,481)

Financing Activities:
Proceeds from the exercise of Common Stock options	1,256	816

Net cash provided by financing activities	1,256	816

Foreign currency effect	68	4

Net (decrease) increase in cash and cash equivalents	3,558	(399)
Cash and cash equivalents at beginning of period	21,677	25,303

Cash and cash equivalents at end of period	$25,235	$24,904

Supplemental disclosure of cash flow information:
Cash paid for taxes	$306	$374

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock under the 2006 Equity Incentive Plan	$17	$324

Contribution to equity investment	$—	$404

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Loss on
					Pension	Currency	Total	Non-
	Common Stock		Paid-in	Accumulated	Benefit	Translation	Amerigon	Controlling
	Shares	Amount	Capital	Deficit	Obligation	Adjustment	Equity	Interest	Total
Balance at December 31, 2009	21,486	$61,971	$23,986	$(37,782)	$(24)	$83	$48,234	$(439)	$47,795
Exercise of Common Stock options for cash	316	1,601	(345)	—	—	—	1,256	—	1,256
Common Stock issued to employees and consultants	3	17	—	—	—	—	17	—	17
Stock option compensation	—	—	971	—	—	—	971	—	971
Loss attributable to non-controlling interest								(426)	(426)
Comprehensive income:
Currency translation	—	—	—	—	—	68
Net income	—	—	—	6,648	—	—
Total comprehensive income							6,716	—	6,716

Balance at September 30, 2010	21,805	$63,589	$24,612	$(31,134)	$(24)	$151	$57,194	$(865)	$56,329

See accompanying notes to the condensed consolidated financial statements.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of September 30, 2010, we have shipped over 6.5 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 49 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, Honda Motor Company, Hyundai Corporation and Kia Motors. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008.

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

We have been awarded a contract to manufacture a heated and cooled cup holder for the automotive market. The cup holder has been designed to be packaged in multiple configurations to accommodate different console environments. In addition to requiring low power consumption, it has proven automotive grade, ruggedness, high reliability and drink retention features. The cup holder will have two cup positions that will provide for separate temperature settings in each holder that allow the driver and passenger to individually control the heating or cooling of their respective beverages. The technology used in the cup holder is similar to that of the CCS system. The cup holder is expected to be launched in a full-size sedan by a major automotive manufacturer in the final quarter of 2010.

In September 2010, we launched our actively heated and cooled suite of luxury mattresses. The mattresses provide individual controls via two wireless remotes to actively heat and cool each side of the mattress independently. We sell the mattresses through U.S. based specialty mattress retailer, Mattress Firm, Incorporated (“Mattress Firm”). Mattress Firm has over 580 retail stores located across 22 states. The new mattresses are sold under the brand name YuMe™ and are available in King and Queen sizes.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K.

The Company has evaluated subsequent events through the date that the consolidated condensed financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires adjustment to or disclosure in this filing except for the amendment to our Revolving Line of Credit discussed in Note 7.

Recent Accounting Literature

Consolidation of Variable Interest Entities — Amended

The Financial Accounting Standards Board (“FASB”) has issued changes to the accounting for variable interest entities. The changes provide guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The changes include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. The changes are effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company adopted the changes on January 1, 2010 which did not have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of shares for calculation of basic EPS – Common Stock	21,713,337	21,470,209	21,622,971	21,375,015
Impact of stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	774,786	611,981	731,707	—

Weighted average number of shares for calculation of diluted EPS	22,488,123	22,082,190	22,354,678	21,375,015

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	147,950	997,828	441,814	2,526,828

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 4 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three and nine month periods ended September 30, 2010 and 2009. Asset information by reportable segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended September 30,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)

2010
Product revenues	$30,309	$177	$—		$30,486
Operating income (loss)	7,864	(1,358)	(2,498	)(2)	4,008

2009
Product revenues	$18,403	$39	$—		$18,442
Operating income (loss)	4,062	(839)	(2,004	)(2)	1,219

(1)	BSST’s operating loss for the three months ended September 30, 2010 and 2009 is net of $547,000 and $613,000, respectively, of reimbursed research and development costs.
(2)	Represents corporate selling, general and administrative costs.

Nine Months Ended September 30,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2010
Product revenues	$83,102	$384	$—		$83,486
Operating income (loss)	21,648	(4,461)	(7,449	)(2)	9,738

2009
Product revenues	$39,118	$209	$—		$39,327
Operating income (loss)	7,961	(3,109)	(6,319	)(2)	(1,467)

(1)	BSST’s operating loss for the nine months ended September 30, 2010 and 2009 is net of $2,250,000 and $1,631,000, respectively, of reimbursed research and development costs.
(2)	Represents corporate selling, general and administrative costs.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 4 – Segment Reporting – Continued

Product revenues information by geographic area:

	Three Months Ended September 30,
	2010		2009
	(in Thousands)
North America	$17,483	57%	$12,381	67%
Asia	10,672	35%	4,881	27%
Europe	2,331	8%	1,180	6%

Total product revenues	$30,486	100%	$18,442	100%

	Nine Months Ended September 30,
	2010		2009
	(in Thousands)
North America	$47,408	57%	$26,643	68%
Asia	29,314	35%	10,086	26%
Europe	6,764	8%	2,598	6%

Total product revenues	$83,486	100%	$39,327	100%

Note 5 – ZT Plus

On September 1, 2009, the Company’s subsidiary, BSST, and 5N Plus, a developer and producer of high-purity metals and compounds for electronic applications, formed a joint venture called ZT Plus. ZT Plus was formed as a general partnership with each of BSST and 5N Plus holding a 50% ownership interest. BSST and its university partners have performed extensive research into the development of the next generation of thermoelectric (“TE”) materials. They have successfully developed materials that, in small quantities and under certain specific conditions, significantly outperform the best presently available TE materials. The mission of ZT Plus is to allow for the completion of the development of these advanced materials and the creation of innovative manufacturing capabilities to produce the materials in volume, and in a cost-efficient manner. These materials are intended to enable the use of TE technology in a wide variety of heating and cooling and power generation applications for the industrial, consumer, medical, electronics and automotive markets.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 5 – ZT Plus – Continued

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

Note 6 – Derivative Financial Instruments

The Company began a foreign currency risk management strategy in January 2010 that includes the use of derivative financial instruments designed to protect our economic value from the possible adverse effects of currency fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis. We record the ineffective portion of hedging instruments, if any, to other income (expense) in the consolidated condensed statements of operations. At September 30, 2010, we had three outstanding forward contracts to purchase Japanese Yen with a total notional principal of approximately $1,231,000, which are summarized as follows:

Currency	Maturity Date	Notional Principal (local currency)	Contract Exchange Rate	Notional Principal (US Dollar)
Japanese Yen ¥	October 29, 2010	¥27,200,000	85.45 ¥/$	$318,000
Japanese Yen ¥	November 30, 2010	¥34,000,000	85.42 ¥/$	$398,000
Japanese Yen ¥	December 30, 2010	¥44,000,000	85.39 ¥/$	$515,000

		¥105,200,000		$1,231,000

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 6 – Derivative Financial Instruments—Continued

We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments. Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results. We record effective spot-to-spot changes in these cash flow hedges in accumulated other comprehensive income until the hedged transaction takes place. We did not incur any hedge ineffectiveness during the three and nine month periods ended September 30, 2010 and 2009. We recorded gains of $9,000 and $26,000 from derivatives that matured designated as hedging instruments in cost of sales during the three and nine month periods ended September 30, 2010, respectively.

Note 7 – Subsequent Event

On October 27, 2010 the Company amended its Revolving Credit Line with Comerica Bank. The amendment extended the maturity date by one year to October 31, 2011, eliminated the Borrowing Base limitation and reduced the applicable margin to 1.75% from 3.00%. The amendment also changed requirements to maintain certain financial ratios including the inclusion of a maximum ratio of funded debt to EBITDA and the elimination of a minimum EBITDA level, each as therein defined. We also entered into a new cancellable revolving loan agreement, also with Comerica Bank, providing for an additional $5,000,000 in available borrowings. All other terms of the Revolving Credit Line were substantially unaffected by the amendment. As of September 30, 2010, we had no outstanding loans under the Revolving Credit Line and one letter of credit was outstanding totaling $450,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amerigon Incorporated (“we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of September 2010, we have shipped over 6.5 million units of our CCS product to customers since 2000. Our CCS product is currently offered as an optional feature on 49 automobile models produced by Ford Motor Company, General Motors Corporation, Toyota Motor Corporation, Nissan Motors, Honda Motor Company, Hyundai Corporation and Kia Motors. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008.

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

In September 2010, we launched our actively heated and cooled suite of luxury mattresses. The mattresses provide individual controls via two wireless remotes to actively heat and cool each side of the mattress independently. We sell the mattresses through U.S. based specialty mattress retailer, Mattress Firm, Incorporated (“Mattress Firm”). Mattress Firm has over 580 retail stores located across 22 states. The new mattresses are sold under the brand name YuMe™ and are available in King and Queen sizes.

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

Results of Operations

Third Quarter 2010 Compared with Third Quarter 2009

Product Revenues. Product revenues for the three months ended September 30, 2010 (“Third Quarter 2010”) were $30,486,000 compared with product revenues of $18,442,000 for the three months ended September 30, 2009 (“Third Quarter 2009”), an increase of $12,044,000, or 65%. Higher sales were primarily the result of new model introductions and a much improved automotive marketplace causing higher vehicle production levels on existing programs. Modest initial shipments of our heated and cooled mattress, which was launched at the very end of the Third Quarter 2010, also contributed to the higher product revenue levels. Unit shipments of CCS were 429,000 for the Third Quarter 2010 compared with unit shipments of 268,000 in the Third Quarter 2009, an increase of 161,000 units or 60%. The higher product revenues and unit volumes on existing programs were due to a partial recovery from historically low vehicle production levels experienced during the Third Quarter of 2009. Automotive production were significantly higher during the Third Quarter 2010 as compared to the Third Quarter 2009. Production of light vehicles in North America increased by 26% to 3.0 million during the Third Quarter 2010 from 2.3 million during the Third Quarter 2009. New vehicles equipped with CCS and launched since the end of the Third Quarter 2009 included the Ford F250, Nissan Patrol, Infiniti QX56, KIA Mohave, KIA Borrego, KIA Sportage, KIA Optima, Hyundai Tucson and the Hyundai Sonata.

Cost of Sales. Cost of sales increased to $21,681,000 in the Third Quarter 2010 from $13,897,000 in the Third Quarter 2009. This increase of $7,784,000, or 56%, is attributable to higher sales volumes offset partially by a higher gross profit percentage. The gross profit percentage during the Third Quarter 2010 was 29% and was 25% during the Third Quarter 2009. This increase is primarily attributable to a favorable change in the mix of products sold, lower raw material costs, and by a greater coverage of fixed cost at the higher volume levels. TED’s, which represent the key component of the CCS system, contain the metal Tellurium (“Te”). During the Third Quarter 2010, we had a lower cost for Te. We have implemented changes to the manufacturing process for our TED’s which enable us to use less Te per component. These changes currently impact a small portion of our TED purchases; over time we expect to be able to extend the program to the balance of our TED purchases.

Net Research and Development Expenses. Net research and development expenses increased to $2,299,000 in the Third Quarter 2010 from $1,322,000 in the Third Quarter 2009. This $977,000, or 74%, increase was primarily due to the advanced TE materials program by

BSST’s now wholly-owned ZT Plus subsidiary. When we formed ZT Plus, certain ongoing expenses associated with our advanced TE materials program were transferred to the new partnership and were partially funded by our partner, 5N Plus. These activities, and the associated cost, have been expanded since that formation date. Effective March 1, 2010, BSST purchased 5N Plus’ 50% ownership and since that date is providing 100% of the necessary funding. We have also experience higher developing costs for new products, such as the heated and cooled bed, heated and cooled cup holder and cold storage box and to develop improvements in our current CCS system. The costs associated with these projects were greater during the Third Quarter 2010 primarily due to some of the projects reaching the commercial launch phase of development. During the Third Quarter 2010, the research and development reimbursements were lower compared with the Third Quarter 2009. Research and development reimbursements fluctuate from period to period due to the timing of different phases of the various underlying projects.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,498,000 in the Third Quarter 2010 from $2,004,000 in the Third Quarter 2009. This $494,000, or 25%, increase is primarily due to an increase in the number of sales and marketing employees. We have increased our marketing resources in order to support increased activities in South Korea, Europe and China.

Income Tax Expense. We recorded an income tax expense of $1,492,000 and $333,000 during the Third Quarter 2010 and Third Quarter 2009, respectively. These amounts reflected an estimated effective tax rate of approximately 37% on pre-tax income of $4,054,000 during the Third Quarter 2010 and 30% on pre-tax income of $1,122,000 during the Third Quarter 2009. Our effective tax rate is estimated based upon a forecast for our full year results.

Nine Months Ending September 30, 2010 Compared with Nine Months Ending September 30, 2009

Product Revenues. Product revenues for the nine months ended September 30, 2010 (“YTD 2010”) were $83,486,000 compared with product revenues of $39,327,000 for the nine months ended September 30, 2009 (“YTD 2009”), an increase of $44,159,000, or 112%. Higher sales were primarily the result of a much improved automotive marketplace causing higher vehicle production levels on existing programs, new model introductions and the addition of a rear seat option on certain existing programs. Modest initial shipments of our heated and cooled mattress, which was launched at the very end of the Third Quarter 2010, also contributed to the higher product revenue levels. Unit shipments of CCS were 1,185,000 during YTD 2010 compared with unit shipments of 565,000 during YTD 2009, an increase of 620,000 units or 110%. The higher product revenues and unit volumes on existing programs were due to a partial recovery from historically low vehicle production levels experienced during YTD 2009, during which, there was a significant decline in the overall automotive market. Automotive production and sales volumes, impacted by slowing worldwide economic activity and decreasing availability of consumer credit during 2009, were significantly higher during YTD 2010 as compared to YTD

2009. Production of light vehicles in North America increased by 54% to 9.0 million during YTD 2010 from 5.8 million during YTD 2009. New vehicles equipped with CCS and launched since the end of the Third Quarter 2009 included the Ford Taurus, Ford F250, Nissan 370Z Roadster, Nissan Patrol, Infiniti QX56, Infiniti G Convertible, KIA Mohave, KIA Borrego, KIA Sportage, KIA Optima, Hyundai Tucson and Hyundai Sonata. Two of our existing programs, the Jaguar XJ and Land Rover Range Rover, began offering CCS in the rear seating position for the first time during the Third Quarter 2009.

Cost of Sales. Cost of sales increased to $59,334,000 during YTD 2010 from $29,833,000 during YTD 2009. This increase of $29,501,000, or 99%, is attributable to higher sales volumes offset partially by a higher gross profit percentage. The gross profit percentage during YTD 2010 was 29% and was 24% during YTD 2009. This increase is primarily attributable to a favorable change in the mix of products sold, lower raw material costs, and by a greater coverage of fixed cost at the higher volume levels. TED’s, which represent the key component of the CCS system, contain the metal Tellurium (“Te”). During the Third Quarter 2010, we had a lower cost for Te. We have implemented changes to the manufacturing process for our TED’s which enable us to use less Te per component. These changes currently impact a small portion of our TED purchases; over time we expect to be able to extend the program to the balance of our TED purchases.

Net Research and Development Expenses. Net research and development expenses increased to $6,965,000 during YTD 2010 from $4,642,000 during YTD 2009. This $2,323,000, or 50%, increase was primarily due to the advanced TE materials program by BSST’s now wholly-owned ZT Plus subsidiary. When we formed ZT Plus, certain ongoing expenses associated with our advanced TE materials program were transferred to the new partnership and were partially funded by our partner, 5N Plus. These activities, and the associated cost, have been expanded since that formation date. Effective March 1, 2010, BSST purchased 5N Plus’ 50% ownership and since that date is providing 100% of the necessary funding. We are also in the process of developing new products, such as the heated and cooled bed, heated and cooled cup holder and cold storage box and developing improvements in our current CCS system. The costs associated with these projects were greater during YTD 2010 primarily due to some of the projects reaching the commercial launch phase of development. Partially offsetting these increases were higher research and development reimbursements which fluctuate from period to period due to the timing of different phases of the various underlying projects. During YTD 2010, the research and development reimbursements were higher compared with YTD 2009.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $7,449,000 during YTD 2010 from $6,319,000 during YTD 2009. This $1,130,000, or 18%, increase is primarily due to an increase in the number of sales and marketing employees and higher stock option expense. We have increased our marketing resources in order to support increased activities in South Korea, Europe and China. Our stock option expense increased due to grants of options to employees in March 2009 and January 2010.

Income Tax Expense. We recorded an income tax expense of $3,612,000 during YTD 2010. This reflected an estimated effective tax rate of approximately 37% on pre-tax income of $9,834,000. During YTD 2009, we recorded an income tax benefit totaling $425,000 reflecting a 30% effective tax rate on a pretax loss of $1,441,000. Our effective tax rate is estimated based upon a forecast for our full year results. During periods of a loss, our tax rate is lower due to certain expenses that are not fully deductible for tax purposes.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$25,235,000	$21,677,000
Short-term investments	10,212,000	6,704,000

	$35,447,000	$28,381,000

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

We believe that our cash and cash equivalents along with our short-term investments and our $15,000,000 revolving lines of credit will be adequate to fund our working capital and operating business needs for the foreseeable future.

We have $15,000,000 in revolving credit lines (“Revolving Credit Lines”) with Comerica Bank to fund future working capital requirements. At September 30, 2010, no revolving loans were outstanding. The Revolving Credit Line also provides for a letter of credit sub-facility of $5,000,000. At September 30, 2010, outstanding letters of credit were $450,000. Loans bear interest at a Daily Adjusting LIBOR Rate, as defined by the credit agreement, plus an Applicable Margin of 1.750%. The Daily Adjusting LIBOR Rate at September 30, 2010 was 0.21%. The Revolving Credit Lines are secured by all of the Company’s assets and expires on October 31, 2011. Under the terms of the credit agreement, the Company must maintain certain financial ratios including a minimum tangible net worth ratio and a minimum funded debt to EBITDA ratio, as defined by the credit agreement. At September 30, 2010, the Company was in compliance with all terms of the credit agreement as amended.

Cash provided by operating activities during YTD 2010 was $8,677,000 due primarily to our net income during YTD 2010 of $6,222,000 and positive non-cash adjustments for depreciation and amortization totaling $1,014,000, deferred tax provision totaling $3,440,000 and stock option compensation totaling $971,000. These amounts were offset partially by a $3,181,000 use of cash associated with a net increase in operating assets and liabilities.

As of September 30, 2010, working capital was $45,416,000 compared with $33,542,000 at December 31, 2009, an increase of $11,874,000, or 35%. The increase was primarily due to increases in cash and cash equivalents of $3,558,000, short-term investments of $3,508,000, accounts receivable of $8,435,000, inventory of $849,000, prepaid expenses and other assets of $737,000, current deferred income tax of $1,678,000. These changes were partially offset by an increase in accounts payable and accrued liabilities of $6,489,000 and $501,000, respectively. Accounts receivable increased due to an increase in product revenues during the Third Quarter 2010 as compared to the Fourth Quarter 2009. Accounts payable and inventory increased due to the increased purchases required to support our higher product revenues.

Cash used in investing activities was $6,443,000 during YTD 2010, reflecting the purchase of 50% of ZT Plus, net of cash acquired, totaling $1,500,000, purchases of property and equipment totaling $553,000, the cost to acquire new patents and patent application filings of $617,000, cash used in corporate owned life insurance of $266,000 and purchases of short-term investments of $8,895,000. These amounts were partially offset by maturities of short-term investments of $5,388,000. Purchases of property and equipment for the period are primarily related to new equipment purchases needed to maintain current production programs and other operational facilities.

Cash provided by financing activities was $1,256,000 during YTD 2010, reflecting the proceeds of Common Stock option exercises.

New Accounting Pronouncements

Consolidation of Variable Interest Entities — Amended

The Financial Accounting Standards Board (“FASB”) has issued changes to the accounting for variable interest entities. The changes provide guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The changes include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. The changes are effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company adopted the changes on January 1, 2010 which did not have a material impact on the Company’s consolidated financial statements.

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

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. The carrying value approximates fair value at September 30, 2010.

Marketable Securities	Carrying Value	Average Rate of Return at September 30, 2010 (Annualized)
Cash equivalents	$23,875,000	0.12%

Certificates of deposit	$10,212,000	0.68%

Borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (3.25% at September 30, 2010). As of September 30, 2010, there are no borrowings outstanding under our line of credit.

Our purchases of certain of our components are denominated in Japanese Yen. In order to protect ourselves from changes in the exchange rate between the U.S. Dollar and Japanese Yen we enter into foreign currency forward contracts to purchase the Japanese Yen. As of September 30, 2010 we had the following outstanding forward currency contracts:

Currency	Maturity Date	Notional Principal (local currency)	Contract Exchange Rate	Notional Principal (US Dollar)
Japanese Yen ¥	October 29, 2010	¥27,200,000	85.45 ¥/$	$318,000
Japanese Yen ¥	November 30, 2010	¥34,000,000	85.42 ¥/$	$398,000
Japanese Yen ¥	December 30, 2010	¥44,000,000	85.39 ¥/$	$515,000

		¥105,200,000		$1,231,000

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended September 30, 2010. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at September 30, 2010.

There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred substantial operating losses since our inception

Although we have reported operating income during the past six years, prior to that we incurred substantial operating losses since our inception. Furthermore, our operating income for 2009 was substantially lower than in previous years. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. We reported operating losses during the first and second quarters of 2009 due to the significant decline in our product revenue during those periods. As of September 30, 2010, we had accumulated deficits since inception of $31,134,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of past losses arose from past efforts in electric vehicles, integrated voice technology and radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At September 30, 2010, we had cash and cash equivalents of $25,235,000 and short term investments of $10,212,000. Based on our current operating plan, we believe cash and short term investments at September 30, 2010, along with the proceeds from future revenues and borrowings from our $15,000,000 revolving lines of credit will be sufficient to meet operating needs for the foreseeable future.

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

Significant increases in the market prices of certain raw materials may adversely affect our business

Our products contain TEDs which contain certain raw materials that cannot generally be substituted. As an example, Tellurium is a raw material used in TEDs. If the market prices for these raw materials significantly increases, our gross profit may be adversely impacted as our suppliers pass those price increases on to us. A 2008 increase in the price of Tellurium is one example of the impact raw material prices could have on our business. Our suppliers passed the increase in Tellurium prices on to us and our ability to recover this increase from our customers was limited. Our business and operations could also be materially adversely affected by shortages in key raw materials.

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

Due to the current volatile state of the credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lender fails to honor their legal commitments under our $15,000,000 credit facility, it could be difficult in the current environment to replace our credit facility on similar terms. Although we believe that our cash reserves, access to capital markets and existing credit facility will give us the ability to satisfy our liquidity needs for at least the next 12 months, the failure of the lender under our credit facility may impact our ability to finance our operating or investing activities.

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

We do not anticipate paying dividends on our Common Stock

We have never paid any cash dividends on our Common Stock and do not anticipate paying dividends in the near future.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1.1	Articles of Incorporation (1)

3.1.2	Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.1.3	Certified Resolution of the Board of Directors of the Company Establishing and Designating the Relative Rights and Preferences of Series B Stock filed as an Amendment to the Articles of Incorporation (18)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company (13)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (18)

10.1*	1993 Stock Option Plan(3)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(4)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (11)

10.3.2*	Amendment to 2006 Equity Incentive Plan (12)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (13)

10.3.4*	Third Amendment to 2006 Equity Incentive Plan (19)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(3)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(5)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(6)

10.6.1*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.6.2*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(10)

10.7	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.8.1	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(7)

10.8.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC (10)

10.8.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC (10)

10.8.4	Third Amendment dated May 17, 2007 to Amended and Restated Operating Agreement of BSST LLC (14)

10.9	Cross License Agreement between the Company and BSST LLC dated November 19, 2002 (9)

10.10	Reversionary Rights Agreement between BSST LLC and Dr. Lon E. Bell dated May 17, 2007 (14)

10.11.1	Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank dated as of October 28, 2005 (15)

10.11.2	First Amendment, dated as of February 6, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (16)

10.11.3	Second Amendment, dated as of April 30, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (16)

10.11.4	Third Amendment, dated as of October 7, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (21)

10.11.5	Fourth Amendment, dated as of August 6, 2009, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (20)

10.11.6	Fifth Amendment, dated as of September 3, 2009, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (21)

10.11.7	Sixth Amendment, dated as of February 9, 2010, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (22)

10.11.8	Seventh Amendment, dated as of October 27, 2010, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank.

10.12	Guaranty of BSST LLC in favor of Comerica Bank dated as of April 30, 2008 (16)

10.13	Security Agreement (All Assets) by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.14	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.15	Security Agreement (All Assets) by BSST LLC in favor of Comerica Bank dated as of November 14, 2002 (15)

10.16	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of November 14, 2002 (15)

10.17*	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008 (17)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed May 2, 2008 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2009 Annual Meeting of Stockholders and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 10, 2009 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed November 9, 2009 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed February 19, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/S/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: October 28, 2010

/S/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: October 28, 2010