Form 10-K
period 2010-12-31
AMERIGON INC
filed 2011-02-17
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010, was $129,958,000. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the Common Stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant. As of February 16, 2011, there were 22,039,113 issued and outstanding shares of common stock of the registrant.

AMERIGON INCORPORATED

PART I

ITEM 1.	BUSINESS

General

Amerigon Incorporated (“Amerigon,” “we,” the “Company” or the “registrant”) designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and light truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. As of December 2010, we have shipped approximately 6.9 million units of our CCS product to customers since we first began shipping CCS units in 2000. Our CCS product is currently offered as an optional or standard feature on 54 automobile models produced by Ford Motor Company, General Motors, Toyota Motor Corporation, Nissan, Tata Motors, Ltd. and Hyundai. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008.

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

In 2009, we were awarded a contract to manufacture an automotive heated and cooled cup holder for the 2011 Dodge Charger. The cup holder has been designed to be packaged in multiple configurations to accommodate different console environments. In addition to requiring low power consumption, it has proven automotive grade, ruggedness, high reliability and drink retention features. The cup holder has two cup positions that provide for separate temperature settings in each holder that allow the driver and passenger to individually control the heating or cooling of their respective beverages. The technology used in the cup holder is similar to that of the CCS system. The cup holder was launched at the end of the final quarter of 2010.

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

The Company is also engaged in a program to improve the efficiency of TEDs and to develop, market and distribute new products based on this technology.

On September 1, 2009, our subsidiary, BSST LLC (“BSST”) entered into a partnership agreement with 5N Plus Inc., a Canadian corporation specializing in production of high-purity metals (“5N Plus”), to form ZT Plus. ZT Plus’ objective is the development and testing of new materials that show increased thermoelectric efficiency. BSST purchased 5N Plus’ 50% ownership of ZT Plus in March 2010 and BSST is now the 100% owner of ZT Plus, LLC (“ZT Plus”).

On October 1, 2010 we formed Amerigon Europe, GmbH (“Amerigon Europe”) and opened a technical support office in Augsburg, Germany, to provide design initiatives, product development, application engineering and prototype builds in support of European sales.

On December 31, 2010, we purchased the ownership interests in BSST then held by Dr. Lon E. Bell (“Bell”). Prior to such acquisition, Bell owned a 15% interest in BSST. As a result of such acquisition, BSST is now a wholly-owned subsidiary of Amerigon.

Corporate Information

We were incorporated in 1991 and focus our efforts on developing advanced TED technologies and applications including our CCS product. At the present time, the CCS is our only high volume product, however, we expect that our heated and cooled cup holder and heated and cooled mattress will begin to noticeably contribute to our product revenues during 2011. We are presently working on developing products that utilize our proprietary TED technology in other non-CCS applications.

We are incorporated under the laws of the State of Michigan. Our internet website address is www.amerigon.com. Our annual or transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission.

Business Strategy

Our strategy is to become the leading provider of TED based products through strategic relationships with automobile manufacturers and market leaders in other industries and their suppliers. We have, however, expanded our product line to non-TED based products where we believe our technologies and core competencies give us a distinct advantage and our customers are interested in a wider range of product choices. An example of this is the heated and ventilated only variant of the CCS. Our strategy includes the following key elements:

•	Developing TED based products in partnership with capable sectoral partners using our proprietary developed, highly efficient TEDs;

•	Further improving the efficiency of our TED systems on a proprietary basis through continued research and development including research in TED materials;

•	Entering new markets with our existing and future TED proprietary technology;

•	Continuing to encourage automobile manufacturers and their tier one suppliers to offer our CCS and heated and cooled cup holder products;

•	Continuing to improve our CCS and heated and cooled cup holder technologies for cost, performance, efficiency and packageability;

•	Increasing global penetration with automotive companies by offering a variety of heated, cooled and ventilated products;

•	Penetrate the bedding market with our heated and cooled mattress with our retail partner, Mattress Firm, in the United States and with other partners in other geographic regions; and

•	Continuing to expand our intellectual property.

Products

Thermoelectric device (TED)

Our current and future planned products are primarily based upon our internally developed advanced TED technology. A TED is a solid state circuit that has the capability to produce both a hot and cold thermal condition. This is known as the Peltier effect. The advantages of advanced TEDs over conventional compressed gas systems is that they are environmentally friendly, less complex as they have no moving parts and are compact and light weight. Traditional TEDs are not widely utilized in the global product marketplace because they are inherently inefficient. We have worked for the past ten years developing innovations that improve TED efficiency. We currently hold 20 U.S. patents related to these innovations and have 27 additional U.S. patents pending. Our progress to date has been to improve TED efficiency by an approximate factor of two. We believe that an improvement factor of four is required for a number of practical commercial applications. This improvement is likely to require the development of advanced materials and manufacturing processes to produce those materials in sufficient quantities. Advanced TED materials are currently being researched by a number of entities, and we have developed strategic relationships with several of these. During 2008, we participated in a significant breakthrough. With our support, a scientist at The Ohio State University developed a new efficient TED material having certain desirable properties at high temperatures. This and other materials we are working with are not ready for commercial applications; however, our subsidiary, ZT Plus, was formed for the express purpose of completing the development of advanced materials and creating innovative manufacturing capabilities to produce the materials in volume, and in a cost-efficient manner. We currently hold three U.S. patents and have 10 additional U.S. patents pending, related to TED materials.

TEDs also have a capability known as the Seebeck effect that is reciprocal to the Peltier effect. In this process thermal energy, such as the waste heat from an automobile exhaust, can be converted into electrical power. As with the Peltier effect, traditionally designed TEDs lack the efficiency for practical application. Our research and development efforts seek to improve the TED efficiency of this process. ZT Plus’ current primary focus is on TED materials suited for these types of devices.

Although we believe the prospects of our advanced TED technology are very promising, there are no assurances as to when the efficiency gains required can be achieved, if at all. Additionally, it can not be certain that our proposed products based upon our advanced TED designs would gain acceptance by potential customers. While we have been encouraged by some developments in advancing TED capabilities, there have also been set backs and problems that we continue to try to overcome.

Climate Control Seat

Our CCS product utilizes exclusive patented technology, obtained through license and internal development, for a variable temperature seat climate control system to enhance the comfort of vehicle passengers. We have additional patents pending for further improvements to the CCS and TED technology. Our CCS product uses one or more TEDs, which generate heating or cooling depending upon the direction of the current applied to the device.

A TED is the heart of a compact heat pump built by us for use in our CCS product. Air is forced through the heat pump and thermally conditioned in response to electronic switch input from the seat occupant. The conditioned air circulates by a specially designed fan through ducts in the seat cushion and seat back, so that the seat surface can be heated or cooled. Each seat has individual electronic controls to adjust the level of heating or cooling. Our CCS product substantially improves comfort compared with conventional air conditioners by focusing the cooling directly on the passenger through the seat, rather than waiting until ambient air cools the seat surface behind the passenger.

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

Heated and Ventilated Seat

We also sell a heated and ventilated only variant of the CCS. This product works in a similar fashion to our CCS, only there is no active cooling capability and no TED. In the cooling mode, the vent only system will use the ambient cabin air to provide a degree of cooling comfort to the seat occupant. In the heating mode, the vent only system will be supplemented with more traditional resistive heating elements. This system has a lower price and is targeted to certain lower cost vehicle models, certain geographical markets and customers who prefer heated and ventilated product. By offering this product, we give our customers the opportunity to purchase a wider range of climate control products from us across the price spectrum.

Heated and Cooled Cup Holder

During 2010 we launched our first proprietary heated and cooled cup holder. The heated and cooled cup holder represents an adaptation of the technology found in our CCS, including the use of a TED and other key elements. Much like the CCS, the dual cup holder provides separate temperature settings in each holder allowing the driver and passenger to individually maintain a heated or cooled beverage. The cup holder requires low power consumption and incorporates proven automotive grade ruggedness, reliability and drink retention features. The first vehicle to feature the heated and cooled cup holder will be the 2011 Dodge Charger. We anticipate that at least one additional vehicle will adopt this product in 2011.

Heated and Cooled Mattress

During 2010, we launched our heated and cooled mattress which incorporates our proprietary Climate Control Sleep System™ (“CCSS”) technology. The mattress is sold on an exclusive basis in the United States by our retail partner, Mattress Firm, under its YuMe™ brand. Mattress Firm has over 580 retail stores located across 22 states. The CCSS represents an adaptation of the technology found in our CCS system, but for a non-automotive market. The YuMe bed combines the latest design in mattress comfort as well as our temperature control technology to deliver the ultimate sleeping experience. Similar to the CCS, the YuMe utilizes four MTMs which direct warmed or cooled air to a special air distribution layer of the mattress though special air ducts connecting the mattress to the foundation. Two separate temperature zones have their own heat or cool settings for a personalized microclimate sleep environment. There are five available settings in each of the heat and cool modes as well as an ambient setting. The bed can be controlled using either the Master Control Unit (“MCU”) or one of two remotes provided for each zone.

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

We continue to do additional research and development to advance the design of our existing products with the goal of making them less complex, easier to package and less expensive to manufacture and install. There can be no assurance that this development program will result in improved products.

Research and development expenses for our CCS and heated and cooled cup holder products include not only development of next generation technologies but also application engineering (meaning engineering to adapt CCS components to meet the design criteria of a particular vehicle’s seat or console and electrical system since vehicle seats and consoles are not all the same and each has different configuration requirements). Any related reimbursements for the costs incurred in this adaptation process are accounted for as a reduction of research and development expense.

Our research and development subsidiary, BSST, was formed to develop much more efficient thermoelectric systems and products using its improved technology. ZT Plus, a subsidiary of BSST, focuses on the development and testing of new materials that show increased thermoelectric efficiency. The limitation on applications for thermoelectric systems has been their relatively poor efficiency. We believe that, through a combination of proprietary methods for improving thermoelectric efficiency and improved thermoelectric materials (such as those being developed by ZT Plus), there are substantial prospects for the design and development of innovative thermoelectric systems in applications outside of our present product line.

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

In 2009, BSST successfully completed the fourth phase of its Automotive Waste Heat Recovery Program and as a result was awarded a Phase 5 Program by the U.S. Department of Energy (“DOE”). BSST leads a development team that includes Visteon Corporation, BMW of North America, Ford Motor Company, Marlow Industries, the DOE’s National Renewable Energy Laboratory and Jet Propulsion Laboratory/California Institute of Technology. The objective of this five phase program is to demonstrate a viable thermoelectric-based vehicle waste heat recovery and power generation system that will improve the efficiency of vehicles powered by internal combustion engines. In Phase 1 of the program the team established a vehicle system architecture for a BMW series 5 engine and conducted a comprehensive analysis to determine the technical and commercial viability of its power generation concept. In Phase 2, the team built and tested prototype key subsystems including a thermoelectric power generator, electronic power control system and exhaust gas heat exchanger. In Phase 3, the team integrated and operated the subsystems together in a bench test environment. The fourth phase involved constructing a full prototype to be installed in a vehicle. Under Phase 5 of the program we will be delivering two additional prototype power generators for installation in vehicles manufactured by BMW Group and The Ford Motor Company for further evaluation and testing. Seventy five percent of the total cost of this program is paid for with Federal funds, while selected project team members, including BSST, bear the remaining cost. Through December 31, 2010, we have received a total of $7.2 million in program funding from the DOE since the program began in 2005. We expect Phase 5 to be completed during 2011.

During 2008, BSST was included in a DOE sponsored program to develop a highly-efficient thermoelectric heating and cooling system for automobiles that is intended to substantially reduce energy consumption, engine load and ultimately greenhouse gas emissions. The goal of the 36-month project is to create a zonal heating and cooling system for automobiles that heats or cools the vehicle occupants, rather than the entire cabin and its components, thereby reducing the energy consumed by existing heating/cooling systems by one third. Ford Motor Company was selected to lead the project with partners including Visteon, the DOE’s National Energy Renewable Laboratory and Ohio State University, along with BSST. BSST’s role is to design and develop the thermoelectric core of the heating and cooling system. The entire $8.4 million project, which began in the fourth quarter of 2009, is being performed on a cost share basis with the DOE paying $4.2 million and the partners sharing in a matching $4.2 million. Program funding under this program was $588,000 and $44,000 during 2010 and 2009, respectively.

The net amounts spent for research and development activities in 2010, 2009 and 2008 were $9,653,000, $5,994,000 and $6,783,000, respectively. Because of changing levels of research and development activity, our research and development expenses fluctuate from period to period. Also included in research and development are expenses associated with the research and development activities of BSST of $5,936,000, $3,908,000 and $3,665,000 for 2010, 2009 and 2008, respectively. BSST’s expenses are net of reimbursement for customer funded research and development of $2,269,000, $2,103,000 and $2,462,000 for 2010, 2009 and 2008, respectively.

Marketing, Customers and Sales

We are primarily a second-tier supplier to automobile and truck manufacturers for the CCS, HV and heated and cooled cup holder and to a retailer for the YuMe™ mattress. As such, we focus our marketing efforts on automobile and truck manufacturers and their first-tier suppliers. In 2009, we also began selling CCS units to an after-market distributor/installer in small quantities. We have not marketed, and do not expect to market, directly to consumers. For CCS and HV products, our strategy has been to convince the major automobile companies that our products represent an attractive feature that will meet with consumer acceptance and have favorable economics, including high profitability, to the manufacturers. If convinced, the manufacturers then direct us to work with their seat supplier to incorporate our CCS product into future seat designs who then become our direct customers. These customers include Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Marubeni Vehicle Corporation (“Marubeni”), Dymos Incorporated (“Dymos”), Faurecia NHK Kyushu Co. Ltd (“Faurecia NHK”), Faurecia Wuhan Auto Seating (“Faurecia Wuhan”), Tacle Seating USA (“Tacle”) and Magna Seating of America, Inc. (“Magna”). We also market directly to these and other major domestic and foreign automotive seat suppliers. The number of CCS products we sell is affected by the levels of new vehicle sales and the general business conditions in the automotive industry.

During 2009, particularly in the first half of the year, our product revenues were adversely affected by a significant decline in worldwide automotive production levels. During 2009, worldwide light vehicle production declined by 13% to approximately 57 million vehicles. This drop was even more significant during the first half of 2009, during which period sales declined by 29% as compared to the prior year. Our product revenues are primarily focused on vehicle production in North America and the Japan/Korea region. During 2009, on a combined basis, vehicle production for these regions declined by 28% as compared to the prior year. This decline has been largely precipitated by a decrease in the sales of light vehicles attributable to the global credit crisis and resulting global economic slowdown. During 2009, our revenue levels were 4% lower compared to the prior year despite the much more significant reduction in worldwide light vehicle production. We were able to maintain revenue levels by introducing CCS on several new vehicle platforms that were launched during the year and increasing installation rates of the CCS on existing light vehicle platforms. During 2010, global automotive production continued the recovery that began during the second half of 2009. Global automotive production during 2010 was up 23% from 2009 and was up by 39% and 19% in North America and the Japan/Korea regions, respectively. We expect that global automotive production will again increase during 2011, but at a much slower rate. Global economic factors affecting automotive production are difficult to predict and there can be no assurance of future automotive production at any level.

Our CCS (including the MTM and CCS II variations), HV and heated and cooled cup holder products are offered as optional or standard features on the following vehicle models:

Manufacturer	Model	Product	Year Launched(1)
Ford Motor Company	Lincoln MKZ(5)	MTM	2005
	Lincoln MKX(3)(5)	MTM	2006
	Lincoln MKS(5)	MTM	2008
	Lincoln MKT(2)(5)	MTM	2009
	Lincoln Navigator(3)(5)	MTM	1999
	Ford Expedition	MTM	2002
	Ford Taurus	MTM	2009
	Ford F150	MTM	2008
	Ford F250	MTM	2010
	Ford Explorer	MTM	2010

Chrysler	Dodge Charger	CUP	2010

General Motors	Cadillac Escalade	MTM	2006
	Cadillac Escalade ESV(3)	MTM	2006
	Cadillac Escalade EXT	MTM	2006
	GMC Yukon	MTM	2008
	GMC Yukon XL	MTM	2008
	GMC Yukon Denali	MTM	2008
	GMC Sierra Denali	MTM	2008
	Chevrolet Suburban	MTM	2008
	Chevrolet Tahoe	MTM	2008
	Chevrolet Avalanche	MTM	2008
	Cadillac DTS(3)	MTM	2003
	Buick Lucerne	MTM	2005

Toyota Motor Corporation	Lexus LS 460(2)(3)	CCS II	2000
	Lexus LX 570	CCS II	2007
	Toyota Celsior(4)	CCS II	2000
	Toyota Century(4)	CCS	2005
	Toyota Crown Majesta(2)	CCS II	2008

Nissan	Infiniti M35/45(5)	CCS II	2005
	Infiniti Q45	CCS II	2002
	Infiniti FX35/50	CCS II	2008
	Infiniti G Convertible	CCS II	2009
	Infiniti QX56	CCS II	2010
	Nissan Teana(4)	HV	2008
	Nissan Maxima	CCS II	2008
	Nissan Fuga(4)	CCS II	2005
	Nissan Cima(4)	CCS II	2002
	Nissan 370Z Roadster	CCS II	2009
	Nissan Patrol	CCS II	2010

Hyundai	Equus(2)(4)	CCS	2003
	Genesis	CCS II	2007
	Veracruz	HV	2010
	Tucson	HV	2010

KIA	Mohave	HV	2009
	Borrego	HV	2009
	Opris	CCS II	2009
	Sportage	HV	2010
	Optima	HV	2010
	Sonata	HV	2010

Jaguar	XJ(2)	MTM	2007
	XF	MTM	2007
	XK	MTM	2009

Land Rover	Range Rover(2)	MTM	2006

(1)	Represents the year in which the current model or a predecessor model first offered CCS as an option.
(2)	Vehicle is equipped with CCS in both front and rear seat positions.
(3)	Model is a redesigned successor to a model which previously offered CCS as an option.
(4)	Vehicle is produced for the Asian market only.
(5)	Vehicle includes CCS as a standard feature.

For our most recent fiscal year, our revenues from sales to our three largest customers, Lear, Bridgewater and JCI were $38,328,000, $17,394,000, and $14,533,000, respectively, representing 34%, 15%, and 13% of our total revenues, respectively. The loss of any one of these customers is likely to have a material adverse impact on our business.

Our product revenues for each of the past three years were divided among automotive original equipment manufacturers (“OEMs”) as follows:

Manufacturer	2010	2009	2008
Ford Motor Company	32%	39%	26%
General Motors	22	22	25
Nissan	17	16	21
Hyundai	16	10	3
Toyota Motor Corporation	5	7	18
Jaguar/Land Rover	8	6	7

Total	100%	100%	100%

In 2003, we formed our wholly owned subsidiary, Amerigon Asia Pacific, Inc., a Japanese company (“Amerigon Asia Pacific”), to provide administrative support and engineering activities related to our customers based in Japan.

In 2010, we formed our wholly owned subsidiary, Amerigon Europe GmbH, a German company (“Amerigon Europe”), to open a technical support office in Augsburg, Germany, to provide design initiatives, product development, application engineering and prototype builds in support of European sales.

Outsourcing, Contractors and Suppliers

We completely outsource production of our products to lower-cost countries to be price competitive and expand our market beyond the luxury vehicle segment. We currently have contract manufacturing relationships with several suppliers who have manufacturing locations in China, Mexico and Japan.

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

During 2008, the market price for Tellurium, a key raw material necessary for the manufacture of the TEDs used in our products, increased substantially. As a result, we renegotiated pricing with certain of our suppliers and our net income was negatively affected. The market price for Tellurium moderated during 2008 and 2009, however, during late 2010 and early 2011 it has again increased. This increase may require further renegotiations with our customers and suppliers. It is also possible that our customers will ask for price concessions if the market price of Tellurium falls back to its historical average.

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

Proprietary Rights and Patents

We have adopted a policy of seeking to obtain, where practical, the exclusive rights to use technology related to our products through patents or licenses for proprietary technologies or processes. In addition to our efforts to apply for patents for our own internally developed devices and processes, we have historically acquired developed technologies through licenses and joint development contracts in order to optimize our expenditure of capital and time. We have sought to adapt and commercialize such technologies in automotive products which were suitable for mass production. We also developed technologies or furthered the development of acquired technologies through internal research and development efforts by our engineers.

We currently have a license arrangement related to our CCS product. Feher Design, Inc. (“Feher”) has granted to us an exclusive worldwide license to use specific CCS technologies covered by three U.S. patents held by Feher. Two of these three licensed patents expired on November 17, 2008 and October 18, 2009. The other patent will expire on March 14, 2011. In addition, we jointly own two U.S. patents and four Japanese patents with Honda Motor Co.

Competition

The automotive components and systems business is highly competitive. During 2008, one of our competitors, W.E.T. Automotive Systems AG (“WET”), introduced a heated and cooled automotive seat system very similar to ours on a GM vehicle platform. In addition, certain vehicle manufacturers have, for some time, offered options on certain models that combine heated seats with circulation of ambient air or cooled air from the car’s air conditioning system. It is possible that our competitors will be able to expand or modify their current products to more directly compete with our CCS system. We believe that there are other potential competitors that are working to develop systems for both active heating and cooling of automotive car seats.

On November 17, 2009 we filed a patent infringement lawsuit against WET. The complaint was filed in the United States District Court for the Central District of California and alleges that WET infringes four patents we either own or license. On February 8, 2010, WET filed a motion to dismiss the case or transfer it to the Eastern District of Michigan. Also, on February 8, 2010, WET filed a patent infringement lawsuit against us in the Eastern District of Michigan, alleging infringement of eight patents allegedly owned or licensed by WET. On April 5, 2010, based on a determination by the California court that WET was not subject to personal jurisdiction in California, the California court dismissed our lawsuit in California. We answered the lawsuit filed by WET in Michigan, and, on May 6, 2010, asserted counterclaims alleging that WET infringes five patents we either own or license. The Michigan court has not yet set a date for trial, but we expect that a trial would not occur until 2012 or 2013.

On April 23, 2010, WET filed another lawsuit in the Eastern District of Michigan, requesting a ruling that WET does not infringe two of our patents that were not involved in the earlier Michigan lawsuit. We and WET took steps to dismiss the lawsuit without prejudice on August 18, 2010.

On December 10, 2010, we filed another patent infringement lawsuit against WET alleging that it infringes two additional patents that Amerigon owns or licenses, neither of which was involved in any earlier lawsuit. WET has not yet answered.

The various lawsuits involving WET described above seek injunctive relief and/or monetary damages for infringement and other related claims.

No assurances can be given that our patent infringement claims against WET will be successful or that we will be successful in defending WET’s patent infringement claims against us. In the event that we are unsuccessful in defending against the lawsuit by WET, our business could be negatively impacted.

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

Employees

As of December 31, 2010, Amerigon and its subsidiaries employed a total of 93 individuals, including eight at Amerigon Asia Pacific in Japan and three at Amerigon Europe GmgH in Europe. Amerigon also has retained the services of 14 outside contractors. None of our employees is subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

Executive Officers of the Registrant

Our current executive officers are as follows:

Daniel R. Coker, 58, was appointed President and Chief Executive Officer in March 2003. He was appointed to the Board of Directors in February, 2007. Mr. Coker also served on the Company’s Board of Directors from 2003 to 2004. Additional information concerning Mr. Coker can be found above under the heading “Board of Directors.”

Barry G. Steele, 40, was appointed Vice President Finance and Chief Financial Officer in 2004 and Secretary and Treasurer in 2005. Prior to joining Amerigon, Mr. Steele worked since 1997 in a number of senior financial management positions, including Chief Financial Officer for Advanced Accessory Systems, LLC, a global supplier of specialty accessories to the automotive industry. Prior to 1997, Mr. Steele worked in the public accounting profession. Mr. Steele received a bachelor’s degree from Hillsdale College in 1992.

James L. Mertes, 58, has served as Vice President of Quality and Operations since 1994. He joined the Company in 1993 as Vice President of Quality. Prior to 1993, Mr. Mertes was Director of Quality at TRW Sensor Operations, a unit of TRW Inc.

Daniel J. Pace, 59, has served as Vice President of Sales and Marketing since 2003. He joined the Company in 1996 as National Sales Manager. Prior to 1996, Mr. Pace was Program Manager at Leckie & Associates, a Michigan based manufacturers’ representative agency.

Stephen C. Davis, 57, was appointed Vice-President of Engineering and Product Development in May, 2010. He joined the Company in 2009 as the Senior Vice President, Operations of BSST. Prior to that date, he worked for Visteon Corporation from 2005 as Director of Climate Control Systems. Prior to 2005, Mr. Davis held other senior engineering positions at Visteon Corporation and Ford Motor Company.

Officers of the Company serve at the pleasure of the Board of Directors.

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

Risks Relating to our Business

The automotive industry, which represents our primary market, has significantly declined over the past few years and may continue to decline causing our product revenues to decline

Demand for our products is directly related to automotive vehicle production. Recently, automotive sales and production have been significantly and adversely affected by general economic and industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Although general automotive sales in the Unites States in 2010 exceeded 2009 levels, vehicle models offering our CCS as an optional feature experienced significant production declines in 2008 and 2009. The automobile OEMs, especially those based in the United States, have recently experienced significant operating losses and are continuing to restructure their operations, which could have a material adverse impact on our future financial results. Continued declines in automotive production levels, particularly with respect to models for which we supply CCS products, would materially reduce our revenues and harm our profitability.

We may suffer significant losses should more of our customers or any of the major automotive manufacturers declare bankruptcy either for the first time or again

If any of our customers or any of the major automotive manufacturers files for bankruptcy protection, we face the risks of being unable to collect a significant portion of our outstanding accounts receivable and of suffering a significant loss of future revenues. In such an event, a considerable amount of the accounts receivable owed to us from our customers might not be paid. In addition, if an automotive manufacturer that incorporates our products in its vehicles were to declare bankruptcy and cease operations, our future operating profits would be significantly impacted by the significant loss of revenue. We cannot be certain that all of the automotive manufactures or our tier one customers will avoid filing for bankruptcy in the future. Some of our tier one supplier customers and some of the major automotive manufacturers declared bankruptcy in during 2009 and have emerged from bankruptcy, but there is no certainty that those entities will not declare bankruptcy again.

We have only one commercially successful product in one industry segment and we may not be able to commercialize and market additional products to other industries

We are currently developing advanced designs of TEDs to be used in a wide range of potential products in a number of industries, but to date we have only one commercially successful product. Although we have made significant improvements in TED technology and we believe that a number of new products have become practical at our current stage of TED advancement, additional improvements are necessary to make TED-based products commercially attractive in comparison with other technologies for the major markets in which we are targeting. These advancements are dependent on many variables including but not limited to new advanced materials becoming available and efficient and cost effective manufacturing processes for advanced TEDs and the related materials being developed. There is no certainty that any advancement in TEDs will be commercially viable.

We have incurred substantial operating losses since our inception and could incurr additional operating losses in future periods

Although we have reported operating income during the past six years, prior to that we incurred substantial operating losses since our inception. Furthermore, our operating income for 2009 was substantially lower than in previous years. We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. We reported operating losses during the first and second quarters of 2009 due to the significant decline in our product revenue during those periods. As of December 31, 2010, we had accumulated deficits since inception of $28,301,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of past losses arose from past efforts in electric vehicles, integrated voice technology and radar, all discontinued products as of December 31, 2000.

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At December 31, 2010, we had cash and cash equivalents of $26,584,000 and short term investments of $9,761,000. Based on our current operating plan, we believe cash and short term investments at December 31, 2010, along with the proceeds from future revenues and borrowings from our $15,000,000 revolving lines of credit will be sufficient to meet operating needs for the foreseeable future.

Our ability to market our products successfully depends on acceptance of our product by original equipment manufactures and consumers

We are engaged in a lengthy development process of our advanced TEDs which involves developing prototypes for proof of concept and then adapting the basic systems to actual products produced by existing manufactures of products that may use TEDs. While we currently have active development programs with various partners, no assurance can be given that our advanced TEDs will be implemented in any related products. To date, CCS is our sole high-volume commercialized product, and there is no assurance that we will be successful in marketing any additional products using TEDs.

Significant increases in the market prices of certain raw materials may adversely affect our business

Our products contain TEDs which contain certain raw materials that cannot generally be substituted. As an example, Tellurium is a raw material used in TEDs. If the market prices for these raw materials significantly increase, our gross profit may be adversely impacted as our suppliers pass those price increases on to us. A recent increase in the price of Tellurium is one example of the impact raw material prices could have on our business. Our suppliers passed the increase in Tellurium prices on to us and our ability to recover this increase from our customers was limited. Our business and operations could also be materially adversely affected by shortages in key raw materials.

The disruption or loss of relationships with vendors and suppliers for the components for our products could materially adversely affect our business

Our ability to manufacture and market our products successfully is dependent on relationships with both third party vendors and suppliers. We rely on various vendors and suppliers for the components of our products and procure these components through purchase orders, with no guaranteed supply arrangements. Certain components, including thermoelectric devices and the specially designed fans used in our CCS and HV products, are only available from a limited number of suppliers. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows. Our business and operations could also be materially adversely affected by delays in deliveries from suppliers.

The outsourcing of production to other countries entails risks of production interruption and unexpected costs

We outsource production of our products to lower cost countries in order to be price competitive and expand our market beyond the luxury vehicle segment. Such production is currently completed by suppliers located in Nogales, Mexico, Nagoya, Japan and three cities in China: Shenzhen, Tianjin and Hangzhou. Our use of suppliers located outside of the United States entails risk of production interruption and unexpected costs due to the extended logistics.

Automobile manufacturers, in particular, demand on-time delivery of quality products, and some have required the payment of substantial financial penalties for failure to deliver components to their plants on a timely basis. Such penalties, as well as costs to avoid them, such as overtime costs and overnight air freighting of parts that normally are shipped by other less expensive means of transportation, could have a material adverse effect on our business and financial condition. Moreover, the inability to meet demand for our products on a timely basis would materially adversely affect our reputation and future commercial prospects.

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

The sales cycle for our automotive products is lengthy and the lengthy cycle impedes growth in our sales

The sales cycle in the automotive components industry is lengthy and can be as long as four years or more for products that must be designed into a vehicle, because some companies take that long to design and develop a vehicle. Even when selling parts that are neither safety-critical nor highly integrated into the vehicle, there are still many stages that an automotive supply company must go through before achieving commercial sales. The sales cycle is lengthy because an automobile manufacturer must develop a high degree of assurance that the products it buys will meet customer needs, interface as easily as possible with the other parts of a vehicle and with the automobile manufacturer’s production and assembly process, and have minimal warranty, safety and service problems. As a result, from the time that a manufacturer develops a strong interest in our products, it normally will take several years before our products are available to consumers in that manufacturer’s vehicles.

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

The time required to progress through these five stages to commercialization varies widely. Generally, the more a component must be integrated with other vehicle systems, the longer the process takes. Further, products that are installed by the factory usually require extra time for evaluation because other vehicle systems are affected, and a decision to introduce the product into the vehicle is not easily reversed. Because our automotive products affect other vehicle systems and is a factory-installed item, the process takes a significant amount of time to commercialization.

Other TED products that we develop are also likely to have a lengthy sales cycle. Because such technology is new and evolving, and because customers will likely require that any new product we develop pass certain feasibility and economic viability tests before committing to purchase, it is expected that any new products we develop will take some years before they are sold to customers.

The automotive industry is subject to intense competition and our current automotive products may be rendered obsolete by future technological developments in the industry

The automotive component industry is subject to intense competition. Virtually all of our competitors are substantially larger in size, have substantially greater financial, marketing and other resources, and have more extensive experience and records of successful operations than we do. Competitors are promoting new products that may compete with our products. Additionally, heat-only devices are readily available from our competitors at relatively low prices. Competition extends to attracting and retaining qualified technical and marketing personnel. There can be no assurance that we will successfully differentiate our products from those of our competitors, that the marketplace will consider our current or proposed products to be superior or even comparable to those of our competitors, or that we can succeed in establishing new or maintaining existing relationships with automobile manufacturers. Furthermore, no assurance can be given that competitive pressures we face will not adversely affect our financial performance.

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

Any failure to protect our intellectual property could harm our business and competitive position

As of December 31, 2010, we owned 17 U.S. patents and had 26 U.S. patents pending. We also owned 23 foreign patents and had 26 foreign patent applications pending. Through our subsidiary BSST, we owned 20 U.S. patents, 27 foreign patents and had 31 U.S. patents pending and 48 foreign patents pending. Through our subsidiary ZT Plus, we owned three U.S. patents and had 10 U.S. patents pending and 18 Foreign patents pending. We also license one U.S. patent and are joint owners with Honda Motor Co. of two U.S. patents and four Japanese patents.

As of December 31, 2010, two of our issued U.S. Patents (U.S. Patent Nos. RE41,765 and 7,827,805 ) are in reexamination at the United States Patent Office. The reexamination request for U.S. Patent No. RE41,765 was filed by WET on November 17, 2010 and has not yet been granted. The reexamination request for U.S. Patent No. 7,827,805 was filed on November 12, 2010 and was granted on December 8, 2010. A first office action rejecting all of the claims in the 7,827,805 patent was issued on January 10, 2011. No assurances can be given that these patents will survive the reexamination. In the event that we are unsuccessful prosecuting these patents through reexamination, our business could be negatively impacted.

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

Because of rapid technological developments in the automotive industry and the competitive nature of the market, the patent position of any component manufacturer is subject to uncertainties and may involve complex legal and factual issues. Consequently, although we either own or have licenses to certain patents, and are currently processing several additional patent applications, it is possible that no patents will issue from any pending applications or that claims allowed in any existing or future patents issued or licensed to us will be challenged, invalidated, or circumvented, or that any rights granted under such patents will not provide us adequate protection. There is an additional risk that we may be required to participate in interference proceedings to determine the priority of inventions or may be required to commence litigation to protect our rights, which could result in substantial costs.

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

Our most significant customers typically reserve the right unilaterally to cancel contracts or reduce prices, and the exercise of such right could reduce or eliminate any financial benefit to us anticipated from such contract

Automotive customers typically reserve the right unilaterally to cancel contracts completely or to require price reductions. Although they generally reimburse companies for actual out-of-pocket costs incurred with respect to the particular contract up to the point of cancellation, these reimbursements typically do not cover costs associated with acquiring general purpose assets such as facilities and capital equipment, and may be subject to negotiation and substantial delays in receipt by us. Any unilateral cancellation of, or price reduction with respect to any contract that we may obtain could reduce or eliminate any financial benefits anticipated from such contract and could have a material adverse effect on our financial condition and results of operations. To date, we have not experienced such a cancellation and no such costs have been incurred.

The third parties that contract with our subsidiary, BSST, for research and development purposes generally also reserve the right to unilaterally terminate those contracts. There can be no assurance that BSST will continue to receive the third party reimbursements it has received over the past several years.

Our success will depend in large part on retaining key personnel

Our success will depend to a large extent upon the continued contributions of key personnel. The loss of the services of Daniel R. Coker, our President and Chief Executive Officer, or other officers could have a material adverse effect on the success of our business. Our success will also depend, in part, upon our ability to retain qualified engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel.

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

Because many of the largest automotive manufacturers are located in foreign countries, our business is subject to the risks associated with foreign sales

Many of the world’s largest automotive manufacturers are located in foreign countries. Accordingly, our business is subject to many of the risks of international operations, including governmental controls, tariff restrictions, foreign currency fluctuations and currency control regulations. However, historically, substantially all of our sales to foreign countries have been denominated in U.S. dollars. As such, our historical net exposure to foreign currency fluctuations related to sales has not been material. No assurance can be given that future contracts will be denominated in U.S. dollars or that existing contracts will be honored by our suppliers or customers, especially with respect to our customers and suppliers whose cost structure and revenue are denominated in other currencies.

The Company began a foreign currency risk management strategy in January 2010 that includes the use of derivative financial instruments designed to protect our economic value from the possible adverse effects of currency fluctuations as it relates to payments to suppliers. There is no certainty that we will not suffer losses in connection with any derivative instruments.

Our use of contractors located in foreign countries will subject us to the risks of international operations

We engage contractors located in foreign countries. Accordingly, we will be subject to all of the risks inherent in international operations, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, the imposition of tariffs and import and export controls, changes in governmental policies and other factors which could have a material adverse effect on our business.

The recent global economic and financial market crisis has had and may continue to have a negative effect on our business and operations.

The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our tier-one customers, their OEM customers and our suppliers have been severely affected by the recent economic turmoil, including bankruptcy. There is no certainty that our customers and suppliers will continue to be in business. The recent crisis could continue to lead to reduced demand for our products and could result in customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet consumer demand or affect our financial results.

Although there has been some improvement in economic conditions during 2010, the timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will continue to improve in the near future or that our financial results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of our Federal Net Operating Loss carryforwards (“NOLs”) which are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations. See Note 4 of our consolidated financial statements and related financial information indexed on page F-1 of this Report for a more complete description of our NOLs.

Credit market developments may reduce availability under our credit agreement.

Due to the current volatile state of the credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to, extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lender fails to honor its legal commitments under our $15,000,000 credit facilities, it could be difficult in the current environment to replace our credit facility on similar terms. Although we believe that our cash reserves, access to capital markets and existing credit facility will give us the ability to satisfy our liquidity needs for at least the next 12 months, the failure of the lender under our credit facility may impact our ability to finance our operating or investing activities.

Risks Relating to Share Ownership

Our quarterly results may fluctuate significantly, and the relatively small average daily trading volume of our Common Stock may adversely affect the liquidity of our Common Stock and stock price

Our quarterly operating results may fluctuate significantly in the future due to such factors as acceptance of our product by automotive manufacturers and consumers, timing of our product introductions, availability and pricing of components from third parties, competition, timing of orders, foreign currency exchange rates, technological changes, resources spent on litigation activities and economic conditions generally. Broad market fluctuations in the stock markets can adversely affect the market price of our Common Stock. In addition, failure to meet or exceed analysts’ expectations of financial performance may result in immediate and significant price and volume fluctuations in our Common Stock.

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

Our Board of Directors (our “Board”) has the authority to issue up to 4,991,000 shares of Preferred Stock and to determine the price, rights (including conversion rights), preferences and privileges of those shares without any further vote or action by the shareholders. Consistent with this authority, in January, 2009 our Board adopted a Shareholder Rights Plan (the “Rights Plan”) in which one purchase right was distributed as a dividend on each share of Company Common Stock held of record as of the close of business on February 10, 2009 (the “Rights”). If exercisable, each Right will entitle its holder to purchase from the Company one one-thousandth of a share of a newly created Series B Preferred Stock of the Company for $20.00 (the “Purchase Price”). The Rights will become exercisable if any person or group becomes the beneficial owner of 15% or more of the Company’s Common Stock or has commenced a tender or exchange offer which, if consummated, would result in any person or group becoming the beneficial owner of 15% or more of the Company’s Common Stock. If any person or group becomes the beneficial owner of 15% or more of the Company’s Common Stock, each right will entitle its holder, other than the acquiring person, to purchase a number of shares of the Company’s or the acquiror’s Common Stock having a value of twice the Purchase Price. The Rights are deemed attached to the certificates representing outstanding shares of Common Stock. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquiror from gaining control of the Company without offering a fair price to all of the Company’s shareholders; however, the existence of the Rights Plan and the rights of holders of any other shares of preferred stock that may be issued in the future, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

We do not anticipate paying dividends on our Common Stock

We have never paid any cash dividends on our Common Stock and do not anticipate paying dividends in the near future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate headquarters of approximately 12,100 square feet in Farmington Hills, Michigan (although located in Farmington Hills, such property has a Northville, Michigan mailing address) and we lease research and development facilities of approximately 33,000 square feet in Irwindale, California and 10,100 square feet in Azusa, California. BSST’s operations are primarily located at the Irwindale, California location and the Azusa, California location, which is the headquarters of its subsidiary, ZT Plus, LLC. Our Michigan lease expires August 31, 2014, the Irwindale lease expires March 31, 2016 and the Azusa lease expires September 30, 2012. We have the right to terminate the California lease on September 30, 2013. The current monthly rent of the Michigan lease, including rent and operating expense allocations, is approximately $17,000. The current monthly rent of the Irwindale lease, including rent, property taxes and insurance, is approximately $48,000. The current monthly rent of the Azusa lease is approximately $9,000. We also lease office space in Japan, Germany, Korea and China. The combined cost of these leases is approximately $34,000 per month. We believe that these facilities are adequate and suitable for their present requirements.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, but there is no current material pending litigation to which we are a party except for the patent lawsuit described below and no material legal proceeding was terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2010.

On November 17, 2009 we filed a patent infringement lawsuit against WET. The complaint was filed in the United States District Court for the Central District of California, alleging that WET infringes four patents we either own or license. On February 8, 2010, WET filed a motion to dismiss the case or transfer it to the Eastern District of Michigan. Also, on February 8, 2010, WET filed a patent infringement lawsuit against us in the Eastern District of Michigan, alleging infringement of eight patents allegedly owned or licensed by WET. On April 5, 2010, based on a determination by the California court that WET was not subject to personal jurisdiction in California, the California court dismissed our lawsuit in California. We answered the lawsuit filed by WET in Michigan, and, on May 6, 2010, asserted counterclaims alleging that WET infringes five patents we either own or license. The Michigan court has not yet set a date for trial, but we expect that a trial would not occur until 2012 or 2013.

On April 23, 2010, WET filed another lawsuit in the Eastern District of Michigan, requesting a ruling that WET does not infringe two of our patents that were not involved in the earlier Michigan lawsuit. We and WET took steps to dismiss the lawsuit without prejudice on August 18, 2010.

On December 10, 2010, we filed another patent infringement lawsuit against WET alleging that it infringes two additional patents that Amerigon owns or licenses, neither of which was involved in any earlier lawsuit. W.E.T. has not yet answered.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol ARGN. The following table sets forth the high and low sale prices for our common stock as reported on the NASDAQ Global Select Market for each quarterly period from January 1, 2009 through December 31, 2010.

2009	High	Low
1st Quarter.	$4.40	$2.14
2nd Quarter	6.85	3.46
3rd Quarter	8.90	5.50
4th Quarter	9.85	5.84
2010
1st Quarter.	$11.68	$7.76
2nd Quarter	11.18	6.91
3rd Quarter	11.96	6.98
4th Quarter	11.65	9.33

As of February 16, 2011, there were approximately 75 registered holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions. We have not paid any cash dividends since formation and we do not expect to pay any cash dividends in the foreseeable future.

The following table provides information as of December 31, 2010, with respect to our shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Common Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders:
2006 Plan:	1,635,223	$6.33	3,481,101
1997 Plan:	495,283	6.38	—

Total:	2,130,506		3,481,101
Equity compensation plans not approved by stockholders (1993 Plan)	2,000	2.01	—

Total	2,132,506	$6.34	3,481,101

A description of the material features of the above plans is incorporated herein by reference to Note 6 of our consolidated financial statements and related financial information indexed on page F-1 of this Report.

There is no currently-effective stock repurchase plan and no stock repurchases were made during 2010. The most recently-approved stock repurchase plan, which plan was announced on October 28, 2008 and pursuant to which the Board of Directors was authorized the repurchase of up to $12 million of the Company’s Common Stock, expired on October 28, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from our audited financial statements, some of which appear under Item 15 of this Report. This selected financial data might not be a good indicator of our expected results for fiscal 2011. You should read the selected financial data together with the financial statements and notes to financial statements from which this information is derived and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report.

	Year Ended December 31,
	(In thousands except per share data)
	2010	2009	2008	2007	2006
Product revenues	$112,403	$60,925	$63,613	$63,630	$50,609
Operating income	12,131	908	4,554	7,705	5,513
Net income(a)	9,358	284	3,564	7,375	3,514
Loss attributable to non-controlling interest	592	439
Net income attributable to Amerigon Incorporated	9,950	723
Basic earnings per share:
Common Stock	0.46	0.03	0.16	0.34	0.17
Convertible Preferred Stock					0.17
Diluted earnings per share	0.44	0.03	0.16	0.33	0.16
Accumulated deficit	(27,832)	(37,782)	(38,505)	(42,069)	(49,444)

	As of December 31,
	(In thousands)
	2010	2009	2008	2007	2006
Working capital(b)	$47,239	$33,542	$30,471	$30,538	$23,765
Total assets	79,422	62,382	52,599	55,986	42,396
Long term obligations	688	427	392	450	650

(a)	Net income for the year ended December 31, 2010 reflects an adjustment in the valuation allowance relating to the Company’s Federal Net Operating Loss (NOL) carryforwards resulting in an income tax benefit of $1,375. During 2010, we completed a study related to the 1999 change in control limitation amount and determined that an additional $4,044 of these NOL’s were utilizable. See Note 4 of our consolidated financial statements and related financial information indexed on page F-1 of this Report for a more detailed explanation. During 2007, we completed a study of our research and development activities and related expenses for the period from 1999 through 2006. As a result of this study we determined that our research and development expenses qualify for certain Federal and state research and development tax credits (“R&D Credits”) for that period and a deferred tax benefit was recorded for the value of those credits of $1,700 which increased our net income for the year ended December 31, 2007.
(b)	Represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, develop and market proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers. In 2010, we completed our eleventh full year of producing and selling our Climate Control Seat™ (“CCS™”) product, which provides year-round comfort by providing both active heating and cooling to seat occupants. Since we started commercial production, we have shipped approximately 6,900,000 units of our CCS product. We primarily sell directly to seat manufacturers, including JCI, Lear, Bridgewater, NHK, Marubeni, Dymos, Faurecia NHK, Faurecia Wuhan, Tacle, and Magna. These customers in turn sell our product, as a component of an entire seat or seating system, to automobiles manufactured by Ford Motor Company, General Motors, Toyota Motor Corporation Nissan and Tata Motors, Ltd. Tata Motors, Ltd. features CCS on its Jaguar and Land Rover luxury brands which it acquired from Ford Motor Company in 2008. We also have sold directly to Hyundai and we sell a small amount of after-market product.

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

During 2010, we began selling two additional products, including a heated and cooled cup holder and a heated and cooled mattress. Revenues for these products represented a small percentage of our 2010 product revenues.

During 2009, particularly in the first half of the year, our product revenues were adversely affected by a significant decline in worldwide automotive production levels. During 2009, worldwide light vehicle production declined by 13% to approximately 57 million vehicles. This drop was even more significant during the first half 2009, during which period sales declined by 29% as compared to the prior year. Our product revenues are primarily derived from vehicle production in North America and the Japan/Korea region. During 2009, on a combined basis, vehicle production for these regions declined by 28% as compared to the prior year. This decline has been largely precipitated by a decrease in the sales of light vehicles attributable to the global credit crisis and resulting global economic slowdown. During 2009, our revenue levels were 4% lower compared to the prior year despite the much more significant reduction in worldwide light vehicle production. We were able to maintain revenue levels by introducing CCS on several new vehicle platforms that were launched during the year and increasing installation rates of the CCS on existing light vehicle platforms. During 2010, global automotive production continued the recovery that began during the second half of 2009. Global automotive production during 2010 was up 23% from 2009 and was up by 39% and 19% in North America and the Japan/Korea regions, respectively. We expect that global automotive production will again increase during 2011 but at a much slower rate. Global economic factors affecting automotive production are difficult to predict and there can be no assurance of future automotive production at any level.

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

Income Taxes

We record income tax expense using the liability method which specifies that deferred tax assets and liabilities be measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and state tax rates. A valuation allowance is provided for a portion of our net deferred tax assets when we consider it more likely than not that the asset will not be realized. At December 31, 2010 and 2009, a valuation allowance has been provided for an estimated portion of our NOLs generated prior to a 1999 change in control, as defined by the internal revenue code, which limits our ability to utilize those NOLs. At our currently expected rate of future taxable income, we expect to utilize the NOLs not subject to this limitation during 2011. If future annual taxable income were to be significantly less than current and projected levels, there is a risk that some of our NOLs not already provided for by the valuation allowance would expire prior to utilization. We do not expect significant differences between our taxable income and our book earnings before income taxes.

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

Patent Costs

Our business strategy largely centers on designing products based upon internally developed and licensed technology. When possible, we protect these technologies with patents. We capitalize the costs of purchasing, developing and filing new patent applications. These costs consist of legal and filing fees. These costs are then amortized on a straight-line basis over their estimated economic useful life which is generally 17 years. We periodically review the recoverability and remaining life of our capitalized patents based upon market conditions, competitive technologies and our projected business plans. Changes in these conditions could materially impact the carrying value for our capitalized patents.

Results of Operations Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Product Revenues.    Product revenues for 2010 were $112,403,000 compared with product revenues of $60,925,000 for 2009, an increase of $51,478,000, or 84%. Higher sales were primarily the result of a much improved automotive marketplace causing higher vehicle production levels on existing programs, new model introductions and the full year effect of the addition of a rear seat option on certain existing programs. Modest initial shipments of our heated and cooled mattress, which was launched at the very end of the third quarter 2010, and our heated and cooled up holder which was launched at the end of the third quarter, also contributed to the higher product revenue levels. Unit shipments of CCS were 1,597,000 during 2010 compared with unit shipments of 874,000 during 2009, an increase of 723,000 units or 83%. The higher product revenues and unit volumes on existing programs were due to a partial recovery from historically low vehicle production levels experienced during 2009, during which, there was a significant decline in the overall automotive market. Automotive production and sales volumes, impacted by slowing worldwide economic activity and decreasing availability of consumer credit during 2009, were significantly higher during 2010 as compared to 2009. Production of light vehicles in North America increased by 39% to 11.9 million during 2010 from 8.6 million during 2009. New vehicles equipped with CCS and launched during 2010 included the Ford F250, Ford Explorer, Infiniti QX56, Nissan Patrol, Hyundai Veracruz, Hyundai Tucson, KIA Sportage, KIA Optima and KIA Sonata. Several programs that were new in 2009 including the Ford Taurus, Infiniti G Convertible, Nissan 370Z Roadster, KIA Mohave, KIA Borrego, and KIA Opris and rear seat applications on two existing programs including the Jaguar XJ and Land Rover Range Rover had higher revenue during 2010 due to the impact of shipments being made during the full year.

Cost of Sales.    Cost of sales increased to $79,664,000 during 2010 from $45,166,000 during 2009. This increase of $34,548,000, or 77%, is attributable to higher sales volumes offset partially by a higher gross profit percentage. The gross profit percentage during 2010 was 29% and was 26% during 2009. This increase is primarily attributable to a favorable change in the mix of products sold, lower raw material costs, and a greater coverage of fixed cost at the higher volume levels. TED’s, which represent the key component of the CCS system, contain the metal Tellurium (“Te”). During 2010, we had a lower cost for Te. We have implemented changes to the manufacturing process for our TEDs which enable us to use less Te per component. These changes currently impact a portion of our TED purchases; over time we expect to be able to extend the program to the balance of our TED purchases. During late 2010 and early 2011, the market for Tellurium has again begun to increase. This could lead to further increases in process from our TED suppliers. We have limited ability to pass on raw material cost increases to our customers.

Net Research and Development Expenses.    Net research and development expenses increased to $9,653,000 during 2010 from $5,994,000 during 2009. This $3,659,000, or 61%, increase was primarily due to the advanced TE materials program by BSST’s now wholly-owned ZT Plus subsidiary. When we formed ZT Plus, certain ongoing expenses associated with our advanced TE materials program were transferred to the new partnership and were partially funded by our partner, 5N Plus. These activities, and the associated cost, have been expanded since that formation date. Effective March 1, 2010, BSST purchased 5N Plus’ 50% ownership and since that date is providing 100% of the necessary funding. We are also in the process of developing new products, such as the heated and cooled mattress, heated and cooled cup holder and cold storage box and developing improvements in our current CCS system. The costs associated with these projects were greater during 2010 primarily due to some of the projects reaching the commercial launch phase of development. Partially offsetting these increases were higher research and development reimbursements which fluctuate from period to period due to the timing of different phases of the various underlying projects.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $10,955,000 during 2010 from $8,857,000 during 2009. This $2,098,000, or 24%, increase is primarily due to the opening of our European office, expenses associated with the planned opening of an office in China and an increase in the number of sales and marketing employees. We have increased our marketing resources in order to support increased activities in South Korea, Europe and China. Our selling, general and administrative expenses for 2010 also include $607,000 in legal fees associated with an ongoing product liability lawsuit with our competitor WET. We had recorded a contingent liability for these fees at the end of 2009 totaling $500,000. During the fourth quarter 2010, we increased this accrual by $307,000 reflecting incurred costs in excess of the original $500,000 liability plus an additional $300,000 representing estimated fees to be incurred during 2011.

Income Tax Expense.    We recorded an income tax expense of $2,921,000 during 2010. This amount included an adjustment to our deferred tax asset valuation allowance which lowered income tax expense by $1,375,000. This adjustment reflects a change in the amount of Federal Net Operating Losses that are limited due to a 1999 change in control. Our effective tax rate, prior to this adjustment was 35% on pre-tax income of $12,279,000. Our current income tax expense is expected to be substantially offset by our net operating loss carry forwards. Therefore, we did not have a significant cash outlay for income taxes during 2010. During 2009, we recorded an income tax expense totaling $325,000 reflecting a 53% effective tax rate on pre-tax income of $609,000. This higher effective tax rate is attributable to the effect of certain expenses, such as stock option expenses for Incentive Stock Options and meals and entertainment expenses that are not deductible for tax purposes. As our pretax earnings approach break even, as it did during 2009, these expenses have a much greater impact on the effective rate causing it to be higher.

Results of Operations Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Product Revenues.    Product revenues for 2009 were $60,925,000 compared with product revenues of $63,613,000 for 2008, a decrease of $2,688,000, or 4%. Lower sales resulting from lower volumes on existing programs, primarily during the first half of 2009, were partially offset by higher sales from new model introductions. Unit shipments were 874,000 units for 2009 compared with unit shipments of 931,000 in 2008, a decrease of 57,000 units or 6%. The lower product revenues and unit volumes on existing programs were due to a significant decline in the overall automotive market. Automotive production and sales volumes, impacted by slowing worldwide economic activity and decreasing availability of consumer credit, were significantly lower during 2009 as compared to 2008. In North America, one of our most important markets, the seasonally adjusted annual rate (“SAAR”) for vehicle sales was 10.4 million during the 2009, down 21% from 13.2 million during 2008. Vehicle production levels have been reduced even further as OEMs cut production in order to reduce new vehicle inventory levels. During 2009, production of light vehicles in North America decreased by 32% to 8.6 million from 12.6 million during 2008. New vehicles equipped with CCS and launched during 2009 included the Lincoln MKT, Ford Taurus, Jaguar XK, Nissan 370Z Roadster, Infiniti G Convertible, KIA Mohave and KIA Borrego. Two of our existing programs, the Jaguar XJ and Land Rover Range Rover, began offering CCS in the rear seating position for the first time during the third quarter 2009. Several programs that were new in 2008 including the Ford F150 Pickup, Chevrolet Suburban, Chevrolet Tahoe, Chevrolet Avalanche, GMC Yukon, GMC Yukon XL, GMC Yukon Denali, GMC Sierra Pickup, Toyota Crown Majesta and the Nissan Maxima, had higher revenue during 2009 due to the impact of shipments being made during the full year.

Cost of Sales.    Cost of sales increased to $45,166,000 in 2009 from $45,086,000 in 2008. This increase of $80,000, or 0.2%, is attributable to lower gross profit percentage partially offset by lower volumes. The gross profit percentage during 2009 was 26% and was 29% during 2008. This decrease is primarily attributable to higher raw material costs, an unfavorable change in the mix of products sold which favored programs having a lower gross margin percentage during 2009 compared with 2008 and lower coverage of fixed cost at the lower volume levels. Higher costs for Te represent the most significant portion of our higher raw material cost. During the early months of 2008, the market for Te experienced a significant increase. The average price of a kilogram of Te in 2007 was approximately $100 and increased to a peak of $286 in April 2008. We do not purchase Te directly, but have periodically agreed to price increases from our TED suppliers as a result of the increase in their Te costs. Existing Te supply contracts and on-hand inventory resulted in a delay in the impact of higher Te market prices to us until the Third Quarter 2008. Although the market for Te has moderated, the lower levels did not result in reduced costs to Amerigon because of our supplier’s need to use up inventory until late in the third quarter of 2009.

Net Research and Development Expenses.    Net research and development expenses decreased to $5,994,000 in 2009 from $6,783,000 in 2008. This $789,000, or 12%, decrease was due to the formation of ZT Plus, lower costs to support a smaller number of new vehicle programs launched during 2009 as compared to 2008 and lower costs associated with certain new product applications of our CCS technology that are currently in development. When we formed ZT Plus, certain ongoing expenses associated with our advanced TE materials program were transferred to the new partnership and were therefore partially funded by our partner, 5N Plus. The portion of ZT Plus’ expenses associated with BSST’s ownership percentage are now classified as loss from equity investment in ZT Plus and not included in net research and development expenses. During 2009 we were still in the process of developing certain new products, such as the heated and cooled bed, heated and cooled cup holder and cold storage box and developing improvements in our current CCS system; however, the costs associated with these projects were lower during 2009 primarily due to many of the projects reaching a less costly phase of development.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $8,857,000 in 2009 compared with $7,190,000 in 2008. This $1,667,000, or 23%, increase is primarily attributable to higher management bonus expense of $994,000, legal fees of approximately $500,000 for a lawsuit initiated in 2009 and higher stock option compensation expense during 2009 as compared with 2008. During 2009, we paid and or accrued bonuses under our management incentive program whereas during 2008 the management incentive bonus program was cancelled due to the significant economic and automotive downturn. On November 17, 2009 we filed a patent infringement lawsuit against a competitor, W.E.T Automotive Systems AG. During the fourth quarter 2009 we recorded a reserve totaling $500,000 as an estimate of the legal fees related to this lawsuit. The higher stock option compensation relates to options issued to employees on two separate grant dates; 485,000 option shares on July 23, 2008 and 724,000 option shares on March 11, 2009. The expenses related to these grants were partially offset by lower stock option expenses for options that became fully vested during 2009.

Loss from Equity Investment.    Investment in the ZT Plus joint venture by our subsidiary BSST was initiated on September 1, 2009. BSST’s investment in ZT Plus was, until the purchase by BSST of the interest in ZT Plus held by 5N Plus, Inc., being accounted for using the equity method which requires that BSST record a portion of ZT Plus’ income or loss equal to its ownership percentage to the extent of BSST’s investment balance. BSST’s initial contribution and initial investment balance, which was comprised of certain intellectual property, intellectual property rights and laboratory equipment, along with organizational and formation costs totaled $508,000. 5N Plus’ initial contribution was represented by a commitment to fund ZT Plus’ operating expenditures. During the period from September 1, 2009 through the end of 2009, BSST recorded a loss from equity investment in ZT Plus totaling $492,000 representing BSST’s share of ZT Plus’ loss for the period.

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

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	December 31, 2010	December 31, 2009
	(in Thousands)
Cash and cash equivalents	$26,584	$21,677
Short-term investments	9,761	6,704

	$36,345	$28,381

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of further business opportunities. Cash and cash equivalents increased by $4,907,000 and our short-term investments increased by $3,057,000 in 2010.

Cash provided by operating activities during 2010 was $12,394,000 and was attributable to net income of $9,538,000, plus non-cash adjustments. Non-cash adjustments included depreciation and amortization of $1,368,000, deferred taxes of $1,875,000, stock option compensation of $1,275,000, provision for doubtful accounts of $253,000, defined benefit plan expense of $251,000 and loss from equity investment of $22,000. Partially offsetting these was a net increase in net operating assets and liabilities of $2,008,000.

As of December 31, 2010, working capital was $47,239,000 as compared to $33,542,000 at December 31, 2009, an increase of $13,697,000, or 41%. Increases in cash and cash equivalents, short term investments, accounts receivable, inventory, current deferred tax assets and prepaid expenses of $4,907,000, $3,057,000, $3,867,000, $4,284,000, $3,978,000 and $641,000, respectively, were partially offset by increases in accounts payable and accrued liabilities of $5,053,000 and $2,134,000, respectively. Accounts receivable and accounts payable increased primarily as a result of a $7,319,000 increase in product revenues during the fourth quarter of 2010 compared with product revenues in the fourth quarter of 2009 and related increase in inventory purchasing to support the higher revenues. Accrued liabilities increased primarily due to higher income taxes payable reflecting higher current taxable income and higher accrued royalties and warranty expense reflecting the increased revenues during 2010. A portion of our deferred tax assets represent net operating loss and credit carry forwards. We classified a larger portion of these assets as current at December 31, 2010 as compared with December 31, 2011 due to a greater expectation for current utilization during the next year. Our cash and cash equivalents and short term investments increased due to positive cash flow generated during the year from all activities. Our short-term investments consist entirely of Certificates of Deposit (“CDs”). The CDs are held by a number of different financial institutions with no individual deposit exceeding $250,000 at any individual institution. Our entire CD portfolio is therefore protected by insurance provided by the Federal Deposit Insurance Corporation (“FDIC”).

Cash used in investing activities was $10,021,000 during 2010, reflecting purchases of short-term investments of $11,612,000 less maturities of $8,555,000, cash paid to purchase of a non-controlling interest in BSST for $3,380,000, purchase of ZT Plus assets for $1,500,000, purchases of property and equipment totaling $957,000, cash paid to acquire new patents and patent application filings of $861,000, and cash invested in corporate owned life insurance of $266,000. Purchases of property and equipment for the period are primarily related to new equipment purchases for newly launched production programs.

Cash provided by financing activities was $2,438,000 during 2010, representing proceeds of Common Stock option exercises of $2,438,000.

We have $15,000,000 in revolving credit lines (“Revolving Credit Lines”) with Comerica Bank to fund future working capital requirements. At December 31, 2010, no revolving loans were outstanding. The Revolving Credit Lines also provide for a letter of credit sub-facility of $5,000,000. At December 31, 2010, outstanding letters of credit were $450,000. Loans bear interest at a Daily Adjusting LIBOR Rate, as defined by the credit agreement, plus an Applicable Margin, as defined by the credit agreement, of 1.750%. The Daily Adjusting LIBOR Rate at December 31, 2010 was 0.25%. The Revolving Credit Lines are secured by all of the Company’s assets and expire on October 31, 2011. Under the terms of the credit agreement, the Company must maintain certain financial ratios including a minimum tangible net worth ratio and a minimum funded debt to EBITDA ratio, as defined by the credit agreement. At December 31, 2010, the Company was in compliance with all terms of the credit agreement as amended.

BSST is engaged in a research and product development effort to improve the efficiency of thermoelectric devices. Until December 2010, Amerigon and Dr. Lon E. Bell owned 85% and 15%, respectively, of the outstanding interests in BSST. Amerigon purchased Dr. Bell’s ownership interest $3,380,000 during December 2010.

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing activities. Based on its current operating plan, management believes cash and equivalents at December 31, 2010 along with proceeds from future revenues are sufficient to meet operating needs for the foreseeable future.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

The Financial Accounting Standards Board (“FASB”) has issued changes to the accounting for variable interest entities. The changes provide guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The changes include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable interest entity. The changes were effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company adopted the changes on January 1, 2010 which did not have a material impact on the Company’s consolidated financial statements.

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

Tabular Disclosure of Contractual Obligations

As of December 31, 2010, the following amounts, aggregated by type of contract obligation, are known to come due in the periods stated:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Operating Lease Obligations	$2,528	$943	$1,585	$–	$–

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, our debt obligations under our revolving line of credit and foreign currency contracts. We currently place our investments in Certificates of Deposits with multiple banks. We have in the past, and may in the future, also place our investments in debt instruments of the U. S. government and in high-quality corporate issuers. Our investment policy seeks to ensure the safety and preservation of our invested funds by limiting default risk and market risk. We currently have no investments denominated in foreign country currencies.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. The Certificates of Deposit are held by a number of different financial institutions with no individual deposit exceeding $250,000 at any individual institution. Our entire CD portfolio is therefore protected by insurance provided by the Federal Deposit Insurance Corporation (“FDIC”). All of the marketable securities shown in below are expected to mature during 2011. The carrying value approximates fair value at December 31, 2010.

Marketable Securities	Carrying Value	Average Rate of Return at December 31, 2010
Money Market Mutual Funds	$24,602,000	0.06%
Certificates of Deposit	$9,761,000	0.55%

Borrowings under our revolving line of credit bear interest at Comerica Bank’s prime rate (3.25% at December 31, 2010). As of December 31, 2010, there are no borrowings outstanding under our line of credit.

Our purchases of certain of our components are denominated in Japanese Yen. In order to protect ourselves from changes in the exchange rate between the U.S. Dollar and Japanese Yen we periodically enter into foreign currency forward contracts to purchase the Japanese Yen. As of December 31, 2010 we had no open forward currency contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Financial Information—Selected Quarterly Financial Data

Unaudited Quarterly Financial Data

For the Years Ended December 31, 2010 and 2009

(In thousands, except per share data)

	For the three months ended,
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Product revenues	$24,188	$28,812	$30,486	$28,917
Gross margin	6,643	8,704	8,805	8,587
Operating income	2,379	3,351	4,008	2,393
Net income	1,543	2,117	2,563	3,135
Loss attributable to non-controlling interest	107	190	128	167
Net income attributable to Amerigon Incorporated	1,650	2,307	2,691	3,302
Basic earnings per share	$0.08	$0.11	$0.12	$0.15
Diluted earnings per share	$0.07	$0.10	$0.12	$0.15

	For the three months ended,
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Product revenues	$10,170	$10,715	$18,442	$21,598
Gross margin	2,418	2,531	4,545	6,265
Operating income (loss)	(1,477)	(1,209)	1,219	2,375
Net income (loss)	(936)	(869)	789	1,300
Loss attributable to non-controlling interest(a)	—	—	342	97
Net income (loss) attributable to Amerigon Incorporated	(936)	(869)	1,131	1,379
Basic earnings per share	$(0.04)	$(0.04)	$0.05	$0.07
Diluted earnings per share	$(0.04)	$(0.04)	$0.05	$0.06

(a)	A change in accounting method under ASC 810 “Consolidation” effective during 2009 requires that a noncontrolling interest, previously referred to as a minority interest, be reported as part of equity in the Consolidated Financial Statements and losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. A 15% non controlling interest in our subsidiary BSST was held by BSST President and CEO Dr. Lon Bell until December 2010. The change in accounting method, which was effective on January 1, 2009, was not included in the first and second quarters as reported, and as a result, the 2009 third quarter reflects the year to date benefit for this adjustment which increased net income attributable to Amerigon by $342, or $0.01 per diluted share. The amount of the benefit related to the first and second quarters included in this amount was $116 and $125, respectively.

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

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, both as of December 31, 2010. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of December 31, 2010. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report included under Item 15.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

All directors are elected annually and serve a one-year term until the next annual meeting. Our current directors are as follows:

Name	Age	Biographical Information	Director Since
Lon E. Bell, Ph. D.	70	Founded Amerigon in 1991 and is currently a special consultant to the Company. Dr. Bell Served as President and Chief Executive Officer of the Company’s BSST subsidiary from 2000 until 2010. Dr. Bell served as Director of Technology until 2000, Chairman of the Board and Chief Executive Officer until 1999, and President until 1997. Dr. Bell received a B.S. in mathematics, a M.S. in rocket propulsion and a Ph.D. in mechanical engineering from the California Institute of Technology.	2007

Francois J. Castaing	65	Retired in 2000 as technical advisor to the Chairman of DaimlerChrysler Corporation. Prior to his retirement, Mr. Castaing spent thirteen years with Chrysler Corporation in senior vice-presidential positions. From 1980 to 1987, Mr. Castaing was Vice President of Engineering and Group Vice President Product and Quality of American Motors, until Chrysler acquired that company. Mr. Castaing began his career with Renault as Technical Director for Renault Motorsport Programs. Mr. Castaing is currently Chairman of the Detroit Science Center. He serves also on the board of FIRST: For Inspiration and Recognition of Science and Technology, a non-for-profit foundation. Mr. Castaing is a director of publicly traded TRW Automotive Holdings Corp.	2001

Daniel R. Coker	58	President and Chief Executive Officer of Amerigon since 2003. Mr. Coker joined Amerigon in 1996 as Vice President of Sales and Marketing. Prior to joining Amerigon, Mr. Coker worked with Arvin, Inc. from 1986 through 1995 as Vice President and General Manager of North American Operations. Mr. Coker received his bachelor’s degree from Tennessee Technological University.	2007

John M. Devine	66	Executive Chairman since February 2008 and currently acting Chief Executive Officer since November 2010 of Dana Holding Corporation, a publicly traded $6.0 billion supplier to the global automotive, commercial vehicle and off-highway markets. Retired in 2006 as Vice Chairman and Chief Financial Officer of General Motors Corporation, positions he held from 2001 to 2006. Prior to joining General Motors, Mr. Devine served as Chairman and Chief Executive Officer of Fluid Ventures, LLC, an Internet start-up investment company. Previously, Mr. Devine spent 32 years at Ford Motor Company, where he last served as Executive Vice President and Chief Financial Officer. Mr. Devine holds a B.S. in economics from Duquesne University and an M.B.A. in business administration from the University of Michigan.	2008

Name	Age	Biographical Information	Director Since
Maurice E.P. Gunderson	59	Senior Partner at CMEA Ventures, a San Francisco-based venture capital firm, and the Managing Member of the consulting firm Shingebiss, LLC. Previously, Mr. Gunderson spent 15 years as the co-founder and Managing Director of Nth Power, a venture capital firm specializing in investments emerging from the global restructuring of the energy industry. Mr. Gunderson received a B.A. and M.S. in mechanical engineering from Oregon State University and an M.B.A. from Stanford University. Mr. Gunderson is a director of the following privately-held companies: Superprotonic, Inc., NuScale Power, Inc., CFX Battery, Inc. and Scion-Sprays Ltd.	2007

Oscar B. Marx, III	72	Chairman of the Board of Directors since 1999 and Interim Chief Executive Officer of the Company from October 2001 through March 2003. Mr. Marx served as President and CEO of TMW Enterprises, Inc., a private investment firm located in Troy, Michigan, from 1995 to 2001. In 1994, Mr. Marx was President and Chief Executive Officer of Electro-Wire Products (predecessor to TMW Enterprises, Inc.), a major supplier of electrical distribution systems to the automotive industry. Mr. Marx retired from Ford Motor Company in 1994 as Vice President of its Automotive Components Group (currently known as Visteon Corporation). Mr. Marx is a director of privately-held Ritz Interactive, Inc.	1999

James J. Paulsen	71	Retired Ford Motor Company senior executive. Until his retirement in 1995, Mr. Paulsen served as President of Ford’s China Operations, with responsibilities for initiating Ford’s entry into the China market. He was also Executive Director of the Corporate Quality Control Office reporting to the company President. Mr. Paulsen has served as General Manufacturing Manager for several of Ford’s major component divisions.	1999

Executive Officers of the Registrant

Reference is made to the information disclosed in Part I of this Report under the heading “Executive Officers of the Registrant”, which information is incorporated here by reference.

Qualifications of Directors

Below is a brief discussion of the specific experience, qualifications, attributes or skills that led to the conclusion that each of our directors should serve as a director of the Company. We believe that our directors, as a whole, have an appropriate balance of knowledge, experience, skills and expertise required for our Board of Directors. We believe that our directors have a broad range of personal characteristics, including leadership, management, technological and financial experience, and the ability to act with integrity using sound judgment. We also believe that our directors provide leadership to management and are willing to commit the requisite time for preparation and attendance at Board and committee meetings.

Dr. Bell founded our Company and previously served as its Chief Executive Officer and President; consequently, he is very familiar with the operations of our business. Dr. Bell is also a leading scientist in the field of thermoelectrics. His technical knowledge is key to our development of new materials, products and processes. He also has extensive experience in working with governmental agencies, historically one of the key sources of funding for our research and development subsidiary, BSST LLC, which Dr. Bell led as its President from 2000 until 2010.

Mr. Castaing’s distinguished career in the automotive industry has given him extensive experience in what is currently our most important customer market. During his tenure at some of the world’s largest automobile manufacturers, Mr. Castaing developed leadership, strategic planning and organizational skills that benefit the Company. In addition, his technical background allows him to understand the Company’s operations and assist in problem solving.

Mr. Coker has served as our President and Chief Executive Officer since 2003 after first joining Amerigon as Vice President of Sales and Marketing in 1996. As a result, Mr. Coker has extensive knowledge of the day to day operations of our business. Mr. Coker’s engineering background allows him to fully understand and manage our business. His experience as our highest ranked officer, coupled with the managerial positions he previously held in other automotive-related companies, has given Mr. Coker industry insight, leadership skills and executive management skills key to our Company’s performance.

Mr. Devine has held senior executive positions at both General Motors and Ford Motor Company in the area of finance. Having served at various times as the Chief Financial Officer of both automakers, he has extensive expertise in the areas of finance, strategic planning and management. Mr. Devine’s finance background makes him an important member of our Audit Committee. His extensive experience in the automotive industry, including his current experience as Chief Executive Officer of a major automotive supplier, makes him an important part of our Board.

Mr. Gunderson has significant financial and managerial experience stemming from his background as a venture capitalist. He has significant experience investing in growth industries, similar to the Company’s investment in new thermoelectric technologies. Mr. Gunderson sits as a director for several energy and materials-related companies and brings important leadership and governance skills to the Board. He also has an engineering background which helps him better understand the Company’s business and operations.

Mr. Marx, our Chairman of the Board, previously served as our Interim Chief Executive Officer. As a result, he is very familiar with the Company’s business. Mr. Marx’s experience as a senior executive at other automotive-related companies, including Ford Motor Company, give him relevant industry, managerial and strategic planning expertise key to our Company’s success. He also has financial experience and skills that make him a valuable member of our Audit Committee.

Mr. Paulsen has extensive global automotive expertise resulting from the positions he held at Ford Motor Company, including as the President of Ford’s China operations. Asia is an important market to the Company and Mr. Paulsen’s experiences in China add value to the Board. Mr. Paulsen also has extensive supervisory, organizational and human resources skills based on his prior experiences in managerial positions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports furnished to us during or with respect to 2010, or written representations that no filings on Form 5 were required, we believe that during 2010 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with, except as follows: (a) one report with respect to the exercise of a stock option and related sale of stock by officer Barry G. Steele was filed late, (b) one report with respect to the exercise of a stock option and related sale of stock by former officer Sandra L. Grouf was filed late, (c) one report with respect to the exercise of a stock option and related sale of stock by director James J. Paulsen was filed late and (d) the report setting forth the initial statement of beneficial ownership of Stephen C. Davis was filed late.

Code of Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code may be viewed on the Company’s website, www.amerigon.com under the link “About”; a copy may also be obtained free of charge by delivering written request to: Barry G. Steele, Secretary of Amerigon Incorporated, 21680 Haggerty Road, Suite 101, Northville, Michigan 48167.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, a provision in our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code definition enumerated in Securities and Exchange Commission, Regulation S-K, Item 406(b) by posting such information on our website at www.amerigon.com within four business days following the date of the amendment or waiver.

Director Nominations by Security Holders

There have been no material changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of filing of the Company’s definitive proxy statement filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders. Security holders wishing to send nominations or other communications directly to the Board of Directors or to a specific member of the Board of Directors are asked to send such communications via U.S. Mail to the attention of Barry G. Steele, Secretary of Amerigon Incorporated, 21680 Haggerty Road, Suite 101, Northville, Michigan 48167. Security holders sending such communications should clearly mark the item as intended for delivery to the Board of Directors or to a specific member of the Board of Directors of Amerigon. Mr. Steele has been instructed by the Board of Directors to screen each communication so received only for the limited purposes of ascertaining (1) whether such communication is indeed from a security holder and (2) whether such communication relates to Amerigon. Mr. Steele will promptly forward copies of all such communications that pass his limited screening to each member of the Board of Directors, in the case of communications to the entire Board of Directors, or to the particular member addressee. Delivery by Mr. Steele will be completed by mail, facsimile or e-mail, as Mr. Steele determines is appropriate.

Audit Committee Information

An Audit Committee has been established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is currently comprised of directors Castaing, Devine and Marx.

Audit Committee Financial Experts

The Board of Directors has reviewed the experience, qualifications and skills of each member of the Audit Committee and determined that Mr. Devine, (who meets the Nasdaq heightened standard of independence for audit committee purposes and who is currently the Chairman of the Audit Committee) is an “audit committee financial expert,” as such term is used in Item 401 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Mr. Devine’s experience that qualifies him as an audit committee financial expert includes his previous experience as the Vice Chairman and Chief Financial Officer of General Motors and as the Executive Vice President and Chief Financial Officer of Ford Motor Company. He also currently holds the position of Chief Executive Officer of Dana Holding Corporation. The Board of Directors has determined that Mr. Marx (who meets the Nasdaq heightened standard of independence for audit committee purposes) also qualifies as an audit committee financial expert. Mr. Marx’s experience that qualifies him as our audit committee financial expert includes his experience as the Chief Executive Officer of a major automotive industry supplier and his experience as Vice-President of Ford Motor Company’s Automotive Components Group, and his recent experience as the President and Chief Executive Officer of a private investment firm.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee

The Company’s Compensation Committee is responsible for evaluating the Chief Executive Officer’s and all other executive officers’ performance, including with respect to established goals and objectives, and making recommendations to the Board of Directors concerning all direct and indirect compensation, benefits and perquisites (cash and non-cash) for the executive officers based on such evaluation. The Company’s Compensation Committee is currently comprised of two Independent Directors (as defined in Item 13 below), Messrs. Gunderson and Paulsen. The Compensation Committee held 4 meetings during 2010.

The Board of Directors has adopted a written charter for the Compensation Committee, a current copy of which is available on the Company’s website at www.amerigon.com under the link “About”; a copy may also be obtained free of charge by delivering written request to: Barry G. Steele, Secretary of Amerigon Incorporated, 21680 Haggerty Road, Suite 101, Northville, Michigan 48167.

The Compensation Committee may delegate any of its responsibilities to subcommittees as the Compensation Committee deems appropriate. The Committee has the authority to retain compensation consultants to assist in the evaluation of compensation, and has the sole authority to retain and terminate such firms and to approve their fees and other retention terms. The Compensation Committee also has authority to retain other advisors. Consultants and advisors were retained by the Compensation Committee during 2010 for the purpose of supplying compensation survey data, but not for the purpose of determining or recommending the amount or form of compensation for our directors or executive officers and no additional services, unrelated to the purpose of such consultation, were provided by any such consultants or advisors to the Company.

Proposals regarding compensation of executive officers and directors (including recommending bonus formulas and plans, performance measures, compensation and award levels, and payout amounts) are generally made by management after review by the Chairman of the Board. The Company’s Chief Executive Officer generally prepares materials and agendas for Compensation Committee meetings, attends the meetings and keeps the minutes of the meetings, but is excused from the meetings when his presence is deemed inappropriate by the Compensation Committee. The Chief Executive Officer is not present during voting or deliberations regarding his compensation.

In evaluating proposals regarding compensation, the Compensation Committee relies primarily on its members’ review of information from various publications and hired consultants, their extensive experience with compensation practices in other businesses, information included in proxy statements of similar companies with comparable market capitalization and comparable revenues, and its members’ subjective review of the reasonableness and fairness of proposed compensation in light of all relevant circumstances.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or was a former or current officer or employee of the Company or any of its subsidiaries. No member of the Compensation Committee has or had any relationship requiring disclosure by us pursuant to Securities and Exchange Commission rules regarding disclosure of related party transactions.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth below under the caption “Compensation Discussion and Analysis” with our management. Based on this review and discussion, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

By the Compensation Committee

Maurice E.P. Gunderson
James J. Paulsen

Compensation Discussion and Analysis

General Compensation Objectives.    The Compensation Committee’s overall compensation objectives applicable to our executive officers are to provide a compensation package intended to attract, motivate and retain qualified executives and to provide them with incentives to achieve our annual goals and increase shareholder value. The Compensation Committee reviews these objectives each year and has affirmed this philosophy. The Compensation Committee implements these objectives through salaries, bonuses, equity incentives, a 401(k) plan, a defined benefit plan for our President and Chief Executive Officer and miscellaneous personal benefits. Our objectives and reasons for selecting each of these elements are described below.

Our compensation philosophy is to emphasize compensation that provides executives with incentives to achieve our annual budgeted goals and increase shareholder value. To that end, as described below, we have adopted a bonus plan that is tied directly to achieving particular results, and we award equity incentives designed for executive retention and to provide executives with incentives to increase shareholder value. Each is intended to represent a potentially significant portion of our executives’ total compensation. Generally, the annual bonuses we pay are based on a varying percentage of an executive’s salary and, as a result, changes in an executive’s salary generally change the amount of his or her annual bonus. Equity incentives are generally determined based on the executive’s position rather than his or her salary.

Comparability.    Based on reviews of information from various publications and hired consultants, their extensive experience with compensation practices in other businesses, information included in proxy statements of similar companies with comparable market capitalization and comparable revenues, and its members’ subjective review of the reasonableness and fairness of proposed compensation in light of all relevant circumstances, the Compensation Committee has determined that the salaries paid to the Company’s executives are in line with the compensation offered by other similarly-situated companies and that the bonus compensation is reasonable. The Compensation Committee has also determined that the total compensation, including equity compensation, paid to the Company’s executive officers is reasonable and fair based on the independent information available. The list of companies which we consider to be comparable for purposes of the above analysis, and for which our independent consultants have historically provided benchmark data, are Core Molding Technologies Inc., Fuel Systems Solutions Inc., Hawk Corp., Iteris Inc., Motorcar Parts America Inc., Quantum Fuel Systems Technologies, Strattec Security Corp. and Williams Controls Inc. We believe such companies are generally comparable to our Company in terms of revenue, market capitalization and industry.

Salaries.    The Compensation Committee’s policy is to provide salaries that it believes are necessary to attract and retain qualified executives. In determining its recommendations for executive officer salaries, the Compensation Committee generally relies on the recommendations of its President and Chief Executive Officer and on the Compensation Committee’s review of salaries paid to similar officers at comparable companies as described above under “Comparability”. The Compensation Committee also considers individual performance, the executive officer’s position and experience, the Company’s financial resources, the executive officer’s existing salary and the salaries of our other officers and employees. On an annual basis, executive salaries are reviewed by the Compensation Committee. Salary increases for executive officers are generally granted after this review. Historically, such increases have been between 3% and 5% and represented a combination of both a cost of living / inflation adjustment and a merit raise. For 2009, the Compensation Committee determined not to increase salaries in connection with the Company’s efforts to reduce costs. Because salary increases are generally implemented during the middle of the year rather than at the beginning of the year, the amounts listed under “Salary” in the Summary Compensation Table below are higher for 2009 than for 2008 for most named executives because the 2009 amounts represent a full year of increased salary following the mid-2008 cost of living and merit increases. Because our executives did not receive a salary increase for 2009, we concluded that a regular salary increase, based on the criteria stated above and consistent with the range stated above, was appropriate for 2010. Whether salary increases for 2011 will be granted has not yet been determined.

Bonuses.    The Compensation Committee’s policy is to make a meaningful portion of an executive’s compensation contingent on achieving performance targets for the year. For 2008, the Compensation Committee adopted a 2008 Management Incentive Plan that covered all of our executive officers. Such Plan was tied directly to the Company’s achievement of particular financial goals. For 2009 and 2010, the Compensation Committee concluded to adopt a different bonus plan (the “New Bonus Plan”) that focused on achievement of personal goals. All of our executive officers participated in the New Bonus Plan in 2009 and 2010 except for Lon Bell, who participated in the BSST bonus plan in 2009 and received no bonus in 2010. Dr. Bell retired on December 31, 2010.

The New Bonus Plan was designed to encourage Company employees to operate as entrepreneurial stakeholders and reward them for bringing value to the Company by meeting or exceeding financial and operational objectives. To be eligible to receive an incentive award under the New Bonus Plan, an employee must be employed on the bonus payment date. For 2009 and 2010, the New Bonus Plan implementation was divided into two distinct reporting periods. The first half and the second half of the year. Upon achievement of the applicable criteria for each half, eligible employees are entitled to receive bonuses of a pre-determined amount. The achievement of or failure to achieve the applicable criteria for one half of the year was not used to determine whether the criteria for the other half of the year had been achieved.

The Compensation Committee, working with management, establishes individual performance objectives for each individual participating in the New Bonus Plan. The objectives are broad-ranging and, depending upon the individual’s position, included items such as eliminating or reducing specific expenditures, completing engineering objectives, developing new business, streamlining operations, completing other specific projects and other similar types of objectives. None of the individual performance objectives pertain to company-wide financial performance targets. All individual performance targets are subjective and the New Bonus Plan gives the Compensation Committee the right to determine if the pre-determined objectives have been met.

With respect to employees of BSST, a separate bonus plan was established in 2009 by the Compensation Committee that tied payment to achievement of certain technological advancements by BSST during the fiscal year. Those achievements were established by the Compensation Committee with input from management of BSST. For 2010, a separate bonus plan was not established for employees of BSST but instead such employees participated in the New Bonus Plan.

For 2010, the Compensation Committee determined that all of named executive officers achieved their individual, subjective performance objectives and recommended to the Board of Directors that bonuses be paid to each of them. The Board of Directors adopted such recommendation. As a result of Dr. Bell’s retirement in December, 2010, he will not receive a bonus with respect to 2010.

The Compensation Committee does not have a formal written policy regarding adjustment of bonus payments if the relevant performance measures or underlying facts upon which they are based are restated or otherwise adjusted in a manner that would materially increase or reduce the size of the incentive payment, but the Compensation Committee concluded that, for 2010, no such restatement or adjustment occurred.

Equity Incentives.    The Compensation Committee uses the award of stock options to executive officers to retain them and provide a long-term incentive to increase shareholder value. The Compensation Committee’s policy is that these equity incentives should be a significant portion of an executive’s potential compensation because increasing shareholder value is management’s primary objective. In 2009, the Compensation Committee recommended that stock options be awarded to the Company’s executive officers and key employees. This decision was made, in part, because many of our executives held options that were fully vested and the Compensation Committee believes that this provides only a limited incentive for our key executives to remain with the Company. Because of the award of new stock options in 2009, the Compensation Committee concluded not to grant new stock options to the Company’s executives and key employees in 2010. Whenever stock options are awarded, the Company’s policy is to fix the exercise price of the options at the fair market value of the underlying shares on the date of grant. Therefore, such options only provide compensation if the price of the underlying shares increases. As of December 31, 2010, there remained 3,481,101 shares available for grant under the 2006 Equity Incentive Plan. No shares remain available for grant under the 1993 Stock Option Plan or the 1997 Stock Incentive Plan. The Committee does not have a policy of timing option grants in coordination with the release of material non-public information. The Committee generally considers equity incentive grants on an annual basis and at varying times throughout the year, generally based upon recommendations from the Board of Directors that additional equity incentives are appropriate.

The Compensation Committee’s policy has been to grant options that vest over a specific period (generally three or four years) to provide an incentive for the recipient to remain with us, to provide a long-term incentive and to lessen the accounting charge for such options (which is generally amortized over the vesting period). We do not have any stock ownership requirements for executive officers or directors; however, each of our executives has a significant number of exercisable options. In addition, the vesting of all of our option and restricted share awards may, upon certain determinations by the Board of Directors, accelerate upon a change in control to provide a greater incentive for all optionees to complete change in control transactions that benefit shareholders by allowing them to participate in the benefits of the transaction regardless of whether their employment will continue. The vested portion of options granted to executives and directors generally remain exercisable after termination of employment until their original expiration date. The Committee’s policy is to provide new executives with stock options to attract them to us. The number of options awarded is based on negotiations with new executives, management’s recommendations and the Committee’s subjective judgment primarily after reviewing the number of options granted to our other executives.

Defined Benefit Plan.    During 2008, the Compensation Committee recommended a new defined benefit plan benefiting the Company’s President and Chief Executive Officer, Daniel R. Coker. Such plan was subsequently approved by the Independent Directors. The defined benefit plan was intended to entice Mr. Coker to maintain employment with the Company for a considerable period of time. Stability and competence at the executive level was a key factor in our decision to recommend such plan. The plan, more fully described in Note 12 of our consolidated financial statements and related financial information indexed on page F-1 of this Report, includes a vesting period that begins on April 1, 2011 and continues for six years. The considerable period of time between adoption of the plan and its full vesting is consistent with our compensation goals of retaining a qualified President and Chief Executive Officer. The plan provides for fifteen annual benefit payments of $300,000 each beginning January 1, 2018. Based on our review of the benefits offered to President and Chief Executive Officers of other similarly-situated companies, and based on our desire to retain the services of Mr. Coker, we believe that the defined benefit plan is fair and reasonable. Other than the defined benefit plan described above, Amerigon does not maintain any post-retirement medical benefits, non-qualified deferred compensation plans or retirement or pension plans, other than our 401(k) Plan, which is available to all of our employees.

401(k) Plan.    We have adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged basis, and our executive officers are eligible to participate in this plan on the same basis as other participants. Participants may defer specified portions of their compensation and (1) we match 50% percent of employee contributions up to a contribution by us equal to 2% percent of the employee’s compensation and (2) we may, but are not required to, make additional discretionary contributions. The Compensation Committee has not made any discretionary contribution to the 401(k) Plan since its inception.

Vacation Pay.    All Company employees are subject to the same vacation pay policy. The number of days of vacation time available to each employee is based on the number of years such employee has worked for the Company. Employees are encouraged to take all of their available vacation time each year, but may carryover any unused vacation time indefinitely. To the extent that an employee has more than 40 hours of accumulated vacation time at any time, he or she may elect to receive a lump sum payment for any portion of such excess hours at his or her then-current rate of pay. In addition, upon an employee’s termination of employment with the Company, he or she will receive a lump sum payment for all unused vacation time at his or her then-current rate of pay. Employees that have accumulated vacation in excess of 240 hours on June 30 or December 31 of any year are paid a mandatory lump sum payment equal to such excess at his or her then-current rate of pay.

Employment and Change in Control Agreements.    The Company’s policy, as approved by the Compensation Committee is to not execute formal employment agreements with our executive officers. The Compensation Committee believes that it has been able to attract qualified executives without the need to negotiate and enter into formal agreements.

Perquisites.    We provide certain of our executive officers with use of a company-owned automobile. Our most important product is the system that heats and cools automobile seats and we believe it is important that our executive officers not only thoroughly understand our product but also present themselves to others as users of our product. We allocate the costs of such automobiles between business and personal use and report the personal use portion as additional compensation paid to the applicable employee. The Company also provides club memberships to our President and Chief Executive Officer. These memberships are used for entertaining current and potential customers and suppliers and other business associates of the Company. They are also used as meeting locations. We allocate the costs of such club memberships between business and personal use and report the personal use portion as additional compensation paid to our President and Chief Executive Officer.

Special Payments on Restricted Stock Vesting.    The Compensation Committee concluded to make a special one-time bonuses to selected executive officers in 2009 upon the vesting of restricted stock they held. Such executive officers had received restricted stock in prior years and, as a result of the vesting of such restricted stock during 2009, were required to make estimated tax payments in respect of those shares in early 2009. Because no bonus was paid to this group of executive officers during 2008, the Compensation Committee determined it was appropriate to assist such officers in the payment of their estimated tax obligations by granting them one-time special bonus payment. The Compensation Committee considered these special one-time bonuses when they established the amount of bonus to be paid to such executive officers for 2009 under the New Bonus Plan.

Section 162(m) Policy.    The Compensation Committee reserves the right to pay compensation to Company executives in amounts it deems appropriate regardless of whether such compensation is deductible for federal income tax purposes. The Committee believes providing the compensation it deems appropriate is more important to the Company than the potential loss of related compensation deductions, especially in light of the Company’s net operating loss carryforwards, the non-cash nature of deductions available upon the exercise of stock options, and the current levels of its base salaries and bonuses. To date, Section 162(m) has not prevented us from deducting compensation paid to our executive officers.

Summary Compensation Table

The following table sets forth compensation information for 2010, 2009 and 2008 for the following “Named Executive Officers”: (1) our Chief Executive Officer (CEO), (2) our Chief Financial Officer (CFO), (3) our three most highly compensated executive officers other than our CEO and our CFO who were serving as executive officers at the end of 2010 and (4) Dr. Lon E. Bell, who was not serving as an executive officer at the end of 2010 but would have been one of our three most highly compensated executive officers other than our CEO and CFO under (3) above but for the fact that he was not serving as an executive officer at the end of 2010.

Name and Principal Position	Year	Salary ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Changes in Non- qualified Deferred Compen- sation Earnings ($)(f)	All Other Compen- sation ($)(g)		Total ($)
Daniel R. Coker,	2010	$308,672	$—	$300,000	$228,000	$21,592		$858,264
President and Chief Executive Officer	2009	291,200	156,450	195,000	202,000	33,216		877,866
	2008	285,600	313,050	—	142,000	34,663		775,313

Lon E. Bell,	2010	$233,100	$—	$35,000	$—	$187,705	(a)	$455,805
Former President of BSST LLC(a)	2009	222,000	104,300	78,000	—	11,394		415,694
	2008	222,000	203,483	46,000	—	13,432		484,915

James L. Mertes,	2010	$200,122	$—	$100,000	$—	$19,336		$319,458
Vice President of Quality and Operations	2009	194,293	52,150	85,000	—	27,662		359,105
	2008	191,463	109,568	–	—	17,781		318,812

Daniel J. Pace,	2010	$195,961	$—	$120,000	$—	$10,480		$326,441
Vice President of Sales and Marketing	2009	188,424	52,150	85,000	—	11,889		337,463
	2008	185,680	109,568	–	—	11,262		306,510

Barry G. Steele,	2010	$204,168	$—	$135,000	$—	$19,853		$359,021
Vice President of Finance, Chief Financial Officer, Secretary and Treasurer	2009	192,611	52,150	115,000	—	25,517		385,278
	2008	188,025	109,568	—	—	13,502		311,095

Stephen C. Davis,	2010	$208,000	$—	$110,000	$—	$9,475		$362,148
Vice-President of Engineering and Product Development(b)

(a)	Dr. Bell retired on December 31, 2010. In connection with his retirement, the Company agreed to pay Dr. Bell a termination of service payment equal to $174,825. Also, see Item 13, Certain Relationships and Related Transactions and Director Independence, for a description of the transactions between the Company and Dr. Bell pursuant to which the Company purchased Dr. Bell’s interest in BSST, LLC and his reversionary rights in certain intellectual property.
(b)	Mr. Davis was named an executive officer in May, 2010; however, the amounts shown represent his compensation for all of 2010.
(c)	During 2008, 2009 and 2010, none of the Named Executive Officers earned a non-equity bonus that was not based on the achievement of a pre-established performance target. Bonuses earned that were tied to pre-established performance targets are reported under the column entitled “Non-Equity Incentive Plan Compensation.”
(d)	The dollar amount shown is based on the grant date fair market value of the options awarded during the applicable year as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (formerly SFAS 123R). For a full description of all of the assumptions made in the valuation of option awards, see Note 6 of our consolidated financial statements and related financial information indexed on page F-1 of this Report.

(e)	See “Compensation Discussion and Analysis—Bonuses” for a description of non-equity incentive plan compensation for executive officers under our incentive bonus plan. Amounts shown for 2008 were awarded to the applicable executive based on 2008 financial results, but were not paid until 2009. The amounts shown for 2009 were awarded to the applicable executive based on 2009 service; however but a portion of such amounts was not paid until 2010. The amounts shown for 2010 were awarded to the applicable executive based on 2010 service; however but a portion of such amounts was not paid until 2011.
(f)	On August 8, 2008, the Company established The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated (the “Defined Benefit Plan”) with an effective date of April 1, 2008. Daniel Coker, the Company’s President and Chief Executive Officer, is expected to be the only participant in the Defined Benefit Plan which will, if fully vested, provide for fifteen annual retirement benefit payments of $300,000 each beginning January 1, 2018. Mr. Coker will become entitled to receive such retirement benefit payments, or a portion thereof, through his continuous service to the Company as follows: Mr. Coker will become proportionally vested in the benefit over a six year period starting on April 1, 2011. The Company has also established a corporate-owned life insurance policy (“COLI”) on the life of Oscar Marx III, the Chairman of the Company’s Board of Directors. The COLI is held by a trust established for payment of benefits under the Defined Benefit Plan. We have accounted for the Defined Benefit Plan in accordance with Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan” which requires that the Company record a projected benefit obligation representing the present value of future plan benefits when earned by the participant. As of December 31, 2010, the recorded projected benefit obligation was $688,000. For a full description of all of the assumptions made in the valuation of the projected benefit obligation under the Defined Benefit Plan, see Note 12 of our consolidated financial statements and related financial information indexed on page F-1 of this Report.
(g)	See “Compensation Discussion and Analysis—Perquisites”, “Compensation Discussion and Analysis—Vacation Pay” and “Compensation Discussion and Analysis—Special Payments on Restricted Stock Vesting” for a description of other compensation paid to executive officers. The amounts shown include payments by the Company for (i) unused vacation time off, (ii) 401(k) matching contributions paid by the Company for the benefit of the Named Executive Officer, (iii) automobiles used by the Named Executive Officers, (iv) club memberships used by Mr. Coker and (v) amounts paid upon vesting of restricted stock to enable employees to make his estimated tax payments on the compensation income associated with such vesting event. With respect to (iii) and (iv), the Company has only disclosed the portion of such items determined to be related to the Named Executive Officer’s personal use. In addition to the foregoing, the column “All Other Compensation” includes the severance payment made to Dr. Bell referred to in footnote (a) above.

Grants of Plan Based Awards

The following table sets forth information concerning each grant of an award made during 2010 to each of our Named Executive Officers.

Name	Payouts Under Non-Equity Incentive Plan Awards(a)
Daniel R. Coker	$300,000
Lon E. Bell	$35,000
James L. Mertes	$100,000
Daniel J. Pace	$120,000
Barry G. Steele	$135,000
Stephen C. Davis	$110,000

(a)

See “Compensation Discussion and Analysis—Bonuses” for a description of incentive plan compensation for executive officers under our incentive bonus plan. For the purposes of this table, the cash amount shown under “Payouts Under Non-Equity Incentive Plan Awards” is the actual cash bonus the named executive officer received for his performance for 2010, a portion of which was paid in 2011. The Compensation Committee did not modify or waive any of the criteria applied to determine if the incentive plan award show above was earned. For an explanation of the amount of salary and non-equity incentive plan awards in proportion to total compensation, see “Compensation Discussion and Analysis – General Compensation Objectives”.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised options for each of the Named Executive Officers as of December 31, 2010.

	Option Awards
			Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Grant Date		Exercisable	Unexercisable
Daniel R. Coker	12/29/2006	(b)	75,000	—	$9.66	12/29/2016
	7/23/2008	(c)	66,667	33,333	8.02	7/23/2018
	3/11/2009	(d)	50,000	100,000	2.62	3/11/2019

Lon E. Bell	1/28/2004	(a)	10,000	—	4.40	1/28/2014
	12/29/2006	(b)	50,000	—	9.66	12/29/2016
	7/23/2008	(c)	43,000	21,667	8.02	7/23/2018
	3/11/2009	(d)	33,334	66,666	2.62	3/11/2019

James L. Mertes	9/10/2002	(b)	30,000	—	1.48	9/10/2012
	5/19/2004	(b)	30,000	—	4.90	5/19/2014
	12/29/2006	(b)	18,000	—	9.66	12/29/2016
	7/23/2008	(c)	23,333	11,667	8.02	7/23/2018
	3/11/2009	(d)	16,666	33,334	2.62	3/11/2019

Daniel J. Pace	7/23/2008	(c)	—	11,667	8.02	7/23/2018
	3/11/2009	(d)	—	33,334	2.62	3/11/2019

Barry G. Steele	10/11/2004	(b)	10,800	—	3.50	10/11/2014
	12/29/2006	(b)	24,000	—	9.66	12/29/2016
	7/23/2008	(c)	23,333	11,667	8.02	7/23/2018
	3/11/2009	(d)	16,666	33,334	2.62	3/11/2019

Stephen C. Davis	2/20/2009	(e)	—	75,000	3.75	2/20/2019

(a)	The option was exercisable on the date of grant.
(b)	The option is subject to a vesting schedule in which the underlying shares are available for purchase in four equal installments: the first available on the grant date and the second, third and fourth installments available on the first, second and third anniversary of the grant date.
(c)	The option is subject to a vesting schedule in which the underlying shares are available for purchase in three equal installments on June 30, 2009, June 30, 2010 and June 30, 2011.
(d)	The option is subject to a vesting schedule in which the underlying shares are available for purchase in three equal installments on the first, second and third anniversary of the grant date.
(e)	The option is subject to a vesting schedule in which the underlying shares are available for purchase in four equal installments on the first, second, third and fourth anniversary of the grant date.

Employment Agreements

No Named Executive Officer is a party to an employment agreement with the Company. However, Dr. Bell has entered into a consulting agreement with the Company that was effective immediately following his retirement on December 31, 2010 and continues for one year. Under such consulting agreement, Dr. Bell is entitled to $50,000 in service fees and has agreed to provide certain technological and development services to the Company.

Option Exercises and Stock Vested

The following table represents (1) options that were exercised in 2010 by Named Executive Officers of the Company and (2) restricted stock held by Named Executive Officers of the Company that vested during 2010:

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized On Exercise ($)(a)	Number of Shares Acquired on Vesting (#)(b)	Value Realized On Vesting ($)(c)
Daniel R. Coker	22,300	(d)	$137,691	3,466	$38,126
	37,700	(e)	244,791

Lon E. Bell	10,000	(f)	87,000	—	—

James L. Mertes	—		—	1,224	13,464

Daniel J. Pace	30,000	(g)	187,871	—	—
	18,000	(h)	27,043
	23,333	(i)	73,321
	16,666	(j)	142,367

Barry G. Steele	10,000	(k)	57,458	1,530	16,830
	10,000	(l)	74,646
	10,000	(m)	75,745
	6,100	(n)	45,775
	3,100	(o)	23,294

Stephen C. Davis	25,000	(p)	161,210	—	—

(a)	The “Value Realized on Exercise” is equal to the difference between the market price of the underlying Common Stock on the date of exercise and the exercise price of the options.
(b)	The shares listed became vested on March 6, 2010.
(c)	The “Value Realized on Vesting” is equal to the number of shares that vested multiplied by the market value of such shares of Common Stock on the date of vesting.
(d)	These options were exercised on November 3, 2010 at an exercise price of $4.90 per share.
(e)	These options were exercised on November 4, 2010 at an exercise price of $4.90 per share.
(f)	These options were exercised on December 17, 2010 at an exercise price of $2.20 per share.
(g)	These options were exercised on November 2, 2010 at an exercise price of $4.90 per share.
(h)	These options were exercised on November 2, 2010 at an exercise price of $9.66 per share.
(i)	These options were exercised on November 2, 2010 at an exercise price of $8.02 per share.
(j)	These options were exercised on November 2, 2010 at an exercise price of $2.62 per share.
(k)	These options were exercised on February 11, 2010 at an exercise price of $3.50 per share.
(l)	These options were exercised on March 5, 2010 at an exercise price of $3.50 per share.
(m)	These options were exercised on November 24, 2010 at an exercise price of $3.50 per share.
(n)	These options were exercised on December 10, 2010 at an exercise price of $3.50 per share.
(o)	These options were exercised on December 13, 2010 at an exercise price of $3.50 per share.
(p)	These options were exercised on March 4, 2010 at an exercise price of $3.75 per share.

Pension Benefits

The following table sets forth information concerning the Company’s defined benefit plan:

Name	Plan Name	Number of Years of Credited Service (#)(a)	Present Value of Accumulated Benefit ($)(b)	Payments During Last Fiscal Year ($)
Daniel R. Coker	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated	—	$688,000	$—

(a)	Mr. Coker will become entitled to receive benefits under The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated (the “Defined Benefit Plan”) through his continuous service to the Company as follows: Mr. Coker will become proportionally vested in the benefit over a six year period starting on April 1, 2011. If fully vested, the Defined Benefit Plan provides for fifteen annual retirement benefit payments to Mr. Coker of $300,000 each beginning January 1, 2018.
(b)	Amount represents the present value of future benefits under the Defined Benefit Plan through December 31, 2010. For a full description of all of the assumptions made in the valuation of the projected benefit obligation under the Defined Benefit Plan, see Note 12 of our consolidated financial statements and related financial information indexed on page F-1 of this Report.

Potential Payments Upon Termination or Change in Controls

Under the terms of the Company’s 2006 Equity Incentive Plan, 1997 Stock Incentive Plan and 1993 Stock Option Plan, the occurrence of a “change in control” of the Company, as such term is defined in each plan, may result under certain circumstances in immediate vesting of the unvested options issued under each plan. Under the terms of each plan, the Board of Directors, acting as the committee administering each plan, has discretion in determining the consequences of such change in control.

If, upon a change in control, the Board of Directors were to determine that all restrictions with respect to restricted stock awards would terminate and all unvested stock options would vest, the Named Executive Officers would receive the following benefits, assuming such event occurred effective December 31, 2010:

	Securities Underlying Unvested Options		Estimated Value of Payments upon a Change in Control(a)
Name	Number of Securities	Option Exercise Price
Daniel R. Coker	33,333	$8.02	$95,332
	100,000	2.62	826,000

Lon E. Bell	21,667	8.02	61,968
	66,666	2.62	550,661

James L. Mertes	11,667	8.02	33,368
	33,334	2.62	275,339

Steve C. Davis	75,000	3.75	534,750

Daniel J. Pace	11,667	8.02	33,368
	33,334	2.62	275,339

Barry G. Steele	11,667	8.02	33,368
	33,334	2.62	275,339

(a)	The values shown are based on the following assumption: that the benefit of acceleration of the vesting of options equals the difference between the closing sales price of our common shares on December 31, 2010 and the exercise price of the unvested options multiplied by the number of common shares underlying the unvested options held by the executive at December 31, 2010; provided, however, that negative amounts are treated as having zero value.

Excluding the foregoing, there are no agreements between the Company and any of its employees by which the resignation, retirement or termination of an employee, including as the result of a change in control of the Company, results in payments or other compensation owing to such employee.

Compensation of Directors

Non-employee directors receive the following compensation as consideration for their service in their capacity as directors, in addition to reimbursement for out-of-pocket expenses incurred in attending Board of Directors and committee meetings:

•	an annual fee of $10,000 ($50,000 for the Chairman of the Board);

•	$2,000 for Board of Director meetings they attend;

•	$1,000 for committee meetings they attend; and

•

pursuant to the Company’s 2006 Equity Incentive Plan, options to purchase 10,000 shares of Company Common Stock on the first business day of each calendar year, if they were a director on such date, or, if applicable, on the first date they first became a director, at an exercise price equal to the fair market value of such shares on the date of grant. These options are not exercisable until the first anniversary of the date of grant, conditioned upon such director remaining a director through such first anniversary, and expire on the tenth anniversary of the date of grant.

Employee directors do not receive any additional compensation in recognition for their service as a director of the Company.

The following table sets forth information concerning the compensation paid to our directors during 2010:

Name(a)	Fees Earned or Paid in Cash ($)	Options Awards ($)(b)	Total ($)
Francois J. Castaing	$35,000	$37,758	$72,758
John M. Devine	35,000	37,758	72,758
Maurice E.P. Gunderson	34,000	37,758	71,758
Oscar B. Marx, III	75,000	37,758	112,758
James J. Paulsen	35,000	37,758	72,758

(a)	Directors Daniel R. Coker and Lon E. Bell are named executive officers in the Summary Compensation Table above and, because they were executive officers during 2010, they receive no additional compensation for their service as a director.
(b)	The option awards listed were granted on January 3, 2010 and, as described above, consist of options to purchase 10,000 shares of Company Common Stock each. The dollar amount shown is based on the grant date fair market value of such options as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (formerly SFAS 123R). For a full description of all of the assumptions made in the valuation of such option awards, see Note 6 of our consolidated financial statements and related financial information indexed on page F-1 of this Report. The aggregate number of option awards outstanding, both exercisable and non-exercisable, as of December 31, 2010 for each of the directors included in this table are as follows: Mr. Castaing – 10,000, Mr. Devine – 10,000, Mr. Gunderson – 10,000, Mr. Marx – 10,000, and Mr. Paulsen – 10,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

See Item 5 for information with respect to compensation plans under which equity securities of the registrant are authorized for issuance.

Beneficial Ownership of Significant Shareholders

The table below sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of February 16, 2011 (except that, as noted below, certain information is based on Schedule 13G reports filed by the beneficial owner as of a date prior to February 16, 2011) by each person known to us to be a beneficial owner of more than 5% of the outstanding Common Stock. Beneficial ownership includes any shares which a person has the right to acquire within 60 days after the date of calculation, including shares that may be purchased by the exercise of stock options or the exercise of warrants to purchase stock. The “percent of class” calculation for each person is based on this inclusive definition of beneficial ownership. Except as expressly noted, each person listed has sole voting power and investment power with respect to all shares of capital stock listed as beneficially owned by such person.

	Common Stock
Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
William Blair & Company, L.L.C 222 W. Adams Chicago, Illinois 60606	1,712,210	(a)	7.8%

Arbor Capital Management, LLC One Financial Plaza 120 South Sixth Street, Suite 1000 Minneapolis, Minnesota 55402	1,581,900	(b)	7.2%

Disciplined Growth Investors, Inc 100 South Fifth Street, Suite 2100 Minneapolis, Minnesota 55402	1,241,386	(c)	5.6%

BlackRock, Inc 40 East 52nd Street New York, New York 10022	1,240,234	(d)	5.6%

(a)	Based on Schedule 13G filed with the Securities and Exchange Commission on February 8, 2011 by William Blair & Company, L.L.C.
(b)	Based on Schedule 13G filed with the Securities and Exchange Commission on February 1, 2011 by Arbor Capital Management, LLC and Rick D. Leggott. Arbor Capital Management, LLC is an investment adviser. Mr. Leggott joined in this Schedule 13G and reported beneficial ownership of the same securities beneficially owned by Arbor Capital Management, LLC because, as a result of his position with, and stock ownership in, Arbor Capital Management, LLC, Mr. Leggott could be deemed to have voting and/or dispositive power with respect to the shares beneficially owned by Arbor Capital Management, LLC. According to this Schedule 13G, Arbor Capital Management, LLC and Mr. Leggott share voting power granted by Arbor Capital Management, LLC’s clients over 1,220,300 shares of the Company’s common stock and share dispositive power granted by its clients over 1,581,900 shares of the Company’s common stock.
(c)

As of February 16, 2011, Disciplined Growth Investors, Inc. has not filed a Schedule 13G for the year ended December 31, 2010. Based on a Form 13F that Disciplined Growth Investors, Inc. filed with the Securities and Exchange Commission on February 15, 2010, we have reason to believe that Disciplined Growth Investors, Inc. beneficially owns 1,241,386 shares of our common stock. According to this Form 13F, Disciplined Growth Investors, Inc. has investment discretion over 1,241,386 shares of our common stock, but voting power over only 1,145,686 shares of our common stock.

(d)	Based on Schedule 13G filed with the Securities and Exchange Commission on February 2, 2011 by BlackRock, Inc. In this Schedule 13G, the following entities were identified as subsidiaries which acquired the security being reported on by the parent holding company or control person: BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Advisors, LLC and BlackRock Investment Management, LLC.

Beneficial Ownership of Directors and Executive Officers

The table below sets forth certain information regarding the beneficial ownership of the Company’s common stock as of February 16, 2011 by each director, each Named Executive Officer (see Item 11 for description of individuals included in this group), and all of the directors and executive officers as a group. Beneficial ownership includes any shares which a person has the right to acquire within 60 days after the date of calculation, including shares that may be purchased by the exercise of stock options. The “percent of class” calculation for each person is based on this inclusive definition of beneficial ownership. Each person listed has sole voting power and investment power with respect to all shares of Common Stock listed as beneficially owned by such person.

	Common Stock
	Amount and Nature of Beneficial Ownership		Percent of Class
Directors and Executive Officers	Shares	Stock Options(a)
Francois J. Castaing (Director)	—	35,000	*
John M. Devine (Director)	—	30,000	*
Maurice E.P. Gunderson (Director)	—	40,000	*
Oscar B. Marx, III (Director)	723,262	40,000	3.5%
James J. Paulsen (Director)	—	70,000	*
Daniel R. Coker (Director, President and CEO)	25,642	241,667	*
Lon E. Bell, Ph.D. (Director, Former President, BSST LLC)	106,885	170,000	*
James L. Mertes (Vice President of Quality and Operations)	15,530	134,665	*
Daniel J. Pace (Vice President of Sales and Marketing)	27,935	16,666	*
Barry G. Steele (Vice President of Finance, Chief Financial Officer, Treasurer and Secretary)	10,201	91,465	*
Stephen C. Davis (Vice-President of Engineering and Product Development)	—	25,000
All executive officers and directors as a group (11 persons), including the above individuals	909,455	894,463	7.9%

*	Less than 1%.
(a)	In accordance with the rules of the Securities and Exchange Commission, the amounts listed include the number of shares of common stock purchasable pursuant to options that are either currently exercisable or exercisable within 60 days of February 16, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors has adopted, by written board resolution, a policy with respect to proposed related party transactions. In general, it is Amerigon’s policy to submit all proposed related party transactions (those that may require disclosure under Regulation S-K, Item 404) to the Independent Directors for approval. Only those related party transactions approved by the Independent Directors will be consummated. The policy instructs the Independent Directors only to approve those transactions that are on terms comparable to, or more beneficial to us than, those that could be obtained in arm’s length dealings with an unrelated third party. If an Independent Director has any interest in a related party transaction presented to the Independent Directors for approval, such director is required to abstain from the vote to approve or not approve the transaction. Examples of related party transactions covered by our policy are transactions in which any of the following individuals has or will have a direct or indirect material interest: any of our directors or executive officers, any person who is known to us to be the beneficial owner of more than five percent of our Common Stock, and any immediate family member of one of our directors or executive officers or person known to us to be the beneficial owner of more than five percent of our Common Stock. Transactions that involve all salaried employees generally are not covered by our approval policy. Our policy also requires that all related party transactions be disclosed in our filings with the SEC to the extent required by the SEC’s rules, and that they be disclosed to the full Board of Directors.

Transactions with Related Persons During 2010

During 2009, the Company the following transaction was specifically approved by the Independent Directors pursuant to the above-described related party transaction approval policy but was exempt from disclosure under Regulation S-K, Item 404 because it did not meet the dollar threshold set forth therein: Oscar B. Marx’s son, John Marx, was hired as an employee of the Company in a sales position. The Independent Directors, excluding Oscar B. Marx, reviewed and approved the engagement of John Marx. In 2010, total compensation paid to John Marx was approximately $210,000 in cash compensation and was granted 40,000 options to purchase common stock and is hereby disclosed as a transaction with a related person under Regulation S-K, Item 404.

Effective as of December 31, 2010, the Company purchased Dr. Bell’s remaining interest in BSST, representing 15% of the total outstanding membership interests in BSST, for a purchase price of $873,532. In connection with such purchase, the Company acquired from Dr. Bell of the reversionary rights he held to certain intellectual property being used by BSST for a purchase price of $2,505,972. The Independent Directors reviewed and approved these transactions with Dr. Bell.

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in rules promulgated by The Nasdaq Stock Market, Inc. (“Nasdaq”), the Board of Directors has determined that a majority of the members of the Board of Directors are “independent directors” as such term is defined in Nasdaq listing requirements. Specifically, the Board of Directors has determined that Messrs. Castaing, Devine, Gunderson, Marx and Paulsen each meet such criteria and requirements. The foregoing directors are sometimes referred to herein as the “Independent Directors.”

In making the determination described above concerning the independence of Mr. Marx, the Board of Directors took into consideration that Mr. Marx’s son is a current employee, but not an officer, of the Company in a sales position. After considering all relevant facts concerning the Company’s employment of Mr. Marx’s son, the Board of Directors, excluding Mr. Marx for such purpose, concluded that such employment does not interfere with Mr. Marx’s ability to exercise independent judgment and that Mr. Marx otherwise meets the criteria and requirements regarding director independence set forth in the rules promulgated by Nasdaq. Mr. Marx did not participate in the deliberations held by the Board of Directors concerning his independence.

Under Nasdaq listing requirements, listed companies must have audit committees comprised of at least three members who meet a heightened standard of independence. Upon consideration of the criteria and requirements regarding such heightened standard of independence, the Board of Directors has determined that all three current members of the Audit Committee, Messrs. Castaing, Devine and Marx, currently meet such criteria and requirements and are “independent” for such purposes.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

It is the Audit Committee’s policy and practice to review and approve in advance all services, audit and non-audit, to be rendered by the Company’s independent auditor. The Audit Committee does not delegate this responsibility or any other committee function to Company management. Fees billed by Grant Thornton LLP for 2010 and 2009 (in thousands), all which were approved by the Audit Committee in accordance with its established policies and procedures, were as follows:

	2010	2009
Audit Fees	$215	$209
Audit-Related Fees	5	—
Tax Fees	—	—
All Other Fees	6	6

	$226	$215

The Company’s independent auditor does not generally provide tax compliance, tax advice and tax planning services to the Company. A separate firm has been engaged by the Company to provide such services.

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

3.1.3

Certified Resolution of the Board of Directors of the Company Establishing and Designating the Relative Rights and Preferences of Series B Stock filed as an Amendment to the Articles of Incorporation(13)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company(9)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent(13)

10.1*	1993 Stock Option Plan(2)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(3)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan(7)

10.3.2*	Amendment to 2006 Equity Incentive Plan(8)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan(9)

10.3.4*	Third Amendment to 2006 Equity Incentive Plan(14)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(2)

Exhibit Number	Description

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(4)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(5)

10.6	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(6)

10.6.1	First Amendment to Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell

10.7.1	Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank dated as of October 28, 2005(10)

10.7.2	First Amendment, dated as of February 6, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank(11)

10.7.3	Second Amendment, dated as of April 30, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank(11)

10.7.4	Third Amendment, dated as of October 7, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank(16)

10.7.5	Fourth Amendment, dated as of August 6, 2009, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank(15)

10.7.6	Fifth Amendment, dated as of September 3, 2009, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank(16)

10.7.7	Sixth Amendment, dated as of February 9, 2010, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank(17)

10.7.7	Seventh Amendment, dated as of October 27, 2010, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank(18)

10.8	Guaranty of BSST LLC in favor of Comerica Bank dated as of April 30, 2008(11)

10.9	Security Agreement (All Assets) by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005(10)

10.10	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005(10)

10.11	Security Agreement (All Assets) by BSST LLC in favor of Comerica Bank dated as of November 14, 2002(10)

10.12	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of November 14, 2002 (10)

10.13 *	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008(12)

21	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(3)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference
(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed May 2, 2008 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2009 Annual Meeting of Stockholders and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 10, 2009 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed November 9, 2009 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed February 19, 2010 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed October 28, 2010 and incorporated herein by reference.

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash & cash equivalents	$26,584	$21,677
Short-term investments	9,761	6,704
Accounts receivable, less allowance of $545 and $292, respectively	18,940	15,073
Inventory	6,825	2,541
Deferred income tax assets	4,905	927
Prepaid expenses and other assets	1,421	780

Total current assets	68,436	47,702
Equity investment	—	22
Property and equipment, net	4,197	3,271
Patent costs, net of accumulated amortization of $706 and $490, respectively	4,653	3,727
Deferred income tax assets	1,279	7,133
Other non-current assets	857	527

Total assets	$79,422	$62,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,275	$10,222
Accrued liabilities	5,872	3,738
Deferred manufacturing agreement—current portion	50	200

Total current liabilities	21,197	14,160
Pension benefit obligation	688	377
Deferred manufacturing agreement—long term portion	—	50

Total liabilities	21,885	14,587
Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 22,037,446 and 21,486,309 issued and outstanding at December 31, 2010 and 2009, respectively	65,148	61,971
Paid-in capital	20,128	23,986
Accumulated other comprehensive income	93	59
Accumulated deficit	(27,832)	(37,782)

Total Amerigon Incorporated shareholders’ equity	57,537	48,234
Non-controlling interest	—	(439)

Total shareholders’ equity	57,537	47,795

Total liabilities and shareholders’ equity	$79,422	$62,382

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Product revenues	$112,403	$60,925	$63,613
Cost of sales	79,664	45,166	45,086

Gross margin	32,739	15,759	18,527
Operating costs and expenses:
Research and development expenses	11,922	8,097	9,245
Reimbursed research and development expenses	(2,269)	(2,103)	(2,462)

Net research and development expenses	9,653	5,994	6,783
Selling, general and administrative expenses	10,955	8,857	7,190

Total operating costs and expenses	20,608	14,851	13,973

Operating income	12,131	908	4,554
Interest income	25	10	837
Loss from equity investment	(22)	(492)	—
Other income	145	183	111

Earnings before income tax	12,279	609	5,502
Income tax expense	2,921	325	1,938

Net income	9,358	284	3,564
Plus: Loss attributable to non-controlling interest	592	439	—

Net income attributable to Amerigon Incorporated	$9,950	$723	$3,564

Basic earnings per share	$0.46	$0.03	$0.16

Diluted earnings per share	$0.44	$0.03	$0.16

Weighted average number of shares—basic	21,717	21,402	21,981

Weighted average number of shares—diluted	22,496	21,771	22,366

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Paid-in Capital	Accumulated Deficit	Loss on Pension Benefit Obligation	Currency Translation Adjustment	Total Amerigon Equity	Non- Controlling Interest	Total
	Shares	Amount
Balance at December 31, 2007	21,918	$63,028	$21,766	$(42,069)	$—	$(16)	$42,709	$—	$42,709
Exercise of Common Stock options for cash	197	759	(155)	—	—	—	604	—	604
Common Stock issued to employees	37	437	—	—	—	—	437	—	437
Repurchase of Common Stock	(947)	(3,497)	—	—	—	—	(3,497)	—	(3,497)
Stock option compensation	—	—	1,109	—	—	—	1,109	—	1,109
Comprehensive income:
Currency translation	—	—	—	—	—	113
Net income	—	—	—	3,564	—	—
Total comprehensive income							3,677	—	3,677

Balance at December 31, 2008	21,205	$60,727	$22,720	$(38,505)	$—	$97	$45,039	$—	$45,039
Exercise of Common Stock options for cash	277	865	(4)	—	—	—	861	—	861
Common Stock issued to employees and consultants	4	379	—	—	—	—	379	—	379
Stock option compensation	—	—	1,270	—	—	—	1,270	—	1,270
Loss attributable to non-controlling interest								(439)	(439)
Comprehensive income:
Net loss on pension benefit obligation	—	—	—	—	(24)	—
Currency translation	—	—	—	—	—	(14)
Net income	—	—	—	723	—	—
Total comprehensive income							685	—	685

Balance at December 31, 2009	21,486	$61,971	$23,986	$(37,782)	$(24)	$83	$48,234	$(439)	$47,795
Exercise of Common Stock options for cash	548	3,160	(722)	—	—	—	2,438	—	2,438
Common Stock issued to employees and consultants	3	17	—	—	—	—	17	—	17
Stock option compensation	—	—	1,275	—	—	—	1,275	—	1,275
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(592)	(592)
Purchase of non-controlling interest	—	—	(4,411)	—	—	—	(4,411)	1,031	(3,380)
Comprehensive income:
Net loss on pension benefit obligation	—	—	—	—	(60)	—
Currency translation	—	—	—	—	—	94
Net income	—	—	—	9,950	—	—
Total comprehensive income							9,984	—	9,984

Balance at December 31, 2010	22,037	$65,148	$20,128	$(27,832)	$(84)	177	$57,537	$—	$57,537

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating Activities:
Net income	$9,358	$284	$3,564
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,368	1,438	1,373
Deferred income tax expense	1,875	261	1,432
Stock option compensation	1,275	1,270	1,109
Provision for doubtful accounts	253	(26)	(224)
Loss on disposal of property and equipment	—	—	10
Defined benefit plan expense	251	211	142
Loss from equity investment	22	492	—
Changes in operating assets and liabilities:
Accounts receivable	(4,615)	(6,754)	3,603
Inventory	(4,285)	100	(421)
Prepaid expenses and other assets	(255)	(392)	179
Accounts payable	5,053	6,349	(4,767)
Accrued liabilities	2,094	1,020	(455)

Net cash provided by operating activities	12,394	4,253	5,545
Investing Activities:
Purchases of short-term investments	(11,612)	(6,704)	(3,100)
Sales and maturities of short-term investments	8,555	—	27,025
Purchase of non-controlling interest	(3,380)	—	—
Purchase of ZT Plus assets, net of cash acquired	(1,500)	—	—
Equity investment	—	(111)	—
Cash invested in corporate owned life insurance	(266)	(328)	(191)
Purchase of property and equipment	(957)	(744)	(1,712)
Patent costs	(861)	(830)	(654)

Net cash provided by (used in) investing activities	(10,021)	(8,717)	21,368
Financing Activities:
Cash used to repurchase common stock	—	—	(3,497)
Cash paid for financing costs	—	(9)	—
Proceeds from sale of common stock, net of cash expenses	2,438	861	604

Net cash provided by (used in) financing activities	2,438	852	(2,893)

Foreign currency effect on cash and cash equivalents	96	(14)	113
Net (decrease) increase in cash and cash equivalents	4,907	(3,626)	24,133
Cash and cash equivalents at beginning of period	21,677	25,303	1,170

Cash and cash equivalents at end of period	$26,584	$21,677	$25,303

Supplemental disclosure of cash flow information:
Cash paid for interest	$52	$46	$—

Cash paid for taxes	$182	$321	$188

Supplemental disclosure of non-cash transactions:
Common stock issued to employees and consultants	$17	$379	$437

Contribution to equity investment	$—	$404	$—

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — The Company

The Company designs, develops and markets proprietary technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped approximately 6,900 units of its CCS product through 2010. Although the Company markets CCS to OEMs, the Company’s primary customers are the OEM’s tier one seating suppliers including, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Marubeni Vehicle Corporation (“Marubeni”), Dymos Incorporated (“Dymos”), Faurecia NHK Kyushu Co. Ltd (“Faurecia NHK”), Faurecia Wuhan Auto Seating (“Faurecia Wuhan”), Tacle Seating USA (“Tacle”) and Magna Seating of America, Inc.(“Magna”).

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

In 2009, we were awarded a contract to manufacture an automotive heated and cooled cup holder for the 2011 Dodge Charger. The cup holder has been designed to be packaged in multiple configurations to accommodate different console environments. In addition to requiring low power consumption, it has proven automotive grade, ruggedness, high reliability and drink retention features. The cup holder has two cup positions that provide for separate temperature settings in each holder that allow the driver and passenger to individually control the heating or cooling of their respective beverages. The technology used in the cup holder is similar to that of the CCS system. The cup holder was launched at the end of the final quarter of 2010.

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

The Company is also engaged in a program to improve the efficiency of TEDs and to develop, market and distribute new products based on this technology.

As described more fully in Note 14 below, on September 1, 2009, our subsidiary, BSST LLC (“BSST”) entered into a partnership agreement with 5N Plus Inc., a Canadian corporation specializing in production of high-purity metals (“5N Plus”), to form ZT Plus. ZT Plus’ objective is the development and testing of new materials that show increased thermoelectric efficiency. BSST purchased 5N Plus’ 50% ownership of ZT Plus in March 2010 and is now the 100% owner.

On October 1, 2010 we formed Amerigon Europe, GmbH (“Amerigon Europe”) and opened a technical support office in Augsburg, Germany, to provide design initiatives, product development, application engineering and prototype builds in support of European sales.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation

Consolidation

The consolidated financial statements at December 31, 2010, reflect the consolidated financial position and consolidated operating results of the Company, BSST, ZT Plus, LLC, Amerigon Europe GmbH and Amerigon Asia Pacific Inc. Intercompany accounts have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents.

Short-Term Investments

The Company’s short-term investments consisted of Certificates of Deposit (“CD’s”) totaling $9,761 and $6,704 at December 31, 2010 and 2009, respectively. The CD’s are held by a number of different financial institutions with no individual deposit exceeding $250 at any individual institution. Our entire CD portfolio is therefore protected by insurance provided by the Federal Deposit Insurance Corporation (“FDIC”).

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

Accrued Warranty Costs

The Company recognizes an estimated cost associated with its standard warranty on CCS products at the time of sale. The amount recognized is based on estimates of future failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period:

	December 31,
	2010	2009
Balance at beginning of year	$968	$832
Warranty claims paid	(26)	(25)
Expense	319	161

Balance at end of year	$1,261	$968

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Concentration of Credit Risk

Financial instruments, which subject the Company to concentration of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. Cash equivalents consist of money market funds managed by major U.S. financial services companies. The credit risk for these cash equivalents is considered limited. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and does not require collateral. As of December 31, 2010 Lear, Bridgewater and JCI comprised 35%, 17%, and 12% respectively, of the Company’s accounts receivable balance. As of December 31, 2009 Lear, Bridgewater and JCI comprised 39%, 16%, and 12% respectively, of the Company’s accounts receivable balance. These accounts are currently in good standing.

Inventory

Inventory is valued at the lower of cost (the first-in, first-out basis) or market. The Company provides a reserve for obsolete and slow moving inventories based upon estimates of future sales and product redesign. The following is a reconciliation of the changes in the inventory reserve (in thousands):

	December 31,
	2010	2009
Balance at beginning of year	$632	$805
Expense	20	2
Inventory write off	(80)	(175)

Balance at end of year	$572	$632

Deferred Manufacturing Agreement

The Manufacturing and Supply Agreement (“Ferrotec Agreement”) created by the $2 million payment received in 2001 from Ferrotec Manufacturing (“Ferrotec”), a Tokyo-based manufacturer, (Note 9) is being amortized on a straight line basis through April 2011. This amortization is reported in other income.

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

Impairments of Long-Lived Assets

Whenever events or changes in circumstances indicate that carrying amount of a long-lived asset may not be recoverable, the Company will compare the carrying amount of the asset to the amount of the expected future undiscounted cash flows related to the asset to determine if a write down to fair value is required. No such events occurred during 2010.

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

On June 29, 2007, the Company amended its exclusive development agreement with Visteon related to certain proprietary TED technology for automotive applications, permitting the Company to undertake further development with a limited number of additional development partners. Under the terms of the amendment,

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

BSST acquired Visteon’s Thermoelectric-based HVAC systems technology and is now permitted to seek additional partners in Asia and Europe. The cost of the acquisition of these Visteon patents was $1,500 and has been capitalized as Patent Costs on the Consolidated Balance Sheet as of December 31, 2010 and 2009 less accumulated amortization. BSST is now working to select additional development partners to expand the market for Theremoelectric-based HVAC systems in the automotive market.

During 2004, the Company received a Financial Assistance Award from the U.S. Department of Energy (“DOE”). Under the terms of the award, the DOE is expected to reimburse the Company for 75% of certain development costs over the course of a five phase project on an as incurred basis. As of December 31, 2010, we have received a total of $7,156 in program funding from the DOE since the program began in 2005. Additional reimbursements are not expected. The terms of the award provide for the Company to retain ownership of intellectual property developed during the course of the program. The agreement also grants the US Government a non-exclusive, nontransferable, irrevocable, paid-up license to that intellectual property.

During 2008, BSST LLC was named as a partner in another DOE project to develop a highly-efficient thermoelectric heating and cooling system for automobiles that will substantially reduce energy consumption, engine load and ultimately greenhouse gas emissions. The goal of the 36-month, up to $8.4 million project is to create a zonal heating and cooling system for automobiles that heats or cools the vehicle occupants, rather than the entire cabin and its components, thereby reducing the energy consumed by existing heating/cooling systems by one third. Ford Motor Company was selected to lead the project with partners including Visteon, the DOE’s National Energy Renewable Laboratory, and Ohio State University, along with BSST. BSST’s role is to design and develop the thermoelectric core of the heating and cooling system. The entire $8.4 million project will be performed on a cost share basis with DOE paying $4.2 million and the partners sharing in a matching $4.2 million. Program funding under this program was $588,000 and $44,000 during 2010 and 2009, respectively.

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

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Stock Based Compensation

Share-based payments to employees, including grants of employee stock options are recognized in the financial statements as compensation expense based upon the fair value on the date of grant. The Company’s stock option compensation expense and related deferred tax benefit were $1,275 and $259 for the year ended December 31, 2010, $1,270 and $103, respectfully, for the year ended December 31, 2009, and $1,109 and $138, respectively, for the year ended December 31, 2008.

Subsequent Events

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires disclosure in this filing.

Non-Controlling Interests

Effective January 1, 2009 we adopted ASC 810 “Consolidation”, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest in a gain or loss when a subsidiary is deconsolidated. ASC 810 requires that a non-controlling interest, previously referred to as a minority interest, be reported as part of equity in the Consolidated Financial Statements and that losses be allocated to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. A 15% percent non-controlling interest in Amerigon’s subsidiary BSST was held by BSST President and CEO Dr. Lon Bell during the three year period ended December 31, 2010. Prior to this change we did not record non-controlling interest adjustments for Dr. Bell’s interest in BSST due to BSST’s accumulated deficit position.

Note 3 — Details of Certain Financial Statement Components

	December 31,
	2010	2009
Inventory:
Raw materials	$270	$—
Finished Goods	6,555	2,541

	$6,825	$2,541

Property and equipment:
Equipment	$3,468	$1,909
Production tooling	2,449	2,018
Leasehold improvements	1,936	1,896
Computer equipment and software	700	960
Construction in progress	342	189

	8,895	6,972
Less: Accumulated depreciation	(4,698)	(3,701)

	$4,197	$3,271

Accrued liabilities:
Accrued warranty	$1,261	$968
Other accrued liabilities	4,611	2,770

	$5,872	$3,738

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 — Income Taxes

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following:

	December 31,
	2010	2009
Deferred tax assets:
Net operating losses	$7,395	$12,403
Research and development credits	3,063	2,639
Valuation reserves and accrued liabilities	1,699	1,007
Other credits	722	437
Depreciation	293	128
Deferred revenue	18	90
Other	1,032	602

	14,222	17,306
Deferred tax liabilities:
Patent costs	(913)	(658)
Property and equipment	(202)	(226)
Accounts receivable	(322)	(127)
Other	(22)	(11)

	(1,459)	(1,022)
Valuation allowance	(6,579)	(8,224)

Net deferred tax asset	$6,184	$8,060

Reconciliations between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2010 are as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory Federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
State Tax, net of federal benefit	3.7%	8.8%	3.5%
Nondeductible expenses	0.7%	4.1%	0.6%
Nondeductible stock option compensation	2.5%	55.5%	4.6%
R&D Credits	(3.6%)	(49.8%)	(9.5%)
Reverse valuation allowance on Federal NOLs	(13.5%)	—	—
Other	—	0.8%	2.0%

Effective rate	23.8%	53.4%	35.2%

The Company has Federal Net Operating Loss (“NOL”) carryforwards of $28,384 at December 31, 2010, which expire between 2009 and 2023. Approximately $24,675 of the Federal NOLs were incurred prior to the June 8, 1999 Preferred Financing, which qualified as a change in ownership under Section 382 of the Internal Revenue Code (“IRC”). Due to this change in ownership, the NOL accumulated prior to the change in control can only be utilized against current earnings up to a maximum annual limitation of approximately $591. As a

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 — Income Taxes (Continued)

result of the annual limitation, approximately $19,350 of these carryforwards are expected to expire before ultimately becoming available to reduce future tax liabilities. During 2010, we completed a study related to the 1999 change in control limitation amount and determined that an additional $4,044 of these NOL’s were utilizable. We reversed the portion of the valuation allowance related to this adjustment totaling $1,375. A second change in control took place on September 22, 2006 when an accumulation of trades of the Company’s Common Stock by certain of the Company’s large shareholders exceeded a three year cumulative amount of 50% of the Company’s total Common Stock outstanding. The resulting annual change in control limitation of approximately $8,135 is not expected to have a material impact on the utilization of the amounts of the NOLs subject to this limitation which is approximately $3,709. At December 31, 2010, the Company also has state NOL carryforwards of $4,337 which expire between 2012 and 2015.

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2010	2009	2008
Currently payable	$1,046	$64	$506
Deferred	1,875	261	1,432

	$2,921	$325	$1,938

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. During 2010, the Internal Revenue Service (“IRS”) completed a review of our 2007 and 2008 Federal Income Tax Returns. Our taxable income for 2008 and 2007 were increased by $26 and $577, respectively, as a result of the audit. These adjustments were substantially offset by adjustments to our NOL carryforwards and a $270 change in the valuation allowance related to our NOL’s and therefore did not have a significant impact on our operating results. No Federal or state tax returns are currently under examination.

The reconciliation of the beginning and ending amount of unrecognized tax benefits that would favorably affect the effective income tax rate in the future periods is as follows:

	Year Ended December 31,
	2010	2009
Balance at beginning of year	$508	$478
Additions based on tax position related to current year	30	30
Reductions for tax positions of prior years	(38)	—

Balance at end of year	$500	$508

Note 5 — Financing

We have $15,000,000 in revolving credit lines (“Revolving Credit Lines”) with Comerica Bank to fund future working capital requirements. At December 31, 2010, no revolving loans were outstanding. The Revolving Credit Lines also provide for a letter of credit sub-facility of $5,000,000. At December 31, 2010, outstanding letters of credit were $450,000. Loans bear interest at a Daily Adjusting LIBOR Rate, as defined by the credit agreement, plus an Applicable Margin of 1.750%. The Daily Adjusting LIBOR Rate at December 31, 2010 was 0.25%. The Revolving Credit Lines are secured by all of the Company’s assets and expires on October 31, 2011.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 — Financing (Continued)

Under the terms of the credit agreement, the Company must maintain certain financial ratios including a minimum tangible net worth ratio and a minimum funded debt to EBITDA ratio, as defined by the credit agreement. At December 31, 2010, the Company was in compliance with all terms of the credit agreement as amended.

Note 6 — Accounting for Stock Based Compensation

On May 18, 2006, the shareholders of the Company approved the Amerigon Incorporated 2006 Equity Incentive Plan (the “2006 Plan”) which authorized 1,800,000 shares of common stock to be available for issuance under this plan. On May 14, 2009 the Company’s shareholders approved a proposal to increase the authorized number of shares under the 2006 Plan to 3,600,000. The 2006 Plan permits the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights, restricted stock and restricted stock units, performance shares and certain other awards to key employees, outside directors and consultants and advisors of the Company. Prior to the creation of the 2006 Option Plan, the Company issued options under the Amended and Restated 1997 Stock Incentive Plan (the “1997 Plan”) and the 1993 Stock Option Plan (the “1993 Plan” and, together with the 2006 Plan and the 1997 Plan, the “Plans”). As of December 31, 2010 the Company had an aggregate of 3,481,101 shares of common stock available to issue under the 2006 Plan and no shares available to issue under either the 1993 Plan or the 1997 Plan.

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

	2010	2009	2008
Expected volatility	48%	41-43%	34-36%
Weighted average expected volatility	48%	43%	36%
Expected lives	5 yrs.	5 yrs.	5 yrs.
Risk-free interest rate	2.69%	1.72-1.83%	3.52-4.49%
Expected dividend yield	none	none	none

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

The following table summarizes stock option activity during the year ended December 31, 2010:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,508,828	$5.71
Granted	198,343	9.29
Exercised	(548,331)	4.46
Forfeited	(26,334)	9.26

Outstanding at December 31, 2010	2,132,506	$6.34	7.06	$8,444

Exercisable at December 31, 2010	1,257,858	$7.20	6.20	$3,902

The weighted-average grant-date fair value of options granted during the year ended December 31, 2010, 2009 and 2008 was $4.30, $1.17 and $3.66, respectively. The total intrinsic value of options exercised during the year ended December 31, 2010, 2009 and 2008 was $3,404, $251 and $2,700, respectively.

As of December 31, 2010, there was $1,078 of total unrecognized compensation cost related to nonvested options and restricted stock outstanding under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of one and a half years. Compensation expense for the year ended December 31, 2010, 2009 and 2008 was $1,275 , $1,270 and $1,109, respectively.

On a cumulative basis, options exercised under all of the Company’s option plans have had intrinsic value on the date of exercise in excess of their estimated fair value of approximately $7,117.

On March 6, 2008, the Company issued 12,400 shares of Common Stock and 24,802 shares of restricted stock to certain employees under the 2006 Equity Incentive Plan in lieu of a portion of their 2007 cash bonus. The restricted shares became unrestricted in two equal installments on March 6, 2009 and on March 6, 2010. Compensation expense of $405 related to the unrestricted Common Stock and the first restricted stock installment was recorded under selling, general and administrative expenses in 2007. Compensation expense of $203 related to the second restricted stock installment was amortized on a straight-line basis over the two year restricted period beginning March 7, 2008 and ending on March 6, 2010.

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

	Year ended December 31,
	2010	2009	2008
Weighted average number of shares for calculation of basic EPS—Common Stock	21,716,775	21,401,644	21,980,510
Stock options under Plans	779,472	369,042	385,258

Weighted average number of shares for calculation of diluted EPS	22,496,247	21,770,686	22,365,768

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

	Year ended December 31,
	2010	2009	2008
Stock options outstanding for the 1993, 1997 and 2006 Stock Options Plans	155,826	1,511,000	1,404,783

Note 8 — Licenses

In 1992, the Company obtained the worldwide license to manufacture and sell technology for a CCS product to individual automotive OEMs. Under the terms of the license agreement, royalties are payable based on cumulative net sales and do not require minimum payments. The Company has recorded royalty expense under this license agreement of $1,631, $996 and $1,002 in 2010, 2009 and 2008, respectively. These royalties are recorded as cost of goods sold.

Note 9 — Commitments

The Company leases its corporate offices in Farmington Hills, Michigan from Eight Mile/Haggerty Office, LLC. The lease agreement, which was amended during 2009, expires on August 31, 2014 and requires the Company to pay $18 per month. The Company leases its technical facility in Irwindale, California from Norac, Inc. The Irwindale lease agreement expires on March 31, 2016, and provides the Company a termination right on September 30, 2013. Monthly rent payments under the lease, $40 at December 31, 2010, are subject to fixed annual increases up to a monthly payment amount of $41 through September 30, 2013, the date of the second termination right. The Company records rent expense on a straight-line basis equal to the average rent payment during the term of the lease which is $37 per month. During 2009, the Company entered into a lease in Azusa, California from Lewis Azusa Property, LLC for use in the advanced TED material program being conducted by

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 — Commitments (Continued)

ZT Plus (see Note 14). The Azusa building lease expires on September 30, 2012 and requires rent payments of $9 per month. The Company also leases certain equipment under operating leases, which expire at various times through 2011. Rent expense under all of the Company’s operating leases was $1,300, $1,117 and $1,213 for 2010, 2009 and 2008, respectively. Future minimum lease payments under all operating leases are $943, $837, $572, $176 and $0 in 2011 through 2015, respectively.

On March 28, 2001, the Company entered into the Ferrotec Agreement with Ferrotec. The Agreement grants to Ferrotec the exclusive right to manufacture CCS units in certain countries primarily located in the Far East (the “Territory”) for ultimate distribution by the Company to its customers within the Territory. The Territory includes China, Japan, Korea, India, Thailand, Vietnam, Malaysia, Indonesia and the Philippines. The initial term of the Ferrotec Agreement began April 1, 2001 and expires on April 1, 2011. The $2,000 fee paid by Ferrotec to the Company in connection with the Ferrotec Agreement has been recorded as a deferred manufacturing agreement liability on the consolidated balance sheets and is being amortized as other income on a straight-line basis over the term of the Ferrotec Agreement at a rate of $200 a year.

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

The Company’s reportable segments are as follows:

•	Climate Control Seats (CCS)—variable temperature seat climate control system designed to improve the temperature comfort of automobile passengers.

•

BSST LLC (BSST)—a subsidiary engaged in a research and development effort to improve the efficiency of thermoelectric devices and to develop, market and distribute products based on this new technology.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 — Segment Reporting (Continued)

Total assets at December 31, 2010 were $72,667 for CCS and $6,755 for BSST. Total assets at December 31, 2009 were $58,063 for CCS and $4,319 for BSST. The table below presents information about the reported product revenues and operating income of the Company for the years ended December 31, 2010, 2009 and 2008.

	CCS	BSST	Reconciling items	As Reported
2010:
Product revenues	$111,669	$734	$—	$112,403
Depreciation and amortization	568	540	260	1,368
Operating income (loss)	29,096	(6,010)	(10,955)	12,131
2009:
Product revenues	$60,626	$299	$—	$60,925
Depreciation and amortization	758	423	257	1,438
Operating income (loss)	13,544	(3,779)	(8,857)	908
2008:
Product revenues	$63,516	$97	$—	$63,613
Depreciation and amortization	999	371	3	1,373
Operating income (loss)	15,494	(3,750)	(7,190)	4,554

BSST’s operating loss is net of reimbursement for developmental expense of $2,269, $2,103 and $2,462 for the years ended 2010, 2009 and 2008, respectively. Reconciling items include selling, general and administrative costs of $10,955, $8,857 and $7,190, respectively, for years ended December 31, 2010, 2009 and 2008.

Product revenue (based on shipment destination) by geographic area is as follows:

	2010	%	2009	%	2008	%
United States	$41,907	37%	$29,135	48%	$24,166	38%
Japan	21,058	19%	11,167	18%	23,288	36%
Korea	18,691	16%	6,311	10%	3,076	5%
Mexico	15,970	14%	5,824	10%	5,092	8%
United Kingdom	8,595	8%	3,913	6%	4,557	7%
Canada	4,246	4%	4,064	7%	2,963	5%
China	1,118	1%	476	1%	471	1%
Germany	705	1%	—	—%	—	—%
Taiwan	53	—%	35	—%	—	—%

Total Foreign	70,496	63%	31,790	52%	39,447	62%

	$112,403	100%	$60,925	100%	$63,613	100%

In 2010, three domestic customers (Lear, Bridgewater and Johnson Controls) represented 34%, 15% and 13%, respectively, of the Company’s product revenues. In 2009, three customers, two domestic (Lear and Bridgewater) and one foreign (NHK), represented 34%, 22% and 10%, respectively, of the Company’s product revenues. In 2008, three customers, two domestic (Lear and Bridgewater) and one foreign (NHK), represented 34%, 15%, and 23%, respectively, of the Company’s product revenues.

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

The Company records a projected benefit obligation representing the present value of future plan benefits when earned by the participant. The following table sets forth the benefit obligation, amounts recognized in the Company’s financial statements and the principal assumptions used:

	2010	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$377	$142	$—
Service cost	228	202	142
Interest cost	23	9	—
Actuarial loss	60	24	—

Net periodic benefit cost	311	235	142

Benefit obligation at end of year	$688	$377	$142

The benefit obligation is included in the Company’s consolidated balance sheet as a non-current liability and the net periodic benefit cost is included in selling, general and administrative expenses in the Company’s consolidated statement of income. A discount rate assumption of 5.25%, 6.0% and 6.5% was used to determine the benefit obligation and the net periodic service cost for 2010, 2009 and 2008, respectively.

Although the Plan is not funded, the Company has established a separate trust having the sole purpose of paying benefits under the Plan. The only asset of the trust is a corporate-owned life insurance policy (“COLI”) on the life of Oscar Marx III, the Chairman of the Company’s Board of Directors. The policy value of the COLI was $855 and $519 as of December 31, 2010 and 2009, respectively, and was included in other non-current assets.

Note 13 — Fair Value Measurement

The Company bases fair value on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have adopted a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Note 13 — Fair Value Measurement (Continued)

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

The Company has no financial assets and liabilities that are carried at fair value at December 31, 2010.

The Company has chosen not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s trade accounts receivable and payable are still reported at their face values.

Although the Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2009 or transacted in the years ended December 31, 2010 and 2009, any future transacted financial asset or liability will be evaluated for the fair value election and fairly valued under the provisions stated above.

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

BSST’s initial contribution in ZT Plus, which gave it a 50% ownership percentage, was comprised of certain intellectual property, intellectual property rights and laboratory equipment, along with organizational and formation costs and totaled $508. Our partner, 5N Plus, received an equal ownership percentage by providing a commitment to fund the venture’s operating and capital expenditures up to a certain amount. We accounted for this initial investment under the equity method. BSST’s 50% share of ZT Plus’ operating losses since the venture’s inception reduced this balance to zero prior to March 1, 2010. We recorded this as loss on equity investment during the fourth quarter of 2009 and the first quarter of 2010.

During March 2010, BSST agreed to purchase all of 5N Plus’ 50% equity for $1,600 effective March 1, 2010. We recorded the purchase as follows:

Cash	$100
Receivable from 5N Plus	509
Research equipment	1,308
Deposits	10
Licenses and patents	283
Payable to BSST	(516)
Accrued liabilities	(94)

Total purchase price	$1,600

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 14 — Equity Investment (Continued)

We plan on continuing the research activities of the venture and have therefore begun to fund its ongoing operating expenses beginning on March 1, 2010.

Note 15 — Derivative Financial Instruments

The Company began a foreign currency risk management strategy in January 2010 that includes the use of derivative financial instruments designed to protect our economic value from the possible adverse effects of currency fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis. We record the ineffective portion of hedging instruments, if any, to other income (expense) in the consolidated condensed statements of operations. At December 31, 2010, we had no outstanding forward contracts.

We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments. Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results. We record effective spot-to-spot changes in these cash flow hedges in accumulated other comprehensive income until the hedged transaction takes place. We did not incur any hedge ineffectiveness during the twelve months ended December 31, 2010 and 2009. We recorded gains of $84 from derivatives that matured designated as hedging instruments in cost of sales during the twelve months ended December 31, 2010.

Note 16 — Purchase of Non-Controlling Interest

During December 2010, the Company purchased the non-controlling 15% equity interest in BSST and certain reversionary rights to intellectual property held Dr. Lon Bell, one of the Company’s directors and former President of BSST, who retired during 2010, for $3,380 in cash. In connection with his retirement, the Company agreed to pay Dr. Bell a termination of service payment equal to $175.

Note 17 — New Accounting Pronouncements

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

The Financial Accounting Standards Board (“FASB”) has issued changes to the accounting for variable interest entities. The changes provide guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The changes include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable interest entity. The changes were effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company adopted the changes on January 1, 2010 which did not have a material impact on the Company’s consolidated financial statements.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 18 — Lawsuit with Competitor

The automotive components and systems business is highly competitive. During 2008, one of our competitors, W.E.T. Automotive Systems AG (“WET”), introduced a heated and cooled automotive seat system very similar to ours on a GM vehicle platform. On November 17, 2009 we filed a patent infringement lawsuit against WET. The complaint was filed in the United States District Court for the Central District of California and alleges that WET infringes four patents we either own or license. On February 8, 2010, WET filed a motion to dismiss the case or transfer it to the Eastern District of Michigan. Also, on February 8, 2010, WET filed a patent infringement lawsuit against us in the Eastern District of Michigan, alleging infringement of eight patents allegedly owned or licensed by WET. On April 5, 2010, based on a determination by the California court that WET was not subject to personal jurisdiction in California, the California court dismissed our lawsuit in California. We answered the lawsuit filed by WET in Michigan, and, on May 6, 2010, asserted counterclaims alleging that WET infringes five patents we either own or license. The Michigan court has not yet set a date for trial, but we expect that a trial would not occur until 2012 or 2013.

On April 23, 2010, WET filed another lawsuit in the Eastern District of Michigan, requesting a ruling that WET does not infringe two of our patents that were not involved in the earlier Michigan lawsuit. We and WET took steps to dismiss the lawsuit without prejudice on August 18, 2010.

On December 10, 2010, we filed another patent infringement lawsuit against WET alleging that it infringes two additional patents that Amerigon owns or licenses, neither of which was involved in any earlier lawsuit. WET has not yet answered.

The various lawsuits involving WET described above seek injunctive relief and/or monetary damages for infringement and other related claims.

Management of the Company is currently unable to predict the outcome of this litigation, but believes the current status of the litigation proceeding against the Company does not warrant accrual under the guidance of ASC 450-20 “Loss Contingencies”, since the amount of any liability is neither probable nor reasonably estimable. As such, no amounts for the litigation have been accrued in the financial statements, however, in accordance with our accounting policy; we recorded reserves for current and future legal costs associated with this lawsuit of $607 and $500 during the fourth quarter of 2010 and fourth quarter of 2009, respectively.

AMERIGON INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2008	542	(85)	—	(139)	318
Year Ended December 31, 2009	318	9	—	(35)	292
Year Ended December 31, 2010	292	287	—	(34)	545

Allowance for Deferred Income Tax Assets
Year Ended December 31, 2008	8,224	—	—	—	8,224
Year Ended December 31, 2009	8,224	—	—	—	8,224
Year Ended December 31, 2010	8,224	(1,645)	—	—	6,579

Reserve for Inventory
Year Ended December 31, 2008	337	860	—	(392)	805
Year Ended December 31, 2009	805	2	—	(175)	632
Year Ended December 31, 2010	632	20	—	(80)	572

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Amerigon Incorporated

We have audited the accompanying consolidated balance sheets of Amerigon Incorporated (a Michigan corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the table of contents appearing under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amerigon Incorporated and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for non-controlling interests effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amerigon Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

February 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Amerigon Incorporated

We have audited Amerigon Incorporated (a Michigan Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amerigon Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Amerigon Incorporated and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Amerigon Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Amerigon Incorporated and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 17 , 2011 expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the adoption of a new accounting standard on January 1, 2009.

/s/ GRANT THORNTON LLP

Southfield, Michigan

February 17, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGON INCORPORATED

By:	/s/ DANIEL R. COKER
DANIEL R. COKER
Chief Executive Officer

Date: February 17, 2011

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

Signature	Capacity	Date

/s/ DANIEL R. COKER DANIEL R. COKER	Director, President and Chief Executive Officer (Principal Executive Officer)	February 17, 2011

/s/ BARRY G. STEELE BARRY G. STEELE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2011

/s/ OSCAR B. MARX III OSCAR B. MARX III	Director, Chairman of the Board	February 17, 2011

/s/ DR. LON E. BELL DR. LON E. BELL	Director	February 17, 2011

/s/ FRANCOIS J. CASTAING FRANCOIS J. CASTAING	Director	February 17, 2011

/s/ JOHN M. DEVINE JOHN M. DEVINE	Director	February 17, 2011

/s/ MAURICE E.P. GUNDERSON MAURICE E.P. GUNDERSON	Director	February 17, 2011

/s/ JAMES J. PAULSEN JAMES J. PAULSEN	Director	February 17, 2011