Form 10-Q
period 2011-03-31
AMERIGON INC
filed 2011-05-02
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At April 28, 2010, the registrant had 22,150,780 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

Current Assets:
Cash & cash equivalents	$6,584	$26,584
Short-term investments	—	9,761
Restricted cash	182,002	—
Accounts receivable, less allowance of $786 and $545, respectively	25,661	18,940
Inventory	7,326	6,825
Deferred income tax assets	1,460	4,905
Prepaid expenses and other assets	1,570	1,421

Total current assets	224,603	68,436
Property and equipment, net	4,507	4,197
Patent costs, net of accumulated amortization of $761 and $706, respectively	5,019	4,653
Deferred financing costs	4,024	—
Deferred income tax assets	4,217	1,279
Other non-current assets	887	857

Total assets	$243,257	$79,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$19,337	$15,275
Accrued liabilities	11,943	5,872
Debt	87,233	—
Derivative financial instruments	2,675	—
Deferred manufacturing agreement – current portion	—	50

Total current liabilities	121,188	21,197
Pension Benefit Obligation	764	688

Total liabilities	121,952	21,885
Series C Convertible Preferred Stock	61,465	—
Shareholders’ equity:
Common Stock:
No par value; 30,000,000 shares authorized, 22,150,780 and 22,037,446 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	66,009	65,148
Paid-in capital	21,344	20,128
Accumulated other comprehensive income	985	93
Accumulated deficit	(28,498)	(27,832)

Total shareholders’ equity	59,840	57,537

Total liabilities and shareholders’ equity	$243,257	$79,422

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Product revenues	$35,796	$24,188
Cost of sales	25,340	17,545

Gross margin	10,456	6,643
Operating expenses:
Research and development	2,661	2,979
Research and development reimbursements	(192)	(1,175)

Net research and development expenses	2,469	1,804
Acquisition transaction expenses	3,754	—
Selling, general and administrative	3,364	2,460

Total operating expenses	9,587	4,264

Operating income	869	2,379
Interest income (expense)	9	(3)
Loss from equity investment	—	(22)
Other income	227	65

Earnings before income tax	1,105	2,419
Income tax expense	1,771	876

Net income (loss)	(666)	1,543
Plus: Loss attributable to non-controlling interest	—	107

Net income (loss) attributable to Amerigon, Inc.	$(666)	$1,650

Basic earnings (loss) per share	$(0.03)	$0.08

Diluted earnings (loss) per share	$(0.03)	$0.07

Weighted average number of shares – basic	22,081	21,532

Weighted average number of shares – diluted	22,081	22,345

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net income (loss)	$(666)	$1,543
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	390	322
Deferred tax provision	1,596	823
Stock option compensation	357	313
Defined benefit plan expense	75	63
Loss from equity investment	—	22
Acquisition transaction expenses	3,754	—
Changes in operating assets and liabilities:
Accounts receivable	(6,722)	(3,034)
Inventory	(500)	(582)
Prepaid expenses and other assets	(182)	546
Accounts payable	4,062	2,279
Accrued liabilities	(101)	49

Net cash provided by operating activities	2,063	2,344

Investing Activities:
Purchases of short-term investments	—	(5,240)
Maturities of short-term investments	9,761	1,348
Purchase of ZT Plus assets, net of cash acquired	—	(1,500)
Acquisition transaction costs	(699)	—
Cash restricted for acquisition	(182,002)	—
Purchase of property and equipment	(696)	(372)
Patent costs	(418)	(162)

Net cash used in investing activities	(174,054)	(5,926)

Financing Activities:
Revolving note borrowings	19,011	—
Borrowing of debt	68,000	—
Cash paid for financing costs	(3,890)	—
Proceeds from the sale of Series C Convertible Preferred Stock	64,514	—
Proceeds from the sale of derivative financial instruments	2,610	—
Proceeds from the exercise of Common Stock options	632	421

Net cash provided by financing activities	150,877	421

Foreign currency effect	1,114	(3)

Net decrease in cash and cash equivalents	(20,000)	(3,164)
Cash and cash equivalents at beginning of period	26,584	21,677

Cash and cash equivalents at end of period	$6,584	$18,513

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Paid-in Capital	Accumulated Deficit	Loss on Pension Benefit Obligation	Currency Translation Adjustment	Total

	Common Stock
	Shares	Amount
Balance at December 31, 2010	22,037	$65,148	$20,128	$(27,832)	$(84)	$177	$57,537
Exercise of Common Stock options for cash	114	861	(229)	—	—	—	632
Tax benefit from Exercises of Common Stock options	—	—	1,088	—	—	—	1,088
Stock option compensation	—	—	357	—	—	—	357
Comprehensive income:
Currency translation	—	—	—	—	—	892
Net loss	—	—	—	(666)	—	—
Total comprehensive income							226

Balance at March 31, 2011	22,151	$66,009	$21,344	$(28,498)	$(84)	$1,069	$59,840

See accompanying notes to the condensed consolidated financial statements.

Note 1 – The Company

The Company designs, develops and markets proprietary technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped approximately 7,400 units of its CCS product through March 2011. Although the Company markets CCS to OEMs, the Company’s primary customers are the OEM’s tier one seating suppliers including, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Marubeni Vehicle Corporation (“Marubeni”), Dymos Incorporated (“Dymos”), Faurecia NHK Kyushu Co. Ltd (“Faurecia NHK”), Faurecia Wuhan Auto Seating (“Faurecia Wuhan”), Tacle Seating USA (“Tacle”) and Magna Seating of America, Inc.(“Magna”).

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

In 2009, we were awarded a contract to manufacture an automotive heated and cooled cup holder for the 2011 Dodge Charger. The cup holder has been designed to be packaged in multiple configurations to accommodate different console environments. In addition to requiring low power consumption, it has proven automotive grade, ruggedness, high reliability and drink retention features. The cup holder has two cup positions that provide for separate temperature settings in each holder that allow the driver and passenger to individually control the heating or cooling of their respective beverages. The technology used in the cup holder is similar to that of the CCS system. The cup holder was launched at the end of the fourth quarter of 2010.

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

Note 1 – The Company - Continued

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

On October 1, 2010, we formed Amerigon Europe GmbH (“Amerigon Europe”) and opened a technical support office in Augsburg, Germany, to provide design initiatives, product development, application engineering and prototype builds in support of European sales.

The Company has evaluated subsequent events through the date that the consolidated condensed financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires adjustment to or disclosure in this filing.

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

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

	Three Months Ended March 31,
	2011	2010

Weighted average number of shares for calculation of basic EPS – Common Stock	22,081,252	21,532,451
Impact of stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	—	812,133

Weighted average number of shares for calculation of diluted EPS	22,081,252	22,344,584

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2011	2010
Stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	2,103,172	462,485

Note 4 – Segment Reporting

The tables below present segment information about the reported product revenues and operating income of the Company for the three month periods ended March 31, 2011 and 2010. Asset information by reportable segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended March 31,	CCS	BSST (1)	Reconciling Items		Total
	(in Thousands)
2011
Product revenues	$35,551	$245	$—		$35,796
Operating income (loss)	9,559	(1,572)	(7,118	) (2)	869
2010
Product revenues	$24,107	$81	$—		$24,188
Operating income (loss)	5,860	(1,021)	(2,460	) (2)	2,379

(1)	BSST’s operating loss for the three months ended March 31, 2011 and 2010 is net of $192,000 and $1,175,000, respectively, of reimbursed research and development costs.
(2)	Represents acquisition transaction costs and corporate selling, general and administrative costs.

Product revenues information by geographic area:

	Three Months Ended March 31,
	2011		2010
	(in Thousands)
North America	$18,927	53%	$14,179	59%
Asia	14,921	42%	7,815	32%
Europe	1,948	5%	2,194	9%

Total product revenues	$35,796	100%	$24,188	100%

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

At March 31, 2011, we had three outstanding forward contracts to purchase Japanese Yen with a total notional principal of approximately $1,354,000, which are summarized as follows:

Currency	Maturity Date	Notional Principal (local currency)	Contract Exchange Rate		Notional Principal (US Dollar)
Japanese Yen ¥	April 29, 2011	¥33,500,000	83.31	¥/$	$402,000
Japanese Yen ¥	May 31, 2011	¥38,500,000	80.67	¥/$	$477,000
Japanese Yen ¥	June 31, 2011	¥38,300,000	80.62	¥/$	$475,000

		¥110,300,000			$1,354,000

A portion of our restricted cash is being held in an escrow account in conjunction with our proposed W.E.T. Acquisition (see “Note 7”) in the form of European Euros. If we do not complete the W.E.T. Acquisition by July 1, 2011, we will be required to redeem our Series C Convertible Preferred Stock (see “Note 8”) at 102.5% of the stated value or $71,750,000, all of which is payable in U.S. Dollars and repay our loans under our Bank of America credit facility (see “Note 9”) totaling $87,233,000, $54,011,000 of which is payable in U.S. Dollars. Additionally, we only have commitments from shareholders of W.E.T. representing 75.58% of the outstanding voting stock totaling a purchase price of €91,906,000. In the event we do not acquire 100% of W.E.T. we will be required to repay a portion of our outstanding loans under the Bank of America credit facility, partly due in U.S. Dollars. Finally, a portion of the Euro denominated escrow account, €6,400,000, represents amounts available if treasury shares, currently held by W.E.T, are tendered which we do not consider likely. If these shares are not tendered, we are required to repay a portion of our outstanding loans under the credit facility, all of which is payable in U.S. Dollars. We have entered into a forward currency contract to purchase U.S. Dollars with these funds as follows:

Currency	Maturity Date	Notional Principal (local currency)	Contract Exchange Rate		Notional Principal (US Dollar)
US Dollars $	June 6, 2011	€6,400,000	1.4054	€/$	$8,994,000

Note 6 – Derivative Financial Instruments

Certain of our acquisition transaction costs, deferred financing costs and costs associated with our Series C Convertible Preferred Stock offering totaling $6,237,000 were unpaid as of March 31, 2011. A portion of these expenses are payable in European Euros. We entered into a forward currency contract to purchase European Euros for these expenses as follows:

Currency	Maturity Date	Notional Principal (local currency)	Contract Exchange Rate		Notional Principal (US Dollar)
Euros €	April 1, 2011	€1,800,000	1.4087	€/$	$2,536,000

We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments. Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results. We record effective spot-to-spot changes in these cash flow hedges in accumulated other comprehensive income until the hedged transaction takes place. We did not incur any hedge ineffectiveness during the three month period ended March 31, 2011 and 2010. We recorded gains of $3,000 and $17,000 from derivatives that matured designated as hedging instruments in cost of sales during the three month periods ended March 31, 2011 and 2010, respectively.

Note 7 – W.E.T. Acquisition

On February 28, 2011, we and our wholly owned subsidiary Amerigon Europe entered into a Share Sale Purchase Agreement (the “SPA”) with Indigo Capital LLP in its capacity as manager for both Indigo Capital IV LP and ICWET LP (“Indigo”) and Industrie-Beteiligungs-Gesellschaft mbH (“IBG” collectively, with Indigo, the “Majority Sellers”), pursuant to which Amerigon Europe has agreed to purchase all of the shares of voting stock in W.E.T. Automotive Systems AG (“W.E.T.”) directly or indirectly owned by each of Indigo and IBG at a purchase price of €40.00 per share, for a total purchase price of approximately €91,906,000. The shares owned by Indigo and IBG represent approximately 75.58% of the outstanding voting rights in W.E.T. Indigo and IBG have agreed to sell their shares to us by tendering such shares pursuant to the W.E.T. Tender Offer (as defined below).

Note 7 – W.E.T. Acquisition – Continued

Simultaneous with the execution of the SPA, we and Amerigon Europe also entered into a Business Combination Agreement (the “BCA” collectively, with the SPA, the “Acquisition Agreements”) with W.E.T. setting forth the terms and conditions under which Amerigon Europe is required to launch a tender offer in Germany for all of the outstanding shares of W.E.T. (the “W.E.T. Tender Offer” and together with the consummation of the transactions contemplated by the SPA and the BCA, the “W.E.T. Acquisition) as well as the terms and conditions governing our and W.E.T.’s conduct prior to and after the closing of the W.E.T. Tender Offer. The WET Tender Offer was launched on April 11, 2011. Among other things, the BCA provides that W.E.T. shall continue to be operated as a separate business and remain a separate legal entity and subsidiary of Amerigon Europe, including following completion of the W.E.T. Tender Offer, unless certain conditions are satisfied. In addition, W.E.T. management shall remain substantially unchanged up to and until the occurrence of certain conditions specified in the BCA. Moreover, upon the occurrence of such conditions, the current chief executive officer of W.E.T. shall be appointed to the board of directors of Amerigon, subject to compliance with applicable law.

In connection with the execution of the SPA and the BCA, Amerigon Europe is required to file and has filed a tender offer document with the German Financial Supervisory Authority, stating the terms of the W.E.T. Tender Offer for the outstanding shares of W.E.T. and certifying as to the availability of secured financing to complete the W.E.T. Tender Offer. Amerigon Europe has filed such tender offer document with the German Financial Supervisory Authority and Amerigon Europe has filed a required exhibit to such document from a recognized financing authority certifying that Amerigon Europe has secured financing in an amount sufficient to complete the Acquisition, assuming all shares of W.E.T. are tendered pursuant to the W.E.T. Tender Offer. Pursuant to the SPA and the BCA, Amerigon and W.E.T. each previously submitted the necessary pre-merger notification filings with the U.S. Federal Trade Commission (the “FTC”) and the Antimonopoly Committee of Ukraine (the “AMC”) for review by such governmental authorities. The initial statutory waiting period for the pre-merger filing with the FTC was set to expire on March 30, 2011; however, Amerigon informed the FTC that we voluntarily withdrew our initial submission on March 30, 2011 and then re-filed such submission on April 1, 2011, thereby restarting the 30-day statutory waiting period, which is set to expire on May 2, 2011. Our withdrawal and refilling of our submission has allowed the FTC a longer period of time to review the merger filing before the FTC reaches a conclusion to either issue a request for additional information or allow the waiting period to lapse without action. No assurance can be given that the new statutory waiting period will expire without further requests by the FTC.

Note 7 – W.E.T. Acquisition – Continued

On March 31, 2011, we deposited €128,000,000 into three separate escrow accounts established pursuant to an escrow agreement. The source of these funds represented proceeds from the issuance of our new Series C Convertible Preferred Stock (see “Note 8”), borrowings under a new credit facility (see “Note 9”), and our own cash and cash equivalent and short-term investment holdings as follows:

	Escrow Accounts
Funding Sources	Amerigon	Bank	Series C Preferred Stock	Total
Amerigon	$21,549	$—	$1,750	$23,299
Bank of America credit facility	—	87,010	—	87,010
Series C Convertible Preferred Stock	—	—	70,000	70,000

Total escrow funding in US Dollars	$21,549	$87,010	$71,750	180,309

Foreign currency translation				1,221

Balance as of March 31, 2011				$181,530

Total escrow balance in European Euros	€15,297	€61,770	€50,933	€128,000

These amounts have been recorded on our balance sheet as restricted cash.

Amerigon and W.E.T. are presently engaged in lawsuits concerning intellectual property. They have agreed to jointly apply to the applicable court for a temporary suspension of proceedings pending successful completion of the acquisition.

Note 8 – Series C Convertible Preferred Stock

On March 31, 2011, we issued 7,000 shares of our Series C Convertible Preferred Stock (each a “Preferred Share” and, collectively, the “Preferred Shares”) having an initial stated value of $10,000 per Preferred Share, subject to adjustment. We have received approximately $64,075,000 in net proceeds from the sale, after deducting placement agent fees and other offering expenses which totaled $5,925,000. We intend to use the net proceeds from this offering to fund, in part, the W.E.T. Acquisition.

Note 8 – Series C Convertible Preferred Stock – Continued

Upon the closing of this offering, pending completion of the W.E.T. Acquisition, the proceeds were deposited into an escrow account as outlined in Note 7. If the W.E.T. Acquisition is not completed prior to July 1, 2011 (which date may be extended by the holders of the Series C Convertible Preferred Stock, subject to certain conditions), we will redeem all of the Series C Convertible Preferred Stock then outstanding, at a redemption price equal to 102.5% (“No Acquisition Redemption Premium”) of the aggregate stated value of the Series C Convertible Preferred Stock, plus accumulated and unpaid dividends up to, but not including, the redemption date. We would also then issue certain warrants further described below (“No Acquisition Warrants”). The No Acquisition Redemption Premium and No Acquisition Warrants represent embedded derivatives and have been bifurcated for recording purposes. The estimated fair value of the No Acquisition Redemption Premium and the No Acquisition Warrants as of March 31, 2011 were $700,000 and $1,910,000, respectively. We will continue to report the No Acquisition Redemption Premium and the No Acquisition Warrants at fair value with changes in fair value being recorded in the statement of operations. If the W.E.T. Acquisition is completed by July 1, 2011, the No Acquisition Redemption Premium will expire and the No Acquisition Warrants will not be issued and therefore the fair value will equal zero at the acquisition date.

The liquidation preference with respect to each share of Series C Convertible Preferred Stock is the greater of (i) the sum of the stated value, accrued and unpaid dividends and the amount of all future dividends through the maturity date that would have been received in the absence of liquidation; and (ii) an amount that a holder would have received in liquidation had the Series C Convertible Preferred Stock been converted immediately prior to the event of liquidation.

Holders of the Series C Convertible Preferred Stock are entitled to receive, out of funds legally available therefore, dividends payable in cash (if permitted under the Bank of America credit facility), our Common Stock (if certain equity conditions are satisfied or waived as of the applicable date), or any combination thereof, at the election of the Company, at the rate of 8% per annum of the stated value, payable quarterly in arrears on September 1, December 1, March 1 and June 1 of each year, commencing September 1, 2011. Dividends on our Series C Convertible Preferred Stock will be cumulative from the date of initial issuance.

We will redeem the Series C Convertible Preferred Stock in nine equal quarterly installments beginning on September 1, 2011 and ending on September 1, 2013 (each, an “Amortization Date”) by paying cash, issuing shares of our Common Stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends.

Note 8 – Series C Convertible Preferred Stock – Continued

We may, at our option, elect to pay the quarterly amortization amount on each Amortization Date if certain conditions are satisfied or waived as of the relevant notice date through the relevant Amortization Date, in shares of common stock, in cash (if permitted under the Bank of America credit facility), or in any combination of shares and cash. To the extent that we pay all or any portion of a quarterly amortization amount in shares of common stock, if the equity conditions are satisfied or waived as of the applicable notice date through the applicable Amortization Date, we will deliver on the applicable Amortization Date a number of shares of common stock equal to (i) the applicable quarterly installment amount being paid in shares of common stock divided by the lower of (A) the conversion price for the Series C Convertible Preferred Stock and (B) the Market Price (as defined below) determined as of the applicable Amortization Date less (ii) any Pre-Installment Shares (as defined below) with respect to such installment. If we pay all or any portion of a quarterly amortization amount in shares of common stock, we will be required to deliver a number of shares of common stock to the holders of the Series C Convertible Preferred Stock twenty three (23) trading days prior to the applicable Amortization Date equal to the portion of applicable quarterly amortization amount determined by us to be paid in shares of common stock divided by the lower of (A) the conversion price for the Series C Convertible Preferred Stock (as the same may be adjusted) and (B) the Market Price determined as of the trading day prior to such date (such shares “Pre-Installment Shares”).

The “Market Price” means a ten percent (10%) discount to the arithmetic average of the lowest fifteen (15) volume weighted average prices of the common stock during the twenty (20) consecutive trading day period ending two (2) trading days prior to each applicable date of determination.

Holders of the Series C Convertible Preferred Stock may convert their shares at any time after the release of the proceeds from the escrow account into shares of common stock at a conversion price of $15.83, including the conversion of accrued but unpaid dividends per Preferred Share then remaining into shares of common stock, and in addition will be entitled to a make-whole amount that would apply in a conversion (reflecting dividends that would have been payable through maturity if the Series C Convertible Preferred Stock had remained outstanding); provided, however, that under certain conditions where we have not obtained stockholder approval as described below and the Bank of America credit facility prohibits payment of the make-whole amount, we will only be obligated to pay such make-whole amount at the time such amount, or portion thereof, would have been due to be paid as a dividend as if the Series C Convertible Preferred Stock at issue had not been converted.

Note 8 – Series C Convertible Preferred Stock – Continued

The Series C Convertible Preferred Stock is subject to mandatory redemption at the election of a holder upon the occurrence of certain triggering events as defined by the certificate of designation filed with the State of Michigan setting forth the terms of the Preferred Shares. The redemption price per Preferred Share in these circumstances would be the greater of (i) 125% of the stated value plus accrued dividends, and (ii) the conversion rate then in effect (which rate reflects the number of shares of common stock into which each share of the holder’s Series C Convertible Preferred Stock may be converted) multiplied by the highest closing sale price of our common stock during the period beginning immediately prior to the triggering event and ending on the date the holder delivers a notice of redemption, plus in each case the additional make-whole amount that would apply in a conversion (reflecting dividends that would have been payable through maturity if the Preferred Shares had remained outstanding).

In no event will the aggregate number of shares of common stock issued to the holders of the Preferred Shares exceed 19.99% of the total number of shares of common stock outstanding on the closing date of the issuance of the Series C Convertible Preferred Stock unless we have obtained stockholder approval for the issuance of more than such number of shares of common stock pursuant to NASDAQ Listing Rule 5635.

In general, a holder is restricted from converting its Series C Convertible Preferred Stock to the extent that such conversion would cause the holder to have acquired, through conversion of the Series C Convertible Preferred Stock or otherwise, beneficial ownership of a number shares of our common stock in excess of 4.99% of our common stock immediately preceding the conversion. This limitation may from time to time be increased or decreased as it applies to any holder.

Holders of Series C Convertible Preferred Stock will not have any voting rights except as specifically provided in our articles of incorporation or as otherwise required by law. The holders of Series C Convertible Preferred Stock or shares of common stock issued in respect of Series C Convertible Preferred Stock upon conversion or redemption or as dividends will not be eligible to vote such shares to remove the cap as described above.

With respect to dividend rights and rights upon liquidation, winding up or dissolution, our Series C Convertible Preferred Stock will be:

•	junior to all of our existing and future indebtedness;

•

junior to each other class or series of our capital stock other than (i) our common stock and any other class or series of our capital stock the terms of which provide that such class or series will rank junior to the Preferred Shares and (ii) any other class or series of our capital stock, the terms of which provide that such class or series will rank on parity with the Preferred Shares;

•	on parity with any class or series of our capital stock the terms of which provide that such class or series will rank on parity with the Preferred Shares;

Note 8 – Series C Convertible Preferred Stock – Continued

•	senior to our common stock and any other class or series of our capital stock the terms of which provide that such class or series will rank junior to the Preferred Shares; and

•	effectively junior to all of our subsidiaries’ (i) existing and future liabilities and (ii) capital stock held by others.

Pursuant to the terms of the Series C Convertible Preferred Stock, we will not, without the prior written consent of holders of the Series C Convertible Preferred Stock, incur indebtedness in excess of (i) $150 million (with any amount thereunder in Euro converted to U.S. Dollars at the exchange rate on the date of initial issuance of the Preferred Shares) under the Bank of America credit facility and (ii) the aggregate amount of additional indebtedness permitted under the Bank of America credit facility.

If the W.E.T. Acquisition is not completed by July 1, 2011 (which date may be extended by the holders of the Series C Convertible Preferred Stock, subject to certain conditions), we will be required to issue No Acquisition Warrants to the investors in the Series C Convertible Preferred Stock granting such investors the right to purchase an aggregate of 1,125,000 shares of our common stock, at an initial exercise price of $13.50 per share, subject to adjustment. Such warrants would have a term of five years. The exercise price of the No Acquisition Warrants will be adjustable in connection with certain capital events, such as stock splits or consolidations. The No Acquisition Warrants contain a limitation on exercise similar to the cap on conversion for the Series C Convertible Preferred Stock described above.

Note 9 – Debt

On March 30, 2011, we entered into a new credit agreement with a syndication of banks led by Bank of America (the “Bank of America credit facility) and cancelled our then existing credit facility with Comerica Bank. In conjunction with the cancellation, we entered into a pledge and security agreement with Comerica Bank and deposited $472,000 as collateral for an outstanding letter of credit. The cash deposit is included in restricted cash on the consolidated condensed balance sheet as of March 31, 2011.

Amerigon and Amerigon Europe are each borrowers under the agreement. The Bank of America credit facility provides two term notes (referred to as the “US Term Note and Europe Term Note”) and a $25,000,000 revolving line of credit note (“Revolving Note”). On March 31, 2011 we borrowed the following amounts on each note:

Note 9 – Debt – Continued

	Interest Rate at March 31, 2011	Borrowing Proceeds on March 30, 2011	Balance as of March 31, 2011
		(Currency Borrowed)	(U.S. Dollars)
US Term Note	3.49%	$35,000,000	$35,000,000
Europe Term Note (1)	4.16%	€23,426,000	33,222,000
Revolving Note	3.49%	$19,011,000	19,011,000

Total debt			$87,233,000

(1)	The Europe Term Note was drawn and is denominated in the European Euro.

The amounts drawn under the US Term Note and the Revolving Note in U.S. Dollars were used to purchase €38,344,000 and together with the proceeds of the Europe Term Note, totaled €61,770,000. These proceeds were then deposited into an escrow account (“Bank Escrow”) established for the purpose of the proposed W.E.T. Acquisition. If the W.E.T. Acquisition is not consummated by July 1, 2011, the Bank of America credit facility requires the loans to be repaid in full. As such, we have classified the loans as current debt in the consolidated condensed balance sheet as of March 31, 2011. Furthermore, any amounts not used for the W.E.T. Acquisition must be used to first repay $9,011,000 of the Revolving Note and then repay a portion of the Europe Term Note and Revolving Note on a pro-rata basis.

The Company incurred $4,024,000 in expenses associated with the Bank of America credit facility which has been recorded as deferred financing costs and will be amortized over the life of the credit agreement using the effective interest method. The Bank of America credit facility expires on March 30, 2016. If we do not consummate the W.E.T. Acquisition this amount will be recorded as an expense.

The term loans are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 20% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. Principal outstanding under the Bank of America credit facility will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR) rate (“Eurocurrency Rate Loans”) (0.24% at March 31, 2011) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”) which, after an initial period will vary based on the Consolidated Leverage Ratio of the Company, as defined by the Bank of America credit agreement. This initial period will end during the fourth quarter of 2011. The base rate is equal to the highest of the Federal Funds Rate (0.1% at March 31, 2011) plus 0.5%, Bank of America’s prime rate (3.25% at March 31, 2011), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate during the initial period is 3.25% for Eurocurrency Rate Loans and 2.25% for Base Rate Loans.

The Company must maintain certain financial ratios including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio as defined by the Bank of America credit agreement. The loans are secured by all of the Company’s assets.

As of March 31, 2011 we had $5,989,000 in available borrowing capacity under the Revolving Note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company designs, develops and markets proprietary technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped approximately 7,400 units of its CCS product through March 2011. Although the Company markets CCS to OEMs, the Company’s primary customers are the OEM’s tier one seating suppliers including, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Marubeni Vehicle Corporation (“Marubeni”), Dymos Incorporated (“Dymos”), Faurecia NHK Kyushu Co. Ltd (“Faurecia NHK”), Faurecia Wuhan Auto Seating (“Faurecia Wuhan”), Tacle Seating USA (“Tacle”) and Magna Seating of America, Inc.(“Magna”).

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

In 2009, we were awarded a contract to manufacture an automotive heated and cooled cup holder for the 2011 Dodge Charger. The cup holder has been designed to be packaged in multiple configurations to accommodate different console environments. In addition to requiring low power consumption, it has proven automotive grade, ruggedness, high reliability and drink retention features. The cup holder has two cup positions that provide for separate temperature settings in each holder that allow the driver and passenger to individually control the heating or cooling of their respective beverages. The technology used in the cup holder is similar to that of the CCS system. The cup holder was launched at the end of the fourth quarter of 2010.

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

On February 28, 2011 we entered into a purchase agreement with shareholders representing 75.58 percent of the voting shares of W.E.T. Automotive Systems (“W.E.T.”), a publicly-traded German company located in Odelzhausen, Germany. Under the terms of the agreement, Amerigon would purchase all of the shares held by such shareholders at a price of €40 per share (or $56.35 per share at a euro/$1.4087 exchange rate). Concurrent with such transaction, on April 11, 2011, we launched a tender offer for the remaining voting shares of W.E.T. at the same price. Based on the 3,040,000 voting shares in W.E.T. presently outstanding, the transaction would value W.E.T. at euro 121.6 million (or $171,298,000 at a euro/$1.4087 exchange rate). W.E.T.’s reported worldwide revenues for the year ended December 31, 2010 were approximately euro 227 million (or approximately $320,000,000 million at a euro/$1.4087 exchange rate). The closing of the W.E.T. Acquisition is contingent upon receiving all necessary approvals by the appropriate regulatory authorities in the countries where Amerigon and W.E.T. operate, including from the FTC.

Results of Operations

First Quarter 2011 Compared with First Quarter 2010

Product Revenues. Product revenues for the three months ended March 31, 2011 (“First Quarter 2011”) were $35,796,000 compared with product revenues of $24,188,000 for the three months ended March 31, 2010 (“First Quarter 2010”), an increase of $11,608,000, or 48%. Higher sales were primarily the result of new model introductions and a much improved automotive marketplace causing higher vehicle production levels on existing programs. Modest shipments of our heated and cooled mattress, which was launched at the very end of the Third Quarter 2010, and our first significant shipments of our new heated an cooled cup holder also contributed to the higher product revenue levels. Unit shipments of CCS were 501,000 for the First Quarter 2011 compared with unit shipments of 349,000 in the First Quarter 2010, an increase of 152,000 units or 44%. The higher product revenues and unit volumes on existing programs were due to a continued recovery from historically low vehicle production levels experienced during the recent recession. Automotive production was significantly higher during the First Quarter 2011 as compared to the First Quarter 2010. Production of light vehicles in North America increased by 16% to 3.3 million during the First Quarter 2011 from 2.9 million during the First Quarter 2010. New vehicles equipped with CCS and launched since the end of the First Quarter 2010 included the Ford Explorer, KIA Mohave, KIA Borrego, KIA Optima, and the Hyundai Sonata. Additionally, several new vehicle programs which were launched during the First Quarter 2010, had higher revenue during the First Quarter 2011 due to reaching a full production run rate. These programs include the Ford F250, KIA Sportage, Hyundai Tucson. Finally, at the very end of the fourth quarter 2010 we launched our new heated and cooled cup holder on the Dodge Charger. Revenue on this program during the First Quarter 2011 was $1,082,000.

On March 11, 2011, a 9.0 magnitude undersea earthquake occurred off the cost of Japan. The earthquake triggered an extremely destructive tsunami wave that struck Japan shortly after the earthquake. These events have caused extensive and severe structural damage in Japan, including heavy damage to roads and railways, as well as fires in many areas. Many electrical generators ceased operation, and nuclear reactors suffered debilitating explosions. As a result of these disasters, there have been various disruptions to certain of our customers’ production of vehicles and to the flow of parts from production facilities in Japan that supply the worldwide automotive industry. During the First Quarter 2011, we did not experience any significant production delays stemming from the impact of these disasters on our suppliers. Additionally, although our customers have reported significant production stoppages, these did not have a significant impact on shipments to our customers. We are not certain, however, what continuing impact these events will have on our ability to produce and supply our products to our customers during the remainder of 2011 and whether our customers will decrease or cancel production orders if they are not able to produce vehicles.

Cost of Sales. Cost of sales increased to $25,340,000 in the First Quarter 2011 from $17,545,000 in the First Quarter 2010. This increase of $7,795,000, or 44%, is attributable to higher sales volumes offset partially by a higher gross profit percentage. The gross profit percentage during the First Quarter 2011 was 29% and was 27% during the First Quarter 2010. This increase is primarily attributable to a favorable change in the mix of products sold, and by a greater coverage of fixed cost at the higher volume levels.

TED’s, which represent the key component of the CCS system, contain the metal Tellurium (“Te”) which represented approximately 3% of our cost of sales during 2010. During the First Quarter 2011, the market for Te experienced a significant increase. We purchase Te indirectly through our contract manufacturers. This arrangement delays the effect of higher market prices for Te on our cost of sales. As such, we did not experience higher costs of Te during the First Quarter 2011, however, it is likely that the higher Te market price will begin to affect our cost of sales some time during the second quarter 2011 unless the market price begins to decline. In recent years, we have implemented changes to the manufacturing process for our TED’s which enable us to use less Te per component. These changes currently impact a small portion of our TED purchases; over time we expect to be able to extend the program to the balance of our TED purchases.

Net Research and Development Expenses. Net research and development expenses increased to $2,469,000 in the First Quarter 2011 from $1,804,000 in the First Quarter 2010. This $665,000, or 37%, increase was primarily due to the advanced TED materials program by BSST’s now wholly owned ZT Plus subsidiary. When we formed ZT Plus, certain ongoing expenses associated with our advanced TED materials program were transferred to the new partnership and were partially funded by our partner, 5N Plus. These activities, and the associated cost, have been expanded since that formation date. Effective March 1, 2010, BSST purchased 5N Plus’ 50% ownership and since that date is providing 100% of the necessary funding. We have also experienced higher developing costs for new products, such as the heated and cooled bed, heated and cooled cup holder and cold storage box and to develop improvements in our current CCS system. The costs associated with these projects were greater during the First Quarter 2011 primarily due to some of the projects reaching the commercial launch phase of development. During the First Quarter 2011, the research and development reimbursements were lower compared with the First Quarter 2010. Research and development reimbursements fluctuate from period to period due to the timing of different phases of the various underlying projects.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. We incurred $3,754,000 in fees and expenses associated with the proposed acquisition of W.E.T. during the First Quarter 2011. We expect that these costs will not be deductible for tax purposes. We did not incur any acquisition transaction expenses during the First Quarter 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,364,000 in the First Quarter 2011 from $2,460,000 in the First Quarter 2010. This $904,000, or 37%, increase is primarily due to the opening of offices in Germany and China and other higher expenses.

Income Tax Expense. The acquisition transaction expenses of $3,754,000 during the First Quarter 2011 are not expected to be deductible and therefore our estimated income tax expense for that same period of $1,771,000 does not reflect any related tax benefit. Our estimated effective tax rate for the First Quarter 2011 was 37% before the effect of the acquisition transaction expenses. During the First quarter 2010 we recorded an income tax expense of $876,000 representing an estimated effective tax rate of 36% on pre-tax income of $2,419,000. Our effective tax rate was estimated based upon a forecast of our full year results not including the acquisition transaction costs which were reflected separately as a discrete tax item.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	March 31, 2009	December 31, 2010
Cash and cash equivalents	$6,584,000	$26,584,000
Short-term investments	—	9,761,000

	$6,584,000	$36,345,000

We believe that our cash and cash equivalents will be adequate to fund our working capital and operating business needs for the foreseeable future.

During the First Quarter 2011, we liquidated all of our short-term investments. We combined these proceeds along with a portion of our cash and cash equivalents to deposit, a total of $23,299,000, to purchase and deposit €16,539,000 into two of three different escrow accounts for purposes of the proposed W.E.T. Acquisition. Additional funds raised from our new credit facility and our Series C Convertible Preferred Stock offering have also been used to purchase European Euros for the W.E.T. Acquisition escrow accounts as follows:

	Escrow Accounts
Funding Sources	Amerigon	Bank	Series C Preferred Stock	Total
Amerigon	$21,549	$—	$1,750	$23,299
Credit facility	—	87,010	—	87,010
Series C Convertible Preferred Stock	—	—	70,000	70,000

Total escrow funding in US Dollars	$21,549	$87,010	$71,750	180,309

Foreign currency translation				1,221

Balance as of March 31, 2011				$181,530

Total escrow balance in European Euros	€15,297	€61,770	€50,933	€128,000

Cash provided by operating activities during the First Quarter 2011 was $2,063,000. Our net loss during the First Quarter 2011 of $666,000 resulted in positive operating cash flows after making adjustments for acquisition transaction expenses of $3,754,000, deferred tax provision of $1,596,000, depreciation and amortization $390,000, stock option compensation totaling $357,000 and defined benefit plan expense of $75,000. These amounts were offset partially by a $3,443,000 use of cash associated with a net increase in operating assets and liabilities.

As of March 31, 2011, working capital was $103,415,000 compared with $47,239,000 at December 31, 2010, an increase of $56,176,000, or 119%. The increase was primarily due to the restricted cash balance of $182,002,000 which was partially offset by a debt balance of $87,233,000 and a reduction in our cash and cash equivalents and short-term investments of $20,000,000 and $9,761,000, respectively, and by the derivative financial instruments balance of $2,675,000. All of these changes were related to the financing and funding of our escrow accounts for purposes of the proposed W.E.T. Acquisition. The increase was also due to increases in accounts receivable of $6,722,000 and inventory of $500,000. These were offset by increases in accounts payable and accrued liabilities of $4,062,000 and $6,071,000, respectively, and a decrease in current deferred income tax assets of $3,445,000. Accounts receivable increased due to an increase in product revenues during the First Quarter 2011 as compared to the Fourth Quarter 2010. Accounts payable and inventory increased due to the increased purchases required to support our higher product revenues. The increase in accrued liabilities was primarily related to accrued transaction costs associated with the W.E.T. Acquisition and financing costs for the Bank of America credit facility and the Series C Convertible Preferred Stock offering totaling $6,236,000.

Cash used in investing activities was $174,054,000 during the First Quarter 2011, reflecting the cash restricted for the W.E.T. Acquisition totaling $182,002,000, cash paid for acquisition transaction costs of $699,000, purchases of property and equipment totaling $696,000 and the cost to acquire new patents and patent application filings of $418,000. These amounts were partially offset by maturities of short-term investments of $9,761,000. Purchases of property and equipment for the period are primarily related to new equipment purchases needed to maintain current production programs and other operational facilities.

Cash provided by financing activities was $150,877,000 during the First Quarter 2011, reflecting borrowings net of cash paid for financing costs under the Bank of America credit facility totaling $83,121,000, proceeds from the sale of our Series C Convertible Preferred Stock net of cash paid for related transaction expenses totaling $64,513,000, proceeds from the sale of derivative financial instruments of $2,610,000, embedded in the Series C Convertible Preferred Stock, and $633,000 in proceeds of Common Stock option exercises.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2010 annual report on Form 10-K includes a description of certain critical accounting policies, including those with respect to warranty reserves, allowances for doubtful accounts, deferred tax asset valuation allowance and inventory reserves.

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report, including expectations of increased revenues and continuing losses, our financing requirements, our capital expenditures, our potential acquisitions and our prospects for the development of platforms with major automotive manufacturers, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission (“SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, a portion of our restricted cash held in European Euros, our debt obligations under our Bank of America credit facility and foreign currency contracts.

We have in the past, and may in the future, place our investments in certificates of deposit and in debt instruments of the U.S. government and high-quality corporate issuers. As stated in our policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk and market risk.

The table below presents the carrying value and related weighted average interest rates for our cash and cash equivalents and our restricted cash. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. The carrying value approximates fair value at March 31, 2011.

Marketable Securities	Carrying Value	Average Rate of Return at March 31, 2011 (Annualized)
Cash equivalents	$6,208,000	0.01%

Restricted Cash – W.E.T Acquisition escrow	$181,530,000	—%

Restricted Cash – Comerica pledge account	$472,000	—%

A portion of our restricted cash is being held in escrow in conjunction with our proposed W.E.T. Acquisition in the form of European Euros, or €128,000,000. If we do not complete the W.E.T. Acquisition by July 1, 2011, we will be required to redeem our Series C Convertible Preferred Stock at 102.5% of the stated value or $71,750,000, all of which is payable in U.S. Dollars and repay our loans under our Bank of America credit facility totaling $87,233,000, $54,011,000 of which is payable in U.S. Dollars. Additionally, we only have commitments from shareholders of W.E.T. representing 75.58% of the outstanding voting stock totaling a purchase price of €91,906,000. In the event we do not acquire 100% of W.E.T. we will be required to repay a portion of our outstanding loans under the Bank of America credit facility, partly due in U.S. Dollars. Finally, a portion of the Euro denominated escrow account, €6,400,000, represents amounts available if treasury shares, currently held by W.E.T, are tendered which we do not consider likely. If these shares are not tendered, we are required to repay a portion of our outstanding loans under the Bank of America credit facility, all of which is payable in U.S. Dollars. We have entered into a forward currency contract to purchase U.S. Dollars with these funds as follows:

Currency	Maturity Date	Notional Principal (local currency)	Contract Exchange Rate		Notional Principal (US Dollar)
US Dollars $	June 6, 2011	€6,400,000	1.4054	€/$	$8,994,000

Certain of our acquisition transaction costs, deferred financing costs and costs associated with our Series C Convertible Preferred Stock offering totaling $6,237,000 were unpaid as of March 31, 2011. A portion of these expenses are payable in European Euros. We entered into a forward currency contract to purchase European Euros for these expenses as follows:

Currency	Maturity Date	Notional Principal (local currency)	Contract Exchange Rate		Notional Principal (US Dollar)
Euros €	April 1, 2011	€1,800,000	1.4087	€/$	$2,536,000

We have loans totaling $87,233,000 under our Bank of America credit facility that bear interest at a variable rate. We have the option to elect interest rates based on either a Eurocurrency (LIBOR) rate (“Eurocurrency Rate Loans”) (0.24% at March 31, 2011) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”) which, after an initial period will vary based on the Consolidated Leverage Ratio of the Company, as defined by the Bank of America credit agreement. This initial period will end during the fourth quarter of 2011. The base rate is equal to the highest of the Federal Funds Rate (0.1% at March 31, 2011) plus 0.5%, Bank of America’s prime rate (3.25% at March 31, 2011), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate during the initial period is 3.25% for Eurocurrency Rate Loans and 2.25% for Base Rate Loans.

Our purchases of certain of our components are denominated in Japanese Yen. In order to protect ourselves from changes in the exchange rate between the U.S. Dollar and Japanese Yen we enter into foreign currency forward contracts to purchase the Japanese Yen. At March 31, 2011, we had three outstanding forward contracts to purchase Japanese Yen with a total notional principal of approximately $1,354,000, which are summarized as follows:

Currency	Maturity Date	Notional Principal (local currency)	Contract Exchange Rate		Notional Principal (US Dollar)
Japanese Yen ¥	April 29, 2011	¥33,500,000	83.31	¥/$	$402,000
Japanese Yen ¥	May 31, 2011	¥38,500,000	80.67	¥/$	$477,000
Japanese Yen ¥	June 31, 2011	¥38,300,000	80.62	¥/$	$475,000

		¥110,300,000			$1,354,000

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended March 31, 2011. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at March 31, 2011.

There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should review our Annual Report on Form 10-K for the year ended December 31, 2010 which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations. Aside from the additional risk factors set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2010:

Risks Relating to the W.E.T. Acquisition

Completion of the W.E.T. Acquisition is subject to the receipt of consents and approvals from, or the making of filings with, government entities that could delay completion of the W.E.T. Acquisition or impose conditions that could have a material adverse effect on the Company or that could cause abandonment of the W.E.T. Acquisition.

The W.E.T. Acquisition is being reviewed by the FTC under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under this statute, Amerigon and W.E.T. were required to make pre-merger notification filings and now await the expiration of the statutory waiting period prior to completing the W.E.T. Acquisition. If the FTC challenges the W.E.T. Acquisition, there can be no assurance that such a challenge would be unsuccessful. Any such challenge may seek to enjoin the W.E.T. Acquisition, impose conditions on the completion of the W.E.T. Acquisition or require changes to the terms of the W.E.T. Acquisition. Such conditions or changes could have the effect of preventing or delaying completion of the W.E.T. Acquisition or imposing additional costs on us or limiting the revenues of the Company following the W.E.T. Acquisition, any of which could have a material adverse effect on the Company.

The initial statutory waiting period for the pre-merger filing with the FTC was set to expire on March 30, 2011; however, Amerigon previously informed the FTC that we voluntarily withdrew our initial submission on March 30, 2011 and then re-filed such submission on April 1, 2011, thereby restarting the 30-day statutory waiting period which is set to expire on May 2, 2011. No assurance can be given that the new statutory waiting period will expire without further requests by the FTC.

If the W.E.T. Acquisition is not completed as expected, our share price, business and results of operations may suffer.

The Acquisition Agreements contain representations, warranties and covenants of the parties customary for transactions of this type and contain various termination provisions for us, the Majority Sellers and W.E.T. The closing of the transactions contemplated by the Acquisition Agreements is subject to the satisfaction or waiver of a number of customary conditions set forth in the Acquisition Agreements, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

It is possible that the required conditions to the consummation of the transactions contemplated by the Acquisition Agreements may not be satisfied or that the Acquisition Agreements may be terminated before the transactions contemplated by the Acquisition Agreements are consummated. The consummation of these transactions might be delayed if the conditions to consummation are not met. If the consummation of the transactions contemplated by the Acquisition Agreements are delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and share price, including:

•

activities related to the Acquisition Agreements (including the financing of the transactions contemplated by the Acquisition Agreements) and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed transactions are not consummated, and our relationship with W.E.T. and its affiliates could be irreparably damaged;

•	the market price of our common stock could decline following an announcement that the proposed transactions have been abandoned or delayed;

•	we would remain liable for our costs related to the proposed transaction, including substantial legal, accounting, investment banking and financial advising expenses;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•

see “—Risks Related to the Series C Preferred Offering, our Preferred Shares an No Acquisition Warrants” and “—We may not be able to generate sufficient cash flows to meet our substantial debt service obligations after the W.E.T. Acquisition and such substantial debt service obligations could adversely affect our business and limit our ability to plan for or respond to changes in our business” below for additional risk factors relating to the financing of the W.E.T. Acquisition.

We may not realize significant benefits from the W.E.T. Acquisition because of integration difficulties and other challenges.

The success of the W.E.T. Acquisition will depend, in part, on our ability to fully integrate W.E.T.’s business with our existing business. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of W.E.T. with the operations of Amerigon include, among others:

•	strict requirements and minority shareholder protections under German law relating to business integration, regardless of the amount of our ownership in W.E.T. if such ownership is less than 100%;

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	diversion of management attention from ongoing business concerns to integration matters;

•	challenges assimilating management and other personnel from W.E.T., including because of differences in culture, language and background;

•	the size of W.E.T.’s operations relative to our existing business;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	operating risks inherent in the W.E.T. business and our business;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses and liabilities.

We may not accomplish the integration of W.E.T. smoothly, successfully or within the anticipated costs or timeframe. The diversion of the attention of management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the W.E.T. Acquisition and could adversely affect our business.

Moreover, we will only be able to fully integrate W.E.T.’s business with our existing business and maximize the benefits of the W.E.T. Acquisition if we are able to acquire 100% of the outstanding capital stock of W.E.T. in the W.E.T. Tender Offer or by completing a squeeze-out merger, if necessary, to gain control of W.E.T. If we do not obtain in excess of 95% of the outstanding capital stock of W.E.T. in connection with the Tender Offer and the sale of shares by the Majority Sellers in connection with the SPA, we will not be able to execute a squeeze-out merger under German law. In such case, W.E.T. will continue to be operated as a separate business, with separate management, and we will be unable to fully integrate the operations of the two businesses, which could prevent us from realizing the full benefits anticipated from the W.E.T. Acquisition.

The existence of minority shareholders following the W.E.T. Acquisition may limit our ability to integrate W.E.T. for an extended period of time.

Following completion of the W.E.T. Acquisition, certain W.E.T. minority shareholders may continue to own an interest in W.E.T. Under German law, we cannot require W.E.T. to take actions that may result in cost savings and greater integration but would be deemed disadvantageous to W.E.T., until a domination and profit and loss transfer agreement

(“DPLTA”) is effective or a mandatory buy-out of the W.E.T. shares from any remaining W.E.T. shareholders by way of a squeeze-out merger has been implemented. In addition, under the terms of the BCA, W.E.T.’s ability to pay dividends is restricted until a DPLTA is effective. If a W.E.T. minority shareholder challenges the DPLTA or the squeeze-out merger, our ability to take certain cost saving and integration measures may be delayed for an uncertain time following completion of the Acquisition or may not be achievable at all.

Under German law, the existence of minority shareholders following the W.E.T. Acquisition requires all of our dealings with W.E.T. to be at arm’s length.

Due to the requirement under German law that all of our dealings with W.E.T. be at arm’s length for as long as there are minority shareholders in W.E.T. (or a DPLTA becomes effective), we may not be able to enter into favorable contracts with W.E.T. and fully integrate and synergize the combined company. Moreover, we will be forced to negotiate final settlement and intellectual property licensing terms in connection with our current litigation with W.E.T. that may end up to be burdensome on our business.

Following completion of the W.E.T. Acquisition, we will have a significant amount of goodwill and other intangible assets on our consolidated financial statements that are subject to impairment testing.

As of March 31, 2010, we had no goodwill and the carrying value of intangible assets on our balance sheet was $5,019,000. We are likely to have significant goodwill and other intangible assets after giving effect to the W.E.T. Acquisition. We evaluate goodwill and indefinite life intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment is indicated and indefinite life intangible assets are impaired when their book value exceeds their fair value. The value of goodwill and other intangible assets from the allocation of the purchase price from the W.E.T. Acquisition will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.

We have incurred and will continue to incur significant transaction and acquisition-related costs in connection with the W.E.T. Acquisition.

We have incurred and will continue to incur significant costs in connection with the W.E.T. Acquisition. The substantial majority of these costs have been and will be non-recurring expenses related to the W.E.T. Acquisition. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur substantial transaction fees and costs related to formulating and implementing our integration plans.

The market price of our common stock may decline as a result of the W.E.T. Acquisition.

The market price of our common stock may decline as a result of the W.E.T. Acquisition if, among other things, we are unable to achieve the expected growth in earnings, if the operational cost savings estimates in connection with the integration of W.E.T. are not realized, if the transaction costs related to the W.E.T. Acquisition are greater than expected, if the financing related to the transaction is on unfavorable terms, or if the value of the cash savings attributable to the amortization of goodwill is less than anticipated. The market price of our common stock also may decline if we do not achieve the perceived benefits of the W.E.T. Acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the W.E.T. Acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

We may not be able to generate sufficient cash flows to meet our substantial debt service obligations after the W.E.T. Acquisition and such substantial debt service obligations could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We will incur substantial additional debt in connection with the W.E.T. Acquisition. Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

As of March 31, 2011, our debt was $87.2 million. Our substantial debt obligations could have important consequences to our business. For example:

•	we may be more vulnerable to general adverse economic and industry conditions;

•

we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including for working capital, dividends, business development efforts and to finance mergers and acquisitions;

•	our ability to borrow more money for operations, working capital or to finance future mergers and acquisitions will be limited;

•	limiting our ability to refinance or repay debt obligations when they become due;

•	we are exposed to the risk of increased interest rates because a portion of our borrowings, including under the Bank of America credit facility, are at variable rates of interest; and

•

our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited, thereby placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

The covenants to which we are subject under the Bank of America credit facility restrict our ability to incur additional indebtedness, grant additional liens against our assets, prepay obligations, make investments and enter into various types of agreements. We are additionally prohibited from making general dividends and other payments with respect to our equity interests in cash, excluding any such payments with respect to the Preferred Shares. While not unusual for a financing of this type, the restrictions in the Bank of America credit facility may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business plans.

We and our subsidiaries may also incur substantial additional indebtedness in the future and the agreements governing such indebtedness might subject us to additional restrictive covenants that could affect our financial and operational flexibility.

Pursuant to the BCA, Amerigon and Amerigon Europe are required to hold onto their investment in W.E.T. for a certain period of time and thus are exposed to market risk and lack full investment decision power with respect to such investment.

According to the BCA, we and Amerigon Europe agreed, for a period of twelve (12) months after the publication of the final acceptance level of the Tender Offer required under German law, not to (i) dispose of the W.E.T. shares held by them to an individual third party, to a person affiliated with such individual third party, or to a person which qualifies as a “person acting in concert” with such individual third party under German law, (ii) accept a tender offer with regard to the W.E.T. shares held by them by any such party, and (iii) undertake vis-à-vis any such party to accept a tender offer with regard to the W.E.T. shares held by them, if and as long as (y) the management board and the supervisory board of W.E.T. do not approve such tender offer, and (z) (1) the current members of the management board of W.E.T. remain in their offices, (2) no further financial liabilities are taken up by W.E.T., (3) the dividend policy of W.E.T. is not materially changed or amended (except in certain circumstances), and (4) no disposal of essential subsidiaries or business units is announced. Due to these restrictions, we and Amerigon Europe are exposed to market risk and lack full investment decision power with respect to their investment in W.E.T.

We have not had access to certain non-public records of W.E.T. As a result, we may be exposed to unknown risks following the W.E.T. Acquisition that could significantly affect our net assets, financial condition and results of operations.

In preparing for the W.E.T. Acquisition, we have relied on publicly accessible information about W.E.T. In preparing the W.E.T. Acquisition offer, we were not provided access to certain non-public records of W.E.T. and still have not been provided an opportunity to conduct a full “due diligence” examination of W.E.T. Accordingly, we derived the information about W.E.T. contained from a limited-scope diligence review. We may accordingly be exposed to unknown risks following the W.E.T. Acquisition that could significantly affect our net assets, financial condition and results of operations.

Risks Related to W.E.T.

As a manufacturer of automotive seat components and other products, W.E.T. is subject to risks related to supply chain and logistics management, cost controls and natural and man-made disasters.

W.E.T. is subject to a number of risks in connection with its manufacturing operations, including a loss of, or turnover in, manufacturing facility management personnel; cancellation of, or significant delays in, projects in its backlog due to failure to efficiently utilize manufacturing capacity; delays or difficulties in new product development; the potential introduction of similar or superior technologies; financial instability or market declines of major component suppliers; the unavailability of raw materials or components necessary to manufacture products; price increases of limited-source components, products and services that cannot be passed onto the market; governmental interventions and unseasonable weather conditions in the regions where W.E.T. operates manufacturing facilities; changes in energy costs; work stoppages or other labor shortages to support its manufacturing operations; and natural or man-made disasters that affect W.E.T.’s ability to continuously operate its manufacturing facilities. Any of these risks could adversely impact W.E.T.’s manufacturing operations and its ability to operate efficiently, which may have a material adverse effect on W.E.T.’s business, financial condition and results of operations.

W.E.T. is subject to additional risks associated with its international operations that could adversely affect its results of operations.

W.E.T. has significant operations in a number of countries outside of its headquarters in Germany, including China, Hungary, Mexico and the Ukraine. Long-term economic uncertainty in some of the regions of the world in which W.E.T. operates, such as Asia, Mexico, Central Europe and other emerging markets, could result in the disruption of markets and negatively affect cash flows from W.E.T.’s operations to cover its capital needs and debt service.

In addition, as a result of W.E.T.’s global presence, a significant portion of its revenues and expenses is denominated in currencies other than the Euro (its operational currency). W.E.T. is therefore subject to foreign currency risks and foreign exchange exposure, including to the Chinese renminbi, the Hungarian forint, the Mexican peso, the Ukrainian hryvnia and the Canadian dollar. While W.E.T. employs financial instruments to hedge transactional and foreign exchange exposure, these activities do not completely insulate W.E.T. from those exposures. Exchange rates can be volatile and could adversely impact W.E.T.’s financial results.

There are other risks that are inherent in W.E.T.’s international operations, including the potential for changes in socio-economic conditions, laws and regulations, including import, export, labor and environmental laws, and monetary and fiscal policies, protectionist measures that may prohibit acquisitions or joint ventures, unsettled political conditions, natural and man-made disasters, hazards and losses, violence and possible terrorist attacks.

These and other factors may have a material adverse effect on W.E.T.’s international operations and therefore on W.E.T.’s business and results of operations.

W.E.T. is subject to regulation of its international operations that could adversely affect its business and results of operations.

Due to W.E.T.’s global operations, W.E.T. is subject to many laws governing international relations, including those that prohibit improper payments to government officials and restrict where it can do business and what information or products it can supply to certain countries and foreign governments. Violations of these laws, which are complex, may result in criminal penalties or sanctions that could have a material adverse effect on W.E.T.’s business, financial condition and results of operations.

W.E.T. may be subject to liabilities for environmental damage in connection with its current and past manufacturing operations.

W.E.T. is subject to costly requirements relating to environmental regulation and environmental remediation matters in connection with its manufacturing operations, which could materially and adversely affect its business and results of operations. Because of uncertainties associated with environmental regulation and environmental remediation activities at sites where W.E.T. may be liable, future expenses that W.E.T. may incur to remediate environmental damages could be considerably higher than the current accrued liability on its consolidated statement of financial position, which could have a material adverse effect on W.E.T.’s business and results of operations. For example, W.E.T. may be held liable for environmental remediation damages for soil contamination detected at a manufacturing facility that was sold by its former subsidiary, Ruf GmbH in Hungary, if it is determined that the soil contamination occurred prior to the sale of the manufacturing facility. W.E.T. recognized a provision for this potential liability in 2007, but there can be no assurance that the amounts provisioned will cover any potential liability.

Industry Risks Related to Amerigon and W.E.T.

We and W.E.T., as a combined entity, will be subject to risks related to operating as a supplier in the automotive industry, at levels proportionally increased with our combined size.

As suppliers of automobile seat heating and cooling components, we and W.E.T. are subject to numerous business and industry risks at levels proportionally increased with our combined size, including:

•	significant declines in the automotive industry, which may lead to declining product revenues;

•	customer credit risk associated with potential bankruptcies of major automotive manufacturers;

•	acceptance of products by OEMs;

•	volatility in the prices of raw materials;

•	potential disruptions in vendor or supplier relationships;

•	lengthy sales cycles for automotive products, which can impede growth in product sales;

•	intense competition in the automotive industry;

•	the ability to protect intellectual property;

•	the lack of long-term contracts and the potential unilateral termination of contracts by significant customers;

•	the ability to retain key personnel experienced in the industry and the business; and

•	potential product liability risks.

The occurrence of any of these risks could materially and adversely affect our and/or W.E.T.’s business, financial condition and results of operations.

The automotive industry may be negatively impacted by the devastating effects of the earthquake and tsunami that recently hit Japan.

On March 11, 2011, a 9.0 magnitude undersea earthquake occurred off the cost of Japan. The earthquake triggered an extremely destructive tsunami wave that struck Japan shortly after the earthquake. These events have caused extensive and severe structural damage in Japan, including heavy damage to nuclear power plants, manufacturing facilities, roads and railways, as well as fires in many areas. Many electrical generators ceased operation, and nuclear reactors suffered debilitating explosions. As a result of these disasters, there have been various disruptions to certain of our customers’ production of vehicles and to the flow of parts from production facilities in Japan that supply the worldwide automotive industry. These events have had a significant impact on our operations and we are not certain what impact these events will continue to have on our ability to produce and supply our products to our customers and whether our customers will decrease or cancel production orders if they are not able to produce vehicles. Accordingly, no assurances can be given that these events will not have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Series C Convertible Preferred Stock Offering, our Preferred Shares and No Acquisition Warrants

We may not have sufficient earnings and profits in order for distributions on the Preferred Shares to be treated as dividends.

Distributions paid on the Preferred Shares may exceed our current and accumulated earnings and profits, as calculated for U.S. federal income tax purposes. If that occurs, the amount of the distribution that exceeds such earnings and profits will be treated first as a return of capital to the extent of the holder’s adjusted tax basis in the preferred stock, and the excess, if any, over such adjusted tax basis, will generally be treated as capital gain. Such treatment, as opposed to dividend treatment, may be unfavorable for corporate holders and certain other holders.

If the W.E.T. Acquisition is not completed, the Preferred Shares will be subject to early redemption.

We will be required to redeem all of the Preferred Shares if the W.E.T. Acquisition is not completed prior to July 1, 2011 (which date may be extended by the holders of the Preferred Shares, subject to certain conditions) at a redemption price equal to 102.5% of the aggregate stated value of the Preferred Shares, plus accumulated and unpaid dividends up to, but not including, the redemption date. If we redeem the Preferred Shares pursuant to this special mandatory redemption provision, we will also be required to issue the No Acquisition Warrants to the holders of Preferred Shares.

Exchange rate fluctuations may cause the funds held in the escrow account to be insufficient to redeem the Preferred Shares if the W.E.T. Acquisition is not completed prior to July 1, 2011.

Upon the closing of the Series C Convertible Preferred Stock Offering, pending completion of the W.E.T. Acquisition, the proceeds from such offering were deposited into an escrow account established pursuant to an escrow agreement. The proceeds deposited into escrow in connection with the Series C Convertible Preferred Stock Offering were contemporaneously converted from U.S. dollars into Euro. Any strengthening of the Euro against the U.S. dollar, between the date that funds were deposited into escrow and the date at which we may be required to redeem all of the Preferred Shares if the W.E.T. Acquisition is not completed, will cause there to be insufficient funds upon conversion back into U.S. dollars to fully redeem the Preferred Shares at such date. We may not have sufficient cash available to satisfy any such deficiency and investors in the Preferred Shares could lose all or part of their investment, exposing us to potential litigation and credit risks.

Creditors may seek to attach the funds in the escrow account in the event of our bankruptcy.

While the proceeds from the Series C Convertible Preferred Stock Offering have been deposited in an escrow account until released for use in the W.E.T. Acquisition or use in the repurchase of the Preferred Shares, there can be no assurance that our creditors will not successfully attach the funds in the escrow account in the event of a bankruptcy, winding up, or dissolution of our company, in which case investors in the Preferred Shares could potentially lose the entire amount of their investment, exposing us to potential litigation risks.

We may not be able to pay amounts due to holders of the Preferred Shares in the event of certain defaults in our payment obligations and in connection with certain other events under the Preferred Shares.

Any failure to pay any amounts due to the holders of the Preferred Shares, as well as certain other triggering events, including, without limitation, our failure to timely deliver shares, our suspension of trading, our failure to keep reserved for issuance an adequate number of shares of common stock to cover conversion of the Preferred Shares, and breaches of certain representations, warranties and covenants that are not timely cured, where a cure period is permitted, would permit the holders of our Preferred Shares to compel our redemption of such Preferred Shares in cash at a price per share containing a significant premium to the stated value of the Preferred Shares, plus an additional make-whole amount per Preferred Share being redeemed. If one of the enumerated triggering events occurs, or if for any other reason we are required to redeem the Preferred Shares in cash prior to maturity, no assurance can be given that we would have the cash or financial resources available to us to make such a payment, and such an acceleration could cause us to be in default under or breach our obligations under our Bank of America credit facility, have a material adverse effect on our business and financial condition and may impair our ability to operate our business as a going concern.

We will be required to obtain shareholder approval to make all of the dividend or amortization payments in shares of our common stock, which we may not obtain.

The terms of the Preferred Shares provide for the payment of dividends and amortization amounts in cash, our common stock, or any combination thereof. Under NASDAQ listing rules and the documents we entered into in connection with the Series C Convertible Preferred Stock Offering (which have been previously filed with the SEC), we are required to obtain shareholder approval through the affirmative vote of shares representing a majority of all shares entitled to vote (not just a majority of shares represented at a shareholder meeting) prior to issuing any shares of our common stock as payment pursuant to the terms of the Preferred Shares in excess of 19.99% of the number of shares of our common stock issued and outstanding immediately prior to the issuance of the Preferred Shares. If shareholder approval for this proposal is not obtained at the Annual Meeting, we will not issue any shares of common stock in connection with dividends on, or redemption or conversion of, the Preferred Shares and will be required to pay any amounts that could have been satisfied by the issuance of such shares in cash. This may result in a cash shortage at certain future dates. Furthermore, under the Series C Convertible Preferred Stock Offering, we are required to obtain shareholder approval through the affirmative vote of shares representing a majority of all shares entitled to vote (not just a majority of shares represented at a shareholder meeting) to amend our Articles of Incorporation to increase the authorized number of shares of our common stock from 30,000,000 to 55,000,000. If we do not obtain shareholder approval for this proposal, we are not likely to have the ability to pay certain dividends on the Preferred Shares or other amounts due to the holders of Preferred Shares upon conversion or redemption in the form of shares of common stock, rather than in cash. In addition, if shareholder approval is not obtained for either of these proposals, we will be required to hold an additional shareholder meeting within six months of our 2011 Annual Meeting and each calendar quarter thereafter until such approval is obtained.

Risks Related to Our Common Stock

Our ability to issue preferred stock in the future could adversely affect the rights of holders of the Preferred Shares and our common stock.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of preferred stock in one or more series on terms determined by our board of directors; however, 9,000 shares were designated as Series A Preferred Stock, were issued and have been redeemed and are no longer available for issuance, and 7,000 Preferred Shares were issued in the Series C Convertible Preferred Stock Offering. Consequently, only 4,984,000 shares of preferred stock are available for issuance at March 31, 2011. Subject to the limitations set forth in the certificate of designations establishing the terms of the Preferred Shares, our board of directors, subject to our articles of incorporation, may authorize, increase the authorized amount of, or issue any shares of any series of preferred stock, and determine whether such stock would rank junior, equal or senior to the Preferred Shares. Our future issuance of any series of preferred stock under our articles of incorporation could therefore effectively diminish or supersede dividends on, and the liquidation preference of, the Preferred Shares and adversely affect our common stock.

The terms of the Preferred Shares, including with respect to redemption, conversion, dividend payments and amortization, may put pressure on the trading price of our common stock.

The Preferred Shares are convertible into shares of our common stock and we may redeem, pay dividends on or amortization amounts on, the Preferred Shares in cash, common stock, or any combination thereof. If our Preferred Shares are converted into common stock or if we redeem, pay dividends or amortization amounts with shares of common stock, the amount of stock we issue will be determined by reference to the average lowest fifteen volume weighted average prices of our common stock during the twenty (20) consecutive trading days ending two days prior to the date on which we determine whether to pay dividends or amortization amounts in shares of our common stock. Sales of our common stock during this twenty-day trading period by us, or permitted hedging activities by other investors, including holders of the Preferred Shares, could negatively affect the trading price of our common stock.

We are prohibited from making dividend payments on our common stock.

Under the terms of the certificate of designations establishing the terms of the Preferred Shares, so long as any Preferred Shares are outstanding, no dividends or distributions (whether in cash, any securities or other property) are permitted to be made to holders of common stock. The Bank of America credit facility also prohibits payment of dividends on our common stock so long as such facility is outstanding.

Sales or the availability for sale, of substantial amounts of our common stock could adversely affect the value of the Preferred Shares and impair our ability to raise equity capital.

Sales by us of a substantial amount of additional shares of our common stock in the public market, and the availability of shares for future sale, including shares of our common stock issuable upon the conversion of Preferred Shares or upon exercise of outstanding options or other rights to acquire shares of our common stock, could adversely affect the prevailing market price of our common stock. We and certain of our stockholders have agreed, subject to certain exceptions, for a period of ninety (90) days after the date that the proceeds of the Series C Convertible Preferred Stock Offering are released from the escrow account to complete the W.E.T. Acquisition, not to offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of, directly or indirectly any shares of common stock or any securities convertible into or exchangeable for our common stock either owned as of the date hereof or thereafter acquired. Upon the expiration of such 90-day period, the affected common stock may be available for sale into the market, which could reduce the market price of our common stock. This would adversely affect the value of our common stock and the Preferred Shares and could impair our future ability to raise capital through an offering of our equity securities.

Holders of the Preferred Shares have rights that may restrict our ability to operate our business.

Under the certificate of designation establishing the terms of the Preferred Shares, we are subject to certain covenants that limit our ability to create new series of preferred stock, other than series junior to the Preferred Shares, and to offer and sell certain types of variable priced securities. We are also limited, with certain exceptions, in our ability to incur additional debt. Such restrictions may have an adverse effect on our ability to operate our business while the Preferred Shares are outstanding.

If any holder of the Preferred Shares converts its Preferred Shares into our common stock, or we use our common stock in connection with periodic redemptions of and dividend payments on, the Preferred Shares, our common stockholders will experience immediate dilution.

Any holder of the Preferred Shares may, at any time after the release of the proceeds from the escrow account, convert its Preferred Shares into our common stock. If any holder of our Preferred Shares so converts, our common stockholders will experience immediate dilution. In addition, our common stockholders will also experience dilution when and if we subsequently issue additional shares of common stock in connection with periodic redemptions of and dividend payments on the Preferred Shares.

We initially issued 7,000 Preferred Shares in the Series C Convertible Preferred Stock Offering at a purchase price of $10,000 per share. Holders of the Preferred Shares may convert their shares at any time after the release of the proceeds from the escrow account (as described above under “Note 8” to the Consolidated Condensed Financial Statements) into shares of common stock at a conversion price of $15.83, subject to adjustment. We are required to redeem the Preferred Shares in nine equal quarterly installments beginning on September 1, 2011 and ending on September 1, 2013 by paying cash, issuing shares of our common stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends. If certain conditions are met, we can pay the installment amounts, as well as dividends, on the Preferred Shares, in shares of our common stock. As of March 31, 2011, there were 7,000 Preferred Shares outstanding. The conversion of these Preferred Shares into common stock (either by the holder or upon our payment of dividends or installment amounts in shares of our common stock) could lead to further dilution of our existing common stockholders.

Any exercise of the No Acquisition Warrants will likely have a dilutive effect on our stock price.

The exercise of warrants at prices below the market price of our common stock could adversely affect the price of our common stock

The repurchase right in the Preferred Shares and the No Acquisition Warrants triggered by a change of control or other fundamental transaction could discourage a potential acquirer.

We may be required to repurchase all of the Preferred Shares and the No Acquisition Warrants in connection with a “change of control” or “fundamental transaction” as such terms are defined in the instruments governing the Preferred Shares and the No Acquisition Warrants. The repurchase rights in the Preferred Shares and the No Acquisition Warrants sold in the Series C Convertible Preferred Stock Offering could discourage a potential acquirer due to the potentially significant costs associated with repurchasing such securities.

Our Preferred Shares rank junior to our bank indebtedness and our common stock ranks junior to our Preferred Shares.

We have incurred substantial indebtedness to finance the W.E.T. Acquisition (as described in “Note 9” to the Consolidated Condensed Financial Statements). The Preferred Shares rank junior and are subordinate to this bank indebtedness and other liabilities pursuant to, among other things, a subordination agreement entered into between investors in the Preferred Shares, Bank of America, in its capacity as Agent, and us (the “Subordination Agreement”). Pursuant to the terms of the Subordination Agreement and the Bank of America credit facility, we are not permitted to make, and the holders of our Preferred Shares are not permitted to accept, cash payments on account of the Preferred Shares unless no “Default” or “Event of Default” then exists under the Bank of America credit facility or would result from the making of the payment and we are in compliance with the “Fixed Charge Coverage Ratio” under the Bank of America credit facility. While there are no comparable restrictions on our ability to pay obligations on the Preferred Shares through issuance of common shares, unless we receive shareholder approval to authorize the issuance of additional common shares we will not have sufficient common stock available to satisfy our obligations with respect to the Preferred Shares in equity.

Beyond the subordination to the US Bank of America credit facility provided in that documentation and in the Subordination Agreement, in the event of our bankruptcy, liquidation or winding-up, our assets will only be available to pay obligations on the Preferred Shares, including dividends and amortization amounts, after all of our indebtedness and other liabilities have been paid in full. Furthermore, in the event of our bankruptcy, liquidation or winding-up, any rights that our common stockholders may have will be junior to the rights of the holders of our Preferred Shares and therefore any outstanding Preferred Shares may reduce the amount available to our common stockholders in the event of any such liquidation event. In the event we are unable to continue as a going concern or otherwise liquidate, the holders of the Preferred Shares will have a liquidation preference equal to the greater of (i) the sum of the stated value, accrued and unpaid dividends of and on such holder’s Preferred Shares and the amount of all future dividends through the maturity date that would have been received in the absence of liquidation; and (ii) an amount that a holder would have received in liquidation had the Preferred Shares been converted immediately prior to the event of liquidation. In such an event, the Preferred Shares may significantly diminish the amounts, if any, available for distribution to holders of our common stock.

The price of our common stock may fluctuate significantly.

The price of our common stock on The NASDAQ Global Select Market may fluctuate significantly in response to many factors, including:

•	general market and economic conditions;

•	actual or anticipated variations in our operating results, funds from operations, cash flows, liquidity or distributions;

•	changes in our earnings estimates or those of analysts;

•	publication of research reports about us, the automotive industry generally or automotive supplier industry, and recommendations by financial analysts with respect to us or other automotive suppliers;

•

adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt in the near and medium term and our ability to refinance such debt and the terms thereof or our plans to incur additional debt in the future;

•	the ability of our customers to pay us and meet their other obligations to us under current contract terms and our ability to hold and expand our customer base;

•	increases in market interest rates that lead purchasers of our shares of capital stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any securities we may register or issue or additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	continuing high levels of volatility in the capital and credit markets; and

•	the realization of any of the other risk factors included in, or incorporated by reference to, this Report on Form 10-Q or our Report on Form 10-K for the year ended December 31, 2010.

Many of the factors listed above are beyond our control. These factors may cause the market price of our common stock to decline, regardless of our financial performance and condition and prospects. It is impossible to provide any assurance that the market price of our common stock will not fall in the future, and it may be difficult for holders to resell shares of our common stock at prices they find attractive, or at all. We expect that the market price of our common stock will continue to fluctuate. In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of our common stock. The price of our common stock could also be affected by possible sales of our common stock by investors who view the Preferred Shares as a more attractive means of equity participation in us and by hedging or arbitrage activity that may develop involving our common stock.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1.1	Articles of Incorporation (1)

3.1.2	Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.1.3	Certified Resolution of the Board of Directors of the Company Establishing and Designating the Relative Rights and Preferences of Series B Stock filed as an Amendment to the Articles of Incorporation (18)

3.1.4	Certified Resolution of the Board of Directors of the Company Establishing and Designating the Relative Rights and Preferences of Series C 8% Convertible Preferred Stock (24)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company (13)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (18)

4.2	Amendment to Rights Agreement, dated as of March 30, 2011, by and between the Company and Computershare Trust Company, N.A. (24)

4.3	Form of No Acquisition Warrant (24)

10.1*	1993 Stock Option Plan(3)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(4)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (11)

10.3.2*	Amendment to 2006 Equity Incentive Plan (12)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (13)

10.3.4*	Third Amendment to 2006 Equity Incentive Plan (19)

10.3.5*	Fourth Amendment to 2006 Equity Incentive Plan (24)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(3)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(5)

10.5	Manufacturing and Supply Agreement between the Company and Ferrotec Corporation dated March 28, 2001(6)

10.6.1*	Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.6.2*	First Amendment to Assignment and Subscription Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(10)

10.7	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(8)

10.8.1	Amended and Restated Operating Agreement of BSST LLC dated May 30, 2001(7)

10.8.2	First Amendment dated November 13, 2001 to Amended and Restated Operating Agreement of BSST LLC (10)

10.8.3	Second Amendment dated June 1, 2005 to Amended and Restated Operating Agreement of BSST LLC (10)

10.8.4	Third Amendment dated May 17, 2007 to Amended and Restated Operating Agreement of BSST LLC (14)

10.9	Cross License Agreement between the Company and BSST LLC dated November 19, 2002 (9)

10.10	Reversionary Rights Agreement between BSST LLC and Dr. Lon E. Bell dated May 17, 2007 (14)

10.11.1	Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank dated as of October 28, 2005 (15)

10.11.2	First Amendment, dated as of February 6, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (16)

10.11.3	Second Amendment, dated as of April 30, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (16)

10.11.4	Third Amendment, dated as of October 7, 2008, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (21)

10.11.5	Fourth Amendment, dated as of August 6, 2009, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (20)

10.11.6	Fifth Amendment, dated as of September 3, 2009, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (21)

10.11.7	Sixth Amendment, dated as of February 9, 2010, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank (22)

10.11.8	Seventh Amendment, dated as of October 27, 2010, to the Amended and Restated Credit Agreement between Amerigon Incorporated and Comerica Bank. (25)

10.12	Guaranty of BSST LLC in favor of Comerica Bank dated as of April 30, 2008 (16)

10.13	Security Agreement (All Assets) by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.14	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of October 28, 2005 (15)

10.15	Security Agreement (All Assets) by BSST LLC in favor of Comerica Bank dated as of November 14, 2002 (15)

10.16	Patent and Trademark Security Agreement by Amerigon Incorporated in favor of Comerica Bank dated as of November 14, 2002 (15)

10.17 *	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008 (17)

10.18	Share Sale and Purchase Agreement, dated February 28, 2011, by and among Indigo Capital IV LP, ICWET LP and Industrie-Beteiligungs-Gesellschaft mbH, the Company, Amerigon Europe GmbH and TMF Deutschland AG (23)

10.19	Business Combination Agreement, dated February 28, 2011, by and between W.E.T. Automotive Systems Aktiengesellschaft, the Company and Amerigon Europe GmbH (23)

10.20.1	Placement Agency Agreement, dated as of March 30, 2011, by and between the Company and Roth Capital Partners, LLC (24)

10.20.2	Securities Purchase Agreement dated as of March 30, 2011 by and among the Company and certain institutional investors in the Series C Convertible Preferred Stock (24)

10.20.3	Form of Lock-up Agreement (entered into by the Company with the directors and certain officers in connection with the offering of the Series C Convertible Preferred Stock) (24)

10.21.1	Credit Agreement, dated as of March 30, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (24)

10.21.2	Pledge and Security Agreement, dated as of March 30, 2011, by and among the Company, BSST LLC, ZT Plus, LLC, Amerigon Europe GmbH and Bank of America, N.A. (24)

10.22.3	Parent Guaranty, dated as of March 30, 2011, by the Company and Amerigon Europe GmbH executed in favor of Banc of America Securities Limited, in its capacity as administrative agent (24)

10.23.4	Subordination Agreement by and among the Company, Bank of America, N.A., Kingsbrook Opportunities Master Fund LP, and other buyers parties thereto (24)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 18, 1999 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed May 2, 2008 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2009 Annual Meeting of Stockholders and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 10, 2009 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed November 9, 2009 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed February 19, 2010 and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed February 28, 2011 and incorporated herein by reference
(24)	Previously filed as an exhibit to the Company’s Current Report on Form 8 filed on March 31, 2011 and incorporated herein by reference
(25)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed October 28, 2010 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: April 29, 2011

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 29, 2011