Form 10-Q
period 2011-06-30
AMERIGON INC
filed 2011-08-09
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At August 9, 2011, the registrant had 22,251,030 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current Assets:
Cash & cash equivalents	$27,635	$26,584
Short-term investments	—	9,761
Restricted cash	472	—
Accounts receivable, less allowance of $915 and $545, respectively	79,507	18,940
Inventory	44,807	6,825
Derivative financial instruments	7,409	—
Assets held for sale	10,534	—
Deferred income tax assets	1,717	4,905
Prepaid expenses and other assets	10,610	1,421

Total current assets	182,691	68,436
Property and equipment, net	43,701	4,197
Goodwill	25,454	—
Other intangible assets	130,822	4,653
Deferred financing costs	3,555	—
Deferred income tax assets	30,792	1,279
Other non-current assets	2,346	857

Total assets	$419,361	$79,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$39,400	$15,275
Accrued liabilities	51,392	5,872
Current maturities of long-term debt	18,251	—
Derivative financial instruments	2,992	—
Deferred manufacturing agreement – current portion	—	50

Total current liabilities	112,035	21,197
Pension benefit obligation	3,825	688
Long-term debt, less current maturities	72,863	—
Derivative financial instruments	22,473	—
Deferred tax liabilities	36,269	—

Total liabilities	247,465	21,885
Series C Convertible Preferred Stock	62,931	—
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 22,241,030 and 22,037,446 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	66,998	65,148
Paid-in capital	22,659	20,128
Accumulated other comprehensive income	2,903	93
Accumulated deficit	(30,080)	(27,832)

Total Amerigon Incorporated shareholders’ equity	62,480	57,537
Non-controlling interest	46,485	—

Total shareholders’ equity	108,965	57,537

Total liabilities and shareholders’ equity	$419,361	$79,422

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Product revenues	$77,137	$28,812	$112,933	$53,000
Cost of sales	57,918	20,108	83,258	37,653

Gross margin	19,219	8,704	29,675	15,347
Operating expenses:
Research and development	4,740	3,390	7,401	6,369
Research and development reimbursements	(154)	(528)	(346)	(1,703)

Net research and development expenses	4,586	2,862	7,055	4,666
Acquisition transaction expenses	1,426	—	5,180	—
Selling, general and administrative	9,183	2,491	12,547	4,951

Total operating expenses	15,195	5,353	24,782	9,617

Operating income	4,024	3,351	4,893	5,730
Interest income (expense)	(1,246)	3	(1,237)	—
Debt retirement expense	(967)	—	(967)	—
Revaluation of derivatives	(1,269)	—	(1,269)	—
Foreign currency gain	1,235	—	1,406	—
Loss from equity investment	—	—	—	(22)
Other income	414	7	470	72

Earnings before income tax	2,191	3,361	3,296	5,780
Income tax expense	1,373	1,244	3,144	2,120

Net income	818	2,117	152	3,660
Loss attributable to non-controlling interest	523	190	523	297

Net income attributable to Amerigon, Inc.	1,341	2,307	675	3,957
Convertible preferred stock dividends	(2,923)	—	(2,923)	—

Net income (loss) attributable to common shareholders	$(1,582)	$2,307	$(2,248)	$3,957

Basic earnings (loss) per share	$(0.07)	$0.11	$(0.10)	$0.18

Diluted earnings (loss) per share	$(0.07)	$0.10	$(0.10)	$0.18

Weighted average number of shares – basic	22,208	21,621	22,146	21,577

Weighted average number of shares – diluted	22,208	22,381	22,146	22,363

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net income	$152	$3,660
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,094	675
Deferred tax provision	2,286	2,024
Stock option compensation	631	641
Defined benefit plan expense	69	124
Loss from equity investment	—	22
Loss on revaluation of financial derivatives	1,269	—
Debt retirement expense	967	—
Excess tax benefit from equity awards	(2,217)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,853)	(6,338)
Inventory	1,258	(366)
Prepaid expenses and other assets	368	52
Accounts payable	(1,796)	2,650
Accrued liabilities	277	432

Net cash provided by operating activities	6,505	3,576

Investing Activities:
Purchases of short-term investments	—	(7,127)
Sales of short-term investments	9,761	4,242
Purchase of W.E.T. Automotive AG, net of cash acquired	(113,432)	—
Purchase of ZT Plus assets, net of cash acquired	—	(1,500)
Fund restricted cash	(472)	—
Purchase of property and equipment	(3,247)	(498)
Patent costs	(717)	(415)

Net cash used in investing activities	(108,107)	(5,298)

Financing Activities:
Borrowing of debt	137,083	—
Repayments of debt	(98,859)	—
Cash paid for financing costs	(4,031)	—
Proceeds from the sale of Series C Convertible Preferred Stock	61,941	—
Proceeds from the sale of embedded derivatives	2,610	—
Excess tax benefit from equity awards	2,217	—
Proceeds from the exercise of Common Stock options	927	467

Net cash provided by financing activities	101,888	467

Foreign currency effect	765	27

Net decrease in cash and cash equivalents	1,051	(1,228)
Cash and cash equivalents at beginning of period	26,584	21,677

Cash and cash equivalents at end of period	$27,635	$20,449

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,108	$305

Cash paid for interest	$1,445	$—

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock under the 2006 Equity Incentive Plan	$606	$17

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Loss on Pension Benefit Obligation	Currency Translation Adjustment	Total Amerigon Equity	Non- Controlling Interest	Total

	Shares	Amount
Balance at December 31, 2010	22,037	$65,148	$20,128	$(27,832)	$(84)	$177	$57,537	$—	$57,537
Exercise of Common Stock options for cash	167	1,244	(317)	—	—	—	927	—	927
Tax benefit from Exercises of Common Stock options	—	—	2,217	—	—	—	2,217	—	2,217
Stock option compensation	—	—	631	—	—	—	631	—	631
Common Stock issued to employees	37	606	—	—	—	—	606	—	606
Convertible preferred stock dividends	—	—	—	(2,923)	—	—	(2,923)	—	(2,923)
Purchase of W.E.T. Automotive AG	—	—	—	—	—	—	—	46,122	46,122
Comprehensive income:
Currency translation	—	—	—	—	—	2,810		886
Net income	—	—	—	675	—	—		(523)
Total comprehensive income							3,485	—	3,848

Balance at June 30, 2011	22,241	$66,998	$22,659	$(30,080)	$(84)	$2,987	$62,480	$46,485	$108,965

See accompanying notes to the condensed consolidated financial statements.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 – The Company

The Company designs, develops and markets proprietary technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). As described in Note 3, the Company recently acquired a majority interest in W.E.T. Automotive Systems AG (“W.E.T.”), a developer, manufacturer and distributor of heating systems, interior equipment and accessories used in automobile seats and other automotive and electronic applications in the automotive industry. The activities of W.E.T. represent a significant portion of the Company’s consolidated assets, liabilities, revenues and expenses. See Note 3 for more information concerning the acquisition of W.E.T.

The Company’s primary product is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped approximately 7,900 units of its CCS product through June 2011. Although the Company markets CCS to OEMs, the Company’s primary customers are the OEM’s tier one seating suppliers including, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Marubeni Vehicle Corporation (“Marubeni”), Dymos Incorporated (“Dymos”), Faurecia NHK Kyushu Co. Ltd (“Faurecia NHK”), Faurecia Wuhan Auto Seating (“Faurecia Wuhan”), Tacle Seating USA (“Tacle”) and Magna Seating of America, Inc. (“Magna”).

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

In 2009, we were awarded a contract to manufacture an automotive heated and cooled cup holder for the 2011 Dodge Charger and one other vehicle program. The cup holder has been designed to be packaged in multiple configurations to accommodate different console environments. In addition to requiring low power consumption, it has proven automotive grade, ruggedness, high reliability and drink retention features. The cup holder has two cup positions that provide for separate temperature settings in each holder that allow the driver and passenger to individually control the heating or cooling of their respective beverages. The technology used in the cup holder is similar to that of the CCS system. The cup holder was launched at the end of the fourth quarter of 2010.

Note 1 – The Company – Continued

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

As described in Note 3, on May 16, 2011 the Company acquired a majority interest in W.E.T., a German publicly traded company based in Odelzhausen, Germany. W.E.T. was established in 1968 and currently employs approximately 5,000 individuals at 11 locations. W.E.T.’s customers include passenger car OEMs, commercial vehicle OEMs and Tier 1 seat manufacturers.

W.E.T.’s primary product categories include automotive seat comfort systems and specialized automotive cable systems. The automotive seat comfort systems category includes automotive seat heaters, climate comfort systems (similar to Amerigon’s climate controlled seat technology) for automotive seats, automotive steering wheel heater systems and integrated electronic components. The specialized automotive cable systems category includes ready-made wire harnesses and related wiring products. W.E.T. has been a manufacturer in the seat comfort segment since 1973.

W.E.T.’s primary customers are Tier 1 suppliers: Johnson Controls, Lear, Faurecia, and Magna, and large automotive original equipment manufacturers: the VW Group, General Motors, BMW, Porsche, Honda, and Toyota / Lexus.

W.E.T. also offers product solutions to other customer groups, namely customer groups related to seat heating equipment for the automotive aftermarket, ski lifts and sports stadiums and the production of ventilation systems for the automotive and various other industries. These operations complement W.E.T.’s automotive seat comfort products, particularly in seat climate comfort systems, in which ventilation systems represent a material part. Furthermore, W.E.T.’s customer base for these other products extends beyond the automotive industry to the telecommunications and information technology industries.

Note 1 – The Company – Continued

Historically, the majority of W.E.T.’s sales volumes have been derived from European and North American OEMs. However, in the past three years, Asian automobile sales have increased due to the growth in that geographic segment, and North American sales volumes have increased due to increased penetration into the North American market as heated seats have become a standard feature on an increased number of vehicle models.

W.E.T. maintains a global operational structure with manufacturing sites close to its key customers. W.E.T.’s European operations are primarily concentrated around its headquarters and customer service center in Odelzhausen, as well as its Hungarian and Ukrainian sites. W.E.T. operates three sites in North America, a customer service and research center located in Windsor, Canada, a warehouse facility located in Del Rio, Texas and a production site located in Acuña, Mexico. In Asia, W.E.T. operates a low-cost production facility including customer service and research and development functions in Langfang, China and representative offices in Seoul, South Korea and Tokyo, Japan. W.E.T.’s China operation was established in 2003 and serves the South Korean, Japanese, Chinese and certain European markets.

The Company has evaluated subsequent events through the date that the consolidated condensed financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires adjustment to or disclosure in this filing.

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.

In May 2011, the FASB issued ASU No. 2011-04 which amends Topic 820 (Fair Value Measurement). ASU No. 2011-04 is intended to provide a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU No. 2011-04 include changes regarding how and when the valuation premise of highest and best use applies, the application of premiums and discounts, and new required disclosures. ASU No. 2011-04 is to be applied prospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2011 with early adoption prohibited. While the adoption of ASU No. 2011-04 is not expected to have a material impact on our consolidated condensed financial statements, we expect that it will expand our disclosures related to fair value measurements.

Presentation of Comprehensive Income.

In June 2011, the FASB issued ASU No. 2011-05 which amends Topic 220 (Comprehensive Income). ASU No. 2011-05 is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The amended guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is to be applied retrospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We expect the adoption of ASU No. 2011-05 will change the presentation of our consolidated financial statements.

Note 3 – W.E.T. Acquisition

On May 16, 2011, the Company completed the previously announced acquisition of W.E.T. through our wholly-owned subsidiary, Amerigon Europe GmbH. A total of 2,316,175 shares, representing 76.19 percent of the outstanding voting stock of W.E.T., were tendered to Amerigon in response to Amerigon’s tender offer of €40 per share. An additional 2,903 shares were tendered at the same price on May 26, 2011 pursuant to an additional acceptance period of the tender offer bringing the total percentage acquired to 76.28. The total purchase price for the acquisition was €92,763, or $130,889, in cash plus the assumption of €36,322, or $51,570, in debt obligations less €12,372, or $17,457, in cash acquired.

As described in Note 1, W.E.T develops, manufactures and distributes heating systems, interior equipment and accessories used in automobile seats and other automotive and electronic applications in the automotive industry. The acquisition is an important strategy for our Company, as we become better positioned to meet the needs of the global automotive market. Bringing together the technical strengths, resources, and diverse product offerings of both companies will allow us to be more responsive to customer requests and requirements.

Prior to the acquisition, Amerigon and W.E.T. were engaged in lawsuits concerning intellectual property. These lawsuits were settled upon consummation of the acquisition. No gain or loss for the lawsuit was recorded in conjunction with the W.E.T. acquisition.

Simultaneous with the execution of the SPA, we and Amerigon Europe also entered into a Business Combination Agreement (the “BCA” collectively, with the SPA, the “Acquisition Agreements”) with W.E.T. setting forth the terms and conditions governing our and W.E.T.’s conduct. Among other things, the BCA provides that W.E.T. shall continue to be operated as a separate business and remain a separate legal entity and subsidiary of Amerigon Europe, until certain conditions are satisfied. In addition, W.E.T. management shall remain substantially unchanged up to and until the occurrence of certain conditions specified in the BCA.

Note 3 – W.E.T. Acquisition – Continued

Purchase Price Allocation

The purchase price of approximately $130,889, net of cash acquired of $17,457, has been allocated to the fair values of assets and liabilities acquired as of May 16, 2011. The allocation of the purchase price is preliminary pending the completion of various analyses and the finalization of estimates. An appraisal will be completed to assist management in determining the fair value of acquired assets and liabilities, including identifiable intangible assets. The final purchase price allocation may result in a materially different allocation than that recorded. Such allocation is as follows:

Accounts receivable	$56,862
Inventory	38,560
Derivative financial instruments	5,862
Deferred income tax assets	26,161
Assets held for sale	10,462
Order backlog	3,073
Prepaid expenses and other assets	8,861
Property and equipment	37,520
Customer relationships	82,823
Technology	23,092
Product development costs	17,859
Goodwill	24,922
Other non-current assets	1,524
Assumed liabilities	(126,457)
Non-controlling interest	(46,122)
Assumed debt obligations	(51,570)

Net assets acquired	113,432
Cash acquired	17,457

Purchase price	$130,889

The gross contractual amount due of accounts receivable is $59,438 of which $2,576 is expected to be uncollectible.

Supplemental Pro Forma Information

Results of operations for W.E.T. are included in the Company’s consolidated condensed financial statements beginning May 16, 2011. The unaudited pro forma combined historical results for the amounts of W.E.T.’s revenue and earnings that would have been included in the Company’s consolidated condensed statements of operations had the acquisition date been January 1, 2011 or January 1, 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Product revenues	$119,150	$97,981	$245,505	$193,012
Net income (loss)	(910)	58	4,502	10,401

Note 3 – W.E.T. Acquisition – Continued

The pro forma information includes adjustments for interest expense on debt incurred in conjunction with the acquisition, depreciation and the effect of the amortization of intangible assets recognized in the acquisition. This pro forma information is not necessarily indicative of future operating results.

Goodwill

We recorded goodwill of approximately $27,664 arising from the acquisition. It is estimated that none of the goodwill recognized will be deductible for income tax purposes.

Intangible assets

In conjunction with the acquisition, intangible assets of $126,847 were recorded. The Company’s estimate of the fair value of these intangible assets at the time of the acquisition is preliminary and will be determined with the assistance of an independent third-party valuation firm. As part of the estimated valuation, an estimated useful life for the intangible assets was determined.

Intangible assets, net consisted of the following (balances are higher as of June 30, 2011 than as of May 16, 2011, the acquisition date, due to fluctuations in foreign currency exchange rates totaling $2,424):

	June 30, 2011
	Gross Value	Accumulated Amortization	Net Value	Useful Life
Customer relationships	$84,440	$(1,079)	$83,361	10-15 yrs
Order backlog	3,133	(1,567)	1,567	0.5 yrs
Technology	23,543	(452)	23,090	8-9 yrs
Product Development Costs	18,155	(125)	18,030	4 yrs

Total	$129,271	$(3,223)	$126,048

Amortization of $3,142 for the three months ended June 30, 2011 was recorded as follows:

Product revenues	$(1,052)
Cost of sales	563
Selling, general and administrative expense	1,527

Amortization expense by year is estimated to be as follows:

July 1, 2011 through December 31, 2011	$8,602
2012	14,586
2013	14,641
2014	14,641
2015	13,605

Note 3 – W.E.T. Acquisition – Continued

Property, Plant & Equipment

Property and equipment consist of the following:

Asset category	Useful life	Amount
Land	Indefinite	$2,145
Buildings and improvements	20 yrs	12,134
Machinery and equipment	5-7 yrs	14,867
Office furniture and equipment	2-5 yrs	2,560
Computer software	3-5 yrs	5,814

		$37,520

Non-controlling interest

We recorded the portion of W.E.T. not acquired totaling 23.72 percent at its estimated fair value which was determined by discounted earnings method.

Note 4 – Earnings per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of stock outstanding.

The Company’s diluted earnings per common share give effect to all potential shares of Common Stock outstanding during a period that are not anti-dilutive. In computing the diluted earnings per share, the treasury stock and if converted methods are used in determining the number of shares assumed to be purchased from the conversion of Common Stock equivalents. The following summarizes the shares included in the dilutive shares as disclosed on the face of the consolidated condensed statements of operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Weighted average number of shares for calculation of basic EPS – Common Stock	22,208,454	21,621,137	22,146,231	21,577,039
Impact of stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	—	759,848	—	786,138

Weighted average number of shares for calculation of diluted EPS	23,208,454	22,380,985	22,146,231	22,363,177

Note 4 – Earnings per Share – Continued

The accompanying table represents Common Stock issuable upon the exercise of certain stock options, the Series C Convertible Preferred Stock and potential dividends paid in common stock that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Stock options outstanding under the 1993, 1997 and 2006 Stock Option Plans	2,060,272	474,485	2,060,272	456,485
Series C Convertible Preferred Stock	4,931,161	—	4,931,161	—

	6,991,433	474,485	6,991,433	456,485

Note 5 – Segment Reporting

Segment information is used by management for making operating decisions and assessing the performance of the Company. Management evaluates the performance of its segments based primarily on operating income.

The Company’s reportable segments are as follows:

•

Climate Control Seats (CCS) – variable temperature seat climate control system designed to improve the temperature comfort of automobile passengers. This segment also includes the heated and cooled cup holder and heated and cooled mattress divisions which results are not currently individually significant.

•

Advanced Technology (formerly BSST) – a division engaged in a research and development effort to improve the efficiency of thermoelectric devices and to develop, market and distribute products based on this new technology.

•

W.E.T. Automotive AG (W.E.T.) – The W.E.T. acquisition is being evaluated currently as an individual segment until such time as Amerigon is able to fully evaluate and implement its future integration plans and strategy.

Note 5 – Segment Reporting – Continued

The tables below present segment information about the reported product revenues and operating income of the Company for the three and six month periods ended June 30, 2011 and 2010. Asset information by reportable segment is not reported for Amerigon since the Company does not manage assets for Amerigon at a segment level.

Three Months Ended June 30,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2011:
Product revenues	$31,696	$264	$45,177	$—	$77,137
Depreciation and amortization	233	142	5,060	269	5,704
Operating income (loss)	7,851	(1,453)	2,160	(4,534)	4,024
2010:
Product revenues	$28,686	$126	$—	$—	$28,812
Depreciation and amortization	190	136	—	27	353
Operating income (loss)	7,924	(2,082)	—	(2,491)	3,351

The Advanced Technology operating loss for the three months ended June 30, 2011 and 2010 is net of $154 and $528, respectively, of reimbursed research and development costs. Reconciling items include acquisition transaction costs and Amerigon’s corporate selling, general and administrative costs.

Six Months Ended June 30,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2011:
Product revenues	$67,247	$509	$45,177	$—	$112,933
Depreciation and amortization	469	285	5,060	280	6,094
Operating income (loss)	17,410	(3,025)	2,160	(11,652)	4,893
2010:
Product revenues	$52,793	$207	$—	$—	$53,000
Depreciation and amortization	375	244	—	56	675
Operating income (loss)	13,784	(3,103)	—	(4,951)	5,730

The Advanced Technology operating loss for the six months ended June 30, 2011 and 2010 is net of $346 and $1,703, respectively, of reimbursed research and development costs. Reconciling items include acquisition transaction costs and Amerigon’s corporate selling, general and administrative costs.

Note 5 – Segment Reporting – Continued

Product revenues information by geographic area:

	Three Months
	Ended March 31,
	2011		2010
United States	$23,899	31%	$11,409	40%
South Korea	10,268	13%	4,941	17%
Germany	8,372	11%	126	0%
Mexico	7,024	9%	3,164	11%
China	6,010	8%	520	2%
Japan	3,325	4%	5,672	20%
Canada	2,896	4%	836	3%
Czech Republic	2,739	3%	—	—
United Kingdom	2,418	3%	2,112	7%
Other	10,186	14%	32	0%

Total product revenues	$77,137	100%	$28,812	100%

	Six Months
	Ended June 30,
	2011		2010
United States	$35,567	31%	$21,406	40%
South Korea	19,322	17%	7,938	15%
Mexico	12,998	12%	6,117	12%
Japan	9,077	8%	10,243	19%
Germany	8,603	8%	207	0%
China	6,126	5%	767	2%
Canada	4,195	4%	2,065	4%
United Kingdom	4,120	4%	4,226	8%
Czech Republic	2,739	2%	—	—
Other	10,186	9%	31	0%

Total product revenues	$112,933	100%	$53,000	100%

Note 6 – ZT Plus

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

We plan on continuing the research activities of the venture and began to fund its ongoing operating expenses beginning on March 1, 2010.

Note 7 – Series C Convertible Preferred Stock

On March 31, 2011, we issued 7,000 shares of our Series C Convertible Preferred Stock (each a “Preferred Share” and, collectively, the “Preferred Shares”) having an initial stated value of $10,000 per Preferred Share, subject to adjustment. We received approximately $64,013 in net proceeds from the sale, after deducting placement agent fees and other offering expenses which totaled $5,987. We used the net proceeds from this offering to fund, in part, the W.E.T. acquisition.

If the W.E.T. acquisition had not completed prior to July 1, 2011, we would have redeemed all of the Series C Convertible Preferred Stock then outstanding, at a redemption price equal to 102.5% (“No Acquisition Redemption Premium”) of the aggregate stated value of the Series C Convertible Preferred Stock, plus accumulated and unpaid dividends up to, but not including, the redemption date. We would have also then issued certain warrants (“No Acquisition Warrants”). The No Acquisition Redemption Premium and No Acquisition Warrants represent embedded liability derivatives and have been bifurcated for recording purposes. The estimated fair value of the No Acquisition Redemption Premium and the No Acquisition Warrants as of the issue date were $700 and $1,910, respectively. Since the W.E.T. acquisition was completed by July 1, 2011, the No Acquisition Redemption Premium expired and the No Acquisition Warrants will not be issued and therefore the fair value was equal zero at June 30, 2011.

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

Holders of the Series C Convertible Preferred Stock are entitled to receive, out of funds legally available therefore, dividends payable in cash (if permitted under the Bank of America credit facility), our Common Stock (if certain equity conditions are satisfied or waived as of the applicable date), or any combination thereof, at the election of the Company, at the rate of 8% per annum of the stated value, payable quarterly in arrears on September 1, December 1, March 1 and June 1 of each year, commencing September 1, 2011. Dividends on our Series C Convertible Preferred Stock are cumulative from the date of initial issuance.

We will redeem the Series C Convertible Preferred Stock in nine equal quarterly installments beginning on September 1, 2011 and ending on September 1, 2013 (each, an “Amortization Date”) by paying cash, issuing shares of our Common Stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends.

Note 7 – Series C Convertible Preferred Stock – Continued

We may, at our option, elect to pay the quarterly amortization amount on each Amortization Date if certain conditions are satisfied or waived as of the relevant notice date through the relevant Amortization Date, in shares of common stock, in cash (if permitted under the Bank of America credit facility), or in any combination of shares and cash. To the extent that we pay all or any portion of a quarterly amortization amount in shares of common stock, if the equity conditions are satisfied or waived as of the applicable notice date through the applicable Amortization Date, we will deliver on the applicable Amortization Date a number of shares of common stock equal to (i) the applicable quarterly installment amount being paid in shares of common stock divided by the lower of (A) the conversion price for the Series C Convertible Preferred Stock and (B) the Market Price (as defined below) determined as of the applicable Amortization Date less (ii) any Pre-Installment Shares (as defined below) with respect to such installment. If we pay all or any portion of a quarterly amortization amount in shares of common stock, we will be required to deliver a number of shares of common stock to the holders of the Series C Convertible Preferred Stock twenty three (23) trading days prior to the applicable Amortization Date equal to the portion of applicable quarterly amortization amount determined by us to be paid in shares of common stock divided by the lower of (A) the conversion price for the Series C Convertible Preferred Stock and (B) the Market Price determined as of the trading day prior to such date (such shares “Pre-Installment Shares”).

The “Market Price” means a ten percent (10%) discount to the arithmetic average of the lowest fifteen (15) volume weighted average prices of the common stock during the twenty (20) consecutive trading day period ending two (2) trading days prior to each applicable date of determination.

Holders of the Series C Convertible Preferred Stock may convert their shares at any time into shares of common stock at a conversion price of $15.83, including the conversion of accrued but unpaid dividends per Preferred Share then remaining into shares of common stock, and in addition will be entitled to a make-whole amount that would apply in a conversion (reflecting dividends that would have been payable through maturity if the Series C Convertible Preferred Stock had remained outstanding); provided, however, that under certain conditions where our Bank of America credit facility prohibits payment of the make-whole amount, we will only be obligated to pay such make-whole amount at the time such amount, or portion thereof, would have been due to be paid as a dividend as if the Series C Convertible Preferred Stock at issue had not been converted.

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

Note 7 – Series C Convertible Preferred Stock – Continued

Holders of Series C Convertible Preferred Stock do not have any voting rights except as specifically provided in our articles of incorporation or as otherwise required by law.

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

Note 8 – Debt

On March 30, 2011, we and Amerigon Europe entered into a new credit agreement with a syndicate of banks led by Bank of America (the “US Bank of America credit facility”) and W.E.T. and W.E.T. Automotive Systems Ltd., a Canadian corporation wholly owned by W.E.T., entered into a credit facility with the same syndicate of banks (the “W.E.T. Bank of America credit facility”). We cancelled our then existing credit facility with Comerica Bank. In conjunction with the cancellation, we entered into a pledge and security agreement with Comerica Bank and deposited $472 as collateral for an outstanding letter of credit. The cash deposit is included in restricted cash on the consolidated condensed balance sheet as of June 30, 2011.

The US Bank of America credit facility provides two term notes (referred to as the “US Term Note and Europe Term Note”) and a $25,000 revolving line of credit note (“US Revolving Note”). The W.E.T. Bank of America credit facility provides W.E.T. with a €30,000 term note (“W.E.T. Term Note”) and a €10,000 revolving line of credit note (“W.E.T. Revolving Note”).

We and W.E.T. borrowed the following amounts on each note:

Borrowing proceeds on March 31, 2011	Currency Borrowed	US Dollars
US Term Note	$35,000	$35,000
Europe Term Note (1)	€23,426	33,000
US Revolving Note	$19,011	19,011

Borrowing proceeds on May 31, 2011
W.E.T. Term Note (1)	€30,000	42,072
W.E.T. Revolving Note	€—	—

Total borrowed		$129,083

(1)	The Europe Term Note and the W.E.T. Term Note were drawn and are denominated in the European Euro.

Proceeds of the US Term Note, Europe Term Note and the US Revolving Note were used along with existing cash reserves and proceeds from the sale of the Company’s Series C Convertible Preferred Stock to fund an escrow account sufficient to acquire 100% of the outstanding stock of W.E.T. in accordance with a tender offer. The tender offer resulted in our acquiring only 76.3% of W.E.T. The excess amount held in escrow, totaling approximately $49,700, was used to repay a portion of the Europe Term Note and a portion of the then outstanding revolving line of credit totaling €19,948 and $21,767, respectively.

The W.E.T. Term Note proceeds were used to repay then existing senior indebtedness.

In addition to the initial borrowing under the US Revolving Note, we made $8,000 in additional borrowings and $27,011 in repayments. No amounts were outstanding under either the US Revolving Note or the W.E.T. Revolving Note and $25,000 and €10,000 were available under each note, respectively.

Note 8 – Debt – Continued

The Company incurred $4,184 in expenses associated with the US Bank of America credit facility which has been recorded as deferred financing costs. A portion of these expenses related to that portion of the European Term Note that was repaid, totaling $967, has been charged to expense as debt retirement expense. The remaining balance will be amortized over the life of the credit agreement using the effective interest method. The US Bank of America credit facility expires on March 30, 2016.

The US Term Note and Europe Term Note are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 20% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Term Note is subject to quarterly principal payments totaling 20% annually. Principal outstanding under both the US Bank of America credit facility and W.E.T. Bank of America credit facility will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.20% – 1.80% at June 30, 2011) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”) which, after an initial period will vary based on the Consolidated Leverage Ratio of the Company, as defined by the Bank of America credit agreement. This initial period will end during the fourth quarter of 2011. The base rate is equal to the highest of the Federal Funds Rate (0.1% at June 30, 2011) plus 0.5%, Bank of America’s prime rate (3.25% at June 30, 2011), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate during the initial period is 3.25% for Eurocurrency Rate Loans and 2.25% for Base Rate Loans.

The Company must maintain certain financial ratios including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio as defined by the Bank of America credit agreement. The loans are secured by all of the Company’s assets.

As of June 30, 2011, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility and the W.E.T. Bank of America credit facility.

The following table summarizes the Company’s debt at June 30, 2011.

	Interest Rate	Principal Balance
US Term Note	3.44%	$35,000
Europe Term Note	4.53%	5,002
US Revolving Note	—	—
W.E.T. Term Note	4.29%	43,156
W.E.T. Revolving Note	—	—
Bank of China Loan	5.31%	2,773
Capital Leases	5.50%	5,183

Total debt		91,114
Current portion		(18,251)

Long-term debt, less current maturities		$72,863

We had no outstanding debt at December 31, 2010.

Note 9 – Derivative Financial Instruments

We are exposed to market risk from changes in foreign currency exchange rates, short term interest rates and price fluctuations of certain material commodities such as copper. Foreign currency exchange risks are attributable to sales to foreign customers not denominated in the seller’s functional currency, foreign plant operations, intercompany indebtedness and purchases from foreign suppliers and include exposures to the European Euro, Japanese Yen, Canadian Dollar, and Mexican Peso. The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from this risk by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis. We record the ineffective portion of hedging instruments, if any, to other income (expense) in the consolidated condensed statements of operations.

While W.E.T. continuously monitors the hedging program, derivative positions and hedging strategies and maintains documentation as to the hedging objectives, practices and procedures, W.E.T. has not typically designated its derivatives as hedging instruments for accounting purposes.

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000, or $14,385 as of June 30, 2011, in order to offset the interest rate risk associated with a debt financing which was repaid prior our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then six month Euro Interbank Offered Rate (“EUIBOR”), 1.80% at June 30, 2011, plus 1.40% and pays interest equal to the six month EUIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.19 at June 30, 2011, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100. W.E.T. has entered into offsetting derivative contracts that cancel out the payment due under the CRS through 2012.

Information related to the fair values of derivative instruments in our consolidated balance sheet as of June 30, 2011 are as follows:

	Asset Derivatives		Liability Derivatives		Net
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS			Current liabilities	$2,955
			Non current liabilities	22,473

Total CRS				$25,428	$25,482
Foreign currency derivatives	Current assets	$7,270	Current liabilities	$37	$7,233
Commodity derivatives	Current assets	$139			$139

At December 31, 2010, we had no outstanding forward contracts.

Note 9 – Derivative Financial Instruments – Continued

Information related to the effect of derivative instruments on our consolidated income statements is as follows:

	Location	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Foreign currency derivatives	Cost of sales	$(18)	$(15)
	Revaluation of derivatives	1,296	$1,296
	Foreign currency gain (loss)	353	353

Total foreign currency derivatives		$1,631	$1,634
CRS	Revaluation of derivatives	$(5,311)	$(5,311)
Commodity derivatives	Revaluation of derivatives	$136	$136
Series C Convertible Preferred Stock embedded derivatives (see Note 7)	Revaluation of derivatives	$2,610	$2,610

	Location	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Foreign currency derivatives	Cost of sales	$5	$23

Note 10 – Income Taxes

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following:

	June 30, 2011	December 31, 2010
Deferred tax assets:
Net operating losses	$15,054	$7,395
Research and development credits	3,212	3,063
Accounts receivable	476	—
Inventory	449	—
Valuation reserves and accrued liabilities	13,004	1,699
Other credits	820	722
Property and equipment	5,439	293
Intangible assets	177	—
Deferred revenue	—	18
Other	1,487	1,032

	40,118	14,222

Deferred tax liabilities:
Intangible assets	(29,520)	(913)
Property and equipment	(220)	(202)
Accounts receivable	(433)	(322)
Inventory	(102)	—
Valuation reserves and accrued liabilities	(1,993)	—
Other	(5,031)	(22)

	(37,299)	(1,459)
Valuation allowance	(6,579)	(6,579)

Net deferred tax liability	$(3,760)	$6,184

Reconciliations between the statutory Federal income tax rate of 34% and the effective rate of income tax expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Statutory Federal income tax rate	34.0%	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
Effect of different tax rates of foreign jurisdictions	11.1%	—	7.3%	—
State and local tax, net of federal benefit	14.9%	3.9%	15.2%	3.9%
Nondeductible acquisition transaction expenses	—	—	38.7%	—
Other Nondeductible expenses	5.4%	0.5%	4.1%	0.5%
Nondeductible stock option compensation	1.3%	1.4%	1.7%	1.4%
R&D Credits	(4.6%)	(3.1%)	(6.2%)	(3.1%)
Other	0.6%	0.3%	0.6%	—

Effective rate	62.7%	37.0%	95.4%	36.7%

Note 11 – Fair Value Measurement

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

The Company’s financial assets and liabilities that are carried at fair value at June 30, 2011 include its asset and liability derivatives (see Note 9) which are valued under Level 2. The Company’s had no financial assets or liabilities carried at fair value at December 31, 2010.

The Company has chosen not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s trade accounts receivable, trade accounts payable and debt are still reported at their face values.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company designs, develops and markets proprietary technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). The Company’s primary product is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company recently acquired a majority interest in W.E.T. Automotive Systems AG (“W.E.T.”), a developer, manufacturer and distributor of heating systems, interior equipment and accessories used in automobile seats and other automotive and electronic applications in the automotive industry. The activities of W.E.T. represent a significant portion of the Company’s consolidated assets, liabilities, revenues and expenses.

Results of Operations

Second Quarter 2011 Compared with Second Quarter 2010

The following table presents select operations data for the period as reported, amounts for W.E.T. during the period from the acquisition date of May 16, 2011 through June 30, 2011 and the amounts for Amerigon less the W.E.T. amounts representing the historical portion of Amerigon. These Historical Amerigon financial results, which are non-GAAP measures, are provided to help shareholders understand Amerigon’s results of operations due to the acquisition of W.E.T. These non-GAAP financial measures should be viewed in addition to, and not as an alternative for, Amerigon’s reported results prepared in accordance with GAAP.

	Three month period ended June 30, 2011			Three month period ended June 30, 2010
	As Reported	Less: W.E.T.(1)	Historical Amerigon
	(In Thousands)
Product revenues	$77,137	$45,177	$31,960	$28,812
Cost of sales	57,918	34,840	23,078	20,108
Gross margin	19,219	10,337	8,882	8,704
Gross margin percent	24.9%	22.9%	27.8%	30.2%
Operating expenses:
Net research and development expenses	4,586	2,104	2,482	2,862
Acquisition transaction expenses	1,426	—	1,426	—
Selling, general and administrative expenses	9,183	6,073	3,110	2,491
Operating income	4,024	2,160	1,864	3,351
Earnings loss before income tax	2,191	(724)	2,915	3,361

(1)	Only represents W.E.T.’s results for the period from May 16, 2011, the acquisition date, through June 30, 2011.

Product Revenues. Product revenues for the three months ended June 30, 2011 (“Second Quarter 2011”) were $77,137,000 compared with product revenues of $28,812,000 for the three months ended June 30, 2010 (“Second Quarter 2010”), an increase of $48,325,000, or 168%, primarily reflecting additional revenue for W.E.T. of $45,177,000, included from the acquisition date of May 16, 2011 through the end of the Second Quarter. The remaining increase of $3,148,000, or 11%, represents higher sales resulting from new model and product introductions offset partially by lower volumes on existing programs. Our first significant shipments of our new heated and cooled cup holder, of approximately $1,500,000 and Modest shipments of our heated and cooled mattress of approximately $400,000, which was launched at the very end of the Third Quarter 2010, also contributed to the higher product revenue levels. Unit shipments of CCS were 446,000 for the Second Quarter 2011 compared with unit shipments of 407,000 in the Second Quarter 2010, an increase of 39,000 units or 10%. New vehicles equipped with CCS and launched since the end of the Second Quarter 2010 included the newly designed Ford Explorer. Additionally, several new vehicle programs which were launched during the Second Quarter 2010, had higher revenue during the Second Quarter 2011 due to reaching a full production run rate. These programs include the KIA Mohave, KIA Borrego, KIA Optima and the Hyundai Sonata. At the very end of the fourth quarter 2010 we launched our new heated and cooled cup holder on the Dodge Charger. Additionally, we began shipping the heated and cooled cup holder on one additional vehicle during the Second Quarter 2011 which will achieve full production volume levels during the third quarter 2011. These increases were partially offset by lower revenue on several vehicles due to production disruptions which resulted from the natural disasters in Japan.

On March 11, 2011, a 9.0 magnitude undersea earthquake occurred off the coast of Japan. The earthquake triggered an extremely destructive tsunami wave that struck Japan shortly after the earthquake. These events have caused extensive and severe structural damage in Japan, including heavy damage to roads and railways, as well as fires in many areas. Many electrical generators ceased operation, and nuclear reactors suffered debilitating explosions. As a result of these disasters, there have been various disruptions to certain of our customers’ production of vehicles and to the flow of parts from production facilities in Japan that supply the worldwide automotive industry. We did not experience any significant production delays stemming from the impact of these disasters on our suppliers. However, several of our customers decreased or canceled production orders on a number of vehicle models during the Second Quarter 2011. While these reductions began to taper off during the latter part of the Second Quarter 2011, we cannot be certain that additional delays or reductions will not be experienced during future quarterly periods.

Cost of Sales. Cost of sales increased to $57,918,000 in the Second Quarter 2011 from $20,108,000 in the Second Quarter 2010 an increase of $37,810,000, or 188%, primarily reflecting the higher sales resulting for the acquisition of W.E.T. which had cost of sales totaling $34,840,000. A portion of W.E.T.’s cost of sales totaling $1,151,000 represented the impact of the purchase method of accounting for W.E.T. inventory on the acquisition date which requires that the inventory purchased be recorded at fair value. This fair value increase is included in cost of sales as the underlying inventory is sold and replaced with new inventory which is recorded at the lower of cost or market value. Excluding this adjustment, W.E.T.’s gross margin percentage for the period would have been 25.4%. We estimate that the remaining amount of the fair value adjustment for inventory totaling approximately $380,000 will be recorded in cost of sales during the third quarter 2011. The remaining increase in cost of sales totaling $2,970,000, or 15%, is attributable to higher sales volumes for Amerigon, higher material costs, including higher costs for components we purchase in the Japanese Yen and due to a higher mix of sales on higher cost, lower gross margin programs. The gross profit percentage during the Second Quarter 2011 was 24.9% and was 30.2% during the Second Quarter 2010. This decrease is primarily attributable to the lower gross margin on W.E.T. sales, the impact of the purchase accounting fair value adjustment on W.E.T.’s inventory, higher material costs for Amerigon, including the effects of a stronger Japanese Yen and an unfavorable change in the mix of products sold.

TED’s, which represent the key component of the CCS system, contain the metal Tellurium (“Te”) which represented approximately 3% of our cost of sales during 2010. During the First Quarter 2011, the market for Te experienced a significant increase. We purchase Te indirectly through our contract manufacturers. This arrangement delays the effect of higher market prices for Te on our cost of sales. As such, we did not experience higher costs of Te until the end of the Second Quarter 2011. It is likely that the higher Te market price will have a greater effect on our cost of sales in the third quarter 2011 unless the market price begins to decline. In recent years, we have implemented changes to the manufacturing process for our TED’s which enable us to use less Te per component. These changes currently impact a small portion of our TED purchases; over time we expect to be able to extend the program to the balance of our TED purchases.

Net Research and Development Expenses. Net research and development expenses increased to $4,586,000 in the Second Quarter 2011 from $2,862,000 in the Second Quarter 2010, an increase of $1,724,000, or 60%, primarily reflecting net research and development expenses from W.E.T. totaling $2,104,000 partially offset by a $380,000, or 13%, decrease in the net research and development expenses of Amerigon due to lower development costs on development programs, such as the heated and cooled bed, heated and cooled cup holder which now have been launched. During the Second Quarter 2011, research and development reimbursements were lower compared with the Second Quarter 2010. Research and development reimbursements fluctuate from period to period due to the timing of different phases of the various underlying projects.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. We incurred $1,426,000 in fees and expenses associated with the acquisition of W.E.T. during the Second Quarter 2011. We expect that a significant portion of these costs will not be deductible for tax purposes. We did not incur any acquisition transaction expenses during the Second Quarter 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9,183,000 in the Second Quarter 2011 from $2,491,000 in the Second Quarter 2010. This $6,692,000, or 269%, increase is primarily due to the selling, general and administrative expenses of W.E.T. totaling $6,073,000. The remaining increase of $619,000, or 25%, reflects the opening of offices in Germany and China and other higher expenses. The selling, general and administrative expenses of W.E.T. include amortization of the fair value of W.E.T.’s customer order backlog as of the acquisition date totaling $1,527,000. The remaining balance of the amount recorded at the acquisition date for the customer order backlog totaling $1,567,000 will be amortized during the third quarter of 2011.

Interest income (expense). We had interest expense of $1,246,000 for the Second Quarter 2011 and had interest income of $3,000 for the Second Quarter 2010. A portion of interest expense for 2011 resulted from the debt financing used to finance a portion of the W.E.T. acquisition. Approximately $384,000 in interest expense was related to the debt of W.E.T. and incurred from the acquisition date through June 30, 2011.

Revaluation of derivatives. We recorded losses related to the revaluation of derivative financial instruments totaling $1,269,000 for the Second Quarter 2011. This amount included losses from the derivatives of W.E.T. totaling $3,879,000 offset partially by $2,610,000 of gains from revaluation of derivatives for Amerigon. The Amerigon revaluation gain resulted from two derivatives embedded in our Series C Convertible Preferred Stock. These two derivatives, which were valued as liabilities totaling $2,610,000 when the Series C Convertible Preferred Stock was issued, related to terms in which the Series C Preferred Stockholders would have received a redemption premium and certain warrants if the W.E.T. acquisition had not been completed. The carrying value of these derivatives was adjusted to zero upon consummation of the W.E.T. acquisition.

Income Tax Expense. We recorded an income tax expense of $1,373,000 during the Second Quarter 2011 representing an effective tax rate of 63% on earnings before income tax of $2,191,000. During this period we had lower statutory tax rates in jurisdictions in which we experienced losses before income tax and higher statutory rates in jurisdictions in which we had earnings before income tax. The effect of these resulted in an effective tax rate higher than the US Federal rate of 34%. During the Second Quarter 2010, we recorded an income tax expense of $1,244,000 representing an estimated effective tax rate of 37% on earnings before income tax of $3,361,000. Our effective tax rate was estimated based upon a forecast of our full year results not including the nondeductible acquisition transaction costs which were reflected separately as a discrete tax item.

First Half 2011 Compared with First Half 2010

The following table presents select operations data for the period as reported, amounts for W.E.T. during the period from the acquisition date of May 16, 2011 through June 30, 2011 and the amounts for Amerigon less the W.E.T. amounts representing the historical portion of Amerigon. These Historical Amerigon financial results, which are non-GAAP measures, are provided to help shareholders understand Amerigon’s results of operations due to the acquisition of W.E.T. These non-GAAP financial measures should be viewed in addition to, and not as an alternative for, Amerigon’s reported results prepared in accordance with GAAP.

	Six month period ended June 30, 2011			Six month period ended June 30, 2010
	As Reported	Less: W.E.T.(1)	Historical Amerigon
	(In Thousands)
Product revenues	$112,933	$45,177	$67,756	$53,000
Cost of sales	83,258	34,840	48,418	37,653
Gross margin	29,675	10,337	19,338	15,347
Gross margin percent	26.3%	22.9%	28.5%	29.0%
Operating expenses:
Net research and development expenses	7,055	2,104	4,951	4,666
Acquisition transaction expenses	5,180	—	5,180	—
Selling, general and administrative expenses	12,547	6,073	6,474	4,951
Operating income	4,893	2,160	2,733	5,730
Earnings loss before income tax	3,296	(724)	4,020	5,780

(1)	Only represents W.E.T.’s results for the period from May 16, 2011, the acquisition date, through June 30, 2011.

Product Revenues. Product revenues for the six months ended June 30, 2011 (“First Half 2011”) were $112,933,000 compared with product revenues of $53,000,000 for the six months ended June 30, 2010 (“First Half 2010”), an increase of $59,933,000, or 113%, reflecting additional revenue for W.E.T. of $45,177,000, included from the acquisition date of May 16, 2011 through the end of the First Half 2011. The remaining increase of $14,756,000, or 28%, represents higher sales resulting from new model and product introductions offset partially by lower volumes on existing programs. Modest shipments of our heated and cooled mattress of approximately $623,000, which was launched at the very end of the Third Quarter 2010, and our first significant shipments of our new heated and cooled cup holder, of approximately $2,700,000 also contributed to the higher product revenue levels. Unit shipments of CCS were 937,000 for the First Half 2011 compared with unit shipments of 756,000 in the First Half 2010, an increase of 181,000 units or 24%. New vehicles equipped with CCS and launched since the end of the First Half 2010 included the newly designed Ford Explorer, KIA Mohave and KIA Borrego. Additionally, several new vehicle programs which were launched during the First half 2010, had higher revenue during the First Half 2011 due to reaching a full production run rate. These programs include the KIA Optima and the Hyundai Sonata. At the very end of the fourth quarter 2010 we launched our new heated and cooled cup holder on the Dodge Charger. Additionally, we began shipping the heated and cooled cup holder on one additional vehicle during the First Half 2011 which will achieve full production volume levels during the third quarter

2011. These increases were partially offset by lower revenue on several vehicles due to production disruptions which resulted from the natural disasters in Japan.

On March 11, 2011, a 9.0 magnitude undersea earthquake occurred off the coast of Japan. The earthquake triggered an extremely destructive tsunami wave that struck Japan shortly after the earthquake. These events have caused extensive and severe structural damage in Japan, including heavy damage to roads and railways, as well as fires in many areas. Many electrical generators ceased operation, and nuclear reactors suffered debilitating explosions. As a result of these disasters, there have been various disruptions to certain of our customers’ production of vehicles and to the flow of parts from production facilities in Japan that supply the worldwide automotive industry. We did not experience any significant production delays stemming from the impact of these disasters on our suppliers. However, several of our customers decreased or canceled production orders on a number of vehicle models during the First Half 2011. While these reductions began to taper off during the latter part of the First Half 2011, we cannot be certain that additional delays or reductions will not be experienced during future quarterly periods.

Cost of Sales. Cost of sales increased to $83,258,000 in the First Half 2011 from $37,653,000 in the First Half 2010 an increase of $45,605,000, or 121%, primarily reflecting the higher sales resulting for the acquisition of W.E.T. which had cost of sales totaling $34,840,000. A portion of W.E.T.’s cost of sales totaling $1,151,000 represented the impact of the purchase method of accounting for W.E.T. inventory on the acquisition date which requires that the inventory purchased be recorded at fair value. This fair value increase is included in cost of sales as the underlying inventory is sold and replaced with new inventory which is recorded at the lower of cost or market value. Excluding this adjustment, W.E.T.’s gross margin percentage for the period would have been 25.4%. We estimate that the remaining amount of the fair value adjustment for inventory totaling approximately $380,000 will be recorded in cost of sales during the third quarter 2011. The remaining increase in cost of sales totaling $10,765,000, or 29%, is attributable to higher sales volumes for Amerigon, higher material costs, including higher costs for components we purchase in the Japanese Yen and due to a higher mix of sales on higher cost, lower gross margin programs. The gross profit percentage during the First Half 2011 was 26.3% and was 29.0% during the First Half 2010. This decrease is primarily attributable to the lower gross margin on W.E.T. sales, the impact of the purchase accounting fair value adjustment on W.E.T.’s inventory, higher material costs for Amerigon, including the effects of a stronger Japanese Yen and an unfavorable change in the mix of products sold.

TED’s, which represent the key component of the CCS system, contain the metal Tellurium (“Te”) which represented approximately 3% of our cost of sales during 2010. During the First Quarter 2011, the market for Te experienced a significant increase. We purchase Te indirectly through our contract manufacturers. This arrangement delays the effect of higher market prices for Te on our cost of sales. As such, we did not experience higher costs of Te until the end of the First Half 2011. It is likely that the higher Te market price will have a greater effect on our cost of sales in the third quarter 2011 unless the market price begins to decline. In recent years, we have implemented changes to the manufacturing process for our TED’s which enable us to use less Te per component. These changes currently impact a small portion of our TED purchases; over time we expect to be able to extend the program to the balance of our TED purchases.

Net Research and Development Expenses. Net research and development expenses increased to $7,055,000 in the First Half 2011 from $4,666,000 in the First Half 2010, an increase of $2,389,000, or 51%, primarily reflecting net research and development expenses from W.E.T. totaling $2,104,000. The remaining increase of $285,000, or 6%, represents an increase in the research and development expenses of Amerigon and was primarily due to the advanced TED materials program by BSST’s now wholly owned

ZT Plus subsidiary. When we formed ZT Plus, certain ongoing expenses associated with our advanced TED materials program were transferred to the new partnership and were partially funded by our partner, 5N Plus. These activities, and the associated cost, have been expanded since that formation date. Effective March 1, 2010, BSST purchased 5N Plus’ 50% ownership and since that date is providing 100% of the necessary funding. These higher expenses were partially offset by lower development costs on other programs, such as the heated and cooled bed, heated and cooled cup holder which now have been launched. During the First Half 2011, research and development reimbursements were lower compared with the First Half 2010. Research and development reimbursements fluctuate from period to period due to the timing of different phases of the various underlying projects.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. We incurred $5,180,000 in fees and expenses associated with the acquisition of W.E.T. during the First Half 2011. We expect that a significant portion of these costs will not be deductible for tax purposes. We did not incur any acquisition transaction expenses during the First Half 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $12,547,000 in the First Half 2011 from $4,951,000 in the First Half 2010. This $7,596,000, or 153%, increase is primarily due to the selling, general and administrative expenses of W.E.T. totaling $6,073,000. The remaining increase of $1,523,000, or 31%, reflects the opening of offices in Germany and China and other higher expenses. The selling, general and administrative expenses of W.E.T. include amortization of the fair value of W.E.T.’s customer order backlog as of the acquisition date totaling $1,527,000. The remaining balance of the amount recorded at the acquisition date for the customer order backlog totaling $1,567,000 will be amortized during the third quarter of 2011.

Interest income (expense). We had interest expense of $1,237,000 for the First Half 2011. We had no interest expense during the First Half 2010. A portion of interest expense for 2011 resulted from debt financing used to finance a portion of the W.E.T. acquisition. Approximately $384,000 in interest expense was related to the debt of W.E.T. and incurred from the acquisition date through June 30, 2011.

Revaluation of derivatives. We recorded losses related to the revaluation of derivative financial instruments totaling $1,269,000 for the First Half 2011. This amount included losses from the derivatives of W.E.T. totaling $3,879,000 offset partially by $2,610,000 of gains from revaluation of derivatives for Amerigon. The Amerigon revaluation gain resulted from two derivatives embedded in our Series C Convertible Preferred Stock. These two derivatives, which were valued as liabilities totaling $2,610,000 when the Series C Convertible Preferred Stock was issued, related to terms in which the Series C Preferred Stockholders would have received a redemption premium and certain warrants if the W.E.T. acquisition had not been completed. The carrying value of these derivatives was adjusted to zero upon consummation of the W.E.T. acquisition.

Income Tax Expense. We recorded an income tax expense of $3,144,000 during the First Half 2011 representing an effective tax rate of 95% on earnings before income tax of $3,296,000. During this period we had lower statutory tax rates in jurisdictions in which we experienced losses before income tax and higher statutory rates in jurisdictions in which we had income before income tax. Additionally, our estimated income tax expense for the period does not reflect any tax benefit for a significant portion of the acquisition transaction expenses which are not expected to be deductible. The effect of these resulted in an effective tax rate higher than the US Federal rate of 34%. During the First Half 2010, we recorded an income tax expense of $2,120,000 representing an estimated effective tax rate of 37% on earnings before income tax of $5,780,000. Our effective tax rate was estimated based upon a forecast of our full year results not including the nondeductible acquisition transaction costs which were reflected separately as a discrete tax item.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	June 30, 2011	December 31, 2010
Cash and cash equivalents	$27,635,000	$26,584,000
Short-term investments	—	9,761,000

	$27,635,000	$36,345,000

We believe that our cash and cash equivalents will be adequate to fund our working capital and operating business needs for the foreseeable future.

Select cash flow information by segment is as follows for the First Half 2011:

Six Months Ended June 30, 2011	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
Cash flows from operating activities	$4,459	$(2,277)	$4,323	$—	$6,505
Depreciation and amortization	469	285	5,060	280	6,094
Purchase of property and equipment	1,128	—	2,119	—	3,247

Cash provided by operating activities during the First Half 2011 was $6,505,000. This was attributable to our net income during the First Half 2011 of $152,000 plus adjustments depreciation and amortization of $6,094,000, loss on revaluation of financial derivatives of $1,269,000, deferred tax provision of $2,286,000, debt retirement expense of $967,000 stock option compensation totaling $631,000 and defined benefit plan expense of $69,000. These amounts were offset partially by a $2,746,000 use of cash associated with a net increase in operating assets and liabilities and adjustment for excess tax benefit from equity awards totaling $2,217,000.

As of June 30, 2011, working capital was $70,656,000 compared with $47,239,000 at December 31, 2010, an increase of $23,417,000, or 50%. The increase was primarily due to the working capital acquired in the W.E.T. acquisition totaling $41,290,000 offset partially by short term investments used to finance the acquisition and related expenses.

Cash used in investing activities was $108,107,000 during the First Half 2011. This included the purchase of W.E.T. net of cash acquired totaling $113,432,000, purchases of property and equipment totaling $3,247,000, the cost to acquire new patents and patent application filings of $717,000 and funds used to fund restricted cash. These amounts were partially offset by maturities of short-term investments of $9,761,000. Purchases of property and equipment for the period are primarily related to new equipment purchases needed to maintain current production programs and other operational facilities.

Cash provided by financing activities was $101,888,000 during the First Half 2011, reflecting borrowings under the Bank of America credit facility (described below) totaling $137,083,000, proceeds from the sale of our Series C Convertible Preferred Stock net of cash paid for related transaction expenses totaling $61,941,000, proceeds from the sale of embedded derivatives of $2,610,000, excess tax benefit from equity awards of $2,217,000 and $927,000 in proceeds of Common Stock option exercises. These amounts were partially offset by repayments of borrowings of $98,859,000, including W.E.T. refinancing of its long term debt, and $4,031,000 paid for financing costs.

On March 30, 2011, we and Amerigon Europe entered into a new credit agreement with a syndicate of banks led by Bank of America (the “US Bank of America credit facility”) and W.E.T. and W.E.T. Automotive Systems Ltd., a Canadian corporation wholly owned by W.E.T., entered into a credit facility with the same syndicate of banks (the “W.E.T. Bank of America credit facility”). We cancelled our then existing credit facility with Comerica Bank. In conjunction with the cancellation, we entered into a pledge and security agreement with Comerica Bank and deposited $472,000 as collateral for an outstanding letter of credit. The cash deposit is included in restricted cash on the consolidated condensed balance sheet as of June 30, 2011.

The US Bank of America credit facility provides two term notes (referred to as the “US Term Note and Europe Term Note”) and a $25,000,000 revolving line of credit note (“US Revolving Note”). The W.E.T. Bank of America credit facility provides W.E.T. with a €30,000,000 term note (“W.E.T. Term Note”) and a €10,000,000 revolving line of credit note (“W.E.T. Revolving Note”).

We and W.E.T. borrowed the following amounts on each note:

Borrowing proceeds on March 31, 2011	Currency Borrowed	US Dollars
	(In Thousands)
US Term Note	$35,000	$35,000
Europe Term Note (1)	€23,426	33,000
US Revolving Note	$19,011	19,011

Borrowing proceeds on May 31, 2011
W.E.T. Term Note (1)	€30,000	42,072
W.E.T. Revolving Note	€—	—

Total borrowed		$129,083

(1)	The Europe Term Note and the W.E.T. Term Note were drawn and are denominated in the European Euro.

Proceeds of the US Term Note, Europe Term Note and the US Revolving Note were used along with existing cash reserves and proceeds from the sale of the Company’s Series C Convertible Preferred Stock to fund an escrow account sufficient to acquire 100% of the outstanding voting stock of W.E.T. in accordance with a tender offer. The tender offer resulted in our acquiring only 76.3% of W.E.T. The excess amount held in escrow, totaling approximately $49,700,000, was used to repay a portion of the Europe Term Note and a portion of the then outstanding revolving line of credit totaling €19,948,000 and $21,767,000, respectively.

The W.E.T. Term Note proceeds were used to repay then existing senior indebtedness.

In addition to the initial borrowing under the US Revolving Note, we made $8,000,000 in additional borrowings and $27,011,000 in repayments. No amounts were outstanding under either the US Revolving

Note or the W.E.T. Revolving Noted and $25,000,000 and €10,000,000 were available under each note, respectively.

The Company incurred $4,184,000 in expenses associated with the US Bank of America credit facility which has been recorded as deferred financing costs. A portion of these expenses related to that portion of the European Term Note that was repaid, totaling $967,000, has been charged to expense as debt retirement expense. The remaining balance will be amortized over the life of the credit agreement using the effective interest method. The US Bank of America credit facility expires on March 30, 2016.

The US Term Note and Europe Term Note are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 20% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Term Note is subject to quarterly principal payments totaling 20% annually. Principal outstanding under both the US Bank of America credit facility and W.E.T. Bank of America credit facility will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.20% – 1.80% at June 30, 2011) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”) which, after an initial period will vary based on the Consolidated Leverage Ratio of the Company, as defined by the Bank of America credit agreement. This initial period will end during the fourth quarter of 2011. The base rate is equal to the highest of the Federal Funds Rate (0.1% at June 30, 2011) plus 0.5%, Bank of America’s prime rate (3.25% at June 30, 2011), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate during the initial period is 3.25% for Eurocurrency Rate Loans and 2.25% for Base Rate Loans.

The Company must maintain certain financial ratios including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio as defined by the Bank of America credit agreement. The loans are secured by all of the Company’s assets.

As of June 30, 2011, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility and the W.E.T. Bank of America credit facility.

The following table summarizes the Company’s debt at June 30, 2011.

	Interest Rate	Principal Balance
		(in Thousands)
US Term Note	3.44%	$35,000
Europe Term Note	4.53%	5,002
US Revolving Note	—	—
W.E.T. Term Note	4.29%	43,156
W.E.T. Revolving Note	—	—
Bank of China Loan	5.31%	2,773
Capital Leases	5.50%	5,183

Total debt		91,114
Current portion		(18,251)

Long-term debt, less current maturities		$72,863

We had no outstanding debt at December 31, 2010.

New Accounting Policies

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May 2011, the FASB issued ASU No. 2011-04 which amends Topic 820 (Fair Value Measurement). ASU No. 2011-04 is intended to provide a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU No. 2011-04 include changes regarding how and when the valuation premise of highest and best use applies, the application of premiums and discounts, and new required disclosures. ASU No. 2011-04 is to be applied prospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2011 with early adoption prohibited. While the adoption of ASU No. 2011-04 is not expected to have a material impact on our consolidated condensed financial statements, we expect that it will expand our disclosures related to fair value measurements.

Presentation of Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05 which amends Topic 220 (Comprehensive Income). ASU No. 2011-05 is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The amended guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is to be applied retrospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We expect the adoption of ASU No. 2011-05 will change the presentation of our consolidated financial statements.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2010 annual report on Form 10-K includes a description of certain critical accounting policies, including those with respect to warranty reserves, allowances for doubtful accounts, deferred tax asset valuation allowance and inventory reserves. We adopted the following additional critical accounting policies upon consummation of the W.E.T. acquisition.

Accounting for Business Combinations

We record all assets acquired and liabilities assumed, including goodwill and other intangible assets, at fair value as of the date of the acquisition. The determination of the fair values of assets acquired and liabilities assumed required us to make significant estimates and assumptions that are highly judgmental and affect our financial statements.

Impairment

We periodically evaluate the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. Our assessment utilizes quoted market prices, fair value appraisals, management forecasts and discounted cash flow analyses. The impairment analysis is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a substantial impact on the amount of any impairment loss recorded. Discounted cash flow analyses are dependent upon management estimates and assumptions of future sales trends, current and expected future economic trends, market conditions and the effects of new technologies. The estimates and assumptions used in the impairment analysis are consistent with our business plan; however, actual cash flows in the future may differ significantly from those previously forecasted.

On an annual basis and at interim periods when circumstances require, the company tests the recoverability of its goodwill. The goodwill testing utilizes a two-step impairment analysis, whereby the company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows, excluding any financing costs or dividends, generated by each reporting unit. The company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the company’s reporting units.

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

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, our debt obligations under our Bank of America credit facilities and foreign currency contracts.

We have in the past, and may in the future, place our investments in certificates of deposit and in debt instruments of the U.S. government and high-quality corporate issuers. As stated in our policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk and market risk.

The table below presents the carrying value and related weighted average interest rates for our cash and cash equivalents and our restricted cash. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. The carrying value approximates fair value at June 30, 2011.

Marketable Securities	Carrying Value	Average Rate of Return at June 30, 2011 (Annualized)
Cash equivalents	$7,519,000	0.01%

Restricted Cash – Comerica pledge account	$472,000	—%

We have loans totaling $83,158,000 under our Bank of America credit facilities that bear interest at a variable rate. We have the option to elect interest rates based on either a Eurocurrency (LIBOR or EURIBOR) rate (“Eurocurrency Rate Loans”) with maturities of one, three or six months. (0.19% – 1.80% at June 30, 2011) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”) which, after an initial period will vary based on the Consolidated Leverage Ratio of the Company, as defined by the Bank of America credit agreement. This initial period will end during the fourth quarter of 2011. The base rate is equal to the highest of the Federal Funds Rate (0.1% at March 31, 2011) plus 0.5%, Bank of America’s prime rate (3.25% at June 30, 2011), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate during the initial period is 3.25% for Eurocurrency Rate Loans and 2.25% for Base Rate Loans.

Our purchases of certain of our components are denominated in Japanese Yen. In order to protect ourselves from changes in the exchange rate between the U.S. Dollar and Japanese Yen, we enter into foreign currency forward contracts to purchase the Japanese Yen. At June 30, 2011, we had no outstanding forward contracts to purchase Japanese Yen.

Our subsidiary, W.E.T. Automotive AG (“W.E.T.”), is exposed to market risk from changes in foreign currency exchange rates, short term interest rates and price fluctuations of certain material commodities such as copper. Foreign currency exchange risks are attributable to sales to foreign customers not denominated in the seller’s functional currency, foreign plant operations, intercompany indebtedness and purchases from foreign suppliers and include exposures to the European Euro, Canadian Dollar, and Mexican Peso. W.E.T. regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from this risk by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. While W.E.T. continuously monitors the hedging program, derivative positions and hedging strategies and maintains documentation as to the hedging objectives, practices and procedures, W.E.T. has not typically designated its derivatives as hedging instruments for accounting purposes.

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000, or $14,385 as of June 30, 2011, in order to offset the interest rate risk associated with a debt financing which was repaid prior our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then six month Euro Interbank Offered Rate (“EUIBOR”), 1.80% at June 30, 2011, plus 1.40% and pays interest equal to the six month EUIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.19 at June 30, 2011, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100. W.E.T. has entered into offsetting derivative contracts that cancel out the payment due under the CRS through 2012.

Information related to the fair values of derivative instruments in our consolidated balance sheets as of June 30, 2011 are as follows (in thousands):

	Asset Derivatives		Liability Derivatives		Net
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS			Current liabilities	$2,955
			Non current liabilities	22,473

Total CRS				$25,428	$25,482
Foreign currency derivates	Current assets	$7,270	Current liabilities	$37	$7,233
Commodity derivatives	Current assets	$139			$139

Information related to the effect of derivative instruments on our consolidated income statements is as follows (in thousands):

	Location	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
CRS	Revaluation of derivatives	$(5,311)	$(5,311)
Foreign currency derivatives	Revaluation of derivatives	$1,296	$1,296
	Foreign currency gain (loss)	353	353

Total foreign currency derivatives		$1,649	$1,649
Commodity derivatives	Revaluation of derivatives	$136	$136

Interest Rate Sensitivity

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps, the table and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in both U.S. dollars ($USD) and European Euros (€EUR), as indicated in parentheses.

June 30, 2011
	Expected Maturity Date
	2011 Second Half	2012	2013	2014	2015	2016	2017	2018	Total	Fair Value
Liabilities	(In Thousands except rate information)
Long Term Debt:
Fixed Rate (¥CNY)	$2,774	$—	$—	$—	$—	$—	$—	$—	$2,774	$2,774
Average Interest Rate	5.31%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed Rate (€EUR)	$1,461	$2,704	$1,018	$—	$—	$—	$—	$—	$5,183	$5,183
Average Interest Rate	5.50%	5.50%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Variable Rate ($USD)	$1,750	$3,938	$4,813	$5,688	$6,563	$12,250	$—	$—	$35,000	$35,000
Average Interest Rate	3.44%	3.44%	3.44%	3.44%	3.44%	3.44%	0.00%	0.00%	3.44%

Variable Rate (€EUR)	$4,534	$9,131	$9,319	$9,444	$9,569	$6,160	$—	$—	$48,159	$48,159
Average Interest Rate	4.30%	4.30%	4.30%	4.30%	4.30%	4.33%	0.00%	0.00%	4.30%

Exchange Rate Sensitivity

The table below provides information about the Company’s derivative financial instruments, other financial instruments by functional currency and presents such information in U.S. dollar equivalents. The table summarizes information on instruments and transactions and are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements, €EUR denominated debt obligations and Chinese Yuan (¥ CNY) denominated debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

June 30, 2011
Anticipated Transactions	Expected Maturity or Transaction Date
And Related Derivatives	2011 Second Half	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(In Thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive USD$/Pay EUR€)
Total Contract Amount (€)	€3,961	€7,505	€2,085					€13,550	€1,078
Average Contract Rate	1.2903	1.3217	1.3869	—	—	—	—	1.3227
(Receive EUR€/Pay HUF)
Total Contract Amount (€)	€4,135	€5,411						€9,546	€535.00
Average Contract Rate	290.83	279.88	—	—	—	—	—	284.62
(Receive CHF/Pay EUR)
Total Contract Amount (€)	€6,293	€12,315						€18,608	€2,704
Average Contract Rate	1.4400	1.4400	—	—	—	—	—	1.4400
(Receive KRW/Pay EUR(€)
Total Contract Amount (€)	€869	€1,741						€2,610	€97
Average Contract Rate	1,498.00	1,495.50						1,496.33

$US functional currency
Forward Exchange Agreements:
(Receive USD$/Pay CAD$)
Total Contract Amount ($)	$3,346							$3,346	$170
Average Contract Rate	1.0163	—	—	—	—	—	—	1.0163
(Receive USD$/Pay JPY¥)
Total Contract Amount ($)	$2,014	$1,243						$3,257	$76
Average Contract Rate	82.4262	82.0738	—	—	—	—	—	82.2917
(Receive USD$/Pay MXN)
Total Contract Amount ($)	$2,347							$2,347	$32
Average Contract Rate	11.9344	—	—	—	—	—	—	11.9344

Commodity Price Sensitivity

The table below provides information about the Company’s futures contracts that are sensitive to changes in commodity prices, specifically copper prices. For the futures contracts the table presents the notional amounts in metric tons (MT), the weighted average contract prices, and the total dollar contract amount by expected maturity dates. Contract amounts are used to calculate the contractual payments and quantity of copper to be exchanged under the futures contracts.

June 30, 2011
	Carrying Amount	Fair Value
On Balance Sheet Commodity Position and Related Derivatives

	Expected Maturity 2012	Fair Value
Related Derivatives
Futures Contracts ( ):
Contract Volumes (metric tons)	240
Weighted Average Price (per metric ton)	$8,800.00
Contract Amount ($)	$2,112,000	$138,955.84

ITEM 4.	CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended June 30, 2011. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at June 30, 2011.

There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Moreover, we may only be able to fully integrate W.E.T.’s business with our existing business and maximize the benefits of the W.E.T. Acquisition if we are able to eventually acquire 100% of the outstanding capital stock of W.E.T. If we do not obtain in excess of 95% of the outstanding capital stock of W.E.T., we will not be able to execute a squeeze-out merger under German law. Currently, we only own 76.3% of the outstanding voting stock of W.E.T. Accordingly, W.E.T. will continue to be operated as a separate business, with separate management, and we will be unable to fully integrate the operations of the two businesses unless and until such time as we are able to obtain control under German law under a DPLTA (described below), which could prevent us from realizing the full benefits anticipated from the W.E.T. Acquisition.

The existence of minority shareholders following the W.E.T. Acquisition may limit our ability to integrate W.E.T. for an extended period of time.

Certain W.E.T. minority shareholders continue to own an interest in W.E.T. Under German law. Accordingly, we cannot require W.E.T. to take actions that may result in cost savings and greater integration but would be deemed disadvantageous to W.E.T., until a domination and profit and loss transfer agreement (“DPLTA”) is effective or a mandatory buy-out of the W.E.T. shares from any remaining W.E.T. shareholders by way of a squeeze-out merger has been implemented. In addition, under the terms of the BCA, W.E.T.’s ability to pay dividends is restricted until a DPLTA is effective. If a W.E.T. minority shareholder challenges the DPLTA or the squeeze-out merger, our ability to take certain cost saving and integration measures may be delayed for an uncertain time following completion of the Acquisition or may not be achievable at all.

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

Following completion of the W.E.T. Acquisition, we have a significant amount of goodwill and other intangible assets on our consolidated financial statements that are subject to impairment testing.

Prior to our acquisition of W.E.T., we had no goodwill and the carrying value of intangible assets on our balance sheet was $5,019,000. We now have significant goodwill and other intangible assets after giving effect to the W.E.T. Acquisition of approximately $156,000,000 as of June 30, 2011. We evaluate goodwill and indefinite life intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment is indicated and indefinite life intangible assets are impaired when their book value exceeds their fair value. The value of goodwill and other intangible assets from the allocation of the purchase price from the W.E.T. Acquisition will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.

We have incurred and will continue to incur significant transaction and acquisition-related costs in connection with the W.E.T. Acquisition.

We have incurred and will continue to incur significant costs in connection with the W.E.T. Acquisition. The substantial majority of these costs have been non-recurring expenses related to the W.E.T. Acquisition. However, we may incur additional costs to maintain employee morale and to retain key employees. We will also incur substantial transaction fees and costs related to formulating and implementing our integration plans.

The market price of our common stock may decline as a result of the W.E.T. Acquisition.

The market price of our common stock may decline as a result of the W.E.T. Acquisition if, among other things, we are unable to achieve the expected growth in earnings. The market price of our common stock also may decline if we do not achieve the perceived benefits of the W.E.T. Acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the W.E.T. Acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

We may not be able to generate sufficient cash flows to meet our substantial debt service obligations after the W.E.T. Acquisition and such substantial debt service obligations could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We incurred substantial additional debt in connection with the W.E.T. Acquisition. Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

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

As of June 30, 2011, our debt was $91.1 million. Our substantial debt obligations could have important consequences to our business. For example:

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

According to the BCA, we and Amerigon Europe agreed, for a period of twelve (12) months after the acquisition by Amerigon of a majority interest in W.E.T. not to (i) dispose of the W.E.T. shares held by them to an individual third party, to a person affiliated with such individual third party, or to a person which qualifies as a “person acting in concert” with such individual third party under German law, (ii) accept a tender offer with regard to the W.E.T. shares held by them by any such party, and (iii) undertake vis-à-vis any such party to accept a tender offer with regard to the W.E.T. shares held by them, if and as long as (y) the management board and the supervisory board of W.E.T. do not approve such tender offer, and (z) (1) the current members of the management board of W.E.T. remain in their offices, (2) no further financial liabilities are taken up by W.E.T., (3) the dividend policy of W.E.T. is not materially changed or amended (except in certain circumstances), and (4) no disposal of essential subsidiaries or business units is announced. Due to these restrictions, we and Amerigon Europe are exposed to market risk and lack full investment decision power with respect to their investment in W.E.T.

We have not had access to certain non-public records of W.E.T. As a result, we may be exposed to unknown risks following the W.E.T. Acquisition that could significantly affect our net assets, financial condition and results of operations.

In preparing for the W.E.T. Acquisition, we have relied on publicly accessible information about W.E.T. In preparing the W.E.T. Acquisition offer, we were not provided access to certain non-public records of W.E.T. and still have not been provided an opportunity to conduct a full “due diligence” examination of W.E.T. because of the BCA. Accordingly, we derived the information about W.E.T. from a limited-scope diligence review. We may accordingly be exposed to unknown risks following the W.E.T. Acquisition that could significantly affect our net assets, financial condition and results of operations.

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

W.E.T. has significant operations in a number of countries outside of its headquarters in Germany, including China, Hungary, Mexico and the Ukraine. Long-term economic uncertainty in some of the regions of the world in which W.E.T. operates could result in the disruption of markets and negatively affect cash flows from W.E.T.’s operations to cover its capital needs and debt service.

In addition, as a result of W.E.T.’s global presence, a significant portion of its revenues and expenses is denominated in currencies other than the Euro (its operational currency). W.E.T. is therefore subject to foreign currency risks and foreign exchange exposure, including to the Chinese renminbi, the Hungarian forint, the Mexican peso, the Ukrainian hryvnia and the Canadian dollar. While W.E.T. employs financial instruments to hedge transactional and foreign exchange exposure, these activities do not completely insulate W.E.T. from those exposures. Exchange rates can be volatile and could adversely impact W.E.T.’s financial results, and cause losses from the hedging instruments utilized.

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

On March 11, 2011, a 9.0 magnitude undersea earthquake occurred off the coast of Japan. The earthquake triggered an extremely destructive tsunami wave that struck Japan shortly after the earthquake. These events have caused extensive and severe structural damage in Japan, including heavy damage to nuclear power plants, manufacturing facilities, roads and railways, as well as fires in many areas. Many electrical generators ceased operation, and nuclear reactors suffered debilitating explosions. As a result of these disasters, there have been various disruptions to certain of our customers’ production of vehicles and to the flow of parts from production facilities in Japan that supply the worldwide automotive industry. These events have had a significant impact on our operations and we are not certain what impact these events will continue to have on our ability to produce and supply our products to our customers and whether our customers will decrease or cancel production orders if they are not able to produce vehicles. Accordingly, no assurances can be given that these events will not have a material adverse effect on our business, financial condition and results of operations.

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

Sales by us of a substantial amount of additional shares of our common stock in the public market, and the availability of shares for future sale, including shares of our common stock issuable upon the conversion of Preferred Shares or upon exercise of outstanding options or other rights to acquire shares of our common stock, could adversely affect the prevailing market price of our common stock. We and certain of our stockholders have agreed, subject to certain exceptions, for a period of ninety (90) days after the date of the W.E.T. acquisition, not to offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of, directly or indirectly any shares of common stock or any securities convertible into or exchangeable for our common stock either owned as of the date hereof or thereafter acquired. Upon the expiration of such 90-day period, the affected common stock may be available for sale into the market, which could reduce the market price of our common stock. This would adversely affect the value of our common stock and the Preferred Shares and could impair our future ability to raise capital through an offering of our equity securities.

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

Any holder of the Preferred Shares may, at any time, convert its Preferred Shares into our common stock. If any holder of our Preferred Shares so converts, our common stockholders will experience immediate dilution. In addition, our common stockholders will also experience dilution when and if we subsequently issue additional shares of common stock in connection with periodic redemptions of and dividend payments on the Preferred Shares.

We are required to redeem the Preferred Shares in nine equal quarterly installments beginning on September 1, 2011 and ending on September 1, 2013 by paying cash, issuing shares of our common stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends. If certain conditions are met, we can pay the installment amounts, as well as dividends, on the Preferred Shares, in shares of our common stock. As of June 30, 2011, there were 7,000 Preferred Shares outstanding. The conversion of these Preferred Shares into common stock (either by the holder or upon our payment of dividends or installment amounts in shares of our common stock) could lead to further dilution of our existing common stockholders.

In the event of a conversion by a holder of Preferred Shares into our common stock, the conversion ratio is computed as the price paid for the Preferred Shares being converted divided by $15.83, and then rounded up to the nearest whole share. For example, each Preferred Share was purchased for $10,000; consequently, each Preferred Share is convertible into 632 shares of Common Stock.

In the event we elect to issue shares of common stock in connection with periodic redemptions of and dividend payments on the Preferred Shares, the conversion ratio is computed as the dollar amount being converted divided by the lower of (A) $15.83 and (B) the “Market Price” as of the date of conversation. The Market Price, for this purpose, is computed as a ten percent (10%) discount to the arithmetic average of the lowest fifteen (15) volume weighted average closing prices of our common stock during the twenty (20) consecutive trading day period ending two (2) trading days prior to the date of determination. Consequently, the number of shares of common stock that may be issued connection with periodic redemptions of and dividend payments on the Preferred Shares will fluctuate with the closing price of our common stock and will increase if the price of our common stock decreases. The resulting dilution of our existing common stockholders would increase if the price of our common stock decreases.

The repurchase right in the Preferred Shares triggered by a change of control or other fundamental transaction could discourage a potential acquirer.

We may be required to repurchase all of the Preferred Shares in connection with a “change of control” or “fundamental transaction” as such terms are defined in the instruments governing the Preferred Shares. Such repurchase rights could discourage a potential acquirer due to the potentially significant costs associated with repurchasing such securities.

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

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1.1	Articles of Incorporation (1)

3.1.2	Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.1.3	Certified Resolution of the Board of Directors of the Company Establishing and Designating the Relative Rights and Preferences of Series B Stock filed as an Amendment to the Articles of Incorporation (10)

3.1.4	Certified Resolution of the Board of Directors of the Company Establishing and Designating the Relative Rights and Preferences of Series C 8% Convertible Preferred Stock (13)

3.1.5	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of common stock (14)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company (8)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (10)

4.2	Amendment to Rights Agreement, dated as of March 30, 2011, by and between the Company and Computershare Trust Company, N.A. (13)

10.1*	1993 Stock Option Plan(2)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(3)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (6)

10.3.2*	Amendment to 2006 Equity Incentive Plan (7)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (8)

10.3.4*	Third Amendment to 2006 Equity Incentive Plan (11)

10.3.5*	Fourth Amendment to 2006 Equity Incentive Plan (13)

10.3.6*	2011 Equity Incentive Plan (15)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(2)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(4)

10.5	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(5)

10.5.1	First Amendment to Revenue Sharing Agreement between the Company and Dr. Lon E. Bell dated December 31, 2010 (16)

10.6 *	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008 (9)

10.7	Business Combination Agreement, dated February 28, 2011, by and between W.E.T. Automotive Systems Aktiengesellschaft, the Company and Amerigon Europe GmbH (12)

10.8.1	Securities Purchase Agreement dated as of March 30, 2011 by and among the Company and certain institutional investors in the Series C Convertible Preferred Stock (13)

10.8.2	Form of Lock-up Agreement (entered into by the Company with the directors and certain officers in connection with the offering of the Series C Convertible Preferred Stock) (13)

10.9.1	Credit Agreement, dated as of March 30, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (13)

10.9.2	Pledge and Security Agreement, dated as of March 30, 2011, by and among the Company, BSST LLC, ZT Plus, LLC, Amerigon Europe GmbH and Bank of America, N.A. (13)

10.9.3	Parent Guaranty, dated as of March 30, 2011, by the Company and Amerigon Europe GmbH executed in favor of Banc of America Securities Limited, in its capacity as administrative agent (13)

10.9.4	Subordination Agreement by and among the Company, Bank of America, N.A., Kingsbrook Opportunities Master Fund LP, and other buyers parties thereto (13)

10.10	Credit Agreement, dated as of March 30, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

10.10.1	First Amendment to Credit Agreement, dated as of May 31, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

10.11*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff (17)

10.12*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Thomas Liedl (17)

10.13*	Service Agreement, dated as of July 5, 2011, between W.E.T. Automotive Systems AG and Mr. Caspar Baumhauer (17)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(3)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2009 Annual Meeting of Stockholders and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed February 28, 2011 and incorporated herein by reference
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8 filed on March 31, 2011 and incorporated herein by reference
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 29, 2011 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2011 Annual Meeting of Stockholders and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed February 17, 2011 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 4, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/S/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: August 9, 2011

/S/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 9, 2011