Form 10-Q/A
period 2011-06-30
AMERIGON INC
filed 2011-09-08
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 to Amerigon Incorporated’s (the “Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 9, 2011, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010 (audited); (ii) Unaudited Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Condensed Financial Statements. No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 as described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the disclosures made in the Form 10-Q.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1.1	Articles of Incorporation (1)

3.1.2	Plan of Merger dated March 23, 2005 by which the Articles of Incorporation were amended effective as of May 20, 2005(1)

3.1.3	Certified Resolution of the Board of Directors of the Company Establishing and Designating the Relative Rights and Preferences of Series B Stock filed as an Amendment to the Articles of Incorporation (10)

3.1.4	Certified Resolution of the Board of Directors of the Company Establishing and Designating the Relative Rights and Preferences of Series C 8% Convertible Preferred Stock (13)

3.1.5	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of common stock (14)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company (8)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (10)

4.2	Amendment to Rights Agreement, dated as of March 30, 2011, by and between the Company and Computershare Trust Company, N.A. (13)

10.1*	1993 Stock Option Plan(2)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(3)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (6)

10.3.2*	Amendment to 2006 Equity Incentive Plan (7)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (8)

10.3.4*	Third Amendment to 2006 Equity Incentive Plan (11)

10.3.5*	Fourth Amendment to 2006 Equity Incentive Plan (13)

10.3.6*	2011 Equity Incentive Plan (15)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(2)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(4)

10.5	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(5)

10.5.1	First Amendment to Revenue Sharing Agreement between the Company and Dr. Lon E. Bell dated December 31, 2010 (16)

10.6 *	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008 (9)

10.7	Business Combination Agreement, dated February 28, 2011, by and between W.E.T. Automotive Systems Aktiengesellschaft, the Company and Amerigon Europe GmbH (12)

10.8.1	Securities Purchase Agreement dated as of March 30, 2011 by and among the Company and certain institutional investors in the Series C Convertible Preferred Stock (13)

10.8.2	Form of Lock-up Agreement (entered into by the Company with the directors and certain officers in connection with the offering of the Series C Convertible Preferred Stock) (13)

10.9.1	Credit Agreement, dated as of March 30, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (13)

10.9.2	Pledge and Security Agreement, dated as of March 30, 2011, by and among the Company, BSST LLC, ZT Plus, LLC, Amerigon Europe GmbH and Bank of America, N.A. (13)

10.9.3	Parent Guaranty, dated as of March 30, 2011, by the Company and Amerigon Europe GmbH executed in favor of Banc of America Securities Limited, in its capacity as administrative agent (13)

10.9.4	Subordination Agreement by and among the Company, Bank of America, N.A., Kingsbrook Opportunities Master Fund LP, and other buyers parties thereto (13)

10.10	Credit Agreement, dated as of March 30, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

10.10.1	First Amendment to Credit Agreement, dated as of May 31, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

10.11*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff (17)

10.12*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Thomas Liedl (17)

10.13*	Service Agreement, dated as of July 5, 2011, between W.E.T. Automotive Systems AG and Mr. Caspar Baumhauer (17)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a) (18)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a) (18)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)

101. INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

101.DEF(2)	XBRL Definition Linkbase Document

(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(3)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2009 Annual Meeting of Stockholders and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed February 28, 2011 and incorporated herein by reference
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8 filed on March 31, 2011 and incorporated herein by reference
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 29, 2011 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2011 Annual Meeting of Stockholders and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed February 17, 2011 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 4, 2011 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 and included herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/S/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: September 8, 2011

/S/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: September 8, 2011

5