Form 10-Q
period 2011-09-30
AMERIGON INC
filed 2011-11-09
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At November 8, 2011, the registrant had 23,170,154 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current Assets:
Cash & cash equivalents	$17,062	$26,584
Short-term investments	—	9,761
Accounts receivable, less allowance of $1,800 and $545, respectively	90,327	18,940
Inventory	49,667	6,825
Derivative financial instruments	3,177	—
Assets held for sale	9,127	—
Deferred income tax assets	1,286	4,905
Prepaid expenses and other assets	11,153	1,421

Total current assets	181,799	68,436
Property and equipment, net	43,423	4,197
Goodwill	24,802	—
Other intangible assets	118,288	4,653
Deferred financing costs	3,291	—
Deferred income tax assets	28,033	1,279
Other non-current assets	3,172	857

Total assets	$402,808	$79,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$48,815	$15,275
Accrued liabilities	47,809	5,872
Current maturities of long-term debt	15,277	—
Derivative financial instruments	5,036	—
Deferred manufacturing agreement – current portion	—	50

Total current liabilities	116,937	21,197
Pension benefit obligation	3,600	688
Long-term debt, less current maturities	66,048	—
Derivative financial instruments	18,298	—
Deferred tax liabilities	30,685	—

Total liabilities	235,568	21,885

Series C Convertible Preferred Stock	56,589	—

Shareholders’ equity:

Common Stock:

No par value; 55,000,000 shares authorized, 23,170,154 and 22,037,466 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	77,459	65,148
Paid-in capital	23,706	20,128
Accumulated other comprehensive income (loss)	(3,995)	93
Accumulated deficit	(31,899)	(27,832)

Total Amerigon Incorporated shareholders’ equity	65,271	57,537
Non-controlling interest	45,380	—

Total shareholders’ equity	110,651	57,537

Total liabilities and shareholders’ equity	$402,808	$79,422

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Product revenues	$125,639	$30,486	$238,572	$83,486
Cost of sales	94,795	21,681	177,671	59,334

Gross margin	30,844	8,805	60,901	24,152
Operating expenses:
Research and development	11,520	2,789	18,921	9,158
Research and development reimbursements	(235)	(490)	(581)	(2,193)

Net research and development expenses	11,285	2,299	18,340	6,965
Acquisition transaction expenses	200	—	5,380	—
Selling, general and administrative	13,545	2,498	26,092	7,449

Total operating expenses	25,030	4,797	49,812	14,414

Operating income	5,814	4,008	11,089	9,738
Interest income (expense)	(1,213)	9	(2,450)	9

Debt retirement expense	(3)	—	(970)	—
Revaluation of derivatives	(4,305)	—	(5,574)	—
Foreign currency gain	2,006	—	3,412	—
Loss from equity investment	—	—	—	(22)
Other income	193	37	281	109

Earnings before income tax	2,492	4,054	5,788	9,834
Income tax expense	(973)	(1,492)	(4,117)	(3,612)

Net income	1,519	2,562	1,671	6,222
(Income) Loss attributable to non-controlling interest	(348)	129	175	426

Net income attributable to Amerigon, Inc.	1,171	2,691	1,846	6,648
Convertible preferred stock dividends	(2,815)	—	(5,738)	—

Net income (loss) attributable to common shareholders	$(1,644)	$2,691	$(3,892)	$6,648

Basic earnings (loss) per share	$(0.07)	$0.12	$(0.17)	$0.31

Diluted earnings (loss) per share	$(0.07)	$0.12	$(0.17)	$0.30

Weighted average number of shares – basic	22,753	21,713	22,351	21,623

Weighted average number of shares – diluted	22,753	22,488	22,351	22,355

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net income	$1,671	$6,222
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,454	1,014
Deferred tax provision	148	3,440
Stock compensation	1,565	971
Defined benefit plan expense	3	188
Loss from equity investment	—	22
Loss on revaluation of financial derivatives	5,574	—
Debt retirement expense	970	—
Excess tax benefit from equity awards	(3,044)	—
Changes in operating assets and liabilities:
Accounts receivable	(17,201)	(8,931)
Inventory	(5,904)	(849)
Prepaid expenses and other assets	(124)	(336)
Accounts payable	9,630	6,489
Accrued liabilities	(2,107)	447

Net cash provided by operating activities	6,635	8,677
Investing Activities:
Purchases of short-term investments	—	(8,895)
Sales of short-term investments	—	5,388
Maturities of short-term investments	9,761	—
Purchase of W.E.T. Automotive AG, net of cash acquired	(113,432)	—
Purchase of ZT Plus assets, net of cash acquired	—	(1,500)
Cash invested in corporate owned life insurance	—	(266)
Purchase of property and equipment	(3,824)	(553)
Patent costs	(921)	(617)

Net cash used in investing activities	(108,416)	(6,443)
Financing Activities:
Borrowing of debt	137,083	—
Repayments of debt	(105,900)	—
Cash paid for financing costs	(4,157)	—
Proceeds from the sale of Series C Convertible Preferred Stock	61,403	—
Proceeds from the sale of embedded derivatives	2,610	—
Excess tax benefit from equity awards	3,044	—
Proceeds from sale of W.E.T. equity to non-controlling interest	1,175	—
Series C Preferred Stock Holders dividend	(121)	—
Proceeds from the exercise of Common Stock options	1,258	1,256

Net cash provided by financing activities	96,395	1,256

Foreign currency effect	(4,136)	68

Net (decrease) increase in cash and cash equivalents	(9,522)	3,558
Cash and cash equivalents at beginning of period	26,584	21,677

Cash and cash equivalents at end of period	$17,062	$25,235

Supplemental disclosure of cash flow information:
Cash paid for taxes	$3,062	$306

Cash paid for interest	$2,322	$—

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock for Series C Preferred Stock redemption	$7,780	$—

Issuance of Common Stock for Series C Preferred Stock dividend	$2,242	$—

Issuance of Common Stock under the 2006 Equity Incentive Plan	$666	$17

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Series C Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Loss on Pension Benefit Obligation	Currency Translation Adjustment	Currency Hedge Adjustment	Total Amerigon Equity	Non- Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	—	—	22,037	$65,148	$20,128	$(27,832)	$(84)	$177	$—	$57,537	$—	$57,537
Series C Preferred Stock issued March 31,2011	7,000	70,000
Preferred stock fees and embedded derivative		(8,597)
Exercise of Common Stock options for cash	—	—	227	1,621	(425)	—	—	—		1,196	—	1,196
Tax benefit from Exercises of Common Stock options	—	—	—	—	3,044	—	—	—		3,044	—	3,044
Stock option compensation	—	—	—	—	959	—	—	—		959	—	959

Common Stock issued to employees and consultants	—	—	40	668	—	—	—	—		668	—	668

Convertible preferred stock dividends						(5,738)				(5,738)	—	(5,738)

Preferred stock principal paid in common stock	778	(7,780)	672	7,780	—	—	—	—		7,780	—	7,780
Preferred stock dividend paid in common stock			194	2,242						2,242		2,242
Preferred stock accretion of fees and embedded derivative		2,966
Purchase of W.E.T. Automotive AG	—	—	—	—	—	—	—	—		—	46,122	46,122

Proceeds from subsidiary issuance of equity shares	—	—	—	—	—	—	—	—		—	1,175	1,175
Comprehensive income:

Currency hedge	—	—	—	—	—	—	—	—	(283)		—
Currency translation	—	—	—	—	—	—	—	(3,805)	—		(1,742)
Net income	—	—	—	—	—	1,671	—	—	—		(175)
Total comprehensive income										(2,417)	—	(4,334)

Balance at September 30, 2011	6,222	$56,589	23,170	$77,459	$23,706	$(31,899)	$(84)	$(3,628)	$(283)	$65,271	$45,380	$110,651

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

The Company’s primary product is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped approximately 8300 units of its CCS product through September 2011. Although the Company markets CCS to OEMs, the Company’s primary customers are the OEM’s tier one seating suppliers including, Johnson Controls, Inc. (“JCI”), Lear Corporation (“Lear”), Bridgewater Interiors, LLC (“Bridgewater”), NHK Spring Company, Ltd (“NHK”), Marubeni Vehicle Corporation (“Marubeni”), Dymos Incorporated (“Dymos”), Faurecia NHK Kyushu Co. Ltd (“Faurecia NHK”), Faurecia Wuhan Auto Seating (“Faurecia Wuhan”), Tacle Seating USA (“Tacle”) and Magna Seating of America, Inc.(“Magna”).

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

In 2008, we launched a heated and ventilated only variant of the CCS. This product works in a similar fashion to our CCS, only there is no active cooling capability and no Thermoelectric Device (TED). In the cooling mode, the vent only system will use the ambient cabin air to provide a degree of cooling comfort to the seat occupant. In the heating mode, the vent only system will be supplemented with more traditional resistive heating elements. This system has a lower price and is targeted to certain lower cost vehicle models and certain geographical markets.

In 2009, we were awarded a contract to manufacture an automotive heated and cooled cup holder for the 2011 Dodge Charger and Chrysler 300. The cup holder has been designed to be packaged in multiple configurations to accommodate different console environments. In addition to requiring low power consumption, it has proven automotive grade, ruggedness, high reliability and drink retention features. The cup holder has two cup positions that provide for separate temperature settings in each holder that allow the driver and passenger to individually control the heating or cooling of their respective beverages. The technology used in the cup holder is similar to that of the CCS system. The cup holder was launched at the end of the fourth quarter of 2010.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 – The Company - Continued

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

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 – The Company – Continued

Historically, the majority of W.E.T.’s sales volume has been derived from European and North American OEMs. However, in the past three years, Asian automobile sales have increased due to the growth in that geographic segment, and North American sales volume has increased due to increased penetration into the North American market as heated seats have become a standard feature on an increased number of vehicle models.

W.E.T. maintains a global operational structure with manufacturing sites close to its key customers. W.E.T.’s European operations are primarily concentrated around its headquarters and customer service center in Odelzhausen, as well as its Hungarian and Ukrainian sites. W.E.T. operates three sites in North America, a customer service and research center located in Windsor, Canada, a warehouse facility located in Del Rio, Texas and a production site located in Acuña, Mexico. In Asia, W.E.T. operates a low-cost production facility including customer service and research and development functions in Langfang, China and maintains representative offices in Seoul, South Korea and Tokyo, Japan. W.E.T.’s China operation was established in 2003 and serves the South Korean, Japanese, Chinese and certain European markets.

The Company has evaluated subsequent events through the date that the consolidated condensed financial statements were issued. See Note 8 – Debt and Subsequent Event for a description of significant events that occurred through the Consolidated Condensed Financial Statements issuance date.

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

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

Presentation of Comprehensive Income.

In June 2011, the FASB issued ASU No. 2011-05 which amends Topic 220 Comprehensive Income. ASU No. 2011-05 is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The amended guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is to be applied retrospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We expect the adoption of ASU No. 2011-05 will change the presentation of our consolidated financial statements.

Goodwill Impairment Assessments.

In September 2011, the FASB issued ASU No. 2011-08 which amends Topic 350 Intangibles-Goodwill and Others. ASU No. 2011-08 is intended to simplify how entities test goodwill for impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We expect the adoption of ASU No. 2011-08 will impact our methodology for assessing the fair value goodwill on an annual basis.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 – W.E.T. Acquisition

On May 16, 2011, the Company completed the previously announced acquisition of W.E.T. through our wholly-owned subsidiary, Amerigon Europe. A total of 2,316,175 shares, representing 76.19 percent of the outstanding voting stock of W.E.T., were tendered to Amerigon in response to Amerigon’s tender offer of €40 per share. An additional 2,903 shares were tendered at the same price on May 26, 2011 pursuant to an additional acceptance period of the tender offer bringing the total percentage acquired to 76.28. The total purchase price for the acquisition was €92,763, or $130,889, in cash plus the assumption of €36,322, or $51,570, in debt obligations less €12,372, or $17,457, in cash acquired.

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

Simultaneous with the execution of the Stock Purchase Agreement (the “SPA”), we and Amerigon Europe also entered into a Business Combination Agreement (the “BCA” collectively, with the SPA, the “Acquisition Agreements”) with W.E.T. setting forth the terms and conditions governing our and W.E.T.’s conduct. Among other things, the BCA provides that W.E.T. shall continue to be operated as a separate business and remain a separate legal entity and subsidiary of Amerigon Europe, until certain conditions are satisfied, as described in the paragraph below. In addition, W.E.T. management shall remain substantially unchanged up to and until the occurrence of certain conditions specified in the BCA.

At the first annual meeting of shareholders of W.E.T. following our acquisition, held on August 16, 2011, the shareholders of W.E.T. approved an arrangement by which Amerigon Europe will take management control of W.E.T. and will directly receive W.E.T.’s annual profits and absorb W.E.T.’s annual losses, subject to certain conditions and obligations of Amerigon Europe. Such an arrangement (a “Domination and Profit and Loss Transfer”) is somewhat unique to German law and is subject to the terms and conditions applicable thereto under German law. The Domination and Profit and Loss Transfer will go into effect either on January 1, 2011 or, if later, whenever the registration in the W.E.T. corporate register is announced, subject to any delay that may be ordered by German courts.

Under the Domination and Profit and Loss Transfer arrangement: (1) Amerigon Europe will absorb all annual losses incurred by W.E.T., (2) for as long as the Domination and Profit and Loss Transfer remains in effect, the minority shareholders of W.E.T. will be guaranteed a recurring, annual payment (the “Guaranteed Compensation”) of EUR 3.71 per share, subject to statutory taxes and deductions, resulting in a net payment of EUR 3.17 per share, and (3) the minority shareholders of W.E.T. can elect to forego the Guaranteed Compensation and instead tender their shares to Amerigon Europe (the “Tender Option”) for a one-time cash payment of EUR 44.95 per share (provided that the Tender Option can only be exercised

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 – W.E.T. Acquisition – Continued

during the two month period after the registration of the Domination and Profit and Loss Transfer is completed. The Domination and Profit and Loss Transfer has an indefinite term, but can be terminated by Amerigon Europe or W.E.T. anytime after five years from the effective date.

Purchase Price Allocation

The purchase price of approximately $130,889, net of cash acquired of $17,457, has been allocated to the values of assets acquired and liabilities assumed as of May 16, 2011. The allocation of the purchase price is preliminary. The Company is in the process of obtaining additional information required to finalize the valuation. An appraisal will be completed to assist management in determining the fair value of acquired assets and assumed liabilities, including identifiable intangible assets. The final purchase price allocation may result in a materially different allocation than that recorded. The purchase price allocation is expected to be finalized by December 31, 2011. The allocation is as follows:

Accounts receivable	$56,862
Inventory	38,560
Derivative financial instruments	5,862
Deferred income tax assets	26,161
Assets held for sale	10,462
Order backlog	3,073
Prepaid expenses and other assets	8,861
Property and equipment	37,520
Customer relationships	82,823
Technology	23,092
Product development costs	17,859
Goodwill	25,740
Other non-current assets	1,524
Assumed liabilities	(127,275)
Non-controlling interest	(46,122)
Assumed debt obligations	(51,570)

Net assets acquired	113,432
Cash acquired	17,457

Purchase price	$130,889

The gross contractual amount due of accounts receivable is $59,438 of which $2,576 is expected to be uncollectible.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 – W.E.T. Acquisition – Continued

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2011	2010
Product revenues	$109,394	$371,144	$310,865
Net income (loss)	(1,587)	6,021	5,209

The pro forma information includes adjustments for interest expense on debt incurred in conjunction with the acquisition, depreciation and the effect of the amortization of intangible assets recognized in the acquisition. This pro forma information is not necessarily indicative of future operating results.

Goodwill

We recorded goodwill of approximately $25,740 arising from the acquisition. It is estimated that none of the goodwill recognized will be deductible for income tax purposes. A roll forward of goodwill from the acquisition from June 30, 2011 to September 30, 2011 is as follows:

June 30, 2011	25,454
PPA adjustment	818
Exchange rate impact	(1,470)

September 30, 2011	24,802

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

Intangible assets, net consisted of the following (balances are lower as of September 30, 2011 than as of May 16, 2011, the acquisition date, due to fluctuations in foreign currency exchange rates totaling $4,691):

	September 30, 2011
	Gross Value	Accumulated Amortization	Net Value	Useful Life
Customer relationships	$79,792	$(3,059)	$76,733	10-15 yrs
Order backlog	2,961	(2,961)	—	0.5 yrs
Technology	22,247	(1,283)	20,964	8-9 yrs
Product Development Costs	17,156	(548)	16,608	4 yrs

Total	$122,156	$(7,851)	$114,305

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 – W.E.T. Acquisition – Continued

Amortization of $4,981 and $8,123, for the three and nine months ended September 30, 2011 respectively, was recorded as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Product revenues	$(2,113)	$(3,165)
Cost of sales	1,332	1,895
Selling, general and administrative expense	1,536	3,063

Amortization expense by year is estimated to be as follows:

October 1, 2011 through December 31, 2011	$4,064
2012	13,783
2013	13,835
2014	13,835
2015	12,856

Property, Plant & Equipment

Property and equipment consist of the following:

Asset category	Useful life	Amount
Land	Indefinite	$2,145
Buildings and improvements	20 yrs	12,134
Machinery and equipment	5-7 yrs	14,867
Office furniture and equipment	2-5 yrs	2,560
Computer software	3-5 yrs	5,814

		$37,520

Non-controlling interest

We recorded the portion of W.E.T. not acquired totaling 23.72 percent at its estimated fair value which was determined by discounted earnings method. During the quarter ended September 30, 2011, W.E.T. sold 16,305 treasury shares of W.E.T. AG to an independent third party buyer at a price of €50 per share, or approximately $67.97 per share. Proceeds from the sale of W.E.T. AG treasury shares were used to pay down the balance on the W.E.T. term loan. The sale of W.E.T. AG treasury shares increased the Company’s non-controlling interest to 24.12 percent.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 –Earnings per Share

Basic earnings per common share are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of stock outstanding.

The Company’s diluted earnings per common share give effect to all potential shares of Common Stock outstanding during a period that are not anti-dilutive. In computing the diluted earnings per share, the treasury stock and if converted methods are used in determining the number of shares assumed to be purchased from the conversion of Common Stock equivalents. The following summarizes the share included in the dilutive shares as disclosed on the face of the consolidated condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average number of shares for calculation of basic EPS – Common Stock	22,753,184	21,713,337	22,350,772	21,622,971
Impact of stock options outstanding under the 1993, 1997, 2006 and 2011 Stock Option Plans	—	774,786	—	731,707

Weighted average number of shares for calculation of diluted EPS	22,753,184	22,488,123	22,350,772	22,354,678

The accompanying table represents Common Stock issuable upon the exercise of certain stock options, the Series C Convertible Preferred Stock and potential dividends paid in common stock that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options outstanding under the 1993, 1997, 2006 and 2011 Stock Option Plans	2,826,933	147,950	2,826,933	441,814
Series C Convertible Preferred Stock	4,284,384	—	4,284,384	—

	7,111,317	147,950	7,111,317	441,814

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

The tables below present segment information about the reported product revenues and operating income of the Company for the three and nine month periods ended September 30, 2011 and 2010. Asset information by reportable segment is not reported for Amerigon since the Company does not manage assets for Amerigon at a segment level.

Three Months Ended September 30,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2011:
Product revenues	$30,418	$99	$95,122	$—	$125,639
Depreciation and amortization	309	143	8,637	271	9,360
Operating income (loss)	7,527	(1,551)	3,745	(3,907)	5,814

2010:
Product revenues	$30,309	$177	$—	$—	$30,486
Depreciation and amortization	182	136	—	21	339
Operating income (loss)	7,864	(1,358)	—	(2,498)	4,008

The Advanced Technology operating loss for the three months ended September 30, 2011 and 2010 is net of $235 and $490, respectively, of reimbursed research and development costs. Reconciling items include acquisition transaction costs and Amerigon’s corporate selling, general and administrative costs.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 – Segment Reporting - Continued

Nine Months Ended September 30,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2011:
Product revenues	$97,663	$609	$140,300	$—	$238,572
Depreciation and amortization	778	428	13,697	551	15,454
Operating income (loss)	24,933	(4,576)	5,579	(14,847)	11,089

2010:
Product revenues	$83,102	$384	$—	$—	$83,486
Depreciation and amortization	557	380	—	77	1,014
Operating income (loss)	21,648	(4,461)	—	(7,449)	9,738

The Advanced Technology operating loss for the nine months ended September 30, 2011 and 2010 is net of $581 and $2,193, respectively, of reimbursed research and development costs. Reconciling items include acquisition transaction costs and Amerigon’s corporate selling, general and administrative costs.

Product revenues information by geographic area:

	Three Months Ended September 30,
	2011		2010
United States	$46,962	37%	$11,972	40%
Germany	15,397	12%	165	0%
China	12,619	10%	417	1%
South Korea	8,922	7%	5,547	18%
Japan	7,539	6%	4,697	15%
Mexico	5,675	5%	4,787	16%
Czech Republic	4,853	4%	—	—
Canada	3,504	3%	724	3%
United Kingdom	3,067	2%	2,166	7%
Other	17,101	14%	11	0%

Total product revenues	$125,639	100%	$30,486	100%

	Nine Months Ended September 30,
	2011		2010
United States	$82,569	35%	$33,378	40%
South Korea	28,246	12%	13,485	16%
Germany	24,024	10%	372	0%
China	18,761	8%	1,184	2%
Mexico	18,677	8%	10,904	13%
Japan	16,618	7%	14,940	18%
Canada	7,705	3%	2,789	3%
Czech Republic	7,601	3%	—	—
United Kingdom	7,190	3%	6,392	8%
Other	27,181	11%	42	0%

Total product revenues	$238,572	100%	$83,486	100%

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

If the W.E.T. acquisition had not been completed prior to July 1, 2011, we would have redeemed all of the Series C Convertible Preferred Stock then outstanding, at a redemption price equal to 102.5% (“No Acquisition Redemption Premium”) of the aggregate stated value of the Series C Convertible Preferred Stock, plus accumulated and unpaid dividends up to, but not including, the redemption date. We would have also then issued certain warrants (“No Acquisition Warrants”). The No Acquisition Redemption Premium and No Acquisition Warrants represent embedded liability derivatives and have been bifurcated for recording purposes. The estimated fair value recorded of the No Acquisition Redemption Premium and the No Acquisition Warrants as of the March 30, 2011 issue date were $700 and $1,910, respectively. Since the W.E.T. acquisition was completed by July 1, 2011, the No Acquisition Redemption Premium expired and the No Acquisition Warrants will not be issued and therefore the fair value was equal zero at June 30, 2011.

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

We will redeem the Series C Convertible Preferred Stock in nine equal quarterly installments beginning on September 1, 2011 and ending on September 1, 2013 (each, an “Amortization Date”) by paying cash, issuing shares of our Common Stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends. The Series C Convertible Preferred Stock installment made September 1, 2011 is as follows:

	Installment Payment	Cash	Stock ($)	Stock (shares)
Dividend	2,363	121	2,242	194
Principal	7,780	—	7,780	672

Total	10,143	121	10,022	866

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

The Series C Convertible Preferred Stock is subject to mandatory redemption at the election of a holder upon the occurrence of certain triggering events as defined in our articles of incorporation. The redemption price per Preferred Share in these circumstances would be the greater of (i) 125% of the stated value plus accrued dividends, and (ii) the conversion rate then in effect (which rate reflects the number of shares of common stock into which each share of the holder’s Series C Convertible Preferred Stock may be converted) multiplied by the highest closing sale price of our common stock during the period beginning immediately prior to the triggering event and ending on the date the holder delivers a notice of redemption, plus in each case the additional make-whole amount that would apply in a conversion (reflecting dividends that would have been payable through maturity if the Preferred Shares had remained outstanding).

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

Note 8 – Debt and Subsequent Event

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

Proceeds of the US Term Note, Europe Term Note and the US Revolving Note were used along with existing cash reserves and proceeds from the sale of the Company’s Series C Convertible Preferred Stock to fund an escrow account sufficient to acquire 100% of the outstanding stock of W.E.T. in accordance with a tender offer. The tender offer resulted in our acquiring only 76.3% of W.E.T. The excess amount held in escrow, totaling approximately $49,700, was used to repay a portion of the Europe Term Note and a portion of the then outstanding US Revolving Note of credit totaling €19,948 and $21,767, respectively.

The W.E.T. Term Note proceeds were used to repay then existing senior indebtedness.

In addition to the initial borrowing under the US Revolving Note, we made $8,000 in additional borrowings and $27,011 in repayments. No amounts were outstanding under either the US Revolving Note or the W.E.T. Revolving Note as of September 30, 2011 and $25,000 and €10,000 were available under each note, respectively.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 8 – Debt and Subsequent Event – Continued

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

The US Term Note and Europe Term Note are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 20% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Term Note is subject to quarterly principal payments totaling 20% annually. Principal outstanding under both the US Bank of America credit facility and W.E.T. Bank of America credit facility will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.20% – 1.80% at September 30, 2011) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”) which, after an initial period will vary based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. This initial period will end during the fourth quarter of 2011. The base rate is equal to the highest of the Federal Funds Rate (0.10% at September 30, 2011) plus 0.5%, Bank of America’s prime rate (3.25% at September 30, 2011), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate during the initial period is 3.25% for Eurocurrency Rate Loans and 2.25% for Base Rate Loans.

The Company must maintain certain financial ratios including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio as defined by the Bank of America credit agreement. The loans are secured by all of the Company’s assets.

As of September 30, 2011, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility and the W.E.T. Bank of America credit facility.

The following table summarizes the Company’s debt at September 30, 2011.

	Interest Rate	Principal Balance
US Term Note	3.52%	$34,125
Europe Term Note	4.80%	4,609
US Revolving Note	—	—
W.E.T. Term Note	4.38%	38,201
W.E.T. Revolving Note	—	—
Capital Leases	5.50%	4,390

Total debt		81,325
Current portion		(15,277)

Long-term debt, less current maturities		$66,048

We had no outstanding debt at December 31, 2010.

Subsequent Event

On August 16, 2011, W.E.T. held its annual general assembly meeting during which the W.E.T. shareholders approved the adoption of a Domination and Profit and Loss Transfer Agreement (“DPLTA”) which is expected to be registered and effective during the first quarter of 2012. Under the terms of the DPLTA, the minority shareholders of W.E.T. will be guaranteed a recurring, annual payment (the “Guaranteed Compensation”) of EUR 3.71 per share of W.E.T. held, subject to statutory taxes and deductions, resulting in a net payment of EUR 3.17 per share beginning in 2012; however, the minority shareholders of W.E.T. can elect to forego the Guaranteed Compensation and instead tender their shares to Amerigon Europe for a one-time cash payment of EUR 44.95 per share after the agreement is registered. If all minority shareholders of W.E.T. tendered their shares, the total payment obligation of Amerigon Europe would be approximately EUR 33,139,000.

In order to provide financing for the potential tender offer, the Company entered into an amendment to the US Bank of America credit facility, on October 28, 2011. The amendment provides for a $45,000 term loan facility for Amerigon Europe to replace Amerigon Europe’s existing Europe Term Note. Of such available amount, approximately $4,609 will be drawn upon to pay the balance of the Europe Term Note that was outstanding on September 30, 2011 resulting in existing availability under the new Amerigon Europe term loan facility on the date of execution of approximately $40,391. Amerigon Europe is permitted to access this additional term loan financing in one or more draws through no later than January 1, 2013, and the proceeds of such draws may only be used by Amerigon Europe to fund the potential tender of shares of W.E.T. in connection with the DPLTA.

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

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000, or $13,594 as of September 30, 2011, in order to offset the interest rate risk associated with a debt financing which was repaid prior our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then six month Euro Interbank Offered Rate (“EUIBOR”), 1.80% at September 30, 2011, plus 1.40% and pays interest equal to the six month EUIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.22 at September 30, 2011, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100. W.E.T. has entered into offsetting derivative contracts that cancel out the payment due under the CRS through 2012.

During the three month period ended September 30, 2011, the Company entered into a series of interest rate swap contracts and a interest rate cap agreement designated as cash flow hedges in order to hedge the exposure to variable market interest rates on the Company’s senior debt as follows:

Contract Type	Contract Term	Notional Value	Hedged Instruments	Fixed Rate	Variable Rate	Rate Cap
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Cap	March 31, 2016	€14,250	W.E.T. Term Note	—	3 month EURIBOR	2.75

Information related to the fair values of derivative instruments in our consolidated balance sheet as of September 30, 2011 are as follows:

		Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not designated as a hedge			Current liabilities	$(2,604)
				Non current liabilities	(18,298)

Total CRS					$(20,902)	$(20,902)
Foreign currency derivatives	Not designated as a hedge	Current assets	$3,097	Current liabilities	$(1,866)	$1,231
Interest rate swap derivatives	Designated as a hedge	Current assets	$80	Current liabilities	$(283)	$(202)
Commodity derivatives	Not designated as a hedge			Current liabilities	$(283)	$(283)

At December 31, 2010, we had no outstanding forward contracts.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 – Derivative Financial Instruments – Continued

Information related to the effect of derivative instruments on our consolidated income statements is as follows:

	Location	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Foreign currency derivatives	Cost of sales	$—	$(15)
	Revaluation of derivatives	(5,621)	$(4,326)
	Foreign currency gain (loss)	(2,439)	2,087

Total foreign currency derivatives		$(8,060)	$2,254
CRS	Revaluation of derivatives	$1,745	$(3,565)
Commodity derivatives	Revaluation of derivatives	$(429)	$(293)
Series C Convertible Preferred Stock embedded derivatives (see Note 7)	Revaluation of derivatives	$—	$2,610
Interest Rate Swap	Interest Expense	$42	$42
	Other Comprehensive Income	283	283

	Location	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Foreign currency derivatives	Cost of sales	$9	$26

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 10— Income Taxes

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following:

	September 30, 2011	December 31, 2010
Deferred tax assets:
Net operating losses	$14,765	$7,395
Research and development credits	3,287	3,063
Accounts receivable	170	—
Inventory	453	—
Valuation reserves and accrued liabilities	10,275	1,699
Other credits	820	722
Property and equipment	4,849	293
Intangible assets	156	—
Deferred revenue	—	18
Other	2,098	1,032

	36,873	14,222
Deferred tax liabilities:
Intangible assets	(26,975)	(913)
Property and equipment	(229)	(202)
Accounts receivable	(214)	(322)
Valuation reserves and accrued liabilities	(1,060)	—
Other	(3,182)	(22)

	(31,660)	(1,459)
Valuation allowance	(6,579)	(6,579)

Net deferred tax liability	$(1,366)	$6,184

Reconciliations between the statutory Federal income tax rate of 34% and the effective rate of income tax expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Statutory Federal income tax rate	34.0%	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
Effect of different tax rates of foreign jurisdictions	(15.4%)	—	(2.4%)	—
State and local tax, net of federal benefit	14.4%	4.1%	14.8%	3.9%
Nondeductible acquisition transaction expenses	—	—	22.0%	—
Other Nondeductible expenses	9.8%	0.8%	6.6%	0.6%
Nondeductible stock option compensation	0.7%	1.8%	1.3%	1.6%
R&D Credits	(2.6%)	(3.9%)	(4.6%)	(3.4%)
Other	(1.9%)	—	(0.6%)	—

Effective rate	39.0%	36.8%	71.1%	36.7%

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 – Fair Value Measurement

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

The Company’s financial assets and liabilities that are carried at fair value at September 30, 2011 include its asset and liability derivatives (see Note 9) which are valued under Level 2. The Company’s had no financial assets or liabilities carried at fair value at December 31, 2010.

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

Results of Operations

Third Quarter 2011 Compared with Third Quarter 2010

The following table presents select operations data for the period as reported, amounts for W.E.T. operations and amounts for Amerigon less the W.E.T. amounts representing the historical portion of Amerigon. These Historical Amerigon financial results, which are non-GAAP measures, are provided to help shareholders understand Amerigon’s results of operations due to the acquisition of W.E.T. These non-GAAP financial measures should be viewed in addition to, and not as an alternative for, Amerigon’s reported results prepared in accordance with GAAP.

	Three month period ended September 30, 2011			Three month period ended September 30, 2010
	As Reported	Less: W.E.T.	Historical Amerigon
	(In Thousands)
Product revenues	$125,639	$95,122	$30,517	$30,486
Cost of sales	94,795	72,584	22,211	21,681
Gross margin	30,844	22,538	8,306	8,805
Gross margin percent	24.5%	23.7%	27.2%	28.9%
Operating expenses:
Net research and development expenses	11,285	8,949	2,336	2,299
Acquisition transaction expenses	200	6	194	—
Selling, general and administrative expenses	13,545	9,838	3,707	2,498
Operating income	5,814	3,745	2,069	4,008
Earnings before income tax	2,492	1,030	1,462	4,054
.

Product Revenues. Product revenues for the three months ended September 30, 2011 (“Third Quarter 2011”) were $125,639,000 compared with product revenues of $30,486,000 for the three months ended September 30, 2010 (“Third Quarter 2010”), an increase of $95,153,000, or 312%, primarily reflecting additional revenue for W.E.T. of $95,122,000. The W.E.T. revenues include the effects of the first historical Amerigon vehicle program to be produced in a W.E.T. facility totaling $4,426,000. The remaining increase in product revenues of $31,000 represents higher sales of Amerigon offset partially by the Amerigon vehicle program now included in the W.E.T. results. When including this program, Amerigon revenue increased by $4,457,000. This increase resulted from new model and product introductions and by lower volumes on existing programs. Shipments of our new heated and cooled cup holder for the Dodge Charger and Chrysler 300, of approximately $1,004,000 also contributed to the higher product revenue levels. Unit shipments of CCS were 442,000 for the Third Quarter 2011 compared with unit shipments of 429,000 in the Third Quarter 2010, an increase of 13,000 units or 3%. New vehicles equipped with CCS and launched since the end of YTD 2010 included the newly redesigned Ford Explorer, Hyundai Grandeur and Hyundai i40. In addition to these new programs, certain of our customers began installing CCS on variants of existing vehicle programs being manufactured in other markets from that where the CCS was first launched. One new vehicle program, the KIA Optima, had higher revenues during the Third Quarter 2011 due to reaching a full production run rate.

Cost of Sales. Cost of sales increased to $94,795,000 in the Third Quarter 2011 from $21,681,000 in the Third Quarter 2010 an increase of $73,114,000, or 337%, reflecting the higher sales resulting from the acquisition of W.E.T. which had cost of sales totaling $72,584,000. A portion of W.E.T.’s cost of sales totaling $374,000 represented the impact of the purchase method of accounting for W.E.T. inventory on the acquisition date which requires that the inventory purchased be recorded at fair value. This fair value increase is included in cost of sales as the underlying inventory is sold and replaced with new inventory which is recorded at the lower of cost or market value. Excluding this adjustment, W.E.T.’s gross margin percentage for the period would have been 24.1%. The remaining increase in cost of sales totaling $530,000, or 2.4%, is attributable to higher sales volumes for Amerigon, higher material costs, including higher costs for components we purchase in Japanese Yen and due to a higher mix of sales on higher cost, lower gross margin programs. The gross profit percentage during the Third Quarter 2011 was 24.5% and was 28.9% during the Third Quarter 2010. This decrease is primarily attributable to the lower gross margin on W.E.T. sales and higher material costs for Amerigon, including the effects of a stronger Japanese Yen, an unfavorable change in the mix of products sold and decreased unit sales prices on certain vehicle programs.

Net Research and Development Expenses. Net research and development expenses increased to $11,285,000 in the Third Quarter 2011 from $2,299,000 in the Third Quarter 2010, an increase of $8,986,000, or 391%, reflecting net research and development expenses from W.E.T. totaling $8,949,000. The remaining increase in net research and development of $37,000, or 0.4%, represents increases in sponsored research, partially offset by the timing of receipt of research and development reimbursements.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. We incurred $200,000 in fees and expenses associated with the acquisition of W.E.T. during the Third Quarter 2011. We did not incur any acquisition transaction expenses during the Third Quarter 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $13,545,000 in the Third Quarter 2011 from $2,498,000 in the Third Quarter 2010. This $11,047,000, or 442%, increase is primarily due to the selling, general and administrative expenses of W.E.T. totaling $9,838,000. The remaining increase of $1,209,000, or 48%, reflects the opening of offices in Germany and China, certain costs related to integration activities of the W.E.T. Acquisition of approximately $300,000 and bad debt reserves on certain existing accounts receivable balances totaling approximately $200,000. The selling, general and administrative expenses of W.E.T. include amortization of the fair value of W.E.T.’s customer order backlog totaling $1,536,000.

Interest income (expense). We had interest expense of $1,214,000 for the Third Quarter 2011 and interest income of $9,000 for the Third Quarter 2010. A portion of interest expense for 2011 resulted from the debt financing used to finance a portion of the W.E.T. acquisition. Approximately $496,000 in interest expense is related to W.E.T. Bank of America credit facilities. Interest expense includes non-cash amortization of deferred financing costs for both the acquisition related debt and W.E.T.’s debt totaling $284,000.

Revaluation of derivatives. We recorded losses related to the revaluation of derivative financial instruments of W.E.T totaling $4,305,000 for the Third Quarter 2011. For a description of these losses, see Note 9 to the Consolidated Condensed Financial Statements.

Income Tax Expense. We recorded an income tax expense of $1,357,000 during the Third Quarter 2011 representing an effective tax rate of 54% on earnings before income tax of $2,492,000. During this period we had lower statutory tax rates in jurisdictions in which we experienced losses before income tax and higher statutory rates in jurisdictions in which we had earnings before income tax. The effect of these resulted in an effective tax rate higher than the US Federal rate of 34%. During the Third Quarter 2010, we recorded an income tax expense of $1,492,000 representing an estimated effective tax rate of 37% on earnings before income tax of $4,054,000. Our effective tax rate was estimated based upon a forecast of our full year results not including the nondeductible acquisition transaction costs which were reflected separately as a discrete tax item.

Nine Months Ending September 30, 2011 Compared with Nine Months Ending September 30, 2010

The following table presents select operations data for the period as reported, amounts for W.E.T. during the period from the acquisition date of May 16, 2011 through September 30, 2011 and the amounts for Amerigon less the W.E.T. amounts representing the historical portion of Amerigon. These Historical Amerigon financial results, which are non-GAAP measures, are provided to help shareholders understand Amerigon’s results of operations due to the acquisition of W.E.T. These non-GAAP financial measures should be viewed in addition to, and not as an alternative for, Amerigon’s reported results prepared in accordance with GAAP.

	Nine month period ended September 30, 2011			Nine month period ended September 30, 2010
	As Reported	Less: W.E.T.(1)	Historical Amerigon
	(In Thousands)
Product revenues	$238,572	$140,300	$98,272	$83,486
Cost of sales	177,671	107,042	70,629	59,334
Gross margin	60,901	33,258	27,643	24,152
Gross margin percent	25.5%	23.7%	28.1%	28.6%
Operating expenses:
Net research and development expenses	18,340	11,054	7,286	6,965
Acquisition transaction expenses	5,380	713	4,667	—
Selling, general and administrative expenses	26,092	15,912	10,180	7,449
Operating income	11,089	5,579	5,510	9,738
Earnings loss before income tax	5,788	(353)	6,141	9,834

(1)	Only represents W.E.T.’s results for the period from May 16, 2011, the acquisition date, through September 30, 2011.

Product Revenues. Product revenues for the nine months ended September 30, 2011 (“YTD 2011”) were $238,572,000 compared with product revenues of $83,486,000 for the nine months ended September 30, 2010 (“YTD 2010”), an increase of $155,086,000 or 186%, reflecting additional revenue for W.E.T. of

$140,300,000 included from the acquisition date of May 16, 2011 through September 30 2011. The W.E.T. revenues include the effects of the first historical Amerigon vehicle program to be produced in a W.E.T. facility totaling $4,426,000. The remaining increase of $14,786,000, or 17.7%, represents higher sales of Amerigon offset partially by the Amerigon vehicle program now included in the W.E.T. results. When including this program, Amerigon revenue increased by $19,243,000. This increase resulted from new model and product introductions and by lower volumes on existing programs. Shipments of our new heated and cooled cup holder for the Dodge Charger and Chrysler 300, of approximately $3,658,000 also contributed to product revenue levels. Unit shipments of CCS were 1,405,000 for YTD 2011 compared with unit shipments of 1,185,000 for YTD 2010, an increase of 220,000 units or 19%. New vehicles equipped with CCS and launched since the end of YTD 2010 included the newly redesigned Ford Explorer and Hyundai i40. In addition to these new programs, certain of our customers began installing CCS on variants of existing vehicle programs being manufactured in other markets from where the CCS was first launched. These other markets include our customers’ production facilities in North America and China. Several new vehicle programs which were launched during YTD 2010 had higher revenue during YTD 2011 due to reaching a full production run rate. These programs include the KIA Mohave, KIA Borrego, KIA Optima, Hyundai Grandeur and the Hyundai Sonata. These increases were partially offset by lower revenue on several vehicles due to production disruptions which resulted from the natural disasters in Japan.

On March 11, 2011, a 9.0 magnitude undersea earthquake occurred off the coast of Japan. The earthquake triggered an extremely destructive tsunami wave that struck Japan shortly after the earthquake. These events have caused extensive and severe structural damage in Japan, including heavy damage to roads and railways, as well as fires in many areas. Many electrical generators ceased operation, and nuclear reactors suffered debilitating explosions. As a result of these disasters, there have been various disruptions to certain of our customers’ production of vehicles and to the flow of parts from production facilities in Japan that supply the worldwide automotive industry. We did not experience any significant production delays stemming from the impact of these disasters on our suppliers. However, several of our customers decreased or canceled production orders on a number of vehicle models during the first half of 2011.

Cost of Sales. Cost of sales increased to $177,671,000 during YTD 2011 from $59,334,000 YTD 2010, an increase of $118,337,000, or 199%, primarily reflecting the higher sales resulting for the acquisition of W.E.T. which had cost of sales totaling $107,042,000. A portion of W.E.T.’s cost of sales totaling $1,497,000 represented the impact of the purchase method of accounting for W.E.T. inventory on the acquisition date which requires that the inventory purchased be recorded at fair value. This fair value increase is included in cost of sales as the underlying inventory is sold and replaced with new inventory which is recorded at the lower of cost or market value. Excluding this adjustment, W.E.T.’s gross margin percentage for the period would have been 24.7%. The remaining increase in cost of sales totaling $11,295, or 19%, is attributable to higher sales volumes for Amerigon, higher material costs, including higher costs for components we purchase in the Japanese Yen and due to a higher mix of sales on higher cost, lower gross margin programs. The gross profit percentage during YTD 2011 was 25.5% and was 28.6% during YTD 2010. This decrease is primarily attributable to the lower gross margin on W.E.T. sales, the impact of the purchase accounting fair value adjustment on W.E.T.’s inventory, higher material costs for Amerigon, including the effects of a stronger Japanese Yen, an unfavorable change in the mix of products sold and decreased unit sales prices on certain vehicle programs.

Net Research and Development Expenses. Net research and development expenses increased to $18,340,000 during YTD 2011 from $6,965,000 during YTD 2010, an increase of $11,375,000, or 163%, primarily reflecting net research and development expenses from W.E.T. totaling $11,054,000. The remaining increase of $321,000, or 5%, represents an increase in the research and development expenses of

Amerigon and was primarily due to the advanced TED materials program by our now wholly owned ZT Plus subsidiary. When we formed ZT Plus, certain ongoing expenses associated with our advanced TED materials program were transferred to the new partnership and were partially funded by our partner, 5N Plus. These activities, and the associated cost, have been expanded since that formation date. Effective March 1, 2010, BSST purchased 5N Plus’ 50% ownership and since that date is providing 100% of the necessary funding. These higher expenses were partially offset by lower development costs on other programs, such as the heated and cooled bed, heated and cooled cup holder which now have been launched. During YTD 2011, research and development reimbursements were lower compared with YTD 2010. Research and development reimbursements fluctuate from period to period due to the timing of different phases of the various underlying projects.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. We incurred $5,380,000 in fees and expenses associated with the acquisition of W.E.T. during YTD 2011. We expect that a significant portion of these costs will not be deductible for tax purposes. We did not incur any acquisition transaction expenses during YTD 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $26,092,000 during YTD 2011 from $7,449,000 during YTD 2010. This $18,643,000, or 250%, increase is primarily due to the selling, general and administrative expenses of W.E.T. totaling $15,912,000. The remaining increase of $2,731,000, or 37%, reflects the opening of offices in Germany and China, certain costs related to integration activities of the W.E.T. Acquisition of approximately $300,000 and bad debt reserves on certain existing accounts receivable balances totaling approximately $200,000. The selling, general and administrative expenses of W.E.T. include amortization of the fair value of W.E.T.’s customer order backlog as of the acquisition date totaling $3,063,000.

Interest income (expense). We had interest expense of $2,451,000 during YTD 2011 compared with interest income of $9,000 during YTD 2010. A portion of interest expense for 2011 resulted from debt financing used to finance a portion of the W.E.T. acquisition. Approximately $621,000 in interest expense was related to the debt of W.E.T. and incurred from the acquisition date through September 30, 2011. Interest expense includes non-cash amortization of deferred financing costs for both the acquisition-related debt and W.E.T.’s debt totaling $499,000.

Revaluation of derivatives. We recorded losses related to the revaluation of derivative financial instruments totaling $5,573,000 during YTD 2011. This amount included losses from the derivatives of W.E.T. totaling $8,184,000 offset partially by $2,610,000 of gains from revaluation of derivatives for Amerigon. The Amerigon revaluation gain resulted from two derivatives embedded in our Series C Convertible Preferred Stock and an interest rate swap derivative. The two embedded derivatives, which were valued as liabilities totaling $2,610,000 when the Series C Convertible Preferred Stock was issued, related to terms in which the Series C Preferred Stockholders would have received a redemption premium and certain warrants if the W.E.T. acquisition had not been completed. The carrying value of these derivatives was adjusted to zero upon consummation of the W.E.T. acquisition.

Income Tax Expense. We recorded an income tax expense of $4,501,000 during YTD 2011 representing an effective tax rate of 78% on earnings before income tax of $5,788,000. During this period we had lower statutory tax rates in jurisdictions in which we experienced losses before income tax and higher statutory rates in jurisdictions in which we had income before income tax. Additionally, our estimated income tax expense for the period does not reflect any tax benefit for a significant portion of the acquisition transaction expenses which are not expected to be deductible. The effect of these resulted in an effective tax rate higher than the US Federal rate of 34%. During YTD 2010, we recorded an income tax expense of $3,612,000 representing an estimated effective tax rate of 37% on earnings before income tax of $9,834,000. Our effective tax rate was estimated based upon a forecast of our full year results not including the nondeductible acquisition transaction costs which were reflected separately as a discrete tax item.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	September 30, 2011	December 31, 2010
Cash and cash equivalents	$17,062,000	$26,584,000
Short-term investments	—	9,761,000

	$17,062,000	$36,345,000

We believe that our cash and cash equivalents will be adequate to fund our working capital and operating business needs for the foreseeable future.

Select cash flow information by segment is as follows for YTD 2011:

Nine Months Ended September 30, 2011	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
Cash flows from operating activities	$5,591	$(4,148)	$5,192	$—	$6,635
Depreciation and amortization	778	428	13,697	551	15,454
Purchase of property and equipment	1,433	40	2,351	—	3,824

Cash provided by operating activities during YTD 2011 was $6,512,000. This was attributable to our net income during YTD 2011 of $1,671,000 plus adjustments for depreciation and amortization of $15,331,000, loss on revaluation of financial derivatives of $4,191,000, stock compensation totaling $1,565,000, deferred tax provision of $532,000 and debt retirement expense of $970,000. These amounts were offset partially by a $14,323,000 use of cash associated with a net increase in operating assets and liabilities and adjustment for excess tax benefit from equity awards totaling $3,044,000.

As of September 30, 2011, working capital was $64,861,000 compared with $47,239,000 at December 31, 2010, an increase of $17,622,000, or 37.3%. The increase was primarily due to the working capital acquired in the W.E.T. acquisition totaling $41,290,000 offset partially by short term investments used to finance the acquisition and related expenses.

Cash used in investing activities was $108,416,000 during YTD 2011. This included the purchase of W.E.T. net of cash acquired totaling $113,432,000, purchases of property and equipment totaling $3,824,000 and, the cost to acquire new patents and patent application filings of $921,000. These amounts were partially offset by maturities of short-term investments of $9,761,000. Purchases of property and equipment for the period are primarily related to new equipment purchases needed to maintain current production programs and other operational facilities.

Cash provided by financing activities was $95,344,000 during YTD 2011, reflecting borrowings under the Bank of America credit facility (described below) totaling $137,083,000, proceeds from the sale of our Series C Convertible Preferred Stock net of cash paid for related transaction expenses totaling $61,403,000, proceeds from the sale of embedded derivatives of $2,610,000, excess tax benefit from equity awards of $3,044,000 and $1,258,000 in proceeds of Common Stock option exercises. These amounts were partially offset by repayments of borrowings of $105,776,000, including W.E.T. refinancing of its long term debt, and $4,157,000 paid for financing costs.

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

Proceeds of the US Term Note, Europe Term Note and the US Revolving Note were used along with existing cash reserves and proceeds from the sale of the Company’s Series C Convertible Preferred Stock to fund an escrow account sufficient to acquire 100% of the outstanding voting stock of W.E.T. in accordance with a tender offer. The tender offer resulted in our acquiring only 76.3% of W.E.T. The excess amount held in escrow, totaling approximately $49,700,000, was used to repay a portion of the Europe Term Note and a portion of the then outstanding US Revolving Note totaling €19,948,000 and $21,767,000, respectively.

The W.E.T. Term Note proceeds were used to repay then existing senior indebtedness.

In addition to the initial borrowing under the US Revolving Note, we made $8,000,000 in additional borrowings and $27,011,000 in repayments. No amounts were outstanding under either the US Revolving

Note or the W.E.T. Revolving Noted as of September 30, 2011 and $25,000,000 and €10,000,000 were available under each note, respectively.

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

The US Term Note and Europe Term Note are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 20% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Term Note is subject to quarterly principal payments totaling 20% annually. Principal outstanding under both the US Bank of America credit facility and W.E.T. Bank of America credit facility will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.2% – 1.8% at September 30, 2011) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”) which, after an initial period will vary based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. This initial period will end during the fourth quarter of 2011. The base rate is equal to the highest of the Federal Funds Rate (0.1% at September 30, 2011) plus 0.5%, Bank of America’s prime rate (3.25% at September 30, 2011), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate during the initial period is 3.25% for Eurocurrency Rate Loans and 2.25% for Base Rate Loans.

The Company must maintain certain financial ratios including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio as defined by the Bank of America credit agreement. The loans are secured by all of the Company’s assets.

As of September 30, 2011, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility and the W.E.T. Bank of America credit facility.

The following table summarizes the Company’s debt at September 30, 2011.

	Interest Rate	Principal Balance
		(in Thousands)
US Term Note	3.44%	$34,125
Europe Term Note	4.53%	4,609
US Revolving Note	—	—
W.E.T. Term Note	4.29%	38,201
W.E.T. Revolving Note	—	—
Capital Leases	5.50%	4,390

Total debt		81,325
Current portion		(15,277)

Long-term debt, less current maturities		$66,048

We had no outstanding debt at December 31, 2010.

On August 16, 2011, W.E.T. held its annual general assembly meeting during which the W.E.T. shareholders approved the adoption of a Domination and Profit and Loss Transfer Agreement (“DPLTA”) which is expected to be registered and effective during the first quarter of 2012. Under the terms of the DPLTA, the minority shareholders of W.E.T. will be guaranteed a recurring, annual payment (the “Guaranteed Compensation”) of EUR 3.71 per share of W.E.T. held, subject to statutory taxes and deductions, resulting in a net payment of EUR 3.17 per share beginning in 2012; however, the minority shareholders of W.E.T. can elect to forego the Guaranteed Compensation and instead tender their shares to Amerigon Europe for a one-time cash payment of EUR 44.95 per share after the agreement is registered. If all minority shareholders of W.E.T. tendered their shares, the total payment obligation of Amerigon Europe would be approximately EUR 33,139,000.

In order to provide financing for the potential tender offer, the Company entered into an amendment to the US Bank of America credit facility, on October 28, 2011. The amendment provides for a $45,000 term loan facility for Amerigon Europe to replace Amerigon Europe’s existing Europe Term Note. Of such available amount, approximately $4,609 will be drawn upon to pay the balance of the Europe Term Note that was outstanding on September 30, 2011 resulting in existing availability under the new Amerigon Europe term loan facility on the date of execution of approximately $40,391. Amerigon Europe is permitted to access this additional term loan financing in one or more draws through no later than January 1, 2013, and the proceeds of such draws may only be used by Amerigon Europe to fund the potential tender of shares of W.E.T. in connection with the DPLTA.

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

Testing Goodwill for Impairment. In September 2011, the FASB issued ASU No. 2011-08 which amends Topic 350 (Intangibles-Goodwill and Other). ASU No. 2011-08 is intended to simplify how entities test goodwill for impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We expect the adoption of ASU No. 2011-08 will impact our methodology for assessing the fair value goodwill on an annual basis.

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

The table below presents the carrying value and related weighted average interest rates for our cash and cash equivalents. The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. The carrying value approximates fair value at September 30, 2011.

Marketable Securities	Carrying Value	Average Rate of Return at September 30, 2011 (Annualized)
Cash equivalents	$5,563,000	0.01%

We have loans totaling $76,935,000 under our Bank of America credit facilities that bear interest at a variable rate. We have the option to elect interest rates based on either a Eurocurrency (LIBOR or EURIBOR) rate (“Eurocurrency Rate Loans”) with maturities of one, three or six months. (0.20% – 1.80% at September 30, 2011) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”) which, after an initial period will vary based on the Consolidated Leverage Ratio of the Company, as defined by the Bank of America credit agreement. This initial period will end during the fourth quarter of 2011. The base rate is equal to the highest of the Federal Funds Rate (0.10% at September 30, 2011) plus 0.5%, Bank of America’s prime rate (3.25% at September 30, 2011), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate during the initial period is 3.25% for Eurocurrency Rate Loans and 2.25% for Base Rate Loans.

Our purchases of certain of our components are denominated in Japanese Yen. In order to protect ourselves from changes in the exchange rate between the U.S. Dollar and Japanese Yen, we enter into foreign currency forward contracts to purchase the Japanese Yen. At September 30, 2011, we had no outstanding forward contracts to purchase Japanese Yen.

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

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000, or $13,594 as of September 30, 2011, in order to offset the interest rate risk associated with a debt financing which was repaid prior our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then six month Euro Interbank Offered Rate (“EUIBOR”), 1.80% at September 30, 2011, plus 1.40% and pays interest equal to the six month EUIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.22 at September 30, 2011, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100. W.E.T. has entered into offsetting derivative contracts that cancel out the payment due under the CRS through 2012.

Information related to the fair values of derivative instruments in our consolidated balance sheet as of September 30, 2011 are as follows (in thousands):

	Asset Derivatives		Liability Derivatives		Net
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS			Current liabilities	$2,604
			Non current liabilities	18,298

Total CRS				$20,902	$20,902
Foreign currency derivatives	Current assets	$3,097	Current liabilities	$1,866	$1,231
Interest rate swap derivatives	Current assets	$80	Current liabilities	$283	$202
Commodity derivatives			Current liabilities	$283	$283

Information related to the effect of derivative instruments on our consolidated income statements is as follows (in thousands):

	Location	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Foreign currency derivatives	Cost of sales	$—	$(15)
	Revaluation of derivatives	(5,621)	$(4,326)
	Foreign currency gain (loss)	(2,439)	2,087

Total foreign currency derivatives		$(8,060)	$2,254
CRS	Revaluation of derivatives	$1,745	$(3,565)
Commodity derivatives	Revaluation of derivatives	$(429)	$(293)
Series C Convertible Preferred Stock embedded derivatives (see Note 7)	Revaluation of derivatives	$—	$2,610
Interest Rate Swap	Interest expense	$42	$42

Interest Rate Sensitivity

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in both U.S. dollars ($USD) and European Euros (€EUR), as indicated in parentheses.

September 30, 2011

	Expected Maturity Date
	2011 Second Half	2012	2013	2014	2015	2016	2017	2018	Total	Fair Value
	(In Thousands except rate information)
Liabilities
Long Term Debt:

Fixed Rate (€EUR)	$668	$2,704	$1,018	$—	$—	$—	$—	$—	$4,390	$4,390
Average Interest Rate	5.50%	5.50%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Variable Rate ($USD)	$873	$3,938	$4,813	$5,688	$6,563	$12,250	$—	$—	$34,125	$34,125
Average Interest Rate	3.52%	3.52%	3.52%	3.52%	3.52%	3.52%	0.00%	0.00%	3.52%

Variable Rate (€EUR)	$2,128	$8,629	$8,806	$8,924	$9,042	$5,281	$—	$—	$42,810	$42,810
Average Interest Rate	4.43%	4.43%	4.43%	4.43%	4.43%	4.43%	0.00%	0.00%	4.43%

Derivative Financial Instruments:
Interest Rate Swap ($USD)	$18	$56	$46	$9	$—	$—	$—	$—	$129	$129
Average Interest Rate	0.36%	0.58%	0.69%	1.04%	0.00%	0.00%	0.00%	0.00%	0.68%
Interest Rate Swap ($USD)	$39	$56	$50	$10	$—	$—	$—	$—	$155	$155
Average Interest Rate	0.32%	0.57%	0.66%	1.02%	0.00%	0.00%	0.00%	0.00%	0.63%
Interest Rate Cap (€EUR)	$—	$—	$—	$—	$—	$79	$—	$—	$79	$79
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	1.54%	0.00%	0.00%	1.54%

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

September 30, 2011

Anticipated Transactions	Expected Maturity or Transaction Date
And Related Derivatives	2011 Second Half		2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(In Thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive USD$/Pay EUR€)
Total Contract Amount (€)		€1,309	€8,176	€4,327					€13,812	€(59)
Average Contract Rate		1.3271	1.3217	1.3867	—	—	—	—	1.3433
(Receive EUR€/Pay HUF)
Total Contract Amount (€)		€2,530	€7,365						€9,895	€(379)
Average Contract Rate		292.53	285.11	—	—	—	—	—	287.01
(Receive CHF/Pay EUR)
Total Contract Amount (€)	€		€10,252						€10,252	€1,641
Average Contract Rate			1.4400	—	—	—	—	—	1.4400
(Receive KRW/Pay EUR€)
Total Contract Amount (€)		€450	€1,805						€2,055	€135
Average Contract Rate		1,498.00	1,495.50						1,496.00

$US functional currency
Forward Exchange Agreements:
(Receive USD$/Pay CAD$)
Total Contract Amount ($)		$2,366	$7,120						$9,486	$(346)
Average Contract Rate		1.0142	1.0113	—	—	—	—	—	1.0120
(Receive USD$/Pay JPY¥)
Total Contract Amount ($)		$997	$1,243						$2,240	$160
Average Contract Rate		82.2385	82.0739	—	—	—	—	—	82.1472
(Receive USD$/Pay MXN)
Total Contract Amount ($)		$3,840	6,761						$10,601	$(863)
Average Contract Rate		12,2399	13.3106	—	—	—	—	—	12.9228

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

September 30, 2011

	Carrying Amount	Fair Value
On Balance Sheet Commodity Position and Related Derivatives

	Expected Maturity 2012	Fair Value
Related Derivatives
Futures Contracts ( ):
Contract Volumes (metric tons)	160
Weighted Average Price (per metric ton)	$8,800.00
Contract Amount ($)	$1,408,000	(290,666.98)

ITEM 4. CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ended September 30, 2011. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at September 30, 2011.

There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to our acquisition of W.E.T., we had no goodwill and the carrying value of intangible assets on our balance sheet was $5,019,000. We now have significant goodwill and other intangible assets after giving effect to the W.E.T. Acquisition of approximately $143,090,000 as of September 30, 2011. We evaluate goodwill and indefinite life intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment is indicated and indefinite life intangible assets are impaired when their book value exceeds their fair value. The value of goodwill and other intangible assets from the allocation of the purchase price from the W.E.T. Acquisition will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.

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

As of September 30, 2011, our debt was $81.3 million. Our substantial debt obligations could have important consequences to our business. For example:

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

Our articles of incorporation authorize us to issue up to 4,991,000 shares of preferred stock in one or more series on terms determined by our board of directors; however, 7,000 Preferred Shares were issued in the Series C Convertible Preferred Stock Offering. Consequently, only 4,984,000 shares of preferred stock are available for issuance at September 30, 2011. Subject to the limitations set forth in our articles of incorporation, our board of directors may authorize, increase the authorized amount of, or issue any shares of any series of preferred stock, and determine whether such stock would rank junior, equal or senior to the Preferred Shares. Our future issuance of any series of preferred stock under our articles of incorporation could therefore effectively diminish or supersede dividends on, and the liquidation preference of, the Preferred Shares and adversely affect our common stock.

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

Under the terms of our articles of incorporation, so long as any Preferred Shares are outstanding, no dividends or distributions (whether in cash, any securities or other property) are permitted to be made to holders of common stock. The Bank of America credit facility also prohibits payment of dividends on our common stock so long as such facility is outstanding.

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

Under our articles of incorporation, we are subject to certain covenants that limit our ability to create new series of preferred stock, other than series junior to the Preferred Shares, and to offer and sell certain types of variable priced securities. We are also limited, with certain exceptions, in our ability to incur additional debt. Such restrictions may have an adverse effect on our ability to operate our business while the Preferred Shares are outstanding.

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

We are required to redeem the Preferred Shares in nine equal quarterly installments beginning on September 1, 2011 and ending on September 1, 2013 by paying cash, issuing shares of our common stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends. If certain conditions are met, we can pay the installment amounts, as well as dividends, on the Preferred Shares, in shares of our common stock. As of September 30, 2011, there were 6,222 Preferred Shares outstanding. The conversion of these Preferred Shares into common stock (either by the holder or upon our payment of dividends or installment amounts in shares of our common stock) could lead to further dilution of our existing common stockholders.

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

We have incurred substantial indebtedness to finance the W.E.T. Acquisition (as described in “Note 3 and 8” to the Consolidated Condensed Financial Statements). The Preferred Shares rank junior and are subordinate to this bank indebtedness and other liabilities pursuant to, among other things, a subordination agreement entered into between investors in the Preferred Shares, Bank of America, in its capacity as Agent, and us (the “Subordination Agreement”). Pursuant to the terms of the Subordination Agreement and the Bank of America credit facility, we are not permitted to make, and the holders of our Preferred Shares are not permitted to accept, cash payments on account of the Preferred Shares unless no “Default” or “Event of Default” then exists under the Bank of America credit facility or would result from the making of the payment and we are in compliance with the “Fixed Charge Coverage Ratio” under the Bank of America credit facility. While there are no comparable restrictions on our ability to pay obligations on the Preferred Shares through issuance of common shares, unless we receive shareholder approval to authorize the issuance of additional common shares we will not have sufficient common stock available to satisfy our obligations with respect to the Preferred Shares in equity.

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

ITEM 6. EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company (8)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (10)

4.2	Amendment to Rights Agreement, dated as of March 30, 2011, by and between the Company and Computershare Trust Company, N.A. (13)

10.1*	1993 Stock Option Plan(2)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(3)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (6)

10.3.2*	Amendment to 2006 Equity Incentive Plan (7)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (8)

10.3.4*	Third Amendment to 2006 Equity Incentive Plan (11)

10.3.5*	Fourth Amendment to 2006 Equity Incentive Plan (13)

10.3.6*	2011 Equity Incentive Plan (15)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(2)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(4)

10.5	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(5)

10.5.1	First Amendment to Revenue Sharing Agreement between the Company and Dr. Lon E. Bell dated December 31, 2010 (16)

10.6 *	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008 (9)

10.7	Business Combination Agreement, dated February 28, 2011, by and between W.E.T. Automotive Systems Aktiengesellschaft, the Company and Amerigon Europe GmbH (12)

10.8	Securities Purchase Agreement dated as of March 30, 2011 by and among the Company and certain institutional investors in the Series C Convertible Preferred Stock (13)

10.9.1	Credit Agreement, dated as of March 30, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (13)

10.9.2	First Amendment to Credit Agreement, dated as of April 4, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (19)

10.9.3	Second Amendment to Credit Agreement, dated as of August 12, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (19)

10.9.4	Third Amendment to Credit Agreement, dated as of October 28, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (19)

10.9.5	Pledge and Security Agreement, dated as of March 30, 2011, by and among the Company, BSST LLC, ZT Plus, LLC, Amerigon Europe GmbH and Bank of America, N.A. (13)

10.9.6	Parent Guaranty, dated as of March 30, 2011, by the Company and Amerigon Europe GmbH executed in favor of Banc of America Securities Limited, in its capacity as administrative agent (13)

10.9.7	Subordination Agreement by and among the Company, Bank of America, N.A., Kingsbrook Opportunities Master Fund LP, and other buyers parties thereto (13)

10.10	Credit Agreement, dated as of March 30, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

10.10.1	First Amendment to Credit Agreement, dated as of May 31, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

10.10.2	Second Amendment to Credit Agreement, dated as of October 11, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (19)

10.11*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff (17)

10.12*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Thomas Liedl (17)

10.13*	Service Agreement, dated as of July 5, 2011, between W.E.T. Automotive Systems AG and Mr. Caspar Baumhauer (17)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(3)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2009 Annual Meeting of Stockholders and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed February 28, 2011 and incorporated herein by reference
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8 filed on March 31, 2011 and incorporated herein by reference
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 29, 2011 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2011 Annual Meeting of Stockholders and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed February 17, 2011 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 4, 2011 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 26, 2011 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/S/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: November 9, 2011

/S/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 9, 2011