Form 10-K
period 2011-12-31
AMERIGON INC
filed 2012-03-15
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from             to             .

Commission file number 0-21810

AMERIGON INCORPORATED

(Exact name of registrant as specified in its charter)

Michigan	95-4318554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21680 Haggerty Road, Ste. 101, Northville, MI	48167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 504-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Global Select Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011, was $129,958,000. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the Common Stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of March 13, 2012, there were 24,208,996 issued and outstanding shares of common stock of the registrant.

AMERIGON INCORPORATED

PART I

ITEM 1.	BUSINESS

General

Historical Amerigon

Amerigon Incorporated designs, develops and markets products based on our advanced, proprietary, efficient thermoelectric device (“TED”) technologies for a wide range of global markets and heating and cooling applications. Unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” used herein refer to Amerigon Incorporated. The term “historical Amerigon” used herein excludes W.E.T. Automotive Systems AG (“W.E.T.”), a subsidiary of Amerigon, Inc. Our current principal product is our proprietary Climate Control Seat™ (“CCS™” or “CCS”) which we sell to automobile and light truck original equipment manufacturers or their tier one suppliers. The CCS provides year-round comfort to automotive seat occupants by producing both active heating and cooling. Our CCS product is currently offered as an optional or standard feature on automobile models produced by Ford Motor Company, General Motors, Toyota Motor Corporation, Nissan, Tata Motors, Ltd. and Hyundai.

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

In 2009, we were awarded a contract to manufacture an automotive heated and cooled cup holder for the 2011 Dodge Charger and 2011 Chrysler 300. The cup holder has been designed to be packaged in multiple configurations to accommodate different console environments. In addition to requiring low power consumption, it has proven automotive grade ruggedness, high reliability and drink retention features. The cup holder has two cup positions that provide for separate temperature settings in each holder that allow the driver and passenger to individually control the heating or cooling of their respective beverages. The technology used in the cup holder is similar to that of the CCS system. The cup holder was launched at the end of the fourth quarter of 2010.

In 2010, we launched our actively heated and cooled suite of luxury mattresses. The mattresses provide individual controls via two wireless remotes to actively heat and cool each side of the mattress independently. The mattresses are sold by U.S. based specialty mattress retailer, Mattress Firm, Incorporated (“Mattress Firm”). Mattress Firm has over 800 retail stores located across 26 states. The mattresses are sold under the brand name YuMe™ and are available in king and queen sizes.

The Company is also engaged in a program to improve the efficiency of TEDs and to develop, market and distribute new products based on this technology. Included in this initiative is the development and testing of new materials that show increased thermoelectric efficiency.

W.E.T. Automotive Systems, AG

On May 16, 2011 the Company, through our wholly owned subsidiary Amerigon Europe, GmbH (“Amerigon Europe”), acquired a majority interest in W.E.T. Automotive Systems AG, a German publicly traded company based in Odelzhausen, Germany. W.E.T. was established in 1968 and currently employs 5,326 individuals at 11 locations. W.E.T.’s customers include passenger car OEMs, commercial vehicle OEMs and Tier 1 seat manufacturers. The acquisition of a majority interest in W.E.T. was a major part of our business strategy to increase our relationships with automotive manufacturers throughout the world. Although we own a majority interest in W.E.T., under German law W.E.T. is currently managed by a separate Supervisory Board, similar to a Board of Directors in the United States, which is under legal obligation to ensure that all interaction between Amerigon and W.E.T. are in the best interests of W.E.T. and its shareholders, including Amerigon. We are currently taking steps that would enable us to operate Amerigon and W.E.T. as essentially one company, but the minority shareholders of W.E.T. have filed legal action to block such efforts. See Item 3 below for further information concerning that legal action. Unless and until we are successful in our quest to reorganize Amerigon and W.E.T. in the manner we wish, we will continue to act as simply the majority stockholder of W.E.T. and consolidate our financial information in the manner described in the financial statements set forth in Item 8. References to historical information for periods prior to May 16, 2011 do not include any activities of W.E.T., unless expressly noted.

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

While W.E.T.’s primary focus is on automotive original equipment markets, W.E.T. also offers product solutions to other customer groups, namely customer groups related to seat heating equipment for the automotive aftermarket, ski lifts and sports stadiums. These operations complement W.E.T.’s automotive seat comfort products, particularly in seat climate comfort systems, in which ventilation systems represent a material part. Furthermore, W.E.T.’s customer base for other products extends beyond the automotive industry to the telecommunications and information technology industries.

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

Corporate Information

We are incorporated under the laws of the State of Michigan. Our internet website address is www.amerigon.com. Our annual or transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge through our website, amerigon.com, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission.

In 2003, we formed our wholly owned subsidiary, Amerigon Asia Pacific, Inc., a Japanese company (“Amerigon Asia Pacific”), to provide administrative support and engineering activities related to our customers based in Japan.

In 2010, we formed Amerigon Europe to open a technical support office in Augsburg, Germany, to provide design initiatives, product development, application engineering and prototype builds in support of European sales. As noted further above, on May 16, 2011 Amerigon Europe acquired a majority interest in W.E.T. W.E.T. has interests in numerous subsidiaries organized in various jurisdictions throughout the world.

Business Strategy

Our strategy is to become the world market leader in thermal seat comfort technology and other TED based products. We intend to accomplish this by forming strategic relationships with automobile manufacturers and market leaders in other industries. Our strategy includes the following key elements:

•	Leveraging the manufacturing capabilities of W.E.T. to include Amerigon products and technologies;

•	Incorporating our technological expertise and capabilities to enhance our current product offerings and generate new growth opportunities;

•	Create operational synergies from the combined operations of Amerigon and W.E.T.

•	Developing TED based products using our proprietary developed, highly efficient TEDs;

•	Further improving the efficiency of our TED systems on a proprietary basis through continued research and development including research in TED materials;

•	Entering new markets with our existing and future TED proprietary technology;

•	Continuing to encourage automobile manufacturers and their tier one suppliers to offer our CCS and heated and cooled cup holder products;

•	Continuing to improve our CCS and heated and cooled cup holder technologies for cost, performance, efficiency and packageability;

•	Increasing global penetration with automotive companies by offering a variety of heated, cooled and ventilated products;

•	Penetrate the bedding market with our heated and cooled mattress with our retail partner, Mattress Firm, in the United States and with other partners in other geographic regions; and

•	Continuing to expand our intellectual property.

Products

Thermoelectric device (TED)

Our current and future planned products are primarily based upon our internally developed advanced TED technology. A TED is a solid state circuit that has the capability to produce both a hot and cold thermal condition. This is known as the Peltier effect. The advantages of advanced TEDs over conventional compressed gas systems are that they are environmentally friendly, less complex as they have no moving parts and are compact and light weight. Traditional TEDs are not widely utilized in the global product marketplace because they are inherently inefficient. We have worked for the past eleven years developing innovations that improve TED efficiency. We currently hold 26 U.S. patents related to these innovations and have 46 additional U.S. patents pending. Our progress to date has been to improve TED efficiency by an approximate factor of two. We believe that an improvement factor of four is required for a number of practical commercial applications. This improvement is likely to require the development of advanced materials and manufacturing processes to produce those materials in sufficient quantities. Advanced TED materials are currently being researched by a number of entities, with which we have developed strategic relationships. The Company continues to focus on completing the development of advanced materials and creating innovative manufacturing capabilities to produce the materials in volume, and in a cost-efficient manner. We currently hold five U.S. patents and have 11 additional U.S. patents pending, related to TED materials.

TEDs also have a capability known as the Seebeck effect that is reciprocal to the Peltier effect. In this process thermal energy, such as the waste heat from an automobile exhaust, can be converted into electrical power. As with the Peltier effect, traditionally designed TEDs lack the efficiency for practical application. Our research and development efforts seek to improve the TED efficiency of this process, focusing on both design and materials suited for these type of devices.

Although we believe the prospects of our advanced TED technology are very promising, there are no assurances as to when the efficiency gains required can be achieved, if at all. Additionally, we cannot be certain that our proposed products based upon our advanced TED designs would gain acceptance by potential customers. While we have been encouraged by some developments in advancing TED capabilities, there have also been setbacks and problems that we continue to try to overcome.

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

Heated and Ventilated Seat

We also sell a heated and ventilated only variant of the CCS. This product works in a similar fashion to our CCS, only there is no active cooling capability and no TED. In the cooling mode, the vent only system will use the ambient cabin air to provide a degree of cooling comfort to the seat occupant. In the heating mode, the vent only system is supplemented with more traditional resistive heating elements. Similarly, W.E.T.’s core seat comfort product uses a resistive element heater mat to generate heat when the seat is in heating mode and ambient cabin air for cooling. This system has a lower price and is targeted to certain lower cost vehicle models, certain geographical markets and customers who prefer heated and ventilated product. By offering this product, we give our customers the opportunity to purchase a wider range of climate control products from us across the price spectrum.

Heated and Cooled Cup Holder

The heated and cooled cup holder represents an adaptation of the technology found in our CCS, including the use of a TED and other key elements. Much like the CCS, the dual cup holder provides separate temperature settings in each holder allowing the driver and passenger to individually maintain a heated or cooled beverage. The cup holder requires low power consumption and incorporates proven automotive grade ruggedness, reliability and drink retention features. The vehicles that currently feature the heated and cooled cup holder are the 2011 Dodge Charger and 2011 Chrysler 300.

Heated and Cooled Mattress

Our heated and cooled mattress incorporates our proprietary Climate Control Sleep System™ (“CCSS”) technology. The mattress is sold on an exclusive basis in the United States by our retail partner, Mattress Firm, under its YuMe™ brand. Mattress Firm has over 800 retail stores located across 26 states. The CCSS represents an adaptation of the technology found in our CCS system, but for a non-automotive market. The YuMe bed combines the latest design in mattress comfort as well as our temperature control technology to deliver the ultimate sleeping experience. Similar to the CCS, the YuMe utilizes four MTMs which direct warmed or cooled air to a special air distribution layer of the mattress though special air ducts connecting the mattress to the foundation. Two separate temperature zones have their own heat or cool settings for a personalized microclimate sleep environment. There are five available settings in each of the heat and cool modes as well as an ambient setting. The bed can be controlled using either the Master Control Unit (“MCU”) or one of two remotes provided for each zone.

Automotive Cable Systems

W.E.T. produces automotive cable systems to be used to connect automotive components to sources of power. The automotive cable systems are also an important component in the production of W.E.T.’s seat ventilation systems and form a significant link in the value chain. W.E.T.’s cable systems include both ready-made individual cables and ready-to-install cable networks.

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

We also perform research and development of more efficient thermoelectric systems and products, including the development and testing of new materials that show increased thermoelectric efficiency. The limitation on applications for thermoelectric systems has been their relatively poor efficiency. We believe that, through a combination of proprietary methods for improving thermoelectric efficiency and improved thermoelectric materials, there are substantial prospects for the design and development of innovative thermoelectric systems in applications outside of our present product line.

We are constructing test systems to demonstrate performance and to develop a comprehensive knowledge of the technology as applied to various potential large market sectors beyond automotive seating, including other automotive applications, stationary temperature management, aerospace and defense, individual comfort, waste heat harvesting and thermoelectric power generation. Our objective is for our unique technology to occupy an important place in the value chain of a new class of solid state energy conversion systems that replace existing electromechanical devices in the above mentioned applications.

In 2011, we successfully completed the fifth and final phase of an Automotive Waste Heat Recovery Program with the U.S. Department of Energy (“DOE”). The Company led a development team that included Visteon Corporation, BMW of North America, Ford Motor Company, Marlow Industries, the DOE’s National Renewable Energy Laboratory and Jet Propulsion Laboratory/California Institute of Technology. The objective of this program was to demonstrate a viable thermoelectric-based vehicle waste heat recovery and power generation system that will improve the efficiency of vehicles powered by internal combustion engines. In Phase 1 of the program the team established a vehicle system architecture for a BMW series 5 engine and conducted a comprehensive analysis to determine the technical and commercial viability of its power generation concept. In Phase 2, the team built and tested prototype key subsystems including a thermoelectric power generator, electronic power control system and exhaust gas heat exchanger. In Phase 3, the team integrated and operated the subsystems together in a bench test environment. The fourth phase involved constructing a full prototype to be installed in a vehicle. Under Phase 5 of the program we delivered two additional prototype power generators for installation in vehicles manufactured by BMW Group and The Ford Motor Company for further evaluation and testing. Seventy five percent of the total cost of this program was paid for with Federal funds, while selected project team members, including Amerigon, bore the remaining cost. Since the start of the program in 2005, we have received a total of $7.2 million in funding from the DOE.

Due to the successes from the Automotive Waste Heat Recovery Program, we were awarded a follow up DOE program to establish commercialization readiness for the cylindrical thermoelectric generator (TEG) system. Amerigon is leading a development team that includes BMW of North America, Ford Motor Company, Faurecia Emission Controls Technologies and the California Institute of Technology. The TEG system will be designed to convert exhaust waste heat to electric power in light-duty passenger vehicles with a demonstrated fuel economy improvement of at least 5% over the US06 drive cycle. The four phase program includes the industrialization of TEG technology for passenger vehicle applications through scale up development of skutterudite (SKD) materials, proof-of-concept thermoelectric (TE) engines, and the processes and manufacturing techniques suitable for commercial practice. Award of the contract and commencement of work began in October, 2011.

During 2008, the Company was included in a DOE sponsored program to develop a highly-efficient thermoelectric heating and cooling system for automobiles that is intended to substantially reduce energy consumption, engine load and ultimately greenhouse gas emissions. The goal of the 36-month project is to create a zonal heating and cooling system for automobiles that heats or cools the vehicle occupants, rather than the entire cabin and its components, thereby reducing the energy consumed by existing heating/cooling systems by one third. Ford Motor Company was selected to lead the project with partners including Visteon, the DOE’s National Energy Renewable Laboratory and Ohio State University, along with Amerigon. Our role was to design and develop the thermoelectric core of the heating and cooling system. The entire $8.4 million project, which began in the fourth quarter of 2009, is being performed on a cost share basis with the DOE paying $4.2 million and the partners sharing in a matching $4.2 million. Program funding under this program was $678,000 and $588,000 during 2011 and 2010, respectively.

W.E.T.’s research and development activities primarily focus on the optimization of energy and production efficiencies for existing products and manufacturing processes. Research and development is conducted at their headquarters in Germany, as well as in the same facilities where product design and manufacturing is performed in order to support local market vehicle platforms in the most efficient manner. We believe W.E.T.’s localized development model will increase the innovative capacity of the Company in the future.

At the present time, W.E.T. is working to improve the design and capabilities of their blower technology in order to vertically integrate the manufacturing process for seat comfort products.

The net amounts spent for research and development activities in 2011, 2010 and 2009 were $28,440,000, $9,653,000 and $5,994,000, respectively. Because of changing levels of research and development activity, our research and development expenses fluctuate from period to period. The W.E.T portion of 2011 research and development net spending was $18,793,000.

Marketing, Customers and Sales

We are primarily a second-tier supplier to automobile and truck manufacturers for the CCS, HV and heated and cooled cup holder and to a retailer for the YuMe™ mattress. Our marketing efforts are focused primarily on automobile and truck manufacturers and their first-tier suppliers. We also sell CCS units to an after-market distributor/installer in small quantities. We have not marketed, and do not expect to market, directly to consumers. For CCS and HV products, our strategy has been to convince the major automobile companies that our products represent an attractive feature that will meet with consumer acceptance and have favorable economics, including high profitability, to the manufacturers. If convinced, the manufacturers then direct us to work with their seat supplier to incorporate our CCS product into future seat designs who then become our direct customers. The number of CCS products we sell is affected by the levels of new vehicle sales and the general business conditions in the automotive industry.

For our most recent fiscal year, our revenues from sales to our three largest customers, Johnson Controls, Lear Corporation and Bosch Automotive were $75,040,000, $72,899,000, and $31,699,000, respectively, representing 20%, 20%, and 9% of our total revenues, respectively. Revenues from Bosch represent sales of W.E.T.’s automobile cable system products. The cable systems are used in the production of Bosch’s automotive oxygen sensors. The loss of any one of these customers is likely to have a material adverse impact on our business.

Our revenues for each of the past three years were divided among automotive original equipment manufacturers (“OEMs”) as follows:

Manufacturer	2011	2010	2009
Ford Motor Company	14%	32%	39%
General Motors	15	22	22
Nissan	7	17	16
Hyundai	11	16	10
Toyota Motor Corporation	3	5	7
Jaguar/Land Rover	2	8	6
Volkswagen	9	—	—
Chrysler	8	—	—
BMW	7	—	—
Daimler	4	—	—
Honda	3	—	—
Porsche	2	—	—
Other	15	—	—

Total	100%	100%	100%

Outsourcing, Production, Contractors and Suppliers

Historical Amerigon outsources production of its products to lower-cost countries to be price competitive and expand our market beyond the luxury vehicle segment. We currently have contract manufacturing relationships with several suppliers who have manufacturing locations in China, Mexico and Japan. We may decide to engage W.E.T. to manufacture Amerigon products in the future.

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

Proprietary Rights and Patents

We have adopted a policy of seeking to obtain, where practical, the exclusive rights to use technology related to our products through patents or licenses for proprietary technologies or processes. In addition to our efforts to apply for patents for our own internally developed devices and processes, we have historically acquired developed technologies through licenses and joint development contracts in order to optimize our expenditure of capital and time. We have sought to adapt and commercialize such technologies in automotive products which were suitable for mass production. We also developed technologies or furthered the development of acquired technologies through internal research and development efforts by our engineers. As of December 31, 2011, Amerigon held 115 patents, as well as 6 patents held jointly with Honda Motor Company. In 2011, 25 new patents were registered, and, at present, 203 patent applications are pending at the authorities, 48 of which were filed in 2011.

W.E.T’s work in developing new technologies is central to executing its corporate strategy. Patents obtained for new technologies form an important basis for the success of the Company and demonstrate the realization of its research and development work. As of December 31, 2011, W.E.T. held 154 patents. In 2011, 13 new patents were registered, and, at present 143 patent applications are pending at the authorities, 22 of which were filed in 2011.

Competition

The automotive components and systems business is highly competitive. Certain vehicle manufacturers have, for some time, offered options on certain models that combine heated seats with circulation of ambient air or cooled air from the car’s air conditioning system. It is possible that our competitors will be able to expand or modify their current products to more directly compete with our CCS system and with W.E.T.’s system. We believe that there are other potential competitors that are working to develop systems for both active heating and cooling of automotive car seats.

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

Employees

As of December 31, 2011, Amerigon and its subsidiaries, excluding W.E.T., employed a total of 110 individuals, which includes thirteen at Amerigon Asia Pacific in Japan and four at Amerigon Europe GmbH in Europe. Amerigon also has retained the services of 8 outside contractors. None of our employees is subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

W.E.T. employed a total of 5,326 individuals in eleven facilities across Europe, Asia and North America as of December 31, 2011.

Executive Officers of the Registrant

Our current executive officers are as follows:

Daniel R. Coker, 59, was appointed President and Chief Executive Officer in March 2003. He was appointed to the Board of Directors in February, 2007. Mr. Coker also served on the Company’s Board of Directors from 2003 to 2004. Additional information concerning Mr. Coker can be found above under the heading “Board of Directors.”

Barry G. Steele, 41, was appointed Vice President Finance and Chief Financial Officer in 2004 and Secretary and Treasurer in 2005. Prior to joining Amerigon, Mr. Steele worked since 1997 in a number of senior financial management positions, including Chief Financial Officer for Advanced Accessory Systems, LLC, a global supplier of specialty accessories to the automotive industry. Prior to 1997, Mr. Steele worked in the public accounting profession. Mr. Steele received a bachelor’s degree from Hillsdale College in 1992.

James L. Mertes, 59, has served as Vice President of Quality and Operations since 1994. He joined the Company in 1993 as Vice President of Quality. Prior to 1993, Mr. Mertes was Director of Quality at TRW Sensor Operations, a unit of TRW Inc.

Daniel J. Pace, 60, has served as Vice President of Sales and Marketing since 2003. He joined the Company in 1996 as National Sales Manager. Prior to 1996, Mr. Pace was Program Manager at Leckie & Associates, a Michigan based manufacturers’ representative agency.

Stephen C. Davis, 58, was appointed Vice-President of Engineering and Product Development in May, 2010. He joined the Company in 2009 as the Senior Vice President, Operations of BSST. Prior to that date, he worked for Visteon Corporation from 2005 as Director of Climate Control Systems. Prior to 2005, Mr. Davis held other senior engineering positions at Visteon Corporation and Ford Motor Company.

The following individuals are executive officers of only W.E.T., which is a subsidiary of, but operated separately from, Amerigon Incorporated; however, in light of W.E.T.’s significant contribution to Amerigon’s consolidated revenues and earnings, these individuals are treated as executive officers for purposes of this Form 10-K:

Caspar Baumhauer, 49, has served as the Chief Executive Officer of W.E.T. since 2005. Prior to his association with W.E.T., he was a member of the executive board of Faurecia from 2002 to 2005 and Managing Director of Faurecia Interior Systems from 2000 to 2002.

Thomas Liedl, 45, has served as the Chief Financial Officer of W.E.T. since 2008. From 1999 to 2008, he held the position of Vice-President Finance at W.E.T. He worked in public accounting for KPMG from 1994 to 1999 and holds an MBA from the University of Augsburg and a M.A. from Wayne State University.

Frithjof Oldorff, 45, has served as the Chief Operating Officer of W.E.T. since 2008. He previously was the Director of Operations for Freudenberg from 2005 to 2007 and held various positions at Faurecia from 1995 to 2005.

Officers of the Company serve at the pleasure of the Board of Directors. Officers of W.E.T. serve at the pleasure of the Supervisory Board of W.E.T. and otherwise in accordance with the terms of their individual Service Agreements with W.E.T.

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

Risks Relating to Our Business

The automotive industry, which represents our primary market, may decline causing our product revenues to decline

Demand for our products is directly related to automotive vehicle production. In 2008 and 2009, automotive sales and production were significantly and adversely affected by general economic and industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Although general automotive sales have improved in the past few years, there remains significant uncertainty in the automotive industry. Declines in automotive production levels, particularly with respect to models for which we supply products, would materially reduce our revenues and harm our profitability.

The automotive industry may continue to be negatively impacted by the devastating effects of the 2011 earthquake and tsunami in Japan.

On March 11, 2011, a 9.0 magnitude undersea earthquake occurred off the coast of Japan. The earthquake triggered an extremely destructive tsunami wave that struck Japan shortly after the earthquake. These events have caused extensive and severe structural damage in Japan, including heavy damage to nuclear power plants, manufacturing facilities, roads and railways, as well as fires in many areas. Many electrical generators ceased operation, and nuclear reactors suffered debilitating explosions. As a result of these disasters, there have been various disruptions to certain of our customers’ production of vehicles and to the flow of parts from production facilities in Japan that supply the worldwide automotive industry. These events have had a significant impact on our operations and we are not certain what impact these events will continue to have on our business as Japan continues its recovery.

We may suffer significant losses should any of our customers or any of the major automotive manufacturers declare bankruptcy either for the first time or again

If any of our customers or any of the major automotive manufacturers files for bankruptcy protection, we face the risks of being unable to collect a significant portion of our outstanding accounts receivable and of suffering a significant loss of future revenues. In such an event, a considerable amount of the accounts receivable owed to us from our customers might not be paid. In addition, if an automotive manufacturer that incorporates our products in its vehicles were to declare bankruptcy and cease operations, our future operating profits would be significantly impacted by the significant loss of revenue. We cannot be certain that all of the automotive manufactures or our tier one customers will avoid filing for bankruptcy in the future. Some of our tier one supplier customers and some of the major automotive manufacturers declared bankruptcy in during 2009 and have emerged from bankruptcy, but there is no certainty that those entities will not declare bankruptcy again if the automotive market were to suddenly turn negative.

We may not be able to commercialize and market additional products to other industries

We are currently developing products to be used in a wide range of industries. For example, we are expecting increased sales of our TED products to industries such as bed manufacturers and increased sales of W.E.T.’s heated and ventilated products for such applications as ski lifts and sports stadiums. However, such non-automotive applications only represent a small portion of our total revenues. Furthermore, although we have made significant improvements in TED technology and we believe that a number of new products have become practical at our current stage of TED advancement, additional improvements are necessary to make TED-based products commercially attractive in comparison with other technologies for the major markets in which we are targeting. These advancements are dependent on many variables including but not limited to new advanced materials becoming available and efficient and cost effective manufacturing processes for advanced TEDs and the related materials being developed. There is no certainty that any advancement in TEDs will be commercially viable or that we will be successful in generating significant revenues from non-automotive sales of any of our products.

We have incurred substantial operating losses in the past and could incur additional operating losses in future periods

We had operating losses of $1,554,000 in 2003, $6,168,000 in 2002, and $7,537,000 in 2001. As of December 31, 2011, we had accumulated deficits since inception of $25,716,000. Our accumulated deficits are attributable to the historical costs of developmental and other start-up activities, including the industrial design, development and marketing of discontinued products and a significant loss incurred on a major electric vehicle development contract. Approximately $33,000,000 of past losses arose from past efforts in electric vehicles, integrated voice technology and radar, all discontinued products as of December 31, 2000. During the recent downturn in the automotive industry, we report operating losses for several consecutive quarters due to the significant decline in our product revenue during those periods. If there is another significant downturn in the automotive industry, we would expect to report additional operating losses in future periods.

We may not generate enough liquid assets to fund our ongoing operations

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At December 31, 2011, we had cash and cash equivalents of $23,839,000. Based on our current operating plan, we believe our cash on hand along with the proceeds from future revenues will be sufficient to meet operating needs for the foreseeable future. However, if our revenues decline, we will be forced to fund our operations from alternative sources, which may not always be available.

Our ability to market our products successfully depends on acceptance of our product by original equipment manufactures and consumers

Our automotive seat temperature control products, which generate a majority of our revenues, go through a lengthy development process before being included in a vehicle model’s seat. The process includes developing prototypes for proof of concept and then adapting the systems to actual products produced by existing seat manufactures. While we currently have active development programs with various partners, no assurance can be given that our products will be implemented in any particular seats. Furthermore, automotive manufacturers will only include our products if there appears to be demand for temperature control seats from the ultimate purchasers of vehicles. If vehicle purchasers conclude that temperature control seats are unnecessary or too expensive, OEMs and seat manufactures will not be interested in including our seat temperature control products in their vehicles.

Significant increases in the market prices of certain raw materials may adversely affect our business

Many of our products contain TEDs which contain certain raw materials that cannot generally be substituted. As an example, Tellurium is a raw material used in TEDs. If the market prices for these raw materials significantly increase, our gross profit may be adversely impacted as our suppliers pass those price increases on to us. A recent increase in the price of Tellurium is one example of the impact raw material prices could have on our business. Our suppliers passed the increase in Tellurium prices on to us and our ability to recover this increase from our customers was limited. Other key raw materials include copper, silver and petroleum based engineered plastics. Our business and operations could also be materially adversely affected by shortages in key raw materials.

The disruption or loss of relationships with vendors and suppliers for the components for our products could materially adversely affect our business

Our ability to manufacture and market our products successfully is dependent on relationships with both third party vendors and suppliers. We rely on various vendors and suppliers for the components of our products and procure these components through purchase orders, with no guaranteed supply arrangements. Certain components are only available from a limited number of suppliers. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows. Our business and operations could also be materially adversely affected by delays in deliveries from suppliers.

Production of our products in foreign countries entails risks of production interruption and unexpected costs

We outsource production of our CCS products to lower cost countries in order to be price competitive. Such outsourced production is currently completed by suppliers located in Mexico, Japan and China. W.E.T. maintains production facilities in lower cost countries for similar cost containment reasons. W.E.T. currently has production facilities in Hungary, Ukraine, China and Mexico. Our use of production facilities located outside of the United States entails risk of production interruption and unexpected costs due to the uncertain nature of foreign operations and extended logistics.

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

W.E.T. has significant personnel, property, equipment and operations in a number of countries outside of its headquarters in Germany, including China, Hungary, Mexico and the Ukraine. Long-term economic uncertainty in some of the regions of the world in which W.E.T. operates could result in the disruption of markets and negatively affect cash flows from W.E.T.’s operations to cover its capital needs and debt service.

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

Due to W.E.T.’s global operations, W.E.T. is subject to many laws governing international relations, including those that restrict where it can do business and what information or products it can supply to certain countries and foreign governments. Violations of these laws, which are complex, may result in criminal penalties or sanctions.

These and other factors may have a material adverse effect on W.E.T.’s international operations and therefore on our business and results of operations.

We are subject to significant currency risk associated with our investment in W.E.T.

The operations of W.E.T. represent a significant portion of our consolidated business. W.E.T.’s functional currency is the Euro and, as noted above, W.E.T.’s global transactions are conducted in a number of different currencies. We, in turn, are subject to foreign currency risks and foreign exchange exposure, pertaining to changes in the value of the Euro. Changes in the exchange rate of Euros to U.S. Dollars could significantly affect our reported revenues and earnings.

We may not be able to persuade potential customers of the merits of our products and justify their costs to increase our sales

Because of the sophisticated nature and relatively early stage of development of our main products, we have been, and will continue to be, required to educate potential customers and demonstrate that the merits of such products justify the costs associated with such products. We have relied on, and will continue to rely on, automobile manufacturers and manufacturers in other industries and their dealer networks to market our products. The success of any such relationship will depend in part on the other party’s own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and/or marketed by any such party. There can be no assurance that we will be able to continue to market our products successfully so as to generate meaningful product sales increases or to continue at existing sales volumes.

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

The automotive industry is subject to intense competition and our current automotive products may be rendered obsolete by future technological developments in the industry

The automotive component industry is subject to intense competition. Many of our competitors are substantially larger in size and have substantially greater financial, marketing and other resources than we do. Competitors are promoting new products that may compete with our products. Additionally, heat-only devices are readily available from our competitors at relatively low prices. Competition extends to attracting and retaining qualified technical and marketing personnel. There can be no assurance that we will successfully differentiate our products from those of our competitors, that the marketplace will consider our current or proposed products to be superior or even comparable to those of our competitors, or that we can succeed in establishing new or maintaining existing relationships with automobile manufacturers. Furthermore, no assurance can be given that competitive pressures we face will not adversely affect our financial performance.

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

Any failure to protect our intellectual property could harm our business and competitive position

We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will be approved. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Also, failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets.

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

The third parties that have agreed to reimburse portions of our research and development expenses generally also reserve the right to unilaterally terminate those contracts. There can be no assurance that we will continue to receive the third party reimbursements for any of our research and development efforts.

Our success will depend in large part on retaining key personnel

Our success will depend to a large extent upon the continued contributions of key personnel. The loss of the services of Daniel R. Coker, our President and Chief Executive Officer, Caspar Baumhauer, the Chief Executive Officer of W.E.T., or other officers could have a material adverse effect on the success of our business. Our success will also depend, in part, upon our ability to retain qualified engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel.

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

Our business exposes us to potential environmental liability risks

Because W.E.T. operates its own manufacturing facilities, it is exposed to potential environmental remediation risks which could materially and adversely affect our business and results of operations. Costs associated with environmental regulation at sites where W.E.T. may be liable and future expenses that W.E.T. may incur to remediate environmental damages could be considerably higher than anticipated.

Because many of the largest automotive manufacturers are located in foreign countries, our business is subject to the risks associated with foreign sales

Many of the world’s largest automotive manufacturers are located in foreign countries. Accordingly, our business is subject to many of the risks of international operations, including governmental controls, tariff restrictions, foreign currency fluctuations and currency control regulations. No assurance can be given that existing contracts will be honored by our foreign suppliers or customers.

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

Although there has been some improvement in economic conditions starting in 2010, the timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will continue to improve in the near future or that our financial results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of our Federal Net Operating Loss carryforwards (“NOLs”) which are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations. See Note 5 of our consolidated financial statements and related financial information indexed on page F-1 of this Report for a more complete description of our NOLs.

We may not realize significant benefits from the W.E.T. acquisition because of integration difficulties and other challenges.

The success of our acquisition of W.E.T. will depend, in part, on our ability to fully integrate W.E.T.’s business with our existing business. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of W.E.T. with the operations of Amerigon include, among others:

•	strict requirements and minority shareholder protections under German law relating to business integration;

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	diversion of management attention from ongoing business concerns to integration matters;

•	challenges assimilating management and other personnel from W.E.T., including because of differences in culture, language and background;

•	the size of W.E.T.’s operations relative to our existing business;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	operating risks inherent in the W.E.T. business and our business;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses and liabilities.

We may not accomplish the integration of W.E.T. smoothly, successfully or within the anticipated costs or timeframe. The diversion of the attention of management from our operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the W.E.T. acquisition and could adversely affect our business.

Moreover, we may only be able to integrate W.E.T.’s business with our existing business and maximize the benefits of the W.E.T. acquisition if we are able to implement a DPLTA (described below). Until such time, W.E.T. will continue to be operated as a separate business, with separate management, which could prevent us from realizing the full benefits anticipated from our acquisition of W.E.T.

The actions by minority shareholders of W.E.T. may limit our ability to integrate W.E.T.

Certain third parties continue to own an interest in W.E.T. Under German law, we cannot require W.E.T. to take actions that may result in cost savings and greater integration but would be deemed disadvantageous to W.E.T., unless and until a domination and profit and loss transfer agreement (a “DPLTA”) is effective. A certain minority shareholder of W.E.T. has challenged our ability to implement a DPLTA and we are currently engaged in litigation in Germany as a result of such challenge. Unless and until such litigation is resolved and a DPLTA is registered, our ability to take certain cost saving and integration measures may be delayed or may not be achievable at all. Under German law, all of our dealings with W.E.T. must be at arm’s length for as long as there are minority shareholders in W.E.T., unless a DPLTA has become effective.

The actions by minority shareholders of W.E.T. may cause us to incur significant costs.

As noted above, a certain minority shareholder of W.E.T. has challenged our ability to implement a DPLTA and we are currently engaged in litigation pertaining thereto. In addition, such minority shareholder has made several ancillary claims that relate to its opposition to the DPLTA and Amerigon’s acquisition of a majority interest in W.E.T. Our management may spend significant time defending against such challenge and such claims and we may incur significant costs in the process.

Following completion of the acquisition of W.E.T., we have a significant amount of goodwill and other intangible assets on our consolidated financial statements that are subject to impairment testing.

As a result of our acquisition of W.E.T. we now have significant goodwill and other intangible assets. We evaluate goodwill and indefinite life intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment is indicated and indefinite life intangible assets are impaired when their book value exceeds their fair value. The value of goodwill and other intangible assets from the allocation of the purchase price from the W.E.T. acquisition will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.

We have incurred and will continue to incur significant transaction and acquisition-related costs in connection with the acquisition of W.E.T.

We have incurred and will continue to incur significant costs in connection with the acquisition of W.E.T., including with respect to the ongoing litigation to have a DPLTA registered in Germany. However, the substantial majority of the acquisition costs were non-recurring expenses. We may, in the future, incur additional costs to maintain employee morale, retain key employees and formulate and implement our integration plans.

We may not be able to generate sufficient cash flows to meet our substantial debt service obligations resulting from the acquisition of W.E.T. and such substantial debt service obligations could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We incurred substantial additional debt in connection with the acquisition of W.E.T. Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

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

•	our ability to borrow more money for operations, working capital or to finance future mergers and acquisitions will be limited;

•	limiting our ability to refinance or repay debt obligations when they become due;

•	we are exposed to the risk of increased interest rates because a portion of our borrowings, including under our credit facility, are at variable rates of interest; and

•

our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited, thereby placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

The covenants to which we are subject under our credit facility restrict our ability to incur additional indebtedness, grant additional liens against our assets, prepay obligations, make investments and enter into various types of agreements. We are additionally prohibited from making general dividends and other payments with respect to our equity interests in cash, excluding any such payments with respect to the Preferred Shares. While not unusual for a financing of this type, the restrictions in our credit facility may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business plans.

Credit market developments may reduce availability under our credit agreement.

Due to the current volatile state of the credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to, extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lenders fail to honor their legal commitments under our credit facilities, it could be difficult in the current environment to replace our credit facilities on similar terms. Although we believe that our cash reserves, access to capital markets and existing credit facilities will give us the ability to satisfy our liquidity needs for at least the next 12 months, the failure of our lenders under our credit facilities may impact our ability to finance our operating or investing activities.

Holders of the Preferred Shares have rights that may restrict our ability to operate our business.

Under our Articles of Incorporation, we are subject to certain covenants that limit our ability to create new series of preferred stock, other than series junior to the Series C Convertible Preferred Stock (the “Preferred Shares”), and to offer and sell certain types of variable priced securities. We are also limited, with certain exceptions, in our ability to incur additional debt while the Preferred Shares are outstanding. Such restrictions may have an adverse effect on our ability to operate our business while the Preferred Shares are outstanding.

Risks Related to Our Common Stock

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

We have anti-takeover defenses that could make it more difficult for a third party to acquire a majority of our outstanding voting stock

Our Board of Directors (our “Board”) has the authority to issue up to 4,991,000 shares of Preferred Stock and to determine the price, rights (including conversion rights), preferences and privileges of those shares without any further vote or action by the shareholders; however, 7,000 Preferred Shares were issued as the Preferred Shares. Consequently, only 4,984,000 shares of preferred stock are available for issuance. Consistent with this authority, in January, 2009 our Board adopted a Shareholder Rights Plan (the “Rights Plan”) in which one purchase right was distributed as a dividend on each share of Company Common Stock held of record as of the close of business on February 10, 2009 (the “Rights”). If exercisable, each Right will entitle its holder to purchase from the Company one one-thousandth of a share of a newly created Series B Preferred Stock of the Company for $20.00 (the “Purchase Price”). The Rights will become exercisable if any person or group becomes the beneficial owner of 15% or more of the Company’s Common Stock or has commenced a tender or exchange offer which, if consummated, would result in any person or group becoming the beneficial owner of 15% or more of the Company’s Common Stock. If any person or group becomes the beneficial owner of 15% or more of the Company’s Common Stock, each right will entitle its holder, other than the acquiring person, to purchase a number of shares of the Company’s or the acquiror’s Common Stock having a value of twice the Purchase Price. The Rights are deemed attached to the certificates representing outstanding shares of Common Stock. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquiror from gaining control of the Company without offering a fair price to all of the Company’s shareholders; however, the existence of the Rights Plan and the rights of holders of any other shares of preferred stock that may be issued in the future, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

Our issuance of substantial amounts of our common stock to holders of Preferred Shares could adversely affect the value of our common stock.

Issuance by us of a substantial amount of additional shares of our common stock to the holders of Preferred Shares upon conversion of, redemption of or payment of dividends on such Preferred Shares as permitted by our Articles of Incorporation could adversely affect the prevailing market price of our common stock.

We are currently prohibited from making dividend payments on our common stock. Furthermore, we do not anticipate paying dividends on our common stock in the future.

Under the terms of our Articles of Incorporation, so long as any Preferred Shares are outstanding, no dividends or distributions (whether in cash, any securities or other property) are permitted to be made to holders of common stock. Furthermore, our bank credit facility also prohibits payment of dividends on our common stock so long as such facility is outstanding. We have never paid any cash dividends on our Common Stock and do not anticipate paying dividends in the near future.

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

If any holder of Preferred Shares converts its Preferred Shares into our common stock, or we use our common stock in connection with periodic redemptions of or dividend payments on, the Preferred Shares, our common stockholders will experience immediate dilution.

Any holder of the Preferred Shares may, at any time, convert its Preferred Shares into our common stock. If any holder of our Preferred Shares so converts, our common stockholders will experience immediate dilution. In addition, our common stockholders will also experience dilution when and if we issue shares of common stock in connection with periodic redemptions of and dividend payments on the Preferred Shares.

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

•	the ability of our customers to pay us and meet their other obligations to us under current contract terms and our ability to hold and expand our customer base;

•	increases in market interest rates that lead purchasers of our shares of capital stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any securities we may register or issue or additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	continuing high levels of volatility in the capital and credit markets; and

•	the realization of any of the other risk factors included in, or incorporated by reference to, this Report on Form 10-K.

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

Our common stock ranks junior to our Preferred Shares.

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

The market price of our common stock may decline as a result of our acquisition of W.E.T. if, among other things, we are unable to achieve the expected growth in earnings. The market price of our common stock also may decline if we do not achieve the perceived benefits of the W.E.T. acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the W.E.T. acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

Additional Risks Related to Our Series C Convertible Preferred Stock

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

Any failure to pay any amounts due to the holders of the Preferred Shares, as well as certain other triggering events, including, without limitation, our failure to timely deliver shares, our suspension of trading, our failure to keep reserved for issuance an adequate number of shares of common stock to cover conversion of the Preferred Shares, and breaches of certain representations, warranties and covenants that are not timely cured, where a cure period is permitted, would permit the holders of our Preferred Shares to compel our redemption of such Preferred Shares in cash at a price per share containing a significant premium to the stated value of the Preferred Shares, plus an additional make-whole amount per Preferred Share being redeemed. If one of the enumerated triggering events occurs, or if for any other reason we are required to redeem the Preferred Shares in cash prior to maturity, no assurance can be given that we would have the cash or financial resources available to us to make such a payment, and such an acceleration could cause us to be in default under or breach our obligations under our credit facility, have a material adverse effect on our business and financial condition and may impair our ability to operate our business as a going concern.

The Preferred Shares are subordinated to our credit facility.

We have incurred substantial indebtedness to finance our acquisition of W.E.T. The Preferred Shares rank junior and are subordinate to this bank indebtedness and certain other liabilities pursuant to, among other things, a subordination agreement entered into between investors in the Preferred Shares and our lender (the “Subordination Agreement”). Pursuant to the terms of the Subordination Agreement and our credit facility, we are not permitted to make, and the holders of our Preferred Shares are not permitted to accept, cash payments on account of the Preferred Shares unless no “Default” or “Event of Default” then exists under the credit facility or would result from the making of the payment and we are in compliance with the “Fixed Charge Coverage Ratio” under the credit facility. There are no comparable restrictions on our ability to pay obligations on the Preferred Shares through issuance of common shares. In the event of our bankruptcy, liquidation or winding-up, our assets will only be available to pay obligations on the Preferred Shares, including dividends and amortization amounts, after all of our indebtedness and other liabilities have been paid in full.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table presents the Company’s properties currently in use:

Facility	Location	Purpose	Sq Footage	Owned or leased	Monthly Rent	Lease Expiration

Amerigon Headquarters	Farmington Hills, MI U.S.A.	Corporate headquarters	12,100	Leased	$16,000	December 31, 2019

Amerigon R&D Facility	Irwindale, CA U.S.A	Research and development	33,000	Leased	$47,000	March 16, 2016

Material Research Facility	Azusa, CA U.S.A.	Materials research and development	10,100	Leased	$9,000	September 30, 2016

W.E.T. Headquarters	Odelzhausen, Germany	W.E.T. Headquarters	129,482	Owned	$—	—

W.E.T. Hungary	Pilisszentivan, Hungary	Warehouse and customer service center	298,386	Owned	$—	—

W.E.T. Ulkraine	Vinogradov, Ukraine	Manufacturing and warehouse	188,916	Owned	$—	—

W.E.T. Malta	Ta' Xbiex, Malta	Customer service center	2,153	Leased	$1,215	March 1, 2013

W.E.T. China	Langfang, China	Manufacturing	279,862	Owned	$—	—

W.E.T. Yongsan	Ulsan, South Korea	Warehouse	3,552	Leased	$1,858	November 12, 2013

W.E.T. Canada	Windsor, Canada	Customer service center	29,725	Leased	$40,017	February 14, 2020

W.E.T. Texas	Del Rio, TX U.S.A.	Warehouse	42,075	Leased	$17,085	June 15, 2012

W.E.T. Mexico	Acuña, Mexico	Manufacturing	84,734	Leased	$25,982	June 30, 2015

W.E.T. Comair	Shanghai, China	Customer service center	4,919	Leased	$6,619	November 30, 2012

On December 30, 2011, we amended our corporate headquarters lease to include approximately 19,600 of additional square feet commencing March 15, 2012. A second expansion of approximately 7,400 additional square feet will commence May 1, 2013. The current monthly rent for the corporate headquarters and research and development facility in Irwindale, California includes the rent and an allocation of operating expenses for property taxes and insurance. In addition to the facilities listed above, we also lease office space in Japan, Germany, Korea and China for marketing and sales activities. The combined cost of these three leases is approximately $25,000 per month.

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

ITEM 3.	LEGAL PROCEEDINGS

On August 16, 2011, W.E.T. held its annual general assembly meeting during which the W.E.T. shareholders approved the adoption of a Domination and Profit and Loss Transfer Agreement (“DPLTA”). Under the terms of the DPLTA, Amerigon Europe would take management control of W.E.T. and would directly receive W.E.T.’s annual profits and absorb W.E.T.’s annual losses, subject to certain conditions. Also under the DPLTA, the minority shareholders of W.E.T. would be guaranteed a recurring, annual payment (the “Guaranteed Compensation”) of EUR 3.71 per share of W.E.T. held, subject to statutory taxes and deductions, resulting in a net payment of EUR 3.17 per share beginning after the agreement is registered. However, the minority shareholders of W.E.T. could elect to forego the Guaranteed Compensation and instead tender their shares to Amerigon Europe for a one-time cash payment of EUR 44.95 per share after the agreement is registered. The DPLTA was to go into effect on January 1, 2012 or, if later, whenever the registration in the W.E.T. corporate register was announced, subject to any delay that may be ordered by German courts.

On September 15, 2011, Deutsche Balaton AG, a minority shareholder of W.E.T., filed an action in a Regional Court in Munich, Germany (the “German Lower Court”) to set aside the shareholder approval of the DPLTA based on an alleged violations of German corporate law. In response, W.E.T. filed an application with a higher court in Munich, Germany (the “German Higher Court”) to allow immediate registration of the DPLTA, notwithstanding the pending action in the German Lower Court. On December 14, 2011, the German Higher Court announced that it would not intervene to allow immediate registration of the DPLTA. As a result, the DPLTA cannot be registered, and cannot go into effect, until the minority shareholder action filed in the German Lower Court is resolved. Until the DPLTA is registered and effective, W.E.T. will not be subject to direct management control by the Company and W.E.T.’s profits can only be distributed by the declaration of dividends. At this time, the Company is unable to predict when the proceedings in the German Lower Court will be resolved. Deutsche Balaton AG has also filed ancillary claims against Amerigon Europe, W.E.T. and directors and officers of W.E.T. that relate to Deutsche Balaton’s opposition to the DPLTA and Amerigon’s acquisition of a majority interest in W.E.T.

We are subject to litigation from time to time in the ordinary course of our business, however there is no other current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2011.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol ARGN. The following table sets forth the high and low sale prices for our common stock as reported on the NASDAQ Global Select Market for each quarterly period from January 1, 2010 through December 31, 2011.

	High	Low
2010
1st Quarter	$11.68	$7.76
2nd Quarter	11.18	6.91
3rd Quarter	11.96	6.98
4th Quarter	11.65	9.33
2011
1st Quarter	$15.27	$10.14
2nd Quarter	17.38	13.32
3rd Quarter	18.02	11.96
4th Quarter	16.44	12.05

As of March 15, 2012, there were approximately 84 registered holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions. Under the terms of our Articles of Incorporation, so long as any shares of Series C Convertible Preferred Stock are outstanding, no dividends or distributions (whether in cash, any securities or other property) are permitted to be made to holders of common stock. Furthermore, our bank credit facility also prohibits payment of dividends on our common stock so long as such facility is outstanding. We have not paid any cash dividends since formation and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

The following table provides information as of December 31, 2011, with respect to our shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Common Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders:
2011 Plan:	386,000	$12.74	464,000
2006 Plan:	1,410,325	$7.33	23,088
1997 Plan:	367,500	$6.46	—

Total:	2,163,825		487,088

A description of the material features of the above plans is incorporated herein by reference to Note 8 of our consolidated financial statements and related financial information indexed on page F-1 of this Report.

Issuer Purchases of Equity Securities During Fourth Quarter 2011

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	—	—	—	—
November 1, 2011 to November 30, 2011	—	—	—	—
December 1, 2011 to December 31, 2011	778	$10,000	778	5,444

*	Represents repurchases of Series C Convertible Preferred Stock made in accordance with the Company’s Articles of Incorporation, which require periodic redemptions.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from our audited financial statements, some of which appear under Item 15 of this Report. These selected financial data might not be a good indicator of our expected results for fiscal 2012. You should read the selected financial data together with the financial statements and notes to financial statements from which this information is derived and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report. On May 16, 2011, we acquired a majority interest in W.E.T. As a result, the selected financial data for 2011 include W.E.T. for the period from May 16, 2011 to December 31, 2011 only and the selected financial data for 2007 to 2010 do not include W.E.T.

	Year Ended December 31,
	(In thousands except per share data)
	2011	2010	2009	2008	2007
Product revenues	$369,588	$112,403	$60,925	$63,613	$63,630
Operating income	18,881	12,131	908	4,554	7,705
Net income(a)	11,889	9,358	284	3,564	7,375
Gain (loss) attributable to non-controlling interest	1,545	(592)	(439)	—	—
Net income attributable to Amerigon Incorporated	10,344	9,950	723	—	—
Convertible preferred stock dividends	8,228	—	—	—	—
Net income attributable to common shareholders	2,116	—	—	—	—
Basic earnings per share:
Common Stock	0.09	0.46	0.03	0.16	0.34
Diluted earnings per share	0.09	0.44	0.03	0.16	0.33
Accumulated deficit	(25,716)	(27,832)	(37,782)	(38,505)	(42,069)

	As of December 31,
	(In thousands)
	2011	2010	2009	2008	2007
Working capital(b)	$65,955	$47,239	$33,542	$30,471	$30,538
Total assets	377,807	79,422	62,382	52,599	55,986
Long term obligations	108,279	688	427	392	450
Series C Convertible Preferred Stock	50,098	—	—	—	—

a)	Net income for the year ended December 31, 2010 reflects an adjustment in the valuation allowance relating to the Company’s Federal Net Operating Loss (NOL) carryforwards resulting in an income tax benefit of $1,375. During 2010, we completed a study related to the 1999 change in control limitation amount and determined that an additional $4,044 of these NOL’s were utilizable. See Note 5 of our consolidated financial statements and related financial information indexed on page F-1 of this Report for a more detailed explanation. During 2007, we completed a study of our research and development activities and related expenses for the period from 1999 through 2006. As a result of this study we determined that our research and development expenses qualify for certain Federal and state research and development tax credits (“R&D Credits”) for that period and a deferred tax benefit was recorded for the value of those credits of $1,700 which increased our net income for the year ended December 31, 2007.
b)	Represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this report. Consequently, you should read the following discussion and analysis of our financial condition and results of operations the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Forward-Looking Statements” in Item 1A of this report.

Overview

We design, develop and market proprietary high technology electronic systems for sale to automobile and truck original equipment manufacturers. In 2011, we completed our twelfth full year of producing and selling our Climate Control Seat™ (“CCS™”) product, which provides year-round comfort by providing both active heating and cooling to seat occupants.

We also sell a heated and cooled cup holder and a heated and cooled mattress which utilize our proprietary TED technology.

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

W.E.T.’s primary customers are also Tier 1 suppliers and automotive OEMs. W.E.T. also offers product solutions to other customer groups, namely customer groups related to seat heating equipment for the automotive aftermarket, ski lifts and sports stadiums and the production of ventilation systems for the automotive and various other industries.

We primarily sell directly to seat manufacturers, of which the five largest are Johnson Controls, Lear Corporation, Magna, Bridgewater Interiors and Prevent Group.

We operate as a Tier II supplier to the auto industry. Inherent in this market are costs and commitments well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to automotive manufacturers requiring the coordination and testing of proposed new components and sub-systems. Revenues from these expenditures may not be realized for two to three years as the manufacturers tend to group new components and enhancements into annual or every two to three year vehicle model introductions. These customers in turn sell our product, as a component of an entire seat or seating system, to automotive OEMs.

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

Accrued Warranty Costs

Historical Amerigon does not offer our customers explicit warranty terms; however, we do honor warranty claims for defective products. W.E.T. offers customers explicit warranty terms. We have secured errors and omissions insurance which provides certain coverage for defects in our product designs; however, historical Amerigon does not maintain a product recall insurance policy. W.E.T. maintains a product recall insurance policy. Provision for estimated future cost of warranty for product delivered is recorded when revenue is recognized. While we believe our warranty reserve is adequate and that the judgment applied is appropriate, such estimates could differ materially from what will actually transpire in the future. The warranty policy is reviewed by management annually. Based on historical information available to the Company and claims filed to date, the warranty accrual is periodically adjusted to reflect management’s best estimate of future claims.

Litigation Reserves

We record estimated future costs related to new or ongoing litigation. These estimates include costs associated with attorney fees and potential claims and assessments less any amounts recoverable under insurance policies.

Allowance for doubtful accounts

We record an allowance for doubtful accounts once exposure to collection risk of an accounts receivable is specifically identified. We analyze the length of time an accounts receivable is outstanding, as well as a customer’s payment history to determine the need for and amount of an allowance for doubtful accounts.

Income Taxes

We record income tax expense using the liability method which specifies that deferred tax assets and liabilities be measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and state tax rates. A valuation allowance is provided for a portion of our net deferred tax assets when we consider it more likely than not that the asset will not be realized. At December 31, 2011 and 2010, a valuation allowance has been provided for an estimated portion of our NOLs generated prior to a 1999 change in control, as defined by the internal revenue code, which limits our ability to utilize those NOLs. At our currently expected rate of future taxable income, we expect to utilize the NOLs not subject to this limitation during 2011. If future annual taxable income were to be significantly less than current and projected levels, there is a risk that some of our NOLs not already provided for by the valuation allowance would expire prior to utilization. We do not expect significant differences between our taxable income and our book earnings before income taxes.

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

Patent Costs

Our business strategy largely centers on designing products based upon internally developed and licensed technology. When possible, we protect these technologies with patents. We capitalize the costs of purchasing, developing and filing new patent applications. These costs consist of legal and filing fees. These costs are then amortized on a straight-line basis over their estimated economic useful life which ranges from 4 to 17 years. We periodically review the recoverability and remaining life of our capitalized patents based upon market conditions, competitive technologies and our projected business plans. Changes in these conditions could materially impact the carrying value for our capitalized patents.

Results of Operations Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table presents select operations data for the period as reported, amounts for W.E.T. operations and amounts for Amerigon less the W.E.T. amounts representing the historical portion of Amerigon. These Historical Amerigon financial results, which are non-GAAP measures, are provided to help shareholders understand Amerigon’s results of operations in light of the acquisition of W.E.T. These non-GAAP financial measures should be viewed in addition to, and not as an alternative for, Amerigon’s reported results prepared in accordance with GAAP.

	Twelve month period ended December 31, 2011			Twelve month ended December 31, 2010
	As Reported	Less: W.E.T.	Historical Amerigon
	(In Thousands)
Product revenues	$369,588	$237,248	$132,340	$112,403
Cost of sales	274,841	179,374	95,467	79,664

Gross margin	$94,747	$57,874	$36,873	$32,739
Gross margin percent	25.64%	24.39%	27.86%	29.13%
Operating expenses:
Net research and development expenses	28,440	18,793	9,647	9,653
Acquisition transaction expenses	5,316	468	4,848	—
Selling, general and administrative expenses	42,110	27,747	14,363	10,955
Operating income	18,881	10,866	8,015	12,131
Earnings before income tax	16,942	9,050	7,892	12,279

Product Revenues.    Product revenues for 2011 were $369,588,000 compared with product revenues of $112,403,000 for 2010, an increase of $257,185,000, or 229%, primarily reflecting additional revenue for W.E.T. of $237,248,000. The W.E.T. revenues include the effects of the first historical Amerigon vehicle program to be produced in a W.E.T. facility totaling $9,316,000. The remaining increase of $19,937,000 attributable to historical Amerigon was primarily the result of a much improved automotive marketplace. Unit shipments of CCS were 1,922,000 during 2011 compared with unit shipments of 1,597,000 during 2010, an increase of 325,000 units. The higher product revenues and unit volumes are due to increased shipments on vehicles that were launched during 2010 and, for 2011, include a full year’s worth of production activity. These include the Ford F-250, Ford Explorer, Hyundai Veracruz, Kia Sportage, Kia Optima and Kia Sonata. Strong product revenue performance was partially offset by lower sales volumes for the Jaguar XJ and Land Rover Range Rover. Strong demand for our heated and cooled mattress in the first full year of sales, as well as for our heated and cooled cup holder also contributed to the growth in product revenues.

Cost of Sales.    Cost of sales increased to $274,841,000 during 2011 from $79,664,000 during 2010. This increase of $195,177,000 or 245%, is primarily attributable to the costs of sales of W.E.T. of $179,374,000. The remaining increase of $15,803,000 attributable to historical Amerigon is due to higher sales volumes and slightly lower gross profit percentages. The gross profit percentage during 2011 was approximately 26% compared with 29% during 2010. This decrease in gross profit was the result of an unfavorable change in product mix and higher raw material costs. Partially offsetting this decrease is a greater coverage of fixed costs at the higher volume levels.

Net Research and Development Expenses.    Net research and development expenses increased to $28,440,000 during 2011 from $9,653,000 during 2010, reflecting additional research and development expenses for W.E.T. of $18,793,000. We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $42,110,000 during 2011 from $10,955,000 during 2010. This $31,155,000, or 284%, increase is primarily due to the selling, general and administrative expenses for W.E.T. of $27,747,000, or 89%, of the total increase. The remaining $3,408,000, increase attributable to historical Amerigon is due to full a year’s worth of expenses at our China office, an increase in the number of sales and marketing employees at our Korea office, certain costs related to integration activities of W.E.T. and higher bad debt expense related to certain receivable balances. Higher compensation expense from employee merit and headcount increases also contributed to higher 2011 historical Amerigon selling, general and administrative expenses compared with 2010.

Income Tax Expense.    We recorded an income tax expense of $5,053,000 during 2011 representing an effective tax rate of 29.8%. Our tax rate differs from the federal statutory rate for a number of factors. Factors increasing our tax expense include state and local taxes, expenses that are not deductible for tax purposes, certain acquisition expenses incurred in conjunction with the W.E.T. Acquisition that are not tax deductible, withholding taxes imposed when our subsidiaries pay upstream dividends, and non deductible stock compensation. Factors that decrease our tax expense include research and development tax credits, tax exempt income, which includes a portion of our foreign currency gains, nontaxable gains on derivatives and lower tax rates in certain foreign jurisdictions. See Note 5 to our Consolidated Financial Statements for further discussion regarding these differences. During 2010, we recorded an income tax expense of $2,921,000. This amount included and adjustment to our deferred tax asset valuation allowance which lowered income tax expense by $1,375,000. This adjustment reflected a change in the amount of Federal Net Operating Losses that are limited due to a 1999 change in control. Our effective tax rate during 2010, prior to this adjustment was 35% on pre-tax income of $12,279,000.

Results of Operations Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Product Revenues.    Product revenues for 2010 were $112,403,000 compared with product revenues of $60,925,000 for 2009, an increase of $51,478,000, or 84%. Higher sales were primarily the result of a much improved automotive marketplace causing higher vehicle production levels on existing programs, new model introductions and the full year effect of the addition of a rear seat option on certain existing programs. Modest initial shipments of our heated and cooled mattress, which was launched at the very end of the third quarter 2010, and our heated and cooled cup holder which was launched at the end of the third quarter, also contributed to the higher product revenue levels. Unit shipments of CCS were 1,597,000 during 2010 compared with unit shipments of 874,000 during 2009, an increase of 723,000 units or 83%. The higher product revenues and unit volumes on existing programs were due to a partial recovery from historically low vehicle production levels experienced during 2009, during which there was a significant decline in the overall automotive market. Automotive production and sales volumes, impacted by slowing worldwide economic activity and decreasing availability of consumer credit during 2009, were significantly higher during 2010 as compared to 2009. Production of light vehicles in North America increased by 39% to 11.9 million during 2010 from 8.6 million during 2009. New vehicles equipped with CCS and launched during 2010 included the Ford F250, Ford Explorer, Infiniti QX56, Nissan Patrol, Hyundai Veracruz, Hyundai Tucson, KIA Sportage, KIA Optima and KIA Sonata. Several programs that were new in 2009 including the Ford Taurus, Infiniti G Convertible, Nissan 370Z Roadster, KIA Mohave, KIA Borrego, and KIA Opris, and rear seat applications on two existing programs including the Jaguar XJ and Land Rover Range Rover had higher revenue during 2010 due to the impact of shipments being made during the full year.

Cost of Sales.    Cost of sales increased to $79,664,000 during 2010 from $45,166,000 during 2009. This increase of $34,498,000, or 76%, is attributable to higher sales volumes offset partially by a higher gross profit percentage. The gross profit percentage during 2010 was 29% and was 26% during 2009. This increase is primarily attributable to a favorable change in the mix of products sold, lower raw material costs, and a greater coverage of fixed cost at the higher volume levels. TED’s, which represent the key component of the CCS system, contain the metal Tellurium (“Te”). During 2010, we had a lower cost for Te. We have implemented changes to the manufacturing process for our TEDs which enable us to use less Te per component. These changes impacted a portion of our TED purchases during 2010; over time we expect to extend the program to the balance of our TED purchases.

Net Research and Development Expenses.    Net research and development expenses increased to $9,653,000 during 2010 from $5,994,000 during 2009. This $3,659,000, or 61%, increase was primarily due to the advanced TE materials program. When we formed our research and development subsidiary, ZT Plus, certain ongoing expenses associated with our advanced TE materials program were transferred to the new partnership and were partially funded by our partner, 5N Plus. These activities, and the associated cost, were expanded since that formation date. Effective March 1, 2010, we purchased 5N Plus’ 50% ownership and since that date have been providing 100% of the necessary funding. Development spending in 2010 also included work on new products, such as the heated and cooled mattress, heated and cooled cup holder and cold storage box and improvements in our current CCS system. The costs associated with these projects were greater during 2010 primarily due to some of the projects reaching the commercial launch phase of development. Partially offsetting these increases were higher research and development reimbursements which fluctuate from period to period due to the timing of different phases of the various underlying projects.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $10,955,000 during 2010 from $8,857,000 during 2009. This $2,098,000, or 24%, increase is primarily due to the opening of our European office, expenses associated with the planned opening of an office in China and an increase in the number of sales and marketing employees. We have increased our marketing resources in order to support increased activities in South Korea, Europe and China. Our selling, general and administrative expenses for 2010 also include $607,000 in legal fees associated with a patent infringement lawsuit with our then-competitor W.E.T. We had recorded a contingent liability for these fees at the end of 2009 totaling $500,000. During the fourth quarter 2010, we increased this accrual by $307,000 reflecting incurred costs in excess of the original $500,000 liability plus an additional $300,000 representing an estimate of fees to be incurred in the future. These patent infringement lawsuits were settled upon consummation of our acquisition of W.E.T. in 2011. No gain or loss from the lawsuit was recorded in conjunction with the acquisition.

Income Tax Expense.    We recorded an income tax expense of $2,921,000 during 2010. This amount included an adjustment to our deferred tax asset valuation allowance which lowered income tax expense by $1,375,000. This adjustment reflects a change in the amount of Federal Net Operating Losses that are limited due to a 1999 change in control. Our effective tax rate, prior to this adjustment was 35% on pre-tax income of $12,279,000. Our current income tax expense is expected to be substantially offset by our net operating loss carry forwards. Therefore, we did not have a significant cash outlay for income taxes during 2010. During 2009, we recorded an income tax expense totaling $325,000 reflecting a 53% effective tax rate on pre-tax income of $609,000. This higher effective tax rate is attributable to the effect of certain expenses, such as stock option expenses for Incentive Stock Options and other expenses that are not deductible for tax purposes. As our pretax earnings approach break even, as it did during 2009, these expenses have a disproportionate impact on the effective rate.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	December 31, 2011	December 31, 2010
	(in Thousands)
Cash and cash equivalents	$23,839	$26,584
Short-term investments	–	9,761

	$23,839	$36,345

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of further business opportunities. Cash and cash equivalents decreased by $2,745,000 and our short-term investments decreased by $9,761,000 in 2011.

Cash provided by operating activities during 2011 was $35,370,000 and was attributable to net income of $11,889,000, plus non-cash adjustments. Non-cash adjustments included depreciation and amortization of $23,352,000, loss on revaluation of derivatives of $6,118,000 stock compensation of $2,073,000, provision for doubtful accounts of $1,241,000, and other items. Partially offsetting these was a net increase in net operating assets and liabilities of $7,338,000 and excess tax benefit from equity awards of $3,257,000.

As of December 31, 2011, working capital was $65,955,000 as compared to $47,239,000 at December 31, 2010, an increase of $18,716,000, or 40%. This increase is primarily related to the acquisition of W.E.T. in which we acquired working capital totaling $60,342,000. This amount was partially offset by cash used to purchase W.E.T. totaling $23,299,000 and cash used for acquisition expenses totaling $4,848,000 and the current maturities of long-term debt totaling $14,570,000.

Cash used in investing activities was $117,104,000 during 2011, reflecting the purchase of W.E.T. net of cash acquired totaling $113,432,000., purchases of property and equipment totaling $10,636,000, cash paid to acquire new patents and patent application filings of $1,180,000. Purchases of property and equipment for the period are primarily related to equipment purchases for newly launched production programs, expansion of production capacity and replacement of existing equipment. These amounts were partially by offset by maturities of short-term investments of $9,761,000.

Cash provided by financing activities was $85,548,000 during 2011, reflecting borrowings under the Bank of America credit facility (described below) totaling $138,168,000, proceeds from the sale of our Series C Convertible Preferred Stock net of related transaction expenses totaling $61,403,000, proceeds from the sale of embedded derivatives of $2,610,000, excess tax benefit from equity awards of $3,257,000, proceeds from sale of W.E.T. equity to non-controlling interests of $1,175,000 and $3,345,000 in proceeds of Common Stock option exercises. These amounts were partially offset by repayments of borrowings of $110,775,000, including W.E.T. refinancing of its long term debt totaling $42,754,000, $4,493,000 paid for financing costs, $7,780,000 in cash paid to redeem a portion of the Series C Convertible Preferred stock and cash paid to pay Series C Preferred stock dividends totaling $1,362,000.

On March 31, 2011, we issued 7,000 shares of our Series C Convertible Preferred Stock (each a “Preferred Share” and, collectively, the “Preferred Shares”) having an initial stated value of $10,000 per Preferred Share, subject to adjustment. We received approximately $64,013,000 in net proceeds from the sale, after deducting placement agent fees and other offering expenses which totaled $5,987,000. We used the net proceeds from this offering to fund, in part, the W.E.T. acquisition.

Holders of the Series C Convertible Preferred Stock are entitled to receive, out of funds legally available, therefore, dividends payable in cash (if permitted under the Bank of America credit facility), our Common Stock (if certain equity conditions are satisfied or waived as of the applicable date), or any combination thereof, at the election of the Company, at the rate of 8% per annum of the stated value, payable quarterly in arrears on September 1, December 1, March 1 and June 1 of each year, commencing September 1, 2011. Dividends on our Series C Convertible Preferred Stock are cumulative from the date of initial issuance.

The Series C Convertible Preferred Stock is to be redeemed in nine equal quarterly installments beginning on September 1, 2011 and ending on September 1, 2013 (each, an “Amortization Date”) by paying cash, issuing shares of our Common Stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends. Total Series C Convertible Preferred Stock installments made as of December 31, 2011 are as follows:

	(In Thousands)
	Installment Payments ($)	Cash ($)	Stock ($)	Stock (shares)
Dividend	$3,604	$1,241	$2,363	204
Principal	15,560	7,780	7,780	670

Total	$19,164	$9,021	$10,143	874

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

On March 30, 2011, we and our subsidiary, Amerigon Europe, entered into a new credit agreement with a syndicate of banks led by Bank of America (the “US Bank of America credit facility”) and W.E.T. and W.E.T. Automotive Systems Ltd., a Canadian corporation wholly owned by W.E.T., entered into a credit facility with the same syndicate of banks (the “W.E.T. Bank of America credit facility”). We cancelled our then existing credit facility with Comerica Bank.

The US Bank of America credit facility provides two term notes (referred to as the “US Term Note and Europe Term Note”) and a $25,000,000 revolving line of credit note (“US Revolving Note”). The W.E.T. Bank of America credit facility provides W.E.T. with a €30,000,000 term note (“W.E.T. Term Note”) and a €10,000,000 revolving line of credit note (“W.E.T. Revolving Note”).

We and W.E.T. borrowed the following amounts on each note:

Borrowing proceeds on March 31, 2011	Currency Borrowed	US Dollars
	(In Thousands)
US Term Note	$35,000	$35,000
Europe Term Note (1)	€23,426	$33,000
US Revolving Note	$19,011	$19,011

Borrowing proceeds on May 31, 2011
W.E.T. Term Note (1)	€30,000	$42,072
W.E.T. Revolving Note	€—	$—

Total borrowed		$129,083

(1)	The Europe Term Note and the W.E.T. Term Note were drawn and are denominated in the European Euro.

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

The W.E.T. Term Note proceeds were used to repay then existing W.E.T. senior indebtedness.

In addition to the initial borrowing under the US Revolving Note, we made $8,000,000 in additional borrowings and $27,011,000 in repayments. No amounts were outstanding under either the US Revolving Note or the W.E.T. Revolving Note as of December 31, 2011 and $25,000,000 and €10,000,000 were available under each note, respectively.

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

The US Term Note and Europe Term Note are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 20% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Term Note is subject to quarterly principal payments totaling 20% annually. Principal outstanding under both the US Bank of America credit facility and W.E.T. Bank of America credit facility will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.30% – 1.60% at December 31, 2011) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”), which varies based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. The base rate is equal to the highest of the Federal Funds Rate (0.04% at December 31, 2011) plus 0.5%, Bank of America’s prime rate (3.25% at December 31, 2011), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period was 3.0% for Eurocurrency Rate Loans and 2.0% for Base Rate Loans.

The Company must maintain certain financial ratios including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio as defined by the Bank of America credit agreement. The loans are secured by all of the Company’s assets.

As of December 31, 2011, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility and the W.E.T. Bank of America credit facility.

The following table summarizes the Company’s debt at December 31, 2011.

	Interest Rate	(in thousands) Principal Balance
US Term Note	3.58%	$33,250
Europe Term Note	4.32%	4,389
US Revolving Note	—	—
W.E.T. Term Note	4.09%	34,903
W.E.T. Revolving Note	—	—
Capital Leases	5.5%	3,705

Total debt		76,247
Current portion		(14,570)

Long-term debt, less current maturities		$61,677

We had no outstanding debt at December 31, 2010.

On August 16, 2011, W.E.T. held its annual general assembly meeting during which the W.E.T. shareholders approved the adoption of a Domination and Profit and Loss Transfer Agreement (“DPLTA”). Under the terms of the DPLTA, when the DPLTA is registered, the minority shareholders of W.E.T. will be guaranteed a recurring, annual payment (the “Guaranteed Compensation”) of EUR 3.71 per share of W.E.T. held, subject to statutory taxes and deductions, resulting in a net payment of EUR 3.17 per share beginning in 2012; however, the minority shareholders of W.E.T. can elect to forego the Guaranteed Compensation and instead tender their shares to Amerigon Europe for a one-time cash payment of EUR 44.95 per share after the agreement is registered. If all minority shareholders of W.E.T. tendered their shares, the total payment obligation of Amerigon Europe would be approximately EUR 33,139,000.

In order to provide financing for the potential tender offer to the minority shareholders of W.E.T., the Company entered into an amendment to the US Bank of America credit facility, on October 28, 2011. The amendment provides for a $45,000,000 term loan facility for Amerigon Europe to replace Amerigon Europe’s existing Europe Term Note. Of such available amount, approximately $4,389,000 will be drawn upon to pay the balance of the Europe Term Note that was outstanding on December 31, 2011 resulting in existing availability under the new Amerigon Europe term loan facility on the date of execution of approximately $40,611,000. Amerigon Europe is permitted to access this additional term loan financing in one or more draws through no later than January 1, 2013, and the proceeds of such draws may only be used by Amerigon Europe to fund the potential tender of shares of W.E.T. in connection with the DPLTA.

A minority shareholder of W.E.T. has filed an action in Germany to set aside the shareholder approval of the DPLTA based on an alleged violations of German corporate law. As a result, the DPLTA has not yet been registered and will not go into effect until the minority shareholder action is resolved.

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing activities. Based on its current operating plan, management believes cash and equivalents at December 31, 2011 along with proceeds from future revenues are sufficient to meet operating needs for the foreseeable future.

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

Presentation of Comprehensive Income.    In June 2011, the FASB issued ASU No. 2011-05 which amends Topic 220 (Comprehensive Income). ASU No. 2011-05 is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The amended guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is to be applied retrospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We expect the adoption of ASU No. 2011-05 will change the presentation of our consolidated financial statement.

Testing Goodwill for Impairment.    In September 2011, the FASB issued ASU No. 2011-08 which amends Topic 350 (Intangibles-Goodwill and Other). ASU No. 2011-08 is intended to simplify how entities test goodwill for impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 could impact our methodology for assessing the fair value goodwill on an annual basis.

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

Tabular Disclosure of Contractual Obligations

As of December 31, 2011, the following amounts, aggregated by type of contract obligation, are known to come due in the periods stated:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Long-Term Debt Obligations	$72,542	$11,928	$35,897	$24,717	$—

Capital Lease Obligations	$3,705	$2,642	$1,063	$—	$—

Operating Lease Obligations	$12,210	$3,570	$4,154	$2,586	$1,900

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations under our Bank of America credit facilities and foreign currency contracts. We have in the past, and may in the future, place our investments in bank certificates of deposits, debt instruments of the U. S. government, and in high-quality corporate issuers.

Our purchases of certain of our components are denominated in Japanese Yen. In order to protect ourselves from changes in the exchange rate between the U.S. Dollar and Japanese Yen we periodically enter into foreign currency forward contracts to purchase the Japanese Yen. As of December 31, 2011 we had no open forward currency contracts.

Our subsidiary, W.E.T., is exposed to market risk from changes in foreign currency exchange rates, short term interest rates and price fluctuations of certain material commodities such as copper. Foreign currency exchange risks are attributable to sales to foreign customers not denominated in the seller’s functional currency, foreign plant operations, intercompany indebtedness and purchases from foreign suppliers and include exposures to the European Euro, Canadian Dollar, and Mexican Peso. W.E.T. regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from this risk by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. While W.E.T. continuously monitors the hedging program, derivative positions and hedging strategies and maintains documentation as to the hedging objectives, practices and procedures, W.E.T. has not typically designated its derivatives as hedging instruments for accounting purposes.

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000,000 or $12,944.000 as of December 31, 2011, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then six month Euro Interbank Offered Rate (“EURIBOR”), 1.62% at December 31, 2011, plus 1.40% and pays interest equal to the six month EUIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.22 at December 31, 2011, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100. W.E.T. has entered into offsetting derivative contracts that cancel out the payment due under the CRS through 2012.

In July 2011, the Company entered into a series of interest rate swap contracts and a interest rate cap agreement designated as cash flow hedges in order to hedge the exposure to variable market interest rates on the Company’s senior debt. Gains and losses reported in accumulated other comprehensive income will be reclassified to earnings once the Company’s senior debt is repaid. Information on the interest rate swap contracts is as follows:

Contract Type	Contract Term	(in thousands) Notional Value	Hedged Instruments	Fixed Rate	Variable Rate	Rate Cap
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Cap	March 31, 2016	€14,250	W.E.T. Term Note	—	3 month EURIBOR	2.75

Information related to the fair values of derivative instruments in our consolidated balance sheet as of December 31, 2011 is as follows (in thousands):

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,489)
					Non current liabilities	(17,189)
Total CRS		Level 2				$(19,678)	$(19,678)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$2,675	Current liabilities	$(2,262)	$413
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(206)	$(206)
Commodity derivatives	Not a hedge	Level 2			Current liabilities	$(144)	$(144)

Information related to the effect of derivative instruments on our consolidated income statements is as follows (in thousands):

	Location	Year Ended December 31, 2011	Year Ended December 31, 2010
Foreign currency derivatives	Cost of sales	$(15)	$(84)
	Revaluation of derivatives	(5,162)	—
	Foreign currency gain (loss)	1,613	—

Total foreign currency derivatives		$(3,564)	$(84)

CRS	Revaluation of derivatives	$(3,411)	$—
Commodity derivatives	Revaluation of derivatives	$(155)	$—
Series C Convertible Preferred Stock embedded derivatives (see Note 7)	Revaluation of derivatives	$2,610	$—
Interest Rate Swap	Interest Expense	$(84)	$—
	Other Comprehensive Income	$(206)	$—

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

December 31, 2011

	Expected Maturity Date
	2012	2013	2014	2015	2016	2017	2018	Total	Fair Value
	(In Thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$2,641	$1,064	$—	$—	$—	$—	$—	$3,705	$3,705
Average Interest Rate	5.50%	5.50%	0.00%	0.00%	0.00%	0.00%	0.00%	5.50%
Variable Rate ($USD)	$3,938	$4,813	$5,687	$6,562	$12,250	$—	$—	$33,250	$33,250
Average Interest Rate	3.58%	3.58%	3.58%	3.58%	3.58%	0.00%	0.00%	3.58%
Variable Rate (€EUR)	$7,991	$8,385	$8,498	$8,610	$5,808	$—	$—	$39,292	$39,292
Average Interest Rate	4.39%	4.39%	4.39%	4.39%	4.39%	0.00%	0.00%	4.39%
Derivative Financial Instruments:
Interest Rate Swap ($USD)	$55	$38	$8	$—	$—	$—	$—	$101	$101
Average Interest Rate	0.59%	0.80%	1.07%	0.00%	0.00%	0.00%	0.00%	0.74%
Interest Rate Swap ($USD)	$55	$42	$8	$—	$—	$—	$—	$105	$105
Average Interest Rate	0.58%	0.75%	1.10%	0.00%	0.00%	0.00%	0.00%	0.71%
Interest Rate Cap (€EUR)	$—	$—	$—	$—	$47	$—	$—	$47	$47
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	1.54%	0.00%	0.00%	1.54%

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

December 31, 2011

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(In Thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive USD$/Pay EUR€)
Total Contract Amount(€)	€8,176	€4,327					€12,503	€(552)
Average Contract Rate	1.3217	1.3867	—	—	—	—	1.3450
(Receive HUF/Pay EUR€)
Total Contract Amount (€)	€7,665						€7,665	€(825)
Average Contract Rate	284.21	—	—	—	—	—	284.21
(Receive CHF/Pay EUR)
Total Contract Amount (€)	€10,252						€10,252	€1,595
Average Contract Rate	1.4400	—	—	—	—	—	1.4400
(Receive KRW/Pay EUR€)
Total Contract Amount (€)	€1,805						€1,805	€8
Average Contract Rate	1,495.50						1,495.50
$US functional currency
Forward Exchange Agreements:
(Receive USD$/Pay CAD$)
Total Contract Amount ($)	$9,426						$9,426	$(43)
Average Contract Rate	1.0185	—	—	—	—	—	1.0185
(Receive USD$/Pay JPY¥)
Total Contract Amount ($)	$1,243						$1,243	$75
Average Contract Rate	82.0739	—	—	—	—	—	82.0739
(Receive USD$/Pay MXN)
Total Contract Amount ($)	$6,906						$6,906	$(387)
Average Contract Rate	13.3222	—	—	—	—	—	13.3222

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

December 31, 2011

	Carrying Amount	Fair Value
On Balance Sheet Commodity Position and Related Derivatives

	Expected Maturity 2012	Fair Value
Related Derivatives
Futures Contracts ( ):
Contract Volumes (metric tons)	100
Weighted Average Price (per metric ton)	$8,800
Contract Amount ($)	$880,000	(144)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Financial Information – Selected Quarterly Financial Data

Unaudited Quarterly Financial Data

For the Years Ended December 31, 2011 and 2010

(In thousands, except per share data)

	For the three months ended,
	March 31, 2011	June 30, 2011(1)	September 30, 2011	December 31, 2011(1)
Product revenues	$35,796	$77,137	$125,639	$131,016
Gross margin	10,456	19,219	30,844	34,228
Operating income	869	4,024	5,814	8,174
Net income (loss)	(666)	818	1,519	10,218
Loss (gain) attributable to non-controlling interest	—	523	(348)	(1,720)
Net income (loss) attributable to Amerigon Incorporated	(666)	1,341	1,171	8,498
Convertible preferred stock dividends	—	(2,923)	(2,815)	(2,490)
Net income (loss) attributable to common shareholders	(666)	(1,582)	(1,644)	6,008
Basic earnings per share	$(0.03)	$(0.07)	$(0.07)	$0.26
Diluted earnings per share	$(0.03)	$(0.07)	$(0.07)	$0.25

	For the three months ended,
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Product revenues	$24,188	$28,812	$30,486	$28,917
Gross margin	6,643	8,704	8,805	8,587
Operating income (loss)	2,379	3,351	4,008	2,393
Net income (loss)	1,543	2,117	2,563	3,135
Loss attributable to non-controlling interest (a)	107	190	128	167
Net income (loss) attributable to Amerigon Incorporated	1,650	2,307	2,691	3,302
Basic earnings per share	$0.08	$0.11	$0.12	$0.15
Diluted earnings per share	$0.07	$0.10	$0.12	$0.15

(1)	During the second quarter of 2011, the Company recorded a gain on a derivative financial instrument of $2,610, net of tax of $971. In the fourth quarter, the Company realized the gain was not taxable and no taxes should have been recorded. The tax impact was reversed in the fourth quarter. Had this adjustment been recorded in the second quarter instead of the fourth quarter, our basic and diluted earnings per share would have been a loss of $0.03 in the second quarter and income of $0.22 and $0.21, respectively in the fourth quarter. Management of the Company concluded the effect of the fourth quarter adjustment was not material to the Company’s second and fourth quarter 2011 financial statements.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by our Annual Report on Form 10-K, in light of the material weakness in Internal Control over Financial Reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America.

(b)	Internal Control over Financial Reporting

Management’s Annual Report

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-l5(f) of the Exchange Act. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011, based upon the framework in “Internal Control—Integrated Framework”. Management’s assessment identified a material weakness in accounting for significant, non-routine transactions. Specifically, we did not have sufficient numbers of highly skilled accountants to provide for a timely analysis, documentation and review of matters arising from the acquisition of W.E.T. Automotive Systems, AG which closed on May 16, 2011.

As allowed pursuant to guidance from the Securities and Exchange Commission (which states that management may omit an assessment of an acquired business’ internal control over financial reporting from its assessment of internal control over financial reporting for a period not to exceed one year) we have excluded from our evaluation the internal control over the financial reporting of our wholly owned subsidiary W.E.T. Automotive Systems, AG, which we acquired on May 16, 2011. From the acquisition date through December 31, 2011, net revenues of W.E.T. Automotive Systems, AG represented 64% of our consolidated net revenues. As of December 31, 2011, total assets and net tangible assets of W.E.T. Automotive Systems, AG represented 86% of consolidated total assets and 90% of consolidated net tangible assets, respectively.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2011.

Management’s Remediation Plan

We plan to remediate our material weakness in accounting for significant, non-routine transactions by hiring additional highly skilled accountants.

Changes in Internal Control over Financial Reporting

Except as described above, during the fiscal quarter ended December 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is risk a that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

All directors are elected annually and serve a one-year term until the next annual meeting. Our current directors are as follows:

Name	Age	Biographical Information	Director Since
Lon E. Bell, Ph. D.	71	Founded Amerigon in 1991 and is currently a special consultant to the Company. Dr. Bell Served as President and Chief Executive Officer of the Company’s BSST subsidiary from 2000 until 2010. Dr. Bell served as Director of Technology until 2000, Chairman of the Board and Chief Executive Officer until 1999, and President until 1997. Dr. Bell received a B.S. in mathematics, a M.S. in rocket propulsion and a Ph.D. in mechanical engineering from the California Institute of Technology. Dr. Bell is a director of publicly-traded Aura Systems Inc.	2007

Francois J. Castaing	66	Retired in 2000 as technical advisor to the Chairman of DaimlerChrysler Corporation. Prior to his retirement, Mr. Castaing spent thirteen years with Chrysler Corporation in senior vice-presidential positions. From 1980 to 1987, Mr. Castaing was Vice President of Engineering and Group Vice President Product and Quality of American Motors, until Chrysler acquired that company. Mr. Castaing began his career with Renault as Technical Director for Renault Motorsport Programs. He serves on the board of FIRST: For Inspiration and Recognition of Science and Technology, a non-for-profit foundation. Mr. Castaing is a director of publicly-traded TRW Automotive Holdings Corp.	2001

Daniel R. Coker	59	President and Chief Executive Officer of Amerigon since 2003. Mr. Coker joined Amerigon in 1996 as Vice President of Sales and Marketing. Prior to joining Amerigon, Mr. Coker worked with Arvin, Inc. from 1986 through 1995 as Vice President and General Manager of North American Operations. Mr. Coker received his Bachelor’s degree from Tennessee Technological University.	2007

Name	Age	Biographical Information	Director Since

John M. Devine	67	Retired Executive Chairman and Chief Executive Officer from 2010 to 2011 of Dana Holding Corporation, a publicly traded supplier to the global automotive, commercial vehicle and off-highway markets. Retired in 2006 as Vice Chairman and Chief Financial Officer of General Motors Corporation, positions he held from 2001 to 2006. Prior to joining General Motors, Mr. Devine served as Chairman and Chief Executive Officer of Fluid Ventures, LLC, an Internet start-up investment company. Previously, Mr. Devine spent 32 years at Ford Motor Company, where he last served as Executive Vice President and Chief Financial Officer. Mr. Devine holds a B.S. in economics from Duquesne University and an M.B.A. in business administration from the University of Michigan.	2008

Maurice E.P. Gunderson	60	Managing Member of the consulting firm Shingebiss, LLC. Previously, Mr. Gunderson spent 15 years as the co-founder and Managing Director of Nth Power, a venture capital firm specializing in investments emerging from the global restructuring of the energy industry and four years at CMEA Capital, a San Francisco based venture capital firm. Mr. Gunderson received a B.A. and M.S. in mechanical engineering from Oregon State University and an M.B.A. from Stanford University. Mr. Gunderson is a director of the following privately-held companies: NuScale Power, Inc., Contour Energy, Inc. and Scion-Sprays Ltd.	2007

Oscar B. Marx, III	73	Chairman of the Board of Directors since 1999 and Interim Chief Executive Officer of the Company from October 2001 through March 2003. Mr. Marx served as President and CEO of TMW Enterprises, Inc., a private investment firm located in Troy, Michigan, from 1995 to 2001. In 1994, Mr. Marx was President and Chief Executive Officer of Electro-Wire Products (predecessor to TMW Enterprises, Inc.), a major supplier of electrical distribution systems to the automotive industry. After 32 years of service, Mr. Marx retired from Ford Motor Company in 1994 as Vice President of its Automotive Components Group (currently known as Visteon Corporation).	1999

Name	Age	Biographical Information	Director Since

Carlos Mazzorin	70	Retired Magna International, Inc and Ford Motor Company senior executive. Until his retirement in 2010, Mr. Mazzorin served as President and Chief Operating Officer of Magna Electronics, Inc. When Mr. Mazzorin’s concluded his 30 years of service at Ford in 2002, he was Group Vice President of South America and Asia Pacific and Global Purchasing. Mr. Mazzorin currently serves on the Board of Directors of privately-held Bombardier Recreational Products and Management Engineers Consulting.	2011

James J. Paulsen	72	Retired Ford Motor Company senior executive. Until his retirement in 1995, Mr. Paulsen served as President of Ford’s China Operations, with responsibilities for initiating Ford’s entry into the China market. He was also Executive Director of the Corporate Quality Control Office reporting to the company President. Mr. Paulsen has served as General Manufacturing Manager for several of Ford’s major component divisions.	1999

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

Dr. Bell founded our Company and previously served as its Chief Executive Officer and President; consequently, he is very familiar with the operations of our business. Dr. Bell is also a leading scientist in the field of thermoelectrics. His technical knowledge is key to our development of new materials, products and processes. He also has extensive experience in working with governmental agencies, historically one of the key sources of funding for our research and development.

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

Mr. Devine has held senior executive positions at both General Motors and Ford Motor Company in the area of finance. Having served at various times as the Chief Financial Officer of both automakers, he has extensive expertise in the areas of finance, strategic planning and management. Mr. Devine’s finance background makes him an important member of our Audit Committee. His extensive experience in the automotive industry, including his recent experience as Chief Executive Officer of a major automotive supplier, makes him an important part of our Board.

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

Mr. Mazzorin has over 40 years of experience working in progressively responsible supply chain and operations management positions within the automotive industry. He served as President and Chief Operating Officer of Magna Mirrors from 2002 to 2007 and Magna Electronics from 2007 to 2010. Mr. Mazzorin brings critical supply-chain management skills to the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports furnished to us during or with respect to 2011, or written representations that no filings on Form 5 were required, we believe that during 2011 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with, except as follows: James L. Mertes has determined that he failed to report the exercise of options to purchase common stock in June 2008 on Form 4 and he will make a corrected filing on Form 5.

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

Director Nominations by Security Holders

There have been no material changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of filing of the Company’s definitive proxy statement filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders. Security holders wishing to send nominations or other communications directly to the Board of Directors or to a specific member of the Board of Directors are asked to send such communications via U.S. Mail to the attention of Barry G. Steele, Secretary of Amerigon Incorporated, 21680 Haggerty Road, Suite 101, Northville, Michigan 48167. Security holders sending such communications should clearly mark the item as intended for delivery to the Board of Directors or to a specific member of the Board of Directors of Amerigon. Mr. Steele has been instructed by the Board of Directors to screen each communication so received only for the limited purposes of ascertaining (1) whether such communication is indeed from a security holder and (2) whether such communication relates to Amerigon. Mr. Steele will promptly forward copies of all such communications that pass his limited screening to each member of the Board of Directors, in the case of communications to the entire Board of Directors, or to the particular member addressee. Delivery by Mr. Steele will be completed by mail, facsimile or e-mail, as Mr. Steele determines is appropriate.

Audit Committee Information

An Audit Committee has been established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is currently comprised of directors Castaing, Devine and Marx.

Audit Committee Financial Experts

The Board of Directors has reviewed the experience, qualifications and skills of each member of the Audit Committee and determined that Mr. Devine, (who meets the Nasdaq heightened standard of independence for audit committee purposes and who is currently the Chairman of the Audit Committee) is an “audit committee financial expert,” as such term is used in Item 407 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Mr. Devine’s experience that qualifies him as an audit committee financial expert includes his previous experience as the Vice Chairman and Chief Financial Officer of General Motors and as the Executive Vice President and Chief Financial Officer of Ford Motor Company. The Board of Directors has determined that Mr. Marx (who meets the Nasdaq heightened standard of independence for audit committee purposes) also qualifies as an audit committee financial expert. Mr. Marx’s experience that qualifies him as our audit committee financial expert includes his experience as the Chief Executive Officer of a major automotive industry supplier and his experience as Vice-President of Ford Motor Company’s Automotive Components Group, and his recent experience as the President and Chief Executive Officer of a private investment firm.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee

The Company’s Compensation Committee is responsible for evaluating the Chief Executive Officer’s and all other executive officers’ performance, including with respect to established goals and objectives, and making recommendations to the Board of Directors concerning all direct and indirect compensation, benefits and perquisites (cash and non-cash) for the executive officers based on such evaluation. The Company’s Compensation Committee is currently comprised of two Independent Directors (as defined in Item 13 below), Messrs. Gunderson and Paulsen. The Compensation Committee held 4 meetings during 2011.

The compensation of the executive officers of our majority-owned subsidiary, W.E.T., is set by written agreement previously entered into by and between W.E.T. and such executive officers. The Compensation Committee has no influence on the compensation of such individuals. Furthermore, so long as W.E.T. is operated as a separate entity from Amerigon, its majority stockholder, decisions concerning compensation of W.E.T.-employed executive officers will be made by the W.E.T. Supervisory Board and not by the Board of Directors of Amerigon.

The Board of Directors has adopted a written charter for the Compensation Committee, a current copy of which is available on the Company’s website at www.amerigon.com under the link “About”; a copy may also be obtained free of charge by delivering written request to: Barry G. Steele, Secretary of Amerigon Incorporated, 21680 Haggerty Road, Suite 101, Northville, Michigan 48167.

The Compensation Committee may delegate any of its responsibilities to subcommittees as the Compensation Committee deems appropriate. The Committee has the authority to retain compensation consultants to assist in the evaluation of compensation, and has the sole authority to retain and terminate such firms and to approve their fees and other retention terms. The Compensation Committee also has authority to retain other advisors. Compensation consultants were retained by the Compensation Committee in January, 2012 for the purpose of supplying compensation survey data for use in setting 2012 base compensation, but not for the purpose of determining or recommending the amount or form of compensation for our directors or executive officers and no additional services, unrelated to the purpose of such consultation, were provided by any such consultants or advisors to the Company. No compensation consultants or advisors were retained by the Compensation Committee during 2011.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth below under the caption “Compensation Discussion and Analysis” with our management. Based on this review and discussion, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Comparability.    Based on reviews of information from various publications and hired consultants, their extensive experience with compensation practices in other businesses, information included in proxy statements of similar companies with comparable market capitalization and comparable revenues, and its members’ subjective review of the reasonableness and fairness of proposed compensation in light of all relevant circumstances, the Compensation Committee has determined that the salaries paid to the Company’s executives are in line with the compensation offered by other similarly-situated companies and that the bonus compensation is reasonable. The Compensation Committee has also determined that the total compensation, including equity compensation, paid to the Company’s executive officers is reasonable and fair based on the independent information available. The list of companies which we consider to be comparable for purposes of the above analysis, and for which our independent consultants have recently provided benchmark data, are CTS Corp, Drew Industries, Inc., Fuel Systems Solutions, Inc., Gentex Corp., Littlefuse, Inc., Measurement Specialties, Inc., Methode Electornics, Inc., Modine Manufacturing, Inc., Motorcar Parts of America, Inc., Pulse Electronics Corp., Stoneridge, Inc., Strattec Security Corp. and Superior Industries International. We believe such companies are generally comparable to our Company in terms of revenue, market capitalization and industry.

Salaries.    The Compensation Committee’s policy is to provide salaries that it believes are necessary to attract and retain qualified executives. In determining its recommendations for executive officer salaries, the Compensation Committee generally relies on the recommendations of its President and Chief Executive Officer and on the Compensation Committee’s review of salaries paid to similar officers at comparable companies as described above under “Comparability”. The Compensation Committee also considers individual performance, the executive officer’s position and experience, the Company’s financial resources, the executive officer’s existing salary and the salaries of our other officers and employees. On an annual basis, executive salaries are reviewed by the Compensation Committee. Salary increases for executive officers are generally granted after this review. Historically, such increases have been between 3% and 5% and represented a combination of both a cost of living / inflation adjustment and a merit raise. For 2011 and 2012, the Compensation Committee concluded that a regular salary increase, based on the criteria stated above and consistent with the range stated above, was appropriate.

Bonuses.    The Compensation Committee’s policy is to make a meaningful portion of an executive’s compensation contingent on achieving performance targets for the year. For three years ending 2011, the Compensation Committee concluded to adopt a different bonus plan (the “New Bonus Plan”) that focused on achievement of personal goals. All of our executive officers participated in the New Bonus Plan in 2009 and 2010 except for Lon Bell, who participated in the BSST bonus plan in 2009 and received no bonus in 2010. Dr. Bell retired on December 31, 2010.

The Bonus Plan is designed to encourage Company employees to operate as entrepreneurial stakeholders and reward them for bringing value to the Company by meeting or exceeding financial and operational objectives. To be eligible to receive an incentive award under the Bonus Plan, an employee must be employed on the bonus payment date. For 2011, 2010 and 2009, the Bonus Plan was divided into two distinct reporting periods, the first half of the year and the second half of the year. Upon achievement of the applicable criteria for each half, eligible employees were entitled to receive bonuses of a pre-determined amount. The achievement or failure to achieve the applicable criteria for one half of the year was not used to determine whether the criteria for the other half of the year had been achieved.

The Compensation Committee, working with management, establishes individual performance objectives for each individual participating in the Bonus Plan. The objectives are broad-ranging and, depending upon the individual’s position, included items such as eliminating or reducing specific expenditures, completing engineering objectives, developing new business, streamlining operations, completing other specific projects and other similar types of objectives. None of the individual performance objectives pertain to company-wide financial performance targets. All individual performance targets are subjective and the Bonus Plan gives the Compensation Committee the right to determine if the pre-determined objectives have been met.

For 2011, the Compensation Committee determined that all of named executive officers achieved their individual, subjective performance objectives and recommended to the Board of Directors that bonuses be paid to each of them. The Board of Directors adopted such recommendation in February, 2012.

The Compensation Committee does not have a formal written policy regarding adjustment of bonus payments if the relevant performance measures or underlying facts upon which they are based are restated or otherwise adjusted in a manner that would materially increase or reduce the size of the incentive payment, but the Compensation Committee concluded that, for 2011, no such restatement or adjustment occurred.

Equity Incentives.    The Compensation Committee uses the award of stock options to executive officers to retain them and provide a long-term incentive to increase shareholder value. The Compensation Committee’s policy is that these equity incentives should be a significant portion of an executive’s potential compensation because increasing shareholder value is management’s primary objective. Whenever stock options are awarded, the Company’s policy is to fix the exercise price of the options at the fair market value of the underlying shares on the date of grant. Therefore, such options only provide compensation if the price of the underlying shares increases. As of December 31, 2011, there remained 23,088 shares and 464,000 shares available for grant under the 2006 and 2011 Equity Incentive Plans, respectively. No shares remain available for grant under the 1993 Stock Option Plan or the 1997 Stock Incentive Plan. The Committee does not have a policy of timing option grants in coordination with the release of material non-public information. The Committee generally considers equity incentive grants on an annual basis and at varying times throughout the year, generally based upon recommendations from the Board of Directors that additional equity incentives are appropriate.

The Compensation Committee’s policy has been to grant options that vest over a specific period (generally three or four years) to provide an incentive for the recipient to remain with us, to provide a long-term incentive and to lessen the accounting charge for such options (which is generally amortized over the vesting period). We do not have any stock ownership requirements for executive officers; however, each of our executives has a significant number of exercisable options. During 2011, we adopted a stock ownership requirement for directors which is described further below under “Compensation of Directors.”

The vesting of all of our option and restricted share awards may, upon certain determinations by the Board of Directors, accelerate upon a change in control to provide a greater incentive for all optionees to complete change in control transactions that benefit shareholders by allowing them to participate in the benefits of the transaction regardless of whether their employment will continue. The vested portion of options granted to executives and directors generally remain exercisable after termination of employment until their original expiration date, subject to the discretion of the Committee. The Committee’s policy is to provide new executives with stock options to attract them to us. The number of options awarded is based on negotiations with new executives, management’s recommendations and the Committee’s subjective judgment primarily after reviewing the number of options granted to our other executives.

Defined Benefit Plan.    During 2008, the Compensation Committee recommended a new defined benefit plan benefiting the Company’s President and Chief Executive Officer, Daniel R. Coker. Such plan was subsequently approved by the Independent Directors. The defined benefit plan is intended to entice the Company’s President and Chief Executive Officer, Daniel R. Coker to maintain employment with the Company for a considerable period of time. Stability and competence at the executive level was a key factor in our decision to recommend such plan. The plan, more fully described in Note 14 of our consolidated financial statements and related financial information indexed on page F-1 of this Report, includes a vesting period that began on April 1, 2011 and continues for six years. The considerable period of time between adoption of the plan and its full vesting is consistent with our compensation goals of retaining a qualified President and Chief Executive Officer. The plan provides for fifteen annual benefit payments of $300,000 each beginning January 1, 2018. Based on our review of the benefits offered to President and Chief Executive Officers of other similarly-situated companies, and based on our desire to retain the services of Mr. Coker, we believe that the defined benefit plan is fair and reasonable. Other than the defined benefit plan described above, Amerigon does not maintain any post-retirement medical benefits, non-qualified deferred compensation plans or retirement or pension plans, other than our 401(k) Plan, which is available to all of our employees.

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

Employment and Change in Control Agreements.    The Company’s policy, as approved by the Compensation Committee is to not execute formal employment agreements with our executive officers. The Compensation Committee believes that it has been able to attract qualified executives without the need to negotiate and enter into formal agreements. Notwithstanding the foregoing, the executive officers of W.E.T. had, prior to our acquisition of a majority interest in W.E.T., entered into written employment agreements with W.E.T (“Service Agreements”). Copies of the Service Agreements were filed as exhibits to our Current Report on Form 8-K dated August 4, 2011. The Service Agreements provide that W.E.T. executive officers will receive a base salary, an annual performance-based bonus calculated pursuant to objective measurements set forth in the applicable Service Agreement and a discretionary bonus determined by the W.E.T. Supervisory Board. The Service Agreements also provide for automobile allowances, reimbursement of expenses, paid vacation time, pension contributions, death and disability insurance coverage and severance. The Compensation Committee was not in a position to influence the terms of the Service Agreements at the time of their execution and plays no role in determining whether the W.E.T. executive officers have achieved their bonus targets or should receive a discretionary bonus.

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

Restricted Stock.    The Compensation Committee elected to grant a special, one-time, payment of restricted stock to selected executives in 2011 for the extraordinary work performed to consummate the acquisition of W.E.T. The allocation of such grant among such executive officers was determined based on the relative impact each such officer had in bringing the acquisition of W.E.T. to completion.

Special Payments on Restricted Stock Vesting.    The Compensation Committee concluded to make special one-time bonuses to selected executives in 2009 upon the vesting of restricted stock they held. Such executive officers had received restricted stock in prior years and, as a result of the vesting of such restricted stock during 2009, were required to make estimated tax payments in respect of those shares in early 2009. Because no bonus was paid to this group of executive officers during 2008, the Compensation Committee determined it was appropriate to assist such officers in the payment of their estimated tax obligations by granting them one-time special bonus payment. The Compensation Committee considered these special one-time bonuses when they established the amount of bonus to be paid to such executive officers for 2009 under the New Bonus Plan.

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

Summary Compensation Table

The following table sets forth compensation information for 2011, 2010 and 2009 for the following “Named Executive Officers”: (1) our Chief Executive Officer (CEO), (2) our Chief Financial Officer (CFO) and (3) our three most highly compensated executive officers other than our CEO and our CFO who were serving as executive officers at the end of 2011. In light of W.E.T.’s significant contribution to Amerigon’s consolidated revenues and earnings, W.E.T. executive officers are treated as executive officers for purposes of this Form 10-K, but are employees of W.E.T.

Name and Principal Position	Year	Salary ($)(a)	Option Awards ($)(b)	Restricted Share Awards ($)(c)		Non-Equity Incentive Plan Compensation ($)(d)	Changes in Non- qualified Deferred Compen- sation Earnings ($)(e)		All Other Compen- sation ($)(f)	Total ($)
Daniel R. Coker, President and Chief Executive Officer	2011 2010 2009	$340,000 308,672 291,200	$373,200 – 156,450		$252,000 – –	$275,000 300,000 195,000		$263,000 228,000 202,000	$42,567 21,592 33,216	$1,545,767 858,264 877,866

Daniel J. Pace, Vice President of Sales and Marketing	2011 2010 2009	$203,800 195,961 188,424	$186,600 – 52,150		$50,400 – –	$100,000 120,000 85,000	$	– – –	$11,594 10,480 11,889	$552,394 326,441 337,463

Barry G. Steele, Vice President of Finance, Chief Financial Officer, Secretary and Treasurer	2011 2010 2009	$214,376 204,168 192,611	$186,600 – 52,150		$201,600 – –	$135,000 135,000 115,000	$	– – –	$13,472 19,853 25,517	$751,048 359,021 385,278

Stephen C. Davis, Vice-President of Engineering and Product Development (g)	2011 2010	$224,640 208,000	$186,600 –	$	– –	$135,000 110,000	$	– –	$9,939 9,475	$556,179 362,148

Caspar Baumhauer, W.E.T. Chief Executive Officer(h)	2011	$433,200	$–		$–	$589,536		$–	$16,595	$1,039,331

(a)	During 2009, 2010 and 2011, none of the Named Executive Officers earned a non-equity bonus that was not based on the achievement of a pre-established performance target. Bonuses earned that were tied to pre-established performance targets are reported under the column entitled “Non-Equity Incentive Plan Compensation.”
(b)	The dollar amount shown is based on the grant date fair market value of the options awarded during the applicable year as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (formerly SFAS 123R). For a full description of all of the assumptions made in the valuation of option awards, see Note 8 of our consolidated financial statements and related financial information indexed on page F-1 of this Report.
(c)	The dollar amount shown is based on the grant date price of Amerigon’s common stock.
(d)	See “Compensation Discussion and Analysis – Bonuses” for a description of non-equity incentive plan compensation for executive officers under our incentive bonus plan. The amounts shown for 2009 were awarded to the applicable executive based on 2009 service; however but a portion of such amounts was not paid until 2010. The amounts shown for 2010 were awarded to the applicable executive based on 2010 service; however but a portion of such amounts was not paid until 2011. The amounts shown for 2011 were awarded to the applicable executive based on 2011 service; however a portion of such amounts was not paid until 2012.
(e)

On August 8, 2008, the Company established The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated (the “Defined Benefit Plan”) with an effective date of April 1, 2008. Daniel Coker, the Company’s President and Chief Executive Officer, is expected to be the only participant in the Defined Benefit Plan which will, if fully vested, provide for fifteen annual retirement benefit payments of $300,000 each beginning January 1, 2018. Mr. Coker will become entitled to receive such retirement benefit payments, or a portion thereof, through his continuous service to the Company as follows: Mr. Coker will become proportionally vested in the benefit over a six year period starting on April 1, 2011. The Company has also established a corporate-owned life insurance policy (“COLI”) on the life of Oscar Marx III, the Chairman of the Company’s Board of Directors. The COLI is held by a trust established for payment of benefits under the Defined Benefit Plan. We have accounted for the Defined Benefit Plan in accordance with Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan” which requires that the Company record a projected benefit obligation representing the present value of future plan benefits when earned by the participant. As of December 31, 2011, the recorded projected benefit obligation was $1,142,000. For a full description of all of the assumptions made in the valuation of the projected benefit obligation under the Defined Benefit Plan, see Note 14 of our consolidated financial statements and related financial information indexed on page F-1 of this Report.

(f)	See “Compensation Discussion and Analysis – Perquisites”, “Compensation Discussion and Analysis – Vacation Pay” and “Compensation Discussion and Analysis – Special Payments on Restricted Stock Vesting” for a description of other compensation paid to executive officers. The amounts shown include payments by the Company for (i) unused vacation time off, (ii) 401(k) matching contributions paid by the Company for the benefit of the Named Executive Officer, (iii) automobiles used by the Named Executive Officers, (iv) club memberships used by Mr. Coker and (v) amounts paid upon vesting of restricted stock to enable employees to make his estimated tax payments on the compensation income associated with such vesting event. With respect to (iii) and (iv), the Company has only disclosed the portion of such items determined to be related to the Named Executive Officer’s personal use.
(g)	Mr. Davis was named an executive officer in May, 2010; however, the amounts shown represent his compensation for all of 2010.
(h)	The Company acquired a majority interest in W.E.T. on May 16, 2011. The amounts shown as having been paid to Mr. Baumhauer reflect amounts earned after May 16, 2011. Furthermore, such amounts were paid in Euros and converted to U.S. Dollars based on the average exchange rate as of December 31, 2011. Mr. Baumhauer’s total compensation for 2011 was EUR 1,190,000 or $1,656,574 and was paid pursuant to the terms of his Service Agreement with W.E.T.

Grants of Plan Based Awards

The following table sets forth information concerning each grant of an award made during 2011 to each of our Named Executive Officers.

Name	Grant Date	Payouts Under Non-Equity Incentive Plan Awards ($)(a)	Restricted Stock Awards (#)(b)	Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Daniel R. Coker	May 2, 2011		15,000			$252,000
	September 2, 2011(c)			80,000	$12.60	$373,200
		$275,000

Daniel J. Pace	May 2, 2011		3,000			$50,400
	September 2, 2011(c)			40,000	$12.60	$186,600
		$100,000

Barry G. Steele	May 2, 2011		12,000			$201,600
	September 2, 2011(c)			40,000	$12.60	$186,600
		$135,000

Stephen C. Davis	September 2, 2011(c)		–	40,000	$12.60	$186,600
		$135,000

Caspar Baumhauer(d)		$589,536	–	–	–	–

(a)	See “Compensation Discussion and Analysis – Bonuses” for a description of incentive plan compensation for executive officers under our incentive bonus plan. For the purposes of this table, the cash amount shown under “Payouts Under Non-Equity Incentive Plan Awards” is the actual cash bonus the named executive officer received for his performance for 2011, a portion of which was paid in 2012. The Compensation Committee did not modify or waive any of the criteria applied to determine if the incentive plan award show above was earned. For an explanation of the amount of salary and non-equity incentive plan awards in proportion to total compensation, see “Compensation Discussion and Analysis – General Compensation Objectives”.
(b)	The Compensation Committee elected to grant a special, one-time, payment of restricted stock to selected executive officers in 2011 for the extraordinary work performed to consummate the acquisition of W.E.T.
(c)	The grant of this option was subject to contingencies that were not waived by the Board of Directors until February 23, 2012.

(d)	The Company acquired a majority interest in W.E.T. on May 16, 2011. The amount shown as having been paid to Mr. Baumhauer reflects the amount earned after May 16, 2011. Furthermore, such amount was paid in Euros and converted to U.S. Dollars based on the exchange rate as of December 31, 2011. Mr. Baumhauer’s total payout under non-equity incentive plan awards for 2011 was EUR675,000 or $939,653.

Outstanding Equity Awards at Fiscal Year End

The following tables set forth information concerning unexercised options and unvested restricted stock for each of the Named Executive Officers as of December 31, 2011.

Option Awards
		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Grant Date	Exercisable	Unexercisable
Daniel R. Coker	3/11/2009(b) 9/2/2011(c)	— —	50,000 80,000	$2.62 12.60	3/11/2019 9/2/2018

Daniel J. Pace	3/11/2009(b) 9/2/2011(c)	— —	16,667 40,000	2.62 12.60	3/11/2019 9/2/2018

Barry G. Steele	12/29/2006(c) 7/23/2008(a) 3/11/2009(b) 9/2/2011(c)	24,000 35,000 — —	— — 16,667 40,000	9.66 8.02 2.62 12.60	12/29/2016 7/23/2018 3/11/2019 9/2/2018

Stephen C. Davis	2/20/2009(c) 9/2/2011(c)	25,000 —	50,000 40,000	3.75 12.60	2/20/2019 9/2/2018
Caspar Baumhauer		—	—	—	—

(a)	The option is subject to a vesting schedule in which the underlying shares are available for purchase in three equal installments on June 30, 2009, June 30, 2010 and June 30, 2011.
(b)	The option is subject to a vesting schedule in which the underlying shares are available for purchase in three equal installments on the first, second and third anniversary of the grant date.
(c)	The option is subject to a vesting schedule in which the underlying shares are available for purchase in four equal installments on the first, second, third and fourth anniversary of the grant date.

	Stock Awards
Name	Number of Shares of Stock that Have Not Vested(a)	Market Value of Shares of Stock that Have Not Vested(b)
Daniel R. Coker	10,000	$142,600
Daniel J. Pace	2,000	$28,520
Barry G. Steele	8,000	$114,080
Stephen C. Davis	—	—
Caspar Baumhauer	—	—

(a)	Restricted shares that are currently unvested will vest 50% on May 2, 2012 and 50% on May 2, 2013, conditioned upon the executive officer’s continued employment with the Company.
(b)	Market value is based on the closing price of the Company’s common stock as of December 31, 2011.

Employment Agreements

The only Named Executive Officer that is party to an employment agreement is Caspar Baumhauer. A description of his employment agreement is found above under “Compensation Discussion and Analysis—Employment and Change in Control Agreements”.

Option Exercises and Stock Vested

The following table represents (1) options that were exercised in 2011 by Named Executive Officers of the Company and (2) restricted stock held by Named Executive Officers of the Company that vested during 2011:

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized On Exercise ($)(a)	Number of Shares Acquired on Vesting (#)(b)	Value Realized On Vesting ($)(c)
Daniel R. Coker	100,000 100,000 75,000	(d) (e) (f)	$657,492 1,197,492 370,119	5,000	$84,000

Daniel J. Pace	11,667 16,667	(g) (h)	63,697 180,997	1,000	16,800

Barry G. Steele	9,000 1,800 33,333	(i) (j) (k)	80,870 16,511 406,886	4,000	67,200

Stephen C. Davis	—		—	—	—

Caspar Baumhauer	—		—	—	—

(a)	The “Value Realized on Exercise” is equal to the difference between the market price of the underlying Common Stock on the date of exercise and the exercise price of the options.
(b)	The shares listed became vested on May 2, 2011.
(c)	The “Value Realized on Vesting” is equal to the number of shares that vested multiplied by the market value of such shares of Common Stock on the date of vesting.
(d)	These options were exercised on November 9, 2011 at an exercise price of $8.02 per share.
(e)	These options were exercised on November 9, 2011 at an exercise price of $2.62 per share.
(f)	These options were exercised on November 9, 2011 at an exercise price of $9.66 per share.
(g)	These options were exercised on August 31, 2011 at an exercise price of $8.02 per share.
(h)	These options were exercised on August 31, 2011 at an exercise price of $2.62 per share.
(i)	These options were exercised on September 13, 2011 at an exercise price of $3.50 per share.
(j)	These options were exercised on September 14, 2011 at an exercise price of $3.50 per share.
(k)	These options were exercised on November 9, 2011 at an exercise price of $2.62 per share.

Pension Benefits

The following table sets forth information concerning the Company’s defined benefit plan:

Name	Plan Name	Number of Years of Credited Service (#)(a)	Present Value of Accumulated Benefit ($)(b)	Payments During Last Fiscal Year ($)
Daniel R. Coker	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated	1	$1,142,000	$—

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

(b)	Amount represents the present value of future benefits under the Defined Benefit Plan through December 31, 2011. For a full description of all of the assumptions made in the valuation of the projected benefit obligation under the Defined Benefit Plan, see Note 14 of our consolidated financial statements and related financial information indexed on page F-1 of this Report.

Potential Payments Upon Termination or Change in Controls

Under the terms of the Company’s 2011 and 2006 Equity Incentive Plans, 1997 Stock Incentive Plan and 1993 Stock Option Plan, the occurrence of a “change in control” of the Company, as such term is defined in each plan, may result under certain circumstances in immediate vesting of the unvested options issued under each plan. Under the terms of each plan, the Board of Directors, acting as the committee administering each plan, has discretion in determining the consequences of such change in control.

Under the terms of Caspar Baumhauer’s Service Agreement, upon termination of his employment he is entitled to two times his annual salary, continued use of an automobile for two years and a final bonus. Other W.E.T. executive officers have similar provisions in their Service Agreements.

Upon a change in control, assuming the Board of Directors were to determine that all restrictions with respect to restricted stock awards would terminate and all unvested stock options would vest, the Named Executive Officers would receive the following benefits, assuming such event occurred effective December 31, 2011:

	Restricted Shares	Securities Underlying Unvested Options
Name	Number of Securities	Number of Securities	Option Exercise Price	Estimated Value of Payments upon a Change in Control(a)
Daniel R. Coker	10,000	50,000 80,000	$2.62 12.60	$582,000 132,800 142,600

Daniel J. Pace	2,000	16,667 40,000	2.62 12.60	194,004 66,400 28,520

Barry G. Steele	8,000	16,667 40,000	2.62 12.60	194,004 66,400 114,080

Steve C. Davis		50,000 40,000	3.75 12.60	525,500 66,400

Caspar Baumhauer	—	—	—	—

(a)	The values shown for each Named Executive Officer are based on the following assumption: that the benefit of acceleration of the vesting of options equals the difference between the closing sales price of our common shares on December 31, 2011 and the exercise price of the unvested options multiplied by the number of common shares underlying the unvested options held by the executive at December 31, 2011; provided, however, that negative amounts are treated as having zero value.

Compensation of Directors

For 2011, non-employee directors received the following compensation as consideration for their service in their capacity as directors, in addition to reimbursement for out-of-pocket expenses incurred in attending Board of Directors and committee meetings:

•	an annual fee of $10,000 ($50,000 for the Chairman of the Board);

•	$2,000 for Board of Director meetings they attend;

•	$1,000 for committee meetings they attend; and

•

pursuant to the Company’s 2011 and 2006 Equity Incentive Plans, options to purchase 10,000 shares of Company Common Stock on the first business day of each calendar year, if they were a director on such date, or, if applicable, on the first date they first became a director, at an exercise price equal to the fair market value of such shares on the date of grant. These options are not exercisable until the first anniversary of the date of grant, conditioned upon such director remaining a director through such first anniversary, and expire on the tenth anniversary of the date of grant.

Employee directors did not receive any additional compensation in recognition for their service as a director of the Company.

The following table sets forth information concerning the compensation paid to our directors during 2011:

Name (a)	Fees Earned or Paid in Cash ($)	Options Awards ($)(b)	Total ($)
Francois J. Castaing	$33,000	$49,091	$82,091
John M. Devine	33,000	49,091	82,091
Maurice E.P. Gunderson	32,000	49,091	81,091
Oscar B. Marx, III	73,000	49,091	122,091
James J. Paulsen	32,000	49,091	81,091
Lon E. Bell	28,000	49,091	77,091
Carlos Mazzorin	17,000	56,525	73,525

(a)	Director Daniel R. Coker is an executive officer in the Summary Compensation Table above and, because he was an executive officer during 2011, he receives no additional compensation for his service as a director.
(b)	Except for Mr. Mazzorin, the option awards listed were granted on January 3, 2011 and, as described above, consist of options to purchase 10,000 shares of Company Common Stock each. Mr. Mazzorin was granted option awards to purchase 10,000 shares of Company Common Stock on August 24, 2011, when he first became a director of the Company. The dollar amount shown is based on the grant dates fair market value of such options as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (formerly SFAS 123R). For a full description of all of the assumptions made in the valuation of such option awards, see Note 8 of our consolidated financial statements and related financial information indexed on page F-1 of this Report. The aggregate number of option awards outstanding, both exercisable and non-exercisable, as of December 31, 2011 for each of the directors included in this table are as follows: Mr. Castaing – 40,000, Mr. Devine – 40,000, Mr. Gunderson – 50,000, Mr. Marx – 50,000, Mr. Paulsen – 80,000, Mr. Bell– 235,000, and Mr. Mazzorin– 10,000.

As a result of the acquisition of W.E.T., and the resulting increase in the size and complexity of Amerigon’s operations, and based on a survey of comparable companies conducted by an outside compensation consultant, the Board concluded to modify the compensation structure for non-employee directors as follows, effective as of January 1, 2012:

•	Increase annual Director compensation from $10,000 to $50,000;

•	Increase annual Chairman compensation from $50,000 to 75,000;

•	Eliminate per-meeting fees and implement these annual retainers for Committees:

•	Audit and Compensation Committee Members: $5,000

•	Audit and Compensation Committee Chairman: $10,000

•	Nominating Committee Members: $1,000

•	Nominating Committee Chairman: $5,000

•

Eliminate annual stock options granted on the first business day of the year and instead grant $50,000 in restricted stock as of the date of the annual Stockholders’ Meeting, except that the replacement of stock options with restricted stock will go into effect in a two-step process, first, directors received restricted stock on the first business day in 2012 with a value of 5/12 of $50,000 or $20,833 and, second, directors will receive restricted stock on the day of the annual meeting of stockholders (or, with respect to new directors, on the date they first become directors) valued at $50,000. All of the restricted stock will vest on the first anniversary of the date of grant, subject to the applicable Director’s continued service or retirement under the terms of the Company’s incentive equity plan.

The board of directors believes that the above compensation plan for non-employee directors is more appropriate based on the significant increase in the Company’s complexity in the past year and the corresponding increase in time and effort required by members of the board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

See Item 5 for information with respect to compensation plans under which equity securities of the registrant are authorized for issuance.

Beneficial Ownership of Significant Shareholders

The table below sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 15, 2012 (except that, as noted below, certain information is based on Schedule 13G reports filed by the beneficial owner as of a date prior to such date) by each person known to us to be a beneficial owner of more than 5% of the outstanding Common Stock. Beneficial ownership includes any shares which a person has the right to acquire within 60 days after the date of calculation, including shares that may be purchased by the exercise of stock options or the exercise of warrants to purchase stock. The “percent of class” calculation for each person is based on this inclusive definition of beneficial ownership. Except as expressly noted, each person listed has sole voting power and investment power with respect to all shares of capital stock listed as beneficially owned by such person.

	Common Stock
Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(d)
Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC	2,314,407	(a)	9.6%
200 West Street
New York, New York 10282

William Blair & Company, L.L.C	1,755,545	(b)	7.3%
222 W. Adams
Chicago, Illinois 60606

Thompson, Siegel & Walmsley, LLC	1,361,268	(c)	5.6%
6806 Paragon Place, Suite 300
Richmond, VA 23230

(a)	Based on Schedule 13G filed with the Securities and Exchange Commission on February 10, 2012 by Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC. Such Schedule 13G states that the Reporting Persons have shared voting and dispositive power with respect to all of the listed shares.

(b)	Based on Schedule 13G filed with the Securities and Exchange Commission on January 30, 2012 by William Blair & Company, L.L.C.
(c)	Based on Schedule 13G filed with the Securities and Exchange Commission on February 10, 2012 by Thompson, Siegel & Walmsley, LLC. Such Schedule 13G states that the Reporting Person has sole voting power with respect to 1,014,168 of the listed shares and shared voting power with respect to 347,100 of the listed shares, but sole dispositive power over all 1,361,268 listed shares.
(d)	In accordance with Rule 13d-3(1), percent of class is determined without consideration of additional shares of common stock that would be issued if the outstanding shares of the Company’s Series C Convertible Preferred Stock were to be converted for, or redeemed in exchange for, shares of common stock, except with respect to each listed party.

Beneficial Ownership of Directors and Executive Officers

The table below sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 15, 2012 by each director, each Named Executive Officer (see Item 11 for description of individuals included in this group), and all of the directors and executive officers as a group. Beneficial ownership includes any shares which a person has the right to acquire within 60 days after the date of calculation, including shares that may be purchased by the exercise of stock options. The “percent of class” calculation for each person is based on this inclusive definition of beneficial ownership. Each person listed has sole voting power and investment power with respect to all shares of Common Stock listed as beneficially owned by such person.

	Common Stock
	Amount and Nature of Beneficial Ownership		Percent of Class(b)
Directors and Executive Officers	Shares	Stock Options (a)
Lon E. Bell, Ph.D. (Director)	108,371	235,000	1.4%
Francois J. Castaing (Director)	1,486	40,000	*
John M. Devine (Director)	1,486	40,000	*
Maurice E.P. Gunderson (Director)	1,486	50,000	*
Oscar B. Marx, III (Director)	724,748	50,000	3.2%
Carlos Mazzorin (Director)	1,486	10,000	*
James J. Paulsen (Director)	1,486	80,000	*
Daniel R. Coker (Director, President and CEO)	19,809	50,000	*
Stephen C. Davis (Vice-President of Engineering and Product Development)	–	50,000	*
Daniel J. Pace (Vice President of Sales and Marketing)	30,935	16,667	*
Barry G. Steele (Vice President of Finance, Chief Financial Officer, Treasurer and Secretary)	22,201	75,667	*
Caspar Baumhauer (CEO of W.E.T. Automotive Systems AG)	—	—	—
All executive officers and directors as a group (15 persons), including the above individuals	929,024	860,334	7.4%

*	Less than 1%.
(a)	In accordance with the rules of the Securities and Exchange Commission, the amounts listed include the number of shares of common stock purchasable pursuant to options that are either currently exercisable or exercisable within 60 days of March 15, 2012.(b) In accordance with Rule 13d-3(1), percent of class is determined without consideration of additional shares of common stock that would be issued if the outstanding shares of the Company’s Series C Convertible Preferred Stock were to be converted for, or redeemed in exchange for, shares of common stock, except with respect to each listed party.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Transactions with Related Persons During 2011

During 2009, the following transaction was specifically approved by the Independent Directors pursuant to the above-described related party transaction approval policy but was exempt from disclosure under Regulation S-K, Item 404 because it did not meet the dollar threshold set forth therein: Oscar B. Marx’s son, John Marx, was hired as an employee of the Company in a sales position. The Independent Directors, excluding Oscar B. Marx, reviewed and approved the engagement of John Marx. The Independent Directors have also reviewed and approved the compensation paid to John Marx each calendar year since 2009. In 2011, total compensation paid to John Marx was approximately $322,000 in cash compensation, 3,000 shares of restricted stock awards and 40,000 options to purchase common stock. The employment arrangement with John Marx is hereby disclosed as a transaction with a related person under Regulation S-K, Item 404; however, because John Marx is a non-executive employee and the amounts paid to him are compensation in respect of services he provides, such payments do not exclude Oscar B. Marx from being deemed an “Independent Director” under applicable rules promulgated by The Nasdaq Stock Market, Inc. (“Nasdaq”).

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in rules promulgated by Nasdaq, the Board of Directors has determined that a majority of the members of the Board of Directors are “Independent Directors” as such term is defined in Nasdaq listing requirements. Specifically, the Board of Directors has determined that Messrs. Castaing, Devine, Gunderson, Marx, Mazzorin and Paulsen each meet such criteria and requirements. The foregoing directors are sometimes referred to herein as the “Independent Directors.”

In making the determination described above concerning the independence of Mr. Marx, the Board of Directors took into consideration that Mr. Marx’s son is a current employee, but not an executive officer, of the Company. After considering all relevant facts concerning the Company’s employment of Mr. Marx’s son, the Board of Directors, excluding Mr. Marx for such purpose, concluded that such employment does not interfere with Mr. Marx’s ability to exercise independent judgment and that Mr. Marx otherwise meets the criteria and requirements regarding director independence set forth in the rules promulgated by Nasdaq. Mr. Marx did not participate in the deliberations held by the Board of Directors concerning his independence.

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

The Company’s Nominating Committee is comprised of all of the Independent Directors and the Company’s Compensation Committee is comprised of Messrs. Paulsen and Gunderson, both of whom are “independent directors” as such term is defined in Nasdaq listing requirements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

It is the Audit Committee’s policy and practice to review and approve in advance all services, audit and non-audit, to be rendered by the Company’s independent auditor. The Audit Committee does not delegate this responsibility or any other committee function to Company management. Fees billed by Grant Thornton LLP for 2011 and 2010 (in thousands), all which were approved by the Audit Committee in accordance with its established policies and procedures, were as follows:

	2011	2010
Audit Fees	$705	$215
Audit-Related Fees	183	5
Tax Fees	35	—
All Other Fees	454	6

	$1,377	$226

The Company’s independent auditor does not generally provide tax compliance, tax advice and tax planning services to the Company. A separate firm has been engaged by the Company to provide such services. The Other Fees paid to our independent auditor during 2011 relate to due diligence in connection with the acquisition of W.E.T.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of the Company and report of independent accountants are included in Item 8 of this Annual Report:

2.	Financial Statement Schedule.

The	following Schedule to Financial Statements is included herein:

Schedule	II— Valuation and Qualifying Accounts.

3.	Exhibits.

The	exhibits to this Report are as follows:

Exhibit Number	Description

3.1	Restated Articles of Incorporation (16)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company (8)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (10)

4.2	Amendment to Rights Agreement, dated as of March 30, 2011, by and between the Company and Computershare Trust Company, N.A. (12)

10.1*	1993 Stock Option Plan(2)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(3)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (6)

10.3.2*	Amendment to 2006 Equity Incentive Plan (7)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (8)

10.3.4*	Third Amendment to 2006 Equity Incentive Plan (11)

10.3.5*	Fourth Amendment to 2006 Equity Incentive Plan (12)

10.3.6*	Fifth Amendment to 2006 Equity Incentive Plan

10.3.7*	2011 Equity Incentive Plan (13)

10.3.8*	First Amendment to 2011 Equity Incentive Plan

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(2)

Exhibit Number	Description

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(4)

10.5	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(5)

10.5.1	First Amendment to Revenue Sharing Agreement between the Company and Dr. Lon E. Bell dated December 31, 2010 (14)

10.6*	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008 (9)

10.7	Securities Purchase Agreement dated as of March 30, 2011 by and among the Company and certain institutional investors in the Series C Convertible Preferred Stock (12)

10.8.1

Credit Agreement, dated as of March 30, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (12)

10.8.2

First Amendment to Credit Agreement, dated as of April 4, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (17)

10.8.3

Second Amendment to Credit Agreement, dated as of August 12, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (17)

10.8.4

Third Amendment to Credit Agreement, dated as of October 28, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (17)

10.8.5	Pledge and Security Agreement, dated as of March 30, 2011, by and among the Company, BSST LLC, ZT Plus, LLC, Amerigon Europe GmbH and Bank of America, N.A. (12)

10.8.6	Parent Guaranty, dated as of March 30, 2011, by the Company and Amerigon Europe GmbH executed in favor of Banc of America Securities Limited, in its capacity as administrative agent (12)

10.8.7	Subordination Agreement by and among the Company, Bank of America, N.A., Kingsbrook Opportunities Master Fund LP, and other buyers parties thereto (12)

10.9	Credit Agreement, dated as of March 30, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (15)

10.9.1	First Amendment to Credit Agreement, dated as of May 31, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (15)

10.9.2	Second Amendment to Credit Agreement, dated as of October 11, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

10.10*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff (15)

10.11*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Thomas Liedl (15)

10.12*	Service Agreement, dated as of July 5, 2011, between W.E.T. Automotive Systems AG and Mr. Caspar Baumhauer (15)

Exhibit Number	Description

21	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(3)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2009 Annual Meeting of Stockholders and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8 filed on March 31, 2011 and incorporated herein by reference
(13)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2011 Annual Meeting of Stockholders and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed February 17, 2011 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 4, 2011 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 26, 2011 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2011 and incorporated herein by reference.

AMERIGON INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
ASSETS	2011	2010
Current Assets:
Cash & cash equivalents	$23,839	$26,584
Short-term investments	—	9,761
Accounts receivable, less allowance of $1,937 and $545, respectively	82,395	18,940
Inventory	46,344	6,825
Derivative financial instruments	2,675	—
Deferred income tax assets	12,732	4,905
Prepaid expenses and other assets	9,685	1,421

Total current assets	177,670	68,436
Property and equipment, net	44,794	4,197
Goodwill	24,245	—
Other intangible assets, net of accumulated amortization of $14,388 and $706, respectively	108,481	4,653
Deferred financing costs	2,441	—
Deferred income tax assets	11,402	1,279
Other non-current assets	8,774	857

Total assets	$377,807	$79,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,533	$15,275
Accrued liabilities	46,293	5,922
Current maturities of long-term debt	14,570	—
Derivative financial instruments	5,101	—
Deferred tax liabilities	3,218	—

Total current liabilities	111,715	21,197
Pension benefit obligation	3,872	688
Other Liabilties	1,862	—
Long-term debt, less current maturities	61,677	—
Derivative financial instruments	17,189	—
Deferred tax liabilities	23,679	—

Total liabilities	219,994	21,885
Commitments and contingencies
Series C Convertible Preferred Stock	50,098	—
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 23,515,571 and 22,037,446 issued and outstanding at December 31, 2011 and 2010, respectively	80,502	65,148
Paid-in capital	23,489	20,128
Accumulated other comprehensive income	(14,754)	93
Accumulated deficit	(25,716)	(27,832)

Total Amerigon Incorporated shareholders’ equity	63,521	57,537
Non-controlling interest	44,194	—

Total shareholders’ equity	107,715	57,537

Total liabilities and shareholders’ equity	$377,807	$79,422

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Product revenues	$369,588	$112,403	$60,925
Cost of sales	274,841	79,664	45,166

Gross margin	94,747	32,739	15,759
Operating costs and expenses:
Research and development expenses	29,372	11,922	8,097
Reimbursed research and development expenses	(932)	(2,269)	(2,103)

Net research and development expenses	28,440	9,653	5,994
Acquisition transaction expenses	5,316	—	—
Selling, general and administrative expenses	42,110	10,955	8,857

Total operating costs and expenses	75,866	20,608	14,851

Operating income	18,881	12,131	908
Interest income (expense)	(3,511)	25	10
Debt retirement expense	(1,160)	—	—
Revaluation of derivatives	(6,118)	—	—
Foreign currency gain	9,207	—	—
Loss from equity investment	(243)	(22)	(492)
Other income	(114)	145	183

Earnings before income tax	16,942	12,279	609
Income tax expense	5,053	2,921	325

Net income	11,889	9,358	284
(Income) loss attributable to non-controlling interest	(1,545)	592	439

Net income attributable to Amerigon, Inc.	10,344	9,950	723
Convertible preferred stock dividends	(8,228)	—	—

Net income (loss) attributable to common shareholders	$2,116	$9,950	$723

Basic earnings per share	$0.09	$0.46	$0.03

Diluted earnings per share	$0.09	$0.44	$0.03

Weighted average number of shares—basic	22,606	21,717	21,402

Weighted average number of shares—diluted	23,455	22,496	21,771

The accompanying notes are an integral part of these financial statement

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Paid-in Capital	Accumulated Deficit	Loss on Pension Benefit Obligation	Currency Translation Adjustment	Currency Hedge Adjustment	Total Amerigon Equity	Non- Controlling Interest	Total
	Shares	Amount
Balance at December 31, 2008	21,205	$60,727	$22,720	$(38,505)	$—	$97	$—	$45,039	$—	$45,039
Exercise of Common Stock options for cash	277	865	(4)	—	—	—	—	861	—	861
Common Stock issued to employees and consultants	4	379	—	—	—	—	—	379	—	379
Stock option compensation	—	—	1,270	—	—	—	—	1,270	—	1,270
Loss attributable to non-controlling interest									(439)	(439)
Comprehensive income:
Net loss on pension benefit obligation	—	—	—	—	(24)	—	—
Currency translation	—	—	—	—	—	(14)	—
Net income	—	—	—	723	—	—	—
Total comprehensive income								685	—	685

Balance at December 31, 2009	21,486	$61,971	$23,986	$(37,782)	$(24)	$83	$—	$48,234	$(439)	$47,795
Exercise of Common Stock options for cash	548	3,160	(722)	—	—	—	—	2,438	—	2,438
Common Stock issued to employees and consultants	3	17	—	—	—	—	—	17	—	17
Stock option compensation	—	—	1,275	—	—	—	—	1,275	—	1,275
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(592)	(592)
Purchase of non-controlling interest	—	—	(4,411)	—	—	—	—	(4,411)	1,031	(3,380)
Comprehensive income:
Net loss on pension benefit obligation	—	—	—	—	(60)	—	—
Currency translation	—	—	—	—	—	94	—
Net income	—	—	—	9,950	—	—	—
Total comprehensive income								9,984	—	9,984

Balance at December 31, 2010	22,037	$65,148	$20,128	$(27,832)	$(84)	$177	$—	$57,537	$—	$57,537

	Common Stock		Paid-in Capital	Accumulated Deficit	Loss on Pension Benefit Obligation	Currency Translation Adjustment	Currency Hedge Adjustment	Total Amerigon Equity	Non- Controlling Interest	Total
	Shares	Amount
Exercise of Common Stock options for cash	572	$4,663	$(1,317)	$—	$—	$—	$—	$3,346	$—	$3,346
Tax benefit from Exercises of Common Stock options			3,275					3,275	—	3,275
Common Stock issued to employees and consultants	40	669	—	—	—	—	—	669	—	669
Stock option compensation	—	—	1,403	—	—	—	—	1,403	—	1,403
Convertible preferred stock dividends	—	—	—	(8,228)	—	—	—	(8,228)	—	(8,228)
Preferred stock principal paid in common stock	672	7,780	—	—	—	—	—	7,780	—	7,780
Preferred stock dividend paid in common stock	194	2,242	—	—	—	—	—	2,242	—	2,242
Purchase of W.E.T. Automotive AG	—	—	—	—	—	—	—	—	46,122	46,122
Proceeds from subsidiary issuance of equity shares	—	—	—	—	—	—	—	—	1,175	1,175
Comprehensive income:
Net loss on pension benefit obligation	—	—	—	—	(86)	—	—
Currency translation	—	—	—	—	—	(14,555)	—		(4,648)
Currency hedge	—	—	—	—	—	—	(206)
Net Income	—	—	—	10,344	—	—	—		1,545
Total comprehensive income								(4,503)	(3,103)	(7,606)

Balance at December 31, 2011	23,515	$80,502	$23,489	$(25,716)	$(170)	$(14,378)	$(206)	$63,521	$44,194	$107,715

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$11,889	$9,358	$284
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,352	1,368	1,438
Deferred income tax expense (benefit)	(212)	1,875	261
Loss on revaluation of derivatives	6,118	—	—
Debt extinguishment expenses	960	—	—
Stock compensation	2,073	1,275	1,270
Loss on sale of property, plant & equipment	35	—	—
Provision for doubtful accounts	1,241	253	(26)
Defined benefit plan expense	266	251	211
Excess tax benefit from equity awards	(3,257)	—	—
Loss from equity investment	243	22	492
Changes in operating assets and liabilities:
Accounts receivable	(12,639)	(4,615)	(6,754)
Inventory	(4,624)	(4,285)	100
Prepaid expenses and other assets	1,937	(255)	(392)
Accounts payable	4,722	5,053	6,349
Accrued liabilities	3,266	2,094	1,020

Net cash provided by operating activities	35,370	12,394	4,253
Investing Activities:
Purchases of short-term investments	—	(11,612)	(6,704)
Sales and maturities of short-term investments	9,761	8,555	—
Purchase of non-controlling interest	—	(3,380)	—
Investment in subsidiary, net of cash acquired	(113,432)	(1,500)	—
Equity investment	(491)	—	(111)
Loan to equity investment	(860)	—	—
Cash invested in corporate owned life insurance	(266)	(266)	(328)
Purchase of property and equipment	(10,636)	(957)	(744)
Patent costs	(1,180)	(861)	(830)

Net cash provided by (used in) investing activities	(117,104)	(10,021)	(8,717)
Financing Activities:
Cash paid for financing costs	(4,493)	—	(9)
Borrowing of Debt	138,168	—	—
Repayments of Debt	(110,775)	—	—
Proceeds from the sale of Series C Convertible Preferred Stock	61,403	—	—
Proceeds from the sale of embedded derivatives	2,610	—	—
Excess tax benefit from equity awards	3,257	—	—
Proceeds from sale of W.E.T. equity to non-controlling interest	1,175	—	—
Redemption of Series C Preferred Stock	(7,780)	—	—
Series C Preferred Stock Holders dividend	(1,362)	—	—
Proceeds from the exercise of Common Stock options	3,345	—	—
Proceeds from sale of common stock, net of cash expenses	—	2,438	861

Net cash provided by (used in) financing activities	85,548	2,438	852

Foreign currency effect on cash and cash equivalents	(6,559)	96	(14)
Net (decrease) increase in cash and cash equivalents	(2,745)	4,907	(3,626)
Cash and cash equivalents at beginning of period	26,584	21,677	25,303

Cash and cash equivalents at end of period	$23,839	$26,584	$21,677

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,963	$52	$46

Cash paid for taxes	$5,322	$182	$321

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock for Series C Preferred Stock redemption	$7,780	$—	$—

Issuance of Common Stock for Series C Preferred Stock dividend	$2,242	$—	$—

Common stock issued to employees and consultants	$669	$17	$379

The accompanying notes are an integral part of these financial statements

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — The Company

Amerigon Incorporated designs, develops and markets proprietary technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). Unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” used herein refer to Amerigon Incorporated. The term “historical Amerigon” used herein excludes W.E.T. Automotive Systems AG (“W.E.T.”), a subsidiary of Amerigon, Inc. See Note 3 regarding the acquisition of W.E.T. The Company’s primary product is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped approximately 8,848 units of its CCS product through 2011. Although the Company markets CCS to OEMs, the Company’s primary customers are the OEM’s tier one seating suppliers.

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

In 2009, we were awarded a contract to manufacture an automotive heated and cooled cup holder for the 2011 Dodge Charger and 2011 Chrysler 300. The cup holder has been designed to be packaged in multiple configurations to accommodate different console environments. In addition to requiring low power consumption, it has proven automotive grade ruggedness, high reliability and drink retention features. The cup holder has two cup positions that provide for separate temperature settings in each holder that allow the driver and passenger to individually control the heating or cooling of their respective beverages. The technology used in the cup holder is similar to that of the CCS system. The cup holder was launched at the end of the fourth quarter of 2010.

In 2010, we launched our actively heated and cooled suite of luxury mattresses. The mattresses provide individual controls via two wireless remotes to actively heat and cool each side of the mattress independently. We sell the mattresses through U.S. based specialty mattress retailer, Mattress Firm, Incorporated (“Mattress Firm”). Mattress Firm has over 800 retail stores located across 26 states. The mattresses are sold under the brand name YuMe™ and are available in King and Queen sizes. Beginning in the fourth quarter of 2011, the contractual agreement with Mattress Firm was amended so that Amerigon will only provide the TEDs, wire harnesses and MCU kits for bed construction. Under the old agreement, Amerigon sourced other components, such as mattress foam, to Mattress Firm for producing the YuMe™ mattress. These components are not considered to be core products of our business and will no longer be supplied by Amerigon.

The Company is also engaged in a program to improve the efficiency of TEDs and to develop, market and distribute new products based on this technology. Included in this initiative is the development and testing of new materials that show increased thermoelectric efficiency.

On October 1, 2010 we formed Amerigon Europe, GmbH (“Amerigon Europe”) and opened a technical support office in Augsburg, Germany, to provide design initiatives, product development, application engineering and prototype builds in support of European sales.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 —The Company (Continued)

As described in Note 3, the Company acquired a majority interest in W.E.T., a German publicly-traded company based in Odelzhausen, Germany on May 16, 2011. W.E.T. was established in 1968 and currently employs 5,326 individuals at 11 locations. W.E.T.’s customers include passenger car OEMs, commercial vehicle OEMs and Tier 1 seat manufacturers.

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

W.E.T.’s primary customers are Tier 1 suppliers. W.E.T. also offers product solutions to other customer groups, namely customer groups related to seat heating equipment for the automotive aftermarket, ski lifts and sports stadiums and the production of ventilation systems for the automotive and various other industries. These operations complement W.E.T.’s automotive seat comfort products, particularly in seat climate comfort systems, in which ventilation systems represent a material part. Furthermore, W.E.T.’s customer base for these other products extends beyond the automotive industry to the telecommunications and information technology industries.

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

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation

Consolidation

The consolidated financial statements at December 31, 2011, reflect the consolidated financial position and consolidated operating results of the Company, W.E.T., Amerigon Europe GmbH and Amerigon Asia Pacific Inc. Intercompany accounts have been eliminated in consolidation.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents.

Short-Term Investments

The Company’s short-term investments consisted of Certificates of Deposit (“CD’s”) totaling $0 and $9,761 at December 31, 2011 and 2010, respectively.

Disclosures About Fair Value of Financial Instruments

The carrying amounts of all financial instruments, comprising cash and cash equivalents, short-term investments, accounts receivable and debt approximate fair value because of the short maturities of these instruments.

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

Accrued Warranty Costs

The Company recognizes an estimated cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on estimates of future failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period:

	December 31,
	2011	2010
Balance at beginning of year	$1,261	$968
Assumed warranty from W.E.T. at acquisition	6,979	—
Warranty claims paid	(81)	(26)
Expense	551	319
Adjustment due to currency translation	(223)	—

Balance at end of year	$8,487	$1,261

Concentration of Credit Risk

Financial instruments, which subject the Company to concentration of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. Cash equivalents consist of money market funds managed by major financial services companies. The credit risk for these cash equivalents is considered limited. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectability and does not require collateral. As of December 31, 2011 Lear, JCI and Magna comprised 23%, 23% and 8% respectively, of the Company’s accounts receivable balance. As of December 31, 2010 Lear, Bridgewater and JCI comprised 35%, 17%, and 12% respectively, of the Company’s accounts receivable balance. These accounts are currently in good standing.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Allowance for doubtful accounts

We record an allowance for doubtful accounts once exposure to collection risk of an accounts receivable is specifically identified. We analyze the length of time an accounts receivable is outstanding, as well as a customer’s payment history to determine the need for and amount of an allowance for doubtful accounts.

Inventory

The Company’s inventory is valued at the lower of cost (the first-in, first-out basis) or market. W.E.T.’s raw materials, consumables and commodities are measured at cost of purchase and unfinished and finished goods are measured at cost of production, using the weighted average method. If the net realizable value expected on the reporting date is below costs, a write-down is recorded to adjust inventory to its net realizable value. The Company provides a reserve for obsolete and slow moving inventories based upon estimates of future sales and product redesign. The following is a reconciliation of the changes in the inventory reserve (in thousands):

	December 31,
	2011	2010
Balance at beginning of year	$572	$632
Expense	532	20
Inventory write off	(10)	(80)
Adjustment due to currency translation	33	—

Balance at end of year	$1,127	$572

Deferred Manufacturing Agreement

The Manufacturing and Supply Agreement (“Ferrotec Agreement”) created by the $2 million payment received in 2001 from Ferrotec Manufacturing (“Ferrotec”), a Tokyo-based manufacturer, is being amortized on a straight line basis through April 2011. This amortization is reported in other income.

Property and Equipment

Property and equipment, including additions and improvements, are recorded at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as operating income or expense.

Depreciation and amortization are computed using the straight-line method. The estimated useful lives of the Company’s property and equipment are as follows:

Asset Category	Useful Life
Plant and Equipment	2 to 20 years
Computer equipment and software	1 to 7 years
Leasehold improvements	Shorter of estimated life or term of lease
Production tooling	Estimated life of tool (2 to 5 years)
Buildings	10 to 50 years
Capital Leases	Shorter of useful life or term of lease
Furniture, fixtures and fittings	1 to 15 years

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets recorded in conjunction with the acquisition of W.E.T. were based on the Company’s estimate of fair value, as of the date of acquisition. The fair value and corresponding useful lives for acquired intangible assets were determined with the assistance of an independent third-party valuation firm and are listed below as follows:

Asset Category	Useful Life
Customer relationships	10-15 years
Order Backlog	0.5 years
Technology	8-9 years
Production Development Costs	4 years

Patent Costs

Patent costs include the direct legal expenses and patent office filing fees related to internally developed patents and cost of purchased patent rights. Patent costs are amortized upon issuance using the straight-line method over their estimated economic useful life which ranges from 4 to 17 years. Estimated useful lives are evaluated annually and, where appropriate, the lives and related amortization expense are adjusted on a prospective basis. A total of $3,784 in capitalized patent costs was amortized in 2011. An estimate of patent cost amortization for the next five years is as follows:

	2012	2013	2014	2015	2016
Estimated Patent Amortization expense	$2,301	$2,350	$2,350	$1,418	$249

Impairments of Long-Lived Assets, Other Intangible Assets and Goodwill

Whenever events or changes in circumstances indicate that an assets carrying amount may not be recoverable, the Company will compare the carrying amount of the asset to the recoverable amount of the asset. The recoverable amount is defined as the greater of the asset’s fair value less costs to sell or its value in use. An impairment loss is recognized if the carrying amount of an asset exceeds the recoverable or fair value amount. An assessment of fair value could utilize quoted market prices, fair value appraisals, management forecasts or discounted cash flow analyses. No such triggering events occurred during 2011.

On an annual basis and at interim periods when circumstances require, the Company tests the recoverability of its goodwill. The goodwill test utilizes a two-step analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows, excluding any financing costs or dividends, generated by each reporting unit. The Company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the company’s reporting units.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Product Revenues

Revenue from the sale of goods is recognized when the significant risks and rewards of ownership of the goods have been transferred to the buyer, the price can be measured reliably, recovery of consideration is probable and costs incurred or to be incurred from the transaction can be reasonably estimated. The Company sells its products under purchase order contracts issued by its customers. These contracts involve the sale of goods at fixed prices and provide for related transfer of ownership risk to the customer upon shipment from the Company’s warehouse location or in some cases upon receipt of the goods at the customers facility. Payment terms of these contracts range from 30 to 105 days from the date of shipment. The Company does not extend cash discounts for early payment.

Litigation Reserves

We record estimated future costs related to new or ongoing litigation. Recognition of litigation reserves are recorded when there is a current obligation from a past event, a claim is likely, and the amount of the obligation can be reliably measured. These estimates include costs associated with attorney fees and potential claims and assessments less any amounts recoverable under insurance policies.

Tooling

The Company incurs costs related to tooling used in the manufacture of products sold to its customers. In some cases, the Company enters into contracts with its customers whereby the Company incurs the costs to design, develop and purchase tooling and is then reimbursed by the customer under a reimbursement contract. Tooling costs that will be reimbursed by customers are included in prepaid expenses and other current assets at the lower of accumulated cost or the customer reimbursable amount. Approximately $1,140 of reimbursable tooling was capitalized within prepaid expenses and other current assets as of December 31, 2011. Company-owned tooling is included in property and equipment and depreciated over its expected useful life, generally two to five years. Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions, where appropriate, for tooling costs that will not be recovered.

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

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Derivative financial instruments – hedge accounting

The Company accounts for some of its derivative financial instruments as cash flow hedges as defined in Financial Accounting Standards Board Accounting Standards Codification Topic 815. Since these derivatives are designated as hedging instruments for future anticipated cash flows, the effective portion of the gain or loss resulting from the valuation at the balance sheet date is recognized as a separate item within equity. The ineffective portion of the gain or loss is recognized in the income statement. These hedging transactions and the respective correlations meet the requirements for hedge accounting. The gains or losses recognized in equity are posted in the income statement when the hedged items are realized. Discounts or premiums for hedged contracts are recognized within earnings for the period, until maturity.

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

Stock Based Compensation

Share-based payments to employees, including grants of employee stock options are recognized in the financial statements as compensation expense based upon the fair value on the date of grant. The Company’s stock option compensation expense and related deferred tax benefit were $1,403 and $427, respectively, for the year ended December 31, 2011, $1,275 and $259, respectively, for the year ended December 31, 2010, and $1,270 and $103, respectively, for the year ended December 31, 2009.

Subsequent Events

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires disclosure in this filing.

Non-Controlling Interests

Effective January 1, 2009 we adopted ASC 810 “Consolidation”, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest in a gain or loss when a subsidiary is deconsolidated. ASC 810 requires that a non-controlling interest, previously referred to as a minority interest, be reported as part of equity in the Consolidated Financial Statements and that losses be allocated to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. Non-controlling interest reported in the Consolidated Statements of Income and Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the period ended December 31, 2011 represents the 24.12% of W.E.T.’s outstanding voting stock not acquired in the share purchase. See Note 3 for a detailed description of the W.E.T. acquisition. A 15% percent non-controlling interest in Amerigon’s former subsidiary BSST, now Advanced Technology, was held by former BSST President and CEO Dr. Lon Bell during the two year period ended December 31, 2010.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 – W.E.T. Acquisition

On May 16, 2011, the Company completed the previously announced acquisition of W.E.T. through our wholly-owned subsidiary, Amerigon Europe. A total of 2,316,175 shares, representing 76.19 percent of the outstanding voting stock of W.E.T., were tendered to Amerigon in response to Amerigon’s tender offer of €40 per share. An additional 2,903 shares were tendered at the same price on May 26, 2011 pursuant to an additional acceptance period of the tender offer bringing the total percentage acquired to 76.28. The total purchase price for the acquisition was €92,763, or $130,889, in cash plus the assumption of €36,322, or $51,570, in debt obligations less €12,372, or $17,457, in cash acquired. In August 2011, W.E.T. sold 16,305 of W.E.T. AG treasury shares to an independent third party buyer at a price of €50 per share, or approximately $67.97 per share. The sale of W.E.T. AG treasury shares decreased our total percentage ownership to 75.88 percent.

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

Separate from the execution of the Stock Purchase Agreement (the “SPA”), we and Amerigon Europe also entered into a Business Combination Agreement (the “BCA” collectively, with the SPA, the “Acquisition Agreements”) with W.E.T. setting forth the terms and conditions governing our and W.E.T.’s conduct. Among other things, the BCA provides that W.E.T. shall continue to be operated as a separate business and remain a separate legal entity and subsidiary of Amerigon Europe, until certain conditions are satisfied, as described in the paragraph below. In addition, W.E.T. management shall remain substantially unchanged up to and until the occurrence of certain conditions specified in the BCA.

At the first annual meeting of shareholders of W.E.T. following our acquisition, held on August 16, 2011, the shareholders of W.E.T. approved an arrangement by which Amerigon Europe will take management control of W.E.T. and will directly receive W.E.T.’s annual profits and absorb W.E.T.’s annual losses, subject to certain conditions and obligations of Amerigon Europe. Such an arrangement (a “Domination and Profit and Loss Transfer”) is somewhat unique to German law and is subject to the terms and conditions applicable thereto under German law. The Domination and Profit and Loss Transfer will go into effect whenever the registration in the W.E.T. corporate register is announced, subject to any delay that may be ordered by German courts.

Under the Domination and Profit and Loss Transfer arrangement: (1) Amerigon Europe will absorb all annual losses incurred by W.E.T., (2) for as long as the Domination and Profit and Loss Transfer remains in effect, the minority shareholders of W.E.T. will be guaranteed a recurring, annual payment (the “Guaranteed Compensation”) of EUR 3.71 per share, subject to statutory taxes and deductions, resulting in a net payment of EUR 3.17 per share, and (3) the minority shareholders of W.E.T. can elect to forego the Guaranteed Compensation and instead tender their shares to Amerigon Europe (the “Tender Option”) for a one-time cash payment of EUR 44.95 per share (provided that the Tender Option can only be exercised during the two month period after the registration of the Domination and Profit and Loss Transfer is completed. The Domination and Profit and Loss Transfer has an indefinite term, but can be terminated by Amerigon Europe or W.E.T. anytime after five years from the effective date.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 – W.E.T. Acquisition (Continued)

On September 15, 2011, Deutsche Balaton AG, a minority shareholder of W.E.T., filed an action in a Regional Court in Munich, Germany (the “German Lower Court”) to set aside the shareholder approval of the DPLTA based on an alleged violations of German corporate law. In response, W.E.T. filed an application with a higher court in Munich, Germany (the “German Higher Court”) to allow immediate registration of the DPLTA, notwithstanding the pending action in the German Lower Court. On December 14, 2011, the German Higher Court announced that it would not intervene to allow immediate registration of the DPLTA. As a result, the DPLTA cannot be registered, and cannot go into effect, until the minority shareholder action filed in the German Lower Court is resolved. Until the DPLTA is registered and effective, W.E.T. will not be subject to direct management control by the Company and W.E.T.’s profits can only be distributed by the declaration of dividends. At this time, the Company is unable to predict when the proceedings in the German Lower Court will be resolved. Deutsche Balaton AG has also filed ancillary claims against Amerigon Europe, W.E.T. and directors and officers of W.E.T. that relate to Deutsche Balaton’s opposition to the DPLTA and Amerigon’s acquisition of a majority interest in W.E.T.

Purchase Price Allocation

The purchase price of approximately $130,889, net of cash acquired of $17,457, has been allocated to the values of assets acquired and liabilities assumed as of May 16, 2011. The allocation of the purchase price is preliminary. The Company is in the process of obtaining additional information required to finalize the valuation. An appraisal is still necessary to assist management in determining the fair value of certain acquired assets and assumed liabilities, and may impact the value of the identifiable intangible assets. The final purchase price allocation may result in a materially different allocation that that recorded. The allocation is as follows:

Accounts receivable	$57,470
Inventory	38,560
Derivative financial instruments	5,862
Deferred income tax assets	20,523
Assets held for sale	10,462
Order backlog	3,073
Prepaid expenses and other assets	8,870
Property and equipment	37,520
Customer relationships	82,823
Technology	23,092
Product development costs	17,859
Goodwill	26,428
Other non-current assets	1,524
Assumed liabilities	(122,942)
Non-controlling interest	(46,122)
Assumed debt obligations	(51,570)

Net assets acquired	113,432
Cash acquired	17,457

Purchase price	$130,889

The gross contractual amount due of accounts receivable is $59,438 of which $1,968 is expected to be uncollectible.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 – W.E.T. Acquisition (Continued)

Supplemental Pro Forma Information

Results of operations for W.E.T. are included in the Company’s consolidated condensed financial statements beginning May 16, 2011. The unaudited pro forma combined historical results for the amounts of W.E.T.’s revenue and earnings that would have been included in the Company’s consolidated condensed statements of operations had the acquisition occurred on January 1, 2010 are as follows:

	Year Ended December 31,
	2011	2010
Product revenues	$501,181	$407,276
Net income (loss)	24,757	12,844

The pro forma information includes adjustments for interest expense on debt incurred in conjunction with the acquisition, depreciation and the effect of the amortization of intangible assets recognized in the acquisition. This pro forma information is not necessarily indicative of future operating results.

Goodwill

We recorded goodwill of approximately $26,428 arising from the acquisition. It is estimated that none of the goodwill recognized will be deductible for income tax purposes. A roll forward of goodwill from the date of acquisition to December 31, 2011 is as follows:

May 16, 2011	$24,922
Purchase price allocation adjustment	1,506
Exchange rate impact	(2,183)

December 31, 2011	$24,245

Intangible assets

In conjunction with the acquisition, intangible assets of $126,847 were recorded.

Intangible assets, net consisted of the following (balances are lower as of December 31, 2011 than as of May 16, 2011, the acquisition date, due to fluctuations in foreign currency exchange rates totaling $10,477):

	December 31, 2011
	Gross Value	Accumulated Amortization	Net Value	Useful Life
Customer relationships	$75,980	$(4,854)	$71,126	10-15 yrs
Order backlog	2,819	(2,819)	—	0.5 yrs
Technology	21,184	(2,036)	19,148	8-9 yrs
Product Development Costs	16,337	(3,753)	12,584	4 yrs

Total	$116,320	$(13,462)	$102,858

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 – W.E.T. Acquisition (Continued)

Amortization of $11,444, for the twelve months ended December 31, 2011 was recorded as follows:

Twelve Months Ended December 30, 2011
Product revenues	$(5,220)
Cost of sales	3,192
Selling, general and administrative expense	3,032

Amortization expense by year is estimated to be as follows:

2012	13,125
2013	13,175
2014	13,173
2015	12,241
2016	11,072
Thereafter	40,072

Property, Plant & Equipment

Property and equipment consist of the following:

Asset category	Useful life	Amount
Land	Indefinite	$2,145
Buildings and improvements	20 yrs	12,134
Machinery and equipment	5-7 yrs	14,867
Office furniture and equipment	2-5 yrs	2,560
Computer software	3-5 yrs	5,814

		$37,520

Non-controlling interest

We recorded the portion of W.E.T. not acquired at its estimated fair value which was determined by the discounted earnings method. The August sale of 16,305 W.E.T. AG treasury shares increased the Company’s non-controlling interest to from 23.72 percent to 24.12 percent.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 — Details of Certain Financial Statement Components

	December 31,
	2011	2010
Inventory:
Raw materials	$29,073	$270
Work in process	2,497	—
Finished goods	14,774	6,555

	$46,344	$6,825

Property and equipment:
Buildings, plant and equipment	$39,408	$3,468
Automobiles	347	—
Production tooling	6,050	2,449
Leasehold improvements	2,658	1,936
Computer equipment and software	8,849	700
Construction in progress	1,350	342

	58,662	8,895
Less: Accumulated depreciation *	(13,868)	(4,698)

	$44,794	$4,197

Accrued liabilities:
Tax accruals	$8,843	$878
Accrued warranty	8,487	1,261
Accrued employee liabilities	7,991	1,595
Liabilities from discounts and rebates	7,392	—
Other accrued liabilities	13,580	2,138

	$46,293	$5,872

*	Includes accumulated amortization of capital lease obligations.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 — Income Taxes

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following:

	December 31,
	2011	2010
Deferred tax assets:
Net operating losses	$7,786	$7,395
Derivative financial instruments	6,350	—
Research and development credits	6,346	3,063
Valuation reserves and accrued liabilities	2,305	1,699
Depreciation	1,951	293
Capital lease obligations	993	—
Other credits	890	722
Inventory	438	83
Defined benefit obligation	410	247
Stock compensation	1,021	609
Other	926	111

	29,416	14,222
Valuation allowance	(3,702)	(6,579)

Deferred tax liabilities:
Intangible assets	(23,680)	—
Patent costs	(1,030)	(913)
Unrealized foreign currency exchange gains	(2,165)	—
Undistributed profits of subsidiary	(518)	—
Accounts receivable	(335)	(322)
Property and equipment	(202)	(202)
Other	(547)	(22)

	(28,477)	(1,459)

Net deferred tax asset (liability)	$(2,763)	$6,184

Reconciliations between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2011 are as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory Federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
Domestic and foreign state and local tax, net of federal benefit	7.6%	3.7%	8.8%
Nondeductible expenses	2.8%	0.7%	4.1%
Nondeductible acquisition transaction expenses	5.0%	—	—
Withholding taxes	1.7%	—	—
Nondeductible stock option compensation	0.5%	2.5%	55.5%
R&D Credits	(6.9%)	(3.6%)	(49.8%)
Effect of different tax rates of foreign jurisdictions	(3.2%)	—	—
Nontaxable derivative gains	(5.2%)	—	—
Other tax exempt income	(8.5%)	—	—
Reverse valuation allowance on Federal NOLs	—	(13.5%)	—
Other	2.0%	—	0.8%

Effective rate	29.8%	23.8%	53.4%

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 — Income Taxes (Continued)

The Company has Net Operating Loss (“NOL”) carryforwards as follows:

Jurisdiction	Amount as of December 31, 2011	Years of Expiration
U.S. Federal income tax	$16,784	2012 -2023
Canada income tax	$13,972	2026 -2027
State income taxes	$4,337	2013 -2015

Approximately $15,621 of the Federal NOLs were incurred prior to the June 8, 1999 Preferred Financing, which qualified as a change in ownership under Section 382 of the Internal Revenue Code (“IRC”). Due to this change in ownership, the NOL accumulated prior to the change in control can only be utilized against current earnings up to a maximum annual limitation of approximately $591. As a result of the annual limitation, approximately, $10,890 remaining of these carryforwards are expected to expire before ultimately becoming available to reduce future tax liabilities in addition to $8,462 in NOL’s generated prior to the change in control which have already expired without being utilized. During 2010, we completed a study related to the 1999 change in control limitation amount and determined that an additional $4,044 NOL’s subject to the limitation were utilizable during 2010. We reversed the portion of the valuation allowance related to this adjustment totaling $1,375. A second change in control took place on September 22, 2006 when an accumulation of trades of the Company’s Common Stock by certain of the Company’s large shareholders exceeded a three year cumulative amount of 50% of the Company’s total Common Stock outstanding. The resulting annual change in control limitation of approximately $8,135 is not expected to have a material impact on the utilization of the amounts of the NOLs subject to this limitation which is approximately $1,163.

Since our NOLs offset our current federal tax liability, we do not recognize for book purposes deductions allowed for stock option exercises in excess of that recorded for book purposes. As such, our deferred tax asset for book purposes related to NOLs is less than the actual NOL available. During 2011, our taxable income exceeded the remaining amount of NOLs recorded for book purposes representing a benefit attributable to deductions taken for tax purposes on stock option exercises. We recorded this benefit which totaled $3,257 directly to paid-in capital.

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2011	2010	2009
Currently payable	$5,265	$1,046	$64
Deferred expense (benefit)	(212)	1,875	261

	$5,053	$2,921	$325

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

Note 5 — Income Taxes (Continued)

The reconciliation of the beginning and ending amount of unrecognized tax benefits that would favorably affect the effective income tax rate in the future periods is as follows:

	Year Ended December 31,
	2011	2010
Balance at beginning of year	$500	$508
Additions based on tax position related to current year	63	30
Amount acquired with W.E.T Acquisition	1,216	—
Effect of foreign currency translation	(101)	—
Reductions for tax positions of prior years	—	(38)

Balance at end of year	$1,678	$500

Note 6 — Debt

On March 30, 2011, historical Amerigon entered into a new credit agreement with a syndicate of banks led by Bank of America (the “US Bank of America credit facility”) and W.E.T. and W.E.T. Automotive Systems Ltd., a Canadian corporation wholly owned by W.E.T., entered into a credit facility with the same syndicate of banks (the “W.E.T. Bank of America credit facility”). We cancelled our then existing credit facility with Comerica Bank.

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

Proceeds of the US Term Note, Europe Term Note and the US Revolving Note were used along with existing cash reserves and proceeds from the sale of the Company’s Series C Convertible Preferred Stock to fund an escrow account sufficient to acquire 100% of the outstanding stock of W.E.T. in accordance with a tender offer. The tender offer resulted in our acquiring approximately 76.3% of W.E.T. The excess amount held in escrow, totaling approximately $49,700, was used to repay a portion of the Europe Term Note and a portion of the then outstanding US Revolving Note of credit totaling €19,948 and $21,767, respectively.

The W.E.T. Term Note proceeds were used to repay then existing senior indebtedness.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 — Debt (Continued)

In addition to the initial borrowing under the US Revolving Note, we made $8,000 in additional borrowings and $27,011 in repayments. No amounts were outstanding under either the US Revolving Note or the W.E.T. Revolving Note as of December 31, 2011 and $25,000 and €10,000 were available under each note, respectively.

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

The US Term Note and Europe Term Note are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 20% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Term Note is subject to quarterly principal payments totaling 20% annually. Principal outstanding under both the US Bank of America credit facility and W.E.T. Bank of America credit facility will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.30% – 1.80% at December 31, 2011) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”) which, after an initial period will vary based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. This initial period ended during the fourth quarter of 2011. The base rate is equal to the highest of the Federal Funds Rate (0.04% at December 31, 2011) plus 0.5%, Bank of America’s prime rate (3.25% at December 31, 2011), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period is 3.0% for Eurocurrency Rate Loans and 2.0% for Base Rate Loans.

The Company must maintain certain financial ratios including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio as defined by the Bank of America credit agreement. The loans are secured by all of the Company’s assets.

As of December 31, 2011, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility and the W.E.T. Bank of America credit facility.

The following table summarizes the Company’s debt at December 31, 2011.

	Interest Rate	Principal Balance
US Term Note	3.58%	$33,250
Europe Term Note	4.32%	4,389
US Revolving Note	—	—
W.E.T. Term Note	4.09%	34,903
W.E.T. Revolving Note	—	—
Capital Leases	5.5%	3,705
Total debt		76,247

Current portion		(14,570)

Long-term debt, less current maturities		$61,677

We had no outstanding debt at December 31, 2010.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 — Debt (Continued)

The scheduled principal maturities of our debt as of December 31, 2011 is as follows:

Year	US Term Note	Europe Term Note	W.E.T. Term Note	Capital Leases	Total
2012	$3,937	$—	$7,991	$2,642	$14,570
2013	4,813	878	7,991	1,063	14,745
2014	5,688	713	7,991	—	14,392
2015	6,562	1,262	7,990	—	15,814
2016	12,250	1,536	2,940	—	16,726
Thereafter	—	—	—	—	—

Total	$33,250	$4,389	$34,903	$3,705	$76,247

On August 16, 2011, W.E.T. held its annual general assembly meeting during which the W.E.T. shareholders approved the adoption of a Domination and Profit and Loss Transfer Agreement (“DPLTA”). Under the terms of the DPLTA, the minority shareholders of W.E.T. will be guaranteed a recurring, annual payment (the “Guaranteed Compensation”) of EUR 3.71 per share of W.E.T. held, subject to statutory taxes and deductions, resulting in a net payment of EUR 3.17 per share beginning after the agreement is registered. However, the minority shareholders of W.E.T. can elect to forego the Guaranteed Compensation and instead tender their shares to Amerigon Europe for a one-time cash payment of EUR 44.95 per share after the agreement is registered. If all minority shareholders of W.E.T. tendered their shares, the total payment obligation of Amerigon Europe would be approximately EUR 33,139.

In order to provide financing for the potential tender offer, the Company entered into an amendment to the US Bank of America credit facility, on October 28, 2011. The amendment provides for a $45,000 term loan facility for Amerigon Europe to replace Amerigon Europe’s existing Europe Term Note. Of such available amount, approximately $4,609 was drawn upon to pay the balance of the Europe Term Note that was then outstanding resulting in existing availability under the new Amerigon Europe term loan facility on the date of execution of approximately $40,691 as of December 31, 2011. Amerigon Europe is permitted to access this additional term loan financing in one or more draws through no later than January 1, 2013, and the proceeds of such draws may only be used by Amerigon Europe to fund the potential tender of shares of W.E.T. in connection with the DPLTA.

W.E.T. has a capital lease agreement with SAP for an enterprise resource planning system. The term of the lease runs until May of 2013.

Note 7 — Series C Convertible Preferred Stock

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

If the W.E.T. acquisition had not been completed prior to July 1, 2011, we would have redeemed all of the Series C Convertible Preferred Stock then outstanding, at a redemption price equal to 102.5% (“No Acquisition Redemption Premium”) of the aggregate stated value of the Series C Convertible Preferred Stock, plus accumulated and unpaid dividends up to, but not including, the redemption date. We would have also then issued

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 7 — Series C Convertible Preferred Stock (Continued)

certain warrants (“No Acquisition Warrants”). The No Acquisition Redemption Premium and No Acquisition Warrants represent embedded liability derivatives and have been bifurcated for recording purposes. The estimated fair value recorded of the No Acquisition Redemption Premium and the No Acquisition Warrants as of the March 30, 2011 issue date were $700 and $1,910, respectively. Since the W.E.T. acquisition was completed by July 1, 2011, the No Acquisition Redemption Premium expired and the No Acquisition Warrants will not be issued and therefore the fair value was equal to zero at June 30, 2011.

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

Holders of the Series C Convertible Preferred Stock are entitled to receive, out of funds legally available therefore, dividends payable in cash (if permitted under the US Bank of America credit facility), our Common Stock (if certain equity conditions are satisfied or waived as of the applicable date), or any combination thereof, at the election of the Company, at the rate of 8% per annum of the stated value, payable quarterly in arrears on September 1, December 1, March 1 and June 1 of each year, commencing September 1, 2011. Dividends on our Series C Convertible Preferred Stock are cumulative from the date of initial issuance.

The Series C Convertible Preferred Stock is to be redeemed in nine equal quarterly installments beginning on September 1, 2011 and ending on September 1, 2013 (each, an “Amortization Date”) by paying cash, issuing shares of our Common Stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends. Total Series C Convertible Preferred Stock installments made as of December 31, 2011 are as follows:

	Installment Payment	Cash	Stock ($)	Stock (shares)
Dividend	$3,604	$1,362	$2,242	193,838
Principal	15,560	7,780	7,780	672,593

Total	$19,164	$9,142	$10,022	866,431

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

Note 7 – Series C Convertible Preferred Stock (Continued)

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

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 7 – Series C Convertible Preferred Stock (Continued)

The following table summarizes the Series C Preferred Stock activity during the year ended December 31, 2011:

	Shares	Amount
Series C Preferred Stock issued March 31, 2011	7,000	$61,403
Preferred stock principal paid in cash	(778)	(7,780)
Preferred stock principal paid in common stock	(778)	(7,780)
Preferred stock accretion of fees and embedded derivative	—	4,255

Balance at December 31, 2011	5,444	$50,098

Note 8 — Accounting for Stock Based Compensation

On June 24, 2011, the shareholders of the Company approved the Amerigon Incorporated 2011 Equity Incentive Plan (the “2011 Plan”) which authorized 850,000 shares of common stock to be available for issuance under this plan. The 2011 Plan permits the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights, restricted stock and restricted stock units, performance shares and certain other awards to key employees, outside directors and consultants and advisors of the Company. Prior to the creation of the 2011 Plan, the Company issued options under the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”), the Amended and Restated 1997 Stock Incentive Plan (the “1997 Plan”) and the 1993 Stock Option Plan (the “1993 Plan” and, together with the 2011 Plan, the 2006 Plan and the 1997 Plan, the “Plans”). As of December 31, 2011 the Company had an aggregate of 464,000 shares of common stock available to issue under the 2011 Plan, 23,088 shares of common stock available to issue under the 2006 Plan and no shares available to issue under either the 1993 Plan or the 1997 Plan.

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

	2011	2010	2009
Expected volatility	49-55%	48%	41 - 43%
Weighted average expected volatility	55%	48%	43%
Expected lives	3 - 5 yrs.	5 yrs.	5 yrs.
Risk-free interest rate	0.37 - 0.94%	2.69%	1.72-1.83%
Expected dividend yield	none	none	none

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

The following table summarizes stock option activity during the year ended December 31, 2011:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,132,506	$6.34
Granted	609,642	12.31
Exercised	(571,964)	5.88
Forfeited	(6,359)	5.66

Outstanding at December 31, 2011	2,163,825	$8.12	6.74	$15,408

Exercisable at December 31, 2011	1,222,959	$7.23	6.07	$9,831

The weighted-average grant-date fair value of options granted during the year ended December 31, 2011, 2010 and 2009 was $4.78, $4.30 and $1.17, respectively. The total intrinsic value of options exercised during the year ended December 31, 2011, 2010 and 2009 was $4,876, $3,404 and $251, respectively.

As of December 31, 2011, there was $4,319 of total unrecognized compensation cost related to nonvested options and restricted stock outstanding under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of two years. Compensation expense for the year ended December 31, 2011, 2010 and 2009 was $1,403, $1,275 and $1,270, respectively.

On a cumulative basis, options exercised under all of the Company’s option plans have had intrinsic value on the date of exercise in excess of their estimated fair value of approximately $10,518.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 8 — Accounting for Stock Based Compensation (Continued)

On May 2, 2011, the Company issued 12,000 shares of Common Stock and 24,000 shares of restricted stock to certain employees under the 2006 Equity Incentive Plan. The restricted shares become unrestricted in two equal installments on May 2, 2012 and on May 2, 1013. Employees who hold the restricted shares have been guaranteed 50% of the original cash value of the restricted share installments totaling, in aggregate, $202 in the event that they should leave the company before the date that the restricted share installments become unrestricted. Such employees are guaranteed 100% of the original cash value of the restricted share installments if they are terminated without cause totaling, in aggregate, $403. Compensation expense of $605 related to the unrestricted Common Stock and the restricted stock installments was recorded under acquisition transaction expenses in 2011.

Note 9 — Earnings per share

The Company’s diluted earnings per share give effect to all potential common shares outstanding during a period that do not have an anti-dilutive impact to the calculation. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of Common Stock equivalents. The following summarizes the shares included in the dilutive shares as disclosed in the statements of operations:

	Year ended December 31,
	2011	2010	2009
Weighted average number of shares for calculation of basic EPS – Common Stock	22,605,518	21,716,775	21,401,644
Stock options under Plans	849,104	779,472	369,042

Weighted average number of shares for calculation of diluted EPS	23,454,622	22,496,247	21,770,686

The accompanying table represents Common Stock issuable upon the exercise of certain stock options and Series C Convertible Preferred Stock that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Year ended December 31,
	2011	2010	2009
Stock options outstanding for the 1993, 1997, 2006 and 2011 Stock Options Plans	84,000	155,826	1,511,000
Series C Convertible Preferred Stock	3,714,518	—	—

	3,798,518	155,826	1,511,000

Note 10 — Licenses

In 1992, the Company obtained the worldwide license to manufacture and sell technology for a CCS product to individual automotive OEMs. Under the terms of the license agreement, royalties are payable based on cumulative net sales and do not require minimum payments. The Company has recorded royalty expense under this license agreement of $1,698, $1,631 and $996 in 2011, 2010 and 2009, respectively. These royalties are recorded as cost of goods sold.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 — Commitments and contingencies

The Company leases its corporate offices in Farmington Hills, Michigan. The lease agreement, amended December 30, 2011, expires on December 31, 2019. The Company records rent expense on a straight-line basis equal to the average rent payment during the term of the lease. The lease agreement includes two planned space expansions set for the first quarter of 2012 and the second quarter of 2013.

The Company leases a technical research facility in Irwindale, California. The Irwindale lease agreement expires on March 31, 2016, and provides the Company a termination right on September 30, 2013.

The Company leases a materials research facility in Azusa, California for use in the advanced TED material program. The Azusa building lease expires on September 30, 2012.

W.E.T. maintains a global operational structure with manufacturing sites close to its key customers. W.E.T. leases three facilities in North America, a customer service and research center located in Windsor, Canada that expires on February 14, 2020, a warehouse facility located in Del Rio, Texas that expires on June 15, 2012, and a production site located in Acuña, Mexico that expires on June 30, 2015. In Asia, W.E.T. leases a warehouse in Ulsan, South Korea and a customer service center in Shang Hai, China. In addition, W.E.T. leases a small office in Ta’Xbiex, Malta for corporate shared service activities.

The Company also leases certain equipment, such as copy machines, and automobiles under operating leases which expire at various times over the next five years.

Rent expense under all of the Company’s operating leases was $3,243, $1,300 and $1,117 for 2011, 2010 and 2009, respectively.

The schedule of future minimum lease payments under all operating leases is as follows:

Year
2012	$3,570
2013	2,219
2014	1,338
2015	1,111
2016	981
2017 or later	2,991

Total	$12,210

We are subject to litigation from time to time in the ordinary course of our business, however there is no current material pending litigation to which we are a party, other than the legal proceedings surrounding the DPLTA discussed in Note 3, and no material legal proceeding was terminated, settled or otherwise resolved during the fiscal year ended December 31, 2011.

Note 12 — Shareholder Rights Plan

The Company’s Board of Directors has the authority to issue up to 4,991,000 shares of Preferred Stock and to determine the price, rights (including conversion rights), preferences and privileges of those shares without any further vote or action by the shareholders. Consistent with this authority, in January, 2009 our Board adopted

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 12 — Shareholder Rights Plan (Continued)

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

Note 13 — Segment Reporting

Segment information is used by management for making operating decisions and assessing the performance of the Company. Essentially, management evaluates the performance of its segments based primarily on operating income. Such accounting policies are the same as those described in Note 2.

The Company’s reportable segments are as follows:

•

Climate Control Seats (CCS)—variable temperature seat climate control system designed to improve the temperature comfort of automobile passengers. This segment also includes the heated and cooled cup holder and heated and cooled mattress divisions to which results individually are not currently significant.

•

Advanced Technology (formerly BSST)—a division engaged in research and development efforts to improve the efficiency of thermoelectric devices and to develop, market and distribute products based on this technology.

•	W.E.T.—The W.E.T. acquisition is being evaluated currently as an individual segment until such time as Amerigon is able to fully evaluate and implement its future integration plans and strategy.

The tables below present segment information about the reported product revenues and operating income of the Company for years ended December 31, 2011, 2010 and 2009. Asset information by segment is not reported since the Company does not manage assets at a segment level at this time.

	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2011:
Product revenues	$131,732	$608	$237,248	$—	$369,588
Depreciation and amortization	1,087	575	20,900	789	23,352
Operating income (loss)	33,515	(6,289)	10,866	(19,211)	18,881
2010:
Product revenues	$111,669	$734	$—	$—	$112,403
Depreciation and amortization	568	540	—	260	1,368
Operating income (loss)	29,096	(6,010)	—	(10,955)	12,131
2009:
Product revenues	$60,626	$299	$—	$—	$60,925
Depreciation and amortization	758	423	—	257	1,438
Operating income (loss)	13,544	(3,779)	—	(8,857)	908

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 13 — Segment Reporting (Continued)

The Advanced Technology operating loss is net of reimbursement for developmental expense of $932, $2,269 and $2,103 for the years ended 2011, 2010 and 2009, respectively. Reconciling items include selling, general and administrative costs of $19,211, $10,955 and $8,857, respectively, for years ended December 31, 2011, 2010 and 2009.

Revenue (based on shipment destination) by geographic area is as follows:

	2011	%	2010	%	2009	%
United States	$134,010	36%	$41,907	37%	$29,135	48%
Germany	40,833	11%	705	1%	—	—%
Korea	37,913	10%	18,691	16%	6,311	10%
China	31,193	9%	1,178	1%	476	1%
Japan	25,295	7%	21,058	19%	11,167	18%
Mexico	21,529	6%	15,970	14%	5,824	10%
Canada	12,305	3%	4,246	4%	4,064	7%
United Kingdom	10,686	3%	8,595	8%	3,913	6%
Taiwan	25	—%	53	—%	35	—%
Other	55,799	15%	—	—%	—	—%

Total Foreign	235,578	64%	70,496	63%	31,790	52%

	$369,588	100%	$112,403	100%	$60,925	100%

In 2011, two domestic (Johnson Controls and Lear) and one foreign (Bosch) represented 20%, 20% and 9%, respectively, of the Company’s total revenues. In 2010, three domestic customers (Lear, Bridgewater and Johnson Controls) represented 34%, 15% and 13%, respectively, of the Company’s product revenues. In 2009, three customers, two domestic (Lear and Bridgewater) and one foreign (NHK), represented 34%, 22% and 10%, respectively, of the Company’s product revenues.

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

Note 14 — Executive Nonqualified Defined Benefit Plan (Continued)

The Company records a projected benefit obligation representing the present value of future plan benefits when earned by the participant. The following table sets forth the benefit obligation, amounts recognized in the Company’s financial statements and the principal assumptions used:

	2011	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$688	$377	$142
Service cost	263	228	202
Interest cost	36	23	9
Actuarial loss	155	60	24

Net periodic benefit cost	454	311	235

Benefit obligation at end of year	$1,142	$688	$377

The benefit obligation is included in the Company’s consolidated balance sheet as a non-current liability and the net periodic benefit cost is included in selling, general and administrative expenses in the Company’s consolidated statement of income. A discount rate assumption of 4.0%, 5.25% and 6.0% was used to determine the benefit obligation and the net periodic service cost for 2011, 2010 and 2009, respectively.

Although the Plan is not funded, the Company has established a separate trust having the sole purpose of paying benefits under the Plan. The only asset of the trust is a corporate-owned life insurance policy (“COLI”) on the life of Oscar Marx III, the Chairman of the Company’s Board of Directors. The policy value of the COLI was $1,102 and $855 as of December 31, 2011 and 2010, respectively, and was included in other non-current assets.

W.E.T. has an established defined benefit plan for retired and current members of its executive management team.

W.E.T. records a projected benefit obligation representing the present value of future plan benefits when earned by the participant. The following table sets forth the benefit obligation and amounts recognized in the Company’s financial statements:

2011
Change in projected benefit obligation:
Benefit obligation at May 16, 2011	$4,280
Service cost	7
Interest cost	118
Paid pension distributions	(167)
Actuarial (gains)/losses	(55)
Past Service Cost	67

Benefit obligation at end of year	$4,250

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 14 – Executive Nonqualified Defined Benefit Plan (Continued)

The following table sets forth the fair value of the plan assets from the date of acquisition to December 31, 2011:

2011
Change in plan assets:
Plan assets at May 16, 2011	$943
Expected return on plan assets	21
Net contributions	138
Actuarial loss	(4)

Plan assets at end of year	$1,098

As of December 31, 2011, the W.E.T. defined benefit plan is underfunded by $3,152. The portion of the net benefit obligation payable within the next 12 months is included in the Company’s consolidated balance sheet within accrued liabilities. The long-term portion of the net benefit obligation is included in pension benefit obligation. The net periodic benefit cost is included in selling, general and administrative expenses in the Company’s consolidated statement of income. The following table describes the actuarial assumptions used to determine the benefit obligation and the net periodic service cost:

2011
Interest rate	4.77%
Expected return on plan assets	3.80%

Plan assets are comprised of W.E.T’s. pension insurance policies and are pledged to the beneficiaries of the plan. We expect to contribute approximately $400 to the W.E.T. defined benefit plan over the next 12 months.

The schedule of expected pension payments made to W.E.T. defined benefit plan participants over the next 10 years is as follows:

Year
2012	$265
2013	271
2014	276
2015	282
2016	287
2017 - 2021	1,526

Total	$2,907

Historical Amerigon has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged basis, and our executive officers are eligible to participate in this plan on the same basis as other participants. Participants may defer specified portions of their compensation and (1) we match 50% percent of employee contributions up to a contribution by its equal to 2% percent of the employee’s compensation and (2) we may, but are not required to, make additional discretionary contributions. The Compensation Committee has not made any discretionary contribution to the 401(k) Plan since its inception.

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

Except for derivative instruments and hedging activities and pension assets, the Company has no financial assets and liabilities that are carried at fair value at December 31, 2011 and 2010. The carrying amounts of financial instruments comprising cash and cash equivalents, short-term investments and accounts receivable approximate their fair values due to their short-term nature. The carrying value of the Company’s long-term debt approximates its fair value because interest charged on the loan balance is variable. See Note 6 for a description of Company’s debt and corresponding rates of interest. See Note 16 regarding the fair value of derivative instruments and hedging activities. See Note 14 regarding the fair value of pension assets.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of December 31, 2011 and 2010, the Company did not realize any changes to the fair value of these assets due to events that negatively impacted their recoverability.

Note 16 — Derivative Financial Instruments

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

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 16 — Derivative Financial Instruments (Continued)

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000, or $12,944 as of December 31, 2011, in order to offset the interest rate risk associated with a debt financing which was repaid prior our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then six month Euro Interbank Offered Rate (“EUIBOR”), 1.62% at December 31, 2011, plus 1.40% and pays interest equal to the six month EUIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.22 at December 31, 2011, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100. W.E.T. has entered into offsetting derivative contracts that cancel out the payment due under the CRS through 2012.

In July, 2011, the Company entered into a series of interest rate swap contracts and a interest rate cap agreement designated as cash flow hedges in order to hedge the exposure to variable market interest rates on the Company’s senior debt. Gains and losses reported in accumulated other comprehensive income will be reclassified to earnings once the Company’s senior debt is repaid. Information on the interest rate swap contracts is as follows:

Contract Type	Contract Term	Notional Value	Hedged Instruments	Fixed Rate	Variable Rate	Rate Cap
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Cap	March 31, 2016	€14,250	W.E.T. Term Note	—	3 month EURIBOR	2.75

Information related to the recurring fair value measurement of derivative instruments in our consolidated balance sheet as of December 31, 2011 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,489)
					Non current liabilities	(17,189)
Total CRS		Level 2				$(19,678)	$(19,678)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$2,675	Current liabilities	$(2,262)	$413
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(206)	$(206)
Commodity derivatives	Not a hedge	Level 2			Current liabilities	$(144)	$(144)

At December 31, 2010, we had no outstanding derivative instruments.

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 16 — Derivative Financial Instruments (Continued)

Information related to the effect of derivative instruments on our consolidated income statements is as follows:

	Location	Year Ended December 31, 2011	Year Ended December 31, 2010
Foreign currency derivatives	Cost of sales	$(15)	$(84)
	Revaluation of derivatives	(5,162)	—
	Foreign currency gain (loss)	1,613	—

Total foreign currency derivatives		$(3,564)	$(84)

CRS	Revaluation of derivatives	$(3,411)	$—
Commodity derivatives	Revaluation of derivatives	$(155)	$—
Series C Convertible Preferred Stock embedded derivatives (see Note 7)	Revaluation of derivatives	$2,610	$—
Interest Rate Swap	Interest Expense	$(84)	$—
	Other Comprehensive Income	(206)	—

We did not incur any hedge ineffectiveness during the twelve months ended December 31, 2011 and 2010. We recorded an expense of $42 from interest payments on interest rate swap agreements designated as hedging instruments within interest expense during the twelve months ended December 31, 2011.

Note 17 — New Accounting Pronouncements

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

Presentation of Comprehensive Income.

In June 2011, the FASB issued ASU No. 2011-05 which amends Topic 220 Comprehensive Income. ASU No. 2011-05 is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The amended guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive

AMERIGON INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 17 — New Accounting Pronouncements (Continued)

statements. ASU No. 2011-05 is to be applied retrospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We expect the adoption of ASU No. 2011-05 will change the presentation of our consolidated financial statements.

Goodwill Impairment Assessments.

In September 2011, the FASB issued ASU No. 2011-08 which amends Topic 350 Intangibles-Goodwill and Others. ASU No. 2011-08 is intended to simplify how entities test goodwill for impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 could impact our methodology for assessing the fair value goodwill on an annual basis.

AMERIGON INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2009	$318	$9	$—	$(35)	$292
Year Ended December 31, 2010	292	287	—	(34)	545
Year Ended December 31, 2011	545	1,314	5	(73)	1,937

Allowance for Deferred Income Tax Assets
Year Ended December 31, 2009	$8,224	$—	$—	$—	$8,224
Year Ended December 31, 2010	8,224	(1,645)	—	—	6,579
Year Ended December 31, 2011	6,579	—	(2,877)	—	3,702

Reserve for Inventory
Year Ended December 31, 2009	$805	$2	$—	$(175)	$632
Year Ended December 31, 2010	632	20	—	(80)	572
Year Ended December 31, 2011	572	532	33	(10)	1,127

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Amerigon Incorporated

We have audited the accompanying consolidated balance sheets of Amerigon Incorporated (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amerigon Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, which did not include an audit of the internal control over financial reporting of W.E.T. Automotive Systems, AG which was acquired on May 16, 2011. Our audit was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Amerigon Incorporated

We have audited Amerigon Incorporated (a Michigan Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of W.E.T. Automotive Systems, AG, a majority owned subsidiary, whose financial statements reflect total assets and revenues constituting 64 and 86 percent, respectively, of the related consolidated financial statement amounts as of, and for the year ended December 31, 2011. As indicated in Management’s Annual Report, W.E.T. Automotive Systems, AG was acquired on May 16, 2011 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of W.E.T. Automotive Systems, AG.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company identified a material weakness for not having sufficient numbers of highly skilled accountants to provide a timely analysis, documentation and review of matters arising from the acquisition of W.E.T. Automotive Systems, AG.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Amerigon Incorporated and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Amerigon Incorporated and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated March 15, 2012, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORTON LLP

Southfield, Michigan

March 15, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGON INCORPORATED

By:	/S/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer

Date: March 15, 2012

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

Signature	Capacity	Date

/s/ DANIEL R. COKER DANIEL R. COKER	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2012

/s/ BARRY G. STEELE BARRY G. STEELE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2012

/s/ OSCAR B. MARX III OSCAR B. MARX III	Director, Chairman of the Board	March 15, 2012

/s/ DR. LON E. BELL DR. LON E. BELL	Director	March 15, 2012

/s/ FRANCOIS J. CASTAING FRANCOIS J. CASTAING	Director	March 15, 2012

/s/ JOHN M. DEVINE JOHN M. DEVINE	Director	March 15, 2012

/s/ MAURICE E.P. GUNDERSON MAURICE E.P. GUNDERSON	Director	March 15, 2012

/s/ CARLOS MAZZORIN CARLOS MAZZORIN	Director	March 15, 2012

/s/ JAMES J. PAULSEN JAMES J. PAULSEN	Director	March 15, 2012