Form 10-Q
period 2012-03-31
AMERIGON INC
filed 2012-05-08
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At May 8, 2012, the registrant had 29,548,163 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$100,601	$23,839
Accounts receivable, less allowance of $2,564 and $1,937, respectively	89,905	82,395
Inventory:
Raw Materials	31,752	29,073
Work in process	2,343	2,497
Finished goods	16,125	14,774

Inventory	50,220	46,344
Derivative financial instruments	1,795	2,675
Deferred income tax assets	9,160	12,732
Prepaid expenses and other assets	11,440	9,685

Total current assets	263,121	177,670
Property and equipment, net	45,484	44,794
Goodwill	24,982	24,245
Other intangible assets	107,472	108,481
Deferred financing costs	2,250	2,441
Deferred income tax assets	12,675	11,402
Other non-current assets	9,555	8,774

Total assets	$465,539	$377,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,402	$42,533
Accrued liabilities	51,489	46,293
Current maturities of long-term debt	15,309	14,570
Derivative financial instruments	3,507	5,101
Deferred tax liabilities	3,316	3,218

Total current liabilities	117,023	111,715
Pension benefit obligation	3,846	3,872
Other liabilities	1,926	1,862
Long-term debt, less current maturities	58,308	61,677
Derivative financial instruments	16,011	17,189
Deferred tax liabilities	22,839	23,679

Total liabilities	219,953	219,994
Series C Convertible Preferred Stock	43,450	50,098
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 29,548,163 and 23,515,571 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	165,401	80,502
Paid-in capital	23,969	23,489
Accumulated other comprehensive income (loss)	(11,017)	(14,754)
Accumulated deficit	(23,003)	(25,716)

Total Amerigon Incorporated shareholders’ equity	155,350	63,521
Non-controlling interest	46,786	44,194

Total shareholders’ equity	202,136	107,715

Total liabilities and shareholders’ equity	$465,539	$377,807

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Product revenues	$129,526	$35,796
Cost of sales	97,077	25,340

Gross margin	32,449	10,456
Operating expenses:
Research and development	10,201	2,661
Research and development reimbursements	(442)	(192)

Net research and development expenses	9,759	2,469
Acquisition transaction expenses	—	3,754
Selling, general and administrative	13,973	3,364

Total operating expenses	23,732	9,587

Operating income	8,717	869
Interest income (expense)	(1,136)	9
Revaluation of derivatives	1,360	—
Foreign currency loss	(511)	—
Other income	79	227

Earnings before income tax	8,509	1,105
Income tax expense	2,244	1,771

Net income	6,265	(666)
Gain (loss) attributable to non-controlling interest	(1,387)	—

Net income attributable to Amerigon, Inc.	4,878	(666)
Convertible preferred stock dividends	(2,165)	—

Net income (loss) attributable to common shareholders	$2,713	$(666)

Basic earnings (loss) per share	$0.11	$(0.03)

Diluted earnings (loss) per share	$0.11	$(0.03)

Weighted average number of shares – basic	24,461	22,081

Weighted average number of shares – diluted	25,151	22,081

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$6,265	$(666)
Other comprehensive income, before tax:
Foreign currency translation adjustments	5,148	892
Unrealized gain(loss) on interest rate derivative securities	(33)	—

Other comprehensive income, before tax	5,115	892
Income tax expense related to items of other comprehensive income	—	—

Other comprehensive income, net of tax	$5,115	$892

Comprehensive income	11,380	(226)

Less: comprehensive income attributable to the non-controlling interest	2,765	—

Comprehensive income attributable to Amerigon	$8,615	$892

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net income	$6,265	$(666)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,576	390
Deferred tax provision	920	1,596
Stock compensation	292	357
Defined benefit plan expense	(105)	75
Acquisition transaction expenses	—	3,754
Gain on revaluation of financial derivatives	(2,471)	—
Loss on equity investment	198	—
Gain on sale of property, plant and equipment	(8)	—
Excess tax benefit from equity awards	(459)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,581)	(6,722)
Inventory	(2,498)	(500)
Prepaid expenses and other assets	(1,659)	(182)
Accounts payable	581	4,062
Accrued liabilities	3,737	(101)

Net cash provided by operating activities	6,788	2,063
Investing Activities:
Distribution paid to non-controlling interest	(173)	—
Maturities of short-term investments	—	9,761
Acquisition transaction costs	—	(699)
Cash restricted for acquisition	—	(182,002)
Proceeds from the sale of property, plant and equipment	14	—
Purchase of property and equipment	(3,029)	(696)
Loan to equity investment	(350)	—
Patent costs	(336)	(418)

Net cash used in investing activities	(3,874)	(174,054)
Financing Activities:
Revolving note borrowings	—	19,011
Borrowing of debt	41	68,000
Repayments of debt	(3,613)	—
Cash paid for financing costs	—	(3,890)
Proceeds from the sale of Series C Convertible Preferred Stock	—	64,514
Proceeds from the sale of embedded derivatives	—	2,610
Excess tax benefit from equity awards	459	—
Proceeds from public offering of common stock	75,547	—
Cash paid to Series C Preferred Stock Holders	(55)	—
Proceeds from the exercise of Common Stock options	271	632

Net cash provided by financing activities	72,650	150,877

Foreign currency effect	1,198	1,114

Net increase (decrease) in cash and cash equivalents	76,762	(20,000)
Cash and cash equivalents at beginning of period	23,839	26,584

Cash and cash equivalents at end of period	$100,601	$6,584

Supplemental disclosure of cash flow information:
Cash paid for taxes	$536	$—

Cash paid for interest	$874	$6

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock for Series C Preferred Stock redemption	$7,780	$—

Issuance of Common Stock for Series C Preferred Stock dividend	$1,030	$—

Common stock issued to Board of Directors and employees	$147	$—

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

CONSOLIDATED CONDENSED STATEMENT CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Amerigon Equity	Non- Controlling Interest	Total
	Shares	Amount
Balance at December 31, 2011	23,515	$80,502	$23,489	$(25,716)	$(14,754)	$63,521	$44,194	$107,715
Exercise of Common Stock options for cash	52	395	(124)	—	—	271	—	271
Tax benefit from Exercises of Common Stock options	—	—	459	—	—	459	—	459
Public stock offering	5,290	75,547	—	—	—	75,547	—	75,547
Stock option compensation	—	—	145	—	—	145	—	145
Common Stock issued to Board of Directors and employees	10	147	—	—	—	147	—	147
Convertible preferred stock dividends				(2,165)	—	(2,165)	—	(2,165)
Preferred stock principal paid in common stock	601	7,780	—	—	—	7,780	—	7,780
Preferred stock dividend paid in common stock	80	1,030	—	—	—	1,030		1,030
Distribution paid to non-controlling interest	—	—	—	—	—	—	(173)	(173)
Currency hedge	—	—	—	—	(33)	(33)	—	(33)
Currency translation	—	—	—	—	3,770	3,770	1,378	5,148
Net income				4,878		4,878	1,387	6,265

Balance at March 31, 2012	29,548	$165,401	$23,969	$(23,003)	$(11,017)	$155,350	$46,786	$202,136

See accompanying notes to the condensed consolidated financial statements.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 1 – The Company

Amerigon Incorporated designs, develops and markets proprietary technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). Unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” used herein refer to Amerigon Incorporated. The term “historical Amerigon” used herein excludes W.E.T. Automotive Systems AG (“W.E.T.”), a majority-owned subsidiary of Amerigon. One of the Company’s primary automotive seat comfort products is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped approximately 9,279 units of its CCS product through March 31 2012.

The Company is engaged in a program to improve the efficiency of TEDs and to develop, market and distribute new products based on this technology. Included in this initiative is the development and testing of new materials that show increased thermoelectric efficiency.

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

The Company has evaluated subsequent events through the date that the consolidated condensed financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires adjustment to the disclosure in this filing.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. It is suggested that theses condensed financial statements be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

Disclosures about Offsetting Assets and Liabilities.

In December 2011, the FASB issued ASU No. 2011-11 which amends Topic 210 (Balance Sheet). ASU No. 2011-11 is intended to enhance the disclosure requirements for offsetting (netting) assets and liabilities and the effect or potential effect on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. The amendments in ASU No. 2011-11 include quantitative disclosure requirements to be presented in tabular format. The tabular disclosure components are as follows:

a)	the gross amounts of those recognized assets and those recognized liabilities,

b)	the amounts offset in order to determine the net amounts presented in the statement of financial position,

c)	the net amounts presented in the statement of financial position,

d)	the amounts subject to an enforceable master netting arrangement, if applicable, and

e)	the net amount after deducting the amounts in (d) from the amounts in (c).

ASU No. 2011-11 is to be applied retrospectively upon adoption and is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. While the adoption of ASU No. 2011-11 is not expected to have a material impact on our consolidated condensed financial statements, it could expand our disclosures around certain financial and derivative instruments.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 –Earnings per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of stock outstanding.

The Company’s diluted earnings per common share give effect to all potential shares of Common Stock outstanding during a period that are not anti-dilutive. In computing the diluted earnings per share, the treasury stock and if converted methods are used in determining the number of shares assumed to be purchased from the conversion of Common Stock equivalents. The following summarizes the amounts included in the dilutive shares as disclosed on the face of the consolidated condensed statements of operations:

	Three Months Ended March 31,
	2012	2011
Weighted average number of shares for calculation of basic EPS – Common Stock	24,461,056	22,081,252
Impact of stock options outstanding under the 1993, 1997, 2006 and 2011 Stock Option Plans	689,587	—

Weighted average number of shares for calculation of diluted EPS	25,150,643	22,081,252

The accompanying table represents Common Stock issuable upon the exercise of certain stock options, the Series C Convertible Preferred Stock and potential dividends paid in common stock that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2012	2011
Stock options outstanding under the 1997, 2006 and 2011 Stock Option Plans	84,000	2,103,172
Series C Convertible Preferred Stock	3,184,918	—

	3,268,918	2,103,172

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 – Segment Reporting

Segment information is used by management for making operating decisions and assessing the performance of the Company. Management evaluates the performance of its segments based primarily on operating income.

The Company’s reportable segments are as follows:

•

Climate Control Seats (CCS) – variable temperature seat climate control system designed to improve the temperature comfort of automobile passengers. This segment also includes the heated and cooled cup holder and heated and cooled mattress divisions.

•

Advanced Technology – a division engaged in a research and development effort to improve the efficiency of thermoelectric devices and to develop, market and distribute products based on this new technology.

•

W.E.T. Automotive AG (W.E.T.) –W.E.T. is being evaluated currently as an individual segment until such time as Amerigon is able to fully evaluate and implement its future integration plans and strategy.

The tables below present segment information about the reported product revenues and operating income of the Company for the three months ended March 31, 2012 and 2011. Amerigon acquired its equity interest in W.E.T. during the second quarter of 2011; consequently, no segment information is reported below for W.E.T. for the three months ended March 31, 2011. Asset information by segment is not reported since the Company does not manage assets at a segment level at this time.

Three Months Ended March 31,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2012:
Product revenues	$28,998	$—	$100,528	$—	$129,526
Depreciation and amortization	291	133	6,890	262	7,576
Operating income (loss)	6,982	(1,558)	7,322	(4,029)	8,717

2011:
Product revenues	$35,551	$245	$—	$—	$35,796
Depreciation and amortization	233	143	—	14	390
Operating income (loss)	9,559	(1,572)	—	(7,118)	869

The Advanced Technology operating loss for the three months ended March 31, 2012 and 2011 is net of $442 and $192, respectively, of reimbursed research and development costs. Reconciling items include historical Amerigon’s corporate selling, general and administrative costs and, for March 31, 2011 only, acquisition transaction costs.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 – Segment Reporting – Continued

Total revenues information by geographic area:

	Three Months Ended March 31,
	2012		2011
United States	$55,711	43%	$11,668	33%
Germany	17,941	14%	231	1%
China	11,176	9%	115	0%
South Korea	7,945	6%	9,054	25%
Japan	6,039	5%	5,752	16%
Czech Republic	4,592	3%	—	—
Mexico	4,436	3%	5,974	17%
Canada	4,156	3%	1,299	3%
United Kingdom	3,683	3%	1,703	5%
Other	13,847	11%	—	0%

Total product revenues	$129,526	100%	$35,796	100%

Note 5 – Public Offering of Common Stock

On March 23, 2012, the Company completed a public offering of 5,290,000 shares of common stock, including the sale of 690,000 shares pursuant to the full exercise of the underwriters’ over-allotment option. The shares were sold at a price to the public of $15.25 per share. Net proceeds to the Company from the sale of the shares including the over-allotment option were $75,547,000 after the deduction of underwriting discounts and other offering expenses. The Company intends to use the net proceeds from this offering to make future redemption installment payments on, and pay dividends on, outstanding Series C 8% convertible preferred stock and, to the extent not used for such purposes, for general corporate purposes (see Note 7).

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6– Series C Convertible Preferred Stock

On March 31, 2011, we issued 7,000 shares of our Series C Convertible Preferred Stock (each a “Preferred Share” and, collectively, the “Preferred Shares”) having an initial stated value of $10,000 per Preferred Share, subject to adjustment.

The Series C Convertible Preferred Stock is to be redeemed in nine equal quarterly installments that began on September 1, 2011 and will end on September 1, 2013 (each, an “Amortization Date”) by paying cash, issuing shares of our Common Stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends. Total Series C Convertible Preferred Stock installments made during the three month period ended are as follows:

	(In Thousands)
	Installment Payments ($)	Cash ($)	Stock ($)	Stock (shares)
Dividend	$1,085	$55	$1,030	80,165
Principal	7,780	—	7,780	603,931

Total	$8,865	$55	$8,810	684,096

The following table summarizes the Series C Preferred Stock activity during the three months ended March 31, 2012:

	Shares	Amount
Balance at December 31, 2011	5,444	$50,098
Preferred stock principal paid in common stock	(778)	(7,780)
Preferred stock accretion of fees and embedded derivative	—	1,132

Balance at March 31, 2012	4,666	$43,450

Note 7 – Debt

On March 30, 2012, the Company entered into the fourth amendment (the “Amendment”) to the US Bank of America credit facility. The amendment removed a requirement that previously obligated Amerigon to make prepayments on its outstanding indebtedness equal to the net proceeds received from the sale of Amerigon common stock in excess of the future obligations owed to the holders of Amerigon’s Series C 8% convertible preferred stock. The amendment permits Amerigon to retain any such excess amounts for general corporate purposes.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 8 – Derivative Financial Instruments

We are exposed to market risk from changes in foreign currency exchange rates, short term interest rates and price fluctuations of certain material commodities such as copper. Foreign currency exchange risks are attributable to sales to foreign customers not denominated in the seller’s functional currency, foreign plant operations, intercompany indebtedness and purchases from foreign suppliers and include exposures to the European Euro, Japanese Yen, Canadian Dollar, and Mexican Peso. The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from this risk by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. We record the ineffective portion of hedging instruments, if any, to other income (expense) in the consolidated condensed statements of operations.

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

Information related to the recurring fair value measurement of derivative instruments, including W.E.T.’s currency related interest rate swap (“CRS”), in our consolidated balance sheet as of March 31, 2012 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,759)
					Non current liabilities	(16,011)
Total CRS		Level 2				$(18,770)	$(18,770)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$1,795	Current liabilities	$(489)	$1,306
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(239)	$(239)
Commodity derivatives	Not a hedge	Level 2			Current liabilities	$(20)	$(20)

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 8 – Derivative Financial Instruments - Continued

Information related to the effect of derivative instruments on our consolidated income statements is as follows:

	Location	Three Month Ended March 31, 2012	Three Month Ended March 31, 2011
Foreign currency derivatives	Revaluation of derivatives	$1,087	$3
	Foreign currency gain (loss)	897	—

Total foreign currency derivatives		$1,984	$3
CRS	Revaluation of derivatives	$147	$—
Commodity derivatives	Revaluation of derivatives	$126	$—
Interest Rate Swap	Interest Expense	$(28)	$—
	Other Comprehensive Income	(33)	—

We did not incur any hedge ineffectiveness during the three months ended March 31, 2011 and 2012. We recorded an expense of $34 from interest payments on interest rate swap agreements designated as hedging instruments within interest expense during the three months ended March 31, 2012.

Note 9 – Goodwill

Goodwill, which represents the cost of an acquired company in excess of the fair value of the net assets at the acquisition date, has been recorded in connection with the acquisition of W.E.T. and is subject to annual impairment testing or when events or changes in circumstances indicate the carrying amount may not be recoverable.

We evaluate the recoverability of goodwill by comparing the carrying value of the reporting units that have allocated goodwill to their fair value. Fair value is determined using discounted cash flows supplemented by market-based assessments of fair value. Impairment is measured as the difference between the resulting implied fair value of goodwill and its recorded carrying value. The determination of fair value is significantly impacted by unobservable input assumptions related to current and future economic conditions and our strategic plans within each geographic operating segment.

As of March 31, 2012, no impairment of goodwill from the acquisition of W.E.T. has occurred.

AMERIGON INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 10 – Fair Value Measurement

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

Except for derivative instruments and hedging activities and pension assets, the Company has no financial assets and liabilities that are carried at fair value at March 31, 2012 and 2011. The carrying amounts of financial instruments comprising cash and cash equivalents, short-term investments and accounts receivable approximate their fair values due to their short-term nature. The carrying value of the Company’s long-term debt approximates its fair value because interest charged on the loan balance is variable. There were no significant changes to interest rates. See Note 8 regarding the fair value of derivative instruments and hedging activities.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of March 31, 2012 and 2011, the Company did not realize any changes to the fair value of these assets due to events that negatively impacted their recoverability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company designs, develops and markets proprietary technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). One of the Company’s primary automotive seat comfort products is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. During the second quarter of 2011, the Company acquired a majority interest in W.E.T. Automotive Systems AG (“W.E.T.”), a developer, manufacturer and distributor of heating systems, interior equipment and accessories used in automobile seats and other automotive and electronic applications in the automotive industry. The activities of W.E.T. represent a significant portion of the Company’s consolidated assets, liabilities, revenues and expenses.

Results of Operations

First Quarter 2012 Compared with First Quarter 2011

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

	Three month period ended March 31, 2012			Three month ended March 31,2011
	As Reported	Less: W.E.T.	Historical Amerigon
	(In Thousands)
Product revenues	$129,526	$100,528	$28,998	$35,796
Cost of sales	97,077	75,867	21,210	25,340
Gross margin	32,449	24,661	7,788	10,456
Gross margin percent	25.1%	24.5%	26.9%	29.2%
Operating expenses:
Net research and development expenses	9,759	7,395	2,364	2,469
Acquisition transaction expenses	—	—	—	3,754
Selling, general and administrative expenses	13,973	9,944	4,029	3,364
Operating income	8,717	7,322	1,395	869
Earnings before income tax	8,509	7,789	720	1,105

Product Revenues. Product revenues for the three months ended March 31, 2012 (“First Quarter 2012”) were $129,526,000 compared with product revenues of $35,796,000 for the three months ended March 31 2011 (“First Quarter 2011”), an increase of $93,730,000, or 262%, reflecting additional revenue for W.E.T. of $100,528,000. The W.E.T. revenues include the effects of the first historical Amerigon vehicle program to be produced in a W.E.T. facility totaling $7,003,000. The $6,798,000, or 19%, decrease in product revenues attributable to historical Amerigon is primarily the result of the aforementioned program transfer to W.E.T. Sales from this program were approximately $5,700,000 in the First Quarter 2011. Revenues on existing vehicle programs were down approximately $1,400,000 in the First Quarter

2012 compared with the First Quarter 2011, driven by lower sales volumes on Nissan, Hyundai and Kia programs and partially offset by stronger sales volumes on Ford, Chrysler, Jaguar and Land Rover programs. This decrease reflects the effect of pull ahead of orders from customers in Asia to 2011.

Cost of Sales. Cost of sales increased to $97,077,000 in the First Quarter 2012 from $25,340,000 in the First Quarter 2011. This increase of $71,737,000, or 283%, is primarily due to the costs of sales of W.E.T. of $75,867,000. The $4,130,000, or 16%, decrease on cost of sale attributable to historical Amerigon is due to lower sales volumes and slightly lower gross profit percentages. The gross profit percentage during the First Quarter 2012 for historical Amerigon was approximately 27% compared with 29% during the First Quarter 2011. This decrease in gross profit was the result of an unfavorable change in product mix.

Net Research and Development Expenses. Net research and development expenses increased to $9,759,000 in the First Quarter 2012 from $2,469,000 in the First Quarter 2011, an increase of $7,290,000, or 295%, primarily reflecting net research and development expenses from W.E.T. totaling $7,395,000.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. We incurred $3,754,000 in fees and expenses associated with the acquisition of W.E.T. during the First Quarter 2011. The acquisition closed in the second quarter of 2011. We did not incur any acquisition transaction expenses during the First Quarter 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $13,973,000 in the First Quarter 2012 from $3,364,000 in the First Quarter 2011. This $10,609,000, or 315%, increase is primarily due to the selling, general and administrative expenses of W.E.T. totaling $9,944,000. The remaining increase of $665,000 principally reflects increased wage and benefit costs of approximately $275,000 and higher consulting and audit and legal costs of approximately $400,000.

Income Tax Expense. We recorded an income tax expense of $2,244,000 during the First Quarter 2012 representing an effective tax rate of 26% on earnings before income tax of $8,509,000. This effective tax rate was lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions. The acquisition transaction expenses of $3,754,000 during the First Quarter 2011 were not deductible and therefore our income tax rate of 37% for that same period did not reflect any related tax benefit. Our estimated effective tax rate for the First Quarter 2011 was 37% before the effect of the acquisition transaction expenses. Our effective tax rate was estimated based upon a forecast of our full year results not including the nondeductible acquisition transaction costs which were reflected separately as a discrete tax item during 2011.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$100,601,000	$23,839,000

We manage our cash, cash equivalents in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents increased by $76,762,000 in the First Quarter 2012.

Cash provided by operating activities during First Quarter 2012 was $6,788,000 and was attributable to net income of $6,265,000, plus non-cash adjustments. Non-cash adjustments included depreciation and amortization of $7,576,000, deferred tax provisions of $920,000, stock compensation of $292,000 and other items. Partially offsetting these was a net increase in net operating assets and liabilities of $5,420,000 and gains on revaluation of financial derivatives of $2,471,000.

As of March 31, 2012, working capital was $146,098,000 as compared to $65,955,000 at December 31, 2011, an increase of $80,143,000, or 122%. This increase is primarily related to a public offering of 5,290,000 shares of common stock totaling $75,547,000, an increase in inventory of $2,498,000, as well the impact of changes in currency exchange rates.

Cash used in investing activities was $3,874,000 during First Quarter 2012, reflecting purchases of property and equipment totaling $3,029,000, cash paid to acquire new patents and patent application filings of $336,000 and cash loaned to an equity investment of $350,000. Purchases of property and equipment for the period are primarily related to expansion of production capacity, as well as replacement of existing equipment.

Cash provided by financing activities was $72,650,000 during First Quarter 2012, reflecting the aforementioned public offering of common stock totaling $75,547,000, excess tax benefit from equity awards of $459,000 and $271,000 in proceeds of Common Stock option exercises. These amounts were partially offset by repayments of borrowings of $3,613,000.

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

The Series C Convertible Preferred Stock is to be redeemed in nine equal quarterly installments beginning on September 1, 2011 and ending on September 1, 2013 (each, an “Amortization Date”) by 0paying cash, issuing shares of our Common Stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends. Total Series C Convertible Preferred Stock installments made during the three month period ended are as follows (in Thousands):

	Installment Payments ($)	Cash ($)	Stock ($)	Stock (shares)
Dividend	$1,085	$55	$1,030	80,165
Principal	7,780	—	7,780	603,931

Total	$28,030	$55	$8,810	684,096

We intend to use a portion of the net proceeds from the public offering of common stock until such time as funds are needed to pay our future obligations to holders of our Series C Preferred Stock. These future cash payment obligations, assuming such shares are not earlier converted into shares of common stock by the holders, are approximately as follows:

	2012	2013	Total
Dividend	$2,345	$930	$3,275
Principal	23,340	23,320	46,660

Total	$25,685	$24,250	$49,935

The Company has two outstanding credit agreements with a syndicate of banks led by Bank of America; the US Bank of America credit facility and the W.E.T. Bank of America credit facility. The US Bank of America credit facility consists of the US Term Note and Europe Term Note. These notes are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 20% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Bank of America credit facility consists of the W.E.T. Term Note, which is subject to quarterly principal payments totaling 20% annually. Principal outstanding under both the US Bank of America credit facility and W.E.T. Bank of America credit facility will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.20% – 1.30% at March 31, 2012) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”) which, after an initial period will vary based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. This initial period ended during the fourth quarter of 2011. The base rate is equal to the highest of the Federal Funds Rate (0.09% at March 31, 2012) plus 0.5%, Bank of America’s prime rate (3.25% at March 31, 2012), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period is 3.0% for Eurocurrency Rate Loans and 2.0% for Base Rate Loans.

The Company must maintain certain financial ratios including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio as defined by the Bank of America credit agreement. The loans are secured by all of the Company’s assets.

As of March 31, 2012, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility and the W.E.T. Bank of America credit facility.

The following table summarizes the Company’s debt at March 31, 2012.

	Interest Rate	(in thousands) Principal Balance
US Term Note	3.47%	$32,375
Europe Term Note	3.69%	4,547
US Revolving Note	—	—
W.E.T. Term Note	3.67%	33,542
W.E.T. Revolving Note	—	—
Capital Leases	5.5%	3,153

Total debt		73,617
Current portion		(15,309)

Long-term debt, less current maturities		$58,308

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

A minority shareholder of W.E.T. has filed an action in Germany to set aside the shareholder approval of the DPLTA based on alleged violations of German corporate law. As a result, the DPLTA has not yet been registered and will not go into effect until the minority shareholder action is resolved.

In order to provide financing for the potential tender offer to the minority shareholders of W.E.T., the Company entered into an amendment to the US Bank of America credit facility, on October 28, 2011. The amendment provides for a $45,000,000 term loan facility for Amerigon Europe which replaced Amerigon Europe’s then existing Europe Term Note. As of March 31, 2012 €3,409,000, or $4,547,000, was outstanding under this term loan facility and $40,453,000 was available for future borrowing. Amerigon Europe is permitted to access this additional term loan financing in one or more draws through no later than January 1, 2013, and the proceeds of such draws may only be used by Amerigon Europe to fund the potential tender of shares of W.E.T. in connection with the DPLTA.

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing activities. Based on its current operating plan, management believes cash and equivalents at March 31, 2012 along with proceeds from future revenues are sufficient to meet operating needs for the foreseeable future.

Recent Accounting Pronouncement

Disclosures about Offsetting Assets and Liabilities. In December 2011, the FASB issued ASU No. 2011-11 which amends Topic 210 (Balance Sheet). ASU No. 2011-11 is intended to enhance the disclosure requirements for offsetting (netting) assets and liabilities and the effect or potential effect on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. The amendments in ASU No. 2011-11 include quantitative disclosure requirements to be presented in tabular format. The tabular disclosure components are as follows:

f)	the gross amounts of those recognized assets and those recognized liabilities,
g)	the amounts offset in order to determine the net amounts presented in the statement of financial position,
h)	the net amounts presented in the statement of financial position,
i)	the amounts subject to an enforceable master netting arrangement, if applicable, and
j)	the net amount after deducting the amounts in (d) from the amounts in (c).

ASU No. 2011-11 is to be applied retrospectively upon adoption and is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. While the adoption of ASU No. 2011-11 is not expected to have a material impact on our consolidated condensed financial statements, it could expand our disclosures around certain financial and derivative instruments.

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

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations under our Bank of America credit facilities and foreign currency contracts. We have in the past, and may again in the future, place our investments in bank certificates of deposits, debt instruments of the U. S. government, and in high-quality corporate issuers.

Our purchases of certain components are denominated in Japanese Yen. In order to protect ourselves from changes in the exchange rate between the U.S. Dollar and Japanese Yen, we periodically enter into foreign currency forward contracts to purchase the Japanese Yen. As of March 31, 2012 we had no open forward currency contracts.

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

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000,000 or $13,338,000 as of March 31, 2012, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then six month Euro Interbank Offered Rate (“EURIBOR”), 1.08% at March 31, 2012, plus 1.40% and pays interest equal to the six month EUIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.21 at March 31, 2012, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100. W.E.T. has entered into offsetting derivative contracts that cancel out the payment due under the CRS through 2012.

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

Contract Type	Contract Term	(in thousands) Notional Value	Hedged Instruments	Fixed Rate	Variable Rate	Rate Cap
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Cap	March 31, 2016	€14,250	W.E.T. Term Note	—	3 month EURIBOR	2.75

Information related to the fair values of derivative instruments in our consolidated balance sheet as of March 31, 2012 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,759)
					Non current liabilities	(16,011)
Total CRS		Level 2				$(18,770)	$(18,770)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$1,795	Current liabilities	$(489)	$1,306
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(239)	$(239)
Commodity derivatives	Not a hedge	Level 2			Current liabilities	$(20)	$(20)

Information related to the effect of derivative instruments on our consolidated income statements is as follows:

	Location	Three Month Ended March 31, 2012	Three Month Ended March 31, 2011
Foreign currency derivatives	Revaluation of derivatives	$1,087	$3
	Foreign currency gain (loss)	897	—

Total foreign currency derivatives		$1,984	$3
CRS	Revaluation of derivatives	$147	$—
Commodity derivatives	Revaluation of derivatives	$126	$—
Interest Rate Swap	Interest Expense	$(28)	$—
	Other Comprehensive Income	(33)	—

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

March 31, 2012

	Expected Maturity Date
	2012	2013	2014	2015	2016	2017	2018	Total	Fair Value
	(In Thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$2,089	$1,064	$—	$—	$—	$—	$—	$3,153	$3,153
Average Interest Rate	5.50%	5.50%	0.00%	0.00%	0.00%	0.00%	0.00%	5.50%
Variable Rate ($USD)	$3,063	$4,813	$5,687	$6,562	$12,250	$—	$—	$32,375	$32,375
Average Interest Rate	3.47%	3.47%	3.47%	3.47%	3. 47%	0.00%	0.00%	3. 47%
Variable Rate (€EUR)	$6,379	$8,641	$8,756	$8,872	$5,441	$—	$—	$38,089	$38,089
Average Interest Rate	3.68%	3.68%	3.68%	3.68%	3.68%	0.00%	0.00%	3.68%
Derivative Financial Instruments:
Interest Rate Swap ($USD)	$63	$49	$6	$—	$—	$—	$—	$118	$118
Average Interest Rate	0.49%	0.67%	0.96%	0.00%	0.00%	0.00%	0.00%	0.62%
Interest Rate Swap ($USD)	$63	$50	$8	$—	$—	$—	$—	$121	$121
Average Interest Rate	0.49%	0.65%	0.88%	0.00%	0.00%	0.00%	0.00%	0.60%
Interest Rate Cap (€EUR)	$—	$—	$—	$—	$19	$—	$—	$19	$19
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	1.71%	0.00%	0.00%	1.71%

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

March 31, 2012

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(In Thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive USD$/Pay EUR€)
Total Contract Amount(€)	€7,052	€4,327					€11,379	€(106)
Average Contract Rate	1.3195	1.3867	—	—	—	—	1.3459
(Receive HUF/Pay EUR€)
Total Contract Amount (€)	€6,209						€6,209	€(226)
Average Contract Rate	288.28	—	—	—	—	—	288.28
(Receive CHF/Pay EUR)
Total Contract Amount (€)	€5,126						€5,126	€834
Average Contract Rate	1.4400	—	—	—	—	—	1.4400
(Receive KRW/Pay EUR€)
Total Contract Amount (€)	€1,689						€1,689	€30
Average Contract Rate	1,495.40						1,495.40
$US functional currency
Forward Exchange Agreements:
(Receive USD$/Pay CAD$)
Total Contract Amount ($)	$7,564						$7,564	$142
Average Contract Rate	1.0179	—	—	—	—	—	1.0179
(Receive USD$/Pay JPY¥)
Total Contract Amount ($)	$4,223						$4,223	$(46)
Average Contract Rate	81.6917	—	—	—	—	—	81.6917
(Receive USD$/Pay MXN)
Total Contract Amount ($)	$5,285						$5,285	$236
Average Contract Rate	13.4347	—	—	—	—	—	13.4347

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

December 31, 2011

	Carrying Amount	Fair Value
On Balance Sheet Commodity Position and Related Derivatives

	Expected Maturity 2012	Fair Value
Related Derivatives
Futures Contracts ( ):
Contract Volumes (metric tons)	40
Weighted Average Price (per metric ton)	$8,800
Contract Amount ($)	$880,000	(21)

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by our Quarterly Report on Form 10-Q, in light of the material weakness in Internal Control over Financial Reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in our Annual Report on Form 10-K, management previously concluded that our internal control over financial reporting was not effective based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified a material weakness in accounting for significant, non-routine transactions. Although there were no such significant, non-routine transactions during the three month period ended March 31, 2012, we are working to remediate our material weakness in accounting for significant, non-routine transactions by hiring additional highly skilled accountants. Our remediation efforts are likely to be more difficult and costly than they otherwise would be if we were able to register a Domination and Profit and Loss Transfer agreement with our 76% owned subsidiary, W.E.T. Automotive AG. See PART II, ITEM 1., Legal Proceedings, for more information on our efforts to register a Domination and Profit and Loss Transfer agreement.

Notwithstanding the material weakness described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America.

(b) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

At the first annual meeting of shareholders of W.E.T. following our acquisition of a majority interest in that company, held on August 16, 2011, the shareholders of W.E.T. approved an arrangement by which Amerigon Europe would take management control of W.E.T. and would directly receive W.E.T.’s annual profits and absorb W.E.T.’s annual losses, subject to certain conditions and obligations of Amerigon Europe. Such an arrangement (a “Domination and Profit and Loss Transfer”) is somewhat unique to German law and is subject to the terms and conditions applicable thereto under German law. On September 15, 2011, Deutsche Balaton AG, a minority shareholder of W.E.T., filed an action in a Regional Court in Munich, Germany (the “German Lower Court”) to set aside the shareholder approval of the DPLTA based on an alleged violations of German corporate law.

The following material development occurred with respect to the above legal proceeding since December 31, 2011:

On April 5, 2012, the German Lower Court declared the W.E.T. shareholder approval of the Domination and Profit and Loss Transfer null and void based on such court’s conclusion that certain provisions in a separate document, a Business Combination Agreement between Amerigon, Amerigon Europe and W.E.T., were not deemed to be in accordance with German law. W.E.T. intends to appeal such ruling. As a result of the German Lower Court ruling, the Domination and Profit and Loss Transfer cannot be registered, and cannot go into effect, unless and until the decision of the German Lower Court is overturned by a German appellate court. Until the Domination and Profit and Loss Transfer is registered and effective, W.E.T. will not be subject to direct management control by Amerigon and W.E.T.’s profits can only be distributed by the declaration of dividends.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2011.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1	Restated Articles of Incorporation (16)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company (8)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (10)

4.2	Amendment to Rights Agreement, dated as of March 30, 2011, by and between the Company and Computershare Trust Company, N.A. (12)

10.1*	1993 Stock Option Plan(2)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(3)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (6)

10.3.2*	Amendment to 2006 Equity Incentive Plan (7)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (8)

10.3.4*	Third Amendment to 2006 Equity Incentive Plan (11)

10.3.5*	Fourth Amendment to 2006 Equity Incentive Plan (12)

10.3.6*	Fifth Amendment to 2006 Equity Incentive Plan (18)

10.3.7*	2011 Equity Incentive Plan (13)

10.3.8*	First Amendment to 2011 Equity Incentive Plan (18)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(2)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(4)

10.5	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(5)

10.5.1	First Amendment to Revenue Sharing Agreement between the Company and Dr. Lon E. Bell dated December 31, 2010 (14)

10.6 *	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008 (9)

10.7	Securities Purchase Agreement dated as of March 30, 2011 by and among the Company and certain institutional investors in the Series C Convertible Preferred Stock (12)

10.8.1	Credit Agreement, dated as of March 30, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (12)

10.8.2	First Amendment to Credit Agreement, dated as of April 4, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (17)

10.8.3	Second Amendment to Credit Agreement, dated as of August 12, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (17)

10.8.4	Third Amendment to Credit Agreement, dated as of October 28, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (17)

10.8.5	Fourth Amendment to Credit Agreement, dated as of March 12, 2012, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (19)

10.8.6	Pledge and Security Agreement, dated as of March 30, 2011, by and among the Company, BSST LLC, ZT Plus, LLC, Amerigon Europe GmbH and Bank of America, N.A. (12)

10.8.7	Parent Guaranty, dated as of March 30, 2011, by the Company and Amerigon Europe GmbH executed in favor of Banc of America Securities Limited, in its capacity as administrative agent (12)

10.8.8	Subordination Agreement by and among the Company, Bank of America, N.A., Kingsbrook Opportunities Master Fund LP, and other buyers parties thereto (12)

10.9	Credit Agreement, dated as of March 30, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (15)

10.9.1	First Amendment to Credit Agreement, dated as of May 31, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (15)

10.9.2	Second Amendment to Credit Agreement, dated as of October 11, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

10.9.3	Third Amendment to Credit Agreement, dated as of November 14, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (19)

10.9.4	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (19)

10.10*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff (15)

10.11*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Thomas Liedl (15)

10.12*	Service Agreement, dated as of July 5, 2011, between W.E.T. Automotive Systems AG and Mr. Caspar Baumhauer (15)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(3)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2009 Annual Meeting of Stockholders and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8 filed on March 31, 2011 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2011 Annual Meeting of Stockholders and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed February 17, 2011 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 4, 2011 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 26, 2011 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2011 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 15, 2012 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: May 8, 2012

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 8, 2012