Form 10-Q
period 2012-06-30
AMERIGON INC
filed 2012-08-06
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 7, 2012, the registrant had 29,584,041 shares of Common Stock, no par value, issued and outstanding.

AMERIGON INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIGON INCORPORATED

d/b/a Gentherm

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$77,294	$23,839
Accounts receivable, less allowance of $2,336 and $1,937, respectively	94,342	82,395
Inventory:
Raw Materials	28,812	29,073
Work in process	2,187	2,497
Finished goods	15,385	14,774

Inventory	46,384	46,344
Derivative financial instruments	1,493	2,675
Deferred income tax assets	9,283	12,732
Prepaid expenses and other assets	16,192	9,685

Total current assets	244,988	177,670
Property and equipment, net	46,342	44,794
Goodwill	23,555	24,245
Other intangible assets	97,983	108,481
Deferred financing costs	2,029	2,441
Derivative financial instruments	6,730	—
Deferred income tax assets	12,967	11,402
Other non-current assets	9,197	8,774

Total assets	$443,791	$377,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,130	$42,533
Accrued liabilities	57,172	46,293
Current maturities of long-term debt	15,091	14,570
Derivative financial instruments	3,795	5,101
Deferred tax liabilities	—	3,218

Total current liabilities	117,188	111,715
Pension benefit obligation	3,600	3,872
Other liabilities	1,917	1,862
Long-term debt, less current maturities	45,358	61,677
Derivative financial instruments	14,968	17,189
Deferred tax liabilities	21,694	23,679

Total liabilities	204,725	219,994
Series C Convertible Preferred Stock	36,631	50,098
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 29,584,041 and 23,515,571 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	165,498	80,502
Paid-in capital	24,775	23,489
Accumulated other comprehensive income (loss)	(16,643)	(14,754)
Accumulated deficit	(19,267)	(25,716)

Total Amerigon Incorporated shareholders’ equity	154,363	63,521
Non-controlling interest	48,072	44,194

Total shareholders’ equity	202,435	107,715

Total liabilities and shareholders’ equity	$443,791	$377,807

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

d/b/a Gentherm

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Product revenues	$136,153	$77,137	$265,679	$112,933

Cost of sales	101,940	57,918	199,017	83,258

Gross margin	34,213	19,219	66,662	29,675
Operating expenses:
Research and development	10,577	4,740	20,778	7,401
Research and development reimbursements	(665)	(154)	(1,107)	(346)

Net research and development expenses	9,912	4,586	19,671	7,055
Acquisition transaction expenses	—	1,426	—	5,180
Selling, general and administrative	15,439	9,183	29,412	12,547

Total operating expenses	25,351	15,195	49,083	24,782

Operating income	8,862	4,024	17,579	4,893
Interest income (expense)	(1,048)	(1,246)	(2,184)	(1,237)
Debt retirement expense	—	(967)	—	(967)
Revaluation of derivatives	(1,423)	(1,269)	(63)	(1,269)
Foreign currency gain	3,289	1,235	2,778	1,406
Other income	239	414	318	470

Earnings before income tax	9,919	2,191	18,428	3,296
Income tax expense	2,911	1,373	5,155	3,144

Net income	7,008	818	13,273	152
Loss (gain) attributable to non-controlling interest	(1,432)	523	(2,819)	523

Net income attributable to Amerigon, Inc.	5,576	1,341	10,454	675
Convertible preferred stock dividends	(1,840)	(2,923)	(4,005)	(2,923)

Net income (loss) attributable to common shareholders	$3,736	$(1,582)	$6,449	$(2,248)

Basic earnings (loss) per share	$0.13	$(0.07)	$0.24	$(0.10)

Diluted earnings (loss) per share	$0.12	$(0.07)	$0.23	$(0.10)

Weighted average number of shares – basic	29,568	22,208	27,023	22,146

Weighted average number of shares – diluted	30,103	22,208	27,641	22,146

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

d/b/a Gentherm

CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Net income	$13,273	$152
Other comprehensive income, before tax:
Foreign currency translation adjustments	(2,431)	3,696
Unrealized gain(loss) on interest rate derivative securities	(30)	—

Other comprehensive income, before tax	(2,461)	3,696
Income tax expense related to items of other comprehensive income	—	—

Other comprehensive income, net of tax	$(2,461)	$3,696

Comprehensive income	10,812	3,848

Less: comprehensive income attributable to the non-controlling interest	2,247	363

Comprehensive income attributable to Amerigon	$8,565	$3,485

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

d/b/a Gentherm

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net income	$13,273	$152
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,402	6,094
Deferred tax provision	1,081	2,286
Stock compensation	517	631
Defined benefit plan expense	(207)	69
Provision of doubtful accounts	(210)	—
Loss (gain) on revaluation of financial derivatives	(1,039)	1,269
Debt retirement expense	—	967
Loss on equity investment	231	—
Loss on sale of property, plant and equipment	56	—
Excess tax benefit from equity awards	(1,068)	(2,217)
Changes in operating assets and liabilities:
Accounts receivable	(11,248)	(2,853)
Inventory	569	1,258
Prepaid expenses and other assets	(6,891)	368
Accounts payable	(46)	(1,796)
Accrued liabilities	7,187	277

Net cash provided by operating activities	17,607	6,505
Investing Activities:
Purchases of derivative financial instruments	(7,787)	—
Maturities of short-term investments	—	9,761
Purchase of W.E.T. Automotive AG, net of cash acquired	—	(113,432)
Fund restricted cash	—	(472)
Proceeds from the sale of property, plant and equipment	18	—
Purchase of property and equipment	(8,126)	(3,247)
Loan to equity investment	(350)	—
Patent costs	(674)	(717)

Net cash used in investing activities	(16,919)	(108,107)
Financing Activities:
Distribution paid to non-controlling interest	(290)	—
Borrowing of debt	81	137,083
Repayments of debt	(15,403)	(98,859)
Cash paid for financing costs	—	(4,031)
Proceeds from the sale of Series C Convertible Preferred Stock	—	61,941
Proceeds from the sale of embedded derivatives	—	2,610
Excess tax benefit from equity awards	1,068	2,217
Proceeds from public offering of common stock	75,547	—
Cash paid to Series C Preferred Stock Holders	(8,776)	—
Proceeds from sale of W.E.T. equity to non-controlling interest	1,921	—
Proceeds from the exercise of Common Stock options	340	927

Net cash provided by financing activities	54,488	101,888

Foreign currency effect	(1,721)	765

Net increase (decrease) in cash and cash equivalents	53,455	1,051
Cash and cash equivalents at beginning of period	23,839	26,584

Cash and cash equivalents at end of period	$77,294	$27,635

Supplemental disclosure of cash flow information:
Cash paid for taxes	$4,332	$1,108

Cash paid for interest	$2,146	$1,445

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock for Series C Preferred Stock redemption	$7,780	$—

Issuance of Common Stock for Series C Preferred Stock dividend	$1,030	$—

Common stock issued to Board of Directors and employees	$149	$606

See accompanying notes to the consolidated condensed financial statements.

AMERIGON INCORPORATED

d/b/a Gentherm

CONSOLIDATED CONDENSED STATEMENT CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Amerigon Equity	Non- Controlling Interest	Total
	Shares	Amount
Balance at December 31, 2011	23,515	$80,502	$23,489	$(25,716)	$(14,754)	$63,521	$44,194	$107,715
Exercise of Common Stock options for cash	63	490	(150)	—	—	340	—	340
Tax benefit from Exercises of Common Stock options	—	—	1,068	—	—	1,068	—	1,068
Public stock offering	5,290	75,547	—	—	—	75,547	—	75,547
Stock option compensation	—	—	368	—	—	368	—	368
Common Stock issued to Board of Directors and employees	35	149	—	—	—	149	—	149
Convertible preferred stock dividends				(4,005)	—	(4,005)	—	(4,005)
Preferred stock principal paid in common stock	601	7,780	—	—	—	7,780	—	7,780
Preferred stock dividend paid in common stock	80	1,030	—	—	—	1,030		1,030
Proceeds from subsidiary issuance of equity shares	—	—	—	—	—	—	1,921	1,921
Distribution paid to non-controlling interest	—	—	—	—	—	—	(290)	(290)
Currency hedge	—	—	—	—	(30)	(30)	—	(30)
Currency translation	—	—	—	—	(1,859)	(1,859)	(572)	(2,431)
Net income				10,454		10,454	2,819	13,273

Balance at June 30, 2012	29,584	$165,498	$24,775	$(19,267)	$(16,643)	$154,363	$48,072	$202,435

See accompanying notes to the condensed consolidated financial statements.

AMERIGON INCORPORATED

d/b/a Gentherm

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 1 – The Company

Amerigon Incorporated, doing business as Gentherm, designs, develops, manufactures and markets proprietary technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). Subject to shareholder approval, Amerigon Incorporated intends to change its name to Gentherm Incorporated to better reflect the Company’s global reach and capabilities in thermal management applications. Unless the context otherwise requires, the terms “Gentherm”, “Company”, “we”, “us” and “our” used herein refer to Amerigon Incorporated. The term “historical Gentherm” used herein excludes W.E.T. Automotive Systems AG (“W.E.T.”), a majority-owned subsidiary of Gentherm. One of the Company’s primary automotive seat comfort products is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. The Company has shipped approximately 9,691,000 units of its CCS product through June 30, 2012.

The Company is engaged in a program to improve the efficiency of our advanced thermoelectric device (“TED”) technologies and to develop, market and distribute new products based on this technology. Included in this initiative are the development and testing of new materials that show increased thermoelectric efficiency.

W.E.T.’s primary product categories include automotive seat comfort systems and specialized automotive cable systems. The automotive seat comfort systems category includes automotive seat heaters, climate comfort systems (similar to Gentherm’s climate controlled seat technology) for automotive seats, automotive steering wheel heater systems and integrated electronic components. The specialized automotive cable systems category includes ready-made wire harnesses and related wiring products.

The Company has evaluated subsequent events through the date that the consolidated condensed financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires adjustment to the disclosure in this filing.

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six months period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. It is suggested that theses condensed financial statements be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

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

AMERIGON INCORPORATED

d/b/a Gentherm

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 2 –Basis of Presentation and New Accounting Pronouncements – Continued

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Weighted average number of shares for calculation of basic EPS – Common Stock	29,567,545	22,208,454	27,023,219	22,146,231
Impact of stock options outstanding under the 1997 and 2006 Stock Option Plans	535,918	—	617,704	—

Weighted average number of shares for calculation of diluted EPS	30,103,463	23,208,454	27,640,923	22,146,231

The accompanying table represents Common Stock issuable upon the exercise of certain stock options, the Series C Convertible Preferred Stock and potential dividends paid in common stock that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Stock options outstanding under the 2006 and 2011 Stock Option Plans	84,000	2,060,272	84,000	2,060,272
Series C Convertible Preferred Stock	2,637,085	4,931,161	2,637,085	4,931,161

	2,721,085	6,991,433	2,721,085	6,991,433

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

•

W.E.T. Automotive AG (W.E.T.) –W.E.T. is being evaluated currently as an individual segment until such time as Gentherm is able to fully evaluate and implement its future integration plans and strategy.

AMERIGON INCORPORATED

d/b/a Gentherm

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 4 – Segment Reporting – Continued

The tables below present segment information about the reported product revenues and operating income of the Company for the three months and six month periods ended June 30, 2012 and 2011. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level at this time. Goodwill as of June 30, 2012 and 2011 pertained entirely to our W.E.T. segment.

Three Months Ended June 30,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2012:
Product revenues	$33,153	$—	$103,000	$—	$136,153
Depreciation and amortization	317	133	7,115	261	7,826
Operating income (loss)	8,756	(1,572)	6,703	(5,025)	8,862

2011:
Product revenues	$31,696	$264	$45,177	$—	$77,137
Depreciation and amortization	233	142	5,060	269	5,704
Operating income (loss)	7,851	(1,453)	2,160	(4,534)	4,024

The Advanced Technology operating loss for the three months ended June 30, 2012 and 2011 is net of $665 and $154, respectively, of reimbursed research and development costs. Reconciling items include historical Gentherm’s corporate selling, general and administrative costs and, for June 30, 2011 only, acquisition transaction costs.

Six Months Ended June 30,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2012:
Product revenues	$62,151	$—	$203,528	$—	$265,679
Depreciation and amortization	608	266	14,005	523	15,402
Operating income (loss)	15,738	(3,130)	14,025	(9,054)	17,579

2011:
Product revenues	$67,247	$509	$45,177	$—	$112,933
Depreciation and amortization	469	285	5,060	280	6,094
Operating income (loss)	17,410	(3,025)	2,160	(11,652)	4,893

The Advanced Technology operating loss for the six months ended June 30, 2012 and 2011 is net of $1,107 and $346, respectively, of reimbursed research and development costs. Reconciling items include historical Gentherm’s corporate selling, general and administrative costs and, for June 30, 2011 only, acquisition transaction costs.

AMERIGON INCORPORATED

d/b/a Gentherm

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 4 – Segment Reporting – Continued

Total revenues information by geographic area:

	Three Months Ended June 30,
	2012		2011
United States	$57,510	42%	$23,899	31%
Germany	15,770	12%	8,372	11%
China	14,561	11%	6,010	8%
South Korea	12,975	10%	10,268	13%
Japan	7,259	5%	3,325	4%
Canada	4,428	3%	2,896	4%
Mexico	4,249	3%	7,024	9%
Czech Republic	4,103	3%	2,739	3%
United Kingdom	2,865	2%	2,418	3%
Other	12,433	9%	10,186	14%

Total product revenues	$136,153	100%	$77,137	100%

	Six Months Ended June 30,
	2012		2011
United States	$113,221	43%	$35,567	31%
Germany	33,711	13%	8,603	8%
China	25,737	10%	6,126	5%
South Korea	20,919	8%	19,322	17%
Japan	13,298	5%	9,077	8%
Czech Republic	8,695	3%	2,739	2%
Mexico	8,685	3%	12,998	12%
Canada	8,584	3%	4,195	4%
United Kingdom	6,548	2%	4,120	4%
Other	26,281	10%	10,186	9%

Total product revenues	$265,679	100%	$112,933	100%

Note 5 – Public Offering of Common Stock

On March 23, 2012, the Company completed a public offering of 5,290,000 shares of common stock, including the sale of 690,000 shares pursuant to the full exercise of the underwriters’ over-allotment option. The shares were sold at a price to the public of $15.25 per share. Net proceeds to the Company from the sale of the shares including the over-allotment option were $75,547 after the deduction of underwriting discounts and other offering expenses. The Company intends to use the net proceeds from this offering to make future redemption installment payments on, and pay dividends on, outstanding Series C 8% convertible preferred stock and, to the extent not used for such purposes, for general corporate purposes (see Note 7).

AMERIGON INCORPORATED

d/b/a Gentherm

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 6 – Series C Convertible Preferred Stock

On March 31, 2011, we issued 7,000 shares of our Series C Convertible Preferred Stock (each a “Preferred Share” and, collectively, the “Preferred Shares”) having an initial stated value of $10,000 per Preferred Share, subject to adjustment.

The Series C Convertible Preferred Stock is to be redeemed in nine equal quarterly installments that began on September 1, 2011 and will end on September 1, 2013 (each, an “Amortization Date”) by paying cash, issuing shares of our Common Stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends. Total Series C Convertible Preferred Stock installments made during the six months period ended June 30, 2012 is as follows:

	Installment Payments ($)	Cash ($)	Stock ($)	Stock (shares)
Dividend	$2,026	$996	$1,030	80,165
Principal	15,560	7,780	7,780	603,931

Total	$17,586	$8,776	$8,810	684,096

The following table summarizes the Series C Preferred Stock activity during the six months ended June 30, 2012:

	Shares	Amount
Balance at December 31, 2011	5,444	$50,098
Preferred stock principal paid in cash	(778)	(7,780)
Preferred stock principal paid in common stock	(778)	(7,780)
Preferred stock accretion of fees and embedded derivative	—	2,093

Balance at June 30, 2012	3,888	$36,631

Note 7 – Debt

The Company has two outstanding credit agreements with a syndicate of banks led by Bank of America; the US Bank of America credit facility and the W.E.T. Bank of America credit facility. The US Bank of America credit facility consists of the US Term Note and Europe Term Note. These notes are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 20% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Bank of America credit facility consists of the W.E.T. Term Note, which is subject to quarterly principal payments totaling 20% annually. Principal outstanding under both the US Bank of America credit facility and W.E.T. Bank of America credit facility will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.20% – 1.10% at June 30, 2012) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”) which varies based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. The base rate is equal to the highest of the Federal Funds Rate (0.09% at June 30, 2012) plus 0.5%, Bank of America’s prime rate (3.25% at June 30, 2012), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period is 3.0% for Eurocurrency Rate Loans and 2.0% for Base Rate Loans.

On March 30, 2012, the Company entered into the fourth amendment (the “Amendment”) to the US Bank of America credit facility. The amendment removed a requirement that previously obligated Gentherm to make prepayments on its outstanding indebtedness equal to the net proceeds received from the sale of Gentherm common stock in excess of the future obligations owed to the holders of Gentherm’s Series C 8% convertible preferred stock. The amendment permits Gentherm to retain any such excess amounts for general corporate purposes.

On May 16, 2012, W.E.T. sold all remaining shares of its treasury stock to current shareholders. In accordance with the terms of the W.E.T. Bank of America credit facility, net proceeds from the sale of treasury shares, including approximately $6,353 paid by Gentherm, were used to pay down the outstanding indebtedness on the W.E.T. term note. W.E.T. made a payment of $8,267 on the euro denominated tranche of the W.E.T. term note.

AMERIGON INCORPORATED

d/b/a Gentherm

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 7 – Debt – Continued

The following table summarizes the Company’s debt at June 30, 2012 and at December 31, 2011.

	June 30,2012		December 31, 2011
	Interest Rate	Principal Balance	Principal Balance
US Term Note	3.46%	$31,500	$33,250
Europe Term Note	3.56%	4,264	4,389
W.E.T. Term Note	3.56%	22,345	34,903
Bank of China	—	—	—
Capital Leases	5.50%	2,340	3,705
Total debt		60,449	76,247

Current portion		(15,091)	(14,570)

Long-term debt, less current maturities		$45,358	$61,677

The Company must maintain certain financial ratios including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio as defined by the Bank of America credit agreement.

As of June 30, 2012, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility and the W.E.T. Bank of America credit facility.

Note 8 – Derivative Financial Instruments

We are exposed to market risk from changes in foreign currency exchange rates, short term interest rates and price fluctuations of certain material commodities such as copper. Foreign currency exchange risks are attributable to sales to foreign customers not denominated in the seller’s functional currency, foreign plant operations, intercompany indebtedness and purchases from foreign suppliers and include exposures to the European Euro, Japanese Yen, Canadian Dollar, Hungarian Forint, Korean Won and Mexican Peso. The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from this risk by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. We record the ineffective portion of hedging instruments, if any, to other income (expense) in the consolidated condensed statements of operations.

AMERIGON INCORPORATED

d/b/a Gentherm

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 8 – Derivative Financial Instruments – Continued

The Company uses a market approach to value derivative instruments, analyzing observable benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the recurring fair value measurement of derivative instruments, including W.E.T.’s currency related interest rate swap (“CRS”), in our consolidated balance sheet as of June 30, 2012 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,594)
					Non current liabilities	(14,968)
Total CRS		Level 2				$(17,562)	$(17,562)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$1,493	Current liabilities	$(965)	$528
			Non current assets	6,730			$6,730
Total Foreign currency derivatives		Level 2		$8,223		$(965)	$7,258
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(236)	$(236)

Information relate to the effect of derivative instruments on our consolidated income statements is as follows:

	Location	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Foreign currency derivatives	Revaluation of derivatives	$(1,565)	$(478)
	Foreign currency gain (loss)	(226)	671

Total foreign currency derivatives		$(1,791)	$193
CRS	Revaluation of derivatives	$123	$270
Commodity derivatives	Revaluation of derivatives	$19	$145
Interest Rate Swap	Interest Expense	$(14)	$(42)
	Other Comprehensive Income	3	(30)

	Location	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Foreign currency derivatives	Cost of sales	$(18)	$(15)
	Revaluation of derivatives	$1,296	$1,296
	Foreign currency gain (loss)	353	353

Total foreign currency derivatives		$1,631	$1,634
CRS	Revaluation of derivatives	$(5,311)	$(5,311)
Commodity derivatives	Revaluation of derivatives	$136	$136
Series C Convertible Preferred Stock embedded derivatives	Revaluation of derivatives	$2,610	$2,610

We did not incur any hedge ineffectiveness during the six months ended June 30, 2012 and 2011. We recorded an expense of $94 from interest payments on interest rate swap agreements designated as hedging instruments within interest expense during the six months ended June 30, 2012.

AMERIGON INCORPORATED

d/b/a Gentherm

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

As of June 30, 2012, no impairment of goodwill from the acquisition of W.E.T. had occurred.

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

The Company’s derivative instruments and hedging activities and pension assets qualify as financial assets and liabilities whose fair value is measured on a recurring basis each reporting period. Fair value measurement disclosures for our derivative instruments and hedging activities are located within Note 8. The carrying amounts of financial instruments comprising cash and cash equivalents, short-term investments and accounts receivable approximate their fair values due to their short-term nature. The carrying value of the Company’s long-term debt approximates its fair value because interest charged on the loan balance is variable. There were no significant changes to interest rates during the period.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of June 30, 2012 and 2011, the Company did not realize any changes to the fair value of these assets due to events that negatively impacted their recoverability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amerigon Incorporated, doing business as Gentherm, designs, develops, manufactures and markets proprietary technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). Subject to shareholder approval, Amerigon Incorporated intends to change its name to Gentherm Incorporated to better reflect the Company’s broad global reach and capabilities in thermal management applications. Unless the context otherwise requires, the terms “Gentherm”, “Company”, “we”, “us” and “our” used herein refer to Amerigon Incorporated. One of the Gentherm’s primary automotive seat comfort products is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. During the second quarter of 2011, Gentherm acquired a majority interest in W.E.T. Automotive Systems AG (“W.E.T.”), a developer, manufacturer and distributor of heating and cooling systems, interior equipment, electronics and accessories used in automobile seats and other automotive and electronic applications in the automotive industry. The activities of W.E.T. represent a significant portion of the Company’s consolidated assets, liabilities, revenues and expenses. The term “historical Gentherm” used herein excludes W.E.T.

Second Quarter 2012 Compared with Second Quarter 2011

The following table presents select operations data for the period as reported, amounts for W.E.T. operations and amounts for Gentherm less the W.E.T. amounts representing the historical portion of Gentherm. These historical Gentherm financial results, which are non-GAAP measures, are provided to help shareholders understand Gentherm’s results of operations in light of the 2011 acquisition of W.E.T. These non-GAAP financial measures should be viewed in addition to, and not as an alternative for, Gentherm’s reported results prepared in accordance with GAAP.

	Three month period ended June 30, 2012
	(In Thousands)
	As Reported	Less: W.E.T.	Historical Gentherm
Product revenues	$136,153	$103,000	$33,153
Cost of sales	101,940	78,292	23,648

Gross margin	34,213	24,708	9,505
Gross margin percent	25.1%	24.0%	28.7%
Operating expenses:
Net research and development expenses	9,912	7,591	2,321
Selling, general and administrative expenses (1)	15,439	10,414	5,025
Operating income	8,862	6,703	2,159
Earnings before income tax	9,919	8,337	1,582

(1)	During the Second Quarter 2012, historical Gentherm incurred approximately $950 in expenses related to the DPLTA and Sarbanes-Oxley compliance for W.E.T. within selling, general and administrative expenses. See the Liquidity and Capital Resources section of this report for additional information about the DPLTA.

	Three month period ended June 30, 2011
	(In Thousands)
	As Reported	Less: W.E.T.	Historical Gentherm
Product revenues	$77,137	$45,177	$31,960
Cost of sales	57,918	34,840	23,078

Gross margin	19,219	10,337	8,882
Gross margin percent	24.9%	22.9%	27.8%
Operating expenses:
Net research and development expenses	4,586	2,104	2,482
Acquisition transaction expenses	1,426	—	1,426
Selling, general and administrative expenses	9,183	6,073	3,110
Operating income	4,024	2,160	1,864
Earnings before income tax	2,191	(724)	2,915

Product Revenues. Product revenues for the three months ended June 30, 2012 (“Second Quarter 2012”) were $136,153,000 compared with product revenues of $77,137,000 for the three months ended June 30 2011 (“Second Quarter 2011”), an increase of $59,016,000, or 77%, reflecting a full three months of W.E.T. revenues earned in the Second Quarter 2012 compared with one and a half months of W.E.T. revenues earned in the Second Quarter 2011 and increased revenue for historical Gentherm. W.E.T. revenues include the effect of the first historical Gentherm vehicle program to be produced in a W.E.T. facility totaling $7,113,000 for the Second Quarter 2012. Adding back the transferred program’s revenues, historical Gentherm’s product revenues would have increased $8,306,000, or 26%, reflecting new vehicle program launches since the end of the Second Quarter 2011 and expansion of certain programs into new geographic regions by our customers on existing vehicles. New program launches for CCS include the Ford Flex, Nissan Pathfinder, Infiniti JX, Hyundai i40 and Kia K9 Cadenza. New program launches for our heated and cooled cup holder include the Chrysler 300. Certain existing vehicle programs had higher revenue during the period as a result of our customers expanding the availability of our product to additional geographic regions. These vehicles include the Kia Optima which is now also offered in the China and North American markets and the Hyundai Sonata which is now also offered in the China Market. Partially offsetting higher product revenues during the Second Quarter 2012 is a decline related to the weakening of the Euro against the U.S. dollar which negatively impacted our Euro denominated revenues. Our Euro denominated product revenue for the Second Quarter 2012 was €30,558,000 and the average US Dollar/Euro exchange rate for the quarter was 1.2835. If the average exchange rate for the quarter been equal to the average US Dollar/Euro rate for all of 2011 of 1.3921, we would have reported incrementally higher revenue of approximately $3,319,000.

Cost of Sales. Cost of sales increased to $101,940,000 in the Second Quarter 2012 from $57,918,000 in the Second Quarter 2011. This increase of $44,022,000, or 76%, is due to a full three months of W.E.T. cost of sales incurred in the Second Quarter 2012 compared with one and a half months of W.E.T. cost of sales incurred in the Second Quarter 2011, and by higher cost of sales for historical Gentherm, offset by higher gross margin percentages. A favorable change in product mix increased historical Gentherm’s gross profit percentage during the Second Quarter 2012 to approximately 29% compared with 28% during the Second Quarter 2011.

Net Research and Development Expenses. Net research and development expenses increased to $9,912,000 in the Second Quarter 2012 from $4,586,000 in the Second Quarter 2011, an increase of $5,326,000, or 116%, reflecting a full three months of W.E.T. research and development expenses incurred in Second Quarter 2012 compared with one and a half months of W.E.T. expenses incurred in Second Quarter 2011.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. We incurred $1,426,000 in fees and expenses associated with the acquisition of W.E.T. during the Second Quarter 2011. The acquisition closed in the second quarter of 2011. We did not incur any acquisition transaction expenses during the Second Quarter 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $15,439,000 in the Second Quarter 2012 from $9,183,000 in the Second Quarter 2011. This increase of $6,256,000, or 68%, is primarily due to a full three months of W.E.T. expenses incurred in the Second Quarter 2012 compared with one and a half months of W.E.T. expenses in the Second Quarter 2011, and higher selling, general and administrative expenses at historical Gentherm. Historical Gentherm’s selling, general and administrative expenses increased $1,915,000, or 62%, and included approximately $630,000 in legal expenses related to Domination and Profit and Loss Transfer Agreement (“DPLTA”) for W.E.T., and approximately $320,000 in expenses related to the Sarbanes-Oxley compliance implementation for W.E.T. We anticipate incurring approximately $300,000 to $400,000 of expenses in the second half of the year related to the Sarbanes-Oxley project for W.E.T. See the Liquidity and Capital Resources section of this report for additional information about the DPLTA. The remaining increase in historical Gentherm’s selling, general and administrative expenses is due to higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases.

Income Tax Expense. We recorded an income tax expense of $2,911,000 during the Second Quarter 2012 representing an effective tax rate of 29% on earnings before income tax of $9,919,000. This effective tax rate was lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions. During the Second Quarter 2011, we incurred acquisition transaction expenses of $1,426,000 which were not deductible and therefore our income tax expense for that same period did not reflect any related tax benefit. Our estimated effective tax rate for the Second Quarter 2011 was 37% before the effect of the non-deductible acquisition transaction expenses. Our effective tax rate was estimated based upon a forecast of our full year results not including the non-deductible acquisition transaction costs which were reflected separately as a discrete tax item during 2011.

First Half 2012 Compared with First Half 2011

The following table presents select operations data for the period as reported, amounts for W.E.T. operations and amounts for Gentherm less the W.E.T. amounts representing the historical portion of Gentherm. These historical Gentherm financial results, which are non-GAAP measures, are provided to help shareholders understand Gentherm’s results of operations in light of the 2011 acquisition of W.E.T. These non-GAAP financial measures should be viewed in addition to, and not as an alternative for, Gentherm’s reported results prepared in accordance with GAAP.

	Six month period ended June 30, 2012
	(In Thousands)
	As Reported	Less: W.E.T.	Historical Gentherm
Product revenues	$265,679	$203,528	$62,151
Cost of sales	199,017	154,159	44,858

Gross margin	66,662	49,369	17,293
Gross margin percent	25.1%	24.3%	27.8%
Operating expenses:
Net research and development expenses	19,671	14,986	4,685
Selling, general and administrative expenses (1)	29,412	20,358	9,054
Operating income	17,579	14,025	3,554
Earnings before income tax	18,428	16,126	2,302

(1)	During the Second Quarter 2012, historical Gentherm incurred approximately $1,090 in expenses related to the DPLTA and Sarbanes-Oxley compliance for W.E.T. within selling, general and administrative expenses. See the Liquidity and Capital Resources section of this report for additional information about the DPLTA.

	Six month period ended June 30, 2011
	(In Thousands)
	As Reported	Less: W.E.T.	Historical Gentherm
Product revenues	$112,933	$45,177	$67,756
Cost of sales	83,258	34,840	48,418

Gross margin	29,675	10,337	19,338
Gross margin percent	26.3%	22.9%	28.5%
Operating expenses:
Net research and development expenses	7,055	2,104	4,951
Acquisition transaction expenses	5,180	—	5,180
Selling, general and administrative expenses	12,547	6,073	6,474
Operating income	4,893	2,160	2,733
Earnings before income tax	3,296	(724)	4,020

Product Revenues. Product revenues for the six months ended June 30, 2012 (“First Half 2012”) were $265,679,000 compared with product revenues of $112,933,000 for the six months ended June 30, 2011 (“First Half 2011”), an increase of $152,746,000, or 135%, reflecting a full six months of W.E.T. revenues earned in the First Half 2012 compared with one and a half months of W.E.T. revenues earned in the First Half 2011. W.E.T. revenues include the effect of the first historical Gentherm vehicle program to be produced in a W.E.T. facility totaling $14,116,000 for the First Half 2012. Adding back the transferred program’s revenues, historical Gentherm’s product revenues would have increased $8,511,000, or 13%, reflecting new vehicle program launches since the end of the Second Quarter 2011 and expansion of certain programs into new geographic regions by our customers on existing vehicles. New program launches for CCS include the Ford Flex, Nissan Pathfinder, Infiniti JX, Hyundai i40 and Kia K9 Cadenza. New program launches for our heated and cooled cup holder include the Chrysler 300. Certain existing vehicle programs had higher revenue during the period as a result of our customers expanding the availability of our product to additional geographic regions. These vehicles include the Kia Optima which is now also offered in the China and North American markets and the Hyundai Sonata which is now also offered in the China Market. Partially offsetting higher product revenues during the First Half 2012 is a decline related to the weakening of the Euro against the U.S. dollar which negatively impacted our Euro denominated revenues. Our Euro denominated product revenue for the First Half 2012 was €63,628,000 and the average US Dollar/Euro exchange rate for First Half 2012 was 1.2978. If the average exchange rate for the half year been equal to the average US Dollar/Euro rate for all of 2011 of 1.3921, we would have reported incrementally higher revenue of approximately $6,000,000.

Cost of Sales. Cost of sales increased to $199,017,000 in the First Half 2012 from $83,258,000 in the First Half 2011. This increase of $115,759,000, or 139%, is due to a full six months of W.E.T. cost of sales incurred in the First Half 2012 compared with one and a half months of W.E.T. cost of sales incurred in the First Half 2011, and by higher cost of sales for historical Gentherm, offset by higher gross margin percentages. The $3,560,000, or 7%, decrease on cost of sales attributable to historical Gentherm is due to lower sales volumes and slightly lower gross profit percentages. The gross profit percentage during the First Half of 2012 for historical Gentherm was approximately 28% compared with 29% during the First Half 2011. This decrease in gross profit was the result of an unfavorable change in product mix.

Net Research and Development Expenses. Net research and development expenses increased to $19,671,000 in the First Half 2012 from $7,055,000 in the First Half 2011, an increase of $12,616,000, or 179%, reflecting a full six months of W.E.T. research and development expenses incurred in the First Half 2012 compared with one and a half months of W.E.T. expenses incurred in the First Half 2011.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. We incurred $5,180,000 in fees and expenses associated with the acquisition of W.E.T. during the First Half 2011. The acquisition closed in the second quarter of 2011. We did not incur any acquisition transaction expenses during the First Half 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $29,412,000 in the First Half 2012 from $12,547,000 in the First Half 2011. This $16,865,000, or 134%, increase is primarily due to a full six months of W.E.T. expenses incurred in the First Half 2012 compared with one and a half months of W.E.T. expenses in the First Half 2011, and higher selling, general and administrative expenses at Gentherm. Historical Gentherm’s selling, general and administrative expenses increased $2,580,000, or 40%, and included approximately $710,000 in expenses to pursue a DPLTA for W.E.T., and approximately $380,000 in expenses related to the Sarbanes-Oxley implementation for W.E.T. See the Liquidity and Capital Reources section of this report for additional information about the DPLTA. The remaining increase in historical Gentherm’s selling, general and administrative expenses is due to higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases.

Income Tax Expense. We recorded an income tax expense of $5,155,000 during the First Half 2012 representing an effective tax rate of 28% on earnings before income tax of $18,428,000. This effective tax rate was lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions. During the First Half 2011, we incurred acquisition transaction expenses of $5,180,000 which were not deductible and therefore our income tax expense for that same period did not reflect any related tax benefit. Our estimated effective tax rate for the First Half 2011 was 37% before the effect of the non-deductible acquisition transaction expenses. Our effective tax rate was estimated based upon a forecast of our full year results not including the non-deductible acquisition transaction costs which were reflected separately as a discrete tax item during 2011.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$77,294,000	$23,839,000

We manage our cash, cash equivalents in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents increased by $53,455,000 in the First Half 2012. As of June 30, 2012, the Company has $13,134,000 in cash and cash equivalent at foreign locations. If that cash and cash equivalents were needed for our operations in the U.S. in the future we would be required to accrue and pay U.S. taxes in order to repatriate these funds. Based on our current plans, we believe we have sufficient cash in the U.S. to fund our U.S. operations and our intent is to permanently reinvest these foreign amounts outside of the U.S.

Cash provided by operating activities during the First Half 2012 was $17,607,000 and was attributable to net income of $13,273,000, net of non-cash adjustments. Non-cash adjustments included depreciation and amortization of $15,402,000, deferred tax provisions of $1,081,000, stock compensation of $517,000, gains on revaluation of financial derivatives of $1,039,000 and other items. Partially offsetting these was a net increase in net operating assets and liabilities of $10,429,000.

As of June 30, 2012, working capital was $127,800,000 as compared to $65,955,000 at December 31, 2011, an increase of $61,845,000, or 94%. This increase is primarily related to a public offering of 5,290,000 shares of common stock totaling $75,547,000, an increase in accounts receivable totaling $11,248,000, partially offset by payments on our outstanding term notes and Series C Convertible Preferred Stock. Total payments on outstanding term notes were $15,403,000, including mandatory repayments using proceeds from the sale of W.E.T. treasury shares, and total Series C Convertible Preferred Stock payments were $8,776,000. Working capital was also impacted by changes in currency exchange rates.

Cash used in investing activities was $16,919,000 during the First Half 2012, reflecting purchases of property and equipment totaling $8,126,000, cash paid to acquire new derivative financial instruments of $7,787,000, cash paid to acquire new patents and patent application filings of $674,000 and cash loaned to an equity investment of $350,000. Purchases of property and equipment for the period are primarily related to expansion of production capacity, as well as replacement of existing equipment.

Cash provided by financing activities was $54,488,000 during the First Half 2012, reflecting the public offering of common stock totaling $75,547,000, excess tax benefit from equity awards of $1,068,000, proceeds from exercises of Common Stock options of $340,000 and $1,921,000 in proceeds from non-controlling interests related to the sale of W.E.T.’s outstanding treasury shares. These amounts were partially offset by aforementioned repayments on our outstanding term notes and Series C Convertible Preferred Stock totaling $15,403,000 and $8,776,000, respectively.

The Series C Convertible Preferred Stock is to be redeemed in nine equal quarterly installments beginning on September 1, 2011 and ending on September 1, 2013 (each, an “Amortization Date”) by paying cash, issuing shares of our Common Stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends. Total Series C Convertible Preferred Stock installments made during the six month period ended June 30, 2012 are as follows (in Thousands, except share data):

	Installment Payments ($)	Cash ($)	Stock ($)	Stock (shares)
Dividend	$2,026	$996	$1,030	80,165
Principal	15,560	7,780	7,780	603,931

Total	$17,586	$8,776	$8,810	684,096

We intend to use a portion of the net proceeds from the public offering of common stock to pay our future obligations to holders of our Series C Preferred Stock. These future cash payment obligations, assuming such shares are not earlier converted into shares of common stock by the holders, are approximately as follows (in Thousands):

	2012	2013	Total
Dividend	$1,404	$930	$2,334
Principal	15,560	23,320	38,880

Total	$16,964	$24,250	$41,214

The Company has two outstanding credit agreements with a syndicate of banks led by Bank of America; the US Bank of America credit facility and the W.E.T. Bank of America credit facility. The US Bank of America credit facility consists of the US Term Note and Europe Term Note. These notes are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 20% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Bank of America credit facility consists of the W.E.T. Term Note, which is subject to quarterly principal payments totaling 20% annually. Principal outstanding under both the US Bank of America credit facility and W.E.T. Bank of America credit facility will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.20% – 1.10% at June 30, 2012) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”) which varies based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. The base rate is equal to the highest of the Federal Funds Rate (0.09% at June 30, 2012) plus 0.5%, Bank of America’s prime rate (3.25% at June 30, 2012), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period is 3.0% for Eurocurrency Rate Loans and 2.0% for Base Rate Loans.

The Company must maintain certain financial ratios including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio as defined by the Bank of America credit agreement.

As of June 30, 2012, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility and the W.E.T. Bank of America credit facility.

The following table summarizes the Company’s debt at June 30, 2012 and December 31, 2011.

	June 30,2012		December 31, 2011
	Interest Rate	Principal Balance	Principal Balance
US Term Note	3.46%	$31,500	$33,250
Europe Term Note	3.56%	4,264	4,389
W.E.T. Term Note	3.56%	22,345	34,903
Bank of China	—	—	—
Capital Leases	5.50%	2,340	3,705
Total debt		60,449	76,247

Current portion		(15,091)	(14,570)

Long-term debt, less current maturities		$45,358	$61,677

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

A minority shareholder of W.E.T. filed an action in Germany to set aside the shareholder approval of the DPLTA based on alleged violations of German corporate law. As a result, the DPLTA has not yet been registered and will not go into effect until the minority shareholder action is resolved. See Part II, Item 1, Legal Proceedings, for further information concerning the aforementioned minority shareholder action.

In order to provide financing for the potential tender offer to the minority shareholders of W.E.T., the Company entered into an amendment to the US Bank of America credit facility, on October 28, 2011. The amendment provides for a $45,000,000 term loan facility for Amerigon Europe, doing business as Gentherm Europe, which replaced Gentherm Europe’s then existing Europe Term Note. As of June 30, 2012 €3,390,000, or $4,264,000, was outstanding under this term loan facility and $40,736,000 was available for future borrowing. Gentherm Europe is permitted to access this additional term loan financing in one or more draws through no later than January 1, 2013, and the proceeds of such draws may only be used by Amerigon Europe to fund the potential tender of shares of W.E.T. in connection with the DPLTA.

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing activities. Based on its current operating plan, management believes cash and equivalents at June 30, 2012 along with proceeds from future revenues are sufficient to meet operating needs for the foreseeable future.

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

We are exposed to market risk from changes in foreign currency exchange rates, short term interest rates and price fluctuations of certain material commodities, such as copper. Market risks for changes in interest rates relate primarily to our debt obligations under our Bank of America credit facilities. Foreign currency exchange risks are attributable to sales to foreign customers not denominated in the seller’s functional currency, foreign plant operations, intercompany indebtedness and purchases from foreign suppliers and include exposures to the European Euro, Japanese Yes, Canadian Dollar, Hungarian Forint, Korean Won and Mexican Peso. Our subsidiary W.E.T. regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from this risk by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. While W.E.T. continuously monitors the hedging program, derivative positions and hedging strategies and maintains documentation as to the hedging objectives, practices and procedures, W.E.T. has not typically designated its derivatives as hedging instruments for accounting purposes.

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000,000 or $12,576,000 as of June 30, 2012, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then six month Euro Interbank Offered Rate (“EURIBOR”), 0.93% at June 30, 2012, plus 1.40% and pays interest equal to the six month EUIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.20 at June 30, 2012, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100. W.E.T. has entered into offsetting derivative contracts that cancel out the payment due under the CRS through 2012.

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

The Company uses a market approach to value derivative instruments, analyzing observable benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of derivative instruments in our consolidated balance sheet as of June 30, 2012 is as follows:

			Asset Derivatives		Liability Derivatives		(in thousands) Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	(in thousands) Fair Value	Balance Sheet Location	(in thousands) Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,594)
					Non current liabilities	(14,968)
Total CRS		Level 2				$(17,562)	$(17,562)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$1,493	Current liabilities	$(965)	$528
			Non current assets	6,730			$6,730
Total Foreign currency derivatives		Level 2		$8,223		$(965)	$7,258
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(236)	$(236)

Information related to the effect of derivative instruments on our consolidated income statements is as follows (in thousands):

	Location	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Foreign currency derivatives	Revaluation of derivatives	$(1,565)	$(478)
	Foreign currency gain (loss)	(226)	671

Total foreign currency derivatives		$(1,791)	$193
CRS	Revaluation of derivatives	$123	$270
Commodity derivatives	Revaluation of derivatives	$19	$145
Interest Rate Swap	Interest Expense	$(14)	$(42)
	Other Comprehensive Income	3	(30)

	Location	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Foreign currency derivatives	Cost of sales	$(18)	$(15)
	Revaluation of derivatives	$1,296	$1,296
	Foreign currency gain (loss)	353	353

Total foreign currency derivatives		$1,631	$1,634
CRS	Revaluation of derivatives	$(5,311)	$(5,311)
Commodity derivatives	Revaluation of derivatives	$136	$136
Series C Convertible Preferred Stock embedded derivatives	Revaluation of derivatives	$2,610	$2,610

We did not incur any hedge ineffectiveness during the six months ended June 30, 2012 and 2011. We recorded an expense of $94,000 from interest payments on interest rate swap agreements designated as hedging instruments within interest expense during the six months ended June 30, 2012.

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

June 30, 2012

	Expected Maturity Date
	2012	2013	2014	2015	2016	2017	2018	Total	Fair Value
	(In Thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$2,340	$—	$—	$—	$—	$—	$—	$2,340	$2,340
Average Interest Rate	5.50%	5.50%	0.00%	0.00%	0.00%	0.00%	0.00%	5.50%
Variable Rate ($USD)	$3,594	$7,625	$8,501	$9,375	$13,657	$—	$—	$42,752	$42,752
Average Interest Rate	3.46%	3.46%	3.46%	3.46%	3. 46%	0.00%	0.00%	3. 46%
Variable Rate (€EUR)	$2,515	$5,822	$4,079	$763	$2,178	$—	$—	$15,357	$15,357
Average Interest Rate	3.62%	3.62%	3.62%	3.62%	3.62%	0.00%	0.00%	3.62%
Derivative Financial Instruments:
Interest Rate Swap ($USD)	$48	$57	$12	$—	$—	$—	$—	$117	$117
Average Interest Rate	0.48%	0.57%	0.65%	0.00%	0.00%	0.00%	0.00%	0.55%
Interest Rate Swap ($USD)	$63	$50	$8	$—	$—	$—	$—	$121	$119
Average Interest Rate	0.49%	0.65%	0.88%	0.00%	0.00%	0.00%	0.00%	0.60%
Interest Rate Cap (€EUR)	$—	$—	$—	$—	$19	$—	$—	$19	$19
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	1.46%	0.00%	0.00%	1.71%

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

June 30, 2012

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(In Thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive USD$/Pay EUR€)
Total Contract Amount(€)	€4,094	€4,327					€8,421	€(640)
Average Contract Rate	1.3202	1.3867	—	—	—	—	1.3552
(Receive HUF/Pay EUR€)
Total Contract Amount (€)	€3,151						€3,151	€(59)
Average Contract Rate	285.64	—	—	—	—	—	285.64
(Receive CHF/Pay EUR)
Total Contract Amount (€)	€5,126	€12,336	€12,336	€7,335	€12,437	€18,453	€68,023	€6,163
Average Contract Rate	1.4400	—	—	—	—	—	1.4400
(Receive KRW/Pay EUR€)
Total Contract Amount (€)	€1,035						€1,035	€(36)
Average Contract Rate	1,497.65						1,497.65

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(In Thousands except rate information)
$US functional currency
Forward Exchange Agreements:
(Receive USD$/Pay CAD$)
Total Contract Amount ($)	$4,751						$4,751	$(28)
Average Contract Rate	1.0188	—	—	—	—	—	1.0188
(Receive USD$/Pay JPY¥)
Total Contract Amount ($)	$2,192						$2,192	$65
Average Contract Rate	82.1267	—	—	—	—	—	82.1267
(Receive USD$/Pay MXN)
Total Contract Amount ($)	$4,071						$4,071	$158
Average Contract Rate	14.0095	—	—	—	—	—	14.0095

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by our Quarterly Report on Form 10-Q, in light of the material weakness in Internal Control over Financial Reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in our Annual Report on Form 10-K, management previously concluded that our internal control over financial reporting was not effective based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified a material weakness in accounting for significant, non-routine transactions. Although there were no such significant, non-routine transactions during the six month period ended June 30, 2012, we are working to remediate our material weakness in accounting for significant, non-routine transactions by hiring additional highly skilled accountants. Our remediation efforts are likely to be more difficult and costly than they otherwise would be if we were able to register a Domination and Profit and Loss Transfer agreement with our 76% owned subsidiary, W.E.T. Automotive AG. See PART II, ITEM 1., Legal Proceedings, for more information on our efforts to register a Domination and Profit and Loss Transfer agreement.

Notwithstanding the material weakness described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America.

(b) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

At the first annual meeting of shareholders of W.E.T. following our acquisition of a majority interest in that company, held on August 16, 2011, the shareholders of W.E.T. approved an arrangement by which Amerigon Europe, doing business as Gentherm Europe (“Gentherm Europe”), would take management control of W.E.T. and would directly receive W.E.T.’s annual profits and absorb W.E.T.’s annual losses, subject to certain conditions and obligations of Gentherm Europe. Such an arrangement (a “Domination and Profit and Loss Transfer”) is somewhat unique to German law and is subject to the terms and conditions applicable thereto under German law. On September 15, 2011, Deutsche Balaton AG, a minority shareholder of W.E.T., filed an action in a Regional Court in Munich, Germany (the “German Lower Court”) to set aside the shareholder approval of the DPLTA based on an alleged violations of German corporate law.

The following material development occurred with respect to the above legal proceeding since December 31, 2011:

On April 5, 2012, the German Lower Court declared the W.E.T. shareholder approval of the Domination and Profit and Loss Transfer null and void based on such court’s conclusion that certain provisions in a separate document, a Business Combination Agreement between Amerigon, doing business as Gentherm, Gentherm Europe and W.E.T., were not deemed to be in accordance with German law. W.E.T. has appealed such ruling. As a result of the German Lower Court ruling, the Domination and Profit and Loss Transfer cannot be registered, and cannot go into effect, unless and until the decision of the German Lower Court is overturned by a German appellate court. Until the Domination and Profit and Loss Transfer is registered and effective, W.E.T. will not be subject to direct management control by Gentherm and W.E.T.’s profits can only be distributed by the declaration of dividends.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2011.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1	Restated Articles of Incorporation (16)

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company (8)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (10)

4.2	Amendment to Rights Agreement, dated as of March 30, 2011, by and between the Company and Computershare Trust Company, N.A. (12)

10.1*	1993 Stock Option Plan(2)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(3)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (6)

10.3.2*	Amendment to 2006 Equity Incentive Plan (7)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (8)

10.3.4*	Third Amendment to 2006 Equity Incentive Plan (11)

10.3.5*	Fourth Amendment to 2006 Equity Incentive Plan (12)

10.3.6*	Fifth Amendment to 2006 Equity Incentive Plan (18)

10.3.7*	2011 Equity Incentive Plan (13)

10.3.8*	First Amendment to 2011 Equity Incentive Plan (18)

10.3.9*	Second Amendment to 2011 Equity Incentive Plan (20)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(2)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(4)

10.5	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(5)

10.5.1	First Amendment to Revenue Sharing Agreement between the Company and Dr. Lon E. Bell dated December 31, 2010 (14)

10.6 *	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated effective as of April 1, 2008 (9)

10.7	Securities Purchase Agreement dated as of March 30, 2011 by and among the Company and certain institutional investors in the Series C Convertible Preferred Stock (12)

10.8.1	Credit Agreement, dated as of March 30, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (12)

10.8.2	First Amendment to Credit Agreement, dated as of April 4, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (17)

10.8.3	Second Amendment to Credit Agreement, dated as of August 12, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (17)

Exhibit Number	Description

10.8.4	Third Amendment to Credit Agreement, dated as of October 28, 2011, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (17)

10.8.5	Fourth Amendment to Credit Agreement, dated as of March 12, 2012, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (19)

10.8.6	Pledge and Security Agreement, dated as of March 30, 2011, by and among the Company, BSST LLC, ZT Plus, LLC, Amerigon Europe GmbH and Bank of America, N.A. (12)

10.8.7	Parent Guaranty, dated as of March 30, 2011, by the Company and Amerigon Europe GmbH executed in favor of Banc of America Securities Limited, in its capacity as administrative agent (12)

10.8.8	Subordination Agreement by and among the Company, Bank of America, N.A., Kingsbrook Opportunities Master Fund LP, and other buyers parties thereto (12)

10.9	Credit Agreement, dated as of March 30, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (15)

10.9.1	First Amendment to Credit Agreement, dated as of May 31, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (15)

10.9.2	Second Amendment to Credit Agreement, dated as of October 11, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

10.9.3	Third Amendment to Credit Agreement, dated as of November 14, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (19)

10.9.4	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (19)

10.10*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff (15)

10.11*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Thomas Liedl (15)

10.12*	Service Agreement, dated as of July 5, 2011, between W.E.T. Automotive Systems AG and Mr. Caspar Baumhauer (15)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.

(3)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2009 Annual Meeting of Stockholders and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8 filed on March 31, 2011 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2011 Annual Meeting of Stockholders and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed February 17, 2011 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 4, 2011 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 26, 2011 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2011 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 15, 2012 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2012 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amerigon Incorporated
(Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: August 6, 2012

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 6, 2012