Form 10-Q
period 2012-09-30
GENTHERM Inc
filed 2012-11-05
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .

Commission File Number: 0 - 21810

GENTHERM INCORPORATED

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

At November 5, 2012, the registrant had 29,701,225 shares of Common Stock, no par value, issued and outstanding.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$72,279	$23,839
Accounts receivable, less allowance of $2,221 and $1,937, respectively	101,044	82,395
Inventory:
Raw Materials	29,975	29,073
Work in process	2,416	2,497
Finished goods	19,409	14,774

Inventory	51,800	46,344
Derivative financial instruments	590	2,675
Deferred income tax assets	9,273	12,732
Prepaid expenses and other assets	17,042	9,685

Total current assets	252,028	177,670
Property and equipment, net	50,702	44,794
Goodwill	24,076	24,245
Other intangible assets	103,193	108,481
Deferred financing costs	1,789	2,441
Derivative financial instruments	5,082	—
Deferred income tax assets	11,739	11,402
Other non-current assets	9,928	8,774

Total assets	$458,537	$377,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,270	$42,533
Accrued liabilities	68,212	46,293
Current maturities of long-term debt	18,172	14,570
Derivative financial instruments	3,355	5,101
Deferred tax liabilities	—	3,218

Total current liabilities	133,009	111,715
Pension benefit obligation	3,548	3,872
Other liabilities	3,788	1,862
Long-term debt, less current maturities	42,110	61,677
Derivative financial instruments	13,072	17,189
Deferred tax liabilities	21,397	23,679

Total liabilities	216,924	219,994
Series C Convertible Preferred Stock	29,633	50,098
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 29,701,225 and 23,515,571 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	166,126	80,502
Paid-in capital	25,383	23,489
Accumulated other comprehensive loss	(13,513)	(14,754)
Accumulated deficit	(16,685)	(25,716)

Total Gentherm Incorporated shareholders’ equity	161,311	63,521
Non-controlling interest	50,669	44,194

Total shareholders’ equity	211,980	107,715

Total liabilities and shareholders’ equity	$458,537	$377,807

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product revenues	$141,058	$125,639	$406,737	$238,572
Cost of sales	104,258	94,795	303,275	177,671

Gross margin	36,800	30,844	103,462	60,901
Operating expenses:
Research and development	10,702	11,520	31,480	18,921
Research and development reimbursements	(656)	(235)	(1,763)	(581)

Net research and development expenses	10,046	11,285	29,717	18,340
Acquisition transaction expenses	—	200	—	5,380
Selling, general and administrative	16,560	13,545	45,972	26,092

Total operating expenses	26,606	25,030	75,689	49,812

Operating income	10,194	5,814	27,773	11,089
Interest expense	(898)	(1,213)	(3,082)	(2,450)
Debt retirement expense	—	(3)	—	(970)
Revaluation of derivatives	(993)	(4,305)	(1,056)	(5,574)
Foreign currency gain (loss)	(421)	2,006	2,357	3,412
Other income	313	193	631	281

Earnings before income tax	8,195	2,492	26,623	5,788
Income tax expense	2,425	973	7,580	4,117

Net income	5,770	1,519	19,043	1,671
Loss (gain) attributable to non-controlling interest	(1,672)	(348)	(4,491)	175

Net income attributable to Gentherm Incorporated	4,098	1,171	14,552	1,846
Convertible preferred stock dividends	(1,516)	(2,815)	(5,521)	(5,738)

Net income (loss) attributable to common shareholders	$2,582	$(1,644)	$9,031	$(3,892)

Basic earnings (loss) per share	$0.09	$(0.07)	$0.32	$(0.17)

Diluted earnings (loss) per share	$0.09	$(0.07)	$0.31	$(0.17)

Weighted average number of shares – basic	29,619	22,753	28,177	22,351

Weighted average number of shares – diluted	30,003	22,753	28,676	22,351

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Net income	$19,043	$1,671
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,649	(5,547)
Unrealized loss on interest rate derivative securities	(55)	(283)

Other comprehensive income (loss), net of tax	$1,594	$(5,830)

Comprehensive income (loss)	20,637	(4,159)

Less: comprehensive income (loss) attributable to the non-controlling interest	4,844	(1,917)

Comprehensive income (loss) attributable to Gentherm Incorporated	$15,793	$(2,242)

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net income	$19,043	$1,671
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,902	15,454
Deferred tax provision	2,390	148
Stock compensation	911	1,565
Defined benefit plan expense	(303)	3
Provision of doubtful accounts	(305)	—
Loss (gain) on revaluation of financial derivatives	(1,064)	5,574
Debt retirement expense	—	970
Loss on equity investment	228	—
Loss on sale of property, plant and equipment	53	—
Excess tax benefit from equity awards	(1,577)	(3,044)
Changes in operating assets and liabilities:
Accounts receivable	(16,728)	(17,201)
Inventory	(4,250)	(5,904)
Prepaid expenses and other assets	(7,264)	(124)
Accounts payable	4,622	9,630
Accrued liabilities	10,715	(2,107)

Net cash provided by operating activities	29,373	6,635
Investing Activities:
Purchases of derivative financial instruments	(7,787)	—
Maturities of short-term investments	—	9,761
Purchase of W.E.T. Automotive AG, net of cash acquired	—	(113,432)
Cash invested in corporate owned life insurance	(265)	—
Proceeds from the sale of property, plant and equipment	20	—
Purchase of property and equipment	(15,344)	(3,824)
Loan to equity investment	(590)	—
Patent costs	(2,593)	(921)

Net cash used in investing activities	(26,559)	(108,416)
Financing Activities:
Distribution paid to non-controlling interest	(290)	—
Borrowing of debt	3,286	137,083
Repayments of debt	(19,149)	(105,900)
Cash paid for financing costs	—	(4,157)
Proceeds from the sale of Series C Convertible Preferred Stock	—	61,403
Proceeds from the sale of embedded derivatives	—	2,610
Excess tax benefit from equity awards	1,577	3,044
Proceeds from public offering of common stock	75,487	—
Cash paid to Series C Preferred Stock Holders	(17,340)	(121)
Proceeds from sale of W.E.T. equity to non-controlling interest	1,921	1,175
Proceeds from the exercise of Common Stock options	733	1,258

Net cash provided by financing activities	46,225	96,395

Foreign currency effect	(599)	(4,136)

Net increase (decrease) in cash and cash equivalents	48,440	(9,522)
Cash and cash equivalents at beginning of period	23,839	26,584

Cash and cash equivalents at end of period	$72,279	$17,062

Supplemental disclosure of cash flow information:
Cash paid for taxes	$5,678	$3,062

Cash paid for interest	$2,787	$2,322

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock for Series C Preferred Stock redemption	$7,780	$7,780

Issuance of Common Stock for Series C Preferred Stock dividend	$1,030	$2,322

Common stock issued to Board of Directors and employees	$314	$666

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Gentherm Equity	Non- Controlling Interest	Total
	Shares	Amount
Balance at December 31, 2011	23,515	$80,502	$23,489	$(25,716)	$(14,754)	$63,521	$44,194	$107,715
Exercise of Common Stock options for cash	170	1,013	(280)	—	—	733	—	733
Tax benefit from exercises of Common Stock options	—	—	1,577	—	—	1,577	—	1,577
Public stock offering	5,290	75,487	—	—	—	75,487	—	75,487
Stock option compensation	—	—	597	—	—	597	—	597
Common Stock issued to Board of Directors and employees	45	314	—	—	—	314	—	314
Convertible preferred stock dividends				(5,521)	—	(5,521)	—	(5,521)
Preferred stock principal paid in common stock	601	7,780	—	—	—	7,780	—	7,780
Preferred stock dividend paid in common stock	80	1,030	—	—	—	1,030		1,030
Proceeds from subsidiary issuance of equity shares	—	—	—	—	—	—	1,921	1,921
Distribution paid to non-controlling interest	—	—	—	—	—	—	(290)	(290)
Currency hedge	—	—	—	—	(55)	(55)	—	(55)
Currency translation	—	—	—	—	1,296	1,296	353	1,649
Net income				14,552		14,552	4,491	19,043

Balance at September 30, 2012	29,701	$166,126	$25,383	$(16,685)	$(13,513)	$161,311	$50,669	$211,980

See accompanying notes to the condensed consolidated financial statements.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 1 – The Company

Gentherm Incorporated (formally known as Amerigon Incorporated until September 5, 2012) designs, develops, manufactures and markets proprietary technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). Unless the context otherwise requires, the terms “Gentherm”, “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated. The term “historical Gentherm” used herein excludes W.E.T. Automotive Systems AG (“W.E.T.”), a majority-owned subsidiary of Gentherm. One of the Company’s primary automotive seat comfort products is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants.

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

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. It is suggested that theses condensed financial statements be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

Disclosures about Offsetting Assets and Liabilities.

In December 2011, the Financial Accounting Standards Board issued ASU No. 2011-11 which amends Topic 210 (Balance Sheet). ASU No. 2011-11 is intended to enhance the disclosure requirements for offsetting (netting) assets and liabilities and the effect or potential effect on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. The amendments in ASU No. 2011-11 include quantitative disclosure requirements to be presented in tabular format. The tabular disclosure components are as follows:

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

GENTHERM INCORPORATED

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of shares for calculation of basic EPS – Common Stock	29,618,964	22,753,184	28,177,182	22,350,772
Impact of stock options outstanding under the 1997, 2006 and 2011 Stock Option Plans	384,383	—	498,461	—

Weighted average number of shares for calculation of diluted EPS	30,003,347	22,753,184	28,675,643	22,350,772

The accompanying table represents Common Stock issuable upon the exercise of certain stock options, the Series C Convertible Preferred Stock and potential dividends paid in common stock that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options outstanding under the 1993, 1997, 2006 and 2011 Stock Option Plans	584,586	2,826,933	584,586	2,862,933
Series C Convertible Preferred Stock	2,092,291	4,284,384	2,092,291	4,284,384

	2,676,877	7,111,317	2,676,877	7,111,317

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

•

Advanced Technology – a division engaged in research and development efforts to improve the efficiency of thermoelectric devices and to develop, market and distribute products based on this new technology. It includes U.S. Department of Energy sponsored research projects, such as the development of a commercially viable thermoelectric generator.

•

W.E.T. Automotive AG (W.E.T.) –W.E.T. is being evaluated currently as an individual segment until such time as Gentherm is able to fully evaluate and implement its future integration plans and strategy.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 4 – Segment Reporting – Continued

The tables below present segment information about the reported product revenues and operating income of the Company for the three months and nine month periods ended September 30, 2012 and 2011. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level at this time. Goodwill as of September 30, 2012 and 2011 pertained entirely to our W.E.T. segment.

Three Months Ended September 30,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2012:
Product revenues	$33,966	$—	$107,092	$—	$141,058
Depreciation and amortization	333	133	6,692	342	7,500
Operating income (loss)	9,328	(1,475)	8,249	(5,908)	10,194

2011:
Product revenues	$30,418	$99	$95,122	$—	$125,639
Depreciation and amortization	309	143	8,637	271	9,360
Operating income (loss)	7,527	(1,551)	3,745	(3,907)	5,814

The Advanced Technology operating loss for the three months ended September 30, 2012 and 2011 is net of $656 and $235, respectively, of reimbursed research and development costs. Reconciling items include historical Gentherm’s corporate selling, general and administrative costs and, for 2011 only, acquisition transaction costs. W.E.T. product revenues include the effect of the first historical Gentherm vehicle program to be produced in a W.E.T. facility totaling $6,534 and $4,426 for the three months ending September 30, 2012 and 2011, respectively.

Nine Months Ended September 30,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2012:
Product revenues	$96,117	$—	$310,620	$—	$406,737
Depreciation and amortization	941	399	20,697	865	22,902
Operating income (loss)	25,066	(4,605)	22,274	(14,962)	27,773

2011:
Product revenues	$97,663	$609	$140,300	$—	$238,572
Depreciation and amortization	778	428	13,967	551	15,454
Operating income (loss)	24,933	(4,576)	5,579	(14,847)	11,089

The Advanced Technology operating loss for the nine months ended September 30, 2012 and 2011 is net of $1,763 and $581, respectively, of reimbursed research and development costs. Reconciling items include historical Gentherm’s corporate selling, general and administrative costs and, for 2011 only, acquisition transaction costs. W.E.T. product revenues include the effect of the first historical Gentherm vehicle program to be produced in a W.E.T. facility totaling $20,650 and $4,426 for the nine months ending September 30, 2012 and 2011, respectively.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 4 – Segment Reporting – Continued

Total revenues information by geographic area:

	Three Months Ended September 30,
	2012		2011
United States	$60,012	42%	$46,962	37%
China	17,773	13%	12,619	10%
Germany	15,694	11%	15,397	12%
Japan	10,716	8%	7,539	6%
South Korea	10,294	7%	8,922	7%
Canada	4,375	3%	3,504	3%
Hungary	3,581	3%	3,674	3%
Czech Republic	3,407	2%	4,853	4%
Mexico	2,782	2%	5,675	5%
Other	12,424	9%	16,494	13%

Total product revenues	$141,058	100%	$125,639	100%

	Nine Months Ended September 30,
	2012		2011
United States	$173,233	43%	$82,569	35%
Germany	49,405	12%	24,024	10%
China	43,510	11%	18,761	8%
South Korea	31,213	8%	28,246	12%
Japan	24,014	6%	16,618	7%
Canada	12,959	3%	7,705	3%
Czech Republic	12,102	3%	7,601	3%
Mexico	11,467	3%	18,677	8%
Hungary	9,527	2%	5,363	2%
Other	39,307	10%	29,008	12%

Total product revenues	$406,737	100%	$238,572	100%

Note 5 – Public Offering of Common Stock

On March 23, 2012, the Company completed a public offering of 5,290,000 shares of common stock, including the sale of 690,000 shares pursuant to the full exercise of the underwriters’ over-allotment option. The shares were sold at a price to the public of $15.25 per share. Net proceeds to the Company from the sale of the shares including the over-allotment option were $75,487 after the deduction of underwriting discounts and other offering expenses. The Company has and intends to continue to use the net proceeds from this offering to make future redemption installment payments on, and pay dividends on, outstanding Series C 8% convertible preferred stock and, to the extent not used for such purposes, for general corporate purposes (see Note 6).

GENTHERM INCORPORATED

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

The Series C Convertible Preferred Stock is to be redeemed in nine equal quarterly installments that began on September 1, 2011 and will end on September 1, 2013 (each, an “Amortization Date”) by paying cash, issuing shares of our Common Stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends. Total Series C Convertible Preferred Stock installments made during the nine months period ended September 30, 2012 is as follows:

	Installment Payments ($)	Cash ($)	Stock ($)	Stock (shares)
Dividend	$2,810	$1,780	$1,030	80,169
Principal	23,340	15,560	7,780	600,309

Total	$26,150	$17,340	$8,810	680,478

The following table summarizes the Series C Preferred Stock activity during the nine months ended September 30, 2012:

	Shares	Amount
Balance at December 31, 2011	5,444	$50,098
Preferred stock principal paid in cash	(1,556)	(15,560)
Preferred stock principal paid in common stock	(778)	(7,780)
Preferred stock accretion of fees and embedded derivative	—	2,875

Balance at September 30, 2012	3,110	$29,633

Note 7 – Debt

The Company has two outstanding credit agreements with a syndicate of banks led by Bank of America; the US Bank of America credit facility and the W.E.T. Bank of America credit facility. The US Bank of America credit facility consists of the US Term Note and Europe Term Note. These notes are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 20% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Bank of America credit facility consists of the W.E.T. Term Note, which is subject to quarterly principal payments totaling 20% annually. Principal outstanding under both the US Bank of America credit facility and W.E.T. Bank of America credit facility will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.20% – 0.60% at September 30, 2012) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”) which varies based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. The base rate is equal to the highest of the Federal Funds Rate (0.09% at September 30, 2012) plus 0.5%, Bank of America’s prime rate (3.25% at September 30, 2012), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period is 2.5% for Eurocurrency Rate Loans and 2.0% for Base Rate Loans.

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

On May 16, 2012, W.E.T. sold all remaining shares of its treasury stock to current shareholders. In accordance with the terms of the W.E.T. Bank of America credit facility, net proceeds from the sale of treasury shares, including approximately $6,353 paid by historical Gentherm, were used to pay down the outstanding indebtedness on the W.E.T. term note. W.E.T. made a payment of $8,237 on the euro denominated tranche of the W.E.T. term note.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 7 – Debt – Continued

On September 11, 2012, we borrowed ¥20,000, or $3,159, from Bank of China to fund a plant expansion project in China. The Bank of China loan is due in lump sum on September 10, 2013 with interest calculated at a fixed rate of 6.9%.

The following table summarizes the Company’s debt at September 30, 2012 and at December 31, 2011.

	September 30,2012		December 31, 2011
	Interest Rate	Principal Balance	Principal Balance
US Term Note	2.86%	$30,406	$33,250
Europe Term Note	2.57%	4,358	4,389
W.E.T. Term Note	2.79%	20,602	34,903
Bank of China	6.90%	3,165	—
Capital Leases	5.50%	1,751	3,705

Total debt		60,282	76,247
Current portion		(18,172)	(14,570)

Long-term debt, less current maturities		$42,110	$61,677

The Company must maintain certain financial ratios including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio as defined by the Bank of America credit agreement.

As of September 30, 2012, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility, the W.E.T. Bank of America credit facility and the Bank of China loan.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 8 – Derivative Financial Instruments – Continued

The Company uses a market approach to value derivative instruments, analyzing observable benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the recurring fair value measurement of derivative instruments, including W.E.T.’s currency related interest rate swap (“CRS”), in our consolidated balance sheet as of September 30, 2012 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,558)
					Non current liabilities	(13,072)

Total CRS						$(15,630)	$(15,630)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$6	Current liabilities	$(537)	$(531)
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$584			$584
			Non current assets	5,082			$5,082

Total foreign currency derivatives				$5,672		$(537)	$5,135
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(260)	$(260)

Information relating to the effect of derivative instruments on our consolidated income statements is as follows:

	Location	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Foreign currency derivatives	Revaluation of derivatives	$(2,036)	$(2,514)
	Foreign currency gain (loss)	1,051	1,722

Total foreign currency derivatives		$(985)	$(792)
CRS	Revaluation of derivatives	$1,045	$1,315
Commodity derivatives	Revaluation of derivatives	$(2)	$143
Interest Rate Swap	Interest Expense	$(12)	$(54)
	Other Comprehensive Income	$(25)	$(55)

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 8 – Derivative Financial Instruments – Continued

	Location	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Foreign currency derivatives	Cost of sales	$—	$(15)
	Revaluation of derivatives	(5,621)	(4,326)
	Foreign currency gain (loss)	(2,439)	2,087

Total foreign currency derivatives		$(8,060)	$2,254
CRS	Revaluation of derivatives	$1,745	$(3,565)
Commodity derivatives	Revaluation of derivatives	$(429)	$(293)
Series C Convertible Preferred Stock embedded derivatives	Revaluation of derivatives	$—	$2,610
Interest Rate Swap	Cost of sales	$42	$42
	Other Comprehensive Income	283	283

We did not incur any hedge ineffectiveness during the nine months ended September 30, 2012 and 2011. We recorded an expense of $127 from interest payments on interest rate swap agreements designated as hedging instruments within interest expense during the nine months ended September 30, 2012.

Note 9 – Fair Value Measurement

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

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of September 30, 2012 and 2011, the Company did not realize any changes to the fair value of these assets due to events that negatively impacted their recoverability.

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

General

Gentherm Incorporated (formally known as Amerigon Incorporated until September 5, 2012) designs, develops, manufactures and markets proprietary technology electronic components and systems for sale to car and truck original equipment manufacturers (“OEMs”). One of the Gentherm’s primary automotive seat comfort products is the Climate Control Seat™ (“CCS™”), which provides year-round comfort by providing both heating and cooling to seat occupants. During the second quarter of 2011, Gentherm acquired a majority interest in W.E.T. Automotive Systems AG (“W.E.T.”), a developer, manufacturer and distributor of heating and cooling systems, interior equipment, electronics and accessories used in automobile seats and other automotive and electronic applications in the automotive industry. The activities of W.E.T. represent a significant portion of the Company’s consolidated assets, liabilities, revenues and expenses. The term “historical Gentherm” used herein excludes W.E.T.

Third Quarter 2012 Compared with Third Quarter 2011

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

	Three month period ended September 30, 2012
	(In Thousands)
	As Reported	Less: W.E.T.	Historical Gentherm
Product revenues	$141,058	$107,092	$33,966
Cost of sales	104,258	80,203	24,055

Gross margin	36,800	26,889	9,911
Gross margin percent	26.1%	25.1%	29.2%
Operating expenses:

Net research and development expenses	10,046	7,988	2,058
Selling, general and administrative expenses (1)	16,560	10,652	5,908

Operating income	10,194	8,249	1,945

Earnings before income tax	8,195	6,875	1,320

(1)	During the Third Quarter 2012, historical Gentherm incurred approximately $600 in expenses related to the DPLTA and Sarbanes-Oxley compliance for W.E.T. within selling, general and administrative expenses. See the Liquidity and Capital Resources section of this report for additional information about the DPLTA.

	Three month period ended September 30, 2011
	(In Thousands)
	As Reported	Less: W.E.T.	Historical Gentherm
Product revenues	$125,639	$95,122	$30,517
Cost of sales	94,795	72,584	22,211

Gross margin	30,844	22,538	8,306
Gross margin percent	24.5%	23.7%	27.2%
Operating expenses:
Net research and development expenses	11,285	8,949	2,336
Acquisition transaction expenses	200	6	194
Selling, general and administrative expenses	13,545	9,838	3,707
Operating income	5,814	3,745	2,069
Earnings before income tax	2,492	1,030	1,462

Product Revenues. Product revenues for the three months ended September 30, 2012 (“Third Quarter 2012”) were $141,058,000 compared with product revenues of $125,639,000 for the three months ended September 30 2011 (“Third Quarter 2011”), an increase of $15,419,000, or 12%. Product revenues at W.E.T. for Third Quarter 2012 were $11,970,000 higher compared to Third Quarter 2011 driven by strong customer demand on existing vehicle programs, as well as new vehicle programs launched since September 30, 2011. W.E.T. revenues include the effect of the first historical Gentherm vehicle program to be produced in a W.E.T. facility totaling $6,534,000 for the Third Quarter 2012. Adding back the transferred program’s revenues in both periods, historical Gentherm’s product revenues would have increased $5,557,000, or 16%, reflecting new vehicle program launches since the end of the Third Quarter 2011 and expansion of certain programs into new geographic regions by our customers on existing vehicles. New program launches for CCS include the Ford Flex, Nissan Pathfinder, Infiniti JX, Hyundai i40 and Kia K9 Cadenza. Certain existing vehicle programs had higher revenue during the period as a result of our customers expanding the availability of our product to additional geographic regions, including the Kia Optima which is now also offered in the China and North American markets. Partially offsetting higher product revenues during the Third Quarter 2012 is a decline related to the weakening of the Euro against the U.S. dollar which negatively impacted our Euro denominated revenues. Our Euro denominated product revenue for the Third Quarter 2012 was €31,855,000 and the average US Dollar/Euro exchange rate for the quarter was 1.2514. If the average exchange rate for the quarter had been equal to the average US Dollar/Euro rate for all of 2011 of 1.407, we would have reported incrementally higher revenue of approximately $5,000,000.

Cost of Sales. Cost of sales increased to $104,258,000 in the Third Quarter 2012 from $94,795,000 in the Third Quarter 2011. This increase of $9,463,000, or 10%, is due to increased sales volume offset by higher gross margin percentages. A favorable change in product mix and greater coverage of fixed costs at the higher volume levels increased historical gross profit percentage during the Third Quarter 2012 to approximately 26% compared with 25% during the Third Quarter 2011.

Net Research and Development Expenses. Net research and development expenses were $10,046,000 in the Third Quarter 2012 compared to $11,285,000 in the Third Quarter 2011, a decrease of $1,239,000, or 11%, driven by a weakening of the Euro against the Dollar. The average Euro-to-Dollar exchange rate for Third Quarter 2012 decreased approximately 11% to 1.2541 compared with the Third Quarter 2011 rate of 1.407. The decrease in historical Gentherm’s research and development expense is due to an increase in funding reimbursements from U.S. Department of Energy sponsored research and product development.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. We incurred $200,000 in fees and expenses associated with the acquisition of W.E.T. during the Third Quarter 2011. The acquisition closed in the second quarter of 2011. We did not incur any acquisition transaction expenses during the Third Quarter 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $16,560,000 in the Third Quarter 2012 from $13,545,000 in the Third Quarter 2011, an increase of $3,015,000, or 22%. Historical Gentherm’s Third Quarter 2012 selling, general and administrative included approximately $150,000 in legal expenses related to a Domination and Profit and Loss Transfer Agreement (“DPLTA”) for W.E.T. and approximately $450,000 in incremental audit and accounting expenses driven by Sarbanes-Oxley compliance implementation for W.E.T. Approximately $500,000 in one-time fees associated with an investigation of a potential acquisition were incurred, in total, by W.E.T. and historical Gentherm. Historical Gentherm paid non-cash commissions of approximately $350,000 to our newly created Yongsan Korea JV on Hyundai and Kia vehicle sales in August and September, which was eliminated in consolidation. The remaining increase in historical Gentherm’s selling, general and administrative expenses is due to higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases. We anticipate incurring additional expenses in the fourth quarter related to the Sarbanes-Oxley project for W.E.T. as well as a significant drop in these expenses in the first quarter of 2013 and going forward. See the Liquidity and Capital Resources section of this report for additional information about the DPLTA.

Income Tax Expense. We recorded an income tax expense of $2,425,000 during the Third Quarter 2012 representing an effective tax rate of 30% on earnings before income tax of $8,195,000. This effective tax rate was lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions. During the Third Quarter 2011, we recorded an income tax expense of $973,000 representing an effective tax rate of 39% on earnings before income tax of $2,492,000. We had lower statutory tax rates in jurisdictions in which we experienced losses before income tax and higher statutory rates in jurisdictions in which we had earnings before income tax. The effect of these resulted in an effective tax rate higher than the US Federal rate. Our effective tax rate was estimated based upon a forecast of our full year results not including the non-deductible acquisition transaction costs which were reflected separately as a discrete tax item during 2011.

Nine Months Ending September 30, 2012 Compared with Nine Months Ending September 30, 2011

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

	Nine month period ended September 30, 2012
	(In Thousands)
	As Reported	Less: W.E.T.	Historical Gentherm
Product revenues	$406,737	$310,620	$96,117
Cost of sales	303,275	234,362	68,913

Gross margin	103,462	76,258	27,204
Gross margin percent	25.4%	24.6%	28.3%
Operating expenses:
Net research and development expenses	29,717	22,974	6,743
Selling, general and administrative expenses (1)	45,972	31,010	14,962
Operating income	27,773	22,274	5,499
Earnings before income tax	26,623	23,001	3,622

(1)	During the nine month period ending September 30, 2012, historical Gentherm incurred approximately $1,690 in expenses related to the DPLTA and Sarbanes-Oxley compliance for W.E.T. within selling, general and administrative expenses. See the Liquidity and Capital Resources section of this report for additional information about the DPLTA.

	Nine month period ended September 30, 2011
	(In Thousands)
	As Reported	Less: W.E.T.	Historical Gentherm
Product revenues	$238,572	$140,300	$98,272
Cost of sales	177,671	107,042	70,629

Gross margin	60,901	33,258	27,643
Gross margin percent	25.5%	23.7%	28.1%
Operating expenses:
Net research and development expenses	18,340	11,054	7,286
Acquisition transaction expenses	5,380	713	4,667
Selling, general and administrative expenses	26,092	15,912	10,180
Operating income	11,089	5,579	5,510
Earnings before income tax	5,788	(353)	6,141

Product Revenues. Product revenues for the nine months ended September 30, 2012 (“YTD 2012”) were $406,737,000 compared with product revenues of $238,572,000 for the nine months ended September 30, 2011 (“YTD 2011”), an increase of $168,165,000, or 70%, reflecting a full nine months of W.E.T. revenues earned in YTD 2012 compared with four and a half months of W.E.T. revenues earned in YTD 2011. W.E.T. revenues include the effect of the first historical Gentherm vehicle program to be produced in a W.E.T. facility totaling $20,650,000 for YTD 2012. Adding back the transferred program’s revenues for both periods, historical Gentherm’s product revenues would have increased $14,069,000, or 14%, reflecting new vehicle program launches since the end of the Third Quarter 2011 and expansion of certain programs into new geographic regions by our customers on existing vehicles. New program launches for CCS include the Ford Flex, Nissan Pathfinder, Infiniti JX, Hyundai i40 and Kia K9 Cadenza. Certain existing vehicle programs had higher revenue during the period as a result of our customers expanding the availability of our product to additional geographic regions. These vehicles include the Kia Optima which is now also offered in the China and North American markets. Partially offsetting higher product revenues during YTD 2012 is a decline related to the weakening of the Euro against the U.S. dollar which negatively impacted our Euro denominated revenues. Our Euro denominated product revenue for the YTD 2012 was €95,483,000 and the average US Dollar/Euro exchange rate for YTD 2012 was 1.2824. If the average exchange rate for YTD 2012 been equal to the average US Dollar/Euro rate for all of 2011 of 1.3921, we would have reported incrementally higher revenue of approximately $10,500,000.

Cost of Sales. Cost of sales increased to $303,275,000 in YTD 2012 from $177,671,000 in YTD 2011. This increase of $125,604,000, or 71%, is due to a full nine months of W.E.T. cost of sales incurred in YTD 2012 compared with four and a half months of W.E.T. cost of sales incurred in YTD 2011, and by higher cost of sales for historical Gentherm, offset by slightly higher gross margin percentages. The $1,356,000, or 2%, decrease on cost of sales attributable to historical Gentherm is due to lower sales volumes on some of our foreign vehicle programs.

Net Research and Development Expenses. Net research and development expenses increased to $29,717,000 in YTD 2012 from $18,340,000 in YTD 2011, an increase of $11,377,000, or 62%, reflecting a full nine months of W.E.T. research and development expenses incurred in YTD2012 compared with four and a half months of W.E.T. expenses incurred in YTD 2011. The decrease in historical Gentherm is due to an increase in funding reimbursements from U.S. Department of Energy sponsored research and product development for YTD 2012 compared with YTD 2011.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. We incurred $5,380,000 in fees and expenses associated with the acquisition of W.E.T. during YTD 2011. The acquisition closed in the second quarter of 2011. We did not incur any acquisition transaction expenses during YTD 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $45,972,000 in YTD 2012 from $26,092,000 in YTD 2011. This $19,880,000, or 76%, increase is primarily due to a full nine months of W.E.T. expenses incurred in YTD 2012 compared with four and a half months of W.E.T. expenses in YTD 2011, and higher selling, general and administrative expenses at historical Gentherm. Historical Gentherm’s YTD 2012 selling, general and administrative expenses increased $4,782,000, or 47%, and included approximately $860,000 in expenses to pursue a DPLTA for W.E.T., and approximately $830,000 in expenses related to the Sarbanes-Oxley implementation for W.E.T., approximately $250,000 in one-time fees associated with an investigation of a potential merger, and approximately $350,000 in non-cash commissions paid to our newly created Yongsan Korea JV on Hyundai and Kia vehicle sales in August and September. The remaining increase in historical Gentherm’s selling, general and administrative expenses is due to higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases. See the Liquidity and Capital Resources section of this report for additional information about the DPLTA.

Income Tax Expense. We recorded an income tax expense of $7,580,000 during YTD 2012 representing an effective tax rate of 28% on earnings before income tax of $26,623,000. This effective tax rate was lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions. During YTD 2011, we recorded an income tax expense of $4,117,000 representing an effective tax rate of 71% on earnings before income tax of $5,788,000. We incurred acquisition transaction expenses of $5,380,000 which were not deductible and therefore our income tax expense for that same period did not reflect any related tax benefit. Our estimated effective tax rate for YTD 2011 was 37% before the effect of the non-deductible acquisition transaction expenses. Our effective tax rate was estimated based upon a forecast of our full year results not including the non-deductible acquisition transaction costs which were reflected separately as a discrete tax item during 2011.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$72,279,000	$23,839,000

We manage our cash, cash equivalents in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents increased by $48,440,000 in YTD 2012. As of September 30, 2012, the Company had approximately $24,397,000 in cash and cash equivalent at foreign locations. If that cash and cash equivalents were needed for our operations in the U.S. in the future we would be required to accrue and pay U.S. taxes in order to repatriate these funds. Based on our current plans, we believe we have sufficient cash in the U.S. to fund our U.S. operations and our intent is to permanently reinvest these foreign amounts outside of the U.S.

Cash provided by operating activities during YTD 2012 was $29,373,000 and was attributable to net income of $19,043,000, net of non-cash adjustments. Non-cash adjustments included depreciation and amortization of $22,902,000, deferred tax provisions of $2,390,000, stock compensation of $911,000, gains on revaluation of financial derivatives of $1,064,000, excess tax benefit from equity awards and other items. Partially offsetting these was a net increase in net operating assets and liabilities of $12,905,000.

As of September 30, 2012, working capital was $119,019,000 as compared to $65,955,000 at December 31, 2011, an increase of $53,064,000, or 80%. This increase is primarily related to a public offering of 5,290,000 shares of common stock totaling $75,487,000, an increase in accounts receivable totaling $16,728,000, an increase in inventory totaling $4,250,000, an increase in prepaid and other assets of $7,264,000, partially offset by an increase in accounts payable of $4,622,000, an increase in accrued liabilities of $10,715,000 and by payments on our outstanding term notes and Series C Convertible Preferred Stock Total payments on outstanding term notes were $19,149,000, including mandatory repayments using proceeds from the sale of W.E.T. treasury shares, and total Series C Convertible Preferred Stock payments were $17,340,000. Working capital was also impacted by changes in currency exchange rates.

Cash used in investing activities was $26,559,000 during YTD 2012, reflecting purchases of property and equipment totaling $15,344,000, cash paid to acquire new derivative financial instruments of $7,787,000, cash paid to acquire new patents and patent application filings of $2,593,000 and cash loaned to an equity investment of $590,000. Purchases of property and equipment for the period are primarily related to expansion of production capacity, as well as replacement of existing equipment.

Cash provided by financing activities was $46,225,000 during YTD 2012, reflecting the public offering of common stock totaling $75,487,000, excess tax benefit from equity awards of $1,577,000, proceeds from exercises of Common Stock options of $733,000, borrowing of debt of $3,286,000 and $1,921,000 in proceeds from non-controlling interests related to the sale of W.E.T.’s outstanding treasury shares. These amounts were partially offset by aforementioned repayments on our outstanding term notes and Series C Convertible Preferred Stock totaling $19,149,000 and $17,340,000, respectively.

The Series C Convertible Preferred Stock is to be redeemed in nine equal quarterly installments beginning on September 1, 2011 and ending on September 1, 2013 (each, an “Amortization Date”) by paying cash, issuing shares of our Common Stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends. Total Series C Convertible Preferred Stock installments made during the nine month period ended September 30, 2012 are as follows (in thousands, except share data):

	Installment Payments ($)	Cash ($)	Stock ($)	Stock (shares)
Dividend	$2,810	$1,780	$1,030	80,169
Principal	23,340	15,560	7,780	600,309

Total	$26,150	$17,340	$8,810	680,478

We intend to use a portion of the net proceeds from the public offering of common stock to pay our future obligations to holders of our Series C Preferred Stock. These future cash payment obligations, assuming such shares are not earlier converted into shares of common stock by the holders, are approximately as follows (in thousands):

	2012	2013	Total
Dividend	$620	$930	$1,550
Principal	7,780	23,320	31,100

Total	$8,400	$24,250	$32,650

On September 11, 2012, we borrowed ¥20,000, or $3,159, from Bank of China to fund a plant expansion project in China. The Bank of China loan is due in lump sum on September 10, 2013 with interest calculated at a fixed rate of 6.9%.

The Company has two outstanding credit agreements with a syndicate of banks led by Bank of America; the US Bank of America credit facility and the W.E.T. Bank of America credit facility. The US Bank of America credit facility consists of the US Term Note and Europe Term Note. These notes are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 20% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Bank of America credit facility consists of the W.E.T. Term Note, which is subject to quarterly principal payments totaling 20% annually. Principal outstanding under both the US Bank of America credit facility and W.E.T. Bank of America credit facility will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.20% – 0.60% at September 30, 2012) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”) which varies based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. The base rate is equal to the highest of the Federal Funds Rate (0.09% at September 30, 2012) plus 0.5%, Bank of America’s prime rate (3.25% at September 30, 2012), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period is 2.5% for Eurocurrency Rate Loans and 2.0% for Base Rate Loans.

The Company must maintain certain financial ratios including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio as defined by the Bank of America credit agreement.

As of September 30, 2012, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility, the W.E.T. Bank of America credit facility and the Bank of China loan.

The following table summarizes the Company’s debt at September 30, 2012 and December 31, 2011.

	September 30,2012		December 31, 2011
	Interest Rate	Principal Balance	Principal Balance
US Term Note	2.86%	$30,406	$33,250
Europe Term Note	2.57%	4,358	4,389
W.E.T. Term Note	2.79%	20,602	34,903
Bank of China	6.90%	3,165	—
Capital Leases	5.50%	1,751	3,705

Total debt		60,282	76,247
Current portion		(18,172)	(14,570)

Long-term debt, less current maturities		$42,110	$61,677

On August 16, 2011, W.E.T. held its annual general assembly meeting during which the W.E.T. shareholders approved the adoption of a Domination and Profit and Loss Transfer Agreement (“DPLTA”). Under the terms of the DPLTA, when the DPLTA is registered, the minority shareholders of W.E.T. will be guaranteed a recurring, annual payment (the “Guaranteed Compensation”) of EUR 3.71 per share of W.E.T. held, subject to statutory taxes and deductions, resulting in a net payment of EUR 3.17 per share beginning in 2012; however, the minority shareholders of W.E.T. can elect to forego the Guaranteed Compensation and instead tender their shares to Gentherm Europe for a one-time cash payment of EUR 44.95 per share after the agreement is registered. If all minority shareholders of W.E.T. tendered their shares, the total payment obligation of Gentherm Europe would be approximately EUR 33,139,000.

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

In order to provide financing for the potential tender offer to the minority shareholders of W.E.T., the Company entered into an amendment to the US Bank of America credit facility, on October 28, 2011. The amendment provides for a $45,000,000 term loan facility for Gentherm Europe, which replaced Gentherm Europe’s then existing Europe Term Note. As of September 30, 2012 €3,390,000, or $4,358,000, was outstanding under this term loan facility and $40,642,000 was available for future borrowing. Gentherm Europe is permitted to access this additional term loan financing in one or more draws through no later than January 1, 2013, and the proceeds of such draws may only be used by Gentherm Europe to fund the potential tender of shares of W.E.T. in connection with the DPLTA.

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing activities. Based on its current operating plan, management believes cash and equivalents at September 30, 2012 along with proceeds from future revenues are sufficient to meet operating needs for the foreseeable future.

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

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000,000 or $12,854,000 as of September 30, 2012, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then six month Euro Interbank Offered Rate (“EURIBOR”), 0.44% at September 30, 2012, plus 1.40% and pays interest equal to the six month EUIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.21 at September 30, 2012, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100. W.E.T. has entered into offsetting derivative contracts that cancel out the payment due under the CRS through 2012.

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

The Company uses a market approach to value derivative instruments, analyzing observable benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of derivative instruments in our consolidated balance sheet as of September 30, 2012 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,558)
					Non current liabilities	(13,072)

Total CRS						$(15,630)	$(15,630)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$6	Current liabilities	$(537)	$(531)
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$584			$584
			Non current assets	5,082			$5,082

Total foreign currency derivatives				$5,672		$(537)	$5,135
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(260)	$(260)

Information related to the effect of derivative instruments on our consolidated income statements is as follows (in thousands):

	Location	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Foreign currency derivatives	Revaluation of derivatives	$(2,036)	$(2,514)
	Foreign currency gain (loss)	1,051	1,722

Total foreign currency derivatives		$(985)	$(792)
CRS	Revaluation of derivatives	$1,045	$1,315
Commodity derivatives	Revaluation of derivatives	$(2)	$143
Interest Rate Swap	Interest Expense	$(12)	$(54)
	Other Comprehensive Income	(25)	(55)

	Location	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Foreign currency derivatives	Cost of sales	$—	$(15)
	Revaluation of derivatives	(5,621)	(4,326)
	Foreign currency gain (loss)	(2,439)	2,087

Total foreign currency derivatives		$(8,060)	$2,254
CRS	Revaluation of derivatives	$1,745	$(3,565)
Commodity derivatives	Revaluation of derivatives	$(429)	$(293)
Series C Convertible Preferred Stock embedded derivatives	Revaluation of derivatives	$—	$2,610
Interest Rate Swap	Cost of sales	$42	$42
	Other Comprehensive Income	283	283

We did not incur any hedge ineffectiveness during the nine months ended September 30, 2012 and 2011. We recorded an expense of $127,000 from interest payments on interest rate swap agreements designated as hedging instruments within interest expense during the nine months ended September 30, 2012.

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

September 30, 2012

	Expected Maturity Date
	2012	2013	2014	2015	2016	2017	2018	Total	Fair Value
	(In Thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$1,751	$—	$—	$—	$—	$—	$—	$1,751	$1,751
Average Interest Rate	5.50%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	5.50%
Fixed Rate (¥CNY)	$—	$3,165	$—	$—	$—	$—	$—	$3,165	$3,165
Average Interest Rate	6.90%	6.90%	0.00%	0.00%	0.00%	0.00%	0.00%	6.90%
Variable Rate ($USD)	$3,594	$7,625	$8,501	$9,375	$13,657	$—	$—	$40,955	$40,955
Average Interest Rate	2.86%	2.86%	2.86%	2.86%	2.86%	0.00%	0.00%	2.86%
Variable Rate (€EUR)	$1,285	$5,951	$4,169	$780	$2,226	$—	$—	$14,411	$14,411
Average Interest Rate	2.67%	2.67%	2.67%	2.67%	2.67%	0.00%	0.00%	2.67%
Derivative Financial Instruments:
Interest Rate Swap ($USD)	$57	$56	$17	$—	$—	$—	$—	$130	$130
Average Interest Rate	0.34%	0.35%	0.40%	0.00%	0.00%	0.00%	0.00%	0.35%
Interest Rate Swap ($USD)	$37	$75	$19	$—	$—	$—	$—	$131	$131
Average Interest Rate	0.34%	0.35%	0.39%	0.00%	0.00%	0.00%	0.00%	0.35%
Interest Rate Cap (€EUR)	$—	$—	$—	$—	$6	$—	$—	$6	$6
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	2.75%	0.00%	0.00%	1.71%

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

September 30, 2012

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(In Thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive USD$/Pay EUR€)
Total Contract Amount(€)	€3,019	€4,327					€7,346	€(373)
Average Contract Rate	1.3219	1.3867	—	—	—	—	1.3609
(Receive HUF/Pay EUR€)
Total Contract Amount (€)	€1,520						€1,520	€(50)
Average Contract Rate	296.00	—	—	—	—	—	296.00
(Receive CHF/Pay EUR)
Total Contract Amount (€)	€—	€12,336	€12,336	€12,335	€12,437	€18,453	€67,897	€4,171
Average Contract Rate	—	1.20	1.20	1.20	1.20	1.20	1.20
(Receive KRW/Pay EUR€)
Total Contract Amount (€)	€2,424	€4,536					€6,960	€(44)
Average Contract Rate	1,454.31	1,455.02	—	—	—	—	1,454.77
$US functional currency
Forward Exchange Agreements:
(Receive USD$/Pay CAD$)
Total Contract Amount ($)	$1,573						$1,573	$56
Average Contract Rate	1.0171	—	—	—	—	—	1.0171
(Receive USD$/Pay JPY¥)
Total Contract Amount ($)	$1,090						$2,192	$64
Average Contract Rate	82.56	—	—	—	—	—	82.56
(Receive USD$/Pay MXN)
Total Contract Amount ($)	$2,594						$2,594	$120
Average Contract Rate	13.5321	—	—	—	—	—	13.5321

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by our Quarterly Report on Form 10-Q, in light of the material weakness in Internal Control over Financial Reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in our Annual Report on Form 10-K, management previously concluded that our internal control over financial reporting was not effective based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified a material weakness in accounting for significant, non-routine transactions. Although there were no such significant, non-routine transactions during the nine month period ended September 30, 2012, we are working to remediate our material weakness in accounting for significant, non-routine transactions by hiring additional highly skilled accountants. Our remediation efforts are likely to be more difficult and costly than they otherwise would be if we were able to register a Domination and Profit and Loss Transfer agreement with our 76% owned subsidiary, W.E.T. Automotive AG. See PART II, ITEM 1., Legal Proceedings, for more information on our efforts to register a Domination and Profit and Loss Transfer agreement.

Notwithstanding the material weakness described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America.

(b) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

At the first annual meeting of shareholders of W.E.T. following our acquisition of a majority interest in that company, held on August 16, 2011, the shareholders of W.E.T. approved an arrangement by which Gentherm Europe would take management control of W.E.T. and would directly receive W.E.T.’s annual profits and absorb W.E.T.’s annual losses, subject to certain conditions and obligations of Gentherm Europe. Such an arrangement (a “Domination and Profit and Loss Transfer”) is somewhat unique to German law and is subject to the terms and conditions applicable thereto under German law. On September 15, 2011, Deutsche Balaton AG, a minority shareholder of W.E.T., filed an action in a Regional Court in Munich, Germany (the “German Lower Court”) to set aside the shareholder approval of the DPLTA based on an alleged violations of German corporate law.

On April 5, 2012, the German Lower Court declared the W.E.T. shareholder approval of the Domination and Profit and Loss Transfer null and void based on such court’s conclusion that certain provisions in a separate document, a Business Combination Agreement between Gentherm, Gentherm Europe and W.E.T., were not deemed to be in accordance with German law. W.E.T. has appealed such ruling. As a result of the German Lower Court ruling, the Domination and Profit and Loss Transfer cannot be registered, and cannot go into effect, unless and until the decision of the German Lower Court is overturned by a German appellate court. Until the Domination and Profit and Loss Transfer is registered and effective, W.E.T. will not be subject to direct management control by Gentherm and W.E.T.’s profits can only be distributed by the declaration of dividends. W.E.T. has appealed the decision of the German Lower Court.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2011.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1	Restated Articles of Incorporation

3.2.1	Bylaws of the Company(1)

3.2.2	First Amendment to Bylaws of the Company (8)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (10)

4.2	Amendment to Rights Agreement, dated as of March 30, 2011, by and between the Company and Computershare Trust Company, N.A. (12)

10.1*	1993 Stock Option Plan(2)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(3)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan(1)

10.3.1*	2006 Equity Incentive Plan (6)

10.3.2*	Amendment to 2006 Equity Incentive Plan (7)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (8)

10.3.4*	Third Amendment to 2006 Equity Incentive Plan (11)

10.3.5*	Fourth Amendment to 2006 Equity Incentive Plan (12)

10.3.6*	Fifth Amendment to 2006 Equity Incentive Plan (17)

10.3.7*	2011 Equity Incentive Plan (13)

10.3.8*	First Amendment to 2011 Equity Incentive Plan (17)

10.3.9*	Second Amendment to 2011 Equity Incentive Plan (19)

10.4.1	Option and License Agreement dated as of November 2, 1992 between the Company and Feher Design, Inc.(2)

10.4.2	Amendment to Option and License Agreement between the Company and Feher Design dated September 1, 1997(4)

10.5	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000(5)

10.5.1	First Amendment to Revenue Sharing Agreement between the Company and Dr. Lon E. Bell dated December 31, 2010 (14)

10.6 *	The Executive Nonqualified Defined Benefit Plan of Amerigon Incorporated (now known as Gentherm Incorporated) effective as of April 1, 2008 (9)

10.7	Securities Purchase Agreement dated as of March 30, 2011 by and among the Company and certain institutional investors in the Series C Convertible Preferred Stock (12)

10.8.1	Credit Agreement, dated as of March 30, 2011, by and among the Company, Amerigon Europe GmbH (now known as Gentherm Europe GmbH), the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (12)

10.8.2	First Amendment to Credit Agreement, dated as of April 4, 2011, by and among the Company, Amerigon Europe GmbH (now known as Gentherm Europe GmbH), the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (16)

10.8.4	Third Amendment to Credit Agreement, dated as of October 28, 2011, by and among the Company, Amerigon Europe GmbH (now known as Gentherm Europe GmbH), the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (16)

Exhibit Number	Description

10.8.5	Fourth Amendment to Credit Agreement, dated as of March 12, 2012, by and among the Company, Amerigon Europe GmbH (now known as Gentherm Europe GmbH), the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (18)

10.8.6	Pledge and Security Agreement, dated as of March 30, 2011, by and among the Company, BSST LLC, ZT Plus, LLC, Amerigon Europe GmbH (now known as Gentherm Europe GmbH) and Bank of America, N.A. (12)

10.8.7	Parent Guaranty, dated as of March 30, 2011, by the Company and Amerigon Europe GmbH (now known as Gentherm Europe GmbH) executed in favor of Banc of America Securities Limited, in its capacity as administrative agent (12)

10.8.8	Subordination Agreement by and among the Company, Bank of America, N.A., Kingsbrook Opportunities Master Fund LP, and other buyers parties thereto (12)

10.9	Credit Agreement, dated as of March 30, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (15)

10.9.1	First Amendment to Credit Agreement, dated as of May 31, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (15)

10.9.2	Second Amendment to Credit Agreement, dated as of October 11, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (16)

10.9.3	Third Amendment to Credit Agreement, dated as of November 14, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (18)

10.9.4	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (18)

10.10*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff (15)

10.11*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Thomas Liedl (15)

10.12*	Service Agreement, dated as of July 5, 2011, between W.E.T. Automotive Systems AG and Mr. Caspar Baumhauer (15)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(3)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2009 Annual Meeting of Stockholders and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8 filed on March 31, 2011 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2011 Annual Meeting of Stockholders and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed February 17, 2011 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 4, 2011 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2011 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 15, 2012 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2012 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated
(Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: November 5, 2012

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 5, 2012