Form 10-K
period 2012-12-31
GENTHERM Inc
filed 2013-03-15
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012, was $330,154,000. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the Common Stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of March 15, 2013, there were 33,206,494 issued and outstanding shares of common stock of the registrant.

GENTHERM INCORPORATED

PART I

ITEM 1.	BUSINESS

In this Report, when we use the terms “Company”, “we”, “us”, and “our,” unless the context otherwise requires, we are referring to Gentherm Incorporated and its consolidates subsidiaries.

Overview

Gentherm Incorporated is a leading supplier of thermal seat comfort and cable systems to the global automotive industry. Our business exists primarily in the major automotive markets of North America, Europe and Asia. The Company performs design, development and manufacturing functions in locations aligned with our major customers’ product strategies in order to continue to grow and expand our business around the globe. We are working to expand application of our existing technologies into new markets and products and to develop and refine new technologies to make our existing products more efficient.

Historical Gentherm

The term “historical Gentherm” used herein represents the Climate Control Seat™ (“CCS™” or “CCS”) and advanced technology segments of the business. Historical Gentherm excludes the Company’s third operating segment, W.E.T. Automotive Systems AG (“W.E.T.”), a subsidiary of Gentherm, Inc. A description of W.E.T. is provided further below.

Historical Gentherm’s primary business is the sale of CCS products to automobile and light truck original equipment manufacturers or their tier one suppliers. CCS provides year-round comfort to automotive seat occupants through both heating and cooling functions. CCS products are currently offered as an optional or standard feature on automobile models produced by Ford Motor Company, Toyota Motor Corporation, Nissan, Tata Motors, Ltd. and Hyundai.

Since the initial introduction of CCS we have introduced new designs that incorporated improvements in electrical efficiency, size, weight, noise and versatility. These include our Micro Thermal Module™ (“MTM™” or “MTM”) technology and our CCS II configuration. Further improvements in engineering design are currently in development and are expected to be introduced on future vehicle models.

In 2008, we launched a heated and ventilated only variant of the CCS (“HV”). Instead of using a thermoelectric device (“TED”) to actively cool the seat, the vent only system uses ambient cabin air to provide a degree of cooling comfort. In the heating mode, the vent only system is supplemented with more traditional resistive heating elements. This system has a lower price and is targeted to certain geographical markets.

In 2009, we were awarded our first contract to manufacture an automotive heated and cooled cup holder. The cup holder has been designed to be packaged in multiple configurations to accommodate different console environments. In addition to requiring low power consumption, it has proven automotive grade ruggedness, high reliability and drink retention features. The cup holder has two cup positions that provide for separate temperature settings in each holder that allow the driver and passenger to individually control the heating or cooling of their respective beverages. The technology used in the cup holder is similar to that of the CCS system. The cup holder was launched at the end of the fourth quarter of 2010.

In 2010, we launched our actively heated and cooled suite of luxury mattresses. The mattresses provide individual controls via two wireless remotes to actively heat and cool each side of the mattress independently.

Our advanced technology segment is engaged in programs to improve the efficiency of TEDs and to develop, market and distribute new products based on this technology. Included in this initiative is the development and testing of new materials that show increased thermoelectric efficiency.

W.E.T. Automotive Systems, AG

On May 16, 2011 the Company, through our wholly owned subsidiary Gentherm Europe, GmbH (“Gentherm Europe”), acquired a majority interest in W.E.T. Automotive Systems AG, a German publicly traded company based in Odelzhausen, Germany. W.E.T. was established in 1968 and currently employs over 6,000 individuals at 14 locations. W.E.T.’s customers include passenger car OEMs, commercial vehicle OEMs and Tier 1 seat manufacturers. The acquisition of a majority interest in W.E.T. was pivotal to our business strategy to increase our relationships with automotive manufacturers throughout the world. From May 16, 2011 until February 22, 2013, W.E.T. was operated as a separate entity, managed by a separate Supervisory Board, similar to a Board of Directors in the United States, under legal obligation to ensure that all interaction between Gentherm and W.E.T. are in the best interests of W.E.T. and its shareholders, including Gentherm. On February 22, 2013, we successfully registered a Domination and Profit and Loss Transfer Agreement (DPLTA) in Germany which, under German law, enables us to operate Gentherm and W.E.T. as essentially one company. We consolidate Gentherm and W.E.T. financial information in the manner described in the financial statements set forth in Item 8. References to historical information for periods prior to May 16, 2011 do not include any activities of W.E.T.

W.E.T.’s major product categories include automotive seat comfort systems and specialized automotive cable systems. The automotive seat comfort systems category includes automotive seat heaters, climate comfort systems (similar to Gentherm’s climate controlled seat technology) for automotive seats, automotive steering wheel heater systems and integrated electronic components. The specialized automotive cable systems category includes ready-made wire harnesses and related wiring products. W.E.T. has been a manufacturer in the seat comfort segment since 1973.

While W.E.T.’s primary focus is on automotive original equipment markets, W.E.T. also offers product solutions to other customer groups, namely customer groups related to seat heating equipment for the automotive aftermarket, ski lifts and sports stadiums. These operations complement W.E.T.’s automotive seat comfort products, particularly in seat climate comfort systems in which ventilation systems are an integral part of the final product. Furthermore, W.E.T.’s customer base for other products extends beyond the automotive industry to the telecommunications and information technology industries.

Corporate Information

We are incorporated under the laws of the State of Michigan. From the date of our incorporation until September 5, 2012, our name was Amerigon Incorporated. Our name change was intended to better reflect the new capabilities and broader global reach of the Company following our acquisition of a majority interest in W.E.T. We believe our new name better aligns the Company’s branding with our global presence and our broad product range in thermal technologies. Our internet website is www.gentherm.com. Our annual or transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge through our website, www.gentherm.com, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s website, www.sec.com, once filed.

Business Strategy

Our strategy is to become the world market leader in thermal seat comfort technology and other TED based products. We intend to accomplish this by forming strategic relationships with automobile manufacturers and market leaders in other industries. Our strategy includes the following key elements:

•	Increasing global penetration with automotive companies by offering new and innovative thermal comfort products;

•	Incorporating W.E.T.’s technological expertise and capabilities to enhance our current product offerings and develop a new integrated product portfolio;

•	Leveraging the manufacturing capabilities of W.E.T. to include Gentherm products and technologies;

•	Developing new, TED-based products using our proprietarily developed, highly efficient TEDs;

•	Further improving the efficiency of our TED systems on a proprietary basis through continued research and development including research in TED materials;

•	Continuing to improve our ancillary thermal comfort technologies, including our heated steering wheel and heated and cooled cup holder, for cost, performance, efficiency and packageability;

•	Penetrate the bedding market with our heated and cooled mattress by partnering with leading mattress manufacturers; and

•	Continuing to expand our intellectual property.

Products

Thermoelectric device (TED)

Our current and future planned products are primarily based upon our internally developed advanced TED technology. A TED is a solid state circuit that has the capability to produce both a hot and cold thermal condition. This is known as the Peltier effect. The advantages of advanced TEDs over conventional compressed gas systems are that they are environmentally friendly, less complex as they have no moving parts and are compact and light weight. Traditional TEDs are not widely utilized in the global product marketplace because they are inherently inefficient. We have worked for the past twelve years developing innovations that improve TED efficiency. We currently hold 24 U.S. patents related to these innovations and have 45 additional U.S. patents pending. Our progress to date has been to improve TED efficiency by an approximate factor of two. We believe that an improvement factor of four is required for a number of practical commercial applications. This improvement is likely to require the development of advanced materials and manufacturing processes to produce those materials in sufficient quantities. Advanced TED materials are currently being researched by a number of entities, with which we have developed strategic relationships. The Company continues to focus on completing the development of advanced materials and creating innovative manufacturing capabilities to produce the materials in volume, and in a cost-efficient manner. We currently hold five U.S. patents and have eight additional U.S. patents pending, as well as one pending U.S. patent application held jointly with The Ohio State University, related to TED materials.

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

Climate Control Seats

Our CCS products utilize exclusive patented technology, obtained through license and internal development, for a variable temperature seat climate control system to enhance the comfort of vehicle passengers. We have additional patents pending for further improvements to the CCS and TED technology. Our CCS products, excluding our heated and ventilated only version, use one or more TEDs, which generate heating or cooling depending upon the direction of the current applied to the device.

A TED is the heart of a compact heat pump built by us for use in our CCS products. Air is forced through the heat pump and thermally conditioned in response to electronic switch input from the seat occupant. The conditioned air circulates by a specially designed fan through ducts in the seat cushion and seat back, so that the seat surface can be heated or cooled. Each seat has individual electronic controls to adjust the level of heating or cooling. This version of the CCS substantially improves comfort compared with conventional air conditioners by focusing the cooling directly on the passenger through the seat, rather than waiting until ambient air cools the seat surface behind the passenger.

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

Our heated and ventilated only variant of the CCS works in a similar fashion, only there is no active cooling capability and no TED. In the cooling mode, the HV system will use the ambient cabin air to provide a degree of cooling comfort to the seat occupant. In the heating mode, the vent only system is supplemented with more traditional resistive heating elements. Similarly, W.E.T.’s seat comfort products use a resistive element heater mat to generate heat when the seat is in heating mode and, for product versions that do not contain a TED, ambient cabin air for cooling. This system has a lower price and is targeted to certain lower cost vehicle models, geographical markets and customers who prefer the heated and ventilated product. By offering this product, we give our customers the opportunity to purchase a wider range of climate control products from us across the price spectrum.

Heated and Cooled Cup Holder

The heated and cooled cup holder represents an adaptation of the technology found in our CCS, including the use of a TED and other key elements. Much like CCS, the dual cup holder provides separate temperature settings in each holder allowing the driver and passenger to individually maintain a heated or cooled beverage. The cup holder requires low power consumption and incorporates proven automotive grade ruggedness, reliability and drink retention features.

Heated and Cooled Mattress

Our heated and cooled mattress incorporates our proprietary Climate Control Sleep System™ (“CCSS”) technology. The CCSS represents an adaptation of the technology found in our CCS system, but for a non-automotive market. Similar to the CCS, the CCSS utilizes four MTMs which direct warmed or cooled air to a special air distribution layer of the mattress though special air ducts connecting the mattress to the foundation. Two separate temperature zones have their own heat or cool settings for a personalized microclimate sleep environment. There are five available settings in each of the heat and cool modes as well as an ambient setting. The bed can be controlled using either the Master Control Unit (“MCU”) or one of two remotes provided for each zone.

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

We are constructing test systems to demonstrate performance and to develop a comprehensive knowledge of the technology as applied to various potential large market sectors beyond automotive seating, including battery thermal management, thermoelectric power generation, aerospace and defense, individual comfort and waste heat harvesting. Our objective is for our unique technology to occupy an important place in the value chain of a new class of solid state energy conversion systems that replace existing electromechanical devices in the above mentioned applications.

In 2011, we completed the fifth and final phase of an Automotive Waste Heat Recovery Program with the U.S. Department of Energy (“DOE”). The Company led a development team that included Visteon Corporation, BMW of North America, Ford Motor Company, Marlow Industries, the DOE’s National Renewable Energy Laboratory and Jet Propulsion Laboratory/California Institute of Technology. The objective of this program was to demonstrate a viable thermoelectric-based vehicle waste heat recovery and power generation system that will improve the efficiency of vehicles powered by internal combustion engines. In Phase 1 of the program the team established a vehicle system architecture for a BMW series 5 engine and conducted a comprehensive analysis to determine the technical and commercial viability of its power generation concept. In Phase 2, the team built and tested prototype key subsystems including a thermoelectric power generator, electronic power control system and exhaust gas heat exchanger. In Phase 3, the team integrated and operated the subsystems together in a bench test environment. The fourth phase involved constructing a full prototype to be installed in a vehicle. Under Phase 5 of the program we delivered two additional prototype power generators for installation in vehicles manufactured by BMW Group and The Ford Motor Company for further evaluation and testing. Seventy five percent of the total cost of this program was paid for with Federal funds, while selected project team members, including Gentherm, bore the remaining cost. Since the start of the program in 2005, we have received a total of $7.2 million in funding from the DOE.

Due to the successful completion the Automotive Waste Heat Recovery Program, the DOE awarded us a follow up program to establish commercialization readiness for a thermoelectric generator (TEG) system.

Gentherm is leading a development team that includes BMW of North America, Ford Motor Company, Faurecia Emission Controls Technologies and the California Institute of Technology. The TEG system will be designed to convert exhaust waste heat to electric power in light-duty passenger vehicles with a demonstrated fuel economy improvement of at least 5% over the US06 drive cycle. The four phase program includes the industrialization of TEG technology for passenger and military vehicle applications through scaled up development of skutterudite (SKD) materials, proof-of-concept thermoelectric (TE) engines, and the process and manufacturing techniques suitable for commercial practice. Program funding under this program was $1,337,000 during 2012.

During 2008, the Company was included in a DOE sponsored program to develop a highly-efficient thermoelectric heating and cooling system for automobiles that is intended to substantially reduce energy consumption, engine load and ultimately greenhouse gas emissions. The goal of the project is to create a zonal heating and cooling system for automobiles that heats or cools the vehicle occupants, rather than the entire cabin and its components, thereby reducing the energy consumed by existing heating/cooling systems by one third. Ford Motor Company was selected to lead the project with partners including Visteon, the DOE’s National Energy Renewable Laboratory and Ohio State University, along with Gentherm. Our role was to design and develop the thermoelectric core of the heating and cooling system. The entire $8.4 million project, which began in the fourth quarter of 2009, is being performed on a cost share basis with the DOE paying $4.2 million and the partners sharing in a matching $4.2 million. Program funding under this program was $666,000 and $678,000 during 2012 and 2011, respectively.

W.E.T.’s research and development activities primarily focus on the optimization of energy and production efficiencies for existing products and manufacturing processes. Similar to historical Gentherm, W.E.T.’s expenses include direct expenses for wages, materials, services associated with a particular engineering application, and certain allocated overhead expenses. W.E.T. research and development is conducted at their headquarters in Germany, as well as in the same facilities where product design and manufacturing is performed in order to support local market vehicle platforms in the most efficient manner. We believe W.E.T.’s localized development model will increase the innovative capacity of the Company in the future.

During 2012, W.E.T. continued work to improve the design and capabilities of their blower technology in order to vertically integrate the manufacturing process for seat comfort products. The success from this program has allowed W.E.T. to introduce blower technology on new Asian vehicle programs and, for 2013, European programs. The Company plans to offer this technology on North American vehicle programs in the near future. W.E.T. has also developed a new electronic control module for North American vehicle programs. W.E.T. plans to integrate this technology into approximately 75% of total North American vehicle programs production in 2013.

The net amounts spent for research and development activities in 2012, 2011 and 2010 were $40,950,000, $29,733,000 and $10,436,000, respectively. Because of changing levels of research and development activity, our research and development expenses fluctuate from period to period.

Marketing, Customers and Sales

We are primarily a second-tier supplier to automobile and truck manufacturers for our thermal seat comfort systems, heated and cooled cup holder and cable systems, and a direct supplier to mattress manufacturers for our heated and cooled mattress system. Our marketing efforts are focused primarily on automobile and truck manufacturers and their first-tier suppliers. We also sell CCS units to after-market distributors and installers in small quantities. We have not marketed, and do not expect to market, directly to consumers. Our strategy has been to convince the major automobile companies that our products represent an attractive feature that will meet with consumer acceptance and have favorable economics, including high profitability, to the manufacturers. If convinced, the manufacturers then direct us to work with their seat supplier to incorporate our products into future seat designs who then become our direct customers. The number of thermal seat comfort products we sell is directly affected by the levels of new vehicle sales and the general business conditions in the automotive industry.

For our most recent fiscal year, our revenues from sales to our three largest customers, Johnson Controls, Lear Corporation and Bosch Automotive were $126,406,000, $99,575,000, and $56,374,000, respectively, representing 22%, 18%, and 10% of our total revenues, respectively. Revenues from Bosch represent sales of W.E.T.’s automobile cable system products. The cable systems are used in the production of Bosch’s automotive oxygen sensors. The loss of any one of these customers is likely to have a material adverse impact on our business.

Our revenues for each of the past three years were divided among automotive original equipment manufacturers (“OEMs”) as follows:

Manufacturer	2012	2011	2010
General Motors	15%	15%	22%
Volkswagen	15	11	—
Ford Motor Company	14	14	32
Hyundai	12	11	16
Fiat	12	8	—
BMW	8	7	—
Renault/Nissan	6	7	17
Toyota Motor Corporation	5	3	5
Daimler	4	4	—
Honda	3	3	—
Jaguar/Land Rover	2	2	8
Other	4	15	—

Total	100%	100%	100%

Outsourcing, Production and Suppliers

Historical Gentherm outsources production of its products to lower-cost countries to be price competitive. We currently have contract manufacturing relationships with several suppliers who have manufacturing locations in the United States, China and Japan.

W.E.T. maintains a global operational structure with manufacturing sites close to its key customers. W.E.T.’s European operations are primarily concentrated around its headquarters and customer service center in Odelzhausen, Germany, as well as its Hungarian and Ukrainian sites. W.E.T. operates three sites in North America, a customer service and research center located in Windsor, Canada, a warehouse facility located in Del Rio, Texas and a production site located in Acuña, Mexico. In Asia, W.E.T. operates a low-cost production facility including customer service and research and development functions in Langfang, China and maintains representative offices in Seoul, South Korea and Tokyo, Japan. W.E.T.’s China operation was established in 2003 and serves the South Korean, Japanese, Chinese and certain European markets.

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

Proprietary Rights and Patents

The development of new technologies is critical to the execution of our business strategy. Patents obtained for new technologies form an important basis for the success of the Company and demonstrate the realization of its research and development work. We have adopted a policy of seeking to obtain, where practical, the exclusive rights to use technology related to our products through patents or licenses for proprietary technologies or processes. In addition to our efforts to apply for patents for our own internally developed devices and processes, we have historically acquired developed technologies through licenses and joint development contracts in order to optimize our expenditure of capital and time. We have sought to adapt and commercialize such technologies in automotive products which were suitable for mass production. We also developed technologies or furthered the development of acquired technologies through internal research and development efforts by our engineers. As of December 31, 2012, historical Gentherm held 123 issued patents, as well as six patents held jointly with Honda Motor Company. In 2012, 31 new patents were registered, and, at present, 156 patent applications are pending at the authorities, 46 of which were filed in 2012. In addition, two pending applications filed in 2012 are jointly owned with The Ohio State University.

On September 14 2012, W.E.T. purchased the rights and ownership of certain intellectual property from Johnson Controls for $7,000,000. The purchased intellectual property, used in the development and manufacturing of W.E.T.’s active cool seat comfort technology, has a useful life of seven years. Amortization of the purchased intellectual property will be recognized on a straight-line basis, of which a total of $246 was amortized during 2012.

As of December 31, 2012, W.E.T. held 164 patents. In 2012, 21 new patents were registered, and, at present 162 patent applications are pending at the authorities, 43 of which were filed in 2012.

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

Financial Information About Industry Segments and Geographic Areas

Additional information about our business segments and geographic areas is incorporated herein by reference to Note 13 of our consolidated financial statements and related financial information indexed on page F-1 of this report.

Employees

As of December 31, 2012, historical Gentherm and its subsidiaries employed a total of 116 individuals, which includes seven at Gentherm Asia Pacific in Japan and four at Gentherm Europe GmbH in Europe. Gentherm also retains the services of outside contractors from time to time. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

W.E.T. employed a total of 6,271 individuals in fourteen facilities across Europe, Asia and North America as of December 31, 2012.

Executive Officers of the Registrant

Our current executive officers are as follows:

Daniel R. Coker, 60, was appointed President and Chief Executive Officer in March 2003. He was appointed to the Board of Directors in February, 2007. Mr. Coker also served on the Company’s Board of Directors from 2003 to 2004. Additional information concerning Mr. Coker can be found in Part III, Item 10 of this Form 10-K under the heading “Board of Directors.”

Barry G. Steele, 42, was appointed Vice President Finance and Chief Financial Officer in 2004 and Treasurer in 2005. Prior to joining Gentherm, Mr. Steele worked since 1997 in a number of senior financial management positions, including Chief Financial Officer for Advanced Accessory Systems, LLC, a global supplier of specialty accessories to the automotive industry. Prior to 1997, Mr. Steele worked in the public accounting profession. Mr. Steele received a bachelor’s degree from Hillsdale College in 1992.

James L. Mertes, 60, has served as Vice President of Quality and Operations since 1994. He joined the Company in 1993 as Vice President of Quality. Prior to 1993, Mr. Mertes was Director of Quality at TRW Sensor Operations, a unit of TRW Inc.

Daniel J. Pace, 61, has served as Vice President of Sales and Marketing since 2003. He joined the Company in 1996 as National Sales Manager. Prior to 1996, Mr. Pace was Program Manager at Leckie & Associates, a Michigan based manufacturers’ representative agency.

Stephen C. Davis, 59, was appointed Vice-President of Engineering and Product Development in May, 2010 and Chief Technology Officer in February, 2012. He joined the Company in 2009 as the Senior Vice President, Operations of BSST. Prior to that date, he worked for Visteon Corporation from 2005 as Director of Climate Control Systems. Prior to 2005, Mr. Davis held other senior engineering positions at Visteon Corporation and Ford Motor Company.

David J. Bomzer, 51, was appointed Vice-President of Human Resources in March, 2012. Mr. Bomzer has worked for more than 25 years in global industrial manufacturing, pharmaceutical and high technology industries. Before joining Gentherm, Mr. Bomzer served as a Management Consultant at The Executive Edge, Inc. Prior to that, Mr. Bomzer was Vice President of Human Resources at CertainTeed Corporation. Mr. Bomzer also worked at Ingersoll-Rand, Pfizer and Abbott Laboratories in a number of different senior management positions.

Kenneth J. Phillips, 39, was appointed Vice-President and General Counsel and Secretary in June, 2012. Prior to joining Gentherm, Mr. Phillips was a Partner in the Detroit, Michigan office of the law firm Honigman Miller Schwartz and Cohn LLP. Mr. Phillips graduated with a J.D. from Wayne State University and a bachelor’s degree in Accounting and Finance from Oakland University. Mr. Phillips is also a Certified Public Accountant.

The following individuals are executive officers of W.E.T., a subsidiary of the Company; however, in light of W.E.T.’s significant contribution to Gentherm’s consolidated revenues and earnings, these individuals are treated as executive officers for purposes of this Form 10-K:

Caspar Baumhauer, 50, has served as the Chief Executive Officer of W.E.T. since 2005. Prior to his association with W.E.T., he was a member of the executive board of Faurecia from 2002 to 2005 and Managing Director of Faurecia Interior Systems from 2000 to 2002.

Thomas Liedl, 45, has served as the Chief Financial Officer of W.E.T. since 2008. From 1999 to 2008, he held the position of Vice-President Finance at W.E.T. He worked in public accounting for KPMG from 1994 to 1999 and holds an MBA from the University of Augsburg and a M.A. from Wayne State University.

Frithjof Oldorff, 46, has served as the Chief Operating Officer of W.E.T. since 2008. He previously was the Director of Operations for Freudenberg from 2005 to 2007 and held various positions at Faurecia from 1995 to 2005.

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

We may not generate enough liquid assets to fund our ongoing operations

We have funded our financial needs from inception primarily through net proceeds received through our initial public offering as well as other equity and debt financing. At December 31, 2012, we had cash and cash equivalents of $58,152,000. Based on our current operating plan, we believe our cash on hand along with the proceeds from future revenues will be sufficient to meet operating needs for the foreseeable future. However, if our revenues decline, we will be forced to fund our operations from alternative sources, which may not always be available.

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

Significant increases in the market prices of certain raw materials may adversely affect our business

Many of our products contain TEDs which contain certain raw materials that cannot generally be substituted. As an example, Tellurium is a raw material used in TEDs. If the market prices for these raw materials significantly increase, our gross profit may be adversely impacted as our suppliers pass those price increases on to us. Increases in the price of Tellurium is one example of the impact raw material prices could have on our business. Our suppliers generally pass increases in Tellurium prices on to us and our ability to recover these increases from our customers is limited. Other key raw materials include copper, silver and petroleum based engineered plastics. Our business and operations could also be materially adversely affected by shortages in key raw materials.

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

Any failure to protect our intellectual property could harm our business and competitive position

We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete. There can be no assurance that any new patents will be granted or that our or our licensors’ s and proprietary rights will not be challenged or circumvented or will provide us with meaningful competitive advantages or that pending patent applications will be approved. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Also, failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets.

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

The success of our acquisition of W.E.T. will depend, in part, on our ability to fully integrate W.E.T.’s business with our existing business. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of W.E.T. with the operations of Gentherm include, among others:

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

We may incur significant additional integration costs in connection with the acquisition of W.E.T.

We have incurred significant costs in connection with the acquisition of W.E.T. We may, in the future, incur additional costs to maintain employee morale, retain key employees and formulate and implement our integration plans.

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

In the event we elect to issue shares of common stock in connection with periodic redemptions of and dividend payments on the Preferred Shares, the conversion ratio is computed as the dollar amount being converted divided by the lower of (A) $15.83 and (B) the “Market Price” as of the date of conversation. The Market Price, for this purpose, is computed as a ten percent (10%) discount to the arithmetic average of the lowest fifteen (15) volume weighted average closing prices of our common stock during the twenty (20) consecutive trading day period ending two (2) trading days prior to the date of determination. Consequently, the number of shares of common stock that may be issued in connection with periodic redemptions of and dividend payments on the Preferred Shares will fluctuate with the closing price of our common stock and will increase if the price of our common stock decreases. The resulting dilution of our existing common stockholders would increase if the price of our common stock decreases.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table presents the Company’s properties currently in use:

Facility	Location	Purpose	Sq Footage	Owned or leased	Monthly Rent	Lease Expiration
Gentherm Headquarters	Farmington Hills, MI U.S.A.	Corporate headquarters	39,100	Leased	$41,000	December 31, 2019

Gentherm Research Facility	Irwindale, CA U.S.A	Research and development	33,000	Leased	$47,000	September 30, 2013

Gentherm Research Facility	Azusa, CA U.S.A.	Research and development	12,200	Leased	$8,000	July 31, 2017

Gentherm Materials Research Facility	Azusa, CA U.S.A.	Materials research and development	10,100	Leased	$9,000	September 30, 2015

W.E.T. Headquarters	Odelzhausen, Germany	W.E.T. Headquarters	135,245	Owned	$—	—

W.E.T. Hungary	Pilisszentivan, Hungary	Warehouse and customer service center	298,690	Owned	$—	—

W.E.T. Ulkraine	Vinogradov, Ukraine	Manufacturing and warehouse	191,050	Owned	$—	—

W.E.T. Malta	Ta’ Xbiex, Malta	Customer service center	2,153	Leased	$1,125	March 31, 2013

W.E.T. China	Langfang, China	Manufacturing	279,864	Owned	$—	—

W.E.T. China	Shen Zhen, China	Manufacturing	60,924	Leased	$34,801	July 19, 2017

W.E.T. Yongsan	Ulsan, South Korea	Warehouse	3,552	Leased	$1,716	October 31, 2013

W.E.T. Canada	Windsor, Canada	Customer service center	29,725	Leased	$36,970	February 14, 2020

W.E.T. Texas	Del Rio, TX U.S.A.	Warehouse	42,076	Leased	$15,784	June 15, 2015

W.E.T. Mexico	Acuña, Mexico	Manufacturing	84,734	Leased	$24,003	June 30, 2015

W.E.T. Mexico	Acuña, Mexico	Manufacturing	101,110	Leased	$40,562	December 30, 2022

W.E.T. Comair	Shanghai, China	Customer service center	13,703	Leased	$25,721	October 31, 2015

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

We are subject to litigation from time to time in the ordinary course of our business, however there is no other current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol THRM. Prior to June 12, 2012, our common stock traded on the NASDAQ Global Select Market under the symbol ARGN. The following table sets forth the high and low sale prices for our common stock as reported on the NASDAQ Global Select Market for each quarterly period from January 1, 2011 through December 31, 2012.

	High	Low
2011
1st Quarter	$15.27	$10.14
2nd Quarter	17.38	13.32
3rd Quarter	18.02	11.96
4th Quarter	16.44	12.05
2012
1st Quarter	$17.52	$13.98
2nd Quarter	16.37	10.80
3rd Quarter	13.44	10.24
4th Quarter	13.30	11.05

As of March 1, 2013, there were approximately 87 registered holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions. Under the terms of our Articles of Incorporation, so long as any shares of Series C Convertible Preferred Stock are outstanding, no dividends or distributions (whether in cash, any securities or other property) are permitted to be made to holders of common stock. Furthermore, our bank credit facility also prohibits payment of dividends on our common stock so long as such facility is outstanding. We have not paid any cash dividends since formation and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

The following table provides information as of December 31, 2012, with respect to our shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Common Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders:
2011 Plan:	546,000	$12.77	2,304,000
2006 Plan:	1,291,179	$7.52	8,578
1997 Plan:	292,750	$7.36	—

Total:	2,129,929		2,312,578

A description of the material features of the above plans is incorporated herein by reference to Note 8 of our consolidated financial statements and related financial information indexed on page F-1 of this Report.

Issuer Purchases of Equity Securities During Fourth Quarter 2012

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	—	—	—	—
November 1, 2012 to November 30, 2012	—	—	—	—
December 1, 2012 to December 31, 2012	778	$10,000	778	2,332

*	Represents repurchases of Series C Convertible Preferred Stock made in accordance with the Company’s Articles of Incorporation, which require periodic redemptions.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	(In thousands except per share data)
	2012	2011(b)	2010	2009	2008
Product revenues	$554,979	$369,588	$112,403	$60,925	$63,613
Operating income(a)	36,058	17,808	11,357	128	3,934
Net income(a)(c)	24,321	11,203	8,799	(228)	3,166
Gain (loss) attributable to non-controlling interest(a)	6,449	1,545	(649)	(484)	—
Net income attributable to Gentherm Incorporated(a)	17,872	9,658	9,448	256	—
Convertible preferred stock dividends	6,711	8,228	—	—	—
Net income attributable to common shareholders(a)	11,161	1,430	—	—	—
Basic earnings per share:
Common Stock(a)	0.39	0.06	0.44	0.01	0.14
Diluted earnings per share(a)	0.39	0.06	0.42	0.01	0.14

	As of December 31,
	(In thousands)
	2012	2011	2010	2009	2008
Working capital(d)	$124,935	$65,955	$47,239	$33,542	$30,471
Total assets(a)	439,197	374,877	77,178	60,697	51,426
Long term obligations	84,356	108,279	688	427	392
Series C Convertible Preferred Stock	22,469	50,098	—	—	—
Accumulated deficit(a)	(17,383)	(28,544)	(29,974)	(39,422)	(39,678)

a)	Amounts have been impacted by the Company’s change in accounting policy for the treatment of external patent development costs. The Company no longer capitalizes external legal and filing fees associated with new patent applications. Instead, these types of external costs are expensed as incurred and classified as research and development expenses in our consolidated statement of operations. See the Goodwill and Other Intangible Assets section of Note 2 of our consolidated financial statements and related financial information indexed on page F-1 of this Report for additional information regarding this change in accounting policy.
b)	On May 16, 2011, we acquired a majority interest in W.E.T. As a result, the selected financial data for 2011 include W.E.T. for the period from May 16, 2011 to December 31, 2011 only and the selected financial data for 2008 to 2010 do not include W.E.T.
c)	Net income for the year ended December 31, 2010 reflects an adjustment in the valuation allowance relating to the Company’s Federal Net Operating Loss (NOL) carryforwards resulting in an income tax benefit of $1,375. During 2010, we completed a study related to the 1999 change in control limitation amount and determined that an additional $4,044 of these NOL’s were utilizable. See Note 5 of our consolidated financial statements and related financial information indexed on page F-1 of this Report for a more detailed explanation.
d)	Represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, develop, manufacture and market proprietary thermal seat comfort systems and cable systems for sale to automobile and truck original equipment manufacturers (“OEMs”). In 2012, we completed our thirteenth full year of producing and selling our Climate Control Seat™ (“CCS™”) products, which provide year-round comfort by providing both heating and cooling to seat occupants.

We also sell a heated and cooled cup holder and a heated and cooled mattress that utilize our proprietary TED technology.

On May 16, 2011, we acquired a majority interest in W.E.T., a German publicly traded company based in Odelzhausen, Germany. W.E.T.’s primary product categories include automotive seat comfort systems and specialized automotive cable systems. The automotive seat comfort systems category includes automotive seat heaters, climate comfort systems (similar to Gentherm’s climate controlled seat technology) for automotive seats, automotive steering wheel heater systems and integrated electronic components. The specialized automotive cable systems category includes ready-made wire harnesses and related wiring products.

W.E.T.’s primary customers are also Tier 1 suppliers and automotive OEMs. W.E.T. also offers product solutions to other customer groups, namely customer groups related to seat heating equipment for the automotive aftermarket, ski lifts and sports stadiums and the production of ventilation systems for the automotive and various other industries.

We primarily sell directly to seat manufacturers. Our five largest customers are Johnson Controls, Lear Corporation, Magna, Sanyo and Dymos.

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

Accrued Warranty Costs

Historical Gentherm does not offer our customers explicit warranty terms; however, we do honor warranty claims for defective products. W.E.T. offers customers explicit warranty terms. We have secured errors and omissions insurance which provides certain coverage for defects in our product designs; however, historical Gentherm does not maintain a product recall insurance policy. W.E.T. maintains a product recall insurance policy. Provision for estimated future cost of warranty for product delivered is recorded when revenue is recognized. While we believe our warranty reserve is adequate and that the judgment applied is appropriate, such estimates could differ materially from what will actually transpire in the future. The warranty policy is reviewed by management annually. Based on historical information available to the Company and claims filed to date, the warranty accrual is periodically adjusted to reflect management’s best estimate of future claims.

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

Income Taxes

We record income tax expense using the liability method which specifies that deferred tax assets and liabilities be measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and state tax rates. A valuation allowance is provided for a portion of our net deferred tax assets when we consider it more likely than not that the asset will not be realized. At December 31, 2012 and 2011, a valuation allowance has been provided for an estimated portion of our NOLs generated prior to a 1999 change in control, as defined by the internal revenue code, which limits our ability to utilize those NOLs. If future annual taxable income were to be significantly less than current and projected levels, there is a risk that some of our NOLs not already provided for by the valuation allowance would expire prior to utilization. We do not expect significant differences between our taxable income and our book earnings before income taxes.

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

Patent Costs

Our business strategy largely centers on designing products based upon internally developed and licensed technology. When possible, we protect these technologies with patents. During the fourth quarter 2012, we changed our method of accounting for costs, all of which were external, associated with the application for patents. Prior to the change we capitalized the external legal and filing fees associated with new patent applications in addition to the cost of purchased patents. These costs were then amortized on a straight-line basis over their estimated economic useful lives which ranged from 4 to seventeen years. Under the new method, external legal costs are expensed as incurred and classified as research and development expenses in our consolidated statement of operations. We believe that this change is preferable because it will result in consistent treatment for all costs, that is, under our new method both internal and external costs associated with the application for patents are expensed as incurred. In addition, the change will provide a better comparison with our industry peers. Costs associated with the purchase of patents and patent rights, including those acquired in conjunction with a business combination, continue to be capitalized as before. We periodically review the recoverability and remaining life of our capitalized patents based upon market conditions, competitive technologies and our projected business plans. Change in these conditions could materially impact the carrying value for our capitalized patents.

Results of Operations Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table presents select operations data for the period as reported, amounts for W.E.T. operations and amounts for Gentherm less the W.E.T. amounts representing the historical portion of Gentherm. These Historical Gentherm financial results, which are non-GAAP measures, are provided to help shareholders understand Gentherm’s results of operations in light of the acquisition of W.E.T. These non-GAAP financial measures should be viewed in addition to, and not as an alternative for, Gentherm’s reported results prepared in accordance with GAAP.

	Twelve month period ended December 31, 2012
	(In Thousands)
	As Reported	Less: W.E.T.	Historical Gentherm
Product revenues	$554,979	$422,714	$132,265
Cost of sales	413,052	316,471	96,581

Gross margin	141,927	106,243	35,684
Gross margin percent	25.6%	25.1%	27.0%
Operating expenses:
Net research and development expenses	40,950	30,600	10,350
Selling, general and administrative expenses(1)	64,919	45,089	19,830
Operating income	36,058	30,554	5,504

Earnings before income tax	32,672	29,621	3,051

(1)	During the period ending December 31, 2012, historical Gentherm incurred approximately $1,950 in expenses related to the efforts to register a Domination and Profit and Loss Transfer Agreement (“DPLTA”), and Sarbanes-Oxley compliance for W.E.T. within selling, general and administrative expenses. See the Liquidity and Capital Resources section of this report for additional information about the DPLTA.

	Twelve month period ended December 31, 2011
	(In Thousands)
	As Reported	Less: W.E.T.(1)	Historical Gentherm
Product revenues	$369,588	$237,248	$132,340
Cost of sales	274,621	179,374	95,247

Gross margin	94,967	57,874	37,093
Gross margin percent	25.7%	24.4%	28.0%
Operating expenses:
Net research and development expenses	29,733	18,793	10,940
Acquisition transaction expenses	5,316	468	4,848
Selling, general and administrative expenses	42,110	27,747	14,363
Operating income	17,808	10,866	6,942

Earnings before income tax	15,869	9,050	6,819

(1)	On May 16, 2011, Gentherm acquired a majority interest in W.E.T. Balances shown for W.E.T. represent only the portion of the year that occurred on or after the acquisition date.

Product Revenues. Product revenues for 2012 were $554,979,000 compared with product revenues of $369,588,000 for 2011, an increase of $185,391,000, or 50%, reflecting a full twelve months of W.E.T. revenues earned in 2012 compared with seven and a half months of W.E.T. revenues earned in 2011. In addition, the results for 2012 reflect new program launches for CCS, including the Ford Flex, Nissan Pathfinder, Infiniti JX, Hyundai i40 and Kia K9 Cadenza. Certain existing vehicle programs had higher revenue during the period as a result of our customers expanding the availability of our product to additional geographic regions. These vehicles include the Kia Optima which is now also offered in the China and North American markets. Partially offsetting higher product revenues during YTD 2012 is a decline related to the weakening of the Euro against the U.S. dollar which negatively impacted our Euro denominated revenues. Our Euro denominated product revenue for 2012 was €126,602,000 and the average US Dollar/Euro exchange rate for 2012 was 1.2861. If the average exchange rate for YTD 2012 been equal to the average US Dollar/Euro rate for all of 2011 of 1.3921, we would have reported incrementally higher revenue of approximately $13,400,000.

Cost of Sales. Cost of sales increased to $413,052,000 during 2012 from $274,621,000 during 2011. This increase of $138,431,000 or 50%, is due to a full twelve months of W.E.T. cost of sales incurred in 2012 compared with seven and a half months of W.E.T. cost of sales incurred during 2011, offset by higher gross margin percentages. Historical Gentherm’s 2012 costs of sales include $1,611,000 to accelerate royalty obligations from a worldwide license agreement. Adding back the effect for this one time charge, historical Gentherm’s 2012 gross margin percentage improved slightly compared with 2011.

Net Research and Development Expenses. Net research and development expenses increased to $40,950,000 during 2012 from $29,733,000 during 2011, reflecting a full twelve months of W.E.T. research and development expenses incurred in 2012 compared with seven and a half months of W.E.T. expenses incurred during 2011. The decrease in historical Gentherm net research and development costs is due to an increase in funding reimbursements from U.S. Department of Energy sponsored research and product development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $64,919,000 during 2012 from $42,110,000 during 2011. This $22,809,000, or 54%, increase is primarily due to a full twelve months of W.E.T. expenses incurred in 2012 compared with seven and a half months of W.E.T. expenses in 2011, and higher selling, general and administrative expenses at historical Gentherm. Historical Gentherm’s 2012 expenses increased $5,467,000, or 38%, and included approximately $950,000 in legal expenses related to a Domination and Profit and Loss Transfer Agreement (“DPLTA”) for W.E.T., approximately $1,000,000 in expenses related to the Sarbanes-Oxley implementation for W.E.T. and approximately $686,000 in one time fees associated with an investigation of a potential merger. The remaining increase in historical Gentherm’s selling, general and administrative expenses is due to higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases. See the Liquidity and Capital Resources section of this report for additional information about the DPLTA.

Income Tax Expense. We recorded an income tax expense of $8,351,000 during 2012 representing an effective tax rate of 25.6%. Our tax rate differs from the federal statutory rate for a number of factors. Factors increasing our tax expense include state and local taxes, expenses that are not deductible for tax purposes, certain acquisition expenses incurred in conjunction with the W.E.T. acquisition that are not tax deductible, withholding taxes imposed when our subsidiaries pay upstream dividends, and non deductible stock compensation. Factors that decrease our tax expense include research and development tax credits, tax exempt income, which includes a portion of our foreign currency gains, nontaxable gains on derivatives and lower tax rates in certain foreign jurisdictions. Finally, the American Taxpayer Relief Act of 2012 (“the Act”) was signed into law but not until January 2, 2013. The Act retroactively restored the research and development credit and certain exemptions under the foreign income tax rules, however, because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company’s U.S. federal taxes for 2012, a benefit of approximately $1,300,000 will not be recognized until the first quarter of 2013. See Note 5 to our Consolidated Financial Statements for further discussion regarding these differences. During 2011, we recorded an income tax expense of $4,666,000, representing an effective tax of 29.4%. This rate differs from the federal statutory rate due to the above listed factors as well as factors relating to the acquisition of W.E.T.

Results of Operations Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table presents select operations data for the period as reported, amounts for W.E.T. operations and amounts for Gentherm less the W.E.T. amounts representing the historical portion of Gentherm. These Historical Gentherm financial results, which are non-GAAP measures, are provided to help shareholders understand Gentherm’s results of operations in light of the acquisition of W.E.T. These non-GAAP financial measures should be viewed in addition to, and not as an alternative for, Gentherm’s reported results prepared in accordance with GAAP.

	Twelve month period ended December 31, 2011			Twelve month ended December 31, 2010
	As Reported	Less: W.E.T.	Historical Gentherm
	(In Thousands)
Product revenues	$369,588	$237,248	$132,340	$112,403
Cost of sales	274,621	179,374	95,247	79,648

Gross margin	$94,967	$57,874	$37,093	$32,755
Gross margin percent	25.7%	24.4%	28.0%	29.1%
Operating expenses:
Net research and development expenses	29,733	18,793	10,940	10,436
Acquisition transaction expenses	5,316	468	4,848	—
Selling, general and administrative expenses	42,110	27,747	14,363	10,955
Operating income	17,808	10,866	6,942	11,364
Earnings before income tax	15,869	9,050	6,819	11,501

Product Revenues. Product revenues for 2011 were $369,588,000 compared with product revenues of $112,403,000 for 2010, an increase of $257,185,000, or 229%, primarily reflecting additional revenue for W.E.T. of $237,248,000. The increase of $19,937,000 attributable to historical Gentherm was primarily the result of a much improved automotive marketplace. Unit shipments of CCS were 1,922,000 during 2011 compared with unit shipments of 1,597,000 during 2010, an increase of 325,000 units. The higher product revenues and unit volumes are due to increased shipments on vehicles that were launched during 2010 and, for 2011, include a full year’s worth of production activity. These include the Ford F-250, Ford Explorer, Hyundai Veracruz, Kia Sportage, Kia Optima and Kia Sonata. Strong product revenue performance was partially offset by lower sales volumes for the Jaguar XJ and Land Rover Range Rover. Strong demand for our heated and cooled mattress in the first full year of sales, as well as for our heated and cooled cup holder also contributed to the growth in product revenues.

Cost of Sales. Cost of sales increased to $274,621,000 during 2011 from $79,648,000 during 2010. This increase of $194,973,000 or 245%, is primarily attributable to the costs of sales of W.E.T. of $179,374,000. The remaining increase of $15,599,000 attributable to historical Gentherm is due to higher sales volumes and slightly lower gross profit percentages. The gross profit percentage during 2011 was approximately 26% compared with 29% during 2010. This decrease in gross profit was the result of an unfavorable change in product mix and higher raw material costs. Partially offsetting this decrease is a greater coverage of fixed costs at the higher volume levels.

Net Research and Development Expenses. Net research and development expenses increased to $29,773,000 during 2011 from $10,436,000 during 2010, primarily reflecting additional research and development expenses for W.E.T. of $18,793,000. We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $42,110,000 during 2011 from $10,955,000 during 2010. This $31,155,000, or 284%, increase is primarily due to the selling, general and administrative expenses for W.E.T. of $27,747,000, or 89%, of the total increase. The remaining $3,408,000, increase attributable to historical Gentherm is due to full a year’s worth of expenses at our China office, an increase in the number of sales and marketing employees at our Korea office, certain costs related to integration activities of W.E.T. and higher bad debt expense related to certain receivable balances. Higher compensation expense from employee merit and headcount increases also contributed to higher 2011 historical Gentherm selling, general and administrative expenses compared with 2010.

Income Tax Expense. We recorded an income tax expense of $4,666,000 during 2011 representing an effective tax rate of 29.4%. Our tax rate differs from the federal statutory rate for a number of factors. Factors increasing our tax expense include state and local taxes, expenses that are not deductible for tax purposes, certain acquisition expenses incurred in conjunction with the W.E.T. Acquisition that are not tax deductible, withholding taxes imposed when our subsidiaries pay upstream dividends, and non deductible stock compensation. Factors that decrease our tax expense include research and development tax credits, tax exempt income, which includes a portion of our foreign currency gains, nontaxable gains on derivatives and lower tax rates in certain foreign jurisdictions. See Note 5 to our Consolidated Financial Statements for further discussion regarding these differences. During 2010, we recorded an income tax expense of $2,609,000. This amount included and adjustment to our deferred tax asset valuation allowance which lowered income tax expense by $1,375,000. This adjustment reflected a change in the amount of Federal Net Operating Losses that are limited due to a 1999 change in control. Our effective tax rate during 2010, prior to this adjustment was 35% on pre-tax income of $11,408,000.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	December 31, 2012	December 31, 2011
	(in Thousands)
Cash and cash equivalents	$58,152	$23,839

	$58,152	$23,839

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of further business opportunities. Cash and cash equivalents increased by $34,313,000 in 2012.

Cash provided by operating activities during 2012 was $36,865,000 and was attributable to net income of $24,321,000, plus non-cash adjustments. Non-cash adjustments included depreciation and amortization of $30,627,000, loss on the sale of property, plant and equipment of $555,000, stock compensation of $1,252,000, deferred income tax expense of $789,000, and other items. Partially offsetting these was a net increase in net operating assets and liabilities of $21,340,000.

As of December 31, 2012, working capital was $124,935,000 as compared to $65,955,000 at December 31, 2011, an increase of $58,980,000, or 89%. Increases in cash and cash equivalents, account receivable, inventory and prepaid expenses of $34,313,000, $19,866,000 $7,412,000 and $3,124,000, respectively, were partially offset by increases in accrued liabilities and current maturities of long-term debt of $7,864,000 and $2,648,000, respectively. The increase in cash and cash equivalents is primarily related to a public offering of 5,290,000 shares of common stock totaling $75,532,000. Account receivable and accrued liabilities increased primarily as a result of a $17,226,000 increase in product revenues during the fourth quarter of 2012 compared with product revenues in the fourth quarter of 2011 and related increase in inventory purchasing to support the higher revenues during 2012. Other partially offsetting factors to our improved working capital were payments on our outstanding term notes and Series C Convertible Preferred Stock. Total payments on outstanding term notes were $22,953,000, including mandatory repayments using proceeds from the sale of W.E.T. treasury shares, and total Series C Convertible Preferred Stock payments were $25,740,000. Working Capital was also impacted by changes in currency exchange rates.

Cash used in investing activities was $35,395,000 during 2012, reflecting purchases of property and equipment totaling $26,793,000, cash paid to acquire new derivative financial instruments of $7,787,000, and cash loaned to an equity investment of $590,000.

Cash provided by financing activities was $32,477,000 during 2012, reflecting the public offering of common stock totaling $75,532,000, (the“2012 Public Offering”), proceeds from exercises of Common Stock options of $774,000, borrowing of debt of $3,326,000 and $1,921,000 in proceeds from non-controlling interests related to the sale of W.E.T.’s outstanding treasury shares. These amounts were partially offset by aforementioned repayments on our outstanding term notes and Series C Convertible Preferred stock totaling $22,953,000 and $25,740,000, respectively.

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

The Series C Convertible Preferred Stock is to be redeemed in nine equal quarterly installments beginning on September 1, 2011 and ending on September 1, 2013 by paying cash, issuing shares of our Common Stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends. Total Series C Convertible Preferred Stock installments made during the year ended December 31, 2012 is as follows:

	(In Thousands)
	Installment Payments ($)	Cash ($)	Stock ($)	Stock (shares)
Dividend	$3,431	$2,400	$1,031	80,169
Principal	31,120	23,340	7,780	600,309

Total	$34,551	$25,740	$8,811	680,478

Holders of the Series C Convertible Preferred Stock may convert their shares at any time into shares of common stock at a conversion price of $15.83, including the conversion of accrued but unpaid dividends per Preferred Share then remaining into shares of common stock, and in addition will be entitled to a make-whole amount that would apply in a conversion (reflecting dividends that would have been payable through maturity if the Series C Convertible Preferred Stock had remained outstanding); provided, however, that under certain conditions where our Bank of America credit facility prohibits payment of the make-whole amount, we will only be obligated to pay such make-whole amount at the time such amount, or portion thereof, would have been due to be paid as a dividend as if the Series C Convertible Preferred Stock at issue had not been converted. Upon a conversion election, if permitted by our Bank of America credit facility, we have the right to elect to pay accrued but unpaid dividends and make-whole amounts in cash.

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

On March 30, 2011, we and our subsidiary, Gentherm Europe, entered into a credit agreement with a syndicate of banks led by Bank of America (the “US Bank of America credit facility”) and W.E.T. and W.E.T. Automotive Systems Ltd., a Canadian corporation wholly owned by W.E.T., entered into a credit facility with the same syndicate of banks (the “W.E.T. Bank of America credit facility”). We cancelled our then existing credit facility with Comerica Bank. The W.E.T. Term Note proceeds were used to repay then existing W.E.T. senior indebtedness. The US Bank of America credit facility provided two term notes (referred to as the “US Term Note and Europe Term Note”) and a revolving line of credit note (“US Revolving Note”). The W.E.T. Bank of America credit facility provided W.E.T. with a term note (“W.E.T. Term Note”) and a revolving line of credit note (“W.E.T. Revolving Note”).

On March 30, 2012, the Company entered into an amendment to the US Bank of America credit facility. This amendment removed the requirement that previously obligated Gentherm to make prepayments on its outstanding indebtedness equal to the net proceeds received from the sale of Gentherm common stock in excess of the future obligations owed to the holders of Gentherm’s Series C Convertible Preferred Stock. This amendment permits Gentherm to retain any such excess amounts for general corporate purposes.

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

On December 17, 2012, Gentherm, Gentherm Europe, W.E.T. and the syndicate of banks led by Bank of America entered into amendments to the US and W.E.T. Bank of America credit facilities. The amendment to the US Bank of America credit facility extended the availability period for draws under the Europe Term Note from January 1, 2013 to June 30, 2014 and increased the amount available under the US Revolving Note from $25,000,000 to $30,000,000. The amendment to the W.E.T. Bank of America credit facility increased the amount available under the W.E.T. Revolving Note from €10,000,000 to €20,000,000.

The US Term Note and Europe Term Note are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 10% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Term Note is subject to quarterly principal payments totaling 20% annually. With the exception of the Europe Term Note, whose availability period for draws was extended by 18 months, principal outstanding under the US Bank of America credit facility and W.E.T. Bank of America credit facility will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.20% – 0.40% at December 31, 2012) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”), which varies based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. The base rate is equal to the highest of the Federal Funds Rate (0.09% at December 31, 2012) plus 0.5%, Bank of America’s prime rate (3.25% at December 31, 2012), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period was 1.75% for Eurocurrency Rate Loans and 0.75% for Base Rate Loans.

No amounts were outstanding under either the US Revolving Note or the W.E.T. Revolving Note as of December 31, 2012 and $29,550,000 and €20,000,000 were available under each note, respectively. Gentherm also has an outstanding Letter of Credit of $450,000 as of December 31, 2012, which has been deducted from the amount available on the line of credit.

On August 16, 2011, W.E.T. held its annual general assembly meeting during which the W.E.T. shareholders approved the adoption of a Domination and Profit and Loss Transfer Agreement (“DPLTA”). Under the terms of the DPLTA, when the DPLTA is registered, the minority shareholders of W.E.T. will be guaranteed a recurring, annual payment (the “Guaranteed Compensation”) of EUR 3.71 per share of W.E.T. held, subject to statutory taxes and deductions, resulting in a net payment of EUR 3.17 per share; however, the minority shareholders of W.E.T. can elect to forego the Guaranteed Compensation and instead tender their shares to Amerigon Europe for a one-time cash payment of EUR 44.95 per share. Registration of the DPLTA was the subject of a court action filed by a minority shareholder of W.E.T. in Germany. On February 22, 2013, that court action was terminated and the DPLTA was registered as part of a settlement arrangement with the minority shareholder. In connection with that settlement, the Company paid approximately $7,500,000 cash and issued 3,300,000 shares of Gentherm common stock to the minority shareholder. In addition, the Company agreed to increase the compensation payable to the other minority shareholders of W.E.T. upon registration of the DPLTA to €85 per share. The Company intends to fund substantially all of the cash payments to be made in connection with this settlement and the DPLTA by drawing on the Europe Term Note, the unused balance of which may only be drawn upon in connection with the registration of the DPLTA.

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

As of December 31, 2012, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility, the W.E.T. Bank of America credit facility and the Bank of China loan.

The following table summarizes the Company’s debt at December 31, 2012.

	Interest Rate	Principal Balance
US Term Note	2.06%	$29,312
Europe Term Note	1.8%	4,476
W.E.T. Term Note	2.0%	18,852
Bank of China	6.9%	3,172
Capital Leases	5.5%	1,140

Total debt		56,952

Current portion		(17,218)

Long-term debt, less current maturities		$39,734

W.E.T. has a capital lease agreement with SAP for an enterprise resource planning system. The term of the lease runs until May of 2013.

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing activities. Based on its current operating plan, management believes cash and equivalents at December 31, 2012 along with proceeds from future revenues are sufficient to meet operating needs for the foreseeable future.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02 which amends Topic 220 (Comprehensive Income), and is intended to improve the reporting of reclassifications out of accumulated other comprehensive income into net income. The amendments in ASU No. 2013-02 require an entity to provide information about the effect of amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. ASU No 2013-02 is to be applied prospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2012. While the adoption of ASU No. 2013-02 is not expected to have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to the reclassification of components of accumulated other comprehensive income to net income.

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

Tabular Disclosure of Contractual Obligations

As of December 31, 2012, the following amounts, aggregated by type of contract obligation, are known to come due in the periods stated:

	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Long-Term Debt Obligations	$55,812	$16,078	$22,701	$17,033	$—

Capital Lease Obligations	$1,140	$1,140	$—	$—	$—

Operating Lease Obligations	$19,660	$5,115	$7,252	$4,513	$2,780

(1)	Payments of each contractual obligation do not include an amount payable for interest.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations under our Bank of America credit facilities and foreign currency contracts. We have in the past, and may in the future, place our investments in bank certificates of deposits, debt instruments of the U. S. government, and in high-quality corporate issuers.

Historical Gentherm purchases of certain of our components are denominated in Japanese Yen. In order to protect ourselves from changes in the exchange rate between the U.S. Dollar and Japanese Yen we periodically enter into foreign currency forward contracts to purchase the Japanese Yen. As of December 31, 2012 we had no open forward currency contracts to purchase Japanese Yen.

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

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000,000 or $13,203,000 as of December 31, 2012, in order to offset the interest rate risk associated with a debt financing which was repaid prior our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then six month Euro Interbank Offered Rate (“EUIBOR”), 0.43% at December 31, 2012, plus 1.40% and pays interest equal to the six month EUIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.21 at December 31, 2012, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 — current EUR/CHF rate)/current EUR/CHF rate] x 100. W.E.T. has entered into offsetting derivative contracts that cancel out the payment due under the CRS through 2012. In 2012, W.E.T. entered into offsetting derivative contracts designed to cancel out the payment due under the CRS through the end of the CRS agreement, in 2018.

In July 2011, the Company entered into a series of interest rate swap contracts and an interest rate cap agreement designated as cash flow hedges in order to hedge the exposure to variable market interest rates on the Company’s senior debt. Gains and losses reported in accumulated other comprehensive income will be reclassified to earnings once the Company’s senior debt is repaid. Information on the interest rate swap contracts is as follows:

Contract Type	Contract Term	(in thousands) Notional Value	Hedged Instruments	Fixed Rate	Variable Rate	Rate Cap
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Cap	March 31, 2016	€14,250	W.E.T. Term Note	—	3 month EURIBOR	2.75

Information related to the fair values of derivative instruments in our consolidated balance sheet as of December 31, 2012 is as follows (in thousands):

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,631)
					Non current liabilities	(13,245)

Total CRS						$(15,876)	$(15,876)

Foreign currency derivatives	Not a hedge	Level 2	Current assets	$3	Current liabilities	$(471)	$(468)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$157			$157
			Non current assets	4,141			$4,141

Total foreign currency derivatives				$4,301		$(471)	$3,830

Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(224)	$(224)

Information related to the fair values of derivative instruments in our consolidated balance sheet as of December 31, 2011 is as follows (in thousands):

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,489)
					Non current liabilities	(17,189)
Total CRS		Level 2				$(19,678)	$(19,678)

Foreign currency derivatives	Not a hedge	Level 2	Current assets	$2,675	Current liabilities	$(2,262)	$413

Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(206)	$(206)

Commodity derivatives	Not a hedge	Level 2			Current liabilities	$(144)	$(144)

Information related to the effect of derivative instruments on our consolidated income statements is as follows (in thousands):

	Location	Year Ended December 31, 2012	Year Ended December 31, 2011
Foreign currency derivatives	Cost of sales	$—	$(15)
	Revaluation of derivatives	(3,926)	(5,162)
	Foreign currency gain (loss)	1,875	1,613

Total foreign currency derivatives		$(2,051)	$(3,564)
CRS	Revaluation of derivatives	$1,491	$(3,411)
Commodity derivatives	Revaluation of derivatives	$143	$(155)
Series C Convertible Preferred Stock embedded derivatives (see Note 7)	Revaluation of derivatives	$—	$2,610
Interest Rate Swap	Interest Expense	$(57)	$(84)
	Other Comprehensive Income	(18)	(206)

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

December 31, 2012

	Expected Maturity Date
	2013	2014	2015	2016	2017	Total	Fair Value
	(In Thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$1,140	$—	$—	$—	$—	$1,140	$1,140
Average Interest Rate	5.50%
Fixed Rate (¥CNY)	$3,172	$—	$—	$—	$—	$3,172	$3,172
Average Interest Rate	6.90%
Variable Rate ($USD)	$7,625	$8,501	$9,375	$13,657	$—	$39,158	$39,158
Average Interest Rate	2.06%	2.06%	2.06%	2.06%		2.06%
Variable Rate (€EUR)	$5,281	$4,267	$558	$553	$2,823	$13,482	$13,482
Average Interest Rate	1.89%	1.89%	1.89%	1.89%	1.89%	1.89%
Derivative Financial Instruments:
Interest Rate Swap ($USD)	$76	$35	$—	$—	$—	$111	$111
Average Interest Rate	0.32%	0.40%				0.35%
Interest Rate Swap ($USD)	$77	$35	$—	$—	$—	$112	$112
Average Interest Rate	0.32%	0.39%				0.34%
Interest Rate Cap (€EUR)	$—	$—	$—	$—	$3	$3	$3
Average Interest Rate					2.75%	2.75%

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

December 31, 2012

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(In Thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive USD$/Pay EUR€)
Total Contract Amount (€)	€4,327	€1,663					€5,990	€(210)
Average Contract Rate	1.3867	1.3226					1.3728
(Receive HUF/Pay EUR€)
Total Contract Amount (€)	€2,235						€2,235	€(31)
Average Contract Rate	288.53						288.53
(Receive CHF/Pay EUR)
Total Contract Amount (€)	€12,336	€12,336	€12,335	€12,437	€12,302	€6,151	€67,897	€3,233
Average Contract Rate	1.20	1.20	1.20	1.20	1.20	1.20	1.20
(Receive KRW/Pay EUR€)
Total Contract Amount (€)	€4,536						€4,536	€(115)
Average Contract Rate	1,455.02						1,455.02

$US functional currency
Forward Exchange Agreements:
(Receive USD$/Pay CAD$)
Total Contract Amount ($)	$2,681						$2,681	$—
Average Contract Rate	0.9960						0.9960
(Receive USD$/Pay MXN)
Total Contract Amount ($)	$4,129						$4,129	$124
Average Contract Rate	13.0795						13.0795

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Financial Information — Selected Quarterly Financial Data

Unaudited Quarterly Financial Data

For the Years Ended December 31, 2012 and 2011

(In thousands, except per share data)

	For the three months ended,
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Product revenues	$129,526	$136,153	$141,058	$148,242
Gross margin(1)	32,504	34,268	36,855	38,300
Operating income(1)	8,450	8,601	10,038	8,969
Net income(1)	6,097	6,845	5,673	5,706
Gain attributable to non-controlling interest	(1,387)	(1,432)	(1,672)	(1,958)
Net income attributable to Gentherm Incorporated(1)	4,710	5,413	4,001	3,748
Convertible preferred stock dividends	(2,165)	(1,840)	(1,516)	(1,190)
Net income attributable to common shareholders(1)	2,545	3,573	2,485	2,558
Basic earnings per share(1)	$0.10	$0.12	$0.08	$0.09
Diluted earnings per share(1)	$0.10	$0.12	$0.08	$0.09

	For the three months ended,
	March 31, 2011	June 30, 2011(2)	September 30, 2011	December 31, 2011(1)
Product revenues	$35,796	$77,137	$125,639	$131,016
Gross margin(1)	10,511	19,274	30,899	34,283
Operating income(1)	474	3,758	5,634	7,942
Net income (loss) (1)	(919)	648	1,404	10,070
Loss (gain) attributable to non-controlling interest	—	523	(348)	(1,720)
Net income (loss) attributable to Gentherm Incorporated(1)	(919)	1,171	1,056	8,350
Convertible preferred stock dividends	—	(2,923)	(2,815)	(2,490)
Net income (loss) attributable to common shareholders(1)	(919)	(1,752)	(1,759)	5,860
Basic earnings per share(1)	$(0.04)	$(0.08)	$(0.08)	$0.25
Diluted earnings per share(1)	$(0.04)	$(0.08)	$(0.08)	$0.24

(1)	Amounts have been impacted by the Company’s change in accounting policy for the treatment of external patent development costs. The Company no longer capitalizes external legal and filing fees associated with new patent applications. Instead, these types of external costs are expensed as incurred and classified as research and development expenses in our consolidated statement of operations.
(2)	During the second quarter of 2011, the Company recorded a gain on a derivative financial instrument of $2,610, net of tax of $971. In the fourth quarter, the Company realized the gain was not taxable and no taxes should have been recorded. The tax impact was reversed in the fourth quarter. Had this adjustment been recorded in the second quarter instead of the fourth quarter, our basic and diluted earnings per share would have been a loss of $0.04 in the second quarter and income of $0.21 and $0.20, respectively in the fourth quarter. Management of the Company concluded the effect of the fourth quarter adjustment was not material to the Company’s second and fourth quarter 2011 financial statements.

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

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, both as of December 31, 2012. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of December 31, 2012. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

The material weakness identified in Management’s 2011 assessment associated with accounting for significant, non-routine transactions has been addressed and remediated by management through the establishment of an Internal Audit Department and hiring of key personnel, including a Director of Internal Audit, a Financial Reporting Manager, a Vice-President of Human Resources and a General Counsel. In addition, management has expanded the list of subsidiaries that are compliant with the rules promulgated by Section 404 of the 2002 Sarbanes-Oxley Act to include W.E.T. Automotive Systems AG. Management has also implemented new procedures for handling significant, non-routine transactions. There were no such significant, non-routine transactions executed in during the twelve months ending December 31, 2012.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report included under Item 15.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

All directors are elected annually and serve a one-year term until the next annual meeting. Our current directors are as follows:

Name	Age	Biographical Information	Director Since
Lewis Booth	64	Retired in 2012 as Executive Vice President and Chief Financial Officer (CFO) for Ford Motor Company. Prior to his appointment to CFO, Mr. Booth held the positions of Chairman and CEO of Ford of Europe as well as President of Ford’s Asia Pacific and Africa Operations. He serves on the Board of Directors of Rolls-Royce Holdings, where he is the Chairman of the Audit Committee, and Mondelez International, where he is a member of the Audit Committee. He also serves as a director of University of Liverpool in America Inc. Mr. Booth, a qualified chartered management accountant, received his Bachelor’s degree from Liverpool University.	2013

Francois J. Castaing	67	Retired in 2000 as technical advisor to the Chairman of DaimlerChrysler Corporation. Prior to his retirement, Mr. Castaing spent thirteen years with Chrysler Corporation in senior vice-presidential positions. From 1980 to 1987, Mr. Castaing was Vice President of Engineering and Group Vice President Product and Quality of American Motors, until Chrysler acquired that company. Mr. Castaing began his career with Renault as Technical Director for Renault Motorsport Programs. He serves on the board of FIRST: For Inspiration and Recognition of Science and Technology, a non-for-profit foundation. Mr. Castaing is a director of publicly-traded TRW Automotive Holdings Corp.	2001

Daniel R. Coker	60	President and Chief Executive Officer of Gentherm since 2003. Mr. Coker joined Gentherm in 1996 as Vice President of Sales and Marketing. Prior to joining Gentherm, Mr. Coker worked with Arvin, Inc. from 1986 through 1995 as Vice President and General Manager of North American Operations. Mr. Coker received his Bachelor’s degree from Tennessee Technological University.	2007

Sophie Desormière	46	Currently the Group Vice-President-Strategic Marketing and Sales at Solvay, a Belgium-based company and a developer of specialty chemicals. Previously, Ms. Desormière spent 17 years in increasingly responsible positions at Valeo, an independent industrial group focused on the design, production and sale of components, integrated systems and modules for the automotive industry, including Research & Development Product Line Director, Branch Marketing Innovation Director, Group Product Marketing Director and Comfort Enhancement Domain Director. Ms. Desormière is a graduate of the Ecole Nationale Supérieure de Chimie de Paris, the Institut de Formation du Caoutchouc and the Program for Management Development at Harvard Business School.	2012

John M. Devine	68	Retired Executive Chairman from 2008 to mid-2011 of Dana Holding Corporation, a publicly traded supplier to the global automotive, commercial vehicle and off-highway markets. Retired in 2006 as Vice Chairman and Chief Financial Officer of General Motors Corporation, positions he held from 2001 to 2006. Prior to joining General Motors, Mr. Devine served as Chairman and Chief Executive Officer of Fluid Ventures, LLC, an Internet start-up investment company. Previously, Mr. Devine spent 32 years at Ford Motor Company, where he last served as Executive Vice President and Chief Financial Officer. Mr. Devine holds a B.S. in economics from Duquesne University and an M.B.A. in business administration from the University of Michigan.	2008

James D. Donlon III	66	Mr. Donlon spent 40 years in the automotive industry, a majority of that time in financial positions with DaimlerChrysler Corp., including as Senior Vice-President and Controller of the Chrysler Group, and Ford Motor Company. Mr. Donlon also worked as Chief Financial Officer of Next Autoworks Company and Executive Vice-President and CFO of ArvinMeritor Corporation. Mr. Donlon received an M.B.A. from the University of Southern California Graduate School of Business and a bachelors degree in business administration from California State University of Fresno. Mr. Donlon also earned an honorary doctorate of laws from Walsh College in Troy, MI.	2012

Maurice E.P. Gunderson	61	Managing Member of the consulting firm Shingebiss, LLC. Previously, Mr. Gunderson spent 15 years as the co-founder and Managing Director of Nth Power, a venture capital firm specializing in investments emerging from the global restructuring of the energy industry and four years at CMEA Capital, a San Francisco based venture capital firm. Mr. Gunderson received a B.A. and M.S. in mechanical engineering from Oregon State University and an M.B.A. from Stanford University. Mr. Gunderson is a director of the following privately-held companies: Contour Energy, Inc., Scion-Sprays Ltd., Runway Capital Management, Radiant Capital Management and DPGC, Inc.	2007

Oscar B. Marx, III	74	Chairman of the Board of Directors since 1999 and Interim Chief Executive Officer of the Company from October 2001 through March 2003. Mr. Marx served as President and CEO of TMW Enterprises, Inc., a private investment firm located in Troy, Michigan, from 1995 to 2001. In 1994, Mr. Marx was President and Chief Executive Officer of Electro-Wire Products (predecessor to TMW Enterprises, Inc.), a major supplier of electrical distribution systems to the automotive industry. After 32 years of service, Mr. Marx retired from Ford Motor Company in 1994 as Vice President of its Automotive Components Group (currently known as Visteon Corporation).	1999

Carlos Mazzorin	71	Retired Magna International, Inc and Ford Motor Company senior executive. Until his retirement in 2010, Mr. Mazzorin served as President and Chief Operating Officer of Magna Electronics, Inc. When Mr. Mazzorin’s concluded his 30 years of service at Ford in 2002, he was Group Vice President of South America and Asia Pacific and Global Purchasing. Mr. Mazzorin currently serves on the Board of Directors of privately-held Bombardier Recreational Products and Management Engineers Consulting. Mr. Mazzorin also serves on the International Advisory Board of Komatsu Ltd. in Japan.	2011

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

Mr. Booth served as the Executive Vice President and Chief Financial Officer of Ford Motor Company from 2008 to 2012. As Ford CFO, Mr. Booth was responsible for all of the company’s financial operations, including the Controller’s office, Treasury and investor relations. Mr. Booth’s 34-year decorated career at Ford illustrates his financial expertise and knowledge of manufacturing, operations and the investment community. His strategic expertise in the worldwide automotive industry is very important to Gentherm as we continue to expand globally.

Mr. Castaing’s distinguished career in the automotive industry has given him extensive experience in our most important customer market. During his tenure at some of the world’s largest automobile manufacturers, Mr. Castaing developed leadership, strategic planning and organizational skills that benefit the Company. In addition, his technical background allows him to understand the Company’s operations and assist in problem solving.

Mr. Coker has served as our President and Chief Executive Officer since 2003 after first joining Gentherm as Vice President of Sales and Marketing in 1996. As a result, Mr. Coker has extensive knowledge of the day to day operations of our business. Mr. Coker’s engineering background allows him to fully understand and manage our business. His experience as our highest ranked officer, coupled with the managerial positions he previously held in other automotive-related companies, has given Mr. Coker industry insight, leadership skills and executive management skills key to our Company’s performance.

Ms. Desormière has broad experience in product planning, product development and market analysis. Her background in these areas will help the Company develop long-term product strategies. In addition, the skills Ms. Desormière has developed while working at global companies with significant European operations will be quite important as the Company works to harness synergies created by the acquisition of a majority interest in W.E.T. Automotive Systems AG.

Mr. Donlon possesses significant automotive financial experience, including skills in managing the global finances of large enterprises. As our Company has grown internationally, the financial operations have become much more complex and we will benefit from Mr. Donlon’s experience in this area. Mr. Donlon also has valuable entrepreneurial experience, most recently at Next Autoworks Company, which will be quite important to the Company as it continues to develop new products in new markets.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports furnished to us during or with respect to 2012, or written representations that no filings on Form 5 were required, we believe that during 2012 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with, except as follows: Form 4s for May, 2012 annual grants of shares of common stock were filed late for each of our non-executive board members, Francois Castaing, Sophie Desormière, James Donlon, John Devine, Maurice Gunderson, Oscar B. Marx and Carlos Mazzorin, and Form 3s were filed late with respect to Sophie Desormière and James Donlon, in part due to difficulties obtaining filing codes for newly appointed directors; James Mertes filed a Form 4 late with respect to options exercised in September, 2012; and Kenneth Phillips filed a Form 3 late and a Form 4 late with respect to restricted stock and stock option grants in September, 2012, in part due to difficulties obtaining filing codes for the newly appointed officer.

Code of Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code may be viewed on the Company’s website, www.gentherm.com under the link “About Us”; a copy may also be obtained free of charge by delivering written request to: Kenneth J. Phillips, Secretary of Gentherm Incorporated, 21680 Haggerty Road, Suite 101, Northville, Michigan 48167.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, a provision in our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code definition enumerated in Securities and Exchange Commission, Regulation S-K, Item 406(b) by posting such information on our website at www. gentherm.com within four business days following the date of the amendment or waiver.

Director Nominations by Security Holders

There have been no material changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of filing of the Company’s definitive proxy statement filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders. Security holders wishing to send nominations or other communications directly to the Board of Directors or to a specific member of the Board of Directors are asked to send such communications via U.S. Mail to the attention of Kenneth J. Phillips, Secretary of Gentherm Incorporated, 21680 Haggerty Road, Suite 101,

Northville, Michigan 48167. Security holders sending such communications should clearly mark the item as intended for delivery to the Board of Directors or to a specific member of the Board of Directors of Gentherm. Mr. Phillips has been instructed by the Board of Directors to screen each communication so received only for the limited purposes of ascertaining (1) whether such communication is indeed from a security holder and (2) whether such communication relates to Gentherm. Mr. Phillips will promptly forward copies of all such communications that pass his limited screening to each member of the Board of Directors, in the case of communications to the entire Board of Directors, or to the particular member addressee. Delivery by Mr. Phillips will be completed by mail, facsimile or e-mail, as Mr. Phillips determines is appropriate.

Audit Committee Information

An Audit Committee has been established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is currently comprised of directors Booth, Castaing, Donlon and Devine.

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

The Board of Directors has also determined that Mr. Booth is an “audit committee financial expert,” as such term is used in Item 407 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Mr. Booth’s experience that qualifies him as an audit committee financial expert includes his previous experience as the Executive Vice President and Chief Financial Officer (CFO) for Ford Motor Company.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee

The Company’s Compensation Committee is responsible for evaluating the Chief Executive Officer’s and all other executive officers’ performance, including with respect to established goals and objectives, and making recommendations to the Board of Directors concerning all direct and indirect compensation, benefits and perquisites (cash and non-cash) for the executive officers based on such evaluation. The Company’s Compensation Committee is currently comprised of three Independent Directors (as defined in Item 13 below), Ms. Desormière and Messrs. Gunderson and Mazzorin. The Compensation Committee held 4 meetings during 2012.

The compensation of the executive officers of our majority-owned subsidiary, W.E.T., is set by written agreement previously entered into by and between W.E.T. and such executive officers. The Compensation Committee has no influence on the compensation of such individuals. Furthermore, during 2012 as W.E.T. was operated as a separate entity from Gentherm, decisions concerning compensation of W.E.T.-employed executive officers were made by the W.E.T. Supervisory Board and not by the Board of Directors of Gentherm.

The Board of Directors has adopted a written charter for the Compensation Committee, a current copy of which is available on the Company’s website at www.gentherm.com under the link “About Us”; a copy may also be obtained free of charge by delivering written request to: Kenneth J. Phillips, Secretary of Gentherm Incorporated, 21680 Haggerty Road, Suite 101, Northville, Michigan 48167.

The Compensation Committee may delegate any of its responsibilities to subcommittees as the Compensation Committee deems appropriate. The Committee has the authority to retain independent compensation consultants to assist in the evaluation of compensation, and has the sole authority to retain and terminate such firms and to approve their fees and other retention terms. The Compensation Committee also has authority to retain other advisors. Compensation consultants were retained by the Compensation Committee in January, 2012 for the purpose of supplying compensation survey data for use in setting 2012 base compensation, but not for the purpose of determining or recommending the amount or form of compensation for our directors or executive officers and no additional services, unrelated to the purpose of such consultation, were provided by any such consultants or advisors to the Company.

Proposals regarding compensation of executive officers and Board directors (including recommending bonus formulas and plans, performance measures, compensation and award levels, and payout amounts) are generally made by management after review by the Chairman of the Board. The Company’s Vice President of Human Resources generally prepares materials and agendas for Compensation Committee meetings, attends the meetings and keeps the minutes of the meetings, but is excused from the meetings when his presence is deemed inappropriate by the Compensation Committee. The Chief Executive Officer is also invited to attend Committee meetings but is not present during voting or deliberations regarding his compensation.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth below under the caption “Compensation Discussion and Analysis” with our management. Based on this review and discussion, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

By the Compensation Committee

Sophie Desormière

Maurice Gunderson

Carlos Mazzorin

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

Comparability. Based on reviews of information from various publications and hired consultants, their extensive experience with compensation practices in other businesses, information included in proxy statements of similar companies with comparable market capitalization and comparable revenues, and its members’ subjective review of the reasonableness and fairness of proposed compensation in light of all relevant circumstances, the Compensation Committee has determined that the salaries paid to the Company’s executives are in line with the compensation offered by other similarly-situated companies and that the bonus compensation is reasonable. The Compensation Committee has also determined that the total compensation, including equity compensation, paid to the Company’s executive officers is reasonable and fair based on a peer group analysis prepared by external consultants and independent information available. The list of companies which we consider to be comparable for purposes of the above analysis, and for which our independent consultants have recently provided benchmark data, are CTS Corp, Drew Industries, Inc., Gentex Corp., Littlefuse, Inc., Measurement Specialties, Inc., Methode Electornics, Inc., Modine Manufacturing, Inc., Pulse Electronics Corp., Stoneridge, Inc. and Superior Industries International. We believe such companies are generally comparable to our Company in terms of revenue, market capitalization and industry.

Salaries. The Compensation Committee’s policy is to provide salaries that it believes are necessary to attract and retain qualified executives. In determining its recommendations for executive officer salaries, the Compensation Committee generally relies on the recommendations of its President and Chief Executive Officer and on the Compensation Committee’s review of salaries paid to similar officers at comparable companies as described above under “Comparability”. The Compensation Committee also considers individual performance, the executive officer’s position and experience, the Company’s financial resources, the executive officer’s existing salary and the salaries of our other officers and employees. On an annual basis, executive salaries are reviewed by the Compensation Committee. Salary increases for executive officers are generally granted after this review. Historically, such increases have been between 3% and 5% and represented a combination of a cost of living / inflation adjustment and a merit raise. For 2013, the Compensation Committee concluded that a market rate adjustment in salary based on the peer group analysis described above is not required and, rather, a regular salary increase, based on the criteria stated above and consistent with the range stated above, was appropriate.

Bonuses. The Compensation Committee’s policy is to make a meaningful portion of an executive’s compensation contingent on achieving performance targets for the year. For three years ending December 31, 2012, the Compensation Committee concluded to adopt a bonus plan (the “Bonus Plan”) that focused on achievement of personal goals. All of our executive officers participated in the Bonus Plan.

The Bonus Plan is designed to encourage Company employees to operate as entrepreneurial stakeholders and reward them for bringing value to the Company by meeting or exceeding financial and operational objectives. To be eligible to receive an incentive award under the Bonus Plan, an employee must be employed on the bonus payment date. For 2012, 2011 and 2010, the Bonus Plan was divided into two distinct reporting periods, the first half of the year and the second half of the year. Upon achievement of the applicable criteria for each half, eligible employees were entitled to receive bonuses of a pre-determined amount. The achievement or failure to achieve the applicable criteria for one half of the year was not used to determine whether the criteria for the other half of the year had been achieved.

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

For 2012, the Compensation Committee determined that all of named executive officers achieved their individual, subjective performance objectives, at least to some degree, and recommended to the Board of Directors that bonuses be paid to each of them. The Board of Directors adopted such recommendation.

The Compensation Committee does not have a formal written policy regarding adjustment of bonus payments if the relevant performance measures or underlying facts upon which they are based are restated or otherwise adjusted in a manner that would materially increase or reduce the size of the incentive payment, but the Compensation Committee concluded that, for 2012, no such restatement or adjustment occurred.

Equity Incentives. The Compensation Committee uses the award of stock options or restricted stock to executive officers to retain them and provide a long-term incentive to increase shareholder value. The Compensation Committee’s policy is that these equity incentives should be a significant portion of an executive’s potential compensation because increasing shareholder value is management’s primary objective. Whenever stock options are awarded, the Company’s policy is to fix the exercise price of the options at the fair market value of the underlying shares on the date of grant. Therefore, such options only provide compensation if the price of the underlying shares increases. As of December 31, 2012, there remained 8,578 shares and 2,304,000 shares available for grant under the 2006 and 2011 Equity Incentive Plans, respectively. No shares remain available for grant under the 1993 Stock Option Plan or the 1997 Stock Incentive Plan. The Committee does not have a policy of timing option grants in coordination with the release of material non-public information. The Committee generally considers equity incentive grants on an annual basis and at varying times throughout the year, generally based upon recommendations from the Board of Directors that additional equity incentives are appropriate.

The Compensation Committee’s policy has been to grant options that vest over a specific period (generally three or four years) to provide an incentive for the recipient to remain with us, to provide a long-term incentive and to lessen the accounting charge for such options (which is generally amortized over the vesting period). We do not have any stock ownership requirements for executive officers, excluding the Chief Executive Officer who is bound by the same stock ownership requirement as our directors; however, each of our executives has a significant number of exercisable options. During 2011, we adopted a stock ownership requirement for directors which is described further below under “Compensation of Directors.” As noted above, this policy also applies to our Chief Executive Officer.

The vesting of all of our option and restricted share awards may, at the discretion of the Board of Directors, accelerate upon a change in control to provide a greater incentive for all optionees to complete change in control transactions that benefit shareholders by allowing them to participate in the benefits of the transaction regardless of whether their employment will continue. Unvested options and restricted share awards do not automatically accelerate upon a change in control. The vested portion of options granted to executives and directors generally remain exercisable after termination of employment until their original expiration date, subject to the discretion of the Committee. The Committee’s policy is to provide new executives with stock options to attract them to us. The number of options awarded is based on negotiations with new executives, management’s recommendations and the Committee’s subjective judgment primarily after reviewing the number of options granted to our other executives.

Defined Benefit Plan. During 2008, the Compensation Committee recommended a new defined benefit plan benefiting the Company’s President and Chief Executive Officer, Daniel R. Coker. Such plan was subsequently approved by the Independent Directors. The defined benefit plan is intended to entice the Company’s President and Chief Executive Officer, Daniel R. Coker to maintain employment with the Company for a considerable period of time. Stability and competence at the executive level was a key factor in our decision to recommend such plan. The plan, more fully described in Note 14 of our consolidated financial statements and related financial information indexed on page F-1 of this Report, includes a vesting period that began on April 1, 2011 and continues for six years. The considerable period of time between adoption of the plan and its full vesting is consistent with our compensation goals of retaining a qualified President and Chief Executive Officer. The plan provides for fifteen annual benefit payments of $300,000 each beginning January 1, 2018. Based on our review of the benefits offered to President and Chief Executive Officers of other similarly-situated companies, and based on our desire to retain the services of Mr. Coker, we believe that the defined benefit plan is fair and reasonable. Other than the defined benefit plan described above, Gentherm does not maintain any post-retirement medical benefits, non-qualified deferred compensation plans or retirement or pension plans, other than our 401(k) Plan, which is available to all of our employees.

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

Employment and Change in Control Agreements. The Company’s policy, as approved by the Compensation Committee is to not execute formal employment agreements with our executive officers. The Compensation Committee believes that it has been able to attract qualified executives without the need to negotiate and enter into formal agreements. Notwithstanding the foregoing, it is customary in Germany for executive officers to enter into employment contracts and the executive officers of W.E.T. have each entered into written employment agreements with W.E.T (“Service Agreements”). Copies of the Service Agreements were filed as exhibits to our Current Report on Form 8-K dated August 4, 2011. The Service Agreements provide that W.E.T. executive officers will receive a base salary, an annual performance-based bonus calculated pursuant to objective measurements set forth in the applicable Service Agreement and a discretionary bonus determined by the W.E.T. Supervisory Board. The Service Agreements also provide for automobile allowances, reimbursement of expenses, paid vacation time, pension contributions, death and disability insurance coverage and severance. The Compensation Committee was not in a position to influence the terms of the Service Agreements at the time of their execution and plays no role in determining whether the W.E.T. executive officers have achieved their bonus targets or should receive a discretionary bonus.

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

Restricted Stock. For 2012, the Compensation Committee elected to grant restricted stock to certain members of Gentherm’s senior management who participate in an advisory board that oversees the W.E.T. investment. In 2011, the Compensation Committee elected to grant a special, one-time, payment of restricted stock to selected executives for the extraordinary work performed to consummate the acquisition of W.E.T. The allocation of such grant among such executive officers was determined based on the relative impact each such officer had in bringing the acquisition of W.E.T. to completion.

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

Summary Compensation Table

The following table sets forth compensation information for 2012, 2011 and 2010 for the following “Named Executive Officers”: (1) our Chief Executive Officer (CEO), (2) our Chief Financial Officer (CFO) and (3) our three most highly compensated executive officers other than our CEO and our CFO who were serving as executive officers at the end of 2012. In light of W.E.T.’s significant contribution to Gentherm’s consolidated revenues and earnings, W.E.T. executive officers are treated as executive officers for purposes of this Form 10-K, but are employees of W.E.T.

Name and Principal Position	Year	Salary ($)(a)	Option Awards ($)(b)		Restricted Share Awards ($)(c)		Non-Equity Incentive Plan Compensation ($)(d)	Changes in Non- qualified Deferred Compen- sation Earnings ($)(e)(f)		All Other Compen- sation ($)(g)	Total ($)
Daniel R. Coker, President and Chief Executive Officer	2012 2011 2010	$510,000 340,000 308,672	$	— 373,200 —		$285,750 252,000 —	$470,000 275,000 300,000		$317,000 263,000 228,000	$56,328 42,567 21,592	$1,639,078 1,545,767 858,264

Caspar Baumhauer, W.E.T. Chief Executive Officer(h)	2012 2011	$594,096 433,200		$—	$	— —	$834,431 589,536		$33,669 —	$101,107 16,595	$1,563,303 1,039,331

Frithjof Oldorff, W.E.T. Chief Operating Officer(i)	2012	$382,135		$—		$—	$540,151		$—	$15,775	$938,061

Thomas Liedl, W.E.T. Chief Financial Officer(j)	2012	$369,095		$—		$—	$534,210		$5,942	$22,294	$931,541

Barry G. Steele, Vice President of Finance, Chief Financial Officer and Treasurer	2012 2011 2010	$257,252 214,376 204,168	$	— 186,600 —		$222,250 201,600 —	$150,000 135,000 135,000	$	— — —	$25,732 13,472 19,853	$655,234 751,048 359,021

(a)	During 2010, 2011 and 2012, none of the Named Executive Officers earned a non-equity bonus that was not based on the achievement of a pre-established performance target. Bonuses earned that were tied to pre-established performance targets are reported under the column entitled “Non-Equity Incentive Plan Compensation.”
(b)	The dollar amount shown is based on the grant date fair market value of the options awarded during the applicable year as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a full description of all of the assumptions made in the valuation of option awards, see Note 8 of our consolidated financial statements and related financial information indexed on page F-1 of this Report.
(c)	The dollar amount shown is based on the grant date price of Gentherm’s common stock.
(d)	See “Compensation Discussion and Analysis — Bonuses” for a description of non-equity incentive plan compensation for executive officers under our incentive bonus plan. The amounts shown for 2010 were awarded to the applicable executive based on 2010 service; however a portion of such amounts was not paid until 2011. The amounts shown for 2011 were awarded to the applicable executive based on 2011 service; however a portion of such amounts was not paid until 2012. The amounts shown for 2012 were awarded to the applicable executive based on 2012 service; however a portion of such amounts was not paid until 2013.
(e)

On August 8, 2008, the Company established The Executive Nonqualified Defined Benefit Plan of Gentherm Incorporated (the “Defined Benefit Plan”) with an effective date of April 1, 2008. Daniel Coker, the Company’s President and Chief Executive Officer, is expected to be the only participant in the Defined Benefit Plan which will, if fully vested, provide for fifteen annual retirement benefit payments of $300,000 each beginning January 1, 2018. Mr. Coker will become entitled to receive such retirement benefit payments, or a portion thereof, through his continuous service to the Company as follows: Mr. Coker will become proportionally vested in the benefit over a six year period starting on April 1, 2011. The Company has also established a corporate-owned life insurance policy (“COLI”) on the life of Oscar Marx III, the Chairman of the Company’s Board of Directors. The COLI is held by a trust established for payment of benefits under the Defined Benefit Plan. We have accounted for the Defined Benefit Plan in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 715, which requires that the Company record a projected benefit obligation representing the present value of future plan benefits when earned by the participant. As of December 31, 2012, the recorded projected benefit obligation was $1,633,000. For a full description of all of the assumptions made in the valuation of the projected benefit obligation under the Defined Benefit Plan, see Note 14 of our consolidated financial statements and related financial information indexed on page F-1 of this Report.
(f)	The amount shown for Mr. Baumhauer represents his allocated share of the current year service cost recognized on the defined benefit plan W.E.T. has established for retired and current members of its executive management team based on the plan’s defined benefit obligation as December 31, 2012.
(g)	See “Compensation Discussion and Analysis — Perquisites” and “Compensation Discussion and Analysis — Vacation Pay” for a description of other compensation paid to executive officers. The amounts shown include payments by the Company for (i) unused vacation time off, (ii) 401(k) matching contributions paid by the Company for the benefit of the Named Executive Officer, (iii) automobiles used by the Named Executive Officers, (iv) club memberships used by Mr. Coker, (v) amounts paid upon vesting of restricted stock to enable employees to make his estimated tax payments on the compensation income associated with such vesting event, and (vi) an additional retirement contribution paid to Mr. Baumhauer in accordance with his Service Agreement with W.E.T. With respect to (iii) and (iv), the Company has only disclosed the portion of such items determined to be related to the Named Executive Officer’s personal use.
(h)	Amounts were paid in Euros and converted to U.S. Dollars based on the average exchange rate as the end of December 31, 2012 and 2011, respectively. For 2011, the amounts shown as having been paid to Mr. Baumhauer reflect amounts earned after May 16, 2011. Mr. Baumhauer’s total compensation for 2011 was EUR 1,190,000 or $1,656,574. Mr. Baumhauer’s 2012 and 2011 compensation was paid pursuant to the terms of his Service Agreement with W.E.T.
(i)	Paid pursuant to the terms of Mr. Oldorff’s Service Agreement with W.E.T. in Euros and converted to U.S. Dollars based on the average exchange rate as of December 31, 2012.
(j)	Paid pursuant to the terms of Mr. Liedl’s Service Agreement with W.E.T. in Euros and converted to U.S. Dollars based on the average exchange rate as of December 31, 2012.

Grants of Plan Based Awards

The following table sets forth information concerning each grant of an award made during 2012 to each of our Named Executive Officers.

Name	Grant Date	Payouts Under Non-Equity Incentive Plan Awards ($)(a)	Restricted Stock Awards (#)	Grant Date Fair Value of Stock and Option Awards ($)
Daniel R. Coker	December 21, 2012		22,500	$285,750
		$470,000
Caspar Baumhauer(b)		$834,431	—	—
Frithjof Oldorff(b)		$540,151	—	—
Thomas Liedl(b)		$534,210	—	—
Barry G. Steele	December 21, 2012		17,500	$222,250
		$150,000

(a)	See “Compensation Discussion and Analysis — Bonuses” for a description of incentive plan compensation for executive officers under our incentive bonus plan. For the purposes of this table, the cash amount shown under “Payouts Under Non-Equity Incentive Plan Awards” is the actual cash bonus the named executive officer received for his performance for 2012. The Compensation Committee did not modify or waive any of the criteria applied to determine if the incentive plan award show above was earned. For an explanation of the amount of salary and non-equity incentive plan awards in proportion to total compensation, see “Compensation Discussion and Analysis — General Compensation Objectives”.
(b)	Amounts paid in Euros and converted to U.S. Dollars based on the exchange rate as of December 31, 2012.

Outstanding Equity Awards at Fiscal Year End

The following tables set forth information concerning unexercised options and unvested restricted stock for each of the Named Executive Officers as of December 31, 2012.

Option Awards
		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Grant Date	Exercisable	Unexercisable
Daniel R. Coker	3/11/2009(b) 9/2/2011(c)	50,000 20,000	— 60,000	$2.62 12.60	3/11/2019 9/2/2018
Caspar Baumhauer		—	—	—	—
Frithjof Oldorff		—	—	—	—
Thomas Liedl		—	—	—	—
Barry G. Steele	12/29/2006(c) 7/23/2008(a) 9/2/2011(c)	24,000 25,900 10,000	— — 30,000	9.66 8.02 12.60	12/29/2016 7/23/2018 9/2/2018

(a)	The option is subject to a vesting schedule in which the underlying shares are available for purchase in three equal installments on June 30, 2009, June 30, 2010 and June 30, 2011.
(b)	The option is subject to a vesting schedule in which the underlying shares are available for purchase in three equal installments on the first, second and third anniversary of the grant date.
(c)	The option is subject to a vesting schedule in which the underlying shares are available for purchase in four equal installments on the first, second, third and fourth anniversary of the grant date.

	Stock Awards
Name	Number of Shares of Stock that Have Not Vested(a)	Market Value of Shares of Stock that Have Not Vested(b)
Daniel R. Coker	27,500	$365,750
Caspar Baumhauer	—	—
Frithjof Oldorff	—	—
Thomas Liedl	—	—
Barry G. Steele	21,500	$285,950

(a)	Of Mr. Coker’s currently unvested restricted shares of stock, 5,000 shares will vest at May, 2, 2013. The remaining 22,500 shares will vest 50% on December 21, 2013 and 50% on December 21, 2014. Of Mr. Steele’s currently unvested restricted shares of stock, 4,000 shares will vest at May 2, 2013. The remaining 17,500 shares will vest 50% on December 21, 2013 and 50% on December 21, 2014. The vesting of all restricted stock is conditioned upon the executive officer’s continued employment with the Company.
(b)	Market value is based on the closing price of the Company’s common stock as of December 31, 2012.

Employment Agreements

The Named Executive Officers that are party to an employment agreement are Caspar Baumhauer, Frithjof Oldorff and Thomas Liedl. A description of their employment agreement is found above under “Compensation Discussion and Analysis — Employment and Change in Control Agreements”.

Option Exercises and Stock Vested

The following table represents (1) options that were exercised in 2012 by Named Executive Officers of the Company and (2) restricted stock held by Named Executive Officers of the Company that vested during 2012:

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized On Exercise ($)(a)	Number of Shares Acquired on Vesting (#)(b)	Value Realized On Vesting ($)(c)
Daniel R. Coker	—		—	5,000	$73,350

Caspar Baumhauer	—		—	—	—

Frithjof Oldorff	—		—	—	—

Thomas Liedl	—		—	—	—

Barry G. Steele	16,667 9,100	(d) (e)	160,463 39,159	4,000	58,680

(a)	The “Value Realized on Exercise” is equal to the difference between the market price of the underlying Common Stock on the date of exercise and the exercise price of the options.
(b)	The shares listed became vested on May 2, 2012.
(c)	The “Value Realized on Vesting” is equal to the number of shares that vested multiplied by the market value of such shares of Common Stock on the date of vesting.
(d)	These options were exercised on August 6, 2012 at an exercise price of $2.62 per share.
(e)	These options were exercised on September 20, 2012 at an exercise price of $8.02 per share.

Pension Benefits

The following table sets forth information concerning the Company’s defined benefit plan:

Name	Plan Name	Number of Years of Credited Service (#)(a)	Present Value of Accumulated Benefit ($)(b)	Payments During Last Fiscal Year ($)
Daniel R. Coker	The Executive Nonqualified Defined Benefit Plan of Gentherm Incorporated	2	$1,633,000	$—

(a)	Mr. Coker will become entitled to receive benefits under The Executive Nonqualified Defined Benefit Plan of Gentherm Incorporated (the “Defined Benefit Plan”) through his continuous service to the Company as follows: Mr. Coker will become proportionally vested in the benefit over a six year period starting on April 1, 2011. If fully vested, the Defined Benefit Plan provides for fifteen annual retirement benefit payments to Mr. Coker of $300,000 each beginning January 1, 2018.
(b)	Amount represents the present value of future benefits under the Defined Benefit Plan through December 31, 2012. For a full description of all of the assumptions made in the valuation of the projected benefit obligation under the Defined Benefit Plan, see Note 14 of our consolidated financial statements and related financial information indexed on page F-1 of this Report.

Potential Payments Upon Termination or Change in Controls

Under the terms of the Company’s 2011 and 2006 Equity Incentive Plans, 1997 Stock Incentive Plan and 1993 Stock Option Plan, the occurrence of a “change in control” of the Company, as such term is defined in each plan, may result under certain circumstances in immediate vesting of the unvested options or the immediate termination of restrictions with respect to restricted stock issued under each plan. Under the terms of each plan, the Board of Directors, acting as the committee administering each plan, has full discretion in determining the consequences of such change in control. None of the Company’s plans provides for automatic vesting of unvested options or automatic termination of restrictions with respect to restricted stock.

Under the terms of the W.E.T. executive officers’ service agreements, upon termination of employment, an officer is entitled to receive salary, continued use of an automobile and a final bonus based on the remaining service period as of the effective termination date. Assuming such events occurred effective December 31, 2012, Mr. Baumhauer s would receive one and a half times his annual salary, continued use of an automobile for one and a half years and a final bonus; Mr. Oldorff would receive his annual salary, continued use of an automobile for one year and a final bonus; Mr. Liedl s would receive one and three quarters times his annual salary, continued use of an automobile for one and three quarters of a year and a final bonus.

Upon a change in control, assuming the Board of Directors was to exercise its discretion and determine that all restrictions with respect to restricted stock awards would terminate and all unvested stock options would vest, the Named Executive Officers would receive the following benefits, assuming such event occurred effective December 31, 2012:

	Restricted Shares	Securities Underlying Unvested Options
Name	Number of Securities	Number of Securities	Option Exercise Price	Estimated Value of Payments upon a Change in Control(a)
Daniel R. Coker		60,000	$12.60	$42,000
	27,500			365,750
Caspar Baumhauer	—	—	—	—
Frithjof Oldorff	—	—	—	—
Thomas Liedl	—	—	—	—
Barry G. Steele		30,000	12.60	21,000
	21,500			285,950

(a)	The values shown for each Named Executive Officer are based on the following assumption: that the benefit of acceleration of the vesting of options equals the difference between the closing sales price of our common shares on December 31, 2012 and the exercise price of the unvested options multiplied by the number of common shares underlying the unvested options held by the executive at December 31, 2012; provided, however, that negative amounts are treated as having zero value.

Compensation of Directors

For 2012, non-employee directors received the following compensation as consideration for their service in their capacity as directors, in addition to reimbursement for out-of-pocket expenses incurred in attending Board of Directors and committee meetings:

•	an annual fee of $50,000 ($75,000 for the Chairman of the Board);

•	an annual fee of $5,000 ($10,000 for the committee chairman) for Audit or Compensation Committee members

•	an annual fee of $1,000 ($5,000 for the committee chairman) for Nominating Committee members

•

$50,000 in restricted stock shall be granted as of the date of the annual Stockholders’ Meeting. The replacement of stock options, which were historically granted to our directors, with restricted stock awards was implemented during 2012 in a two-step process. First, directors received restricted stock on the first day of business in 2012, January 3, 2012 with a value of 5/12 of $50,000 or $20,833 and, second, directors received restricted stock on the day of the annual meeting of stockholders(or, with respect to new directors, on the date they first became directors) valued at $50,000. All of the restricted stock will vest on the first anniversary of the date of grant, subject to the applicable Director’s continued service or retirement under the terms of the Company’s incentive equity plan.

Employee directors do not receive any additional compensation in recognition for their service as a director of the Company.

The following table sets forth information concerning the compensation paid to our non-employee directors during 2012:

Name(a)	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($)(b)	Total ($)
Lewis Booth	$—	$—	$—
Francois J. Castaing	56,000	70,833	126,833
Sophie Desormière	56,000	50,000	106,000
John M. Devine	61,000	70,833	131,833
James D. Donlon, III	56,000	50,000	106,000
Maurice E.P. Gunderson	61,000	70,833	131,833
Oscar B. Marx, III	80,000	70,833	150,833
Carlos Mazzorin	56,000	70,833	126,833

(a)	Director Daniel R. Coker is an executive officer in the Summary Compensation Table above and, because he was an executive officer during 2012, he receives no additional compensation for his service as a director.
(b)	Except for Mr. Booth, Ms. Desormière and Mr. Donlon, the restricted stock award amounts include the January 3, 2012 award, valued at 5/12 of $50,000 or $20,833, in accordance with the two-step transition from stock options to restricted stock awards described above. The remaining amounts represent restrict stock awards granted on May 10, 2012, the day of the annual meeting of shareholders, valued at $50,000. Mr. Booth received no compensation in 2012 because his appointment to director was not effective until January 1, 2013.

The Board of Directors believes that the above compensation plan for non-employee directors is appropriate based on the significant increase in the Company’s complexity in the past two years and the corresponding increase in time and effort required by members of the board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

See Item 5 for information with respect to compensation plans under which equity securities of the registrant are authorized for issuance.

Beneficial Ownership of Significant Shareholders

The table below sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 1, 2013 (except that, as noted below, certain information is based on Schedule 13G reports filed by the beneficial owner as of a date prior to such date) by each person known to us to be a beneficial owner of more than 5% of the outstanding Common Stock. Beneficial ownership includes any shares which a person has the right to acquire within 60 days after the date of calculation, including shares that may be purchased by the exercise of stock options or the exercise of warrants to purchase stock. The “percent of class” calculation for each person is based on this inclusive definition of beneficial ownership. Except as expressly noted, each person listed has sole voting power and investment power with respect to all shares of capital stock listed as beneficially owned by such person.

	Common Stock
Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(b)
Deutsche Balaton AG	3,301,500	(a)	9.96%
Ziegelhäuser 1 Landstraß
69120 Heidelberg Germany

(a)	The information in the table above with respect to this Beneficial Owner, and the information in this footnote, is taken from written representation obtained from the Beneficial Owner in connection with a Registration Statement filed by the Company on Form S-3 on February 22, 2013. VV Beteiligungen Aktiengesellschaft (“VVB”) owns a majority interest in Deutsche Balaton AG (“DB”). Delphi Unternehmensberatung Aktiengesellschaft (“DU”) owns a majority interest in VVB. Wilhelm Konrad Thomas Zours, an individual, owns a majority interest in DU. Wilhelm Konrad Thomas Zours is the sole member of the board of management of VVB and DU. Of the 3,301,500 shares reported in the table above, 3,300,500 shares are held directly by DB and 1,000 shares are held by an indirect, majority-owned subsidiary of DB, Heidelberger Beteiligungsholding Aktiengesellschaft (“HB”). Each of VVB, DU and Wilhelm Konrad Thomas Zours may be deemed to have beneficial ownership with respect to all shares held by DB and have disclaimed beneficial ownership of such shares. DB may be deemed to have beneficial ownership with respect to the shares held by HB and has disclaimed beneficial ownership of such shares.
(b)	In accordance with Rule 13d-3(1), percent of class is determined without consideration of additional shares of common stock that would be issued if the outstanding shares of the Company’s Series C Convertible Preferred Stock were to be converted for, or redeemed in exchange for, shares of common stock, except with respect to the listed party (however, the listed party does not own any shares of the Company’s Series C Convertible Preferred Stock).

Beneficial Ownership of Directors and Executive Officers

The table below sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 1, 2013 by each director, each Named Executive Officer (see Item 11 for description of individuals included in this group), and all of the directors and executive officers as a group. Beneficial ownership includes any shares which a person has the right to acquire within 60 days after the date of calculation, including shares that may be purchased by the exercise of stock options. The “percent of class” calculation for each person is based on this inclusive definition of beneficial ownership. Each person listed has sole voting power and investment power with respect to all shares of Common Stock listed as beneficially owned by such person.

	Common Stock
	Amount and Nature of Beneficial Ownership		Percent of Class(c)
Directors and Executive Officers	Shares(a)	Stock Options(b)
Lewis Booth (Director)	1,567	—	—
Francois J. Castaing (Director)	5,040	40,000	*
Sophie Desormière (Director)	3,554	—	*
John M. Devine (Director)	5,040	40,000	*
James D. Donlon III (Director)	3,554	—	*
Maurice E.P. Gunderson (Director)	5,040	50,000	*
Oscar B. Marx, III (Director)	578,302	50,000	1.9%
Carlos Mazzorin (Director)	5,040	10,000	*
Daniel R. Coker (Director, President and CEO)	42,309	70,000	*
Caspar Baumhauer (CEO of W.E.T. Automotive Systems AG)	—	—	—
Frithjof Oldorff (COO of W.E.T. Automotive Systems AG)	—	—	—
Thomas Liedl (CFO of W.E.T. Automotive Systems AG)	—	—	—
Barry G. Steele (Vice President of Finance, Chief Financial Officer and Treasurer)	39,701	59,900	*
All executive officers and directors as a group (18 persons), including the above individuals	817,545	532,900	4.0%

*	Less than 1%.
(a)	Includes non-vested restricted shares as follows: Lewis Booth, 1,567 shares; Francois Castaing, 3,554 shares; Sophie Desormière, 3,554 shares; John Devine, 3,554 shares; James Donlon, 3,554 shares; Maurice Gunderson, 3,554 shares; Oscar B Marx, 3,554 shares; Carlos Mazzorin, 3,554 shares; Daniel Coker, 27,500 shares, Barry Steele 21,500 shares; and all executive officers and directors as a group, 134,878 shares.
(b)	In accordance with the rules of the Securities and Exchange Commission, the amounts listed include the number of shares of common stock purchasable pursuant to options that are either currently exercisable or exercisable within 60 days of March 1, 2013.
(c)	In accordance with Rule 13d-3(1), percent of class is determined without consideration of additional shares of common stock that would be issued if the outstanding shares of the Company’s Series C Convertible Preferred Stock were to be converted for, or redeemed in exchange for, shares of common stock, except with respect to each listed party (however, none of the listed parties own any shares of the Company’s Series C Convertible Preferred Stock).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors has adopted, by written board resolution, a policy with respect to proposed related party transactions. In general, it is Gentherm’s policy to submit all proposed related party transactions (those that may require disclosure under Regulation S-K, Item 404) to the Independent Directors (defined below under the heading “Director Independence”) for approval. Only those related party transactions approved by the Independent Directors will be consummated. The policy instructs the Independent Directors only to approve those transactions that are on terms comparable to, or more beneficial to us than, those that could be obtained in arm’s length dealings with an unrelated third party. If an Independent Director has any interest in a related party transaction presented to the Independent Directors for approval, such director is required to abstain from the vote to approve or not approve the transaction. Examples of related party transactions covered by our policy are transactions in which any of the following individuals has or will have a direct or indirect material interest: any of our directors or executive officers, any person who is known to us to be the beneficial owner of more than five percent of our Common Stock, and any immediate family member of one of our directors or executive officers or person known to us to be the beneficial owner of more than five percent of our Common Stock. Transactions that involve all salaried employees generally are not covered by our approval policy. Our policy also requires that all related party transactions be disclosed in our filings with the SEC to the extent required by the SEC’s rules, and that they be disclosed to the full Board of Directors.

Transactions with Related Persons During 2012

During 2009, the following transaction was specifically approved by the Independent Directors pursuant to the above-described related party transaction approval policy but was exempt from disclosure under Regulation S-K, Item 404 because it did not meet the dollar threshold set forth therein: Director Oscar B. Marx’s son, John Marx, was hired as an employee of the Company in a sales position. The Independent Directors, excluding Oscar B. Marx, reviewed and approved the engagement of John Marx and the promotion of John Marx during 2012 to Vice President of Business Planning and Advanced Product Commercialization. The Independent Directors have also reviewed and approved the compensation paid to John Marx each calendar year since 2009. In 2012, total compensation paid to John Marx was approximately $340,000 in cash compensation and 17,500 shares of restricted stock awards. The employment arrangement with John Marx is hereby disclosed as a transaction with a related person under Regulation S-K, Item 404.

There were no other transactions with related persons during 2012.

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in rules promulgated by Nasdaq, the Board of Directors has determined that a majority of the members of the Board of Directors are “Independent Directors” as such term is defined in Nasdaq listing requirements. Specifically, the Board of Directors has determined that Ms. Desormière and Messrs. Booth, Castaing, Devine, Donlon, Gunderson, and Mazzorin each meet such criteria and requirements. The foregoing directors are sometimes referred to herein as the “Independent Directors.”

Under Nasdaq listing requirements, listed companies must have audit committees comprised of at least three members who meet a heightened standard of independence. Upon consideration of the criteria and requirements regarding such heightened standard of independence, the Board of Directors has determined that all three current members of the Audit Committee, Messrs. Booth, Castaing, Devine and Donlon, currently meet such criteria and requirements and are “independent” for such purposes.

The Company’s Nominating Committee is comprised of all of the Independent Directors and the Company’s Compensation Committee is comprised of Ms. Desormière and Messrs. Gunderson and Mazzorin, all of whom are “independent directors” as such term is defined in Nasdaq listing requirements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

It is the Audit Committee’s policy and practice to review and approve in advance all services, audit and non-audit, to be rendered by the Company’s independent auditor. The Audit Committee does not delegate this responsibility or any other committee function to Company management. Fees billed by Grant Thornton LLP for 2012 and 2011 (in thousands), all which were approved by the Audit Committee in accordance with its established policies and procedures, were as follows:

	2012	2011
Audit Fees	$1,007	$705
Audit-Related Fees	120	183
Tax Fees	—	35
All Other Fees	162	454

	$1,289	$1,377

The Company’s independent auditor does not generally provide tax compliance, tax advice and tax planning services to the Company. A separate firm has been engaged by the Company to provide such services. The Other Fees paid to our independent auditor during 2012 relate to an investigation of a potential merger and during 2011 relate to due diligence in connection with the acquisition of W.E.T.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of the Company and report of independent accountants are included in Item 15 of this Annual Report:

2.	Financial Statement Schedule.

The following Schedule to Financial Statements is included herein:

Schedule II — Valuation and Qualifying Accounts.

3.	Exhibits.

The exhibits to this Report are as follows:

Exhibit Number	Description

3.1	Restated Articles of Incorporation (19)

3.2	Amended and Restated Bylaws of the Company (21)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (9)

4.2	Amendment to Rights Agreement, dated as of March 30, 2011, by and between the Company and Computershare Trust Company, N.A. (11)

10.1*	1993 Stock Option Plan (1)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan (2)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan (5)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan (5)

10.3.1*	2006 Equity Incentive Plan (4)

10.3.2*	Amendment to 2006 Equity Incentive Plan (6)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (7)

10.3.4*	Third Amendment to 2006 Equity Incentive Plan (10)

10.3.5*	Fourth Amendment to 2006 Equity Incentive Plan (11)

10.3.6*	Fifth Amendment to 2006 Equity Incentive Plan (16)

10.3.7*	2011 Equity Incentive Plan (12)

Exhibit Number	Description

10.3.8*	First Amendment to 2011 Equity Incentive Plan (16)

10.3.9*	Second Amendment to 2011 Equity Incentive Plan (18)

10.4	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000 (3)

10.4.1	First Amendment to Revenue Sharing Agreement between the Company and Dr. Lon E. Bell dated December 31, 2010 (13)

10.5*	The Executive Nonqualified Defined Benefit Plan of Gentherm Incorporated effective as of April 1, 2008 (8)

10.6	Securities Purchase Agreement dated as of March 30, 2011 by and among the Company and certain institutional investors in the Series C Convertible Preferred Stock (11)

10.7.1	Credit Agreement, dated as of March 30, 2011, by and among the Company, Gentherm Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (11)

10.7.2	First Amendment to Credit Agreement, dated as of April 4, 2011, by and among the Company, Gentherm Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (15)

10.7.3	Second Amendment to Credit Agreement, dated as of August 12, 2011, by and among the Company, Gentherm Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (15)

10.7.4	Third Amendment to Credit Agreement, dated as of October 28, 2011, by and among the Company, Gentherm Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (16)

10.7.5	Fourth Amendment to Credit Agreement, dated as of March 12, 2012, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (18)

10.7.6	Fifth Amendment to Credit Agreement, dated as of December 17, 2012, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (20)

10.7.7	Pledge and Security Agreement, dated as of March 30, 2011, by and among the Company, BSST LLC, ZT Plus, LLC, Gentherm Europe GmbH and Bank of America, N.A. (11)

10.7.8	Parent Guaranty, dated as of March 30, 2011, by the Company and Gentherm Europe GmbH executed in favor of Banc of America Securities Limited, in its capacity as administrative agent (11)

10.7.9	Subordination Agreement by and among the Company, Bank of America, N.A., Kingsbrook Opportunities Master Fund LP, and other buyers parties thereto (11)

10.8	Credit Agreement, dated as of March 30, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (14)

10.8.1	First Amendment to Credit Agreement, dated as of May 31, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (15)

Exhibit Number	Description

10.8.2	Second Amendment to Credit Agreement, dated as of October 11, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (15)

10.8.3	Third Amendment to Credit Agreement, dated as of November 14, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

10.8.4	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

10.8.5	Fifth Amendment to Credit Agreement, dated as of December 17, 2012, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (20)

10.9.1	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff, which consolidates the original agreement and first and second amendments thereto (14)

10.9.2	Third Amendment to Service Agreement between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff.

10.10*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Thomas Liedl (14)

10.11*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Caspar Baumhauer (14)

10.12	Registration Rights Agreement, dated as of February 15, 2013, by and between Gentherm Incorporated and Deutsche Balaton AG (22)

10.13	Balaton Rights Agreement, dated as of February 15, 2013, by and between Deutsche Balaton AG and Gentherm Incorporated (22)

18	Letter re change in accounting principle from Grant Thornton LLP

21	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(2)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 23, 2005 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2009 Annual Meeting of Stockholders and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8 filed on March 31, 2011 and incorporated herein by reference
(12)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2011 Annual Meeting of Stockholders and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed February 17, 2011 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 4, 2011 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2011 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 15, 2012 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2012 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 11, 2012 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed November 5, 2012 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 21, 2012 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 2, 2013 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed February 21, 2013 and incorporated herein by reference.

GENTHERM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash & cash equivalents	$58,152	$23,839
Accounts receivable, less allowance of $2,474 and $1,937, respectively	102,261	82,395
Inventory	53,756	46,344
Derivative financial instruments	160	2,675
Deferred income tax assets	15,006	12,732
Prepaid expenses and other assets	12,809	9,685

Total current assets	242,144	177,670
Property and equipment, net	55,010	44,794
Goodwill	24,729	24,245
Other intangible assets, net of accumulated amortization of $28,575 and $14,137, respectively	95,870	103,806
Deferred financing costs	1,880	2,441
Deferred income tax assets	5,361	13,147
Derivative financial instruments	4,141	—
Other non-current assets	10,062	8,774

Total assets	$439,197	$374,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,508	$42,533
Accrued liabilities	54,157	46,293
Current maturities of long-term debt	17,218	14,570
Derivative financial instruments	3,326	5,101
Deferred tax liabilities	—	3,218

Total current liabilities	117,209	111,715
Pension benefit obligation	5,009	3,872
Other Liabilities	4,540	1,862
Long-term debt, less current maturities	39,734	61,677
Derivative financial instruments	13,245	17,189
Deferred tax liabilities	21,828	23,679

Total liabilities	201,565	219,994
Commitments and contingencies
Series C Convertible Preferred Stock	22,469	50,098
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 29,818,225 and 23,515,571 issued and outstanding at December 31, 2012 and 2011, respectively	166,309	80,502
Paid-in capital	24,120	23,387
Accumulated other comprehensive income	(11,231)	(14,754)
Accumulated deficit	(17,383)	(28,544)

Total Gentherm Incorporated shareholders’ equity	161,815	60,591
Non-controlling interest	53,348	44,194

Total shareholders’ equity	215,163	104,785

Total liabilities and shareholders’ equity	$439,197	$374,877

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Product revenues	$554,979	$369,588	$112,403
Cost of sales	413,052	274,621	79,648

Gross margin	141,927	94,967	32,755
Operating costs and expenses:
Research and development expenses	43,189	30,665	12,712
Reimbursed research and development expenses	(2,239)	(932)	(2,269)

Net research and development expenses	40,950	29,733	10,443
Acquisition transaction expenses	—	5,316	—
Selling, general and administrative expenses	64,919	42,110	10,955

Total operating costs and expenses	105,869	77,159	21,398

Operating income	36,058	17,808	11,357
Interest income (expense)	(4,136)	(3,511)	25
Debt retirement expense	—	(1,160)	—
Revaluation of derivatives	(2,292)	(6,118)	—
Foreign currency gain	2,201	9,207	—
Loss from equity investment	(82)	(243)	(119)
Other income (loss)	923	(114)	145

Earnings before income tax	32,672	15,869	11,408
Income tax expense	8,351	4,666	2,609

Net income	24,321	11,203	8,799
(Income) loss attributable to non-controlling interest	(6,449)	(1,545)	649

Net income attributable to Gentherm, Inc.	17,872	9,658	9,448
Convertible preferred stock dividends	(6,711)	(8,228)	—

Net income attributable to common shareholders	$11,161	$1,430	$9,448

Basic earnings per share	$0.39	$0.06	$0.44

Diluted earnings per share	$0.39	$0.06	$0.42

Weighted average number of shares — basic	28,353	22,606	21,717

Weighted average number of shares — diluted	28,862	23,455	22,496

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net Income	$24,321	$11,203	$8,799
Other comprehensive income (loss), net of tax:
Net loss on pension benefit obligation	(1,032)	(86)	(60)
Foreign currency translation adjustments	5,346	(19,203)	94
Unrealized loss on interest rate derivative securities	(18)	(206)	—
Tax effect	301	—	—

Other comprehensive income (loss), net of tax:	$4,597	$(19,495)	$34

Comprehensive income (loss):	28,918	(8,292)	8,833

Less: comprehensive income (loss) attributable to the non-controlling interest	7,523	(3,103)	(649)

Comprehensive income (loss) attributable to Gentherm Incorporated:	$21,395	$(5,189)	$9,482

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Paid-in Capital	Accumulated Deficit	Loss on Pension Benefit Obligation	Currency Translation Adjustment	Currency Hedge Adjustment	Total Gentherm Equity	Non- Controlling Interest	Total
	Shares	Amount
Balance at December 31, 2009	21,486	$61,971	$23,986	$(39,422)	$(24)	$83	$—	$46,594	$(484)	$46,110
Exercise of Common Stock options for cash	548	3,160	(722)	—	—	—	—	2,438	—	2,438
Common Stock issued to employees and consultants	3	17	—	—	—	—	—	17	—	17
Stock option compensation	—	—	1,275	—	—	—	—	1,275	—	1,275
Purchase of non-controlling interest	—	—	(4,513)	—	—	—	—	(4,513)	1,133	(3,380)
Net loss on pension benefit obligation	—	—	—	—	(60)	—	—	(60)	—	(60)
Currency translation	—	—	—	—	—	94	—	94	—	94
Net income	—	—	—	9,448	—	—		9,448	(649)	8,799

Balance at December 31, 2010	22,037	$65,148	$20,026	$(29,974)	$(84)	$177	$—	$55,293	$—	$55,293
Exercise of Common Stock options for cash	572	4,663	(1,317)	—	—	—	—	3,346	—	3,346
Tax benefit from Exercises of Common Stock options	—	—	3,275	—	—	—	—	3,275	—	3,275
Common Stock issued to employees and consultants	40	669	—	—	—	—	—	669	—	669
Stock option compensation	—	—	1,403	—	—	—	—	1,403	—	1,403
Convertible preferred stock dividends	—	—	—	(8,228)	—	—	—	(8,228)	—	(8,228)
Preferred stock principal paid in common stock	672	7,780	—	—	—	—	—	7,780	—	7,780
Preferred stock dividend paid in common stock	194	2,242	—	—	—	—	—	2,242	—	2,242
Purchase of W.E.T. Automotive AG	—	—	—	—	—	—	—	—	46,122	46,122
Proceeds from subsidiary issuance of equity shares	—	—	—	—	—	—	—	—	1,175	1,175
Net loss on pension benefit obligation	—	—	—	—	(86)	—	—	(86)	—	(86)
Currency translation	—	—	—	—	—	(14,555)	—	(14,555)	(4,648)	(19,203)
Currency hedge	—	—	—	—	—	—	(206)	(206)	—	(206)
Net income	—	—	—	9,658	—	—		9,658	1,545	11,203

Balance at December 31, 2011	23,515	$80,502	$23,387	$(28,544)	$(170)	$(14,378)	$(206)	$60,591	$44,194	$104,785
Public stock offering	5,290	75,532	—	—	—	—	—	75,532	—	75,532
Exercise of Common Stock options for cash	177	1,035	(261)	—	—	—	—	774	—	774
Tax benefit from Exercises of Common Stock options			171					171	—	171
Common Stock issued to Board of Directors and employees	155	429	—	—	—	—	—	429	—	429
Stock option compensation	—	—	823	—	—	—	—	823	—	823
Convertible preferred stock dividends	—	—	—	(6,711)	—	—	—	(6,711)	—	(6,711)
Preferred stock principal paid in common stock	601	7,780	—	—	—	—	—	7,780	—	7,780
Preferred stock dividend paid in common stock	80	1,031	—	—	—	—	—	1,031	—	1,031
Proceeds from subsidiary issuance of equity shares	—	—	—	—	—	—	—	—	1,921	1,921
Distribution paid to non-controlling interest	—	—	—	—	—	—	—	—	(290)	(290)
Net loss on pension benefit obligation	—	—	—	—	(1,032)	—	—	(1,032)	—	(1,032)
Currency translation	—	—	—	—	—	4,272	—	4,272	1,074	5,346
Tax effect	—	—	—	—	—	301	—	301	—	301
Currency hedge	—	—	—	—	—	—	(18)	(18)	—	(18)
Net income	—	—	—	17,872	—	—	—	17,872	6,449	24,321

Balance at December 31, 2012	29,818	$166,309	$24,120	$(17,383)	$(1,202)	$(9,805)	$(224)	$161,815	$53,348	$215,163

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities:
Net income	$24,321	$11,203	$8,799
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,627	23,282	1,298
Deferred income tax expense (benefit)	789	(599)	1,563
Loss on revaluation of derivatives	167	6,118	—
Debt extinguishment expenses	—	960	—
Stock compensation	1,252	2,073	1,275
Loss on sale of property, plant & equipment	555	35	—
Provision for doubtful accounts	533	1,241	253
Defined benefit plan expense	50	266	251
Excess tax benefit from equity awards	(171)	(3,257)	—
(Gain) Loss from equity investment	82	243	22
Changes in operating assets and liabilities:
Accounts receivable	(18,367)	(12,639)	(4,615)
Inventory	(5,847)	(4,624)	(4,285)
Prepaid expenses and other assets	(3,228)	1,937	(255)
Accounts payable	1,788	4,722	5,053
Accrued liabilities	4,314	3,266	2,094

Net cash provided by operating activities	36,865	34,227	11,453
Investing Activities:
Purchases of derivative financial instruments	(7,787)	—	—
Purchases of short-term investments	—	—	(11,612)
Sales and maturities of short-term investments	—	9,761	8,555
Purchase of non-controlling interest	—	—	(3,380)
Investment in subsidiary, net of cash acquired	—	(113,432)	(1,500)
Equity investment	—	(491)	97
Loan to equity investment	(590)	(860)	—
Cash invested in corporate owned life insurance	(265)	(266)	(266)
Purchase of property and equipment	(26,793)	(10,636)	(957)
Patent Costs	—	(37)	(17)
Proceeds from the sale of property and equipment	40	—	—

Net cash used in investing activities	(35,395)	(115,961)	(9,080)
Financing Activities:
Distribution paid to non-controlling interest	(290)	—	—
Cash paid for financing costs	(264)	(4,493)	—
Borrowing of Debt	3,326	138,168	—
Repayments of Debt	(22,953)	(110,775)	—
Proceeds from public offering of common stock	75,532	—	—
Proceeds from the sale of Series C Convertible Preferred Stock	—	61,403	—
Proceeds from the sale of embedded derivatives	—	2,610	—
Excess tax benefit from equity awards	171	3,257	—
Proceeds from sale of W.E.T. equity to non-controlling interest	1,921	1,175	—
Redemption of Series C Preferred Stock	(25,740)	(7,780)	—
Series C Preferred Stock Holders dividend	—	(1,362)	—
Proceeds from the exercise of Common Stock options	774	3,345	—
Proceeds from sale of common stock, net of cash expenses	—	—	2,438

Net cash used in financing activities	32,477	85,548	2,438

Foreign currency effect on cash and cash equivalents	366	(6,559)	96
Net (decrease) increase in cash and cash equivalents	34,313	(2,745)	4,907
Cash and cash equivalents at beginning of period	23,839	26,584	21,677

Cash and cash equivalents at end of period	$58,152	$23,839	$26,584

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,545	$3,963	$52

Cash paid for taxes	$8,445	$5,322	$182

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock for Series C Preferred Stock redemption	$7,780	$7,780	$—

Issuance of Common Stock for Series C Preferred Stock dividend	$1,031	$2,242	$—

Common stock issued to directors and employees	$429	$669	$17

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — The Company

Gentherm Incorporated is a leading supplier of thermal seat comfort and cable systems to the global automotive industry. Unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated. The term “historical Gentherm” used herein excludes W.E.T. Automotive Systems AG (“W.E.T.”), a subsidiary of Gentherm, Inc. See Note 3 regarding the acquisition of W.E.T. The Company performs design, development and manufacturing functions in locations aligned with our major customers’ product strategies in order to continue to grow and expand our business around the globe. We are working to expand application of our existing technologies into new markets and products and to develop and refine new technologies to make our existing products more efficient.

Historical Gentherm’s primary business is the sale of the Climate Control SeatTM (“CCSTM or “CCS”) products to automobile and light truck original equipment manufacturers or their tier one suppliers. CCS provides year-round comfort to automotive seat occupants through both heating and cooling functions.

Since the initial introduction of CCS we have introduced new designs that incorporated improvements in electrical efficiency, size, weight, noise and versatility. These include our Micro Thermal Module™ (“MTM™” or “MTM”) technology, our CCS II configuration, and a heated and ventilated only variant of the CCS (“HV”). The HV relies on the use of ambient cabin air to provide cooling comfort instead of a thermo electric device (“TED”), like that found on our MTM and CCS II products. Further improvements in engineering design are currently in development and are expected to be introduced on future vehicle models.

The Company has also introduced an automotive heated and cooled cup holder and a heated and cooled suite of luxury mattresses to its product portfolio based on technology similar to that of the CCS system. The cup holder has been designed to be packaged in multiple configurations to accommodate different console environments. In addition to requiring low power consumption, it has proven automotive grade ruggedness, high reliability and drink retention features.

The Company is also engaged in a program to improve the efficiency of TEDs and to develop, market and distribute new products based on this technology. Included in this initiative is the development and testing of new materials that show increased thermoelectric efficiency.

On October 1, 2010 we formed Gentherm Europe, GmbH (“Gentherm Europe”) and opened a technical support office in Augsburg, Germany, to provide design initiatives, product development, application engineering and prototype builds in support of European sales.

As described in Note 3, the Company acquired a majority interest in W.E.T., a German publicly-traded company based in Odelzhausen, Germany on May 16, 2011. W.E.T. was established in 1968 and currently employs over 6,000 individuals at 14 locations. W.E.T.’s customers include passenger car OEMs, commercial vehicle OEMs and Tier 1 seat manufacturers.

W.E.T.’s major product categories include automotive seat comfort systems and specialized automotive cable systems. The automotive seat comfort systems category includes automotive seat heaters, climate comfort systems (similar to Gentherm’s climate controlled seat technology) for automotive seats, automotive steering wheel heater systems and integrated electronic components. The specialized automotive cable systems category includes ready-made wire harnesses and related wiring products. W.E.T. has been a manufacturer in the seat comfort segment since 1973.

Note 1 — The Company (Continued)

While W.E.T.’s primary focus is on automotive original equipment markets, W.E.T. also offers product solutions to other customer groups, namely customer groups related to seat heating equipment for the automotive aftermarket, ski lifts and sports stadiums. These operations complement W.E.T.’s automotive seat comfort products, particularly in seat climate comfort systems in which ventilation systems are an integral part of the final product. Furthermore, W.E.T.’s customer base for other products extends beyond the automotive industry to the telecommunications and information technology industries.

W.E.T. maintains a global operational structure with manufacturing sites close to its key customers. W.E.T.’s European operations are primarily concentrated around its headquarters and customer service center in Odelzhausen, as well as its Hungarian and Ukrainian sites. W.E.T. operates four sites in North America, a customer service and research center located in Windsor, Canada, a warehouse facility located in Del Rio, Texas and two production sites located in Acuña, Mexico. In Asia, W.E.T. operates a low-cost production facility including customer service and research and development functions in Langfang, China and maintains representative offices in Seoul, South Korea and Tokyo, Japan. W.E.T.’s China operation was established in 2003 and serves the South Korean, Japanese, Chinese and certain European markets.

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation

Consolidation

The consolidated financial statements at December 31, 2011 and 2012, reflect the consolidated financial position and consolidated operating results of the Company, W.E.T., Gentherm Europe GmbH and Gentherm Asia Pacific Inc. The consolidated financial statement at December 31, 2010 reflect the consolidated financial position and consolidated operating results of the Company, Gentherm Europe GmbH and Gentherm Asia Pacific Inc. Intercompany accounts have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). From December 31, 2010 to December 31, 2012, the FDIC provided temporary unlimited deposit insurance. As of January 1, 2013, substantially all of the Company’s cash was uninsured.

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

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Accrued Warranty Costs

The Company recognizes an estimated cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on estimates of future failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period:

	December 31,
	2012	2011
Balance at beginning of year	$8,487	$1,261
Assumed warranty from W.E.T. at acquisition	—	6,979
Warranty claims paid	(347)	(81)
Expense	215	551
Adjustment due to currency translation	233	(223)

Balance at end of year	$8,588	$8,487

Concentration of Credit Risk

Financial instruments, which subject the Company to concentration of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. Cash equivalents consist of money market funds managed by major financial services companies. The credit risk for these cash equivalents is considered limited. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectability and does not require collateral. As of December 31, 2012 JCI, Lear and Magna comprised 26%, 18% and 7% respectively, of the Company’s accounts receivable balance. As of December 31, 2011 Lear, JCI and Magna comprised 23%, 23%, and 8% respectively, of the Company’s accounts receivable balance. These accounts are currently in good standing.

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

	December 31,
	2012	2011
Balance at beginning of year	$1,127	$572
Expense	1,307	532
Inventory write off	(215)	(10)
Adjustment due to currency translation	(34)	33

Balance at end of year	$2,185	$1,127

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

Depreciation and amortization are computed using the straight-line method. The estimated useful lives of the Company’s property and equipment are as follows:

Asset Category	Useful Life
Plant and Equipment	2 to 20 years
Computer equipment and software	1 to 10 years
Leasehold improvements	Shorter of estimated life or term of lease
Production tooling	Estimated life of tool (2 to 5 years)
Buildings	5 to 50 years
Capital Leases	Shorter of useful life or term of lease
Furniture, fixtures and fittings	1 to 15 years

The Company recognized depreciation expense of $14,298, $8,954 and $1,148 for the three years ending December 31, 2012, 2011 and 2010, respectively.

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

Our business strategy largely centers on designing products based upon internally developed and licensed technology. When possible, we protect these technologies with patents. During the fourth quarter 2012, we changed our method of accounting for costs, all of which were external, associated with the application for patents. Prior to the change we capitalized the external legal and filing fees associated with new patent applications in addition to the cost of purchased patents. These costs were then amortized on a straight-line basis over their estimated economic useful lives which ranged from 4 to seventeen years. Under the new method, external legal costs are expensed as incurred and classified as research and development expenses in our consolidated statement of operations. We believe that this change is preferable because it will result in consistent treatment for all costs, that is, under our new method both internal and external costs associated with the application for patents are expensed as incurred. In addition, the change will provide a better comparison with our industry peers. Costs associated with the purchase of patents and patent rights, including those acquired in conjunction with a business combination, will continue to be capitalized as before. The change reduced operating income by $1,007, $1,073 and $774 for the three years ending December 31, 2012, 2011 and 2010, respectively. Basic and fully diluted earnings per share was reduced by $0.02, $0.03 and $0.02 for the three year ending December 31, 2012, 2011 and 2010, respectively.

We periodically review the recoverability and remaining life of our capitalized patents based upon market conditions, competitive technologies and our projected business plans. Change in these conditions could materially impact the carrying value for our capitalized patents.

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

On September 14 2012, W.E.T. purchased the rights and ownership of certain intellectual property from Johnson Controls for $7,000. The purchased intellectual property, used in the development and manufacturing of W.E.T.’s active cool seat comfort technology, has a useful life of seven years. Amortization of the purchased intellectual property will be recognized on a straight-line basis, of which approximately $285 was amortized during 2012.

A total of $2,522 in capitalized patent costs was amortized in 2012.

An estimate of total intangible asset amortization by year, including the aforementioned Johnson Control patents and those obtained through the acquisition of W.E.T., is as follows:

2013	15,917
2014	15,066
2015	13,618
2016	12,444
2017	11,296
Thereafter	27,363

Gentherm also has $166 of indefinite-lived trademark assets included in other intangible assets on our consolidated balance sheet as of December 31, 2012.

Impairments of Long-Lived Assets, Other Intangible Assets and Goodwill

Whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable, the Company will compare the carrying amount of the asset to the recoverable amount of the asset. The recoverable amount is defined as the greater of the asset’s fair value less costs to sell or its value in use. An impairment loss is recognized if the carrying amount of an asset exceeds the recoverable or fair value amount. An assessment of fair value could utilize quoted market prices, fair value appraisals, management forecasts or discounted cash flow analyses. No such triggering events occurred during the periods ended December 31, 2012, 2011 and 2010, respectively.

On an annual basis and at interim periods when circumstances require, the Company tests the recoverability of its goodwill. The goodwill test utilizes a two-step analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows, excluding any financing costs or dividends, generated by each reporting unit. The Company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the company’s reporting units. An impairment of goodwill from the acquisition of W.E.T. did not occur during the periods ending December 31, 2012 and 2011, respectively.

Product Revenues

Revenue from the sale of goods is recognized when the significant risks and rewards of ownership of the goods have been transferred to the buyer, the price can be measured reliably, recovery of consideration is probable and costs incurred or to be incurred from the transaction can be reasonably estimated. The Company sells its products under purchase order contracts issued by its customers. These contracts involve the sale of goods at fixed prices and provide for related transfer of ownership risk to the customer upon shipment from the

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Company’s warehouse location or in some cases upon receipt of the goods at the customers facility. Payment terms of these contracts range from 30 to 120 days from the date of shipment. The Company does not extend cash discounts for early payment.

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

Tooling

The Company incurs costs related to tooling used in the manufacture of products sold to its customers. In some cases, the Company enters into contracts with its customers whereby the Company incurs the costs to design, develop and purchase tooling and is then reimbursed by the customer under a reimbursement contract. Tooling costs that will be reimbursed by customers are included in prepaid expenses and other current assets at the lower of accumulated cost or the customer reimbursable amount. Approximately $1,878 and $1,140 of reimbursable tooling was capitalized within prepaid expenses and other current assets as of December 31, 2012 and 2011, respectively. Company-owned tooling is included in property and equipment and depreciated over its expected useful life, generally two to five years. Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions, where appropriate, for tooling costs that will not be recovered.

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

Derivative financial instruments — hedge accounting

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

Stock Based Compensation

Share-based payments to employees, including grants of employee stock options are recognized in the financial statements as compensation expense based upon the fair value on the date of grant. The Company’s stock option compensation expense and related deferred tax benefit were $823 and $301, respectively, for the year ended December 31, 2012, $1,403 and $427, respectively, for the year ended December 31, 2011, and $1,275 and $259, respectively, for the year ended December 31, 2010.

Non-Controlling Interests

Effective January 1, 2009 we adopted ASC 810 “Consolidation”, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest in a gain or loss when a subsidiary is deconsolidated. ASC 810 requires that a non-controlling interest, previously referred to as a minority interest, be reported as part of equity in the Consolidated Financial Statements and that losses be allocated to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. Non-controlling interest reported in the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Equity for the periods ended December 31, 2012 and 2011 represent the 24.08% and 24.12%, respectively of W.E.T.’s outstanding voting stock not acquired in share purchases.

At the first annual meeting of shareholders of W.E.T. following our acquisition, held on August 16, 2011, the shareholders of W.E.T. approved an arrangement by which Gentherm Europe will take management control of W.E.T. and will directly receive W.E.T.’s annual profits and absorb W.E.T.’s annual losses, subject to certain conditions and obligations of Gentherm Europe. Such an arrangement (a “Domination and Profit and Loss Transfer”) is somewhat unique to German law and is subject to the terms and conditions applicable thereto under German law. Due to litigation filed in opposition to the Domination and Profit and Loss Transfer, registration of the Domination and Profit and Loss Transfer did not occur until February 22, 2013.

Under the Domination and Profit and Loss Transfer arrangement: (1) Gentherm Europe will absorb all annual losses incurred by W.E.T., (2) for as long as the Domination and Profit and Loss Transfer remains in effect, the minority shareholders of W.E.T. will be guaranteed a recurring, annual payment (the “Guaranteed Compensation”) of EUR 3.71 per share, subject to statutory taxes and deductions, resulting in a net payment of EUR 3.17 per share, and (3) the minority shareholders of W.E.T. can elect to forego the Guaranteed Compensation and instead tender their shares to Gentherm Europe (the “Tender Option”) for a one-time cash payment of EUR 44.95 per share provided that the Tender Option can only be exercised during the two month period after the registration of the Domination and Profit and Loss Transfer is completed, and further provided that Gentherm has agreed to increase this payment to EUR 85.00 per share in connection with the settlement of the litigation in opposition to the Domination and Profit and Loss Transfer. The Domination and Profit and Loss Transfer has an indefinite term, but can be terminated by Gentherm Europe or W.E.T. anytime after five years from the effective date.

For the period ended December 31, 2010, a 15% percent non-controlling interest in Gentherm’s former subsidiary BSST, now Advanced Technology, was held by former BSST President and CEO Dr. Lon Bell.

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Subsequent Events

On February 15, 2013, historical Gentherm acquired 442,253 shares in W.E.T., representing approximately 14% of the total outstanding shares in W.E.T., through a transaction agreement with W.E.T.’s largest minority shareholder. The Company paid 3,300,000 shares of Gentherm common stock and cash payments of €5,408, or $7,247, for these shares. We have since acquired an additional 300,651 shares in W.E.T., pushing our total ownership interest in W.E.T. to approximately 99%. These additional shares were purchased at a price €85 per share for a total of €25,556, or $34,245. Gentherm borrowed an additional $43,429 from the US Bank of America credit facility in connection with the purchase of these shares.

Note 3 — W.E.T. Acquisition

As described in Note 1, W.E.T develops, manufactures and distributes thermal comfort systems, interior equipment and specialized cable systems used in automobile seats and other automotive and electronic applications in the automotive industry.

On May 16, 2011, the Company completed the previously announced acquisition of W.E.T. through our wholly-owned subsidiary, Gentherm Europe. A total of 2,316,175 shares, representing 76.19 percent of the outstanding voting stock of W.E.T., were tendered to Gentherm in response to Gentherm’s tender offer of €40 per share. An additional 2,903 shares were tendered at the same price on May 26, 2011 pursuant to an additional acceptance period of the tender offer bringing the total percentage acquired to 76.28. The total purchase price for the acquisition was €92,763, or $130,889, in cash plus the assumption of €36,322, or $51,570, in debt obligations less €12,372, or $17,457, in cash acquired. In August 2011, W.E.T. sold 16,305 of W.E.T. AG treasury shares to an independent third party buyer at a price of €50 per share, or approximately $67.97 per share.

On May 16, 2012, W.E.T. AG sold all 143,683 remaining treasury shares to existing shareholders, on a pro-rata basis, for €44.95 per share. Shares that were not purchased were offered to the other shareholders that exceeded their pro-rata allocation to purchase treasury shares. Gentherm purchased 110,325 W.E.T. AG treasury shares for approximately $6,400. During 2012, Gentherm acquired an additional 2,660 shares of W.E.T on the open market. As of December 31, 2012, Gentherm’s total percentage ownership in W.E.T. AG was 76 percent.

Prior to the acquisition, Gentherm and W.E.T. were engaged in lawsuits concerning intellectual property. These lawsuits were settled upon consummation of the acquisition. No gain or loss for the lawsuit was recorded in conjunction with the W.E.T. acquisition.

Goodwill

We recorded goodwill from the acquisition of W.E.T. Automotive Systems AG. It is estimated that none of the goodwill recognized will be deductible for income tax purposes. A roll forward of goodwill from the acquisition date May 16, 2011 to December 31, 2012 is as follows:

May 16, 2011	$24,922
Purchase price allocation adjustment	1,506
Exchange rate impact	(2,183)

December 31, 2011	$24,245
Exchange rate impact	(484)

December 31, 2012	$24,729

Note 3 — W.E.T. Acquisition (Continued)

Purchase Price Allocation

The purchase price of approximately $130,889, net of cash acquired of $17,457, has been allocated to the values of assets acquired and liabilities assumed as of May 16, 2011. The allocation is as follows:

Accounts receivable	$57,470
Inventory	38,560
Derivative financial instruments	5,862
Deferred income tax assets	20,523
Assets held for sale	10,462
Order backlog	3,073
Prepaid expenses and other assets	8,870
Property and equipment	37,520
Customer relationships	82,823
Technology	23,092
Product development costs	17,859
Goodwill	26,428
Other non-current assets	1,524
Assumed liabilities	(122,942)
Non-controlling interest	(46,122)
Assumed debt obligations	(51,570)

Net assets acquired	113,432
Cash acquired	17,457

Purchase price	$130,889

The gross contractual amount due of accounts receivable is $59,438 of which $1,968 is expected to be uncollectible.

Note 4 — Details of Certain Financial Statement Components

	December 31,
	2012	2011
Inventory:
Raw materials, net of reserve	$28,279	$29,073
Work in process, net of reserve	2,461	2,497
Finished goods, net of reserve	23,016	14,774

	$53,756	$46,344

Property and equipment:
Buildings, plant and equipment	$49,259	$39,408
Automobiles	398	347
Production tooling	8,393	6,050
Leasehold improvements	3,390	2,658
Computer equipment and software	11,293	8,849
Construction in progress	6,909	1,350

	79,642	58,662
Less: Accumulated depreciation*	(24,632)	(13,868)

	$55,010	$44,794

Other intangible assets:
Customer relationships	$77,499	$75,980
Order backlog	—	2,819
Technology	30,283	22,807
Product development costs	16,663	16,337

	$124,445	$117,943
Less: Accumulated amortization	(28,575)	(14,137)

	$95,870	$103,806

Accrued liabilities:
Tax accruals	$8,309	$8,843
Accrued warranty	8,588	8,487
Accrued employee liabilities	11,183	7,991
Liabilities from discounts and rebates	3,977	7,392
Other accrued liabilities	22,100	13,580

	$54,157	$46,293

*	Includes accumulated amortization of capital lease obligations.

Note 5 — Income Taxes

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following:

	December 31,
	2012	2011
Deferred tax assets:
Derivative financial instruments	$5,765	$6,350
Net operating losses	2,929	7,786
Research and development credits	2,916	6,346
Depreciation	2,251	1,951
Valuation reserves and accrued liabilities	3,062	2,305
Foreign tax credit	1,775	—
Stock compensation	1,316	1,021
Inventory	723	438
Patents	654	715
Defined benefit obligation	585	410
Other credits	429	890
Capital lease obligations	370	993
Other	288	926

	23,063	30,131
Valuation allowance	(2,199)	(3,702)

Deferred tax liabilities:
Intangible assets	(18,948)	(23,680)
Unrealized foreign currency exchange gains	(2,069)	(2,165)
Undistributed profits of subsidiary	(359)	(518)
Accounts receivable	(4)	(335)
Property and equipment	(220)	(202)
Other	(725)	(547)

	(22,325)	(27,447)

Net deferred tax asset (liability)	$(1,461)	$(1,018)

Reconciliations between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2012 are as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory Federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
U.S. Taxes on foreign income, net of taxes paid credit	4.5%	—	—
NOL’s recognized upon change in tax law	(2.9%)	—	—
Domestic and foreign state and local tax, net of federal benefit	3.7%	7.2%	2.7%
Nondeductible expenses	1.6%	2.8%	0.7%
Nondeductible acquisition transaction expenses	—	5.0%	—
Withholding taxes	—	1.7%	—
Nondeductible stock option compensation	—	0.5%	2.5%
Research and development credits	(5.3%)	(6.9%)	(3.6%)
Effect of different tax rates of foreign jurisdictions	(10.5%)	(3.2%)	—
Nontaxable derivative gains	—	(5.2%)	—
Other tax exempt income	(0.5%)	(8.5%)	—
Reverse valuation allowance on Federal NOLs	—	—	(13.5%)
Other	1.0%	2.0%	—

Effective rate	25.6%	29.4%	22.8%

Note 5 — Income Taxes (Continued)

The Company has Net Operating Loss (“NOL”) carryforwards as follows:

Jurisdiction	Amount as of December 31, 2012	Years of Expiration
U.S. Federal income tax	$10,165	2012 - 2023
State income taxes	$4,002	2014 - 2016

All of the U.S. Federal NOLs were incurred prior to the June 8, 1999 Preferred Financing, which qualified as a change in ownership under Section 382 of the Internal Revenue Code (“IRC”). Due to this change in ownership, the NOL accumulated prior to the change in control can only be utilized against current earnings up to a maximum annual limitation of approximately $591. As a result of the annual limitation, approximately, $6,025 remaining of these carryforwards are expected to expire before ultimately becoming available to reduce future tax liabilities in addition to $13,324 in NOL’s generated prior to the change in control which have already expired without being utilized. Consequently, the related valuation allowance decreased by $1,503 during 2012. During 2010, we completed a study related to the 1999 change in control limitation amount and determined that an additional $4,044 NOL’s subject to the limitation were utilizable during 2010. We reversed the portion of the valuation allowance related to this adjustment totaling $1,375. A second change in control took place on September 22, 2006 when an accumulation of trades of the Company’s Common Stock by certain of the Company’s large shareholders exceeded a three year cumulative amount of 50% of the Company’s total Common Stock outstanding. The resulting annual change in control limitation of approximately $8,135 did not have an impact on the utilization of the amounts of the NOLs subject to this limitation.

Since our NOLs offset our current federal tax liability, we do not recognize for book purposes deductions allowed for stock option exercises in excess of that recorded for book purposes. As such, our deferred tax asset for book purposes related to NOLs is less than the actual NOL available. During 2011, our taxable income exceeded the remaining amount of NOLs recorded for book purposes representing a benefit attributable to deductions taken for tax purposes on stock option exercises. We recorded this benefit which totaled $171 and $3,275 for 2012 and 2011, respectively, directly to paid-in capital.

The earning before for income taxes and our tax provision are comprised of the following:

	Year Ended December 31,
	2012	2011	2010
Income before income taxes:
Domestic	$3,735	$12,223	$10,823
Foreign	28,937	3,646	585

Total income before income taxes	$32,672	$15,869	$11,408

	Year Ended December 31,
	2012	2011	2010
Current income tax expense:
Federal	$511	$213	$298
State and local	(311)	(242)	638
Foreign	7,362	5,294	110

Total current income tax expense	$7,562	$5,265	$1,046

Deferred income tax expense (benefit):
Federal	$1,834	$2,378	$1,847
State and local	348	182	(284)
Foreign	(1,393)	(3,159)	—

Total deferred income tax expense	$789	$(599)	$1,563

Total tax expense	$8,351	$4,666	$2,609

Note 5 — Income Taxes (Continued)

The Company’s earnings outside the US are permanently reinvested. With respect to the German operations all amounts are permanently reinvested other than the earnings of certain jurisdictions for which deferred income taxes have been provided. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

The American Taxpayer Relief Act of 2012 (“the Act”) was signed into law on January 2, 2013. The Act retroactively restored the research and development credit and certain exemptions under the foreign income tax rules. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company’s U.S. federal taxes for 2012, a benefit of approximately $1.3 million will be recognized in 2013.

The Company is subject to U.S. federal income tax as well as income tax in multiple foreign and state jurisdictions. During 2010, the Internal Revenue Service (“IRS”) completed a review of our 2007 and 2008 Federal Income Tax Returns. Our 2010 and 2011 Federal tax returns are currently under audit. No state tax returns are currently under examination.

The reconciliation of the beginning and ending amount of unrecognized tax benefits that would favorably affect the effective income tax rate in the future periods is as follows:

	Year Ended December 31,
	2012	2011
Balance at beginning of year	$1,678	$500
Additions based on tax position related to current year	67	63
Additions based on tax positions related to prior year	413	—
Amount acquired with W.E.T Acquisition	—	1,216
Effect of foreign currency translation	33	(101)

Balance at end of year	$2,191	$1,678

Note 6 — Debt

On March 30, 2011, we and our subsidiary, Gentherm Europe, entered into a credit agreement with a syndicate of banks led by Bank of America (the “US Bank of America credit facility”) and W.E.T. and W.E.T. Automotive Systems Ltd., a Canadian corporation wholly owned by W.E.T., entered into a credit facility with the same syndicate of banks (the “W.E.T. Bank of America credit facility”). We cancelled our then existing credit facility with Comerica Bank. The W.E.T. Term Note proceeds were used to repay then existing W.E.T. senior indebtedness.

The US Bank of America credit facility provided two term notes (referred to as the “US Term Note and Europe Term Note”) and a revolving line of credit note (“US Revolving Note”). The W.E.T. Bank of America credit facility provided W.E.T. with a term note (“W.E.T. Term Note”) and a revolving line of credit note (“W.E.T. Revolving Note”).

On March 30, 2012, the Company entered into the fourth amendment to the US Bank of America credit facility. This amendment removed the requirement that previously obligated Gentherm to make prepayments on its outstanding indebtedness equal to the net proceeds received from the sale of Gentherm common stock in excess of the future obligations owed to the holders of Gentherm’s Series C Convertible Preferred Stock. This amendment permits Gentherm to retain any such excess amounts for general corporate purposes.

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

Note 6 — Debt (Continued)

On December 17, 2012, Gentherm, Gentherm Europe, W.E.T. and the syndicate of banks led by Bank of America entered into amendments of the US Bank of America the W.E.T. Bank of America credit facilities. The US Bank of America credit facility amendment extended both the availability period for draws and the start of the repayment period under the Europe Term Note from January 1, 2013 to June 30, 2014, as well as increased the amount available under the US Revolving Note from $25,000 to $30,000. The W.E.T. Bank of America credit facility amendment increased the amount available under the W.E.T. Revolving Note from €10,000 to €20,000.

The US Term Note and Europe Term Note are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 10% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Term Note is subject to quarterly principal payments totaling 20% annually. With the exception of the Europe Term Note, whose availability period for draws has been extended by 18 months, principal outstanding under the US Term Note and US Revolving Note and W.E.T. Bank of America credit facility will be due and payable in full on March 30, 2016. The Europe Term Note will be due and paid in full on September 30, 2018. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.20% – 0.40% at December 31, 2012) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”), which varies based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. The base rate is equal to the highest of the Federal Funds Rate (0.09% at December 31, 2012) plus 0.5%, Bank of America’s prime rate (3.25% at December 31, 2012), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period was 1.75% for Eurocurrency Rate Loans and 0.75% for Base Rate Loans.

No amounts were outstanding under either the US Revolving Note or the W.E.T. Revolving Note as of December 31, 2012 and $29,550 and €20,000 were available under each note, respectively. Gentherm also has an outstanding Letter of Credit of $450,000 as of December 31, 2012.

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

As of December 31, 2012, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility, the W.E.T. Bank of America credit facility and the Bank of China loan.

The following table summarizes the Company’s debt at December 31, 2012.

	Interest Rate	Principal Balance
US Term Note	2.06%	$29,312
Europe Term Note	1.8%	4,476
W.E.T. Term Note	2.0%	18,852
Bank of China	6.9%	3,172
Capital Leases	5.5%	1,140
Total debt		56,952

Current portion		(17,218)

Long-term debt, less current maturities		$39,734

Note 6 — Debt (Continued)

The following table summarizes the Company’s debt at December 31, 2011.

	Interest Rate	Principal Balance
US Term Note	3.58%	$33,250
Europe Term Note	4.32%	4,389
W.E.T. Term Note	4.09%	34,903
Capital Leases	5.5%	3,705
Total debt		76,247

Current portion		(14,570)

Long-term debt, less current maturities		$61,677

The scheduled principal maturities of our debt as of December 31, 2012 are as follows:

Year	US Term Note	Europe Term Note	W.E.T. Term Note	Bank of China	Capital Leases	Total
2013	$4,812	$—	$8,094	$3,172	$1,140	$17,218
2014	5,687	542	6,538	—	—	12,767
2015	6,563	558	2,813	—	—	9,934
2016	12,250	3,376	1,407	—	—	17,033

Total	$29,312	$4,476	$18,852	$3,172	$1,140	$56,952

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

Note 7 — Series C Convertible Preferred Stock (Continued)

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

The Series C Convertible Preferred Stock is to be redeemed in nine equal quarterly installments beginning on September 1, 2011 and ending on September 1, 2013 (each, an “Amortization Date”) by paying cash, issuing shares of our Common Stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends. Total Series C Convertible Preferred Stock installments made during the twelve month period ended December 31, 2012 is as follows:

	Installment Payment	Cash	Stock ($)	Stock (shares)
Dividend	$3,431	$2,400	$1,031	80,169
Principal	31,120	23,340	7,780	600,309

Total	$34,551	$25,740	$8,811	680,478

Total Series C Convertible Preferred Stock installments made during the twelve month period ended December 31, 2011 is as follows:

	Installment Payment	Cash	Stock ($)	Stock (shares)
Dividend	$3,604	$1,362	$2,242	193,838
Principal	15,560	7,780	7,780	672,593

Total	$19,164	$9,142	$10,022	866,431

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

Note 7 — Series C Convertible Preferred Stock (Continued)

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

Note 7 — Series C Convertible Preferred Stock (Continued)

The following table summarizes the Series C Preferred Stock activity during the two year period ended December 31, 2012:

	Shares	Amount
Series C Preferred Stock issued March 31, 2011	7,000	$61,403
Preferred stock principal paid in cash	(778)	(7,780)
Preferred stock principal paid in common stock	(778)	(7,780)
Preferred stock accretion of fees and embedded derivative	—	4,255

Balance at December 31, 2011	5,444	$50,098
Preferred stock principal paid in cash	(2,334)	(23,340)
Preferred stock principal paid in common stock	(778)	(7,780)
Preferred stock accretion of fees and embedded derivative	—	3,491

Balance at December 31, 2012	2,332	$22,469

Note 8 — Accounting for Stock Based Compensation

On May 10, 2012, the shareholders of the Company approved to amend the Gentherm Incorporated 2011 Equity Incentive Plan (the “2011 Plan”) to authorize an additional 2,000,000 shares of common stock to be available for issuance under this plan. The 2011 Plan permits the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights, restricted stock and restricted stock units, performance shares and certain other awards to key employees, outside directors and consultants and advisors of the Company. In addition to the 2011 Plan, the Company issued options under the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”), the Amended and Restated 1997 Stock Incentive Plan (the “1997 Plan”) and the 1993 Stock Option Plan (the “1993 Plan” and, together with the 2011 Plan, the 2006 Plan and the 1997 Plan, the “Plans”). As of December 31, 2012 the Company had an aggregate of 2,304,000 shares of common stock available to issue under the 2011 Plan, 8,578 shares of common stock available to issue under the 2006 Plan and no shares available to issue under the 1993 Plan or the 1997 Plan.

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

	2012	2011	2010
Expected volatility	47%	49 - 55%	48%
Weighted average expected volatility	47%	55%	48%
Expected lives	3 yrs.	3 - 5 yrs.	5 yrs.
Risk-free interest rate	0.43%	0.37 - 0.94%	2.69%
Expected dividend yield	none	none	none

Note 8 — Accounting for Stock Based Compensation (Continued)

Expected volatilities are based on the historical volatility of the Company’s common stock and that of an index of companies in our industry group. Since the Company has little historical data to help evaluate the expected lives of options, we considered several other factors in developing this assumption including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. Based on our historical experience, we do not expect any of the options granted to be forfeited.

The following table summarizes stock option activity during the three year period ended December 31, 2012:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,508,828	$5.71
Granted	198,343	9.29
Exercised	(548,331)	4.46
Forfeited	(26,334)	9.26

Outstanding at December 31, 2010	2,132,506	$6.34	7.06	$8,444
Granted	609,642	12.31
Exercised	(571,964)	5.88
Forfeited	(6,359)	5.66

Outstanding at December 31, 2011	2,163,825	$8.12	6.74	$15,408
Granted	160,000	12.88
Exercised	(176,896)	4.46
Forfeited	(17,000)	4.05

Outstanding at December 31, 2012	2,129,929	$8.82	6.99	$5,640

Exercisable at December 31, 2010	1,257,858	$7.20	6.20	$3,902

Exercisable at December 31, 2011	1,222,959	$7.23	6.07	$9,831

Exercisable at December 31, 2012	1,520,720	$7.57	6.20	$5,966

The weighted-average grant-date fair value of options granted during the year ended December 31, 2012, 2011 and 2010 was $4.13, $4.78 and $4.30, respectively. The total intrinsic value of options exercised during the year ended December 31, 2012, 2011 and 2010 was $1,663, $4,876 and $3,404, respectively.

Total unrecognized compensation cost related to nonvested options and restricted stock outstanding under all of the Company’s option plans was $3,690 and $4,319 as of December 31, 2012 and 2011, respectively. That cost is expected to be recognized over a weighted average period of two years. Compensation expense for the year ended December 31, 2012, 2011 and 2010 was $823, $1,403 and $1,275, respectively.

On a cumulative basis, options exercised under all of the Company’s option plans have had intrinsic value on the date of exercise in excess of their estimated fair value of approximately $11,583.

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

	Year ended December 31,
	2012	2011	2010
Weighted average number of shares for calculation of basic EPS — Common Stock	28,352,864	22,605,518	21,716,775
Stock options under Plans	509,599	849,104	779,472

Weighted average number of shares for calculation of diluted EPS — Common Stock	28,862,463	23,454,622	22,496,247

The accompanying table represents Common Stock issuable upon the exercise of certain stock options and Series C Convertible Preferred Stock that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Year ended December 31,
	2012	2011	2010
Stock options outstanding for the 1993, 1997, 2006 and 2011 Stock Options Plans	149,000	84,000	155,826
Series C Convertible Preferred Stock	1,531,891	3,714,518	—

	1,680,891	3,798,518	155,826

Note 10 — Licenses

In 1992, the Company obtained the worldwide license to manufacture and sell technology for a CCS product to individual automotive OEMs. Under the terms of the license agreement, royalties are payable based on cumulative net sales and do not require minimum payments.

On November 9, 2012, Gentherm entered into an agreement to accelerate the royalty obligations under the original license agreement, which would otherwise have ended May, 2014. Gentherm made the first payment of $816 within ten days following execution the agreement and a second payment of approximately $1,611 is to be made on or about May 1, 2013. As of December 31, 2012, the remaining liability is included within accrued liabilities on our consolidated balance sheet.

The Company has recorded royalty expense under this license agreement of $3,079, $1,698 and $1,631 in 2012, 2011 and 2010, respectively. These royalties are recorded as cost of sales.

Note 11 — Commitments and contingencies

The Company leases its corporate offices in Farmington Hills, Michigan. The lease agreement, amended December 30, 2011, expires on December 31, 2019. The Company records rent expense on a straight-line basis equal to the average rent payment during the term of the lease. The lease agreement includes two planned space expansions, the first occurred in the first quarter of 2012 and the second will occur during the second quarter of 2013.

Note 11 — Commitments and contingencies (Continued)

The Company leases a materials research facility in Azusa, California for use in the advanced TED material program. During 2012, Gentherm exercised an option to extend the Azusa building lease by an additional thirty six month period commencing on the expiration of the original lease term, September 30, 2012.

The Company leases a technical research facility in Irwindale, California. The Irwindale lease agreement expires on September 30, 2013.

The Company entered into a new lease agreement for a technical research facility in Azusa, California commencing July 1, 2012 and is scheduled to end July 31, 2017. The purpose for leasing this facility, which is less than half the size of the existing Irwindale facility, is to consolidate research and development activities expected remain in California into a smaller, more efficient space.

W.E.T. maintains a global operational structure with manufacturing sites close to its key customers. W.E.T. leases four facilities in North America, a customer service and research center located in Windsor, Canada that expires on February 14, 2020, a warehouse facility located in Del Rio, Texas that expires on June 15, 2015, and two production sites located in Acuña, Mexico that expire on June 30, 2015 and December 30, 2022. In Asia, W.E.T. leases a warehouse in Ulsan, South Korea that expires on October 31, 2013, a customer service center in Shanghai, China that expires on October 31, 2015 and a newly leased manufacturing facility in Shen Zhen, China that expires on July 19, 2017. W.E.T. also leases a small office in Ta’Xbiex, Malta that expires on March 31 2013 for corporate shared service activities.

The Company also leases certain equipment, such as copy machines, and automobiles under operating leases which expire at various times over the next five years.

Rent expense under all of the Company’s operating leases was $5,996, $3,243 and $1,300 for 2012, 2011 and 2010, respectively.

The schedule of future minimum lease payments under all operating leases is as follows:

Year
2013	$6,309
2014	3,970
2015	3,282
2016	2,840
2017	1,673
2018 or later	2,234

Total	$20,308

As discussed in Note 2, W.E.T. purchased the rights and ownership of certain intellectual property from Johnson Controls for $7,000. W.E.T. is required to make nine quarterly installment payments to Johnson Controls beginning September 30, 2012. W.E.T. expects to make the following payments to Johnson Controls over the next two years:

Year
2013	$1,627
2014	1,298

Total	$2,925

Note 11 — Commitments and contingencies (Continued)

As of December 31, 2012, installment payments expected to be made next year are included in accrued liabilities and payments expected to be made in 2014 are included in other liabilities.

We are subject to litigation from time to time in the ordinary course of our business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the fiscal year ended December 31, 2012, other than the litigation related to the Domination and Profit and Loss Transfer described in Note 3.

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

The Company’s reportable segments are as follows:

•

Climate Control Seats (CCS) — variable temperature seat climate control system designed to improve the temperature comfort of automobile passengers produced by historical Gentherm. This segment also includes the heated and cooled cup holder and heated and cooled mattress divisions to which results individually are not currently significant.

•

Advanced Technology (formerly BSST) — a division engaged in research and development efforts to improve the efficiency of thermoelectric devices and to develop, market and distribute products based on this technology.

•	W.E.T. — The W.E.T. acquisition is being evaluated currently as an individual segment until such time as Gentherm is able to fully evaluate and implement its future integration plans and strategy.

Note 13 — Segment Reporting (Continued)

The tables below present segment information about the reported product revenues and operating income of the Company for years ended December 31, 2012, 2011 and 2010. Asset information by segment is not reported since the Company does not manage assets at a segment level at this time.

	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2012:
Product revenues	$132,265	$—	$422,714	$—	$554,979
Depreciation and amortization	1,215	478	27,747	1,187	30,627
Operating income (loss)	11,479	(6,571)	50,980	(19,830)	36,058
2011:
Product revenues	$131,732	$608	$237,248	$—	$369,588
Depreciation and amortization	1,032	560	20,900	790	23,282
Operating income (loss)	33,025	(6,872)	10,866	(19,211)	17,808
2010:
Product revenues	$111,669	$734	$—	$—	$112,403
Depreciation and amortization	514	524	—	260	1,298
Operating income (loss)	28,817	(6,505)	—	(10,955)	11,357

The Advanced Technology operating loss is net of reimbursement for developmental expense of $2,239, $932 and $2,269 for the years ended 2012, 2011 and 2010, respectively. Reconciling items include selling, general and administrative costs of $19,830, $13,895 and $10,955, respectively, for years ended December 31, 2012, 2011 and 2010 and costs associated with the acquisition of W.E.T. of $5,316 for the year ended December 31, 2011.

Revenue (based on shipment destination) by geographic area is as follows:

	2012	%	2011	%	2010	%
United States	$233,737	42%	$134,010	36%	$41,907	37%
Germany	67,132	12%	40,833	11%	705	1%
China	55,674	10%	31,193	9%	1,178	1%
Korea	42,878	8%	37,913	10%	18,691	16%
Japan	35,279	6%	25,295	7%	21,058	19%
Canada	17,582	3%	12,305	3%	4,246	4%
Czech Republic	15,361	3%	11,722	3%	—	—%
Mexico	14,988	3%	21,529	6%	15,970	14%
United Kingdom	13,194	2%	10,686	3%	8,595	8%
Other	59,154	11%	44,102	12%	53	—%

Total Foreign	321,242	58%	235,578	64%	70,496	63%

	$554,979	100%	$369,588	100%	$112,403	100%

In 2012, two domestic (Johnson Controls and Lear) and one foreign (Bosch) represented 22%, 18% and 10%, respectively, of the Company’s total revenues. In 2011, two domestic (Johnson Controls and Lear) and one foreign (Bosch) represented 20%, 20% and 9%, respectively, of the Company’s total revenues. In 2010, three domestic customers (Lear, Bridgewater and Johnson Controls) represented 34%, 15% and 13%, respectively, of the Company’s product revenues.

Note 14 — Executive Nonqualified Defined Benefit Plan

On August 8, 2008 the Company established The Executive Nonqualified Defined Benefit Plan of Gentherm Incorporated (the “Plan”), an unfunded executive pension plan, with an effective date of April 1, 2008. Daniel Coker, the Company’s President and Chief Executive Officer, is expected to be the only participant in the Plan which will, if fully vested, provide for fifteen annual retirement benefit payments of $300,000 each beginning January 1, 2018. Mr. Coker will become entitled to receive such retirement benefit payments, or a portion thereof, through his continuous service to the Company as follows: Mr. Coker will become proportionally vested in the benefit over a six year period starting on April 1, 2011.

The Company records a projected benefit obligation representing the present value of future plan benefits when earned by the participant. The following table sets forth the benefit obligation, amounts recognized in the Company’s financial statements and the principal assumptions used:

	2012	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,142	$688	$377
Service cost	317	263	228
Interest cost	45	36	23
Actuarial loss	129	155	60

Net periodic benefit cost	491	454	311

Benefit obligation at end of year	$1,633	$1,142	$688

The benefit obligation is included in the Company’s consolidated balance sheet as a non-current liability. Service and interest cost is included in selling, general and administrative expenses in the Company’s consolidated statements of operations and actuarial losses are included the Company’s consolidated balance sheet as part of accumulated other comprehensive income within shareholders’ equity. Actuarial losses are amortized to selling, general and administrative expense in the Company’s consolidated statements of operations based on the average future service life of the Plan. A discount rate assumption of 3.25%, 4.0% and 5.25% was used to determine the benefit obligation and the net periodic service cost for years ended December 31, 2012, 2011 and 2010, respectively.

Although the Plan is not funded, the Company has established a separate trust having the sole purpose of paying benefits under the Plan. The only asset of the trust is a corporate-owned life insurance policy (“COLI”) on the life of Oscar Marx III, the Chairman of the Company’s Board of Directors. The COLI is valued at fair value using quoted prices listed in active markets (Level 1 input based on the U.S. GAAP fair value hierarchy). The policy value of the COLI was $1,466 and $1,102 as of December 31, 2012 and 2011, respectively, and was included in other non-current assets.

W.E.T. has an established defined benefit plan for retired and current members of its executive management team.

Note 14 — Executive Nonqualified Defined Benefit Plan (Continued)

W.E.T. records a projected benefit obligation representing the present value of future plan benefits when earned by the participant. The following table sets forth the benefit obligation and amounts recognized in the Company’s financial statements:

	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,250	$4,280
Service cost	199	7
Interest cost	195	118
Paid pension distributions	(277)	(167)
Actuarial (gains)/losses	912	(55)
Past service cost	—	67
Exchange rate impact	113	—

Benefit obligation at end of year	$5,392	$4,250

The following table sets forth the fair value of the plan assets from the date of acquisition to December 31, 2012:

	2012	2011
Change in plan assets:
Plan assets at beginning of year	$1,098	$943
Expected return on plan assets	41	21
Net contributions	386	148
Actuarial loss	(11)	(4)
Exchange rate impact	34	—

Plan assets at end of year	$1,548	$1,098

The beginning of year balance for both the W.E.T. pension benefit obligation and pension plan asset rollforward represents the estimated benefit obligation and pension plan asset fair value as of May 16, 2011, the date the acquisition of W.E.T. Automotive Systems was completed.

The W.E.T. defined benefit plan is underfunded by $3,844 and $3,152 as of December 31, 2012 and 2011, respectively. The portion of the net benefit obligation payable within the next 12 months is included in the Company’s consolidated balance sheet within accrued liabilities. The long-term portion of the net benefit obligation is included in pension benefit obligation. The net periodic benefit cost is included in selling, general and administrative expenses in the Company’s consolidated statement of operations. The following table describes the actuarial assumptions used to determine the benefit obligation and the net periodic service cost:

2012
Discount rate	3.41%
Expected long term rate of return on plan assets	3.80%

Plan assets are comprised of W.E.T’s. pension insurance policies and are pledged to the beneficiaries of the plan. Fair value of the pension insurance policies is determined on the basis of the calculation of the underlying insurance charge. Due to the basis of the calculation, pension plan assets are determined to be Level 2 investments. The expected return on plan assets assumption used to calculate WET’s pension benefit obligation was determined using actual returns realized on plan assets in the prior year.

Note 14 — Executive Nonqualified Defined Benefit Plan (Continued)

The schedule of expected pension payments made to W.E.T. defined benefit plan participants over the next 10 years is as follows:

Year
2013	$285
2014	291
2015	297
2016	302
2017	309
2018 - 2022	1,652

Total	$3,136

Historical Gentherm has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged basis, and our executive officers are eligible to participate in this plan on the same basis as other participants. Participants may defer specified portions of their compensation and (1) we match 50% percent of employee contributions up to a contribution equal to 2% percent of the employee’s compensation and (2) we may, but are not required to, make additional discretionary contributions. The Compensation Committee has not made any discretionary contribution to the 401(k) Plan since its inception.

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

Except for derivative instruments and hedging activities, and pension liabilities and plan assets, the Company has no financial assets and liabilities that are carried at fair value at December 31, 2012 and 2011. The carrying amounts of financial instruments comprising cash and cash equivalents, and accounts receivable approximate their fair values due to their short-term nature. The carrying value of the Company’s long-term debt approximates its fair value because interest charged on the loan balance is variable. See Note 6 for a description of Company’s debt and corresponding rates of interest. See Note 16 regarding the fair value of derivative instruments and hedging activities. See Note 14 regarding the fair value of pension liabilities and plan assets.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of December 31, 2012 and 2012, the Company did not realize any changes to the fair value of these assets due to events that negatively impacted their recoverability.

Note 16 — Derivative Financial Instruments

We are exposed to market risk from changes in foreign currency exchange rates, short term interest rates and price fluctuations of certain material commodities such as copper. Foreign currency exchange risks are attributable to sales to foreign customers not denominated in the seller’s functional currency, foreign plant operations, intercompany indebtedness and purchases from foreign suppliers and include exposures to the European Euro, Japanese Yen, Canadian Dollar, and Mexican Peso. The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from this risk by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis. We record the ineffective portion of hedging instruments, if any, to other income (expense) in the consolidated statements of operations.

While W.E.T. continuously monitors the hedging program, derivative positions and hedging strategies and maintains documentation as to the hedging objectives, practices and procedures, W.E.T. has not typically designated its derivatives as hedging instruments for accounting purposes.

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000, or $13,203 as of December 31, 2012, in order to offset the interest rate risk associated with a debt financing which was repaid prior our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then six month Euro Interbank Offered Rate (“EUIBOR”), 0.43% at December 31, 2012, plus 1.40% and pays interest equal to the six month EUIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.21 at December 31, 2012, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 — current EUR/CHF rate)/current EUR/CHF rate] x 100. In 2012, W.E.T. entered into offsetting derivative contracts designed to cancel out the payment due under the CRS through the end of the CRS agreement, in 2018.

In July, 2011, the Company entered into a series of interest rate swap contracts and an interest rate cap agreement designated as cash flow hedges in order to hedge the exposure to variable market interest rates on the Company’s senior debt. Gains and losses reported in accumulated other comprehensive income will be reclassified to earnings once the Company’s senior debt is repaid. Information on the interest rate swap contracts is as follows:

Contract Type	Contract Term	Notional Value	Hedged Instruments	Fixed Rate	Variable Rate	Rate Cap
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Cap	March 31, 2016	€14,250	W.E.T. Term Note	—	3 month EURIBOR	2.75

Note 16 — Derivative Financial Instruments (Continued)

Information related to the recurring fair value measurement of derivative instruments in our consolidated balance sheet as of December 31, 2012 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,631)
					Non current liabilities	(13,245)

Total CRS						$(15,876)	$(15,876)

Foreign currency derivatives	Not a hedge	Level 2	Current assets	$3	Current liabilities	$(471)	$(468)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$157			$157
			Non current assets	4,141			$4,141

Total foreign currency derivatives				$4,301		$(471)	$3,830

Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(224)	$(224)

Information related to the recurring fair value measurement of derivative instruments in our consolidated balance sheet as of December 31, 2011 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,489)
					Non current liabilities	(17,189)
Total CRS		Level 2				$(19,678)	$(19,678)

Foreign currency derivatives	Not a hedge	Level 2	Current assets	$2,675	Current liabilities	$(2,262)	$413

Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(206)	$(206)

Commodity derivatives	Not a hedge	Level 2			Current liabilities	$(144)	$(144)

Note 16 — Derivative Financial Instruments (Continued)

Information related to the effect of derivative instruments on our consolidated statements of operations is as follows:

	Location	Year Ended December 31, 2012	Year Ended December 31, 2011
Foreign currency derivatives	Cost of sales	$—	$(15)
	Revaluation of derivatives	(3,926)	(5,162)
	Foreign currency gain (loss)	1,875	1,613

Total foreign currency derivatives		$(2,051)	$(3,564)

CRS	Revaluation of derivatives	$1,491	$(3,411)
Commodity derivatives	Revaluation of derivatives	$143	$(155)
Series C Convertible Preferred Stock embedded derivatives (see Note 7)	Revaluation of derivatives	$—	$2,610
Interest Rate Swap	Interest Expense	$(57)	$(84)
	Other Comprehensive Income	(18)	(206)

We did not incur any hedge ineffectiveness during the twelve months ended December 31, 2012 and 2011. We recorded an expense of $164 and $42 from interest payments on interest rate swap agreements designated as hedging instruments within interest expense during the years ended December 31, 2012 and 2011, respectively.

Note 17 — New Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02 which amends Topic 220 (Comprehensive Income), and is intended to improve the reporting of reclassifications out of accumulated other comprehensive income into net income. The amendments in ASU No. 2013-02 require an entity to provide information about the effect of amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. ASU No 2013-02 is to be applied prospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2012. While the adoption of ASU No. 2013-02 is not expected to have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to the reclassification of components of accumulated other comprehensive income to net income.

GENTHERM INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2010	292	287	—	(34)	545
Year Ended December 31, 2011	545	1,314	5	(73)	1,937
Year Ended December 31, 2012	1,937	529	4	4	2,474

Allowance for Deferred Income Tax Assets
Year Ended December 31, 2010	8,224	(1,645)	—	—	6,579
Year Ended December 31, 2011	6,579	—	(2,877)	—	3,702
Year Ended December 31, 2012	3,702	—	(1,503)	—	2,199

Reserve for Inventory
Year Ended December 31, 2010	632	20	—	(80)	572
Year Ended December 31, 2011	572	532	33	(10)	1,127
Year Ended December 31, 2012	1,127	1,307	(34)	(215)	2,185

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Gentherm Incorporated

We have audited the accompanying consolidated balance sheets of Gentherm Incorporated (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic financial statements included the financial statement schedule listed in the table of contents appearing under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for external patent development costs effective December 31, 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Gentherm Incorporated

We have audited the internal control over financial reporting of Gentherm Incorporated (a Michigan Corporation) and subsidiaries’ (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Gentherm Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the period ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORTON LLP

Southfield, Michigan

March 15, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTHERM INCORPORATED

By:	/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer

Date: March 15, 2013

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

Signature	Capacity	Date

/S/ DANIEL R. COKER DANIEL R. COKER	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2012

/S/ BARRY G. STEELE BARRY G. STEELE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2012

/S/ OSCAR B. MARX III OSCAR B. MARX III	Director, Chairman of the Board	March 15, 2012

/S/ LEWIS BOOTH LEWIS BOOTH	Director	March 15, 2012

/S/ FRANCOIS J. CASTAING FRANCOIS J. CASTAING	Director	March 15, 2012

/S/ SOPHIE DESORMIERE SOPHIE DESORMIERE	Director	March 15, 2012

/S/ JOHN M. DEVINE JOHN M. DEVINE	Director	March 15, 2012

/S/ JAMES D. DONLON, III JAMES D. DONLON, III	Director	March 15, 2012

/S/ MAURICE E.P. GUNDERSON MAURICE E.P. GUNDERSON	Director	March 15, 2012

/S/ CARLOS MAZZORIN CARLOS MAZZORIN	Director	March 15, 2012