Form 10-K/A
period 2012-12-31
GENTHERM Inc
filed 2013-05-03
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that was filed with the Securities and Exchange Commission on March 15, 2013 (the “Original Filing”). The sole purpose of this Amendment is to correct the dates of the signatures of directors signing the Original Filing. The Original Filing was signed by the directors of the Company on March 15, 2013; however, the typeset signature page to the Original Filing incorrectly showed the dates of such signatures as March 15, 2012 due to a typographical error in production. In order to correct the error, the required conforming signatures are included with this Amendment.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing or the dates specified therein. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

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

Signature	Capacity	Date

/S/ DANIEL R. COKER DANIEL R. COKER	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2013

/S/ BARRY G. STEELE BARRY G. STEELE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2013

/s/ OSCAR B. MARX III OSCAR B. MARX III	Director, Chairman of the Board	March 15, 2013

/S/ LEWIS BOOTH LEWIS BOOTH	Director	March 15, 2013

/s/ FRANCOIS J. CASTAING FRANCOIS J. CASTAING	Director	March 15, 2013

/s/ SOPHIE DESORMIERE SOPHIE DESORMIERE	Director	March 15, 2013

/s/ JOHN M. DEVINE JOHN M. DEVINE	Director	March 15, 2013

/s/ JAMES D. DONLON, III JAMES D. DONLON, III	Director	March 15, 2013

/s/ MAURICE E.P. GUNDERSON MAURICE E.P. GUNDERSON	Director	March 15, 2013

/s/ CARLOS MAZZORIN CARLOS MAZZORIN	Director	March 15, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTHERM INCORPORATED

By:	/S/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer

Date: May 3, 2013