Form 10-Q
period 2013-03-31
GENTHERM Inc
filed 2013-05-09
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At May 7, 2013, the registrant had 33,425,765 shares of Common Stock, no par value, issued and outstanding.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$47,977	$58,152
Accounts receivable, less allowance of $2,908 and $2,474, respectively	107,962	102,261
Inventory:
Raw Materials	26,802	28,279
Work in process	2,924	2,461
Finished goods	22,512	23,016

Inventory, net	52,238	53,756
Derivative financial instruments	148	160
Deferred income tax assets	13,718	15,006
Prepaid expenses and other assets	13,663	12,809

Total current assets	235,706	242,144
Property and equipment, net	56,900	55,010
Goodwill	24,004	24,729
Other intangible assets	89,279	95,870
Deferred financing costs	1,616	1,880
Deferred income tax assets	6,956	5,361
Derivative financial instruments	2,865	4,141
Other non-current assets	9,866	10,062

Total assets	$427,192	$439,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,961	$42,508
Accrued liabilities	53,762	54,157
Current maturities of long-term debt	22,509	17,218
Derivative financial instruments	3,073	3,326

Total current liabilities	122,305	117,209
Pension benefit obligation	4,862	5,009
Other liabilities	4,146	4,540
Long-term debt, less current maturities	69,314	39,734
Derivative financial instruments	10,610	13,245
Deferred income tax liabilities	22,180	21,828

Total liabilities	233,417	201,565
Series C Convertible Preferred Stock	13,527	22,469
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 33,425,765 and 29,818,225 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	212,867	166,309
Paid-in capital	(7,166)	24,120
Accumulated other comprehensive loss	(18,463)	(11,231)
Accumulated deficit	(9,655)	(17,383)

Total Gentherm Incorporated shareholders’ equity	177,583	161,815
Non-controlling interest	2,665	53,348

Total shareholders’ equity	180,248	215,163

Total liabilities and shareholders’ equity	$427,192	$439,197

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Product revenues	$148,090	$129,526
Cost of sales	109,039	97,022

Gross margin	39,051	32,504
Operating expenses:
Net research and development expenses	11,841	10,081
Acquisition transaction expenses	1,163	—
Selling, general and administrative	16,256	13,973

Total operating expenses	29,260	24,054

Operating income	9,791	8,450
Interest expense	(981)	(1,136)
Revaluation of derivatives	346	1,360
Foreign currency gain (loss)	987	(511)
Income (loss) from equity investment	225	(198)
Other income	336	277

Earnings before income tax	10,704	8,242
Income tax expense	795	2,145

Net income	9,909	6,097
Income attributable to non-controlling interest	(1,258)	(1,387)

Net income attributable to Gentherm, Inc.	8,651	4,710
Convertible preferred stock dividends	(923)	(2,165)

Net income attributable to common shareholders	$7,728	$2,545

Basic earnings per share	$0.24	$0.10

Diluted earnings per share	$0.24	$0.10

Weighted average number of shares – basic	31,607	24,461

Weighted average number of shares – diluted	32,084	25,151

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$9,909	$6,097
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(7,271)	5,148
Unrealized gain (loss) on interest rate derivative securities	39	(33)

Other comprehensive income (loss), net of tax	$(7,232)	$5,115

Comprehensive income	2,677	11,212

Less: comprehensive income attributable to the non-controlling interest	1,258	2,765

Comprehensive income attributable to Gentherm Incorporated	$1,419	$8,447

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net income	$9,909	$6,097
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,934	7,521
Deferred tax provision	(740)	821
Stock compensation	491	292
Defined benefit plan expense	(53)	(105)
Provision of doubtful accounts	434	—
Gain on revaluation of financial derivatives	(1,244)	(2,471)
Loss (gain) on equity investment	(176)	198
Loss (gain) on sale of property, plant and equipment	3	(8)
Excess tax benefit from equity awards	—	(459)
Changes in operating assets and liabilities:
Accounts receivable	(7,765)	(5,581)
Inventory	427	(2,498)
Prepaid expenses and other assets	(1,511)	(1,659)
Accounts payable	(160)	581
Accrued liabilities	2,490	3,737

Net cash provided by operating activities	10,039	6,466
Investing Activities:
Purchase of non-controlling interest	(40,302)	—
Proceeds from the sale of property, plant and equipment	1	14
Purchase of property and equipment	(6,116)	(3,029)
Loan to equity investment	—	(350)
Patent costs	—	(14)

Net cash used in investing activities	(46,417)	(3,379)
Financing Activities:
Borrowing of debt	40,441	41
Repayments of debt	(5,182)	(3,613)
Distributions paid to non-controlling interests	—	(173)
Proceeds from public offering of common stock	—	75,547
Excess tax benefit from equity awards	—	459
Cash paid to Series C Preferred Stock Holders	(8,268)	(55)
Proceeds from the exercise of Common Stock options	1,487	271

Net cash provided by financing activities	28,478	72,477

Foreign currency effect	(2,275)	1,198

Net increase (decrease) in cash and cash equivalents	(10,175)	76,762
Cash and cash equivalents at beginning of period	58,152	23,839

Cash and cash equivalents at end of period	$47,977	$100,601

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,519	$536

Cash paid for interest	$474	$874

Supplemental disclosure of non-cash transactions:
Common stock issued to Board of Directors and employees	$269	$147

Issuance of Common Stock to non-controlling interest	$42,534	$—

Issuance of Common Stock for Series C Preferred Stock conversion	$1,655	$—

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Gentherm Equity	Non- Controlling Interest	Total
	Shares	Amount
Balance at December 31, 2012	29,818	$166,309	$24,120	$(17,383)	$ (11,231)	$161,815	$53,348	$215,163
Exercise of Common Stock options for cash	201	2,100	(613)	—	—	1,487	—	1,487
Stock issued upon conversion of preferred stock	105	1,655	—	—	—	1,655	—	1,655
Stock option compensation	—	—	222	—	—	222	—	222
Common Stock issued to Board of Directors and employees	2	269	—	—	—	269	—	269
Convertible preferred stock dividends	—	—	—	(923)	—	(923)	—	(923)
Acquisition of non-controlling interest	3,300	42,534	(30,895)	—	—	11,639	(51,941)	(40,302)
Currency hedge	—	—	—	—	39	39	—	39
Currency translation	—	—	—	—	(7,271)	(7,271)	—	(7,271)
Net income				8,651		8,651	1,258	9,909

Balance at March 31, 2013	33,426	$212,867	$(7,166)	$(9,655)	$(18,463)	$177,583	$2,665	$180,248

See accompanying notes to the consolidated condensed financial statements.

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

On February 22, 2013, historical Gentherm acquired 442,253 shares in W.E.T., representing approximately 14% of the total outstanding shares in W.E.T., through a transaction agreement with W.E.T.’s largest minority shareholder. The Company paid 3,300,000 shares of Gentherm common stock and cash of €5,408, or $7,247, for these shares. As of May 7, 2013, we have acquired an additional 308,400 shares in W.E.T., pushing our total ownership interest in W.E.T. above 99%. These additional shares were purchased at a price €85 per share for a total of €26,214, or $35,127. Gentherm borrowed an additional $40,441 from the US Bank of America credit facility in connection with the purchase of these shares. See Note 6 below for additional information about the US Bank of America credit facility.

On February 22, 2013, the Company registered a Domination and Profit and Loss Transfer Agreement (“DPLTA”) in Germany with respect to W.E.T. The DPLTA essentially allows historical Gentherm and W.E.T. to be managed as one operational entity.

The Company has evaluated subsequent events through the date that the consolidated condensed financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires adjustment to or disclosure in this filing.

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

Comprehensive Income

The Financial Accounting Standards Board (“FASB”) amended ASC 220, “Comprehensive Income,” with ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires additional disclosures regarding reclassifications out of accumulated other comprehensive income and is effective for all quarterly and annual reporting periods beginning on or after January 1, 2013. While adoption of ASU 2013-02 did not have an impact on our consolidated condensed financial statements for the three-month period ending March 31, 2013, it is likely to expand our disclosures with regard to items currently reported in accumulated other comprehensive income in future periods.

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

	Three Months Ended March 31,
	2013	2012
Weighted average number of shares for calculation of basic EPS – Common Stock	31,606,986	24,461,056
Impact of stock options outstanding under the 1997, 2006 and 2011 Stock Option Plans	476,563	689,587

Weighted average number of shares for calculation of diluted EPS	32,083,549	25,150,643

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

	Three Months Ended March 31,
	2013	2012
Stock options outstanding under the 2006 and 2011 Stock Option Plans	124,000	84,000
Series C Convertible Preferred Stock	910,021	3,184,918

	1,034,021	3,268,918

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

The tables below present segment information about the reported product revenues and operating income of the Company for the three month period ended March 31, 2013 and 2012. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level at this time. Goodwill as of March 31, 2013 and 2012 pertained entirely to our W.E.T. segment.

Three Months Ended March 31,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2013:
Product revenues	$32,978	$—	$115,112	$—	$148,090
Depreciation and amortization	333	114	7,203	284	7,934
Operating income (loss)	8,901	(1,790)	9,274	(6,594)	9,791

2012:
Product revenues	$28,998	$—	$100,528	$—	$129,526
Depreciation and amortization	287	82	6,890	262	7,521
Operating income (loss)	6,972	(1,815)	7,322	(4,029)	8,450

The Advanced Technology operating loss for the three months ended March 30, 2013 and 2012 is net of $610 and $442, respectively, of reimbursed research and development costs. Reconciling items include historical Gentherm’s corporate selling, general and administrative costs and, for March 31, 2013 only, acquisition transaction costs.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 4 – Segment Reporting – Continued

Total revenues information by geographic area:

	Three Months Ended March 31,
	2013		2012
United States	$63,312	43%	$55,711	43%
Germany	19,985	13%	17,941	14%
China	14,129	10%	11,176	9%
South Korea	11,488	8%	7,945	6%
Japan	9,007	6%	6,039	5%
United Kingdom	4,131	3%	3,683	3%
Czech Republic	3,658	2%	4,592	3%
Canada	3,518	2%	4,156	3%
Mexico	3,441	2%	4,436	3%
Other	15,421	11%	13,847	11%

Total product revenues	$148,090	100%	$129,526	100%

Note 5– Series C Convertible Preferred Stock

In March 2011, the Company issued 7,000 shares of our Series C Convertible Preferred Stock (each a “Preferred Share” and, collectively, the “Preferred Shares”) having an initial stated value of $10,000 per Preferred Share, subject to adjustment. We received approximately $64,013 in net proceeds from the sale, after deducting placement agent fees and other offering expenses which totaled $5,987. We used the net proceeds from this offering to fund, in part, the W.E.T. acquisition.

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

Holders of the Series C Convertible Preferred Stock may convert their shares at any time into shares of common stock at a conversion price of $15.83, including the conversion of accrued but unpaid dividends per Preferred Share then remaining into shares of common stock, and in addition will be entitled to a make-whole amount that would apply in a conversion (reflecting dividends that would have been payable through maturity if the Series C Convertible Preferred Stock had remained outstanding); provided, however, that under certain conditions where our US Bank of America credit facility prohibits payment of the make-whole amount, we will only be obligated to pay such make-whole amount at the time such amount, or portion thereof, would have been due to be paid as a dividend as if the Series C Convertible Preferred Stock at issue had not been converted.

In March 2013, holders of the Series C Convertible Preferred Stock elected to convert 165 shares into shares of common stock at the conversion price of $15.83 per share. The Company issued approximately 105,000 shares of common stock related to the conversion of Series C Convertible Preferred Stock.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 5 – Series C Convertible Preferred Stock – Continued

Total Series C Convertible Preferred Stock installments made in cash during the three months period ended March 31, 2013 is as follows:

Installment Payments ($)
Dividend	$488
Principal	7,780

Total	$8,268

Note 6 – Debt

Gentherm, Inc. and our subsidiary, Gentherm Europe, have entered into a credit agreement with a syndicate of banks led by Bank of America (the “US Bank of America credit facility”). W.E.T., a subsidiary of Gentherm Europe, has also entered into a credit facility with the same syndicate of banks (the “W.E.T. Bank of America credit facility”).

The US Bank of America credit facility provided two term notes (referred to as the “US Term Note and Europe Term Note”) and a revolving line of credit note (“US Revolving Note”). The W.E.T. Bank of America credit facility provided W.E.T. with a term note (“W.E.T. Term Note”) and a revolving line of credit note (“W.E.T. Revolving Note”).

The US Term Note and Europe Term Note are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 10% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Term Note is subject to quarterly principal payments totaling 20% annually. Principal outstanding under the two credit facilities will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.20% – 0.40% at March 31, 2013) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”), which varies based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. The base rate is equal to the highest of the Federal Funds Rate (0.09% at March 31, 2013) plus 0.5%, Bank of America’s prime rate (3.25% at March 31, 2013), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period was 1.75% for Eurocurrency Rate Loans and 0.75% for Base Rate Loans.

We have also borrowed ¥20,000, or $3,159, from Bank of China to fund a plant expansion project in China. The Bank of China loan is due in lump sum on September 10, 2013 with interest calculated at a fixed rate of 6.9%.

In February 2013, the Company made a $40,441 draw on the existing Europe Term Note portion of the US Bank of America credit facility to finance the purchase of shares of WET held by non-controlling interests. The Europe Term Note is now closed and additional draws are not available to Gentherm.

No amounts were outstanding under either the US Revolving Note or the W.E.T. Revolving Note as of March 31, 2013 and $29,550 and €20,000 were available under each note, respectively. Gentherm has an outstanding Letter of Credit of $450 as of March 31, 2013.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 6 – Debt– Continued

The following table summarizes the Company’s debt at March 31, 2013 and at December 31, 2012.

	March 31, 2013		December 31, 2012
	Interest Rate	Principal Balance	Principal Balance
US Term Note	2.02%	$28,219	$29,312
Europe Term Note	2.01%	43,367	4,476
W.E.T. Term Note	2.00%	16,603	18,852
Bank of China	6.90%	3,191	3,172
Capital Leases	5.50%	443	1,140

Total debt		91,823	56,952
Current portion		(22,509)	(17,218)

Long-term debt, less current maturities		$69,314	$39,734

The Company must maintain certain financial ratios including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio as defined by the Bank of America credit agreement.

As of March 31, 2013, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility, the W.E.T. Bank of America credit facility and the Bank of China loan.

Note 7 – Derivative Financial Instruments

We are exposed to market risk from changes in foreign currency exchange rates, short term interest rates and price fluctuations of certain material commodities such as copper. Foreign currency exchange risks are attributable to sales to foreign customers not denominated in the seller’s functional currency, foreign plant operations, intercompany indebtedness and purchases from foreign suppliers and include exposures to the European Euro, Canadian Dollar, Japanese Yen, Hungarian Forint, Korean Won and Mexican Peso. The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from this risk by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. We record the ineffective portion of hedging instruments, if any, to other income (expense) in the consolidated condensed statements of operations.

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000, or $12,816 as of March 31, 2013, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then six month Euro Interbank Offered Rate (“EURIBOR”), 0.34% at March 31, 2013, plus 1.40% and pays interest equal to the six month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.22 at March 31, 2013, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100. In 2012, W.E.T. entered into offsetting derivative contracts designed to cancel out the payment due under the CRS through the end of the CRS agreement, in 2018.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 7 – Derivative Financial Instruments – Continued

In September 2011, W.E.T. brought a lawsuit against UniCredit Bank AG (“UniCredit”), a past financial advisor, stemming from the recommendation to invest in the aforementioned CRS. On March 25, 2013, the Munich District Court in Munich, Germany ruled in favor of W.E.T., asserting that UniCredit violated its duty to properly advise W.E.T. with respect to the initial negative market value for the CRS and UniCredit’s inherent conflict of interest in recommending that W.E.T. invest in CRS. The Munich District Court ruled that UniCredit must (1) pay €144 to W.E.T. and (2) bear the costs of all future obligations under the CRS, which were €10,179, or $13,045 as of March 31, 2013, plus additional accrued liabilities for past due payments under the CRS of approximately €4,000, or $5,126 as of March 31, 2013. The Company expects that UniCredit will appeal the decision. If the decision is appealed, it may take up to several years until a final, non-appealable decision is rendered. As a result, the Company cannot be certain that any portion of the award by the Munich District Court will be realized by W.E.T. See the derivatives table below for information about our future obligations under the CRS as of March 31, 2013.

In July 2011, the Company entered into a series of interest rate swap contracts designated as cash flow hedges and an interest rate cap agreement in order to hedge the exposure to variable market interest rates on the Company’s senior debt. Gains and losses reported in accumulative other comprehensive income will be reclassified to earnings once the Company’s senior debt is repaid.

The Company uses a market approach to value derivative instruments, analyzing observable benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the recurring fair value measurement of derivative instruments in our consolidated balance sheet as of March 31, 2013 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,435)
					Non current liabilities	(10,610)

Total CRS						$(13,045)	$(13,045)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$2	Current liabilities	$(453)	$(451)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$146			$146
			Non current assets	2,865			$2,865

Total foreign currency derivatives				$3,013		$(453)	$2,560
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(185)	$(185)

Information relating to the effect of derivative instruments on our consolidated income statements is as follows:

	Location	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Foreign currency derivatives	Revaluation of derivatives	$(974)	$1,087
	Foreign currency gain (loss)	(291)	897

Total foreign currency derivatives		$(1,265)	$1,984
CRS	Revaluation of derivatives	$1,320	$147
Commodity derivatives	Revaluation of derivatives	$—	$126
Interest Rate Swap	Interest Expense	$(1)	$(28)
	Other Comprehensive Income	$39	$(33)

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share, per share data and unit of product data)

Note 7 – Derivative Financial Instruments – Continued

We did not incur any hedge ineffectiveness during the three months ended March 31, 2013 and 2012.

Note 8 – Fair Value Measurement

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

The Company’s derivative instruments and hedging activities and pension assets qualify as financial assets and liabilities whose fair value is measured on a recurring basis each reporting period. Fair value measurement disclosures for our derivative instruments and hedging activities are located within Note 7. The carrying amounts of financial instruments comprising cash and cash equivalents, short-term investments and accounts receivable approximate their fair values due to their short-term nature. The carrying value of the Company’s long-term debt approximates its fair value because interest charged on the loan balance is variable. There were no significant changes to interest rates during the period.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of March 31, 2013 and 2012, the Company did not realize any changes to the fair value of these assets due to events that negatively impacted their recoverability.

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report, including expectations of future revenues, our financing requirements, our capital expenditures, our potential acquisitions and our prospects for the development of new products, new customers or new orders from existing customers, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Gentherm Incorporated designs, develops, manufactures and markets proprietary thermal seat comfort systems and cable systems for sale to automobile and truck original equipment manufacturers (“OEMs”). The Company’s current reportable segments are Climate Controlled Seats (“CCS), Advanced Technology and W.E.T. CCS represents historical Gentherm’s seat climate control systems, which are designed to improve the temperature comfort of automobile passengers. The CCS segment includes sales of our heated and cooled cup holder and heated and cooled mattress, both of which utilize our proprietary thermoelectric device (“TED”) technology.

Advanced Technology represents a division of the Company engaged in research and development efforts to improve the efficiency of TEDs and to develop, market and distribute products based on this technology.

W.E.T., a German publicly traded company based in Odelzhausen, Germany, is a subsidiary of Gentherm. W.E.T.’s primary product categories include automotive seat comfort systems and specialized automotive cable systems. The automotive seat comfort systems category includes automotive seat heaters, climate comfort systems (similar to Gentherm’s climate controlled seat technology) for automotive seats, automotive steering wheel heater systems and integrated electronic components. The specialized automotive cable systems category includes ready-made wire harnesses and related wiring products.

On February 22, 2013, historical Gentherm acquired 442,253 shares in W.E.T., representing approximately 14% of the total outstanding shares in W.E.T., through a transaction agreement with W.E.T.’s largest minority shareholder. The Company paid 3,300,000 shares of Gentherm common stock and cash of €5,408,000 or $7,247,000 for these shares. As of May 7, 2013, we have acquired an additional 308,400 shares in W.E.T., pushing our total ownership interest in W.E.T. above 99%. These additional shares were purchased at a price €85 per share for a total of €26,214,000 or $35,127,000. Gentherm borrowed an additional $40,441,000 from the US Bank of America credit facility in connection with the purchase of these shares. See Note 6 for additional information about the US Bank of America credit facility.

On February 22, 2013, the Company registered a Domination and Profit and Loss Transfer Agreement (“DPLTA”) in Germany with respect to W.E.T. The DPLTA essentially allows historical Gentherm and W.E.T. to be managed as one operational entity.

Management is currently in the process of developing new segments based on future integration plans for W.E.T. and new global strategy.

First Quarter 2013 Compared with First Quarter 2012

The following table presents segment information about the reported product revenues and operating income of the Company for the three month period ended March 31, 2013 and 2012. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level at this time. Goodwill as of March 31, 2013 and 2012 pertained entirely to our W.E.T. segment.

Three Months Ended March 31,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
	(In Thousands)
2013:
Product revenues	$32,978	$—	$115,112	$—	$148,090
Depreciation and amortization	333	114	7,203	284	7,934
Operating income (loss)	8,901	(1,790)	9,274	(6,594)	9,791
2012:
Product revenues	$28,998	$—	$100,528	$—	$129,526
Depreciation and amortization	287	82	6,890	262	7,521
Operating income (loss)	6,972	(1,815)	7,322	(4,029)	8,450

Product Revenues. Product revenues for the three months ended March 31, 2013 (“First Quarter 2013”) were $148,090,000 compared with product revenues of $129,526,000 for the three months ended March 31, 2012 (“First Quarter 2012”), an increase of $18,564,000, or 14%. Product revenues for CCS increased by $3,980,000 or 14% while product revenues for W.E.T. grew by $14,584,000, or 15%, compared to First Quarter 2012. Higher CCS revenue was primarily driven by new program launches since

First Quarter 2012 including the newly redesigned Land Rover Range Rover and additional volume on programs launched during First Quarter 2012 including the Nissan Pathfinder and Infiniti JX. Production volumes on existing vehicle platforms where higher in North America but lower in Japan. The weakness in Japan primarily reflected certain mature vehicle programs that are expected to be refreshed in the coming months. W.E.T. product revenue increases resulted from strong automotive volumes in North America and Asia and due to continued market penetration in the automotive cable business. W.E.T.’s European based sales were slightly higher than the prior year despite local economic weakness partly due to this market penetration. Foreign currency translation of our Euro denominated product revenue for First Quarter 2013, which was approximately €34,900,000 verses €33,100,000 during First Quarter 2012, had only a modest impact on our product revenue results. The average US Dollar/Euro exchange rate for First Quarter 2013 was 1.3207 versus 1.3108 for First Quarter 2012.

Cost of Sales. Cost of sales increased to $109,039,000 in First Quarter 2013 from $97,022,000 in First Quarter 2012. This increase of $12,017,000, or 12%, is due to increased sales volume offset by higher gross margin percentages. A favorable change in product mix and greater coverage of fixed costs at the higher volume levels increased historical gross profit percentage during First Quarter 2013 to approximately 26% compared with 25% during First Quarter 2012.

Net Research and Development Expenses. Net research and development expenses were $11,841,000 during First Quarter 2013 compared to $10,081,000 in First Quarter 2012, an increase of $1,760,000, or 17%. This increase is primarily driven by additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products using the best ideas and designs of the combined Gentherm and W.E.T. systems. New product development includes automotive heated and cool storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. We incurred $1,163,000 in fees, legal and other expenses associated with the acquisition of W.E.T. shares during First Quarter 2013. These fees included payments totaling $750,000 to the holders of our Series C Convertible Preferred Stock who waived certain equity offering participation rights allowing for the partial funding of W.E.T. shares with Gentherm common stock. We did not incur any acquisition transaction expenses during First Quarter 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $16,256,000 in First Quarter 2013 from $13,973,000 in First Quarter 2012, an increase of $2,283,000, or 16%. This increase in expenses is due to higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases. The additional employees are primarily related to establishing a new electronics production facility in Shenzhen, China, increasing sales and marketing efforts aimed at supporting our current product development strategy and beginning the integration process between historical Gentherm and W.E.T. We incurred approximately $250,000 in incremental audit and accounting expenses driven by Sarbanes-Oxley compliance implementation for W.E.T. which began during the second quarter of 2012. We believe that our selling, general and administrative costs will begin to level off as we work through the integration process and implement cost reduction initiatives enabled by this integration over the next three years.

Income Tax Expense. We recorded an income tax expense of $795,000 during First Quarter 2013 representing an effective tax rate of 7% on earnings before income tax of $10,704,000. This amount included a one-time benefit resulting from the American Taxpayer Relief Act of 2012 (“the Act”) which was signed into law on January 2, 2013. The Act restored the research and development credit and certain exemption under the foreign income tax rules, retroactively to the beginning of 2012. As a result, we recognized approximately $1,300,000 in benefits associated with our 2012 tax year during First Quarter 2013. Had the Act been adopted during 2012, the benefit would have been recorded during that year and First Quarter 2013 effective tax rate would have been 20%. This effective tax rate was lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions. During First Quarter 2012, we recorded an income tax expense of $2,145,000 representing an effective tax rate of 26% on earnings before income tax of $8,242,000. Our effective tax rate was estimated based upon a forecast of our full year results.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	March 31, 2013	December 31, 2012
	(In thousands)
Cash and cash equivalents	$47,977	$58,152

We manage our cash and cash equivalents in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents decreased by $10,175,000 in First Quarter 2013. As of March 31, 2013, the Company had approximately $14,706,000 in cash and cash equivalent at foreign locations. If that cash and cash equivalents were needed for our operations in the U.S. in the future we would be required to accrue and pay U.S. taxes in order to repatriate these funds. Based on our current plans, we believe we have sufficient cash in the U.S. to fund our U.S. operations and our intent is to permanently reinvest these foreign amounts outside of the U.S.

Cash provided by operating activities during First Quarter 2013 was $10,039,000 and was attributable to net income of $9,909,000, net of non-cash adjustments. Non-cash adjustments included depreciation and amortization of $7,934,000, deferred tax benefits of $740,000, gains on revaluation of financial derivatives of $1,244,000 and stock compensation of $491,000.

As of March 31, 2013, working capital was $113,401,000 compared to $124,935,000 at December 31, 2012, a decrease of $11,534,000, or 9%. Decreases in cash and cash equivalents and inventory and an increase to current maturities of long-term debt of $10,175,000, $1,518,000 and $5,291,000, respectively, were partially offset by increases in accounts receivable of $5,701,000. Account receivable increased primarily as a result of timing differences between when sales in First Quarter 2013 were recognized compared with sales recognized during the three months ended December 31, 2012 (“Fourth Quarter 2012”). Gentherm incurred proportionally more sales in the last month of First Quarter 2013 compared with the last month of Fourth Quarter 2012 due to the year-end holiday season. Current maturities of long-term debt increased due to draws made on our US Bank of America Credit Facility to finance the purchase of outstanding shares of W.E.T. held by non-controlling interests. See the General section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information about the acquisition of W.E.T. shares. During First Quarter 2013, cash was used to make payments on our outstanding term notes and Series C Convertible Preferred Stock. Total payments on outstanding borrowings were $5,182,000 and total Series C Convertible Preferred Stock payments were $8,268,000. Working Capital was also impacted by changes in currency exchange rates.

Cash used in investing activities was $46,417,000 during First Quarter 2013, reflecting the purchase of W.E.T. shares from non-controlling interests totaling $40,302,000 and purchases of property and equipment totaling $6,116,000. Purchases of property and equipment for the period are primarily related to expansion of production capacity, as well as replacement of existing equipment.

Cash provided by financing activities was $28,478,000 during First Quarter 2013, reflecting additional borrowings from our US Bank of America Credit Facility of $40,441,000 and proceeds from the exercise of common stock options of $1,487,000. These amounts were partially offset by repayments on our outstanding term notes and Series C Convertible Preferred stock totaling $5,182,000 and $8,268,000, respectively.

Series C Convertible Preferred Stock installments paid during the three month period ended March 31, 2013 are as follows (in thousands, except share data):

Installment Payments ($)
Dividend	$488
Principal	7,780

Total	$8,268

In March 2013, holders of the Series C Convertible Preferred Stock elected to covert 165 shares into shares of common stock at the conversion price of $15.83 per share. The Company issued approximately 105,000 shares of common stock related to the conversion of Series C Convertible Preferred Stock.

The Company has two outstanding credit agreements with a syndicate of banks led by Bank of America; the US Bank of America credit facility and the W.E.T. Bank of America credit facility. The US Bank of America credit facility consists of the US Term Note and Europe Term Note. These notes are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 20% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Bank of America credit facility consists of the W.E.T. Term Note, which is subject to quarterly principal payments totaling 20% annually. Principal outstanding under both the US Bank of America credit facility and W.E.T. Bank of America credit facility will be due and payable in full on March 30, 2016. Interest is payable quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.20% – 0.40% at March 31, 2013) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”), which varies based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. The base rate is equal to the highest of the Federal Funds Rate (0.09% at March 31, 2013) plus 0.5%, Bank of America’s prime rate (3.25% at March 31, 2013), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period was 1.75% for Eurocurrency Rate Loans and 0.75% for Base Rate Loans.

We have also borrowed ¥20,000,000, or $3,159,000, from Bank of China to fund a plant expansion project in China. The Bank of China loan is due in lump sum on September 10, 2013 with interest calculated at a fixed rate of 6.9%.

In February 2013, the Company made a $40,441,000 draw on the existing Europe Term Note portion of the US Bank of America credit facility to finance the purchase of shares of WET held by non-controlling interests. The Europe Term Note is now closed and additional draws are not available to Gentherm.

No amounts were outstanding under either the US Revolving Note or the W.E.T. Revolving Note as of March 31, 2013 and $29,550 and €20,000 were available under each note, respectively. Gentherm also has an outstanding Letter of Credit of $450,000 as of March 31, 2013.

The Company must maintain certain financial ratios including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio as defined by the Bank of America credit agreement. The loans are secured by all of the Company’s assets.

As of March 31, 2013, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility, the W.E.T. Bank of America credit facility and the Bank of China loan.

The following table summarizes the Company’s debt at March 31, 2013 and December 31, 2012 (in thousands).

	March 31,2013		December 31, 2012
	Interest Rate	Principal Balance	Principal Balance
US Term Note	2.02%	$28,219	$29,312
Europe Term Note	2.01%	43,367	4,476
W.E.T. Term Note	2.00%	16,603	18,852
Bank of China	6.90%	3,191	3,172
Capital Leases	5.50%	443	1,140

Total debt		91,823	56,952
Current portion		(22,509)	(17,218)

Long-term debt, less current maturities		$69,314	$39,734

The Company has a capital lease agreement with SAP for an enterprise resource planning system whose term runs until May of 2013.

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing activities. Based on its current operating plan, management believes cash and equivalents at March 31, 2013 along with proceeds from future revenues are sufficient to meet operating needs for the foreseeable future.

Recent Accounting Pronouncement

Comprehensive Income

The Financial Accounting Standards Board (“FASB”) amended ASC 220, “Comprehensive Income,” with ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires additional disclosures regarding reclassifications out of accumulated other comprehensive income and is effective for all quarterly and annual reporting periods beginning on or after January 1, 2013. While adoption of ASU 2013-02 did not have an impact on our consolidated condensed financial statements for the three-month period ending March 31, 2013, it is likely to expand our disclosures with regard to items currently reported in accumulated other comprehensive income in future periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates, short term interest rates and price fluctuations of certain material commodities, such as copper. Market risks for changes in interest rates relate primarily to our debt obligations under our Bank of America credit facilities. Foreign currency exchange risks are attributable to sales to foreign customers not denominated in the seller’s functional currency, foreign plant operations, intercompany indebtedness and purchases from foreign suppliers and include exposures to the European Euro, Mexican Peso, Canadian Dollar, Hungarian Forint and Korean Won. Our subsidiary W.E.T. regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from this risk by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. While W.E.T. continuously monitors the hedging program, derivative positions and hedging strategies and maintains documentation as to the hedging objectives, practices and procedures, W.E.T. has not typically designated its derivatives as hedging instruments for accounting purposes.

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000,000 or $12,816,000 as of March 31, 2013, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then six month Euro Interbank Offered Rate (“EURIBOR”), 0.34% at March 31, 2013, plus 1.40% and pays interest equal to the six month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.22 at March 31, 2013, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100. W.E.T. has entered into offsetting derivative contracts designed to cancel out the payment due under the CRS through the end of the CRS agreement, in 2018.

In September 2011, W.E.T. brought a lawsuit against UniCredit Bank AG (“UniCredit”), a past financial advisor, stemming from the recommendation to invest in the aforementioned CRS. On March 25, 2013, the Munich District Court in Munich, Germany ruled in favor of W.E.T., asserting that UniCredit violated its duty to properly advise W.E.T. with respect to the initial negative market value for the CRS and UniCredit’s inherent conflict of interest in recommending that W.E.T. invest in CRS. The Munich District Court ruled that UniCredit must (1) pay €144,000 to W.E.T. and (2) bear the costs of all future obligations under the CRS, which were €10,179,000, or $13,045,000 as of March 31, 2013, plus additional accrued liabilities for past due payments under the CRS of approximately €4,000,000, or $5,126,000 as of March 31, 2013. The Company expects that UniCredit will appeal the decision. If the decision is appealed, it may take up to several years until a final, non-appealable decision is rendered. As a result, the Company cannot be certain that any portion of the award by the Munich District Court will be realized by W.E.T.

In July 2011, the Company entered into a series of interest rate swap contracts designated as cash flow hedges and an interest rate cap agreement in order to hedge the exposure to variable market interest rates on the Company’s senior debt. Gains and losses reported in accumulated other comprehensive income will be reclassified to earnings once the Company’s senior debt is repaid. Information on the interest rate swap contracts is as follows:

Contract Type	Contract Term	(in thousands) Notional Value	Hedged Instruments	Fixed Rate	Variable Rate	Rate Cap
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Cap	March 31, 2016	€14,250	W.E.T. Term Note	—	3 month EURIBOR	2.75

The Company uses a market approach to value derivative instruments, analyzing observable benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of derivative instruments in our consolidated balance sheet as of March 31, 2013 is as follows (in thousands):

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,435)
					Non current liabilities	(10,610)

Total CRS						$(13,045)	$(13,045)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$2	Current liabilities	$(453)	$(451)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$146			$146
			Non current assets	2,865			$2,865

Total foreign currency derivatives				$3,013		$(453)	$2,560
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(185)	$(185)

Information related to the effect of derivative instruments on our consolidated income statements is as follows (in thousands):

	Location	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Foreign currency derivatives	Revaluation of derivatives	$(974)	$1,087
	Foreign currency gain (loss)	(291)	897

Total foreign currency derivatives		$(1,265)	$1,984
CRS	Revaluation of derivatives	$1,320	$147
Commodity derivatives	Revaluation of derivatives	$—	$126
Interest Rate Swap	Interest Expense	$(1)	$(28)
	Other Comprehensive Income	$39	$(33)

We did not incur any hedge ineffectiveness during the three months ended March 31, 2013 and 2012.

Interest Rate Sensitivity

The table below provides information about the Company’s debt obligations, derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt and capital lease obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in both U.S. dollars ($USD) and European Euros (€EUR), as indicated in parentheses.

March 31, 2013

	Expected Maturity Date
	2013	2014	2015	2016	2017	2018	2019	Total	Fair Value
	(In Thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$443	$—	$—	$—	$—	$—	$—	$443	$443
Average Interest Rate	5.50%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	5.50%
Fixed Rate (¥CNY)	$3,191	$—	$—	$—	$—	$—	$—	$3,191	$3,165
Average Interest Rate	6.90%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	6.90%
Variable Rate ($USD)	$9,702	$13,874	$14,578	$38,229	$—	$—	$—	$76,383	$76,383
Average Interest Rate	2.02%	2.02%	2.02%	2.02%	0.00%	0.00%	0.00%	2.02%
Variable Rate (€EUR)	$4,416	$4,193	$559	$2,638	$—	$—	$—	$11,806	$11,806
Average Interest Rate	1.92%	1.92%	1.92%	1.92%	0.00%	0.00%	0.00%	1.92%
Derivative Financial Instruments:
Interest Rate Swap ($USD)	$75	$17	$—	$—	$—	$—	$—	$92	$92
Average Interest Rate	0.35%	0.42%	0.00%	0.00%	0.00%	0.00%	0.00%	0.36%
Interest Rate Swap ($USD)	$37	$75	$—	$—	$—	$—	$—	$92	$92
Average Interest Rate	0.34%	0.40%	0.00%	0.00%	0.00%	0.00%	0.00%	0.35%
Interest Rate Cap (€EUR)	$—	$—	$—	$2	$—	$—	$—	$2	$2
Average Interest Rate	0.00%	0.00%	0.00%	2.75%	0.00%	0.00%	0.00%	2.75%

Exchange Rate Sensitivity

The table below provides information about the Company’s derivative financial instruments and other financial instruments by functional currency and presents such information in U.S. dollar equivalents. The table summarizes information on instruments and transactions and are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements, €EUR denominated debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

March 31, 2013

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(In Thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive USD$/Pay EUR€)
Total Contract Amount(€)	€3,796						€3,796	€(282)
Average Contract Rate	1.3769	—	—	—	—	—	1.3769
(Receive HUF/Pay EUR€)
Total Contract Amount (€)	€1,989						€1,989	€(24)
Average Contract Rate	301.66	—	—	—	—	—	301.66
(Receive CHF/Pay EUR)
Total Contract Amount (€)	€6,185	€12,336	€12,335	€12,437	€12,302	€6,151	€61,746	€2,344
Average Contract Rate	1.20	1.20	1.20	1.20	1.20	1.20	1.20
(Receive KRW/Pay EUR€)
Total Contract Amount (€)	€2,263						€2,263	€(42)
Average Contract Rate	1,458.45	—	—	—	—	—	1,458.45
$US functional currency
Forward Exchange Agreements:
(Receive USD$/Pay CAD$)
Total Contract Amount ($)	$2,551						$2,551	$5
Average Contract Rate	1.0155	—	—	—	—	—	1.0155
(Receive USD$/Pay MXN)
Total Contract Amount ($)	$803						$803	$7
Average Contract Rate	12.4525	—	—	—	—	—	12.4525

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, both as of March 31, 2013. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of March 31, 2013.

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

(b) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, however, except as described below, there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended March 31, 2013.

In September 2011, W.E.T. brought a lawsuit against UniCredit Bank AG (“UniCredit”), a past financial advisor, stemming from the recommendation to invest in the aforementioned CRS. On March 25, 2013, the Munich District Court in Munich, Germany ruled in favor of W.E.T., asserting that UniCredit violated its duty to properly advise W.E.T. with respect to the initial negative market value for the CRS and UniCredit’s inherent conflict of interest in recommending that W.E.T. invest in CRS. The Munich District Court ruled that UniCredit must (1) pay €144,000 to W.E.T. and (2) bear the costs of all future obligations under the CRS, which were €10,179,000, or $13,045,000 as of March 31, 2013, plus additional accrued liabilities for past due payments under the CRS of approximately €4,000,000, or $5,126,000 as of March 31, 2013. The Company expects that UniCredit will appeal the decision. If the decision is appealed, it may take up to several years until a final, non-appealable decision is rendered. As a result, the Company cannot be certain that any portion of the award by the Munich District Court will be realized by W.E.T.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2012.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1	Restated Articles of Incorporation (19)

3.2	Amended and Restated Bylaws of the Company (21)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (9)

4.2	Amendment to Rights Agreement, dated as of March 30, 2011, by and between the Company and Computershare Trust Company, N.A. (11)

10.1*	1993 Stock Option Plan(1)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan(2)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan (5)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan (5)

10.3.1*	2006 Equity Incentive Plan (4)

10.3.2*	Amendment to 2006 Equity Incentive Plan (6)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (7)

10.3.4*	Third Amendment to 2006 Equity Incentive Plan (10)

10.3.5*	Fourth Amendment to 2006 Equity Incentive Plan (11)

10.3.6*	Fifth Amendment to 2006 Equity Incentive Plan (16)

10.3.7*	2011 Equity Incentive Plan (12)

10.3.8*	First Amendment to 2011 Equity Incentive Plan (16)

10.3.9*	Second Amendment to 2011 Equity Incentive Plan (18)

10.4	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000 (3)

10.4.1	First Amendment to Revenue Sharing Agreement between the Company and Dr. Lon E. Bell dated December 31, 2010 (13)

10.5*	The Executive Nonqualified Defined Benefit Plan of Gentherm Incorporated effective as of April 1, 2008 (8)

10.6	Securities Purchase Agreement dated as of March 30, 2011 by and among the Company and certain institutional investors in the Series C Convertible Preferred Stock (11)

10.7.1	Credit Agreement, dated as of March 30, 2011, by and among the Company, Gentherm Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (11)

10.7.2	First Amendment to Credit Agreement, dated as of April 4, 2011, by and among the Company, Gentherm Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (15)

Exhibit Number	Description

10.7.3	Second Amendment to Credit Agreement, dated as of August 12, 2011, by and among the Company, Gentherm Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (15)

10.7.4	Third Amendment to Credit Agreement, dated as of October 28, 2011, by and among the Company, Gentherm Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (15)

10.7.5	Fourth Amendment to Credit Agreement, dated as of March 12, 2012, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (18)

10.7.6	Fifth Amendment to Credit Agreement, dated as of December 17, 2012, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (20)

10.7.7	Pledge and Security Agreement, dated as of March 30, 2011, by and among the Company, BSST LLC, ZT Plus, LLC, Gentherm Europe GmbH and Bank of America, N.A. (11)

10.7.8	Parent Guaranty, dated as of March 30, 2011, by the Company and Gentherm Europe GmbH executed in favor of Banc of America Securities Limited, in its capacity as administrative agent (11)

10.7.9	Subordination Agreement by and among the Company, Bank of America, N.A., Kingsbrook Opportunities Master Fund LP, and other buyers parties thereto (11)

10.8	Credit Agreement, dated as of March 30, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (14)

10.8.1	First Amendment to Credit Agreement, dated as of May 31, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (15)

10.8.2	Second Amendment to Credit Agreement, dated as of October 11, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (15)

10.8.3	Third Amendment to Credit Agreement, dated as of November 14, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

10.8.4	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

10.8.5	Fifth Amendment to Credit Agreement, dated as of December 17, 2012, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (20)

10.9.1*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff, which consolidates the original agreement and first and second amendments thereto (14)

10.9.2*	Third Amendment to Service Agreement between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff (23)

10.10*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Thomas Liedl (14)

10.11*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Caspar Baumhauer (14)

10.12	Registration Rights Agreement, dated as of February 15, 2013, by and between Gentherm Incorporated and Deutsche Balaton AG (22)

10.13	Balaton Rights Agreement, dated as of February 15, 2013, by and between Deutsche Balaton AG and Gentherm Incorporated (22)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(2)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 23, 2005 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2009 Annual Meeting of Stockholders and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8 filed on March 31, 2011 and incorporated herein by reference
(12)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2011 Annual Meeting of Stockholders and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed February 17, 2011 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 4, 2011 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2011 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 15, 2012 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2012 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 11, 2012 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed November 5, 2012 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 21, 2012 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 2, 2013 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed February 21, 2013 and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 15, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated
(Registrant)

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: May 9, 2013

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 9, 2013