Form 10-Q
period 2013-06-30
GENTHERM Inc
filed 2013-08-05
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 0-21810

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

At August 1, 2013, the registrant had 34,068,543 shares of Common Stock, no par value, issued and outstanding.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$49,401	$58,152
Accounts receivable, less allowance of $2,478 and $2,474, respectively	113,823	102,261
Inventory:
Raw Materials	32,368	28,279
Work in process	2,696	2,461
Finished goods	21,146	23,016
Inventory, net	56,210	53,756
Derivative financial instruments	123	160
Deferred income tax assets	13,450	15,006
Prepaid expenses and other assets	16,014	12,809
Total current assets	249,021	242,144
Property and equipment, net	64,704	55,010
Goodwill	24,362	24,729
Other intangible assets	86,710	95,870
Deferred financing costs	1,457	1,880
Deferred income tax assets	7,672	5,361
Derivative financial instruments	2,463	4,141
Other non-current assets	10,078	10,062
Total assets	$446,467	$439,197
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$58,958	$42,508
Accrued liabilities	53,315	54,157
Current maturities of long-term debt	22,598	17,218
Derivative financial instruments	2,737	3,326
Total current liabilities	137,608	117,209
Pension benefit obligation	4,858	5,009
Other liabilities	3,124	4,540
Long-term debt, less current maturities	70,230	39,734
Derivative financial instruments	10,004	13,245
Deferred income tax liabilities	21,983	21,828
Total liabilities	247,807	201,565
Series C Convertible Preferred Stock	6,809	22,469
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 34,052,503 and 29,818,225 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	221,079	166,309
Paid-in capital	(7,621)	24,120
Accumulated other comprehensive loss	(18,059)	(11,231)
Accumulated deficit	(4,686)	(17,383)
Total Gentherm Incorporated shareholders’ equity	190,713	161,815
Non-controlling interest	1,138	53,348
Total shareholders’ equity	191,851	215,163
Total liabilities and shareholders’ equity	$446,467	$439,197

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Product revenues	$160,520	$136,153	$308,610	$265,679
Cost of sales	120,368	101,885	229,407	198,907
Gross margin	40,152	34,268	79,203	66,772
Operating expenses:
Net research and development expenses	12,403	10,228	24,244	20,309
Acquisition transaction expenses	422	—	1,585	—
Selling, general and administrative	18,908	15,439	35,164	29,412
Total operating expenses	31,733	25,667	60,993	49,721
Operating income	8,419	8,601	18,210	17,051
Interest expense	(873)	(1,048)	(1,854)	(2,184)
Revaluation of derivatives	638	(1,423)	984	(63)
Foreign currency gain (loss)	(889)	3,289	98	2,778
Income (loss) from equity investment	17	(33)	242	(231)
Other income	164	272	500	549
Earnings before income tax	7,476	9,658	18,180	17,900
Income tax expense	1,948	2,813	2,743	4,958
Net income	5,528	6,845	15,437	12,942
Gain attributable to non-controlling interest	(19)	(1,432)	(1,277)	(2,819)
Net income attributable to Gentherm Incorporated	5,509	5,413	14,160	10,123
Convertible preferred stock dividends	(540)	(1,840)	(1,463)	(4,005)

Net income attributable to common shareholders	$4,969	$3,573	$12,697	$6,118

Basic earnings per share	$0.15	$0.12	$0.38	$0.23
Diluted earnings per share	$0.15	$0.12	$0.37	$0.22

Weighted average number of shares – basic	32,658	29,568	33,698	27,023
Weighted average number of shares – diluted	33,167	30,103	34,143	27,641

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Net income	$15,437	$12,942
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(6,903)	(2,431)
Unrealized gain (loss) on interest rate derivative securities	75	(30)
Other comprehensive loss, net of tax	$(6,828)	$(2,461)
Comprehensive income	8,609	10,481
Less: comprehensive income attributable to the non-controlling interest	1,277	2,819
Comprehensive income attributable to Gentherm Incorporated	$7,332	$7,662

See accompanying notes to the consolidated condensed financial statements.

gentherm INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net income	$15,437	$12,942
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,730	15,292
Deferred tax provision	(1,210)	884
Stock compensation	998	517
Defined benefit plan expense	(105)	(207)
Provision of doubtful accounts	(8)	(210)
Gain on revaluation of financial derivatives	(1,878)	(1,039)
Loss (gain) on equity investment	(197)	231
Loss (gain) on sale of property, plant and equipment	(16)	56
Excess tax benefit from equity awards	(204)	(1,068)
Changes in operating assets and liabilities:
Accounts receivable	(12,028)	(11,248)
Inventory	(2,835)	569
Prepaid expenses and other assets	(4,091)	(6,891)
Accounts payable	14,470	(46)
Accrued liabilities	2,372	7,187
Net cash provided by operating activities	26,435	16,969
Investing Activities:
Purchase of non-controlling interest	(46,827)	—
Purchase of derivative financial instruments	—	(7,787)
Proceeds from the sale of property, plant and equipment	9	18
Purchase of property and equipment	(18,032)	(8,126)
Loan to equity investment	—	(350)
Patent costs	—	(36)
Net cash used in investing activities	(64,850)	(16,281)
Financing Activities:
Borrowing of debt	46,280	81
Repayments of debt	(10,286)	(15,403)
Distributions paid to non-controlling interests	—	(290)
Proceeds from public offering of common stock	—	75,547
Excess tax benefit from equity awards	204	1,068
Cash paid to Series C Preferred Stock Holders	(8,945)	(8,776)
Proceeds from sale of W.E.T. equity to non-controlling interest	—	1,921
Proceeds from the exercise of Common Stock options	2,411	340
Net cash provided by financing activities	29,664	54,488
Foreign currency effect	—	(1,721)
Net increase (decrease) in cash and cash equivalents	(8,751)	53,455
Cash and cash equivalents at beginning of period	58,152	23,839
Cash and cash equivalents at end of period	$49,401	$77,294
Supplemental disclosure of cash flow information:
Cash paid for taxes	$3,360	$4,332
Cash paid for interest	$1,368	$2,146
Supplemental disclosure of non-cash transactions:
Common stock issued to Board of Directors and employees	$374	$149
Issuance of common stock to non-controlling interest	$42,517	$—
Issuance of common stock for Series C Preferred Stock conversion	$8,276	$—

See accompanying notes to the consolidated condensed financial statements.

Gentherm INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Gentherm Equity	Non- Controlling Interest	Total
	Shares	Amount
Balance at December 31, 2012	29,818	$166,309	$24,120	$(17,383)	$(11,231)	$161,815	$53,348	$215,163
Exercise of Common Stock options for cash	388	3,603	(988)	—	—	2,615	—	2,615
Stock issued upon conversion of preferred stock	523	8,276	—	—	—	8,276	—	8,276
Stock option compensation	—	—	624	—	—	624	—	624
Common Stock issued to Board of Directors and employees	24	374	—	—	—	374	—	374
Convertible preferred stock dividends	—	—	—	(1,463)	—	(1,463)	—	(1,463)
Acquisition of non-controlling interest	3,300	42,517	(31,377)	—	—	11,140	(53,487)	(42,347)
Currency hedge	—	—	—	—	75	75	—	75
Currency translation	—	—	—	—	(6,903)	(6,903)	—	(6,903)
Net income	—	—	—	14,160	—	14,160	1,277	15,437
Balance at June 30, 2013	34,053	$221,079	$(7,621)	$(4,686)	$(18,059)	$190,713	$1,138	$191,851

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 – The Company

Gentherm Incorporated is a leading supplier of thermal seat comfort and cable systems to the global automotive industry. Unless the context otherwise requires, the terms “Gentherm”, “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated. The term “historical Gentherm” used herein excludes W.E.T. Automotive Systems AG (“W.E.T.”), a subsidiary of Gentherm Incorporated. The Company performs design, development and manufacturing functions in locations aligned with our major customers’ product strategies in order to grow and expand our business around the globe. We are working to expand application of our existing technologies into new markets and products and to develop and refine new technologies to improve our existing products.

On February 22, 2013, historical Gentherm acquired an additional 442,253 shares in W.E.T., representing approximately 14% of the total outstanding shares in W.E.T., through a transaction agreement with W.E.T.’s largest minority shareholder. The Company paid 3,300,000 shares of Gentherm common stock and cash of €5,408, or $7,247, for these shares. As of June 30, 2013, we had acquired an additional 309,460 shares in W.E.T., raising our total ownership interest in W.E.T. above 99%. These additional shares were purchased at a price of €85 per share for a total of €26,304, or $35,247. Gentherm borrowed an additional $40,441 from the US Bank of America credit facility in connection with the purchase of these shares. See Note 6 below for additional information about the US Bank of America credit facility.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

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

GENTHERM INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 3 – Earnings per Share – Continued

The following summarizes the amounts included in the dilutive shares as disclosed on the face of the consolidated condensed statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of shares for calculation of basic EPS – Common Stock	32,658,311	29,567,545	33,698,083	27,023,219
Impact of stock options outstanding under the 1997, 2006 and 2011 Stock Option Plans	508,917	535,918	445,175	617,704
Weighted average number of shares for calculation of diluted EPS	33,167,228	30,103,463	34,143,258	27,640,923

The accompanying table represents Common Stock issuable upon the exercise of certain stock options, the Series C Convertible Preferred Stock and potential dividends paid in common stock that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options outstanding under the 2006, 2011 and 2013 Stock Option Plans	58,000	84,000	58,000	84,000
Series C Convertible Preferred Stock	444,953	2,637,085	444,953	2,637,085
	502,953	2,721,085	502,953	2,721,085

Note 4 – Segment Reporting

Segment information is used by management for making operating decisions and assessing the performance of the Company. Management evaluates the performance of its segments based primarily on operating income.

The Company’s reportable segments are as follows:

•	Climate Control Seats (CCS) – variable temperature seat climate control system designed to improve the temperature comfort of automobile passengers. This segment also includes the heated and cooled cup holder and heated and cooled mattress divisions. This segment represents historical Gentherm business only. It does not include seat climate control products of historical W.E.T.

•	Advanced Technology – a division engaged in research and development efforts to improve the efficiency of thermoelectric devices and to develop, market and distribute products based on this new technology. It includes U.S. Department of Energy sponsored research projects, such as the development of a commercially viable thermoelectric generator.

•	W.E.T. Automotive AG (W.E.T.) – W.E.T. is being evaluated currently as an individual segment until such time as Gentherm is able to fully evaluate and implement its future integration plans and strategy.

GENTHERM INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 4 – Segment Reporting – Continued

The tables below present segment information about the reported product revenues and operating income of the Company for the three month period ended June 30, 2013 and 2012. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level at this time. Goodwill as of June 30, 2013 and 2012 pertained entirely to our W.E.T. segment.

Three Months Ended June 30,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2013:
Product revenues	$32,785	$—	$127,735	$—	$160,520
Depreciation and amortization	345	113	7,070	268	7,796
Operating income (loss)	8,900	(1,840)	7,836	(6,477)	8,419

2012:
Product revenues	$33,153	$—	$103,000	$—	$136,153
Depreciation and amortization	313	82	7,115	261	7,771
Operating income (loss)	8,738	(1,815)	6,703	(5,025)	8,601

The Advanced Technology operating loss for the three months ended June 30, 2013 and 2012 is net of $612 and $665, respectively, of reimbursed research and development costs. Reconciling items include historical Gentherm’s corporate selling, general and administrative costs and acquisition transaction costs.

Six Months Ended June 30,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2013:
Product revenues	$65,763	$—	$242,847	$—	$308,610
Depreciation and amortization	678	227	14,273	552	15,730
Operating income (loss)	17,801	(3,630)	17,110	(13,071)	18,210

2012:
Product revenues	$62,151	$—	$203,528	$—	$265,679
Depreciation and amortization	506	258	14,005	523	15,292
Operating income (loss)	15,710	(3,630)	14,025	(9,054)	17,051

The Advanced Technology operating loss for the six months ended June 30, 2013 and 2012 is net of $1,222 and $1,107, respectively, of reimbursed research and development costs. Reconciling items include historical Gentherm’s corporate selling, general and administrative costs and acquisition transaction costs.

GENTHERM INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 4 – Segment Reporting – Continued

Total revenues information by geographic area:

	Three Months Ended June 30,
	2013		2012
United States	$71,569	45%	$57,510	42%
Germany	20,492	13%	15,770	12%
China	15,548	10%	14,561	11%
South Korea	14,028	9%	12,975	10%
Japan	9,299	6%	7,259	5%
Czech Republic	4,118	3%	4,103	3%
Mexico	4,023	2%	4,249	3%
United Kingdom	4,007	2%	2,865	2%
Canada	3,582	2%	4,428	3%
Other	13,854	8%	12,433	9%
Total product revenues	$160,520	100%	$136,153	100%

	Six Months Ended June 30,
	2013		2012
United States	$134,627	44%	$113,221	43%
Germany	40,365	13%	33,711	13%
China	29,600	10%	25,737	10%
South Korea	25,487	8%	20,919	8%
Japan	18,272	6%	13,298	5%
United Kingdom	8,131	3%	6,548	2%
Czech Republic	7,756	2%	8,695	3%
Mexico	7,450	2%	8,685	3%
Canada	7,085	2%	8,584	3%
Other	29,837	10%	26,281	10%
Total product revenues	$308,610	100%	$265,679	100%

Note 5 – Series C Convertible Preferred Stock

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

GENTHERM INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 5 – Series C Convertible Preferred Stock – Continued

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

In May 2013, holders of the Series C Convertible Preferred Stock elected to convert 650 shares into shares of common stock at the conversion price of $15.83 per share. The Company issued approximately 418,000 shares of common stock related to the conversion of Series C Convertible Preferred Stock. Our stock price is currently trading above the $15.83 conversion price, making it likely we will experience further dilution.  A total of 739 shares of Series C Convertible Preferred Stock remain outstanding as of June 30, 2013, which is approximately equal to 467,000 shares of common stock if converted at $15.83 per share.

Total Series C Convertible Preferred Stock installments made in cash during the six months period ended June 30, 2013 is as follows:

Installment Payments ($)
Dividend	$665
Principal	8,280
Total	$8,945

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

The US Term Note and Europe Term Note are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 10% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Term Note is subject to quarterly principal payments totaling 20% annually. Principal outstanding under the two credit facilities will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EURIBOR) rate (“Eurocurrency Rate Loans”) (0.20% – 0.40% at June 30, 2013) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”), which varies based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. The base rate is equal to the highest of the Federal Funds Rate (0.07% at June 30, 2013) plus 0.5%, Bank of America’s prime rate (3.25% at June 30, 2013), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period was 2.25% for Eurocurrency Rate Loans and 1.25% for Base Rate Loans. The Company must maintain a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio, as defined by the Bank of America credit agreement. The loans are secured by all of the Company’s assets.

In February 2013, the Company made a $40,441 draw on the existing Europe Term Note portion of the US Bank of America credit facility to finance the purchase of shares of WET held by non-controlling interests. The Europe Term Note is now closed and additional draws are not available to Gentherm.

GENTHERM INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 6 – Debt – Continued

We have also borrowed CN¥20,000, or $3,159, from Bank of China to fund a plant expansion project in China. The Bank of China loan is due in lump sum on September 10, 2013 with interest calculated at a fixed rate of 6.9%.

In May 2013, the Company made an initial draw of €2,000, or $2,601, on a loan from the German Investment Corporation, a subsidiary of KfW banking group, a German government-owned development bank (“DEG Loan”), to fund the China plant expansion project. The loan will repay the Bank of China short term financing used to complete the project.  The initial draw has an interest rate of 3% over a calculated EURIBOR rate of 0.231%.  An additional €2,000 draw will be made in the 3rd quarter of 2013.  In September 2013, the entire outstanding balance will be rolled into a fixed interest rate loan with an interest rate of 3% plus the Euro Swap Rate, as defined by the credit agreement. The Euro Swap Rate at the end of June was approximately 1.05%. The DEG Loan will be subject to semi-annual principal payments beginning March, 2015 and ending September, 2019.  Under the terms of the loan, the Company must maintain a minimum Debt-to-Equity Ratio, Current Ratio and Debt Service Coverage Ratio based on the financial statements of W.E.T. Automotive Systems (China) Limited, as defined by the DEG Loan agreement.

The Company’s capital lease agreement for an enterprise resource planning system ended in May.  A new lease agreement an enterprise resource planning system commenced in June and will end May, 2015.  Under the terms of the lease, the Company must maintain certain financial covenants. Ownership of the system will be transferred to the Company at the end of the agreement.

No amounts were outstanding under either the US Revolving Note or the W.E.T. Revolving Note as of June 30, 2013 and $29,550 and €20,000 were available under each note, respectively. Gentherm has an outstanding Letter of Credit of $450 as of June 30, 2013.

The following table summarizes the Company’s debt at June 30, 2013 and at December 31, 2012.

	June 30, 2013		December 31, 2012
	Interest Rate	Principal Balance	Principal Balance
US Term Note	2.53%	$27,125	$29,312
Europe Term Note	2.51%	42,036	4,476
W.E.T. Term Note	2.00%	14,710	18,852
Bank of China	6.90%	3,240	3,172
DEG Loan	3.23%	2,601	—
Capital Leases	4.20%	3,116	1,140
Total debt		92,828	56,952
Current portion		(22,598)	(17,218)
Long-term debt, less current maturities		$70,230	$39,734

As of June 30, 2013, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility, the W.E.T. Bank of America credit facility, the Bank of China loan, DEG loan and the capital lease agreement.

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

GENTHERM INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 7 – Derivative Financial Instruments – Continued

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000, or $13,007 as of June 30, 2013, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then six month Euro Interbank Offered Rate (“EURIBOR”), 0.34% at June 30, 2013, plus 1.40% and pays interest equal to the six month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.23 at June 30, 2013, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100. In 2012, W.E.T. entered into offsetting derivative contracts designed to cancel out the payment due under the CRS through the end of the CRS agreement, in 2018.

In September 2011, W.E.T. brought a lawsuit against UniCredit Bank AG (“UniCredit”), a past financial advisor, stemming from the recommendation to invest in the aforementioned CRS. On March 25, 2013, the Munich District Court in Munich, Germany ruled in favor of W.E.T., asserting that UniCredit violated its duty to properly advise W.E.T. with respect to the initial negative market value for the CRS and UniCredit’s inherent conflict of interest in recommending that W.E.T. invest in CRS. The Munich District Court ruled that UniCredit must (1) pay €144 to W.E.T. and (2) bear the costs of all future obligations under the CRS, which were €9,460 or $12,305 as of June 30, 2013, plus additional accrued liabilities for past due payments under the CRS of approximately €4,047, or $5,264 as of June 30, 2013. UniCredit has appealed the decision. As a result, the Company cannot be certain that any portion of the decision by the Munich District Court will be realized by W.E.T. See the derivatives table below for information about our future obligations under the CRS as of June 30, 2013.

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

GENTHERM INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 7 – Derivative Financial Instruments – Continued

Information related to the recurring fair value measurement of derivative instruments in our consolidated balance sheet as of June 30, 2013 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,300)
					Non current liabilities	(10,004)
Total CRS						$(12,304)	$(12,304)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$5	Current liabilities	$(288)	$(283)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$118			$118
			Non current assets	2,463			$2,463
Total foreign currency derivatives				$2,586		$(288)	$2,298
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(149)	$(149)

Information relating to the effect of derivative instruments on our consolidated income statements is as follows:

	Location	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Foreign currency derivatives	Revaluation of derivatives	$(301)	$(1,275)
	Foreign currency gain (loss)	(127)	(418)
Total foreign currency derivatives		$(428)	$(1,693)
CRS	Revaluation of derivatives	$940	$2,260
Commodity derivatives	Revaluation of derivatives	$—	$—
Interest Rate Swap	Interest Expense	$2	$2
	Other Comprehensive Income	$36	$75

GENTHERM INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 7 – Derivative Financial Instruments – Continued

	Location	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Foreign currency derivatives	Revaluation of derivatives	$(1,565)	$(478)
	Foreign currency gain (loss)	(226)	671
Total foreign currency derivatives		$(1,791)	$193
CRS	Revaluation of derivatives	$123	$270
Commodity derivatives	Revaluation of derivatives	$19	$145
Interest Rate Swap	Interest Expense	$(14)	$(42)
	Other Comprehensive Income	$3	$(30)

We did not incur any hedge ineffectiveness during the six months ended June 30, 2013 and 2012.

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

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of June 30, 2013 and 2012, the Company did not realize any changes to the fair value of these assets due to events that negatively impacted their recoverability.

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

General

Gentherm Incorporated designs, develops, manufactures and markets proprietary thermal seat comfort systems and cable systems for sale to automobile and truck original equipment manufacturers (“OEMs”). The Company’s current reportable segments are Climate Controlled Seats (“CCS”), Advanced Technology and W.E.T. CCS represents historical Gentherm’s seat climate control systems, which are designed to improve the temperature comfort of automobile passengers. The CCS segment includes sales of our heated and cooled cup holder and heated and cooled mattress, both of which utilize our proprietary thermoelectric device (“TED”) technology.

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

On February 22, 2013, historical Gentherm acquired an additional 442,253 shares in W.E.T., representing approximately 14% of the total outstanding shares in W.E.T., through a transaction agreement with W.E.T.’s largest minority shareholder. The Company paid 3,300,000 shares of Gentherm common stock and cash of €5,408,000 or $7,247,000 for these shares. As of June 30, 2013, we had acquired an additional 309,460 shares in W.E.T., raising our total ownership interest in W.E.T. above 99%. These additional shares were purchased at a price of €85 per share for a total of €26,304,000 or $35,247,000. Gentherm borrowed an additional $40,441,000 from the US Bank of America credit facility in connection with the purchase of these shares. See Note 6 of the accompanying Notes to Unaudited Consolidated Condensed Financial Statements for additional information about the US Bank of America credit facility.

On February 22, 2013, the Company registered a Domination and Profit and Loss Transfer Agreement (“DPLTA”) in Germany with respect to W.E.T. The DPLTA essentially allows historical Gentherm and W.E.T. to be managed as one operational entity.

Management is currently in the process of developing new segments based on future integration plans for W.E.T. and a new global strategy.

Second Quarter 2013 Compared with Second Quarter 2012

Segment information is used by management for making operating decisions and assessing the performance of the Company. Management evaluates the performance of its segments based primarily on operating income.

The Company’s reportable segments are as follows:

•	Climate Control Seats (CCS) – variable temperature seat climate control system designed to improve the temperature comfort of automobile passengers. This segment also includes the heated and cooled cup holder and heated and cooled mattress divisions. This segment represents historical Gentherm business only. It does not include seat climate control products of W.E.T.

•	Advanced Technology – a division engaged in research and development efforts to improve the efficiency of thermoelectric devices and to develop, market and distribute products based on this new technology. It includes U.S. Department of Energy sponsored research projects, such as the development of a commercially viable thermoelectric generator.

•	W.E.T. Automotive AG (W.E.T.) – W.E.T. is being evaluated currently as an individual segment until such time as Gentherm is able to fully evaluate and implement its future integration plans and strategy.

The following table presents segment information about the reported product revenues and operating income of the Company for the three month period ended June 30, 2013 and 2012.

Three Months Ended June 30,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
	(In Thousands)
2013:
Product revenues	$32,785	$—	$127,735	$—	$160,520
Depreciation and amortization	345	113	7,070	268	7,796
Operating income (loss)	8,900	(1,840)	7,836	(6,477)	8,419

2012:
Product revenues	$33,153	$—	$103,000	$—	$136,153
Depreciation and amortization	313	82	7,115	261	7,771
Operating income (loss)	8,738	(1,815)	6,703	(5,025)	8,601

Product Revenues. Product revenues for the three months ended June 30, 2013 (“Second Quarter 2013”) were $160,520,000 compared with product revenues of $136,153,000 for the three months ended June 30, 2012 (“Second Quarter 2012”), an increase of $24,367,000, or 18%. Product revenues for W.E.T. grew by $24,735,000, or 24% while product revenues for CCS decreased by $368,000 or 1%, compared to Second Quarter 2012. Lower CCS revenue was primarily driven by a significant decrease in the Kia K9 program which has experienced poor sales during the period.  This was offset by program launches since Second Quarter 2012 including the redesigned Land Rover Range Rover and additional volume on programs launched during Second Quarter 2012 including the Nissan Pathfinder and Infiniti JX.  Production volumes on existing vehicle platforms were higher in North America but lower in Japan. The weakness in Japan primarily reflected certain mature vehicle programs that are expected to be refreshed in the coming months. W.E.T. product revenue increases resulted from strong automotive volumes in North America and Asia and continued market penetration in the automotive cable business. W.E.T.’s European based sales were 16% higher than the prior year despite local economic weakness partly due to the market penetration or the cable business. Foreign currency translation of our Euro denominated product revenue for Second Quarter 2013, which was approximately €35,454,000 verses €30,558,000 during Second Quarter 2012, benefited our product revenue results by approximately $741,000. The average US Dollar/Euro exchange rate for Second Quarter 2013 was 1.3056 versus 1.2847 for Second Quarter 2012.

Cost of Sales. Cost of sales increased to $120,368,000 in Second Quarter 2013 from $101,885,000 in Second Quarter 2012. This increase of $18,483,000, or 18%, is due to increased sales volume and a lower gross margin percentage. An unfavorable change in product mix, higher material costs and costs to establish a new electronics production facility in Shenzhen, Chia offset partially by greater coverage of fixed costs at the higher volume levels contributed to the lower gross profit percentage during Second Quarter 2013. The electronics facility will produce products for our existing business in the coming quarters and is expected to generate new product revenue streams in future periods.

Net Research and Development Expenses. Net research and development expenses were $12,403,000 during Second Quarter 2013 compared to $10,228,000 in Second Quarter 2012, an increase of $2,175,000, or 21%. This increase is primarily driven by additional resources, including personnel, focused on application engineering for new production programs on existing products, development of new products, start-up costs for the new electronic production facility and a program to develop the next generation of seat comfort products using the best ideas and designs of the combined Gentherm and W.E.T. systems.  New product development includes automotive heated and cool storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. We incurred $422,000 in fees, legal and other expenses associated with the acquisition of W.E.T. shares during Second Quarter 2013 and subsequent squeeze-out procedures during the Second Quarter 2013.  We did not incur any acquisition transaction expenses during Second Quarter 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $18,908,000 in Second Quarter 2013 from $15,439,000 in Second Quarter 2012, an increase of $3,469,000, or 22%. This increase is partially due to the termination amounts paid to the former Chief Executive Officer of W.E.T. who resigned during the Second Quarter 2013.  Such amounts totaled approximately $1,800,000.  Other increases in expenses are due to higher legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases. The additional employees are primarily related to establishing a new electronics production facility in Shenzhen, China, increasing sales and marketing efforts aimed at supporting our current product development strategy and beginning the integration process between historical Gentherm and W.E.T. We incurred approximately $300,000 in incremental audit and accounting expenses driven by Sarbanes-Oxley compliance implementation for W.E.T. which began during Second Quarter 2012. We believe that our selling, general and administrative costs will level off as we work through the integration process and implement cost reduction initiatives enabled by this integration over the next three years.

Income Tax Expense. We recorded an income tax expense of $1,948,000 during Second Quarter 2013 representing an effective tax rate of 26% on earnings before income tax of $7,476,000.  This effective tax rate was lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions. During the Second Quarter 2012, we recorded an income tax expense of $2,813,000 representing an effective tax rate of 29% on earnings before income tax of $9,658,000. Our effective tax rate was estimated based upon a forecast of our full year results.

First Half 2013 Compared with First Half 2012

The following table presents segment information about the reported product revenues and operating income of the Company for the six month period ended June 30, 2013 and 2012.

Six Months Ended June 30,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
	(In Thousands)
2013:
Product revenues	$65,763	$—	$242,847	$—	$308,610
Depreciation and amortization	678	227	14,273	552	15,730
Operating income (loss)	17,801	(3,630)	17,110	(13,071)	18,210

2012:
Product revenues	$62,151	$—	$203,528	$—	$265,679
Depreciation and amortization	506	258	14,005	523	15,292
Operating income (loss)	15,710	(3,630)	14,025	(9,054)	17,051

Product Revenues. Product revenues for the six months ended June 30, 2013 (“First Half 2013”) were $308,610,000 compared with product revenues of $265,679,000 for the six months ended June 30, 2012 (“First Half 2012”), an increase of $42,931,000, or 16%. Product revenues for CCS increased by $3,612,000 or 6% while product revenues for W.E.T. grew by $39,319,000, or 19%, compared to First Half 2012. Higher CCS revenue was primarily driven by new program launches since First Half 2012 including the newly redesigned Land Rover Range Rover and additional volume on programs launched during First Half 2012 including the Nissan Pathfinder and Infiniti JX. Production volumes on existing vehicle platforms were higher in North America but lower in Japan and Korea. The weakness in Japan primarily reflected certain mature vehicle programs that are expected to be refreshed in the coming months. Weakness in Korea was due to a production volume decrease in the Kia K9 program which has experienced poor retail sales during the period. Product revenue increases resulted from strong automotive volumes in North America and Asia and continued market penetration in the automotive cable business. W.E.T.’s European based sales were 11%  higher than the prior year despite local economic weakness partly due to the market penetration of the cable business. Foreign currency translation of our Euro denominated product revenue for First Half 2013, which was approximately €70,420,000 verses €63,664,000 during First Half 2012, increased the US Dollar reported product revenue by approximately $1,100,000. The average US Dollar/Euro exchange rate for First Half 2013 was 1.3133 versus 1.2978 for First Half 2012.

Cost of Sales. Cost of sales increased to $229,407,000 in First Half 2013 from $198,907,000 in First Half 2012. This increase of $30,500,000, or 15%, is due to increased sales volume offset by higher gross margin percentages. A favorable change in product mix and greater coverage of fixed costs at the higher volume levels, increased historical gross profit percentage during First Half 2013 to approximately 26% compared with 25% during First Half 2012. Gross profit was partially offset by costs to establish a new electronics production facility in Shenzhen, China. The electronics facility will produce products for our existing business in the coming quarters and is expected to generate new product revenue streams in future periods.

Net Research and Development Expenses. Net research and development expenses were $24,244,000 during First Half 2013 compared to $20,309,000 in First Half 2012, an increase of $3,935,000, or 19%. This increase is primarily driven by additional resources, including personnel, focused on application engineering for new production programs on existing products, development of new products, start-up costs for the new electronic production facility and a program to develop the next generation of seat comfort products using the best ideas and designs of the combined Gentherm and W.E.T. systems. New product development includes automotive heated and cool storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. We incurred $1,585,000 in fees, legal and other expenses associated with the acquisition of W.E.T. shares and subsequent squeeze out procedures during First Half 2013. These fees included payments totaling $750,000 to the holders of our Series C Convertible Preferred Stock who waived certain equity offering participation rights allowing for the partial funding of W.E.T. shares with Gentherm common stock. We did not incur any acquisition transaction expenses during First Half 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $35,164,000 in First Half 2013 from $29,412,000 in First Half 2012, an increase of $5,752,000, or 20%. This increase is partially due to the termination amounts paid to the former Chief Executive Officer of W.E.T. who resigned during the Second Quarter 2013.  Such amounts totaled approximately $1,800,000.  We have also experienced an increase in expenses due to higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases. The additional employees are primarily related to establishing a new electronics production facility in Shenzhen, China, increasing sales and marketing efforts aimed at supporting our current product development strategy and beginning the integration process between historical Gentherm and W.E.T. We incurred approximately $550,000 in incremental audit and accounting expenses driven by Sarbanes-Oxley compliance implementation for W.E.T. which began during Second Quarter 2012. We believe that our selling, general and administrative costs will level off as we work through the integration process and implement cost reduction initiatives enabled by this integration over the next three years.

Income Tax Expense. We recorded an income tax expense of $2,743,000 during First Half 2013 representing an effective tax rate of 15% on earnings before income tax of $18,180,000. This amount included a one-time benefit resulting from the American Taxpayer Relief Act of 2012 (“the Act”) which was signed into law on January 2, 2013. The Act restored the research and development credit and certain exemption under the foreign income tax rules, retroactively to the beginning of 2012. As a result, we recognized approximately $1,300,000 in benefits associated with our 2012 tax year during First Half 2013. Had the Act been adopted during 2012, the benefit would have been recorded during that year and First Half 2013 effective tax rate would have been 22%. This effective tax rate was lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions. During First Half 2012, we recorded an income tax expense of $4,958,000 representing an effective tax rate of 28% on earnings before income tax of $17,900,000. Our effective tax rate was estimated based upon a forecast of our full year results.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	June 30, 2013	December 31, 2012
	(In thousands)
Cash and cash equivalents	$49,401	$58,152

We manage our cash and cash equivalents in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents decreased by $8,751,000 in First Half 2013. As of June 30, 2013, the Company had approximately $17,360,000 in cash and cash equivalent at foreign locations. If that cash and cash equivalents were needed for our operations in the U.S. in the future we would be required to accrue and pay U.S. taxes in order to repatriate these funds. Based on our current plans, we believe we have sufficient cash in the U.S. to fund our U.S. operations and our intent is to permanently reinvest these foreign amounts outside of the U.S.

Cash provided by operating activities during First Half 2013 was $26,435,000 and was attributable to net income of $15,437,000, net of non-cash adjustments. Non-cash adjustments included depreciation and amortization of $15,730,000, deferred tax benefits of $1,210,000, gains on revaluation of financial derivatives of $1,878,000 and stock compensation of $998,000.

As of June 30, 2013, working capital was $111,413,000 compared to $124,935,000 at December 31, 2012, a decrease of $13,522,000, or 11%. Decreases in cash and cash equivalents and increases to accounts payable and current maturities of long-term debt of $8,751,000, $14,470,000 and $5,380,000, respectively, were partially offset by increases in accounts receivable, inventory and prepaid expenses and other assets of $12,028,000, $2,835,000 and $4,091,000. Account receivable increased primarily as a result of increases in product revenues and timing differences between when sales in Second Quarter 2013 were realized compared with sales realized during the three months ended December 31, 2012 (“Fourth Quarter 2012”). Gentherm incurred proportionally more sales in the last month of Second Quarter 2013 compared with the last month of Fourth Quarter 2012 due to the year-end holiday season.

Current maturities of long-term debt increased due to draws made on our US Bank of America Credit Facility to finance the purchase of outstanding shares of W.E.T. held by non-controlling interests. See General under Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information about the acquisition of W.E.T. shares. During First Half 2013, cash was used to make payments on our outstanding term notes and Series C Convertible Preferred Stock. Total payments on outstanding borrowings were $10,286,000 and total Series C Convertible Preferred Stock payments were $8,945,000. Working Capital also increased by changes in currency exchange rates.

Cash used in investing activities was $64,850,000 during First Half 2013, reflecting the purchase of W.E.T. shares from non-controlling interests totaling $46,827,000 and purchases of property and equipment totaling $18,032,000. Purchases of property and equipment for the period are primarily related to expansion of production capacity, including equipment and leasehold improvements for the new electronics manufacturing facility in Shenzhen, China, as well as replacement of existing equipment.

Cash provided by financing activities was $29,644,000 during First Half 2013, reflecting additional borrowings from our US Bank of America Credit Facility and a new loan with the German Investment Corporation (“DEG”) totaling $46,280,000 and proceeds from the exercise of common stock options of $2,411,000. These amounts were partially offset by repayments on our outstanding term notes and Series C Convertible Preferred stock totaling $10,286,000 and $8,945,000, respectively.

Series C Convertible Preferred Stock installments paid during the six month period ended June 30, 2013 are as follows (in thousands):

Installment Payments ($)
Dividend	$665
Principal	8,280
Total	$8,945

In March 2013, holders of the Series C Convertible Preferred Stock elected to covert 165 shares into shares of common stock at the conversion price of $15.83 per share. The Company issued approximately 105,000 shares of common stock related to the conversion of Series C Convertible Preferred Stock.

In May 2013, holders of the Series C Convertible Preferred Stock elected to convert 650 shares into shares of common stock at the conversion price of $15.83 per share. The Company issued approximately 418,000 shares of common stock related to the conversion of Series C Convertible Preferred Stock. Our stock price is currently trading above the $15.83 conversion price, making it likely we will experience further dilution.  A total of 739 shares of Series C Convertible Preferred Stock remain outstanding as of June 30, 2013, which is approximately equal to 467,000 shares of common stock if converted at $15.83 per share.

The Company has two outstanding credit agreements with a syndicate of banks led by Bank of America; the US Bank of America credit facility and the W.E.T. Bank of America credit facility. The US Bank of America credit facility consists of the US Term Note and Europe Term Note. These notes are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 20% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Bank of America credit facility consists of the W.E.T. Term Note, which is subject to quarterly principal payments totaling 20% annually. Principal outstanding under both the US Bank of America credit facility and W.E.T. Bank of America credit facility will be due and payable in full on March 30, 2016. Interest is payable quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EURIBOR) rate (“Eurocurrency Rate Loans”) (0.20% – 0.40% at June 30, 2013) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”), which varies based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. The base rate is equal to the highest of the Federal Funds Rate (0.07% at June 30, 2013) plus 0.5%, Bank of America’s prime rate (3.25% at June 30, 2013), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period was 2.25% for Eurocurrency Rate Loans and 1.25% for Base Rate Loans. The Company must maintain a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio, as defined by the Bank of America credit agreement. The loans are secured by all of the Company’s assets.

In February 2013, the Company made a $40,441,000 draw on the existing Europe Term Note portion of the US Bank of America credit facility to finance the purchase of shares of WET held by non-controlling interests. The Europe Term Note is now closed and additional draws are not available to Gentherm.

We have also borrowed CN¥20,000,000 or $3,159,000 from Bank of China to fund a plant expansion project in China. The Bank of China loan is due in lump sum on September 10, 2013 with interest calculated at a fixed rate of 6.9%.

In May 2013, the Company made an initial draw of €2,000,000, or $2,601,000 on a loan from DEG, a subsidiary of KfW banking group, a German government-owned development bank (“DEG Loan”), to fund the China plant expansion project. The loan will repay the Bank of China short term financing used to complete the project.  The initial draw has an interest rate of 3% over a calculated EURIBOR rate of 0.231%.  An additional €2,000,000 draw will be made in the 3rd quarter of 2013.  In September 2013, the entire outstanding balance will be rolled into a fixed interest rate loan with an interest rate of 3% plus the Euro Swap Rate, as defined by the credit agreement. The Euro Swap Rate at the end of June was approximately 1.05%. The DEG Loan will be subject to semi-annual principal payments beginning March, 2015 and ending September, 2019.  Under the terms of the loan, the Company must maintain a minimum Debt-to-Equity Ratio, Current Ratio and Debt Service Coverage Ratio based on the financial statements of W.E.T. Automotive Systems (China) Limited, as defined by the DEG Loan agreement.

The Company’s capital lease agreement for an enterprise resource planning system ended in May.  A new lease agreement an enterprise resource planning system commenced in June and will end May, 2015.  Under the terms of the lease, the Company must maintain certain financial covenants.  Ownership of the system will be transferred to the Company at the end of the agreement.

No amounts were outstanding under either the US Revolving Note or the W.E.T. Revolving Note as of June 30, 2013 and $29,550,000 and €20,000,000 were available under each note, respectively. Gentherm also has an outstanding Letter of Credit of $450,000 as of June 30, 2013.

As of June 30, 2013, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility, the W.E.T. Bank of America credit facility, the Bank of China loan and the DEG loan.

The following table summarizes the Company’s debt at June 30, 2013 and December 31, 2012 (in thousands).

	June 30, 2013		December 31, 2012
	Interest Rate	Principal Balance	Principal Balance
US Term Note	2.53%	$27,125	$29,312
Europe Term Note	2.51%	42,036	4,476
W.E.T. Term Note	2.00%	14,710	18,852
Bank of China	6.90%	3,240	3,172
DEG Loan	3.23%	2,601	—
Capital Leases	4.20%	3,116	1,140
Total debt		92,828	56,952
Current portion		(22,598)	(17,218)
Long-term debt, less current maturities		$70,230	$39,734

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing activities. Based on its current operating plan, management believes cash and equivalents at June 30, 2013 along with proceeds from future revenues are sufficient to meet operating needs for the foreseeable future.

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

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000,000 or $12,816,000 as of June 30, 2013, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then six month Euro Interbank Offered Rate (“EURIBOR”), 0.34% at June 30, 2013, plus 1.40% and pays interest equal to the six month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.22 at June 30, 2013, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100. W.E.T. has entered into offsetting derivative contracts designed to cancel out the payment due under the CRS through the end of the CRS agreement, in 2018.

In September 2011, W.E.T. brought a lawsuit against UniCredit Bank AG (“UniCredit”), a past financial advisor, stemming from the recommendation to invest in the aforementioned CRS. On March 25, 2013, the Munich District Court in Munich, Germany ruled in favor of W.E.T., asserting that UniCredit violated its duty to properly advise W.E.T. with respect to the initial negative market value for the CRS and UniCredit’s inherent conflict of interest in recommending that W.E.T. invest in CRS. The Munich District Court ruled that UniCredit must (1) pay €144,000 to W.E.T. and (2) bear the costs of all future obligations under the CRS, which were €9,460,000 or $12,305,000 as of June 30, 2013, plus additional accrued liabilities for past due payments under the CRS of approximately €4,047,000, or $5,264,000 as of June 30, 2013. UniCredit has appealed the decision and an extension has been granted. As a result, the Company cannot be certain that any portion of the award by the Munich District Court will be realized by W.E.T. See the derivatives table below for information about our future obligations under the CRS as of June 30, 2013.

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

The Company uses a market approach to value derivative instruments, analyzing observable benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of derivative instruments in our consolidated balance sheet as of June 30, 2013 is as follows (in thousands):

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,300)
					Non current liabilities	(10,004)
Total CRS						$(12,304)	$(12,304)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$5	Current liabilities	$(288)	$(283)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$118			$118
			Non current assets	2,463			$2,463
Total foreign currency derivatives				$2,586		$(288)	$2,298
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(149)	$(149)

Information related to the effect of derivative instruments on our consolidated income statements is as follows (in thousands):

	Location	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Foreign currency derivatives	Revaluation of derivatives	$(301)	$(1,275)
	Foreign currency gain (loss)	(127)	(418)
Total foreign currency derivatives		$(428)	$(1,693)
CRS	Revaluation of derivatives	$940	$2,260
Commodity derivatives	Revaluation of derivatives	$—	$—
Interest Rate Swap	Interest Expense	$2	$2
	Other Comprehensive Income	$36	$75

	Location	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Foreign currency derivatives	Revaluation of derivatives	$(1,565)	$(478)
	Foreign currency gain (loss)	(226)	671
Total foreign currency derivatives		$(1,791)	$193
CRS	Revaluation of derivatives	$123	$270
Commodity derivatives	Revaluation of derivatives	$19	$145
Interest Rate Swap	Interest Expense	$(14)	$(42)
	Other Comprehensive Income	$3	$(30)

We did not incur any hedge ineffectiveness during the three months ended June 30, 2013 and 2012.

Interest Rate Sensitivity

The table below provides information about the Company’s debt obligations, derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt and capital lease obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in U.S. dollars ($USD), European Euros (€EUR) and Chinese Yuan Renminbi (¥CNY) as indicated in parentheses.

June 30, 2013

	Expected Maturity Date
	2013	2014	2015	2016	2017	2018	2019	Total	Fair Value

	(In Thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$813	$1,626	$677	$—	$—	$—	$—	$3,116	$3,116
Average Interest Rate	6.90%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	6.90%
Fixed Rate (¥CNY)	$3,240	$—	$—	$—	$—	$—	$—	$3,240	$3,240
Average Interest Rate	6.90%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	6.90%
Variable Rate (¥CNY)	$—	$—	$520	$520	$520	$520	$521	$2,601	$2,601
Average Interest Rate	0.00%	0.00%	3.20%	3.20%	3.20%	3.20%	3.20%	3.20%
Variable Rate ($USD)	$7,064	$15,070	$16,956	$34,376	$—	$—	$—	$73,466	$73,466
Average Interest Rate	2.37%	2.37%	2.37%	2.37%	0.00%	0.00%	0.00%	2.37%
Variable Rate (€EUR)	$2,906	$4,255	$567	$2,677	$—	$—	$—	$10,405	$10,405
Average Interest Rate	2.14%	2.14%	2.14%	2.14%	0.00%	0.00%	0.00%	2.14%
Derivative Financial Instruments:
Interest Rate Swap ($USD)	$40	$34	$—	$—	$—	$—	$—	$74	$74
Average Interest Rate	0.30%	0.41%	0.00%	0.00%	0.00%	0.00%	0.00%	0.35%
Interest Rate Swap ($USD)	$57	$17	$—	$—	$—	$—	$—	$74	$74
Average Interest Rate	0.35%	0.40%	0.00%	0.00%	0.00%	0.00%	0.00%	0.36%
Interest Rate Cap (€EUR)	$—	$—	$—	$5	$—	$—	$—	$5	$5
Average Interest Rate	0.00%	0.00%	0.00%	2.75%	0.00%	0.00%	0.00%	2.75%

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

June 30, 2013

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value

	(In Thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive USD$/Pay EUR€)
Total Contract Amount (€)	€2,784						€2,784	€(126)
Average Contract Rate	1.3659	—	—	—	—	—	1.3659
(Receive HUF/Pay EUR€)
Total Contract Amount (€)	€3,615						€3,615	€31
Average Contract Rate	301.48	—	—	—	—	—	301.48
(Receive CHF/Pay EUR)
Total Contract Amount (€)	€6,185	€12,336	€12,335	€12,437	€12,302	€6,151	€61,746	€1,953
Average Contract Rate	1.20	1.20	1.20	1.20	1.20	1.20	1.20
$US functional currency
Forward Exchange Agreements:
(Receive USD$/Pay CAD$)
Total Contract Amount ($)	$4,777						$4,777	$(77)
Average Contract Rate	1.0362	—	—	—	—	—	1.0362
(Receive USD$/Pay MXN)
Total Contract Amount ($)	$6,572						$6,572	$(47)
Average Contract Rate	12.993	—	—	—	—	—	12.993

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, both as of June 30, 2013. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of June 30, 2013.

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

(b) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, however, except for the decision of the Munich District Court in favor of W.E.T. against UniCredit Bank AG as reported in our Form 10-Q for the quarter ended March 31, 2013, there is no other current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the six months ended June 30, 2013.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2012.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1	Restated Articles of Incorporation (19)

3.2	Amended and Restated Bylaws of the Company (21)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (9)

4.2	Amendment to Rights Agreement, dated as of March 30, 2011, by and between the Company and Computershare Trust Company, N.A. (11)

10.1*	1993 Stock Option Plan (1)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan (2)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan (5)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan (5)

10.3.1*	2006 Equity Incentive Plan (4)

10.3.2*	Amendment to 2006 Equity Incentive Plan (6)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (7)

10.3.4*	Third Amendment to 2006 Equity Incentive Plan (10)

10.3.5*	Fourth Amendment to 2006 Equity Incentive Plan (11)

10.3.6*	Fifth Amendment to 2006 Equity Incentive Plan (16)

10.3.7*	Sixth Amendment to 2006 Equity Incentive Plan (25)

10.3.8*	2011 Equity Incentive Plan (12)

10.3.9*	First Amendment to 2011 Equity Incentive Plan (16)

10.3.10*	Second Amendment to 2011 Equity Incentive Plan (18)

10.3.11*	Third Amendment to 2011 Equity Incentive Plan (25)

10.3.12*	2013 Equity Incentive Plan (24)

10.4	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000 (3)

10.4.1	First Amendment to Revenue Sharing Agreement between the Company and Dr. Lon E. Bell dated December 31, 2010 (13)

Exhibit Number	Description

10.5*	The Executive Nonqualified Defined Benefit Plan of Gentherm Incorporated effective as of April 1, 2008 (8)

10.6	Securities Purchase Agreement dated as of March 30, 2011 by and among the Company and certain institutional investors in the Series C Convertible Preferred Stock (11)

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

10.7.7	Pledge and Security Agreement, dated as of March 30, 2011, by and among the Company, BSST LLC, ZT Plus, LLC, Gentherm Europe GmbH and Bank of America, N.A. (11)

10.7.8	Parent Guaranty, dated as of March 30, 2011, by the Company and Gentherm Europe GmbH executed in favor of Banc of America Securities Limited, in its capacity as administrative agent (11)

10.7.9	Subordination Agreement by and among the Company, Bank of America, N.A., Kingsbrook Opportunities Master Fund LP, and other buyers parties thereto (11)

10.8	Credit Agreement, dated as of March 30, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (14)

10.8.1	First Amendment to Credit Agreement, dated as of May 31, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (15)

10.8.2	Second Amendment to Credit Agreement, dated as of October 11, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (15)

10.8.3	Third Amendment to Credit Agreement, dated as of November 14, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

10.8.4	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

10.8.5	Fifth Amendment to Credit Agreement, dated as of December 17, 2012, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (20)

10.9.1*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff, which consolidates the original agreement and first and second amendments thereto (14)

10.9.2*	Third Amendment to Service Agreement between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff (23)

10.10*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Thomas Liedl (14)

10.11	Registration Rights Agreement, dated as of February 15, 2013, by and between Gentherm Incorporated and Deutsche Balaton AG (22)

10.12	Balaton Rights Agreement, dated as of February 15, 2013, by and between Deutsche Balaton AG and Gentherm Incorporated (22)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(2)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 23, 2005 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2009 Annual Meeting of Stockholders and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8 filed on March 31, 2011 and incorporated herein by reference
(12)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2011 Annual Meeting of Stockholders and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed February 17, 2011 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 4, 2011 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2011 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 15, 2012 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2012 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 11, 2012 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed November 5, 2012 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 21, 2012 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 2, 2013 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed February 21, 2013 and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 15, 2013 and incorporated herein by reference.
(24)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2013 Annual Meeting of Stockholders and incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated
(Registrant)

/S/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: August 5, 2013

/S/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 5, 2013