Form 10-Q
period 2013-09-30
GENTHERM Inc
filed 2013-11-05
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At November 1, 2013, the registrant had 34,689,569 shares of Common Stock, no par value, issued and outstanding.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$36,003	$58,152
Accounts receivable, less allowance of $2,878 and $2,474, respectively	122,330	102,261
Inventory:
Raw Materials	35,388	28,279
Work in process	2,720	2,461
Finished goods	24,698	23,016
Inventory, net	62,806	53,756
Derivative financial instruments	292	160
Deferred income tax assets	14,389	15,006
Prepaid expenses and other assets	15,222	12,809
Total current assets	251,042	242,144
Property and equipment, net	73,608	55,010
Goodwill	25,300	24,729
Other intangible assets	85,827	95,870
Deferred financing costs	1,246	1,880
Deferred income tax assets	7,772	5,361
Derivative financial instruments	2,403	4,141
Other non-current assets	10,701	10,062
Total assets	$457,899	$439,197
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$55,176	$42,508
Accrued liabilities	57,696	54,157
Current maturities of long-term debt	22,164	17,218
Derivative financial instruments	2,652	3,326
Total current liabilities	137,688	117,209
Pension benefit obligation	4,961	5,009
Other liabilities	2,836	4,540
Long-term debt, less current maturities	65,270	39,734
Derivative financial instruments	9,553	13,245
Deferred income tax liabilities	21,945	21,828
Total liabilities	242,253	201,565
Series C Convertible Preferred Stock	—	22,469
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 34,689,569 and 29,818,225 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	228,985	166,309
Paid-in capital	(9,076)	24,120
Accumulated other comprehensive income (expense)	(9,308)	(11,231)
Accumulated earnings	3,854	(17,383)
Total Gentherm Incorporated shareholders’ equity	214,455	161,815
Non-controlling interest	1,191	53,348
Total shareholders’ equity	215,646	215,163
Total liabilities and shareholders’ equity	$457,899	$439,197

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Product revenues	$171,182	$141,058	$479,792	$406,737
Cost of sales	125,265	104,203	354,672	303,110
Gross margin	45,917	36,855	125,120	103,627
Operating expenses:
Net research and development expenses	12,718	10,257	36,962	30,566
Acquisition transaction expenses	326	—	1,911	—
Selling, general and administrative	18,319	16,560	53,483	45,972
Total operating expenses	31,363	26,817	92,356	76,538
Operating income	14,554	10,038	32,764	27,089
Interest expense	(1,062)	(898)	(2,916)	(3,082)
Revaluation of derivatives	217	(993)	1,201	(1,056)
Foreign currency gain (loss)	(1,612)	(421)	(1,514)	2,357
Income (loss) from equity investment	77	3	319	(228)
Other income	191	310	691	859
Earnings before income tax	12,365	8,039	30,545	25,939
Income tax expense	3,600	2,366	6,343	7,324
Net income	8,765	5,673	24,202	18,615
Gain attributable to non-controlling interest	(63)	(1,672)	(1,340)	(4,491)
Net income attributable to Gentherm Incorporated	8,702	4,001	22,862	14,124
Convertible preferred stock dividends	(159)	(1,516)	(1,622)	(5,521)
Net income attributable to common shareholders	$8,543	$2,485	$21,240	$8,603
Basic earnings per share	$0.25	$0.08	$0.64	$0.31
Diluted earnings per share	$0.24	$0.08	$0.63	$0.30
Weighted average number of shares – basic	34,447	29,619	33,261	28,177
Weighted average number of shares – diluted	34,886	30,003	33,584	28,676

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Net income	$24,202	$18,615
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,848	1,649
Unrealized gain (loss) on interest rate derivative securities	105	(55)
Foreign currency translation adjustments from deferred tax	(197)	—
Other comprehensive loss, net of tax	$1,756	$1,594
Comprehensive income	25,958	20,209
Less: comprehensive income attributable to the non-controlling interest	1,173	4,844
Comprehensive income attributable to Gentherm Incorporated	$24,785	$15,365

See accompanying notes to the consolidated condensed financial statements.

gentherm INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net income	$24,202	$18,615
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,467	22,737
Deferred tax provision	(1,138)	2,134
Stock compensation	1,861	911
Defined benefit plan expense	(159)	(303)
Provision of doubtful accounts	369	(305)
Gain on revaluation of financial derivatives	(2,859)	(1,064)
Loss (gain) on equity investment	(318)	228
Loss on sale of property, plant and equipment	48	53
Excess tax benefit from equity awards	(1,317)	(1,577)
Changes in operating assets and liabilities:
Accounts receivable	(19,606)	(16,728)
Inventory	(8,824)	(4,250)
Prepaid expenses and other assets	(2,458)	(7,264)
Accounts payable	11,250	4,622
Accrued liabilities	4,099	10,715
Net cash provided by operating activities	28,617	28,524
Investing Activities:
Purchase of non-controlling interest	(46,835)	—
Purchase of derivative financial instruments	—	(7,787)
Proceeds from the sale of property, plant and equipment	7	20
Purchase of property and equipment	(30,016)	(15,344)
Loan to equity investment	—	(590)
Cash invested in corporate owned life insurance	(266)	(265)
Patent costs	—	(1,744)
Net cash used in investing activities	(77,110)	(25,710)
Financing Activities:
Borrowing of debt	48,923	3,286
Repayments of debt	(18,966)	(19,149)
Distributions paid to non-controlling interests	(3)	(290)
Proceeds from public offering of common stock	—	75,487
Excess tax benefit from equity awards	1,317	1,577
Cash paid to Series C Preferred Stock Holders	(9,142)	(17,340)
Proceeds from sale of W.E.T. equity to non-controlling interest	—	1,921
Proceeds from the exercise of Common Stock options	2,901	733
Net cash provided by financing activities	25,030	46,225
Foreign currency effect	1,314	(599)
Net increase (decrease) in cash and cash equivalents	(22,149)	48,440
Cash and cash equivalents at beginning of period	58,152	23,839
Cash and cash equivalents at end of period	$36,003	$72,279
Supplemental disclosure of cash flow information:
Cash paid for taxes	$7,174	$5,678
Cash paid for interest	$2,249	$2,787
Supplemental disclosure of non-cash transactions:
Common stock issued to Board of Directors and employees	$1,028	$314
Issuance of common stock to non-controlling interest	$42,517	$—
Issuance of common stock for Series C Preferred Stock conversion	$15,508	$—

See accompanying notes to the consolidated condensed financial statements.

Gentherm INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Gentherm Equity	Non- Controlling Interest	Total
	Shares	Amount
Balance at December 31, 2012	29,818	$166,309	$24,120	$(17,383)	$(11,231)	$161,815	$53,348	$215,163
Exercise of Common Stock options for cash	437	4,023	(1,122)	—	—	2,901	—	2,901
Tax benefit from Exercises of Common Stock options	—	—	1,317	—	—	1,317	—	1,317
Stock issued upon conversion of preferred stock	954	15,108	—	—	—	15,108	—	15,108
Stock option compensation	—	—	833	—	—	833	—	833
Common Stock issued to Board of Directors and employees	180	1,028	—	—	—	1,028	—	1,028
Convertible preferred stock dividends	—	—	—	(1,622)	—	(1,622)	—	(1,622)
Acquisition of non-controlling interest	3,300	42,517	(34,224)	—	—	8,293	(53,327)	(45,034)
Distribution paid to non-controlling interest	—	—	—	(3)	—	(3)	(3)	(6)
Interest rate hedge, net	—	—	—	—	105	105	—	105
Currency translation, net	—	—	—	—	2,015	2,015	(167)	1,848
Currency translation from deferred taxes, net	—	—	—	—	(197)	(197)	—	(197)
Net income	—	—	—	22,862	—	22,862	1,340	24,202
Balance at September 30, 2013	34,689	$228,985	$(9,076)	$3,854	$(9,308)	$214,455	$1,191	$215,646

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 – The Company and Subsequent Event

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

On February 22, 2013, historical Gentherm acquired an additional 442,253 shares in W.E.T., representing approximately 14% of the total outstanding shares in W.E.T., through a transaction agreement with W.E.T.’s largest minority shareholder. The Company paid 3,300,000 shares of Gentherm common stock and cash of €5,408, or $7,247, for these shares. As of September 30, 2013, we had acquired an additional 309,537 shares in W.E.T., raising our total ownership interest in W.E.T. above 99%. These additional shares were purchased at a price of €85 per share for a total of €26,311, or $35,256. Gentherm borrowed an additional $40,441 from the US Bank of America credit facility in connection with the purchase of these shares. See Note 6 below for additional information about the US Bank of America credit facility.

On February 22, 2013, the Company registered a Domination and Profit and Loss Transfer Agreement (“DPLTA”) in Germany with respect to W.E.T. The DPLTA essentially allows historical Gentherm and W.E.T. to be managed as one operational entity.

Subsequent Event

On October 31, 2013, the Company announced that it had registered a squeeze-out transaction in Germany and now owns 100 percent of the outstanding shares of W.E.T.  As a result of the squeeze-out, the remaining shares of W.E.T., representing less than one percent of W.E.T.’s outstanding shares, were transferred to Gentherm and the applicable minority shareholders are entitled to receive €90.05 per share held at the time of registration.

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The balance sheet as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

Hedge Accounting

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-10 which permits the use of the Overnight Index Swap Rate (OIS), also referred to as the Fed Fund Effective Swap Rate as a U.S. GAAP benchmark interest rate for hedge accounting purposes under Topic 815. Currently, only the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR) swap rate are considered benchmark interest rates in the United States. This update also removes the restriction on using different benchmark rates for similar hedges. Including the Fed Funds Effective Swap Rate as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated interest risk component under the hedge accounting guidance in Topic 815. The amendments of this ASU are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

We do not anticipate that the adoption of this guidance will have a material effect on our consolidated balance sheet or statement of operations.

Unrecognized Tax Benefits

ASU 2013-11, issued in July 2013, requires that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. When a net operating loss, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes, the unrecognized tax benefit should be presented in the financial statements as a liability. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.

ASU 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. As Gentherm already nets together an unrecognized tax benefit associated with a deferred tax asset from tax credit carryforwards, we do not anticipate an impact to our consolidated balance sheet resulting from the adoption of this guidance.

Tax Regulation

The Company is evaluating the impact of the regulations concerning amounts paid to acquire, produce, or improve tangible property and recovery of basis upon disposition. Because the revenue procedures governing the tangible property regulations will not be issued until the fourth quarter, the Company is still determining whether or not any changes in accounting method will be required and if they will result in a material impact to its financial statements. At this time, the Company does not anticipate there being a material impact.

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

The following summarizes the amounts included in the dilutive shares as disclosed on the face of the consolidated condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of shares for calculation of basic EPS – Common Stock	34,447,098	29,618,964	33,261,115	28,177,182
Impact of stock options outstanding under the 1997, 2006 and 2011 Stock Option Plans	439,364	384,383	323,111	498,461
Weighted average number of shares for calculation of diluted EPS	34,886,462	30,003,347	33,584,226	28,675,643

The accompanying table represents Common Stock issuable upon the exercise of certain stock options, the Series C Convertible Preferred Stock and potential dividends paid in common stock that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options outstanding under the 2006, 2011 and 2013 Stock Option Plans	500,000	584,586	508,000	584,586
Series C Convertible Preferred Stock	—	2,092,291	—	2,092,291
	500,000	2,676,877	508,000	2,676,877

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

The tables below present segment information about the reported product revenues and operating income of the Company for the three month period ended September 30, 2013 and 2012. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level at this time. Goodwill as of September 30, 2013 and 2012 pertained entirely to our W.E.T. segment.

Three Months Ended September 30,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2013:
Product revenues	$37,697	$—	$133,485	$—	$171,182
Depreciation and amortization	437	117	6,870	313	7,737
Operating income (loss)	11,152	(1,544)	11,297	(6,351)	14,554
2012:
Product revenues	$33,966	$—	$107,092	$—	$141,058
Depreciation and amortization	329	82	6,692	342	7,445
Operating income (loss)	9,328	(1,631)	8,249	(5,908)	10,038

The Advanced Technology operating loss for the three months ended September 30, 2013 and 2012 is net of $375 and $656, respectively, of reimbursed research and development costs. Reconciling items include historical Gentherm’s corporate selling, general and administrative costs and acquisition transaction costs.

Nine Months Ended September 30,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2013:
Product revenues	$103,460	$—	$376,332	$—	$479,792
Depreciation and amortization	1,115	344	21,143	865	23,467
Operating income (loss)	28,953	(5,174)	28,407	(19,422)	32,764
2012:
Product revenues	$96,117	$—	$310,620	$—	$406,737
Depreciation and amortization	787	388	20,697	865	22,737
Operating income (loss)	25,037	(5,260)	22,274	(14,962)	27,089

The Advanced Technology operating loss for the nine months ended September 30, 2013 and 2012 is net of $1,597 and $1,763, respectively, of reimbursed research and development costs. Reconciling items include historical Gentherm’s corporate selling, general and administrative costs and acquisition transaction costs.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 – Segment Reporting – Continued

Total product revenues information by geographic area:

	Three Months Ended September 30,
	2013		2012
United States	$76,543	45%	$60,012	42%
Germany	20,847	12%	17,773	13%
China	18,285	11%	15,694	11%
South Korea	13,546	8%	10,716	8%
Japan	10,281	6%	10,294	7%
United Kingdom	5,180	3%	3,407	2%
Mexico	4,230	2%	3,581	3%
Czech Republic	4,114	2%	4,375	3%
Canada	3,432	2%	2,782	2%
Other	14,724	9%	12,424	9%
Total product revenues	$171,182	100%	$141,058	100%

	Nine Months Ended September 30,
	2013		2012
United States	$211,462	44%	$173,233	43%
Germany	61,332	13%	49,405	12%
China	47,972	10%	43,510	11%
South Korea	39,069	8%	31,213	8%
Japan	28,591	6%	24,014	6%
United Kingdom	13,319	3%	12,959	3%
Czech Republic	11,893	3%	12,102	3%
Mexico	11,696	2%	11,467	3%
Canada	10,533	2%	9,527	2%
Other	43,925	9%	39,307	10%
Total product revenues	$479,792	100%	$406,737	100%

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

Holders of the Series C Convertible Preferred Stock were entitled to receive, out of funds legally available therefore, dividends payable in cash (if permitted under the US Bank of America credit facility), our Common Stock (if certain equity conditions are satisfied or waived as of the applicable date), or any combination thereof, at the election of the Company, at the rate of 8% per annum of the stated value, payable quarterly in arrears on September 1, December 1, March 1 and June 1 of each year, commencing September 1, 2011. Dividends on our Series C Convertible Preferred Stock are cumulative from the date of initial issuance.

The Series C Convertible Preferred Stock was to be redeemed in nine equal quarterly installments that began on September 1, 2011 and ended September 1, 2013 (each, an “Amortization Date”) by paying cash, issuing shares of our Common Stock or any combination thereof for $10,000 per Preferred Share plus accumulated and unpaid dividends.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 – Series C Convertible Preferred Stock – Continued

Holders of the Series C Convertible Preferred Stock could have converted their shares at any time into shares of common stock at a conversion price of $15.83, including the conversion of accrued but unpaid dividends per Preferred Share then remaining into shares of common stock, and in addition would be entitled to a make-whole amount that would apply in a conversion (reflecting dividends that would have been payable through maturity if the Series C Convertible Preferred Stock had remained outstanding); provided, however, that under certain conditions where our US Bank of America credit facility prohibits payment of the make-whole amount, we would only be obligated to pay such make-whole amount at the time such amount, or portion thereof, would have been due to be paid as a dividend as if the Series C Convertible Preferred Stock at issue had not been converted.

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

During the months of July and August, 2013, holders of the Series C Convertible Preferred Stock elected to convert all unredeemed remaining  shares of common stock at the conversion price of $15.83 per share.  The Company issued approximately 432,000 shares of common stock related to the conversion of Series C Convertible Preferred Stock.

Total Series C Convertible Preferred Stock installments paid in cash during the nine months period ended September 30, 2013 is as follows:

Installment Payments ($)
Dividend	$696
Principal	8,446
Total	$9,142

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

The US Term Note and Europe Term Note are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 10% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Term Note is subject to quarterly principal payments totaling 20% annually. Principal outstanding under the two credit facilities will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EURIBOR) rate (“Eurocurrency Rate Loans”) (0.17% – 0.45% at September 30, 2013) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”), which varies based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. The base rate is equal to the highest of the Federal Funds Rate (0.06% at September 30, 2013) plus 0.5%, Bank of America’s prime rate (3.25% at September 30, 2013), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period was 2.25% for Eurocurrency Rate Loans and 1.25% for Base Rate Loans. The Company must maintain a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio, as defined by the Bank of America credit agreement. The loans are secured by all of the Company’s assets.

In February 2013, the Company made a $40,441 draw on the existing Europe Term Note portion of the US Bank of America credit facility to finance the purchase of shares of WET held by non-controlling interests. The Europe Term Note has expired and additional draws are not available to Gentherm.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 – Debt – Continued

In September 2012, we borrowed CN¥20,000, or $3,159, from Bank of China to fund a plant expansion project in China. The Bank of China loan was paid in full on September 10, 2013 with interest calculated at a fixed rate of 6.9%.

In May 2013, the Company made an initial draw of €2,000, or $2,601, on a loan from the German Investment Corporation, a subsidiary of KfW banking group, a German government-owned development bank (“DEG Loan”), to fund the China plant expansion project. An additional draw of €2,000, or $2,701, was made in September and the entire loan balance was rolled into a fixed interest rate loan with an interest rate of 3% plus a Euro Swap Rate of 1.25%.  The Bank of China short term financing used to complete the project was repaid from funds available under the DEG Loan.  The DEG Loan is subject to semi-annual principal payments beginning March, 2015 and ending September, 2019.  Under the terms of the loan, the Company must maintain a minimum Debt-to-Equity Ratio, Current Ratio and Debt Service Coverage Ratio based on the financial statements of W.E.T. Automotive Systems (China) Limited, as defined by the DEG Loan agreement.

The Company’s capital lease agreement for an enterprise resource planning system ended in May.  A new lease agreement for an enterprise resource planning system commenced June, 2013 and will end May, 2015.  Under the terms of the lease, the Company must maintain certain financial covenants. Ownership of the system will be transferred to the Company at the end of the agreement.

No amounts were outstanding under either the US Revolving Note or the W.E.T. Revolving Note as of September 30, 2013 and $29,550 and €20,000 were available under each note, respectively. Gentherm has an outstanding Letter of Credit of $450 as of September 30, 2013.

The following table summarizes the Company’s debt at September 30, 2013 and at December 31, 2012.

	September 30, 2013		December 31, 2012
	Interest Rate	Principal Balance	Principal Balance
US Term Note	2.50%	$25,813	$29,312
Europe Term Note	2.50%	40,507	4,476
W.E.T. Term Note	2.00%	12,897	18,852
DEG Loan	4.25%	5,403	—
Capital Leases	4.20%	2,814	1,140
Bank of China		—	3,172
Total debt		87,434	56,952
Current portion		(22,164)	(17,218)
Long-term debt, less current maturities		$65,270	$39,734

As of September 30, 2013, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility, the W.E.T. Bank of America credit facility, the DEG loan and the capital lease agreement.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 7 – Derivative Financial Instruments – Continued

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000, or $13,508 as of September 30, 2013, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then nine month Euro Interbank Offered Rate (“EURIBOR”), 0.45% at September 30, 2013, plus 1.40% and pays interest equal to the nine month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.23 at September 30, 2013, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100. In 2012, W.E.T. entered into offsetting derivative contracts designed to cancel out the payment due under the CRS through the end of the CRS agreement, in 2018.

In September 2011, W.E.T. brought a lawsuit against UniCredit Bank AG (“UniCredit”), a past financial advisor, stemming from the recommendation to invest in the aforementioned CRS. On March 25, 2013, the Munich District Court in Munich, Germany ruled in favor of W.E.T., asserting that UniCredit violated its duty to properly advise W.E.T. with respect to the initial negative market value for the CRS and UniCredit’s inherent conflict of interest in recommending that W.E.T. invest in CRS. The Munich District Court ruled that UniCredit must (1) pay €144 to W.E.T. and (2) bear the costs of all future obligations under the CRS, which were €8,906 or $12,030 as of September 30, 2013, plus additional accrued liabilities for past due payments under the CRS of approximately €4,930, or $6,659 as of September 30, 2013. UniCredit has appealed the decision. As a result, the Company cannot be certain that any portion of the decision by the Munich District Court will be realized by W.E.T. See the derivatives table below for information about our future obligations under the CRS as of September 30, 2013.

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

Information related to the recurring fair value measurement of derivative instruments in our consolidated balance sheet as of September 30, 2013 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,476)
					Non current liabilities	(9,553)
Total CRS						$(12,029)	$(12,029)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$3	Current liabilities	$(57)	$(54)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$289			$289
			Non current assets	2,403			$2,403
Total foreign currency derivatives				$2,695		$(57)	$2,638
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(119)	$(119)

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 7 – Derivative Financial Instruments – Continued

Information relating to the effect of derivative instruments on our consolidated income statements is as follows:

	Location	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Foreign currency derivatives	Revaluation of derivatives	$581	$(694)
	Foreign currency gain (loss)	(426)	(844)
Total foreign currency derivatives		$155	$(1,538)
CRS	Revaluation of derivatives	$(364)	$1,895
Commodity derivatives	Revaluation of derivatives	$—	$—
Interest Rate Swap	Interest Expense	$8	$8
	Other Comprehensive Income	$30	$105

	Location	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Foreign currency derivatives	Revaluation of derivatives	$(2,036)	$(2,514)
	Foreign currency gain (loss)	1,051	1,722
Total foreign currency derivatives		$(985)	$(792)
CRS	Revaluation of derivatives	$1,045	$1,315
Commodity derivatives	Revaluation of derivatives	$(2)	$143
Interest Rate Swap	Interest Expense	$(12)	$(54)
	Other Comprehensive Income	$(25)	$(55)

We did not incur any hedge ineffectiveness during the nine months ended September 30, 2013 and 2012.

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

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of September 30, 2013 and 2012, the Company did not realize any changes to the fair value of these assets due to events that negatively impacted their recoverability.

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

Third Quarter 2013 Compared with Third Quarter 2012

Segment information is used by management for making operating decisions and assessing the performance of the Company. Management evaluates the performance of its segments based primarily on operating income.

The Company’s reportable segments are as follows:

•

Climate Control Seats (CCS) – variable temperature seat climate control system designed to improve the temperature comfort of automobile passengers. This segment also includes the heated and cooled cup holder and heated and cooled mattress divisions. This segment represents historical Gentherm business only.  It does not include climate control seat products of W.E.T.

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

The following table presents segment information about the reported product revenues and operating income of the Company for the three month period ended September 30, 2013 and 2012.

Three Months Ended September 30,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
	(In Thousands)
2013:
Product revenues	$37,697	$—	$133,485	$—	$171,182
Depreciation and amortization	437	117	6,870	313	7,737
Operating income (loss)	11,152	(1,544)	11,297	(6,351)	14,554
2012:
Product revenues	$33,966	$—	$107,092	$—	$141,058
Depreciation and amortization	329	82	6,692	342	7,445
Operating income (loss)	9,328	(1,631)	8,249	(5,908)	10,038

Product Revenues. Product revenues for the three months ended September 30, 2013 (“Third Quarter 2013”) were $171,182,000 compared with product revenues of $141,058,000 for the three months ended September 30, 2012 (“Third Quarter 2012”), an increase of $30,124,000, or 21%. Product revenues for CCS increased by $3,731,000 or 11%, compared to Third Quarter 2012 while product revenues of W.E.T. grew by $26,393,000, or 25%.  Higher CCS sales were due to program launches since Third Quarter 2012 including the Cadilac CTX and the North American variant of the  Hyundai Sonata and additional volume on programs launched during Third Quarter 2012 including the redesigned Land Rover Range Rover, Nissan Pathfinder and Infiniti JX.  Production volumes on existing vehicle platforms were higher in North America but lower in Japan. The weakness in Japan primarily reflected certain mature vehicle programs that are expected to be refreshed in the coming months. W.E.T. product revenue increases resulted from strong automotive volumes in North America and Asia and continued market penetration in the automotive cable business. W.E.T.’s European based sales were 12% higher than the prior year despite local economic weakness partly due to the market penetration or the cable business. Included in these amounts are W.E.T.’s climate controlled seat products that include heated and cooled as well as heated and ventilated seats which grew 33% to approximately $36,000,000 during the third quarter.  Foreign currency translation of our Euro denominated product revenue for Third Quarter 2013, which was approximately €35,683,000 verses €31,855,000 during Third Quarter 2012, benefited our product revenue results by approximately $2,612,000. The average US Dollar/Euro exchange rate for Third Quarter 2013 was 1.3244 versus 1.2512 for Third Quarter 2012.

Cost of Sales. Cost of sales increased to $125,265,000 in Third Quarter 2013 from $104,203,000 in Third Quarter 2012. This increase of $21,062,000, or 20%, is due to increased sales volume partially offset by a higher gross margin percentage. A favorable change in product mix and favorable coverage of fixed manufacturing costs at the higher volume levels were partially offset by costs to establish a new electronics production facility in Shenzhen, China contributed to the higher gross profit percentage during Third Quarter 2013. The electronics facility will produce products for our existing business in the coming quarters and is expected to generate new product revenue streams in future periods.

Net Research and Development Expenses. Net research and development expenses were $12,718,000 during Third Quarter 2013 compared to $10,257,000 in Third Quarter 2012, an increase of $2,461,000, or 24%. This increase is primarily driven by additional resources, including personnel, focused on application engineering for new production programs on existing products, development of new products, start-up costs for the new electronic production facility and a program to develop the next generation of seat comfort products using the best ideas and designs of the combined Gentherm and W.E.T. systems.  New product development includes automotive heated and cool storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. We incurred $326,000 in fees, legal and other expenses associated with the acquisition of W.E.T. shares during Second Quarter 2013 and subsequent squeeze-out procedures during the Third Quarter 2013.  We did not incur any acquisition transaction expenses during Third Quarter 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $18,319,000 in Third Quarter 2013 from $16,560,000 in Third Quarter 2012, an increase of $1,759,000, or 11%. Increases in expenses are due to higher legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases. The additional employees are primarily related to establishing a new electronics production facility in Shenzhen, China, increasing sales and marketing efforts aimed at supporting our current product development strategy and the ongoing integration process between historical Gentherm and W.E.T.  We believe that our selling, general and administrative costs will level off as we work through the integration process and implement cost reduction initiatives enabled by this integration over the next three years.

Income Tax Expense. We recorded an income tax expense of $3,600,000 during Third Quarter 2013 representing an effective tax rate of 29% on earnings before income tax of $12,365,000.  This effective tax rate was lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions. During the Third Quarter 2012, we recorded an income tax expense of $2,366,000 representing an effective tax rate of 29% on earnings before income tax of $8,039,000. Our effective tax rate was estimated based upon a forecast of our full year results.

Nine Months Ending September 30, 2013 Compared with Nine Months Ending September 30, 2012

The following table presents segment information about the reported product revenues and operating income of the Company for the nine month period ended September 30, 2013 and 2012.

Nine Months Ended September 30,	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
	(In Thousands)
2013:
Product revenues	$103,460	$—	$376,332	$—	$479,792
Depreciation and amortization	1,115	344	21,143	865	23,467
Operating income (loss)	28,953	(5,174)	28,407	(19,422)	32,764
2012:
Product revenues	$96,117	$—	$310,620	$—	$406,737
Depreciation and amortization	787	388	20,697	865	22,737
Operating income (loss)	25,037	(5,260)	22,274	(14,962)	27,089

Product Revenues. Product revenues for the nine months ended September 30, 2013 (“YTD 2013”) were $479,792,000 compared with product revenues of $406,737,000 for the nine months ended September 30, 2012 (“YTD 2012”), an increase of $73,055,000, or 18%. Product revenues for CCS increased by $7,343,000 or 8% while product revenues for W.E.T. grew by $65,712,000, or 21%, compared to YTD 2012. Higher CCS revenue was primarily driven by new program launches since YTD 2012 including the Cadilac CTX and the newly redesigned Land Rover Range Rover and additional volume on programs launched during First Half 2012 including the Nissan Pathfinder and Infiniti JX. Production volumes on existing vehicle platforms were higher in North America but lower in Japan and Korea. The weakness in Japan primarily reflected certain mature vehicle programs that are expected to be refreshed in the coming months. Weakness in Korea was due to a production volume decrease in the Kia K9 program which has experienced poor retail sales during the period. W.E.T. product revenue increases resulted from strong automotive volumes in North America and Asia and continued market penetration in the automotive cable business. W.E.T.’s European based sales were 11%  higher than the prior year despite local economic weakness partly due to the market penetration of the cable business. Included in these amounts are W.E.T.’s climate controlled seat products that include heated and cooled as well as heated and ventilated seats which grew 27% to approximately $99,000,000 for YTD 2013.  Foreign currency translation of our Euro denominated product revenue for YTD 2013, which was approximately €106,103,000 verses €95,483,000 during YTD 2012, increased the US Dollar reported product revenue by approximately $3,735,000. The average US Dollar/Euro exchange rate for YTD 2013 was 1.3172 versus 1.2820 for YTD 2012.

Cost of Sales. Cost of sales increased to $354,672,000 in YTD 2013 from $303,110,000 in YTD 2012. This increase of $51,562,000, or 17%, is due to increased sales volume offset by higher gross margin percentages. A favorable change in product mix and greater coverage of fixed costs at the higher volume levels increased historical gross profit percentage during YTD 2013 to approximately 26% compared with 25% during YTD 2012. The higher gross profit was partially offset by costs to establish a new electronics production facility in Shenzhen, China. The electronics facility will produce products for our existing business in the coming quarters and is expected to generate new product revenue streams in future periods.

Net Research and Development Expenses. Net research and development expenses were $36,962,000 during YTD 2013 compared to $30,566,000 in YTD 2012, an increase of $6,396,000, or 21%. This increase is primarily driven by additional resources, including personnel, focused on application engineering for new production programs on existing products, development of new products, start-up costs for the new electronic production facility and a program to develop the next generation of seat comfort products using the best ideas and designs of the combined Gentherm and W.E.T. systems. New product development includes automotive heated and cool storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. We incurred $1,911,000 in fees, legal and other expenses associated with the acquisition of W.E.T. shares and subsequent squeeze out procedures during YTD 2013. These fees included payments totaling $750,000 to the holders of our Series C Convertible Preferred Stock who waived certain equity offering participation rights allowing for the partial funding of W.E.T. shares with Gentherm common stock. We did not incur any acquisition transaction expenses during YTD 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $53,483,000 in YTD 2013 from $45,972,000 in YTD 2012, an increase of $7,511,000, or 16%. This increase is partially due to the termination amounts paid to the former Chief Executive Officer of W.E.T. who resigned during the Second Quarter 2013.  Such amounts totaled approximately $1,800,000.  We have also experienced an increase in expenses due to higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases. The additional employees are primarily related to establishing a new electronics production facility in Shenzhen, China, increasing sales and marketing efforts aimed at supporting our current product development strategy and beginning the integration process between historical Gentherm and W.E.T. We incurred approximately $550,000 in incremental audit and accounting expenses driven by Sarbanes-Oxley compliance implementation for W.E.T. which began during Second Quarter 2012. We believe that our selling, general and administrative costs will level off as we work through the integration process and implement cost reduction initiatives enabled by this integration over the next three years.

Income Tax Expense. We recorded an income tax expense of $6,343,000 during YTD 2013 representing an effective tax rate of 21% on earnings before income tax of $30,545,000. This amount included a one-time benefit resulting from the American Taxpayer Relief Act of 2012 (“the Act”) which was signed into law on January 2, 2013. The Act restored the research and development credit and certain exemption under the foreign income tax rules, retroactively to the beginning of 2012. As a result, we recognized approximately $1,300,000 in benefits associated with our 2012 tax year during YTD 2013. Had the Act been adopted during 2012, the benefit would have been recorded during that year and YTD 2013 effective tax rate would have been 25%. This effective tax rate was lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions. During YTD 2012, we recorded an income tax expense of $7,324,000 representing an effective tax rate of 28% on earnings before income tax of $25,939,000. Our effective tax rate was estimated based upon a forecast of our full year results.

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	September 30, 2013	December 31, 2012
	(In thousands)
Cash and cash equivalents	$36,003	$58,152

We manage our cash and cash equivalents in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents decreased by $22,149,000 in YTD 2013. As of September 30, 2013, the Company had approximately $18,472,000 in cash and cash equivalent at foreign locations. If those cash and cash equivalents were needed for our operations in the U.S. in the future we would be required to accrue and pay U.S. taxes in order to repatriate these funds. Based on our current plans, we believe we have sufficient cash in the U.S. to fund our U.S. operations and our intent is to permanently reinvest these foreign amounts outside of the U.S.

Cash provided by operating activities during YTD 2013 was $28,617,000 and was attributable to net income of $24,202,000, net of non-cash adjustments. Non-cash adjustments included depreciation and amortization of $23,467,000, deferred tax benefits of $1,138,000, gains on revaluation of financial derivatives of $2,859,000 and stock compensation of $1,861,000.

As of September 30, 2013, working capital was $113,354,000 compared to $124,935,000 at December 31, 2012, a decrease of $11,581,000, or 9%. Decreases in cash and cash equivalents and increases to accounts payable and current maturities of long-term debt of $22,149,000, $11,250,000 and $4,946,000, respectively, were partially offset by increases in accounts receivable, inventory and prepaid expenses and other assets of $19,606,000, $8,824,000 and $2,458,000. Account receivable increased primarily as a result of increases in product revenues and timing differences between when sales in YTD 2013 were realized compared with sales realized during the three months ended December 31, 2012 (“Fourth Quarter 2012”). Gentherm incurred proportionally more sales in the last month of Third Quarter 2013 compared with the last month of Fourth Quarter 2012 due to the year-end holiday season. Current maturities of long-term debt increased due to draws made on our US Bank of America Credit Facility to finance the purchase of outstanding shares of W.E.T. held by non-controlling interests. See General under Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information about the acquisition of W.E.T. shares. During YTD 2013, cash was used to make payments on our outstanding term notes and Series C Convertible Preferred Stock. Total payments on outstanding borrowings were $18,966,000 and total Series C Convertible Preferred Stock payments were $9,142,000. Working Capital also increased by changes in currency exchange rates.

Cash used in investing activities was $77,110,000 during YTD 2013, reflecting the purchase of W.E.T. shares from non-controlling interests totaling $46,835,000 and purchases of property and equipment totaling $30,016,000. Purchases of property and equipment for the period are primarily related to expansion of production capacity, including equipment and leasehold improvements for the new electronics manufacturing facility in Shenzhen, China, the purchase of our world headquarters buildings, and the replacement of existing equipment.

Cash provided by financing activities was $25,030,000 during YTD 2013, reflecting additional borrowings from our US Bank of America Credit Facility and a new loan with the German Investment Corporation (“DEG”) totaling $48,923,000 and proceeds from the exercise of common stock options of $2,901,000. These amounts were partially offset by repayments on our outstanding term notes and Bank of China loan and Series C Convertible Preferred stock totaling $18,966,000 and $9,142,000, respectively.

Series C Convertible Preferred Stock installments paid in cash during the nine month period ended September 30, 2013 are as follows (in thousands):

Installment Payments ($)
Dividend	$696
Principal	8,446
Total	$9,142

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

During the months of July and August 2013, holders of the Series C Convertible Preferred Stock elected to convert all unredeemed remaining shares into shares of common stock at the conversion price of $15.83 per share.  The Company issued approximately 432,000 shares of common stock related to the conversion of Series C Convertible Preferred Stock.

The Company has two outstanding credit agreements with a syndicate of banks led by Bank of America; the US Bank of America credit facility and the W.E.T. Bank of America credit facility. The US Bank of America credit facility consists of the US Term Note and Europe Term Note. These notes are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 20% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Bank of America credit facility consists of the W.E.T. Term Note, which is subject to quarterly principal payments totaling 20% annually. Principal outstanding under both the US Bank of America credit facility and W.E.T. Bank of America credit facility will be due and payable in full on March 30, 2016. Interest is payable quarterly.  The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EURIBOR) rate (“Eurocurrency Rate Loans”) (0.17% – 0.45% at September 30, 2013) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”), which varies based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. The base rate is equal to the highest of the Federal Funds Rate (0.06% at September 30, 2013) plus 0.5%, Bank of America’s prime rate (3.25% at September 30, 2013), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period was 2.25% for Eurocurrency Rate Loans and 1.25% for Base Rate Loans. The Company must maintain a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio, as defined by the Bank of America credit agreement. The loans are secured by all of the Company’s assets.

In February 2013, the Company made a $40,441,000 draw on the existing Europe Term Note portion of the US Bank of America credit facility to finance the purchase of shares of WET held by non-controlling interests. The Europe Term Note has expired and additional draws are not available to Gentherm.

In September 2012, we borrowed CN¥20,000,000 or $3,159,000 from Bank of China to fund a plant expansion project in China. The Bank of China loan was paid in full on September 10, 2013 with interest calculated at a fixed rate of 6.9%.

In May 2013, the Company made an initial draw of €2,000,000, or $2,601,000, on a loan from the German Investment Corporation, a subsidiary of KfW banking group, a German government-owned development bank (“DEG Loan”), to fund the China plant expansion project. An additional draw of €2,000,000, or $2,701,000, was made in September and the entire loan balance was rolled into a fixed interest rate loan with an interest rate of 3% plus a Euro Swap Rate of 1.25%.  The Bank of China short term financing used to complete the project was repaid from funds available under the DEG Loan.  The DEG Loan is subject to semi-annual principal payments beginning March, 2015 and ending September, 2019.  Under the terms of the loan, the Company must maintain a minimum Debt-to-Equity Ratio, Current Ratio and Debt Service Coverage Ratio based on the financial statements of W.E.T. Automotive Systems (China) Limited, as defined by the DEG Loan agreement.  As of September 30, 2013, the entire DEG loan has been spent on the plant expansion project, which is now complete.

The Company’s capital lease agreement for an enterprise resource planning system ended in May.  A new lease agreement for an enterprise resource planning system commenced June, 2013 and will end May, 2015.  Under the terms of the lease, the Company must maintain certain financial covenants.  Ownership of the system will be transferred to the Company at the end of the agreement.

No amounts were outstanding under either the US Revolving Note or the W.E.T. Revolving Note as of September 30, 2013 and $29,550,000 and €20,000,000 were available under each note, respectively. Gentherm also has an outstanding Letter of Credit of $450,000 as of September 30, 2013.

As of September 30, 2013, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility, the W.E.T. Bank of America credit facility, the DEG loan and the capital lease agreement.

The following table summarizes the Company’s debt at June 30, 2013 and December 31, 2012 (in thousands).

	September 30, 2013		December 31, 2012
	Interest Rate	Principal Balance	Principal Balance
US Term Note	2.50%	$25,813	$29,312
Europe Term Note	2.50%	40,507	4,476
W.E.T. Term Note	2.00%	12,897	18,852
DEG Loan	4.25%	5,403	—
Capital Leases	4.20%	2,814	1,140
Bank of China		—	3,172
Total debt		87,434	56,952
Current portion		(22,164)	(17,218)
Long-term debt, less current maturities		$65,270	$39,734

The Company has funded its financial needs from inception primarily through net proceeds received through its initial public offering as well as other equity and debt financing activities. Based on its current operating plan, management believes cash and equivalents at September 30, 2013 along with proceeds from future revenues are sufficient to meet operating needs for the foreseeable future.

Recent Accounting Pronouncement

Hedge Accounting

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-10 which permits the use of the Overnight Index Swap Rate (OIS), also referred to as the Fed Fund Effective Swap Rate as a U.S. GAAP benchmark interest rate for hedge accounting purposes under Topic 815. Currently, only the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR) swap rate are considered benchmark interest rates in the United States. This update also removes the restriction on using different benchmark rates for similar hedges. Including the Fed Funds Effective Swap Rate as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated interest risk component under the hedge accounting guidance in Topic 815. The amendments of this ASU are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

We do not anticipate that the adoption of this guidance will have a material effect on our consolidated balance sheet or statement of operations.

Unrecognized Tax Benefits

ASU 2013-11, issued in July 2013, requires that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. When a net operating loss, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes, the unrecognized tax benefit should be presented in the financial statements as a liability. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.

ASU 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. As Gentherm already nets together an unrecognized tax benefit associated with a deferred tax asset from tax credit carryforwards, we do not anticipate an impact to our consolidated balance sheet resulting from the adoption of this guidance.

Tax Regulation

The Company is evaluating the impact of the regulations concerning amounts paid to acquire, produce, or improve tangible property and recovery of basis upon disposition. Because the revenue procedures governing the tangible property regulations will not be issued until the fourth quarter, the Company is still determining whether or not any changes in accounting method will be required and if they will result in a material impact to its financial statements. At this time, the Company does not anticipate there being a material impact.

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

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000,000 or $13,508,000 as of September 30, 2013, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then nine month Euro Interbank Offered Rate (“EURIBOR”), 0.45% at September 30, 2013, plus 1.40% and pays interest equal to the nine month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.23 at September 30, 2013, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100. W.E.T. has entered into offsetting derivative contracts designed to cancel out the payment due under the CRS through the end of the CRS agreement, in 2018.

In September 2011, W.E.T. brought a lawsuit against UniCredit Bank AG (“UniCredit”), a past financial advisor, stemming from the recommendation to invest in the aforementioned CRS. On March 25, 2013, the Munich District Court in Munich, Germany ruled in favor of W.E.T., asserting that UniCredit violated its duty to properly advise W.E.T. with respect to the initial negative market value for the CRS and UniCredit’s inherent conflict of interest in recommending that W.E.T. invest in CRS. The Munich District Court ruled that UniCredit must (1) pay €144,000 to W.E.T. and (2) bear the costs of all future obligations under the CRS, which were €8,906,000 or $12,030,000 as of September 30, 2013, plus additional accrued liabilities for past due payments under the CRS of approximately €4,930,000, or $6,659,000 as of September 30, 2013. UniCredit has appealed the decision and an extension has been granted. As a result, the Company cannot be certain that any portion of the award by the Munich District Court will be realized by W.E.T. See the derivatives table below for information about our future obligations under the CRS as of September 30, 2013.

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

The Company uses a market approach to value derivative instruments, analyzing observable benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of derivative instruments in our consolidated balance sheet as of September 30, 2013 is as follows (in thousands):

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,476)
					Non current liabilities	(9,553)
Total CRS						$(12,029)	$(12,029)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$3	Current liabilities	$(57)	$(54)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$289			$289
			Non current assets	2,403			$2,403
Total foreign currency derivatives				$2,695		$(57)	$2,638
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(119)	$(119)

Information related to the effect of derivative instruments on our consolidated income statements is as follows (in thousands):

	Location	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Foreign currency derivatives	Revaluation of derivatives	$581	$(694)
	Foreign currency gain (loss)	(426)	(844)
Total foreign currency derivatives		$155	$(1,538)
CRS	Revaluation of derivatives	$(364)	$1,895
Commodity derivatives	Revaluation of derivatives	$—	$—
Interest Rate Swap	Interest Expense	$8	$8
	Other Comprehensive Income	$30	$105

	Location	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Foreign currency derivatives	Revaluation of derivatives	$(2,036)	$(2,514)
	Foreign currency gain (loss)	1,051	1,722
Total foreign currency derivatives		$(985)	$(792)
CRS	Revaluation of derivatives	$1,045	$1,315
Commodity derivatives	Revaluation of derivatives	$(2)	$143
Interest Rate Swap	Interest Expense	$(12)	$(54)
	Other Comprehensive Income	$(25)	$(55)

We did not incur any hedge ineffectiveness during the three months ended September 30, 2013 and 2012.

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

September 30, 2013

	Expected Maturity Date
	2013	2014	2015	2016	2017	2018	2019	Total	Fair Value

	(In Thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$511	$1,626	$677	$—	$—	$—	$—	$2,814	$2,814
Average Interest Rate	4.20%	4.20%	4.20%	0.00%	0.00%	0.00%	0.00%	4.20%
Fixed Rate (¥CNY)	$—	$540	$1,081	$1,081	$1,081	$1,080	$540	$5,403	$5,403
Average Interest Rate	0.00%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Variable Rate ($USD)	$3,532	$15,070	$16,956	$34,376	$—	$—	$—	$69,934	$69,934
Average Interest Rate	2.44%	2.44%	2.44%	2.44%	0.00%	0.00%	0.00%	2.44%
Variable Rate (€EUR)	$1,522	$4,555	$859	$2,347	$—	$—	$—	$9,283	$9,284
Average Interest Rate	2.17%	2.17%	2.17%	2.17%	0.00%	0.00%	0.00%	2.17%
Derivative Financial Instruments:
Interest Rate Swap ($USD)	$21	$38	$—	$—	$—	$—	$—	$59	$59
Average Interest Rate	0.27%	0.33%	0.00%	0.00%	0.00%	0.00%	0.00%	0.29%
Interest Rate Swap ($USD)	$20	$39	$—	$—	$—	$—	$—	$59	$59
Average Interest Rate	0.36%	0.40%	0.00%	0.00%	0.00%	0.00%	0.00%	0.38%
Interest Rate Cap (€EUR)	$—	$—	$—	$3	$—	$—	$—	$3	$3
Average Interest Rate	0.00%	0.00%	0.00%	2.75%	0.00%	0.00%	0.00%	2.75%

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

September 30, 2013

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2013		2014	2015	2016	2017	Thereafter	Total	Fair Value

	(In Thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive EUR€/Pay USD$)
Total Contract Amount (€)		€1,082						€1,082	€(28)
Average Contract Rate		1.3860	—	—	—	—	—	1.3860
(Receive HUF/Pay EUR€)
Total Contract Amount (€)		€2,378						€2,378	€37
Average Contract Rate		302.82	—	—	—	—	—	302.82
(Receive CHF/Pay EUR€)
Total Contract Amount (€)	€		€12,336	€12,335	€12,437	€12,302	€6,151	€55,561	€1,898
Average Contract Rate		—	1.20	1.20	1.20	1.20	1.20	1.20
(Receive EUR€/Pay KRW)
Total Contract Amount (€)		€2,868						€2,868	€(14)
Average Contract Rate		1,464.53	—	—	—	—	—	1,464.53
$US functional currency
Forward Exchange Agreements:
(Receive CAD$/Pay USD$)
Total Contract Amount ($)		$2,562						$4,777	$(56)
Average Contract Rate		1.0539	—	—	—	—	—	1.0539
(Receive MXN/Pay USD$)
Total Contract Amount ($)		$4,530						$4,530	$(23)
Average Contract Rate		13.246	—	—	—	—	—	13.246

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, both as of September 30, 2013. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of September 30, 2013.

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

(b) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, however, except for the decision of the Munich District Court in favor of W.E.T. against UniCredit Bank AG as reported in our Form 10-Q for the quarter ended March 31, 2013, there is no other current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the nine months ended September 30, 2013.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2012.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Exhibit Number	Description

3.1	Restated Articles of Incorporation (19)

3.2	Amended and Restated Bylaws of the Company (21)

4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent (9)

4.2	Amendment to Rights Agreement, dated as of March 30, 2011, by and between the Company and Computershare Trust Company, N.A. (11)

10.1*	1993 Stock Option Plan (1)

10.2.1*	Amended and Restated 1997 Stock Incentive Plan (2)

10.2.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan (5)

10.2.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan (5)

10.3.1*	2006 Equity Incentive Plan (4)

10.3.2*	Amendment to 2006 Equity Incentive Plan (6)

10.3.3*	Second Amendment to 2006 Equity Incentive Plan (7)

10.3.4*	Third Amendment to 2006 Equity Incentive Plan (10)

10.3.5*	Fourth Amendment to 2006 Equity Incentive Plan (11)

10.3.6*	Fifth Amendment to 2006 Equity Incentive Plan (16)

10.3.7*	Sixth Amendment to 2006 Equity Incentive Plan (25)

10.3.8*	2011 Equity Incentive Plan (12)

10.3.9*	First Amendment to 2011 Equity Incentive Plan (16)

10.3.10*	Second Amendment to 2011 Equity Incentive Plan (18)

Exhibit Number	Description

10.3.11*	Third Amendment to 2011 Equity Incentive Plan (25)

10.3.12*	2013 Equity Incentive Plan (24)

10.3.13*	Form of 2013 Equity Incentive Plan Stock Option Award Agreement (26)

10.3.14*	Form of 2013 Equity Incentive Plan Stock Appreciation Right Award Agreement (26)

10.3.15*	Form of 2013 Equity Incentive Plan Restricted Stock Award Agreement (26)

10.4	Revenue Sharing Agreement between BSST LLC and Dr. Lon E. Bell dated September 4, 2000 (3)

10.4.1	First Amendment to Revenue Sharing Agreement between the Company and Dr. Lon E. Bell dated December 31, 2010 (13)

10.5*	The Executive Nonqualified Defined Benefit Plan of Gentherm Incorporated effective as of April 1, 2008 (8)

10.6	Balaton Rights Agreement, dated as of February 15, 2013, by and between Deutsche Balaton AG and Gentherm Incorporated (22)

10.7.1

Credit Agreement, dated as of March 30, 2011, by and among the Company, Gentherm Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (11)

10.7.2

First Amendment to Credit Agreement, dated as of April 4, 2011, by and among the Company, Gentherm Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (15)

10.7.3

Second Amendment to Credit Agreement, dated as of August 12, 2011, by and among the Company, Gentherm Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (15)

10.7.4

Third Amendment to Credit Agreement, dated as of October 28, 2011, by and among the Company, Gentherm Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (15)

10.7.5

Fourth Amendment to Credit Agreement, dated as of March 12, 2012, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (18)

10.7.6

Fifth Amendment to Credit Agreement, dated as of December 17, 2012, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (20)

10.7.7

Sixth Amendment to Credit Agreement, dated as of August 12, 2013, by and among the Company, Amerigon Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (27)

10.7.8	Pledge and Security Agreement, dated as of March 30, 2011, by and among the Company, BSST LLC, ZT Plus, LLC, Gentherm Europe GmbH and Bank of America, N.A. (11)

10.7.9	Parent Guaranty, dated as of March 30, 2011, by the Company and Gentherm Europe GmbH executed in favor of Banc of America Securities Limited, in its capacity as administrative agent (11)

10.8	Credit Agreement, dated as of March 30, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (14)

10.8.1	First Amendment to Credit Agreement, dated as of May 31, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (15)

10.8.2	Second Amendment to Credit Agreement, dated as of October 11, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (15)

10.8.3	Third Amendment to Credit Agreement, dated as of November 14, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

Exhibit Number	Description

10.8.4	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (17)

10.8.5	Fifth Amendment to Credit Agreement, dated as of December 17, 2012, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (20)

10.9.1*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff, which consolidates the original agreement and first and second amendments thereto (14)

10.9.2*	Third Amendment to Service Agreement between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff (23)

10.10*	Service Agreement between W.E.T. Automotive Systems AG and Mr. Thomas Liedl

10.11	Registration Rights Agreement, dated as of February 15, 2013, by and between Gentherm Incorporated and Deutsche Balaton AG (22)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended, File No. 33-61702-LA, and incorporated by reference.
(2)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2001 Annual Meeting of Stockholders and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2006 Annual Meeting of Stockholders and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 23, 2005 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 27, 2009 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2009 Annual Meeting of Stockholders and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8 filed on March 31, 2011 and incorporated herein by reference
(12)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2011 Annual Meeting of Stockholders and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed February 17, 2011 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 4, 2011 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2011 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 15, 2012 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2012 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 11, 2012 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed November 5, 2012 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 21, 2012 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 2, 2013 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed February 21, 2013 and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 15, 2013 and incorporated herein by reference.
(24)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A with respect to the Company’s 2013 Annual Meeting of Stockholders and incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference.
(26)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed June 27, 2013 and incorporated herein by reference.
(27)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 14, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated
(Registrant)

/S/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: November 5, 2013

/S/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 5, 2013