Form 10-K
period 2013-12-31
GENTHERM Inc
filed 2014-03-11
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013, was $542,521,000. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the Common Stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of February 24, 2014, there were 35,181,802 issued and outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2014 are incorporated by reference into Part III.

GENTHERM INCORPORATED

PART I

ITEM 1.	BUSINESS

Unless otherwise indicated, references of “Gentherm”, “the Company”, “we,” “our” and “us” in this Annual Report on Form 10-K refer to Gentherm Incorporated and its consolidated subsidiaries.

General

Gentherm Incorporated is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies.  Our products can be found on the vehicles of nearly all major automotive manufacturers, spanning all major automotive markets.  We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and to identify future climatic comfort product opportunities in both automotive and other markets.   We concentrate our research on the development of new technologies that will improve overall product effectiveness and customer satisfaction.  New design applications of our existing technologies help us to create new product and market opportunities for thermal comfort solutions.

At the present time, the Company has three reportable segments for financial reporting purposes: Climate Controlled Seats (“CCS”), Advanced Technology and W.E.T. (“W.E.T.”).

Climate Controlled Seats

The CCS reporting segment includes products with variable temperature seat climate control systems designed to provide individualized thermal comfort to automobile passengers.  It also includes Gentherm’s automotive heated and cooled cup holder and heated and cooled mattress product, although revenues from such products individually are not currently significant to our business.  CCS does not include automotive seat comfort products that are part of the W.E.T. segment, despite similarities between some products in each segment.  CCS products are primarily sold to automobile and light truck original equipment manufacturers (“OEMs”) or their tier one suppliers.  CCS products are currently offered as an optional or standard feature on automobiles produced by Ford Motor Company, General Motors, Fiat Group, Toyota Motor Corporation, Nissan Motor Corporation, Tata Motors Limited and Hyundai Motor Company.

Advanced Technology

Advanced Technology is a research effort engaged in advanced research and development to improve the efficiency of thermoelectric devices and to develop, market, and distribute products based on these new technologies.  See the “Research and Development” section of this report for a description of significant internal and government-sponsored research and development programs currently ongoing.

W.E.T.

Based in Odelzhausen, Germany, W.E.T. is a global manufacturer of automotive seat comfort systems, specialized automotive cable systems and other non-automotive product solutions.  The automotive seat comfort category includes automotive seat heaters, climate comfort systems (similar to products reported within the CCS segment), steering wheel heater systems and integrated electronic components, such as blowers and electronic control units.  The specialized automotive cable systems category includes ready-made wire harnesses and related wiring products.  W.E.T.’s customers include light vehicle OEMs, commercial vehicle OEMs, and Tier 1 suppliers to the automotive OEMs, including automotive seat manufacturers. Customers of W.E.T.’s other products extend beyond the automotive industry to include companies in the telecommunication, information technology and medical equipment industries.

Gentherm acquired a majority interest in W.E.T. on May 16, 2011.  The acquisition was pivotal to our strategy to meet the global requirements of automotive manufacturers throughout the world. From May 16, 2011 until February 22, 2013, W.E.T. was operated as a separate entity, managed by a separate Supervisory Board, due to a legal obligation to ensure that all interactions between Gentherm and W.E.T. were in the best interest of W.E.T.’s non-controlling shareholders. On February 22, 2013, Gentherm successfully registered a Domination and Profit and Loss Transfer Agreement (DPLTA) in Germany which, under German law, enabled us to operate Gentherm and W.E.T. as essentially one company.  In October 2013, Gentherm registered a squeeze-out and now owns 100 percent of the outstanding shares of W.E.T. and therefore is in full control of W.E.T.

W.E.T. is being treated as an individual segment until we are able to substantially implement our integration plans.

Corporate Information

We are incorporated under the laws of the State of Michigan. From the date of our incorporation until September 5, 2012, our name was Amerigon Incorporated. Our name change to Gentherm Incorporated was intended to better reflect the new capabilities and broader global reach of the Company following our acquisition of W.E.T. and current integration activities. We believe our new name better aligns the Company’s branding with our global presence and our broad product range in thermal technologies. Our internet website is www.gentherm.com. Our annual or transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge through our website, www.gentherm.com, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s website, www.sec.com, once filed. The content of our website is not incorporated by reference herein unless expressly noted.

Business Strategy

We are striving to be the world market leader of thermal comfort technologies for application in the automotive and other markets. We believe this goal depends on our ability to anticipate the needs of our customers and integrate those needs into our vision to deliver game-changing products to their end users.  Our strategy includes the following key elements:

•	Expanding the depth and breadth of our core technologies and the portfolio of products derived from these technologies;
•	Leveraging our global management and production capabilities to streamline services to our customers and offer enhanced local support;
•	Growing our electronics capabilities – both in terms of product development and manufacturing;
•	Continuing design and development activities that improve the cost, performance, efficiency and packageability of our existing product portfolio;
•	Identifying new thermal comfort markets outside Europe and North America for automotive and non-automotive applications;
•	Penetrating new markets for battery thermal management, waste heat recovery, increased automotive thermal convenience, and heated and cooled bed solutions; and
•	Continuing to expand our intellectual property.

Core Technology

Thermoelectric Devices

Gentherm’s goal of being a global leader in thermal technologies is built upon the belief that many of our current and future thermal products will be based upon our internally developed advanced thermoelectric device (“TED”) technology. A TED is a solid state circuit that has the capability to produce both hot and cold thermal conditions, known as the Peltier effect. The advantages of advanced TEDs over conventional compressed gas systems are that they are environmentally friendly, less complex as they have no moving parts and are compact and light weight. In the past, TEDs were not widely utilized in the global product marketplace because they are inherently inefficient. We have worked for the past 13 years developing innovations that improve TED efficiency. We currently hold 33 U.S. patents related to these innovations and have 41 additional U.S. patents pending. Our progress to date has been to improve system level TED efficiency by an approximate factor of two in laboratory demonstrations. We believe that a substantial improvement is required for a number of practical commercial applications. Gentherm is working to develop advanced materials and manufacturing processes to produce those materials. Advanced TED materials are currently being researched by a number of entities with which we have developed strategic relationships. The Company continues to focus on completing the development of advanced materials and creating innovative manufacturing capabilities to produce the materials in volume, and in a cost-efficient manner. We currently hold two U.S. patents and have three additional U.S. patents pending, as well as one pending U.S. patent application held jointly with The Ohio State University, related to TED materials.

TEDs also have a capability known as the Seebeck effect that is reciprocal to the Peltier effect. In this process thermal energy, such as the waste heat from an automobile exhaust, can be converted into electrical power. As with the Peltier effect, traditionally designed TEDs lack the efficiency for practical application. Our research and development efforts seek to improve the TED efficiency of this process, focusing on both design and materials suited for these types of devices. See “Research and Development” in this section of the report for additional information regarding our advanced materials research. Although we believe the prospects of our advanced TED technology are very promising, there are no assurances as to when the efficiency gains required can be achieved, if at all. Additionally, we cannot be certain that our proposed products based upon our advanced TED designs would gain acceptance by potential customers. While we have been encouraged by substantial achievements in advancing TED capabilities, there remain barriers that must be overcome to achieve a commercial product..

Products

Seat Comfort

Climate Control Seats

Our CCS products utilize exclusive patented technology, obtained through  internal development, for a variable temperature seat climate control system to enhance the comfort of vehicle passengers. The most advanced CCS models, referred to as active climate seats or active CCS, use one or more TEDs to generate heating or cooling depending upon the direction of the current applied to the device.

A TED is the heart of a compact heat pump used in our active CCS products. Air is forced through the heat pump and thermally conditioned in response to electronic switch input from the seat occupant. The conditioned air circulates by a specially designed fan through a proprietary air distribution system installed in the seat cushion and seat back, so that the seat surface can be heated or cooled. Each seat has individual electronic controls to adjust the level of heating or cooling. Active CCS products substantially improve comfort compared with conventional air conditioners by focusing the cooling directly on the passenger through the seat, rather than waiting until ambient air cools the seat surface beneath the passenger.

In 2008, we launched a heated and ventilated only variant of the CCS.  Instead of using a TED to actively cool the seat, the vent only system uses ambient cabin air to provide cooling comfort.   In the heating mode, the vent only system is supplemented with resistive heating elements.  Heated and ventilated CCS products have a lower price and are targeted to certain lower cost vehicle models, geographical markets and customers who prefer the heated and ventilated product. By offering this product, we give our customers the opportunity to purchase a wider range of climate control products at different price points.

Since each vehicle model’s seats are different, we must tailor the CCS components to meet each seat design. Since we first began to develop the CCS in the late 1990’s, we have supplied prototype seats containing our CCS product to virtually every major automobile manufacturer and seat supplier. If a manufacturer wishes to integrate our CCS product into a seat, it provides us with automotive seats to be modified so that we can install a unit in a prototype. The seat is then returned to the manufacturer for evaluation and testing. If a manufacturer accepts our CCS product, a program can then be launched for a particular model on a production basis, but it normally takes two to three years from the time a manufacturer decides to include our CCS product in a vehicle model to actual volume production for that vehicle. During this process, we derive funding from prototype sales but, generally, obtain no significant revenue until mass production begins.

Heated Seats

Our heated seats utilize resistive wire, carbon fiber or positive thermal couple (“PTC”) heating elements to quickly and effectively deliver heat to automobile passengers.  Innovative heated seat designs provide the ability to seamlessly integrate our products into new automotive seats, using materials that offer the best capacity, installation characteristics and durability.  Heated seat products have been designed with wire heating elements made from stainless steel or copper, our proprietary carbon fiber woven lattice technology called CarbotexTM  or printed circuit PTC heaters.  Our capabilities allow our customers to choose among these various technologies based on their individual vehicle specifications.

Interior Comfort

Heated and Cooled Cup Holder

The heated and cooled cup holder applies Gentherm’s patented TED technologies to keep beverages of automobile drivers and passengers either warmed or cooled. We have developed a range of cup holder models with varying degrees of functionality, designed to be packaged in multiple configurations to accommodate different console environments.  Our dual independent design provides separate temperature settings in each holder allowing the driver and passenger to individually maintain a heated or cooled beverage. The cup holder requires low power consumption and incorporates proven automotive grade ruggedness, reliability and drink container retention features. We are currently developing several technological improvements to this product with the aim of reducing noise and power consumption and improving the heating and cooling properties.  We are also working with several potential new customers for this product.

Thermal Storage Bin

Gentherm’s newest thermal convenience product is our thermal storage bin designed for food or beverage cooling for the global automotive market.  Using patented TED and other key element technologies, the thermal storage bin provides temperature control independently from a vehicle’s heating and air conditioning system.  The thermal storage bin offers flexibility in tight interior spaces and comfort to those who have long work commutes or transport multiple passengers.  We expect a cooling-only version of the thermal storage bin will be commercially available in a vehicle to be introduced by a major North American automotive manufacturer in 2014.

Heated Steering Wheel

Heated steering wheel products deliver heating comfort to automobile drivers through resistive wire elements, similar to those used in our seat comfort products.  A solution for drivers in cold weather climates, the heated steering wheel is designed for the global automotive market.

Heated Door and Armrest

Gentherm’s new electrically heated door and armrest products are powered by technologies used in our advanced seat heating products.  Door and armrest heating is managed by a seat heating control switch found in the door panel of the vehicle.  Heated door and armrests are a perfect complement to our climate controlled seat products and further enhance the interior comfort of automobiles.

Electronics

Electronic Control Units

Gentherm produces and supplies electronics to our core thermal product set, including CCS and heated seats, as well as our thermal convenience products (heated and cooled cup holders, thermal storage bins, heated steering wheels and heated door and armrests).  We are beginning to supply electronics for products outside this core set and are looking to supply electronic products to third parties for adjacent areas within the automotive interior, where supplying value-added electronics is desired.  Our electronics will also be used to support consumer and commercial products currently under development.

Automotive Cable Systems

Gentherm produces automotive cable systems to be used to connect automotive components to sources of power. The automotive cable systems are an important element in the production of virtually all of our other products and form a significant component in how we generate value to our customers by being an efficient, low-cost and high quality manufacturer. We offer these products as integrated parts of our other products and also as stand-alone components for other automotive applications, such as oxygen sensors.  Our cable systems business includes both ready-made individual cables and ready-to-install cable networks.

Air Moving Devices

Air moving devices, such as blowers and fans, constitute an essential component in our CCS products and other products that require air movement.  Production of air moving devices signifies a growing breadth in our manufacturing capabilities and adds a new link in the value chain.  We also produce and supply air moving devices to external customers through our Comair RotronTM catalog and specialty blower business.

Heated and Cooled Mattress

Our heated and cooled mattress incorporates our proprietary Climate Control Sleep System™ (“CCSS”) technology. The CCSS represents an adaptation of the technology found in our active CCS system, but for a non-automotive market. The CCSS utilizes TED technology to direct warmed or cooled air to a special air distribution layer of the mattress though air ducts connecting the mattress to the foundation. Two separate temperature zones have their own heat or cool settings for a personalized microclimate sleep environment. There are five available settings in each of the heat and cool modes as well as an ambient setting. The bed can be controlled using either the Master Control Unit or one of two remotes provided for each zone.  We are currently working to develop integration solutions for spring, foam and air bed mattress types with mattress manufacturers and retailers around the world.

Other Applications of Thermoelectric Devices

We are working on other applications that utilize thermoelectric technology, such as heated and cooled office chairs, stadium cushions and surgeons helmets.

Additional information about our business segments and geographic areas is incorporated herein by reference to Note 11 of our consolidated financial statements and related financial information indexed on page F-1 of this report.

Research and Development

Our research and development activities are an essential part of our efforts to develop new, innovative products and introduce them to the market. These activities are critical to optimizing energy and production efficiencies and to improving effectiveness in our products, making them less complex, easier to package and less expensive to manufacture and install.  There can be no assurance, however, that any particular research and development program will result in product improvements or new business opportunities in the future.

We perform research and development of more efficient thermoelectric systems, including the development and testing of new materials that show increased thermoelectric efficiency. Development of next generation thermoelectric-based technologies is critical to expanding Gentherm’s existing product portfolio and improving our effectiveness in serving customers.  We engineer new applications of our existing products in order to meet design criteria of a particular vehicle platform.  The limitation on applications for thermoelectric systems has been their relatively poor efficiency. We believe that, through a combination of proprietary methods for improving thermoelectric efficiency and improved thermoelectric materials, there are substantial prospects for the design and development of innovative thermoelectric systems in applications outside of our present product line.

Through both internal and government-sponsored research and development programs, we are working to demonstrate performance and develop a comprehensive knowledge of thermoelectric-based technologies.  Our objective is for this unique technology to occupy an important place in the value chain of a new class of solid state energy conversion systems that replace existing electromechanical applications not only in automotive seating, but also battery thermal management, thermoelectric power generation, aerospace and defense, individual comfort, medical and waste heat harvesting.

Research and development activities are expensed as incurred. These expenses include direct expenses for wages, materials and services associated with particular engineering applications, net of reimbursements from customers and research sponsors. Any related reimbursements for costs, whether for advanced research or a specific application, are accounted for as a reduction of research and development expense.

Research and development is conducted at our global headquarters in Northville, Michigan, our advance materials research facilities in Azusa, California, our European headquarters in Odelzhausen, Germany, as well as at our global design and manufacturing facilities to support local market vehicle platforms.  We believe the localized development model employed at our global design and manufacturing facilities improves our ability to effectively serve our customers and increases the innovative capacity in the future.

Net research and development expense in 2013, 2012 and 2011 were $49,873,000, $40,950,000, and $29,733,000, respectively. Because of changing levels of research and development activity, our research and development expenses fluctuate from period to period.

Thermoelectric Generators

From 2005 to 2011, Gentherm led a development team for an Automotive Waste Heat Recovery Program with the U.S. Department of Energy (“DOE”).  The objective of this program was to demonstrate a viable thermoelectric-based vehicle waste heat recovery and power generation system that will improve the efficiency of vehicles powered by internal combustion engines.  Due to the successful completion of the program, the DOE awarded us a follow up program in 2012 to establish commercialization readiness for a thermoelectric generator (“TEG”) system. Gentherm is leading a development team that includes BMW of North America, Ford Motor Company, Tenneco Inc., the National Renewable Energy Lab, and the California Institute of Technology. The TEG system will be designed to convert exhaust waste heat to electric power in light-duty passenger vehicles with a demonstrated fuel economy improvement of at least 5% over the US06 drive cycle.  The four phase program includes the industrialization of TEG technology for passenger vehicle applications through scaled up development of skutterudite materials, proof-of-concept thermoelectric engines, and the process and manufacturing techniques suitable for commercial practice. This $14.2 million project is being performed on a 45% cost share basis with the DOE.  Program funding under this program was $1,528,000 and $1,303,000 during 2013 and 2012, respectively.

Also awarded in 2012 was a related program to supply The U.S. Army Tank Automotive Research, Development and Engineering Center (“TARDEC”) with a TEG designed specifically for a Bradley Fighting Vehicle.  All of the project’s $1.5 million cost is to be funded by the DOE.  Program funding under this program was $319,000 and $34,000 during 2013 and 2012, respectively.

In 2013, Gentherm, in partnership with Salzgitter AG, a German steel company, and BFI, an application-focused research and development provider in the field of steelmaking technology, was awarded a €2.3 million, or $3.2 million, program to develop an industrial TEG system to harvest the heat generated as a byproduct in steel manufacturing.  The steel industry has been identified as an ideal demonstration field for this technology due to the high process temperatures, available waste heat and rough operating conditions.  Our TEG sytem technology will recover and convert radiated energy in a continuous caster of an iron or steel mill. The four year program specifies 50% of Gentherm’s cost basis will be shared by the German Ministry of Economics and Technology.  €40,000, or $53,000, in program funding was earned during 2013.

In 2013, we were selected to participate in an advanced development industrial engine program.  The European Union (“EU”) sponsored program is intended to demonstrate the viability of a super-efficient compressed natural gas engine and will feature Gentherm’s innovative TEG technology.  In addition to Gentherm, the consortium of companies participating in the program is Fiat Industrial, Magna Steyr, Continential and Uni-Valencia. The program will be performed on a 50% cost share basis with the EU and is scheduled to begin in early 2014.

Marketing, Customers and Sales

We are primarily a second-tier supplier to automobile and truck manufacturers for our seat comfort, interior comfort and electronics products.  We also directly supply CCS components to aftermarket seat distributors and installers and our heated and cooled mattress system to mattress manufacturers.  Our marketing efforts are focused primarily on manufacturers and their first-tier suppliers. Generally, we have not marketed our current product portfolio directly to consumers. Our strategy is to market to the major manufacturers that our products represent an attractive feature that will be embraced by consumers and have favorable economics, including high profitability, to these customers. If interested, the manufacturers then direct us to work with their suppliers who then become our direct customers by incorporating our products into their designs. As automobile products comprise a vast majority of our current revenue, the number of products we sell is directly affected by the levels of new vehicle sales and the general business conditions in the automotive industry.

Inherent to the automotive supplier market are costs and commitments that incur well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to automotive manufacturers requiring the design, coordination and testing of proposed new components and sub-systems. Revenues from these expenditures may not be realized for two to three years as the manufacturers tend to group new components and enhancements into annual or every two to three year vehicle model introductions. These customers in turn sell our product, as a component of an entire seat or seating system, to automotive OEMs.

For our most recent fiscal year, our revenues from sales to our three largest customers, Johnson Controls, Lear Corporation and Bosch Automotive were $179,396,000, $117,737,000, and $66,187,000, respectively, representing 27%, 18%, and 10% of our total revenues, respectively. Revenues from Johnson Controls and Lear Corporation represent sales of our seat comfort products and revenues from Bosch represent sales of our automobile cable system products, primarily for use in the production of automotive oxygen sensors. The loss of any one of these customers is likely to have a material adverse impact on our business; however, as noted above, our strategy is to market our seat comfort products to the OEMs who then direct their suppliers, such as Johnson Controls and Lear Corporation, to work with us.  Therefore it is perhaps more relevant to understand how our revenues are divided among the OEMs, as shown below.

Our revenues for each of the past three years were divided among automotive OEMs as follows:

Manufacturer	2013	2012	2011
General Motors	15%	15%	15%
Hyundai	14	12	11
Volkswagen	13	15	11
Fiat Chrysler Automobiles	13	12	8
Ford Motor Company	12	14	14
BMW	8	8	7
Renault/Nissan	6	6	7
Toyota Motor Corporation	6	5	3
Daimler	4	4	4
Honda	3	3	3
Jaguar/Land Rover	2	2	2
Other	4	4	15
Total	100%	100%	100%

Non-OEM and non-automotive revenues are included within the Other category.

Outsourcing, Production and Suppliers

We outsource the production of certain components of our CCS segment products to contract manufacturers in lower-cost countries. We currently have contract manufacturing relationships with several suppliers who have manufacturing locations in the United States, China and Japan. As a result of the acquisition of W.E.T., we have in-house manufacturing capability and will slowly begin to produce a significant portion of our CCS products at our own manufacturing locations over time.

Our global manufacturing sites produce products reported in the W.E.T. segment and are located in places close to our key customers.  Our European manufacturing operations are primarily performed at our Hungarian and Ukrainian sites. In North America, we operate a manufacturing production site located in Acuña, Mexico. In Asia, we operate a low-cost production facility in Langfang, China, and an electronics production facility in Shenzhen, China. Our China operation serves the South Korean, Japanese, Chinese and certain European markets.

Our ability to successfully manufacture and market our products is dependent on relationships with third party suppliers. We rely on various vendors and suppliers for the components of our products and procure these components through purchase orders, with no guaranteed supply arrangements. Certain components, including TEDs, are only available from a limited number of suppliers in the world. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows. Our business and operations could also be materially adversely affected by delays in deliveries from our suppliers.

Proprietary Rights and Patents

The development of new technologies is critical to the execution of our business strategy. Patents obtained for new technologies form an important basis for the success of the Company and demonstrate the realization of its research and development work. In addition to our efforts to apply for patents for our own internally developed devices and processes, we have adopted a policy of seeking to obtain, where practical, the exclusive rights to use technology related to our products through patents or licenses for proprietary technologies or processes. We have sought to adapt and commercialize such technologies in automotive products which were suitable for mass production. We also developed technologies or furthered the development of acquired technologies through internal research and development efforts by our engineers.

In 2012, we purchased the rights and ownership of certain intellectual property from Johnson Controls for $7,000,000. The purchased intellectual property, used in the development and manufacturing of seat comfort technology, has a useful life of seven years.

As of December 31, 2013, Gentherm held 432 issued patents, of which 177 were U.S. patents and 255 were non-U.S. patents.  Twenty patents were held jointly with other companies.  In 2013, 20 new U.S. patents and 24 new non-U.S. patents were registered.  As of December 31, 2013, Gentherm had 317 patents applications pending at the authorities, 41 of which were new U.S. applications and 45 of which were new non-U.S. applications filed in 2013.  One of the pending applications was jointly owned with the Ohio State University.

We are currently actively contesting patent infringement actions by various competitors.  These actions are at various stages in the legal process.

Competition

The automotive components and systems business is highly competitive. We have several important competitors in the heated seat business and certain vehicle manufacturers have, for some time, offered options on certain models that combine heated seats with circulation of ambient air or cooled air from the car’s air conditioning system. It is possible that our competitors will be able to expand or modify their current products to more directly compete with our CCS products. We believe that there are other potential competitors that are working to develop systems for active heating and cooling of automotive car seats.

We may experience additional competition directly from automobile manufacturers or other major suppliers, most of which have the capability to manufacture competing products. Many of our existing and potential competitors have considerably greater financial and other resources than we do, including, but not limited to, greater research and development capability and greater marketing and sales resources. We believe that our products will compete successfully on the basis of performance, quality, and price.

For further description of our competition, see Item 1A, Risk Factors, “The automotive industry is subject to intense competition and our current automotive products may be rendered obsolete by future technological developments in the industry”.

Risk Attendant to Foreign Operations

We internally manufacture a large portion of our products at our production facilities in foreign countries.  Other products we sell are manufactured by third parties in foreign countries.  For a description of risks attendant to our foreign operations, see  Item 1A, Risk Factors, “Our global operations subject us to risks that may harm our operations and financial results”.

Seasonality

Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants close for model year changeovers and in December when many customer plants close for the holidays. See Item 8. Financial Statements and Supplementary Data for select quarterly financial data.

Employees

As of December 31, 2013 and 2012, Gentherm’s employment levels worldwide were approximately as follows:

Region	2013	2012
United States and Canada	267	223
Mexico	2,082	1,452
Germany	189	180
Hungary	213	200
Ukraine	2,363	2,327
Malta	10	9
China	2,248	1,973
Korea	23	14
Japan	8	9
	7,403	6,387

Gentherm also retains the services of outside contractors from time to time. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

Executive Officers of the Registrant

Our current executive officers are as follows:

Daniel R. Coker, 61, was appointed President and Chief Executive Officer in March 2003. He was appointed to the Company’s Board of Directors in February, 2007, having also served on the Company’s Board of Directors from 2003 to 2004. Mr. Coker joined Gentherm in 1996 as Vice President of Sales and Marketing. Prior to joining Gentherm, Mr. Coker worked with Arvin, Inc. from 1986 through 1995 as Vice President and General Manager of North American Operations. Mr. Coker received his Bachelor’s degree from Tennessee Technological University.

Frithjof Oldorff, 47, was appointed President of the Automotive business unit in July, 2013.  The Automotive business unit includes our climate control seats, heated seats, heated steering wheel and heated door and armrest products. Prior to this appointment, Mr. Oldorff has served as the Chief Operating Officer of W.E.T. since 2008. He previously was the Director of Operations for Freudenberg from 2005 to 2007 and held various positions at Faurecia from 1995 to 2005.

Thomas Liedl, 46, was appointed President of the Gentherm Technologies business unit in July, 2013.  The Gentherm Technologies business unit includes our heated and cooled cup holder, thermal storage bin, heated and cooled mattress, air moving devices and automotive cable system products.  The Gentherm Technologies business unit also includes new non-automotive applications for our thermoelectric products.   Mr. Liedl has served as the Chief Financial Officer of W.E.T. since 2008. From 1999 to 2008, he held the position of Vice-President Finance at W.E.T. He worked in public accounting for KPMG from 1994 to 1999 and holds an MBA from the University of Augsburg and a M.A. from Wayne State University.

Greg L. Steinl, 47, was appointed Vice-President of the Gentherm Electronics business unit in July, 2013. Prior to joining Gentherm, Mr. Steinl worked since 2011 at Dana Holding Corporation as the Director of Technology Strategy. Prior to 2011 Mr. Steinl worked in a number of senior management positions, including Vice President of Business Development and Vice President of Engineering and Research and Development, at EControls, a developer and supplier of engine control and instrumentation products.  Mr. Steinl received a bachelor’s degree from Purdue University and an MBA from the University of Michigan.

Barry G. Steele, 43, was appointed Vice President Finance and Chief Financial Officer in 2004 and Treasurer in 2005. Prior to joining Gentherm, Mr. Steele worked since 1997 in a number of senior financial management positions, including Chief Financial Officer for Advanced Accessory Systems, LLC, a global supplier of specialty accessories to the automotive industry. Prior to 1997, Mr. Steele worked for PriceWaterhouse LLP. Mr. Steele received a bachelor’s degree from Hillsdale College in 1992 and is a Certified Public Accountant.

David J. Bomzer, 52, was appointed Vice-President of Human Resources in March, 2012. Mr. Bomzer has worked for more than 25 years in global industrial manufacturing, pharmaceutical and high technology industries. Before joining Gentherm, Mr. Bomzer served as a Management Consultant at The Executive Edge, Inc. Prior to that, Mr. Bomzer was Vice President of Human Resources at CertainTeed Corporation. Mr. Bomzer also worked at Ingersoll-Rand, Pfizer and Abbott Laboratories in a number of different senior management positions.

Kenneth J. Phillips, 40, was appointed Vice-President, and General Counsel and Secretary in June, 2012. Prior to joining Gentherm, Mr. Phillips was a Partner in the Detroit, Michigan office of the law firm Honigman Miller Schwartz and Cohn LLP. Mr. Phillips graduated with a J.D. from Wayne State University and a bachelor’s degree in Accounting and Finance from Oakland University. Mr. Phillips is also a Certified Public Accountant.

Officers of the Company serve at the pleasure of the Board of Directors and, to the extent applicable, in accordance with the terms of their individual Service Agreements.

ITEM 1A.	RISK FACTORS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this section, “Item 1 Business,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other places in this Report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof and are based on management’s current expectations and beliefs.  Such statements are subject to a number of factors and uncertainties, which are set forth below and elsewhere in this Report, that could cause actual results to differ materially from those described in the forward-looking statements. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Risks Relating to Our Business

Difficulties in the automotive industry, which represents our primary market, or for our key customers would have a material and adverse effect on our business, results of operations and financial condition

Demand for our products is directly related to automotive vehicle production. In 2008 and 2009, automotive sales and production were significantly and adversely affected by general economic and industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements, government initiatives, the availability and cost of credit and other factors. Although general automotive sales have improved in the past several years, there remains significant uncertainty in the automotive industry. Unfavorable economic or industry conditions could result in the financial distress of our customers and suppliers.  If our customers experience a decline in the number of new vehicle sales, particularly with respect to models for which we supply products, we may experience reductions in orders from these customers, incur write-offs of accounts receivable, incur impairment charges or require restructuring actions.  In addition, such issues could hinder our ability to obtain new business.

We may not be able to commercialize, market and sell additional products to other industries

We are currently developing products and researching technologies to be used in a wide range of industries. For example, we are working to increase sales of our products in the bed, office chair, cup holder and other industries. However, non-automotive applications represented a small portion of our total revenues in 2013. Furthermore, although we have made significant improvements in TED technology and we believe that a number of new products have become practical at our current stage of TED advancement, additional improvements are necessary to make certainTED-based products commercially attractive in comparison with other technologies for the major markets which we are targeting. These advancements are dependent on many variables, including but not limited to new advanced materials becoming available and efficient and cost effective manufacturing processes for advanced TEDs and the related materials being developed.  There can be no assurance that these advances will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate, or that we will be able to establish our proprietary right to these technologies. Further, there is no certainty that any advancement in TEDs will be commercially viable or that we will be successful in generating significant revenues from non-automotive sales for any of our existing or future products.

Our ability to market our products is subject to a lengthy sales cycle, which requires significant investment prior to significant sales revenues

The sales cycle for our automotive products, our largest industry segment, is lengthy because an automobile manufacturer must develop a high degree of assurance that the products it buys will meet customer needs, interface as easily as possible with the other parts of a vehicle and with the automobile manufacturer’s production and assembly process, and have minimal warranty, safety and service problems. As a result, from the time that a manufacturer develops a strong interest in our products, it normally will take several years before our products are available to consumers in that manufacturer’s vehicles.

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

The time required to progress through these five stages to commercialization varies widely. Generally, the more a component must be integrated with other vehicle systems, the longer the process takes. Further, products that are installed by the factory usually require extra time for evaluation because other vehicle systems are affected, and a decision to introduce the product into the vehicle is not easily reversed. Because our automotive products affect other vehicle systems and is a factory-installed item, the process usually takes several years from conception to commercialization.

While we currently have active development programs with various seat manufacturers and original equipment manufacturers (OEMs) for our automotive seat temperature control products, no assurance can be given that our products will be implemented in any particular vehicles.  During this development process, we derive minimal funding from prototype sales but generally obtain no significant revenue until mass production begins, which could have a material adverse effect on our liquidity.  If our products are not selected after a lengthy development process, our results of operations and financial condition could be adversely affected.

Other products that we develop are also likely to have a lengthy sales cycle. Because such technology is new and evolving, and because customers will likely require that any new product we develop pass certain feasibility and economic viability tests before committing to purchase, it is expected that any new products we develop will take some years before they are sold to customers, if at all.

Our ability to market our products successfully depends on acceptance of our products by existing and potential customers and consumers, as well as the success of our customers

Because of the sophisticated nature and relatively early stage of development of our main products, we have been, and will continue to be, required to educate potential customers and demonstrate that the merits of such products justify the costs associated with such products.  Similar efforts will be required with potential customers for additional products we develop using technologies we develop or license.  Manufacturers will only include our products if there appears to be demand for our products from the consumers.  For our automotive products, we rely on OEMs and applicable dealer networks to market our products to consumers, and we do not have any control over the marketing budget or messaging nor the training of employees and agents regarding our products.  Further, OEMs and dealer networks may market products offered by our competitors, including products manufactured by such OEMs.  If customers or consumers conclude that temperature control seats or our other products are unnecessary or too expensive or that our competitors offer more favorable terms or better products, OEMs and other manufacturers may reduce or decline to include our products in their vehicles or otherwise market our products.

We must also satisfy the timing, performance and quality standards of our customers and consumers during mass production.  Further, we are dependent upon the timing and success of our customers’ continuation of existing vehicles and introduction of new vehicles which include our products.  If such vehicles are not successful in the marketplace, our results of operations and financial condition could be materially and adversely affected.

Significant increases in the market prices of certain raw materials may adversely affect our business

Many of our products include TEDs which contain certain raw materials that cannot generally be substituted. The prices for these raw materials fluctuate depending on market conditions.  We generally have no contractual price protections with our suppliers and customers regarding raw material costs.  Substantial increases in the prices for our raw materials increase our operating costs and could reduce our profitability if we cannot recover these increases from our customers.  As an example, Tellurium is a raw material used in TEDs. If the market price for this raw material significantly increases, as it has in the past, our gross profit may be adversely impacted as our suppliers pass those price increases on to us. Other key raw materials include copper, silver and petroleum based engineered plastics. Our business, results of operations and financial condition could also be materially adversely affected by shortages in key raw materials.

Our business is subject to risks associated with manufacturing processes

We internally manufacture a large portion of our products at our production facilities.  Other products we sell are manufactured by third parties.  A catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, labor issues, civil unrest, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on our business, results of operations and financial condition.  This risk is exacerbated by the fact that our primary manufacturing locations are in Mexico, China and the Ukraine, all countries that have historically experienced a heightened degree of political, civil and labor uncertainty.  Recent demonstrations and related violence in the Ukraine in particular highlight this risk to our manufacturing process.  Although our manufacturing facility in the Ukraine is located approximately 700 miles by road from the center of the unrest in Kiev, and approximately the same distance from the activities along the border of Ukraine and Russia in the Crimea region, we cannot be certain that similar demonstrations, unrest and international tensions will not affect our facility.  Furthermore, most of our products manufactured in the Ukraine are shipped across the border from the Ukraine to Hungary for further delivery to our customers.  If that border crossing were to be closed for any reason, we would essentially experience a loss of the use of our Ukraine facility, which would have a material adverse effect on our business.  Approximately 24% of our revenues are derived from products manufactured at our Ukraine facility.

Unexpected failures of our equipment and machinery also may result in production delays, revenue loss and significant repair costs, injuries to our employees, and customer claims. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows.

The disruption or loss of relationships with vendors and suppliers for the components for our products could materially adversely affect our business

Our ability to manufacture and market our products successfully is dependent on relationships with both third party vendors and suppliers. We rely on various vendors and suppliers for the components of our products and procure these components through purchase orders, with no guaranteed supply arrangements. Certain components are only available from a limited number of suppliers. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, results of operations and financial condition.

Our business also could be materially and adversely affected by delays in deliveries from suppliers because we carry minimal inventory of product components.  Automobile manufacturers, in particular, demand on-time delivery of quality products, and some have required the payment of substantial financial penalties for failure to deliver components to their plants on a timely basis.  Such penalties, as well as costs to avoid them, such as overtime costs and overnight air freighting of parts that normally are shipped by other less expensive means of transportation due to our global production operations, could have a material adverse effect on our business, results of operations and financial condition. Moreover, the inability to meet demand for our products on a timely basis would materially adversely affect our reputation and future commercial prospects.

Further, we have engaged outside contractors to perform product assembly and other production functions for us for our historical certain of our products. Our reliance upon third party contractors for certain production functions reduces our control over the manufacture of our products and makes us dependent in part upon such third parties to deliver our products in a timely manner, with satisfactory quality controls and on a competitive basis.  If we are unable to meet commitments to our customers due to third party services in production, our business, results of operations, financial condition and reputation could be materially and adversely affected.

Our global operations subject us to risks that may harm our operations and financial results

We have significant personnel, property, equipment and operations in a number of countries outside of the United States, including Canada, Germany, China, Hungary, Mexico and the Ukraine.  We also have engaged third parties to produce products for us in Mexico, Japan and China. We and these third parties maintain production facilities in lower-cost countries for cost containment reasons.  Expanding our manufacturing operations into additional lower-cost countries is an important element of our strategy, and therefore our exposure to the risks described below is substantial and increasing.  We also derive a significant portion of revenues from Europe and Asia and conduct certain investing and financing activities in local currencies.

In addition to the general risks relating to our operations, our international operations are subject to unique risks inherent in doing business abroad, including:

•	exposure to local economic conditions and infrastructure;
•

different and complex local laws and regulations and enforcement thereof, including those relating to governance, taxes, litigation, anti-corruption, employment, employee benefits, environmental, competition, permitting, investment, repatriation, and export/import restrictions or requirements;

•	political, economic and civil instability (including acts of terrorism, civil unrest, drug-cartel related and other forms of violence and outbreaks of war);
•	expropriation, nationalization or other protectionist activities;
•

currency exchange rate fluctuations and currency controls; in particular, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. Dollar, including the Euro, the Chinese Renminbi, the Hungarian Forint, the Mexican Peso, the Ukrainian Hryvnia and the Canadian Dollar;

•	differing tax rates, as well as withholding and other taxes on remittances and other payments by subsidiaries;
•	increases in working capital requirements and greater potential for production and delivery delays due to extended logistics;
•

local business and cultural factors that differ from our customary standards and practices, including business practices that we are prohibited from engaging in due to anti-corruption laws and regulations; and

•

global sovereign fiscal matters and creditworthiness, including potential defaults and the related impacts on economic activity, including the possible effects on credit markets, currency values, monetary unions, international treaties and fiscal policies.

Recent demonstrations and related violence in the Ukraine increase the risk that political, economic and civil instability in that country will materially and adversely affect our business.  Our manufacturing facility in the Ukraine is located approximately 700 miles by road from the center of the unrest in Kiev, and approximately the same distance from the activities along the border of Ukraine and Russia in the Crimea region, but we cannot be certain that similar demonstrations, unrest and international tensions will not affect our facility.  Furthermore, most of our products manufactured in the Ukraine are shipped across the border from the Ukraine to Hungary for further delivery to our customers.  If that border crossing were to be closed for any reason, we would essentially experience a loss of the use of our Ukraine facility, which would have a material adverse effect on our business.

Any failure to comply with anti-corruption laws and regulations could have a material and adverse effect on our reputation, business and financial results

Our operations outside of the United States require us to comply with various anti-bribery and anti-corruption regulations, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act and the China Anti-Unfair Competition Law.  We have internal control policies and procedures, and we have implemented training and compliance programs for our employees and agents, with respect to these regulations.  However, our policies, procedures and programs may not always protect us from negligent, reckless or criminal acts committed by our employees or agents.  We could incur significant expenses in investigating any potential violation and could incur severe criminal or civil sanctions as a result of violations or settlements regarding such laws.  In addition, any allegations, settlements or violations could materially and adversely impact our reputation and our relationships with current and future customers, suppliers, employees and agents.  Also, some of our competitors may not be subject to, or similarly comply with, the same anti-corruption laws, which could provide them a competitive advantage.

We are subject to significant currency risk related to our global operations

A significant portion of our global transactions is conducted in currencies other than the U.S. Dollar. While we sometimes employ financial instruments to hedge some of our transactional foreign exchange exposure, developing an effective foreign currency risk strategy is complex and expensive and no strategy can completely insulate us from those exposures.  Hedging arrangements also may expose us to additional risks, including that a counterparty may fail to honor its obligations, and additional costs, including transaction fees and breakage costs.  Changes in the exchange rates of foreign currencies could significantly affect our reported results of operations and financial condition.

A significant portion of our business activities is conducted in Euros.  Concerns persist regarding the debt burden of certain European countries that have adopted the Euro currency (the "Euro Zone") and their ability to meet future financial obligations, as well as concerns regarding the overall stability of the Euro to function as a single currency among the diverse economic, social and political circumstances within the Euro Zone. If one of the Euro Zone countries were to default on its debt or withdraw from the Euro currency, the impact on global markets, and on our business, results of operations and financial condition, could be significant, and that impact would intensify substantially if the Euro currency was dissolved entirely. Such a development could also cause financial and capital markets across the globe to constrict, reducing liquidity and increasing borrowing costs, and could have a significant negative impact on consumer confidence and spending.

The automotive industry is subject to intense competition and our current automotive products may be rendered obsolete by future technological developments in the industry

The automotive component industry is subject to intense competition. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, timely delivery, technological innovation and service.  In addition, customers often demand periodic price reductions during a vehicle’s life that require us to continually assess, redefine and improve our operations, products and manufacturing capabilities to maintain and improve profitability.

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

Due to the rapid pace of technological change, as with any technology-based product, our ability to compete successfully will depend on our ability to develop and license improved technologies on a rapid and cost-efficient basis. Our business will therefore require extensive capital expenditures and investment in product development, manufacturing and management information systems.  Further, our products may be rendered obsolete by future technologies of competitors or consumer preferences.  Our operations, financial results and competitive position would be materially and adversely affected if we were unable to anticipate such future developments and develop, or obtain access, to critical new technologies at a reasonable cost.  Our inability to compete successfully may also hinder our ability to complete acquisitions or financings on reasonable terms or at all.

Any failure to protect our intellectual property developed or licensed could harm our business and competitive position

We believe that patents and proprietary rights have been and will continue to be very important in enabling us to compete.  If our patents are circumvented, rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded to our products would be impaired, which could significantly impede our ability to market our products, negatively affect our competitive position and materially adversely affect our business and results of operations.

There can be no assurance that any new or pending patents will be issued, that our or our licensors’ proprietary rights will not be challenged, invalidated, circumvented or rendered unenforceable, or that our patents will provide us with meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Also, failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets.  Further, as we expand our operations in jurisdictions where the protection of intellectual property rights is less robust, such as China, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them.  Foreign governments may adopt regulations—and foreign governments or courts may render decisions—requiring compulsory licensing of IP rights, or foreign governments may require products to meet standards that serve to favor local companies.

Because of rapid technological developments in the automotive industry and the competitive nature of the market, the patent position of any component manufacturer is subject to uncertainties and may involve complex legal and factual issues. Consequently, although we either own or have licenses to certain patents, and are currently processing a significant number of additional patent applications, it is possible that no patents will issue from any pending applications or that claims allowed in any existing or future patents issued or licensed to us will be challenged, invalidated, circumvented, or that any rights granted under such patents will not provide us adequate protection. There is an additional risk that we may be required to participate in interference proceedings to determine the priority of inventions or may be required to commence litigation to protect our rights, which could result in substantial costs and divert the attention of management and technical and engineering personnel.  We are currently involved in several legal proceedings to enforce our patent rights against competitors.  There can be no certainty that those proceedings will be decided in our favor.

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

Our products may conflict with patents that have been or may be granted to competitors or others

Other persons could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of our products for allegedly conflicting with patents held by them. Any such litigation could result in substantial cost to us, divert the attention of management and engineering and technical personnel, and harm our reputation. If any such actions are successful, in addition to any potential liability for damages, we could be required to cease selling or using infringing products, obtain a license in order to continue to manufacture or market the affected products, or redesign the infringing products. There can be no assurance that we would prevail in any such action, that any license required under any such patent would be made available on acceptable terms, if at all, or that we could redesign such products on a timely basis and at a reasonable cost, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on our business, results of operations and financial condition. From time to time, we receive notices from third parties suggesting that our products infringe on the proprietary rights of others. While we believe that none of the claims of infringement received to date are valid, we must spend time and resources reviewing, defending and resolving such claims.

We rely on trade secret protection through confidentiality agreements and the agreements could be breached or information may be otherwise stolen

We rely on trade secrets that we seek to protect, in part, through confidentiality and non-disclosure agreements with employees, customers and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by competitors.

The theft or unauthorized use or publication of our trade secrets and other confidential business information could harm our competitive position and reduce acceptance of our products, the value of our investment in research and development, product development and marketing could be reduced, and third parties might make claims against us related to losses of confidential or proprietary information, end-user data or system reliability. These incidents and claims could severely disrupt our business, and we could suffer losses, including the cost of product recalls and returns and reputational harm.  In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Our most significant customers typically reserve the right unilaterally to cancel contracts or reduce prices, and the exercise of such right could reduce or eliminate any financial benefit to us anticipated from such contract

Due to their purchasing size, automotive customers typically reserve the right unilaterally to cancel contracts completely or to require price reductions during the term of the contract. Although these customers generally agree as a commercial practice to reimburse companies for actual out-of-pocket costs incurred with respect to the particular contract up to the point of cancellation, these reimbursements typically do not cover costs associated with acquiring general purpose assets, such as facilities and capital equipment, or for increases in employee count and related costs, and may be subject to negotiation and substantial delays in receipt by us. Any unilateral cancellation of, or price reduction with respect to, any contract could reduce or eliminate any financial benefits anticipated from such contract.  If we are not able to offset pricing reductions through improved operating efficiencies and reduced expenditures, such price reduction could have a material adverse effect on our financial condition and results of operations.

The third parties that have agreed to reimburse portions of our research and development expenses generally also reserve the right to unilaterally terminate those contracts. There can be no assurance that we will continue to receive the third party reimbursements for any of our research and development efforts.

Our success will depend in large part on retaining key personnel

Our success will depend to a large extent upon the continued contributions of key personnel. The loss of the services of Daniel Coker, our President and Chief Executive Officer, Frithjof Oldorff, President of the Automotive Business Unit, or other officers could have a material adverse effect on the success of our business. Our success will also depend, in part, upon our ability to retain qualified engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel.

We are required to comply with environmental laws and regulations that could cause us to incur significant costs

Our manufacturing facilities are subject to numerous laws and regulations designed to protect the environment inside and outside the United States, and we expect that additional requirements with respect to environmental matters will be imposed on us in the future. We may also assume, or be deemed to assume, significant environmental liabilities in acquisitions.  Environmental liability may be imposed without regard to fault, and under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation.  Material future expenditures may be necessary if compliance standards change or material unknown conditions that require remediation are discovered. No assurance can be given that all environmental liabilities have been identified or that no prior owner or operator of our properties or former properties has created an environmental condition not known to us.  Environmental laws could also restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. Violations of these requirements could result in fines or sanctions, obligations to investigate or remediate contamination, third party property damage or personal injury claims due to the migration of contaminants off-site, or modification or revocation of our operating permits, which could adversely affect our financial condition, operating results and cash flows.

We may not generate enough liquid assets to fund our ongoing operations and investments and service our debt

Based on our current business plan, we believe our cash on hand along with cash flows from operating activities will be sufficient to meet operating and capital expenditure needs, including research and development expense, and to service our debt for the foreseeable future.  However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and materially and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could materially and adversely affect our future operations and business strategy.

The recent global economic and financial market crisis has had and may continue to have a negative effect on our business, results of operations and financial condition

Disruptions in the global economy and volatility in the financial markets may cause, among other things, lower levels of liquidity, increased borrowing rates, increased rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which may reduce demand for our products and have a material adverse effect on our business, results of operations and financial condition.  We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve.

Automotive sales and production are highly cyclical and depend on, among other things, general economic conditions and consumer spending and preferences, none of which are in our control.  Although there has been some improvement in global economic conditions starting in 2010, the timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will continue to improve in the near future or that our financial results will not continue to be materially and adversely affected.  In particular, automotive manufacturers and suppliers across Europe have been experiencing difficulties over the past few years from a weakened economy, tightening credit markets and instability of the Euro. A prolonged downturn in the European automotive industry or a significant change in product mix due to consumer demand could result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our consolidated financial statements. Continued uncertainty relating to the economic conditions in Europe may have an adverse impact on our business and financial results.  In Asia, the rapid growth experienced in developing countries, such as China, at the beginning of this century has shown signs of slowing in recent years.  A significant slow-down in the developing Asian economy growth rate could materially affect the demand for cars manufactured and sold by our customers in the  affected countries, resulting in a material negative impact on our business.

Adverse economic and financial conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of our Federal Net Operating Loss carryforwards (“NOLs”) which are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations. See Note 4 of our consolidated financial statements and related financial information indexed on page F-1 of this Report for a more complete description of our NOLs.

We may not realize significant benefits from acquisitions because of integration difficulties and other challenges

We grew significantly as a result of our acquisition of W.E.T. and we are actively pursuing acquisition activities on an opportunistic basis.  In addition, we are continuing to expend time and resources to fully integrate W.E.T.’s business with our existing business.  The acquisition integration process is complex, costly and time-consuming. The difficulties of completing and integrating an acquisition, including the operations of W.E.T. with the operations of Gentherm include, among others:

•	incurring additional debt and/or issuing additional securities, increasing leverage risks or dilution;
•	difficulties in implementing our business plan for the combined business, including achieving anticipated synergies in amount and on time;
•	significant capital expenditures may be required to integrate our operations and pursue synergies;
•	unanticipated issues in integrating manufacturing, logistics, financial and other internal controls, communications and other systems;
•	diversion of management attention and capital from ongoing business concerns to integration matters;
•	challenges assimilating management and other personnel, including because of differences in culture, language and background for international acquisitions;
•	the size of operations acquired relative to our existing business;
•	unanticipated changes in applicable laws and regulations;
•	failure to retain key employees, customers and suppliers of the combined business;
•	assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify; and
•	non-cash impairment charges or other accounting charges relating to the acquired assets.

In the future, we may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. Our identification of suitable acquisition candidates and joint venture opportunities and the integration of acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities, as well as significant competition for such acquisition opportunities. Our focus on acquisition opportunities may require significant financial, management and related resources that would otherwise be used for the ongoing development of our existing operations and internal expansion.

Following completion of the acquisition of W.E.T., we have a significant amount of goodwill and other intangible assets on our consolidated financial statements that are subject to impairment testing

As a result of our acquisition of W.E.T. we have significant goodwill and other intangible assets. We evaluate goodwill and indefinite life intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment is indicated and indefinite life intangible assets are impaired when their book value exceeds their fair value. The value of goodwill and other intangible assets from the allocation of the purchase price from the W.E.T. acquisition is derived from our business operating plans. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets. In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our results of operations and financial condition.

We may not be able to generate sufficient cash flows to meet our substantial debt service obligations, including debt resulting from the acquisition of W.E.T., and such substantial debt service obligations could adversely affect our business, results of operations and financial condition

As of December 31, 2013, the principal amount of our debt was approximately $82 million.  In addition, we are permitted under our credit facilities to incur additional debt, subject to specified limitations.

We incurred substantial additional debt in connection with the acquisition of W.E.T. Our ability to make payments on and to refinance our debt obligations depends on our ability to generate cash flows from operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

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

Our substantial debt obligations could have important consequences to our business, results of operations and financial condition. For example:

•	we may be more vulnerable to general adverse economic and industry conditions;
•

we may be required to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of cash flows for other purposes, including for working capital, dividends, capital expenditures, business development efforts and to finance mergers and acquisitions;

•	our ability to borrow additional debt for operations, working capital or to finance future mergers and acquisitions will be limited;
•	limiting our ability to refinance or repay other debt obligations when they become due;
•	we are exposed to the risk of increased interest rates because a portion of our borrowings, including under our credit facilities, are at variable rates of interest; and
•

our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited, thereby placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

Our debt agreements contain certain restrictive covenants and customary events of default. These restrictive covenants limit our ability to take certain actions, such as, among other things: incur additional debt, make certain payments or distributions, engage in mergers or consolidations, make certain dispositions and transfers of assets, enter into transactions with affiliates and guarantee indebtedness. While not unusual for financings of the type that we have, the restrictions in our credit facility may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business plans, take advantage of business opportunities, or react to changing industry conditions.

Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable, which may cause cross-defaults under our other debt obligations. If our lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to all lenders on a timely basis, and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt. Further, under our credit facilities, the lenders would have the right to foreclose on certain of our assets, which could have a material adverse effect on our business, results of operations and financial condition.

Our results of operations and financial condition may be adversely impacted from a decrease in or cessation or clawback of government incentives related to investments

We receive economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, and tax abatements or credits, including investment grants from the U.S. Department of Energy.  The impact of these incentives can be significant in a particular market during a reporting period. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of our business units, as a result of administrative decision or otherwise, could have an adverse impact on our results of operations and financial condition, as well as our ability to fund new investments.

New regulations related to conflict minerals could adversely impact our business

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals in their products. Accordingly, we began our reasonable country of origin inquiries in fiscal 2013, with initial disclosure requirements due beginning in May 2014. There are costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Security breaches and other disruptions to our information technology networks and systems could interfere with our operations and could compromise the confidentiality of our proprietary information.

We rely upon information technology networks and systems, some of which are managed by third-parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain management, manufacturing, and invoicing and collection of payments. Additionally we collect and store sensitive data, including intellectual property, proprietary business information, the propriety business information of our suppliers, as well as personally identifiable information of our employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information, is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and systems may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors or malfeasance by employees, contractors and others who have access to our  networks and systems, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and reduce the competitive advantage we hope to derive from our investment in advanced technologies. Our insurance coverage may not be adequate to cover all the costs related to significant security attacks or disruptions resulting from such attacks.

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

We have anti-takeover defenses that could make it more difficult for a third party to acquire a majority of our outstanding voting stock

Our Board of Directors (our “Board”) has the authority to issue up to 4,991,000 shares of Preferred Stock and to determine the price, rights (including conversion rights), preferences and privileges of those shares without any further vote or action by the shareholders.   If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

We are currently prohibited from making dividend payments on our common stock. Furthermore, we do not anticipate paying dividends on our common stock in the future

Our bank credit facilities prohibit payment of dividends on our common stock so long as such facilities are outstanding. We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the near future.

The price of our common stock may fluctuate significantly

The price of our common stock on The NASDAQ Global Select Market may fluctuate significantly in response to many factors, including:

•	general market and economic conditions;
•	actual or anticipated variations in our operating results, cash flows, liquidity or dividends;
•	changes in our earnings estimates or those analysts;
•	publication of research reports about us, the automotive industry generally or automotive supplier industry, and recommendations by financial analysts with respect to us or other automotive suppliers;
•

adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt in the near and medium term and our ability to refinance such debt and the terms thereof or our plans to incur additional debt in the future;

•	the ability of our customers to pay us and meet their other obligations to us under current contract terms and our ability to hold and expand our customer base;
•	changes in market valuations of similar companies;
•	adverse market reaction to any securities we may register or issue or additional debt we incur in the future;
•	additions or departures of key management personnel;
•	actions by institutional shareholders;
•	speculation in the press or investment community;
•	continuing high levels of volatility in the capital and credit markets; and
•	the realization of any of the other risk factors included in, or incorporated by reference to, this Report on Form 10-K.

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

Our shareholders may experience dilution if we issue additional equity securities

We are not restricted from issuing additional shares of our common stock or preferred stock, including securities convertible or exchangeable for, or that represent the right to receive, common or preferred stock.  In most circumstances, common shareholders will not be entitled to vote on whether or not we issue additional equity securities.  Future issuances of common stock will reduce the percentage of our common stock owned by shareholders who do not participate in such issuances.  In addition, depending on the terms and pricing of additional offerings of our common stock and the value of our assets, our shareholders may experience dilution in the book value and fair value of their shares.  The market price of our common stock could decline as a result of sales of substantial amounts of additional shares of our common stock in the public market or in connection with future acquisitions, or the perception that such sales could occur. This could also impair our ability to raise additional capital through the sale of equity securities at a time and price favorable to us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table presents the Company’s properties currently in use:

Facility	Location	Purpose	Segment	Sq Footage	Owned or leased	Monthly Rent	Lease Expiration
Gentherm Headquarters	Farmington Hills, MI U.S.A.	Corporate headquarters	CCS	82,100	Owned	$—	—
Gentherm Research Facility	Azusa, CA U.S.A.	Research and development	Advanced Technology	12,200	Leased	$8,500	July 31, 2017
Gentherm Materials Research Facility	Azusa, CA U.S.A.	Materials research and development	Advanced Technology	10,100	Leased	$9,000	September 30, 2015
Gentherm’s European Headquarters	Odelzhausen, Germany	European Headquarters	W.E.T.	135,200	Owned	$—	—
Gentherm GmbH	Augsburg, Germany	Research and development	Advanced Technology	2,600	Leased	$3,500	September 30, 2015
Gentherm Hungary	Pilisszentivan, Hungary	Customer service center and warehouse	W.E.T.	298,700	Owned	$—	—
Gentherm Ukraine	Vinogradov, Ukraine	Manufacturing and warehouse	W.E.T.	188,000	Owned	$—	—
Gentherm Ukraine	Vinogradov, Ukraine	Employee Residential Housing	W.E.T.	3,100	Owned	$—	—
Gentherm Ukraine	Vinogradov, Ukraine	Employee Residential Housing	W.E.T.	4,600	Leased	$1,500	September 1, 2015
Gentherm Malta	Ta’ Xbiex, Malta	Customer service center	W.E.T.	2,200	Leased	$1,175	March 1, 2016
Gentherm China	Langfang, China	Manufacturing	W.E.T.	279,900	Owned	$—	—
Gentherm Asia Electronics	Shenzhen, China	Manufacturing	W.E.T	72,100	Leased	$42,700	July 19, 2017
Gentherm Shanghai	Shanghai, China	Customer service center	W.E.T.	13,700	Leased	$27,400	October 31, 2015
Gentherm Japan	Tokyo, Japan	Customer service center	W.E.T.	2,300	Leased	$18,800	November 30, 2017
Gentherm Korea	Anyang, South Korea	Customer service center	W.E.T.	2,800	Leased	$4,200	October 6, 2014
Gentherm Korea	Asan, South Korea	Warehouse	W.E.T.	7,100	Leased	$2,600	April 10, 2014
Gentherm Korea	Ulsan, South Korea	Warehouse	W.E.T.	8,100	Leased	$6,250	November 29, 2014
Gentherm Canada	Windsor, Canada	Customer service center	W.E.T.	29,700	Leased	$34,250	February 14, 2020
Gentherm Texas	Del Rio, TX U.S.A.	Warehouse	W.E.T.	42,100	Leased	$12,300	June 15, 2015
Gentherm Mexico	Acuña, Mexico	Manufacturing	W.E.T.	101,100	Leased	$27,900	June 30, 2015
Gentherm Mexico	Acuña, Mexico	Manufacturing	W.E.T.	101,100	Leased	$42,600	July 15, 2020

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2013. See the “Item 7A. Quantitative And Qualitative Disclosures About Market Risk” section of the Report for information regarding the dispute with UniCredit Bank AG and our currency related interest rate swaps.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol THRM. Prior to June 12, 2012, our common stock traded on the NASDAQ Global Select Market under the symbol ARGN. The following table sets forth the high and low sale prices for our common stock as reported on the NASDAQ Global Select Market for each quarterly period from January 1, 2012 through December 31, 2013.

	High	Low
2012
1st Quarter	$17.52	$13.98
2nd Quarter	16.37	10.80
3rd Quarter	13.44	10.24
4th Quarter	13.30	11.05
2013
1st Quarter	$17.02	$13.55
2nd Quarter	19.15	13.84
3rd Quarter	20.53	16.71
4th Quarter	26.81	19.23

As of February 24, 2014, there were approximately 81 registered holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions. We have not paid any cash dividends since formation and we do not expect to pay any cash dividends on our common stock in the foreseeable future. The payment of future dividends is within the discretion of our board of directors and will depend upon business conditions, our earnings and financial condition and other factors.  Currently, our bank credit facilities prohibit payment of dividends on our common stock so long as such facilities are outstanding.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from our audited financial statements, some of which appear under Item 15 of this Report. These selected financial data might not be a good indicator of our expected results for fiscal 2014. You should read the selected financial data together with the financial statements and notes to financial statements from which this information is derived and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report.

	Year Ended December 31,
	(In thousands except per share data)
	2013	2012	2011(a)	2010	2009
Product revenues	$662,082	$554,979	$369,588	$112,403	$60,925
Operating income	49,580	36,058	17,808	11,357	128
Net income(b)	35,133	24,321	11,203	8,799	(228)
Gain (loss) attributable to non-controlling interest	1,313	6,449	1,545	(649)	(484)
Net income attributable to Gentherm Incorporated	33,820	17,872	9,658	9,448	256
Convertible preferred stock dividends	1,622	6,711	8,228
Net income attributable to common shareholders	32,198	11,161	1,430
Basic earnings per share:
Common Stock	0.96	0.39	0.06	0.44	0.01
Diluted earnings per share	0.94	0.39	0.06	0.42	0.01

	As of December 31,
	(In thousands)
	2013	2012	2011	2010	2009
Working capital(c)	$116,786	$124,935	$65,955	$47,239	$33,542
Total assets	481,923	439,197	374,877	77,178	60,697
Long term obligations	96,683	84,356	108,279	688	427
Series C Convertible Preferred Stock	—	22,469	50,098
Accumulated earnings (deficit)	14,812	(17,383)	(28,544)	(29,974)	(39,422)

a)

On May 16, 2011, we acquired a majority interest in W.E.T. As a result, the selected financial data for 2011 include W.E.T. for the period from May 16, 2011 to December 31, 2011 only and the selected financial data for 2008 to 2010 do not include W.E.T.

b)

Net income for the year ended December 31, 2010 reflects an adjustment in the valuation allowance relating to the Company’s Federal Net Operating Loss (NOL) carryforwards resulting in an income tax benefit of $1,375. During 2010, we completed a study related to the 1999 change in control limitation amount and determined that an additional $4,044 of these NOL’s were utilizable.

c)	Represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this report. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Forward-Looking Statements” in Item 1A of this report.

Overview

Gentherm is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies and cable systems.   We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and identify future climatic comfort product opportunities in both automotive and other markets.   We concentrate our research on the development of new technologies that will improve overall product effectiveness and customer satisfaction.  New design applications of our existing technologies help us to create new product and market opportunities for thermal comfort solutions.

At the present time, the Company has three reportable segments for financial reporting purposes: Climate Controlled Seats (“CCS”), Advanced Technology and W.E.T. (“W.E.T.”). CCS and W.E.T. products are primarily sold to automobile and light truck original equipment manufacturers (“OEMs”) or their tier one suppliers.   Our five largest customers are Johnson Controls, Lear, Bosch Automotive, Magna International and Sanyo Trading Co, Ltd.

We operate as a Tier II supplier to the auto industry. Inherent in this market are costs and commitments well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to automotive manufacturers requiring the design, coordination and testing of proposed new components and sub-systems. Revenues from these expenditures may not be realized for two to three years as the manufacturers tend to group new components and enhancements into annual or every two to three year vehicle model introductions. These customers in turn sell our product, as a component of an entire seat or seating system, to automotive OEMs.

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

Accrued Warranty Costs

Products sold under our Climate Controlled Seat business segment do not offer our customers explicit warranty terms; however, we do typically honor warranty claims for defective products. Products sold under our W.E.T. business segment include explicit warranty terms. For information regarding Gentherm’s business segments, see Note 11, “Segment Reporting,” to the consolidated financial statements included in this Report.  We have secured errors and omissions insurance which provides certain coverage for defects in our product designs; however, our CCS segment did not maintain a product recall insurance policy prior to December 31, 2013, but maintains a product recall policy from January 1, 2014 forward. W.E.T. has historically maintained, and continues to maintain, a product recall insurance policy. Provision for estimated future cost of warranty for product delivered is recorded when revenue is recognized. While we believe our warranty reserve is adequate and that the judgment applied is appropriate, such estimates could differ materially from what will actually transpire in the future. The warranty policy is reviewed by management annually. Based on historical information available to the Company and claims filed to date, the warranty accrual is periodically adjusted to reflect management’s best estimate of future claims.

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

Income Taxes

We record income tax expense using the liability method which specifies that deferred tax assets and liabilities be measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted Federal and state tax rates. A valuation allowance is provided for a portion of our net deferred tax assets when we consider it more likely than not that the asset will not be realized. At December 31, 2013 and 2012, a valuation allowance has been provided for an estimated portion of our NOLs generated prior to a 1999 change in control, as defined by the internal revenue code, which limits our ability to utilize those NOLs. If future annual taxable income were to be significantly less than current and projected levels, there is a risk that some of our NOLs not already provided for by the valuation allowance would expire prior to utilization. We do not expect significant differences between our taxable income and our book earnings before income taxes.

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

Stock Based Compensation

We account for grants of employee stock options and restricted stock as compensation expense based upon the fair value on the date of grant and is recognized over the vesting period. We determine fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. Expected volatilities are based on the average of the historical volatility of the Company’s common stock and that of an index of companies in our industry group. To evaluate our assumptions for the expected lives of options, we considered the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. We believe that the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value.

Patent Costs

Our business strategy largely centers on designing products based upon internally developed and purchased technology. When possible, we protect these technologies with patents. Our accounting policy is to expense, as incurred, all costs associated with the application for patents, including external legal and filing fees. Such patent costs, along with internal patent development costs, are classified as research and development expenses in our consolidated statements of income.   Costs associated with the purchase of patents and patent rights, including those acquired in conjunction with a business combination, are capitalized and classified as other non-current assets in our consolidated balance sheet. We periodically review the recoverability and remaining life of our capitalized patents based upon market conditions, competitive technologies and our projected business plans. Change in these conditions could materially impact the carrying value for our capitalized patents.

Results of Operations Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table presents segment information about the reported product revenues and operating income of the Company for the twelve-month period ended December 31, 2013 and 2012.

	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2013:
Product revenues	$143,250	$—	$518,832	$—	$662,082
Depreciation and amortization	1,411	427	28,238	1,173	31,249
Operating income (loss)	40,530	(6,561)	41,784	(26,173)	49,580
2012:
Product revenues	$132,265	$—	$422,714	$—	$554,979
Depreciation and amortization	1,215	478	27,747	1,187	30,627
Operating income (loss)	11,479	(6,571)	50,980	(19,830)	36,058

Product Revenues. Product revenues for 2013 were $662,082,000 compared with product revenues of $554,979,000 for 2012, an increase of $107,103,000, or 19%. Product revenues for CCS increased by $10,985,000 or 8.3% while product revenues for W.E.T. grew by $96,118,000, or 23%, compared to 2012. Higher CCS revenue was primarily driven by new program launches since 2012 including the Cadillac CTX and the newly redesigned Land Rover Range Rover and additional volume on programs launched during 2012 including the Nissan Pathfinder and Infiniti JX.  W.E.T. product revenue increases resulted from strong automotive volumes in North America and Asia and continued market penetration in the automotive cable business. W.E.T.’s European based sales were 17% higher than the prior year despite local economic weakness partly due to increased market penetration of the specialty cable business. Included in these amounts are W.E.T.’s climate controlled seat products that include heated and cooled as well as heated and ventilated seats which grew 33% to approximately $141,000,000 for 2013. Foreign currency translation of our Euro denominated product revenue for 2013, which was approximately €141,902,000 verses €126,602,000 during 2012, increased the US Dollar reported product revenue by approximately $5,977,000. The average Euro/US Dollar exchange rate for 2013 was 1.3283 versus 1.2861 for 2012.

Cost of Sales. Cost of sales increased to $487,320,000 in 2013 from $413,052,000 in 2012. This increase of $74,268,000, or 18%, is due to increased sales volume partially offset by a higher gross margin percentage. A favorable change in product mix and greater coverage of fixed costs at the higher volume levels increased gross profit percentage during 2013 to approximately 26.4% compared with 25.6% during 2012. The higher gross profit was partially offset by costs to establish a new electronics production facility in Shenzhen, China. The electronics facility will produce products for our existing business in the coming quarters and is expected to generate new product revenue streams in future periods.

Net Research and Development Expenses. Net research and development expenses were $49,873,000 during 2013 compared to $40,950,000 in 2012, an increase of $8,923,000, or 22%. This increase is primarily driven by additional resources, including personnel, focused on application engineering for new production programs on existing products, development of new products, start-up costs for the new electronics initiative and a program to develop the next generation of seat comfort products using the best ideas and designs of the combined Gentherm and W.E.T. systems. New product development includes automotive heated and cool storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.  The higher US Dollar/Euro exchange rate also contributed to the increase.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. We incurred $2,414,000 in fees, legal and other expenses associated with the acquisition of W.E.T. shares and subsequent squeeze out procedures during 2013. These fees included payments totaling $750,000 to the holders of our Series C Convertible Preferred Stock who waived certain equity offering participation rights allowing for the partial funding of W.E.T. shares with Gentherm common stock. We did not incur any acquisition transaction expenses during 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $72,895,000 in 2013 from $64,919,000 in 2012, an increase of $7,976,000, or 12%. This increase is partially due to the termination amounts paid to the former Chief Executive Officer of W.E.T. who resigned during the Second Quarter 2013. Such amounts totaled approximately $1,800,000. We have also experienced an increase in expenses due to higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases. The additional employees are primarily related to establishing a new electronics production facility in Shenzhen, China, increasing sales and marketing efforts aimed at supporting our current product development strategy and beginning the integration process between historical Gentherm and W.E.T. We believe that our selling, general and administrative costs will level off as we work through the integration process and implement cost reduction initiatives enabled by this integration over the next three years.

Income Tax Expense. We recorded an income tax expense of $11,097,000 during 2013 representing an effective tax rate of 24% on earnings before income tax of $46,230,000. This amount included a one-time benefit resulting from the American Taxpayer Relief Act of 2012 (“the Act”) which was signed into law on January 2, 2013. The Act restored the research and development credit and certain exemptions under the foreign income tax rules, retroactively to the beginning of 2012. As a result, we recognized approximately $1,300,000 in benefits associated with our 2012 tax year during 2013. Had the Act been adopted during 2012, the benefit would have been recorded during that year and 2013 effective tax rate would have been 27%. Our tax rate differs from the federal statutory rate for a number of factors. Factors increasing our tax expense include state and local taxes, expenses that are not deductible for tax purposes, certain acquisition expenses incurred in conjunction with the W.E.T. acquisition that are not tax deductible, withholding taxes imposed when our subsidiaries pay upstream dividends, and nondeductible stock compensation. Factors that decrease our tax expense include research and development tax credits, tax exempt income, which includes a portion of our foreign currency gains, nontaxable gains on derivatives and lower tax rates in certain foreign jurisdictions. Finally, the Act was signed into law but not until January 2, 2013.  During 2012, we recorded an income tax expense of $8,351,000 representing an effective tax rate of 26% on earnings before income tax of $32,672,000.  The 2012 amount included a one-time expense related to the Act equal to the amount of the one-time benefit in 2013.  Had the Act been adopted during 2012 and the effective tax rate would have been 22%.

Results of Operations Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table presents segment information about the reported product revenues and operating income of the Company for the twelve-month period ended December 31, 2012 and 2011.

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

Product Revenues. Product revenues for 2012 were $554,979,000 compared with product revenues of $369,588,000 for 2011, an increase of $185,391,000, or 50%, reflecting a full twelve months of W.E.T. revenues earned in 2012 compared with seven and a half months of W.E.T. revenues earned in 2011. In addition, the results for 2012 reflect new program launches for CCS, including the Ford Flex, Nissan Pathfinder, Infiniti JX, Hyundai i40 and Kia K9 Cadenza. Certain existing vehicle programs had higher revenue during the period as a result of our customers expanding the availability of our product to additional geographic regions. These vehicles include the Kia Optima which is now also offered in the China and North American markets. Partially offsetting higher product revenues during 2012 is a decline related to the weakening of the Euro against the U.S. dollar which negatively impacted our Euro denominated revenues. Our Euro denominated product revenue for 2012 was €126,602,000 and the average US Dollar/Euro exchange rate for 2012 was 1.2861. If the average exchange rate for 2012 been equal to the average Euro/US Dollar rate for all of 2011 of 1.3921, we would have reported incrementally higher revenue of approximately $13,400,000.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $64,919,000 during 2012 from $42,110,000 during 2011. This $22,809,000, or 54%, increase is primarily due to a full twelve months of W.E.T. expenses incurred in 2012 compared with seven and a half months of W.E.T. expenses in 2011, and higher selling, general and administrative expenses at historical Gentherm. Historical Gentherm’s 2012 expenses increased $5,467,000, or 38%, and included approximately $950,000 in legal expenses related to a Domination and Profit and Loss Transfer Agreement (“DPLTA”) for W.E.T., approximately $1,000,000 in expenses related to the Sarbanes-Oxley implementation for W.E.T. and approximately $686,000 in one time fees associated with an investigation of a potential merger. The remaining increase in historical Gentherm’s selling, general and administrative expenses is due to higher legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases. See the Liquidity and Capital Resources section of this report for additional information about the DPLTA.

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

Liquidity and Capital Resources

The following table represents our cash and cash equivalents and short-term investments:

	December 31, 2013	December 31, 2012
	(in Thousands)
Cash and cash equivalents	$54,885	$58,152
	$54,885	$58,152

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents decreased by $3,267,000 in 2013. Cash provided by operating activities during 2013 was $59,794,000 and was attributable to net income of $35,133,000, plus non-cash adjustments.  Non-cash adjustments included depreciation and amortization of $31,249,000, stock compensation of $2,636,000, and other items.  Partially offsetting these positive operating activities was a net increase in net operating assets and liabilities of $2,731,000, including working capital items, and gains on the revaluation of derivatives of $2,678,000.

As of December 31, 2013, working capital was $116,786,000 as compared to $124,935,000 at December 31, 2012, a decrease of $8,149,000, or 7%.  This decrease was primarily related to increases in accounts receivable, inventory and prepaid expenses and other assets of $13,828,000, $9,600,000 and $9,446,000, respectively, partially offset by decreases in cash and deferred income tax assets of $3,267,000 and $4,390,000, respectively, and increases in the current portion of long-term debt, accounts payable and accrued liabilities of $4,221,000, $18,255,000 and $11,888,000, respectively.  Accounts receivable increased primarily as a result of increases in product revenues and timing differences between when sales in 2013 were realized compared with sales realized during 2012.  Gentherm had proportionally more sales in the last month of 2013 compared with the last month of 2012, which also caused inventory purchases to increase accordingly.  Current maturities of long-term debt increased due to borrowings made on our US Bank of America credit facility to finance the purchase of outstanding shares of W.E.T. held by non-controlling interests in February 2013.    Working Capital was also affected by changes in currency exchange rates.

Cash used in investing activities was $84,683,000 during 2013, reflecting the purchase of W.E.T. shares from non-controlling interests totaling $48,567,000 and purchases of property, plant and equipment totaling $35,861,000.  Purchases of property and equipment for the period primarily related to expansion of production capacity, including equipment and leasehold improvements for the electronics manufacturing facility in Shenzhen, China, the purchase of our world headquarters buildings, and the replacement of existing equipment.

Cash provided by financing activities was $18,903,000 during 2013, reflecting additional borrowings from our US Bank of America credit facility and a new loan with the German Investment Corporation (“DEG”) totaling $45,669,000 and proceeds from the exercise of common stock options of $4,801,000.  These amounts were partially offset by repayments on our outstanding term notes and Bank of China loan and Series C Convertible Preferred Stock totaling $24,496,000 and $9,142,000, respectively.

Series C Convertible Preferred Stock installments paid in cash during the twelve month period ended December 31, 2013 are as follows (in thousands):

Installment Payments ($)
Dividend	$696
Principal	8,446
Total	$9,142

During 2013, holders of the Series C Convertible Preferred Stock elected to convert their shares into shares of common stock at the conversion price of $15.83 per share. The Company issued approximately 954,000 shares of common stock related to the conversion of Series C Convertible Preferred Stock.

In March, 2011, to finance, in part, the acquisition of a majority of outstanding shares of W.E.T., we and our subsidiary, Gentherm Europe, entered into a credit agreement with a syndicate of banks led by Bank of America (the “US Bank of America credit facility”).  Additionally, W.E.T. and W.E.T. Automotive Systems Ltd., a wholly owned Canadian subsidiary, entered into a credit facility with the same syndicate of banks (the “W.E.T. Bank of America credit facility”). The US Bank of America credit facility provided two term notes (referred to as the “US Term Note” and “Europe Term Note”) and a revolving line of credit note (“US Revolving Note”). The W.E.T. Bank of America credit facility provided a term note (“W.E.T. Term Note”) and a revolving line of credit note (“W.E.T. Revolving Note”). During 2013, an additional draw of $40,400,000 was made on the Europe Term Note to purchase the remaining shares of W.E.T. held by non-controlling interests.

The US Term Note and Europe Term Note are subject to quarterly principal payments, with total principal amortization of 10% of the original principal amount in the first year and amortization of 12.5%, 15%, 17.5% and 10% of the original principal amount during years two, three, four and five, respectively with all remaining amounts owing under each term facility due and payable in full at the term loan maturity date. The W.E.T. Term Note is subject to quarterly principal payments totaling 20% annually. Except for the Euro denominated tranche of the W.E.T. Term Note, to which the outstanding principal balance will be due and payable in full on September 30, 2014, principal outstanding under the US and W.E.T. Bank of America credit facilities will be due and payable in full on March 30, 2016. Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.16% – 0.48% at December 31, 2013) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”), which varies based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. The base rate is equal to the highest of the Federal Funds Rate (0.07% at December 31, 2013) plus 0.5%, Bank of America’s prime rate (3.25% at December 31, 2013), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period was 2.25% for Eurocurrency Rate Loans and 1.25% for Base Rate Loans.

No amounts were outstanding under either the US Revolving Note or the W.E.T. Revolving Note as of December 31, 2013 and $29,550,000 and €20,000,000 were available under each note, respectively. Gentherm also has an outstanding Letter of Credit of $450,000 as of December 31, 2013.

Under the terms of the Bank of America credit facilities, the Company must maintain certain financial ratios, including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio as defined by the agreement with Bank of America. These loans are secured by all of the Company’s assets.

During 2013, we borrowed €4,000,000, or $5,561,000, from the German Investment Corporation, a subsidiary of KfW banking group, a German government-owned development bank (“DEG Loan”),  to fund a plant expansion project in China.  The DEG Loan is unsecured, has a fixed interest rate of 4.25% and is subject to semi-annual principal payment beginning March 2015 and ending September 2019.  A minimum Debt-to-Equity Ratio, Current Ratio and Debt Service Coverage Ratio based on the financial statements of our wholly-owned subsidiary W.E.T. Automotive Systems (China) Limited is required in order to remain in compliance with the terms of the DEG loan.

As of December 31, 2013, we were in compliance with all terms as outlined in the credit agreements for the US Bank of America credit facility, the W.E.T. Bank of America credit facility and DEG Loan.

A new lease agreement for an enterprise resource planning system commenced June 2013, and will end May, 2015.  Under the terms of the lease, the Company must maintain certain financial covenants.  Ownership of the system will be transferred to the Company at the end of the agreement.

The following table summarizes the Company’s debt at December 31, 2013 (in thousands).

	Interest Rate	Principal Balance
US Term Note	2.5%	$24,500
Europe Term Note	2.49%	38,899
W.E.T. Term Note	2.01%	10,920
DEG Loan	4.25%	5,561
Capital Leases	4.2%	2,440
Total debt		82,320
Current portion		(21,439)
Long-term debt, less current maturities		$60,881

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings. Based on its current operating plan, management believes cash and cash equivalents at December 31, 2013, together with cash flows from operating activities, are sufficient to meet operating and capital expenditure needs, and to service debt, for the foreseeable future. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and materially and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could materially and adversely affect our future operations and business strategy.

Recent Accounting Pronouncements

Tax Regulation.  In October 2013, the IRS issued final regulations to clarify and expand guidance relating to amounts paid to acquire, produce or improve the basis of property.  The final regulations also provide guidance on the tax accounting for and retirement of depreciable property in the United States.  The final regulation affects all taxpayers that acquire, produce, or improve tangible property.  The Company has determined, however, that it does not have a material impact to our consolidated financial statements.

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

Tabular Disclosure of Contractual Obligations

As of December 31, 2013, the following amounts, aggregated by type of contract obligation, are known to come due in the periods stated:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Long-Term Debt Obligations(1)	$79,880	$19,716	$56,807	$2,205	$1,152
Capital Lease Obligations	$2,440	$1,722	$718	$—	$—
Operating Lease Obligations	$14,914	$5,081	$5,611	$2,944	$1,278
Totals	$97,234	$26,519	$63,136	$5,149	$2,430

(1)	Long-Term Debt Obligations do not include an amount payable for interest.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations and foreign currency contracts. We have in the past, and may in the future, place our investments in bank certificates of deposits, debt instruments of the U. S. government, and in high-quality corporate issuers.

We are exposed to market risk from changes in foreign currency exchange rates and short term interest rates. Market risks for changes in interest rates relate primarily to our debt obligations under our Bank of America credit facilities. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from suppliers not denominated in the functional currency of an individual location, foreign plant operations, intercompany indebtedness and include exposures to the European Euro, Canadian Dollar, Hungarian Forint, Ukrainian Hryvnia, Mexican Peso, and Korean Won. The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from this risk by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. We record the ineffective portion of hedging instruments, if any, to other income (expense) in the consolidated condensed statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000,000 or $13,779,000 as of December 31, 2013, in order to offset the interest rate risk associated with a debt financing which was repaid prior our acquisition of W.E.T. Under this agreement W.E.T. received interest equal to the then six month Euro Interbank Offered Rate (“EURIBOR”), 0.39% at December 31, 2013, plus 1.40% and pays interest equal to the six month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.23 at December 31, 2013, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100.

In 2011, W.E.T. brought a lawsuit against UniCredit Bank AG (“UniCredit”), a past financial advisor, stemming from the recommendation to invest in the aforementioned CRS. On March 25, 2013, the Munich District Court in Munich, Germany ruled in favor of W.E.T., asserting that UniCredit violated its duty to properly advise W.E.T. with respect to the initial negative market value for the CRS and UniCredit’s inherent conflict of interest in recommending that W.E.T. invest in CRS. The Munich District Court ruled that UniCredit must (1) pay €144,000 to W.E.T. and (2) bear the costs of all future obligations under the CRS, which were €8,584,000 or $11,828,000 as of December 31, 2013, plus additional accrued liabilities for past due payments under the CRS of approximately €5,380,000, or $7,413,000 as of December 31, 2013. UniCredit has appealed the decision and an extension has been granted. As a result, the Company cannot be certain that any portion of the award by the Munich District Court will be realized by W.E.T. See the derivatives table below for information about our future obligations under the CRS as of December 31, 2013 and 2012, respectively. The Company has entered into offsetting derivative contracts designed to cancel out the market risk of payments due under the CRS through the end of the CRS agreement, in 2018.

In July 2011, the Company entered into two interest rate swap contracts with two separate financial institutions and an interest rate cap agreement in order to hedge the exposure to variable market interest rates on the Company’s Bank of America credit facilities. The interest rate swap contracts qualified for and are designated as cash flow hedges. Swap gains and losses are reported in accumulated other comprehensive income and will be reclassified to earnings once the Company’s Bank of America credit facilities are repaid. Cap gains and losses are reported in foreign currency gains and losses on the consolidated statements of income.  Information on the interest rate swap contracts is as follows:

Contract Type	Contract Term	(in thousands) Notional Value	Hedged Instruments	Fixed Rate	Variable Rate	Rate Cap
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Cap	March 31, 2016	€14,250	W.E.T. Term Note	—	3 month EURIBOR	2.75

Information related to the fair values of derivative instruments in our consolidated balance sheet as of December 31, 2013 is as follows (in thousands):

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,471)
					Non current liabilities	(9,358)
Total CRS						$(11,829)	$(11,829)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$1			$1
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$66			$66
			Non current assets	1,969			$1,969
Total foreign currency derivatives				$2,036			$2,036
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(81)	$(81)

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

Information related to the effect of derivative instruments on our consolidated income statement and statement of comprehensive income is as follows (in thousands):

	Location	Year Ended December 31, 2013	Year Ended December 31, 2012
Foreign currency derivatives	Revaluation of derivatives	$(1,329)	(3,926)
	Foreign currency gain (loss)	(761)	1,875
Total foreign currency derivatives		$(2,090)	$(2,051)
CRS	Revaluation of derivatives	$2,335	$1,491
Commodity derivatives	Revaluation of derivatives	$—	$143
Interest Rate Swap	Interest Expense	$(2)	$(57)
	Other Comprehensive Income	143	(18)

Interest Rate Sensitivity

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in U.S. dollars ($USD) or European Euros (€EUR), as indicated in parentheses.

December 31, 2013

	Expected Maturity Date
	2014	2015	2016	2017	2018	2019	Total	Fair Value
	(In Thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$1,722	$718	$—	$—	$—	$—	$2,440	$2,440
Average Interest Rate	4.20%	4.20%					4.20%
Fixed Rate (€EUR)	$—	$1,102	$1,102	$1,102	$1,103	$1,152	$5,561	$5,561
Average Interest Rate		4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Variable Rate ($USD)	$15,070	$16,956	$34,376	$—	$—	$—	$66,402	$66,402
Average Interest Rate	2.45%	2.45%	2.45%				2.45%
Variable Rate (€EUR)	$4,647	$876	$2,394	$—	$—	$—	$7,917	$7,917
Average Interest Rate	2.23%	2.23%	2.23%				2.23%
Derivative Financial Instruments:
Interest Rate Swap ($USD)	$40	$—	$—	$—	$—	$—	$40	$40
Average Interest Rate	0.27%						0.27%
Interest Rate Swap ($USD)	$41	$—	$—	$—	$—	$—	$41	$41
Average Interest Rate	0.39%						0.39%
Interest Rate Cap (€EUR)	$—	$—	$1	$—	$—	$—	$1	$1
Average Interest Rate			2.75%				2.75%

Exchange Rate Sensitivity

The table below provides information about the Company’s foreign currency forward exchange rate agreements that are sensitive to changes in foreign currency exchange rates.  The table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates for each type of foreign currency forward exchange agreement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

December 31, 2013

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(In Thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive CHF/Pay EUR€)
Total Contract Amount (€)	€12,335	€12,336	€12,437	€12,302	€6,151	€—	€55,561	€1,477
Average Contract Rate	1.20	1.20	1.20	1.20	1.20		1.20

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Financial Information – Selected Quarterly Financial Data

Unaudited Quarterly Financial Data

For the Years Ended December 31, 2013 and 2012

(In thousands, except per share data)

	For the three months ended,
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Product revenues	$148,090	$160,520	$171,182	$182,290
Gross margin	39,051	40,152	45,917	49,642
Operating income	9,791	8,419	14,554	16,816
Net income	9,909	5,528	8,765	10,931
Loss (gain) attributable to non-controlling interest	(1,258)	(19)	(63)	27
Net income attributable to Gentherm Incorporated	8,651	5,509	8,702	10,958
Convertible preferred stock dividends	(923)	(540)	(159)	—
Net income attributable to common shareholders	7,728	4,969	8,543	10,958
Basic earnings per share	$0.24	$0.15	$0.25	$0.31
Diluted earnings per share	$0.24	$0.15	$0.24	$0.31

	For the three months ended,
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Product revenues	$129,526	$136,153	$141,058	$148,242
Gross margin(1)	32,504	34,268	36,855	38,300
Operating income(1)	8,450	8,601	10,038	8,969
Net income (loss) (1)	6,097	6,845	5,673	5,706
Loss (gain) attributable to non-controlling interest	(1,387)	(1,432)	(1,672)	(1,958)
Net income (loss) attributable to Gentherm Incorporated(1)	4,710	5,413	4,001	3,748
Convertible preferred stock dividends	(2,165)	(1,840)	(1,516)	(1,190)
Net income (loss) attributable to common shareholders(1)	2,545	3,573	2,485	2,558
Basic earnings per share(1)	$0.10	$0.12	$0.08	$0.09
Diluted earnings per share(1)	$0.10	$0.12	$0.08	$0.09

(1)

Amounts have been impacted by the Company’s change in accounting policy for the treatment of external patent development costs. The Company no longer capitalizes external legal and filing fees associated with new patent applications. Instead, these types of external costs are expensed as incurred and classified as research and development expenses in our consolidated statements of income.

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

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, both as of December 31, 2013. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective at a reasonable assurance level as of December 31, 2013. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations of all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report included under Item 15.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is hereby incorporated by reference to the material appearing in the 2014 Proxy Statement under the captions “Board of Directors”, “Executive Officers”, “Corporate Governance Information” and “Section 16(a) Beneficial Ownership Reporting Compliance”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the material appearing in the 2014 Proxy Statement under the captions “Compensation Committee Report,” “Director Compensation”, “Executive Compensation” and “Corporate Governance Information.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is hereby incorporated by reference to the material appearing in the 2014 Proxy Statement under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is hereby incorporated by reference to the information appearing in the 2014 Proxy Statement under the captions “Board of Directors” and “Corporate Governance Information”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is hereby incorporated by reference to the material appearing in the 2014 Proxy Statement under the captions “Proposal 2 – Ratification of Appointment of Grant Thornton LLP” and “Audit Committee Report.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of the Company and report of independent accountants are included in Item 15 of this Annual Report:

2.	Financial Statement Schedule.

The following Schedule to Financial Statements is included herein:

Schedule II— Valuation and Qualifying Accounts.

3.	Exhibits.

The exhibits to this Report are as follows:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Restated Articles of Incorporation of Gentherm Incorporated (the “Company”)		10-Q	9/30/12	3.1	11/5/12
3.2	Amended and Restated Bylaws of the Company		8-K		3.1	1/2/13
3.2	First Amendment to the Amended and Restated Bylaws of the Company		8-K		3.1	11/21/13
4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent		8-K		4.1	1/27/09
4.2	Amendment to Rights Agreement, dated as of March 30, 2011, by and between the Company and Computershare Trust Company, N.A., as Rights Agent		8-K		4.2	3/31/11
10.1.1*	Amended and Restated 1997 Stock Incentive Plan		Schedule 14A		A	4/30/01
10.1.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan		8-K		10.1	5/23/05
10.1.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan		8-K		10.2	5/23/05
10.2.1*	2006 Equity Incentive Plan		Schedule 14A		A	4/24/06
10.2.2*	First Amendment to 2006 Equity Incentive Plan		10-K	12/31/06	10.3.2	2/20/07
10.2.3*	Second Amendment to 2006 Equity Incentive Plan		8-K		10.1	3/20/07
10.2.4*	Third Amendment to 2006 Equity Incentive Plan		Schedule 14A		B	4/20/09
10.2.5*	Fourth Amendment to 2006 Equity Incentive Plan		8-K		10.8	3/31/11
10.2.6*	Fifth Amendment to 2006 Equity Incentive Plan		10-K	12/31/11	10.3.6	3/15/12
10.2.7*	Sixth Amendment to 2006 Equity Incentive Plan		8-K		10.2	5/20/13
10.3.1*	2011 Equity Incentive Plan		Schedule 14A		A	5/20/11
10.3.2*	First Amendment to 2011 Equity Incentive Plan		10-K	12/31/11	10.3.8	3/15/12
10.3.3*	Second Amendment to 2011 Equity Incentive Plan		8-K		10.3	5/11/12
10.3.4*	Third Amendment to 2011 Equity Incentive Plan		8-K		10.3	5/20/13
10.4.1*	2013 Equity Incentive Plan		Schedule 14A		A	4/22/13
10.4.2*	Form of Stock Option Award Agreement under the 2013 Equity Incentive Plan		8-K		10.1	6/27/13
10.4.3*	Form of Stock Appreciation Right Award Agreement under the 2013 Equity Incentive Plan		8-K		10.2	6/27/13
10.4.4*	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Plan		8-K		10.3	6/27/13
10.5*	The Executive Nonqualified Defined Benefit Plan of Gentherm Incorporated effective as of April 1, 2008		10-Q	6/30/08	10.18	8/11/08

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.6.1	Credit Agreement, dated as of March 30, 2011, by and among the Company, Gentherm Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders (the “U.S. Credit Agreement”)		8-K		10.4	3/31/11
10.6.2	First Amendment to the U.S. Credit Agreement, dated as of April 4, 2011		8-K		10.2	11/1/11
10.6.3	Second Amendment to the U.S. Credit Agreement, dated as of August 12, 2011		8-K		10.3	11/1/11
10.6.4	Third Amendment to the U.S, Credit Agreement, dated as of October 28, 2011		8-K		10.4	11/1/11
10.6.5	Fourth Amendment to the U.S. Credit Agreement, dated as of March 12, 2012		8-K		10.1	4/4/12
10.6.6	Fifth Amendment to U.S. Credit Agreement, dated as of December 17, 2012		8-K		10.1.5	12/21/12
10.6.7	Sixth Amendment to U.S. Credit Agreement, dated as of August 12, 2013		8-K		10.1.6	8/14/13
10.6.7	Pledge and Security Agreement, dated as of March 30, 2011, by and among the Company, BSST LLC, ZT Plus, LLC, Gentherm Europe GmbH and Bank of America, N.A.		8-K		10.5	3/31/11
10.6.8	Parent Guaranty, dated as of March 30, 2011, by the Company and Gentherm Europe GmbH executed in favor of Banc of America Securities Limited, in its capacity as administrative agent (11)		8-K		10.6	3/31/11
10.7	Credit Agreement, dated as of March 30, 2011, among W.E.T. Automotive Systems AG, W.E.T. Automotive Systems Ltd., Banc of America Securities Limited, et al. (the “European Credit Agreement”)		8-K		10.1	8/4/11
10.7.1	First Amendment to European Credit Agreement, dated as of May 31, 2011		8-K		10.2	8/4/11
10.7.2	Second Amendment to European Credit Agreement, dated as of October 11, 2011		8-K		10.6	11/1/11
10.7.3	Third Amendment to European Credit Agreement, dated as of November 14, 2011		8-K		10.2	4/4/12
10.7.4	Fourth Amendment to European Credit Agreement, dated as of March 23, 2012		8-K		10.3	4/4/12
10.7.5	Fifth Amendment to European Credit Agreement, dated as of December 17, 2012		8-K		10.2.5	12/21/12
10.8.1*	Service Agreement, dated as of July 4, 2011, between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff, which consolidates the original agreement and first and second amendments thereto		8-K		10.3	8/4/11

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.8.2*	Third Amendment to Service Agreement between W.E.T. Automotive Systems AG and Mr. Frithjof Oldorff.		10-K	12/31/12	10.9.2	3/15/13
10.9*	Service Agreement, dated as of September 30, 2013, between W.E.T. Automotive Systems AG, Gentherm Europe GmbH, the Company and Mr. Thomas Liedl		10-Q	9/30/13	10.10	11/5/13
10.10	Registration Rights Agreement, dated as of February 15, 2013, by and between Gentherm Incorporated and Deutsche Balaton AG		8-K		10.5	2/21/13
10.11	Balaton Rights Agreement, dated as of February 15, 2013, by and between Deutsche Balaton AG and Gentherm Incorporated		8-K		10.6	2/21/13
10.12.1	Revenue Sharing Agreement between BSST and Dr. Lon E. Bell dated September 4, 2000		10-Q	6/30/01	10.4	8/14/01
10.12.2	First Amendment to Revenue Sharing Agreement between the Company and Dr. Lon E. Bell dated December 31, 2010		10-K	12/31/10	10.6.1	2/17/11
21	List of Subsidiaries (Direct and Indirect) of the Company	X
23.1	Consent of Grant Thornton LLP	X
24	Power of Attorney	X
31.1	Section 302 Certification - CEO	X
31.2	Section 302 Certification – CFO	X
32.1	Section 906 Certification – CEO	X
32.2	Section 906 Certification - CFO	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

GENTHERM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash & cash equivalents	$54,885	$58,152
Accounts receivable, less allowance of $1,807 and $2,474, respectively	118,283	102,261
Inventory	64,217	53,756
Derivative financial instruments	67	160
Deferred income tax assets	10,616	15,006
Prepaid expenses and other assets	21,864	12,809
Total current assets	269,932	242,144
Property and equipment, net	79,234	55,010
Goodwill	25,809	24,729
Other intangible assets, net of accumulated amortization of $44,474 and $28,575, respectively	83,431	95,870
Deferred financing costs	1,072	1,880
Deferred income tax assets	7,103	5,361
Derivative financial instruments	1,969	4,141
Other non-current assets	13,373	10,062
Total assets	$481,923	$439,197
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$61,662	$42,508
Accrued liabilities	66,783	54,157
Current maturities of long-term debt	21,439	17,218
Derivative financial instruments	2,552	3,326
Deferred income tax liabilities	710	—
Total current liabilities	153,146	117,209
Pension benefit obligation	6,868	5,009
Other Liabilities	1,601	4,540
Long-term debt, less current maturities	60,881	39,734
Derivative financial instruments	9,358	13,245
Deferred tax liabilities	17,975	21,828
Total liabilities	249,829	201,565
Commitments and contingencies
Series C Convertible Preferred Stock	—	22,469
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 34,929,334 and 29,818,225 issued and outstanding at December 31, 2013 and 2012, respectively	232,067	166,309
Paid-in capital	(9,582)	24,120
Accumulated other comprehensive income	(5,203)	(11,231)
Accumulated earnings	14,812	(17,383)
Total Gentherm Incorporated shareholders’ equity	232,094	161,815
Non-controlling interest	—	53,348
Total shareholders’ equity	232,094	215,163
Total liabilities and shareholders’ equity	$481,923	$439,197

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Product revenues	$662,082	$554,979	$369,588
Cost of sales	487,320	413,052	274,621
Gross margin	174,762	141,927	94,967
Operating costs and expenses:
Research and development expenses	52,197	43,189	30,665
Reimbursed research and development expenses	(2,324)	(2,239)	(932)
Net research and development expenses	49,873	40,950	29,733
Acquisition transaction expenses	2,414	—	5,316
Selling, general and administrative expenses	72,895	64,919	42,110
Total operating costs and expenses	125,182	105,869	77,159
Operating income	49,580	36,058	17,808
Interest (expense)	(3,543)	(4,136)	(3,511)
Debt retirement expense	—	—	(1,160)
Revaluation of derivatives	1,006	(2,292)	(6,118)
Foreign currency (loss) gain	(2,228)	2,201	9,207
Gain (loss) from equity investment	436	(82)	(243)
Other income (loss)	979	923	(114)
Earnings before income tax	46,230	32,672	15,869
Income tax expense	11,097	8,351	4,666
Net income	35,133	24,321	11,203
Income attributable to non-controlling interest	(1,313)	(6,449)	(1,545)
Net income attributable to Gentherm, Inc.	33,820	17,872	9,658
Convertible preferred stock dividends	(1,622)	(6,711)	(8,228)
Net income attributable to common shareholders	$32,198	$11,161	$1,430
Basic earnings per share	$0.96	$0.39	$0.06
Diluted earnings per share	$0.94	$0.39	$0.06
Weighted average number of shares—basic	33,653	28,353	22,606
Weighted average number of shares—diluted	34,124	28,862	23,455

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net Income	$35,133	$24,321	$11,203
Other comprehensive income (loss), gross of tax:
Net gain (loss) on pension benefit obligation	126	(1,032)	(86)
Foreign currency translation adjustments	3,731	5,346	(19,203)
Unrealized loss on derivative securities	143	(18)	(206)
Other comprehensive income (loss), gross of tax	$4,000	$4,296	$(19,495)
Other comprehensive income, related tax effects:
Net gain on pension benefit obligation	18	193	—
Foreign currency translation adjustments	426	108	—
Other comprehensive income, related tax effect	$444	$301	—
Other comprehensive income (loss), net of tax:	$4,444	$4,597	$(19,495)
Comprehensive income (loss):	39,577	28,918	(8,292)
Less: comprehensive income (loss) attributable to the non-controlling interest	(271)	7,523	(3,103)
Comprehensive income (loss) attributable to Gentherm Incorporated:	$39,306	$21,395	$(5,189)

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common				Loss on Pension	Currency	Currency	Total	Non-
	Stock		Paid-in	Accumulated	Benefit	Translation	Hedge	Gentherm	Controlling
	Shares	Amount	Capital	Earnings	Obligation	Adjustment	Adjustment	Equity	Interest	Total
Balance at December 31, 2010	22,037	$65,148	$20,026	$(29,974)	$(84)	$177	$—	$55,293	$—	$55,293
Exercise of Common Stock options for cash	572	4,663	(1,317)	—	—	—	—	3,346	—	3,346
Common Stock issued to employees and consultants	40	669	—	—	—	—	—	669	—	669
Tax benefit from Exercises of Common Stock options	—	—	3,275	—	—	—	—	3,275	—	3,275
Stock option compensation	—	—	1,403	—	—	—	—	1,403	—	1,403
Convertible preferred stock dividends	—	—	—	(8,228)	—	—	—	(8,228)	—	(8,228)
Preferred stock principal paid in common stock	672	7,780	—	—	—	—	—	7,780	—	7,780
Preferred stock dividend paid in common stock	194	2,242	—	—	—	—	—	2,242	—	2,242
Purchase of W.E.T. Automotive AG	—	—	—	—	—	—	—	—	46,122	46,122
Net loss on pension benefit obligation	—	—	—	—	(86)	—	—	(86)	—	(86)
Proceeds from subsidiary issuance of equity shares	—	—	—	—	—	—	—	—	1,175	1,175
Currency translation, net	—	—	—	—	—	(14,555)	—	(14,555)	(4,648)	(19,203)
Interest rate hedge, net	—	—	—	—	—	—	(206)	(206)	—	(206)
Net income	—	—	—	9,658	—	—		9,658	1,545	11,203
Balance at December 31, 2011	23,515	$80,502	$23,387	$(28,544)	$(170)	$(14,378)	$(206)	$60,591	$44,194	$104,785
Public stock offering	5,290	75,532	—	—	—	—	—	75,532	—	75,532
Exercise of Common Stock options for cash	177	1,035	(261)	—	—	—	—	774	—	774
Tax benefit from Exercises of Common Stock options	—	—	171	—	—	—	—	171	—	171
Common Stock issued to Board of Directors and employees	155	429	—	—	—	—	—	429	—	429
Stock option compensation	—	—	823	—	—	—	—	823	—	823
Convertible preferred stock dividends	—	—	—	(6,711)	—	—	—	(6,711)	—	(6,711)
Preferred stock principal paid in common stock	601	7,780	—	—	—	—	—	7,780	—	7,780
Preferred stock dividend paid in common stock	80	1,031	—	—	—	—	—	1,031	—	1,031
Proceeds from subsidiary issuance of equity shares	—	—	—	—	—	—	—	—	1, 921	1,921
Distribution paid to non-controlling interest	—	—	—	—	—	—	—	—	(290)	(290)
Net loss on pension benefit obligation	—	—	—	—	(1,032)	—	—	(1,032)	—	(1,032)
Currency translation, net	—	—	—	—	—	4,573	—	4,573	1,074	5,647
Interest rate hedge, net	—	—	—	—	—	—	(18)	(18)	—	(18)
Net income	—	—	—	17,872	—	—	—	17,872	6,449	24,321
Balance at December 31, 2012	29,818	$166,309	$24,120	$(17,383)	$(1,202)	$(9,805)	$(224)	$161,815	$53,348	$215,163
Acquisition of non-controlling interest	3,300	42,517	(35,080)	—	—	—	—	7,437	(53,074)	(45,637)
Exercise of Common Stock options for cash	673	6,624	(1,823)	—	—	—	—	4,801	—	4,801
Tax benefit from Exercises of Common Stock options			2,074					2,074	—	2,074
Common Stock issued to Board of Directors and employees	184	1,509	—	—	—	—	—	1,509	—	1,509
Stock option compensation	—	—	1,127	—	—	—	—	1,127	—	1,127
Convertible preferred stock dividends	—	—	—	(1,622)	—	—	—	(1,622)	—	(1,622)
Stock issued upon conversion of preferred stock	954	15,108	—	—	—	—	—	15,108	—	15,108
Distribution paid to non-controlling interest	—	—	—	(3)	—	—	—	(3)	(3)	(6)
Net gain on pension benefit obligation, net	—	—	—	—	144	—	—	144	—	144
Currency translation, net	—	—	—	—	—	5,741	—	5,741	(1,584)	4,157
Interest rate hedge, net	—	—	—	—	—	—	143	143	—	143
Net income	—	—	—	33,820	—	—	—	33,820	1,313	35,133
Balance at December 31, 2013	34,929	$232,067	$(9,582)	$14,812	$(1,058)	$(4,064)	$(81)	$232,094	$—	$232,094

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$35,133	$24,321	$11,203
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,249	30,627	23,282
Deferred income tax expense (benefit)	(47)	789	(599)
(Gain) loss on revaluation of derivatives	(2,678)	167	6,118
Debt extinguishment expenses	—	—	960
Stock compensation	2,636	1,252	2,073
Loss on sale of property, plant & equipment	106	555	35
Provision for doubtful accounts	(705)	533	1,241
Defined benefit pension plan expense	(659)	50	266
Excess tax benefit from equity awards	(2,074)	(171)	(3,257)
(Gain) loss from equity investment	(436)	82	243
Changes in operating assets and liabilities:
Accounts receivable	(13,828)	(18,367)	(12,639)
Inventory	(9,600)	(5,847)	(4,624)
Prepaid expenses and other assets	(9,446)	(3,228)	1,937
Accounts payable	18,255	1,788	4,722
Accrued liabilities	11,888	4,314	3,266
Net cash provided by operating activities	59,794	36,865	34,227
Investing Activities:
Purchases of derivative financial instruments	—	(7,787)	—
Sales and maturities of short-term investments	—	—	9,761
Purchase of non-controlling interest	(48,567)	—	—
Investment in subsidiary, net of cash acquired	—	—	(113,432)
Equity investment	—	—	(491)
Loan to equity investment	—	(590)	(860)
Cash invested in corporate owned life insurance	(266)	(265)	(266)
Purchases of property and equipment	(35,861)	(26,793)	(10,636)
Patent Costs	—	—	(37)
Proceeds from the sale of property and equipment	11	40	—
Net cash used in investing activities	(84,683)	(35,395)	(115,961)
Financing Activities:
Distribution paid to non-controlling interest	(3)	(290)	—
Cash paid for financing costs	—	(264)	(4,493)
Borrowing of Debt	45,669	3,326	138,168
Repayments of Debt	(24,496)	(22,953)	(110,775)
Proceeds from public offering of common stock	—	75,532	—
Proceeds from the sale of Series C Convertible Preferred Stock	—	—	61,403
Proceeds from the sale of embedded derivatives	—	—	2,610
Excess tax benefit from equity awards	2,074	171	3,257
Proceeds from sale of W.E.T. equity to non-controlling interest	—	1,921	1,175
Redemption of Series C Preferred Stock	(8,446)	(23,340)	(7,780)
Series C Preferred Stock Holders dividend	(696)	(2,400)	(1,362)
Proceeds from the exercise of Common Stock options	4,801	774	3,345
Net cash provided by financing activities	18,903	32,477	85,548
Foreign currency effect on cash and cash equivalents	2,719	366	(6,559)
Net (decrease) increase in cash and cash equivalents	(3,267)	34,313	(2,745)
Cash and cash equivalents at beginning of period	58,152	23,839	26,584
Cash and cash equivalents at end of period	$54,885	$58,152	$23,839
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,653	$3,545	$3,963
Cash paid for taxes	$11,326	$8,445	$5,322
Supplemental disclosure of non-cash transactions:
Issuance of Common Stock to non-controlling interest	$42,517	$7,780	$7,780
Issuance of Common Stock for Series C Preferred Stock conversion	$15,108	$1,031	$2,242
Capital Lease	3,254	—	—
Common stock issued to directors and employees	$1,509	$429	$669

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — The Company

Gentherm Incorporated is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies.  Unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated and its consolidated subsidiaries. We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and to identify future climatic comfort product opportunities in both automotive and other markets.  We concentrate our research on the development of new technologies that will improve overall product effectiveness and customer satisfaction.  We also focus on developing new design applications from our existing technologies to create new products and market opportunities for thermal comfort solutions.

At the present time, the Company has three reportable segments for financial reporting purposes: Climate Controlled Seats (“CCS”), Advanced Technology and W.E.T. (“W.E.T.”).
Climate Controlled Seats

The CCS reporting segment includes products with variable temperature seat climate control systems designed to provide individualized thermal comfort to automobile passengers.  It also includes Gentherm’s automotive heated and cooled cup holder and heated and cooled mattress product, although revenues from such products individually are not currently significant to our business.  CCS does not include automotive seat comfort products that are part of the W.E.T. segment, despite similarities between some products in each segment.  CCS products are primarily sold to automobile and light truck original equipment manufacturers (“OEMs”) or their tier one suppliers.  The Company has also introduced an automotive heated and cooled cup holder and a heated and cooled suite of luxury mattresses to its product portfolio based on technology similar to that of the CCS system. The cup holder has been designed to be packaged in multiple configurations to accommodate different console environments. In addition to requiring low power consumption, it has proven automotive grade ruggedness, high reliability and drink container retention features.

Advanced Technology

Advanced Technology is a research effort engaged in advanced research and development to improve the efficiency of thermoelectric devices and to develop, market, and distribute products based on these new technologies.  See the “Research and Development” section of this report for a description of significant internal and government-sponsored research and development programs currently ongoing.

W.E.T.

Based in Odelzhausen, Germany, W.E.T.  is a global manufacturer of automotive seat comfort systems, specialized automotive cable systems and other non-automotive product solutions.  The automotive seat comfort category includes automotive seat heaters, climate comfort systems (similar to products reported within the CCS segment), steering wheel heater systems and integrated electronic components, such as blowers and electronic control units.  The specialized automotive cable systems category includes ready-made wire harnesses and related wiring products.  W.E.T.’s customers include passenger car OEMs, commercial vehicle OEMs, and Tier 1 seat manufacturers.  Customers of W.E.T.’s other products extend beyond the automotive industry to include companies in the telecommunication, information technology and medical equipment industries.

Gentherm acquired a majority interest in W.E.T. on May 16, 2011.  The acquisition was pivotal to our strategy to meet the global requirements of automotive manufacturers throughout the world. From May 16, 2011 until February 22, 2013, W.E.T. was operated as a separate entity, managed by a separate Supervisory Board, due to a legal obligation to ensure that all interactions between Gentherm and W.E.T. were in the best interest of W.E.T.’s non-controlling shareholders. On February 22, 2013, Gentherm successfully registered a Domination and Profit and Loss Transfer Agreement (DPLTA) in Germany which, under German law, enabled us to operate Gentherm and W.E.T. as essentially one company.  In October 2013, Gentherm announced the registration of a squeeze-out in Germany and now owns 100 percent of the outstanding shares of W.E.T. and therefore is in full control of W.E.T.

W.E.T. is being treated as an individual segment until we are able to substantially implement our integration plans.

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation

Consolidation

The consolidated financial statements at December 31, 2013, 2012 and 2011, reflect the consolidated financial position and consolidated operating results of the Company. Investments in affiliates in which Gentherm does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.  Intercompany accounts have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”).

Disclosures About Fair Value of Financial Instruments

The carrying amounts of financial instruments comprising cash and cash equivalents, short-term investments and accounts receivable approximate fair value because of the short maturities of these instruments. The carrying amount of the Company’s long-term debt approximates its fair value because interest charged on the loan balance is variable.

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

Accrued Warranty Costs

The Company recognizes an estimated cost associated with warranty claims on its products at the time of sale. The amount recognized is based on estimates of future failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period:

	December 31,
	2013	2012
Balance at beginning of year	$8,588	$8,487
Warranty claims paid or retired	(676)	(347)
Expense	2,118	215
Adjustment due to currency translation	278	233
Balance at end of year	$10,308	$8,588

Concentration of Credit Risk

Financial assets, which subject the Company to concentration of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. Cash equivalents consist of money market funds managed by major financial services companies. The credit risk for these cash equivalents is considered limited. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectability and does not require collateral. As of December 31, 2013, Johnson Controls Inc., Lear Corporation and Magna International Inc. comprised 27%, 24% and 7% respectively, of the Company’s accounts receivable balance. As of December 31, 2012, Johnson Controls Inc., Lear Corporation and Magna International Inc. comprised 26%, 18% and 7% respectively, of the Company’s accounts receivable balance. These accounts are currently in good standing.

Allowance for doubtful accounts

We record an allowance for doubtful accounts once exposure to collection risk of an accounts receivable is specifically identified. We analyze the length of time an account receivable is outstanding, as well as a customer’s payment history and ability to pay to determine the need for an amount of an allowance for doubtful accounts.

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Inventory

The Company’s inventory is valued at the lower of cost (the first-in, first-out basis) or market. Raw materials, consumables and commodities are measured at cost of purchase and unfinished and finished goods are measured at cost of production, using the weighted average method. If the net realizable value expected on the reporting date is below cost, a write-down is recorded to adjust inventory to its net realizable value. The Company provides a reserve for obsolete and slow moving inventories based upon estimates of future sales and product redesign. The following is a reconciliation of the changes in the inventory reserve (in thousands):

	December 31,
	2013	2012
Balance at beginning of year	$2,185	$1,127
Expense	779	1,307
Inventory write off	(6)	(215)
Adjustment due to currency translation	(25)	(34)
Balance at end of year	$2,933	$2,185

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

Depreciation and amortization are computed using the straight-line method. The estimated useful lives of the Company’s property and equipment are as follows:

Asset Category	Useful Life
Buildings	5 to 50 years
Plant and Equipment	2 to 20 years
Furniture, fixtures and fittings	1 to 20 years
Production tooling	Estimated life of tool (2 to 5 years)
Leasehold improvements	Shorter of estimated life or term of lease
Computer equipment and software	1 to 10 years
Capital Leases	Shorter of useful life or term of lease

The Company recognized depreciation expense of $14,810, $14,298 and $8,954 for the three years ending December 31, 2013, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets recorded in conjunction with the acquisition of W.E.T. were based on the Company’s estimate of fair value, as of the date of acquisition. A roll forward of goodwill from December 31, 2011 to December 31, 2013 is as follows:

December 31, 2011	$24,245
Exchange rate impact	484
December 31, 2012	$24,729
Exchange rate impact	1,080
December 31, 2013	$25,809

The fair value and corresponding useful lives for acquired intangible assets are listed below as follows:

Asset Category	Useful Life
Customer relationships	10-15 years
Order Backlog	0.5 years
Technology	8-9 years
Production Development Costs	4 years

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Our business strategy largely centers on designing products based upon internally developed and purchased technology. When possible, we protect these technologies with patents. Our policy is to expense all costs associated with the issuance of new patents as incurred. Such costs are classified as research and development expenses in our consolidation statements of income.

Patents purchased as part of a business combination are capitalized based on their fair value.  Periodically, we review the recoverability and remaining life of our capitalized patents based upon market conditions, competitive technologies and our projected business plans. Change in these conditions could materially impact the carrying value for our capitalized patents.

In 2012, we purchased the rights and ownership of certain intellectual property from Johnson Controls for $7,000. This purchased intellectual property, used in the development and manufacturing of thermoelectric seat comfort technology, has an estimated useful life of seven years. Amortization of the purchased intellectual property will be recognized on a straight-line basis, of which approximately $984 and $285 was amortized during 2013 and 2012, respectively.

A total of $3,340, $2,522 and $1,152 in capitalized patent costs were amortized in 2013, 2012 and 2011, respectively.

An estimate of total intangible asset amortization by year, including the aforementioned Johnson Control patents and those obtained through the acquisition of W.E.T., is as follows:

2014	$15,725
2015	14,178
2016	13,011
2017	11,742
2018	9,928
Thereafter	18,681

Gentherm also has $166 of indefinite-lived trademark assets included in other intangible assets on our consolidated balance sheet as of December 31, 2013.

Impairments of Long-Lived Assets, Other Intangible Assets and Goodwill

Whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable, the Company will compare the carrying amount of the asset to the recoverable amount of the asset. The recoverable amount is defined as the greater of the asset’s fair value less costs to sell or its value in use. An impairment loss is recognized if the carrying amount of an asset exceeds the recoverable or fair value amount. An assessment of fair value could utilize quoted market prices, fair value appraisals, management forecasts or discounted cash flow analyses. No such triggering events occurred during the periods ended December 31, 2013 and 2012, respectively.

Annually on December 31st, and at interim periods when circumstances require, the Company tests the recoverability of its goodwill. The goodwill test utilizes a two-step analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows, excluding any financing costs or dividends, generated by each reporting unit and a comparison of market values of a group of comparable companies. The Company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the company’s reporting units. An impairment of goodwill from the acquisition of W.E.T. did not occur during the periods ending December 31, 2013 and 2012, respectively.

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

Litigation Reserves

We record estimated future costs related to new or ongoing litigation. Recognition of litigation reserves are recorded when there is a current obligation from a past event, a claim is probable, and the amount of the obligation can be reliably measured. These estimates include costs associated with attorney fees and potential claims and assessments less any amounts recoverable under insurance policies.

Tooling

The Company incurs costs related to tooling used in the manufacture of products sold to its customers. In some cases, the Company enters into contracts with its customers whereby the Company incurs the costs to design, develop and purchase tooling and is then reimbursed by the customer under a reimbursement contract. Tooling costs that will be reimbursed by customers are included in prepaid expenses and other current assets at the lower of accumulated cost or the customer reimbursable amount. Approximately $1,691 and $1,878 of reimbursable tooling was capitalized within prepaid expenses and other current assets as of December 31, 2013 and 2012, respectively. Company-owned tooling is included in property and equipment and depreciated over its expected useful life, generally two to five years. Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions, where appropriate, for tooling costs that will not be recovered.

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

Derivative financial instruments – hedge accounting

The Company accounts for some of its derivative financial instruments as cash flow hedges as defined in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 815. Since these derivatives are designated as hedging instruments for future anticipated cash flows, the effective portion of the gain or loss resulting from the valuation at the balance sheet date is recognized as a separate item within equity. Any ineffective portion of the gain or loss is recognized in the income statement. These hedging transactions and the respective correlations meet the requirements for hedge accounting. The gains or losses recognized in equity are posted in the income statement when the hedged items are realized. Discounts or premiums for hedged contracts are recognized within earnings for the period, until maturity.

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

Stock Based Compensation

Share-based payments that involve the issuance of common stock to employees, including grants of employee stock options and restricted stock are recognized in the financial statements as compensation expense based upon the fair value on the date of grant. The Company’s stock-based  compensation expense and related deferred tax benefit were $3,103 and $419, respectively, for the year ended December 31, 2013, $823 and $301, respectively, for the year ended December 31, 2012, and $1,403 and $427, respectively, for the year ended December 31, 2011.

Share-based payments that are satisfied only by the payment of cash, such as stock appreciation rights, are accounted for as liabilities.  The liability is measured at market value of the vested portion of the underlying units.  During each period, the change in the liability is recorded as compensation expense or income during periods in which the liability decreases.

Non-Controlling Interests

Effective January 1, 2009 we adopted ASC 810 “Consolidation”, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest in a gain or loss when a subsidiary is deconsolidated. ASC 810 requires that a non-controlling interest, previously referred to as a minority interest, be reported as part of equity in the Consolidated Financial Statements and that losses be allocated to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. The Company’s minority interest stems primarily from non-controlling shareholders of W.E.T.  As of December 31, 2013, none of these non-controlling shares of W.E.T. remained outstanding and, therefore, Gentherm owned 100 percent of W.E.T. due to the purchase of certain outstanding shares during the year and due to shares tendered, as further described below.

On February 22, 2013, Gentherm’s wholly owned subsidiary, Gentherm Europe, registered a Domination and Profit and Loss Transfer (“DPLTA”) with the German court.  This arrangement, somewhat unique to German law, allows Gentherm Europe to take management control of W.E.T. and directly receive W.E.T.’s annual profits and absorb W.E.T.’s annual losses, subject to certain conditions and obligations applicable thereto under German law.

Under the Domination and Profit and Loss Transfer arrangement: (1) Gentherm Europe will absorb all annual losses incurred by W.E.T., (2) for as long as the Domination and Profit and Loss Transfer remains in effect, any minority shareholders of W.E.T. will be guaranteed a recurring, annual payment (the “Guaranteed Compensation”) of EUR 3.71 per share, subject to statutory taxes and deductions, resulting in a net payment of EUR 3.17 per share, and (3) any minority shareholders of W.E.T. can elect to forego the Guaranteed Compensation and instead tender their shares to Gentherm Europe (the “Tender Option”) for a one-time cash payment of EUR 44.95 per share provided that the Tender Option can only be exercised during the two month period after the registration of the Domination and Profit and Loss Transfer is completed, and further provided that Gentherm has agreed to increase this payment to EUR 85.00 per share in connection with the settlement of the litigation in opposition to the Domination and Profit and Loss Transfer. The Domination and Profit and Loss Transfer has an indefinite term, but can be terminated by Gentherm Europe or W.E.T. anytime after five years from the effective date. During 2013, 23,722 shares were tendered under the DPLTA.

On October 31 2013, we announced that a squeeze-out transaction had been registered in Germany.  As a result of the squeeze out transaction, Gentherm Europe acquired all shares of W.E.T. that remained outstanding, which totaled 16,147.   The shares acquired through the squeeze out transaction represented less than one percent of the total number of outstanding shares.  Minority shareholders that transferred shares to Gentherm Europe under part of the squeeze-out transaction were entitled to receive EUR 90.05 per share.  Net income attributable to non-controlling interest in our Consolidated Statement of Income represents the portion of net income associated with the minority ownership of W.E.T. shares. Non-controlling interest reported in the Consolidated Balance Sheet and Consolidated Statements of Changes in Shareholders’ Equity for the periods ended December 31, 2013 and 2012 represent the 0.00% and 24.08%, respectively of outstanding voting stock of W.E.T. not acquired in share purchases.

During 2013, certain shareholders that tendered shares under the DPLTA and the squeeze-out transaction have brought appraisal proceedings in the German court seeking higher payment amounts for their shares.

Subsequent Events

We have evaluated subsequent events through March 7, 2014, the date that our consolidated financial statements are issued.  No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

Note 3 — Details of Certain Financial Statement Components

	December 31,
	2013	2012
Inventory:
Raw materials, net of reserve	$33,783	$28,279
Work in process, net of reserve	2,864	2,461
Finished goods, net of reserve	27,570	23,016
	$64,217	$53,756
Property and equipment:
Buildings, plant and equipment	$69,555	$49,259
Automobiles	545	398
Production tooling	9,747	8,393
Leasehold improvements	6,986	3,390
Computer equipment and software	15,190	11,293
Construction in progress	2,854	6,909
	104,877	79,642
Less: Accumulated depreciation *	(25,643)	(24,632)
	$79,234	$55,010
Other intangible assets:
Customer relationships	$81,008	$77,499
Technology	31,808	30,283
Product development costs	15,089	16,663
	$127,905	$124,445
Less: Accumulated amortization	(44,474)	(28,575)
	$83,431	$95,870
Accrued liabilities:
Tax accruals	$7,944	$8,309
Accrued warranty	10,308	8,588
Accrued employee liabilities	17,081	11,183
Liabilities from discounts and rebates	5,485	3,977
Other accrued liabilities	25,965	22,100
	$66,783	$54,157

*	Includes accumulated amortization of capital lease obligations.

Note 4 — Income Taxes

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following:

	December 31,
	2013	2012
Deferred tax assets:
Derivative financial instruments	$5,467	$5,765
Net operating losses	3,599	2,929
Research and development credits	1,130	2,916
Depreciation	2,682	2,251
Valuation reserves and accrued liabilities	3,090	3,062
Foreign tax credit	222	1,775
Stock compensation	1,887	1,316
Inventory	739	723
Patents	722	654
Defined benefit obligation	662	585
Other credits	365	429
Capital lease obligations	273	370
Other	219	288
	21,057	23,063
Valuation allowance	(2,199)	(2,199)
Deferred tax liabilities:
Intangible assets	(15,836)	(18,948)
Unrealized foreign currency exchange gains	(1,637)	(2,069)
Undistributed profits of subsidiary	(1,367)	(359)
Accounts receivable	—	(4)
Property and equipment	(193)	(220)
Other	(791)	(725)
	(19,824)	(22,325)
Net deferred tax asset (liability)	$(966)	$(1,461)

Reconciliations between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2013 are as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory Federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
U.S. Taxes on foreign income, net of taxes paid credit	(1.7%)	4.5%	—
NOL’s recognized upon change in tax law	—	(2.9%)	—
Domestic and foreign state and local tax, net of federal benefit	3.6%	3.7%	7.2%
Nondeductible expenses	1.4%	1.6%	2.8%
Nondeductible acquisition transaction expenses	—	—	5.0%
Withholding taxes	—	—	1.7%
Nondeductible stock option compensation	(0.5%)	—	0.5%
Research and development credits	(2.3%)	(5.3%)	(6.9%)
Effect of different tax rates of foreign jurisdictions	(10.8%)	(10.5%)	(3.2%)
Nontaxable derivative gains	—	—	(5.2%)
Other tax exempt income	—	(0.5%)	(8.5%)
Other	0.3%	1.0%	2.0%
Effective rate	24.0%	25.6%	29.4%

Note 4 — Income Taxes (Continued)

The Company has Net Operating Loss (“NOL”) carryforwards as follows:

Jurisdiction	Amount as of December 31, 2013	Years of Expiration
U.S. Federal income tax	$9,574	2018 -2019
Foreign	$4,096	2018

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

During 2013, we generated an NOL in China associated with the startup activities of a new electronics production facility.  This NOL is expected to reverse in 2014 as the location becomes profitable.

Prior to 2013 our NOLs completely offset our current federal tax liability and, therefore, did not recognize for book purposes deductions allowed for stock option exercises in excess of that recorded for book purposes. As such, our deferred tax asset for book purposes related to NOLs is less than the actual NOL available. During 2011, our taxable income exceeded the remaining amount of NOLs recorded for book purposes representing a benefit attributable to deductions taken for tax purposes on stock option exercises. We recorded this benefit which totaled $2,074 and $171 for 2013 and 2012, respectively, directly to paid-in capital.

The earning before for income taxes and our tax provision are comprised of the following:

	Year Ended December 31,
	2013	2012	2011
Income before income taxes:
Domestic	$6,891	$3,735	$12,223
Foreign	39,339	28,937	3,646
Total income before income taxes	$46,230	$32,672	$15,869

	Year Ended December 31,
	2013	2012	2011
Current income tax expense:
Federal	$690	$511	$213
State and local	495	(311)	(242)
Foreign	9,959	7,362	5,294
Total current income tax expense	$11,144	$7,562	$5,265
Deferred income tax expense (benefit):
Federal	$12	$1,834	$2,378
State and local	(95)	348	182
Foreign	36	(1,393)	(3,159)
Total deferred income tax expense	$(47)	$789	$(599)
Total tax expense	$11,097	$8,351	$4,666

The Company’s earnings outside the US are permanently reinvested. With respect to the German operations all amounts are permanently reinvested other than the earnings of certain jurisdictions for which deferred income taxes have been provided. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

Note 4 — Income Taxes (Continued)

The American Taxpayer Relief Act of 2012 (“the Act”) was signed into law on January 2, 2013. The Act retroactively restored the research and development credit and certain exemptions under the foreign income tax rules. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company’s U.S. federal taxes for 2012, a benefit of approximately $1,300 was recognized in 2013.

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

The reconciliation of the beginning and ending amount of unrecognized tax benefits that would favorably affect the effective income tax rate in the future periods is as follows:

	Year Ended December 31,
	2013	2012
Balance at beginning of year	$2,191	$1,678
Additions based on tax position related to current year	2	67
Additions based on tax positions related to prior year	580	413
Reductions from settlements and statute of limitation expiration	(599)	—
Effect of foreign currency translation	67	33
Balance at end of year	$2,241	$2,191

Note 5 — Debt

In March, 2011, to finance the acquisition of a majority of the outstanding shares of W.E.T. Automotive Systems AG (“W.E.T.”), we and our subsidiary, Gentherm Europe, entered into a credit agreement with a syndicate of banks led by Bank of America (the “US Bank of America credit facility”).  Additionally, W.E.T. and W.E.T. Automotive Systems Ltd., a wholly owned Canadian subsidiary, entered into a credit facility with the same syndicate of banks (the “W.E.T. Bank of America credit facility”). The US Bank of America credit facility provided two term notes (referred to as the “US Term Note” and “Europe Term Note”) and a revolving line of credit note (“US Revolving Note”). The W.E.T. Bank of America credit facility provided a term note (“W.E.T. Term Note”) and a revolving line of credit note (“W.E.T. Revolving Note”). During 2013, an additional draw of $40,400 was made on the Europe Term Note to purchase the remaining shares of W.E.T. held by non-controlling interests.

Interest is payable at least quarterly. The Company has the option to elect interest rates based on either a Eurocurrency (LIBOR or EUIBOR) rate (“Eurocurrency Rate Loans”) (0.16% – 0.48% at December 31, 2013) or a base rate (“Base Rate Loans”) plus a margin (“Applicable Rate”), which varies based on the Consolidated Leverage Ratio of the Company, as defined by the US and W.E.T. Bank of America credit agreements. The base rate is equal to the highest of the Federal Funds Rate (0.07% at December 31, 2013) plus 0.5%, Bank of America’s prime rate (3.25% at December 31, 2013), or a one month Eurocurrency rate plus 1.0%. The Applicable Rate for the current period was 2.25% for Eurocurrency Rate Loans and 1.25% for Base Rate Loans.

No amounts were outstanding under either the US Revolving Note or the W.E.T. Revolving Note as of December 31, 2013 and 2012 and $29,550 and €20,000 were available under each note, respectively. Gentherm also has an outstanding Letter of Credit of $450 as of December 31, 2013 and 2012.

Under the terms of the Bank of America credit facilities, the Company must maintain certain financial ratios, including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio as defined by the agreement with Bank of America. These loans are secured by all of the Company’s assets.

During 2013, we borrowed €4,000, or $5,561, from the German Investment Corporation, a subsidiary of KfW banking group, a German government-owned development bank (“DEG Loan”),  to fund a plant expansion project in China.  The DEG Loan is unsecured, has a fixed interest rate of 4.25% and is subject to semi-annual principal payments beginning March, 2015 and ending September 2019. A minimum Debt-to-Equity Ratio, Current Ratio and Debt Service Coverage Ratio, based on the financial statements of our wholly-owned subsidiary W.E.T. Automotive Systems (China) Limited, is required in order to remain in compliance with the terms of the DEG loan.

Note 5 — Debt (Continued)

A new lease agreement for an enterprise resource planning system commenced June 2013, and will end May, 2015.  Under the terms of the lease, the Company must maintain certain financial covenants.  Ownership of the system will be transferred to the Company at the end of the agreement. This new capital lease was treated as a non-cash transaction for purposes of the cash flow statement.

As of December 31, 2013, we were in compliance with all terms as outlined in the credit agreements for the US Bank of America credit facility, the W.E.T. Bank of America credit facility and the DEG Loan. The following table summarizes the Company’s debt at December 31, 2013.

	Interest Rate	Principal Balance
US Term Note	2.5%	$24,500
Europe Term Note	2.49%	38,899
W.E.T. Term Note	2.01%	10,920
DEG Loan	4.25%	5,561
Capital Leases	4.2%	2,440
Total debt		82,320
Current portion		(21,439)
Long-term debt, less current maturities		$60,881

The following table summarizes the Company’s debt at December 31, 2012.

	Interest Rate	Principal Balance
US Term Note	2.06%	$29,312
Europe Term Note	1.8%	4,476
W.E.T. Term Note	2.0%	18,852
Bank of China	6.9%	3,172
Capital Leases	5.5%	1,140
Total debt		56,952
Current portion		(17,218)
Long-term debt, less current maturities		$39,734

The scheduled principal maturities of our debt as of December 31, 2013 are as follows:

Year	US Term Note	Europe Term Note	W.E.T. Term Note	DEG Loan	Capital Leases	Total
2014	$5,687	$7,330	$6,700	$—	$1,722	$21,439
2015	6,563	8,455	2,813	1,102	718	19,651
2016	12,250	23,114	1,407	1,102	—	37,873
2017	—	—	—	1,102	—	1,102
2018	—	—	—	1,103	—	1,103
2019	—	—	—	1,152	—	1,152
Total	$24,500	$38,899	$10,920	$5,561	$2,440	$82,320

Note 6 — Series C Convertible Preferred Stock

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

Holders of the Series C Convertible Preferred Stock were entitled to receive, out of funds legally available there from, dividends payable in cash (if permitted under the US Bank of America credit facility), our Common Stock (if certain equity conditions were satisfied or waived as of the applicable date), or any combination thereof, at the election of the Company, at the rate of 8% per annum of the stated value, payable quarterly in arrears on September 1, December 1, March 1 and June 1 of each year, commencing September 1, 2011. Dividends on our Series C Convertible Preferred Stock were cumulative from the date of initial issuance.

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

During 2013, holders of the Series C Convertible Preferred Stock elected to convert their shares into shares of common stock at the conversion price of $15.83 per share. The Company issued approximately 954,000 shares of common stock related to the conversion of Series C Convertible Preferred Stock.

The following table discloses the total Series C Convertible Preferred Stock installments paid in cash during the twelve month period ended December 31, 2013.  No portions of the installments were paid in shares of Gentherm’s common stock.

Installment Payment
Dividend	$696
Principal	8,446
Total	$9,142

Total Series C Convertible Preferred Stock installments made during the twelve month period ended December 31, 2012 is as follows:

	Installment Payment	Cash	Stock ($)	Stock (shares)
Dividend	$3,431	$2,400	$1,031	80,169
Principal	31,120	23,340	7,780	600,309
Total	$34,551	$25,740	$8,811	680,478

Note 7 — Accounting for Stock Based Compensation

On May 16, 2013, the Compensation Committee of the Company’s Board of Directors approved the Gentherm Incorporated 2013 Equity Incentive Plan (the “2013 Plan”), covering 3,500,000 shares of our common stock.  The 2013 Plan permits the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights (“SARs”), restricted stock and restricted stock units, performance shares and certain other awards to key employees, outside directors and consultants and advisors of the Company. All shares of our common stock that remained available for issuance under the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) and the Gentherm Incorporated 2011 Equity Incentive Plan (the “2011 Plan”), totaling 2,315,578 shares in the aggregate, were reduced to zero; however certain options under the 2011 and 2006 Plans, as well as certain options under the 1997 Stock Incentive Plan, which expired in 2007, are still outstanding.  As of December 31, 2013 the Company had an aggregate of 2,720,332 shares of common stock available to issue under the 2013 Plan.

Note 7 — Accounting for Stock Based Compensation (Continued)

All plans are administered by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions are determined by the Board of Directors at its sole discretion, in order to attract and retain personnel instrumental to the success of the Company. Stock options, for example, granted under such plans have lives for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant.

Options, restricted shares and SARs are generally granted with requisite service periods typically ranging between three to five years for employees and one year for directors. Stock based compensation award vesting may be accelerated at the discretion of the Board of Directors.

Total unrecognized compensation cost related to nonvested options, restricted stock and SARs outstanding under all of the Company’s equity plans was $10,613 and $3,902 as of December 31, 2013 and 2012, respectively. That cost is expected to be recognized over a weighted average period of two years. Compensation expense for the year ended December 31, 2013, 2012 and 2011 was $3,103, $823 and $1,403, respectively.

Stock Options

The following table summarizes stock option activity during the three year period ended December 31, 2013:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,132,506	$6.34
Granted	609,642	12.31
Exercised	(571,964)	5.88
Forfeited	(6,359)	5.66
Outstanding at December 31, 2011	2,163,825	$8.12	6.74	$15,408
Granted	160,000	12.88
Exercised	(176,896)	4.46
Forfeited	(17,000)	4.05
Outstanding at December 31, 2012	2,129,929	$8.82	6.99	$5,640
Granted	510,000	19.64
Exercised	(672,753)	7.21
Forfeited	(24,000)	11.27
Outstanding at December 31, 2013	1,943,176	$12.19	5.31	$28,379
Exercisable at December 31, 2011	1,222,959	$7.23	6.07	$9,831
Exercisable at December 31, 2012	1,520,720	$7.57	6.20	$5,966
Exercisable at December 31, 2013	1,055,176	$12.21	4.58	$19,314

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

	2013	2012	2011
Expected volatility	34%	47%	49-55%
Weighted average expected volatility	34%	47%	55%
Expected lives	3 yrs.	3 yrs.	3 - 5 yrs.
Risk-free interest rate	0.57-0.65%	0.43%	0.37-0.94%
Expected dividend yield	none	none	none

Note 7 — Accounting for Stock Based Compensation (Continued)

Expected volatilities are based on the historical volatility of the Company’s common stock and that of an index of companies in our industry group. The Company uses historical exercise data and several other factors in developing an assumption for the expected lives of stock options, including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend, the prohibition to issue dividend under terms of the US Bank of America credit facility and management’s current expectation of future action surrounding dividends. Based on our historical experience, we do not expect any of the options granted to be forfeited.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2013, 2012 and 2011 was $4.71, $4.13 and $4.78, respectively. The total intrinsic value of options exercised during the year ended December 31, 2013, 2012 and 2011 was $8,301, $1,663 and $4,876, respectively.

Restricted Stock

The following table summarizes restricted stock activity during the three year period ended December 31, 2013:

Unvested Restricted Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2010	1,350	$13.64
Granted	36,000	16.80
Vested	(12,450)	16.69
Forfeited	—	—
Outstanding at December 31, 2011	24,900	$16.69
Granted	155,280	12.94
Vested	(17,922)	15.54
Forfeited	—	—
Outstanding at December 31, 2012	162,258	$13.23
Granted	179,967	18.90
Vested	(102,258)	13.59
Forfeited	—	—
Outstanding at December 31, 2013	239,967	$17.32

Stock Appreciation Rights

The following table summarizes SARs activity during the period ended December 31, 2013:

Stock Appreciation Rights	Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	—	$—
Granted	495,000	19.19
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2013	495,000	$19.19	6.5	3,770
Exercisable at December 31, 2013	—	$—	—	—

Note 8 — Earnings per share

The Company’s diluted earnings per share give effect to all potential common shares outstanding during a period that do not have an anti-dilutive impact to the calculation. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of Common Stock equivalents. The following summarizes the shares included in the dilutive shares as disclosed in the statements of income:

	Year ended December 31,
	2013	2012	2011
Weighted average number of shares for calculation of basic EPS – Common Stock	33,652,646	28,352,864	22,605,518
Stock options under Plans	470,995	509,599	849,104
Weighted average number of shares for calculation of diluted EPS – Common Stock	34,123,641	28,862,463	23,454,622

The accompanying table represents Common Stock issuable upon the exercise of certain stock options and Series C Convertible Preferred Stock that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Year ended December 31,
	2013	2012	2011
Stock options outstanding for the 1993, 1997, 2006 and 2011 Stock Options Plans	550,000	149,000	84,000

Series C Convertible Preferred Stock	—	1,531,891	3,714,518
	550,000	1,680,891	3,798,518

Note 9 — Commitments and contingencies

The Company’s operating leases cover primarily buildings, office equipment and automobiles. A summary of lease commitments as of December 31, 2013, under all non-cancelable operating leases with terms exceeding one year is as follows:

2014	$5,081
2015	3,296
2016	2,315
2017	1,705
2018	1,239
2019 or later	1,278
Total	$14,914

Rent expense under all of the Company’s operating leases was $5,992, $5,996 and $3,243 for 2013, 2012 and 2011, respectively.

As discussed in Note 2, Gentherm purchased the rights and ownership of certain intellectual property from Johnson Controls for $7,000. We are required to make nine quarterly installment payments to Johnson Controls beginning September 30, 2012.  Total installment payments made to Johnson Controls during the period ended December 31, 2013 was $1,688. We expect to make all the final payment totaling $1,312 to Johnson Controls during 2014.  Expected installment payments are included in accrued liabilities.

We are subject to litigation from time to time in the ordinary course of our business; however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the fiscal year ended December 31, 2013.

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

The Company’s reportable segments are as follows:

•

Climate Control Seats (CCS)—variable temperature seat climate control systems designed to provide individualized thermal comfort to automobile passengers. It also includes Gentherm’s automotive heated and cooled cup holder and heated and cooled mattress product to which results individually are not currently significant.  CCS does not include automotive seat comfort products that are part of the W.E.T. segment, despite similarities between some products in each segment.

•

Advanced Technology — a research effort engaged in advanced research and development efforts to improve the efficiency of thermoelectric devices and to develop, market, and distribute products based on these new technologies.

•

W.E.T. — W.E.T. is a global manufacturer of automotive seat comfort systems, specialized automotive cable systems and other non-automotive product solutions.  The automotive seat comfort category includes automotive seat heaters, climate comfort systems (similar to products reported within the CCS segment), steering wheel heater systems and integrated electronic components, such as blowers and electronic control units. W.E.T. is being treated as an individual segment until we are able to fully implement our integration plans.

The tables below present segment information about the reported product revenues and operating income of the Company for years ended December 31, 2013, 2012 and 2011. Asset information by segment is not reported since the Company does not manage assets at a segment level at this time.

	CCS	Advanced Technology	W.E.T.	Reconciling Items	Consolidated Total
2013:
Product revenues	$143,250	$—	$518,832	$—	$662,082
Depreciation and amortization	1,411	427	28,238	1,173	31,249
Operating income (loss)	40,530	(6,561)	41,784	(26,173)	49,580
2012:
Product revenues	$132,265	$—	$422,714	$—	$554,979
Depreciation and amortization	1,215	478	27,747	1,187	30,627
Operating income (loss)	11,479	(6,571)	50,980	(19,830)	36,058
2011:
Product revenues	$131,732	$608	$237,248	$—	$369,588
Depreciation and amortization	1,032	560	20,900	790	23,282
Operating income (loss)	33,025	(6,872)	10,866	(19,211)	17,808

The Advanced Technology operating loss is net of reimbursement for developmental expense of $2,324, $2,239 and $932 for the years ended 2013, 2012 and 2011, respectively. Reconciling items include selling, general and administrative costs of $24,496, $19,830 and $13,895, respectively, for years ended December 31, 2013, 2012 and 2011 and costs associated with the acquisition of W.E.T. of $1,677 and $5,316 for the year ended December 31, 2013 and 2011, respectively.

Note 11 — Segment Reporting (Continued)

Revenue (based on shipment destination) by geographic area is as follows:

	2013	%	2012	%	2011	%
United States	$292,079	44%	$233,737	42%	$134,010	36%
Germany	84,035	13%	67,132	12%	40,833	11%
China	70,671	11%	55,674	10%	31,193	9%
Korea	58,329	9%	42,878	8%	37,913	10%
Japan	39,844	6%	35,279	6%	25,295	7%
United Kingdom	18,864	3%	13,194	2%	10,686	3%
Czech Republic	17,247	3%	15,361	3%	11,722	3%
Mexico	15,670	2%	14,988	3%	21,529	6%
Canada	14,254	2%	17,582	3%	12,305	3%
Other	51,089	7%	59,154	11%	44,102	12%
Total Foreign	370,003	56%	321,242	58%	235,578	64%
	$662,082	100%	$554,979	100%	$369,588	100%

We rely on three customers, two domestic and one foreign, to derive a significant portion of our product revenues.  The table below lists the percentage of total product revenues generated from sales to these customers:

	2013	2012	2011
Johnson Controls (domestic)	27%	22%	20%
Lear (domestic)	18%	18%	20%
Bosch (foreign)	10%	10%	9%

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

The Company records a projected benefit obligation representing the present value of future plan benefits when earned by the participant. The following table sets forth the benefit obligation, amounts recognized in the Company’s financial statements and the principal assumptions used:

	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,633	$1,142
Service cost	355	317
Interest cost	53	45
Actuarial loss	(193)	129
Net periodic benefit cost	215	491
Benefit obligation at end of year	$1,848	$1,633

The benefit obligation is included in the Company’s consolidated balance sheet as a non-current liability. Service and interest cost is included in selling, general and administrative expenses in the Company’s consolidated statements of income and actuarial losses are included the Company’s consolidated balance sheet as part of accumulated other comprehensive income within shareholders’ equity. Actuarial losses are amortized to selling, general and administrative expense in the Company’s consolidated statements of income based on the average future service life of the Plan. A discount rate assumption of 4.25%, 3.25% and 4.0% was used to determine the benefit obligation and the net periodic service cost for years ended December 31, 2013, 2012 and 2011, respectively.

Note 12 — Executive Nonqualified Defined Benefit Plan (Continued)

Although the Plan is not funded, the Company has established a separate trust having the sole purpose of paying benefits under the Plan. The only asset of the trust is a corporate-owned life insurance policy (“COLI”) on the life of Oscar Marx III, the Chairman of the Company’s Board of Directors. The COLI is valued at fair value using quoted prices listed in active markets (Level 1 input based on the U.S. GAAP fair value hierarchy). The policy value of the COLI was $1,962 and $1,466 as of December 31, 2013 and 2012, respectively, and was included in other non-current assets.

W.E.T. has an established defined benefit plan for retired and current members of its executive management team.

W.E.T. records a projected benefit obligation representing the present value of future plan benefits when earned by the participant. The following table sets forth the benefit obligation and amounts recognized in the Company’s financial statements:

	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,392	$4,250
Service cost	—	199
Interest cost	180	195
Paid pension distributions	(291)	(277)
Actuarial (gains)/losses	43	912
Past service cost	445	—
Exchange rate impact	250	113
Benefit obligation at end of year	$6,019	$5,392

The following table sets forth the fair value of the plan assets for the periods ending December 31, 2013 and 2012:

	2013	2012
Change in plan assets:
Plan assets at beginning of year	$1,548	$1,098
Actual return on plan assets	59	41
Net contributions	664	386
Actuarial loss	(24)	(11)
Exchange rate impact	93	34
Plan assets at end of year	$2,340	$1,548

The W.E.T. defined benefit plan is underfunded by $3,679 and $3,844 as of December 31, 2013 and 2012, respectively. The portion of the net benefit obligation payable within the next 12 months is included in the Company’s consolidated balance sheet within accrued liabilities. The long-term portion of the net benefit obligation is included in pension benefit obligation. The net periodic benefit cost is included in selling, general and administrative expenses in the Company’s consolidated statements of income. The following table describes the actuarial assumptions used to determine the benefit obligation and the net periodic service cost:

2013
Discount rate	3.46%
Expected long term rate of return on plan assets	3.80%

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

Note 12 — Executive Nonqualified Defined Benefit Plan (Continued)

The schedule of expected pension payments made to W.E.T. defined benefit plan participants over the next 10 years is as follows:

Year
2014	$302
2015	303
2016	302
2017	302
2018	300
2019 - 2023	1,473
Total	$2,982

Gentherm has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged basis, and eligible executive officers can participate in this plan on the same basis as other participants. Participants may defer specified portions of their compensation and (1) we match 50% percent of employee contributions up to a contribution equal to 2% percent of the employee’s compensation and (2) we may, but are not required to, make additional discretionary contributions. The Compensation Committee has not made any discretionary contribution to the 401(k) Plan since its inception. Gentherm made $191, $161 and $136 in matching contributions to the 401(k) plan in 2013, 2012 and 2011, respectively.

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

Except for derivative instruments, pension liabilities and pension plan assets, the Company has no financial assets and liabilities that are carried at fair value at December 31, 2013 and 2012. The carrying amounts of financial instruments comprising cash and cash equivalents, and accounts receivable approximate their fair values due to their short-term nature. The carrying value of the Company’s long-term debt approximates its fair value because interest charged on the loan balance is variable. See Note 5 for a description of Company’s debt and corresponding rates of interest. See Note 12 regarding the fair value of pension liabilities and pension plan assets. See Note 15 regarding the fair value of derivative instruments and hedging activities.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of December 31, 2013 and 2012, the Company did not realize any changes to the fair value of these assets due to events that negatively impacted their recoverability.

Note 14 — Derivative Financial Instruments

We are exposed to market risk from changes in foreign currency exchange rates and short term interest rates. Market risks for changes in interest rates relate primarily to our debt obligations under our Bank of America credit facilities. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in the location’s functional currency, foreign plant operations, intercompany indebtedness and include exposures to the European Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Ukraine Hryvnia and Korean Won. The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from this risk by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. We record the ineffective portion of hedging instruments, if any, to other income (expense) in the consolidated condensed statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

In March 2008, W.E.T., entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000, or $13,779 as of December 31, 2013, in order to offset the interest rate risk associated with a debt financing which was repaid prior our acquisition of W.E.T. Under this agreement W.E.T. receives interest equal to the then six month Euro Interbank Offered Rate (“EURIBOR”), 0.39% at December 31, 2013, plus 1.40% and pays interest equal to the six month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.23 at December 31, 2013, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100.

In 2011, W.E.T. brought a lawsuit against UniCredit Bank AG (“UniCredit”), a past financial advisor, stemming from the recommendation to invest in the aforementioned CRS. On March 25, 2013, the Munich District Court in Munich, Germany ruled in favor of W.E.T., asserting that UniCredit violated its duty to properly advise W.E.T. with respect to the initial negative market value for the CRS and UniCredit’s inherent conflict of interest in recommending that W.E.T. invest in CRS. The Munich District Court ruled that UniCredit must (1) pay €144 to W.E.T. and (2) bear the costs of all future obligations under the CRS, which were €8,584 or $11,828 as of December 31, 2013, plus additional accrued liabilities for past due payments under the CRS of approximately €5,380, or $7,413 as of December 31, 2013. UniCredit has appealed the decision and an extension has been granted. As a result, the Company cannot be certain that any portion of the award by the Munich District Court will be realized by W.E.T. See the derivatives table below for information about our future obligations under the CRS as of December 31, 2013 and 2012, respectively. The Company has entered into offsetting derivative contracts designed to cancel out the market risk of payments due under the CRS through the end of the CRS agreement, in 2018.

In July 2011, the Company entered into two interest rate swap contracts with separate financial institutions and an interest rate cap agreement in order to hedge the exposure to variable market interest rates on the Company’s Bank of America credit facilities. The interest rate swap contracts qualified for and are designated as cash flow hedges. Swap gains and losses are reported in accumulated other comprehensive income and will be reclassified to earnings once the Company’s Bank of America credit facilities are repaid. Cap gains and losses are reported in foreign currency gains and losses on the consolidated statement of income.  Information on the interest rate swap contracts is as follows:

Information on the interest rate swap contracts is as follows:

Contract Type	Contract Term	Notional Value	Hedged Instruments	Fixed Rate	Variable Rate	Rate Cap
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Cap	March 31, 2016	€14,250	W.E.T. Term Note	—	3 month EURIBOR	2.75

Note 14 — Derivative Financial Instruments (Continued)

Information related to the recurring fair value measurement of derivative instruments in our consolidated balance sheet as of December 31, 2013 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,471)
					Non current liabilities	(9,358)
Total CRS						$(11,829)	$(11,829)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$1			$1
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$66			$66
Non current assets				1,969			$1,969
Total foreign currency derivatives				$2,036			$2,036
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(81)	$(81)

Information related to the recurring fair value measurement of derivative instruments in our consolidated balance sheet as of December 31, 2012 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,631)
					Non current liabilities	(13,245)
Total CRS						$(15,876)	$(15,876)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$3	Current liabilities	$(471)	$(468)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$157			$157
Non current assets				4,141			$4,141
Total foreign currency derivatives				$4,301		$(471)	$3,830
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(224)	$(224)

Information related to the effect of derivative instruments on our consolidated statements of income is as follows:

	Location	Year Ended December 31, 2013	Year Ended December 31, 2012
Foreign currency derivatives	Revaluation of derivatives	$(1,329)	(3,926)
	Foreign currency gain (loss)	(761)	1,875
Total foreign currency derivatives		$(2,090)	$(2,051)
CRS	Revaluation of derivatives	$2,335	$1,491
Commodity derivatives	Revaluation of derivatives	$—	$143
Interest Rate Swap	Interest Expense	$(2)	$(57)
	Other Comprehensive Income	143	(18)

We did not incur any hedge ineffectiveness during the twelve months ended December 31, 2013 and 2012.

Note 15 — New Accounting Pronouncements

Tax Regulation.  In October 2013, the IRS issued final regulations to clarify and expand guidance relating to amounts paid to acquire, produce or improve the basis of property.  The final regulations also provide guidance on the tax accounting for and retirement of depreciable property in the United States.  The final regulation affects all taxpayers that acquire, produce, or improve tangible property.  The Company has determined, however, that it does not have a material impact to our consolidated financial statements.

GENTHERM INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2013, 2012 and 2011

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2011	545	1,314	5	(73)	1,937
Year Ended December 31, 2012	1,937	529	4	4	2,474
Year Ended December 31, 2013	2,474	1,723	(8)	(2,382)	1,807
Allowance for Deferred Income Tax Assets
Year Ended December 31, 2011	6,579	—	(2,877)	—	3,702
Year Ended December 31, 2012	3,702	—	(1,503)	—	2,199
Year Ended December 31, 2013	2,199	—	—	—	2,199
Reserve for Inventory
Year Ended December 31, 2011	572	532	33	(10)	1,127
Year Ended December 31, 2012	1,127	1,307	(34)	(215)	2,185
Year Ended December 31, 2013	2,185	779	(25)	(6)	2,933

Report of Independent Registered Public Accounting Firm

Board of Directors and

Shareholders of Gentherm Incorporated

We have audited the accompanying consolidated balance sheets of Gentherm Incorporated (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements includes the financial statement schedule listed in the index appearing under Item 15 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Gentherm Incorporated

We have audited the internal control over financial reporting of Gentherm Incorporated (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in  the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in  the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 11, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 11, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTHERM INCORPORATED

By:	/S/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer

Date: March 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANIEL R. COKER	Director, President and Chief	March 11, 2014
DANIEL R. COKER	Executive Officer (Principal Executive Officer)

/s/ BARRY G. STEELE	Chief Financial Officer (Principal	March 11, 2014
BARRY G. STEELE	Financial Officer and Principal Accounting Officer)

*	Director, Chairman of the Board	March 11, 2014
OSCAR B. MARX III

*	Director	March 11, 2014
LEWIS BOOTH

*	Director	March 11, 2014
FRANCOIS J. CASTAING

*	Director	March 11, 2014
SOPHIE DESORMIERE

*	Director	March 11, 2014
MAURICE E.P. GUNDERSON

*	Director	March 11, 2014
CARLOS MAZZORIN

*	Director	March 11, 2014
FRANZ SCHERER

*	Director	March 11, 2014
BYRON SHAW

 *By: /s/ Daniel R. Coker

         Daniel R. Coker, Attorney-in-Fact