Form 10-Q
period 2014-03-31
GENTHERM Inc
filed 2014-05-09
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2014, the registrant had 35,273,601 shares of Common Stock, no par value, issued and outstanding.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$57,651	$54,885
Accounts receivable, less allowance of $1,833 and $1,807, respectively	139,083	118,283
Inventory:
Raw Materials	43,243	33,783
Work in process	2,870	2,864
Finished goods	19,478	27,570
Inventory, net	65,591	64,217
Derivative financial instruments	345	67
Deferred income tax assets	10,448	10,616
Prepaid expenses and other assets	27,923	21,864
Total current assets	301,041	269,932
Property and equipment, net	78,901	79,234
Goodwill	25,830	25,809
Other intangible assets	81,637	83,431
Deferred financing costs	1,059	1,072
Deferred income tax assets	11,686	7,103
Derivative financial instruments	1,704	1,969
Other non-current assets	11,479	13,373
Total assets	$513,337	$481,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$66,198	$61,662
Accrued liabilities	65,996	66,783
Current maturities of long-term debt	20,566	21,439
Derivative financial instruments	2,814	2,552
Deferred income tax liabilities	710	710
Total current liabilities	156,284	153,146
Pension benefit obligation	7,036	6,868
Other liabilities	2,770	1,601
Long-term debt, less current maturities	69,762	60,881
Derivative financial instruments	8,455	9,358
Deferred income tax liabilities	17,480	17,975
Total liabilities	261,787	249,829
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 35,260,144 and 34,929,334 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	234,991	232,067
Paid-in capital	(7,678)	(9,582)
Accumulated other comprehensive loss	(7,154)	(5,203)
Accumulated earnings	31,391	14,812
Total shareholders’ equity	251,550	232,094
Total liabilities and shareholders’ equity	$513,337	$481,923

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Product revenues	$193,938	$148,090
Cost of sales	136,913	109,039
Gross margin	57,025	39,051
Operating expenses:
Net research and development expenses	13,045	11,841
Acquisition transaction expenses	1,075	1,163
Selling, general and administrative	18,089	16,256
Total operating expenses	32,209	29,260
Operating income	24,816	9,791
Interest expense	(931)	(981)
Revaluation of derivatives	(247)	346
Foreign currency (loss) gain	(1,523)	987
Gain realized from step acquisition of subsidiary	785	—
Income from equity investment	—	225
Other income (expense)	(19)	336
Earnings before income tax	22,881	10,704
Income tax expense	6,302	795
Net income	16,579	9,909
Income attributable to non-controlling interest	—	(1,258)
Net income attributable to Gentherm Incorporated	16,579	8,651
Convertible preferred stock dividends	—	(923)
Net income attributable to common shareholders	$16,579	$7,728
Basic earnings per share	$0.47	$0.24
Diluted earnings per share	$0.47	$0.24
Weighted average number of shares – basic	35,064	31,607
Weighted average number of shares – diluted	35,592	32,084

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$16,579	$9,909
Other comprehensive income (loss), gross of tax:
Foreign currency translation adjustments	(2,625)	(7,314)
Unrealized gain on derivative securities	100	39
Other comprehensive loss, gross of tax	$(2,525)	$(7,275)
Other comprehensive loss, related tax effect:
Foreign currency translation adjustments	574	43
Other comprehensive loss, related tax effect	$574	$43
Other comprehensive loss, net of tax	$(1,951)	$(7,232)
Comprehensive income	14,628	2,677
Less: comprehensive income attributable to the non-controlling interest	—	1,258
Comprehensive income attributable to Gentherm Incorporated	$14,628	$1,419

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net income	$16,579	$9,909
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,473	7,934
Deferred tax provision	(1,804)	(740)
Stock compensation	870	491
Defined benefit plan (income) expense	1	(53)
Provision of doubtful accounts	(4)	434
Gain on revaluation of financial derivatives	(557)	(1,244)
Gain on equity investment	—	(176)
Loss on sale of property, plant and equipment	24	3
Excess tax benefit from equity awards	(2,173)	—
Gain realized from step acquisition of subsidiary	(785)	—
Changes in operating assets and liabilities:
Accounts receivable	(21,153)	(7,765)
Inventory	457	427
Prepaid expenses and other assets	(5,786)	(1,511)
Accounts payable	2,798	(160)
Accrued liabilities	904	2,490
Net cash (used in) provided by operating activities	(3,156)	10,039
Investing Activities:
Purchase of non-controlling interest	—	(40,302)
Investment in subsidiary, net of cash acquired	(628)	—
Proceeds from the sale of property, plant and equipment	44	1
Purchase of property and equipment	(6,769)	(6,116)
Net cash used in investing activities	(7,353)	(46,417)
Financing Activities:
Borrowing of debt	13,455	40,441
Repayments of debt	(6,965)	(5,182)
Excess tax benefit from equity awards	2,173	—
Cash paid to Series C Preferred Stock Holders	—	(8,268)
Proceeds from the exercise of common stock options	1,634	1,487
Net cash provided by financing activities	10,297	28,478
Foreign currency effect	2,978	(2,275)
Net increase (decrease) in cash and cash equivalents	2,766	(10,175)
Cash and cash equivalents at beginning of period	54,885	58,152
Cash and cash equivalents at end of period	$57,651	$47,977
Supplemental disclosure of cash flow information:
Cash paid for taxes	$4,689	$1,519
Cash paid for interest	$725	$474
Supplemental disclosure of non-cash transactions:
Common stock issued to Board of Directors and employees	$495	$269
Issuance of common stock to non-controlling interest	$—	$42,534
Issuance of common stock for Series C Preferred Stock conversion	$—	$1,655

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2013	34,929	$232,067	$(9,582)	$14,812	$(5,203)	$232,094
Exercise of Common Stock options for cash	263	2,278	(644)	—	—	1,634
Tax benefit from Exercises of Common Stock options	—	151	2,173	—	—	2,324
Stock option compensation	—	—	375	—	—	375
Common Stock issued to Board of Directors and employees	68	495	—	—	—	495
Interest rate hedge, net	—	—	—	—	39	39
Foreign currency hedge, net	—	—	—	—	61	61
Currency translation, net	—	—	—	—	(2,051)	(2,051)
Net income	—	—	—	16,579	—	16,579
Balance at March 31, 2014	35,260	$234,991	$(7,678)	$31,391	$(7,154)	$251,550

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

Buyout of Joint Venture Partner

On February 12, 2014 we acquired all of the previously unowned shares in our North American electronics manufacturing joint venture which had previously been accounted for under the equity method.  The purchase was accounted for using the acquisition method and resulted in a gain of $785.

Subsequent Event

We have evaluated subsequent events through the date that our consolidated financial statements are issued. On April 1, 2014, we acquired all the stock of privately-held Global Thermoelectric Inc. (“GTE”), in an all-cash transaction.  Based in Calgary, GTE is the world’s market leader in industrial thermoelectric generator systems and remote power generation.  Specializing in high reliability systems for remote industrial applications, GTE’s 2013 revenues were approximately $34,000 Canadian dollars.  For the three months ended March 31, 2014, GTE’s revenues were $14,464 Canadian Dollars.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Note 3 – Earnings per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of stock outstanding during the period. The Company’s diluted earnings per share give effect to all potential common shares outstanding during a period that do not have an anti-dilutive impact to the calculation. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of Common Stock equivalents.

The following summarizes the common shares included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended March 31,
	2014	2013
Weighted average number of shares for calculation of basic EPS – Common Stock	35,063,671	31,606,986
Stock option under the 2006 and 2011 Equity Incentive Plans	528,356	476,563
Weighted average number of shares for calculation of diluted EPS	35,592,026	32,083,549

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 – Earnings per Share – Continued

The accompanying table represents Common Stock issuable upon the exercise of certain stock options and Series C Convertible Preferred Stock that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive. There were no issued and outstanding Series C Convertible Preferred Stock during the three months ended March 31, 2014.

	Three Months Ended March 31,
	2014	2013
Stock options outstanding under the 2006 and 2011 Equity Incentive Plans	—	124,000
Series C Convertible Preferred Stock	—	910,021
	—	1,034,021

Note 4 – Segment Reporting

Segment information is used by management for making operating decisions and assessing the performance of the Company. As part of the initiative to integrate the operations of historical Gentherm and W.E.T. Automotive Systems AG (“W.E.T.”) (now known as Gentherm GmbH), changes were made to Gentherm’s structure of internal organization.  The financial information used by our chief operating decision maker to assess performance and allocate resources reflects the changes brought about through this initiative.

Gentherm’s internal structure of organization no longer treats the operations of historical Gentherm and W.E.T. separately.  The integration initiative also expanded the scope of research and development activities classified within the advanced technology segment.   In addition to research and development efforts to improve the efficiency and application of thermoelectric devices, the new advanced technology segment includes research and development spent on Gentherm’s advanced heating wire technology, which had previously been reflected in the W.E.T. segment.  Corporate reconciling items include certain selling, general and administrative costs previously reflected in the W.E.T. segment.

Management evaluates the performance of the Company’s segments based primarily on operating income or loss.

The Company’s reportable segments are as follows:

—	Automotive – the aggregated operating results from Gentherm’s three geographic operating segments: North America, Europe and Asia.
—

Advanced Technology – a division engaged in research and development efforts to improve the efficiency of thermoelectric devices, advanced heating wire technology and other applications, and to develop, market and distribute products based on these technologies. The segment includes governmental sponsored research projects, including those sponsored by the U.S. Department of Energy, the German Ministry of Economics and Technology and the European Union.

—	Reconciling Items – include corporate selling, general and administrative costs and acquisition transaction costs.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 – Segment Reporting – Continued

The following table presents segment information about the reported product revenues and operating income of the Company for the three-month periods ended March 31, 2014 and 2013. Information presented for March 31, 2013 has been restated to conform with our new segment reporting structure.  With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level at this time. Goodwill as of March 31, 2014 and 2013 pertained entirely to our automotive segment.

Three Months Ended March 31,	Automotive	Advanced Technology	Reconciling Items	Consolidated Total

2014:
Product revenues	$193,938	$—	$—	$193,938
Depreciation and amortization	6,655	177	641	7,473
Operating income (loss)	30,704	(1,713)	(4,175)	24,816
2013:
Product revenues	$148,090	$—	$—	$148,090
Depreciation and amortization	7,432	133	369	7,934
Operating income (loss)	17,008	(2,257)	(4,960)	9,791

Total product revenues information by geographic area is as follows:

	Three Months Ended March 31,
	2014		2013
United States	$85,067	44%	$63,312	43%
Germany	22,476	12%	19,985	13%
South Korea	21,915	11%	11,488	8%
China	15,944	8%	14,129	10%
Japan	10,465	6%	9,007	6%
United Kingdom	6,600	3%	4,131	3%
Czech Republic	6,086	3%	3,658	2%
Mexico	4,703	2%	3,441	2%
Canada	3,162	2%	3,518	2%
Other	17,520	9%	15,421	11%
Total Foreign	108,871	56%	84,778	57%
	$193,938	100%	$148,090	100%

Note 5 – Debt

We have outstanding credit agreements with a syndicate of banks led by Bank of America (the “US Bank of America credit facility” and the “W.E.T. Bank of America credit facility”).

The US Bank of America credit facility includes two term notes (referred to as the “US Term Note and Europe Term Note”) and a revolving line of credit note (“US Revolving Note”). The W.E.T. Bank of America credit facility includes a term note (“W.E.T. Term Note”) and a revolving line of credit note (“W.E.T. Revolving Note”).

In March 2014, Gentherm borrowed $13,455 against the US Revolving Note to partially finance the purchase of GTE on April 1, 2014.  No amounts have been borrowed under W.E.T. Revolving Note as of March 31, 2014.   As of March 31, 2014, $16,545 and €20,000 were available under the US Revolving Note and the WET Revolving Note, respectively. See Note 1 – The Company and Subsequent Event for additional information about the acquisition of GTE.

Principal outstanding under these credit facilities is due and payable in full on March 30, 2016. Interest is payable quarterly. The Company must maintain a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Leverage Ratio, as defined by the Bank of America credit agreement. The loans are secured by all of the Company’s assets.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 – Debt – Continued

The Company has a fixed interest rate loan with the German Investment Corporation, a subsidiary of KfW banking group, a German government-owned development bank (“DEG Loan”). The DEG Loan is subject to semi-annual principal payments beginning March, 2015 and ending September, 2019. Under the terms of the DEG Loan, the Company must maintain a minimum Debt-to-Equity Ratio, Current Ratio and Debt Service Coverage Ratio based on the financial statements of W.E.T. Automotive Systems (China) Limited, as defined by the DEG Loan agreement.

The Company has a capital lease agreement for an enterprise resource planning system.  Under the terms of the lease, the Company must maintain certain financial covenants.  Ownership of the system will be transferred to the Company at the end of the agreement.

The following table summarizes the Company’s debt at March 31, 2014 and at December 31, 2013.

	March 31, 2014		December 31, 2013
	Interest Rate	Principal Balance	Principal Balance
US Term Note	2.50%	$23,188	$24,500
US Revolving Note	3.47%	13,561	—
Europe Term Note	2.50%	37,211	38,899
W.E.T. Term Note	2.01%	8,841	10,920
DEG Loan	4.25%	5,516	5,561
Capital Leases	4.20%	2,011	2,440
Total debt		90,328	82,320
Current portion		(20,566)	(21,439)
Long-term debt, less current maturities		$69,762	$60,881

As of March 31, 2014, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility, the W.E.T. Bank of America credit facility, the DEG loan and the capital lease agreement.

Note 6 – Derivative Financial Instruments

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 – Derivative Financial Instruments – Continued

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of March 31, 2014 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$2,771
					Non current liabilities	8,306
Total CRS						$11,077	$11,077
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$211	Non current liabilities	$149	$62
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$134			$134
			Non current assets	1,704			$1,704
Total foreign currency derivatives				$2,049		$149	$1,900
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$43	$43

Information relating to the effect of derivative instruments on our consolidated condensed income statements is as follows:

	Location	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Foreign currency derivatives	Revaluation of derivatives	$262	(974)
	Cost of Sales	53	—
	Selling, general and administrative	48	—
	Other Comprehensive Income	61	—
	Foreign currency gain (loss)	(453)	(291)
Total foreign currency derivatives		$(29)	$(1,265)
CRS	Revaluation of derivatives	$(509)	$1,320
Interest Rate Swap	Interest Expense	$—	$(1)
	Other Comprehensive Income	39	39

We did not incur any hedge ineffectiveness during the three months ended March 31, 2014 and 2013.

Note 7 – Fair Value Measurement

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

Note 7 – Fair Value Measurement – Continued

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Except for derivative instruments, pension liabilities and pension plan assets, the Company has no financial assets and liabilities that are carried at fair value at March 31, 2014 and 2013. The carrying amounts of financial instruments comprising cash and cash equivalents and accounts receivable approximate their fair values due to their short-term nature. The carrying value of the Company’s long-term debt approximates its fair value because interest charged on the loan balance is variable. See Note 6 regarding the fair value of derivative instruments and hedging activities.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of March 31, 2014 and 2013, the Company did not realize any changes to the fair value of these assets due to events that negatively impacted their recoverability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other places in this Report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. The forward-looking statements included in this Report are made as of the date hereof and are based on management’s current expectations and beliefs. Such statements are subject to a number of factors and uncertainties, which are set forth below and elsewhere in this Report that could cause actual results to differ materially from those described in the forward-looking statements. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements and related notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013.

General

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

We operate as a Tier II supplier to the auto industry. Inherent in this market are costs and commitments well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to automotive manufacturers requiring the design, coordination and testing of proposed new components and systems. Revenues from these expenditures may not be realized for two to three years as the manufacturers tend to group new components and enhancements into annual or every two to three year vehicle model introductions. These customers in turn sell our product, as a component of an entire seat or seating system, to automotive original equipment manufacturers (“OEMs”).

As part of the initiative to integrate the operations of historical Gentherm and W.E.T., changes were made to Gentherm’s structure of internal organization.  The financial information used by our chief operating decision maker to assess performance and allocate resources reflects the changes brought about through this initiative. See Note 4 to the consolidated condensed financial statements included herein for a further description of our reportable segments, including segment information about the reported product revenues and operating income of the Company for the three-month periods ended March 31, 2014 and 2013.

We internally manufacture a large portion of our products at our production facilities. Other products we sell are manufactured by third parties. Our primary manufacturing locations are in Mexico, China and the Ukraine, all countries that have historically experienced a heightened degree of political, civil and labor uncertainty. Recent demonstrations and related violence in the Ukraine in particular highlight this risk to our manufacturing process. Although our manufacturing facility in the Ukraine is located in the far eastern part of the country and approximately 700 miles by road from Kiev, and approximately the same distance from the activities along the border of Ukraine and Russia, we cannot be certain that similar demonstrations, unrest and international tensions will not affect our facility. Furthermore, most of our products manufactured in the Ukraine are shipped across the border from the Ukraine to Hungary for further delivery to our customers. If that border crossing were to be closed for any reason, we would essentially experience a loss of the use of our Ukraine facility, which would have a material adverse effect on our business. Approximately 24% of our revenues are derived from products manufactured at our Ukraine facility.

First Quarter 2014 Compared with First Quarter 2013

Product Revenues. Product revenues for the three months ended March 31, 2014 (“First Quarter 2014”) were $193,938,000 compared with product revenues of $148,090,000 for the three months ended March 31, 2013 (“First Quarter 2013”), an increase of $45,848,000, or 31%.  Higher revenue was primarily driven by continued strong shipments of climate controlled seat systems (“CCS”).  CCS revenue increased by approximately $26,000,000, or 46%, to approximately $81,900,000, during the First Quarter 2014.  This increase was partially the result of new program launches since First Quarter 2013 and by strong production volumes and sales of the vehicles equipped with CCS systems, particularly vehicles in the luxury segment of the automotive market.  Additionally, certain vehicles that have been redesigned since the First Quarter 2013 are experiencing very strong production and sales levels, including the General Motors full size SUV platform (“K2XX”) and the Jeep Grand Cherokee. The increase was also attributable to improvement in sales to our Japan based customers which had recovered from weaker sales during First Quarter 2013.  This weakness had begun to improve during the second half of 2013.  Our seat heater revenue also increased by approximately $16,000,000, or 25%, to approximately $80,900,000.  This reflected market penetration on certain vehicle programs and also the strong production volumes on General Motors’ K2XX platform.   We also have significant growth in our heated steering wheel heater product which showed an increase of approximately $3,200,000, or 58%, to approximately $8,800,000.   Our European based sales were significantly higher than the prior year as local economies and car sales in that region continue to improve.  Foreign currency translation of our Euro denominated product revenue for First Quarter 2014, which was approximately €39,065,000 versus €34,900,000 during First Quarter 2013, increased our product revenues by approximately $2,277,000 or 2%.  The average US Dollar/Euro exchange rate for First Quarter 2014 was 1.3790 versus 1.3207 for First Quarter 2013.

Cost of Sales. Cost of sales increased to $136,913,000 in First Quarter 2014 from $109,039,000 in First Quarter 2013. This increase of $27,874,000, or 26%, is due to increased sales volume partially offset by higher gross margin percentages.  A favorable change in product mix, greater coverage of fixed costs at the higher volume levels, favorable contribution from our new electronics manufacturing facility in China and foreign currency impact on production expenses in the Mexican Peso (“MXN”) and Ukraine Hryvna (“UAH”) increased historical gross profit percentage during First Quarter 2014 to approximately 29% compared with 26% during First Quarter 2013.  The favorable product mix is primarily attributable to the greater sales growth in CCS products on which we have historically had better margin performance.  We launched our new electronics manufacturing facility during the second quarter of 2013.  This new facility has since been in the process of increasing production volumes by producing existing component products that had formerly been produced by outside suppliers.  The First Quarter 2014 is the first reporting period where the savings from insourcing were larger than the additional overhead costs of the facility.  We expect to capture further margin improvements as this manufacturing facility continues to increase production volumes.  Our manufacturing plants are located in Ukraine, Mexico and China.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During the First Quarter 2014, MXN and UAH decreased in value to the USD by 5% and 14%, respectively.

Net Research and Development Expenses. Net research and development expenses were $13,045,000 during First Quarter 2014 compared to $11,841,000 in First Quarter 2013, an increase of $1,204,000, or 10%.  This increase is primarily driven by additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive heated and cool storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. During The First Quarter 2014, we incurred $1,075,000 in fees and expenses associated with the acquisition of Global Thermoelectric Inc. which was completed on April 1, 2014.  During the First Quarter 2013, we incurred $1,163,000 in fees, legal and other expenses associated with the acquisition of W.E.T. shares.  These fees included payments totaling $750,000 to the holders of our Series C Convertible Preferred Stock who waived certain equity offering participation rights allowing for the partial funding of W.E.T. shares with Gentherm common stock.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $18,089,000 in First Quarter 2014 from $16,256,000 in First Quarter 2013, an increase of $1,833,000, or 11%. This increase in expenses is due to higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases.  The additional employees are primarily related to establishing a new electronics production facility in Shenzhen, China, and increasing sales and marketing efforts aimed at supporting our current product development strategy.

Income Tax Expense. During First Quarter 2014, we recorded an income tax expense of $6,302,000 representing an effective tax rate of 27% on earnings before income tax of $22,881,000. Our effective tax rate was estimated based upon a forecast of our full year results.  During the First Quarter 2013, we recorded an income tax expense of $795,000 representing an effective tax rate of 7% on earnings before income tax of $10,704,000. This amount included a one-time benefit resulting from the American Taxpayer Relief Act of 2012 (“the Act”) which was signed into law on January 2, 2013.  The Act restored the research and development credit and certain exemption under the foreign income tax rules, retroactively to the beginning of 2012.  As a result, we recognized approximately $1,300,000 in benefits associated with our 2012 tax year during First Quarter 2013.  Had the Act been adopted during 2012, the benefit would have been recorded during that year and First Quarter 2013 effective tax rate would have been 20%.  The effective tax rates for First Quarter 2014 and First Quarter 2013 were lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Liquidity and Capital Resources

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings. Based on its current operating plan, management believes cash and cash equivalents at March 31, 2014, together with cash flows from operating activities, are sufficient to meet operating and capital expenditure needs, and to service debt, for the foreseeable future. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and materially and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could materially and adversely affect our future operations and business strategy.

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	March 31, 2014	December 31, 2013
	(In thousands)
Cash and cash equivalents	$57,651	$54,885

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents increased by $2,766,000 in First Quarter 2014. Cash used in operating activities during First Quarter 2014 was $3,156,000 and was attributable to net income of $16,579,000, plus non-cash adjustments.  Non-cash adjustments included depreciation and amortization of $7,473,000, stock compensation of $870,000, and other items. Offsetting these positive operating activities was the net increase in net operating assets and liabilities of $22,780,000, including working capital items and gains on the revaluation of derivatives of $557,000.

As of March 31, 2014, working capital was $144,757,000 as compared to $116,786,000 at December 31, 2013, an increase of $27,971,000, or 24%.  This increase was primarily related to increases in accounts receivable and prepaid expenses and other assets of $21,153,000 and $5,786,000, respectively, partially offset by decreases in inventory, deferred income tax assets and the current portion of long-term debt of $457,000, $1,804,000 and $873,000, respectively, and increases in accounts payable and accrued liabilities of $2,798,000 and $904,000, respectively.  Accounts receivable increased primarily as a result of increases in product revenues and timing differences between when sales in 2014 were realized compared with sales realized during 2013.  Gentherm had proportionally more sales in the March 2014 compared with December 2013. Working Capital was also affected by changes in currency exchange rates.

Cash used in investing activities was $7,353,000 during First Quarter 2014, reflecting the purchase of the remaining equity in a joint venture totaling $628,000 and purchases of property, plant and equipment totaling $6,769,000.  Purchases of property and equipment for the period are primarily related to expansion of production capacity, as well as replacement of existing equipment.

Cash provided by financing activities was $10,297,000 during First Quarter 2014, reflecting borrowings against our US Revolving Note and proceeds from the exercise of common stock options of $1,634,000.  These amounts were partially offset by repayments on our outstanding term notes totaling $6,965,000.

Gentherm, Inc. and our subsidiaries have outstanding credit agreements with a syndicate of banks led by Bank of America.  See Note 5 to the consolidated condensed financial statements included herein for a further description of our credit agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations and foreign currency contracts. We have in the past, and may in the future, place our investments in bank certificates of deposits, debt instruments of the U.S. government, and in high-quality corporate issuers.

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

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000,000 or $13,790,000 as of March 31, 2014, in order to offset the interest rate risk associated with a debt financing which was repaid prior our acquisition of W.E.T. Under this agreement W.E.T. received interest equal to the then six-month Euro Interbank Offered Rate (“EURIBOR”), 0.42% at March 31, 2014, plus 1.40% and pays interest equal to the six-month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.22 at March 31, 2014, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six-month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100.

In 2011, W.E.T. brought a lawsuit against UniCredit Bank AG (“UniCredit”), a past financial advisor, stemming from the recommendation to invest in the aforementioned CRS. On March 25, 2013, the Munich District Court in Munich, Germany ruled in favor of W.E.T., asserting that UniCredit violated its duty to properly advise W.E.T. with respect to the initial negative market value of the CRS and UniCredit’s inherent conflict of interest in recommending that W.E.T. invest in CRS. The Munich District Court ruled that UniCredit must (1) pay €144,000 to W.E.T. and (2) bear the costs of all future obligations under the CRS, which were €8,584,000 or $11,838,000 as of March 31, 2014, plus additional accrued liabilities for past due payments under the CRS of approximately €5,380,000, or $7,419,000 as of March 31, 2014. UniCredit has appealed the decision and an oral hearing has been scheduled for July 9, 2014.  With the appeal pending, the Company cannot be certain that any portion of the award by the Munich District Court will be realized by W.E.T. See the derivatives table below for information about our future obligations under the CRS as of March 31, 2014 and 2013, respectively. The Company has entered into offsetting derivative contracts designed to limit the market risk of payments due under the CRS through the end of the CRS agreement, in 2018.

In July 2011, the Company entered into two interest rate swap contracts with two separate financial institutions and an interest rate cap agreement in order to hedge the exposure to variable market interest rates on the Company’s Bank of America credit facilities. The interest rate swap contracts qualified for and are designated as cash flow hedges. Swap gains and losses are reported in accumulated other comprehensive income and will be reclassified to earnings once the Company’s Bank of America credit facilities are repaid. Cap gains and losses are reported in foreign currency gains and losses on the consolidated condensed statements of income.  Information on the interest rate swap contracts is as follows:

Contract Type	Contract Term	(in thousands) Notional Value	Hedged Instruments	Fixed Rate	Variable Rate	Rate Cap
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Swap	June 30, 2014	$8,000	US Term Note	1.27%	3 month LIBOR	—
Cap	March 31, 2016	€14,250	W.E.T. Term Note	—	3 month EURIBOR	2.75

Information related to the fair values of derivative instruments in our consolidated balance sheet as of March 31, 2014 is set forth in Note 6 to the consolidated condensed financial statements included herein.

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

March 31, 2014

Expected Maturity Date
2014		2015	2016	2017	2018	2019	2020	Total	Fair Value
(In Thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$1,724	$287	$—	$—	$—	$—	$—	$2,011	$2,011
Average Interest Rate	4.20%	4.20%						4.20%
Fixed Rate (€EUR)	$—	$1,103	$1,103	$1,103	$1,103	$1,104	$—	$5,516	$5,516
Average Interest Rate		4.25%	4.25%	4.25%	4.25%	4.25%		4.25%
Variable Rate ($USD)	$11,538	$16,956	$47,937	$—	$—	$—	$—	$76,431	$76,431
Average Interest Rate	2.63%	2.63%	2.63%					2.63%
Variable Rate (€EUR)	$3,096	$877	$2,397	$—	$—	$—	$—	$6,370	$6,370
Average Interest Rate	2.34%	2.34%	2.34%					2.34%
Derivative Financial Instruments:
Interest Rate Swap ($USD)	$21	$—	$—	$—	$—	$—	$—	$21	$21
Average Interest Rate	0.40%							0.40%
Interest Rate Swap ($USD)	$21	$—	$—	$—	$—	$—	$—	$21	$21
Average Interest Rate	0.23%							0.23%

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

March 31, 2014

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(In Thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive HUF/Pay EUR€)
Total Contract Amount (€)	€4,759						€4,759	€(108)
Average Contract Rate	302.61	—	—	—	—	—	302.61
(Receive CHF/Pay EUR€)
Total Contract Amount (€)	€6,218	€12,336	€12,437	€12,302	€6,151		€49,444	€1,332
Average Contract Rate	1.20	1.20	1.20	1.20	1.20	—	1.20
$US functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount ($)	$12,075						$12,075	$211
Average Contract Rate	13.416	—	—	—	—	—	13.416

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the first quarter of the fiscal year ended December 31, 2014.  See Part I, Item 3 “Quantitative And Qualitative Disclosures About Market Risk” for information regarding the dispute with UniCredit Bank AG and our currency related interest rate swaps.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. You should carefully consider the risks and uncertainties described therein.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.1

Seventh Amendment, dated as of March 21, 2014, to the Credit Agreement, dated as of March 30, 2011, by and among the Company, Gentherm Europe GmbH, the financial institutions which are now or which hereafter become a party thereto and Bank of America, N.A., as Swing Line Lender and L/C Issuer, and as administrative agent for the lenders

X
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1	Section 906 Certification – CEO	X
32.2	Section 906 Certification – CFO	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)
Date: May 9, 2014

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 9, 2014