Form 10-Q
period 2014-06-30
GENTHERM Inc
filed 2014-08-05
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At August 5, 2014, the registrant had 35,466,806 shares of Common Stock, no par value, issued and outstanding.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$43,154	$54,885
Accounts receivable, less allowance of $1,601 and $1,807, respectively	145,957	118,283
Inventory:
Raw materials	43,409	33,783
Work in process	2,943	2,864
Finished goods	21,671	27,570
Inventory, net	68,023	64,217
Derivative financial instruments	325	67
Deferred income tax assets	10,700	10,616
Prepaid expenses and other assets	29,042	21,864
Total current assets	297,201	269,932
Property and equipment, net	84,158	79,234
Goodwill	32,247	25,809
Other intangible assets	87,239	83,431
Deferred financing costs	945	1,072
Deferred income tax assets	20,104	7,103
Derivative financial instruments	1,343	1,969
Other non-current assets	11,599	13,373
Total assets	$534,836	$481,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$64,907	$61,662
Accrued liabilities	68,394	66,783
Current maturities of long-term debt	19,519	21,439
Derivative financial instruments	2,776	2,552
Deferred income tax liabilities	705	710
Total current liabilities	156,301	153,146
Pension benefit obligation	7,189	6,868
Other liabilities	4,533	1,601
Long-term debt, less current maturities	65,727	60,881
Derivative financial instruments	8,288	9,358
Deferred income tax liabilities	20,218	17,975
Total liabilities	262,256	249,829
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 35,451,435 and 34,929,334 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	238,091	232,067
Paid-in capital	(5,820)	(9,582)
Accumulated other comprehensive loss	(7,505)	(5,203)
Accumulated earnings	47,814	14,812
Total shareholders’ equity	272,580	232,094
Total liabilities and shareholders’ equity	$534,836	$481,923

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product revenues	$206,182	$160,520	$400,120	$308,610
Cost of sales	145,425	120,368	282,338	229,407
Gross margin	60,757	40,152	117,782	79,203
Operating expenses:
Net research and development expenses	14,550	12,403	27,595	24,244
Acquisition transaction expenses	—	422	1,075	1,585
Selling, general and administrative	21,972	18,908	40,061	35,164
Total operating expenses	36,522	31,733	68,731	60,993
Operating income	24,235	8,419	49,051	18,210
Interest expense	(970)	(873)	(1,901)	(1,854)
Revaluation of derivatives	(340)	638	(587)	984
Foreign currency (loss) gain	(320)	(889)	(1,843)	98
Gain realized from step acquisition of subsidiary	—	—	785	—
Income from equity investment	—	17	—	242
Other income (expense)	320	164	301	500
Earnings before income tax	22,925	7,476	45,806	18,180
Income tax expense	6,502	1,948	12,804	2,743
Net income	16,423	5,528	33,002	15,437
Income attributable to non-controlling interest	—	(19)	—	(1,277)
Net income attributable to Gentherm Incorporated	16,423	5,509	33,002	14,160
Convertible preferred stock dividends	—	(540)	—	(1,463)
Net income attributable to common shareholders	$16,423	$4,969	$33,002	$12,697
Basic earnings per share	$0.46	$0.15	$0.94	$0.38
Diluted earnings per share	$0.46	$0.15	$0.92	$0.37
Weighted average number of shares – basic	35,361	32,658	35,213	33,698
Weighted average number of shares – diluted	36,094	33,167	35,841	34,143

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$16,423	$5,528	$33,002	$15,437
Other comprehensive income (loss), gross of tax:
Foreign currency translation adjustments	(730)	286	(3,355)	(6,794)
Unrealized gain on derivative securities	99	36	199	75
Other comprehensive income (loss), gross of tax	$(631)	$322	$(3,156)	$(6,719)
Other comprehensive income (loss), related tax effect:
Foreign currency translation adjustments	280	82	854	(109)
Other comprehensive income (loss), related tax effect	$280	$82	$854	$(109)
Other comprehensive income (loss), net of tax	$(351)	$404	$(2,302)	$(6,828)
Comprehensive income	16,072	5,932	30,700	8,609
Less: comprehensive income attributable to the non-controlling interest	—	19	—	1,277
Comprehensive income attributable to Gentherm Incorporated	$16,072	$5,913	$30,700	$7,332

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net income	$33,002	$15,437
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,931	15,730
Deferred tax provision	(6,309)	(1,414)
Stock compensation	2,225	998
Defined benefit plan (income) expense	28	(105)
Provision of doubtful accounts	(330)	(8)
Gain on revaluation of financial derivatives	(217)	(1,878)
Gain on equity investment	—	(197)
(Gain) loss on sale of property, plant and equipment	28	(16)
Gain realized from step acquisition of subsidiary	(785)	—
Changes in operating assets and liabilities:
Accounts receivable	(17,456)	(12,028)
Inventory	5,024	(2,835)
Prepaid expenses and other assets	(6,959)	(4,091)
Accounts payable	(1,312)	14,470
Accrued liabilities	1,496	2,372
Net cash provided by operating activities	24,366	26,435
Investing Activities:
Purchase of non-controlling interest	—	(46,827)
Acquisition and investment in subsidiary, net of cash acquired	(31,739)	—
Proceeds from the sale of property, plant and equipment	44	9
Purchase of property and equipment	(15,489)	(18,032)
Net cash used in investing activities	(47,184)	(64,850)
Financing Activities:
Borrowing of debt	13,455	46,280
Repayments of debt	(12,470)	(10,286)
Excess tax benefit from equity awards	4,155	204
Cash paid to Series C Preferred Stock Holders	—	(8,945)
Proceeds from the exercise of common stock options	3,406	2,411
Net cash provided by financing activities	8,546	29,664
Foreign currency effect	2,541	—
Net decrease in cash and cash equivalents	(11,731)	(8,751)
Cash and cash equivalents at beginning of period	54,885	58,152
Cash and cash equivalents at end of period	$43,154	$49,401
Supplemental disclosure of cash flow information:
Cash paid for taxes	$9,889	$3,360
Cash paid for interest	$1,308	$1,368
Supplemental disclosure of non-cash transactions:
Common stock issued to Board of Directors and employees	$1,330	$374
Issuance of common stock to non-controlling interest	$—	$42,517
Issuance of common stock for Series C Preferred Stock conversion	$—	$8,276

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2013	34,929	$232,067	$(9,582)	$14,812	$(5,203)	$232,094
Exercise of Common Stock options for cash	440	4,694	(1,288)	—	—	3,406
Tax benefit from exercises of Common Stock options	—	—	4,155	—	—	4,155
Stock option compensation	—	—	895	—	—	895
Common Stock issued to Board of Directors and employees	82	1,330	—	—	—	1,330
Interest rate hedge, net	—	—	—	—	39	39
Foreign currency hedge, net	—	—	—	—	160	160
Currency translation, net	—	—	—	—	(2,501)	(2,501)
Net income	—	—	—	33,002	—	33,002
Balance at June 30, 2014	35,451	$238,091	$(5,820)	$47,814	$(7,505)	$272,580

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 – The Company and Subsequent Events

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

Global Thermoelectric

On April 1, 2014, we acquired all of the stock of privately-held Global Thermoelectric Inc. (“GTE”), in an all-cash transaction.  GTE is the global market leader and developer of thermoelectric generators.  GTE’s world headquarters and manufacturing operations are located in Alberta, Canada. See Note 3, “Global Thermoelectric Acquisition” for additional information regarding GTE.

Subsequent Events

We have evaluated subsequent events through the date that our consolidated financial statements are issued. No events have taken place that meet the definition of a subsequent event requiring adjustments to or disclosures in this filing.

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The update’s core principal is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects  to be entitled in exchange for those goods or services.  Companies are to use a five-step contract review model to ensure revenue gets recognized, measured and disclosed in accordance with this principal.

ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2016.  The amendments in this update should be applied retrospectively either to each prior reporting period presented or to disclose the cumulative effect recognized at the date of initial application.  Gentherm is developing a plan to complete the five-step contract review process for all existing contracts with customers.  We are still in the process of determining the impact the implementation of ASU 2014-09 will have on the Company’s financial statements.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

Share-Based Payments

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  This update provides guidance on the treatment of awards containing performance targets that affect vesting and that could be achieved after an employee’s requisite service period.  The update states that these types of performance targets should be treated as a performance condition and, therefore, not reflected in estimating the fair value of the award at the grant date.  Compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service period has been rendered.  Should the probability of achievement occur before the end of the requisite service period, the remaining unrecognized compensation cost shall be recognized prospectively over the remaining requisite service period.  The total compensation cost reflects the number of awards expected to vest and shall be adjusted to reflect when those awards ultimately vest.

ASU 2014-12 is effective for fiscal years and interim periods beginning after December 15, 2015.   Gentherm has not assigned specific performance targets to share-based awards that are currently outstanding and, therefore, it is unlikely this update will materially impact the Company’s financial statements.

Note 3 – Global Thermoelectric Acquisition

GTE develops, manufactures and sells thermoelectric and non-thermoelectric systems and related products.  The principal application for these technologies include natural gas well and pipeline protection systems and remote power generation for instrumentation, automation and telecommunication systems.

Results of operations for GTE are included in the Company’s consolidated condensed financial statements beginning April 1, 2014.  GTE contributed $8,174 in product revenues and an operating loss of $42 for the three and six month periods ended June 30, 2014.

Purchase Price Allocation

The purchase price of approximately $34,163, net of cash acquired of $3,061, has been allocated to the values of assets acquired and liabilities assumed as of April 1, 2014.  The allocation of the purchase price is preliminary.  The Company is in the process of obtaining additional information required to finalize the valuation.  An appraisal will be completed to assist management in determining the fair value of acquired assets and assumed liabilities, including identifiable intangible assets.  The final purchase price allocation may be materially different than the preliminary allocation recorded.  The purchase price allocation is expected to be finalized by December 31, 2014.  The preliminary allocation as of April 1, 2014 was as follows:

Accounts receivable	$10,200
Inventory	6,487
Deferred income tax assets, net	3,499
Order backlog	815
Prepaid expenses and other assets	258
Property and equipment	716
Customer relationships	5,524
Technology	2,807
Trade name	725
Goodwill	6,601
Assumed liabilities	(6,530)

Net assets acquired	31,102
Cash acquired	3,061

Purchase price	$34,163

The gross contractual amount due of accounts receivable is $10,306 of which $106 is expected to be uncollectible.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 – Global Thermoelectric Acquisition – Continued

Supplemental Pro Forma Information

The unaudited pro forma combined historical results for the amounts of GTE’s revenue and earnings that would have been included in the Company’s consolidated condensed statements of income had the acquisition date been January 1, 2014 or January 1, 2013 are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2014	2013
Product revenues	$170,846	$413,131	$325,084
Net income	4,533	34,880	11,824

The pro forma information includes adjustments for the effect of the amortization of intangible assets recognized in the acquisition.  This pro forma information is not necessarily indicative of future operating results.

Goodwill

We recorded goodwill of approximately $6,601 arising from the acquisition. It is estimated that none of the goodwill recognized will be deductible for income tax purposes.

Intangible Assets

In conjunction with the acquisition, intangible assets of $9,871 were recorded. The Company’s estimate of the fair value of these assets at the time of the acquisition is preliminary and will be determined with the assistance of an independent third-party valuation firm. As part of the estimated valuation, an estimated useful life for the assets was determined.

Intangible assets, net consisted of the following (balances are higher as of June 30, 2014 than as of April 1, 2014, the acquisition date, due to fluctuations in foreign currency exchange rates totaling $362):

	June 30, 2014
	Gross Value	Accumulated Amortization	Net Value	Useful Life
Customer relationships	$5,727	$(119)	$5,608	12 yrs
Order backlog	845	(422)	423	0.5 yrs
Technology	2,910	(73)	2,837	10 yrs
Trade name	751	(54)	697	3.5 yrs

Total	$10,233	$(668)	$9,565

Amortization expense of $649 for the three and six months ended June 30, 2014 respectively, was recorded as follows:

Three and Six Months Ended June 30, 2014
Product revenues	$(116)
Selling, general and administrative expense	533

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 – Global Thermoelectric Acquisition – Continued

Amortization expense for the prospective five years is estimated to be as follows:

July 1, 2014 through December 31, 2014	$914
2015	983
2016	983
2017	929
2018	768

Property, Plant & Equipment

Property and equipment consist of the following:

Asset category	Useful life	Amount
Land	Indefinite	$15
Buildings	20 yrs	81
Leasehold improvements	5-7 yrs	28
Machinery and equipment	2-5 yrs	423
Computer hardware and software	3-5 yrs	169

		$716

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

The following summarizes the common shares included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average number of shares for calculation of basic EPS – Common Stock	35,360,957	32,658,311	35,213,135	33,698,083
Stock option under the 2006, 2011 and 2013 Equity Incentive Plans	732,643	508,917	628,093	445,175
Weighted average number of shares for calculation of diluted EPS	36,093,600	33,167,228	35,841,228	34,143,258

The accompanying table represents Common Stock issuable upon the exercise of certain stock options and Series C Convertible Preferred Stock that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive. There were no issued and outstanding Series C Convertible Preferred Stock during the three and six months ended June 30, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options outstanding under the 2006, 2011 and 2013 Equity Incentive Plans	—	58,000	—	58,000
Series C Convertible Preferred Stock	—	444,953	—	444,953
	—	502,953	—	502,953

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 – Segment Reporting

As part of the initiative to integrate the operations of historical Gentherm and W.E.T. Automotive Systems AG (“W.E.T.”) (now known as Gentherm GmbH), changes were made during the first quarter of 2014 to Gentherm’s structure of internal organization.  Gentherm no longer treats the operations of historical Gentherm and W.E.T. as separate segments.

As discussed in Note 3, Gentherm acquired GTE on April 1, 2014.  The acquisition enhances key elements of the Company’s business strategy by expanding the breadth of products derived from core thermal technologies as well as the markets in which they are applied.   The chief operating decision maker evaluates Company resources and analyzes the operational performance of GTE separate from the automotive segment.  The Company evaluated the significance of the GTE acquisition and determined it did not meet the thresholds to be presented in a separate and distinct segment.  Therefore, the combined results of GTE and the advanced research and product development division (formally known as the Advanced Technology segment) represent a reporting segment for the Company.  These changes to the internal organization structure are reflected in the financial information used by our chief operating decision maker to allocate Company resources and assess operating performance.

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
—

Industrial – the combined operating results of GTE and Gentherm’s advanced research and development division.  Advanced research and development includes efforts focused on improving the efficiency of thermoelectric devices and advanced heating wire technology as well as other applications. The segment includes governmental sponsored research projects, including those sponsored by the U.S. Department of Energy, the German Ministry of Economics and Technology and the European Union.

—	Reconciling Items – include corporate selling, general and administrative costs and acquisition transaction costs.

The following table presents segment information about the reported product revenues and operating income of the Company for the three and six month periods ended June 30, 2014 and 2013. Information presented for 2013 has been restated to conform with our new segment reporting structure.  With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level at this time. As of June 30, 2014, goodwill assigned to our automotive and industrial segments were $25,646 and $6,601, respectively. Goodwill as of December 31, 2013 pertained entirely to our automotive segment.

Three Months Ended June 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2014:
Product revenues	$198,008	$8,174	$—	$206,182
Depreciation and amortization	7,073	773	612	8,458
Operating income (loss)	38,237	(2,144)	(11,858)	24,235
2013:
Product revenues	$160,520	$—	$—	$160,520
Depreciation and amortization	7,322	92	382	7,796
Operating income (loss)	22,037	(2,374)	(11,244)	8,419

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 – Segment Reporting – Continued

Six Months Ended June 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2014:
Product revenues	$391,946	$8,174	$—	$400,120
Depreciation and amortization	13,728	950	1,253	15,931
Operating income (loss)	76,016	(3,857)	(23,108)	49,051
2013:
Product revenues	$308,610	$—	$—	$308,610
Depreciation and amortization	14,754	225	751	15,730
Operating income (loss)	43,686	(4,631)	(20,845)	18,210

Total product revenues information by geographic area is as follows:

	Three Months Ended June 30,
	2014		2013
United States	$88,850	43%	$71,569	45%
Germany	25,486	12%	20,492	13%
South Korea	24,039	12%	14,028	9%
China	17,349	8%	15,548	10%
Japan	11,856	6%	9,299	6%
Czech Republic	6,855	3%	4,118	2%
United Kingdom	6,199	3%	4,007	3%
Mexico	5,058	2%	4,023	2%
Canada	4,569	2%	3,582	2%
Other	15,921	8%	13,854	8%
Total Foreign	117,332	57%	88,951	55%
	$206,182	100%	$160,520	100%

	Six Months Ended June 30,
	2014		2013
United States	$173,917	43%	$134,627	44%
Germany	47,962	12%	40,365	13%
South Korea	45,954	11%	25,487	8%
China	33,293	8%	29,600	10%
Japan	22,321	6%	18,272	6%
Czech Republic	12,941	3%	7,756	2%
United Kingdom	12,799	3%	8,131	3%
Mexico	9,761	2%	7,450	2%
Canada	7,731	2%	7,085	2%
Other	33,441	10%	29,837	10%
Total Foreign	226,203	57%	173,983	56%
	$400,120	100%	$308,610	100%

Note 6 – Debt

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 – Debt – Continued

In March 2014, Gentherm borrowed $13,455 against the US Revolving Note to partially finance the purchase of GTE on April 1, 2014.  No amounts have been borrowed under W.E.T. Revolving Note as of June 30, 2014.   As of June 30, 2014, $16,545 and €20,000 were available under the US Revolving Note and the WET Revolving Note, respectively. See Note 3, “Global Thermoelectric Acquisition” for additional information regarding GTE.

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

The following table summarizes the Company’s debt at June 30, 2014 and at December 31, 2013.

	June 30, 2014		December 31, 2013
	Interest Rate	Principal Balance	Principal Balance
US Term Note	1.90%	$21,875	$24,500
US Revolving Note	3.47%	14,082	—
Europe Term Note	1.89%	35,493	38,899
W.E.T. Term Note	1.89%	6,750	10,920
DEG Loan	4.25%	5,477	5,561
Capital Leases	4.20%	1,569	2,440
Total debt		85,246	82,320
Current portion		(19,519)	(21,439)
Long-term debt, less current maturities		$65,727	$60,881

As of June 30, 2014, we were in compliance with all terms as outlined in the credit agreement for each of the US Bank of America credit facility, the W.E.T. Bank of America credit facility, the DEG Loan and the capital lease agreement.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. We record the ineffective portion of hedging instruments, if any, to other income (expense) in the consolidated condensed statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 7 – Derivative Financial Instruments – Continued

The Company uses a market approach to value derivative instruments, analyzing observable benchmark rates at commonly quoted intervals for the instrument’s full term.   For information about notional values and expected maturities of derivative instruments, see Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” included in this Report.

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of June 30, 2014 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$2,630
					Non-current liabilities	8,288
Total CRS						$10,918	$(10,918)
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$264	Current liabilities	$103	$161
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$61			$61
			Non-current assets	1,343			$1,343
Total foreign currency derivatives				$1,668		$103	$1,565
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$43	$(43)

Information relating to the effect of derivative instruments on our consolidated condensed income statements is as follows:

	Location	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Foreign currency derivatives	Revaluation of derivatives	$(421)	(159)	(301)	(1,275)
	Cost of Sales	83	30	—	—
	Selling, general and administrative	(20)	(68)	—	—
	Other Comprehensive Income	99	160	—	—
	Foreign currency gain (loss)	5	(448)	(127)	(418)
Total foreign currency derivatives		$(254)	(485)	$(428)	(1,693)
CRS	Revaluation of derivatives	$81	(428)	$940	2,260
Interest Rate Swap	Interest Expense	$(1)	(1)	$2	2
	Other Comprehensive Income	—	39	36	75

We did not incur any hedge ineffectiveness during the six months ended June 30, 2014 and 2013.

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

Except for derivative instruments, pension liabilities and pension plan assets, the Company has no financial assets and liabilities that are carried at fair value at June 30, 2014 and 2013. The carrying amounts of financial instruments comprising cash and cash equivalents and accounts receivable approximate their fair values due to their short-term nature. The carrying value of the Company’s long-term debt approximates its fair value because interest charged on the loan balance is variable. See Note 7, “Derivative Financial Instruments” for information regarding the fair value of derivative instruments and hedging activities.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of June 30, 2014 and 2013, the Company did not realize any changes to the fair value of these assets due to events that negatively impacted their recoverability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other places in this Report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. The forward-looking statements included in this Report are made as of the date hereof and are based on management’s current expectations and beliefs. Such statements are subject to a number of factors and uncertainties, which are set forth below and elsewhere in this Report and are also detailed from time to time in reports filed with the SEC and in particular, those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2013, that could cause actual results to differ materially from those described in the forward-looking statements. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

On April 1, 2014, we acquired all of the stock of privately-held Global Thermoelectric Inc. Global Thermoelectric is a global market leader and developer of thermoelectric generators.  The principal application for Global Thermoelectric’s products include natural gas well and pipeline protection systems and remote power generation for instrumentation, automation and telecommunication systems.

As part of the initiative to integrate the operations of historical Gentherm and W.E.T., changes were made to Gentherm’s structure of internal organization.  The financial information used by our chief operating decision maker to assess performance and allocate resources reflects the changes brought about through this initiative.  See Note 5 to the consolidated condensed financial statements included herein for a further description of our reportable segments, including segment information about the reported product revenues and operating income of the Company for the three-month and six-month periods ended June 30, 2014 and 2013.

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

Second Quarter 2014 Compared with Second Quarter 2013

Product Revenues. Product revenues for the three months ended June 30, 2014 (“Second Quarter 2014”) were $206,182,000 compared with product revenues of $160,520,000 for the three months ended June 30, 2013 (“Second Quarter 2013”), an increase of $45,662,000, or 28%.  Higher revenue was primarily driven by continued strong shipments of climate controlled seat systems (“CCS”) and due to the revenue from Global Thermoelectric Inc., which was acquired on April 1, 2014, totaling $8,174,000.  CCS revenue increased by $23,200,000, or 37%, to approximately $85,200,000, during the Second Quarter 2014.  This increase was partially the result of new program launches since Second Quarter 2013 and by strong production volumes and sales of the vehicles equipped with CCS systems, particularly vehicles in the luxury segment of the automotive market.  Additionally, certain vehicles that have been redesigned since the Second Quarter 2013 are experiencing very strong production and sales levels, including the General Motors full size SUV platform (“K2XX”) and the Jeep Grand Cherokee.  Our seat heater revenue also increased by approximately $11,100,000, or 16%, to approximately $81,700,000.  This reflected market penetration on certain vehicle programs and also the strong production volumes on General Motors’ K2XX platform.   We also have significant growth in our heated steering wheel heater product which showed an increase of $2,600,000, or 40%, to approximately $8,900,000.   Our European based sales were significantly higher than the prior year as local economies and car sales in that region continue to improve.  Foreign currency translation of our Euro denominated product revenue for Second Quarter 2014, which was €39,248,000 versus €35,454,000 during Second Quarter 2013, increased our product revenues by approximately $2,600,000 or 1.3%.  The average US Dollar/Euro exchange rate for Second Quarter 2014 was 1.3715 versus 1.3056 for Second Quarter 2013.

Cost of Sales. Cost of sales increased to $145,425,000 in Second Quarter 2014 from $120,368,000 in Second Quarter 2013. This increase of $25,057,000, or 21%, is due to increased sales volume, including that of Global Thermoelectric Inc., partially offset by higher gross margin percentages.  A favorable change in product mix, greater coverage of fixed costs at the higher volume levels, favorable contribution from our new electronics manufacturing facility in China and foreign currency impact on production expenses in the Mexican Peso (“MXN”) and Ukraine Hryvna (“UAH”) increased historical gross profit percentage during Second Quarter 2014 to 29.5% compared with 25.0% during Second Quarter 2013.  The favorable product mix is primarily attributable to the greater sales growth in CCS products on which we have historically had better margin performance.  The new electronics manufacturing facility launched during the second quarter of 2013.  This new facility has since been in the process of increasing production volumes by producing existing component products that had formerly been produced by outside suppliers.  The Second Quarter 2014 is the second reporting period where the savings from insourcing were larger than the additional overhead costs of the facility.  We expect to capture further margin improvements as this manufacturing facility continues to increase production volumes.  Our manufacturing plants are located in Ukraine, Mexico and China.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During the Second Quarter 2014, MXN and UAH decreased in value to the USD by 4.2% and 45%, respectively.

Net Research and Development Expenses. Net research and development expenses were $14,550,000 during Second Quarter 2014 compared to $12,403,000 in Second Quarter 2013, an increase of $2,147,000, or 17%.  This increase is primarily driven by additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive heated and cool storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.  Net research and development expenses also increased by $270,000 due to the acquisition of Global Thermoelectric Inc.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. During the Second Quarter 2013, we incurred $422,000 in fees, legal and other expenses associated with the acquisition of W.E.T. shares.  During the Second Quarter 2014, we did not incur any such expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $21,972,000 in Second Quarter 2014 from $18,908,000 in Second Quarter 2013, an increase of $3,064,000, or 16.2%. This increase in expenses is due to increased management incentive compensation costs, higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases.  The amount also includes the selling, general and administrative expenses of Global Thermoelectric Inc. totaling $2,149,000 since it was acquired on April 1, 2014.  The additional employees are primarily related to establishing a new electronics production facility in Shenzhen, China, and increasing sales and marketing efforts aimed at supporting our current product development strategy.

Income Tax Expense. During Second Quarter 2014, we recorded an income tax expense of $6,502,000 representing an effective tax rate of 28% on earnings before income tax of $22,925,000. This amount included unfavorable adjustments relating to previously unrecognized tax expenses offset partially by a shift in the mix of income by legal jurisdiction favoring lower statutory tax rate locations.  Our estimated tax rate without these adjustments is 25.8% based upon a forecast of our full year results.  During the Second Quarter 2013, we recorded an income tax expense of $1,948,000 representing an effective tax rate of 26% on earnings before income tax of $7,476,000.  The effective tax rates for Second Quarter 2014 and Second Quarter 2013 were lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

First Half 2014 Compared with First Half 2013

Product Revenues. Product revenues for the six months ended June 30, 2014 (“First Half 2014”) were $400,120,000 compared with product revenues of $308,610,000 for the six months ended June 30, 2013 (“First Half 2013”), an increase of $91,510,000, or 30%.  Higher revenue was primarily driven by continued strong shipments of CCS and due to the revenue from Global Thermoelectric Inc., which was acquired on April 1, 2014, totaling $8,174,000.  CCS revenue increased by $49,200,000, or 42%, to approximately $167,200,000, during the First Half 2014.  This increase was partially the result of new program launches since First Half 2013 and by strong production volumes and sales of the vehicles equipped with CCS systems, particularly vehicles in the luxury segment of the automotive market.  Additionally, certain vehicles that have been redesigned since the First Half 2013 are experiencing very strong production and sales levels, including the General Motors K2XX platform and the Jeep Grand Cherokee.  The increase was also attributable to improvement in sales to our Japan based customers which had recovered from weaker sales during First Half 2013.  Our seat heater revenue also increased by approximately $26,600,000, or 19%, to approximately $162,100,000.  This reflected market penetration on certain vehicle programs and also the strong production volumes on General Motors’ K2XX platform.   We also have significant growth in our heated steering wheel heater product which showed an increase of $5,800,000, or 48%, to approximately $17,700,000.   Our European based sales were significantly higher than the prior year as local economies and car sales in that region continue to improve.  Foreign currency translation of our Euro denominated product revenue for First Half 2014, which was €78,314,000 versus €70,420,000 during First Half 2013, increased our product revenues by approximately $4,500,000 or 1.1%.  The average US Dollar/Euro exchange rate for First Half 2014 was 1.3709 versus 1.3133 for First Half 2013.

Cost of Sales. Cost of sales increased to $282,338,000 in First Half 2014 from $229,407,000 in First Half 2013. This increase of $52,931,000, or 23%, is due to increased sales volume, including that of Global Thermoelectric Inc., partially offset by higher gross margin percentages.  A favorable change in product mix, greater coverage of fixed costs at the higher volume levels, favorable contribution from our new electronics manufacturing facility in China and foreign currency impact on production expenses in the Mexican Peso (“MXN”) and Ukraine Hryvna (“UAH”) increased historical gross profit percentage during First Half 2014 to 29.4% compared with 25.7% during First Half 2013.  The favorable product mix is primarily attributable to the greater sales growth in CCS products on which we have historically had better margin performance.  We launched our new electronics manufacturing facility during the second quarter of 2013.  This new facility has since been in the process of increasing production volumes by producing existing component products that had formerly been produced by outside suppliers.  The Second Quarter 2014 is the second reporting period where the savings from insourcing were larger than the additional overhead costs of the facility.  We expect to capture further margin improvements as this manufacturing facility continues to increase production volumes.  Our manufacturing plants are located in Ukraine, Mexico and China.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During the First Half 2014, MXN and UAH decreased in value to the USD by 4.4% and 29%, respectively.

Net Research and Development Expenses. Net research and development expenses were $27,595,000 during First Half 2014 compared to $24,244,000 in First Half 2013, an increase of $3,351,000, or 14%.  This increase is primarily driven by additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive heated and cool storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.  Net research and development expenses also increased by $270,000 due to the acquisition of Global Thermoelectric Inc.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. During First Half 2014, we incurred $1,075,000 in fees and expenses associated with the acquisition of Global Thermoelectric Inc. which was completed on April 1, 2014.  During the First Half 2013, we incurred $1,585,000 in fees, legal and other expenses associated with the acquisition of W.E.T. shares.  These fees included payments totaling $750,000 to the holders of our Series C Convertible Preferred Stock who waived certain equity offering participation rights allowing for the partial funding of the acquisition of W.E.T. shares with Gentherm common stock.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $40,061,000 in First Half 2014 from $35,164,000 in First Half 2013, an increase of $4,897,000, or 14%. This increase in expenses is due to increased management incentive compensation costs, higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases.  The amount also includes the selling, general and administrative expenses of Global Thermoelectric Inc. totaling $2,149,000 since it was acquired on April 1, 2014.  The additional employees are primarily related to establishing a new electronics production facility in Shenzhen, China, and increasing sales and marketing efforts aimed at supporting our current product development strategy.

Income Tax Expense. During First Half 2014, we recorded an income tax expense of $12,804,000 representing an effective tax rate of 28% on earnings before income tax of $45,806,000.  This amount included unfavorable adjustments relating to previously unrecognized tax expenses offset partially by a shift in the mix of income by legal jurisdiction favoring lower statutory tax rate locations.  Our estimated tax rate without these adjustments is 25.8% based upon a forecast of our full year results.  During the Second Half 2013, we recorded an income tax expense of $2,743,000 representing an effective tax rate of 15% on earnings before income tax of $18,180,000. This amount included a one-time benefit resulting from the American Taxpayer Relief Act of 2012 (“the Act”) which was signed into law on January 2, 2013.  The Act restored the research and development credit and certain exemption under the foreign income tax rules, retroactively to the beginning of 2012.  As a result, we recognized approximately $1,300,000 in benefits associated with our 2012 tax year during First Half 2013.  Had the Act been adopted during 2012, the benefit would have been recorded during that year and Second Quarter 2013 effective tax rate would have been 22%.  The effective tax rates for First Half 2014 and First Half 2013 were lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Liquidity and Capital Resources

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings. Based on its current operating plan, management believes cash and cash equivalents at June 30, 2014, together with cash flows from operating activities, are sufficient to meet operating and capital expenditure needs, and to service debt, for the foreseeable future. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and materially and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could materially and adversely affect our future operations and business strategy.

On June 3, 2014 we received a commitment for a proposed refinancing of the Bank of America credit facilities which would increase our revolving line of credit availability and extend the maturity to 2019.  We expect to complete this refinancing during the third quarter of 2014.

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	June 30, 2014	December 31, 2013
	(In thousands)
Cash and cash equivalents	$43,154	$54,885

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents decreased by $11,731,000 in First Half 2014. Cash provided by operating activities during First Half 2014 was $24,366,000 and was attributable to net income of $33,002,000, plus non-cash adjustments.  Non-cash adjustments included depreciation and amortization of $15,391,000, stock compensation of $2,225,000 and other items. Offsetting these positive operating activities was the net increase in net operating assets and liabilities of $19,207,000, including working capital items and gains on the revaluation of derivatives of $217,000.

As of June 30, 2014, working capital was $140,900,000 as compared to $116,786,000 at December 31, 2013, an increase of $24,114,000, or 20.6%.  This increase was primarily related to the acquisition of Global Thermoelectric Inc. of $14,679,000, increases in accounts receivable and prepaid expenses and other assets and a decrease in accounts payable of $17,456,000, 6,959,000 and $1,312,000, respectively. These increases to working capital were partially offset by decreases in inventory, deferred income tax assets and the current portion of long-term debt of $5,024,000, $6,309,000 and $1,920,000, respectively, and an increase accrued liabilities of $1,496,000.  Accounts receivable increased primarily as a result of increases in product revenues and timing differences between when sales in 2014 were realized compared with sales realized during 2013.  Gentherm had proportionally more sales in the June 2014 compared with December 2013. Working Capital was also affected by changes in currency exchange rates.

Cash used in investing activities was $47,184,000 during First Half 2014, reflecting the purchases of Global Thermoelectric and the remaining equity in a joint venture totaling $31,739,000 and purchases of property, plant and equipment totaling $15,489,000.  Purchases of property and equipment for the period are primarily related to expansion of production capacity, as well as replacement of existing equipment.  During the Second Quarter of 2014, we entered into an agreement to purchase an unoccupied industrial property in Vietnam for purposes of expanding our Asia manufacturing capacity with a new production facility.  We expect to begin construction of the new facility during the fourth quarter of 2014 and begin production during 2015.  The new facility is estimated to cost between $10,000,000 and $15,000,000.

Cash provided by financing activities was $8,546,000 during First Half 2014, reflecting borrowings against our US Revolving Note of $13,455,000 and proceeds from the exercise of common stock options of $3,406,000.  These amounts were partially offset by repayments on our outstanding term notes totaling $12,470,000.

Gentherm, Inc. and our subsidiaries have outstanding credit agreements with a syndicate of banks led by Bank of America.  See Note 6 “Debt” to the consolidated condensed financial statements included herein for a further description of our credit agreements.

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

In March 2008, W.E.T. entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000,000 or $13,692,000 as of June 30, 2014, in order to offset the interest rate risk associated with a debt financing which was repaid prior our acquisition of W.E.T. Under this agreement, W.E.T. received interest equal to the then six-month Euro Interbank Offered Rate (“EURIBOR”), 0.30% at June 30, 2014, plus 1.40% and pays interest equal to the six-month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.22 at June 30, 2014, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the six-month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100.

In 2011, W.E.T. brought a lawsuit against UniCredit Bank AG (“UniCredit”), a past financial advisor, stemming from the recommendation to invest in the aforementioned CRS. On March 25, 2013, the Munich District Court in Munich, Germany ruled in favor of W.E.T., asserting that UniCredit violated its duty to properly advise W.E.T. with respect to the initial negative market value of the CRS and UniCredit’s inherent conflict of interest in recommending that W.E.T. invest in CRS. The Munich District Court ruled that UniCredit must (1) pay €144,000 to W.E.T. and (2) bear the costs of all future obligations under the CRS, which were €7,974,000 or $10,918,000 as of June 30, 2014, plus additional accrued liabilities for past due payments under the CRS of approximately €6,015,000 or $8,236,000 as of June 30, 2014. UniCredit has appealed the decision and such appeal is pending.  As a result of the pending appeal, the Company cannot be certain that any portion of the award by the Munich District Court will be realized by W.E.T. See Note 7 “Derivative Financial Instruments” to the consolidated condensed financial statements included herein for information about our future obligations under the CRS as of June 30, 2014 and 2013, respectively. The Company has entered into offsetting derivative contracts designed to limit the market risk of payments due under the CRS through the end of the CRS agreement, in 2018.

Information related to the fair values of all derivative instruments in our consolidated balance sheet as of June 30, 2014 is set forth in Note 8 to the consolidated condensed financial statements included herein.

Interest Rate Sensitivity

The table below presents principal cash flows and related average interest rates by expected maturity for each of the Company’s debt obligations. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in U.S. dollars ($USD) or European Euros (€EUR), as indicated in parentheses.

June 30, 2014

	Expected Maturity Date
	2014	2015	2016	2017	2018	2019	2020	Total	Fair Value
	(In Thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$1,569	$—	$—	$—	$—	$—	$—	$1,569	$1,569
Average Interest Rate	4.20%							4.20%
Fixed Rate (€EUR)	$—	$1,095	$1,095	$1,095	$1,096	$1,096	$—	$5,477	$5,477
Average Interest Rate		4.25%	4.25%	4.25%	4.25%	4.25%		4.25%
Variable Rate ($USD)	$8,006	$16,956	$48,458	$—	$—	$—	$—	$73,420	$73,420
Average Interest Rate	2.20%	2.20%	2.20%					2.20%
Variable Rate (€EUR)	$1,531	$870	$2,379	$—	$—	$—	$—	$4,780	$4,780
Average Interest Rate	1.83%	1.83%	1.83%					1.83%

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

June 30, 2014

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(In Thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive HUF/Pay EUR€)
Total Contract Amount (€)	€3,165						€3,165	€(76)
Average Contract Rate	303.36	—	—	—	—	—	303.36
(Receive CHF/Pay EUR€)
Total Contract Amount (€)	€6,218	€12,336	€12,437	€12,302	€6,151		€49,444	€1,025
Average Contract Rate	1.20	1.20	1.20	1.20	1.20	—	1.20
$US functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount ($)	$8,004						$8,004	$264
Average Contract Rate	13.494	—	—	—	—	—	13.494

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the second quarter of the fiscal year ended December 31, 2014.  See Part I, Item 3 “Quantitative And Qualitative Disclosures About Market Risk” for information regarding the dispute with UniCredit Bank AG and our currency related interest rate swaps.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. You should carefully consider the risks and uncertainties described therein.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.1	May 7, 2014
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1	Section 906 Certification – CEO	X
32.2	Section 906 Certification – CFO	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)
Date: August 5, 2014

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 5, 2014