Form 10-Q
period 2014-09-30
GENTHERM Inc
filed 2014-11-10
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 7, 2014, the registrant had 35,701,556 shares of Common Stock, no par value, issued and outstanding.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$65,169	$54,885
Accounts receivable, less allowance of $2,369 and $1,807, respectively	147,061	118,283
Inventory:
Raw materials	46,168	33,783
Work in process	4,322	2,864
Finished goods	24,293	27,570
Inventory, net	74,783	64,217
Derivative financial instruments	145	67
Deferred income tax assets	10,149	10,616
Prepaid expenses and other assets	31,372	21,864
Total current assets	328,679	269,932
Property and equipment, net	88,760	79,234
Goodwill	30,264	25,809
Other intangible assets	77,277	83,431
Deferred financing costs	1,054	1,072
Deferred income tax assets	19,341	7,103
Derivative financial instruments	1,158	1,969
Other non-current assets	11,140	13,373
Total assets	$557,673	$481,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$73,638	$61,662
Accrued liabilities	69,288	66,783
Current maturities of long-term debt	4,816	21,439
Derivative financial instruments	2,944	2,552
Deferred income tax liabilities	669	710
Total current liabilities	151,355	153,146
Pension benefit obligation	6,926	6,868
Other liabilities	3,419	1,601
Long-term debt, less current maturities	89,976	60,881
Derivative financial instruments	6,531	9,358
Deferred income tax liabilities	19,348	17,975
Total liabilities	277,555	249,829
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 35,641,556 and 34,929,334 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	242,549	232,067
Paid-in capital	(6,329)	(9,582)
Accumulated other comprehensive loss	(21,204)	(5,203)
Accumulated earnings	65,102	14,812
Total shareholders’ equity	280,118	232,094
Total liabilities and shareholders’ equity	$557,673	$481,923

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product revenues	$206,012	$171,182	$606,132	$479,792
Cost of sales	144,427	125,265	426,765	354,672
Gross margin	61,585	45,917	179,367	125,120
Operating expenses:
Net research and development expenses	15,278	12,718	42,873	36,962
Acquisition transaction expenses	—	326	1,075	1,911
Selling, general and administrative	22,307	18,319	62,368	53,483
Total operating expenses	37,585	31,363	106,316	92,356
Operating income	24,000	14,554	73,051	32,764
Interest expense	(857)	(1,062)	(2,758)	(2,916)
Debt retirement expense	(730)	—	(730)	—
Revaluation of derivatives	294	217	(293)	1,201
Foreign currency gain(loss)	938	(1,612)	(905)	(1,514)
Gain realized from step acquisition of subsidiary	—	—	785	—
Income from equity investment	—	77	—	319
Other income	495	191	796	691
Earnings before income tax	24,140	12,365	69,946	30,545
Income tax expense	6,852	3,600	19,656	6,343
Net income	17,288	8,765	50,290	24,202
Income attributable to non-controlling interest	—	(63)	—	(1,340)
Net income attributable to Gentherm Incorporated	17,288	8,702	50,290	22,862
Convertible preferred stock dividends	—	(159)	—	(1,622)
Net income attributable to common shareholders	$17,288	$8,543	$50,290	$21,240
Basic earnings per share	$0.49	$0.25	$1.42	$0.64
Diluted earnings per share	$0.48	$0.24	$1.40	$0.63
Weighted average number of shares – basic	35,522	34,447	35,317	33,261
Weighted average number of shares – diluted	36,271	34,886	35,943	33,584

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$17,288	$8,765	$50,290	$24,202
Other comprehensive income (loss), gross of tax:
Foreign currency translation adjustments	(13,178)	8,642	(16,533)	1,848
Unrealized gain on derivative securities	(529)	30	(330)	105
Other comprehensive income (loss), gross of tax	$(13,707)	$8,672	$(16,863)	$1,953
Other comprehensive income (loss), related tax effect:
Foreign currency translation adjustments	8	(88)	862	(197)
Other comprehensive income (loss), related tax effect	$8	$(88)	$862	$(197)
Other comprehensive income (loss), net of tax	$(13,699)	$8,584	$(16,001)	$1,756
Comprehensive income	3,589	17,349	34,289	25,958
Less: comprehensive income (loss) attributable to the non-controlling interest	—	(104)	—	1,173
Comprehensive income attributable to Gentherm Incorporated	$3,589	$17,453	$34,289	$24,785

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net income	$50,290	$24,202
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,565	23,467
Deferred tax provision	(6,294)	(2,455)
Stock compensation	3,449	1,861
Defined benefit plan income	(33)	(159)
Provision of doubtful accounts	500	369
Gain on revaluation of financial derivatives	(1,264)	(2,859)
Gain on equity investment	—	(318)
Loss on sale of property and equipment	202	48
Unrealized foreign currency gain	(467)	—
Gain realized from step acquisition of subsidiary	(785)	—
Changes in operating assets and liabilities:
Accounts receivable	(25,190)	(19,606)
Inventory	(4,000)	(8,824)
Prepaid expenses and other assets	(8,240)	(2,458)
Accounts payable	8,039	11,250
Accrued liabilities	4,679	4,099
Net cash provided by operating activities	45,451	28,617
Investing Activities:
Purchase of non-controlling interest	—	(46,835)
Acquisition and investment in subsidiary, net of cash acquired	(31,739)	—
Proceeds from the sale of property and equipment	96	7
Purchase of property and equipment	(26,990)	(30,016)
Cash invested in corporate owned life insurance	—	(266)
Net cash used in investing activities	(58,633)	(77,110)
Financing Activities:
Borrowing of debt	91,592	48,923
Repayments of debt	(76,904)	(18,966)
Distribution paid to non-controlling interests	—	(3)
Excess tax benefit from equity awards	4,004	1,317
Cash paid to Series C Preferred Stock Holders	—	(9,142)
Proceeds from the exercise of common stock options	6,282	2,901
Net cash provided by financing activities	24,974	25,030
Foreign currency effect	(1,508)	1,314
Net increase (decrease) in cash and cash equivalents	10,284	(22,149)
Cash and cash equivalents at beginning of period	54,885	58,152
Cash and cash equivalents at end of period	$65,169	$36,003
Supplemental disclosure of cash flow information:
Cash paid for taxes	$13,181	$7,174
Cash paid for interest	$1,990	$2,249
Supplemental disclosure of non-cash transactions:
Common stock issued to Board of Directors and employees	$2,026	$1,028
Issuance of common stock to non-controlling interest	$—	$42,517
Issuance of common stock for Series C Preferred Stock conversion	$—	$15,108

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2013	34,929	$232,067	$(9,582)	$14,812	$(5,203)	$232,094
Exercise of Common Stock options for cash	650	8,456	(2,174)	—	—	6,282
Tax benefit from exercises of Common Stock options	—	—	4,004	—	—	4,004
Stock option compensation	—	—	1,423	—	—	1,423
Common Stock issued to Board of Directors and employees	62	2,026	—	—	—	2,026
Interest rate hedge, net	—	—	—	—	81	81
Foreign currency hedge, net	—	—	—	—	(411)	(411)
Currency translation, net	—	—	—	—	(15,671)	(15,671)
Net income	—	—	—	50,290	—	50,290
Balance at September 30, 2014	35,641	$242,549	$(6,329)	$65,102	$(21,204)	$280,118

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 – The Company and Subsequent Events

Gentherm Incorporated is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies.  Unless the context otherwise requires, the terms “Gentherm”, “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated and its consolidated subsidiaries. We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and to identify future climatic comfort product opportunities in both automotive and other markets.  We concentrate our research on the development of new technologies that will enable new products, improve overall effectiveness of existing products and maximize customer satisfaction.  We also focus on developing new design applications from our existing technologies to create new products and market opportunities for thermal comfort solutions.

Buyout of Joint Venture Partner

On February 12, 2014 we acquired all of the previously unowned shares in our North American electronics manufacturing joint venture which had previously been accounted for under the equity method.  The purchase was accounted for using the acquisition method and resulted in a gain of $785.

Gentherm Global Power Technologies

On April 1, 2014, we acquired all of the stock of privately-held Global Thermoelectric Inc., now known as Gentherm Global Power Technologies (“GPT”), in an all-cash transaction.  GPT is the global market leader and developer of thermoelectric generators.  GPT’s world headquarters and manufacturing operations are located in Alberta, Canada. See Note 3, “Gentherm Global Power Technologies” for additional information regarding GPT.

Subsequent Events

We have evaluated subsequent events through the date that our consolidated financial statements are issued. No events have taken place that meet the definition of a subsequent event requiring adjustments to or disclosures in this filing.

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the audited annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2013 was derived from audited annual consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects  to be entitled in exchange for those goods or services.  Companies are to use a five-step contract review model to ensure revenue gets recognized, measured and disclosed in accordance with this principle.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

Share-Based Payments

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  This update provides guidance on the treatment of awards containing performance targets that affect vesting and that could be achieved after an employee’s requisite service period.  The update states that these types of performance targets should be treated as performance conditions and, therefore, not reflected in estimating the fair value of awards at the grant date.  Compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service period has been rendered.  Should the probability of achievement occur before the end of the requisite service period, the remaining unrecognized compensation cost shall be recognized prospectively over the remaining requisite service period.  The total compensation cost reflects the number of awards expected to vest and shall be adjusted to reflect when those awards ultimately vest.

ASU 2014-12 is effective for fiscal years and interim periods beginning after December 15, 2015.   Gentherm has not assigned specific performance targets to share-based awards that are currently outstanding and therefore it is unlikely this update will materially impact the Company’s financial statements.

Note 3 – Gentherm Global Power Technologies

GPT develops, manufactures and sells thermoelectric and non-thermoelectric power generation systems and related products.  The principal application for these technologies include natural gas well and pipeline protection systems and remote power generation for instrumentation, automation and telecommunication systems.

Results of operations for GPT are included in the Company’s consolidated condensed financial statements beginning April 1, 2014.  GPT contributed $8,532 and $16,706 in product revenues and $639 and $597 in operating income for the three and nine month periods ended September 30, 2014, respectively.

Purchase Price Allocation

The purchase price of approximately $31,102, net of cash acquired of $3,061, has been allocated to the values of assets acquired and liabilities assumed as of April 1, 2014.  The allocation of the purchase price is preliminary.  The Company is in the process of obtaining additional information required to finalize the valuation.  An appraisal will be completed to assist management in determining the fair value of acquired assets and assumed liabilities, including identifiable intangible assets.  The final purchase price allocation may be materially different than the preliminary allocation recorded.  The purchase price allocation is expected to be finalized by December 31, 2014.  The preliminary allocation as of April 1, 2014 was as follows:

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 – Gentherm Global Power Technologies – Continued

Supplemental Pro Forma Information

The unaudited pro forma combined historical results for the amounts of GPT’s revenue and earnings that would have been included in the Company’s consolidated condensed statements of income had the acquisition date been July 1, 2013 for the three months ended September 30, 2013 period, January 1, 2014 for the nine months ended September 30, 2014 period or January 1, 2013 for the nine months ended September 30, 2013 period are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
Product revenues	$176,272	$619,143	$501,307
Net income	6,735	52,168	19,742

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

Intangible assets, net consisted of the following (balances are lower as of September 30, 2014 than as of April 1, 2014, the acquisition date, due to fluctuations in foreign currency exchange rates totaling $120):

	September 30, 2014
	Gross Value	Accumulated Amortization	Net Value	Useful Life
Customer relationships	$5,457	$(230)	$5,227	12 yrs
Order backlog	805	(805)	—	0.5 yrs
Technology	2,773	(140)	2,633	10 yrs
Trade name	716	(103)	613	3.5 yrs

Total	$9,751	$(1,278)	$8,473

Amortization expense of $667 and $1,316 for the three and nine months ended September 30, 2014 respectively, was recorded as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Product revenues	$(119)	$(235)
Selling, general and administrative expense	548	1,081

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 – Gentherm Global Power Technologies – Continued

Amortization expense for the prospective five years is estimated to be as follows:

October 1, 2014 through December 31, 2014	$234
2015	937
2016	937
2017	885
2018	732

Property & Equipment

Property and equipment consist of the following:

Asset Category	Useful Life	Amount
Land	Indefinite	$15
Buildings	20 yrs	81
Leasehold improvements	5-7 yrs	28
Machinery and equipment	2-5 yrs	423
Computer hardware and software	3-5 yrs	169

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

The following summarizes the common shares included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of shares for calculation of basic EPS – Common Stock	35,522,407	34,447,098	35,317,359	33,261,115
Stock option under the 2006, 2011 and 2013 Equity Incentive Plans	748,873	439,364	625,452	323,111
Weighted average number of shares for calculation of diluted EPS	36,271,280	34,886,462	35,942,811	33,584,226

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options outstanding under the 2006, 2011 and 2013 Equity Incentive Plans	—	500,000	—	508,000
	—	500,000	—	508,000

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 – Segment Reporting

As part of the initiative to integrate the operations of historical Gentherm and W.E.T. Automotive Systems AG, now known as Gentherm GmbH (“Gentherm GmbH”), changes were made during the first quarter of 2014 to Gentherm’s structure of internal organization.  Gentherm no longer treats the operations of historical Gentherm and Gentherm GmbH as separate segments. The integration initiative also changed the scope of research and development activities which changed our reporting of segment information.

As discussed in Note 3 – Gentherm Global Power Technologies, Gentherm acquired GPT on April 1, 2014.  The acquisition enhances key elements of the Company’s business strategy by expanding the breadth of products derived from core thermal technologies as well as the markets in which they are applied.   The chief operating decision maker analyzes the operational results of GPT separate from the automotive segment.  The Company evaluated the significance of the GPT acquisition and determined it did not meet the thresholds to be presented in a separate and distinct segment.  The operating results of GPT and the advanced research and product development division, formally known as the Advanced Technology segment, are presented together as a reporting segment for the Company due to the high concentration of thermoelectric technologies and power generating programs being researched by Gentherm and due to technical synergies that exist between GPT and the advanced research and product development division.  The changes to the internal organization structure are reflected in the financial information used by our chief operating decision maker to allocate Company resources and assess operating performance.

Corporate reconciling items include certain selling, general and administrative costs previously reflected in the Gentherm GmbH segment.

Management evaluates the performance of the Company’s segments based primarily on operating income or loss.

The Company’s reportable segments are as follows:

—	Automotive – the aggregated operating results from Gentherm’s three geographic operating segments: North America, Europe and Asia.
—

Industrial – the combined operating results of GPT and Gentherm’s advanced research and development division.  Advanced research and development includes efforts focused on improving the efficiency of thermoelectric devices and advanced heating wire technology as well as other applications. The segment includes government sponsored research projects, including those sponsored by the U.S. Department of Energy, the German Ministry of Economics and Technology and the European Union.

—

Reconciling Items – include corporate selling, general and administrative costs and acquisition transaction costs. For the three and nine month periods ended September 30, 2014 and 2013, Gentherm allocated certain computer technology costs across all three reporting segments that had previously been reported in Reconciling Items.  The total amount of computer technology costs allocated to the Automotive and Industrial segments and previously reported in Reconciling items was $2,800 and $2,600 for the six month periods ended June 30, 2014 and 2013, respectively.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 – Segment Reporting – Continued

The following table presents segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for the three and nine month periods ended September 30, 2014 and 2013. Information presented for 2013 has been restated to conform with our new segment reporting structure, including the allocation of computer technology costs across all segments.  With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level at this time. As of September 30, 2014, goodwill assigned to our Automotive and Industrial segments were $23,663 and $6,601, respectively. Goodwill as of December 31, 2013 pertained entirely to our Automotive segment.

Three Months Ended September 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2014:
Product revenues	$197,480	$8,532	$—	$206,012
Depreciation and amortization	7,062	700	872	8,634
Operating income (loss)	29,534	(1,832)	(3,702)	24,000
2013:
Product revenues	$171,182	$—	$—	$171,182
Depreciation and amortization	6,477	118	1,142	7,737
Operating income (loss)	20,428	(150)	(5,724)	14,554

Nine Months Ended September 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2014:
Product revenues	$589,426	$16,706	$—	$606,132
Depreciation and amortization	20,790	1,650	2,125	24,565
Operating income (loss)	105,550	(5,689)	(26,810)	73,051
2013:
Product revenues	$479,792	$—	$—	$479,792
Depreciation and amortization	21,231	343	1,893	23,467
Operating income (loss)	64,114	(4,781)	(26,569)	32,764

Total product revenues information by geographic area is as follows:

	Three Months Ended September 30,
	2014		2013
United States	$96,680	47%	$76,543	45%
Germany	22,529	11%	20,847	12%
South Korea	21,339	10%	13,546	8%
China	17,557	9%	18,285	11%
Japan	11,970	6%	10,281	6%
Czech Republic	6,457	3%	4,114	2%
United Kingdom	5,363	3%	5,180	3%
Mexico	4,991	2%	4,230	2%
Canada	4,811	2%	3,432	2%
Other	14,315	7%	14,724	9%
Total Non U.S.	109,332	53%	94,639	55%
	$206,012	100%	$171,182	100%

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 – Segment Reporting – Continued

	Nine Months Ended September 30,
	2014		2013
United States	$270,597	45%	$211,462	44%
Germany	70,491	12%	61,332	13%
South Korea	67,293	11%	39,069	8%
China	50,850	8%	47,972	10%
Japan	34,291	6%	28,591	6%
Czech Republic	19,398	3%	11,893	3%
United Kingdom	18,162	3%	13,319	3%
Mexico	14,752	2%	11,696	2%
Canada	12,542	2%	10,533	2%
Other	47,756	8%	43,925	9%
Total Non U.S.	335,535	55%	268,330	56%
	$606,132	100%	$479,792	100%

Note 6 – Debt

Credit Agreement

On August 7, 2014, the Company, together with certain direct and indirect subsidiaries, entered into a new Credit Agreement (the “Credit Agreement”) with a syndicate of banks led by Bank of America.

The Credit Agreement provides for a $50,000 secured term loan facility for Gentherm (the “US Term Loan”), a €20,000 secured term loan facility for Gentherm GmbH (the “Europe Term Loan”), and a $100,000 secured revolving credit facility (with specific borrowing limits for foreign subsidiaries party to such agreement). The Credit Agreement allows the Company to increase the revolving credit facility or incur additional secured term loans in an aggregate amount of $50,000.

All obligations under the Credit Agreement (including all the obligations of any US or non-US loan party) are unconditionally guaranteed by Gentherm and specified US subsidiaries.  Additionally, such parties entered into a pledge and security agreement, granting security interest in substantially all of their personal property to secure their respective obligations under the Credit Agreement, including the stock and membership interests of specified subsidiaries (limited to 66% of the stock in the case of certain non-US subsidiaries).  Further, specified foreign subsidiaries guarantee all obligations of the non-US loan parties under the Credit Agreement.

The following amounts were borrowed under the credit agreement:

Borrowing proceeds on August 7, 2014	Currency Borrowed		US Dollars
US Term Loan		$50,000	$50,000
US Revolving Note	C$	15,000	13,695
Europe Term Loan		€20,000	26,730

On August 7, 2014, all amounts owed under the existing US Term Note, US Revolving Note, Europe Term Note and W.E.T. Term Note (collectively, the “Old Credit Agreements”) were repaid without penalty. The Old Credit Agreements and related security and pledge agreements were terminated as of such date.  Unamortized capitalized financing costs totaling $730 related to the Old Credit Agreements were expensed to debt retirement expense in the three months ended September 30, 2014.

The Company incurred expenses associated with the Credit Agreement which have been recorded as deferred financing costs and will be amortized over the life of the Credit Agreement using the effective interest method.  The US Term Loan, Europe Term Loan and US Revolving Note mature on August 7, 2019.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 – Debt – Continued

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”).  Base Rate Loans are equal to the highest of the Federal Funds Rate (0.07% at September 30, 2014) plus 0.50%, Bank of America’s prime rate (3.25% as of September 30, 2014), or a one month Eurocurrency rate plus 1.00%.  Eurocurrency Rate Loans denominated in US Dollars or European Euros (“Euros”) are equal to the London Interbank Offered Rate and the Canadian Dealer Offered Rate for Canadian Dollar denominations.  All loans denominated in a currency other than the US Dollar, including the Europe Term Loan, must be Eurocurrency Rate Loans.  Interest is payable at least quarterly.

The Applicable Rate from the initial period of August 7, 2014 through the fiscal quarter ending December 31, 2014 is 1.75% per annum for Eurocurrency Rate Loans and 0.75% for Base Rate Loans.  After the initial period, the Applicable Rate will vary based on the Consolidated Leverage Ratio of the Company, as defined by the Credit Agreement. As long as the Company is not in default of the terms and conditions of the Credit Agreement, the lowest and highest possible Applicable Rate is 1.50% and 2.00%, respectively, for Eurocurrency Rate Loans and 0.50% and 1.00%, respectively, for Base Rate Loans.

The Company must maintain certain financial ratios consisting of a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Consolidated Leverage Ratio as defined by the Credit Agreement.

DEG Loan

The Company has a fixed interest rate loan with the German Investment Corporation, a subsidiary of KfW banking group, a German government-owned development bank (“DEG Loan”). The DEG Loan is subject to semi-annual principal payments beginning March, 2015 and ending September, 2019. Under the terms of the DEG Loan, the Company must maintain a minimum Debt-to-Equity Ratio, Current Ratio and Debt Service Coverage Ratio based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Automotive Systems (China) Limited, as defined by the DEG Loan agreement.

Capital Lease

The Company has a capital lease agreement for an enterprise resource planning system.  Under the terms of the lease, the Company must maintain certain financial covenants.  Ownership of the system will be transferred to the Company at the end of the agreement.

The following table summarizes the Company’s debt at September 30, 2014 and at December 31, 2013.

	September 30, 2014		December 31, 2013
	Interest Rate	Principal Balance	Principal Balance
Credit Agreement:
US Term Loan	1.98%	$50,000	$—
Europe Term Loan	1.81%	25,267	—
US Revolving Note	3.00%	13,419	—
Prior Credit Agreements:
US Term Note		—	24,500
Europe Term Note		—	38,899
W.E.T. Term Note		—	10,920
DEG Loan	4.25%	5,053	5,561
Capital leases	4.20%	1,053	2,440
Total debt		94,792	82,320
Current portion		(4,816)	(21,439)
Long-term debt, less current maturities		$89,976	$60,881

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 – Debt – Continued

The scheduled principal maturities of our debt as of September 30, 2014 is as follows:

Year	US Term Loan	Europe Term Loan	U.S. Revolving Note	DEG Loan	Capital Leases	Total
2014	$625	$316	$—	$—	$395	$1,336
2015	2,500	1,263	—	1,011	658	5,432
2016	2,812	1,421	—	1,011	—	5,244
2017	3,750	1,895	—	1,011	—	6,656
2018	4,063	2,053	—	1,011	—	7,127
2019	36,250	18,319	13,419	1,009	—	68,997
Total	$50,000	$25,267	$13,419	$5,053	$1,053	$94,792

Principal outstanding under the US Term Loan, the Europe Term Loan and the US Revolving Note will be due and payable in full on August 7, 2019.  As of September 30, 2014, we were in compliance with all terms as outlined in the Credit Agreement, the DEG Loan and the capital lease agreement.

Note 7 – Derivative Financial Instruments

We are exposed to market risk from changes in foreign currency exchange rates and short term interest rates. Market risks for changes in interest rates relate primarily to our debt obligations under our Bank of America credit facilities. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in the location’s functional currency, foreign plant operations and intercompany indebtedness, and include exposures to the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Ukraine Hryvnia, Japanese Yen, Chinese Renminbi and Korean Won.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. We record the ineffective portion of hedging instruments, if any, to foreign currency gain (loss) in the consolidated condensed statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses a market approach to value derivative instruments, analyzing observable benchmark rates at commonly quoted intervals for the instrument’s full term.   For information about notional values and expected maturities of derivative instruments, see Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” included in this Report.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 7 – Derivative Financial Instruments – Continued

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of September 30, 2014 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$2,532
					Non-current liabilities	6,531
Total CRS						$9,063	$(9,063)
Foreign currency derivatives	Cash flow hedge	Level 2			Current liabilities	$412	$(412)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$145			$145
			Non-current assets	1,158			$1,158
Total foreign currency derivatives				$1,303		$412	$891

Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

	Location	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Foreign currency derivatives	Revaluation of derivatives	$557	398	581	(694)
	Product revenues	(129)	(129)	—	—
	Cost of sales	64	94	—	—
	Selling, general and administrative	(73)	(141)	—	—
	Other comprehensive income	(571)	(411)	—	—
	Foreign currency gain (loss)	(606)	(1,054)	(426)	(844)
Total foreign currency derivatives		$(758)	(1,243)	$155	(1,538)
CRS	Revaluation of derivatives	$(263)	(690)	$(372)	1,887
Interest rate derivatives	Revaluation of derivatives	$—	(1)	$8	8
	Other comprehensive income	42	81	30	105

We did not incur any hedge ineffectiveness during the nine months ended September 30, 2014 and 2013.

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

Level 3: Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Except for derivative instruments, pension liabilities and pension plan assets, the Company has no financial assets and liabilities that are carried at fair value at September 30, 2014 and 2013. The carrying amounts of financial instruments comprising cash and cash equivalents and accounts receivable approximate their fair values due to their short-term nature. The carrying value of the Company’s long-term debt approximates its fair value because interest charged on the loan balance is variable. See “Note 7 – Derivative Financial Instruments” for information regarding the fair value of derivative instruments and hedging activities.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of September 30, 2014 and 2013, the Company did not realize any changes to the fair value of these assets due to events that negatively impacted their recoverability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other places in this Report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. The forward-looking statements included in this Report are made as of the date hereof and are based on management’s current expectations and beliefs. Such statements are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including risks and uncertainties set forth in this Report and under “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent reports filed with or furnished to the Securities and Exchange Commission. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements and related notes thereto included elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2013.

General

Gentherm is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies and cable systems.   We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and identify future climatic comfort product opportunities in both automotive and other markets.   We concentrate our research on the development of new technologies that will enable new products, improve overall effectiveness of existing products and maximize customer satisfaction.  New design applications of our existing technologies help us to create new product and market opportunities for thermal comfort solutions.

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

On April 1, 2014, we acquired all of the stock of privately-held Global Thermoelectric Inc., now known as Gentherm Global Power Technologies (“GPT”). GPT is a global market leader and developer of thermoelectric generators.  The principal applications for GPT’s products include natural gas well and pipeline protection systems and remote power generation for instrumentation, automation and telecommunication systems.

As part of the initiative to integrate the operations of historical Gentherm and W.E.T. Automotive Systems AG, now known as Gentherm GmbH (“Gentherm GmbH”), changes were made to Gentherm’s structure of internal organization.  The financial information used by our chief operating decision maker to assess performance and allocate resources reflects the changes brought about through this initiative.  See Note 5 to the consolidated condensed financial statements included herein for a further description of our reportable segments, including segment information about the reported product revenues and operating income of the Company for the three-month and nine-month periods ended September 30, 2014 and 2013.

We internally manufacture a large portion of our products at our production facilities. Other products we sell are manufactured by third parties. Our primary manufacturing locations are in Mexico, China and the Ukraine, all countries that have historically experienced a heightened degree of political, civil and labor uncertainty. Recent demonstrations and related violence in the Ukraine in particular highlight this risk to our manufacturing process. Although our manufacturing facility in the Ukraine is located in the far western part of the country and approximately 700 miles by road from Kiev, and approximately the same distance from the political unrest along the border of Ukraine and Russia, we cannot be certain that similar demonstrations, unrest and international tensions will not affect our facility. Furthermore, most of our products manufactured in the Ukraine are shipped across the border from the Ukraine to Hungary for further delivery to our customers. If that border crossing were to be closed for any reason, we would essentially experience a loss of the use of our Ukraine facility, which would have a material adverse effect on our business. Approximately 26% of our revenues are derived from products manufactured at our Ukraine facility.

Third Quarter 2014 Compared with Third Quarter 2013

Product Revenues. Product revenues for the three months ended September 30, 2014 (“Third Quarter 2014”) were $206,012,000 compared with product revenues of $171,182,000 for the three months ended September 30, 2013 (“Third Quarter 2013”), an increase of $34,830,000, or 20%.  Higher revenue was primarily driven by continued strong shipments of climate controlled seat systems (“CCS”) and the revenue of $8,532,000 from GPT, which was acquired on April 1, 2014.  CCS revenue increased by $19,024,000, or 28%, to $87,674,000, during Third Quarter 2014.  This increase was partially the result of new program launches since Third Quarter 2013 and strong production volumes and sales of the vehicles equipped with CCS systems, particularly vehicles in the luxury segment of the automotive market.  Additionally, certain vehicles that have been redesigned since the Third Quarter 2013 are experiencing very strong production and sales levels, including the General Motors full size SUV platform (“K2XX”) and the Jeep Grand Cherokee.  Our seat heater revenue also increased by $7,169,000 or 10%, to $78,602,000.  This reflected market penetration on certain vehicle programs and also the strong production volumes on General Motors’ K2XX platform.   We also have significant growth in our heated steering wheel product which showed an increase of $1,087,000, or 14%, to $9,017,000.   Our European based sales were higher than the prior year, even as local economies in that region begin to show signs of softening.  Foreign currency translation of our Euro denominated product revenue did not have an impact on our product revenue results since the average US Dollar/Euro exchange rate for the Third Quarter 2014 was nearly the same as that for the Third Quarter 2013 at 1.3254.  Our product revenues denominated in the Euro were €37,965,000 during the Third Quarter 2014 versus €35,683,000 during Third Quarter 2013. If further weakening in the Euro since Third Quarter 2014 continues, it will have a moderate unfavorable impact on our revenues during future periods.

Cost of Sales. Cost of sales increased to $144,427,000 in Third Quarter 2014 from $125,265,000 in Third Quarter 2013. This increase of $19,162,000, or 15%, was due to increased sales volume, including that of GPT, partially offset by higher gross margin percentages.  A favorable change in product mix, greater coverage of fixed costs at the higher volume levels, favorable contribution from our new electronics manufacturing facility in China and foreign currency impact on production expenses in the Mexican Peso (“MXN”) and Ukrainian Hryvnia (“UAH”) increased historical gross profit percentage during Third Quarter 2014 to 29.9% compared to 26.8% during Third Quarter 2013.  The favorable product mix is primarily attributable to the greater sales growth in CCS products on which we have historically had better margin performance.  The new electronics manufacturing facility was launched during the second quarter of 2013.  This new facility has since been in the process of increasing production volumes by producing existing component products that had formerly been produced by outside suppliers.  Third Quarter 2014 is the third continuous reporting period where the savings from insourcing were larger than the additional overhead costs of the facility.  We expect to capture further margin improvements as this manufacturing facility continues to increase production volumes.  Our manufacturing plants are located in Ukraine, Mexico and China.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During the Third Quarter 2014, MXN and UAH decreased in value to the USD by 2% and 54%, respectively.

Net Research and Development Expenses. Net research and development expenses were $15,278,000 during Third Quarter 2014 compared to $12,718,000 in Third Quarter 2013, an increase of $2,560,000, or 20%.  This increase was primarily driven by additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive heated and cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.  Net research and development expenses also increased by $330,000 due to the acquisition of GPT.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. During the Third Quarter 2013, we incurred $326,000 in fees, legal and other expenses associated with the acquisition of Gentherm GmbH shares.  During the Third Quarter 2014, we did not incur any such expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $22,307,000 in Third Quarter 2014 from $18,319,000 in Third Quarter 2013, an increase of $3,988,000, or 22%. Over half of the increase in selling, general and administrative expenses was due to expenses from GPT, totaling $2,072,000 during Third Quarter 2014. The remaining increase in expenses is due to increased management incentive compensation costs, higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases.  The additional employees are primarily related to establishing a new electronics production facility in Shenzhen, China, and increasing sales and marketing efforts aimed at supporting our current product development strategy.

Income Tax Expense. During Third Quarter 2014, we recorded an income tax expense of $6,852,000, representing an effective tax rate of 28% on earnings before income tax of $24,140,000.  During the Third Quarter 2013, we recorded an income tax expense of $3,600,000 representing an effective tax rate of 29% on earnings before income tax of $12,365,000.  The effective tax rates for Third Quarter 2014 and Third Quarter 2013 were lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

YTD 2014 Compared with YTD 2013

Product Revenues. Product revenues for the nine months ended September 30, 2014 (“YTD 2014”) were $606,132,000 compared with product revenues of $479,792,000 for the nine months ended September 30, 2013 (“YTD 2013”), an increase of $126,340,000, or 26%.  Higher revenue was primarily driven by continued strong shipments of CCS and revenue of $16,706,000 from GPT, which was acquired on April 1, 2014.  CCS revenue increased by $68,163,000, or 37%, to $254,850,000, during the YTD 2014.  This increase was partially the result of new program launches since YTD 2013 and strong production volumes and sales of the vehicles equipped with CCS systems, particularly vehicles in the luxury segment of the automotive market.  Additionally, certain vehicles that have been redesigned since the YTD 2013 are experiencing very strong production and sales levels, including the General Motors K2XX platform and the Jeep Grand Cherokee.  The increase was also attributable to improvement in sales to our Japan based customers who recovered from weaker sales during YTD 2013.  Our seat heater revenue also increased by $33,736,000, or 16%, to approximately $240,704,000.  This reflected market penetration on certain vehicle programs and also the strong production volumes on General Motors’ K2XX platform.   We also have significant growth in our heated steering wheel product which showed an increase of $6,836,000, or 34%, to $26,699,000.   Our European based sales were significantly higher than the prior year as local economies and car sales in that region have improved.  Foreign currency translation of our Euro denominated product revenue for YTD 2014, which was €116,279,000 versus €106,103,000 during YTD 2013, increased our product revenues by $4,558,000 or 0.8%.  The average US Dollar/Euro exchange rate for YTD 2014 was 1.3564 versus 1.3172 for YTD 2013.

Cost of Sales. Cost of sales increased to $426,765,000 in YTD 2014 from $354,672,000 in YTD 2013. This increase of $72,093,000, or 20%, was due to increased sales volume, including that of GPT, partially offset by higher gross margin percentages.  A favorable change in product mix, greater coverage of fixed costs at the higher volume levels, favorable contribution from our new electronics manufacturing facility in China and foreign currency impact on production expenses in the Mexican Peso (“MXN”) and Ukraine Hryvnia (“UAH”) increased historical gross profit percentage during YTD 2014 to 29.6% compared with 26.1% during YTD 2013.  The favorable product mix is primarily attributable to the greater sales growth in CCS products on which we have historically had better margin performance.  We launched our new electronics manufacturing facility during the second quarter of 2013.  This new facility has since been in the process of increasing production volumes by producing existing component products that had formerly been produced by outside suppliers.  Third Quarter 2014 was the third continuous reporting period where the savings from insourcing were larger than the additional overhead costs of the facility.  We expect to capture further margin improvements as this manufacturing facility continues to increase production volumes.  Our manufacturing plants are located in Ukraine, Mexico and China.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During YTD 2014, MXN and UAH decreased in value to the USD by 3.5% and 37.5%, respectively.

Net Research and Development Expenses. Net research and development expenses were $42,873,000 during YTD 2014 compared to $36,962,000 in YTD 2013, an increase of $5,911,000, or 16%.  This increase was primarily driven by additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive heated and cool storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.  Net research and development expenses also increased by $573,000 due to the acquisition of GPT.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. During YTD 2014, we incurred $1,075,000 in fees and expenses associated with the acquisition of GPT which was completed on April 1, 2014.  During the YTD 2013, we incurred $1,911,000 in fees, legal and other expenses associated with the acquisition of Gentherm GmbH shares.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $62,368,000 in YTD 2014 from $53,483,000 in YTD 2013, an increase of $8,885,000, or 17%. The increase in selling, general and administrative expenses in the first nine months includes the expenses of GPT totaling $4,034,000 since it was acquired on April 1, 2014. The remaining increase in expenses was due to increased management incentive compensation costs, higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases.  The additional employees are primarily related to establishing a new electronics production facility in Shenzhen, China, and increasing sales and marketing efforts aimed at supporting our current product development strategy.

Income Tax Expense. During YTD 2014, we recorded an income tax expense of $19,656,000 representing an effective tax rate of 28% on earnings before income tax of $69,946,000.  This amount included unfavorable adjustments relating to previously unrecognized tax expenses offset partially by a shift in the mix of income by legal jurisdiction favoring lower statutory tax rate locations.  Our estimated tax rate without these adjustments is 27% based upon a forecast of our full year results.  During the Second Half 2013, we recorded an income tax expense of $6,343,000 representing an effective tax rate of 20% on earnings before income tax of $30,545,000. This amount included a one-time benefit resulting from the American Taxpayer Relief Act of 2012 (“the Act”) which was signed into law on January 2, 2013.  The Act restored the research and development credit and certain exemption under the foreign income tax rules, retroactively to the beginning of 2012.  As a result, we recognized approximately $1,300,000 in benefits associated with our 2012 tax year during YTD 2013.  Had the Act been adopted during 2012, the benefit would have been recorded during that year and YTD 2013 effective tax rate would have been 25%.  The effective tax rates for YTD 2014 and YTD 2013 were lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Liquidity and Capital Resources

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings. Based on its current operating plan, management believes cash and cash equivalents at September 30, 2014, together with cash flows from operating activities, are sufficient to meet operating and capital expenditure needs, and to service debt, for the foreseeable future. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and materially and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could materially and adversely affect our future operations and business strategy.

On August 7, 2014 we completed a refinancing of our senior credit facilities.  See Note 6 to the consolidated condensed financial statements for additional information related to our new credit facilities.

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	September 30, 2014	December 31, 2013
	(In thousands)
Cash and cash equivalents	$65,169	$54,885

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents increased by $10,284,000 in YTD 2014. Cash provided by operating activities during YTD 2014 was $45,451,000 and was attributable to net income of $50,290,000, plus non-cash adjustments.  Non-cash adjustments included depreciation and amortization of $24,565,000 stock compensation of $3,449,000 and other items. Offsetting these positive operating activities was the net increase in net operating assets and liabilities of $24,712,000, including working capital items and gains on the revaluation of derivatives of $1,264,000.

As of September 30, 2014, working capital was $177,324,000 as compared to $116,786,000 at December 31, 2013, an increase of $60,538,000, or 52%.  This increase was primarily related to the working capital associated with the acquisition of GPT totaling $15,453,000, increases in accounts receivable, inventory, prepaid expenses and other assets and decreases in the current portion of long-term debt totaling $25,190,000, $4,000,000, $8,240,000 and 16,623,000, respectively. These increases to working capital were partially offset by increases in accounts payable and accrued liabilities of $8,039,000 and $4,679,000, respectively, and decreases in deferred income tax assets of $6,294,000.  Accounts receivable increased primarily as a result of increases in product revenues and timing differences between when sales in 2014 were realized compared with sales realized during 2013.  Gentherm had proportionally more sales in the September 2014 compared with December 2013. Working Capital was also affected by changes in currency exchange rates.

Cash used in investing activities was $58,633,000 during YTD 2014, reflecting the purchases of GPT and the remaining equity in a joint venture totaling $31,739,000 and purchases of property and equipment totaling $26,990,000.  Purchases of property and equipment for the period were primarily related to expansion of production capacity, as well as replacement of existing equipment.  During YTD 2014, we entered into an agreement to purchase an unoccupied industrial property in Vietnam for purposes of expanding our Asia manufacturing capacity with a new production facility.  We expect to begin construction of the new facility during the fourth quarter of 2014 and begin production during 2015.  The new facility is estimated to cost between $10,000,000 and $15,000,000.

Cash provided by financing activities was $24,974,000 during YTD 2014, reflecting borrowings against our new Credit Agreement (the “Credit Agreement”) entered into with a syndicate of banks led by Bank of America on August 7, 2014 of $91,592,000.   In addition, we received proceeds from the exercise of common stock options of $6,282,000.  These amounts were partially offset by repayment of the outstanding principle amounts on our US Term Note, US Revolving Note, Europe Term Note and W.E.T. Term Note (collectively, the “Old Credit Agreements”) totaling $76,904,000.  The Old Credit Agreements were repaid and extinguished on August 7, 2014.  See Note 6 “Debt” to the consolidated condensed financial statements included herein for information about borrowings against the Credit Agreement and payment and extinguishment of the Old Credit Agreement.

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

In March 2008, Gentherm GmbH entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000,000 or $12,633,000 as of September 30, 2014, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of Gentherm GmbH. Under this agreement, Gentherm GmbH received interest equal to the then nine-month Euro Interbank Offered Rate (“EURIBOR”), 0.20% at September 30, 2014, plus 1.40% and pays interest equal to the nine-month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”), which was 1.21 at September 30, 2014, equals or exceeds 1.46 EUR to the CHF or pays interest equal to the nine-month EURIBOR plus a premium when this exchange rate is less than 1.46. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100.

In 2011, Gentherm GmbH brought a lawsuit against UniCredit Bank AG (“UniCredit”), a past financial advisor, stemming from the recommendation to invest in the aforementioned CRS. On March 25, 2013, the Munich District Court in Munich, Germany ruled in favor of Gemtherm GmbH, asserting that UniCredit violated its duty to properly advise Gentherm GmbH with respect to the initial negative market value of the CRS and UniCredit’s inherent conflict of interest in recommending that Gentherm GmbH invest in such CRS. The Munich District Court ruled that UniCredit must (1) pay €144,000 to Gentherm GmbH and (2) bear the costs of all future obligations under the CRS, which were €7,174,000 or $9,064,000 as of September 30, 2014, plus additional accrued liabilities for past due payments under the CRS of approximately €7,075,000 or $8,939,000 as of September 30, 2014. UniCredit has appealed the decision and such appeal is pending.  As a result of the pending appeal, the Company cannot be certain that any portion of the award by the Munich District Court will be realized by Gentherm GmbH. See Note 7 “Derivative Financial Instruments” to the consolidated condensed financial statements included herein for information about our future obligations under the CRS as of September 30, 2014 and 2013, respectively. The Company has entered into offsetting derivative contracts designed to limit the market risk of payments due under the CRS through the end of the CRS agreement, in 2018.

Information related to the fair values of all derivative instruments in our consolidated balance sheet as of September 30, 2014 is set forth in Note 8 to the consolidated condensed financial statements included herein.

Interest Rate Sensitivity

The table below presents principal cash flows and related average interest rates by expected maturity for each of the Company’s debt obligations. The information is presented in U.S. Dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in U.S. Dollars ($USD), European Euros (€EUR) or Canadian Dollars ($CAD), as indicated in parentheses.

September 30, 2014

	2014	2015	2016	2017	2018	2019	Total	Fair Value
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$395	$658	$—	$—	$—	$—	$1,053	$1,053
Average Interest Rate	4.20%	4.20%					4.20%
Fixed Rate (€EUR)	$—	$1,011	$1,011	$1,011	$1,011	$1,009	$5,053	$5,053
Average Interest Rate		4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Variable Rate ($USD)	$625	$2,500	$2,812	$3,750	$4,063	$36,250	$50,000	$50,000
Average Interest Rate	1.98%	1.98%	1.98%	1.98%	1.98%	1.98%	1.98%
Variable Rate (€EUR)	$316	$1,263	$1,421	$1,895	$2,053	$18,319	$25,267	$25,267
Average Interest Rate	1.81%	1.81%	1.81%	1.81%	1.81%	1.81%	1.81%
Variable Rate ($CAD)	$—	$—	$—	$—	$—	$13,419	$13,419	$13,419
Average Interest Rate						3.00%	3.00%

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

September 30, 2014

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(In thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive HUF/Pay EUR€)
Total Contract Amount (€)	€1,578						€1,578	€(35)
Average Contract Rate	304.17	—	—	—	—	—	304.17
(Receive CHF/Pay EUR€)
Total Contract Amount (€)	€6,218	€12,336	€12,437	€12,302	€6,151		€49,444	€1,032
Average Contract Rate	1.20	1.20	1.20	1.20	1.20	—	1.20
(Receive EUR€/Pay KRW)
Total Contract Amount (€)	€5,364						€5,364	€(246)
Average Contract Rate	1,398.3	—	—	—	—	—	1,398.3
$US functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount ($)	$7,409						$7,409	$(56)
Average Contract Rate	13.413	—	—	—	—	—	13.413

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the third quarter of the fiscal year ended December 31, 2014.  See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for information regarding the dispute with UniCredit Bank AG and our currency related interest rate swaps.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. You should carefully consider the risks and uncertainties described therein.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.1	Credit Agreement, dated as of August 7, 2014, by and among Gentherm Incorporated, Gentherm GmbH, Gentherm (Texas), Inc., Gentherm Canada Ltd., Global Thermelectric Inc., the lender party thereto, and Bank of America, N.A., as administrative agent.		8-K		10.1	8/7/2014
10.2	Pledge and Security Agreement, dated as of August 7, 2014, by and among Gentherm Incorporated, Gentherm (Texas), Inc., Westridge Haggerty LLC and Bank of America, N.A.		8-K		10.2	8/7/2014
10.3	Service Agreement between Gentherm GmbH and Frithjof Oldorff dated as of September 22, 2014		8-K		10.1	9/22/2014
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1	Section 906 Certification – CEO	X
32.2	Section 906 Certification – CFO	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)
Date: November 10, 2014

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 10, 2014