Form 10-K
period 2014-12-31
GENTHERM Inc
filed 2015-03-02
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was $1,433,250,000. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the Common Stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of March 2, 2015, there were 35,846,853 issued and outstanding shares of Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2015 annual meeting of shareholders are incorporated by reference into Part III of this Report to the extent described herein.

GENTHERM INCORPORATED

PART I

ITEM 1.	BUSINESS

Unless otherwise indicated, references of “Gentherm”, “the Company”, “we”, “our” and “us” in this Annual Report on Form 10-K refer to Gentherm Incorporated and its consolidated subsidiaries.

General

Gentherm Incorporated is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies.  Our products can be found on the vehicles of nearly all major automotive manufacturers operating in North America, Europe and Asia.  We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and to identify future thermal technology product opportunities in both automotive and other markets.   We concentrate our research on the development of new technologies that will enable new products, improve overall effectiveness of existing products and maximize customer satisfaction.  We also focus on developing new design applications from our existing technologies to create new products and market opportunities for thermal comfort solutions.

The Company has two reportable segments for financial reporting purposes: Automotive and Industrial.

Automotive

The Automotive reporting segment represents the aggregated results from Gentherm’s three geographic operating segments:  North America, Europe and Asia.  Results from our automotive seat comfort systems, specialized automotive cable systems and other automotive and non-automotive thermal convenience products are reported in the automotive segment.

Automotive seat comfort systems include seat heaters, variable temperature climate control seats (“CCS”) designed to provide individualized thermal comfort to automobile passengers, and integrated electronic components, such as blowers and electronic control units.  Specialized automotive cable system products include ready-made wire harnesses and related wiring products. Thermal convenience products, such as the automotive steering wheel heater, heated and cooled cup holder and thermal storage bin, are reported within the automotive segment.  Revenues from our non-automotive products are not currently significant.

Our customers include light vehicle original equipment manufacturers (“OEMs”), commercial vehicle OEMs, and Tier 1 suppliers to the automotive OEMs, including automotive seat manufacturers.  Non-automotive thermal convenience product customers include companies in the telecommunications, information technology, furniture and medical equipment industries.

Industrial

The Industrial reporting segment represents the combined results from our subsidiary, Gentherm Global Power Technologies (“GPT”), a global market leader and developer of thermoelectric generators, and Gentherm’s advanced research and product development division.  The advanced research and product development division is engaged in projects to improve the efficiency of thermal management technologies and to develop, market, and distribute products based on these new technologies.  The operating results of GPT and the advanced research and product development division are presented together as one reporting segment due to their complementary focus on thermoelectric technologies and related products.  See “Research and Development” below for a description of significant internal and external research and development programs.

See Note 11 of the consolidated financial statements for information regarding the Company’s segment revenues from external customers, including geographic composition, operating income and changes to the presentation of prior year information.

Corporate Information

We are incorporated under the laws of the State of Michigan. From the date of our incorporation until September 5, 2012, our name was Amerigon Incorporated. We changed our name to Gentherm Incorporated to improve the alignment of the Company’s branding with our global presence and our broad product range in thermal technologies. Our internet website is www.gentherm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge through our website, www.gentherm.com, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s website, www.sec.com. The content of our website is not incorporated by reference herein unless expressly noted.

Business Strategy

We are striving to be the world leader in thermal management technologies for application in automotive and other markets. We believe this goal depends on our ability to anticipate the needs of our customers and integrate those needs into our advanced products.  Our strategy includes the following key elements:

•	Expanding the depth and breadth of our core technologies and the portfolio of products derived from these technologies;
•	Increasing global penetration with automotive companies through an expanded array of thermal management products;
•	Leveraging our global product development and production capabilities to streamline the delivery of services to our customers and offer enhanced local support;
•

Improving capabilities to be a full service provider in design, development, testing and validation, and manufacturing of all required sub-system components, including electronics, and to offer these existing and new capabilities to third parties, similar to our automotive cable systems business today;

•	Identifying new thermal comfort markets outside Europe and North America for automotive and non-automotive applications;
•

Penetrating new markets and industries with battery thermal management, waste heat recovery, remote power generation, automotive thermal convenience, and heated and cooled mattress solutions among others; and

•	Continuing to expand our intellectual property portfolio.

Technologies

Gentherm’s expertise in thermal management is focused on two general areas: managing the thermal conditions of people and objects and managing the thermal energy conversion to electrical energy.

Thermoelectric Technologies

Many of our thermal products manage the thermal conditions of people and objects using our internally developed advanced thermoelectric device (“TED”) technology. A TED is a solid state circuit that has the capability to produce both hot and cold thermal conditions by use of the Peltier effect. The advantages of advanced TEDs over conventional compressed gas systems are that they are environmentally friendly and less complex as they have no moving parts and are compact and light weight.  For the last 14 years, our work on this technology has yielded great improvements in areas of efficiency, durability and performance.

Thermoelectric generator (“TEG”) technologies have the reciprocal capability to the Peltier effect, known as the Seebeck effect, whereby thermal energy, such as waste heat from automobile exhaust, is converted into electrical power.  Our research and development efforts to date have sought to improve the efficiency of this process, focusing on both design and materials suited for TEGs and commercialization.  See “Research and Development” below for information about our TEG-oriented research.

Resistive Heaters

Resistive heater technologies are comprised of wire, carbon fiber or positive thermal couple (“PTC”) heating elements which quickly and effectively deliver heat to people and objects.  Wire heating elements are designed from stainless steel, copper, our proprietary carbon fiber woven lattice technology called CarbotexTM or printed circuit PTC heaters based on the specifications for a particular product application.

Electronics

Gentherm produces and supplies electronics to our core thermal seat comfort, interior comfort and thermal convenience products.  We are beginning to supply electronics for products outside this core set and are looking to supply value-added electronic products to third parties for adjacent areas within the automotive interior.  Our electronics will also be used to support consumer and commercial products currently under development.

Automotive Cable Systems

Gentherm produces automotive cable systems to be used to connect automotive components to sources of power. The automotive cable systems are an important element in the production of virtually all of our products and form a significant component in how we generate value to our customers by being an efficient, low-cost and high quality manufacturer. We offer cable systems as integrated parts of our other products and also as stand-alone components for other automotive applications, such as oxygen sensors.  Our cable systems business includes both ready-made individual cables and ready-to-install cable networks.

Air Moving Devices

Air moving devices, such as blowers and fans, constitute an essential component in virtually all of our products which require air movement.  Production of air moving devices is an example of our expanding manufacturing capabilities and is an important step toward our goal of becoming a full service provider of sub-system components.

Products

Seat Comfort

Climate Control Seats

Our CCS products utilize exclusive patented technology to regulate temperature and enhance the comfort of vehicle passengers. The most advanced CCS models use one or more TEDs to generate heating or cooling depending upon the direction of the current applied to the device.

A TED is the heart of a compact heat pump used in our active CCS products. Air is forced through the heat pump and thermally conditioned in response to electronic switch input from the seat occupant. The conditioned air circulates by a specially designed fan through a proprietary air distribution system installed in the seat cushion and seat back, so that the seat surface can be heated or cooled. Each seat has individual electronic controls to adjust the level of heating or cooling. Active CCS products substantially improve comfort compared with conventional air conditioners by focusing the cooling directly on the passenger through the seat rather than waiting until ambient air cools the seat surface beneath the passenger.  A heated and ventilated only variant of the CCS utilizes ambient cabin air to provide cooling comfort instead of a TED to actively cool the seat.   In the heating mode, the vent only system is supplemented with resistive heating elements.

Heated and ventilated CCS products have a lower price and are targeted for certain lower cost vehicle models, geographical markets and customers who prefer the heated and ventilated product. By offering different models of the CCS product, our customers have the opportunity to purchase a wider range of climate control products at different price points.

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

Heated Seats

Heated seats, based on our resistive heater core technology, are seamlessly integrated into automotive seat designs, and are constructed using materials that offer the best capacity, installation characteristics and durability.  Our capabilities allow customers to choose among a variety of resistive heater materials based on their individual vehicle specifications.

Interior Comfort

Heated Steering Wheel

Heated steering wheel products deliver heating comfort to automobile drivers through resistive wire elements, similar to those used in our seat heater products.  A solution for drivers in cold and mild weather climates, the heated steering wheel is designed for the global automotive market.

Heated and Cooled Cup Holder

The heated and cooled cup holder applies Gentherm’s patented TED technologies to keep beverages of automobile drivers and passengers either warm or cool.  We have developed a range of cup holder models with varying degrees of functionality, designed to be packaged in multiple configurations to accommodate different console environments.  Our dual independent design provides separate temperature settings in each holder allowing the driver and passenger to individually maintain a heated or cooled beverage. We are currently developing several technological improvements to this product with the aim of reducing noise and power consumption and improving the heating and cooling properties.  We are also working with several potential new customers for this product.

Thermal Storage Bin

Gentherm’s newest thermal convenience product is our thermal storage bin designed for food or beverage cooling for the global automotive market.  Using patented TED and other key technologies, the thermal storage bin provides temperature control independently from a vehicle’s heating and air conditioning system.  The thermal storage bin offers flexibility in tight interior spaces and comfort to those who have long work commutes or transport multiple passengers.  During 2014, our first thermal storage bin was launched on a multi-vehicle platform produced by a major North American automotive manufacturer.

Heated Door and Armrest

Gentherm’s electrically heated door and armrest products are powered by technologies used in our advanced seat heating products.  Door and armrest heating is managed by a seat heating control switch found in the door panel of the vehicle.  Heated doors and armrests are a perfect complement to our climate controlled seat products and further enhance the interior comfort of automobiles.

Heated and Cooled Mattress

Our heated and cooled mattress incorporates our proprietary Climate Control Sleep System™ (“CCSS”) technology. The CCSS represents an adaptation of the technology found in our active CCS system, but for a non-automotive market. The CCSS utilizes TED technology to direct warmed or cooled air to the surface of a mattress through our proprietary air distribution system. Two independently controlled temperature zones have their own heat or cool settings for a personalized microclimate sleep environment. There are five available settings in each of the heat and cool modes as well as an ambient setting. The sleep system uses a Master Control Unit or hand-held remote controls.  Integration solutions exist for foam, innerspring and air bed mattresses and we continue to work with mattress manufacturers and retailers to bring CCSS technology to markets around the world. Mattress Firm, the nation’s largest mattress retailer, will be launching the Atmos Sleep System in the spring 2015.  The Atmos Sleep System will feature Gentherm’s CCSS technology.  In addition, Gentherm continues to look toward the development of the next generation sleep system products, complementary accessories and new channel partners.”

Remote Power Generation

GPT is a global market leader in remote power generation systems for industrial applications such as oil and gas, mobile telecommunications, security and surveillance and scientific monitoring.  GPT’s remote powers systems incorporate various technologies, including its legacy product line of TEGs to create ultra-reliable power for long-term unattended operation in electrically remote applications that are critical to customers’ operations, such as wellhead automation, valve automation, cathodic protection, telecommunications, surveillance, navigation and safety systems.  GPT is highly differentiated by its unique product lines and by its vast experience in designing custom turnkey systems.

Other Applications of Our Technology

Battery Thermal Management (“BTM”)

Thermal management is critically important for the long-term operation of advanced automotive batteries.  The expansion of electrified vehicle applications, such as start-stop systems and other micro-hybrid battery applications, have drastically increased the demand for BTM systems solutions which enable wider operating temperature ranges and more output and life from the battery.  Gentherm’s BTM system can provide precision battery cooling on pack or cell-level using patented TED technology.  The BTM system maintains the temperature of the lithium-ion battery with an acceptable temperature range without the use of chilled liquids or refrigerant loops, making it a light weight, compact solution ideal for automotive applications.

Others

We are working on other products that utilize our thermal technologies, such as heated and cooled office chairs, stadium cushions, surgeon’s helmets and numerous medical products.

Research and Development

Our research and development activities are an essential part of our efforts to develop new, innovative products and introduce them to the market.  Through both internal and external research and development programs, we are working to develop a comprehensive knowledge of thermal management systems and demonstrate functionality and performance.  These activities are critical to optimizing energy and production efficiencies and to improving effectiveness in our products, making them less complex, easier to package and less expensive to manufacture and install.

We perform advanced research and development on thermal management systems, including the development and testing of new materials, to achieve increased efficiency and reliability. We engineer new applications of our existing products in order to meet design criteria of a particular vehicle platform.  We believe there are substantial prospects for the design and development of innovative thermal management systems in applications outside of the industries served by our current product lines.

The April, 2014 acquisition of GPT is strategically important to expanding the depth and breadth of our core technologies.  GPT’s products utilize the same basic physics for converting heat to energy as that of our advanced TEG system technology.  We believe the complementary nature of these technologies will lead to a better utilization of Company resources and potentially new product and market opportunities.

Research and development activities are expensed as incurred. These expenses include direct expenses for wages, materials and services associated with particular engineering activities, net of reimbursements from customers and research sponsors.  Any related reimbursements for costs, whether for advanced research or a specific product application, are accounted for as a reduction of research and development expense.

Research and development is conducted at our global headquarters in Northville, Michigan, our advance materials research facilities in Azusa, California, our European research facility in Odelzhausen, Germany, and our electronics design facility in Shanghai, China.  Additional product development is performed at all of our manufacturing facilities to support local market vehicle platforms.  We believe the localized development model employed at our global design and manufacturing facilities improves our ability to effectively serve our customers and increases our innovative capacity in the future.

Net research and development expense in 2014, 2013 and 2012 was $57,526,000, $49,873,000, and $40,950,000, respectively. Because of changing levels of research and development activity, our research and development expenses fluctuate from period to period.

Sponsored Research

For the past eight years, Gentherm has led a development team for an Automotive Waste Heat Recovery Program with the U.S. Department of Energy (“DOE”).  The objectives of the original program have concentrated on the development and commercialization of a thermoelectric-based vehicle waste heat recovery and power generation system that will improve the efficiency of vehicles powered by internal combustion engines.  Other participants in this program include BMW of North America, Ford Motor Company, Tenneco Inc., the National Renewable Energy Lab, and the California Institute of Technology. The $14.2 million project is performed on a cost share basis with the DOE.  In 2012, a program which builds on this research initiative was awarded to supply The U.S. Army Tank Automotive Research, Development and Engineering Center (“TARDEC”) with a TEG designed specifically for a Bradley Fighting Vehicle.  All of the TARDEC project’s $1.5 million cost is funded by the DOE.  Total DOE funding for these programs was $2,240,000, $1,847,000 and $1,337,000 during 2014, 2013 and 2012, respectively.

As we wind-down our participation in these government sponsored research programs, we are selectively pursuing other sponsorships to enable efficacy for new technologies.  We are redirecting some of our existing resources to pursue internally sponsored opportunities.

Marketing, Customers and Sales

We supply automobile and truck manufacturers with products from our seat comfort and interior comfort businesses, as well as products which utilize our automotive cable system and electronics technology.  GPT sells TEG systems to oil and gas customers for natural gas pipeline protection and other remote power generation applications around the world.  We supply heated and cooled mattresses to the largest mattress and specialty bed retailer in North America.  We also directly supply CCS and seat heaters to aftermarket seat distributors and installers.

Our marketing efforts, focused primarily on automotive manufacturers and their first-tier suppliers, explain that our products represent an attractive feature that will be embraced by consumers and have favorable economics, including high profitability, to these customers.  If interested, the manufacturers then direct us to work with their suppliers who then become our direct customers by incorporating our products into their designs. As automobile products comprise a majority of our current revenue, the volume of products we sell is directly affected by the levels of new vehicle sales and the general business conditions in the automotive industry.

Inherent to the automotive supplier market are costs and commitments that are incurred well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to automotive manufacturers requiring the design, coordination and testing of proposed new components and sub-systems. Revenues from these expenditures are typically not realized for two to three years due to this development cycle. These customers in turn sell our product, as a component of an entire seat or seating system, to automotive OEMs.

For our most recent fiscal year, our revenues from sales to our three largest customers, Johnson Controls, Lear Corporation and Bosch Automotive were $192,669,000, $170,300,000, and $69,290,000, respectively, representing 24%, 21%, and 9% of our total revenues, respectively. Revenues from Johnson Controls and Lear Corporation represent sales of our seat comfort products and revenues from Bosch represent sales of our automobile cable system products, primarily for use in the production of automotive oxygen sensors. The loss of any one of these customers is likely to have a material adverse impact on our business; however, as noted above, our strategy is to market our seat comfort products to the OEMs who then direct their suppliers, such as Johnson Controls and Lear Corporation, to work with us.  Therefore it is relevant to understand how our revenues are divided among the OEMs, as shown below.

Our revenues for each of the past three years were divided among automotive OEMs as follows:

Manufacturer	2014	2013	2012
General Motors	17%	15%	16%
Hyundai	15	12	11
Volkswagen	12	14	16
Ford Motor Company	11	12	13
Fiat Chrysler Automobiles	10	12	11
BMW	7	8	8
Renault/Nissan	6	6	6
Toyota Motor Corporation	4	5	5
Daimler	4	4	4
Honda	4	3	3
Jaguar/Land Rover	2	2	2
Other	8	7	5
Total	100%	100%	100%

Non-automotive revenues of 3% in 2014 and less than 1% for 2013 and 2012 are included within the Other category .

Outsourcing, Production and Suppliers

Our global manufacturing facilities are located in places close to our key customers and produce products included in the automotive segment.  Our European manufacturing operations are primarily performed at our Hungarian and Ukrainian sites. In North America, we operate two manufacturing production sites in Acuña, Mexico.  GPT owns and operates a manufacturing facility in Alberta, Canada.  In Asia, we operate a production facility in Langfang, China, and an electronics production facility in Shenzhen, China. Our China operation primarily serves the South Korean, Japanese and Chinese markets.

We continue to grow our in-house manufacturing capabilities, thus, reducing the number of component products outsourced to contract manufacturers.  We recently announced our intention to expand production capacities in Asia and Europe by constructing new manufacturing facilities in Vietnam and Macedonia.

Our ability to successfully manufacture and market our products continues to be dependent on our relationships with third party suppliers. We rely on various vendors and suppliers to procure components used to manufacture our products through purchase orders, with no guaranteed supply arrangements. Components for certain products, including TEDs for our active CCS product, are only available from a limited number of suppliers in the world. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows. Our business and operations could also be materially adversely affected by delays in deliveries from our suppliers.

Proprietary Rights and Patents

The development of new technologies is critical to the execution of our business strategy. Patents obtained for new technologies form an important basis for the success of the Company and demonstrate the success of our research and development efforts. We have adopted a policy of seeking to obtain, where practical, the exclusive rights to use technology related to our products through patents or licenses for proprietary technologies or processes. We have sought to adapt and commercialize such technologies in products which were suitable for mass production. We also have developed technologies or furthered the development of acquired technologies through internal research and development efforts by our engineers.

As of December 31, 2014, Gentherm held 403 issued patents, of which 186 were U.S. patents and 217 were non-U.S. patents.  A total of 26 patents were held jointly with other companies.  Gentherm held 288 patents directed to climate control products and thermoelectric technologies, 88 patents directed at heating elements and technologies and 27 patents directed to air moving devices.

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

See “Risk Factors” for further information regarding the significant competition in the automotive industry.

Risk Attendant to Foreign Operations

We internally manufacture a large portion of our products at our production facilities in foreign countries.  Other products we sell are manufactured by third parties in foreign countries.  See “Risk Factors” for a description of risks attendant to our foreign operations.

Seasonality

Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants close for model year changeovers and in December when many customer plants close for the holidays. Some of GPT’s customer contracts have long construction lead times. Revenues from these contracts are recognized upon the satisfactory completion and delivery of products, which may not occur at regular intervals throughout the year.  See “Financial Statements and Supplementary Data” for select quarterly financial data.

Employees

As of December 31, 2014 and 2013, Gentherm’s employment levels worldwide were approximately as follows:

Region	2014	2013
United States and Canada	425	267
Mexico	2,708	2,082
Germany	198	189
Hungary	226	213
Ukraine	2,675	2,363
Malta	11	10
China	2,317	2,248
Korea	34	23
Japan	13	8
	8,607	7,403

Gentherm also retains the services of outside contractors from time to time. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

Executive Officers of the Registrant

Our current executive officers are as follows:

Daniel R. Coker, 62, was appointed President and Chief Executive Officer in March, 2003. He was appointed to the Company’s Board of Directors in February, 2007, having also served on the Company’s Board of Directors from 2003 to 2004. Mr. Coker joined Gentherm in 1996 as Vice President of Sales and Marketing. Prior to joining Gentherm, Mr. Coker worked with Arvin, Inc. from 1986 through 1995 as Vice President and General Manager of North American Operations. Mr. Coker received his bachelor’s degree from Tennessee Technological University.

Frithjof Oldorff, 48, was appointed President of the Automotive business unit in July, 2013.  Prior to this appointment, Mr. Oldorff served as the Chief Operating Officer of W.E.T. Automotive Systems, now known as Gentherm GmbH since 2008. He previously was the Director of Operations for Freudenberg from 2005 to 2007 and held various positions at Faurecia from 1995 to 2005. Mr. Oldorff received a master’s degree from Darmstadt Technical University (Germany) in Industrial and Mechanical Engineering.

Barry G. Steele, 44, was appointed Vice President Finance and Chief Financial Officer in 2004 and Treasurer in 2005. Prior to joining Gentherm, Mr. Steele worked since 1997 in a number of senior financial management positions, including Chief Financial Officer for Advanced Accessory Systems, LLC, a global supplier of specialty accessories to the automotive industry. Prior to 1997, Mr. Steele worked for PriceWaterhouse LLP. Mr. Steele received a bachelor’s degree from Hillsdale College and is a Certified Public Accountant.

Kenneth J. Phillips, 41, was appointed Vice-President, and General Counsel and Secretary in June, 2012. Prior to joining Gentherm, Mr. Phillips was a Partner in the Detroit, Michigan office of the law firm Honigman Miller Schwartz and Cohn LLP. Mr. Phillips graduated with a J.D. from Wayne State University and a bachelor’s degree in Accounting and Finance from Oakland University. Mr. Phillips is also a Certified Public Accountant.

Darren Schumacher, 47, was appointed Vice-President of Product Development in November, 2013.  Prior to joining Gentherm, Mr. Schumacher worked since 2009 at Bosch as Business Segment Vice President of Engineering.  Prior to 2009, Mr. Schumacher worked at Eaton Corporation where he had a series of executive management roles including Director of Product Engineering.  Mr. Schumacher graduated with a Ph.D., MSE and BSE in Aerospace Engineering from the University of Michigan and an MBA from Regis University.

Greg L. Steinl, 48, was appointed Vice-President of the Gentherm Electronics business unit in July, 2013. Prior to joining Gentherm, Mr. Steinl worked since 2011 at Dana Holding Corporation as the Director of Technology Strategy. Prior to 2011 Mr. Steinl worked in a number of senior management positions, including Vice President of Business Development and Vice President of Engineering and Research and Development, at EControls, a developer and supplier of engine control and instrumentation products.  Mr. Steinl received a bachelor’s degree from Purdue University and an MBA from the University of Michigan.

Erin E. Ascher, 51, was appointed Vice-President Talent Development and Chief Human Resources Officer in February, 2015.  Prior to joining Gentherm, Ms. Ascher worked since 2012 as Chief Human Resources Officer at the University of Cincinnati. From 2010 to 2012, Ms. Ascher was Senior Vice President of Human Resources for Omnicare Inc., a Fortune 500 company that provides pharmaceutical services to patients and providers across the U.S.   Prior to Omnicare, from 1998 to 2007, Ms. Ascher was Vice President Human Resources, Latin America and Asia Pacific for Ecolab, a publicly-owned developer and provider of water, hygiene and energy technologies and services. Ms. Ascher received a bachelor’s degree from Miami University in Ohio and a master’s in Personnel and Employee Relations from Georgia State University.

Officers of the Company serve at the pleasure of the Board of Directors and, to the extent applicable, in accordance with the terms of their individual Service Agreements.

ITEM 1A.	RISK FACTORS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this section, “Item 1 Business”, “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other places in this Report. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue” or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof and are based on management’s current expectations and beliefs.  Such statements are subject to a number of factors and uncertainties, which are set forth below and elsewhere in this Report, and subsequent reports filed with or furnished to the Securities and Exchange Commission, which could cause actual results to differ materially from those described in the forward-looking statements. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Risks Relating to Our Business

Numerous general economic and industry factors which we do not control have significant impacts on the automotive industry, our primary market, and resulting difficulties in the automotive industry or for our key customers and suppliers would have a material and adverse effect on our business, results of operations and financial condition

Our automotive segment represents a substantial majority of our product revenues.  Demand for our automotive products is directly related to automotive vehicle production, which is impacted by numerous general economic and industry factors which we do not control.  In particular, the automotive industry has been susceptible historically in the U.S. and globally to economic recessions, labor disputes, fuel prices, regulatory requirements, trade agreements, government initiatives and the availability and cost of credit. Although general automotive sales have improved in the past several years, significant uncertainty remains in the automotive industry. Unfavorable economic or industry conditions could result in the financial distress of our customers and suppliers.  For example, if our customers experience a decline in the number of new vehicle sales, particularly with respect to models for which we supply products, we may experience reductions in orders from these customers, experience difficulties in obtaining new business, incur write-offs of accounts receivable, incur impairment charges or require restructuring actions.

If our expansion efforts are not successfully implemented, they may adversely impact our business and results of operations

As a result of a significant increase in demand for our products over the past few years, we are in the process of building factories in Vietnam and in Macedonia and therefore significantly increasing our capacity to manufacture our products.  These new facilities, as well as our current production facilities elsewhere in the world, could have significant unused capacity if our revenues do not continue to increase as they have in recent years.  If that occurs, we will have significant overhead costs that will need to be absorbed by a smaller than expected revenue base.  This could materially impact our financial results.

In addition, the construction of new manufacturing facilities entails a number of risks, including our ability to successfully manage the demands placed on our management resources and engineering and quality teams, our ability to begin production at levels and within the cost and timeframe estimated, and our ability to attract a sufficient number of skilled workers at the requisite locations to meet the needs of the new facilities.  The construction of new manufacturing facilities in foreign countries is subject to additional risks inherent in doing business abroad, which are described in further detail below.  Our assessment of the projected benefits associated with the construction of new manufacturing facilities is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control.  If we experience delays or increased costs, our estimates and assumptions are incorrect, or other unforeseen events occur, our business, financial conditions and results of operations could be adversely impacted.  Our results of operations could also be adversely impacted by start-up costs until production levels at the new facilities reach planned levels.

We may not be able to commercialize, market and sell additional products to other industries

We are currently investing significant capital and utilizing key employees to develop products and research technologies to be used in a wide range of industries. For example, we are working to increase sales of our products in the bed, office chair, cup holder and other industries. However, non-automotive applications represented a small portion of our total revenues in 2014. Furthermore, although we have made significant improvements in TED technology and we believe that a number of new products have become practical at our current stage of TED advancement, additional improvements are necessary to make certain TED-based products commercially attractive in comparison with other technologies for the major markets which we are targeting. These advancements are dependent on many variables, including but not limited to new advanced materials becoming available and efficient and cost effective manufacturing processes for advanced TEDs and the related materials being developed.  There can be no assurance that these advances will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate, or that we will be able to establish our proprietary right to these technologies. Further, there is no certainty that any advancement in TEDs will be commercially viable or that we will be successful in generating significant revenues from non-automotive sales for any of our existing or future products.

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

The time required to progress through these five stages to commercialization varies widely. Generally, the more a component must be integrated with other vehicle systems, the longer the process takes. Further, products that are installed by the factory usually require extra time for evaluation because other vehicle systems are affected, and a decision to introduce the product into the vehicle is not easily reversed. Because our automotive products affect other vehicle systems and are factory-installed items, the process usually takes several years from conception to commercialization.

While we currently have active development programs with various seat manufacturers and OEMs for our automotive seat temperature control products, no assurance can be given that our products will be implemented in any particular vehicles.  During this development process, we derive minimal funding from prototype sales but generally obtain no significant revenue until mass production begins, which could have a material adverse effect on our liquidity.  If our products are not selected after a lengthy development process, our results of operations and financial condition could be adversely affected.

Other products that we develop are also likely to have a lengthy sales cycle. Because such technology is new and evolving, and because customers will likely require that any new product we develop pass certain feasibility and economic viability tests before committing to purchase, it is expected that any new products we develop will take some years before they are sold to customers, if at all.

Our ability to market our products successfully depends on acceptance of our products by existing and potential customers and consumers, as well as the success of our customers

We have been, and will continue to be, required to educate potential customers and demonstrate that the merits of our existing products justify the costs associated with them.  Similar efforts will be required with potential customers for additional products we develop using technologies we develop or license.  Manufacturers will only include our products if there appears to be demand for our products from the consumers.  For our automotive products, we rely on OEMs and applicable dealer networks to market our products to consumers, and we do not have any control over the marketing budget or messaging nor the training of employees and agents regarding our products.  Further, OEMs and dealer networks may market products offered by our competitors, including products manufactured by such OEMs.  If customers or consumers conclude that temperature control seats or our other products are unnecessary or too expensive or that our competitors offer more favorable terms or better products, OEMs and other manufacturers may reduce or decline to include our products in their vehicles or otherwise market our products.

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

Significant increases in the market prices of certain raw materials may adversely affect our business

Many of our products include TEDs which contain certain raw materials that generally cannot be substituted. The prices for these raw materials fluctuate depending on market conditions.  We generally have no contractual price protections with our suppliers and customers regarding raw material costs.  Substantial increases in the prices for our raw materials increase our operating costs and could reduce our profitability if we cannot recover these increases from our customers.  As an example, Tellurium is a raw material used in TEDs. If the market price for this raw material significantly increases, as it has in the past, our gross profit may be adversely impacted as our suppliers pass those price increases on to us. Other key raw materials include copper, silver and petroleum based engineered plastics. Our business, results of operations and financial condition could also be materially adversely affected by shortages in key raw materials.

Our business is subject to risks associated with manufacturing processes

We internally manufacture a large and growing portion of our products at our production facilities.  Other products we sell are manufactured by third parties.  A catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, labor issues, civil unrest, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on our business, results of operations and financial condition.  This risk is exacerbated by the fact that our primary manufacturing locations are in Mexico, China and the Ukraine, all countries that have historically experienced a heightened degree of political, civil and labor uncertainty.  New manufacturing locations in Vietnam and Macedonia are expected to open in late 2015.

Recent demonstrations and related violence in the Ukraine, in particular, highlight the risks to our manufacturing process.  Although our manufacturing facility in the Ukraine is located approximately 700 miles by road from Kiev, and approximately the same distance from the activities along the border of the Ukraine and Russia where fighting has occurred, we cannot be certain that similar demonstrations, unrest and international tensions will not affect our facility.  Furthermore, most of our products manufactured in the Ukraine are shipped across the border from the Ukraine to Hungary for further delivery to our customers.  If that border crossing were to be closed for any reason, we would essentially experience a loss of the use of our Ukrainian facility, which would have a material adverse effect on our business.

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

Further, we engage outside contractors to perform product assembly and other production functions for certain of our products. Our reliance upon third party contractors for certain production functions reduces our control over the manufacture of our products and makes us dependent in part upon such third parties to deliver our products in a timely manner, with satisfactory quality controls and on a competitive basis.  If we are unable to meet commitments to our customers due to third party services in production, our business, results of operations, financial condition and reputation could be materially and adversely affected.

Our global operations subject us to risks that may harm our operations and financial results

We have significant personnel, property, equipment and operations in a number of countries outside of the United States, including Canada, Germany, China, Hungary, Mexico and the Ukraine.  In addition, we are in the process of building new manufacturing facilities in Vietnam and Macedonia to open in 2015 and we have engaged third parties to produce products for us in Mexico, Japan and China. We and these third parties maintain production facilities in lower-cost countries for cost containment reasons.  Our exposure to the risks described below is substantial and increasing.  We also derive a significant portion of revenues from Europe and Asia and conduct certain investing and financing activities in local currencies.

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

See “Our business is subject to risks associated with manufacturing processes” above for a description of the specific risks associated with our facility in the Ukraine.

Lower oil prices may adversely impact our Gentherm Global Power Technologies (GPT) business

A large portion of our GPT products are sold to companies in the oil and gas industry.  In particular, a number of GPT products pertain to new oil and gas pipelines and wells.  The number of new pipelines and wells may be adversely affected by lower oil and gas commodity prices.  The price of oil, in particular, has recently experienced significant price declines.  If the price of oil is relatively low, the number of new oil explorations and installations could be reduced considerably, which could adversely affect our GPT business.

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

A significant portion of our business activities is conducted in Euros.  Concerns persist regarding the debt burden of certain European countries that have adopted the Euro currency (the "Euro Zone") and their ability to meet future financial obligations, as well as concerns regarding the overall stability of the Euro to function as a single currency among the diverse economic, social and political circumstances within the Euro Zone. If one of the Euro Zone countries were to default on its debt or withdraw from the Euro currency, the impact on global markets, and on our business, results of operations and financial condition, could be significant, and that impact would intensify substantially if the Euro currency were dissolved entirely. Such a development could also cause financial and capital markets across the globe to constrict, reducing liquidity and increasing borrowing costs, and could have a significant negative impact on consumer confidence and spending.

The automotive industry is subject to intense competition and our current automotive products may be rendered obsolete by future technological developments in the industry

The automotive component industry, from which we derive a substantial majority of our revenues, is subject to intense competition. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, timely delivery, technological innovation and service.  In addition, customers often demand periodic price reductions during a vehicle’s life that require us to continually assess, redefine and improve our operations, products and manufacturing capabilities to maintain and improve profitability.

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

There can be no assurance that any new or pending patents will be issued, that our or our licensors’ proprietary rights will not be challenged, invalidated, circumvented or rendered unenforceable, or that our patents will provide us with meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Also, failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets.  Further, as we expand our operations in jurisdictions where the protection of intellectual property rights is less robust, such as China, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them.  Foreign governments may adopt regulations—and foreign governments or courts may render decisions—requiring compulsory licensing of intellectual property rights, or foreign governments may require products to meet standards that serve to favor local companies.

Because of rapid technological developments in the automotive industry and the competitive nature of the market, the patent position of any component manufacturer is subject to uncertainties and may involve complex legal and factual issues. Consequently, although we either own or have licenses to certain patents, and are currently processing a significant number of additional patent applications, it is possible that no patents will issue from any pending applications or that claims allowed in any existing or future patents issued or licensed to us will be challenged, invalidated, circumvented, or that any rights granted under such patents will not provide us adequate protection. There is an additional risk that we may be required to participate in interference proceedings to determine the priority of inventions or may be required to commence litigation to protect our rights, which could result in substantial costs and divert the attention of management and technical and engineering personnel.  We are currently involved in several legal proceedings to enforce our patent rights against competitors.  There can be no certainty that those proceedings will be decided in our favor, as to the timing of any resolution, or the significant costs we may incur to litigate such matters.

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

The theft or unauthorized use or publication of our trade secrets and other confidential business information could harm our competitive position and reduce acceptance of our products, as well as the value of our investment in research and development, product development and marketing.  In addition, third parties might make claims against us related to losses of confidential or proprietary information, end-user data or system reliability. These incidents and claims could severely disrupt our business, and we could suffer losses, including the cost of product recalls and returns and reputational harm.  In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Our success will depend in large part on retaining key personnel and effective succession planning

Our success will depend to a large extent upon the continued contributions of key personnel. The loss of the services of Daniel Coker, our President and Chief Executive Officer, Frithjof Oldorff, President of the Automotive Business Unit, or other officers could have a material adverse effect on the success of our business. Effective succession planning is also important to our long-term success.  Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Further, our success will depend, in part, upon our ability to retain qualified engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel.

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

We may not generate enough liquid assets to fund our ongoing operations and investments and service our debt

Based on our current business plan, we believe our cash on hand along with cash flows from operating activities will be sufficient to meet operating and capital expenditure needs and to service our debt for the foreseeable future.  However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and materially and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could materially and adversely affect our future operations and business strategy.

Global economic and financial market crises may have a negative effect on our business, results of operations and financial condition

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

Adverse economic and financial conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of our Federal Net Operating Loss carryforwards (“NOLs”) which are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations. See our consolidated financial statements and the notes thereto for a more complete description of our NOLs.

We may not realize significant benefits from acquisitions because of integration difficulties and other challenges

We are actively pursuing acquisition activities on an opportunistic basis to expand the breadth of products derived from core thermal technologies as well as the markets in which they are applied.  The acquisition integration process is complex, costly and time-consuming. The difficulties of completing and integrating an acquisition include, among others:

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

To the extent we complete an acquisition in a new industry, the above risks will be heightened due to our lack of familiarity with such business.

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

Following completion of the acquisition of W.E.T. Automotive Systems, now known as Gentherm GmbH (“Gentherm GmbH”), we have a significant amount of goodwill and other intangible assets on our consolidated financial statements that are subject to impairment testing

As a result of our acquisition of Gentherm GmbH in 2011, we have significant goodwill and other intangible assets. We evaluate goodwill and indefinite life intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment is indicated and indefinite life intangible assets are impaired when their book values exceed their fair values. The value of goodwill and other intangible assets from the allocation of the purchase price from the Gentherm GmbH acquisition is derived from our business operating plans. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets. In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our results of operations and financial condition.

We may not be able to generate sufficient cash flows to meet our substantial debt service obligations, and such substantial debt service obligations could adversely affect our business, results of operations and financial condition

Our ability to make payments on and to refinance our debt obligations depends on our ability to generate cash flows from operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

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

Our debt obligations could have important consequences to our business, results of operations and financial condition. For example:

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

New regulations related to conflict minerals could adversely impact our business

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the Securities and Exchange Commission adopted annual disclosure and reporting requirements for those companies who use conflict minerals in their products. Accordingly, we began our reasonable country of origin inquiries in fiscal 2013, with our first disclosure of those results in May 2014. There are costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

Risks Related to Our Common Stock

We have anti-takeover defenses that could make it more difficult for a third party to acquire a majority of our outstanding voting stock, which could cause the market price of our common stock to decline

Various provisions of our articles of incorporation and bylaws, as well as the Michigan Business Corporation Act (the “MBCA”), could have the effect of discouraging, delaying or preventing a third party from accumulating a large block of our capital stock, engaging in a tender offer and making offers to acquire us, and of inhibiting a change in control, all of which could adversely affect our shareholders’ ability to receive a premium for their shares in connection with any such transaction. For example, our articles of incorporation authorize our Board of Directors (our “Board”) to issue up to 4,991,000 shares of Preferred Stock and to determine the price, rights (including conversion rights), preferences and privileges of those shares without any further vote or action by the shareholders.   If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

Consistent with this authority, in January, 2009 our Board adopted a Shareholder Rights Plan (as amended the “Rights Plan”) in which one purchase right was distributed as a dividend on each share of Company common stock held of record as of the close of business on February 10, 2009 (the “Rights”). If exercisable, each Right will entitle its holder to purchase from the Company one one-thousandth of a share of a newly created Series B Preferred Stock of the Company for $20.00 (the “Purchase Price”). The Rights will become exercisable if any person or group becomes the beneficial owner of 15% or more of the Company’s common stock or has commenced a tender or exchange offer which, if consummated, would result in any person or group becoming the beneficial owner of 15% or more of the Company’s common stock. If any person or group becomes the beneficial owner of 15% or more of the Company’s common stock, each right will entitle its holder, other than the acquiring person, to purchase a number of shares of the Company’s or the acquiror’s common stock having a value of twice the Purchase Price.

The Rights are deemed attached to the certificates representing outstanding shares of common stock.  The Rights Plan is designed to assure that all of our shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive or coercive tactics without paying shareholders a control premium.  The Rights Plan may have anti-takeover effects by discouraging potential proxy contests and other takeover methods, particularly those that have not been negotiated with the Board, and the Rights Plan may also inhibit the acquisition of a controlling position in our common stock.  Therefore, transactions may not occur that shareholders would otherwise support and/or from which they would receive a substantial premium for their shares over the current market price.  The Rights Plan may also make it more difficult to remove members of the current Board or management.

In addition, the anti-takeover provisions of Michigan law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing shareholders.  For example, the Company is subject to Chapter 7A of the MBCA, which prohibits us from engaging in a business combination with an interested shareholder for a period of five years after the person becomes an interested shareholder, unless certain conditions are satisfied.

We are currently prohibited from making dividend payments on our common stock. Furthermore, we do not anticipate paying dividends on our common stock in the future

Our bank credit facilities generally prohibit payment of dividends on our common stock so long as such facilities are outstanding. We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the near future.

The price of our common stock may fluctuate significantly

The price of our common stock on the NASDAQ Global Select Market may fluctuate significantly in response to many factors, including:

•	general market and economic conditions;
•

actual or anticipated variations in our quarterly operating results due to such factors as acceptance of our product by automotive manufacturers and consumers, timing of our product introductions, availability and pricing of components from third parties, competition, timing of orders, foreign currency exchange rates, technological changes, resources spent on litigation activities and economic conditions generally;

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table presents the Company’s properties currently in use:

Facility	Location	Purpose	Segment	Sq Footage	Owned or leased	Monthly Rent	Lease Expiration
Gentherm Headquarters	Farmington Hills, MI U.S.A.	Corporate headquarters	Automotive	43,000	Owned	$—	—
Gentherm North America	Farmington Hills, MI U.S.A.	Customer service center	Automotive	39,000	Owned	$—	—
Gentherm North America	Farmington Hills, MI U.S.A.	Research and development	Automotive and Industrial	44,000	Owned	$—	—
Gentherm Research Facility	Azusa, CA U.S.A.	Research and development	Industrial	12,200	Leased	$8,500	July 31, 2017
Gentherm Materials Research Facility	Azusa, CA U.S.A.	Materials research and development	Industrial	10,100	Leased	$9,000	September 30, 2015
Gentherm North America	The Woodlands, TX U.S.A.	Bed research and power GPT sales facility	Automotive	2,400	Leased	$5,400	December 15, 2017
Gentherm GmbH	Odelzhausen, Germany	Customer service center	Automotive	135,200	Owned	$—	—
Gentherm GmbH	Augsburg, Germany	Research and development	Industrial	2,600	Leased	$2,200	September 30, 2015
Gentherm Hungary	Pilisszentivan, Hungary	Customer service center and warehouse	Automotive	298,700	Owned	$—	—
Gentherm Ukraine	Vinogradov, Ukraine	Manufacturing and warehouse	Automotive	208,500	Owned	$—	—
Gentherm Ukraine	Vinogradov, Ukraine	Employee Residential Housing	Automotive	10,300	Owned	$—	—
Gentherm Ukraine	Vinogradov, Ukraine	Employee Residential Housing	Automotive	4,100	Leased	$700	December 31, 2015
Gentherm Malta	Ta’ Xbiex, Malta	Customer service center	Automotive	2,200	Leased	$1,100	March 1, 2016
Gentherm China	Langfang, China	Manufacturing	Automotive	279,900	Owned	$—	—
Gentherm Asia Electronics	Shenzhen, China	Manufacturing	Automotive	72,100	Leased	$41,700	July 19, 2017
Gentherm Shanghai	Shanghai, China	Customer service center	Automotive	13,700	Leased	$26,700	October 31, 2015
Gentherm Japan	Tokyo, Japan	Customer service center	Automotive	2,300	Leased	$16,500	November 30, 2017
Gentherm Japan	Nagoya, Japan	Customer service center	Automotive	900	Leased	$1,800	September 16, 2016
Gentherm Korea	Anyang, South Korea	Customer service center	Automotive	5,300	Leased	$7,300	August 15, 2015
Gentherm Korea	Asan, South Korea	Warehouse	Automotive	12,300	Leased	$4,700	April 17, 2015
Gentherm Korea	Ulsan, South Korea	Warehouse	Automotive	15,900	Leased	$10,300	September 29, 2016
Gentherm Vietnam(a)	Ha Nam, Vietnam	Manufacturing	Automotive	220,000	Owned	$—	—
Gentherm Canada	Windsor, Canada	Customer service center	Automotive	29,700	Leased	$33,500	February 14, 2020
Gentherm Texas	Del Rio, TX U.S.A.	Warehouse	Automotive	42,100	Leased	$12,300	June 15, 2015
Gentherm Mexico	Acuña, Mexico	Manufacturing	Automotive	101,100	Leased	$27,900	June 30, 2015
Gentherm Mexico	Acuña, Mexico	Manufacturing	Automotive	101,100	Leased	$42,600	July 15, 2020
Gentherm Global Power Technologies	Calgary, Canada	Customer service and research and development	Industrial	299,800	Leased	$28,000	December 31, 2015
Gentherm Global Power Technologies	Bassano, Canada	Manufacturing and warehouse	Industrial	185,200	Leased	$4,700	December 31, 2015
Gentherm Global Power Technologies	Bassano, Canada	Manufacturing	Industrial	387,500	Owned	$—	—

a)	Construction of the Vietnam facility is in progress and tentatively scheduled to open in late 2015.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2014.  See “Quantitative and Qualitative Disclosures About Market Risk” for information regarding the dispute with UniCredit Bank AG and our currency related interest rate swaps.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “THRM.” The following table sets forth the high and low sale prices for our common stock as reported on the NASDAQ Global Select Market for each quarterly period from January 1, 2013 through December 31, 2014.

	High	Low
2013
1st Quarter	$17.02	$13.55
2nd Quarter	19.15	13.84
3rd Quarter	20.53	16.71
4th Quarter	26.81	19.23
2014
1st Quarter	$34.72	$23.39
2nd Quarter	44.45	32.91
3rd Quarter	51.65	41.85
4th Quarter	44.02	32.64

Holders

As of March 2, 2015, our common stock was held by 76 stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Dividends

We have not paid any cash dividends since formation and we do not expect to pay any cash dividends on our common stock in the foreseeable future. The payment of future dividends is within the discretion of our Board of Directors and will depend upon business conditions, our earnings and financial condition and other factors.  Currently, our bank credit facilities limit payment of dividends on our common stock so long as such facilities are outstanding.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data and should be read in conjunction with the consolidated financial statements and the notes thereto, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report.

	Year Ended December 31,
	(In thousands except per share data)
	2014	2013	2012	2011(a)	2010
Product revenues	$811,300	$662,082	$554,979	$369,588	$112,403
Operating income	98,434	50,384	36,656	17,808	11,357
Net income(b)	70,119	35,133	24,321	11,203	8,799
Income (loss) attributable to non-controlling interest	—	1,313	6,449	1,545	(649)
Net income attributable to Gentherm Incorporated	70,119	33,820	17,872	9,658	9,448
Convertible preferred stock dividends	—	1,622	6,711	8,228	—
Net income attributable to common shareholders	70,119	32,198	11,161	1,430	—
Basic earnings per share:
Common Stock	1.98	0.96	0.39	0.06	0.44
Diluted earnings per share	1.95	0.94	0.39	0.06	0.42

	As of December 31,
	(In thousands)
	2014	2013	2012	2011	2010
Working capital(c)	$187,432	$116,786	$124,935	$65,955	$47,239
Total assets	557,892	481,923	439,197	374,877	77,178
Long term obligations	116,080	96,683	84,356	108,279	688
Series C Convertible Preferred Stock	—	—	22,469	50,098	—
Accumulated earnings (deficit)	84,931	14,812	(17,383)	(28,544)	(29,974)

a)

On May 16, 2011, we acquired a majority interest in W.E.T., now known as Gentherm GmbH.  As a result, the selected financial data for 2011 includes Gentherm GmbH for the period from May 16, 2011 to December 31, 2011 only and the selected financial data for 2010 do not include Gentherm GmbH.

b)

Net income for the year ended December 31, 2010 reflects an adjustment in the valuation allowance relating to the Company’s (NOL) carryforwards resulting in an income tax benefit of $1,375. During 2010, we completed a study related to the 1999 change in control limitation amount and determined that an additional $4,044 of these NOLs were utilizable.

c)	Represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this report. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with the “Risk Factors” included elsewhere in this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Forward-Looking Statements” in Item 1A of this report.

Overview

Gentherm is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies and automotive cable systems.  Our products can be found on the vehicles of nearly all major automotive manufacturers, spanning all major automotive markets.  We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and identify future climatic comfort product opportunities in both automotive and other markets.   We concentrate our research on the development of new technologies that will improve overall product effectiveness and customer satisfaction.  We also focus on developing new design applications from our existing technologies to create new products and market opportunities for thermal comfort solutions.

Our products are primarily sold to automobile and light truck OEMs or their tier one suppliers. Inherent in this market are costs and commitments that are incurred well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to automotive manufacturers requiring the design, coordination and testing of proposed new components and sub-systems. Revenues from these expenditures are typically not realized for two to three years due to this development cycle. These customers in turn sell our product, as a component of an entire seat or seating system, to automotive OEMs.  See “Business – Marketing, Customers and Sales” for revenues from sales to our largest customers and to understand how our revenues are divided among OEMs.

As part of an initiative to integrate the operations of historical Gentherm and Gentherm GmbH, changes were made to Gentherm’s structure of internal organization.  The financial information used by our chief operating decision maker to assess operating performance and allocate resources reflects the changes brought about through this initiative. The Company has two reportable segments for financial reporting purposes: Automotive and Industrial.  See Note 11 to our consolidated financial statements for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. These estimates and assumptions include, but are not limited to:

•	Warranty reserves;
•	Litigation reserves;
•	Allowances for doubtful accounts;
•	Income taxes;
•	Inventory reserves;
•	Stock compensation; and
•	Pension plans.

Accrued Warranty Costs

The Company accrues warranty obligations for products sold based on management estimates of future failure rates and current claim cost experience, with support from the sales, engineering, quality and legal functions.  Provision for estimated future cost of warranty for product delivered is recorded when revenue is recognized. While we believe our warranty reserve is adequate and that the judgment applied is appropriate, such estimates could differ materially from what will actually transpire in the future. The warranty policy is reviewed by management annually. Based on historical information available to the Company and claims filed to date, the warranty accrual is periodically adjusted to reflect management’s best estimate of future claims.

Litigation Reserves

We record estimated future costs related to new or ongoing litigation based on input from legal counsel and our best estimate of potential loss. These estimates include costs associated with attorney fees and potential claims and assessments less any amounts we anticipate are recoverable under insurance policies. Final resolution of the litigation contingencies could result in amounts different from current accruals and, therefore, have an impact on our consolidated financial results in future reporting periods.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts once exposure to collection risk of an accounts receivable is specifically identified. We analyze the length of time an accounts receivable is outstanding, as well as a customer’s payment history to determine the need for and amount of an allowance for doubtful accounts.

Income Taxes

We account for income taxes using the asset and liability method, which specifies that deferred tax assets and liabilities be measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided for a portion of our net deferred tax assets when we consider it more likely than not that the asset will not be realized. At December 31, 2014 and 2013, a valuation allowance has been provided for certain deferred tax assets which we have concluded are more likely than not to be realized. If future annual taxable income were to be significantly less than current and projected levels, there is a risk that certain of our deferred tax assets not already provided for by the valuation allowance would expire prior to utilization.

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

Inventory Reserves

We recognize a reserve for obsolete and slow moving inventories based upon estimates of future sales and product redesign.  We consider the number of months supply on hand based on current planned requirements and historical usage.  Additional provisions are made for supplier claims for obsolete materials, prototype inventory and an estimate for physical inventory adjustments.

Stock Based Compensation

We account for grants of employee stock options and restricted stock as compensation expense based upon the fair value on the date of grant and such expense is recognized over the vesting period. We determine fair value of awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as expected volatility, expected life of options, risk-free interest rate and expected dividend yield, in order to arrive at a fair value estimate. Expected volatilities are based on the average of the historical volatility of the Company’s common stock and that of an index of companies in our industry group. To evaluate our assumptions for the expected lives of options, we consider the average holding period of previously exercised options and the remaining terms of outstanding options. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend, the limitations to issue a dividend under the Credit Agreement and management’s current expectation regarding future dividends. We believe that the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value.

Pension Plans

The Company’s obligations and expenses for its pension plans are substantially dependent on the Company’s selection of discount rate and, for the Gentherm GmbH Plan, expected long-term rate of return on plan assets assumptions used by actuaries to calculate these amounts.  Actual results that differ from assumptions used are accumulated and amortized over future periods and generally affect recognized expense in future periods. As such, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods.

Results of Operations Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Product Revenues. Product revenues for 2014 were $811,300,000 compared with product revenues of $662,082,000 for 2013, an increase of $149,218,000, or 23%. Higher revenue was primarily driven by continued strong shipments of CCS and revenue of $24,235,000 from GPT, which was acquired on April 1, 2014.  CCS revenue increased by $84,804,000, or 32%, to $347,483,000, during 2014.  This increase was partially the result of new program launches since 2013 and strong production volumes and sales of the vehicles equipped with CCS systems, particularly vehicles in the luxury segment of the automotive market.  Additionally, certain vehicles that have been redesigned since 2013 are experiencing very strong production and sales levels, including the General Motors K2XX platform and the Jeep Grand Cherokee.  Our seat heater revenue also increased by $30,671,000, or 11%, to approximately $313,166,000. This reflected market penetration on certain vehicle programs and also the strong production volumes on General Motors’ K2XX platform.   We also have significant growth in our heated steering wheel product which showed an increase of $8,109,000, or 29%, to $36,055,000.   Our European based sales were also higher than the prior year as local economies and car sales in that region have improved.  Foreign currency translation of our Euro denominated product revenue for 2014, which was €154,559,000 versus €141,902,000 during 2013, increased our product reported revenues by $538,000.  The average US Dollar/Euro exchange rate for 2014 was 1.3317 versus 1.3282 for 2013.  The US Dollar/Euro exchange rate at the end of 2014 was much lower or 1.2133.  If this lower rate continues during 2015, it will have an unfavorable impact on our reported product revenues during future reporting periods.

Cost of Sales. Cost of sales increased to $569,618,000 in 2014 from $487,320,000 in 2013. This increase of $82,298,000, or 17%, was due to increased sales volume, including that of GPT, partially offset by higher gross margin percentages.  A favorable change in product mix, greater coverage of fixed costs at the higher volume levels, favorable contribution from our new electronics manufacturing facility in China and foreign currency impact on production expenses in the Mexican Peso (“MXN”) and Ukrainian Hryvnia (“UAH”) increased historical gross profit percentage during 2014 to 29.8% compared with 26.4% during 2013.  Additionally, we recorded a favorable adjustment to our warranty accrual totaling $3,744,000 lowering our cost of sales during 2014.  The favorable product mix was primarily attributable to the greater sales growth in CCS products on which we have historically had better margin performance.  We launched our new electronics manufacturing facility during the second quarter of 2013.  This new facility has since been in the process of increasing production volumes by producing existing component products that had formerly been produced by outside suppliers.  During 2014, savings from this insourcing activity were larger than the additional overhead costs of the facility.  We expect to capture further margin improvements as this manufacturing facility continues to increase production volumes.  Our manufacturing plants are located in the Ukraine, Mexico and China.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During 2014, MXN and UAH decreased in value to the USD by 4.3% and 46.3% on average, respectively.

Net Research and Development Expenses. Net research and development expenses were $57,526,000 during 2014 compared to $49,873,000 in 2013, an increase of $7,653,000, or 15%. This increase was primarily driven by additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive heated and cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.  Net research and development expenses also increased by $850,000 due to the acquisition of GPT.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. During 2014, we incurred $1,075,000 in fees and expenses associated with the acquisition of GPT which was completed on April 1, 2014.  During 2013, we incurred $2,414,000 in fees, legal and other expenses associated with the acquisition of Gentherm GmbH shares.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $84,647,000 in 2014 from $72,091,000 in 2013, an increase of $12,556,000, or 17%.  The increase in selling, general and administrative expenses includes the expenses of GPT totaling $6,231,000 since it was acquired on April 1, 2014. The remaining increase in expenses was due to increased management incentive compensation costs, higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases.  The additional employees are primarily related to establishing a new electronics production facility in Shenzhen, China, and increasing sales and marketing efforts aimed at supporting our current product development strategy.

Income Tax Expense. We recorded an income tax expense of $24,102,000 during 2014 representing an effective tax rate of 26% on earnings before income tax of $94,221,000. During 2013, we recorded an income tax expense of $11,097,000 representing an effective tax rate of 24% on earnings before income tax of $46,230,000. This amount included a one-time benefit resulting from the American Taxpayer Relief Act of 2012 (the “Act”) which was signed into law on January 2, 2013.  The Act restored the research and development credit and certain exemptions under the foreign income tax rules, retroactively to the beginning of 2012.  As a result, we recognized approximately $1,300,000 in benefits associated with our 2012 tax year during 2013.  Had the Act been adopted during 2012, the benefit would have been recorded during that year and the 2013 effective tax rate would have been 27%.  The effective tax rates for 2014 and 2013 were lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

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

Cost of Sales. Cost of sales increased to $487,320,000 in 2013 from $413,052,000 in 2012. This increase of $74,268,000, or 18%, was due to increased sales volume partially offset by a higher gross margin percentage. A favorable change in product mix and greater coverage of fixed costs at the higher volume levels increased gross profit percentage during 2013 to approximately 26.4% compared with 25.6% during 2012. The higher gross profit was partially offset by costs to establish a new electronics production facility in Shenzhen, China.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $72,091,000 in 2013 from $64,321,000 in 2012, an increase of $7,770,000, or 12%. This increase was partially due to the termination amounts paid to the former Chief Executive Officer of W.E.T. who resigned during the Second Quarter 2013. Such amounts totaled approximately $1,800,000. We also experienced an increase in expenses due to higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases. The additional employees were primarily related to establishing a new electronics production facility in Shenzhen, China, increasing sales and marketing efforts aimed at supporting our product development strategy and beginning the integration process between historical Gentherm and W.E.T.

Income Tax Expense. We recorded an income tax expense of $11,097,000 during 2013 representing an effective tax rate of 24% on earnings before income tax of $46,230,000. This amount included a one-time benefit resulting from the American Taxpayer Relief Act of 2012 (“the Act”) which was signed into law on January 2, 2013. The Act restored the research and development credit and certain exemptions under the foreign income tax rules, retroactively to the beginning of 2012. As a result, we recognized approximately $1,300,000 in benefits associated with our 2012 tax year during 2013. Had the Act been adopted during 2012, the benefit would have been recorded during that year and our 2013 effective tax rate would have been 27%. Our tax rate differs from the Federal statutory rate for a number of factors. Factors increasing our tax expense include state and local taxes, expenses that are not deductible for tax purposes, certain acquisition expenses incurred in conjunction with the W.E.T. acquisition that are not tax deductible, withholding taxes imposed when our subsidiaries pay upstream dividends, and nondeductible stock compensation. Factors that decrease our tax expense include research and development tax credits, tax exempt income, which includes a portion of our foreign currency gains, nontaxable gains on derivatives and lower tax rates in certain foreign jurisdictions. Finally, the Act was signed into law on January 2, 2013.  During 2012, we recorded an income tax expense of $8,351,000 representing an effective tax rate of 26% on earnings before income tax of $32,672,000.  The 2012 amount included a one-time expense related to the Act equal to the amount of the one-time benefit in 2013.  Had the Act been adopted during 2012, our effective tax rate would have been 22%.

Liquidity and Capital Resources

Cash and Cash Flows

The following table represents our cash and cash equivalents and short-term investments:

	December 31, 2014	December 31, 2013
	(in Thousands)
Cash and cash equivalents	$85,700	$54,885

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents increased by $30,815,000 in 2014. Cash provided by operating activities during 2014 was $80,335,000 and was attributable to net income of $70,119,000, plus non-cash adjustments.  Non-cash adjustments included depreciation and amortization of $35,029,000, stock compensation of $4,652,000, and other items.  Partially offsetting these positive cash flows from operating activities was a net increase in net operating assets and liabilities of $19,876,000, including working capital items, deferred income tax benefit of $11,103,000 and gains on the revaluation of derivatives of $1,039,000.

As of December 31, 2014, working capital was $187,432,000 as compared to $116,786,000 at December 31, 2013, an increase of $70,646,000, or 60%.  This increase was primarily related to the working capital associated with the acquisition of GPT totaling $11,905,000, increases in accounts receivable, inventory, prepaid expenses and other assets and decreases in the current portion of long-term debt totaling $17,900,000, $13,426,000, $7,243,000 and $16,133,000, respectively.  These increases in working capital were partially offset by increases in accounts payable and accrued liabilities of $9,772,000 and $1,604,000, respectively, and decreases in deferred income tax assets of $4,369,000.  Accounts receivable primarily increased as a result of increases in product revenues and timing differences between when sales in 2014 were realized compared with sales realized in 2013.  Working capital was also affected by changes in currency exchange rates.

Cash used in investing activities was $69,874,000 during 2014, reflecting the purchase of GPT and the remaining equity in our North American electronics manufacturing joint venture totaling $31,474,000 and purchases of property, plant and equipment totaling $38,887,000.  Purchases of property and equipment for the period primarily related to expansion of production capacity, as well as replacement of existing equipment.  During 2014, we entered into an agreement to purchase an unoccupied industrial property in Vietnam for purposes of expanding our Asia manufacturing capacity with a new production facility.  We expect to begin production in late 2015.  The new facility is estimated to cost $15,000,000 to $20,000,000.

Cash provided by financing activities was $18,655,000 during 2014, reflecting borrowing against the new Credit Agreement (described below) of $91,592,000.  In addition, we received proceeds from the exercise of common stock options of $7,176,000.  These amounts were partially offset by repayment of the outstanding principal amounts on our US Term Note, US Revolving Note, Europe Term Note and W.E.T. Term Note (collectively, the “Old Credit Agreements”) as well as payments on our new Credit Agreement totaling $79,692,000.

Debt

In August, 2014, the Company repaid all amounts owed under the Old Credit Agreements without penalty.  The Old Credit Agreements and related security and pledge agreements were terminated.  Unamortized and additional financing costs totaling $1,370,000 related to the Old Credit Agreements were expensed to debt retirement expense.

Upon termination of the Old Credit Agreements, the Company, together with certain direct and indirect subsidiaries, entered into a new Credit Agreement (the “Credit Agreement”) with a syndicate of banks led by Bank of America.  The Credit Agreement provides for a $50,000,000 secured term loan facility for Gentherm (the “US Term Loan”), a €20,000,000 secured term loan facility for Gentherm GmbH (the “Europe Term Loan”), and a $100,000,000 secured revolving credit facility (the “US Revolving Note”) with specific borrowing limits for foreign subsidiaries party to such agreement.  The Credit Agreement allows the Company to increase the revolving credit facility or incur additional term loans in an aggregate amount of $50,000,000, subject to specific conditions.

The Company incurred $1,139,000 in expenses associated with the Credit Agreement, of which $451,000 was recorded as deferred financing costs and will be amortized over the life of the Credit Agreement using the effective interest method.  The US Term Loan, Europe Term Loan and the secured revolving credit facility mature in August, 2019.

The Company must maintain certain financial ratios consisting of a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Consolidated Leverage Ratio as defined by the Credit Agreement.

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). Base Rate Loans are equal to the highest of the Federal Funds Rate (0.06% at December 31, 2014) plus 0.50%, Bank of America’s prime rate (3.25% as of December 31, 2014), or a one month Eurocurrency rate plus 1.00%. Eurocurrency Rate Loans denominated in US Dollars or European Euros (“Euros”) are equal to the London Interbank Offered Rate and the Canadian Dealer Offered Rate for Canadian Dollar denominations. All loans denominated in a currency other than the US Dollar, including the Europe Term Loan, must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

The Applicable Rate from the initial period of August 7, 2014 until we submitted our Consolidated Leverage Ratio was 1.75% per annum for Eurocurrency Rate Loans and 0.75% for Base Rate Loans. The Consolidated Leverage Ratio determines, the Applicable Rate for the period, as defined by the Credit Agreement. As long as the Company is not in default of the terms and conditions of the Credit Agreement, the lowest and highest possible Applicable Rate is 1.50% and 2.00%, respectively, for Eurocurrency Rate Loans and 0.50% and 1.00%, respectively, for Base Rate Loans.  Our leverage ratio as of December 31, 2014 qualified us for the lowest Applicable Rate available.  As such, our interest rates have been reduced during the first quarter of 2015.

The Company also has a fixed interest rate loan with the German Investment Corporation (“DEG”), a subsidiary of KfW banking group, a German government-owned development bank (“DEG Loan”). The DEG Loan is subject to semi-annual principal payments beginning March, 2015 and ending September, 2019. Under the terms of the DEG Loan, the Company must maintain a minimum Debt-to-Equity Ratio, Current Ratio and Debt Service Coverage Ratio based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Automotive Systems (China) Limited, as defined by the DEG Loan agreement. We are currently seeking an additional loan with DEG to finance a new production facility in Vietnam for as much as $15,000,000.

The Company has a capital lease agreement for an enterprise resource planning system. Under the terms of the lease, the Company must maintain certain financial covenants. Ownership of the system will be transferred to the Company at the end of the agreement.

The following table summarizes the Company’s debt at December 31, 2014 (in thousands).

	Interest Rate	Principal Balance
Credit Agreement:
US Term Loan	2.00%	$49,375
Europe Term Loan	1.81%	23,963
US Revolving Note	1.92%	12,000
DEG Loan	4.25%	4,805
Capital Lease	4.20%	632
Total debt		90,775
Current portion		(5,306)
Long-term debt, less current maturities		$85,469

As of December 31, 2014, we were in compliance with all terms as outlined in the Credit Agreement, the DEG Loan and the capital lease agreement.

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings. Based on its current operating plan, management believes cash and cash equivalents at December 31, 2014, together with cash flows from operating activities, are sufficient to meet operating and capital expenditure needs, and to service debt, for the foreseeable future. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and materially and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could materially and adversely affect our future operations and business strategy.

Recent Accounting Pronouncements

Revenue from Contracts with Customers.  In May, 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies are to use a five-step contract review model to ensure revenue gets recognized, measured and disclosed in accordance with this principle.

ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2016. The amendments in this update should be applied retrospectively either to each prior reporting period presented or to disclose the cumulative effect recognized at the date of initial application. Gentherm has developed a plan to complete the five-step contract review process for all existing contracts with customers. We are still in the process of determining the impact the implementation of ASU 2014-09 will have on the Company’s financial statements.

Off-Balance Sheet Arrangements

We use letters of credit to guarantee our performance under specific long-term construction contracts executed by our subsidiary, GPT.  The expiration dates of the letter of credit contracts coincide with the expected completion date of the contract.  Extensions are normally made if performance obligations continue beyond the expected completion date.  At December 31, 2014, we had outstanding letters of credit of $1,069,000.

Tabular Disclosure of Contractual Obligations

As of December 31, 2014, the following amounts, aggregated by type of contract obligation, are known to come due in the periods stated:

Contractual Obligations	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs
Long-Term Debt Obligations(1)	$90,143	$4,674	$18,665	$66,804
Capital Lease Obligations	$632	$632	$—	$—
Operating Lease Obligations	$15,488	$6,932	$7,759	$797
Totals	$106,263	$12,238	$26,424	$67,601

(1)	Long-Term Debt Obligations do not include an amount payable for interest.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations and foreign currency contracts. We have in the past, and may in the future, place our investments in bank certificates of deposits, debt instruments of the U. S. government, and in high-quality corporate issuers.

We are exposed to market risk from changes in foreign currency exchange rates and short-term interest rates. Market risks for changes in interest rates relate primarily to our debt obligations under our Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in the location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi and Korean Won.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated condensed statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses a market approach to value derivative instruments, analyzing observable benchmark rates at commonly quoted intervals for the instrument’s full term.

In March, 2008, Gentherm GmbH, entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000, or $12,133 as of December 31, 2014, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of Gentherm GmbH. Counterparty of the CRS was HypoVereinsbank AG (now UniCredit Bank AG, “UniCredit”), at the time, their main bank. Under this agreement, Gentherm GmbH receives interest equal to the six month Euro Interbank Offered Rate (“EURIBOR”), 0.17% at December 31, 2014, plus 1.40% and pays interest equal to the six month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”) equals or exceeds 1.46 EUR to the CHF.  When the exchange rate is less than 1.46 (it was 1.20 at December 31, 2014), Gentherm GmbH pays interest equal to the six month EURIBOR plus a premium. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100.

In 2011, Gentherm GmbH brought a lawsuit against UniCredit, because of the recommendation to enter into the CRS. On March 25, 2013, the Munich District Court in Munich, Germany ruled in favor of Gentherm GmbH, asserting that UniCredit had a conflict of interest as financial advisor and counterparty to the CRS and violated its duty to disclose the initial negative market value of the CRS. The Munich District Court ruled that UniCredit must (1) pay €144,000 to Gentherm GmbH and (2) bear the costs of all future obligations under the CRS, which were €7,553,000 or $9,164,000 as of December 31, 2014, plus additional accrued liabilities for past due payments under the CRS of approximately €7,146,000, or $8,670,000 as of December 31, 2014. UniCredit has appealed the decision. The appeal is pending. As a result, the Company cannot be certain that any portion of the award by the Munich District Court will be upheld. See the derivatives table below for information about our future obligations under the CRS as of December 31, 2014 and 2013, respectively. Gentherm GmbH has entered into an offsetting derivative contract designed to limit the market risk of payments due under the CRS through the end of the CRS agreement, in 2018.

Information related to the fair values of derivative instruments in our consolidated balance sheet as of December 31, 2014 is as follows (in thousands):

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,466)
					Non current liabilities	(6,698)
Total CRS						$(9,164)	$(9,164)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$145			$145
			Non-current assets	1,345			$1,345
Total foreign currency derivatives				$1,490			$1,490

Information related to the fair values of derivative instruments in our consolidated balance sheet as of December 31, 2013 is as follows (in thousands):

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,471)
					Non current liabilities	(9,358)
Total CRS						$(11,829)	$(11,829)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$1			$1
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$66			$66
			Non-current assets	1,969			$1,969
Total foreign currency derivatives				$2,036			$2,036
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(81)	$(81)

Information related to the effect of derivative instruments on our consolidated income statement and statement of comprehensive income is as follows (in thousands):

	Location	Year Ended December 31, 2014	Year Ended December 31, 2013
Foreign currency derivatives	Revaluation of derivatives	$640	(1,327)
	Product Revenues	(390)	—
	Cost of Sales	(174)	—
	Selling, general and administrative	(161)	—
	Other Comprehensive Income	(10)	—
	Foreign currency gain (loss)	(976)	(761)
Total foreign currency derivatives		$(1,071)	$(2,088)
CRS	Revaluation of derivatives	$(1,157)	$2,335
Interest Rate derivatives	Revaluation of derivatives	$(1)	$(2)
	Other Comprehensive Income	81	143

Interest Rate Sensitivity

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in U.S. dollars ($USD) or European Euros (€EUR), as indicated in parentheses.

December 31, 2014

	Expected Maturity Date
	2015	2016	2017	2018	2019	Total	Fair Value
	(In Thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$632	$—	$—	$—	$—	$632	$632
Average Interest Rate	4.20%					4.20%
Fixed Rate (€EUR)	$961	$961	$961	$961	$961	$4,805	$4,805
Average Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Variable Rate ($USD)	$2,500	$2,813	$3,750	$4,062	$48,250	$61,375	$61,375
Average Interest Rate	1.98%	1.98%	1.98%	1.98%	1.98%	1.98%
Variable Rate (€EUR)	$1,213	$1,365	$1,820	$1,972	$17,593	$23,963	$23,963
Average Interest Rate	1.81%	1.81%	1.81%	1.81%	1.81%	1.81%

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

December 31, 2014

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2015	2016	2017	2018	2019	Total	Fair Value
	(In Thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive CHF/Pay EUR€)
Total Contract Amount (€)	€12,336	€12,437	€12,302	€6,151	€—	€43,226	€1,228
Average Contract Rate	1.20	1.20	1.20	1.20		1.20

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Financial Information – Selected Quarterly Financial Data

Unaudited Quarterly Financial Data

For the Years Ended December 31, 2014 and 2013

(In thousands, except per share data)

	For the three months ended,
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Product revenues	$193,938	$206,182	$206,012	$205,168
Gross margin	57,025	60,757	61,585	62,315
Operating income	25,038	24,514	24,126	24,756
Net income	16,579	16,423	17,288	19,829
Basic earnings per share	$0.47	$0.46	$0.49	$0.56
Diluted earnings per share	$0.47	$0.46	$0.48	$0.55

	For the three months ended,
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Product revenues	$148,090	$160,520	$171,182	$182,290
Gross margin	39,051	40,152	45,917	49,642
Operating income	9,965	8,590	14,812	17,017
Net income (loss)	9,909	5,528	8,765	10,931
Loss (gain) attributable to non-controlling interest	(1,258)	(19)	(63)	27
Net income (loss) attributable to Gentherm Incorporated	8,651	5,509	8,702	10,958
Convertible preferred stock dividends	(923)	(540)	(159)	—
Net income (loss) attributable to common shareholders	7,728	4,969	8,543	10,958
Basic earnings per share	$0.24	$0.15	$0.25	$0.31
Diluted earnings per share	$0.24	$0.15	$0.24	$0.31

The sum of the quarterly amounts shown above may not be the same as the annual totals shown in our consolidated financial statements or elsewhere in this report due to rounding. Certain reclassifications for prior year’s amounts have been made to conform with current year’s presentation. The audited consolidated financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations of all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake.  The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2014.  Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2014.

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, us or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, including the possibility of collusion or improper management override of controls, misstatements due to error or fraud, internal control over financial reporting may not prevent or detect misstatements on a timely basis or not at all. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

Our independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of our internal control over financial reporting as stated in its report included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth quarter ended December 31, 2014 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2015 annual meeting of shareholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1 – Election of Directors”, “Board Matters – The Board of Directors”, “Board Matters – Committees of the Board”, “Board Matter – Corporate Governance”,  “Additional  Information – Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information – Requirements for Submission of Shareholder Proposals and Nominations for 2016 Annual Meeting.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Compensation Discussion and Analysis”, “Named Executive Officer Compensation Tables”, “Board Matters – Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Additional Information – Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Related Person Transactions” and “Proposal No. 1 – Election of Directors – Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is set forth under the following captions in our Proxy Statement, which is incorporated by reference herein by reference: “Audit Committee Matters.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of the Company and report of independent accountants are included in Item 15 of this Annual Report:

2.	Financial Statement Schedule.

The following Schedule to Financial Statements is included herein:

Schedule II — Valuation and Qualifying Accounts.

3.	Exhibits.

The exhibits to this Report are as follows:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Restated Articles of Incorporation of Gentherm Incorporated (the “Company”)		8-K		3.1	5/7/14
3.2	Amended and Restated Bylaws of the Company		8-K		3.1	1/2/13
3.2	First Amendment to the Amended and Restated Bylaws of the Company		8-K		3.1	11/21/13
4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent		8-K		4.1	1/27/09
4.2	Amendment to Rights Agreement, dated as of March 30, 2011, by and between the Company and Computershare Trust Company, N.A., as Rights Agent		8-K		4.2	3/31/11
10.1.1*	Amended and Restated 1997 Stock Incentive Plan		Schedule 14A		A	4/30/01
10.1.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan		8-K		10.1	5/23/05
10.1.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan		8-K		10.2	5/23/05
10.2.1*	2006 Equity Incentive Plan		Schedule 14A		A	4/24/06
10.2.2*	First Amendment to 2006 Equity Incentive Plan		10-K	12/31/06	10.3.2	2/20/07
10.2.3*	Second Amendment to 2006 Equity Incentive Plan		8-K		10.1	3/20/07
10.2.4*	Third Amendment to 2006 Equity Incentive Plan		Schedule 14A		B	4/20/09
10.2.5*	Fourth Amendment to 2006 Equity Incentive Plan		8-K		10.8	3/31/11
10.2.6*	Fifth Amendment to 2006 Equity Incentive Plan		10-K	12/31/11	10.3.6	3/15/12
10.2.7*	Sixth Amendment to 2006 Equity Incentive Plan		8-K		10.2	5/20/13
10.3.1*	2011 Equity Incentive Plan		Schedule 14A		A	5/20/11
10.3.2*	First Amendment to 2011 Equity Incentive Plan		10-K	12/31/11	10.3.8	3/15/12
10.3.3*	Second Amendment to 2011 Equity Incentive Plan		8-K		10.3	5/11/12
10.3.4*	Third Amendment to 2011 Equity Incentive Plan		8-K		10.3	5/20/13
10.4.1*	2013 Equity Incentive Plan		Schedule 14A		A	4/22/13
10.4.2*	Form of Stock Option Award Agreement under the 2013 Equity Incentive Plan		8-K		10.1	6/27/13
10.4.3*	Form of Stock Appreciation Right Award Agreement under the 2013 Equity Incentive Plan		8-K		10.2	6/27/13
10.4.4*	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Plan		8-K		10.3	6/27/13
10.5*	The Executive Nonqualified Defined Benefit Plan of Gentherm Incorporated effective as of April 1, 2008		10-Q	6/30/08	10.18	8/11/08

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.6.1	Credit Agreement, dated as of August 7, 2014, by and among the Company, Gentherm GmbH, Gentherm (Texas), Inc., Gentherm Canada Ltd., Global Thermoelectric Inc., the lenders party thereto and Bank of America, N.A., as administrative agent		8-K		10.1	8/7/14
10.6.2	Pledge and Security Agreement, dated as of August 7, 2014, by and among the Company, Gentherm (Texas), Inc., Westridge Haggerty LLC and Bank of America, N.A.		8-K		10.2	8/7/14
10.7*	Service Agreement between Gentherm GmbH and Frithjof Oldorff dated as of September 22, 2014.		8-K		10.1	9/23/14
10.8	Summary of Non-Employee Director Compensation	X
21	List of Subsidiaries (Direct and Indirect) of the Company	X
23.1	Consent of Grant Thornton LLP	X
24	Power of Attorney	X
31.1	Section 302 Certification - CEO	X
31.2	Section 302 Certification – CFO	X
32.1	Section 906 Certification – CEO	X
32.2	Section 906 Certification - CFO	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan or arrangement.

GENTHERM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash & cash equivalents	$85,700	$54,885
Accounts receivable, less allowance of $2,847 and $1,807, respectively	136,183	118,283
Inventory	77,643	64,217
Derivative financial instruments	145	67
Deferred income tax assets	6,247	10,616
Prepaid expenses and other assets	29,107	21,864
Total current assets	335,025	269,932
Property and equipment, net	91,727	79,234
Goodwill	30,398	25,809
Other intangible assets, net of accumulated amortization of $53,756 and $44,474, respectively	68,129	83,431
Deferred financing costs	406	1,072
Deferred income tax assets	18,843	7,103
Derivative financial instruments	1,345	1,969
Other non-current assets	12,019	13,373
Total assets	$557,892	$481,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$71,434	$61,662
Accrued liabilities	68,387	66,783
Current maturities of long-term debt	5,306	21,439
Derivative financial instruments	2,466	2,552
Deferred income tax liabilities	—	710
Total current liabilities	147,593	153,146
Pension benefit obligation	10,321	6,868
Other Liabilities	2,788	1,601
Long-term debt, less current maturities	85,469	60,881
Derivative financial instruments	6,698	9,358
Deferred tax liabilities	10,804	17,975
Total liabilities	263,673	249,829
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 35,696,742 and 34,929,334 issued and outstanding at December 31, 2014 and 2013, respectively	243,255	232,067
Paid-in capital	(8,224)	(9,582)
Accumulated other comprehensive income	(25,743)	(5,203)
Accumulated earnings	84,931	14,812
Total shareholders’ equity	294,219	232,094
Total liabilities and shareholders’ equity	$557,892	$481,923

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Product revenues	$811,300	$662,082	$554,979
Cost of sales	569,618	487,320	413,052
Gross margin	241,682	174,762	141,927
Operating costs and expenses:
Research and development expenses	66,411	52,197	43,189
Reimbursed research and development expenses	(8,885)	(2,324)	(2,239)
Net research and development expenses	57,526	49,873	40,950
Acquisition transaction expenses	1,075	2,414	—
Selling, general and administrative expenses	84,647	72,091	64,321
Total operating costs and expenses	143,248	124,378	105,271
Operating income	98,434	50,384	36,656
Interest expense	(3,262)	(3,543)	(4,136)
Debt retirement expense	(1,370)	—	—
Revaluation of derivatives (loss) gain	(518)	1,006	(2,292)
Foreign currency (loss) gain	(218)	(2,228)	2,201
Gain (loss) from equity investment	785	436	(82)
Other income	370	175	325
Earnings before income tax	94,221	46,230	32,672
Income tax expense	24,102	11,097	8,351
Net income	70,119	35,133	24,321
Income attributable to non-controlling interest	—	(1,313)	(6,449)
Net income attributable to Gentherm Incorporated.	70,119	33,820	17,872
Convertible preferred stock dividends	—	(1,622)	(6,711)
Net income attributable to common shareholders	$70,119	$32,198	$11,161
Basic earnings per share	$1.98	$0.96	$0.39
Diluted earnings per share	$1.95	$0.94	$0.39
Weighted average number of shares—basic	35,412	33,653	28,353
Weighted average number of shares—diluted	36,049	34,124	28,862

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net Income	$70,119	$35,133	$24,321
Other comprehensive income (loss), gross of tax:
Net gain (loss) on pension benefit obligation	(2,295)	126	(1,225)
Foreign currency translation adjustments (loss) gain	(25,044)	5,315	4,465
Unrealized loss on foreign currency derivative securities	(10)	—	—
Unrealized gain (loss) on interest rate derivative securities	81	143	(18)
Other comprehensive income (loss), gross of tax	$(27,268)	$5,584	$3,222
Other comprehensive income, related tax effects:
Net gain on pension benefit obligation	680	18	193
Foreign currency translation adjustments	6,048	426	108
Other comprehensive income, related tax effect	$6,728	$444	301
Other comprehensive income (loss), net of tax:	$(20,540)	$6,028	$3,523
Comprehensive income:	49,579	41,161	27,844
Less: comprehensive income (loss) attributable to the non-controlling interest	—	(271)	7,523
Comprehensive income attributable to Gentherm Incorporated:	$49,579	$41,432	$20,321

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common				Loss on Pension	Currency	Foreign Currency	Currency	Total	Non-
	Stock		Paid-in	Accumulated	Benefit	Translation	Hedge	Hedge	Gentherm	Controlling
	Shares	Amount	Capital	Earnings	Obligation	Adjustment	Adjustment	Adjustment	Equity	Interest	Total
Balance at December 31, 2011	23,515	$80,502	$23,387	$(28,544)	$(170)	$(14,378)	$—	$(206)	$60,591	$44,194	$104,785
Public stock offering	5,290	75,532	—	—	—	—	—	—	75,532	—	75,532
Exercise of Common Stock options for cash	177	1,035	(261)	—	—	—	—	—	774	—	774
Tax benefit from Exercises of Common Stock options	—	—	171	—	—	—	—	—	171	—	171
Common Stock issued to employees and consultants	155	429	—	—	—	—	—	—	429	—	429
Stock option compensation	—	—	823	—	—	—	—	—	823	—	823
Convertible preferred stock dividends	—	—	—	(6,711)	—	—	—	—	(6,711)	—	(6,711)
Preferred stock principal paid in common stock	601	7,780	—	—	—	—	—	—	7,780	—	7,780
Preferred stock dividend paid in common stock	80	1,031	—	—	—	—	—	—	1,031	—	1,031
Proceeds from subsidiary issuance of equity shares	—	—	—	—	—	—	—	—	—	1,921	1,921
Distribution paid to non-controlling interest	—	—	—	—	—	—	—	—	—	(290)	(290)
Net loss on pension benefit obligation	—	—	—	—	(1,032)	—	—	—	(1,032)	—	(1,032)
Currency translation, net	—	—	—	—	—	4,573	—	—	4,573	1,074	5,647
Interest rate hedge, net	—	—	—	—	—	—	—	(18)	(18)	—	(18)
Net income	—	—	—	17,872	—	—	—		17,872	6,449	24,321
Balance at December 31, 2012	29,818	$166,309	$24,120	$(17,383)	$(1,202)	$(9,805)	—	$(224)	$161,815	$53,348	$215,163
Acquisition of non-controlling interest	3,300	42,517	(35,080)	—	—	—	—	—	7,437	(53,074)	(45,637)
Exercise of Common Stock options for cash	673	6,624	(1,823)	—	—	—	—	—	4,801	—	4,801
Tax benefit from Exercises of Common Stock options	—	—	2,074	—	—	—	—	—	2,074	—	2,074
Common Stock issued to Board of Directors and employees	184	1,509	—	—	—	—	—	—	1,509	—	1,509
Stock option compensation	—	—	1,127	—	—	—	—	—	1,127	—	1,127
Convertible preferred stock dividends	—	—	—	(1,622)	—	—	—	—	(1,622)	—	(1,622)
Stock issued upon conversion of preferred stock	954	15,108	—	—	—	—	—	—	15,108	—	15,108
Distribution paid to non-controlling interest	—	—	—	(3)	—	—	—	—	(3)	(3)	(6)
Net gain on pension benefit obligation	—	—	—	—	144	—	—	—	144	—	144
Currency translation, net	—	—	—	—	—	5,741	—	—	5,741	(1,584)	4,157
Interest rate hedge, net	—	—	—	—	—	—	—	143	143	—	143
Net income	—	—	—	33,820	—	—	—	—	33,820	1,313	35,133
Balance at December 31, 2013	34,929	$232,067	$(9,582)	$14,812	$(1,058)	$(4,064)	$—	$(81)	$232,094	$—	$232,094
Exercise of Common Stock options for cash	731	9,595	(2,419)	—	—	—	—	—	7,176	—	7,176
Tax benefit from Exercises of Common Stock options	—	—	1,831	—	—	—	—	—	1,831	—	1,831
Common Stock issued to Board of Directors and employees	105	2,706	—	—	—	—	—	—	2,706	—	2,706
Stock option compensation	—	—	1,946	—	—	—	—	—	1,946	—	1,946
Cancelation of restricted stock	(68)	(1,113)	—	—	—	—	—	—	(1,113)	—	(1,113)
Net loss on pension benefit obligation, net	—	—	—	—	(1,615)	—	—	—	(1,615)	—	(1,615)
Currency translation, net	—	—	—	—	—	(18,996)	—	—	(18,996)	—	(18,996)
Foreign currency hedge, net	—	—	—	—	—	—	(10)	—	(10)	—	(10)
Interest rate hedge, net	—	—	—	—	—	—	—	81	81	—	81
Net income	—	—	—	70,119	—	—	—	—	70,119	—	70,119
Balance at December 31, 2014	35,697	243,255	(8,224)	84,931	(2,673)	(23,060)	(10)	—	294,219	—	294,219

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$70,119	$35,133	$24,321
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,029	31,249	30,627
Deferred income taxes	(11,103)	(2,121)	618
(Gain) loss on revaluation of derivatives	(1,039)	(2,678)	167
Debt extinguishment expenses	1,370	—	—
Stock compensation	4,652	2,636	1,252
Loss on sale of property, plant & equipment	131	106	555
Provision for doubtful accounts	1,017	(705)	533
Defined benefit pension plan expense	820	(659)	50
(Gain) loss from equity investment	(785)	(436)	82
Changes in operating assets and liabilities:
Accounts receivable	(16,902)	(13,828)	(18,367)
Inventory	(8,367)	(9,600)	(5,847)
Prepaid expenses and other assets	(5,871)	(9,446)	(3,228)
Accounts payable	6,956	18,255	1,788
Accrued liabilities	4,308	11,888	4,314
Net cash provided by operating activities	80,335	59,794	36,865
Investing Activities:
Purchases of derivative financial instruments	—	—	(7,787)
Purchase of non-controlling interest	—	(48,567)	—
Investment in subsidiary, net of cash acquired	(31,474)	—	—
Loan to equity investment	—	—	(590)
Cash invested in corporate owned life insurance	—	(266)	(265)
Purchases of property and equipment	(38,887)	(35,861)	(26,793)
Proceeds from the sale of property and equipment	487	11	40
Net cash used in investing activities	(69,874)	(84,683)	(35,395)
Financing Activities:
Distribution paid to non-controlling interest	—	(3)	(290)
Cash paid for financing costs	(1,139)	—	(264)
Borrowing of Debt	91,592	45,669	3,326
Repayments of Debt	(79,692)	(24,496)	(22,953)
Proceeds from public offering of common stock	—	—	75,532
Cash paid for the cancellation of restricted stock	(1,113)	—	—
Excess tax benefit from equity awards	1,831	2,074	171
Proceeds from sale of W.E.T. equity to non-controlling interest	—	—	1,921
Redemption of Series C Preferred Stock	—	(8,446)	(23,340)
Series C Preferred Stock Holders dividend	—	(696)	(2,400)
Proceeds from the exercise of Common Stock options	7,176	4,801	774
Net cash provided by financing activities	18,655	18,903	32,477
Foreign currency effect on cash and cash equivalents	1,699	2,719	366
Net (decrease) increase in cash and cash equivalents	30,815	(3,267)	34,313
Cash and cash equivalents at beginning of period	54,885	58,152	23,839
Cash and cash equivalents at end of period	$85,700	$54,885	$58,152
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,558	$2,653	$3,545
Cash paid for taxes	$21,756	$11,326	$8,445
Supplemental disclosure of non-cash transactions:
Issuance of Common Stock to non-controlling interest	$—	$42,517	$7,780
Issuance of Common Stock for Series C Preferred Stock conversion	$—	$15,108	$1,031
Capital Lease	—	3,254	—
Common stock issued to directors and employees	$2,706	$1,509	$429

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — The Company

Gentherm Incorporated is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies.  Unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated and its consolidated subsidiaries. Our products can be found on the vehicles of nearly all major automotive manufacturers, spanning all major automotive markets.  We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and to identify future thermal technology product opportunities in both automotive and other markets.   We concentrate our research on the development of new technologies that will improve overall product effectiveness and customer satisfaction.  We also focus on developing new design applications from our existing technologies to create new products and market opportunities for thermal comfort solutions.

Buyout of Joint Venture Partner

In February, 2014, we acquired all of the previously unowned shares in our North American electronics manufacturing joint venture which had previously been accounted for under the equity method.  The purchase was accounted for using the acquisition method and resulted in a gain of $785.

Gentherm Global Power Technologies

In April, 2014, we acquired all of the stock of privately-held Global Thermoelectric Inc., now known as Gentherm Global Power Technologies (“GPT”), in an all-cash transaction.  GPT is the global market leader and developer of thermoelectric generators.  GPT’s operations are located in Alberta, Canada.  See Note 3 for additional information regarding the acquisition of GPT.

The Company has two reportable segments for financial reporting purposes: Automotive and Industrial.

Automotive

The Automotive reporting segment represents the aggregated results from Gentherm’s three geographic operating segments:  North America, Europe and Asia.  Results from our automotive seat comfort systems, specialized automotive cable systems and other automotive and non-automotive thermal convenience products are reported in the automotive segment.

Automotive seat comfort systems include seat heaters, variable temperature climate control seats (“CCS”) designed to provide individualized thermal comfort to automobile passengers, and integrated electronic components, such as blowers and electronic control units.  Specialized automotive cable system products include ready-made wire harnesses and related wiring products. Thermal convenience products, such as the automotive steering wheel heater, heated and cooled cup holder and heated and cooled storage bin, are reported within the automotive segment because revenues from such products individually are not currently significant to our business.

Our customers include light vehicle OEMs, commercial vehicle OEMs, and Tier 1 suppliers to the automotive OEMs, including automotive seat manufacturers.  Non-automotive thermal convenience product customers include companies in the telecommunications, information technology, furniture and medical equipment industries.

Industrial

The Industrial reporting segment represents the combined results from GPT and Gentherm’s advanced research and product development division.  The advanced research and product development division is engaged in projects to improve the efficiency of thermal management technologies and to develop, market, and distribute products based on these new technologies.  The operating results of GPT and the advanced research and development division are presented together as one reporting segment due to the complementary set of technologies and high concentration of thermoelectric technologies being researched.  See Item 1: Business section of this report for a description of significant research and development activities.

See Note 11 for information regarding segment revenues, including geographic composition, and operating income from external customers.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation

Consolidation

The consolidated financial statements at and for the years ended December 31, 2014, 2013 and 2012, reflect the consolidated financial position and consolidated operating results of the Company.  Investments in affiliates in which Gentherm does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Intercompany accounts have been eliminated in consolidation. Certain reclassifications of prior years’ amounts have been made to conform with the current year’s presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation.

Disclosures About Fair Value of Financial Instruments

The carrying amounts of financial instruments comprising cash and cash equivalents, short-term investments and accounts receivable approximate fair value because of the short maturities of these instruments. The carrying amount of the Company’s long-term debt approximates its fair value because interest charged on the loan balance is variable.  See Note 13 for information about the techniques used to assess the fair value of financial assets and liabilities.

Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accrued Warranty Costs

The Company recognizes an estimated cost associated with warranty claims on its products at the time of sale. The amount recognized is based on estimates of future failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period:

	December 31,
	2014		2013
Balance at beginning of year	$10,308		$8,588
Warranty claims paid or retired	(1,102)		(676)
Reversal of previously recorded liability	(3,744	)(1)	—
Expense	555		2,118
Adjustment due to currency translation	(796)		278
Balance at end of year	$5,221		$10,308

(1)

During 2014, we reversed accruals for warranty liabilities.  The reversal was due to management’s review of the facts and circumstances of the liability and the conclusion that the likelihood of settlement would be remote. The reversal is included as a reduction to the reported cost of sales during the year ended December 31, 2014.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Concentration of Credit Risk

Financial assets, which subject the Company to concentration of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. Cash equivalents consist of money market funds managed by major financial services companies. The credit risk for these cash equivalents is considered limited. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectability and does not require collateral. As of December 31, 2014, Johnson Controls Inc., Lear Corporation and Magna International Inc. comprised 27%, 27% and 5% respectively, of the Company’s accounts receivable balance. As of December 31, 2013, Johnson Controls Inc., Lear Corporation and Magna International Inc. comprised 27%, 24% and 7% respectively, of the Company’s accounts receivable balance. These accounts are currently in good standing.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts once exposure to collection risk of an accounts receivable is specifically identified. We analyze the length of time an account receivable is outstanding, as well as a customer’s payment history and ability to pay to determine the need for an amount of an allowance for doubtful accounts.

Inventory

The Company’s inventory is valued at the lower of cost (the first-in, first-out basis) or market. Raw materials, consumables and commodities are measured at cost of purchase and unfinished and finished goods are measured at cost of production, using the weighted average method. If the net realizable value expected on the reporting date is below cost, a write-down is recorded to adjust inventory to its net realizable value. The Company provides a reserve for obsolete and slow moving inventories based upon estimates of future sales and product redesign. The following is a reconciliation of the changes in the inventory reserve:

	December 31,
	2014	2013
Balance at beginning of year	$2,933	$2,185
Expense	2,204	779
Inventory write off	(154)	(6)
Adjustment due to currency translation	(181)	(25)
Balance at end of year	$4,802	$2,933

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

Depreciation and amortization are computed using the straight-line method. The estimated useful lives of the Company’s property and equipment are as follows:

Asset Category	Useful Life
Buildings	5 to 50 years
Plant and Equipment	1 to 20 years
Production tooling	Estimated life of tool (2 to 5 years)
Leasehold improvements	Shorter of estimated life or term of lease
Computer equipment and software	1 to 10 years
Capital Leases	Shorter of useful life or term of lease

The Company recognized depreciation expense of $14,930, $14,810 and $14,298 for the three years ending December 31, 2014, 2013 and 2012, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets recorded in conjunction with business combinations are based on the Company’s estimate of fair value, as of the date of acquisition. A roll forward of goodwill from December 31, 2012 to December 31, 2014 is as follows:

December 31, 2012	$24,729
Exchange rate impact	1,080
December 31, 2013	$25,809
Goodwill arising from the acquisition of GPT	6,258
Exchange rate impact	(1,669)
December 31, 2014	$30,398

The fair value and corresponding useful lives for acquired intangible assets are listed below as follows:

Asset Category	Useful Life
Customer relationships	10-15 years
Order Backlog	0.5 years
Technology	8-10 years
Production Development Costs	4 years

Our business strategy largely centers on designing products based upon internally developed and purchased technology. When possible, we protect these technologies with patents. Our policy is to expense all costs associated with the issuance of new patents as incurred. Such costs are classified as research and development expenses in our consolidation statements of income.

Patents purchased as part of a business combination are capitalized based on their fair values.  Periodically, we review the recoverability and remaining lives of our capitalized patents, and if necessary make adjustments to reported amounts, based upon unfavorable impacts from market conditions, competitive technologies and our projected business plans.

A total of $16,941, $17,570 and $15,817 in other intangible assets, including capitalized patent costs, were amortized in 2014, 2013 and 2012, respectively.

An estimate of intangible asset amortization by year, is as follows:

2015	$15,848
2016	14,471
2017	14,471
2018	11,527
2019	10,121
Thereafter	1,525

Impairments of Long-Lived Assets, Other Intangible Assets and Goodwill

Whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable, the Company will compare the carrying amount of the asset to the recoverable amount of the asset. The recoverable amount is defined as the greater of the asset’s fair value less costs to sell or its value in use. An impairment loss is recognized if the carrying amount of an asset exceeds the recoverable or fair value amount. An assessment of fair value could utilize quoted market prices, fair value appraisals, management forecasts or discounted cash flow analyses. No such triggering events occurred during the periods ended December 31, 2014 and 2013, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Annually on December 31st, and at interim periods when circumstances require, the Company tests the recoverability of its goodwill. The goodwill test utilizes a two-step analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows, excluding any financing costs or dividends, generated by each reporting unit and a comparison of market values of a group of comparable companies. The Company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the Company’s reporting units. An impairment of goodwill did not occur during the periods ending December 31, 2014 and 2013, respectively.

Product Revenues

Revenue from the sale of goods is recognized when the significant risks and rewards of ownership of the goods have been transferred to the buyer, the price can be measured reliably, recovery of consideration is probable and costs incurred or to be incurred from the transaction can be reasonably estimated. The Company sells its products under purchase order contracts issued by its customers. These contracts involve the sale of goods at fixed prices and provide for related transfer of ownership risk to the customer upon shipment from the Company’s warehouse location or in some cases upon receipt of the goods at the customer’s facility. Shipping and handling costs are recognized in cost of sales. With only a few minor exceptions, payment terms for these contracts range from 30 to 120 days from the date of shipment. The Company does not extend cash discounts for early payment.

For construction-type contract revenues recognized in our industrial segment, the completed-contract method is used to determine revenue and the cost of earned revenue.  The transfer of ownership upon shipment is used to determine substantial completion and the recognition of revenue for these construction-type contracts.

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

Tooling

The Company incurs costs related to tooling used in the manufacture of products sold to its customers. In some cases, the Company enters into contracts with its customers whereby the Company incurs the costs to design, develop and purchase tooling and is then reimbursed by the customer under a reimbursement contract. Tooling costs that will be reimbursed by customers are included in prepaid expenses and other current assets at the lower of accumulated cost or the customer reimbursable amount. Approximately $2,298 and $1,691 of reimbursable tooling was capitalized within prepaid expenses and other current assets as of December 31, 2014 and 2013, respectively. Company-owned tooling is included in property and equipment and depreciated over its expected useful life, generally two to five years. Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions, where appropriate, for tooling costs that will not be recovered.

Research and Development Expenses

Research and development activities are expensed as incurred. The Company groups development and prototype costs and related reimbursements in research and development. The Company recognizes amounts due as reimbursements for expenses as these expenses are incurred.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding. The Company’s diluted earnings per common share give effect to all potential shares of Common Stock outstanding during a period that are not anti-dilutive. In computing the number of diluted shares outstanding, the treasury stock method is used in order to arrive at a net number of shares created upon the conversion of Common Stock equivalents.

Stock Based Compensation

Share-based payments that involve the issuance of common stock to employees, including grants of employee stock options and restricted stock, are recognized in the financial statements as compensation expense based upon the fair value on the date of grant.

Share-based payments that are satisfied only by the payment of cash, such as stock appreciation rights, are accounted for as liabilities.  The liability is reported at market value of the vested portion of the underlying units.  During each period, the change in the liability is recorded as compensation expense during periods when the liability increases or income during periods in which the liability decreases.

The Company’s stock-based  compensation expense and related deferred tax benefit were $8,601 and $2,949, respectively, for the year ended December 31, 2014, $3,103 and $419, respectively, for the year ended December 31, 2013, and $823 and $301, respectively, for the year ended December 31, 2012.

Pension Plans

The Company’s obligations and expenses for its pension plans are dependent on the Company’s selection of discount rate and expected long-term rate of return on plan assets assumptions used by actuaries to calculate these amounts.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Non-Controlling Interests

Effective January 1, 2009 we adopted ASC 810 “Consolidation”, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest in a gain or loss when a subsidiary is deconsolidated. ASC 810 requires that a non-controlling interest, previously referred to as a minority interest, be reported as part of equity in the consolidated financial statements and that losses be allocated to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributable to the controlling interest. The Company’s minority interest was primarily from the non-controlling shareholders of Gentherm GmbH.  As of December 31, 2013, none of these non-controlling shares of Gentherm GmbH remained outstanding and, therefore, Gentherm owned 100 percent of Gentherm GmbH due to the purchase of certain outstanding shares during the year and due to shares tendered, as further described below.

Subsequent Events

We have evaluated subsequent events through the date that our consolidated financial statements are issued.  No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

Note 3 — Gentherm Global Power Technologies

GPT develops, manufactures and sells thermoelectric and non-thermoelectric power generation systems and related products. The principal application for these technologies include natural gas well and pipeline protection systems and remote power generation for instrumentation, automation and telecommunication systems.

Results of operations for GPT are included in the Company’s consolidated financial statements beginning April 1, 2014. GPT contributed $24,235 in product revenues and $776 in operating income for the year ended December 31, 2014.

Purchase Price Allocation

The purchase price of approximately $30,759, net of cash acquired of $3,061, has been allocated to the values of assets acquired and liabilities assumed as of April 1, 2014. An appraisal was completed to assist management in determining the fair value of acquired assets and assumed liabilities, including identifiable intangible assets. The final purchase price allocation is as follows:

Accounts receivable	$10,200
Inventory	6,487
Deferred income tax assets, net	3,499
Order backlog	815
Prepaid expenses and other assets	258
Property and equipment	716
Customer relationships	5,524
Technology	2,807
Trade name	725
Goodwill	6,258
Assumed liabilities	(6,530)
Net assets acquired	30,759
Cash acquired	3,061
Purchase price	$33,820

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Gentherm Global Power Technologies (Continued)

Supplemental Pro Forma Information

The unaudited pro forma combined historical results for the amounts of GPT’s revenue and earnings that would have been included in the Company’s consolidated statements of income had the acquisition occurred on January 1, 2014 and January 1, 2013 are as follows:

	Year Ended December 31,
	2014	2013
Product revenues	$824,311	$694,697
Net income	71,997	35,348

The pro forma information includes adjustments for the effect of the amortization of intangible assets recognized in the acquisition. This pro forma information is not necessarily indicative of future operating results.

Goodwill

We recorded goodwill of approximately $6,258 arising from the acquisition. It is estimated that none of the goodwill recognized will be deductible for income tax purposes. Goodwill represents intangible assets that do not qualify for separate recognition.

Intangible Assets

In conjunction with the acquisition, intangible assets of $9,871 were recorded. The Company’s estimate of the fair value of these assets at the time of the acquisition was determined with the assistance of an independent third-party valuation firm. As part of the estimated valuation, an estimated useful life for the assets was determined.

Intangible assets, net of accumulated amortization, consisted of the following (balances are lower as of December 31, 2014 than as of April 1, 2014, the acquisition date, due to fluctuations in foreign currency exchange rates totaling $465):

	December 31, 2014
	Gross Value	Accumulated Amortization	Net Value	Useful Life
Customer relationships	$5,264	$(334)	$4,930	12 yrs
Order backlog	777	(777)	—	0.5 yrs
Technology	2,675	(204)	2,471	10 yrs
Trade name	690	(150)	540	3.5 yrs
Total	$9,406	$(1,465)	$7,941

Amortization expense of $1,962 for the year ended December 31, 2014 was recorded as follows:

Year Ended December 31, 2014
Product revenues	$(350)
Selling, general and administrative expense	1,612

Amortization expense for the prospective five years is estimated to be as follows:

2015	$903
2016	903
2017	854
2018	706
2019	706

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Gentherm Global Power Technologies (Continued)

Property and Equipment

Property and equipment consist of the following:

Asset Category	Useful Life	Amount
Land	Indefinite	$15
Buildings	20 yrs	81
Leasehold improvements	5-7 yrs	28
Machinery and equipment	2-5 yrs	423
Computer hardware and software	3-5 yrs	169
		$716

Note 4 — Details of Certain Financial Statement Components

	December 31,
	2014	2013
Inventory:
Raw materials, net of reserve	$48,678	$33,783
Work in process, net of reserve	4,009	2,864
Finished goods, net of reserve	24,956	27,570
	$77,643	$64,217
Property and equipment:
Buildings, plant and equipment	$76,239	$69,555
Automobiles	499	545
Production tooling	11,256	9,747
Leasehold improvements	7,331	6,986
Computer equipment and software	15,560	15,190
Construction in progress	8,063	2,854
	118,948	104,877
Less: Accumulated depreciation *	(27,221)	(25,643)
	$91,727	$79,234
Other intangible assets:
Customer relationships	$77,026	$81,008
Technology	32,467	31,808
Product development costs	12,392	15,089
	$121,885	$127,905
Less: Accumulated amortization	(53,756)	(44,474)
	$68,129	$83,431
Accrued liabilities:
Tax accruals	$15,696	$7,944
Accrued warranty	5,221	10,308
Accrued employee liabilities	19,783	17,081
Liabilities from discounts and rebates	8,429	5,485
Other accrued liabilities	19,258	25,965
	$68,387	$66,783

*	Includes accumulated amortization of capital lease obligations.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Income Taxes

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following:

	December 31,
	2014	2013
Deferred tax assets:
Derivative financial instruments	$2,461	$5,467
Net operating losses	7,075	3,599
Research and development credits	26,204	1,130
Depreciation	3,456	2,682
Valuation reserves and accrued liabilities	4,788	3,090
Foreign tax credit	823	222
Stock compensation	2,006	1,887
Inventory	1,443	739
Patents	138	722
Defined benefit obligation	1,479	662
Other credits	593	365
Capital lease obligations	—	273
Other	144	219
	50,610	21,057
Valuation allowance	(18,037)	(2,199)
Deferred tax liabilities:
Intangible assets	(14,593)	(15,836)
Unrealized foreign currency exchange gains	(2,855)	(1,637)
Undistributed profits of subsidiary	(293)	(1,367)
Property and equipment	(162)	(193)
Other	(384)	(791)
	(18,287)	(19,824)
Net deferred tax asset (liability)	$14,286	$(966)

Reconciliations between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2014 are as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory Federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
U.S. Taxes on foreign income, net of taxes paid credit	(0.5%)	(1.7%)	4.5%
NOLs recognized upon change in tax law	—	—	(2.9%)
Foreign, state and local tax, net of Federal benefit	1.9%	3.6%	3.7%
Nondeductible expenses	1.8%	1.4%	1.6%
Stock option compensation	(0.1%)	(0.5%)	—
Research and development credits	(0.5%)	(2.3%)	(5.3%)
Effect of different tax rates of foreign jurisdictions	(10.0%)	(10.8%)	(10.5%)
Other tax exempt income	(0.9%)	—	(0.5%)
Other	(0.1%)	0.3%	1.0%
Effective rate	25.6%	24.0%	25.6%

The Company has Net Operating Loss (“NOL”) carryforwards as follows:

Jurisdiction	Amount as of December 31, 2014	Years of Expiration
U.S. Federal and state income tax	$49,978	2018 -2034
Foreign	4,090	2018 -2019
Foreign	$9,074	Indefinite

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Income Taxes (Continued)

On April 1, 2014, we acquired all of the stock of GPT in an all cash transaction. The increase of deferred tax assets in 2014, as compared to 2013, related to research and development credits and the valuation allowance is primarily a result of the GPT acquisition.

A portion of the U.S. Federal NOLs were incurred prior to the June 8, 1999 Preferred Financing, which qualified as a change in ownership under Section 382 of the Internal Revenue Code (“IRC”). Due to this change in ownership, the NOL accumulated prior to the change in control can only be utilized against current earnings up to a maximum annual limitation of approximately $591. As a result of the annual limitation, approximately $6,025 remaining of these carryforwards are expected to expire before ultimately becoming available to reduce future tax liabilities in addition to $13,324 in NOLs generated prior to the change in control which have already expired without being utilized. During 2010, we completed a study related to the 1999 change in control limitation amount and determined that an additional $4,044 NOLs subject to the limitation were available to be utilized during 1999 through 2003.

During 2013 and 2014, we incurred NOLs in China and Vietnam associated with the startup activities of new production facilities. These NOLs are expected to be utilized in 2015 through 2017 as the locations become profitable. In 2014, we incurred NOLs in Luxembourg associated with the implementation of a new global holding company structure. Management has concluded that it is more likely than not these NOLs will not be utilized, and thus has not recognized the benefit of these NOLs.

Prior to 2011 our U.S. Federal NOLs completely offset our current Federal tax liability and, therefore, we did not recognize the benefit of tax deductions allowed for stock option exercises in excess of compensation expense recognized for financial reporting purposes. As such, our deferred tax asset related to NOLs is less than the actual NOL available. During 2011, our taxable income exceeded the remaining amount of NOLs recorded for book purposes representing a benefit attributable to deductions taken for tax purposes on stock option exercises. We recorded this benefit which totaled $1,831 and $2,074 for 2014 and 2013, respectively, directly to paid-in capital. The U.S. Federal NOL carryforwards include $21,856 relating to deductions taken with respect to stock option exercises in excess of amounts recognized for financial reporting purposes.  This portion of the NOL carryforwards is not included as a component of the Company’s deferred tax asset.

The earnings before for income taxes and our tax provision are comprised of the following:

	Year Ended December 31,
	2014	2013	2012
Income before income taxes:
Domestic	$11,170	$6,891	$3,735
Foreign	83,051	39,339	28,937
Total income before income taxes	$94,221	$46,230	$32,672

	Year Ended December 31,
	2014	2013	2012
Current income tax expense:
Federal	$4,005	$690	$511
State and local	(15)	495	(311)
Foreign	24,737	9,959	7,362
Total current income tax expense	$28,727	$11,144	$7,562
Deferred income tax expense (benefit):
Federal	$(576)	$12	$1,834
State and local	9	(95)	348
Foreign	(4,058)	36	(1,393)
Total deferred income tax expense	$(4,625)	$(47)	$789
Total tax expense	$24,102	$11,097	$8,351

The Company’s earnings outside the US are permanently reinvested, other than the earnings of certain jurisdictions for which deferred income taxes have been provided. Quantification of the deferred tax liability, if any, associated with permanently reinvested basis differences is not practicable.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Income Taxes (Continued)

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act retroactively restored the research and development credit and certain exemptions under the foreign income tax rules. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company’s U.S. Federal taxes for 2012, a benefit of approximately $1,300 was recognized in 2013.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of December 31, 2014, the Company’s tax years from 2007 through 2014 are subject to examination by the various tax authorities. With limited exceptions, as of December 31, 2014, the Company is no longer subject to U.S. Federal, state, local, or foreign examinations by tax authorities for years before 2007. No U.S. Federal or state tax audits are currently ongoing. Tax audits are currently ongoing in Germany for tax years 2008 through 2011.

At December 31, 2014, 2013 and 2012, the Company had total unrecognized tax benefits of $4,651, $2,241 and $2,191, respectively, all of which, if recognized, would affect the effective income tax rates. The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$2,241	$2,191	1,678
Additions based on tax position related to current year	43	2	67
Additions based on tax positions related to prior year	2,991	580	413
Reductions from settlements and statute of limitation expiration	(432)	(599)	—
Effect of foreign currency translation	(192)	67	33
Balance at end of year	$4,651	$2,241	$2,191

The Company classifies income tax-related penalties and net interest as income tax expense.  In the years ended December 31, 2014, 2013 and 2012 income tax related interest and penalties were insignificant. The Company does not believe that it is reasonable possible that there will be decrease to its unrecognized tax benefits in the next 12 months due to audit settlements or statute expirations.

Note 6 — Debt

Credit Agreement

On August 7, 2014, the Company, together with certain direct and indirect subsidiaries, entered into a new Credit Agreement (the “Credit Agreement”) with a syndicate of banks led by Bank of America.

The Credit Agreement provides for a $50,000 secured term loan facility for Gentherm (the “US Term Loan”), a €20,000 secured term loan facility for Gentherm GmbH (the “Europe Term Loan”), and a $100,000 secured revolving credit facility (the “US Revolving Note”) with specific borrowing limits for foreign subsidiaries party to such agreement. The Credit Agreement allows the Company to increase the revolving credit facility or incur additional secured term loans in an aggregate amount of $50,000, subject to specified conditions.

All obligations under the Credit Agreement (including all the obligations of any US or non-US loan party) are unconditionally guaranteed by Gentherm and specified US subsidiaries.  Additionally, such parties entered into a pledge and security agreement, granting a security interest in substantially all of their personal property to secure their respective obligations under the Credit Agreement, including the stock and membership interests of specified subsidiaries (limited to 66% of the stock in the case of certain non-US subsidiaries).  Further, specified foreign subsidiaries guarantee all obligations of the non-US loan parties under the Credit Agreement.

The following amounts were borrowed under the credit agreement:

Borrowing proceeds on August 7, 2014	Currency Borrowed		US Dollars
US Term Loan		$50,000	$50,000
US Revolving Note	C$	15,000	13,695
Europe Term Loan		€20,000	26,730

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Debt (Continued)

On August 7, 2014, all amounts owed under the existing US Term Note, US Revolving Note, Europe Term Note and W.E.T. Term Note (collectively, the “Old Credit Agreements”) were repaid without penalty. The Old Credit Agreements and related security and pledge agreements were terminated as of such date.  Unamortized and additional financing costs totaling $1,370 related to the Old Credit Agreements were expensed to debt retirement expense in the year ended December 31, 2014.

The Company incurred $1,139 in expenses associated with the Credit Agreement of which $451 was recorded as deferred financing costs and will be amortized over the life of the Credit Agreement using the effective interest method.  Principal outstanding under the US Term Loan, the Europe Term Loan and the US Revolving Note will be due and payable in full on August 7, 2019.

The Company must maintain certain financial ratios consisting of a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Consolidated Leverage Ratio as defined by the Credit Agreement.  The Credit Agreement places specific restrictions on the amount of dividend payments to shareholders.

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”).  Base Rate Loans are equal to the highest of the Federal Funds Rate (0.06% at December 31, 2014) plus 0.50%, Bank of America’s prime rate (3.25% as of December 31, 2014), or a one month Eurocurrency rate plus 1.00%.  Eurocurrency Rate Loans denominated in US Dollars or European Euros (“Euros”) are equal to the London Interbank Offered Rate and the Canadian Dealer Offered Rate for Canadian Dollar denominations.  All loans denominated in a currency other than the US Dollar, including the Europe Term Loan, must be Eurocurrency Rate Loans.  Interest is payable at least quarterly.

The Applicable Rate from the initial period of August 7, 2014 until we submit our year-end Consolidated Leverage Ratio was 1.75% per annum for Eurocurrency Rate Loans and 0.75% for Base Rate Loans.  After the initial period, the Applicable Rate will vary based on the Consolidated Leverage Ratio of the Company, as defined by the Credit Agreement. As long as the Company is not in default of the terms and conditions of the Credit Agreement, the lowest and highest possible Applicable Rate is 1.50% and 2.00%, respectively, for Eurocurrency Rate Loans and 0.50% and 1.00%, respectively, for Base Rate Loans.   Our leverage ratio as of December 31, 2014 qualified us for the lowest Applicable Rate available. As such, our interest rates will be reduced during the first quarter of 2015.

DEG Loan

The Company has a fixed interest rate loan with the German Investment Corporation, a subsidiary of KfW banking group (“DEG”), a German government-owned development bank (“DEG Loan”). The DEG Loan is subject to semi-annual principal payments beginning March, 2015 and ending September, 2019. Under the terms of the DEG Loan, the Company must maintain a minimum Debt-to-Equity Ratio, Current Ratio and Debt Service Coverage Ratio based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Automotive Systems (China) Limited, as defined by the DEG Loan agreement.

Capital Lease

The Company has a capital lease agreement for an enterprise resource planning system.  Under the terms of the lease, the Company must maintain certain financial covenants.  Ownership of the system will be transferred to the Company at the end of the agreement.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Debt (Continued)

As of December 31, 2014, we were in compliance with all terms as outlined in the Credit Agreement, the DEG Loan and the capital lease agreement.  The following table summarizes the Company’s debt at December 31, 2014.

	Interest Rate	Principal Balance
Credit Agreement:
US Term Loan	2.00%	$49,375
Europe Term Loan	1.81%	23,963
US Revolving Note	1.92%	12,000
DEG Loan	4.25%	4,805
Capital lease	4.20%	632
Total debt		$90,775
Current portion		(5,306)
Long-term debt, less current maturities		$85,469

The following table summarizes the Company’s debt at December 31, 2013.

	Interest Rate	Principal Balance
Old Credit Agreements:
US Term Note	2.50%	24,500
Europe Term Note	2.49%	38,899
W.E.T. Term Note	2.01%	10,920
DEG Loan	4.25%	5,561
Capital lease	4.20%	2,440
Total debt		82,320
Current portion		(21,439)
Long-term debt, less current maturities		$60,881

The scheduled principal maturities of our debt as of December 31, 2014 is as follows:

Year	US Term Loan	Europe Term Loan	U.S. Revolving Note	DEG Loan	Capital Lease	Total
2015	$2,500	$1,213	$—	$961	$632	$5,306
2016	2,812	1,365	—	961	—	5,138
2017	3,750	1,820	—	961	—	6,531
2018	4,063	1,972	—	961	—	6,996
2019	36,250	17,593	12,000	961	—	66,804
Total	$49,375	$23,963	$12,000	$4,805	$632	$90,775

Note 7 — Accounting for Stock Based Compensation

On May 16, 2013, the Compensation Committee of the Company’s Board of Directors approved the Gentherm Incorporated 2013 Equity Incentive Plan (the “2013 Plan”), covering 3,500,000 shares of our common stock.  The 2013 Plan permits the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights (“SARs”), restricted stock and restricted stock units, performance shares and certain other awards to employees, outside directors and consultants and advisors of the Company. All shares of our common stock that remained available for issuance under the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) and the Gentherm Incorporated 2011 Equity Incentive Plan (the “2011 Plan”), totaling 2,315,578 shares in the aggregate, were reduced to zero; however certain options under the 2011 and 2006 Plans, as well as certain options under the 1997 Stock Incentive Plan, which expired in 2007, are still outstanding.  As of December 31, 2014 the Company had an aggregate of 2,188,000 shares of common stock available to issue under the 2013 Plan.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Accounting for Stock Based Compensation (Continued)

All plans are administered by the Compensation Committee of the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions are determined by the Board of Directors at its sole discretion, in order to attract and retain personnel instrumental to the success of the Company. Stock options, for example, granted under such plans have lives for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant.

Options, restricted shares and SARs are generally granted with requisite service periods typically ranging between three to five years for employees and one year for directors. Stock based compensation award vesting may be accelerated at the discretion of the Board of Directors.

Total unrecognized compensation cost related to nonvested options, restricted stock and SARs outstanding under all of the Company’s equity plans was $9,414 and $10,613 as of December 31, 2014 and 2013, respectively. That cost is expected to be recognized over a weighted average period of two years. Compensation expense for the years ended December 31, 2014, 2013 and 2012 was $8,601, $3,103 and $823, respectively.

Stock Options

The following table summarizes stock option activity during the three year period ended December 31, 2014:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,163,825	$8.12
Granted	160,000	12.88
Exercised	(176,896)	4.46
Forfeited	(17,000)	4.05
Outstanding at December 31, 2012	2,129,929	$8.82	6.99	$5,640
Granted	510,000	19.64
Exercised	(672,753)	7.21
Forfeited	(24,000)	11.27
Outstanding at December 31, 2013	1,943,176	$12.19	5.31	$28,379
Granted	605,000	30.15
Exercised	(731,142)	9.84
Forfeited	(132,500)	19.30
Outstanding at December 31, 2014	1,684,534	19.11	5.10	$30,111
Exercisable at December 31, 2012	1,520,720	$7.57	6.20	$5,966
Exercisable at December 31, 2013	1,055,176	$12.21	4.58	$19,314
Exercisable at December 31, 2014	632,034	$10.13	3.97	$16,744

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

	2014	2013	2012
Expected volatility	37%	34%	47%
Weighted average expected volatility	37%	34%	47%
Expected lives	3 yrs.	3 yrs.	3 yrs.
Risk-free interest rate	0.60-1.00%	0.57-0.65%	0.43%
Expected dividend yield	none	none	none

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Accounting for Stock Based Compensation (Continued)

Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical exercise data and several other factors in developing an assumption for the expected lives of stock options, including the average holding period of outstanding options and their remaining terms.  The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend, the limitations to issue a dividend under terms of the Credit Agreement and management’s current expectation regarding future dividends. We do not expect any of the options granted to be forfeited.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2014, 2013 and 2012 was $7.88, $4.71 and $4.13, respectively. The total intrinsic value of options exercised during the year ended December 31, 2014, 2013 and 2012 was $21,249, $8,301 and $1,663, respectively.

Restricted Stock

The following table summarizes restricted stock activity during the three year period ended December 31, 2014:

Unvested Restricted Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2011	24,900	$16.69
Granted	155,280	12.94
Vested	(17,922)	15.54
Forfeited	—	—
Outstanding at December 31, 2012	162,258	$13.23
Granted	183,967	18.78
Vested	(102,258)	13.59
Forfeited	—	—
Outstanding at December 31, 2013	243,967	$17.43
Granted	104,584	27.79
Vested	(129,092)	16.45
Forfeited	(42,375)	19.77
Outstanding at December 31, 2014	177,084	$23.70

The total fair value of shares vested in 2014, 2013 and 2012 was $5,329, $2,076, $210, respectively.

Stock Appreciation Rights

The following table summarizes SARs activity during the three year period ended December 31, 2014:

Stock Appreciation Rights	Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	—	$—
Granted	495,000	19.19
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2013	495,000	$19.19	6.5	$3,770
Granted	754,000	34.70
Exercised	(68,750)	19.10
Forfeited	(120,000)	21.46
Outstanding at December 31, 2014	1,060,250	29.97	6.11	$9,991
Exercisable at December 31, 2013	—	$—	—	—
Exercisable at December 31, 2014	35,000	$19.43	5.53	$602

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Earnings per share

The Company’s diluted earnings per share give effect to all potential common shares outstanding during a period that do not have an anti-dilutive impact to the calculation. The following summarizes the shares included in the dilutive shares as disclosed in the statements of income:

	Year ended December 31,
	2014	2013	2012
Weighted average number of shares for calculation of basic EPS – Common Stock	35,411,608	33,652,646	28,352,864
Stock options under the 1997, 2006, 2011 and 2013 equity plans	637,723	470,995	509,599
Weighted average number of shares for calculation of diluted EPS – Common Stock	36,049,331	34,123,641	28,862,463

The accompanying table represents Common Stock issuable upon the exercise of certain stock options and Series C Convertible Preferred Stock that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Year ended December 31,
	2014	2013	2012
Stock options outstanding for the 1997, 2006, 2011 and 2013 equity plans	155,000	550,000	149,000
Series C Convertible Preferred Stock	—	—	1,531,891
	155,000	550,000	1,680,891

Note 9 — Commitments and contingencies

The Company’s operating leases cover primarily buildings, office equipment and automobiles. A summary of lease and construction commitments as of December 31, 2014, under all non-cancelable operating leases with terms exceeding one year is as follows:

2015	$6,932
2016	4,906
2017	2,008
2018	845
2019	797
2020 or later	219
Total	$15,707

Rent expense under all of the Company’s operating leases was $6,331, $5,992 and $5,996 for 2014, 2013 and 2012, respectively.

We are subject to litigation from time to time in the ordinary course of our business; however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the fiscal year ended December 31, 2014.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Shareholder Rights Plan

The Company’s Board of Directors has the authority to issue up to 4,991,000 shares of Preferred Stock and to determine the price, rights (including conversion rights), preferences and privileges of those shares without any further vote or action by the shareholders. Consistent with this authority, in January, 2009 our Board adopted a Shareholder Rights Plan (as amended the “Rights Plan”) in which one purchase right was distributed as a dividend on each share of common stock held of record as of the close of business on February 10, 2009 (the “Rights”). If exercisable, each Right will entitle its holder to purchase from the Company one one-thousandth of a share of a newly created Series B Preferred Stock of the Company for $20.00 (the “Purchase Price”). The Rights will become exercisable if any person or group becomes the beneficial owner of 15% or more of the Company’s common stock or has commenced a tender or exchange offer which, if consummated, would result in any person or group becoming the beneficial owner of 15% or more of the Company’s common stock. If any person or group becomes the beneficial owner of 15% or more of the Company’s common stock, each right will entitle its holder, other than the acquiring person, to purchase a number of shares of the Company’s or the acquiror’s common stock having a value of twice the Purchase Price. The Rights are deemed attached to the certificates representing outstanding shares of common stock.

Note 11 — Segment Reporting

Segment information is used by management for making operating decisions for the Company. Management evaluates the performance of the Company’s segments based primarily on operating income or loss (see Note 2).

As part of the initiative to integrate the operations of historical Gentherm and W.E.T. Automotive Systems AG (now known as Gentherm GmbH), changes were made to Gentherm’s structure of internal organization.  The financial information used by our chief operating decision maker to assess performance and allocation resources reflects changes brought about through this initiative.

Gentherm’s organization structure no longer treats the operations of historical Gentherm and Gentherm GmbH separately.  The integration expanded the research and development activities analyzed within the advanced technology segment and moved certain selling, general and administrative costs previously reported within the Gentherm GmbH segment to corporate reconciling items.

As discussed in Note 3, Gentherm acquired GPT on April 1, 2014.  The acquisition enhanced key elements of the Company’s business strategy to expand the breadth of products derived from core thermal technologies, as well as the markets in which they are applied.  The chief operation decision maker evaluates GPT’s performance separate from the automotive segment.  The operating results of GPT and the advanced research and development division are presented together as one reporting segment due to their complementary focus on thermoelectric technologies and related products.

The Company’s reportable segments are as follows:

•

Automotive — this segment represents the design, development, manufacturing and sales of automotive seat comfort systems, specialized automotive cable systems and certain automotive and non-automotive thermal convenience products.

•

Industrial — the combined operating results of GPT and Gentherm’s advanced research and development division.  Advanced research and development includes efforts focused on improving the efficiency of thermoelectric technologies and advanced heating wire technology as well as other applications.  The segment includes government sponsored research projects, including those sponsored by the U.S. Department of Energy, the Germany Ministry of Economics and Technology and the European Union.

•	Reconciling Items — include corporate selling, general and administrative costs and acquisition transaction costs.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Segment Reporting (Continued)

The tables below present segment information about the reported product revenues and operating income of the Company for years ended December 31, 2014, 2013 and 2012. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of December 31, 2014, goodwill assigned to our Automotive and Industrial segments were $24,140 and $6,258, respectively.  Goodwill as of December 31, 2013 and 2012 pertained entirely to our Automotive segment.

	Automotive	Industrial	Reconciling Items	Consolidated Total
2014:
Product revenues	$787,065	$24,235	$—	$811,300
Depreciation and amortization	30,016	2,114	2,899	35,029
Operating income (loss)	144,645	(8,922)	(37,289)	98,434
2013:
Product revenues	$662,082	$—	$—	$662,082
Depreciation and amortization	28,439	323	2,487	31,249
Operating income (loss)	91,255	(5,860)	(35,011)	50,384
2012:
Product revenues	$554,979	$—	$—	$554,979
Depreciation and amortization	29,188	247	1,192	30,627
Operating income (loss)	71,995	(5,252)	(30,087)	36,656

The Industrial operating loss is net of reimbursement for developmental expense of $8,885, $2,324 and $2,239 for the years ended 2014, 2013 and 2012, respectively. Reconciling items include selling, general and administrative costs of $36,214, $32,597 and $30,087, respectively, for the years ended December 31, 2014, 2013 and 2012 and acquisition costs $1,075 and $2,414 for the years ended December 31, 2014 and 2013, respectively.

Revenue (based on shipment destination) by geographic area is as follows:

	2014	%	2013	%	2012	%
United States	$361,706	45%	$292,079	44%	$233,737	42%
Germany	90,243	11%	84,035	13%	67,132	12%
Korea	89,515	11%	58,329	9%	42,878	8%
China	69,910	9%	70,671	11%	55,674	10%
Japan	47,528	6%	39,844	6%	35,279	6%
Czech Republic	25,738	3%	17,247	3%	15,361	3%
United Kingdom	24,712	3%	18,864	3%	13,194	2%
Canada	20,293	2%	14,254	2%	17,582	3%
Mexico	19,590	2%	15,670	2%	14,988	3%
Other	62,065	8%	51,089	7%	59,154	11%
Total Non U.S.	449,594	56%	370,003	56%	321,242	58%
	$811,300	100%	$662,082	100%	$554,979	100%

We rely on three customers, two domestic and one foreign, to derive a significant portion of our product revenues.  The table below lists the percentage of total product revenues generated from sales to these customers:

	2014	2013	2012
Johnson Controls (domestic)	24%	27%	22%
Lear (domestic)	21%	18%	18%
Bosch (foreign)	9%	10%	10%

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Executive Nonqualified Defined Benefit Plan

On August 8, 2008 the Company established The Executive Nonqualified Defined Benefit Plan of Gentherm Incorporated (the “Plan”), an unfunded executive pension plan, with an effective date of April 1, 2008. The Company’s Chief Executive Officer, is the only participant in the Plan which will, if fully vested, provide for 15 annual retirement benefit payments of $300,000 each beginning January 1, 2018. The participant will become entitled to receive such retirement benefit payments, or a portion thereof, through his continuous service to the Company over a six year period starting on April 1, 2011.

The Company records a projected benefit obligation representing the present value of future plan benefits when earned by the participant. The following table sets forth the benefit obligation, amounts recognized in the Company’s financial statements and the principal assumptions used:

	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,848	$1,633
Service cost	335	355
Interest cost	78	53
Actuarial loss(gain)	213	(193)
Net periodic benefit cost	626	215
Benefit obligation at end of year	$2,474	$1,848

The benefit obligation is included in the Company’s consolidated balance sheet as a non-current liability. Service and interest cost is included in selling, general and administrative expenses in the Company’s consolidated statements of income and actuarial gains and losses are included the Company’s consolidated balance sheet as part of accumulated other comprehensive income within shareholders’ equity. Actuarial losses are amortized to selling, general and administrative expense in the Company’s consolidated statements of income based on the average future service life of the Plan. A discount rate assumption of 3.25%, 4.25% and 3.25% was used to determine the benefit obligation and the net periodic service cost for years ended December 31, 2014, 2013 and 2012, respectively.

Although the Plan is not funded, the Company has established a separate trust having the sole purpose of paying benefits under the Plan. The only asset of the trust is a corporate-owned life insurance policy (“COLI”). The COLI is valued at fair value using quoted prices listed in active markets (Level 1 input based on the U.S. GAAP fair value hierarchy). The policy value of the COLI was $2,056 and $1,962 as of December 31, 2014 and 2013, respectively, and was included in other non-current assets.

Gentherm GmbH has an established defined benefit plan for retired and current members of its executive management team.

Gentherm GmbH records a projected benefit obligation representing the present value of future plan benefits when earned by the participant. The following table sets forth the benefit obligation and amounts recognized in the Company’s financial statements:

	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,019	$5,392
Service cost	304	—
Interest cost	181	180
Paid pension distributions	(278)	(291)
Actuarial (gains)/losses	1,385	43
Past service cost	1,271	445
Exchange rate impact	(762)	250
Benefit obligation at end of year	$8,120	$6,019

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Executive Nonqualified Defined Benefit Plan (Continued)

The following table sets forth the fair value of the plan assets for the periods ending December 31, 2014 and 2013:

	2014	2013
Change in plan assets:
Plan assets at beginning of year	$2,340	$1,548
Actual return on plan assets	89	59
Net contributions	958	664
Actuarial gains/(losses)	531	(24)
Exchange rate impact	(303)	93
Plan assets at end of year	$3,615	$2,340

The Gentherm GmbH defined benefit plan is underfunded by $4,505 and $3,679 as of December 31, 2014 and 2013, respectively. The portion of the net benefit obligation payable within the next 12 months is included in the Company’s consolidated balance sheet within accrued liabilities. The long-term portion of the net benefit obligation is included in pension benefit obligation. The net periodic benefit cost is included in selling, general and administrative expenses in the Company’s consolidated statements of income. The following table describes the actuarial assumptions used to determine the benefit obligation and the net periodic service cost:

2014
Discount rate	1.95%
Expected long term rate of return on plan assets	3.80%

Plan assets are comprised of Gentherm GmbH’s pension insurance policies and are pledged to the beneficiaries of the plan. Fair value of the pension insurance policies is determined on the basis of the calculation of the underlying insurance charge. Due to the basis of the calculation, pension plan assets are determined to be Level 2 investments. The expected return on plan assets assumption used to calculate Gentherm GmbH’s pension benefit obligation was determined using actual returns realized on plan assets in the prior year.

The schedule of expected pension payments made to Gentherm GmbH defined benefit plan participants over the next 10 years is as follows:

Year
2015	$276
2016	277
2017	276
2018	275
2019	274
2020 - 2024	1,360
Total	$2,738

Gentherm has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged basis, and eligible executive officers can participate in this plan on the same basis as other participants. Participants may defer specified portions of their compensation. On a discretionary basis, the Company matches a portion of the of employee contributions.  The Plan also allows for additional discretionary contributions. Gentherm made $543, $191 and $161 in matching contributions to the 401(k) plan in 2014, 2013 and 2012, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible, and also considers counterparty credit risk.

Except for derivative instruments (see Note 15), pension liabilities and pension plan assets (see Note 12), the Company has no financial assets and liabilities that are carried at fair value at December 31, 2014 and 2013. The carrying amounts of financial instruments comprising cash and cash equivalents, and accounts receivable approximate their fair values due to their short-term nature. The carrying value of the Company’s long-term debt approximates its fair value because interest charged on the loan balance is variable (see Note 6). Unobservable inputs were used to measure the fair value of acquired assets and assumed liabilities of GPT (see Note 3).

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of December 31, 2014 and 2013, the Company did not realize any changes to the fair value of these assets due to events that negatively impacted their recoverability.

Note 14 — Derivative Financial Instruments

We are exposed to market risk from changes in foreign currency exchange rates and short-term interest rates. Market risks for changes in interest rates relate primarily to our debt obligations under our Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in the location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi and Korean Won.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated condensed statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses a market approach to value derivative instruments, analyzing observable benchmark rates at commonly quoted intervals for the instrument’s full term.

In March 2008, Gentherm GmbH, entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000, or $12,133 as of December 31, 2014, in order to offset the interest rate risk associated with a debt financing which was repaid prior our acquisition of Gentherm GmbH. The counterparty of the CRS was HypoVereinsbank AG (now UniCredit Bank AG, “UniCredit”), at the time, their main bank. Under this agreement, Gentherm GmbH receives interest equal to the six month Euro Interbank Offered Rate (“EURIBOR”), 0.17% at December 31, 2014, plus 1.40% and pays interest equal to the six month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”) equals or exceeds 1.46 EUR to the CHF.  When the exchange rate is less than 1.46 (it was 1.20 at December 31, 2014), Gentherm GmbH pays interest equal to the six month EURIBOR plus a premium. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Derivative Financial Instruments (Continued)

In 2011, Gentherm GmbH brought a lawsuit against UniCredit, because of the recommendation to enter into the CRS. On March 25, 2013, the Munich District Court in Munich, Germany ruled in favor of Gentherm GmbH, asserting that UniCredit had a conflict of interest as financial advisor and counterparty to the CRS and violated its duty to disclose the initial negative market value of the CRS. The Munich District Court ruled that UniCredit must (1) pay €144 to Gentherm GmbH and (2) bear the costs of all future obligations under the CRS, which were €7,553 or $9,164 as of December 31, 2014, plus additional accrued liabilities for past due payments under the CRS of approximately €7,146, or $8,670 as of December 31, 2014. UniCredit has appealed the decision. The appeal is pending. As a result, the Company cannot be certain that any portion of the award by the Munich District Court will be upheld. See the derivatives table below for information about our future obligations under the CRS as of December 31, 2014 and 2013, respectively. Gentherm GmbH has entered into an offsetting derivative contract designed to limit the market risk of payments due under the CRS through the end of the CRS agreement, in 2018.

Information related to the recurring fair value measurement of derivative instruments in our consolidated balance sheet as of December 31, 2014 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,466)
					Non current liabilities	(6,698)
Total CRS						$(9,164)	$(9,164)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$145			$145
			Non‑current assets	1,345			$1,345
Total foreign currency derivatives				$1,490			$1,490

Information related to the recurring fair value measurement of derivative instruments in our consolidated balance sheet as of December 31, 2013 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,471)
					Non current liabilities	(9,358)
Total CRS						$(11,829)	$(11,829)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$1			$1
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$66			$66
			Non‑current assets	1,969			$1,969
Total foreign currency derivatives				$2,036			$2,036
Interest rate swap derivatives	Cash flow hedge	Level 2			Current liabilities	$(81)	$(81)

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Derivative Financial Instruments (Continued)

Information related to the effect of derivative instruments on our consolidated statements of income is as follows:

	Location	Year Ended December 31, 2014	Year Ended December 31, 2013
Foreign currency derivatives	Revaluation of derivatives	$640	(1,327)
	Product Revenues	(390)	—
	Cost of Sales	(174)	—
	Selling, general and administrative	(161)	—
	Other Comprehensive Income	(10)	—
	Foreign currency gain (loss)	(976)	(761)
Total foreign currency derivatives		$(1,071)	$(2,088)
CRS	Revaluation of derivatives	$(1,157)	$2,335
Interest Rate derivatives	Revaluation of derivatives	$(1)	$(2)
	Other Comprehensive Income	81	143

We did not incur any hedge ineffectiveness during the twelve months ended December 31, 2014 and 2013.

Note 15 — New Accounting Pronouncements

Revenue from Contracts with Customers

In May, 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers.”  ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The update’s core principal is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Companies are to use a five-step contract review model to ensure revenue gets recognized, measured and disclosed in accordance with this principal.

ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2016.  The amendments in this update should be applied retrospectively either to each prior reporting period presented or to disclose the cumulative effect recognized at the date of initial application.  Gentherm has developed a plan to complete the five-step contract review process for all existing contracts with customers.  We are still in the process of determining the impact the implementation of ASU 2014-09 will have on the Company’s financial statements.

GENTHERM INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2014, 2013 and 2012

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2012	1,937	529	4	4	2,474
Year Ended December 31, 2013	2,474	1,723	(8)	(2,382)	1,807
Year Ended December 31, 2014	1,807	2,043	(105)	(898)	2,847
Allowance for Deferred Income Tax Assets
Year Ended December 31, 2012	3,702	—	(1,503)	—	2,199
Year Ended December 31, 2013	2,199	—	—	—	2,199
Year Ended December 31, 2014	2,199	—	16,674	(836)	18,037
Reserve for Inventory
Year Ended December 31, 2012	1,127	1,307	(34)	(215)	2,185
Year Ended December 31, 2013	2,185	779	(25)	(6)	2,933
Year Ended December 31, 2014	2,933	2,204	(181)	(154)	4,802

Report of Independent Registered Public Accounting Firm

Board of Directors and

Shareholders of Gentherm Incorporated

We have audited the accompanying consolidated balance sheets of Gentherm Incorporated (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements includes the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gentherm Incorporated and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Gentherm Incorporated

We have audited the internal control over financial reporting of Gentherm Incorporated (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 2, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTHERM INCORPORATED

By:	/S/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer

Date: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANIEL R. COKER	Director, President and Chief	March 2, 2015
DANIEL R. COKER	Executive Officer (Principal Executive Officer)

/s/ BARRY G. STEELE	Chief Financial Officer (Principal	March 2, 2015
BARRY G. STEELE	Financial Officer and Principal Accounting Officer)

*	Director, Chairman of the Board	March 2, 2015
OSCAR B. MARX III

*	Director	March 2, 2015
LEWIS BOOTH

*	Director	March 2, 2015
FRANCOIS CASTAING

*	Director	March 2, 2015
SOPHIE DESORMIERE

*	Director	March 2, 2015
MAURICE GUNDERSON

*	Director	March 2, 2015
CARLOS MAZZORIN

*	Director	March 2, 2015
FRANZ SCHERER

*	Director	March 2, 2015
BYRON SHAW

 *By: /s/ Daniel R. Coker

          Daniel R. Coker, Attorney-in-Fact