Form 10-Q
period 2015-03-31
GENTHERM Inc
filed 2015-05-01
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At May 1, 2015, there were 35,904,826 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$79,581	$85,700
Accounts receivable, less allowance of $2,858 and $2,847, respectively	147,545	136,183
Inventory:
Raw materials	51,404	48,678
Work in process	4,508	4,009
Finished goods	24,233	24,956
Inventory, net	80,145	77,643
Derivative financial instruments	2,362	145
Deferred income tax assets	5,532	6,247
Prepaid expenses and other assets	31,510	29,107
Total current assets	346,675	335,025
Property and equipment, net	92,444	91,727
Goodwill	27,673	30,398
Other intangible assets	58,171	68,129
Deferred financing costs	377	406
Deferred income tax assets	22,007	18,843
Derivative financial instruments	4,821	1,345
Other non-current assets	11,126	12,019
Total assets	$563,294	$557,892
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84,544	$71,434
Accrued liabilities	55,496	68,387
Current maturities of long-term debt	4,657	5,306
Derivative financial instruments	4,817	2,466
Total current liabilities	149,514	147,593
Pension benefit obligation	9,515	10,321
Other liabilities	5,460	2,788
Long-term debt, less current maturities	81,126	85,469
Derivative financial instruments	9,017	6,698
Deferred income tax liabilities	11,026	10,804
Total liabilities	265,658	263,673
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 35,890,326 and 35,696,334 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	246,133	243,255
Paid-in capital	(8,185)	(8,224)
Accumulated other comprehensive loss	(45,063)	(25,743)
Accumulated earnings	104,751	84,931
Total shareholders’ equity	297,636	294,219
Total liabilities and shareholders’ equity	$563,294	$557,892

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Product revenues	$206,909	$193,938
Cost of sales	140,339	136,913
Gross margin	66,570	57,025
Operating expenses:
Net research and development expenses	14,548	13,045
Acquisition transaction expenses	—	1,075
Selling, general and administrative	24,945	17,867
Total operating expenses	39,493	31,987
Operating income	27,077	25,038
Interest expense	(564)	(931)
Revaluation of derivatives loss	(964)	(247)
Foreign currency gain (loss)	435	(1,523)
Gain from equity investment	—	785
Other income (expense)	195	(241)
Earnings before income tax	26,179	22,881
Income tax expense	6,359	6,302
Net income	$19,820	$16,579
Basic earnings per share	$0.55	$0.47
Diluted earnings per share	$0.55	$0.47
Weighted average number of shares – basic	35,769	35,064
Weighted average number of shares – diluted	36,245	35,592

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$19,820	$16,579
Other comprehensive income (loss), gross of tax:
Foreign currency translation adjustments loss	(19,605)	(2,625)
Unrealized gain (loss) on foreign currency derivative securities	(347)	61
Unrealized gain on commodity derivative securities	76	—
Unrealized gain on interest rate derivative securities	—	39
Other comprehensive loss, gross of tax	$(19,876)	$(2,525)
Other comprehensive income (loss), related tax effect:
Foreign currency translation adjustments	467	574
Unrealized gain on foreign currency derivative securities	89	—
Other comprehensive income, related tax effect	$556	$574
Other comprehensive loss, net of tax	$(19,320)	$(1,951)
Comprehensive income	500	14,628

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net income	$19,820	$16,579
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	7,459	7,473
Deferred income tax benefit	(2,483)	(1,804)
Stock compensation	1,358	870
Defined benefit plan (income) expense	(9)	1
Provision of doubtful accounts	125	(4)
Gain on revaluation of financial derivatives	(324)	(557)
Gain from equity investment	—	(785)
Excess tax benefit from equity awards	—	(2,173)
(Gain) loss on sale of property and equipment	(8)	24
Changes in operating assets and liabilities:
Accounts receivable	(15,994)	(21,153)
Inventory	(5,762)	457
Prepaid expenses and other assets	(3,905)	(5,786)
Accounts payable	15,522	2,798
Accrued liabilities	(6,970)	904
Net cash provided by (used in) operating activities	8,829	(3,156)
Investing Activities:
Investment in subsidiary, net of cash acquired	(47)	(628)
Proceeds from the sale of property and equipment	181	44
Purchases of property and equipment	(10,403)	(6,769)
Net cash used in investing activities	(10,269)	(7,353)
Financing Activities:
Borrowing of debt	—	13,455
Repayments of debt	(1,669)	(6,965)
Excess tax benefit from equity awards	—	2,173
Cash paid for the cancellation of restricted stock	(467)	—
Proceeds from the exercise of Common Stock options	2,026	1,634
Net cash provided by (used in) financing activities	(110)	10,297
Foreign currency effect	(4,569)	2,978
Net increase (decrease) in cash and cash equivalents	(6,119)	2,766
Cash and cash equivalents at beginning of period	85,700	54,885
Cash and cash equivalents at end of period	$79,581	$57,651
Supplemental disclosure of cash flow information:
Cash paid for taxes	$14,768	$4,689
Cash paid for interest	$515	$725
Supplemental disclosure of non-cash transactions:
Common Stock issued to Board of Directors and employees	$673	$495

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2014	35,697	$243,255	$(8,224)	$84,931	$(25,743)	$294,219
Exercise of Common Stock options for cash	123	2,672	(646)	—	—	2,026
Cancelation of restricted stock	(11)	(467)	—	—	—	(467)
Stock option compensation	—	—	685	—		685
Common Stock issued to Board of Directors and employees	81	673	—	—	—	673
Currency translation, net	—	—	—	—	(19,138)	(19,138)
Commodity hedge, net	—	—	—	—	76	76
Foreign currency hedge, net	—	—	—	—	(258)	(258)
Net income	—	—	—	19,820	—	19,820
Balance at March 31, 2015	35,890	$246,133	$(8,185)	$104,751	$(45,063)	$297,636

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 – The Company and Subsequent Events

Gentherm Incorporated is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies.  Unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated and its consolidated subsidiaries. Our products can be found on the vehicles of nearly all major automotive manufacturers, spanning all major automotive markets.  We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and to identify future thermal technology product opportunities in both automotive and other markets.   We concentrate our research on the development of new technologies that will improve overall product effectiveness and customer satisfaction.  We also focus on developing new design applications from our existing technologies to create products and market opportunities for thermal comfort solutions.

Subsequent Events

We have evaluated subsequent events through the date that our consolidated condensed financial statements are issued.  No events have occurred that would require adjustment to or disclosure in the consolidated condensed financial statements.

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in the audited annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2014 was derived from audited annual consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2015 is not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Note 3 – Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of stock outstanding during the period. The Company’s diluted earnings per share give effect to all potential common shares outstanding during a period that do not have an anti-dilutive impact to the calculation. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be issued from the exercise of Common Stock equivalents.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 – Earning Per Share – Continued

The following summarizes the common shares included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended March 31,
	2015	2014
Weighted average number of shares for calculation of basic EPS	35,769,190	35,063,671
Stock options under the 2006, 2011 and 2013 equity plans	475,505	528,356
Weighted average number of shares for calculation of diluted EPS	36,244,695	35,592,027

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted shares calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2015	2014
Stock options outstanding under the 2006, 2011 and 2013 Equity Incentive Plans	—	—

Note 4 – Segment Reporting

Segment information is used by management for making operating decisions for the Company. Management evaluates the performance of the Company’s segments based primarily on operating income or loss.

The Company’s reportable segments are as follows:

●

Automotive  – this segment represents the design, development, manufacturing and sales of automotive seat comfort systems, specialized automotive cable systems and certain automotive and non-automotive thermal convenience products.

●

Industrial – the combined operating results of Gentherm Global Power Technologies and Gentherm’s advanced research and development division.  Advanced research and development includes efforts focused on improving the efficiency of thermoelectric technologies and advanced heating wire technology as well as other applications.  The segment includes government sponsored research projects, including those sponsored by the U.S. Department of Energy, the Germany Ministry of Economics and Technology and the European Union.

●	Reconciling Items – include corporate selling, general and administrative costs and acquisition transaction costs.

The table below presents segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three months ended March 31, 2015 and 2014. Certain amounts for 2014 have been reclassified to  conform with the current year presentation. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of March 31, 2015, goodwill assigned to our Automotive and Industrial segments were $21,368  and $6,305, respectively.  Goodwill as of March 31, 2014 pertained entirely to our Automotive segment.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 – Segment Reporting – Continued

Three Months Ended March 31,	Automotive	Industrial	Reconciling Items	Consolidated Total

2015:
Product revenues	$199,443	$7,466	$—	$206,909
Depreciation and amortization	6,316	489	654	7,459
Operating income (loss)	40,682	(1,106)	(12,499)	27,077
2014:
Product revenues	$193,938	$—	$—	$193,938
Depreciation and amortization	6,482	107	884	7,473
Operating income (loss)	35,174	(1,550)	(8,586)	25,038

Total product revenues information by geographic area is as follows:

	Three Months Ended March 31,
	2015		2014
United States	$95,304	46%	$85,067	44%
South Korea	22,863	11%	21,915	11%
Germany	18,840	9%	22,476	12%
China	17,970	9%	15,944	8%
Japan	11,185	5%	10,465	6%
United Kingdom	6,988	3%	6,600	3%
Czech Republic	6,159	3%	6,086	3%
Canada	5,485	3%	3,162	2%
Mexico	5,433	3%	4,703	2%
Other	16,682	8%	17,520	9%
Total Non U.S.	111,605	54%	108,871	56%
	$206,909	100%	$193,938	100%

Note 5 – Debt

Credit Agreement

The Company, together with certain direct and indirect subsidiaries have an outstanding Credit Agreement (the “Credit Agreement”) with a syndicate of banks led by Bank of America.

The Credit Agreement provides for a $50,000 secured term loan facility for Gentherm (the “US Term Loan”), and a €20,000 secured term loan facility for Gentherm GmbH (the “Europe Term Loan”), and a $100,000 secured revolving credit facility (the “US Revolving Note”) with specific borrowing limits for foreign subsidiaries party to such agreement.  The Credit Agreement allows the Company to increase the revolving credit facility or incur additional secured term loans in an aggregate amount of $50,000, subject to specific conditions.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 – Debt – Continued

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”).  Base Rate Loans are equal to the highest of the Federal Funds Rate (0.06% at March 31, 2015) plus 0.50%, Bank of America’s prime rate (3.25% as of March 31, 2015), or a one month Eurocurrency rate plus 1.00%.  Eurocurrency Rate Loans denominated in US Dollars or European Euros (“Euros”) are equal to the London Interbank Offered Rate and the Canadian Dealer Offered Rate for Canadian Dollar denominations.  All loans denominated in a currency other than the US Dollar, including the Europe Term Loan, must be Eurocurrency Rate Loans.  Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio of the Company, as defined by the Credit Agreement. As long as the Company is not in default of the terms and conditions of the Credit Agreement, the lowest and highest possible Applicable Rate is 1.50% and 2.00%, respectively, for Eurocurrency Rate Loans and 0.50% and 1.00%, respectively, for Base Rate Loans.   Our leverage ratio as of March 31, 2015 qualified us for the lowest Applicable Rate available.

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

The following table summarizes the Company’s debt at March 31, 2015 and at December 31, 2014.

	March 31, 2015		December 31, 2014
	Interest Rate	Principal Balance	Principal Balance
Credit Agreement:
US Term Loan	1.78%	$48,750	$49,375
Europe Term Loan	1.51%	20,943	23,963
US Revolving Note	1.68%	12,000	12,000
DEG Loan	4.25%	3,866	4,805
Capital leases	4.20%	224	632
Total debt		85,783	90,775
Current portion		(4,657)	(5,306)
Long-term debt, less current maturities		$81,126	$85,469

As of March 31, 2015, we were in compliance with all terms as outlined in the Credit Agreement, the DEG Loan and the capital lease agreement.

Note 6 – Derivative Financial Instruments

We are exposed to market risk from changes in foreign currency exchange rates, short-term interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to our debt obligations under our Credit Agreement and obligations from currency related interest rate swaps. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in the location’s functional currency, foreign plant operations, intercompany indebtedness, and intercompany investments and include exposures to the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Vietnamese Dong and Korean Won.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 – Derivative Financial Instruments – Continued

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year.  We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated condensed statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses a market approach to value derivative instruments, analyzing observable benchmark rates at commonly quoted intervals for the instrument’s full term.

In March, 2008, Gentherm GmbH, entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000, or $10,740 as of March 31, 2015, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of Gentherm GmbH in 2011. The counterparty to the CRS was HypoVereinsbank AG (now UniCredit Bank AG, “UniCredit”), its main bank at the time. Under this agreement, Gentherm GmbH receives interest equal to the six month Euro Interbank Offered Rate (“EURIBOR”), 0.09% at March 31, 2015, plus 1.40% and pays interest equal to the six month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”) equals or exceeds 1.46 EUR to the CHF.  When the exchange rate is less than 1.46 (it was 1.05 at March 31, 2015), Gentherm GmbH pays interest equal to the six month EURIBOR plus a premium. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100.

In 2011, Gentherm GmbH brought forth a lawsuit against UniCredit, because of the recommendation to enter into the CRS. On March 25, 2013, the District Court in Munich, Germany ruled in favor of Gentherm GmbH, asserting that UniCredit had a conflict of interest as financial advisor and counterparty to the CRS and violated its duty to disclose the initial negative market value of the CRS. The Munich District Court ruled that UniCredit must (1) pay €144 to Gentherm GmbH and (2) bear the costs of all future obligations under the CRS, which were €12,413 or $13,332 as of March 31, 2015, plus additional accrued liabilities for past due payments under the CRS of approximately €8,978, or $9,642 as of March 31, 2015. UniCredit has appealed the decision. The appeal is pending. As a result, the Company cannot be certain that any portion of the award by the Munich District Court will be upheld. Gentherm GmbH has entered into an offsetting derivative contract designed to limit the market risk of payments due under the CRS through the end of the CRS agreement, in 2018.

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of March 31, 2015 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(4,315)
					Non-current liabilities	(9,017)
Total CRS						$(13,332)	$(13,332)
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$158	Current liabilities	$(502)	$(344)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$2,128			$2,128
			Non-current assets	4,821			4,821
Total foreign currency derivatives				$7,107		$(502)	$6,605
Commodity derivatives	Cash flow hedge	Level 2	Current assets	$76			$76

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 – Derivative Financial Instruments – Continued

Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

	Location	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Foreign currency derivatives	Revaluation of derivatives	$6,197	$262
	Cost of sales	(128)	(53)
	Selling, general and administrative	21	(48)
	Other comprehensive income	(347)	61
	Foreign currency gain (loss)	207	(453)
Total foreign currency derivatives		$5,950	$(231)
CRS	Revaluation of derivatives	$(7,161)	$(509)
Interest rate derivatives	Other comprehensive income	$—	$39
Commodity derivatives	Other comprehensive income	$76	$—

We did not incur any hedge ineffectiveness during the three months ended March 31, 2015 and 2014.

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

Except for derivative instruments (see Note 6), pension liabilities and pension plan assets, the Company has no financial assets and liabilities that are carried at fair value at March 31, 2015 and December 31, 2014. The carrying amounts of financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate.  As of March 31, 2015 and December 31, 2014, the carrying value of debt instruments was not materially different than its fair value because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 5).

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of March 31, 2015 and 2014, the Company did not realize any changes to the fair value of these assets due to the non-occurrence of events or circumstances that could negatively impact their recoverability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other places in this Report. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue” or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof and are based on management’s current expectations and beliefs.  Such statements are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including risks and uncertainties set forth in this Report, and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in subsequent reports filed with or furnished to the Securities and Exchange Commission. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements and related notes thereto included elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our products are primarily sold to automobile and light truck original equipment manufacturers or their tier one suppliers. Inherent in this market are costs and commitments that are incurred well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to automotive manufacturers requiring the design, coordination and testing of proposed new components and sub-systems. Revenues from these expenditures are typically not realized for two to three years due to this development cycle. These customers in turn sell our product, as a component of an entire seat or seating system, to automotive original equipment manufacturers.

First Quarter 2015 Compared with First Quarter 2014

Product Revenues. Our product revenues for the three months ended March 31, 2015 (“First Quarter 2015”) were $206,909,000 compared with product revenues of $193,938,000 for the three months ended March 31, 2014 (“First Quarter 2014”), an increase of $12,971,000, or 7%.  A portion of our product revenues come from sales to customers in Europe much of which are denominated in European Euros (“Euro”).  During the last two quarters, the relative market value of the Euro has declined significantly against the US Dollar, our reporting currency.  During the First Quarter 2015 the average exchange rate between these currencies was 1.13 US Dollars to the Euro whereas during the First Quarter 2014 the average exchange rate was 1.37.  Consequently, our Euro dominated revenues which have increased by 7%, in Euros, have resulted in a decrease in our US Dollar reported product revenues.  Had the 2015 average exchange rate been the same as the 2014 average exchange rate for the Euro, our product revenues would have been $10,209,000 higher that reported for First Quarter 2015.  Adjusting for this unfavorable Euro currency translation impact, our First Quarter 2015 product revenues would have been $217,118,000 or 12% higher than the First Quarter 2014, reflecting higher unit volumes in substantially all of our markets and products.  Higher revenue volumes were primarily driven by continued strong shipments of climate controlled seats (“CCS”) and revenue of $7,466,000 from Gentherm Global Power Technologies (“GPT”), which was acquired on April 1, 2014.  CCS revenue increased by $12,118,000, or 15%, to $94,428,000, during First Quarter 2015.  This increase resulted from new program launches since the First Quarter 2014, strong production volumes and related sales of vehicles equipped with CCS systems, particularly vehicles in the luxury segment of the automotive market.  One example of a new vehicle launch is the newly redesigned Ford Mustang, which now offers CCS for the first time. Our seat heater revenue decreased by $7,684,000, or 9%, to approximately $73,727,000.  This decrease reflected the unfavorable impact of the declining Euro exchange rate.  Our seat heater product sales in Europe are denominated in Euro, whereas our CCS sales in Europe are primarily denominated in US Dollars.  Therefore, the unfavorable impact of the lower Euro translation rate is focused primarily on our seat heater product sales.  Adjusted for the decline in the value of the Euro, our seat heater sales actually increased due to market penetration on certain vehicle programs and stronger vehicle production volumes including those in Europe.  We also have significant growth in our heated steering wheel product which showed an increase of $990,000, or 11%, to $9,767,000.

Cost of Sales. Cost of sales increased to $140,339,000 in First Quarter 2015 from $136,913,000 in First Quarter 2014. This increase of $3,426,000 or 2.5% was due to increased sales volume, including that of GPT, partially offset by higher gross margin percentages.  A favorable change in product mix, greater coverage of fixed costs at the higher volume levels, and foreign currency impact on production expenses in the Mexican Peso (“MXN”) and Ukrainian Hryvnia (“UAH”) increased historical gross profit percentage during First Quarter 2015 to 32.2% compared with 29.4% during First Quarter 2014.  The favorable product mix was primarily attributable to the greater sales growth in CCS products on which we have historically had better margin performance.  Our manufacturing plants are located in the Ukraine, Mexico, Canada and China.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During the First Quarter 2015, MXN and UAH decreased in value as compared to the USD by 11% and 56%, respectively, resulting in lower production costs totaling $3,720,000.

Net Research and Development Expenses. Net research and development expenses were $14,548,000 during First Quarter 2015 compared to $13,045,000 in First Quarter 2014, an increase of $1,503,000, or 11.5%. This increase was primarily driven by additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive heated and cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.  Net research and development expenses also increased by $289,000 due to the acquisition of GPT.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. During First Quarter 2014, we incurred $1,075,000 in fees and expenses associated with the acquisition of GPT. We did not incur any acquisition transaction expenses during the First Quarter 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $24,945,000 in First Quarter 2015 from $17,867,000 in First Quarter 2014, an increase of $7,078,000, or 39.6%.  The increase in selling, general and administrative expenses includes the expenses of GPT totaling $2,035,000. The remaining increase in expenses was due to increased management incentive compensation costs, higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases. Our management incentive program includes various forms of equity compensation including stock options, restricted stock and stock appreciation rights (“SARs”).  Stock options and restricted stock are accounted for using the equity method and are valued at the grant date fair value and amortized over the respective service period of the employee beneficiary.  SARs are accounted for using the liability method since they are settled in cash which requires mark-to-market adjustments based on the current trading price of Gentherm Common Stock.  Since Gentherm Common Stock appreciated significantly during the First Quarter 2015, we recorded SAR related compensation expense totaling $3,700,000 for the period.  The SAR related compensation expense increased $2,700,000 from $1,000,000 during First Quarter 2014.

Income Tax Expense. We recorded an income tax expense of $6,359,000 during First Quarter 2015 representing an effective tax rate of 24.3% on earnings before income tax of $26,179,000. We recorded an income tax expense of $6,302,000 during First Quarter 2014 representing an effective tax rate of 27.5% on earnings before income tax of $22,881,000. The effective tax rates for First Quarter 2015 and First Quarter 2014 were lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Liquidity and Capital Resources

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings. Based on its current operating plan, management believes cash and cash equivalents at March 31, 2015, together with cash flows from operating activities, are sufficient to meet operating and capital expenditure needs, and to service debt, for the foreseeable future. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and materially and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could materially and adversely affect our future operations and business strategy.

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	March 31, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents	$79,581	$85,700

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents decreased by $6,119,000 in First Quarter 2015. Cash provided by operating activities during First Quarter 2015 was $8,829,000 and was attributable to net income of $19,820,000, plus non-cash adjustments.  Non-cash adjustments included depreciation and amortization of $7,459,000, stock compensation of $1,358,000 and other items.  Partially offsetting these positive cash flows from operating activities was a net increase in net operating assets and liabilities of $17,109,000, including working capital items, deferred income tax benefit of $2,483,000 and gains on the revaluation of derivatives of $324,000.

As of March 31, 2015, working capital was $197,161,000 as compared to $187,432,000 at December 31, 2014, an increase of $9,729,000, or 5.2%.  This increase was primarily related to increases in accounts receivable, inventory, and prepaid expenses and other assets and decreases in accrued liabilities and in the current portion of long-term debt totaling $15,994,000, $5,762,000, $3,905,000, $6,970,000 and $649,000, respectively.  These increases in working capital were partially offset by an increase in accounts payable of $15,522,000 and a decrease in deferred income tax assets of $715,000.  Accounts receivable primarily increased as a result of increases in product revenues and timing differences between when sales in First Quarter 2015 were realized compared with sales realized in 2014.  Working capital was also affected by changes in currency exchange rates. As a result, amounts presented are different than amounts calculable from the balance sheet.

Cash used in investing activities was $10,269,000 during First Quarter 2015, reflecting the acquisition of property and equipment totaling $10,403,000.  Purchases of property and equipment for the period related to expansion of production capacity, replacement of existing equipment and construction of new production facilities in Vietnam and Macedonia.  These new facilities will begin to expand our manufacturing capacities in Asia and Europe by the end of 2015.   The total cost to construct these facilities is estimated at $15,000,000 to $20,000,000.

Cash used by financing activities was $110,000 during First Quarter 2015.  Payment of principal on the US Term Loan, Europe Term Loan, DEG Loan and capital lease totaled $1,669,000.  Cash paid for the tax related to the cancellation of restricted stock awards totaled $467,000.  These cash flow uses were substantially offset by proceeds from the exercise of Common Stock options of $2,026,000.  See Note 5 to the consolidated condensed financial statements included herein for information about borrowings under the Credit Agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates, short-term interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to our debt obligations under our Credit Agreement and obligations from currency related interest rate swaps. We have in the past, and may in the future, make investments in bank certificates of deposits, debt instruments of the U. S. government, and in high-quality corporate issuers to mitigate the risks from short-term interest rate fluctuations. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in the location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the European Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Vietnamese Dong and Korean Won.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated condensed statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

In March, 2008, Gentherm GmbH, entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000,000, or $10,740,000 as of March 31, 2015, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of Gentherm GmbH. The counterparty of the CRS was HypoVereinsbank AG (now UniCredit Bank AG, “UniCredit”), its main bank at the time. Under this agreement, Gentherm GmbH receives interest equal to the six month Euro Interbank Offered Rate (“EURIBOR”), 0.09% at March 31, 2015, plus 1.40% and pays interest equal to the six month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”) equals or exceeds 1.46 EUR to the CHF.  When the exchange rate is less than 1.46 (it was 1.05 at March 31, 2015), Gentherm GmbH pays interest equal to the six month EURIBOR plus a premium. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100.

In 2011, Gentherm GmbH brought a lawsuit against UniCredit, because of the recommendation to enter into the CRS. On March 25, 2013, the District Court in Munich, Germany ruled in favor of Gentherm GmbH, asserting that UniCredit had a conflict of interest as financial advisor and counterparty to the CRS and violated its duty to disclose the initial negative market value of the CRS. The Munich District Court ruled that UniCredit must (1) pay €144,000 to Gentherm GmbH and (2) bear the costs of all future obligations under the CRS, which were €12,413,000 or $13,332,000 as of March 31, 2015, plus additional accrued liabilities for past due payments under the CRS of approximately €8,978,000, or $9,642,000 as of March 31, 2015. UniCredit has appealed the decision. The appeal is pending. As a result, the Company cannot be certain that any portion of the award by the Munich District Court will be upheld. Gentherm GmbH has entered into an offsetting derivative contract designed to limit the market risk of payments due under the CRS through the end of the CRS agreement, in 2018.

Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of March 31, 2015 is set forth in Note 6 to the consolidated condensed financial statements included herein.

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

March 31, 2015

	Expected Maturity Date
	2015	2016	2017	2018	2019	Total	Fair Value
	(In thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$224	$—	$—	$—	$—	$224	$224
Average Interest Rate	4.20%					4.20%
Fixed Rate (€EUR)	$430	$859	$859	$859	$859	$3,866	$3,866
Average Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Variable Rate ($USD)	$1,875	$2,813	$3,750	$4,062	$48,250	$60,750	$60,750
Average Interest Rate	1.76%	1.76%	1.76%	1.76%	1.76%	1.76%
Variable Rate (€EUR)	$806	$1,208	$1,611	$1,745	$15,573	$20,943	$20,943
Average Interest Rate	1.51%	1.51%	1.51%	1.51%	1.51%	1.51%

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

March 31, 2015

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(In thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive HUF/Pay EUR€)
Total Contract Amount (€)	€3,637						€3,637	€146
Average Contract Rate	313.48	—	—	—	—	—	313.48
(Receive CHF/Pay EUR€)
Total Contract Amount (€)	€6,218	€12,437	€12,302	€6,151	€—	—	€37,108	€6,453
Average Contract Rate	1.20	1.20	1.20	1.20		—	1.20
$US functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount ($)	$16,580						$16,580	$(459)
Average Contract Rate	14.87	—	—	—	—	—	14.87
(Receive EUR€/Pay USD$)
Total Contract Amount ($)	$913						$913	$—
Average Contract Rate	1.07	—	—	—	—	—	1.07
(Receive CAD/Pay USD$)
Total Contract Amount ($)	$1,808						$1,808	$8
Average Contract Rate	1.27	—	—	—	—	—	1.27

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

March 31, 2015

	Carrying Amount	Fair Value
On Balance Sheet Commodity Position and Related Derivatives	$76,000	$76,000

	Expected Maturity 2015	Fair Value
Related Derivatives
Futures Contracts (Long):
Contract Volumes (metric tons)	590
Weighted Average Price (per metric ton)	$5,895
Contract Amount ($)	$3,478,050	$76,000

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the first quarter of the fiscal year ended December 31, 2015.  See Note 6 to the consolidated condensed financial statements for information regarding the dispute with UniCredit Bank AG and our currency related interest rate swaps.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.  You should carefully consider the risks and uncertainties described therein.

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
Date: May 1, 2015

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 1, 2015