Form 10-Q
period 2015-06-30
GENTHERM Inc
filed 2015-07-31
CIK 903129

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At July 31, 2015, there were 36,058,152 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$101,643	$85,700
Accounts receivable, less allowance of $3,005 and $2,847, respectively	149,426	136,183
Inventory:
Raw materials	49,559	48,678
Work in process	4,905	4,009
Finished goods	25,152	24,956
Inventory, net	79,616	77,643
Derivative financial instruments	2,195	145
Deferred income tax assets	5,738	6,247
Prepaid expenses and other assets	33,624	29,107
Total current assets	372,242	335,025
Property and equipment, net	101,804	91,727
Goodwill	28,472	30,398
Other intangible assets	56,916	68,129
Deferred financing costs	356	406
Deferred income tax assets	22,745	18,843
Derivative financial instruments	5,094	1,345
Other non-current assets	12,125	12,019
Total assets	$599,754	$557,892
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$82,869	$71,434
Accrued liabilities	62,972	68,387
Current maturities of long-term debt	4,505	5,306
Deferred tax liabilities	21	—
Derivative financial instruments	5,296	2,466
Total current liabilities	155,663	147,593
Pension benefit obligation	9,867	10,321
Other liabilities	7,163	2,788
Long-term debt, less current maturities	81,078	85,469
Derivative financial instruments	9,499	6,698
Deferred income tax liabilities	9,636	10,804
Total liabilities	272,906	263,673
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 36,055,652 and 35,696,334 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	249,661	243,255
Paid-in capital	(6,530)	(8,224)
Accumulated other comprehensive loss	(40,528)	(25,743)
Accumulated earnings	124,245	84,931
Total shareholders’ equity	326,848	294,219
Total liabilities and shareholders’ equity	$599,754	$557,892

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product revenues	$213,441	$206,182	$420,350	$400,120
Cost of sales	147,736	145,425	288,075	282,338
Gross margin	65,705	60,757	132,275	117,782
Operating expenses:
Net research and development expenses	14,977	14,550	29,525	27,595
Acquisition transaction expenses	—	—	—	1,075
Selling, general and administrative	24,058	21,693	49,003	39,560
Total operating expenses	39,035	36,243	78,528	68,230
Operating income	26,670	24,514	53,747	49,552
Interest expense	(544)	(970)	(1,108)	(1,901)
Revaluation of derivatives loss	(53)	(340)	(1,017)	(587)
Foreign currency (loss) gain	(107)	(320)	328	(1,843)
Gain from equity investment	—	—	—	785
Other income (expense)	262	41	457	(200)
Earnings before income tax	26,228	22,925	52,407	45,806
Income tax expense	6,734	6,502	13,093	12,804
Net income	$19,494	$16,423	$39,314	$33,002
Basic earnings per share	$0.54	$0.46	$1.10	$0.94
Diluted earnings per share	$0.53	$0.46	$1.08	$0.92
Weighted average number of shares – basic	35,971	35,361	35,871	35,213
Weighted average number of shares – diluted	36,585	36,094	36,429	35,841

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$19,494	$16,423	$39,314	$33,002
Other comprehensive income (loss), gross of tax:
Foreign currency translation adjustments gain (loss)	4,722	(730)	(14,883)	(3,355)
Unrealized (loss) gain on foreign currency derivative securities	(430)	99	(777)	160
Unrealized loss on commodity derivative securities	(124)	—	(48)	—
Unrealized gain on interest rate derivative securities	—	—	—	39
Other comprehensive income (loss), gross of tax	$4,168	$(631)	$(15,708)	$(3,156)
Other comprehensive income, related tax effect:
Foreign currency translation adjustments	246	280	713	854
Unrealized gain on foreign currency derivative securities	121	—	210	—
Other comprehensive income, related tax effect	$367	$280	$923	$854
Other comprehensive income (loss), net of tax	$4,535	$(351)	$(14,785)	$(2,302)
Comprehensive income	$24,029	$16,072	$24,529	$30,700

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net income	$39,314	$33,002
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,323	15,931
Deferred income tax benefit	(4,765)	(6,309)
Stock compensation	2,983	2,225
Defined benefit plan expense	105	28
Provision of doubtful accounts	252	(330)
Gain on revaluation of financial derivatives	(150)	(217)
Gain from equity investment	—	(785)
(Gain) loss on sale of property and equipment	(41)	28
Changes in operating assets and liabilities:
Accounts receivable	(16,711)	(17,456)
Inventory	(4,433)	5,024
Prepaid expenses and other assets	(6,674)	(6,959)
Accounts payable	13,148	(1,312)
Accrued liabilities	1,421	1,496
Net cash provided by operating activities	39,772	24,366
Investing Activities:
Acquisition and investment in subsidiary, net of cash acquired	(47)	(31,739)
Proceeds from the sale of property and equipment	225	44
Purchases of property and equipment	(23,029)	(15,489)
Net cash used in investing activities	(22,851)	(47,184)
Financing Activities:
Borrowing of debt	—	13,455
Repayments of debt	(2,801)	(12,470)
Excess tax benefit from equity awards	1,462	4,155
Cash paid for the cancellation of restricted stock	(467)	—
Proceeds from the exercise of Common Stock options	4,122	3,406
Net cash provided by financing activities	2,316	8,546
Foreign currency effect	(3,294)	2,541
Net increase (decrease) in cash and cash equivalents	15,943	(11,731)
Cash and cash equivalents at beginning of period	85,700	54,885
Cash and cash equivalents at end of period	$101,643	$43,154
Supplemental disclosure of cash flow information:
Cash paid for taxes	$19,384	$9,889
Cash paid for interest	$890	$1,308
Supplemental disclosure of non-cash transactions:
Common Stock issued to Board of Directors and employees	$1,389	$1,330

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2014	35,697	$243,255	$(8,224)	$84,931	$(25,743)	$294,219
Exercise of Common Stock options for cash	272	5,484	(1,362)	—	—	4,122
Tax benefit from exercises of Common Stock options	—	—	1,462	—	—	1,462
Cancelation of restricted stock	(11)	(467)	—	—	—	(467)
Stock option compensation	—	—	1,594	—		1,594
Common Stock issued to Board of Directors and employees	98	1,389	—	—	—	1,389
Currency translation, net	—	—	—	—	(14,170)	(14,170)
Commodity hedge, net	—	—	—	—	(48)	(48)
Foreign currency hedge, net	—	—	—	—	(567)	(567)
Net income	—	—	—	39,314	—	39,314
Balance at June 30, 2015	36,056	$249,661	$(6,530)	$124,245	$(40,528)	$326,848

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

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

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in the audited annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2014 was derived from audited annual consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the six months ended June 30, 2015 is not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Debt Issuance Costs

In April, 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.”   To simplify the presentation of debt issuance costs and improve consistency with International Financial Reporting Standards, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of a Company’s corresponding debt liability, similar to the current presentation of a debt discount or premium.   Amortization of debt issuance costs will be reported as interest expense.

ASU 2015-03 is effective for fiscal and interim periods beginning after December 15, 2015.  Early adoption of the amendments in this update is permitted.  Entities are required to comply with the applicable disclosures for a change in an accounting principle, including a description of prior period information that has been retrospectively adjusted.  We believe adoption of ASU 2015-03 will impact the presentation of debt issuance costs on the Company’s consolidated condensed balance sheet.  We are still in the process of determining the impact.

Revenue from Contracts with Customers

In May, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The update’s core principal is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Companies are to use a five-step contract review model to ensure revenue gets recognized, measured and disclosed in accordance with this principle.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

ASU 2014-09 was to be effective for fiscal years and interim periods beginning after December 15, 2016.  On July 9, 2015, the FASB decided to defer by one year the effective date for both public and nonpublic entities.  As a result, ASU 2014-09 is now effective for fiscal years and interim periods beginning after December 15, 2017.   The amendments in this update will be applied retrospectively either to each prior reporting period presented or to disclose the cumulative effect recognized at the date of initial application.  Gentherm has developed a plan to complete the five-step contract review process for all existing contracts with customers.  We are still in the process of determining the impact the implementation of ASU 2014-09 will have on the Company’s financial statements.

Note 3 – Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of stock outstanding during the period. The Company’s diluted earnings per share give effect to all potential Common Stock outstanding during a period that do not have an anti-dilutive impact to the calculation. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be issued from the exercise of Common Stock equivalents.

The following summarizes the Common Stock included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average number of shares for calculation of basic EPS	35,970,992	35,360,957	35,870,649	35,213,135
Stock options under the 2006, 2011 and 2013 equity plans	613,858	732,643	557,858	628,093
Weighted average number of shares for calculation of diluted EPS	36,584,850	36,093,600	36,428,507	35,841,228

All stock options outstanding at both the three and six month periods ended June 30, 2015 and 2014 are included in the calculation of diluted shares.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 4 – Segment Reporting – Continued

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three and six month periods ended June 30, 2015 and 2014. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of June 30, 2015, goodwill assigned to our Automotive and Industrial segments were $22,167  and $6,305, respectively.  As of June 30, 2014, goodwill assigned to our Automotive and Industrial segments were $25,646 and $6,601, respectively.

Three Months Ended June 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2015:
Product revenues	$200,954	$12,487	$—	$213,441
Depreciation and amortization	6,885	404	575	7,864
Operating income (loss)	42,070	(1,806)	(13,594)	26,670
2014:
Product revenues	$198,008	$8,174	$—	$206,182
Depreciation and amortization	6,918	664	876	8,458
Operating income (loss)	38,525	(3,051)	(10,960)	24,514

Six Months Ended June 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2015:
Product revenues	$400,397	$19,953	$—	$420,350
Depreciation and amortization	13,201	893	1,229	15,323
Operating income (loss)	82,752	(2,912)	(26,093)	53,747
2014:
Product revenues	$391,946	$8,174	$—	$400,120
Depreciation and amortization	13,400	771	1,760	15,931
Operating income (loss)	73,699	(4,601)	(19,546)	49,552

Total product revenues information by geographic area is as follows:

	Three Months Ended June 30,
	2015		2014
United States	$98,767	46%	$88,850	43%
South Korea	21,213	10%	24,039	12%
Germany	18,799	9%	25,486	12%
China	16,390	8%	17,349	8%
Japan	11,332	5%	11,856	7%
Czech Republic	7,076	3%	6,855	3%
United Kingdom	6,638	3%	6,199	3%
Malaysia	6,108	3%	—	0%
Canada	6,090	3%	4,569	2%
Other	21,028	10%	20,979	10%
Total Non U.S.	114,674	54%	117,332	57%
	$213,441	100%	$206,182	100%

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 4 – Segment Reporting – Continued

	Six Months Ended June 30,
	2015		2014
United States	$194,071	46%	$173,917	43%
South Korea	44,076	10%	45,954	11%
Germany	37,639	9%	47,962	12%
China	34,360	8%	33,293	8%
Japan	22,517	5%	22,321	6%
United Kingdom	13,626	3%	12,799	3%
Czech Republic	13,235	3%	12,941	3%
Canada	11,575	3%	7,731	2%
Mexico	10,759	3%	9,761	2%
Other	38,492	10%	33,441	10%
Total Non U.S.	226,279	54%	226,203	57%
	$420,350	100%	$400,120	100%

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

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”).  Base Rate Loans are equal to the highest of the Federal Funds Rate (0.08% at June 30, 2015) plus 0.50%, Bank of America’s prime rate (3.25% as of June 30, 2015), or a one month Eurocurrency rate plus 1.00%.  Eurocurrency Rate Loans denominated in US Dollars or European Euros (“Euros”) are equal to the London Interbank Offered Rate and the Canadian Dealer Offered Rate for Canadian Dollar denominations.  All loans denominated in a currency other than the US Dollar, including the Europe Term Loan, must be Eurocurrency Rate Loans.  Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio of the Company, as defined by the Credit Agreement. As long as the Company is not in default of the terms and conditions of the Credit Agreement, the lowest and highest possible Applicable Rate is 1.50% and 2.00%, respectively, for Eurocurrency Rate Loans and 0.50% and 1.00%, respectively, for Base Rate Loans.   Our leverage ratio as of June 30, 2015 qualified us for the lowest Applicable Rate available.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Debt – Continued

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

The following table summarizes the Company’s debt at June 30, 2015 and at December 31, 2014.

	June 30, 2015		December 31, 2014
	Interest Rate	Principal Balance	Principal Balance
Credit Agreement:
US Term Loan	1.78%	$48,125	$49,375
Europe Term Loan	1.50%	21,447	23,963
US Revolving Note	1.69%	12,000	12,000
DEG Loan	4.25%	4,011	4,805
Capital leases		—	632
Total debt		85,583	90,775
Current portion		(4,505)	(5,306)
Long-term debt, less current maturities		$81,078	$85,469

As of June 30, 2015, we were in compliance with all terms as outlined in the Credit Agreement and DEG Loan agreement.

On June 24, 2015, we entered into a loan agreement with DEG (“Vietnam Loan”) for a long-term senior loan in an amount of $15,000,000 to finance the construction and set up of the Vietnam production facility.  Interest on the loan will be paid at an aggregate interest rate of 3.65% plus the six months LIBOR rate.  The interest rate will be fixed on the date the funds are drawn.  We expect to draw the funds during the third quarter of the fiscal year ended December 31, 2015. The Vietnam Loan is subject to semi-annual principal payments beginning November, 2017 and ending May, 2023.  Under the terms of the Vietnam Loan, the Company must maintain a minimum Current Ratio, Equity Ratio and Enhanced Equity Ratio based on the financial statements of Gentherm’s  wholly owned subsidiary, Gentherm Vietnam Co. LTD, each as defined by the Vietnam Loan agreement.

Note 6 – Derivative Financial Instruments

We are exposed to market risk from changes in foreign currency exchange rates, short-term interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to our debt obligations under our Credit Agreement and obligations from currency related interest rate swaps. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in the location’s functional currency, foreign plant operations, intercompany indebtedness, and intercompany investments and include exposures to the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won, Vietnamese Dong, and Macedonian Denar.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year.  We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency (loss) gain in the consolidated condensed statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 6 – Derivative Financial Instruments – Continued

The Company uses a market approach to value derivative instruments, analyzing observable benchmark rates at commonly quoted intervals for the instrument’s full term.

In March, 2008, Gentherm GmbH, entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000, or $11,141 as of June 30, 2015, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of Gentherm GmbH in 2011. The counterparty to the CRS was HypoVereinsbank AG (now UniCredit Bank AG, “UniCredit”), its main bank at the time. Under this agreement, Gentherm GmbH receives interest equal to the six month Euro Interbank Offered Rate (“EURIBOR”), 0.05% at June 30, 2015, plus 1.40% and pays interest equal to the six month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”) equals or exceeds 1.46 EUR to the CHF.  When the exchange rate is less than 1.46 (it was 1.05 at June 30, 2015), Gentherm GmbH pays interest equal to the six month EURIBOR plus a premium. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100.

In 2011, Gentherm GmbH brought forth a lawsuit against UniCredit, because of the recommendation to enter into the CRS. On March 25, 2013, the District Court in Munich, Germany ruled in favor of Gentherm GmbH, asserting that UniCredit had a conflict of interest as financial advisor and counterparty to the CRS and violated its duty to disclose the initial negative market value of the CRS. The Munich District Court ruled that UniCredit must (1) pay €144 to Gentherm GmbH and (2) bear the costs of all future obligations under the CRS, which were €12,532 or $13,962 as of June 30, 2015, plus additional accrued liabilities for past due payments under the CRS of approximately €9,065, or $10,099 as of June 30, 2015. UniCredit has appealed the decision. The appeal is pending. As a result, the Company cannot be certain that any portion of the award by the Munich District Court will be upheld. Gentherm GmbH has entered into an offsetting derivative contract designed to limit the market risk of payments due under the CRS through the end of the CRS agreement, in 2018.

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of June 30, 2015 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(4,463)
					Non-current liabilities	(9,499)
Total CRS						$(13,962)	$(13,962)
Foreign currency derivatives	Cash flow hedge	Level 2			Current liabilities	$(785)	$(785)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$2,195			$2,195
			Non-current assets	5,094			5,094
Total foreign currency derivatives				$7,289		$(785)	$6,504
Commodity derivatives	Cash flow hedge	Level 2			Current liabilities	$(48)	$(48)

Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

	Location	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Foreign currency derivatives	Revaluation of derivatives	$81	$6,278	$(421)	$(159)
	Cost of sales	(192)	(320)	83	30
	Selling, general and administrative	25	46	(20)	(68)
	Other comprehensive income	(430)	(777)	99	160
	Foreign currency (loss) gain	82	289	5	(448)
Total foreign currency derivatives		$(434)	$5,516	$(254)	$(485)
CRS	Revaluation of derivatives	$(134)	$(7,295)	$82	$(427)
Interest rate derivatives	Revaluation of derivatives	$—	$—	$(1)	$(1)
	Other comprehensive income	—	—	—	39
Commodity derivatives	Other comprehensive income	$(124)	$(48)	$—	$—

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 6 – Derivative Financial Instruments – Continued

We did not incur any hedge ineffectiveness during the six months ended June 30, 2015 and 2014.

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

Except for derivative instruments (see Note 6), the Company has no financial assets and liabilities that are carried at fair value at June 30, 2015 and December 31, 2014. The carrying amounts of financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate (Level 1 and 3 inputs).  As of June 30, 2015 and December 31, 2014, the carrying value of the Company’s Credit Agreement was not materially different than its fair value because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 5).

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of June 30, 2015 and 2014, the Company did not realize any changes to the fair value of these assets due to the non-occurrence of events or circumstances that could negatively impact their recoverability.

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

Second Quarter 2015 Compared with Second Quarter 2014

Product Revenues. Our product revenues for the three months ended June 30, 2015 (“Second Quarter 2015”) were $213,441,000 compared with product revenues of $206,182,000 for the three months ended June 30, 2014 (“Second Quarter 2014”), an increase of $7,259,000, or 4%.  A portion of our product revenues come from sales to customers in Europe much of which are denominated in European Euros (“Euro”).  Since the end of Second Quarter 2014, the relative market value of the Euro declined significantly against the US Dollar, our reporting currency.  During the Second Quarter 2015 the average exchange rate between these currencies was 1.11 US Dollars to the Euro whereas during the Second Quarter 2014 the average exchange rate was 1.37.  Consequently, our Euro dominated revenues, which have increased by 7% in Euros, have resulted in a decrease in our US Dollar reported product revenues. The strong US Dollar against other currencies had similar impacts to our reporting product revenues. Had the 2015 average exchange rates for these currencies been the same as the 2014 average exchange rates, our product revenues would have been $13,661,000 higher than that reported for Second Quarter 2015.  Adjusting for this unfavorable currency translation impact, our Second Quarter 2015 product revenues would have been $227,102,000 or 10% higher than the Second Quarter 2014, reflecting higher unit volumes in substantially all of our markets and products.  Higher revenue volumes were primarily driven by higher sales for Gentherm Global Power Technologies (“GPT”), which product revenues totaling $12,500,000 were 54% higher during Second Quarter 2015 as compared with Second Quarter 2014, and continued strong shipments of climate controlled seats (“CCS”).  CCS revenue increased by $10,051,000, or 12%, to $95,914,000, during Second Quarter 2015.  This increase resulted from new program launches since Second Quarter 2014, strong production volumes and related sales of vehicles equipped with CCS systems, particularly vehicles in the luxury segment of the automotive market.  One example of a new vehicle launch is the newly redesigned Ford Mustang, which now offers CCS for the first time. Our seat heater revenue decreased by $7,963,000, or 10%, to $74,148,000.  This decrease reflected the unfavorable impact of the declining Euro exchange rate.  Our seat heater product sales in Europe are denominated in Euro, whereas our CCS sales in Europe are primarily denominated in US Dollars.  Therefore, the unfavorable impact of the lower Euro translation rate is focused primarily on our seat heater product sales.  Adjusted for the decline in the value of the Euro, our seat heater sales actually increased due to market penetration on certain vehicle programs and stronger vehicle production volumes including those in Europe.  We also have significant growth in our heated steering wheel product which showed an increase of $1,318,000, or 15%, to $10,256,000.

Cost of Sales. Cost of sales increased to $147,736,000 during Second Quarter 2015 from $145,425,000 during Second Quarter 2014. This increase of $2,311,000 or 2% was due to increased sales volume partially offset by higher gross margin percentages.  A favorable change in product mix, greater coverage of fixed costs at the higher volume levels, and foreign currency impact on production expenses in the Mexican Peso (“MXN”) and Ukrainian Hryvnia (“UAH”) increased historical gross profit percentage during Second Quarter 2015 to 30.8% compared with 29.5% during Second Quarter 2014.  The favorable product mix was primarily attributable to the greater sales growth in CCS products on which we have historically had better margin performance.  Our manufacturing plants are located in the Ukraine, Mexico, Canada and China.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During the Second Quarter 2015, MXN and UAH decreased in value as compared to the USD by 15% and 45%, respectively, resulting in lower production costs totaling $4,300,000.

Net Research and Development Expenses. Net research and development expenses were $14,977,000 during Second Quarter 2015 compared to $14,550,000 during Second Quarter 2014, an increase of $427,000, or 3%. This increase was primarily driven by additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive heated and cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $24,058,000 during Second Quarter 2015 from $21,693,000 during Second Quarter 2014, an increase of $2,365,000, or 11%.  The increase in expenses was due to increased management incentive compensation costs, higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases. Our management incentive program includes various forms of equity compensation including stock options, restricted stock and stock appreciation rights (“SARs”).  Stock options and restricted stock are accounted for using the equity method and are valued at the grant date fair value and amortized over the respective service period of the employee beneficiary.  SARs are accounted for using the liability method since they are settled in cash which requires mark-to-market adjustments based on the current trading price of our Common Stock.  Since our Common Stock appreciated significantly during Second Quarter 2015, we recorded SAR related compensation expense totaling $2,792,000 for the period.  The SAR related compensation expense increased $557,000 from $2,235,000 during Second Quarter 2014.

Income Tax Expense. We recorded an income tax expense of $6,734,000 during Second Quarter 2015 representing an effective tax rate of 25.7% on earnings before income tax of $26,228,000. We recorded an income tax expense of $6,502,000 during Second Quarter 2014 representing an effective tax rate of 28.4% on earnings before income tax of $22,925,000. The effective tax rates for Second Quarter 2015 and Second Quarter 2014 were lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

First Half  2015 Compared with First Half 2014

Product Revenues. Our product revenues for the six months ended June 30, 2015 (“First Half 2015”) were $420,350,000 compared with product revenues of $400,120,000 for the six months ended June 30, 2014 (“First Half 2014”), an increase of $20,230,000 or 5%.  A portion of our product revenues come from sales to customers in Europe much of which are denominated in Euros.  Since the end of First Half 2014, the relative market value of the Euro declined significantly against the US Dollar, our reporting currency.  During the First Half 2015 the average exchange rate between these currencies was 1.12 US Dollars to the Euro whereas during the First Half 2014 the average exchange rate was 1.37.  Consequently, our Euro dominated revenues which have increased by 7%, in Euros, have resulted in a decrease in our US Dollar reported product revenues.  The strong US Dollar against certain other currencies had similar impacts to our reporting product revenues. Had the First Half 2015 average exchange rate been the same as the First Half 2014 average exchange rate for these currencies, our product revenues would have been $25,349,000 higher than that reported for First Half 2015.  Adjusting for this unfavorable currency translation impact, our First Half 2015 product revenues would have been $445,699,000 or 11% higher than the First Half 2014, reflecting higher unit volumes in substantially all of our markets and products.  Higher revenue volumes were primarily driven by continued strong shipments of CCS and higher revenue from GPT.  GPT had increased revenue during Second Quarter 2015 as compared to Second Quarter 2014 totaling $4,378,000 or 54% and had First Quarter 2015 revenue of $7,466,000 as compared to zero for First Quarter 2014 since it was acquired on April 1, 2014 and therefore did not report product revenue as part of Gentherm during that period.  CCS revenue increased by $22,164,000, or 13%, to $190,338,000, during First Half 2015.  This increase resulted from new program launches since First Half 2014, strong production volumes and related sales of vehicles equipped with CCS systems, particularly vehicles in the luxury segment of the automotive market.  One example of a new vehicle launch is the newly redesigned Ford Mustang, which now offers CCS for the first time. Our seat heater revenue decreased by $15,643,000, or 10%, to $147,879,000.  This decrease reflected the unfavorable impact of the declining Euro exchange rate.  Our seat heater product sales in Europe are denominated in Euro, whereas our CCS sales in Europe are primarily denominated in US Dollars.  Therefore, the unfavorable impact of the lower Euro translation rate is focused primarily on our seat heater product sales.  Adjusted for the decline in the value of the Euro, our seat heater sales actually increased due to market penetration on certain vehicle programs and stronger vehicle production volumes including those in Europe.  We also have significant growth in our heated steering wheel product which showed an increase of $2,314,000, or 13%, to $20,029,000.

Cost of Sales. Cost of sales increased to $288,075,000 during First Half 2015 from $282,338,000 during First Half 2014. This increase of $5,737,000 or 2% was due to increased sales volume, including that of GPT, partially offset by higher gross margin percentages.  A favorable change in product mix, greater coverage of fixed costs at the higher volume levels, and foreign currency impact on production expenses in MXN and UAH increased historical gross profit percentage during First Half 2015 to 31.5% compared with 29.4% during First Half 2014.  The favorable product mix was primarily attributable to the greater sales growth in CCS products on which we have historically had better margin performance.  Our manufacturing plants are located in the Ukraine, Mexico, Canada and China.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During First Half 2015, MXN and UAH decreased in value as compared to the USD by 13% and 50%, respectively, resulting in lower production costs totaling $9,800,000.

Net Research and Development Expenses. Net research and development expenses were $29,525,000 during First Half 2015 compared to $27,595,000 during First Half 2014, an increase of $1,930,000, or 7%. This increase was primarily driven by additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive heated and cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.  Net research and development expenses also increased due to the acquisition of GPT which had net research and development expenses during First Quarter 2015 of $289,000 but no such expense during First Quarter 2014 as it was acquired on April 1, 2014.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. During First Half 2014, we incurred $1,075,000 in fees and expenses associated with the acquisition of GPT. We did not incur any acquisition transaction expenses during First Half 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $49,003,000 in First Half 2015 from $39,560,000 during First Half 2014, an increase of $9,443,000, or 24%.  The increase in selling, general and administrative expenses includes First Quarter 2015 expenses of GPT totaling $2,035,000 as compared with no such expenses during First Quarter 2014 due to acquisition timing. The remaining increase in expenses was due to increased management incentive compensation costs, higher general legal, audit and travel costs, as well as wages and benefits costs resulting from new employee hiring and merit increases. Our management incentive program includes various forms of equity compensation including stock options, restricted stock and SARs.  Stock options and restricted stock are accounted for using the equity method and are valued at the grant date fair value and amortized over the respective service period of the employee beneficiary.  SARs are accounted for using the liability method since they are settled in cash which requires mark-to-market adjustments based on the current trading price of our Common Stock.  Since our Common Stock appreciated significantly during First Half 2015, we recorded SAR related compensation expense totaling $6,500,000 for the period.  The SAR related compensation expense increased $4,265,000 from $2,235,000 during First Half 2014.

Income Tax Expense. We recorded an income tax expense of $13,093,000 during First Half 2015 representing an effective tax rate of 25.0% on earnings before income tax of $52,407,000. We recorded an income tax expense of $12,804,000 during First Half 2014 representing an effective tax rate of 28.0% on earnings before income tax of $45,806,000. The effective tax rates for First Half 2015 and First Half 2014 were lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Liquidity and Capital Resources

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings. Based on its current operating plan, management believes cash and cash equivalents at June 30, 2015, together with cash flows from operating activities, are sufficient to meet operating and capital expenditure needs, and to service debt, for the foreseeable future. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and materially and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could materially and adversely affect our future operations and business strategy.

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	June 30, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents	$101,643	$85,700

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents increased by $15,943,000 during First Half 2015. Cash provided by operating activities during First Half 2015 was $39,772,000 and was attributable to net income of $39,314,000, plus non-cash adjustments.  Non-cash adjustments included depreciation and amortization of $15,323,000, stock compensation of $2,983,000 and other items.  Partially offsetting these positive cash flows from operating activities was a net increase in net operating assets and liabilities of $13,249,000, including working capital items, deferred income tax benefit of $4,765,000 and gains on the revaluation of derivatives of $150,000.

As of June 30, 2015, working capital was $216,579,000 as compared to $187,432,000 at December 31, 2014, an increase of $29,147,000, or 16%.  Aside from the impact of cash and cash equivalents, this increase was primarily related to increases in accounts receivable, inventory, prepaid expenses and other assets and a decrease in the current portion of long-term debt totaling $16,711,000, $4,433,000, $6,674,000, and $801,000, respectively.  These increases in working capital were partially offset by an increase in accounts payable, accrued liabilities, and net current derivative financial instrument liabilities of $13,148,000, $1,421,000 and $780,000.  Accounts receivable primarily increased as a result of increases in product revenues and timing differences between when sales were realized during First Half 2015 compared with sales realized during 2014.  Working capital was also affected by changes in currency exchange rates. As a result, amounts presented are different than amounts calculable from the balance sheet.

Cash used in investing activities was $22,851,000 during First Half 2015, reflecting the acquisition of property and equipment totaling $23,029,000.  Purchases of property and equipment for the period related to expansion of production capacity, replacement of existing equipment and construction of new production facilities in Vietnam and Macedonia.  These new facilities will begin to expand our manufacturing capacities in Asia and Europe by the end of 2015.

Cash provided by financing activities was $2,316,000 during First Half 2015, reflecting proceeds from the exercise of Common Stock options and excess tax benefit from equity awards of $4,122,000 and $1,462,000, respectively.  These proceeds were offset by payment of principal on the US Term Loan, Europe Term Loan, DEG Loan and capital lease totaling $2,801,000.  Cash was also paid for the tax related to the cancellation of restricted stock awards totaled $467,000.  See Note 5 to the consolidated condensed financial statements included herein for information about borrowings under the Credit Agreement.

On June 24, 2015, we entered into a loan agreement with DEG (“Vietnam Loan”) for a long-term senior loan in an amount of $15,000,000 to finance the construction and set up of the Vietnam production facility.  Interest on the loan will be paid at an aggregate interest rate of 3.65% plus the six months LIBOR rate.  The interest rate will be fixed on the date the funds are drawn.  We expect to draw the funds during the third quarter of the fiscal year ended December 31, 2015. The Vietnam Loan is subject to semi-annual principal payments beginning November, 2017 and ending May, 2023.  Under the terms of the Vietnam Loan, the Company must maintain a minimum Current Ratio, Equity Ratio and Enhanced Equity Ratio based on the financial statements of Gentherm’s  wholly owned subsidiary, Gentherm Vietnam Co. LTD, each as defined by the Vietnam Loan agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates, short-term interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to our debt obligations under our Credit Agreement and obligations from currency related interest rate swaps. We have in the past, and may in the future, make investments in bank certificates of deposits, debt instruments of the U. S. government, and in high-quality corporate issuers to mitigate the risks from short-term interest rate fluctuations. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in the location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the European Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won, Vietnamese Dong, and Macedonian Denar.

We regularly enters into derivative contracts with the objective of managing our financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency (loss) gain in the consolidated condensed statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

In March, 2008, Gentherm GmbH, entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000,000, or $11,141,000 as of June 30, 2015, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of Gentherm GmbH. The counterparty of the CRS was HypoVereinsbank AG (now UniCredit Bank AG, “UniCredit”), its main bank at the time. Under this agreement, Gentherm GmbH receives interest equal to the six month Euro Interbank Offered Rate (“EURIBOR”), 0.05% at June 30, 2015, plus 1.40% and pays interest equal to the six month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”) equals or exceeds 1.46 EUR to the CHF.  When the exchange rate is less than 1.46 (it was 1.05 at June 30, 2015), Gentherm GmbH pays interest equal to the six month EURIBOR plus a premium. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100.

In 2011, Gentherm GmbH brought a lawsuit against UniCredit, because of the recommendation to enter into the CRS. On March 25, 2013, the District Court in Munich, Germany ruled in favor of Gentherm GmbH, asserting that UniCredit had a conflict of interest as financial advisor and counterparty to the CRS and violated its duty to disclose the initial negative market value of the CRS. The Munich District Court ruled that UniCredit must (1) pay €144,000 to Gentherm GmbH and (2) bear the costs of all future obligations under the CRS, which were €12,532,000 or $13,962,000 as of June 30, 2015, plus additional accrued liabilities for past due payments under the CRS of approximately €9,065,000, or $10,099,000 as of June 30, 2015. UniCredit has appealed the decision. The appeal is pending. As a result, the Company cannot be certain that any portion of the award by the Munich District Court will be upheld. Gentherm GmbH has entered into an offsetting derivative contract designed to limit the market risk of payments due under the CRS through the end of the CRS agreement, in 2018.

Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of June 30, 2015 is set forth in Note 6 to the consolidated condensed financial statements included herein.

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

June 30, 2015

	Expected Maturity Date
	2015	2016	2017	2018	2019	Total	Fair Value
	(In thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$447	$891	$891	$891	$891	$4,011	$4,011
Average Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Variable Rate ($USD)	$1,250	$2,813	$3,750	$4,062	$48,250	$60,125	$60,125
Average Interest Rate	1.76%	1.76%	1.76%	1.76%	1.76%	1.76%
Variable Rate (€EUR)	$558	$1,253	$1,671	$1,810	$16,155	$21,447	$21,447
Average Interest Rate	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%

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

June 30, 2015

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(In thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive HUF/Pay EUR€)
Total Contract Amount (€)	€1,812						€1,812	€(6)
Average Contract Rate	314.50	—	—	—	—	—	314.50
(Receive CHF/Pay EUR€)
Total Contract Amount (€)	€6,218	€12,437	€12,302	€6,151			€37,108	€6,542
Average Contract Rate	1.20	1.20	1.20	1.20	—	—	1.20
$US functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount ($)	$15,979						$15,979	$(556)
Average Contract Rate	15.22	—	—	—	—	—	15.22
(Receive CAD/Pay USD$)
Total Contract Amount ($)	$8,795						$8,795	$(142)
Average Contract Rate	1.23	—	—	—	—	—	1.23

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

June 30, 2015

	Carrying Amount	Fair Value
On Balance Sheet Commodity Position and Related Derivatives	$(48,000)	$(48,000)

	Expected Maturity 2015	Fair Value
Related Derivatives
Futures Contracts (Long):
Contract Volumes (metric tons)	590
Weighted Average Price (per metric ton)	$5,895
Contract Amount ($)	$3,478,050	$(48,000)

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the second quarter of the fiscal year ended December 31, 2015.  See Note 6 to the consolidated condensed financial statements for information regarding the dispute with UniCredit Bank AG and our currency related interest rate swaps.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.  You should carefully consider the risks and uncertainties described therein.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.1	May 28, 2015
10.1	First Amendment to Credit Agreement, dated as of April 15, 2015, by and among Gentherm Incorporated, Gentherm GmbH, Gentherm (Texas), Inc., Gentherm Canada Ltd., Global Thermoelectric Inc., Gentherm Properties II, LLC, the lenders party thereto, and Bank of America, N.A., as administrative agent.		8-K		10.1	April 16, 2015
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1	Section 906 Certification – CEO	X
32.2	Section 906 Certification – CFO	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: July 31, 2015

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: July 31, 2015