Form 10-Q
period 2015-09-30
GENTHERM Inc
filed 2015-10-30
CIK 903129

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At October 29, 2015, there were 36,210,905 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$129,172	$85,700
Accounts receivable, less allowance of $3,055 and $2,847, respectively	155,922	136,183
Inventory:
Raw materials	47,350	48,678
Work in process	4,503	4,009
Finished goods	26,070	24,956
Inventory, net	77,923	77,643
Derivative financial instruments	1,556	145
Deferred income tax assets	5,714	6,247
Prepaid expenses and other assets	27,117	29,107
Total current assets	397,404	335,025
Property and equipment, net	108,539	91,727
Goodwill	28,523	30,398
Other intangible assets	52,977	68,129
Deferred financing costs	333	406
Deferred income tax assets	22,902	18,843
Derivative financial instruments	2,647	1,345
Other non-current assets	12,363	12,019
Total assets	$625,688	$557,892
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$70,386	$71,434
Accrued liabilities	66,067	68,387
Current maturities of long-term debt	4,510	5,306
Deferred tax liabilities	20	—
Derivative financial instruments	5,543	2,466
Total current liabilities	146,526	147,593
Pension benefit obligation	9,977	10,321
Other liabilities	5,502	2,788
Long-term debt, less current maturities	94,781	85,469
Derivative financial instruments	5,941	6,698
Deferred income tax liabilities	10,579	10,804
Total liabilities	273,306	263,673
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 36,210,905 and 35,696,334 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	252,621	243,255
Paid-in capital	(6,690)	(8,224)
Accumulated other comprehensive loss	(45,459)	(25,743)
Accumulated earnings	151,910	84,931
Total shareholders’ equity	352,382	294,219
Total liabilities and shareholders’ equity	$625,688	$557,892

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product revenues	$223,818	$206,012	$644,168	$606,132
Cost of sales	148,892	144,427	436,967	426,765
Gross margin	74,926	61,585	207,201	179,367
Operating expenses:
Net research and development expenses	14,934	15,278	44,459	42,873
Acquisition transaction expenses	—	—	—	1,075
Selling, general and administrative	22,543	22,181	71,546	61,741
Total operating expenses	37,477	37,459	116,005	105,689
Operating income	37,449	24,126	91,196	73,678
Interest expense	(759)	(857)	(1,867)	(2,758)
Debt retirement expense	—	(730)	—	(730)
Revaluation of derivatives	(134)	294	(1,151)	(293)
Foreign currency gain (loss)	420	938	748	(905)
Gain from equity investment	—	—	—	785
Other income	487	369	944	169
Earnings before income tax	37,463	24,140	89,870	69,946
Income tax expense	9,798	6,852	22,891	19,656
Net income	$27,665	$17,288	$66,979	$50,290
Basic earnings per share	$0.77	$0.49	$1.86	$1.42
Diluted earnings per share	$0.76	$0.48	$1.84	$1.40
Weighted average number of shares – basic	36,110	35,522	35,951	35,317
Weighted average number of shares – diluted	36,482	36,271	36,390	35,943

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$27,665	$17,288	$66,979	$50,290
Other comprehensive loss, gross of tax:
Foreign currency translation adjustments loss	(4,429)	(13,178)	(19,312)	(16,533)
Unrealized loss on foreign currency derivative securities	(460)	(529)	(1,237)	(330)
Unrealized loss on commodity derivative securities	(373)	—	(421)	—
Other comprehensive loss, gross of tax	$(5,262)	$(13,707)	$(20,970)	$(16,863)
Other comprehensive loss, related tax effect:
Foreign currency translation adjustments loss	51	8	764	862
Unrealized loss on foreign currency derivative securities	125	—	335	—
Unrealized loss on commodity derivative securities	155	—	155	—
Other comprehensive loss, related tax effect	$331	$8	$1,254	$862
Other comprehensive loss, net of tax	$(4,931)	$(13,699)	$(19,716)	$(16,001)
Comprehensive income	$22,734	$3,589	$47,263	$34,289

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net income	$66,979	$50,290
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,123	24,565
Deferred income tax benefit	(4,262)	(6,294)
Stock compensation	4,687	3,449
Defined benefit plan expense (income)	284	(33)
Provision of doubtful accounts	309	500
Gain on revaluation of financial derivatives	(951)	(1,264)
Gain from equity investment	—	(785)
Loss on write-off of intangible assets	358	—
(Gain) loss on sale of property and equipment	(41)	202
Changes in operating assets and liabilities:
Accounts receivable	(24,442)	(25,190)
Inventory	(3,829)	(4,000)
Prepaid expenses and other assets	(1,313)	(8,240)
Accounts payable	1,722	8,039
Accrued liabilities	3,712	4,212
Net cash provided by operating activities	66,336	45,451
Investing Activities:
Acquisition and investment in subsidiary, net of cash acquired	(47)	(31,739)
Proceeds from the sale of property and equipment	226	96
Purchases of property and equipment	(35,728)	(26,990)
Net cash used in investing activities	(35,549)	(58,633)
Financing Activities:
Borrowing of debt	15,000	91,592
Repayments of debt	(4,156)	(76,904)
Excess tax benefit from equity awards	1,220	4,004
Cash paid for the cancellation of restricted stock	(1,475)	—
Proceeds from the exercise of Common Stock options	6,468	6,282
Net cash provided by financing activities	17,057	24,974
Foreign currency effect	(4,372)	(1,508)
Net increase in cash and cash equivalents	43,472	10,284
Cash and cash equivalents at beginning of period	85,700	54,885
Cash and cash equivalents at end of period	$129,172	$65,169
Supplemental disclosure of cash flow information:
Cash paid for taxes	$23,870	$13,181
Cash paid for interest	$1,420	$1,990
Supplemental disclosure of non-cash transactions:
Common Stock issued to Board of Directors and employees	$2,287	$2,026

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2014	35,697	$243,255	$(8,224)	$84,931	$(25,743)	$294,219
Exercise of Common Stock options for cash	436	8,554	(2,086)	—	—	6,468
Tax benefit from exercises of Common Stock options	—	—	1,220	—	—	1,220
Cancellation of restricted stock	(30)	(1,475)	—	—	—	(1,475)
Stock option compensation	—	—	2,400	—	—	2,400
Common Stock issued to Board of Directors and employees	108	2,287	—	—	—	2,287
Currency translation, net	—	—	—	—	(18,548)	(18,548)
Foreign currency hedge, net	—	—	—	—	(902)	(902)
Commodity hedge, net	—	—	—	—	(266)	(266)
Net income	—	—	—	66,979	—	66,979
Balance at September 30, 2015	36,211	$252,621	$(6,690)	$151,910	$(45,459)	$352,382

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

In September 2015, we wrote off $317 related to patents because certain claims made under specific patents we own were determined to be unpatentable by the United States Patent and Trademark Office.  We determined, however, that the loss of this patent protection did not cause a significant change in our projected future cash flows, and therefore determined that no other assets were impaired due to the ruling.  The write-off was recorded to other intangible assets on Gentherm’s Consolidated Condensed Balance Sheet.

Subsequent Events

We have evaluated subsequent events through the date that our consolidated condensed financial statements are issued.  No events have occurred that would require adjustment to or disclosure in the consolidated condensed financial statements.

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in the audited annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2014 was derived from audited annual consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the nine months ended September 30, 2015 is not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.”   To simplify the presentation of debt issuance costs and improve consistency with International Financial Reporting Standards, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of a Company’s corresponding debt liability, similar to the current presentation of a debt discount or premium.   Amortization of debt issuance costs will be reported as interest expense.  In August, ASU 2015-15, “Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” was issued to incorporate a Securities and Exchange Commission (SEC) Staff Announcement regarding ASU 2015-03.  The SEC staff noted that because ASU 2015-03 does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

ASU 2015-03 and 2015-15 are effective for fiscal and interim periods beginning after December 15, 2015.  Early adoption of the amendments in these updates is permitted.  Entities are required to comply with the applicable disclosures for a change in an accounting principle, including a description of prior period information that has been retrospectively adjusted.  We believe adoption of ASU 2015-03 and 2015-15 will have an immaterial impact on the presentation of debt on the Company’s consolidated condensed balance sheet.

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

The following summarizes the Common Stock included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average number of shares for calculation of basic EPS	36,110,360	35,522,407	35,951,430	35,317,359
Stock options under the 2006, 2011 and 2013 equity plans	371,351	748,873	438,612	625,452
Weighted average number of shares for calculation of diluted EPS	36,481,711	36,271,280	36,390,042	35,942,811

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options outstanding under the 2006, 2011 and 2013 Equity Incentive Plans	5,534	—	5,534	—
	5,534	—	5,534	—

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

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three and nine month periods ended September 30, 2015 and 2014. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of September 30, 2015, goodwill assigned to our Automotive and Industrial segments were $22,218 and $6,305, respectively.

Three Months Ended September 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2015:
Product revenues	$202,734	$21,084	$—	$223,818
Depreciation and amortization	6,956	450	394	7,800
Operating income (loss)	42,123	3,871	(8,545)	37,449
2014:
Product revenues	$197,480	$8,532	$—	$206,012
Depreciation and amortization	6,974	879	781	8,634
Operating income (loss)	32,087	(716)	(7,245)	24,126

Nine Months Ended September 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2015:
Product revenues	$603,131	$41,037	$—	$644,168
Depreciation and amortization	20,157	1,343	1,623	23,123
Operating income (loss)	124,875	959	(34,638)	91,196
2014:
Product revenues	$589,426	$16,706	$—	$606,132
Depreciation and amortization	20,374	1,650	2,541	24,565
Operating income (loss)	105,786	(5,317)	(26,791)	73,678

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 4 – Segment Reporting – Continued

Total product revenues information by geographic area is as follows:

	Three Months Ended September 30,
	2015		2014
United States	$99,833	45%	$96,680	47%
China	24,092	11%	17,557	9%
Germany	18,449	8%	22,529	11%
South Korea	18,271	8%	21,339	10%
Mexico	12,441	6%	4,991	2%
Japan	10,965	5%	11,970	6%
Czech Republic	7,522	3%	6,457	3%
Canada	7,353	3%	4,811	2%
United Kingdom	6,199	3%	5,363	3%
Other	18,693	8%	14,315	7%
Total Non U.S.	123,985	55%	109,332	53%
	$223,818	100%	$206,012	100%

	Nine Months Ended September 30,
	2015		2014
United States	$293,904	45%	$270,597	45%
South Korea	62,347	10%	67,293	11%
China	58,452	9%	50,850	8%
Germany	56,088	9%	70,491	12%
Japan	33,482	5%	34,291	6%
Mexico	23,200	4%	14,752	2%
Czech Republic	20,757	3%	19,398	3%
United Kingdom	19,825	3%	18,162	3%
Canada	18,928	3%	12,542	2%
Other	57,185	9%	47,756	8%
Total Non U.S.	350,264	55%	335,535	55%
	$644,168	100%	$606,132	100%

Note 5 – Debt

Credit Agreement

The Company, together with certain direct and indirect subsidiaries have an outstanding Credit Agreement (the “Credit Agreement”) with a syndicate of banks led by Bank of America, N.A.

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

Under the Credit Agreement, US Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”).  Base Rate Loans are equal to the highest of the Federal Funds Rate (0.07% at September 30, 2015) plus 0.50%, Bank of America’s prime rate (3.25% as of September 30, 2015), or a one month Eurocurrency rate plus 1.00%.  Eurocurrency Rate Loans denominated in US Dollars or European Euros (“Euros”) are equal to the London Interbank Offered Rate and the Canadian Dealer Offered Rate for Canadian Dollar denominations.  All loans denominated in a currency other than the US Dollar, including the Europe Term Loan, must be Eurocurrency Rate Loans.  Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio of the Company, as defined by the Credit Agreement. As long as the Company is not in default of the terms and conditions of the Credit Agreement, the lowest and highest possible Applicable Rate is 1.50% and 2.00%, respectively, for Eurocurrency Rate Loans and 0.50% and 1.00%, respectively, for Base Rate Loans.   Our leverage ratio as of September 30, 2015 qualified us for the lowest Applicable Rate available.

DEG China Loan

The Company has two fixed interest rate loans with the German Investment Corporation, a subsidiary of KfW banking group (“DEG”), a German government-owned development bank. The first, a loan we used to fund capital investments in China (the “DEG China Loan”), is subject to semi-annual principal payments beginning March, 2015 and ending September, 2019. Under the terms of the DEG China Loan, the Company must maintain a minimum Debt-to-Equity Ratio, Current Ratio and Debt Service Coverage Ratio based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Automotive Systems (China) Limited, as defined by the DEG China Loan agreement.

DEG Vietnam Loan

On June 24, 2015, we entered into the second loan agreement with DEG for a long-term senior loan in an amount of $15,000 to finance the construction and set up of the Vietnam production facility (“DEG Vietnam Loan”).  On August 27, 2015, the entire $15,000 was drawn and interest was fixed at 5.21% for the duration of the loan. The DEG Vietnam Loan is subject to semi-annual principal payments beginning November, 2017 and ending May, 2023.  Under the terms of the DEG Vietnam Loan, the Company must maintain a minimum Current Ratio, Equity Ratio and Enhanced Equity Ratio based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Vietnam Co. LTD, each as defined by the DEG Vietnam Loan agreement.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Debt – Continued

The following table summarizes the Company’s debt at September 30, 2015 and at December 31, 2014.

	September 30, 2015		December 31, 2014
	Interest Rate	Principal Balance	Principal Balance
Credit Agreement:
US Term Loan	1.83%	$47,500	$49,375
Europe Term Loan	1.50%	21,217	23,963
US Revolving Note	1.69%	12,000	12,000
DEG China Loan	4.25%	3,574	4,805
DEG Vietnam Loan	5.21%	15,000	—
Capital leases		—	632
Total debt		99,291	90,775
Current portion		(4,510)	(5,306)
Long-term debt, less current maturities		$94,781	$85,469

As of September 30, 2015, we were in compliance with all terms as outlined in the Credit Agreement, DEG China Loan and DEG Vietnam Loan.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year.  The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency (loss) gain in the consolidated condensed statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

In March, 2008, Gentherm GmbH, entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000, or $11,167 as of September 30, 2015, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of Gentherm GmbH in 2011. The counterparty to the CRS was HypoVereinsbank AG (now UniCredit Bank AG, “UniCredit”), its main bank at the time. Under this agreement, Gentherm GmbH receives interest equal to the six month Euro Interbank Offered Rate (“EURIBOR”), 0.03% at September 30, 2015, plus 1.40% and pays interest equal to the six month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”) equals or exceeds 1.46 EUR to the CHF.  When the exchange rate is less than 1.46 (it was 1.09 at September 30, 2015), Gentherm GmbH pays interest equal to the six month EURIBOR plus a premium. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 6 – Derivative Financial Instruments – Continued

In 2011, Gentherm GmbH brought forth a lawsuit against UniCredit, because of the recommendation to enter into the CRS. On March 25, 2013, the District Court in Munich, Germany ruled in favor of Gentherm GmbH, asserting that UniCredit had a conflict of interest as financial advisor and counterparty to the CRS and violated its duty to disclose the initial negative market value of the CRS. The Munich District Court ruled that UniCredit must (1) pay €144 to Gentherm GmbH and (2) bear the costs of all future obligations under the CRS, which were €8,751 or $9,773 as of September 30, 2015, plus additional accrued liabilities for past due payments under the CRS of approximately €10,803, or $12,064 as of September 30, 2015. UniCredit has appealed the decision. The appeal is pending. As a result, the Company cannot be certain that any portion of the award by the Munich District Court will be upheld. Gentherm GmbH has entered into an offsetting derivative contract designed to limit the market risk of payments due under the CRS through the end of the CRS agreement, in 2018.

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of September 30, 2015 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(3,832)
					Non-current liabilities	(5,941)
Total CRS						$(9,773)	$(9,773)
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$46	Current liabilities	$(1,290)	$(1,244)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$1,510			$1,510
			Non-current assets	2,647			2,647
Total foreign currency derivatives				$4,203		$(1,290)	$2,913
Commodity derivatives	Cash flow hedge	Level 2			Current liabilities	$(421)	$(421)

Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

	Location	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Foreign currency derivatives	Revaluation of derivatives	$(2,526)	$3,752	$557	$398
	Product Revenues	—	—	(129)	(129)
	Cost of sales	(694)	(1,014)	64	94
	Selling, general and administrative	(235)	(189)	(73)	(141)
	Other comprehensive income	(460)	(1,237)	(571)	(411)
	Foreign currency (loss) gain	31	320	(606)	(1,054)
Total foreign currency derivatives		$(3,884)	$1,632	$(758)	$(1,243)
CRS	Revaluation of derivatives	$2,392	$(4,903)	$(263)	$(690)
Interest rate derivatives	Revaluation of derivatives	$—	$—	$—	$(1)
	Other comprehensive income	—	—	42	81
Commodity derivatives	Other comprehensive income	$(373)	$(421)	$—	$—

We did not incur any hedge ineffectiveness during the nine months ended September 30, 2015 and 2014.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 7 – Fair Value Measurement

The Company bases fair value on a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have adopted a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Inputs, other than quoted market prices included in Level 1, that are observable either directly or indirectly for the asset or liability.

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

Except for derivative instruments (see Note 6), the Company has no financial assets and liabilities that are carried at fair value at September 30, 2015 and December 31, 2014. The carrying amounts of financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short maturity of such instruments. The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  As of September 30, 2015 and December 31, 2014, the carrying values of the Company’s Credit Agreement indebtedness were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 5). Discount rates used to measure the fair value of Gentherm’s DEG Vietnam Loan and DEG China Loan are based on quoted swap rates.  As of September 30, 2015, the carrying values of the DEG Vietnam Loan and DEG China Loan were $15,000 and $3,574, respectively, as compared to an estimated fair value of $15,269 and $3,666, respectively. As of December 31, 2014, the carrying value of the DEG China Loan was $4,805, as compared to an estimated aggregate fair value of $4,937.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of September 30, 2015 and December 31, 2014, the Company did not realize any changes to the fair value of these assets due to the non-occurrence of events or circumstances that could negatively impact their recoverability.

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

Third Quarter 2015 Compared with Third Quarter 2014

Product Revenues. Our product revenues for the three months ended September 30, 2015 (“Third Quarter 2015”) were $223,818,000 compared with product revenues of $206,012,000 for the three months ended September 30, 2014 (“Third Quarter 2014”), an increase of $17,806,000, or 9%.  A portion of our product revenues come from sales to customers in Europe, much of which are denominated in European Euros (“Euro”).  Since the end of Third Quarter 2014, the relative market value of the Euro declined significantly against the US Dollar, our reporting currency.  During Third Quarter 2015 the average exchange rate between these currencies was 1.11 US Dollars to the Euro whereas during Third Quarter 2014 the average exchange rate was 1.33.  Consequently, our Euro denominated revenues, which have increased by 15% in Euros, have resulted in a decrease in our US Dollar reported product revenues. The strong US Dollar against other currencies had similar impacts to our reporting product revenues. Had the Third Quarter 2015 average exchange rates for these currencies been the same as the Third Quarter 2014 average exchange rates, our product revenues would have been $13,131,000 higher than that reported for Third Quarter 2015.  Adjusting for this unfavorable currency translation impact, our Third Quarter 2015 product revenues would have been $236,949,000 or 15% higher than Third Quarter 2014, reflecting higher unit volumes in substantially all of our markets and products.

Higher revenues were primarily driven by higher sales for Gentherm Global Power Technologies (“GPT”), which product revenues totaling $21,089,000 were 145% higher during Third Quarter 2015 as compared with Third Quarter 2014, and continued strong shipments of variable temperature climate controlled seats (“CCS”).  GPT benefited from favorable timing of several large programs delivered during the quarter, which we anticipate will result in lower sequential revenues for GPT during the fourth quarter of 2015.  CCS revenue increased by $5,303,000, or 6%, to $93,337,000, during Third Quarter 2015.  This increase resulted from new program launches since Third Quarter 2014, and strong vehicle production volumes and related sales of vehicles equipped with CCS systems, particularly vehicles in the luxury segment of the automotive market.  One example of a new vehicle launch is the newly redesigned Ford Mustang, which now offers CCS for the first time. The CCS revenue increase was offset by a decrease in our seat heater revenue by $5,592,000, or 7%, to $74,082,000.  This decrease reflected the unfavorable impact of the declining Euro exchange rate.  Our seat heater product sales in Europe are denominated in Euro, whereas our CCS sales in Europe are primarily denominated in US Dollars.  Therefore, the unfavorable impact of the lower Euro translation rate primarily affected our seat heater product sales.  Adjusted for the decline in the value of the Euro, our seat heater sales actually increased due to market penetration of certain vehicle programs and stronger vehicle production volumes including those in Europe.  We also had significant growth in our heated steering wheel and automotive cable products which showed increases of $1,900,000 and $1,628,000, respectively, or 21% and 8%, to $10,937,000 and $21,281,000, respectively.

Cost of Sales. Cost of sales increased to $148,892,000 during Third Quarter 2015 from $144,427,000 during Third Quarter 2014. This increase of $4,465,000, or 3%, was due to increased sales volume partially offset by higher gross margin percentages.  A favorable change in product mix, greater coverage of fixed costs at the higher volume levels, and foreign currency impact on production expenses in the Mexican Peso (“MXN”) and Ukrainian Hryvnia (“UAH”) increased historical gross profit percentage during Third Quarter 2015 to 33.5% compared with 29.9% during Third Quarter 2014.  The favorable product mix was primarily attributable to the higher sales of GPT and partly due to the greater sales growth in CCS products, both of which historically have better margin performance.  Our manufacturing plants are located in the Ukraine, Macedonia, Mexico, Canada and China.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During Third Quarter 2015, MXN and UAH decreased in value as compared to the USD resulting in lower production costs.

Net Research and Development Expenses. Net research and development expenses were $14,934,000 during Third Quarter 2015 compared to $15,278,000 during Third Quarter 2014, a decrease of $344,000, or 2%. This decrease was primarily driven by higher research and development reimbursements partially offset by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive heated and cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.

We classify development and prototype costs and related reimbursements as net research and development expenses. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $22,543,000 during Third Quarter 2015 from $22,181,000 during Third Quarter 2014, an increase of $362,000, or 2%.  The increase in expenses was due to higher general legal, audit and travel costs, as well as higher wages and benefits costs resulting from new employee hiring and merit increases partially offset by a decrease in management incentive compensation costs. Our management incentive program includes various forms of equity compensation including stock options, restricted stock and stock appreciation rights (“SARs”).  Stock options and restricted stock are accounted for using the equity method and are valued at the grant date fair value and amortized over the respective service period of the employee beneficiary.  SARs are accounted for using the liability method since they are settled in cash which requires mark-to-market adjustments based on the current trading price of our Common Stock.  Since the trading price of our Common Stock decreased significantly during Third Quarter 2015, we recorded a reversal in SAR-related compensation expense totaling $1,274,000 for the period.  The SAR-related compensation expense reversal during the Third Quarter 2015 compares with an expense totaling $584,000 during Third Quarter 2014.

Income Tax Expense. We recorded an income tax expense of $9,798,000 during Third Quarter 2015 representing an effective tax rate of 26.1% on earnings before income tax of $37,463,000. We recorded an income tax expense of $6,852,000 during Third Quarter 2014 representing an effective tax rate of 28.4% on earnings before income tax of $24,140,000. The effective tax rates for Third Quarter 2015 and Third Quarter 2014 were lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Year to Date 2015 Compared with Year to Date 2014

Product Revenues. Our product revenues for the nine months ended September 30, 2015 (“YTD 2015”) were $644,168,000 compared with product revenues of $606,132,000 for the nine months ended September 30, 2014 (“YTD 2014”), an increase of $38,036,000 or 6%.  A portion of our product revenues come from sales to customers in Europe much of which are denominated in

Euros.  Since the end of YTD 2014, the relative market value of the Euro declined significantly against the US Dollar, our reporting currency.  During YTD 2015 the average exchange rate between these currencies was 1.11 US Dollars to the Euro whereas during YTD 2014 the average exchange rate was 1.36.  Consequently, our Euro denominated revenues which have increased by 10% in Euros, have resulted in a decrease in our US Dollar reported product revenues.  The strong US Dollar against certain other currencies had similar impacts to our reporting product revenues. Had the average exchange rate during YTD 2015 been the same as the average exchange rate during YTD 2014 for these currencies, our product revenues would have been $38,977,000 higher than that reported for YTD 2015.  Adjusting for this unfavorable currency translation impact, our YTD 2015 product revenues would have been $683,145,000 or 13% higher than YTD 2014, reflecting higher unit volumes in substantially all of our markets and products.

Higher revenue volumes were primarily driven by continued strong shipments of CCS and higher revenue from GPT.  The increase in GPT revenue totaling $24,336,000 to $41,042,000 during YTD 2015 was partially due to the fact that GPT was acquired on April 1, 2014 and consequently we did not report any revenue from GPT during the three months ended March 31, 2014 (“First Quarter 2014”).  GPT revenue for the three months ended March 31, 2015 (“First Quarter 2015”) totaled $7,466,000.  The remaining revenue increase of $16,870,000 is attributable to increased product revenue during the last two quarters of 2015.  These increases were primarily due to strong demand for GPT’s products, and also resulted from favorable timing of several large GPT programs delivered during Third Quarter 2015.  CCS revenue increased by $27,468,000, or 11%, to $283,675,000, during YTD 2015.  This increase resulted from new program launches since YTD 2014, and strong vehicle production volumes and related sales of vehicles equipped with CCS systems, particularly vehicles in the luxury segment of the automotive market.  One example of a new vehicle launch is the newly redesigned Ford Mustang, which now offers CCS for the first time. The CCS revenue increase was partially offset by a decrease in our seat heater revenue by $21,236,000, or 9%, to $221,961,000.  This decrease reflected the unfavorable impact of the declining Euro exchange rate.  Our seat heater product sales in Europe are denominated in Euro, whereas our CCS sales in Europe are primarily denominated in US Dollars.  Therefore, the unfavorable impact of the lower Euro translation rate primarily affected our seat heater product sales.  Adjusted for the decline in the value of the Euro, our seat heater sales actually increased due to market penetration on certain vehicle programs and stronger vehicle production volumes including those in Europe.  We also had significant growth in our heated steering wheel product which showed an increase of $4,214,000, or 16%, to $30,966,000.

Cost of Sales. Cost of sales increased to $436,967,000 during YTD 2015 from $426,765,000 during YTD 2014. This increase of $10,202,000 or 2% was due to increased sales volume, including that of GPT, partially offset by higher gross margin percentages.  A favorable change in product mix, greater coverage of fixed costs at the higher volume levels, and foreign currency impact on production expenses in MXN and UAH increased historical gross profit percentage during YTD 2015 to 32.2% compared with 29.6% during YTD 2014.  The favorable product mix was primarily attributable to the greater sales growth in CCS products and the higher product revenues for GPT, both of which historically have had better margin performance.  Our manufacturing plants are located in the Ukraine, Macedonia, Mexico, Canada and China.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During YTD 2015, MXN and UAH decreased in value as compared to the USD resulting in lower production costs.

Net Research and Development Expenses. Net research and development expenses were $44,459,000 during YTD 2015 compared to $42,873,000 during YTD 2014, an increase of $1,586,000, or 4%. This increase was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive heated and cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.  Net research and development expenses also increased due to the acquisition of GPT which had net research and development expenses during First Quarter 2015 of $289,000 but no such expense during First Quarter 2014 as it was acquired on April 1, 2014.

Acquisition Transaction Expenses. During YTD 2014, we incurred $1,075,000 in fees and expenses associated with the acquisition of GPT. We did not incur any acquisition transaction expenses during YTD 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $71,546,000 during YTD 2015 from $61,741,000 during YTD 2014, an increase of $9,805,000, or 16%.  The increase in selling, general and administrative expenses includes First Quarter 2015 expenses of GPT totaling $2,035,000 as compared with no such expenses during YTD 2014 due to acquisition timing. The remaining increase in expenses was due to increased management incentive compensation costs, higher general legal, audit and travel costs, as well as higher wages and benefits costs resulting from new employee hiring and merit increases. Our management incentive program includes various forms of equity compensation including stock options, restricted stock and SARs.  Stock options and restricted stock are accounted for using the equity method and are valued at the grant date fair value and amortized over the respective service period of the employee beneficiary.  SARs are accounted for using the liability method since they are settled in cash which requires mark-to-market adjustments based on the current trading price of our Common Stock.  Since the trading price of our Common Stock increased significantly during YTD 2015, we recorded SAR-related compensation expense totaling $5,224,000 for the period as compared with $3,867,000 during YTD 2014, an increase of $1,357,000.

Income Tax Expense. We recorded an income tax expense of $22,891,000 during YTD 2015 representing an effective tax rate of 25.5% on earnings before income tax of $89,870,000. We recorded an income tax expense of $19,656,000 during YTD 2014 representing an effective tax rate of 28.1% on earnings before income tax of $69,946,000. The effective tax rates for YTD 2015 and YTD 2014 were lower than the US Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Liquidity and Capital Resources

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings. Based on its current operating plan, management believes cash and cash equivalents at September 30, 2015, together with cash flows from operating activities, are sufficient to meet operating and capital expenditure needs, and to service debt, for the foreseeable future. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and materially and adversely affect our results of operations and financial condition.  In addition, we may need to complete one or more equity or debt financings if we consummate any significant acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could materially and adversely affect our future operations and business strategy.

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	September 30, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents	$129,172	$85,700

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents increased by $43,472,000 during YTD 2015. Cash provided by operating activities during YTD 2015 was $66,336,000 and was attributable to net income of $66,979,000, plus non-cash adjustments.  Non-cash adjustments included depreciation and amortization of $23,123,000, stock compensation of $4,687,000 and other items.  Partially offsetting these positive cash flows from operating activities was a net increase in net operating assets and liabilities of $24,150,000, including working capital items, deferred income tax benefit of $4,262,000 and gains on the revaluation of derivatives of $951,000.

As of September 30, 2015, working capital was $250,878,000 as compared to $187,432,000 at December 31, 2014, an increase of $63,446,000, or 34%.  Aside from the impact of cash and cash equivalents, this increase was primarily related to increases in accounts receivable, inventory, and prepaid expenses and other assets and a decrease in the current portion of long-term debt totaling $24,442,000, $3,829,000, $1,313,000, and $796,000, respectively.  These increases in working capital were partially offset by an increase in accounts payable, accrued liabilities, and net current derivative financial instrument liabilities of $1,722,000, $3,712,000 and $1,666,000.  Accounts receivable primarily increased as a result of increases in product revenues and timing differences between when sales were realized during YTD 2015 compared with sales realized during 2014.  Working capital was also affected by changes in currency exchange rates. As a result, amounts presented are different than amounts calculable from the balance sheet.

Cash used in investing activities was $35,549,000 during YTD 2015, reflecting the acquisition of property and equipment totaling $35,728,000.  Purchases of property and equipment for the period related to expansion of production capacity, replacement of existing equipment and construction of new production facilities in Vietnam and Macedonia.  These new facilities will begin to expand our manufacturing capacities in Asia and Europe by the end of 2015.

Cash provided by financing activities was $17,057,000 during YTD 2015, reflecting proceeds from the DEG Vietnam Loan, the exercise of Common Stock options and excess tax benefit from equity awards of $15,000,000, $6,468,000 and $1,220,000, respectively.  These proceeds were offset by payment of principal on the US Term Loan, Europe Term Loan, DEG China Loan and capital lease totaling $4,156,000 in aggregate.  Cash also was paid for the tax related to the cancellation of restricted stock awards totaling $1,475,000.  See Note 5 to the consolidated condensed financial statements included herein for information about borrowings under the Credit Agreement, DEG China Loan and DEG Vietnam Loan.

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

We regularly enter into derivative contracts with the objective of managing our financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency (loss) gain in the consolidated condensed statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

In March, 2008, Gentherm GmbH entered into a 10 year currency related interest rate swap (“CRS”) having a notional value of €10,000,000, or $11,167,000 as of September 30, 2015, in order to offset the interest rate risk associated with a debt financing which was repaid prior to our acquisition of Gentherm GmbH. The counterparty of the CRS was HypoVereinsbank AG (now UniCredit Bank AG, “UniCredit”), its main bank at the time. Under this agreement, Gentherm GmbH receives interest equal to the six month Euro Interbank Offered Rate (“EURIBOR”), 0.03% at September 30, 2015, plus 1.40% and pays interest equal to the six month EURIBOR when the exchange rate between the European Euro (“EUR”) and the Swiss Franc (“CHF”) equals or exceeds 1.46 EUR to the CHF.  When the exchange rate is less than 1.46 (it was 1.09 at September 30, 2015), Gentherm GmbH pays interest equal to the six month EURIBOR plus a premium. The premium is calculated as [(1.46 – current EUR/CHF rate)/current EUR/CHF rate] x 100.

In 2011, Gentherm GmbH brought a lawsuit against UniCredit, because of the recommendation to enter into the CRS. On March 25, 2013, the District Court in Munich, Germany ruled in favor of Gentherm GmbH, asserting that UniCredit had a conflict of interest as financial advisor and counterparty to the CRS and violated its duty to disclose the initial negative market value of the CRS. The Munich District Court ruled that UniCredit must (1) pay €144,000 to Gentherm GmbH and (2) bear the costs of all future obligations under the CRS, which were €8,751,000 or $9,773,000 as of September 30, 2015, plus additional accrued liabilities for past due payments under the CRS of approximately €10,803,000, or $12,064,000 as of September 30, 2015. UniCredit has appealed the decision. The appeal is pending. As a result, the Company cannot be certain that any portion of the award by the Munich District Court will be upheld. Gentherm GmbH has entered into an offsetting derivative contract designed to limit the market risk of payments due under the CRS through the end of the CRS agreement, in 2018.

Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of September 30, 2015 is set forth in Note 6 to the consolidated condensed financial statements included herein.

Interest Rate Sensitivity

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in US dollars ($USD) or European Euros (€EUR), as indicated in parentheses.

September 30, 2015

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(In thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$—	$893	$893	$894	$894		$3,574	$3,666
Fixed Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%		4.25%
Variable Rate (€EUR)	$279	$1,256	$1,675	$1,815	$16,192		$21,217	$21,217
Average Interest Rate	1.50%	1.50%	1.50%	1.50%	1.50%		1.50%
Variable Rate ($USD)	$625	$2,813	$3,750	$4,062	$48,250		$59,500	$59,500
Average Interest Rate	1.83%	1.83%	1.83%	1.83%	1.83%		1.83%
Fixed Rate ($USD)	$—	$—	$1,250	$2,500	$2,500	$8,750	$15,000	$15,269
Fixed Interest Rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%

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

September 30, 2015

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(In thousands except rate information)
Euro functional currency
Forward Exchange Agreements:
(Receive HUF/Pay EUR€)
Total Contract Amount (€)	€2,373						€2,373	€17
Average Contract Rate	316.07	—	—	—	—	—	316.07
(Receive CHF/Pay EUR€)
Total Contract Amount (€)	€—	€12,437	€12,302	€6,151			€30,890	€3,723
Average Contract Rate	—	1.20	1.20	1.20	—	—	1.20
$US functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount ($)	$10,312						$10,312	$(949)
Average Contract Rate	15.43	—	—	—	—	—	15.43
(Receive EUR€/Pay USD$)
Total Contract Amount ($)	$2,655						$2,655	$(26)
Average Contract Rate	1.11	—	—	—	—	—	1.11
(Receive CAD/Pay USD$)
Total Contract Amount ($)	$4,387						$4,387	$(341)
Average Contract Rate	1.23	—	—	—	—	—	1.23

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

September 30, 2015

	Carrying Amount	Fair Value
On Balance Sheet Commodity Position and Related Derivatives	$(421,000)	$(421,000)

	Expected Maturity
	2015	2016	Fair Value
Related Derivatives
Futures Contracts (Long):
Contract Volumes (metric tons)	590	900
Weighted Average Price (per metric ton)	$5,895	5,428
Contract Amount ($)	$3,478,050	4,885,200	$(421,000)

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended September 30, 2015.  See Note 6 to the consolidated condensed financial statements for information regarding the dispute with UniCredit Bank AG and our currency related interest rate swaps.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.  You should carefully consider the risks and uncertainties described therein.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.1	Executive Relocation and Employment Agreement, dated August 1, 2015, by and between Gentherm Incorporated and Frijthof Oldorff		8-K		10.1	August 3, 2015
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1	Section 906 Certification – CEO	X
32.2	Section 906 Certification – CFO	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: October 30, 2015

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: October 30, 2015