Form 10-K
period 2015-12-31
GENTHERM Inc
filed 2016-02-25
CIK 903129

x

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, was $1,951,276,000. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the Common Stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of February 24, 2016, there were 36,325,775 issued and outstanding shares of Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2016 annual meeting of shareholders are incorporated by reference into Part III of this Report to the extent described herein.

GENTHERM INCORPORATED

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to finance sufficient working capital, the amount of availability under our credit facility, our ability to continue to maintain or increase sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs.  Reference is made in particular to forward-looking statements included in “Item 1. Business,”, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof or as of the date specified and are based on management’s current expectations and beliefs.  Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in this Report, and subsequent reports filed with or furnished to the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward looking statements.  Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Unless otherwise indicated, references to “Gentherm”, “the Company”, “we”, “our” and “us” in this Annual Report on Form 10-K refer to Gentherm Incorporated and its consolidated subsidiaries.

Vision Statement

The Company has adopted the following Vision Statement:

Every day we will demonstrate curiosity yields insight.  Insight yields innovation.  Innovation creates a better tomorrow.

General

Gentherm Incorporated is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies and automotive cable systems.  Our automotive products provide solutions for automotive passenger comfort and convenience, battery thermal management, remote power generation and other consumer and industrial temperature control needs. Our products can be found on the vehicles of nearly all major automotive manufacturers operating in North America, Europe and Asia.  We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and to identify future thermal technology product opportunities in both automotive and other markets.   We concentrate our research on the development of new technologies that will enable new products, improve overall effectiveness of existing products and maximize customer satisfaction.  We also focus on developing new design applications from our existing technologies to create new products and market opportunities for thermal comfort solutions.

The Company has two reportable segments for financial reporting purposes: Automotive and Industrial.

Automotive

The Automotive reporting segment is comprised of the aggregated results from Gentherm’s three geographic operating segments:  North America, Europe and Asia.  Results from our automotive seat comfort systems, specialized automotive cable systems and other automotive and non-automotive thermal convenience products are reported in the automotive segment because of their complementary focus on automotive content and/or individual comfort and convenience.

Automotive seat comfort systems include seat heaters, variable temperature Climate Control SeatsTM  (“CCS”) designed to provide individualized thermal comfort to automobile passengers, and integrated electronic components, such as blowers and electronic control units.  Specialized automotive cable system products include ready-made wire harnesses and related wiring products. Automotive products include the automotive steering wheel heater, heated and cooled cup holder and thermal storage bin.  Revenues from our non-automotive products include the heated and cooled mattress and furniture.

Our customers include light vehicle original equipment manufacturers (“OEMs”), commercial vehicle OEMs, and Tier 1 suppliers to the automotive OEMs, including automotive seat manufacturers.  Customers of our non-automotive products include companies in the telecommunications, information technology, furniture and medical equipment industries.

Industrial

The Industrial reporting segment represents the combined results from our remote power generation systems business for industrial applications and our advanced research and product development division, which is currently researching and developing new products for a variety of different markets.  The advanced research and product development division is engaged in projects to improve the efficiency of thermal management technologies and to develop, market, and distribute products based on these new technologies.  The operating results from our remote power generation systems business and the advanced research and product development division are presented together as one reporting segment because of their complementary focus on thermoelectric technologies and related products.  See “Research and Development” below for a description of our internal and external research and development initiatives

See Note 10 of the consolidated financial statements for information regarding the Company’s segment revenues from external customers, including geographic composition, operating income and changes to the presentation of prior year information.

Corporate Information

We were incorporated under the laws of the State of California in 1991.  In 2005, we reincorporated in the State of Michigan. Our internet website is www.gentherm.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge through our website, www.gentherm.com, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s website, www.sec.gov. The content of our website is not incorporated by reference herein unless expressly noted.

Business Strategy

We are striving to be the world leader in thermal management technologies for application in automotive and other markets. We believe achieving this goal depends on our ability to anticipate the needs of our customers and integrate those needs into our advanced products.  Our strategy includes the following key elements:

•	Expanding the depth and breadth of our core technologies and the portfolio of products derived from these technologies;
•	Increasing global penetration with automotive companies through an expanded array of thermal management products;
•	Leveraging our global product development and production capabilities to streamline the delivery of services to our customers and offer enhanced local support;
•	Improving capabilities to be a full service provider in design, development, testing and validation, and manufacturing of all required sub-system components;
•	Utilizing in-house electronics expertise to develop next generation intelligent thermal management products;
•

Penetrating new markets and industries by creating new innovative solutions and products such as battery thermal management, waste heat recovery, remote power generation, automotive thermal convenience, heated and cooled mattresses, and heated and cooled office furniture among others; and

•	Continuing to expand our intellectual property portfolio.

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

We perform advanced research and development on thermal management systems, including the development and testing of new materials, to achieve increased efficiency and reliability. We engineer new applications of our existing products in order to meet design criteria of a particular customer’s needs.  We believe there are substantial prospects for the design and development of innovative thermal management systems in applications outside of the industries served by our current product lines.

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

Research and development is conducted at our global headquarters in Northville, Michigan, our advance materials research facilities in Azusa, California, our European research facility in Odelzhausen, Germany, our industrial application research facility in Calgary, Canada and our electronics design and advanced testing facility in Shanghai, China.  We are currently relocating and expanding our North American test facility to improve our ability to test and showcase product capabilities to potential customers.  Additional product development is performed at all of our manufacturing facilities to support customers.  We believe the localized development model employed at our global design and manufacturing facilities improves our ability to effectively serve our customers and increases our innovative capacity in the future.

Net research and development expense in 2015, 2014 and 2013 was $59,604,000, $57,526,000, and $49,873,000, respectively. Because of changing levels of research and development activity, our research and development expenses fluctuate from period to period.

Technologies

Gentherm’s expertise in thermal management is focused on two general areas: managing the thermal conditions of people and objects and managing the thermal energy conversion to electrical energy.

Thermoelectric Technologies

Many of our thermal products manage the thermal conditions of people and objects using our internally developed advanced thermoelectric device (“TED”) technology. A TED is a solid state circuit that has the capability to produce both hot and cold thermal conditions by use of the Peltier effect. The advantages of advanced TEDs over conventional compressed gas systems are that they are environmentally friendly and less complex as they have no moving parts and are compact and light weight.  For the last 15 years, our work on this technology has yielded great improvements in areas of efficiency, durability and performance.

Thermoelectric generator (“TEG”) technologies have the reciprocal capability to the Peltier effect, known as the Seebeck effect, whereby thermal energy is converted into electrical power.  Our current research and development activities are concentrated on improving the efficiency of this process, by improving design and adapting new materials that are better suited for TEG commercialization.  These efforts, together with previously sponsored research which focused on the recovery of waste heat from vehicle exhaust and other sources, has led us to introduce this technology to certain specialty markets.

Resistive Heaters

Resistive heater technologies are comprised of wire, carbon fiber or positive thermal coefficient (“PTC”) heating elements which quickly and effectively deliver heat to people and objects.  Wire heating elements are designed from stainless steel, copper, our proprietary carbon fiber woven lattice technology called CarbotexTM or printed circuit PTC heaters based on the specifications for a particular product application.

Electronics

Gentherm manufactures and supplies electronics to our core thermal seat comfort, interior comfort and thermal convenience products.  We also supply electronics for products outside this core set and are looking to supply value-added electronic products to third parties for adjacent areas within the automotive interior.  Our electronics will also be incorporated into consumer and commercial products currently under development.

Automotive Cable Systems

Gentherm produces automotive cable systems to be used to connect automotive components to sources of power. The automotive cable systems are an important element in the production of virtually all of our products and form a significant component in how we generate value to our customers by being an efficient, low-cost and high quality manufacturer. We offer cable systems as integrated parts of our products and also as stand-alone components for other automotive applications, such as oxygen sensors.  Our cable systems business includes both ready-made individual cables and ready-to-install cable networks. Sales of products that utilize our automotive cable systems technology represent 10%, 10% and 12% of our total product revenues for the twelve-month period ending December 31, 2015, 2014 and 2013, respectively.

Air Moving Devices

Our highly durable and quiet air moving devices, including our proprietary blower and fan designs, are essential to all of our products that require air movement.  Production of air moving devices is an example of our expanding manufacturing capabilities and is an important step toward our goal of becoming a full service provider of sub-systems.

Products

Seat Comfort

Climate Control Seats

Our CCS products utilize exclusive patented technology to regulate temperature and enhance the comfort of vehicle passengers. The most advanced CCS models use one or more TEDs to generate heating or cooling depending upon the direction of the current applied to the device.

A TED is the heart of a compact heat pump used in our active CCS products. Air is forced through the heat pump and thermally conditioned in response to electronic switch input from the seat occupant. The conditioned air circulates by one of our specially designed air moving devices through a proprietary air distribution system installed in the seat cushion and seat back, so that the seat surface can be heated or cooled. Each seat has individual electronic controls to adjust the level of heating or cooling. Active CCS products substantially improve comfort compared with conventional air conditioners by focusing cooling directly on the passenger through the seat rather than waiting until ambient air cools the seat surface beneath the passenger.  A heated and ventilated only variant of the CCS utilizes ambient cabin air to provide cooling comfort instead of a TED to actively cool the seat.   In the heating mode, the vent only system is supplemented with resistive heating elements.

Heated and ventilated CCS products have a lower price and have versatile cooling capability targeted for certain lower cost vehicle models, geographical markets and customers who prefer the heated and ventilated product. By offering different models of the CCS product, our customers have the opportunity to purchase a wider range of climate control products at different price points. Sales of CCS products contributed 47%, 45% and 40% to our total product revenues for the twelve-month periods ending December 31, 2015, 2014 and 2013, respectively.

Since each vehicle model’s seats are different, we must tailor the CCS components to match each seat design. Since we first developed the CCS in the late 1990’s, we have supplied prototype seats containing our CCS product to virtually every major automobile manufacturer and seat supplier. If a manufacturer wishes to integrate our CCS product into a seat, it provides us with automotive seats to be modified so that we can install a unit in a prototype. The seat is then returned to the manufacturer for evaluation and testing. If a manufacturer accepts our CCS product, a program can then be launched for a particular model on a production basis, but it normally takes two to three years from the time a manufacturer decides to include our CCS product in a vehicle model to actual volume production for that vehicle. During this process, we derive funding from prototype sales but obtain no significant revenue until mass production begins.

Heated Seats

Heated seats, based on our resistive heater core technology, are seamlessly integrated into automotive seat designs, and are constructed using materials that offer the best capacity, installation characteristics and durability.  Our capabilities allow customers to choose among a variety of resistive heater materials based on their individual vehicle specifications. Sales of heated seat products contributed 32%, 37% and 43% to our total product revenues for the twelve-month period ending December 31, 2015, 2014 and 2013, respectively.  Our heated seat revenue has grown in absolute dollars during each of the last three years but is declining as a percent of our overall product revenue as more customers choose to install CCS systems in their vehicles.

Battery Thermal Management (“BTM”)

Thermal management is critically important for the long-term operation of advanced automotive batteries.  The expansion of electrified vehicle applications, such as 48V electrical networks, start-stop systems, regenerative braking systems and other micro-hybrid battery implementations, have drastically increased the demand for BTM systems solutions which enable wider operating temperature ranges, enhanced driving range and prolonged life of the battery.  Gentherm’s BTM system can provide precision battery cooling on pack or cell-level using patented TED technology.  The BTM system maintains the temperature of the lithium-ion battery or other advanced chemistry battery within an acceptable temperature range without the use of chilled liquids or refrigerant loops, making it a light weight, highly scalable, compact solution ideal for automotive applications. Gentherm’s proprietary BTM system is compact and energy efficient, resulting in a minimal energy budget for an electrified vehicle.  The performance improvements realized with this product have been validated through the award of production BTM systems by two flagship OEMs. We are currently working with other OEMs in an effort to secure more production contracts.

Remote Power Generation

Gentherm is the world’s leading provider of remote electric power generation systems, primarily serving large upstream and midstream oil and gas markets.  Using our unique industrial TEG technologies, our generation systems deliver ultra-reliable power for long-term unattended operation in geographically remote applications that are critical to our customers’ operations, such as wellhead automation, valve automation and cathodic protection of pipelines.  We design and produce turnkey systems that are highly customized for application, load, power and fuel source, and location requirements.  Other applications for our remote power generation systems include mobile telecommunications, security and surveillance and scientific monitoring.  Revenues from the sale of remote power generation systems are reported within the industrial segment. Our revenues from this product include large custom systems projects ranging from $200,000 to over $2,000,000.  While this revenue is generally growing, quarterly results can vary significantly due to delivery timing of these custom systems to customers.

Thermal Convenience

Heated and Cooled Cup Holder

The heated and cooled cup holder applies Gentherm’s patented TED technologies to keep beverages of automobile drivers and passengers either warm or cool.  We have developed a range of cup holder models with varying degrees of functionality, designed to be packaged in multiple configurations to accommodate different console environments.  Our dual independent design provides separate temperature settings in each holder allowing the driver and passenger to individually maintain a heated or cooled beverage.  Over the past year we have improved the technology in this product resulting in reduced noise and power consumption and improved heating and cooling. The heated and cooled cupholder will launch on several new vehicle platforms during the next three years.

Thermal Storage Bin

Gentherm’s newest thermal convenience product is our thermal storage bin designed for food or beverage cooling for the global automotive market.  Using patented TED and other key technologies, the thermal storage bin provides temperature control independently from a vehicle’s heating and air conditioning system.  The thermal storage bin can be custom designed to accommodate tight interior spaces and provide additional cooling capacity to those who have long work commutes or transport multiple passengers.  The thermal storage bin is available in the front floor console of several large SUV vehicles produced by a major North American Automotive manufacturer.  We are currently working with other automotive manufactures to develop and integrate thermal storage bins in their vehicles.

Interior Comfort

Heated Steering Wheel

Heated steering wheels deliver heating comfort to automobile drivers through resistive wire elements, similar to those used in our seat heater products.  This product can be applied to both leather and wood steering wheels.  A solution for drivers in cold and mild weather climates, the heated steering wheel is designed for the global automotive market.

Heated Door and Armrest

Gentherm’s thermally conductive door panel armrest and center console armrest are powered by technologies used in our advanced seat heating products. The system is thermally managed by a heating control system which can be discreetly located in the door panel or seat of the vehicle.  Heated door panels and armrests are a perfect complement to our climate controlled seat and steering wheel products and provide a superior level of thermal comfort to the driving experience.

Heated and Cooled Mattress

Our heated and cooled mattress incorporates our proprietary Climate Control Sleep System™ (“CCSS”) technology. The CCSS represents an adaptation of the TED technology in our active CCS system. The CCSS directs warmed or cooled air to the surface of a mattress through our proprietary air distribution system. Two independently controlled temperature zones have their own heat or cool settings for a personalized microclimate sleep environment. There are five available settings in each of the heat and cool modes as well as an ambient setting. The sleep system uses a Master Control Unit or hand-held remote controls.  Integration solutions exist for foam, innerspring and air bed mattresses and we continue to work with mattress manufacturers and retailers to bring CCSS technology to markets around the world. Mattress Firm, the nation’s largest mattress retailer, launched the Atmos Sleep System in select test markets during the spring of 2015, with plans for a national roll-out in 2016.  In addition, Gentherm continues development of the next generation sleep system products, complementary accessories and new channel partners.

Sponsored Research

During the fourth quarter of 2015, Gentherm was selected by the U.S. Navy to lead the development of an energy efficient, portable patient warming system based on proprietary thermal management technologies.  The objectives for the program include improving the current standard of care for patient warming in support of expeditionary health services and advanced medical development.  The patient warming system is intended to be compatible with existing medical care systems and be used for treating patients in field hospitals or in transport by ground, ship or air to traditional, better-equipped treatment centers.  Our approach, which is based on new research, leverages the body’s natural methods for thermal exchange and temperature management.  The two-year, $2.75 million project will be fully funded by the U.S. Navy.  Total funding received from this program during 2015 was $140,000.

Marketing, Customers and Sales

We supply automobile and light truck manufacturers with products from our seat comfort and interior comfort businesses, as well as products which utilize our automotive cable system and electronics technology.  Our power generation systems are applied to oil and gas customers for cathodic pipeline protection and other remote applications around the world.  We supply heated and cooled mattresses to the largest mattress and specialty bed retailer in North America.  We also directly supply CCS and seat heaters to aftermarket seat distributors and installers.

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

Inherent to the automotive supplier market are costs and commitments that are incurred well in advance of the receipt of orders and resulting revenues from customers. This is due in part to automotive manufacturers requiring the design, coordination and testing of proposed new components and sub-systems. Revenues from these expenditures are typically not realized for two to three years due to this development cycle. These customers in turn sell our product, as a component of an entire seat or seating system, to automotive OEMs.

For our most recent fiscal year, our revenues from sales to our three largest customers, Johnson Controls, Lear Corporation and Bosch Automotive were $193,381,000, $192,335,000, and $74,736,000, respectively, representing 23%, 22%, and 9% of our total revenues, respectively. Revenues from Johnson Controls and Lear Corporation represent sales of our seat comfort, thermal convenience and interior comfort products.  Revenues from Bosch represent product sales based on our automobile cable system technology and are used primarily in the production of automotive oxygen sensors. The loss of any one of these customers is likely to have a material adverse impact on our business; however, as noted above, our strategy is to market our seat comfort products to the OEMs who then direct their suppliers, such as Johnson Controls and Lear Corporation, to work with us.  Therefore it is relevant to understand how our revenues are divided among the OEMs, as shown below.

Our revenues for each of the past three years were divided among automotive OEMs as follows:

Manufacturer	2015	2014	2013
General Motors	18%	17%	15%
Ford Motor Company	13	11	12
Hyundai	12	15	12
Volkswagen	10	12	14
Fiat Chrysler Automobiles	10	10	12
BMW	6	7	8
Renault/Nissan	6	6	6
Toyota Motor Corporation	4	4	5
Honda	4	4	3
Daimler	4	4	4
Jaguar/Land Rover	3	2	2
Other	10	8	7
Total	100%	100%	100%

Non-automotive revenues of 6% in 2015, 3% in 2014 and less than 1% for 2013 are included within the Other category .

Outsourcing, Production and Suppliers

Our global manufacturing facilities are located close to our key customers.  Our European manufacturing operations are located at our Hungarian, Macedonian and Ukrainian sites. In North America, we operate two manufacturing production sites in Acuña, Mexico and one in Alberta, Canada. A new manufacturing facility in Celaya, Mexico is expected to open in the third quarter of 2016.  In Asia, we operate production facilities in Langfang, China, and Ha Nam, Vietnam and an electronics production facility in Shenzhen, China. We continue to grow our in-house manufacturing capabilities, reducing the number of components outsourced to contract manufacturers.

We rely on various vendors and suppliers to supply components for our products through purchase orders, with no guaranteed supply arrangements. Components for certain products, including TEDs, are only available from a limited number of suppliers in the world. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows. Our business and operations could also be materially adversely affected by delays in deliveries from our suppliers.

Proprietary Rights and Patents

The development of new technologies is critical to the execution of our business strategy. Patents obtained for new technologies form an important basis for the success of the Company and underpin the success of our research and development efforts. We have adopted a policy of obtaining, where practical, the exclusive rights to use technology related to our products through patents or licenses for proprietary technologies or processes. We adapt and commercialize such technologies in products for mass production. We also have developed technologies or furthered the development of acquired technologies through internal research and development efforts.

As of December 31, 2015, Gentherm held 471 issued patents, of which 197 were U.S. patents and 274 were non-U.S. patents.  A total of 24 patents were held jointly with other companies.  Gentherm held 343 patents directed to climate control products and thermoelectric technologies, 100 patents directed at heating elements and technologies and 28 patents directed to air moving devices.

We are actively involved in on-going patent infringement actions. During the year, we wrote-off $317,000 related to patents because certain claims made under specific previously issued patents we own were determined to be unpatentable retroactively by the United States Patent and Trademark Office.  We determined, however, that the loss of this patent protection did not cause a significant change in our projected future cash flows, and therefore determined that no other assets were impaired due to the ruling.

Competition

The automotive components and systems business is highly competitive. We have several important competitors in the heated seat business and certain vehicle manufacturers have, for some time, offered options on certain models that combine heated seats with circulation of ambient air or cooled air from the car’s air conditioning system which works similar to our heated and ventilated seat system products.  It is possible that our competitors will be able to expand or modify their current products to more directly compete with our CCS products. We believe that there are other potential competitors that are working to develop systems for heating and cooling of automotive car seats.

We may experience additional competition directly from automobile manufacturers or other major suppliers, most of which have the capability to manufacture competing products. We believe that our products will compete successfully on the basis of performance, quality, and price.

See “Risk Factors” for further information regarding the significant competition in the automotive industry.

Our power generation systems compete with other technologies, such as photovoltaic solar panels, and fuel cells, to deliver power to different types of oil and gas market applications.  Our products have earned a reputation for delivering  highly reliable power under extreme climatic and weather conditions to locations that do not offer access to an electrical grid.  In addition to quality and performance, our ability to design and support custom solutions that integrate directly with an application’s existing infrastructure give our products a competitive advantage over products based on other technologies.

Risk Attendant to Foreign Operations

We internally manufacture the majority of our products at our production facilities in foreign countries.  Other products we sell are manufactured by third parties in foreign countries.  See “Risk Factors” for a description of risks attendant to our foreign operations.

See Note 10 of the consolidated financial statements for information regarding the Company’s segment revenues by geographic composition.

Seasonality

Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants close for model year changeovers and in December when many customer plants close for the holidays. See Item 8 “Financial Statements and Supplementary Data” for selected quarterly financial data.

Employees

As of December 31, 2015 and 2014, Gentherm’s employment levels worldwide were approximately as follows:

Region	2015	2014
United States and Canada	492	425
Mexico	3,520	2,708
Germany	206	198
Hungary	222	226
Ukraine	2,718	2,675
Malta	12	11
Macedonia	345	—
China	2,411	2,317
Korea	36	34
Japan	12	13
Vietnam	124	—
	10,098	8,607

Gentherm retains the services of outside contractors from time to time. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

Executive Officers of the Registrant

Our current executive officers are as follows:

Daniel R. Coker, 63, was appointed President and Chief Executive Officer in March, 2003. He was appointed to the Company’s Board of Directors in February, 2007, having also served on the Company’s Board of Directors from 2003 to 2004. Mr. Coker joined Gentherm in 1996 as Vice President of Sales and Marketing. Prior to joining Gentherm, Mr. Coker worked with Arvin, Inc. from 1986 through 1995 as Vice President and General Manager of North American Operations. Mr. Coker received his bachelor’s degree from Tennessee Technological University.

Frithjof Oldorff, 49, was appointed President of the Automotive business unit in July, 2013.  Prior to this appointment, Mr. Oldorff served as the Chief Operating Officer of Gentherm GmbH since 2008. He previously was the Director of Operations for Freudenberg from 2005 to 2007 and held various positions at Faurecia from 1995 to 2005. Mr. Oldorff received a master’s degree from Darmstadt Technical University (Germany) in Industrial and Mechanical Engineering.

Barry G. Steele, 45, was appointed Vice President Finance and Chief Financial Officer in 2004 and Treasurer in 2005. Prior to joining Gentherm, Mr. Steele worked since 1997 in a number of senior financial management positions, including Chief Financial Officer for Advanced Accessory Systems, LLC, a global supplier of specialty accessories to the automotive industry. Prior to 1997, Mr. Steele worked for PriceWaterhouse LLP. Mr. Steele received a bachelor’s degree from Hillsdale College and is a Certified Public Accountant.

Kenneth J. Phillips, 42, was appointed Vice-President, General Counsel and Secretary in June, 2012. Prior to joining Gentherm, Mr. Phillips was a Partner in the Detroit, Michigan office of the law firm Honigman Miller Schwartz and Cohn LLP. Mr. Phillips graduated with a J.D. from Wayne State University and a bachelor’s degree in Accounting and Finance from Oakland University. Mr. Phillips is also a Certified Public Accountant.

Darren Schumacher, 48, was appointed Vice-President of Product Development in November, 2013.  Prior to joining Gentherm, Mr. Schumacher worked since 2009 at Bosch as Business Segment Vice President of Engineering.  Prior to 2009, Mr. Schumacher worked at Eaton Corporation where he had a series of executive management roles including Director of Product Engineering.  Mr. Schumacher graduated with a Ph.D., MSE and BSE in Aerospace Engineering from the University of Michigan and an MBA from Regis University.

Erin E. Ascher, 52, was appointed Vice-President Talent Development and Chief Human Resources Officer in February, 2015.  Prior to joining Gentherm, Ms. Ascher worked since 2012 as Chief Human Resources Officer at the University of Cincinnati. From 2010 to 2012, Ms. Ascher was Senior Vice President of Human Resources for Omnicare Inc., a Fortune 500 company that provides pharmaceutical services to patients and providers across the U.S.   Prior to Omnicare, from 1998 to 2007, Ms. Ascher was Vice President Human Resources, Latin America and Asia Pacific for Ecolab, a publicly-owned developer and provider of water, hygiene and energy technologies and services. Ms. Ascher received a bachelor’s degree from Miami University in Ohio and a master’s in Personnel and Employee Relations from Georgia State University.

Ryan Gaul, 40, was appointed Vice President of Business Development in November, 2014. Ryan has spent most of his professional career with Gentherm, serving in diverse roles in Gentherm’s locations in North America, Europe and Asia. He started his career in IT, and moved into roles of increasing responsibility within the IT organization, finally serving as CIO from 2005-2009. From 2009-2014, he served as Managing Director of Operations for Gentherm’s Asian business. Ryan received his bachelor’s degree from the University of Missouri.

Officers of the Company serve at the pleasure of the Board of Directors and, to the extent applicable, in accordance with the terms of their individual Service Agreements.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the risks, assumptions, uncertainties and other factors described below and elsewhere in this Report, as well as any amendments or updates reflected in subsequent filings or furnishings with the SEC.  We believe these risks, assumptions, uncertainties and other factors, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations, financial condition and liquidity.

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

The U.S. market growth and recovery from the 2009 market crash has begun to slow, Europe is beginning to slowly come out of the latest recession, and there has been softening demand in China for high-end cars. Unfavorable economic or industry conditions could result in the financial distress of our customers and suppliers.  If our customers experience a decline in vehicle sales, or in sales of models for which we supply products, we may experience reductions in orders from these customers, experience difficulties in obtaining new business, incur write-offs of accounts receivable, incur impairment charges or require restructuring actions.  In addition, if any of our significant customers experiences a material work stoppage, the customer may halt or limit the purchase of our products.  This could require us to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our business and harm our profitability.

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

If our expansion efforts are not successfully implemented, they may adversely impact our business and results of operations

As a result of a significant increase in demand for our products over the past few years and to support our customers’ global platform initiatives, we are in the process of opening facilities in Vietnam and in Macedonia and, therefore, significantly increasing our capacity to manufacture our products.  A new facility in central Mexico is expected to be operating by the end of the third quarter of 2016.  These new facilities, as well as our current production facilities elsewhere in the world, could have significant unused capacity if our revenues do not continue to increase as they have in recent years.  Significant unused capacity would result in overhead costs that would need to be absorbed by a smaller than expected revenue base, which could materially and adversely impact our financial results.

In addition, the construction of new manufacturing facilities entails a number of risks, including our ability to successfully manage the demands placed on our management resources and engineering and quality teams, our ability to begin production at levels and within the cost and timeframe estimated, and our ability to attract and maintain a sufficient number of skilled workers at the requisite locations to meet the needs of the new facilities.  The construction of new manufacturing facilities in foreign countries is subject to additional risks inherent in doing business abroad, which are described in further detail below.  Our assessment of the projected benefits associated with the construction of new manufacturing facilities is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties.  If we experience delays or increased costs, our estimates and assumptions are incorrect, or other unforeseen events occur, our business, financial conditions and results of operations could be adversely impacted.  Our results of operations could also be adversely impacted by start-up costs until production levels at the new facilities reach planned levels.

We may not be able to commercialize, market and sell additional products to other industries

Although non-automotive applications represented a small portion of our total revenues in 2015, we are currently investing significant capital and utilizing key employees to improve existing products and to develop products and research technologies to be used in a wide range of industries. For example, we are working to increase sales of our products in the bed, office chair, cup holder, thermal storage bins and other markets and to develop new products including battery thermal management devices, heated and cooled office chairs, surgeon’s helmets and other medical products. As we expand into new markets, we will face new sources of competition, including, in certain of these market segments, from existing manufacturers with established customer bases and greater brand recognition. To be successful, we need to cultivate new relationships with customers and partners in these market segments. Furthermore, although we have made significant improvements in TED technology and we believe that a number of new products have become practical at our current stage of TED advancement, additional improvements are necessary to make certain TED-based products commercially attractive in comparison with other technologies for the major markets which we are targeting. These advancements are dependent on many variables, including but not limited to new advanced materials becoming available and efficient and cost effective manufacturing processes for advanced TEDs and the related materials being developed.  There can be no assurance that these advances will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate, or that we will be able to establish our proprietary right to these technologies. Further, there is no certainty that any advancement in TEDs will be commercially viable or that we will be successful in generating significant revenues from non-automotive sales for any of our existing or future products.

Our ability to market our products is subject to a lengthy sales and acceptance cycle, which requires significant investment prior to significant sales revenues

The sales cycle for our automotive products, our largest industry segment, is lengthy because an automobile manufacturer must develop a high degree of assurance that the products it buys will meet customer needs, interface as easily as possible with the other parts of a vehicle and with the automobile manufacturer’s production and assembly process, and have minimal warranty, safety and service problems. As a result, from the time that a manufacturer develops a strong interest in our products for a specified vehicle, it normally will take several years before our products are available to consumers in that vehicle.

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

Other products that we develop or significantly update are also likely to have a lengthy sales cycle. Because such technology is new and evolving, and because customers will likely require any new product or significantly changed product that we develop to pass certain feasibility, safety and economic viability tests before committing to purchase, it is expected that any new or significantly changed products we develop will take some years before they are sold to customers, if at all.

Our ability to market our products successfully depends on acceptance of our products by existing and potential customers and consumers, as well as the success of our customers

We have been, and will continue to be, required to educate potential customers and demonstrate that the merits of our existing products justify the costs associated with them.  Similar efforts will be required with potential customers for additional products we develop using technologies we develop or license.  Manufacturers will only include our products if there appears to be demand for our products from the consumers.  For our automotive products, we rely on OEMs and applicable dealer networks to market our products to consumers, and we do not have any control over the marketing budget or messaging nor the training of employees and agents regarding our products.  Further, OEMs and dealer networks may market products offered by our competitors, including products manufactured by such OEMs.  If customers or consumers conclude that temperature control seats or our other products are unnecessary or too expensive or that our competitors offer more favorable terms or better products, OEMs and other manufacturers may reduce or decline to include our products in their vehicles.

In addition, the vehicle market is highly competitive among OEMs, which drives continual cost-cutting initiatives by our customers.  It is possible that pricing pressures beyond our expectations could intensify as OEMs pursue restructuring and cost cutting initiatives.  If we are unable to generate sufficient production cost savings in the future to offset such price reductions, our gross margin, rate of profitability and cash flows could be materially and adversely affected.

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

Significant increases in the market prices and restrictions on the availability of certain raw materials may adversely affect our business

Many of our products include TEDs which contain certain raw materials that generally cannot be substituted. The prices for these raw materials fluctuate depending on market conditions.  We generally have no contractual price protections with our suppliers and customers regarding raw material costs.  Substantial increases in the prices for our raw materials increase our operating costs and could reduce our profitability if we cannot recover these increases from our customers.  As an example, Tellurium is a raw material used in TEDs. If the market price for this raw material significantly increases, as it has in the past, our gross profit may be adversely impacted as our suppliers pass those price increases on to us. Other key raw materials include copper, silver and petroleum based engineered plastics. In addition, the availability of raw materials fluctuates from time to time due to factors outside our control. Our business, results of operations and financial condition could be materially adversely affected by shortages in key raw materials.

Our business is subject to risks associated with manufacturing processes

We internally manufacture a large and growing portion of our products at our eight production facilities.  See Item 2. below for information regarding our properties.  Other products we sell are manufactured by third parties.  A catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, labor issues, civil unrest, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on our business, results of operations and financial condition.  This risk is exacerbated by the fact that our primary manufacturing locations are in Mexico, China, and the Ukraine, all countries that have historically experienced a heightened degree of political, civil and labor uncertainty.  New manufacturing locations in Vietnam, Macedonia and central Mexico were opened in 2015 or are expected to open in 2016, and the Company’s lack of operating history in these regions may increase such risks as well.

Political conflict and related demonstrations and violence in the Ukraine in recent years, for example, highlight the risks to our foreign manufacturing facilities.  Although our manufacturing facility in the Ukraine is located approximately 700 miles by road from Kiev, and approximately the same distance from the activities along the border of the Ukraine and Russia where fighting has occurred, we cannot be certain that similar demonstrations, unrest and international tensions will not affect our facility in the future.  Furthermore, most of our products manufactured in the Ukraine are shipped across the border from the Ukraine to Hungary for further delivery to our customers.  If that border crossing were to be closed for any reason, we would essentially experience a loss of the use of our Ukrainian facility, which would have a material adverse effect on our business.

Unexpected failures of our equipment and machinery also may result in production delays, revenue loss and significant repair costs, injuries to our employees, and customer claims. Any interruption in production capability may require us to delay fulfilling orders, utilize less efficient internal facilities on a temporary basis and make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows.

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

Our global operations subject us to risks that may harm our operations and financial results

We have significant personnel, property, equipment and operations in a number of countries outside of the United States, including Canada, China, Germany, Hungary, Macedonia, Mexico, Ukraine and Vietnam.  We have also engaged third parties to produce products for us in China and Japan. We and these third parties maintain production facilities in lower-cost countries for cost containment reasons.  Our exposure to the risks described below is substantial and increasing.  We also derive a significant portion of revenues from Europe and Asia and conduct certain investing and financing activities in local currencies.

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

•

U.S. laws and regulations affecting the activities of U.S. companies abroad, including the formal or informal imposition of new or revised export and/or import and doing-business regulations, which could be changed without notice;

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

•	differing tax rates, as well as withholding and other taxes on remittances and other payments by subsidiaries;
•	increases in working capital requirements and greater potential for production and delivery delays due to extended logistics and geo-political developments;
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

Lower oil prices may adversely impact our Gentherm Global Power Technologies (GPT) business

A large portion of our GPT products is sold to companies in the oil and gas industry.  In particular, a number of GPT products pertain to new oil and gas pipelines and wells.  The number of new pipelines and wells may be adversely affected by lower oil and gas commodity prices.  The price of oil, in particular, has recently experienced significant price declines.  If the price of oil is relatively low, the number of new oil explorations and installations could be reduced considerably, which could adversely affect our GPT business.

Any failure to comply with anti-corruption laws and regulations could have a material and adverse effect on our reputation, business and financial results

Our operations outside of the United States require us to comply with various anti-bribery and anti-corruption regulations, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act and the China Anti-Unfair Competition Law.  We have internal control policies and procedures, and we have implemented training and compliance programs for our employees and agents, with respect to these regulations.  However, our policies, procedures and programs may not always protect us from negligent, reckless or criminal acts committed by our employees or agents.  We could incur significant expenses in investigating any potential violation and could incur severe criminal or civil sanctions and/or fines as a result of violations or settlements regarding such laws.  In addition, any allegations, settlements or violations could materially and adversely impact our reputation and our relationships with current and future customers, suppliers, employees and agents. Also, some of our competitors may not be subject to, or similarly comply with, the same anti-corruption laws, which could provide them a competitive advantage.

We are subject to significant currency risk related to our global operations

A significant portion of our global transactions is conducted in currencies other than the U.S. Dollar. While we sometimes employ financial instruments to hedge some of our transactional foreign exchange exposure, developing an effective and economical foreign currency risk strategy is complex and expensive and no strategy can completely insulate us from those exposures.  Hedging arrangements also may expose us to additional risks, including that a counterparty may fail to honor its obligations, and additional costs, including transaction fees and breakage costs.  Changes in the exchange rates of foreign currencies could significantly affect our reported results of operations and financial condition. For example, a significant portion of our business activities is conducted in Euros, and the strengthening of the U.S. dollar against the Euro had a negative effect on our reported revenues in 2015.

In addition, concerns persist regarding the debt burden of certain European countries that have adopted the Euro currency (the "Euro Zone") and their ability to meet future financial obligations, as well as concerns regarding the overall stability of the Euro to function as a single currency among the diverse economic, social and political circumstances within the Euro Zone. If one of the Euro Zone countries were to default on its debt or withdraw from the Euro currency, the impact on global markets, and on our business, results of operations and financial condition, could be significant, and that impact would intensify substantially if the Euro currency were dissolved entirely. Such a development could also cause financial and capital markets across the globe to constrict, reducing liquidity and increasing borrowing costs, and could have a significant negative impact on consumer confidence and spending.

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

Due to the rapid pace of technological change, as with any technology-based product, our ability to compete successfully will depend on our ability to develop and license improved technologies on a rapid and cost-efficient basis. Our business will therefore require extensive capital expenditures and investment in product development, manufacturing and management information systems.  Further, our products may be rendered obsolete by future technologies of competitors or consumer preferences. Our operations, financial results and competitive position would be materially and adversely affected if we were unable to anticipate such future developments and develop, or obtain access, to critical new technologies at a reasonable cost.  An inability to compete successfully may also hinder our ability to complete acquisitions or financings on reasonable terms or at all.

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

There can be no assurance that any new or pending patents will be issued, that our or our licensors’ proprietary rights will not be challenged, invalidated, circumvented or rendered unenforceable, or that our patents will provide us with meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to our licensors or us. Also, failure to seek or obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets.  Further, as we expand our operations in jurisdictions where the protection of intellectual property rights is less robust, such as China, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them.  Foreign governments may adopt regulations—and foreign governments or courts may render decisions—requiring compulsory licensing of intellectual property rights, or foreign governments may require products to meet standards that serve to favor local companies.

Because of rapid technological developments in the automotive industry and the competitive nature of the market, the patent position of any component manufacturer is subject to uncertainties and may involve complex legal and factual issues. Consequently, although we either own or have licenses to certain patents, and are currently processing a significant number of additional patent applications, it is possible that no patents will issue from any pending applications or that claims allowed in any existing or future patents issued or licensed to us will be challenged, invalidated, circumvented, or that any rights granted under such patents will not provide us adequate protection. There is an additional risk that we may be required to participate in interference proceedings to determine the priority of inventions or may be required to commence litigation to protect our rights, which could result in substantial costs and divert the attention of management and technical and engineering personnel.  We are currently involved in legal proceedings to enforce our patent rights against competitors.  There can be no certainty that those proceedings will be decided in our favor, as to the timing of any resolution, or the significant costs we may incur to litigate such matters.

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

A significant product liability lawsuit, warranty claim or product recall involving us or one of our major customers, or an investigation regarding vehicle safety generally, could adversely affect our financial performance

In the event that our products fail to perform as expected, whether allegedly due to our fault or that of one of our suppliers, and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims or we may be required or requested by our customers to participate in a recall or other corrective action involving such products.  We also are a party to agreements with certain of our customers, whereby these customers may pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims.  We carry insurance for certain product liability claims , but such coverage may be limited.  In addition, we may not be successful in recovering amounts from third parties, including suppliers, in connection with these claims.  These types of claims could adversely affect our financial condition, operating results and cash flows.

Over the past couple of years, there has been a significant increase in the level of scrutiny given to vehicle safety issues. Inquiries are being conducted not only by traditional regulators but also by state Attorneys General, and the U.S. Department of Justice has commenced investigations and U.S. Congressional hearings have also been conducted in which vehicle manufacturers and in some cases suppliers are being called to testify as to particular safety risks. This increased scrutiny could adversely affect the business of our customers and suppliers and subject us to fines, penalties, sanctions and/or investigations.

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

We may not realize significant benefits from acquisitions or joint ventures because of integration difficulties and other challenges

We are actively pursuing acquisition activities to expand the breadth of products derived from core thermal technologies as well as the markets in which they are applied.  The acquisition integration process is complex, costly and time-consuming. The difficulties of completing and integrating an acquisition include, among others:

•	incurring additional debt and/or issuing additional securities, increasing leverage risks or dilution;
•	unsatisfactory returns on our investments and our inability to realize the expected benefits of such acquisitions or joint ventures;
•	difficulties in implementing our business plan for the combined business, including achieving anticipated synergies in amount and on time;
•	significant capital expenditures may be required to integrate our operations and pursue synergies;
•	unanticipated issues in integrating manufacturing, logistics, financial and other internal controls, communications and other systems;
•	diversion of management attention and capital from ongoing business concerns to integration matters;
•	challenges assimilating management and other personnel, including because of differences in culture, language and background for international acquisitions;
•	the size of operations acquired relative to our existing business;
•	unanticipated changes in applicable laws and regulations;
•	failure to obtain regulatory or other approvals;
•	failure to retain key employees, customers and suppliers of the combined business;
•	assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify; and
•	non-cash impairment charges or other accounting charges relating to the acquired assets.

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

•	our ability to borrow additional debt for operations, working capital or to finance future mergers and acquisitions may be limited;
•	our ability to refinance or repay other debt obligations when they become due may be limited;
•	we are exposed to the risk of increased interest rates because a portion of our borrowings, including under our credit facilities, are at variable rates of interest; and
•

our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited, thereby placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

Our debt agreements contain certain restrictive covenants and customary events of default. These restrictive covenants limit our ability to take certain actions, such as, among other things: incur additional debt, make certain payments or distributions, engage in mergers or consolidations, make certain dispositions and transfers of assets, enter into transactions with affiliates and guarantee indebtedness. While not unusual for financings of the type that we have, the restrictions in our credit facilities may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business plans, take advantage of business opportunities, or react to changing industry conditions.

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

Our results of operations and financial condition may be adversely impacted from a decrease in or cessation or clawback of government incentives related to investments

We receive economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, and tax abatements or credits.  The impact of these incentives can be significant in a particular market during a reporting period. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of our business units, as a result of administrative decision or otherwise, could have an adverse impact on our results of operations and financial condition, as well as our ability to fund new investments.

Security breaches and other disruptions to our information technology networks and systems, including a disruption related to cybersecurity, could interfere with our operations and could compromise the confidentiality of our proprietary information

We rely upon information technology networks and systems, some of which are managed by third-parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain management, manufacturing, and invoicing and collection of payments. Additionally we collect and store sensitive data, including intellectual property, proprietary business information, the proprietary business information of our suppliers, as well as personally identifiable information of our employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing, maintenance, confidentiality, integrity and availability of this information, is critical to our business operations and strategy. Despite security measures, such as disaster recovery and business continuity plans, including those measures related to cybersecurity, our information technology networks and systems may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors or malfeasance by employees, contractors and others who have access to our  networks and systems, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. Additionally, we cannot provide any assurances as to the adequacy of the security steps taken by our third-party providers.  Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. The occurrence of any of the aforementioned events, many of which are outside our control, could compromise our networks and the information stored there, which may include confidential or proprietary information of third parties, could be accessed, publicly disclosed, compromised, corrupted, lost or stolen. Any such access, disclosure or other loss or corruption of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, cause a loss of confidence in our reputation, goodwill, products and services, and reduce the competitive advantage we expect to derive from our investment in advanced technologies.

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

Consistent with this authority, in January 2009 our Board adopted a Shareholder Rights Plan (as amended the “Rights Plan”) in which one purchase right was distributed as a dividend on each share of Company Common Stock held of record as of the close of business on February 10, 2009 (the “Rights”). If exercisable, each Right will entitle its holder to purchase from the Company one one-thousandth of a share of a newly created Series B Preferred Stock of the Company for $20.00 (the “Purchase Price”). The Rights will become exercisable if any person or group becomes the beneficial owner of 15% or more of the Company’s Common Stock or has commenced a tender or exchange offer which, if consummated, would result in any person or group becoming the beneficial owner of 15% or more of the Company’s Common Stock. If any person or group becomes the beneficial owner of 15% or more of the Company’s Common Stock, each right will entitle its holder, other than the acquiring person, to purchase a number of shares of the Company’s or, in the case of a merger or change in control in favor of the acquirer,  the acquirer’s Common Stock having a value of twice the Purchase Price.

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
•

actual or anticipated variations in our quarterly operating results due to such factors as acceptance of our product by automotive manufacturers and consumers, timing of our product introductions, availability and pricing of components from third parties, competition, timing of orders, foreign currency exchange rates, new product development, material acquisitions or dispositions, technological changes, resources spent on litigation activities and economic conditions generally;

•	changes in earnings guidance by us or earnings estimates by securities analysts with respect to us;
•

publication of research reports about us, the automotive industry generally or automotive supplier industry, and recommendations by securities or financial analysts with respect to us or other automotive suppliers;

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

Our shareholders may experience dilution if we issue additional equity securities

We are not restricted from issuing additional shares of our Common Stock or preferred stock, including securities convertible or exchangeable for, or that represent the right to receive, Common Stock or preferred stock.  In most circumstances, common shareholders will not be entitled to vote on whether or not we issue additional equity securities.  Future issuances of Common Stock will reduce the percentage of our Common Stock owned by shareholders who do not participate in such issuances.  In addition, depending on the terms and pricing of additional offerings of our Common Stock and the value of our assets, our shareholders may experience dilution in the book value and fair value of their shares.  The market price of our Common Stock could decline as a result of sales of substantial amounts of additional shares of our Common Stock in the public market or in connection with future acquisitions, or the perception that such sales could occur. This could also impair our ability to raise additional capital through the sale of equity securities at a time and price favorable to us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table presents the Company’s properties currently in use:

Facility	Location	Purpose	Segment	Sq Footage	Owned or leased	Monthly Rent	Lease Expiration
Gentherm Headquarters	Farmington Hills, MI U.S.A.	Corporate headquarters	Automotive	43,000	Owned	$—	—
Gentherm North America	Farmington Hills, MI U.S.A.	Customer service center	Automotive	39,000	Owned	$—	—
Gentherm North America	Farmington Hills, MI U.S.A.	Research and development	Automotive and Industrial	44,000	Owned	$—	—
Gentherm Research Facility	Azusa, CA U.S.A.	Research and development	Industrial	12,200	Leased	$8,700	July 1, 2017
Gentherm Materials Research Facility	Azusa, CA U.S.A.	Materials research and development	Industrial	10,100	Leased	$9,300	October 31, 2016
Gentherm North America	The Woodlands, TX U.S.A.	Bed research and GPT sales facility	Automotive	2,400	Leased	$5,600	December 1, 2017
Gentherm GmbH	Odelzhausen, Germany	Customer service center	Automotive	135,200	Owned	$—	—
Gentherm Hungary	Pilisszentivan, Hungary	Customer service center and warehouse	Automotive	298,700	Owned	$—	—
Gentherm Ukraine	Vinogradov, Ukraine	Manufacturing and warehouse	Automotive	208,500	Owned	$—	—
Gentherm Ukraine	Vinogradov, Ukraine	Employee Residential Housing	Automotive	9,500	Owned	$—	—
Gentherm Macedonia(a)	Prilep, Macedonia	Manufacturing	Automotive	10,850	Leased	$312	February 25, 2065
Gentherm Malta	Ta’ Xbiex, Malta	Customer service center	Automotive	2,200	Leased	$1,100	March 1, 2018
Gentherm China	Langfang, China	Manufacturing	Automotive	279,900	Owned	$—	—
Gentherm Asia Electronics	Shenzhen, China	Manufacturing	Automotive	74,400	Leased	$40,600	July 19, 2017
Gentherm Shanghai	Shanghai, China	Customer service center	Automotive	12,600	Leased	$25,500	October 31, 2018
Gentherm Japan	Tokyo, Japan	Customer service center	Automotive	2,300	Leased	$16,400	November 30, 2017
Gentherm Japan	Nagoya, Japan	Customer service center	Automotive	900	Leased	$1,800	September 16, 2016
Gentherm Korea	Anyang, South Korea	Customer service center	Automotive	5,300	Leased	$6,800	August 15, 2016
Gentherm Korea	Asan, South Korea	Warehouse	Automotive	12,300	Leased	$4,300	December 31, 2016
Gentherm Korea	Ulsan, South Korea	Warehouse	Automotive	15,900	Leased	$9,500	September 29, 2016
Gentherm Vietnam	Ha Nam, Vietnam	Manufacturing	Automotive	245,300	Owned	$—	—
Gentherm Canada	Windsor, Canada	Customer service center	Automotive	29,700	Leased	$27,900	February 14, 2020
Gentherm Texas	Del Rio, TX U.S.A.	Warehouse	Automotive	42,100	Leased	$12,300	June 1, 2020
Gentherm Mexico	Acuña, Mexico	Manufacturing	Automotive	101,100	Leased	$27,900	June 1, 2020
Gentherm Mexico	Acuña, Mexico	Manufacturing	Automotive	101,100	Leased	$42,600	July 1, 2020
Gentherm Mexico(b)	Celaya, Mexico	Manufacturing	Automotive	143,700	Leased	$64,100	October 1, 2025
Gentherm Global Power Technologies	Calgary, Canada	Customer service and research and development	Industrial	27,900	Leased	$23,700	March 31, 2016
Gentherm Global Power Technologies	Calgary, Canada	Customer service and research and development	Industrial	61,400	Leased	$43,500	January 31, 2026
Gentherm Global Power Technologies	Bassano, Canada	Manufacturing and warehouse	Industrial	17,200	Leased	$3,900	December 31, 2016
Gentherm Global Power Technologies	Bassano, Canada	Manufacturing	Industrial	36,000	Owned	$—	—

a)

Construction of the Gentherm-owned Prilep, Macedonia facility is in progress. The square footage included in this table represents the portion of the facility that has been completed and which a small production line is in operation.  The 53,280 square foot main production area currently under construction is expected to open during the second half of 2016. The monthly rent represents a 50 year lease agreement with the Government of Macedonia relating to the construction land.

b)	Construction of the leased Celaya, Mexico facility is in progress and is tentatively scheduled to open during the first half of 2016.

ITEM 3.	LEGAL PROCEEDINGS

On December 2, 2015, Gentherm GmbH (“Gentherm Germany”), a subsidiary of Gentherm Incorporated (the “Company”), entered into an agreement settling all claims against UniCredit Bank AG pertaining to a 10 year currency related swap (“CRS”) entered into by Gentherm Germany in March 2008.  Prior to the settlement, a lawsuit filed by Gentherm GmbH in 2011 was pending appeal at the Higher Regional Court in Munich, Germany.  As a result of the settlement, the CRS and its related liability to Gentherm have been terminated and Gentherm’s remaining interest in an offsetting derivative contract designed to limit the market risk of payments due under the CRS was sold.  Gentherm realized a one-time, pre-tax gain of $9,949,000 in the fourth quarter of 2015. Gentherm made a final cash settlement payment of approximately $7,500,000 during the fourth quarter of 2015.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the NASDAQ Global Select Market under the symbol “THRM.” The following table sets forth the high and low sale prices for our Common Stock as reported on the NASDAQ Global Select Market for each quarterly period from January 1, 2014 through December 31, 2015.

	High	Low
2014
1st Quarter	$34.72	$23.39
2nd Quarter	44.45	32.91
3rd Quarter	51.65	41.85
4th Quarter	44.02	32.64
2015
1st Quarter	$50.51	$35.90
2nd Quarter	57.86	49.21
3rd Quarter	55.56	42.10
4th Quarter	51.52	43.45

Holders

As of February 19, 2016, our Common Stock was held by 73 stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Dividends

We have not paid any Common Stock cash dividends since formation and we do not expect to pay any in the foreseeable future. The payment of future dividends is within the discretion of our Board of Directors and will depend upon business conditions, our earnings and financial condition and other factors.  Currently, our bank credit facilities limit payment of dividends on our Common Stock so long as such facilities are outstanding.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data and should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report.

	Year Ended December 31,
	(In thousands except per share data)
	2015	2014	2013	2012	2011(a)
Product revenues	$856,445	$811,300	$662,082	$554,979	$369,588
Operating income	121,319	98,434	50,384	36,656	17,808
Net income	95,393	70,119	35,133	24,321	11,203
Income (loss) attributable to non-controlling interest	—	—	1,313	6,449	1,545
Net income attributable to Gentherm Incorporated	95,393	70,119	33,820	17,872	9,658
Convertible preferred stock dividends	—	—	1,622	6,711	8,228
Net income attributable to common shareholders	95,393	70,119	32,198	11,161	1,430
Basic earnings per share	2.65	1.98	0.96	0.39	0.06
Diluted earnings per share	2.62	1.95	0.94	0.39	0.06

	As of December 31,
	(In thousands)
	2015	2014	2013	2012	2011
Working capital(b)	$276,825	$187,432	$116,786	$124,935	$65,955
Total assets	646,798	554,277	481,923	439,197	374,877
Long term obligations	118,724	112,465	96,683	84,356	108,279
Series C Convertible Preferred Stock	—	—	—	22,469	50,098
Accumulated earnings (deficit)	180,611	84,931	14,812	(17,383)	(28,544)

a)

On May 16, 2011, we acquired a majority interest in W.E.T., now known as Gentherm GmbH.  As a result, the selected financial data for 2011 includes Gentherm GmbH for the period from May 16, 2011 to December 31, 2011 only.

b)	Represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this Report. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with the “Risk Factors” included elsewhere in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Forward-Looking Statements” in Item 1 of this Report.

Overview

Gentherm is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies and automotive cable systems.  Our products provide solutions for automotive passenger comfort and convenience, battery thermal management, remote power generation and other consumer and industrial temperature control needs. Our automotive products can be found on the vehicles of nearly all major automotive manufacturers in North America, Europe and Asia.  We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and to identify future thermal technology product opportunities in both automotive and other markets.   We concentrate our research on the development of new technologies that will enable new products, improve overall effectiveness of existing products and maximize customer satisfaction.  We also focus on developing new design applications from our existing technologies to create new products and market opportunities for thermal comfort solutions.

Our products are primarily sold to automobile and light truck OEMs or their tier one suppliers. Inherent in this market are costs and commitments that are incurred well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to automotive manufacturers requiring the design, coordination and testing of proposed new components and sub-systems. Revenues from these expenditures are typically not realized for two to three years due to this development cycle. These customers in turn sell our product, as a component of an entire seat or seating system, to automotive OEMs.  See Item 1 “Business – Marketing, Customers and Sales” for revenues from sales to our largest customers and to understand how our revenues are divided among OEMs.

The Company has two reportable segments for financial reporting purposes: Automotive and Industrial.  See Note 10 to our consolidated financial statements for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income.  The financial information used by our chief operating decision maker to assess operating performance and allocate resources is based on these reportable segments.

On April 1, 2014, we acquired all of the stock of privately-held Global Thermoelectric Inc., now known as Gentherm Global Power Technologies (“GPT”). GPT is a global market leader and developer of thermoelectric generators. The principal applications for GPT’s products include natural gas well and pipeline protection systems and remote power generation for instrumentation, automation and telecommunication systems. GPT’s operations are included in our Industrial segment.

On December 2, 2015, Gentherm GmbH (“Gentherm Germany”), a subsidiary of Gentherm Incorporated (the “Company”), entered into an agreement settling all claims against UniCredit Bank AG pertaining to a 10 year currency related swap (“CRS”) entered into by Gentherm Germany in March 2008.  Prior to the settlement, a lawsuit filed by Gentherm GmbH in 2011 was pending appeal at the Higher Regional Court in Munich, Germany.  As a result of the settlement, the CRS and its related liability to Gentherm have been terminated and Gentherm’s remaining interest in an offsetting derivative contract designed to limit the market risk of payments due under the CRS was sold.  Gentherm realized a one-time, pre-tax gain of $9,949,000 in the fourth quarter of 2015. Gentherm made a final cash settlement payment of approximately $7,500,000 during the fourth quarter of 2015.

On January 4, 2016 and January 5, 2016, the Company completed reorganization transactions (the “Reorganization”) related to the eventual closure of the Company’s Windsor, Ontario, Canada facility (the “Windsor Operations”).  As part of our original integration plan to eliminate redundancies associated with the 2011 acquisition of Gentherm GmbH (formally named W.E.T. Automotive Systems AG), the Windsor Operations will be consolidated into our existing European and North American facilities.  As a result of the Reorganization, the business activities previously performed by the Windsor Operations will now be performed by other subsidiaries and the Company’s Windsor office is expected to close permanently in June 2016.

Related to the Reorganization, the Company expects to pay a withholding tax in Canada and record a one-time tax expense of approximately $6 million, or $0.16 per share, in the first quarter of 2016.  Additionally, the Reorganization will require the Company to make a one-time income tax payment of approximately $30 million.  However, the Company will record an offsetting deferred charge for approximately the same amount because the one-time income tax payment will result in tax deductions in future periods. Therefore, the income tax payment is not expected to have a material impact on the Company’s earnings in any fiscal quarter.  The income tax payment will not become due and payable until the first quarter of 2017.

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

Income Taxes

We account for income taxes using the asset and liability method, which specifies that deferred tax assets and liabilities be measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided for a portion of our net deferred tax assets when we consider it more likely than not that the asset will not be realized. At December 31, 2015 and 2014, a valuation allowance has been provided for certain deferred tax assets which we have concluded are more likely than not to not be realized. If future annual taxable income were to be significantly less than current and projected levels, there is a risk that certain of our deferred tax assets not already provided for by the valuation allowance would expire prior to utilization.

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

Results of Operations Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Product Revenues. Product revenues for 2015 were $856,445,000 compared with product revenues of $811,300,000 for 2014, an increase of $45,145,000, or 6%. A portion of our product revenues come from sales to customers in Europe, much of which are denominated in European Euros (“EUR”).  Since the end of 2014, the relative market value of the Euro declined significantly against the U.S. Dollar, our reporting currency.  During 2015 the average exchange rate between these currencies was 1.11 U.S. Dollars to the Euro whereas during 2014 the average exchange rate was 1.33.  Consequently, our Euro denominated revenues, which have increased by 10% in Euros, have resulted in a decrease in our U.S. Dollar reported product revenues. The strong U.S. Dollar against other currencies had similar impacts to our reporting product revenues. Had the 2015 average exchange rates for these currencies been the same as 2014 average exchange rates, our product revenues would have been $48,345,000 higher than that reported for 2015.  Adjusting for this unfavorable currency translation impact, our 2015 product revenues would have been $904,780,000 or 12% higher than 2014, reflecting higher unit volumes in substantially all of our markets and products.

Higher revenue volumes were primarily driven by continued strong shipments of CCS and higher revenue from GPT.  The increase in GPT revenue totaling $21,648,000 to $45,883,000 during 2015 was partially due to the fact that GPT was acquired on April 1, 2014 and consequently we did not report any revenue from GPT during the three months ended March 31, 2014.  GPT revenue for the three months ended March 31, 2015 totaled $7,466,000.  The remaining revenue increase of $14,182,000 is attributable to increased product revenue during the last three quarters of 2015.  These increases were primarily due to strong demand for GPT’s products and accelerated expansion into geographical markets outside of GPT’s home market of North America.  CCS revenue increased by $33,686,000, or 9%, to $400,435,000, during 2015.  This amount includes revenue for seat heaters that are sometimes sold as a component of a CCS seat system.  This differs from past periods when we classified those portions of our revenues as seat heater revenues.  This increase resulted from new program launches since 2014, and strong vehicle production volumes and related sales of vehicles equipped with CCS systems, particularly vehicles in the luxury segment of the automotive market.  One example of a new vehicle launch is the newly redesigned Ford Mustang, which now offers CCS for the first time. The CCS revenue increase was partially offset by a decrease in our seat heater revenue by $25,526,000, or 9%, to $273,428,000.  This decrease reflected the unfavorable impact of the declining Euro exchange rate.  Our seat heater product sales in Europe are denominated in Euro, whereas our CCS sales in Europe are primarily denominated in U.S. Dollars.  Therefore, the unfavorable impact of the lower EUR translation rate primarily affected our seat heater product sales.  Adjusted for the decline in the value of the EUR, our seat heater sales actually increased due to market penetration on certain vehicle programs and stronger vehicle production volumes including those in Europe.  We also had significant growth in our heated steering wheel product which showed an increase of $5,991,000, or 17%, to $42,207,000.

Cost of Sales. Cost of sales increased to $580,066,000 in 2015 from $569,618,000 in 2014. This increase of $10,448,000, or 2%, was due to increased sales volume, including that of GPT, partially offset by higher gross margin percentages.  A favorable change in product mix, greater coverage of fixed costs at the higher volume levels, and foreign currency impact on production expenses in Mexican Peso (“MXN”) and Ukraine Hryvania (“UAH”) increased historical gross profit percentage during 2015 to 32.3% compared with 29.8% during 2014.  The favorable product mix was primarily attributable to the greater sales growth in CCS products and the higher product revenues for GPT, both of which historically have had better margin performance.  Our manufacturing plants are located in the Ukraine, Macedonia, Mexico, Canada, China and Vietnam.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During 2015, MXN, Canadian Dollar (“CAD”) and UAH decreased in value as compared to the U.S. Dollar resulting in lower production costs.

Net Research and Development Expenses. Net research and development expenses were $59,604,000 during 2015 compared to $57,526,000 in 2014, an increase of $2,078,000, or 4%. This increase was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive heated and cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.  Net research and development expenses also increased due to the acquisition of GPT which had net research and development expenses during the first quarter of 2015 (“First Quarter 2015”) of $289,000 but no such expense during the first quarter of 2014 (“First Quarter 2014”) as it was acquired on April 1, 2014.  These increases were partially offset by higher research and development reimbursement totaling $722,000.  We expect that our research and development reimbursements as well as some related expenses will decrease during 2016 due to the expiration of our research program with the U.S. Department of Energy.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. During 2015, we did not incur any acquisition transaction expenses.  During 2014, we incurred $1,075,000 in fees and expenses associated with the acquisition of GPT which was completed on April 1, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $95,456,000 in 2015 from $84,647,000 in 2014, an increase of $10,809,000, or 13%.  The increase in selling, general and administrative expenses includes First Quarter 2015 expenses of GPT totaling $2,035,000 as compared with no such expenses during 2014 due to acquisition timing. The remaining increase in expenses was due to increased management incentive compensation costs, higher general legal, audit and travel costs, as well as higher wages and benefits costs resulting from new employee hiring and merit increases. Our management incentive program includes various forms of equity compensation including stock options, restricted stock and SARs.  Stock options and restricted stock are accounted for using the equity method and are valued at the grant date fair value and amortized over the respective service period of the employee beneficiary.  SARs are accounted for using the liability method since they are settled in cash which requires mark-to-market adjustments based on the current trading price of our Common Stock.  Since the trading price of our Common Stock increased significantly during 2015, we recorded SAR-related compensation expense totaling $6,298,000 for the period as compared with $3,949,000 during 2014, an increase of $2,349,000.

Income Tax Expense. We recorded an income tax expense of $33,545,000 during 2015 representing an effective tax rate of 26% on earnings before income tax of $128,938,000. During 2014, we recorded an income tax expense of $24,102,000 representing an effective tax rate of 26% on earnings before income tax of $94,221,000.   The effective tax rates for 2015 and 2014 were lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Results of Operations Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Product Revenues. Product revenues for 2014 were $811,300,000 compared with product revenues of $662,082,000 for 2013, an increase of $149,218,000, or 23%. Higher revenue was primarily driven by continued strong shipments of CCS and revenue of $24,235,000 from GPT, which was acquired on April 1, 2014.  CCS revenue increased by $117,360,000, or 32%, to $366,749,000, during 2014.  This amount includes revenue for seat heaters that are sometimes sold as a component of a CCS seat system.  This differs from past periods when we classified those portions of our revenues as seat heater revenues.  The increase in CCS revenue was partially the result of new program launches since 2013 and strong production volumes and sales of the vehicles equipped with CCS systems, particularly vehicles in the luxury segment of the automotive market.  Additionally, certain vehicles that had been redesigned since 2013 experienced very strong production and sales levels, including the General Motors K2XX platform and the Jeep Grand Cherokee.  Our seat heater revenue also increased by $32,885,000, or 11%, to approximately $298,953,000. This reflected market penetration on certain vehicle programs and also the strong production volumes on General Motors’ K2XX platform.   We also have significant growth in our heated steering wheel product which showed an increase of $8,109,000, or 29%, to $36,055,000.   Our European based sales were also higher than the prior year as local economies and car sales in that region have improved.  Foreign currency translation of our EUR denominated product revenue for 2014, which was €154,559,000 versus €141,902,000 during 2013, increased our product reported revenues by $538,000.  The average U.S. Dollar/EUR exchange rate for 2014 was 1.3317 versus 1.3282 for 2013.  The U.S. Dollar/EUR exchange rate at the end of 2014 was much lower or 1.2133.

Cost of Sales. Cost of sales increased to $569,618,000 in 2014 from $487,320,000 in 2013. This increase of $82,298,000, or 17%, was due to increased sales volume, including that of GPT, partially offset by higher gross margin percentages.  A favorable change in product mix, greater coverage of fixed costs at the higher volume levels, favorable contribution from our new electronics manufacturing facility in China and foreign currency impact on production expenses in the MXN and UAH increased historical gross profit percentage during 2014 to 29.8% compared with 26.4% during 2013.  Additionally, we recorded a favorable adjustment to our warranty accrual totaling $3,744,000 lowering our cost of sales during 2014.  The favorable product mix was primarily attributable to the greater sales growth in CCS products on which we have historically had better margin performance.  We launched our new electronics manufacturing facility during the second quarter of 2013.  This new facility has since been in the process of increasing production volumes by producing existing component products that had formerly been produced by outside suppliers.  During 2014, savings from this insourcing activity were larger than the additional overhead costs of the facility.  Our production labor costs are incurred in the local currency of each country in which we manufacture products.  During 2014, MXN and UAH decreased in value to the USD by 4.3% and 46.3% on average, respectively.

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

Income Tax Expense. We recorded an income tax expense of $24,102,000 during 2014 representing an effective tax rate of 26% on earnings before income tax of $94,221,000. During 2013, we recorded an income tax expense of $11,097,000 representing an effective tax rate of 24% on earnings before income tax of $46,230,000. This amount included a one-time benefit resulting from the American Taxpayer Relief Act of 2012 (the “Act”) which was signed into law on January 2, 2013.  The Act restored the research and development credit and certain exemptions under the foreign income tax rules, retroactively to the beginning of 2012.  As a result, we recognized approximately $1,300,000 in benefits associated with our 2012 tax year during 2013.  Had the Act been adopted during 2012, the benefit would have been recorded during that year and the 2013 effective tax rate would have been 27%.  The effective tax rates for 2014 and 2013 were lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Liquidity and Capital Resources

Cash and Cash Flows

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings. Based on its current operating plan, management believes cash and cash equivalents at December 31, 2015, together with cash flows from operating activities, are sufficient to meet operating and capital expenditure needs, and to service debt, for the foreseeable future. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and adversely affect our results of  operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could adversely affect our future operations and business strategy.

The following table represents our cash and cash equivalents and short-term investments:

	December 31, 2015	December 31, 2014
	(in Thousands)
Cash and cash equivalents at beginning of period	$85,700	$54,885
Cash from operating activities	104,712	80,335
Cash used in investing activities	(62,728)	(69,874)
Cash from financing activities	24,426	18,655
Foreign currency effect on cash and cash equivalents	(7,631)	1,699
Cash and cash equivalents at end of period	$144,479	$85,700

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents increased by $58,779,000 in 2015. Cash provided by operating activities during 2015 was $104,712,000 and was attributable to net income of $95,393,000, plus non-cash adjustments.  Non-cash adjustments included depreciation and amortization of $31,029,000, stock compensation of $6,018,000, and other items.  Partially offsetting these positive cash flows from operating activities was the settlement of the CRS agreement of $9,949,000, a loss on the revaluations of derivatives of $490,000, a net increase in net operating assets and liabilities of $17,739,000, including working capital items, and a deferred income tax benefit of $711,000.

As of December 31, 2015, working capital was $276,825,000 as compared to $187,432,000 at December 31, 2014, an increase of $89,393,000, or 48%.  Aside from the impact of cash and cash equivalents, this increase was primarily related to increases in accounts receivable, inventory, prepaid expenses and other assets and decreases in accrued liabilities and net current derivative financial instrument liabilities totaling $6,427,000, $6,540,000, $13,513,000, $7,564,000, $1,596,000, respectively.  These increases in working capital were partially offset by an increase in accounts payable of $5,681,000.  Accounts receivable primarily increased as a result of increases in product revenues and timing differences between when sales in 2015 were realized compared with sales realized in 2014.  Working capital was also affected by changes in currency exchange rates, which generally resulted in decreased working capital.

Cash used in investing activities was $62,728,000 during 2015, reflecting purchases of property and equipment and the settlement of derivative financial assets totaling $55,490,000 and $7,593,000, respectively.  Purchases of property and equipment for the period related to expansion of production capacity, including construction of new production facilities in Vietnam and Macedonia, and replacement of existing equipment.

Cash provided by financing activities was $24,426,000 during 2015, reflecting proceeds from the DEG Vietnam Loan (defined below), the exercise of Common Stock options and excess tax benefit from equity awards of $15,000,000, $9,272,000 and $6,681,000, respectively.  These proceeds were offset by payment of principal on the US Term Loan, Europe Term Loan, DEG China Loan (each as defined below)  and capital lease totaling $5,052,000 in aggregate.  Cash also was paid for cancellations of restricted stock awards totaling $1,475,000.

Debt

The Company, together with certain direct and indirect subsidiaries, has an outstanding Credit Agreement (the “Credit Agreement”) with a syndicate of banks led by Bank of America, N.A.

The Credit Agreement provides for a $50,000,000 secured term loan facility for Gentherm (the “U.S. Term Loan”), a €20,000,000 secured term loan facility for Gentherm GmbH (the “Europe Term Loan”), and a $100,000,000 secured revolving credit facility (the “U.S. Revolving Note”) with specific borrowing limits for foreign subsidiaries party to such agreement.  The Credit

Agreement allows the Company to increase the revolving credit facility or incur additional term loans in an aggregate amount of $50,000,000, subject to specific conditions.  The term loans were fully drawn in 2014 and no additional amounts are available under such facilities.  As of December 31, 2015, we had $86.1 million available under the U.S. Revolving Note.

All obligations under the Credit Agreement (including all the obligations of any U.S. or non-U.S. loan party) are unconditionally guaranteed by Gentherm and specified U.S. subsidiaries.  Additionally, such parties entered into a pledge and security agreement, granting a security interest in substantially all of their personal property to secure their respective obligations under the Credit Agreement, including the stock and membership interests of specified subsidiaries (limited to 66% of the stock in the case of certain non-U.S. subsidiaries).  Further, specified foreign subsidiaries guarantee all obligations of the non-U.S. loan parties under the Credit Agreement.

The Company must maintain certain financial ratios consisting of a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Consolidated Leverage Ratio each as defined by the Credit Agreement.  The Credit Agreement places specific restrictions on the amount of dividend payments to shareholders.

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The base rate is equal to the highest of the Federal Funds Rate (0.20% at December 31, 2015) plus 0.50%, Bank of America’s prime rate (3.50% as of December 31, 2015), or a one month Eurocurrency rate plus 1.00%. The eurocurrency rate is equal to the London Interbank Offered Rate or the Canadian Dealer Offered Rate, for Canadian Dollar loans. All loans denominated in a currency other than the U.S. Dollar, must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio of the Company as defined by the Credit Agreement.  As long as the Company is not in default of the terms and conditions of the Credit Agreement, the lowest and highest possible Applicable Rate is 1.50% and 2.00%, respectively, for Eurocurrency Rate Loans and 0.50% and 1.00%, respectively, for Base Rate Loans.  Our leverage ratio as of December 31, 2015 qualified us for the lowest Applicable Rate available.

The Company also has two fixed interest rate loans with the German Investment Corporation (“DEG”), a subsidiary of KfW banking group, a German government-owned development bank.  The first, a loan we used to fund capital investments in China (the “DEG China Loan”), is subject to semi-annual principal payments that began March, 2015 and end September, 2019.  Under the terms of the DEG China Loan, the Company must maintain a minimum Debt-to-Equity Ratio, Current Ratio and Debt Service Coverage Ratio, as defined by the DEG China Loan agreement, based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Automotive Systems (China) Ltd.

The Company’s second fixed interest rate senior loan agreement with DEG was used to finance the construction and set up of the Vietnam production facility (“DEG Vietnam Loan”).  The DEG Vietnam Loan is subject to semi-annual principal payments beginning November, 2017 and ending May, 2023.  Under the terms of the DEG Vietnam Loan, the Company must maintain a minimum Currency Ratio, Equity Ratio and Enhanced Equity Ratio, each as defined by the DEG Vietnam Loan agreement, based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Vietnam Co. Ltd.

The following table summarizes the Company’s debt at December 31, 2015 (in thousands).

	Interest Rate	Principal Balance
Credit Agreement:
U.S. Term Loan	2.11%	$46,875
Europe Term Loan	1.50%	20,369
U.S. Revolving Note	1.92%	12,000
DEG China Loan	4.25%	3,497
DEG Vietnam Loan	5.21%	15,000
Total debt		97,741
Current portion		(4,909)
Long-term debt, less current maturities		$92,832

As of December 31, 2015, we were in compliance with all terms as outlined in the Credit Agreement, DEG China Loan and DEG Vietnam Loan.

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

ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2017. This reflects a one-year delay for required implementation announced in July 2015. The amendments in this update should be applied retrospectively either to each prior reporting period presented or to disclose the cumulative effect recognized at the date of initial application. We have developed a plan to complete the five-step contract review process for all existing contracts with customers and are in the process of determining the impact the implementation of ASU 2014-09 will have on the Company’s financial statements.

Balance Sheet Classification of Deferred Taxes.  In November, 2015, the FASB issued ASU 2015-17, “ Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes.”  ASU 2015-17 no longer requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet.  Instead, for each tax paying component and within each tax jurisdiction all deferred tax liabilities and assets, as well as related valuation allowance, shall be offset and presented as a single noncurrent amount.  Entities will continue to not offset deferred tax liabilities and assets attributable to different tax-paying components of the entity or to different tax jurisdictions.

ASU 2015-17 is effective for fiscal years and interim periods beginning after December 15, 2016, though earlier application is permitted.  The update can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We anticipate adoption of ASU 2015-17 will impact our presentation of deferred tax liabilities and assets on the consolidated balance sheets.

Business Combinations – Simplifying the Accounting for Measure-Period Adjustments.  In September, 2015, the FASB issued ASU 2015-16, “ Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments.”  For business combinations that are incomplete by the end of a reporting period and which provisional amounts have been reported for those incomplete items, acquirers are no longer required to account for measurement-period adjustments retrospectively.  ASU 2015-16 requires the acquirer to, instead, recognize adjustments to the provisional amounts in the reporting period they are determined.  The acquirer shall adjust its financial statements  to recognize in its current-period earnings the full effect resulting from the change to provisional amounts calculated as if the accounting had been completed at the acquisition date.

ASU 2015-16 is effective for fiscal years and interim periods beginning after December 15, 2015 and is not expected to significantly impact the Company.

Inventory – Simplifying the Measurement of Inventory. In July, 2015, the FASB issued ASU 2015-11, “ Inventory (Topic 330) Simplifying the Measurement of Inventory.”  The Update requires that inventory measured using any method other than last-in, first-out (LIFO) or the retail inventory method shall be measured at the lower of cost and net realizable value.

ASU 2015-11 is effective for fiscal years and interim periods beginning after December 15, 2016 and is not expected to significantly impact the Company.

Off-Balance Sheet Arrangements

We use letters of credit to guarantee our performance under specific construction contracts executed by our subsidiary, GPT.  The expiration dates of the letter of credit contracts coincide with the expected completion date of the contract.  Extensions are normally made if performance obligations continue beyond the expected completion date.  At December 31, 2015, we had outstanding letters of credit of $1,856,000.

Tabular Disclosure of Contractual Obligations

As of December 31, 2015, the following amounts, aggregated by type of contract obligation, are known to come due in the periods stated:

Contractual Obligations	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Long-Term Debt Obligations(1)	$97,741	$4,909	$16,705	$69,877	$6,250
Operating Lease Obligations	$24,081	$6,464	$7,300	$4,505	$5,812
Totals	$121,822	$11,373	$24,005	$74,382	$12,062

(1)	Long-Term Debt Obligations do not include an amount payable for interest.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations and foreign currency contracts. We have in the past, and may in the future, place our investments in bank certificates of deposits, debt instruments of the U. S. government, and in high-quality corporate issuers.

We are exposed to market risk from changes in foreign currency exchange rates, short-term interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to our debt obligations under our Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in the location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the European Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won and Vietnamese Dong.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $0 and $52,446 outstanding at December 31, 2015 and 2014, respectively, relating entirely to derivative contracts intended to offset the risk associated with the currency related swap (“CRS”) agreement with UniCredi Bank AG.  Settlement of the CRS and offsetting foreign currency derivative contracts is discussed below.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We had copper commodity swap contracts with a notional value of $4,885 and $0 outstanding at December 31, 2015 and 2014, respectively.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated statements of income. All of the unrealized loss associated with foreign currency derivatives reported in accumulated other comprehensive loss as of December 31, 2014 were settled and reclassified into earnings during 2015.  Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

On December 2, 2015, Gentherm GmbH (“Gentherm Germany”), a subsidiary of Gentherm Incorporated (the “Company”), entered into an agreement settling all claims against UniCredit Bank AG pertaining to a 10 year currency related swap (“CRS”) entered into by Gentherm Germany in March 2008.  Prior to the settlement, a lawsuit filed by Gentherm GmbH in 2011 was pending appeal at the Higher Regional Court in Munich, Germany.  As a result of the settlement, the CRS and its related liability to Gentherm have been terminated and Gentherm’s remaining interest in an offsetting derivative contract designed to limit the market risk of payments due under the CRS was sold.  Gentherm realized a one-time, pre-tax gain of $9,949,000 in the fourth quarter of 2015. Gentherm made a final cash settlement payment of approximately $7,500,000 during the fourth quarter of 2015.

Information related to the fair values of derivative instruments in our consolidated balance sheet as of December 31, 2015 is as follows (in thousands):

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivatives	Cash flow hedge	Level 2			Current liabilities	$(725)	$(725)

Information related to the fair values of derivative instruments in our consolidated balance sheet as of December 31, 2014 is as follows (in thousands):

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,466)
					Non current liabilities	(6,698)
Total CRS						$(9,164)	$(9,164)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$145
			Non-current assets	1,345
Total foreign currency derivatives				$1,490			$1,490

Information related to the effect of derivative instruments on our consolidated income statement and statement of comprehensive income is as follows (in thousands):

	Location	Year Ended December 31, 2015	Year Ended December 31, 2014
Foreign currency derivatives	Revaluation of derivatives	$(1,102)	640
	Product Revenues	—	(390)
	Cost of Sales	(1,782)	(174)
	Selling, general and administrative expenses	(477)	(161)
	Other Comprehensive Income	10	(10)
	Foreign currency gain (loss)	351	(976)
Total foreign currency derivatives		$(3,000)	$(1,071)
CRS	Revaluation of derivatives	$—	$(1,157)
	Gain on settlement of derivative instrument	9,949	—
Total CRS		$9,949	$(1,157)
Interest rate derivatives	Revaluation of derivatives	$—	$(1)
	Other Comprehensive Income	—	81
Total interest rate derivatives		$—	$80
Commodity derivatives	Other Comprehensive Income	$(725)	$—
	Cost of Sales	(123)	—
Total commodity derivatives		$(848)	$—

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

December 31, 2015

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(In Thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate ($USD)	$—	$1,250	$2,500	$2,500	$2,500	$6,250	$15,000	$15,056
Average Interest Rate		4.20%	4.20%	4.20%	4.20%	4.20%	4.20%
Fixed Rate (€EUR)	$874	$874	$874	$875	$—	$—	$3,497	$3,588
Average Interest Rate	4.25%	4.25%	4.25%	4.25%			4.25%
Variable Rate ($USD)	$2,813	$3,750	$4,062	$48,250	$—	—	$58,875	$58,875
Average Interest Rate	2.07%	2.07%	2.07%	2.07%			2.07%
Variable Rate (€EUR)	$1,222	$1,630	$1,765	$15,752	$—		$20,369	$20,369
Average Interest Rate	1.50%	1.50%	1.50%	1.50%			1.50%

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

December 31, 2015

	Carrying Amount	Fair Value
On Balance Sheet Commodity Position and Related Derivatives (in thousands)	$(725)	$(725)

	Expected Maturity
	2016	Fair Value
Related Derivatives
Futures Contracts (Long):
Contract Volumes (metric tons)	900
Weighted Average Price (per metric ton)	$5,428
Contract Amount (in thousands) ($)	$4,885	$(725)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Financial Information – Selected Quarterly Financial Data

Unaudited Quarterly Financial Data

For the Years Ended December 31, 2015 and 2014

(In thousands, except per share data)

	For the three months ended,
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Product revenues	$206,909	$213,441	$223,818	$212,277
Gross margin	66,570	65,705	74,926	69,178
Operating income	27,077	26,670	37,449	30,123
Net income	19,820	19,494	27,665	28,414
Basic earnings per share	$0.55	$0.54	$0.77	$0.78
Diluted earnings per share	$0.55	$0.53	$0.76	$0.78

	For the three months ended,
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Product revenues	$193,938	$206,182	$206,012	$205,168
Gross margin	57,025	60,757	61,585	62,315
Operating income	25,038	24,514	24,126	24,756
Net income	16,579	16,423	17,288	19,829
Basic earnings per share	$0.47	$0.46	$0.49	$0.56
Diluted earnings per share	$0.47	$0.46	$0.48	$0.55

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

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2015.  Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

Our independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of our internal control over financial reporting as stated in its report included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth quarter ended December 31, 2015 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2016 annual meeting of shareholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1 – Election of Directors”, “Board Matters – The Board of Directors”, “Board Matters – Committees of the Board”, “Board Matters – Corporate Governance”,  “Additional  Information – Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information – Requirements for Submission of Shareholder Proposals and Nominations for 2017 Annual Meeting.”

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1.	Financial Statements.

The following financial statements of the Company and reports of independent accountants are included in Item 15 of this Annual Report:

2.	Financial Statement Schedule.

The following Schedule to Financial Statements is included herein:

Schedule II — Valuation and Qualifying Accounts.

3.	Exhibits.

The exhibits to this Report are as follows:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Restated Articles of Incorporation of Gentherm Incorporated (the “Company”)		8-K		3.1	5/28/15
3.2	Amended and Restated Bylaws of the Company		8-K		3.1	1/2/13
3.2	First Amendment to the Amended and Restated Bylaws of the Company		8-K		3.1	11/21/13
4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent		8-K		4.1	1/27/09
4.2	Amendment to Rights Agreement, dated as of March 30, 2011, by and between the Company and Computershare Trust Company, N.A., as Rights Agent		8-K		4.2	3/31/11
10.1.1*	Amended and Restated 1997 Stock Incentive Plan		Schedule 14A		A	4/30/01
10.1.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan		8-K		10.1	5/23/05
10.1.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan		8-K		10.2	5/23/05
10.2.1*	2006 Equity Incentive Plan		Schedule 14A		A	4/24/06
10.2.2*	First Amendment to 2006 Equity Incentive Plan		10-K	12/31/06	10.3.2	2/20/07
10.2.3*	Second Amendment to 2006 Equity Incentive Plan		8-K		10.1	3/20/07
10.2.4*	Third Amendment to 2006 Equity Incentive Plan		Schedule 14A		B	4/20/09
10.2.5*	Fourth Amendment to 2006 Equity Incentive Plan		8-K		10.8	3/31/11
10.2.6*	Fifth Amendment to 2006 Equity Incentive Plan		10-K	12/31/11	10.3.6	3/15/12
10.2.7*	Sixth Amendment to 2006 Equity Incentive Plan		8-K		10.2	5/20/13
10.3.1*	2011 Equity Incentive Plan		Schedule 14A		A	5/20/11
10.3.2*	First Amendment to 2011 Equity Incentive Plan		10-K	12/31/11	10.3.8	3/15/12
10.3.3*	Second Amendment to 2011 Equity Incentive Plan		8-K		10.3	5/11/12
10.3.4*	Third Amendment to 2011 Equity Incentive Plan		8-K		10.3	5/20/13
10.4.1*	2013 Equity Incentive Plan		Schedule 14A		A	4/22/13
10.4.2*	Form of Stock Option Award Agreement under the 2013 Equity Incentive Plan		8-K		10.1	6/27/13
10.4.3*	Form of Stock Appreciation Right Award Agreement under the 2013 Equity Incentive Plan		8-K		10.2	6/27/13
10.4.4*	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Plan		8-K		10.3	6/27/13
10.5*	The Executive Nonqualified Defined Benefit Plan of Gentherm Incorporated effective as of April 1, 2008		10-Q	6/30/08	10.18	8/11/08

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.6.1	Credit Agreement, dated as of August 7, 2014, by and among the Company, Gentherm GmbH, Gentherm (Texas), Inc., Gentherm Canada Ltd., Global Thermoelectric Inc., the lenders party thereto and Bank of America, N.A., as administrative agent		8-K		10.1	8/7/14
10.6.2	First Amendment to Credit Agreement, dated as of April 15, 2015, by and among Gentherm Incorporated, Gentherm GmbH, Gentherm (Texas), Inc., Gentherm Canada Ltd., Global Thermoelectric Inc., Gentherm Properties II, LLC, the lenders party thereto, and Bank of America, N.A., as administrative agent.		8-K		10.1	4/16/15
10.6.3	Pledge and Security Agreement, dated as of August 7, 2014, by and among the Company, Gentherm (Texas), Inc., Westridge Haggerty LLC and Bank of America, N.A.		8-K		10.2	8/7/14
10.7*	Executive Relocation and Employment Agreement, dated August 1, 2015, by and between Gentherm Incorporated and Frithjof Oldorff		8-K		10.1	8/3/15
10.8*	Summary of Non-Employee Director Compensation		10-K	12/31/14	10.8	3/2/15
21	List of Subsidiaries (Direct and Indirect) of the Company	X
23.1	Consent of Grant Thornton LLP	X
24	Power of Attorney	X
31.1	Section 302 Certification - CEO	X
31.2	Section 302 Certification – CFO	X
32.1	Section 906 Certification – CEO	X
32.2	Section 906 Certification - CFO	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

Board of Directors and

Shareholders of Gentherm Incorporated

We have audited the accompanying consolidated balance sheets of Gentherm Incorporated (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements includes the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gentherm Incorporated and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Gentherm Incorporated

We have audited the internal control over financial reporting of Gentherm Incorporated (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan

February 25, 2016

GENTHERM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$144,479	$85,700
Accounts receivable, less allowance of $2,839 and $2,847, respectively	142,610	136,183
Inventory	84,183	77,643
Derivative financial instruments	—	145
Deferred income tax assets	6,716	6,247
Prepaid expenses and other assets	42,620	29,107
Total current assets	420,608	335,025
Property and equipment, net of accumulated depreciation of $34,107 and $27,221, respectively	119,157	91,727
Goodwill	27,765	30,398
Other intangible assets, net of accumulated amortization of $59,594 and $53,756, respectively	48,461	68,129
Deferred financing costs	310	406
Deferred income tax assets	22,094	18,843
Derivative financial instruments	—	1,345
Other non-current assets	8,403	8,404
Total assets	$646,798	$554,277
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$77,115	$71,434
Accrued liabilities	60,823	68,387
Current maturities of long-term debt	4,909	5,306
Derivative financial instruments	725	2,466
Deferred income tax liabilities	211	—
Total current liabilities	143,783	147,593
Pension benefit obligations	6,545	6,706
Other Liabilities	5,026	2,788
Long-term debt, less current maturities	92,832	85,469
Derivative financial instruments	—	6,698
Deferred tax liabilities	14,321	10,804
Total liabilities	262,507	260,058
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 36,321,775 and 35,696,742 issued and outstanding at December 31, 2015 and 2014, respectively	256,919	243,255
Paid-in capital	(1,282)	(8,224)
Accumulated other comprehensive income	(51,670)	(25,743)
Accumulated earnings	180,324	84,931
Total shareholders’ equity	384,291	294,219
Total liabilities and shareholders’ equity	$646,798	$554,277

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Product revenues	$856,445	$811,300	$662,082
Cost of sales	580,066	569,618	487,320
Gross margin	276,379	241,682	174,762
Operating costs and expenses:
Research and development expenses	69,211	66,411	52,197
Reimbursed research and development expenses	(9,607)	(8,885)	(2,324)
Net research and development expenses	59,604	57,526	49,873
Acquisition transaction expenses	—	1,075	2,414
Selling, general and administrative expenses	95,456	84,647	72,091
Total operating costs and expenses	155,060	143,248	124,378
Operating income	121,319	98,434	50,384
Interest expense	(2,610)	(3,262)	(3,543)
Debt retirement expense	—	(1,370)	—
Revaluation of derivatives (loss) gain	(1,102)	(518)	1,006
Gain on settlement of lawsuit	9,949	—	—
Foreign currency gain (loss)	1,121	(218)	(2,228)
Gain from equity investment	—	785	436
Other income	261	370	175
Earnings before income tax	128,938	94,221	46,230
Income tax expense	33,545	24,102	11,097
Net income	95,393	70,119	35,133
Income attributable to non-controlling interest	—	—	(1,313)
Net income attributable to Gentherm Incorporated.	95,393	70,119	33,820
Convertible preferred stock dividends	—	—	(1,622)
Net income attributable to common shareholders	$95,393	$70,119	$32,198
Basic earnings per share	$2.65	$1.98	$0.96
Diluted earnings per share	$2.62	$1.95	$0.94
Weighted average number of shares—basic	36,032	35,412	33,653
Weighted average number of shares—diluted	36,475	36,049	34,124

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net Income	$95,393	$70,119	$35,133
Other comprehensive income (loss), gross of tax:
Net gain (loss) on pension benefit obligations	847	(2,295)	126
Foreign currency translation adjustments	(25,904)	(25,044)	5,315
Unrealized gain (loss) on foreign currency derivative securities	10	(10)	—
Unrealized gain on interest rate derivative securities	—	81	143
Unrealized loss on commodity derivative securities	(725)	—	—
Other comprehensive (loss) income, gross of tax	$(25,772)	$(27,268)	$5,584
Other comprehensive income, related tax effects:
Net gain (loss) on pension benefit obligations	(234)	680	18
Foreign currency translation adjustments	(417)	6,048	426
Unrealized loss on commodity derivative securities	496	—	—
Other comprehensive (loss) income, related tax effect	$(155)	$6,728	$444
Other comprehensive (loss) income, net of tax:	$(25,927)	$(20,540)	$6,028
Comprehensive income:	69,466	49,579	41,161
Less: comprehensive loss attributable to the non-controlling interest	—	—	(271)
Comprehensive income attributable to Gentherm Incorporated:	$69,466	$49,579	$41,432

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common				Loss on Pension	Currency	Foreign Currency	Commodity	Interest Rate	Total	Non-
	Stock		Paid-in	Accumulated	Benefit	Translation	Hedge	Hedge	Hedge	Gentherm	Controlling
	Shares	Amount	Capital	Earnings	Obligation	Adjustment	Adjustment	Adjustment	Adjustment	Equity	Interest	Total
Balance at December 31, 2012	29,818	$166,309	$24,120	$(17,383)	$(1,202)	$(9,805)	—	$—	$(224)	$161,815	$53,348	$215,163
Acquisition of non-controlling interest	3,300	42,517	(35,080)	—	—	—	—	—	—	7,437	(53,074)	(45,637)
Exercise of Common Stock options for cash	673	6,624	(1,823)	—	—	—	—	—	—	4,801	—	4,801
Tax benefit from Exercises of Common Stock options	—	—	2,074	—	—	—	—	—	—	2,074	—	2,074
Common Stock issued to Board of Directors and employees	184	1,509	—	—	—	—	—	—	—	1,509	—	1,509
Stock option compensation	—	—	1,127	—	—	—	—	—	—	1,127	—	1,127
Convertible preferred stock dividends	—	—	—	(1,622)	—	—	—	—	—	(1,622)	—	(1,622)
Stock issued upon conversion of preferred stock	954	15,108	—	—	—	—	—	—	—	15,108	—	15,108
Distribution paid to non-controlling interest	—	—	—	(3)	—	—	—	—	—	(3)	(3)	(6)
Net gain on pension benefit obligation	—	—	—	—	144	—	—	—	—	144	—	144
Currency translation, net	—	—	—	—	—	5,741	—	—	—	5,741	(1,584)	4,157
Interest rate hedge, net	—	—	—	—	—	—	—	—	143	143	—	143
Net income	—	—	—	33,820	—	—	—	—	—	33,820	1,313	35,133
Balance at December 31, 2013	34,929	$232,067	$(9,582)	$14,812	$(1,058)	$(4,064)	$—	$—	$(81)	$232,094	$—	$232,094
Exercise of Common Stock options for cash	731	9,595	(2,419)	—	—	—	—	—	—	7,176	—	7,176
Tax benefit from Exercises of Common Stock options	—	—	1,831	—	—	—	—	—	—	1,831	—	1,831
Common Stock issued to Board of Directors and employees	105	2,706	—	—	—	—	—	—	—	2,706	—	2,706
Stock option compensation	—	—	1,946	—	—	—	—	—	—	1,946	—	1,946
Cancelation of restricted stock	(68)	(1,113)	—	—	—	—	—	—	—	(1,113)	—	(1,113)
Net loss on pension benefit obligation, net	—	—	—	—	(1,615)	—	—	—	—	(1,615)	—	(1,615)
Currency translation, net	—	—	—	—	—	(18,996)	—	—	—	(18,996)	—	(18,996)
Foreign currency hedge, net	—	—	—	—	—	—	(10)	—	—	(10)	—	(10)
Interest rate hedge, net	—	—	—	—	—	—	—	—	81	81	—	81
Net income	—	—	—	70,119	—	—	—	—	—	70,119	—	70,119
Balance at December 31, 2014	35,697	243,255	(8,224)	84,931	(2,673)	(23,060)	(10)	$—	$—	294,219	—	294,219
Exercise of Common Stock options for cash	571	12,146	(2,873)	—	—	—	—	—	—	9,273	—	9,273
Tax benefit from Exercises of Common Stock options	—	—	6,681	—	—	—	—	—	—	6,681	—	6,681
Common Stock issued to Board of Directors and employees	108	3,734	—	—	—	—	—	—	—	3,734	—	3,734
Stock option compensation	—		3,025	—	—	—	—	—	—	3,025	—	3,025
Cancelation of restricted stock	(54)	(2,216)	—	—	—	—	—	—	—	(2,216)	—	(2,216)
Net gain on pension benefit obligation, net	—	—	—	—	613	—	—	—	—	613	—	613
Currency translation, net	—	—	109	—	—	(26,321)	—	—	—	(26,212)	—	(26,212)
Foreign currency hedge, net	—	—	—	—	—	—	10	—	—	10	—	10
Commodity hedge, net	—	—	—	—	—	—	—	(229)	—	(229)	—	(229)
Net income	—	—	—	95,393	—	—	—	—	—	95,393	—	95,393
Balance at December 31, 2015	36,322	256,919	(1,282)	180,324	(2,060)	(49,381)	—	(229)	—	384,291	—	384,291

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$95,393	$70,119	$35,133
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,029	35,029	31,249
Deferred income taxes	(711)	(11,103)	(2,121)
Gain on CRS settlement	(9,949)	—	—
Revaluation of derivatives	(490)	(1,039)	(2,678)
Debt extinguishment expenses	—	1,370	—
Stock compensation	6,018	4,652	2,636
Loss on sale of property and equipment	20	131	106
Loss from write-off of intangible assets	358	—	—
Provision for doubtful accounts	115	1,017	(705)
Defined benefit pension plan expense	668	820	(659)
Gain from equity investment	—	(785)	(436)
Changes in operating assets and liabilities:
Accounts receivable	(12,399)	(16,902)	(13,828)
Inventory	(10,954)	(8,367)	(9,600)
Prepaid expenses and other assets	(11,122)	(5,871)	(9,446)
Accounts payable	8,049	6,956	18,255
Accrued liabilities	8,687	4,308	11,888
Net cash provided by operating activities	104,712	80,335	59,794
Investing Activities:
Settlement of derivative financial instruments	(7,593)	—	—
Purchase of non-controlling interest	—	—	(48,567)
Investment in subsidiary, net of cash acquired	107	(31,474)	—
Cash invested in corporate owned life insurance	—	—	(266)
Purchases of property and equipment	(55,490)	(38,887)	(35,861)
Proceeds from the sale of property and equipment	248	487	11
Net cash used in investing activities	(62,728)	(69,874)	(84,683)
Financing Activities:
Distribution paid to non-controlling interest	—	—	(3)
Cash paid for financing costs	—	(1,139)	—
Borrowing of Debt	15,000	91,592	45,669
Repayments of Debt	(5,053)	(79,692)	(24,496)
Cash paid for the cancellation of restricted stock	(1,475)	(1,113)	—
Excess tax benefit from equity awards	6,681	1,831	2,074
Redemption of Series C Preferred Stock	—	—	(8,446)
Series C Preferred Stock Holders dividend	—	—	(696)
Proceeds from the exercise of Common Stock options	9,273	7,176	4,801
Net cash provided by financing activities	24,426	18,655	18,903
Foreign currency effect on cash and cash equivalents	(7,631)	1,699	2,719
Net increase (decrease) in cash and cash equivalents	58,779	30,815	(3,267)
Cash and cash equivalents at beginning of period	85,700	54,885	58,152
Cash and cash equivalents at end of period	$144,479	$85,700	$54,885
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,826	$2,558	$2,653
Cash paid for taxes	$32,376	$21,756	$11,326
Supplemental disclosure of non-cash transactions:
Issuance of Common Stock to non-controlling interest	$—	$—	$42,517
Issuance of Common Stock for Series C Preferred Stock conversion	$—	$—	$15,108
Capital Lease	—	—	3,254
Common Stock issued to directors and employees	$3,734	$2,706	$1,509

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — The Company

Gentherm Incorporated is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies and automotive cable systems.  Unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated and its consolidated subsidiaries. Our automotive products provide solutions for automotive passenger comfort and convenience, battery thermal management, remote power generation and other consumer and industrial temperature control needs. Our products can be found on the vehicles of nearly all major automotive manufacturers operating in North America, Europe and Asia.  We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and to identify future thermal technology product opportunities in both automotive and other markets.   We concentrate our research on the development of new technologies that will enable new products, improve overall effectiveness of existing products and maximize customer satisfaction.  We also focus on developing new design applications from our existing technologies to create new products and market opportunities for thermal comfort solutions.

The Company has two reportable segments for financial reporting purposes: Automotive and Industrial.

Automotive

The Automotive reporting segment is comprised of the aggregated results from Gentherm’s three geographic operating segments:  North America, Europe and Asia.  Results from our automotive seat comfort systems, specialized automotive cable systems and other automotive and non-automotive thermal convenience products are reported in the automotive segment because of their complementary focus on automotive content and/or individual comfort and convenience.

Automotive seat comfort systems include seat heaters, variable temperature Climate Control SeatsTM  (“CCS”) designed to provide individualized thermal comfort to automobile passengers, and integrated electronic components, such as blowers and electronic control units.  Specialized automotive cable system products include ready-made wire harnesses and related wiring products. Automotive products include the automotive steering wheel heater, heated and cooled cup holder and thermal storage bin.  Revenues from our non-automotive products include the heated and cooled mattress and furniture.

Our customers include light vehicle original equipment manufacturers (“OEMs”), commercial vehicle OEMs, and Tier 1 suppliers to the automotive OEMs, including automotive seat manufacturers.  Customers of our non-automotive products include companies in the telecommunications, information technology, furniture and medical equipment industries.

Industrial

The Industrial reporting segment represents the combined results from our remote power generation systems business for industrial applications and our advanced research and product development division, which is currently researching and developing new products for a variety of different markets.  The advanced research and product development division is engaged in projects to improve the efficiency of thermal management technologies and to develop, market, and distribute products based on these new technologies.  The operating results from our remote power generation systems business and the advanced research and product development division are presented together as one reporting segment because of their complementary focus on thermoelectric technologies and related products.  See “Research and Development” below for a description of our internal and external research and development initiatives

See Note 10 of the consolidated financial statements for information regarding the Company’s segment revenues from external customers, including geographic composition, operating income and changes to the presentation of prior year information.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation

Consolidation

The consolidated financial statements at and for the years ended December 31, 2015, 2014 and 2013, reflect the consolidated financial position and consolidated operating results of the Company.  Investments in affiliates in which Gentherm does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Intercompany accounts have been eliminated in consolidation. Certain reclassifications of prior years’ amounts have been made to conform with the current year’s presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation.  The Company had cash and cash equivalents of $140,088 and $81,488 held in foreign jurisdictions as of December 31, 2015 and 2014, respectively.

Disclosures About Fair Value of Financial Instruments

The carrying amounts of financial instruments comprising cash and cash equivalents, short-term investments and accounts receivable approximate fair value because of the short maturities of these instruments. The carrying amount of the Company’s long-term debt approximates its fair value because interest charged on the loan balance is variable.  See Note 12 for information about the techniques used to assess the fair value of financial assets and liabilities, including our fixed rate debt instruments.

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

Accrued Warranty Costs

The Company recognizes an estimated cost associated with warranty claims on its products at the time of sale. The amount recognized is based on estimates of future failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period:

	December 31,
	2015	2014
Balance at beginning of year	$5,221	$10,308
Warranty claims paid or retired	(1,654)	(1,102)
Reversal of previously recorded liability	—	(3,744	)(1)
Expense	1,339	555
Adjustment due to currency translation	(348)	(796)
Balance at end of year	$4,558	$5,221

(1)

During 2014, we reversed accruals for warranty liabilities.  The reversal was due to management’s review of the facts and circumstances of the liability and the conclusion that the likelihood of settlement would be remote. The reversal is included as a reduction to the reported cost of sales during the year ended December 31, 2014.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Concentration of Credit Risk

Financial assets, which subject the Company to concentration of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. Cash equivalents consist primarily of money market funds managed by major financial services companies. The credit risk for these cash equivalents is considered low. The Company does not require collateral from its customers. As of December 31, 2015, Lear Corporation, Johnson Controls Inc. and Faurecia comprised 28%, 27% and 5% respectively, of the Company’s accounts receivable balance. As of December 31, 2014, Johnson Controls Inc., Lear Corporation and Magna International Inc. comprised 27%, 27% and 5% respectively, of the Company’s accounts receivable balance. These accounts are currently in good standing.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts once exposure to collection risk of an accounts receivable is specifically identified. We analyze the length of time an account receivable is outstanding, as well as a customer’s payment history and ability to pay to determine the need to record an allowance for doubtful accounts.

Inventory

The Company’s inventory is measured at the lower of cost or market, with cost being determined using the first-in first-out basis. Raw materials, consumables and commodities are measured at cost of purchase and unfinished and finished goods are measured at cost of production, using the weighted average method. If the net realizable value expected on the reporting date is below cost, a write-down is recorded to adjust inventory to its net realizable value. The Company provides a reserve for obsolete and slow moving inventories based upon estimates of future utilization. The following is a reconciliation of the changes in the inventory reserve:

	December 31,
	2015	2014
Balance at beginning of year	$4,802	$2,933
Expense	815	2,204
Inventory write off	(1,060)	(154)
Adjustment due to currency translation	(249)	(181)
Balance at end of year	$4,308	$4,802

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

Depreciation and amortization are computed using the straight-line method. The estimated useful lives of the Company’s property and equipment are as follows:

Asset Category	Useful Life
Buildings and building improvements	5 to 50 years
Plant and Equipment	1 to 20 years
Production tooling	2 to 5 years
Leasehold improvements	Term of lease
Computer equipment and software	1 to 10 years
Capital Leases	Term of lease

The Company recognized depreciation expense of $16,360, $14,930 and $14,810 for the years ended December 31, 2015, 2014 and 2013, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets recorded in conjunction with business combinations are based on the Company’s estimate of fair value, as of the date of acquisition. A roll forward of goodwill from December 31, 2013 to December 31, 2015 is as follows:

December 31, 2013	$25,809
Goodwill arising from the acquisition of GPT	6,258
Exchange rate impact	(1,669)
December 31, 2014	$30,398
Goodwill adjustment arising from the acquisition of GPT	107
Exchange rate impact	(2,740)
December 31, 2015	$27,765

The fair value and corresponding useful lives for acquired intangible assets are listed below as follows:

Asset Category	Useful Life
Customer relationships	10-15 years
Order Backlog	0.5 years
Technology	8-10 years
Production Development Costs	4 years

Our business strategy largely centers on designing products based upon internally developed and purchased technology. When possible, we protect these technologies with patents. Our policy is to expense all costs associated with the development and issuance of new patents as incurred. Such costs are classified as research and development expenses in our consolidation statements of income.

Patents purchased as part of a business combination are capitalized based on their fair values.  Periodically, we review the recoverability and remaining lives of our capitalized patents, and if necessary, make adjustments to reported amounts, based upon unfavorable impacts from market conditions, the emergence of competitive technologies and changes in our projected business plans.

A total of $12,751, $16,941 and $17,570 in other intangible assets, including capitalized patent costs, were amortized in 2015, 2014 and 2013, respectively.

An estimate of intangible asset amortization by year, is as follows:

2016	$11,569
2017	10,893
2018	8,356
2019	8,336
2020	8,336
Thereafter	971

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

In 2015, we wrote off $317 related to patents because certain claims made under specific patents we own were determined to be unpatentable by the United States Patent and Trademark Office.  The impaired patents were valued using an income approach.  Based on information provided in the ruling, the entire value  of each component determined to be unpatentable was written off (Level 3 input).  We determined that the loss of this patent protection did not cause a significant change in our projected future cash flows and therefore no other assets were impaired due to the ruling. The write-off was recorded to other intangible assets and cost of sales on the Company’s consolidated balance sheet and consolidated statements of income, respectively. No such triggering events occurred during the period ended December 31, 2014.

Annually on December 31st, and at interim periods when circumstances require, the Company tests the recoverability of its goodwill. The goodwill test utilizes a two-step analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows, excluding any financing costs or dividends, generated by each reporting unit and a comparison of market values of a group of comparable companies. The Company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the Company’s reporting units. An impairment of goodwill did not occur during the periods ending December 31, 2015 and 2014, respectively.

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

Tooling

The Company incurs costs related to tooling used in the manufacture of products sold to its customers. In some cases, the Company enters into contracts with its customers whereby the Company incurs the costs to design, develop and purchase tooling and is then reimbursed by the customer under a reimbursement contract. Tooling costs that will be reimbursed by customers are included in prepaid expenses and other current assets at the lower of accumulated cost or the customer reimbursable amount. Approximately $5,174 and $3,990 of reimbursable tooling was capitalized within prepaid expenses and other current assets as of December 31, 2015 and 2014, respectively. Company-owned tooling is included in property and equipment and depreciated over its expected useful life, generally two to five years. Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions, where appropriate, for tooling costs that will not be recovered.

Research and Development Expenses

Research and development activities are expensed as incurred. The Company groups development and prototype costs and related reimbursements in research and development. The Company recognizes amounts due as reimbursements for expenses as these expenses are incurred.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Income Taxes

We record income tax expense using the liability method which specifies that deferred tax assets and liabilities be measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided for deferred tax assets when management considers it more likely than not that the asset will not be realized. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties related to income tax matters in income tax expense.

Derivative Financial Instruments – Hedge Accounting

The Company accounts for some of its derivative financial instruments as cash flow hedges as defined in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 815. For derivative contracts which can be classified as a cash flow hedge, the effective potion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income in the consolidated balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  Any ineffective portion of the gain or loss is recognized in the income statement under foreign currency (loss) gain or revaluation of derivatives gain (loss). These hedging transactions and the respective correlations meet the requirements for hedge accounting.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the respective period. The Company’s diluted earnings per common share give effect to all potential shares of Common Stock outstanding during a period that are not anti-dilutive. In computing the number of diluted shares outstanding, the treasury stock method is used in order to arrive at a net number of shares created upon the conversion of Common Stock equivalents.

Stock Based Compensation

Share based payments that involve the issuance of Common Stock to employees, including grants of employee stock options and restricted stock, are recognized in the financial statements as compensation expense based upon the fair value on the date of grant.

Share based payments that are satisfied only by the payment of cash, such as stock appreciation rights, are accounted for as liabilities.  The liability is reported at market value of the vested portion of the underlying units.  During each period, the change in the liability is recorded as compensation expense during periods when the liability increases or income during periods in which the liability decreases.

The Company’s stock based compensation expense and related deferred tax benefit were $12,316 and $3,787, respectively, for the year ended December 31, 2015, $8,601 and $2,949, respectively, for the year ended December 31, 2014, and $3,103 and $419, respectively, for the year ended December 31, 2013.

Pension Plans

The Company’s obligations and expenses for its pension plans are dependent on the Company’s selection of discount rate, expected long-term rate of return on plan assets and other assumptions used by actuaries to calculate these amounts.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Subsequent Events

On January 4, 2016 and January 5, 2016, the Company completed reorganization transactions (the “Reorganization”) related to the eventual closure of the Company’s Windsor, Ontario, Canada facility (the “Windsor Operations”).  As part of our original integration plan to eliminate redundancies associated with the 2011 acquisition of Gentherm GmbH (formally named W.E.T. Automotive Systems AG), the Windsor Operations will be consolidated into our existing European and North American facilities.  As a result of the Reorganization, the business activities previously performed by the Windsor Operations will now be performed by other subsidiaries and the Company’s Windsor office is expected to close permanently in June 2016.

Related to the Reorganization, the Company expects to pay a withholding tax in Canada and record a one-time tax expense of approximately $6,000 in the first quarter of 2016.  Additionally, the Reorganization will require the Company to make a one-time income tax payment of approximately $30,000 .  However, the Company will record an offsetting deferred charge for approximately the same amount because the one-time income tax payment will result in tax deductions in future periods. Therefore, the income tax payment is not expected to have a material impact on the Company’s earnings in any fiscal quarter.  The income tax payment will not become due and payable until the first quarter of 2017.

Note 3 — Details of Certain Financial Statement Components

	December 31,
	2015	2014
Inventory:
Raw materials, net of reserve	$50,371	$48,678
Work in process, net of reserve	4,150	4,009
Finished goods, net of reserve	29,662	24,956
	$84,183	$77,643
Property and equipment:
Buildings, plant and equipment	$103,841	$76,239
Automobiles	502	499
Production tooling	11,702	11,256
Leasehold improvements	7,546	7,331
Computer equipment and software	17,371	15,560
Construction in progress	12,302	8,063
	153,264	118,948
Less: Accumulated depreciation *	(34,107)	(27,221)
	$119,157	$91,727
Other intangible assets:
Customer relationships	$68,296	$77,026
Technology	29,473	32,467
Product development costs	10,286	12,392
	$108,055	$121,885
Less: Accumulated amortization	(59,594)	(53,756)
	$48,461	$68,129
Accrued liabilities:
Tax accruals	$18,205	$15,696
Accrued warranty	4,558	5,221
Accrued employee liabilities	19,481	19,783
Liabilities from discounts and rebates	8,348	8,429
Other accrued liabilities	10,231	19,258
	$60,823	$68,387

*	Includes accumulated amortization of capital lease obligations.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 4 — Income Taxes

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following:

	December 31,
	2015	2014
Deferred tax assets:
Derivative financial instruments	$267	$2,461
Net operating losses	5,525	7,075
Research and development credits	21,494	26,204
Depreciation	3,886	3,456
Valuation reserves and accrued liabilities	5,553	4,788
Foreign tax credit	1,654	823
Stock compensation	3,129	2,006
Inventory	1,622	1,443
Patents	156	138
Defined benefit obligation	2,011	1,479
Other credits	639	593
Other	10	144
	45,946	50,610
Valuation allowance	(13,418)	(18,037)
Deferred tax liabilities:
Intangible assets	(10,161)	(14,593)
Unrealized foreign currency exchange gains	(3,797)	(2,855)
Undistributed profits of subsidiary	(3,254)	(293)
Property and equipment	(696)	(162)
Other	(342)	(384)
	(18,250)	(18,287)
Net deferred tax asset (liability)	$14,278	$14,286

Reconciliations between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2015 are as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory Federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
U.S. Taxes on foreign income, net of taxes paid credit	1.0%	0.3%	(1.7%)
Change in valuation allowance	(1.9%)	(0.8%)	—
Foreign, state and local tax, net of Federal benefit	1.6%	1.9%	3.6%
Nondeductible expenses	1.8%	1.8%	1.4%
Stock option compensation	(0.1%)	(0.1%)	(0.5%)
Research and development credits	(0.9%)	(0.5%)	(2.3%)
Effect of different tax rates of foreign jurisdictions	(12.1%)	(10.0%)	(10.8%)
Undistributed profits of subsidiaries	2.4%	—	—
Other tax exempt income	(0.1%)	(0.9%)	—
Other	0.3%	(0.1%)	0.3%
Effective rate	26.0%	25.6%	24.0%

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 4 — Income Taxes (Continued)

The Company has Net Operating Loss (“NOL”) carryforwards as follows:

Jurisdiction	Amount as of December 31, 2015	Years of Expiration
U.S. Federal and state income tax	$47,869	2018- 2034
Foreign	$5,719	2018-2020
Foreign	$5,000	Indefinite

On April 1, 2014, we acquired all of the stock of GPT in an all cash transaction. The deferred tax assets in 2015 and 2014 related to research and development credits and the offsetting valuation allowance is primarily a result of the GPT acquisition.

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

In 2013 through 2015, we incurred NOLs in China and Vietnam associated with the startup activities of new production facilities. In 2015, we incurred a loss in Ukraine associated with foreign currency losses. These NOLs are expected to be utilized in 2016 through 2018 as the locations become profitable. We also incur NOLs in Luxembourg associated with our global holding company structure. Management has concluded that it is more likely than not these NOLs will not be utilized, and thus has not recognized the benefit of these NOLs.

We recognize the tax benefit of stock option exercises in excess of compensation expense recorded for financial reporting purposes directly to paid-in capital only when this excess tax benefit provides a reduction to current taxes payable. In certain tax years, our U.S. Federal NOLs completely offset our current Federal tax liability and, therefore, we did not recognize the benefit of tax deductions allowed for stock option exercises in excess of compensation expense recognized for financial reporting purposes. As such, our deferred tax asset related to NOLs is less than the actual NOL available. We recorded this benefit, which totaled $6,681 and $1,831 for 2015 and 2014, respectively, directly to paid-in capital related to stock compensation tax deductions. The U.S. Federal NOL carryforwards include $22,343 relating to deductions taken with respect to stock option exercises in excess of amounts recognized for financial reporting purposes.  This portion of the NOL carryforwards is not included as a component of the Company’s deferred tax asset.

The earnings before for income taxes and our tax provision are comprised of the following:

	Year Ended December 31,
	2015	2014	2013
Income before income taxes:
Domestic	$25,508	$11,170	$6,891
Foreign	103,430	83,051	39,339
Total income before income taxes	$128,938	$94,221	$46,230

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

 Note 4 — Income Taxes (Continued)

	Year Ended December 31,
	2015	2014	2013
Current income tax expense:
Federal	$8,428	$4,005	$690
State and local	606	(15)	495
Foreign	24,622	24,737	9,959
Total current income tax expense	$33,656	$28,727	$11,144
Deferred income tax expense (benefit):
Federal	$(3,051)	$(576)	$12
State and local	(183)	9	(95)
Foreign	3,123	(4,058)	36
Total deferred income tax expense	$(111)	$(4,625)	$(47)
Total tax expense	$33,545	$24,102	$11,097

The Company has recognized deferred taxes related to earnings from foreign subsidiaries, except for certain foreign subsidiaries for which the earnings are permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested basis differences is not practicable.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of December 31, 2015, the Company’s tax years from 2008 through 2015 are subject to examination by the various tax authorities. With limited exceptions, as of December 31, 2015, the Company is no longer subject to U.S. Federal, state, local, or foreign examinations by tax authorities for years before 2008. A U.S. Federal tax audit is currently ongoing for the 2013 tax year, as well as a Michigan state tax audit for the 2011 tax year. Tax audits are currently ongoing in Germany for tax years 2008 through 2011, and Hungary for tax years 2013 and 2014.

In 2015, the Company received a tax holiday related to its new operating facility in Macedonia.  The benefits under this holiday will expire no later than 2025.

At December 31, 2015, 2014 and 2013, the Company had total unrecognized tax benefits of $4,443, $4,651 and $2,241, respectively, all of which, if recognized, would affect the effective income tax rates. The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$4,651	$2,241	$2,191
Additions based on tax position related to current year	—	43	2
Additions based on tax positions related to prior year	262	2,991	580
Reductions from settlements and statute of limitation expiration	(19)	(432)	(599)
Effect of foreign currency translation	(451)	(192)	67
Balance at end of year	$4,443	$4,651	$2,241

The Company classifies income tax-related penalties and net interest as income tax expense.  In the years ended December 31, 2015, 2014 and 2013 income tax related interest and penalties were insignificant. The Company believes that it is reasonably possible that there may be a decrease to its unrecognized tax benefits in the next 12 months due to audit settlements and statute expirations, but the amount expected to reverse is insignificant.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 5 — Debt

Credit Agreement

The Company, together with certain direct and indirect subsidiaries, have an outstanding Credit Agreement (the “Credit Agreement”) with a syndicate of banks led by Bank of America, N.A.

The Credit Agreement provides for a $50,000 secured term loan facility for Gentherm (the “U.S. Term Loan”), a €20,000 secured term loan facility for Gentherm GmbH (the “Europe Term Loan”), and a $100,000 secured revolving credit facility (the “U.S. Revolving Note”) with specific borrowing limits for foreign subsidiaries party to such agreement. The Credit Agreement allows the Company to increase the revolving credit facility or incur additional secured term loans in an aggregate amount of $50,000, subject to specified conditions. The term loans were fully drawn in 2014 and no additional amounts are available under such facilities. As of December 31, 2015, we had $86,100 available under the U.S. Revolving Note.

All obligations under the Credit Agreement (including all the obligations of any U.S. or non-U.S. loan party) are unconditionally guaranteed by Gentherm and specified U.S. subsidiaries.  Additionally, such parties entered into a pledge and security agreement, granting a security interest in substantially all of their personal property to secure their respective obligations under the Credit Agreement, including the stock and membership interests of specified subsidiaries (limited to 66% of the stock in the case of certain non-U.S. subsidiaries).  Further, specified foreign subsidiaries guarantee all obligations of the non-U.S. loan parties under the Credit Agreement.

The Company must maintain certain financial ratios consisting of a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Consolidated Leverage Ratio as defined by the Credit Agreement.  The Credit Agreement places specific restrictions on the amount of dividend payments to shareholders.

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The base rate is equal to the highest of the Federal Funds Rate (0.20% at December 31, 2015) plus 0.50%, Bank of America’s prime rate (3.50% as of December 31, 2015), or a one month Eurocurrency rate plus 1.00%. The eurocurrency rate is equal to the London Interbank Offered Rate or the Canadian Dealer Offered Rate, for Canadian Dollar loans. All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio of the Company, as defined by the Credit Agreement.  As long as the Company is not in default of the terms and conditions of the Credit Agreement, the lowest and highest possible Applicable Rate is 1.50% and 2.00%, respectively, for Eurocurrency Rate Loans and 0.50% and 1.00%, respectively, for Base Rate Loans.  Our leverage ratio as of December 31, 2015 qualified us for the lowest Applicable Rate available.

The Company also has two fixed interest rate loans with the German Investment Corporation (“DEG”), a subsidiary of KfW banking group, a German government-owned development bank.

DEG China Loan

The first, a loan we used to fund capital investments in China (the “DEG China Loan”), is subject to semi-annual principal payments that began March, 2015 and end September, 2019.  Under the terms of the DEG China Loan, the Company must maintain a minimum Debt-to-Equity Ratio, Current Ratio and Debt Service Coverage Ratio, as defined by the DEG China Loan agreement, based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Automotive Systems (China) Ltd.

DEG Vietnam Loan

The Company’s second fixed interest rate senior loan agreement with DEG was used to finance the construction and set up of the Vietnam production facility (“DEG Vietnam Loan”).  The DEG Vietnam Loan is subject to semi-annual principal payments beginning November, 2017 and ending May, 2023.  Under the terms of the DEG Vietnam Loan, the Company must maintain a minimum Currency Ratio, Equity Ratio and Enhanced Equity Ratio, as defined by the DEG Vietnam Loan agreement, based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Vietnam Co. Ltd.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 5 — Debt (Continued)

As of December 31, 2015, we were in compliance with all terms as outlined in the Credit Agreement, DEG China Loan and DEG Vietnam Loan.  The following table summarizes the Company’s debt at December 31, 2015.

	Interest Rate	Principal Balance
Credit Agreement:
U.S. Term Loan	2.11%	$46,875
Europe Term Loan	1.50%	20,369
U.S. Revolving Note	1.92%	12,000
DEG China Loan	4.25%	3,497
DEG Vietnam Loan	5.21%	15,000
Total debt		$97,741
Current portion		(4,909)
Long-term debt, less current maturities		$92,832

The following table summarizes the Company’s debt at December 31, 2014.

	Interest Rate	Principal Balance
Credit Agreements:
U.S. Term Loan	2.00%	$49,375
Europe Term Loan	1.81%	23,963
U.S. Revolving Note	1.92%	12,000
DEG China Loan	4.25%	4,805
Capital lease	4.20%	632
Total debt		$90,775
Current portion		(5,306)
Long-term debt, less current maturities		$85,469

The scheduled principal maturities of our debt as of December 31, 2015 is as follows:

Year	U.S. Term Loan	Europe Term Loan	U.S. Revolving Note	DEG China Loan	DEG Vietnam Loan	Total
2016	$2,813	$1,222	$—	$874	$—	$4,909
2017	3,750	1,630	—	874	1,250	7,504
2018	4,062	1,765	—	874	2,500	9,201
2019	36,250	15,752	12,000	875	2,500	67,377
2020	—	—	—	—	2,500	2,500
Thereafter	—	—	—	—	6,250	6,250
Total	$46,875	$20,369	$12,000	$3,497	$15,000	$97,741

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 6 — Accounting for Stock Based Compensation

On May 16, 2013, the Compensation Committee of the Company’s Board of Directors (the “Board”) approved the Gentherm Incorporated 2013 Equity Incentive Plan (the “2013 Plan”), covering 3,500,000 shares of our Common Stock.  The 2013 Plan permits the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights (“SARs”), restricted stock and restricted stock units, performance shares and certain other awards to employees, outside directors and consultants and advisors of the Company. All shares of our Common Stock that remained available for issuance under the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) and the Gentherm Incorporated 2011 Equity Incentive Plan (the “2011 Plan”), totaling 2,315,578 shares in the aggregate, were reduced to zero; however certain options under the 2011 and 2006 Plans, as well as certain options under the 1997 Stock Incentive Plan, which expired in 2007, are still outstanding.  As of December 31, 2015 the Company had an aggregate of 1,676,586 shares of Common Stock available to issue under the 2013 Plan.

All plans are administered by the Compensation Committee of the Board. The selection of participants, allotment of shares, determination of price and other conditions are determined by the Board at its sole discretion, in order to attract and retain personnel instrumental to the success of the Company.  Stock options, for example, granted under such plans have lives for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant.

During the three year period ended December 31, 2015, the Company has issued stock options, SARs and restricted stock awards to employees, directors and consultants.  These awards become available to the recipient upon the satisfaction of a vesting condition, either based on a period of service or based on the performance of a specific achievement.  For equity based awards with a service condition, the requisite service period typically ranges between three to five years for employees and consultants and one year for directors. As of December 31, 2015, 49,800 performance based, unvested SARs were outstanding. All other outstanding, unvested equity based awards were service based.  Equity based award vesting may be accelerated at the discretion of the Board.

Total unrecognized compensation cost related to nonvested options, restricted stock and SARs outstanding under all of the Company’s equity plans was $20,117 and $16,590 as of December 31, 2015 and 2014, respectively. That cost is expected to be recognized over a weighted average period of two years. Compensation expense for the years ended December 31, 2015, 2014 and 2013 was $12,316, $8,601 and $3,103, respectively.

Stock Options

The following table summarizes stock option activity during the three year period ended December 31, 2015:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,129,929	$8.82
Granted	510,000	19.64
Exercised	(672,753)	7.21
Forfeited	(24,000)	11.27
Outstanding at December 31, 2013	1,943,176	$12.19	5.31	$28,379
Granted	605,000	30.15
Exercised	(731,142)	9.84
Forfeited	(142,500)	18.94
Outstanding at December 31, 2014	1,674,534	$19.14	5.10	$29,886
Granted	524,534	41.97
Exercised	(571,723)	16.21
Forfeited	(96,500)	28.47
Outstanding at December 31, 2015	1,530,845	$27.46	4.97	$30,573
Exercisable at December 31, 2013	1,055,176	$12.21	4.58	$19,314
Exercisable at December 31, 2014	632,034	$10.13	3.97	$16,744
Exercisable at December 31, 2015	439,561	$$12.18	3.51	$15,480

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 6 — Accounting for Stock Based Compensation (Continued)

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

	2015	2014	2013
Expected volatility	35%	37%	34%
Weighted average expected volatility	35%	37%	34%
Expected lives	3 yrs.	3 yrs.	3 yrs.
Risk-free interest rate	1.00%	0.60-1.00%	0.57-0.65%
Expected dividend yield	none	none	none

Expected volatilities are based on the historical volatility of the Company’s Common Stock. The Company uses historical exercise data and several other factors in developing an assumption for the expected lives of stock options, including the average holding period of outstanding options and their remaining terms.  The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend, the limitations to issue a dividend under terms of the Credit Agreement and management’s current expectation regarding future dividends. We do not expect any of the options granted to be forfeited for purposes of computing fair value.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2015, 2014 and 2013 was $10.60, $7.88 and $4.71, respectively. The total intrinsic value of options exercised during the year ended December 31, 2015, 2014 and 2013 was $18,745, $21,249 and $8,301, respectively.

Restricted Stock

The following table summarizes restricted stock activity during the three year period ended December 31, 2015:

Unvested Restricted Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2012	162,258	$13.23
Granted	183,967	18.78
Vested	(102,258)	13.59
Forfeited	—	—
Outstanding at December 31, 2013	243,967	$17.43
Granted	104,584	27.79
Vested	(129,092)	16.45
Forfeited	(42,375)	19.77
Outstanding at December 31, 2014	177,084	$23.70
Granted	108,026	44.01
Vested	(82,084)	23.86
Forfeited	(24,000)	30.87
Outstanding at December 31, 2015	179,026	$34.92

The total fair value of shares vested in 2015, 2014 and 2013 was $4,088, $5,329 and $2,076, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 6 — Accounting for Stock Based Compensation (Continued)

Stock Appreciation Rights

The following table summarizes SARs activity during the three year period ended December 31, 2015:

Stock Appreciation Rights	Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	495,000	$19.19
Granted	754,000	34.70
Exercised	(68,750)	19.10
Forfeited	(120,000)	21.46
Outstanding at December 31, 2014	1,060,250	$29.97	6.11	$9,991
Granted	259,600	43.97
Exercised	(167,500)	23.90
Forfeited	(102,500)	27.82
Outstanding at December 31, 2015	1,049,850	$34.61	5.46	$13,425
Exercisable at December 31, 2014	35,000	$19.43	5.53	$602
Exercisable at December 31, 2015	153,575	$38.12	5.59	$1,425

The total intrinsic value of SARs converted during the year ended December 31, 2015, 2014 and 2013 was $4,185, $2,072 and $0, respectively

Note 7 — Earnings per share

The Company’s diluted earnings per share give effect to all potential common shares outstanding during a period that do not have an anti-dilutive impact to the calculation. The following summarizes the shares included in the dilutive shares as disclosed in the statements of income:

	Year ended December 31,
	2015	2014	2013
Weighted average number of shares for calculation of basic EPS – Common Stock	36,031,792	35,411,608	33,652,646
Stock options under equity incentive plans	443,310	637,723	470,995
Weighted average number of shares for calculation of diluted EPS – Common Stock	36,475,102	36,049,331	34,123,641

The accompanying table represents Common Stock issuable upon the exercise of certain stock options and that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Year ended December 31,
	2015	2014	2013
Stock options outstanding for equity incentive plans	17,534	155,000	550,000

See Note 6 for information about the Company’s different equity incentive plans.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 8 — Commitments and contingencies

The Company’s operating leases cover primarily buildings, office equipment and automobiles. A summary of lease and construction commitments as of December 31, 2015, under all non-cancelable operating leases with terms exceeding one year is as follows:

2016	$6,464
2017	4,250
2018	3,050
2019	2,553
2020	1,952
2021 or later	5,812
Total	$24,081

Rent expense under all of the Company’s operating leases was $6,660, $6,331 and $5,992 for 2015, 2014 and 2013, respectively.

We are subject to litigation from time to time in the ordinary course of our business; however there is no current material pending litigation to which we are a party as of December 31, 2015.  On December 2, 2015,  we settled an ongoing legal dispute with UnicCredit Bank regarding a currency related swap agreement and related offsetting derivative contract.  See Note 13 for additional information regarding the settlement of these agreements.  No other material legal proceeding was terminated, settled or otherwise resolved during the fiscal year ended December 31, 2015.

Note 9 — Shareholder Rights Plan

The Company’s Board has the authority to issue up to 4,991,000 shares of Preferred Stock and to determine the price, rights (including conversion rights), preferences and privileges of those shares without any further vote or action by the shareholders. Consistent with this authority, in January, 2009 our Board adopted a Shareholder Rights Plan (as amended the “Rights Plan”) in which one purchase right was distributed as a dividend on each share of Common Stock held of record as of the close of business on February 10, 2009 (the “Rights”). The Rights Plan will expire in January, 2019. If exercisable, each Right will entitle its holder to purchase from the Company one one-thousandth of a share of a newly created Series B Preferred Stock of the Company for $20.00 (the “Purchase Price”). The Rights will become exercisable if any person or group becomes the beneficial owner of 15% or more of the Company’s Common Stock or has commenced a tender or exchange offer which, if consummated, would result in any person or group becoming the beneficial owner of 15% or more of the Company’s Common Stock. If any person or group becomes the beneficial owner of 15% or more of the Company’s Common Stock, each right will entitle its holder, other than the acquiring person, to purchase a number of shares of the Company’s or the acquirer’s Common Stock having a value of twice the Purchase Price. The Rights are deemed attached to the certificates representing outstanding shares of Common Stock.

Note 10 — Segment Reporting

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

•

Industrial — the combined operating results of GPT and Gentherm’s advanced research and development division.  Advanced research and development includes efforts focused on improving the efficiency of thermoelectric technologies and advanced heating wire technology as well as other applications.  The segment includes government sponsored research projects.

•	Reconciling Items — include corporate selling, general and administrative costs and acquisition transaction costs.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 10 — Segment Reporting (Continued)

The tables below present segment information about the reported product revenues and operating income of the Company for years ended December 31, 2015, 2014 and 2013. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of December 31, 2015, goodwill assigned to our Automotive and Industrial segments were $21,614 and $6,151, respectively.  As of December 31, 2014, goodwill assigned to our Automotive and Industrial segments were  $24,140 and $6,258, respectively.

	Automotive	Industrial	Reconciling Items	Consolidated Total
2015:
Product revenues	$810,567	$45,878	$—	$856,445
Depreciation and amortization	27,251	1,726	2,052	31,029
Operating income (loss)	170,358	(2,461)	(46,578)	121,319
2014:
Product revenues	$787,065	$24,235	$—	$811,300
Depreciation and amortization	30,016	2,114	2,899	35,029
Operating income (loss)	144,645	(9,661)	(36,550)	98,434
2013:
Product revenues	$662,082	$—	$—	$662,082
Depreciation and amortization	28,439	323	2,487	31,249
Operating income (loss)	91,255	(5,860)	(35,011)	50,384

The Industrial operating loss is net of reimbursement for developmental expense of $9,607, $8,885 and $2,324 for the years ended 2015, 2014 and 2013, respectively. Reconciling items include selling, general and administrative costs of $46,578, $36,214 and $32,597, respectively, for the years ended December 31, 2015, 2014 and 2013 and acquisition costs $1,075 and $2,414 for the years ended December 31, 2014 and 2013, respectively.

Revenue (based on shipment destination) by geographic area is as follows:

	2015	%	2014	%	2013	%
United States	$393,206	46%	$361,706	45%	$292,079	44%
South Korea	84,758	10%	89,515	11%	58,329	9%
China	76,864	9%	69,910	9%	70,671	11%
Germany	74,003	9%	90,243	11%	84,035	13%
Japan	46,058	5%	47,528	6%	39,844	6%
Mexico	28,274	3%	19,590	2%	15,670	2%
Czech Republic	28,273	3%	25,738	3%	17,247	3%
Canada	27,076	3%	20,293	2%	14,254	2%
United Kingdom	25,952	3%	24,712	3%	18,864	3%
Other	71,981	9%	62,065	8%	51,089	7%
Total Non U.S.	463,239	54%	449,594	56%	370,003	56%
	$856,445	100%	$811,300	100%	$662,082	100%

We rely on three customers, two domestic and one foreign, to derive a significant portion of our product revenues.  The table below lists the percentage of total product revenues generated from sales to these customers:

	2015	2014	2013
Johnson Controls (domestic)	23%	24%	27%
Lear (domestic)	22%	21%	18%
Bosch (foreign)	9%	9%	10%

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 11 — Pension and Other Post Retirement Benefit Plans

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

The Company records a projected benefit obligation representing the present value of future plan benefits when earned by the participant. The following table sets forth the benefit obligation, amounts recognized in the Company’s financial statements and the principal assumptions used:

	2015	2014
Change in projected benefit obligation:
Benefit obligation at beginning of year	$2,474	$1,848
Service cost	379	335
Interest cost	80	78
Actuarial (gain) loss	(35)	213
Benefit obligation at end of year	$2,898	$2,474

The entire benefit obligation from the Plan is classified as a non-current liability within pension benefit obligations in the Company’s consolidated balance sheet. Service and interest cost is included in selling, general and administrative expenses in the Company’s consolidated statements of income and actuarial gains and losses are included the Company’s consolidated balance sheet as part of accumulated other comprehensive income within shareholders’ equity. Actuarial losses are amortized to selling, general and administrative expense in the Company’s consolidated statements of income based on the average future service life of the Plan. A discount rate assumption of 3.40%, 3.25% and 4.25% was used to determine the benefit obligation for the years ended December 31, 2015, 2014 and 2013, respectively.   A discount rate assumption of 3.25%, 4.25% and 3.25% was used to determine and the net periodic service cost for years ended December 31, 2015, 2014 and 2013, respectively. We do not expect contributions to be paid to the Plan during the next fiscal year.

Although the Plan is not funded, the Company has established a separate trust having the sole purpose of paying benefits under the Plan. The only asset of the trust is a corporate-owned life insurance policy (“COLI”). The COLI is valued at fair value using quoted prices listed in active markets (Level 1 input based on the U.S. GAAP fair value hierarchy). The policy value of the COLI was $1,993 and $2,056 as of December 31, 2015 and 2014, respectively, and was included in other non-current assets.

Components of the Plan’s net periodic pension benefit cost for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Service cost	$379	$335	$355
Interest cost	80	78	53
Amortization of actuarial losses	27	—	37
Net periodic benefit cost	$486	$413	$445

Pretax amounts recognized in other comprehensive income for the years ended December 31, 2015, 2014 and 2013 are as follows

	2015	2014	2013
Actuarial (Gains)/losses	$(35)	$213	$(193)
Amortization of actuarial losses	(27)	—	(37)
	$(62)	$213	$(230)

Tax expense of $23 was recognized in other comprehensive income related to the Plan for the year ended December 31, 2015. Tax benefit of $121 was recognized in other comprehensive income related to the Plan for the year ended December 31, 2014. No tax impacts were recognized in other comprehensive income related to the Plan for the year ended December 31, 2013.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 11 — Pension and Other Post Retirement Benefit Plans (Continued)

Pretax unrecognized actuarial losses recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost were $266 and $328 as of December 31, 2015 and 2014, respectively.  No amount of pretax unrecognized actuarial loss recorded in accumulated other comprehensive income as of December 31, 2015 are expected to be recognized as components of net periodic benefit cost in the year ending December 31, 2016.

Gentherm GmbH has an established defined benefit plan for retired and current members of its executive management team.

Gentherm GmbH records a projected benefit obligation representing the present value of future plan benefits when earned by the participant. The following table sets forth the benefit obligation and amounts recognized in the Company’s financial statements:

	2015	2014
Change in projected benefit obligation:
Benefit obligation at beginning of year	$8,120	$6,019
Service cost	—	304
Interest cost	142	181
Paid pension distributions	(257)	(278)
Actuarial (gains)/losses	(182)	1,385
Past service cost	—	1,271
Exchange rate impact	(843)	(762)
Benefit obligation at end of year	$6,980	$8,120

The following table sets forth the fair value of the plan assets for the periods ending December 31, 2015 and 2014:

	2015	2014
Change in plan assets:
Plan assets at beginning of year	$3,615	$2,340
Actual return on plan assets	126	89
Contributions	257	1,236
Paid pension distributions	(257)	(278)
Actuarial gains/(losses)	(28)	531
Exchange rate impact	(380)	(303)
Plan assets at end of year	$3,333	$3,615

The $3,647 net liability from the Gentherm GmbH plan is classified as a noncurrent liability in pension benefit obligation.

Pretax amounts recognized in other comprehensive income for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Actuarial (gains)/losses	$(154)	$1,916	$67
Amortization of actuarial losses	(59)	166	37
Amortization of prior service cost	(572)	—	—
	$(785)	$2,082	$104

A tax expense of $211 was recognized in other comprehensive income related to the Gentherm GmbH defined benefit plan for the year ended December 31, 2015.  Tax benefits of $559 and $18 were recognized in other comprehensive income for the years ended December 31, 2014 and 2013, respectively.

Pretax unrecognized actuarial losses recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost were $1,821 and $2,267 as of December 31, 2015 and 2014, respectively.  We expect $47 of pretax unrecognized actuarial loss recorded in accumulated other comprehensive income as of December 31, 2015 to be recognized as components of net periodic benefit cost in the year ending December 31, 2016.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 11 — Pension and Other Post Retirement Benefit Plans (Continued)

Components of the Plan’s net periodic pension benefit cost for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Service cost	$—	304	—
Interest cost	142	181	180
Return on plan assets	(126)	(89)	(59)
Amortization of prior service cost	572	—	—
Amortization of actuarial loss (gains)	59	(166)	(37)
Net periodic benefit cost	$647	230	84

The Gentherm GmbH defined benefit plan is underfunded by $3,647 and $4,505 as of December 31, 2015 and 2014, respectively. The portion of the net benefit obligation payable within the next 12 months and included in the Company’s consolidated balance sheet within accrued liabilities was $0 and $274 for December 31, 2015 and 2014, respectively . The long-term portion of the net benefit obligation is included in pension benefit obligation. The net periodic benefit cost is included in selling, general and administrative expenses in the Company’s consolidated statements of income. The following table describes the actuarial assumptions used to determine the benefit obligation and the net periodic service cost:

	2015	2014
Discount rate	2.21%	1.95%
Expected long term rate of return on plan assets	3.70%	3.80%

Plan assets are comprised of Gentherm GmbH’s pension insurance policies and are pledged to the beneficiaries of the plan. A market valuation technique, based on observable underlying insurance charges, is used to determine the fair value of the pension plan assets (Level 2). The expected return on plan assets assumption used to calculate Gentherm GmbH’s pension benefit obligation was determined using actual returns realized on plan assets in the prior year. We expect to contribute $257 to the Gentherm GmbH defined benefit plan during the next fiscal year.

The schedule of expected pension payments made to Gentherm GmbH defined benefit plan participants over the next 10 years is as follows:

Year
2016	$254
2017	253
2018	253
2019	251
2020	249
2021 - 2025	1,237
Total	$2,497

Gentherm has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged basis, and eligible executive officers can participate in this plan on the same basis as other participants. Participants may defer specified portions of their compensation. On a discretionary basis, the Company matches a portion of the employee contributions.  The Plan also allows for additional discretionary contributions. Gentherm made $959, $543 and $191 in matching contributions to the 401(k) plan in 2015, 2014 and 2013, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 12 — Fair Value Measurement

The Company bases fair value on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have adopted a fair value hierarchy to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Inputs, other than quoted market prices included in Level 1, that are observable either directly or indirectly for the asset or liability

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

Except for derivative instruments (see Note 13), pension liabilities, pension plan assets and a corporate owned life insurance policy (see Note 11), the Company has no financial assets and liabilities that are carried at fair value at December 31, 2015 and 2014. The carrying amounts of financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short maturity of such instruments The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of December 31, 2015 and 2014, the carrying values of the Company’s Credit Agreement indebtedness were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 5). Discount rates used to measure the fair value of Gentherm’s DEG Vietnam Loan and DEG China Loan are based on quoted swap rates.  As of December 31, 2015, the carrying values of the DEG Vietnam Loan and DEG China Loan were $15,000 and $3,497, respectively, as compared to an estimated fair value of $15,056 and $3,588, respectively.  As of December 31, 2014, the carrying value of the DEG China Loan was $4,805, as compared to an estimated fair value of $4,937.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable.

Note 13 — Derivative Financial Instruments

We are exposed to market risk from changes in foreign currency exchange rates, short-term interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to our debt obligations under our Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in the location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the European Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won and Vietnamese Dong.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $0 and $52,446 outstanding at December 31, 2015 and 2014, respectively, relating entirely to derivative contracts intended to offset the risk associated with the currency related swap (“CRS”) agreement with UniCredi Bank AG.  Settlement of the CRS and offsetting foreign currency derivative contracts is discussed below.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We had copper commodity swap contracts with a notional value of $4,885 and $0 outstanding at December 31, 2015 and 2014, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 13 — Derivative Financial Instruments (Continued)

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated statements of income. All of the unrealized loss associated with foreign currency derivatives reported in accumulated other comprehensive loss as of December 31, 2014 were settled and reclassified into earnings during 2015. No amount of the unrealized loss associated with copper commodity derivatives reported in other comprehensive income during 2015 were settled and reclassified into earnings during 2015.  Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

On December 2, 2015, Gentherm GmbH (“Gentherm Germany”), a subsidiary of Gentherm Incorporated (the “Company”), entered into an agreement settling all claims against UniCredit Bank AG pertaining to a 10 year currency related swap (“CRS”) entered into by Gentherm Germany in March 2008.  Prior to the settlement, a lawsuit filed by Gentherm GmbH in 2011 was pending appeal at the Higher Regional Court in Munich, Germany.  As a result of the settlement, the CRS and its related liability to Gentherm have been terminated and Gentherm’s remaining interest in an offsetting derivative contract designed to limit the market risk of payments due under the CRS was sold.  Gentherm realized a one-time, pre-tax gain of $9,949,000 in the fourth quarter of 2015. Gentherm made a final cash settlement payment of $7,593,000 during the fourth quarter of 2015.

Information related to the recurring fair value measurement of derivative financial instruments in our consolidated balance sheet as of December 31, 2015 is as follows :

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivatives	Cash flow hedge	Level 2			Current liabilities	$(725)	$(725)

Information related to the recurring fair value measurement of derivative financial instruments in our consolidated balance sheet as of December 31, 2014 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
CRS	Not a hedge	Level 2			Current liabilities	$(2,466)
					Non current liabilities	(6,698)
Total CRS						$(9,164)	$(9,164)
Foreign currency derivatives	Not a hedge	Level 2	Current assets	$145
			Non‑current assets	$1,345
Total foreign currency derivatives				1,490			$1,490

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 13 — Derivative Financial Instruments (Continued)

Information related to the effect of derivative instrument`s on our consolidated statements of income is as follows:

	Location	Year Ended December 31, 2015	Year Ended December 31, 2014
Foreign currency derivatives	Revaluation of derivatives	$(1,102)	640
	Product Revenues	—	(390)
	Cost of Sales	(1,782)	(174)
	Selling, general and administrative	(477)	(161)
	Other Comprehensive Income	10	(10)
	Foreign currency gain (loss)	351	(976)
Total foreign currency derivatives		$(3,000)	$(1,071)
CRS	Revaluation of derivatives	$—	$(1,157)
	Gain on settlement of derivatives	9,949	—)
Total CRS		$9,949	$(1,157)
Interest Rate derivatives	Revaluation of derivatives	$—	$(1)
	Other Comprehensive Income	—	81
Total interest rate derivatives		$—	$80
Commodity derivatives	Other Comprehensive Income	$(725)	$—
	Cost of Sales	(123)	—
Total commodity derivatives		$(848)	$—

We did not incur any hedge ineffectiveness during the twelve months ended December 31, 2015 and 2014.

Note 14 — New Accounting Pronouncements

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

ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2017.  This reflects a one-year delay for required implementation announced in July, 2015.  The amendments in this update should be applied retrospectively either to each prior reporting period presented or to disclose the cumulative effect recognized at the date of initial application.  We have developed a plan to complete the five-step contract review process for all existing contracts with customers and are in the process of determining the impact the implementation of ASU 2014-09 will have on the Company’s financial statements.

Balance Sheet Classification of Deferred Taxes

In November, 2015, the FASB issued ASU 2015-17, “ Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes.”  ASU 2015-17 no longer requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet.  Instead, for each tax paying component and within each tax jurisdiction all deferred tax liabilities and assets, as well as related valuation allowance, shall be offset and presented as a single noncurrent amount.  Entities will continue to not offset deferred tax liabilities and assets attributable to different tax-paying components of the entity or to different tax jurisdictions.

ASU 2015-17 is effective for fiscal years and interim periods beginning after December 15, 2016, though earlier application is permitted.  The update can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We anticipate adoption of ASU 2015-17 will impact our presentation of deferred tax liabilities and assets on the consolidated balance sheets.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 14 — New Accounting Pronouncements (Continued)

Business Combinations – Simplifying the Accounting for Measure-Period Adjustments

In September, 2015, the FASB issued ASU 2015-16, “ Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments.”  For business combinations that are incomplete by the end of a reporting period and which provisional amounts have been reported for those incomplete items, acquirers are no longer required to account for measurement-period adjustments retrospectively.  ASU 2015-16 requires the acquirer to, instead, recognize adjustments to the provisional amounts in the reporting period they are determined.  The acquirer shall adjust its financial statements  to recognize in its current-period earnings the full effect resulting from the change to provisional amounts calculated as if the accounting had been completed at the acquisition date.

ASU 2015-16 is effective for fiscal years and interim periods beginning after December 15, 2015 and is not expected to significantly impact the Company.

Inventory – Simplifying the Measurement of Inventory

In July, 2015, the FASB issued ASU 2015-11, “ Inventory (Topic 330) Simplifying the Measurement of Inventory.”  The Update requires that inventory measured using any method other than last-in, first-out (LIFO) or the retail inventory method shall be measured at the lower of cost and net realizable value.

ASU 2015-11 is effective for fiscal years and interim periods beginning after December 15, 2016 and is not expected to significantly impact the Company.

Note 15 — Gentherm Global Power Technologies

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

Purchase Price Allocation

The purchase price of approximately $30,866, net of cash acquired of $2,954, has been allocated to the values of assets acquired and liabilities assumed as of April 1, 2014. An appraisal was completed to assist management in determining the fair value of acquired assets and assumed liabilities, including identifiable intangible assets. The final purchase price allocation is as follows:

Accounts receivable	$10,200
Inventory	6,487
Deferred income tax assets, net	3,499
Order backlog	815
Prepaid expenses and other assets	258
Property and equipment	716
Customer relationships	5,524
Technology	2,807
Trade name	725
Goodwill	6,365
Assumed liabilities	(6,530)
Net assets acquired	30,866
Cash acquired	2,954
Purchase price	$33,820

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 15 — Gentherm Global Power Technologies (Continued)

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

Goodwill

We recorded goodwill of approximately $6,365 arising from the acquisition. It is estimated that none of the goodwill recognized will be deductible for income tax purposes. Goodwill represents intangible assets that do not qualify for separate recognition.

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 15 — Gentherm Global Power Technologies (Continued)

Property and Equipment

Property and equipment consist of the following:

Asset Category	Useful Life	Amount
Land	Indefinite	$15
Buildings	20 yrs	81
Leasehold improvements	5-7 yrs	28
Machinery and equipment	2-5 yrs	423
Computer hardware and software	3-5 yrs	169
		$716

GENTHERM INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2013	2,474	1,723	(8)	(2,382)	1,807
Year Ended December 31, 2014	1,807	2,043	(105)	(898)	2,847
Year Ended December 31, 2015	2,847	4,174	(123)	(4,059)	2,839
Allowance for Deferred Income Tax Assets
Year Ended December 31, 2013	2,199	—	—	—	2,199
Year Ended December 31, 2014	2,199	—	16,674	(836)	18,037
Year Ended December 31, 2015	18,037	—	(2,436)	(2,183)	13,418
Reserve for Inventory
Year Ended December 31, 2013	2,185	779	(25)	(6)	2,933
Year Ended December 31, 2014	2,933	2,204	(181)	(154)	4,802
Year Ended December 31, 2015	4,802	815	(249)	(1,060)	4,308

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTHERM INCORPORATED

By:	/S/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANIEL R. COKER	Director, President and Chief	February 25, 2016
DANIEL R. COKER	Executive Officer (Principal Executive Officer)

/s/ BARRY G. STEELE	Vice President of Finance, Chief	February 25, 2016
BARRY G. STEELE	Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

*	Director, Chairman of the Board	February 25, 2016
OSCAR B. MARX III

*	Director	February 25, 2016
LEWIS BOOTH

*	Director	February 25, 2016
FRANCOIS CASTAING

*	Director	February 25, 2016
SOPHIE DESORMIERE

*	Director	February 25, 2016
MAURICE GUNDERSON

*	Director	February 25, 2016
CARLOS MAZZORIN

*	Director	February 25, 2016
FRANZ SCHERER

*	Director	February 25, 2016
BYRON SHAW

 *By: /s/ Daniel R. Coker

          Daniel R. Coker, Attorney-in-Fact