Form 10-Q
period 2016-03-31
GENTHERM Inc
filed 2016-04-29
CIK 903129

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 0-21810

GENTHERM INCORPORATED

(Exact name of registrant as specified in its charter)

Michigan	95-4318554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
21680 Haggerty Road, Northville, MI	48167
(Address of principal executive offices)	(Zip Code)

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

At April 28, 2016, there were 36,429,697 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$210,556	$144,479
Accounts receivable, less allowance of $1,129 and $955, respectively	161,690	142,610
Inventory:
Raw materials	53,394	50,371
Work in process	4,870	4,150
Finished goods	28,686	29,662
Inventory, net	86,950	84,183
Derivative financial instruments	1,324	—
Deferred income tax assets	7,449	6,716
Prepaid expenses and other assets	45,851	42,620
Total current assets	513,820	420,608
Property and equipment, net	131,332	119,157
Goodwill	28,826	27,765
Other intangible assets	47,972	48,461
Deferred financing costs	931	310
Deferred income tax assets	25,357	22,094
Other non-current assets	38,297	8,403
Total assets	$786,535	$646,798
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84,880	$77,115
Accrued liabilities	96,078	60,823
Current maturities of long-term debt	912	4,909
Deferred tax liabilities	238	211
Derivative financial instruments	429	725
Total current liabilities	182,537	143,783
Pension benefit obligation	6,811	6,545
Other liabilities	4,485	5,026
Long-term debt, less current maturities	172,524	92,832
Deferred income tax liabilities	12,865	14,321
Total liabilities	379,222	262,507
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 36,407,397 and 36,321,775 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	257,401	256,919
Paid-in capital	(920)	(1,282)
Accumulated other comprehensive loss	(41,385)	(51,670)
Accumulated earnings	192,217	180,324
Total shareholders’ equity	407,313	384,291
Total liabilities and shareholders’ equity	$786,535	$646,798

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Product revenues	$215,714	$206,909
Cost of sales	147,472	140,339
Gross margin	68,242	66,570
Operating expenses:
Net research and development expenses	15,696	14,548
Acquisition transaction expenses	37	—
Selling, general and administrative	22,624	24,945
Total operating expenses	38,357	39,493
Operating income	29,885	27,077
Interest expense	(677)	(564)
Revaluation of derivatives loss	—	(964)
Foreign currency gain (loss)	(1,835)	435
Other income	365	195
Earnings before income tax	27,738	26,179
Income tax expense	15,845	6,359
Net income	$11,893	$19,820
Basic earnings per share	$0.33	$0.55
Diluted earnings per share	$0.33	$0.55
Weighted average number of shares – basic	36,357	35,769
Weighted average number of shares – diluted	36,550	36,245

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$11,893	$19,820
Other comprehensive loss, gross of tax:
Foreign currency translation adjustments gain (loss)	7,910	(19,605)
Unrealized gain (loss) on foreign currency derivative securities	1,293	(347)
Unrealized gain on commodity derivative securities	296	76
Other comprehensive income (loss), gross of tax	$9,499	$(19,876)
Other comprehensive income (loss), related tax effect:
Foreign currency translation adjustments gain (loss)	1,242	467
Unrealized gain (loss) on foreign currency derivative securities	(347)	—
Unrealized gain on commodity derivative securities	(109)	89
Other comprehensive income (loss), related tax effect	$786	$556
Other comprehensive income (loss), net of tax	$10,285	$(19,320)
Comprehensive income	$22,178	$500

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net income	$11,893	$19,820
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,164	7,459
Deferred income tax benefit	(5,173)	(2,483)
Stock compensation	1,818	1,358
Defined benefit plan expense (income)	45	(9)
Provision of doubtful accounts	574	125
Gain on revaluation of financial derivatives	(456)	(324)
(Gain) loss on sale of property and equipment	29	(8)
Changes in operating assets and liabilities:
Accounts receivable	(21,906)	(15,994)
Inventory	(1,223)	(5,762)
Prepaid expenses and other assets	(1,628)	(3,905)
Accounts payable	6,392	15,522
Accrued liabilities	7,819	(6,970)
Net cash provided by operating activities	6,348	8,829
Investing Activities:
Investment in subsidiary, net of cash acquired	—	(47)
Proceeds from the sale of property and equipment	18	181
Purchases of property and equipment	(17,010)	(10,403)
Net cash used in investing activities	(16,992)	(10,269)
Financing Activities:
Borrowing of debt	75,000	—
Repayments of debt	(446)	(1,669)
Excess tax benefit from equity awards	(385)	—
Cash paid for financing costs	(650)	—
Cash paid for the cancellation of restricted stock	(793)	(467)
Proceeds from the exercise of Common Stock options	204	2,026
Net cash provided by (used in) financing activities	72,930	(110)
Foreign currency effect	3,791	(4,569)
Net increase (decrease) in cash and cash equivalents	66,077	(6,119)
Cash and cash equivalents at beginning of period	144,479	85,700
Cash and cash equivalents at end of period	$210,556	$79,581
Supplemental disclosure of cash flow information:
Cash paid for taxes	$9,342	$14,768
Cash paid for interest	$458	$515
Supplemental disclosure of non-cash transactions:
Common Stock issued to Board of Directors and employees	$984	$673

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2015	36,322	$256,919	$(1,282)	$180,324	$(51,670)	$384,291
Exercise of Common Stock options for cash	14	291	(87)	—	—	204
Tax benefit from exercises of Common Stock options	—	—	(385)	—	—	(385)
Cancellation of restricted stock	(17)	(793)	—	—	—	(793)
Stock option compensation	—	—	834	—	—	834
Common Stock issued to Board of Directors and employees	88	984	—	—	—	984
Currency translation, net	—	—	—	—	9,152	9,152
Foreign currency hedge, net	—	—	—	—	946	946
Commodity hedge, net	—	—	—	—	187	187
Net income	—	—	—	11,893	—	11,893
Balance at March 31, 2016	36,407	$257,401	$(920)	$192,217	$(41,385)	$407,313

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

On January 4, 2016 and January 5, 2016, the Company completed reorganization transactions (the “Reorganization”) related to our North American business (the “Windsor Operations”).  As part of our original integration plan to eliminate redundancies associated with the 2011 acquisition of Gentherm GmbH (formally named W.E.T. Automotive Systems AG), the Windsor Operations will be consolidated into our existing European and North American facilities.  As a result of the Reorganization, some of the business activities previously performed by the Windsor Operations will now be performed by other subsidiaries.

Related to the Reorganization, the Company declared an intercompany dividend, incurred and paid a related withholding tax to the Canadian Revenue Agency and recorded a tax expense of approximately $6,300, during the first quarter of 2016.  Later during the quarter, a further intercompany dividend was declared and paid resulting in an additional $1,300 withholding tax being paid and expensed and the Company changed its assessment of the potential for further dividends and accrued and expensed, but did not pay, an estimated final withholding tax amount totaling $2,000.  This estimate is expected to cover the amount of all future intercompany dividends needed to distribute the remaining earnings of the subsidiary to its parent in conjunction with the final liquidation of the subsidiary.

In addition to the $9,600 in combined withholding taxes, the Reorganization will require the Company to make a one-time income tax payment of approximately $32,000.  The one-time income tax payment was accrued during the first quarter of 2016; however, the Company also recorded an offsetting deferred charge for approximately the same amount because the one-time income tax payment will result in tax deductions against income taxes in future periods. Therefore, the income tax payment did not have a material impact on the Company’s earnings during the first quarter of 2016 and is not expected to have a material impact in any future fiscal quarter.  The income tax payment will be paid during 2017 and is included in accrued liabilities as of March 31, 2016.  The deferred charge is included in other non-current assets as of March 31, 2016.

Subsequent Events

We have evaluated subsequent events through the date that our consolidated condensed financial statements are issued.  On April 1, 2016, we acquired all of the equity of privately-held Cincinnati Sub-Zero Products, LLC (“CSZ”) and related assets in an all-cash transaction for approximately $73,000, net of cash acquired.  Based in Cincinnati, Ohio, CSZ manufactures both high quality patient temperature systems for the health care industry and custom environmental text chambers used by a wide range of industrial manufacturing companies for product testing.  CSZ’s 2015 revenues were approximately $63,000.  For the three months ended March 31, 2016, CSZ’s revenues were approximately $16,000.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in the audited annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2015 was derived from audited annual consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain reclassifications of prior year’s amounts have been made to conform with the current year’s presentation.  Operating results for the three months ended March 31, 2016 is not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Financial Instruments

In January, 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”  ASU 2016-01 requires equity investments not accounted for under the equity method of accounting or result in consolidation of an investee, that have readily determinable fair values to be measured at fair value with changes in the fair value recognized in net income.  The update simplifies the impairment assessment for equity investments without readily determinable fair values by requiring assessment for impairment qualitatively, similar to the impairment assessment currently used for long-lived assets, goodwill and indefinite-lived intangible assets.  The amendments in this update also change the disclosure requirements for financial instruments, including eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized costs on the balance sheet.

ASU 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017 and early adoption of the amendments in this update, in general, is not permitted.  ASU 2016-01 is not expected to significantly impact the Company.

Leases

In February, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  ASU 2016-02 requires lessees to recognize on their balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. Payments to be made in optional periods should be included in the measurement of lease assets and liabilities if the lessee is reasonably certain it will exercise an option to extend the lease or not exercise an option to terminate the lease.  While ASU 2016-02 continues to differentiate between finance or capital leases and operating leases, the principal change from current lease accounting guidance is that lease assets and liabilities arising from operating leases should be recognized on the balance sheet.

  ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of the amendments in this update is permitted.  Lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of practical expedients, including the ability to use hindsight in evaluating lessee options to extend or terminate a lease.  An entity that elects to apply the practical expedients will be required to recognize a right-of-use asset and lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payment that were tracked and disclosed under previous GAAP.  We are currently in the process of determining the impact the implementation of ASU 2016-02 will have on the Company’s financial statements.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

Stock Compensation

In March, 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  Excess tax benefits should be classified along with other income tax cash flows as an operating activity.  In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.

ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption of the amendments in this update is permitted. The Company is currently evaluating the guidance to determine the Company's adoption method and the effect it will have on the Company's Consolidated Financial Statements.

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

ASU 2014-09 was to be effective for fiscal years and interim periods beginning after December 15, 2016.  On July 9, 2015, the FASB decided to defer by one year the effective date for both public and nonpublic entities.  As a result, ASU 2014-09 is now effective for fiscal years and interim periods beginning after December 15, 2017.   The amendments in this update will be applied retrospectively either to each prior reporting period presented or to disclose the cumulative effect recognized at the date of initial application. Gentherm has developed a plan to complete the five-step contract review process for all existing contracts with customers.  We are currently in the process of determining the impact the implementation of ASU 2014-09 will have on the Company’s financial statements.

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

ASU 2015-17 is effective for fiscal years and interim periods beginning after December 15, 2016, though earlier application is permitted.  The update can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We anticipate adoption of ASU 2015-17 will impact our presentation of deferred tax liabilities and assets on the consolidated condensed balance sheets.

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

The following summarizes the Common Stock included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended March 31,
	2016	2015
Weighted average number of shares for calculation of basic EPS	36,356,973	35,769,190
Stock options under equity incentive plans	193,890	475,505
Weighted average number of shares for calculation of diluted EPS	36,550,863	36,244,695

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2016	2015
Stock options outstanding for equity incentive plans	1,062,534	—

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

•

Industrial – the combined operating results of Gentherm Global Power Technologies (“GPT”) and Gentherm’s advanced research and development division.  Advanced research and development includes efforts focused on improving the efficiency of thermoelectric technologies and advanced heating wire technology as well as other applications.  The segment includes government sponsored research projects.

●	Reconciling Items – include corporate selling, general and administrative costs and acquisition transaction costs.

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three month periods ended March 31, 2016 and 2015. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of March 31, 2016, goodwill assigned to our Automotive and Industrial segments were $22,675 and $6,151, respectively. As of March 31, 2015, goodwill assigned to our Automotive and Industrial segments were $21,368 and $6,305, respectively.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 4 – Segment Reporting – Continued

Three Months Ended March 31,	Automotive	Industrial	Reconciling Items	Consolidated Total

2016:
Product revenues	$210,435	$5,279	$—	$215,714
Depreciation and amortization	7,283	390	491	8,164
Operating income (loss)	42,701	(2,616)	(10,200)	29,885
2015:
Product revenues	$199,443	$7,466	$—	$206,909
Depreciation and amortization	6,316	489	654	7,459
Operating income (loss)	40,682	(1,287)	(12,318)	27,077

Total product revenues information by geographic area is as follows:

	Three Months Ended March 31,
	2016		2015
United States	$101,740	47%	$95,304	46%
South Korea	19,096	9%	22,863	11%
Germany	18,167	8%	18,840	9%
China	17,422	8%	17,970	9%
Japan	12,234	6%	11,185	5%
Czech Republic	9,671	5%	6,159	3%
Canada	8,982	4%	5,485	3%
United Kingdom	6,667	3%	6,988	3%
Mexico	5,581	3%	5,433	3%
Other	16,154	7%	16,682	8%
Total Non U.S.	113,974	53%	111,605	54%
	$215,714	100%	$206,909	100%

Note 5 – Debt

Credit Agreement

On March 17, 2016, the Company, together with certain direct and indirect subsidiaries, executed the Second Amendment to the Credit Agreement (the “Amended Credit Agreement”) with a consortium of lenders and Bank of America, N.A., as administrative agent.

The Amended Credit Agreement eliminated without penalty the U.S. Term and Europe Term Loans and increased the aggregate principal amount available for borrowing under the U.S. Revolving Note from $100,000 to $250,000.  New subsidiary borrowers and guarantors were added under the Amended Credit Agreement and related pledge and security agreement.  The security agreement grants a security interest in substantially all of the personal property of subsidiaries designated as borrowers to secure their respective obligations under the Amended Credit Agreement, including the stock and membership interests of specified subsidiaries (limited to 66% of the stock in the case of certain non-US subsidiaries).  The Amended Credit Agreement restricts the amount of dividend payments the Company can make to shareholders.

The Amended Credit Agreement replaced the Company’s requirement to maintain a minimum Consolidated Fixed Charge Coverage Ratio with a minimum Consolidated Interest Coverage Ratio. The Company must also maintain a maximum Consolidated Leverage Ratio.  Definitions for these financial ratios, and a description of modifications made to other covenants to which the Company and its subsidiaries are subject, are included in the Amended Credit Agreement.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Debt – Continued

Under the Amended Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate”) or Eurocurrency rate (“Eurocurrency Rate”), plus a margin (“Applicable Rate”).   The Base Rate is equal to the highest of the Federal Fund Rate (0.25% at March 31, 2016) plus 0.50%, Bank of America’s prime rate (3.50% at March 31, 2016), or a one month Eurocurrency rate (0.00% at March 31, 2016) plus 1.00%. The Eurocurrency Rate for loans denominated in U.S. Dollars or European Euros is equal to the London Interbank Offered Rate (0.38% at March 31, 2016).   All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans.  Interest is payable at least quarterly.

The Applicable Rate from the initial period of March 17, 2016 through the fiscal quarter ending September 30, 2016 is 1.50% per annum for Eurocurrency Rate Loans and 0.50% per annum for Base Rate Loans.  After the initial period, the Applicable Rate will vary based on the Consolidate Leverage Ratio reported by the Company.  As long as the Company is not in default of the terms and conditions of the Credit Agreement, the lowest and highest possible Applicable Rate is 1.25% and 2.00%, respectively, for Eurocurrency Rate Loans and 0.25% and 1.00%, respectively, for Base Rate Loans.

The Company also has two fixed interest rate loans with the German Investment Corporation (“DEG”), a subsidiary of KfW Banking Group, a Germany government-owned development bank:

DEG China Loan

The first DEG loan, a loan we used to fund capital investments in China (the “DEG China Loan”), is subject to semi-annual principal payments beginning March, 2015 and ending September, 2019. Under the terms of the DEG China Loan, the Company must maintain a minimum Debt-to-Equity Ratio, Current Ratio and Debt Service Coverage Ratio, as defined by the DEG China Loan agreement, based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Automotive Systems (China) Limited.

DEG Vietnam Loan

The Company’s second fixed interest rate loan agreement with DEG was used to finance the construction and set up of the Vietnam production facility (“DEG Vietnam Loan”). The DEG Vietnam Loan is subject to semi-annual principal payments beginning November, 2017 and ending May, 2023. Under the terms of the DEG Vietnam Loan, the Company must maintain a minimum Current Ratio, Equity Ratio and Enhanced Equity Ratio, as defined by the DEG Vietnam Loan agreement, based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Vietnam Co. Ltd.

The following table summarizes the Company’s debt at March 31, 2016 and at December 31, 2015.

	March 31, 2016		December 31, 2015
	Interest Rate	Principal Balance	Principal Balance
Credit Agreement:
U.S. Term Loan		$—	$46,875
Europe Term Loan		—	20,369
Revolving Note (U.S. Dollar Denominations)	1.97%	133,875	12,000
Revolving Note (Euro Denominations)	1.50%	21,370	—
DEG China Loan	4.25%	3,191	3,497
DEG Vietnam Loan	5.21%	15,000	15,000
Total debt		173,436	97,741
Current portion		(912)	(4,909)
Long-term debt, less current maturities		$172,524	$92,832

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Debt – Continued

The scheduled principal maturities of our debt as of March 31, 2016 is as follows:

Year	Revolving Note (U.S. Dollar)	Revolving Note (Euro)	DEG China Note	DEG Vietnam Note	Total
2016	$—	$—	$456	$—	$456
2017	—	—	911	1,250	2,161
2018	—	—	912	2,500	3,412
2019	—	—	912	2,500	3,412
2020	—	—	—	2,500	2,500
2021	133,875	21,370	—	2,500	157,745
Thereafter	—	—	—	3,750	3,750
Total	$133,875	$21,370	$3,191	$15,000	$173,436

Principal outstanding under the Revolving Note will be due and payable in full on March 17, 2021. As of March 31, 2016, we were in compliance with all terms as outlined in the Amended Credit Agreement, DEG China Loan and DEG Vietnam Loan.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $24,944 and $0 outstanding as of March 31, 2016 and December 31, 2015, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We had copper commodity swap contracts with a notional value of $4,071 and $4,885 outstanding at March 31, 2016 and December 31, 2015, respectively.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 6 – Derivative Financial Instruments – Continued

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of March 31, 2016 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$1,324			$1,324
Commodity derivatives	Cash flow hedge	Level 2			Current liabilities	$(429)	$(429)

Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

	Location	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Foreign currency derivatives	Revaluation of derivatives	$—	$6,197
	Cost of sales	35	(128)
	Selling, general and administrative	139	21
	Other comprehensive income	1,293	(347)
	Foreign currency (loss) gain	78	207
Total foreign currency derivatives		$1,545	$5,950
Commodity derivatives	Cost of sales	$(211)	$(7,161)
	Other comprehensive income	$296	$—
Total commodity derivatives		$85	$(7,161)

We did not incur any hedge ineffectiveness during the three months ended March 31, 2016 and 2015.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 7 – Fair Value Measurement – Continued

Except for derivative instruments (see Note 6), pension liabilities, pension plan assets and a corporate owned life insurance policy, the Company has no financial assets and liabilities that are carried at fair value at March 31, 2016 and December 31, 2015. The carrying amounts of financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short maturity of such instruments. The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  As of March 31, 2016 and December 31, 2015, the carrying values of the Company’s Amended Credit Agreement indebtedness and Credit Agreement indebtedness for the periods ending March 31, 2016 and December 31, 2015, respectively, were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 5). Discount rates used to measure the fair value of Gentherm’s DEG Vietnam Loan and DEG China Loan are based on quoted swap rates.  As of March 31, 2016, the carrying values of the DEG Vietnam Loan and DEG China Loan were $15,000 and $3,191, respectively, as compared to an estimated fair value of $15,543 and $3,782, respectively. As of December 31, 2015, the carrying value of the DEG Vietnam Loan and DEG China Loan were $15,000 and $3,497, respectively, as compared to an estimated fair value of $15,056 and $3,588, respectively.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of March 31, 2016 and December 31, 2015, the Company did not realize any changes to the fair value of these assets due to the non-occurrence of events or circumstances that could negatively impact their recoverability.

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the three months ended March 31, 2016 and March 31, 2015 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives	Total
Balance at December 31, 2015	$(2,060)	$(49,381)	$(229)	$—	$(51,670)
Other comprehensive income (loss) before reclassifications	—	7,910	114	1,293	9,317
Income tax effect of other comprehensive income (loss) before reclassifications	—	1,242	(42)	(347)	853
Amounts reclassified from accumulated other comprehensive income (loss) into net income	—	—	182 [a]	—	182
Income taxes reclassified into net income	—	—	(67)	—	(67)
Net current period other comprehensive income (loss)	—	9,152	187	946	10,285
Balance at March 31, 2016	$(2,060)	$(40,229)	$(42)	$946	$(41,385)

(a)	The amounts reclassified from accumulated other comprehensive income are included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss) – Continued

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives	Total
Balance at December 31, 2014	$(2,673)	$(23,060)	$—	$(10)	$(25,743)
Other comprehensive income (loss) before reclassifications	—	(19,605)	76	(357)	(19,886)
Income tax effect of other comprehensive income (loss) before reclassifications	—	467	—	89	556
Amounts reclassified from accumulated other comprehensive income (loss) into net income	—	—	—	10 [a]	10
Income taxes reclassified into net income	—	—	—	—	—
Net current period other comprehensive income (loss)	—	(19,138)	76	(258)	(19,320)
Balance at March 31, 2015	$(2,673)	$(42,198)	$76	$(268)	$(45,063)

(a)	The amounts reclassified from accumulated other comprehensive income are included in cost of sales.

We expect all of the existing gains and losses related to foreign currency and commodity derivatives reported in accumulated other comprehensive income as of March 31, 2016 to be reclassified into earning during the twelve month period ending December 31, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to finance sufficient working capital, the amount of availability under our credit facility, our ability to continue to maintain or increase sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs.  Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof or as of the date specified and are based on management’s current expectations and beliefs.  Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in this Report, under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent reports filed with or furnished to the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward looking statements.  Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements and related notes thereto included elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our products are primarily sold to automobile and light truck OEMs or their tier one suppliers. Inherent in this market are costs and commitments that are incurred well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to automotive manufacturers requiring the design, coordination and testing of proposed new components and sub-systems. Revenues from these expenditures are typically not realized for two to three years due to this development cycle. These customers in turn sell our product, as a component of an entire seat or seating system, to automotive OEMs

The Company has two reportable segments for financial reporting purposes: Automotive and Industrial.  See Note 4 to our consolidated condensed financial statements for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income.  The financial information used by our chief operating decision maker to assess operating performance and allocate resources is based on these reportable segments.

On January 4, 2016 and January 5, 2016, the Company completed reorganization transactions (the “Reorganization”) related to our North American business (the “Windsor Operations”).  As part of our original integration plan to eliminate redundancies associated with the 2011 acquisition of Gentherm GmbH (formally named W.E.T. Automotive Systems AG), the Windsor Operations will be consolidated into our existing European and North American facilities.  As a result of the Reorganization, some of the business activities previously performed by the Windsor Operations will now be performed by other subsidiaries.

Related to the Reorganization, the Company declared an intercompany dividend, incurred and paid a related withholding tax to Revenue Canada and recorded a tax expense of approximately $6,300,000, during the first quarter of 2016.  Later during the quarter, a further intercompany dividend was declared and paid resulting in an additional $1,300,000 withholding tax being paid and expensed and the Company changed its assessment of the potential for further dividends and accrued and expensed, but did not pay, an estimated final withholding tax amount totaling $2,000,000.  This estimate is expected to cover the amount of all future intercompany dividends needed to distribute the remaining earnings of the subsidiary to its parent in conjunction with the final liquidation of the subsidiary.

In addition to the $9,600,000 in combined withholding taxes, the Reorganization will require the Company to make a one-time income tax payment of approximately $32,000,000.  The one-time income tax payment was accrued during the first quarter of 2016; however, the Company also recorded an offsetting deferred charge for approximately the same amount because the one-time income tax payment will result in tax deductions against income taxes in future periods. Therefore, the income tax payment did not have a material impact on the Company’s earnings during the first quarter of 2016 and is not expected to in any future fiscal quarter.  The income tax payment will be paid during 2017.

First Quarter 2016 Compared with First Quarter 2015

Product Revenues. Our product revenues for the three months ended March 31, 2016 (“First Quarter 2016”) were $215,714,000 compared with product revenues of $206,909,000 for the three months ended March 31, 2015 (“First Quarter 2015”), an increase of $8,805,000, or 4%.  A portion of our product revenues come from sales to customers in Europe, much of which are denominated in European Euros (“EUR”).  Since the end of First Quarter 2015, the relative market value of the Euro declined against the U.S. Dollar, our reporting currency.  During First Quarter 2016, the average exchange rate between these currencies was 1.10 U.S. Dollars to the Euro whereas during First Quarter 2015 the average exchange rate was 1.13. Consequently, our Euro denominated revenues, which have increased by 11% in Euros, have resulted in lower U.S. Dollar reported product revenues. The strong U.S. Dollar against other currencies including the Chinese Yuan and South Korean won, had similar impacts to our reporting product revenues. Had the First Quarter 2016 average exchange rates for these currencies been the same as First Quarter 2015 average exchange rates, our product revenues would have been $3,706,000 higher than that reported for First Quarter 2015.  Adjusting for this unfavorable currency translation impact, our First Quarter 2016 product revenues would have been $219,420,000 or 6% higher than First Quarter 2015, reflecting higher unit volumes in substantially all of our markets and products except for Gentherm Global Power Technologies  (“GPT”).

CCS revenue increased by $3,997,000, or 4%, to $103,884,000, during First Quarter 2016.  This increase resulted from new program launches since First Quarter 2015, and strong vehicle production volumes and related sales of vehicles equipped with CCS systems, particularly vehicles in the luxury segment of the automotive market. Sales of seat heaters increase by $4,031,000, or 6%, to $72,298,000.  Our steering wheel heater product continues to be strong and increased by $1,786,000, or 18%, to $11,559,000. GPT revenue totaling $5,279,000, during First Quarter 2016, was $2,187,000 lower than First Quarter 2015. This decrease partly reflects continued softness in the demand for GPT’s products in North America, which continues to be unfavorably impacted by the market weakness in the oil industry that has carried over to and reduced capital investments being made by GPT’s principal customers that build and operate natural gas pipelines and related natural gas exploration and production companies. During prior quarters, this weakness had been offset by higher sales of products that are sold into geographical markets outside of GPT’s home market of North America.  However, these are typically larger custom products which are more impacted by the timing of shipments which favor some quarterly periods over others.  Fewer of these custom systems were shipped during First Quarter 2016.

Cost of Sales. Cost of sales increased to $147,472,000 during First Quarter 2016 from $140,339,000 during First Quarter 2015. This increase of $7,133,000, or 5%, was due to increased sales volume and by a slightly lower gross margin percentage.  The gross margin percentage was 31.6% during First Quarter 2016 compared with 32.2% during First Quarter 2015. This decrease is due to an unfavorable change in product mix resulting from the lower GPT revenues and due to higher overhead costs associated with the new production facility in Vietnam. These decreases were partially offset by greater coverage of fixed costs at the higher volume levels, and foreign currency impact on production expenses in Mexican Peso (“MXN”) and Ukraine Hryvania (“UAH”).  Our manufacturing plants are located in the Ukraine, Macedonia, Mexico, Canada, China and Vietnam.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During First Quarter 2016, MXN and UAH decreased in value as compared to the U.S. Dollar resulting in lower production costs.

Net Research and Development Expenses. Net research and development expenses were $15,696,000 during First Quarter 2016 compared to $14,548,000 in First Quarter 2015, an increase of $1,148,000, or 8%. This increase was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive heated and cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.  These increases were partially offset by research and development reimbursement totaling $1,593,000 during First Quarter 2016 and $1,843,000 during First Quarter 2015.  We expect that our research and development reimbursements as well as some related expenses will decrease during the year due to the expiration of our research program with the U.S. Department of Energy.

We classify development and prototype costs and related reimbursements as net research and development expenses. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $22,624,000 during First Quarter 2016 from $24,945,000 during First Quarter 2015, a decrease of $2,321,000, or 9%.  The decrease in selling, general and administrative expenses was due to decreased management incentive compensation costs, partially by other cost increases including higher wages and benefits costs resulting from new employee hiring and merit increases including administrative costs associated with the new facility in Vietnam. Our management incentive program includes various forms of equity compensation including stock options, restricted stock and SARs.  Stock options and restricted stock are accounted for using the equity method and are valued at the grant date fair value and amortized over the respective service period of the employee beneficiary.  SARs are accounted for using the liability method since they are settled in cash which requires mark-to-market adjustments based on the current trading price of our Common Stock.  Since the trading price of our Common Stock decreased during First Quarter 2016, we recorded SAR-related compensation benefit totaling $519,000 for the period as compared with an expense of $3,705,000 during First Quarter 2015, change that reduced our total selling, general and administrative expense by $4,224,000.

Income Tax Expense. We recorded an income tax expense of $15,845,000 during First Quarter 2016 which included the one-time withholding tax payment totaling $6,300,000 and other adjustments totaling $3,300,000 related to the Reorganization.  Excluding this one-time expense and other adjustments, our income tax expense would have been $6,245,000 representing an effective tax rate of 23% on earnings before income tax of $27,738,000. During First Quarter 2015, we recorded an income tax expense of $6,359,000 representing an effective tax rate of 24% on earnings before income tax of $26,179,000.   The effective tax rates for First Quarter 2016, excluding the one-time expense and other adjustments related to the Reorganization, and First Quarter 2015 were lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Liquidity and Capital Resources

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings. Based on its current operating plan, management believes cash and cash equivalents at March 31, 2016, together with cash flows from operating activities, are sufficient to meet operating and capital expenditure needs, and to service debt, for the foreseeable future. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could adversely affect our future operations and business strategy.

On March 17, 2016 we completed a refinancing of our existing credit agreement.  See Note 5 to the consolidated condensed financial statements for additional information about the amendments made to the credit agreement. Given our current cash reserves levels and strategic business plans, a portion of the outstanding revolving loan balances could be repaid prior to the due date of March 17, 2021.

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	March 31, 2016	December 31, 2015
	(in Thousands)
Cash and cash equivalents at beginning of period	$144,479	$85,700
Cash from operating activities	6,348	104,712
Cash used in investing activities	(16,992)	(62,728)
Cash from financing activities	72,930	24,426
Foreign currency effect on cash and cash equivalents	3,791	(7,631)
Cash and cash equivalents at end of period	$210,556	$144,479

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents increased by $66,077,000 in First Quarter 2016. Cash provided by operating activities during First Quarter 2016 was $6,348,000 and was attributable to net income of $11,893,000, plus non-cash adjustments.  Non-cash adjustments included depreciation and amortization of $8,164,000, stock compensation of $1,818,000, provision for doubtful accounts of $574,000 and other items.  Partially offsetting these positive cash flows from operating activities was a loss on the revaluations of derivatives of $456,000, a net increase in net operating assets and liabilities of $10,546,000, including working capital items, and a deferred income tax benefit of $5,173,000.

As of March 31, 2016, working capital was $331,283,000 as compared to $276,825,000 at December 31, 2015, an increase of $54,458,000, or 19.7%.  Aside from the impact of cash and cash equivalents, this increase was primarily related to increases in accounts receivable, inventory, prepaid expenses and other assets and net current derivative financial instrument assets totaling $21,906,000, $1,223,000, $1,628,000, $1,620,000, respectively.  These increases in working capital were partially offset by an increase in accounts payable and accrued liabilities of $6,392,000 and $7,819,000, respectively.  Working capital was also negatively impacted by an accrued income tax liability of approximately $32,000,000 described in the overview above.   Accounts receivable primarily increased as a result of increases in product revenues, timing differences between when sales during First Quarter 2016 were realized compared with sales realized during the fourth quarter of 2015, as well as one-time delays associated with the billing entities involved in the North American reorganization.  See Note 1 to the consolidated condensed financial statement for more information about the reorganization of our North America business. Working capital was also affected by changes in currency exchange rates, which generally resulted in decreased working capital.

Cash used in investing activities was $16,992,000 during First Quarter 2016, reflecting purchases of property and equipment and related to expansion of production capacity, including construction of new production facilities in Vietnam and Macedonia, and replacement of existing equipment.

Cash provided by financing activities was $72,930,000 during First Quarter 2016, reflecting proceeds borrowed against our credit agreement totaling $75,000,000. These proceeds were offset by payment of principal on the DEG China Loan totaling $446,000 in aggregate.  Cash also was paid for cancellations of restricted stock awards and the payment of financing costs associated with the the amendment made to our credit agreement totaling $793,000 and $650,000, respectively. See Note 5 to the consolidated condensed financial statements included herein for information the amended credit agreement, DEG China Loan and DEG Vietnam Loan.

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

The Company regularly enter into derivative contracts with the objective of managing our financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $24,944,000 and $0 outstanding as of March 31, 2016 and December 31, 2015, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We had copper commodity swap contracts with a notional value of $4,071,000 and $4,885,000 outstanding at March 31, 2016 and December 31, 2015, respectively.

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

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of March 31, 2016 is set forth in Note 6 to the consolidated condensed financial statements included herein.

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

March 31, 2016

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(In thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$456	$911	$912	$912	$—	—	$3,191	$3,782
Fixed Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%		4.25%
Variable Rate (€EUR)	$—	—	—	—	—	21,370	$21,370	$21,370
Average Interest Rate						1.50%	1.50%
Variable Rate ($USD)	$—	—	—	—	—	133,875	$133,875	$133,875
Average Interest Rate						1.97%	1.97%
Fixed Rate ($USD)	$—	$1,250	$2,500	$2,500	$2,500	$6,250	$15,000	$15,543
Fixed Interest Rate		5.21%	5.21%	5.21%	5.21%	5.21%	5.21%

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

March 31, 2016

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(In thousands except rate information)
$US functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount ($)	$24,944	—	—	—	—	—	$24,944	$1,293
Average Contract Rate	18.40						18.40

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

March 31, 2016

	Carrying Amount	Fair Value
On Balance Sheet Commodity Position and Related Derivatives (in thousands)	$(429)	$(429)

	Expected Maturity
	2016	Fair Value
Related Derivatives
Futures Contracts (Long):
Contract Volumes (metric tons)	750
Weighted Average Price (per metric ton)	$5,428
Contract Amount (in thousands) ($)	$4,071	$(429)

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended March 31, 2016.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.  You should carefully consider the risks and uncertainties described therein.

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

Date: April 29, 2016

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 29, 2016