Form 10-Q
period 2016-06-30
GENTHERM Inc
filed 2016-07-29
CIK 903129

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At July 28, 2016, there were 36,479,431 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$132,007	$144,479
Accounts receivable, less allowance of $1,582 and $955, respectively	168,304	142,610
Inventory:
Raw materials	58,391	50,371
Work in process	10,068	4,150
Finished goods	26,104	29,662
Inventory, net	94,563	84,183
Derivative financial instruments	242	—
Deferred income tax assets	7,271	6,716
Prepaid expenses and other assets	47,463	42,620
Total current assets	449,850	420,608
Property and equipment, net	158,019	119,157
Goodwill	51,009	27,765
Other intangible assets, net	65,814	48,461
Deferred financing costs	896	310
Deferred income tax assets	23,427	22,094
Other non-current assets	38,561	8,403
Total assets	$787,576	$646,798
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$83,949	$77,115
Accrued liabilities	117,941	60,823
Current maturities of long-term debt	889	4,909
Deferred tax liabilities	223	211
Derivative financial instruments	320	725
Total current liabilities	203,322	143,783
Pension benefit obligation	6,805	6,545
Other liabilities	3,420	5,026
Long-term debt, less current maturities	141,098	92,832
Deferred income tax liabilities	12,238	14,321
Total liabilities	366,883	262,507
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 36,469,431 and 36,321,775 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	259,309	256,919
Paid-in capital	221	(1,282)
Accumulated other comprehensive loss	(49,500)	(51,670)
Accumulated earnings	210,663	180,324
Total shareholders’ equity	420,693	384,291
Total liabilities and shareholders’ equity	$787,576	$646,798

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product revenues	$232,720	$213,441	$448,434	$420,350
Cost of sales	161,225	147,736	308,697	288,075
Gross margin	71,495	65,705	139,737	132,275
Operating expenses:
Net research and development expenses	19,111	14,977	34,807	29,525
Acquisition transaction expenses	634	—	671	—
Selling, general and administrative expenses	29,397	24,058	52,021	49,003
Total operating expenses	49,142	39,035	87,499	78,528
Operating income	22,353	26,670	52,238	53,747
Interest expense	(950)	(544)	(1,627)	(1,108))
Revaluation of derivatives	—	(53)	—	(1,017)
Foreign currency gain (loss)	2,796	(107)	961	328
Other income	30	262	395	457
Earnings before income tax	24,229	26,228	51,967	52,407
Income tax expense	5,783	6,734	21,628	13,093
Net income	$18,446	$19,494	$30,339	$39,314
Basic earnings per share	$0.51	$0.54	$0.83	$1.10
Diluted earnings per share	$0.50	$0.53	$0.83	$1.08
Weighted average number of shares – basic	36,442	35,971	36,400	35,871
Weighted average number of shares – diluted	36,637	36,585	36,572	36,429

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$18,446	$19,494	$30,339	$39,314
Other comprehensive loss, gross of tax:
Foreign currency translation adjustments gain (loss)	(7,274)	4,722	636	(14,883)
Unrealized gain (loss) on foreign currency derivative securities	(1,049)	(430)	244	(777)
Unrealized gain on commodity derivative securities	109	(124)	405	(48)
Other comprehensive income (loss), gross of tax	$(8,214)	$4,168	$1,285	$(15,708)
Other comprehensive income (loss), related tax effect:
Foreign currency translation adjustments gain (loss)	(142)	246	1,100	713
Unrealized gain (loss) on foreign currency derivative securities	282	121	(65)	210
Unrealized gain on commodity derivative securities	(41)	—	(150)	—
Other comprehensive income (loss), related tax effect	$99	$367	$885	$923
Other comprehensive income (loss), net of tax	$(8,115)	$4,535	$2,170	$(14,785)
Comprehensive income	$10,331	$24,029	$32,509	$24,529

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net income	$30,339	$39,314
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,547	15,323
Deferred income tax benefit	(3,707)	(4,765)
Stock compensation	4,505	2,983
Defined benefit plan expense	117	105
Provision of doubtful accounts	274	252
Gain on revaluation of financial derivatives	—	(150)
Loss (gain) on sale of property and equipment	254	(41)
Changes in operating assets and liabilities:
Accounts receivable	(12,668)	(16,711)
Inventory	6,624	(4,433)
Prepaid expenses and other assets	(6,890)	(6,674)
Accounts payable	1,749	13,148
Accrued liabilities	13,029	1,421
Net cash provided by operating activities	51,173	39,772
Investing Activities:
Proceeds from the sale of property and equipment	27	225
Acquisition of subsidiary, net of cash acquired	(73,666)	(47)
Purchases of property and equipment	(30,828)	(23,029)
Net cash used in investing activities	(104,467)	(22,851)
Financing Activities:
Borrowing of debt	75,000	—
Repayments of debt	(31,918)	(2,801)
Excess tax (expense) benefit from equity awards	(385)	1,462
Cash paid for financing costs	(650)	—
Cash paid for the cancellation of restricted stock	(793)	(467)
Proceeds from the exercise of Common Stock options	566	4,122
Net cash provided by financing activities	41,820	2,316
Foreign currency effect	(998)	(3,294)
Net increase (decrease) in cash and cash equivalents	(12,472)	15,943
Cash and cash equivalents at beginning of period	144,479	85,700
Cash and cash equivalents at end of period	$132,007	$101,643
Supplemental disclosure of cash flow information:
Cash paid for taxes	$13,400	$19,384
Cash paid for interest	$1,526	$890
Supplemental disclosure of non-cash transactions:
Common Stock issued to Board of Directors and employees	$2,432	$1,389

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2015	36,322	$256,919	$(1,282)	$180,324	$(51,670)	$384,291
Exercise of Common Stock options for cash	30	751	(185)	—	—	566
Tax benefit from exercises of Common Stock options	—	—	(385)	—	—	(385)
Cancellation of restricted stock	(17)	(793)		—	—	(793)
Stock option compensation	—	—	2,073	—	—	2,073
Common Stock issued to Board of Directors and employees	134	2,432	—	—	—	2,432
Currency translation, net	—	—	—	—	1,736	1,736
Foreign currency hedge, net	—	—	—	—	179	179
Commodity hedge, net	—	—	—	—	255	255
Net income	—	—	—	30,339	—	30,339
Balance at June 30, 2016	36,469	259,309	221	210,663	(49,500)	420,693

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 1 – The Company and Subsequent Events

Gentherm Incorporated is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies and automotive cable systems.  Unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated and its consolidated subsidiaries. Our products provide solutions for automotive passenger comfort and convenience, battery thermal management, remote power generation, patient temperature management, and other consumer and industrial temperature control needs. Our automotive products can be found on the vehicles of nearly all major automotive manufacturers operating in North America, Europe and Asia.  We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and to identify future thermal technology product opportunities in both automotive and other markets.   We concentrate our research on the development of new technologies that will enable new products, improve overall effectiveness of existing products and maximize customer satisfaction.  We also focus on developing new design applications from our existing technologies to create new products and market opportunities for thermal comfort solutions.

North American Reorganization

On January 4, 2016 and January 5, 2016, the Company completed reorganization transactions (the “Reorganization”) related to our North American business (the “Windsor Operations”).  As part of our original integration plan to eliminate redundancies associated with the 2011 acquisition of Gentherm GmbH (formally named W.E.T. Automotive Systems AG), the Windsor Operations have been consolidated into our existing European and North American facilities.  As a result of the Reorganization, some of the business activities previously performed by the Windsor Operations will now be performed by other subsidiaries.

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

In addition to the $9,600 in combined withholding taxes, the Reorganization will require the Company to make a one-time income tax payment of approximately $32,000.  The one-time income tax payment was accrued during the first quarter of 2016; however, the Company also recorded an offsetting deferred charge for approximately the same amount because the one-time income tax payment will result in tax deductions against income taxes in future periods. Therefore, the income tax payment did not have a material impact on the Company’s earnings during the first quarter of 2016 and is not expected to have a material impact in any future fiscal quarter.  The income tax payment will be paid during 2017 and is included in accrued liabilities as of June 30, 2016.  The deferred charge is included in other non-current assets as of June 30, 2016.

Cincinnati Sub-Zero

On April 1, 2016, we acquired all of the equity of privately-held Cincinnati Sub-Zero Products, LLC (“CSZ”) and related assets in an all-cash transaction.  CSZ manufactures both high quality patient temperature management systems for the health care industry and custom testing equipment used by a wide range of industrial manufacturing companies for product testing.  CSZ’s world headquarters and manufacturing operations are located in Cincinnati, Ohio.  See Note 3, “Cincinnati Sub-Zero Acquisition” for additional information regarding CSZ.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in the audited annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2015 was derived from audited annual consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain reclassifications of prior year’s amounts have been made to conform with the current year’s presentation.  Operating results for the six months ended June 30, 2016 is not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Revenue from Contracts with Customers

In May, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The update’s core principal is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Companies are to use a five-step contract review model to ensure revenue gets recognized, measured and disclosed in accordance with this principle. In April, 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing” to, amongst other things, reduce the cost and complexity it takes to identify performance obligations in a contract (step two in the five-step contract review model).  As a result, entities are not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract.

In June, 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date.”  As a result of this update, ASU 2014-09 and ASU 2016-10 will be effective for fiscal years and interim periods beginning after December 15, 2017. The amendments in these updates will be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect recognized at the date of initial application. Gentherm has developed a plan to complete the five-step contract review process for all existing contracts with customers.  We are currently in the process of determining the impact the implementation of ASU 2014-09 and ASU 2016-10 will have on the Company’s financial statements.

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

Note 3 – Cincinnati Sub-Zero Acquisition

CSZ develops, manufactures and sells patient temperature management systems and product testing equipment.  The patient temperature management systems regulate the body temperature of medical patients during and after surgery.  The product testing equipment simulates temperature, humidity, altitude and vibration conditions and is customized for use in a wide variety of industrial manufacturing applications.

Results of operations for CSZ are included in the Company’s consolidated condensed financial statements beginning April 1, 2016.  CSZ contributed $16,978 in product revenues and a net loss of $1,644 for the three and six month periods ended June 30, 2016.

Purchase Price Allocation

The purchase price of $73,666, net of cash acquired of $985, has been allocated to the values of assets acquired and liabilities assumed as of April 1, 2016.  The allocation of the purchase price is preliminary.  The Company is in the process of obtaining additional information required to finalize the valuation.  An appraisal is currently underway by an independent third party valuation firm to assist management in determining the fair value of acquired assets and assumed liabilities, including identifiable intangible assets.  The final purchase price allocation may be materially different than the preliminary allocation recorded.  The purchase price allocation is expected to be finalized by December 31, 2016.  The preliminary allocation as of April 1, 2016 was as follows:

Accounts receivable	$10,790
Inventory	16,284
Prepaid expenses and other assets	1,144
Property and equipment	12,974
Customer relationships	11,600
Technology	3,200
Trade name	6,370
Goodwill	22,739	[a]
Assumed liabilities	(11,435)

Net assets acquired	73,666
Cash acquired	985

Purchase price	$74,651

(a)	The preliminary amount recorded to goodwill is expected to change due to additional consideration owed to the seller for a tax gross up.

The gross contractual amount due of accounts receivable is $11,126 of which $336 is expected to be uncollectible.

The purchase price allocation includes an approximate $4,000 step-up in the underlying net book value of the inventory to its fair value.  This inventory was sold to customers and expensed to cost of goods sold during the three month period ended June 30, 2016.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 3 – Cincinnati Sub-Zero Acquisition – Continued

Supplemental Pro Forma Information

The unaudited pro forma combined historical results including the amounts of CSZ’s revenue and earnings that would have been included in the Company’s consolidated condensed statements of income had the acquisition date been January 1, 2016 or January 1, 2015 are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2016	2015
Product revenues	$221,136	$464,339	$449,638
Net income	$17,456	$30,732	$37,366
Basic earnings per share	$0.48	$0.84	$1.04
Diluted earnings per share	$0.48	$0.84	$1.03

The pro forma information includes adjustments for the effect of the amortization of intangible assets recognized in the acquisition.  This pro forma information is not indicative of future operating results.

Goodwill

We recorded goodwill of approximately $22,739 arising from the acquisition. The acquired goodwill represents intangible assets that do not qualify for separate recognition. It is estimated that all of the goodwill recognized will be deductible for income tax purposes.

Intangible Assets

In conjunction with the acquisition, intangible assets of $21,170 were recorded. The Company’s estimate of the fair value of these assets at the time of the acquisition is preliminary and will be determined with the assistance of an independent third-party valuation firm. As part of the estimated valuation, an estimated useful life for the assets was determined.

Intangible assets, net consisted of the following:

	June 30, 2016
	Gross Value	Accumulated Amortization	Net Value	Useful Life
Customer relationships	$11,600	$193	$11,407	15 yrs
Technology	3,200	130	3,070	5 -7 yrs
Trade name	6,370	—	6,370	Indefinite
Total	$21,170	$323	$20,847

Amortization expense of $323 for the three and six months ended June 30, 2016 was recorded as follows:

Three and Six Months Ended June 30, 2016
Product revenues	$193
Selling, general and administrative expense	130

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 3 – Cincinnati Sub-Zero Acquisition – Continued

Amortization expense for the prospective five years is estimated to be as follows:

July 1, 2016 through December 31, 2016	$647
2017	$1,293
2018	$1,293
2019	$1,293
2020	$1,293
2021	$1,293

Property, Plant & Equipment

Property and equipment consist of the following:

Asset category	Useful life	Amount
Land	Indefinite	$1,630
Buildings	20 yrs	6,066
Machinery and equipment	5-7 yrs	3,867
Computer hardware and software	3-5 yrs	450
Assets under construction		961

		$12,974

Note 4 – Earnings per Share

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

The following summarizes the Common Stock included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average number of shares for calculation of basic EPS	36,442,296	35,970,992	36,399,635	35,870,649
Stock options under equity incentive plans	194,922	613,858	172,595	557,858
Weighted average number of shares for calculation of diluted EPS	36,637,218	36,584,850	36,572,230	36,428,507

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options outstanding for equity incentive plans	1,437,534	—	1,437,534	—

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Segment Reporting

Segment information is used by management for making strategic operating decisions for the Company. As discussed in Note 3, Gentherm acquired CSZ on April 1, 2016.  The acquisition enhances key elements of our business strategy by expanding the breadth of products derived from core thermal technologies and the markets in which they are applied, such as medical equipment and environmental chamber testing.

Management evaluates the performance of the Company’s segments based primarily on operating income or loss.

The Company’s reportable segments are as follows:

●

Automotive – this segment represents the design, development, manufacturing and sales of automotive seat comfort systems, specialized automotive cable systems and certain automotive and non-automotive thermal convenience products.

•

Industrial – the combined operating results of Gentherm Global Power Technologies (“GPT”), CSZ and Gentherm’s advanced research and development division.  Advanced research and development includes efforts focused on improving the efficiency of thermoelectric technologies and advanced heating wire technology as well as other applications.  The segment includes government sponsored research projects.

●	Reconciling Items – include corporate selling, general and administrative costs and acquisition transaction costs.

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three and six month periods ended June 30, 2016 and 2015. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of June 30, 2016, goodwill assigned to our Automotive and Industrial segments were $22,119 and $28,890, respectively. As of June 30, 2015, goodwill assigned to our Automotive and Industrial segments were $22,167 and $6,305, respectively.

Three Months Ended June 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2016:
Product revenues	$211,640	$21,080	$—	$232,720
Depreciation and amortization	7,652	1,199	532	9,383
Operating income (loss)	36,162	(7,113)	(6,696)	22,353
2015:
Product revenues	$200,954	$12,487	$—	$213,441
Depreciation and amortization	6,885	404	575	7,864
Operating income (loss)	42,070	(1,987)	(13,413)	26,670

Six Months Ended June 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2016:
Product revenues	422,076	26,358	—	448,434
Depreciation and amortization	14,935	1,589	1,023	17,547
Operating income (loss)	78,863	(9,729)	(16,896)	52,238
2015:
Product revenues	$400,397	$19,953	$—	$420,350
Depreciation and amortization	13,201	893	1,229	15,323
Operating income (loss)	82,752	(3,274)	(25,731)	53,747

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Segment Reporting – Continued

Total product revenues information by geographic area is as follows:

	Three Months Ended June 30,
	2016		2015
United States	$113,138	49%	$98,767	46%
South Korea	21,053	9%	21,213	10%
China	18,988	8%	16,390	8%
Germany	18,424	8%	18,799	9%
Czech Republic	10,290	4%	7,076	3%
Canada	10,091	4%	6,090	3%
Japan	9,779	4%	11,332	5%
United Kingdom	7,071	3%	6,638	3%
Mexico	5,980	3%	5,326	3%
Other	17,906	8%	21,810	10%
Total Non U.S.	119,582	51%	114,674	54%
	$232,720	100%	$213,441	100%

	Six Months Ended June 30,
	2016		2015
United States	$214,878	48%	$194,071	46%
South Korea	40,149	9%	44,076	10%
Germany	36,591	8%	37,639	9%
China	36,410	8%	34,360	8%
Japan	22,013	5%	22,517	5%
Czech Republic	19,961	4%	13,235	3%
Canada	19,073	4%	11,575	3%
United Kingdom	13,738	3%	13,626	3%
Mexico	11,561	3%	10,759	3%
Other	34,060	8%	38,492	10%
Total Non U.S.	233,556	52%	226,279	54%
	$448,434	100%	$420,350	100%

Note 6 – Debt

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

Note 6 – Debt – Continued

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

Under the Amended Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate”) or Eurocurrency rate (“Eurocurrency Rate”), plus a margin (“Applicable Rate”).   The Base Rate is equal to the highest of the Federal Funds Rate (0.30% at June 30, 2016) plus 0.50%, Bank of America’s prime rate (3.50% at June 30, 2016), or a one month Eurocurrency rate (0.00% at June 30, 2016) plus 1.00%. The Eurocurrency Rate for loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (0.47% at June 30, 2016).   All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans.  Interest is payable at least quarterly.

The Applicable Rate from the initial period of March 17, 2016 through the fiscal quarter ending September 30, 2016 is 1.50% per annum for Eurocurrency Rate Loans and 0.50% per annum for Base Rate Loans.  After the initial period, the Applicable Rate will vary based on the Consolidated Leverage Ratio reported by the Company.  As long as the Company is not in default of the terms and conditions of the Amended Credit Agreement, the lowest and highest possible Applicable Rate is 1.25% and 2.00%, respectively, for Eurocurrency Rate Loans and 0.25% and 1.00%, respectively, for Base Rate Loans.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 6 – Debt – Continued

The following table summarizes the Company’s debt at June 30, 2016 and at December 31, 2015.

	June 30, 2016		December 31, 2015
	Interest Rate	Principal Balance	Principal Balance
Credit Agreement:
U.S. Term Loan		$—	$46,875
Europe Term Loan		—	20,369
Revolving Note (U.S. Dollar Denominations)	1.96%	123,875	12,000
DEG China Loan	4.25%	3,112	3,497
DEG Vietnam Loan	5.21%	15,000	15,000
Total debt		141,987	97,741
Current portion		(889)	(4,909)
Long-term debt, less current maturities		$141,098	$92,832

The scheduled principal maturities of our debt as of June 30, 2016 are as follows:

Year	Revolving Note (U.S. Dollar)	DEG China Note	DEG Vietnam Note	Total
2016	$—	$445	$—	$445
2017	—	889	1,250	2,139
2018	—	889	2,500	3,389
2019	—	889	2,500	3,389
2020	—	—	2,500	2,500
2021	123,875	—	2,500	126,375
Thereafter	—	—	3,750	3,750
Total	$123,875	$3,112	$15,000	$141,987

Principal outstanding under the Revolving Note will be due and payable in full on March 17, 2021. As of June 30, 2016, we were in compliance with all terms as outlined in the Amended Credit Agreement, DEG China Loan and DEG Vietnam Loan.

Note 7 – Derivative Financial Instruments

We are exposed to market risk from changes in foreign currency exchange rates, short-term interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to our debt obligations under our Amended Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in the location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the European Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won and Vietnamese Dong.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $37,503 and $0 outstanding as of June 30, 2016 and December 31, 2015, respectively.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 7 – Derivative Financial Instruments – Continued

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We had copper commodity swap contracts with a notional value of $2,850 and $4,885 outstanding at June 30, 2016 and December 31, 2015, respectively.

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

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of June 30, 2016 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$242			$242
Commodity derivatives	Cash flow hedge	Level 2			Current liabilities	$(320)	$(320)

Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

	Location	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Foreign currency derivatives	Revaluation of derivatives	$—	$81	$—	$6,278
	Cost of sales	100	(192)	135	(320)
	Selling, general and administrative	—	25	139	46
	Other comprehensive income	(1,049)	(430)	244	(777)
	Foreign currency gain	71	82	149	289
Total foreign currency derivatives		$(878)	$(434)	$667	$5,516
Currency related interest rate swap	Revaluation of derivatives	—	(134)	—	(7,295)
Commodity derivatives	Cost of sales	$(142)	$—	$(353)	$—
	Other comprehensive income	$109	$(124)	$405	$(48)
Total commodity derivatives		$(33)	$(124)	$52	$(48)

We did not incur any hedge ineffectiveness during the three and six months ended June 30, 2016 and 2015.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 8 – Fair Value Measurement

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

Except for derivative instruments (see Note 7), pension liabilities, pension plan assets and a corporate owned life insurance policy, the Company has no material financial assets and liabilities that are carried at fair value at June 30, 2016 and December 31, 2015. The carrying amounts of financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short maturity of such instruments. The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  The carrying values of the Company’s Amended Credit Agreement indebtedness for the periods ending June 30, 2016 and December 31, 2015, respectively, were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).  Discount rates used to measure the fair value of Gentherm’s DEG Vietnam Loan and DEG China Loan are based on quoted swap rates.  As of June 30, 2016, the carrying values of the DEG Vietnam Loan and DEG China Loan were $15,000 and $3,112, respectively, as compared to an estimated fair value of $15,400 and $3,200, respectively. As of December 31, 2015, the carrying value of the DEG Vietnam Loan and DEG China Loan were $15,000 and $3,497, respectively, as compared to an estimated fair value of $15,100 and $3,600, respectively.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of June 30, 2016 and December 31, 2015, the Company did not realize any changes to the fair value of these assets due to the non-occurrence of events or circumstances that could negatively impact their recoverability.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 9 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the three months ended June 30, 2016 and June 30, 2015 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives		Total
Balance at March 31, 2016	$(2,060)	$(40,229)	$(42)	$946		$(41,385)
Other comprehensive income (loss) before reclassifications	—	(7,274)	(12)	(592)		(7,878)
Income tax effect of other comprehensive income (loss) before reclassifications	—	(142)	4	159		21
Amounts reclassified from accumulated other comprehensive income (loss) into net income	—	—	121 [a]	(457)	[a]	(336)
Income taxes reclassified into net income	—	—	(45)	123		78
Net current period other comprehensive income (loss)	—	(7,416)	68	(767)		(8,115)
Balance at June 30, 2016	$(2,060)	$(47,645)	$26	$179		$(49,500)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives	Total
Balance at March 31, 2015	$(2,673)	$(42,198)	$76	$(268)	$(45,063)
Other comprehensive income (loss) before reclassifications	—	4,722	(103)	(516)	4,103
Income tax effect of other comprehensive income (loss) before reclassifications	—	246	—	147	393
Amounts reclassified from accumulated other comprehensive income (loss) into net income	—	—	(21)	86	65
Income taxes reclassified into net income	—	—	—	(26)	(26)
Net current period other comprehensive income (loss)	—	4,968	(124)	(309)	4,535
Balance at June 30, 2015	$(2,673)	$(37,230)	$(48)	$(577)	$(40,528)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 9 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss) – Continued

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the six months ended June 30, 2016 and June 30, 2015 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2015	$(2,060)	$(49,381)	$(229)		$—		$(51,670)
Other comprehensive income (loss) before reclassifications	—	636	102		701		1,439
Income tax effect of other comprehensive income (loss) before reclassifications	—	1,100	(38)		(188)		874
Amounts reclassified from accumulated other comprehensive income (loss) into net income	—	—	303	[a]	(457)	[a]	(154)
Income taxes reclassified into net income	—	—	(112)		123		11
Net current period other comprehensive income (loss)	—	1,736	255		179		2,170
Balance at June 30, 2016	$(2,060)	$(47,645)	26		179		(49,500)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives	Total
Balance at December 31, 2014	$(2,673)	$(23,060)	$—	$(10)	$(25,743)
Other comprehensive income (loss) before reclassifications	—	(14,883)	(27)	(873)	(15,783)
Income tax effect of other comprehensive income (loss) before reclassifications	—	713	—	236	949
Amounts reclassified from accumulated other comprehensive income (loss) into net income	—	—	(21)	96 [a]	75
Income taxes reclassified into net income	—	—	—	(26)	(26)
Net current period other comprehensive income (loss)	—	(14,170)	(48)	(567)	(14,785)
Balance at June 30, 2015	$(2,673)	$(37,230)	$(48)	$(577)	$(40,528)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

We expect all of the existing gains and losses related to foreign currency and commodity derivatives reported in accumulated other comprehensive income as of June 30, 2016 to be reclassified into earnings during the twelve month period ending December 31, 2016.

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

Overview

Gentherm is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies and automotive cable systems.  Our products provide solutions for automotive passenger comfort and convenience, battery thermal management, remote power generation, patient temperature management, and other consumer and industrial temperature control needs. Our automotive products can be found on the vehicles of nearly all major automotive manufacturers in North America, Europe and Asia.  We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and to identify future thermal technology product opportunities in both automotive and other markets.   We concentrate our research on the development of new technologies that will enable new products, improve overall effectiveness of existing products and maximize customer satisfaction.  We also focus on developing new design applications from our existing technologies to create new products and market opportunities for thermal comfort solutions.

Our automotive products are sold to automobile and light truck OEMs or their tier one suppliers. Inherent in this market are costs and commitments that are incurred well in advance of the receipt of orders (and resulting revenues) from customers. This is due in part to automotive manufacturers requiring the design, coordination and testing of proposed new components and sub-systems. Revenues from these expenditures are typically not realized for two to three years due to this development cycle. These customers in turn sell our product, as a component of an entire seat or seating system, to automotive OEMs

The Company has two reportable segments for financial reporting purposes: Automotive and Industrial.  See Note 5 to our consolidated condensed financial statements for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income.  The financial information used by our chief operating decision maker to assess operating performance and allocate resources is based on these reportable segments.

On January 4, 2016 and January 5, 2016, the Company completed reorganization transactions (the “Reorganization”) related to our North American business (the “Windsor Operations”).  As part of our original integration plan to eliminate redundancies associated with the 2011 acquisition of Gentherm GmbH (formally named W.E.T. Automotive Systems AG), the Windsor Operations have been consolidated into our existing European and North American facilities.  As a result of the Reorganization, some of the business activities previously performed by the Windsor Operations will now be performed by other subsidiaries.

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

On April 1, 2016, we acquired all of the equity of privately-held Cincinnati Sub-Zero Products, LLC (“CSZ”) and related assets in an all-cash transaction.  CSZ manufactures both high quality patient temperature management systems for the health care industry and custom testing equipment used by a wide range of industrial manufacturing companies for product testing.  CSZ’s world headquarters and manufacturing operations are located in Cincinnati, Ohio.  See Note 3 to the consolidated condensed financial statements included herein for additional information regarding CSZ.

Second Quarter 2016 Compared with Second Quarter 2015

Product Revenues. Our product revenues for the three months ended June 30, 2016 (“Second Quarter 2016”) were $232,720,000 compared with product revenues of $213,441,000 for the three months ended June 30, 2015 (“Second Quarter 2015”), an increase of $19,279,000, or 9%.  This increase was attributable to the acquisition of CSZ, which we acquired on April 1, 2016, and continued growth in our automotive seating products, partially offset by lower product revenues from Gentherm Global Power Technologies (“GPT”).  Revenues for CSZ during the Second Quarter 2016 were $16,978,000.   Our automotive product revenues were higher during the Second Quarter 2016 including higher sales for Climate Controlled Seats (“CCS”) which increased by $1,500,000, or 1.5% to $103,100,000, higher sales for Automotive Seat Heaters which increased by $4,300,000, or 6% to $72,800,000 and Steering Wheel Heaters which increased by $2,400,000, or 23% to $12,600,000.  Product revenues from GPT totaled $4,100,000 which represented a decrease of $8,400,000, or 67%.  This decrease partly reflects continued softness in the demand for GPT’s products in North America, which continues to be unfavorably impacted by the market weakness in the oil industry that has carried over to and reduced capital investments being made by GPT’s principal customers that build and operate natural gas pipelines and related natural gas exploration and production companies. During prior quarters, this weakness had been offset by higher sales of products that are sold into geographical markets outside of GPT’s home market of North America.  However, these are typically larger custom products which are more impacted by the timing of shipments which favor some quarterly periods over others.  Fewer of these custom systems were shipped during Second Quarter 2016.

Our product revenues were not significantly impacted by fluctuations in foreign currency exchange rates when compared to Second Quarter 2015.

Cost of Sales. Cost of sales increased to $161,225,000 during Second Quarter 2016 from $147,736,000 during Second Quarter 2015. This increase of $13,489,000, or 9%, was due to increased sales volume, including the new product revenues from CSZ, higher overhead for our new production facility in Vietnam and a one-time $3,973,000 expense from the purchase accounting impact on inventory for the CSZ acquisition. These higher amounts were partially offset by a higher gross margin percentage.  The gross margin percentage was 30.7% during Second Quarter 2016.  This amount would have been 32.4% without the impact of the one-time purchase accounting impact for CSZ which is 1.7% higher than the gross margin percentage of 30.7% during Second Quarter 2015.  This higher gross margin percentage is due to higher gross margins for CSZ and favorable foreign currency impact on production expenses in Mexican Peso (“MXN”) and Ukraine Hryvnia (“UAH”).  Our manufacturing plants are located in the Ukraine, Macedonia, Mexico, Canada, China and Vietnam.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During Second Quarter 2016, MXN and UAH decreased in value as compared to the U.S. Dollar resulting in lower production costs.

Net Research and Development Expenses. Net research and development expenses were $19,111,000 during Second Quarter 2016 compared to $14,977,000 in Second Quarter 2015, an increase of $4,134,000, or 28%. This increase was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices, battery management systems, advanced automotive electronics solutions and other potential products.  The CSZ acquisition also increased our net research and development expenses by $390,000.  These increases were partially offset by research and development reimbursement totaling $1,621,000 during Second Quarter 2016 and $1,762,000 during Second Quarter 2015.  We expect that our research and development reimbursements as well as some related expenses will decrease during the year due to the expiration of our research program with the U.S. Department of Energy.

We classify development and prototype costs and related reimbursements as net research and development expenses. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. During Second Quarter 2016, we incurred $634,000 in fees and expenses associated with the acquisition of CSZ which was completed on April 1, 2016.  We did not incur any such costs during Second Quarter 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $29,397,000 during Second Quarter 2016 from $24,058,000 during Second Quarter 2015 which included $5,250,000 in selling, general and administrative expenses for CSZ.  Excluding the CSZ expenses selling, general and administrative expenses would have increased by $89,000, or less than 1%.   This amount includes offsetting increases from higher wages and benefits costs resulting from new employee hiring, merit increases and administrative costs associated with the new facility in Vietnam and lower management incentive compensation costs. Our management incentive program includes various forms of equity compensation including stock options, restricted stock and SARs.  Stock options and restricted stock are accounted for using the equity method and are valued at the grant date fair value and amortized over the respective service period of the employee beneficiary.  SARs are accounted for using the liability method since they are settled in cash which requires mark-to-market adjustments based on the current trading price of our Common Stock.  Since the trading price of our Common Stock decreased during Second Quarter 2016, we recorded SAR-related compensation benefit totaling $1,014,000 for the period as compared with an expense of $2,793,000 during Second Quarter 2015, a change that reduced our total selling, general and administrative expense by $3,807,000 quarter to quarter.

Income Tax Expense. We recorded an income tax expense of $5,783,000 during Second Quarter 2016 representing an effective tax rate of 24% on earnings before income tax of $24,229,000.  During Second Quarter 2015, we recorded an income tax expense of $6,734,000 representing an effective tax rate of 26% on earnings before income tax of $26,228,000.   The effective tax rates for Second Quarter 2016 and Second Quarter 2015 were lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

First Half 2016 Compared with First Half 2015

Product Revenues. Our product revenues for the six months ended June 30, 2016 (“First Half 2016”) were $448,434,000 compared with product revenues of $420,350,000 for the six months ended June 30, 2015 (“First Half 2015”), an increase of $28,084,000, or 7%.  This increase was attributable to the acquisition of CSZ, which we acquired on April 1, 2016, continued growth in our automotive seating products, partially offset by lower product revenues from GPT.  Revenues for CSZ during the First Half 2016 were $16,978,000.   Our automotive product revenues were higher during the First Half 2016 including higher sales for CCS which increased by $5,482,000, or 2.7% to $206,959,000, higher sales for Automotive Seat Heaters which increased by $8,340,000, or 6% to $145,080,000 and Steering Wheel Heaters which increased by $4,160,000, or 21% to $24,189,000.  Product revenues from GPT totaled $9,382,000 which represented a decrease of $10,571,000, or 53%.  This decrease partly reflects continued softness in the demand for GPT’s products in North America, which continues to be unfavorably impacted by the market weakness in the oil industry that has carried over to and reduced capital investments being made by GPT’s principal customers that build and operate natural gas pipelines and related natural gas exploration and production companies. During prior quarters, this weakness had been offset by higher sales of products that are sold into geographical markets outside of GPT’s home market of North America.  However, these are typically larger custom products which are more impacted by the timing of shipments which favor some quarterly periods over others.  Fewer of these custom systems were shipped during First Half 2016.

A portion of our product revenues come from sales to customers in foreign countries, much of which are denominated in European Euros but also include sales in Chinese Yuan, South Korean won, Canadian Dollar and Japanese Yen.  Since the end of First Half 2015, the average market value of these currencies declined against the U.S. Dollar, our reporting currency.  Consequently, our foreign currency denominated revenue has resulted in lower U.S. Dollar reported product revenues. Had the First Half 2016 average exchange rates for these currencies been the same as First Half 2015 average exchange rates, our product revenues would have been $4,050,000 higher than that reported for First Half 2016.

Cost of Sales. Cost of sales increased to $308,697,000 during First Half 2016 from $288,075,000 during First Half 2015. This increase of $20,622,000, or 7%, was due to increased sales volume, including the new product revenues from CSZ, higher overhead for our new production facility in Vietnam and a one-time $3,973,000 expense from the purchase accounting effect of inventory for the CSZ acquisition. These higher amounts were partially offset by a higher gross margin percent.  The gross margin percentage was 31.1% during First Half 2016.  This amount would have been 32.0% without the impact of the one-time purchase accounting impact for CSZ which is 0.5% higher than the gross margin percentage of 31.5% during First Half 2015.  This higher gross margin percentage is due to higher gross margins for CSZ and favorable foreign currency impact on production expenses in MXN and UAH.  Our manufacturing plants are located in the Ukraine, Macedonia, Mexico, Canada, China and Vietnam.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During First Half 2016, MXN and UAH decreased in value as compared to the U.S. Dollar resulting in lower production costs.

Net Research and Development Expenses. Net research and development expenses were $34,807,000 during First Half 2016 compared to $29,525,000 in First Half 2015, an increase of $5,282,000, or 18%. This increase was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices, battery management systems, advanced automotive electronics solutions and other potential products.  The CSZ acquisition also increased our net research and development expenses by $390,000.  These increases were partially offset by research and development reimbursement totaling $3,214,000 during First Half 2016 and $3,605,000 during First Half 2015.  We expect that our research and development reimbursements as well as some related expenses will decrease during the year due to the expiration of our research program with the U.S. Department of Energy.

We classify development and prototype costs and related reimbursements as net research and development expenses. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. During First Half 2016, we incurred $671,000 in fees and expenses associated with the acquisition of CSZ which was completed on April 1, 2016.  We did not incur any such costs during First Half 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $52,021,000 during First Half 2016 from $49,003,000 during First Half 2015 which included $5,250,000 in selling, general and administrative expenses for CSZ.  Excluding the CSZ expenses, selling, general and administrative expenses would have decreased by $2,232,000, or 5%.   This decrease is due to lower management incentive expenses partially offset by increases from higher wages and benefits costs resulting from new employee hiring, merit increases and administrative costs associated with the new facility in Vietnam. Our management incentive program includes various forms of equity compensation including stock options, restricted stock and SARs.  Stock options and restricted stock are accounted for using the equity method and are valued at the grant date fair value and amortized over the respective service period of the employee beneficiary.  SARs are accounted for using the liability method since they are settled in cash which requires mark-to-market adjustments based on the current trading price of our Common Stock.  Since the trading price of our Common Stock decreased during First Half 2016, we recorded SAR-related compensation benefit totaling $1,533,000 for the period as compared with an expense of $6,498,000 during First Half 2015, a change that reduced our total selling, general and administrative expense by $8,031,000 quarter to quarter.

Income Tax Expense. We recorded an income tax expense of $21,628,000 during First Half 2016 which included the one-time withholding tax payment totaling $6,300,000 and other adjustments totaling $3,300,000 related to the Reorganization.  Excluding this one-time expense and other adjustments, our income tax expense would have been $12,028,000 representing an effective tax rate of 23% on earnings before income tax of $51,967,000.  During First Half 2015, we recorded an income tax expense of $13,093,000 representing an effective tax rate of 25% on earnings before income tax of $52,407,000.   The effective tax rates for First Half 2016, excluding the one-time expense and other adjustments related to the Reorganization, and First Half 2015 were lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Liquidity and Capital Resources

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings. Based on its current operating plan, management believes cash and cash equivalents at June 30, 2016, together with cash flows from operating activities, are sufficient to meet operating and capital expenditure needs, and to service debt, for the foreseeable future. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could adversely affect our future operations and business strategy.

On March 17, 2016 we completed a refinancing of our existing credit agreement.  See Note 6 to the consolidated condensed financial statements for additional information about the amendment made to the credit agreement. Given our current cash reserves levels and strategic business plans, a portion of the outstanding revolving loan balances could be repaid prior to the due date of March 17, 2021.

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	Six Months Ended June 30,	Twelve Months Ended December 31,
	2016	2015
	(in Thousands)
Cash and cash equivalents at beginning of period	$144,479	$85,700
Cash from operating activities	51,173	104,712
Cash used in investing activities	(104,467)	(62,728)
Cash from financing activities	41,820	24,426
Foreign currency effect on cash and cash equivalents	(998)	(7,631)
Cash and cash equivalents at end of period	$132,007	$144,479

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents decreased by $12,472,000 in First Half 2016. Cash provided by operating activities during First Half 2016 was $51,173,000 and was attributable to net income of $30,339,000, plus non-cash adjustments.  Non-cash adjustments included depreciation and amortization of $17,547,000 and stock compensation of $4,505,000 and change in net operating assets and liabilities of $1,844,000, including working capital items.  Partially offsetting these positive cash flows from operating activities was a deferred income tax benefit of $3,707,000.

As of June 30, 2016, working capital was $246,528,000 as compared to $276,825,000 at December 31, 2015, a decrease of $30,297,000, or 11%.  Aside from the impact of cash and cash equivalents, this decrease was primarily related to increases in accounts payable and accrued liabilities totaling $6,834,000, $57,118,000, respectively.  The accrued income tax liability of approximately $32,000,000 described above is included within accrued liabilities. These decreases in working capital were partially offset by increases in accounts receivable and prepaid expenses and other assets and a decrease in the current maturities of our long-term debt of $25,694,000, $4,843,000 and $4,020,000, respectively.  Accounts receivable primarily increased as a result of increases in product revenues, timing differences between when sales during Second Quarter 2016 were realized compared with sales realized during the fourth quarter of 2015, as well as one-time delays associated with the billing entities involved in the North American reorganization.  See Note 1 to the consolidated condensed financial statement for more information about the reorganization of our North America business. CSZ’s contribution working capital at June 30, 2016 was $11,837,000. Working capital was also affected by changes in currency exchange rates.

Cash used in investing activities was $104,467,000 during First Half 2016, reflecting the acquisition of CSZ  and purchases of property and equipment and related to expansion of production capacity, including construction of new production facilities in Vietnam and Macedonia, and replacement of existing equipment. See Note 3 to the consolidated condensed financial statement included herein for information regarding the acquisition of CSZ.

Cash provided by financing activities was $41,820,000 during First Half 2016, reflecting proceeds borrowed against our amended credit agreement totaling $75,000,000. These proceeds were offset by payments of principal on the Revolving Note and DEG China Loan totaling $31,918,000 in aggregate. As of June 30, 2016, the total availability under the Revolving Note was $125,356,000.  Cash also was paid for cancellations of restricted stock awards and the payment of financing costs associated with the amendment made to our credit agreement totaling $793,000 and $650,000, respectively. See Note 6 to the consolidated condensed financial statements included herein for information the amended credit agreement, DEG China Loan and DEG Vietnam Loan.

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

The Company regularly enters into derivative contracts with the objective of managing our financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $37,503,000 and $0 outstanding as of June 30, 2016 and December 31, 2015, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We had copper commodity swap contracts with a notional value of $2,850,000 and $4,885,000 outstanding at June 30, 2016 and December 31, 2015, respectively.

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

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of June 30, 2016 is set forth in Note 7 to the consolidated condensed financial statements included herein.

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

June 30, 2016

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(In thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$445	$889	$889	$889	$—	—	$3,112	$3,227
Fixed Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%		4.25%
Variable Rate ($USD)	$—	—	—	—	—	123,875	$123,875	$123,875
Average Interest Rate						1.96%	1.96%
Fixed Rate ($USD)	$—	$1,250	$2,500	$2,500	$2,500	$6,250	$15,000	$15,445
Fixed Interest Rate		5.21%	5.21%	5.21%	5.21%	5.21%	5.21%

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

June 30, 2016

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(In thousands except rate information)
$US functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount ($)	$16,585	$5,584	—	—	—	—	$22,169	$152
Average Contract Rate	18.45	19.34					18.67
(Receive CAD/Pay USD$)
Total Contract Amount ($)	$—	$15,334	—	—	—	—	$15,334	$92
Average Contract Rate		1.30					1.30

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

June 30, 2016

	Carrying Amount	Fair Value
On Balance Sheet Commodity Position and Related Derivatives (in thousands)	$(320)	$(320)

	Expected Maturity
	2016	Fair Value
Related Derivatives
Futures Contracts (Long):
Contract Volumes (metric tons)	525
Weighted Average Price (per metric ton)	$5,428
Contract Amount (in thousands) ($)	$2,850	$(320)

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the six months ended June 30, 2016.

ITEM 1A.	RISK FACTORS

In June, 2016, the United Kingdom (U.K.) voted to exit the European Union (“Brexit”) in a referendum vote, which caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Volatility in exchange rates is currently expected to continue in the short term as the U.K. negotiates its exit from the European Union.  The announcement of Brexit and the subsequent negotiations for the withdrawal of the U.K. from the European Union may also create global economic uncertainty, which may impact, among other things, global light vehicle production.  Gentherm does not generate revenues denominated in the British Pound.  Therefore, recent depreciation in the currency as a result of Brexit is not expected to have a significant impact on the Company’s net sales.

There were no other material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.  You should carefully consider the risks and uncertainties described therein.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
2.1	Membership Interest Purchase Agreement, dated as of April 1, 2016, by and among Gentherm Incorporated, Cincinnati Sub-Zero Products, LLC, CSZ Holdings, Inc. and each of the shareholders of CSZ Holdings, Inc.		8-K		2.1	4/4/16
2.2	Real Estate Purchase Agreement, dated April1, 2016, by and between Berke Limited Partnership and Gentherm Products III, LLC.		8-K		2.2	4/4/16
10.1	Designated Borrower Request and Assumption Agreement, dated April 1, 2016, by and between Gentherm Incorporated and Cincinnati Sub-Zero Products, LLC.		8-K		10.1	4/4/16
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1	Section 906 Certification – CEO	X
32.2	Section 906 Certification – CFO	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: July 29, 2016

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: July 29, 2016