Form 10-Q
period 2016-09-30
GENTHERM Inc
filed 2016-10-28
CIK 903129

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At October 27, 2016, there were 36,510,338 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$132,813	$144,479
Accounts receivable, less allowance of $1,698 and $955, respectively	178,965	142,610
Inventory:
Raw materials	64,185	50,371
Work in process	12,909	4,150
Finished goods	30,110	29,662
Inventory, net	107,204	84,183
Deferred income tax assets	7,335	6,716
Prepaid expenses and other assets	38,679	42,620
Total current assets	464,996	420,608
Property and equipment, net	167,336	119,157
Goodwill	52,935	27,765
Other intangible assets, net	62,947	48,461
Deferred financing costs	849	310
Deferred income tax assets	21,882	22,094
Other non-current assets	38,608	8,403
Total assets	$809,553	$646,798
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$88,814	$77,115
Accrued liabilities	111,355	60,823
Current maturities of long-term debt	899	4,909
Deferred tax liabilities	229	211
Derivative financial instruments	806	725
Total current liabilities	202,103	143,783
Pension benefit obligation	6,933	6,545
Other liabilities	3,107	5,026
Long-term debt, less current maturities	140,673	92,832
Deferred income tax liabilities	11,623	14,321
Total liabilities	364,439	262,507
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 36,495,338 and 36,321,775 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	260,598	256,919
Paid-in capital	1,460	(1,282)
Accumulated other comprehensive loss	(47,830)	(51,670)
Accumulated earnings	230,886	180,324
Total shareholders’ equity	445,114	384,291
Total liabilities and shareholders’ equity	$809,553	$646,798

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product revenues	$232,625	$223,818	$681,059	$644,168
Cost of sales	155,931	148,892	464,628	436,967
Gross margin	76,694	74,926	216,431	207,201
Operating expenses:
Net research and development expenses	19,745	14,934	54,552	44,459
Acquisition transaction expenses	22	—	693	—
Selling, general and administrative expenses	29,512	22,543	81,533	71,546
Total operating expenses	49,279	37,477	136,778	116,005
Operating income	27,415	37,449	79,653	91,196
Interest expense	(660)	(759)	(2,287)	(1,867))
Revaluation of derivatives	—	(134)	—	(1,151)
Foreign currency (loss) gain	(873)	420	88	748
Other income	359	487	754	944
Earnings before income tax	26,241	37,463	78,208	89,870
Income tax expense	6,018	9,798	27,646	22,891
Net income	$20,223	$27,665	$50,562	$66,979
Basic earnings per share	$0.55	$0.77	$1.39	$1.86
Diluted earnings per share	$0.55	$0.76	$1.38	$1.84
Weighted average number of shares – basic	36,477	36,110	36,426	35,951
Weighted average number of shares – diluted	36,595	36,482	36,558	36,390

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$20,223	$27,665	$50,562	$66,979
Other comprehensive loss, gross of tax:
Foreign currency translation adjustments gain (loss)	2,230	(4,429)	2,866	(19,312)
Unrealized loss on foreign currency derivative securities	(868)	(460)	(624)	(1,237)
Unrealized gain (loss) on commodity derivative securities	139	(373)	544	(421)
Other comprehensive income (loss), gross of tax	$1,501	$(5,262)	$2,786	$(20,970)
Other comprehensive income (loss), related tax effect:
Foreign currency translation adjustments gain (loss)	(13)	51	1,087	764
Unrealized loss on foreign currency derivative securities	233	125	168	335
Unrealized gain (loss) on commodity derivative securities	(51)	155	(201)	155
Other comprehensive income (loss), related tax effect	$169	$331	$1,054	$1,254
Other comprehensive income (loss), net of tax	$1,670	$(4,931)	$3,840	$(19,716)
Comprehensive income	$21,893	$22,734	$54,402	$47,263

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net income	$50,562	$66,979
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,724	23,123
Deferred income tax benefit	(1,933)	(4,262)
Stock compensation	6,856	4,687
Defined benefit plan expense	151	284
Provision of doubtful accounts	385	309
Gain on revaluation of financial derivatives	—	(951)
Loss on write-off or intangible assets	—	358
Loss (gain) on sale of property and equipment	291	(41)
Changes in operating assets and liabilities:
Accounts receivable	(22,835)	(24,442)
Inventory	(5,647)	(3,829)
Prepaid expenses and other assets	2,826	(1,313)
Accounts payable	6,508	1,722
Accrued liabilities	6,123	3,712
Net cash provided by operating activities	71,011	66,336
Investing Activities:
Proceeds from the sale of property and equipment	45	226
Acquisition of subsidiary, net of cash acquired	(73,593)	(47)
Purchases of property and equipment	(50,742)	(35,728)
Net cash used in investing activities	(124,290)	(35,549)
Financing Activities:
Borrowing of debt	75,000	15,000
Repayments of debt	(32,368)	(4,156)
Excess tax (expense) benefit from equity awards	(277)	1,220
Cash paid for financing costs	(650)	—
Cash paid for the cancellation of restricted stock	(1,196)	(1,475)
Proceeds from the exercise of Common Stock options	1,038	6,468
Net cash provided by financing activities	41,547	17,057
Foreign currency effect	66	(4,372)
Net (decrease) increase in cash and cash equivalents	(11,666)	43,472
Cash and cash equivalents at beginning of period	144,479	85,700
Cash and cash equivalents at end of period	$132,813	$129,172
Supplemental disclosure of cash flow information:
Cash paid for taxes	$18,183	$23,870
Cash paid for interest	$1,963	$1,420
Supplemental disclosure of non-cash transactions:
Common Stock issued to Board of Directors and employees	$3,507	$2,287

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2015	36,322	$256,919	$(1,282)	$180,324	$(51,670)	$384,291
Exercise of Common Stock options for cash	67	1,368	(330)	—	—	1,038
Tax benefit from exercises of Common Stock options	—	—	(277)	—	—	(277)
Cancellation of restricted stock	(28)	(1,196)	—	—	—	(1,196)
Stock option compensation	—	—	3,349	—	—	3,349
Common Stock issued to Board of Directors and employees	134	3,507	—	—	—	3,507
Currency translation, net	—	—	—	—	3,953	3,953
Foreign currency hedge, net	—	—	—	—	(456)	(456)
Commodity hedge, net	—	—	—	—	343	343
Net income	—	—	—	50,562	—	50,562
Balance at September 30, 2016	36,495	$260,598	$1,460	$230,886	$(47,830)	$445,114

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

In addition to the $9,600 in combined withholding taxes, the Reorganization will require the Company to make a one-time income tax payment of approximately $32,000.  The one-time income tax payment was accrued during the first quarter of 2016; however, the Company also recorded an offsetting deferred charge for approximately the same amount because the one-time income tax payment will result in tax deductions against income taxes in future periods. Therefore, the income tax payment did not have a material impact on the Company’s earnings during the first quarter of 2016 and is not expected to have a material impact in any future fiscal quarter.  The income tax payment will be paid during 2017 and is included in accrued liabilities as of September 30, 2016.  The deferred charge is included in other non-current assets as of September 30, 2016.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in the audited annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2015 was derived from audited annual consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain reclassifications of prior year’s amounts have been made to conform with the current year’s presentation.  Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Financial Instruments

In January, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”  ASU 2016-01 requires equity investments not accounted for under the equity method of accounting or which result in consolidation of an investee, that have readily determinable fair values, to be measured at fair value with changes in the fair value recognized in net income.  The update simplifies the impairment assessment for equity investments without readily determinable fair values by requiring assessment for impairment qualitatively, similar to the impairment assessment currently used for long-lived assets, goodwill and indefinite-lived intangible assets.  The amendments in this update also change the disclosure requirements for financial instruments, including eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized costs on the balance sheet.

ASU 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017 and early adoption of the amendments in this update are not permitted.  ASU 2016-01 is not expected to significantly impact the Company.

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

  ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of the amendments in this update are permitted.  Lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of practical expedients, including the ability to use hindsight in evaluating lessee options to extend or terminate a lease.  An entity that elects to apply the practical expedients will be required to recognize a right-of-use asset and lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payment that were tracked and disclosed under previous GAAP.  We are currently in the process of determining the impact the implementation of ASU 2016-02 will have on the Company’s financial statements.

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

ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption of the amendments in this update are permitted. The Company is currently evaluating the guidance to determine the Company's adoption method and the effect it will have on the Company's consolidated financial statements.

Statement of Cash Flows

In August, 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  ASU 2016-15 provides guidance on the classification of eight specific cash receipt and cash payment transactions in the statement of cash flows. The Company is currently evaluating the following transactions to determine the effect ASU 2016-15 will have on the Company’s Consolidated Statements of Cash Flows:

1)	Debt extinguishment payments and debt prepayments are to be shown as cash outflows for financing activities. Presently, Gentherm classifies debt extinguishment payments within operating activities.
2)

Payments made to settle contingent consideration liabilities not made soon after the acquisition date of a business combination should be recognized as cash outflows for financing activities up to the amount of the liability recognized at the acquisition date.  Payments, or the portion of a payment, to settle contingent consideration liabilities that exceed the amount of the liability recognized at the acquisition date will be recognized as cash outflows for operating activities.

3)

Cash receipts from the settlement of insurance claims, excluding those related to corporate-owned life insurance policies  shall be classified on the basis of the related insurance coverage.  For example, proceeds received to cover claims issued under product recall liability insurance would be classified as cash inflows from operating activities.

4)	Cash receipts from the settlement of corporate-owned life insurance policies shall be classified as cash inflows from investing activities.

The other cash receipt and cash payment transactions addressed by this update are not expected to impact the Company. For public companies, ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017 and must be applied retrospectively to all periods presented. Early adoption of the amendments in this update are permitted.

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

ASU 2015-11 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption of the amendments in this update are permitted. ASU 2015-11 is not expected to significantly impact the Company.

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

Results of operations for CSZ are included in the Company’s consolidated condensed financial statements beginning April 1, 2016.  CSZ contributed $31,925 in product revenues and a net loss of $1,551 for the nine month periods ended September 30, 2016.

Purchase Price Allocation

The purchase price of $73,593, net of cash acquired of $985, has been allocated to the values of assets acquired and liabilities assumed as of April 1, 2016.  The allocation of the purchase price is preliminary.  The Company is in the process of obtaining additional information required to finalize the valuation.  An appraisal is currently underway by an independent third party valuation firm to assist management in determining the fair value of acquired assets and assumed liabilities, including identifiable intangible assets.  The final purchase price allocation may be materially different than the preliminary allocation recorded.  The purchase price allocation is expected to be finalized by December 31, 2016.  The preliminary allocation as of April 1, 2016 was as follows:

Accounts receivable	$10,790
Inventory	16,284
Prepaid expenses and other assets	1,143
Property and equipment	12,919
Customer relationships	11,700
Technology	3,200
Trade name	6,370
Goodwill	24,422	[a]
Assumed liabilities	(13,235)

Net assets acquired	73,593
Cash acquired	985

Purchase price	$74,578

(a)	The preliminary amount recorded to goodwill includes an estimate of consideration owed to the seller for a tax gross up.

The gross contractual amount due of accounts receivable is $11,126 of which $336 is expected to be uncollectible.

The purchase price allocation includes an approximate $4,000 step-up in the underlying net book value of the inventory to its fair value.  This inventory was sold to customers and expensed to cost of sales during the three month period ended June 30, 2016.

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

(Unaudited)

Note 3 – Cincinnati Sub-Zero Acquisition – Continued

Supplemental Pro Forma Information

The unaudited pro forma combined historical results including the amounts of CSZ’s revenue and earnings that would have been included in the Company’s consolidated condensed statements of income had the acquisition date been January 1, 2016 or January 1, 2015 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2016	2015
Product revenues	$237,690	$696,964	$687,327
Net income	$25,182	$50,955	$65,054
Basic earnings per share	$0.70	$1.40	$1.81
Diluted earnings per share	$0.69	$1.39	$1.79

The pro forma information includes adjustments for the effect of the amortization of intangible assets recognized in the acquisition.  This pro forma information is not indicative of future operating results.

Goodwill

We recorded goodwill of approximately $24,422 arising from the acquisition. The acquired goodwill represents intangible assets that do not qualify for separate recognition. It is estimated that all of the goodwill recognized will be deductible for income tax purposes.

Intangible Assets

In conjunction with the acquisition, intangible assets of $21,270 were recorded. The Company’s estimate of the fair value of these assets at the time of the acquisition is preliminary and will be determined with the assistance of an independent third-party valuation firm. As part of the estimated valuation, an estimated useful life for the assets was determined.

Intangible assets, net consisted of the following:

	September 30, 2016
	Gross Value	Accumulated Amortization	Net Value	Useful Life
Customer relationships	$11,700	$390	$11,310	15 yrs
Technology	3,200	260	2,940	5 -7 yrs
Trade name	6,370	—	6,370	Indefinite
Total	$21,270	$650	$20,620

Amortization expense of $327 and $650 for the three and nine months ended September 30, 2016 was recorded as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Product revenues	$197	$390
Selling, general and administrative expense	130	260

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 3 – Cincinnati Sub-Zero Acquisition – Continued

Amortization expense for the prospective five years is estimated to be as follows:

October 1, 2016 through December 31, 2016	$325
2017	$1,300
2018	$1,300
2019	$1,300
2020	$1,300
2021	$1,135

Property, Plant & Equipment

Property and equipment consist of the following:

Asset category	Useful life	Amount
Land	Indefinite	$1,630
Buildings	20 yrs	6,024
Machinery and equipment	5-7 yrs	3,718
Computer hardware and software	3-5 yrs	586
Assets under construction		961

		$12,919

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

The following summarizes the Common Stock included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average number of shares for calculation of basic EPS	36,477,044	36,110,360	36,425,626	35,951,430
Stock options under equity incentive plans	117,537	371,351	132,737	438,612
Weighted average number of shares for calculation of diluted EPS	36,594,581	36,481,711	36,558,363	36,390,042

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options outstanding for equity incentive plans	1,455,534	5,534	1,455,534	5,534

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

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three and nine month periods ended September 30, 2016 and 2015. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of September 30, 2016, goodwill assigned to our Automotive and Industrial segments were $22,362 and $30,573, respectively. As of September 30, 2015, goodwill assigned to our Automotive and Industrial segments were $22,218 and $6,305, respectively.

Three Months Ended September 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2016:
Product revenues	$212,566	$20,059	$—	$232,625
Depreciation and amortization	8,631	989	557	10,177
Operating income (loss)	54,408	(4,899)	(22,094)	27,415
2015:
Product revenues	$202,734	$21,084	$—	$223,818
Depreciation and amortization	6,956	450	394	7,800
Operating income (loss)	42,123	3,871	(8,545)	37,449

Nine Months Ended September 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2016:
Product revenues	$634,642	$46,417	$—	$681,059
Depreciation and amortization	23,566	2,578	1,580	27,724
Operating income (loss)	133,271	(14,628)	(38,990)	79,653
2015:
Product revenues	$603,131	$41,037	$—	$644,168
Depreciation and amortization	20,157	1,343	1,623	23,123
Operating income (loss)	124,875	959	(34,638)	91,196

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Segment Reporting – Continued

Total product revenues information by geographic area is as follows:

	Three Months Ended September 30,
	2016		2015
United States	$117,815	51%	$99,833	45%
China	21,573	9%	24,092	11%
Germany	17,670	8%	18,449	8%
South Korea	16,295	7%	18,271	8%
Japan	10,532	4%	10,965	5%
Canada	9,440	4%	7,353	3%
Czech Republic	9,302	4%	7,522	3%
United Kingdom	6,824	3%	6,199	3%
Mexico	5,288	2%	12,441	6%
Other	17,886	8%	18,693	8%
Total Non U.S.	114,810	49%	123,985	55%
	$232,625	100%	$223,818	100%

	Nine Months Ended September 30,
	2016		2015
United States	$332,693	49%	$293,904	45%
China	57,983	9%	58,452	9%
South Korea	56,443	8%	62,347	10%
Germany	54,261	8%	56,088	9%
Japan	32,545	5%	33,482	5%
Czech Republic	29,264	4%	20,757	3%
Canada	28,513	4%	18,928	3%
United Kingdom	20,561	3%	19,825	3%
Mexico	16,848	2%	23,200	4%
Other	51,948	8%	57,185	9%
Total Non U.S.	348,366	51%	350,264	55%
	$681,059	100%	$644,168	100%

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

Under the Amended Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate”) or Eurocurrency rate (“Eurocurrency Rate”), plus a margin (“Applicable Rate”).   The Base Rate is equal to the highest of the Federal Funds Rate (0.29% at September 30, 2016) plus 0.50%, Bank of America’s prime rate (3.50% at September 30, 2016), or a one month Eurocurrency rate (0.00% at September 30, 2016) plus 1.00%. The Eurocurrency Rate for loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (0.53% at September 30, 2016).   All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans.  Interest is payable quarterly.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 6 – Debt – Continued

The following table summarizes the Company’s debt at September 30, 2016 and at December 31, 2015.

	September 30, 2016		December 31, 2015
	Interest Rate	Principal Balance	Principal Balance
Credit Agreement:
U.S. Term Loan		$—	$46,875
Europe Term Loan		—	20,369
Revolving Note (U.S. Dollar Denominations)	2.02%	123,875	12,000
DEG China Loan	4.25%	2,697	3,497
DEG Vietnam Loan	5.21%	15,000	15,000
Total debt		141,572	97,741
Current portion		(899)	(4,909)
Long-term debt, less current maturities		$140,673	$92,832

The scheduled principal maturities of our debt as of September 30, 2016 are as follows:

Year	Revolving Note (U.S. Dollar)	DEG China Note	DEG Vietnam Note	Total
2016	$—	$—	$—	$—
2017	—	899	1,250	2,149
2018	—	899	2,500	3,399
2019	—	899	2,500	3,399
2020	—	—	2,500	2,500
2021	123,875	—	2,500	126,375
Thereafter	—	—	3,750	3,750
Total	$123,875	$2,697	$15,000	$141,572

Principal outstanding under the Revolving Note will be due and payable in full on March 17, 2021. As of September 30, 2016, we were in compliance with all terms as outlined in the Amended Credit Agreement, DEG China Loan and DEG Vietnam Loan.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $29,234 and $0 outstanding as of September 30, 2016 and December 31, 2015, respectively.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 7 – Derivative Financial Instruments – Continued

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We had copper commodity swap contracts with a notional value of $1,628 and $4,885 outstanding at September 30, 2016 and December 31, 2015, respectively.

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

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of September 30, 2016 is as follows:

			Liability Derivatives		Net Liabilities
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value
Foreign currency derivatives	Cash flow hedge	Level 2	Current liabilities	$(625)	$(625)
Commodity derivatives	Cash flow hedge	Level 2	Current liabilities	$(181)	$(181)

Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

	Location	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Foreign currency derivatives	Revaluation of derivatives	$—	$(2,526)	$—	$3,752
	Cost of sales	(112)	(694)	23	(1,014)
	Selling, general and administrative	—	(235)	139	(189)
	Other comprehensive income	(868)	(460)	(624)	(1,237)
	Foreign currency gain	(41)	31	108	320
Total foreign currency derivatives		$(1,021)	$(3,884)	$(354)	$1,632
Currency related interest rate swap	Revaluation of derivatives	—	2,392	—	(4,903)
Commodity derivatives	Cost of sales	$(157)	$—	$(510)	$—
	Other comprehensive income	139	(373)	544	(421)
Total commodity derivatives		$(18)	$(373)	$34	$(421)

We did not incur any hedge ineffectiveness during the three and nine months ended September 30, 2016 and 2015.

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

Except for derivative instruments (see Note 7), pension liabilities, pension plan assets and a corporate owned life insurance policy, the Company has no material financial assets and liabilities that are carried at fair value at September 30, 2016 and December 31, 2015. The carrying amounts of financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short maturity of such instruments. The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  The carrying values of the Company’s Amended Credit Agreement indebtedness for the periods ending September 30, 2016 and December 31, 2015, respectively, were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).  Discount rates used to measure the fair value of Gentherm’s DEG Vietnam Loan and DEG China Loan are based on quoted swap rates.  As of September 30, 2016, the carrying values of the DEG Vietnam Loan and DEG China Loan were $15,000 and $2,697, respectively, as compared to an estimated fair value of $15,500 and $2,800 respectively. As of December 31, 2015, the carrying value of the DEG Vietnam Loan and DEG China Loan were $15,000 and $3,497, respectively, as compared to an estimated fair value of $15,100 and $3,600, respectively.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of September 30, 2016 and December 31, 2015, the Company did not realize any changes to the fair value of these assets due to the non-occurrence of events or circumstances that could negatively impact their recoverability.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 9 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the three months ended September 30, 2016 and September 30, 2015 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives		Total
Balance at June 30, 2016	$(2,060)	$(47,645)	$26	$179		$(49,500)
Other comprehensive income (loss) before reclassifications	—	2,230	(8)	(818)		1,404
Income tax effect of other comprehensive income (loss) before reclassifications	—	(13)	3	220		210
Amounts reclassified from accumulated other comprehensive income (loss) into net income	—	—	147 [a]	(50)	[a]	97
Income taxes reclassified into net income	—	—	(54)	13		(41)
Net current period other comprehensive income (loss)	—	2,217	88	(635)		1,670
Balance at September 30, 2016	$(2,060)	$(45,428)	$114	$(456)		$(47,830)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives	Total
Balance at June 30, 2015	$(2,673)	$(37,230)	$(48)	$(577)	$(40,528)
Other comprehensive income (loss) before reclassifications	—	(4,429)	(392)	(873)	(5,694)
Income tax effect of other comprehensive income (loss) before reclassifications	—	51	162	237	450
Amounts reclassified from accumulated other comprehensive income (loss) into net income	—	—	19 [a]	413 [a]	432
Income taxes reclassified into net income	—	—	(7)	(112)	(119)
Net current period other comprehensive income (loss)	—	(4,378)	(218)	(335)	(4,931)
Balance at September 30, 2015	$(2,673)	$(41,608)	$(266)	$(912)	$(45,459)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 9 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss) – Continued

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the nine months ended September 30, 2016 and September 30, 2015 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2015	$(2,060)	$(49,381)	$(229)	$—		$(51,670)
Other comprehensive income (loss) before reclassifications		2,866	94	(117)		2,843
Income tax effect of other comprehensive income (loss) before reclassifications	—	1,087	(35)	32		1,084
Amounts reclassified from accumulated other comprehensive income (loss) into net income	—	—	450 [a]	(507)	[a]	(57)
Income taxes reclassified into net income	—	—	(166)	136		(30)
Net current period other comprehensive income (loss)	—	3,953	343	(456)		3,840
Balance at September 30, 2016	$(2,060)	$(45,428)	114	(456)		(47,830)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives	Total
Balance at December 31, 2014	$(2,673)	$(23,060)	$—		$(10)	$(25,743)
Other comprehensive income (loss) before reclassifications	—	(19,312)	(419)		(1,746)	(21,477)
Income tax effect of other comprehensive income (loss) before reclassifications	—	764	162		473	1,399
Amounts reclassified from accumulated other comprehensive income (loss) into net income	—	—	(2)	[a]	509 [a]	507
Income taxes reclassified into net income	—	—	(7)		(138)	(145)
Net current period other comprehensive income (loss)	—	(18,548)	(266)		(902)	(19,716)
Balance at September 30, 2015	$(2,673)	$(41,608)	$(266)		$(912)	$(45,459)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

We expect all of the existing gains and losses related to foreign currency and commodity derivatives reported in accumulated other comprehensive income as of September 30, 2016 to be reclassified into earnings during the twelve month period ending December 31, 2016.

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

Third Quarter 2016 Compared with Third Quarter 2015

Product Revenues. Our product revenues for the three months ended September 30, 2016 (“Third Quarter 2016”) were $232,625,000 compared with product revenues of $223,818,000 for the three months ended September 30, 2015 (“Third Quarter 2015”), an increase of $8,807,000, or 4%.  This increase was attributable to the acquisition of CSZ, which we acquired on April 1, 2016, and continued growth in our automotive products, partially offset by lower product revenues from Gentherm Global Power Technologies (“GPT”).  Revenues for CSZ during the Third Quarter 2016 were $14,947,000.   Our automotive product revenues were higher during the Third Quarter 2016 including higher sales for Climate Controlled Seats (“CCS”) which increased by $1,944,000, or 2% to $101,028,000, higher sales for Automotive Seat Heaters which increased by $7,077,000, or 10% to $75,442,000 and Steering Wheel Heaters which increased by $1,977,000, or 18% to $12,914,000.  Product revenues from GPT totaled $5,112,000 which represented a decrease of $15,972,000, or 76%.  This decrease partly reflects continued softness in the demand for GPT’s products in North America, which continues to be unfavorably impacted by the market weakness in the oil industry that has carried over to and reduced capital investments being made by GPT’s principal customers that build and operate natural gas pipelines and related natural gas exploration and production companies. During prior quarters, this weakness had been offset by higher sales of products that are sold into geographical markets outside of GPT’s home market of North America.  However, these are typically larger custom products which are more impacted by the timing of shipments which favor some quarterly periods over others.  Fewer of these custom systems were shipped during Third Quarter 2016.

Our product revenues were not significantly impacted by fluctuations in foreign currency exchange rates when compared to Third Quarter 2015.

Cost of Sales. Cost of sales increased to $155,931,000 during Third Quarter 2016 from $148,892,000 during Third Quarter 2015. This increase of $7,039,000, or 5%, was due to increased sales volume, including the new product revenues from CSZ and higher overhead for our new production facilities in Vietnam and Macedonia.  The gross margin percentage was 33.0% during Third Quarter 2016 representing a slight decrease from 33.5% during Third Quarter 2015.  The lower gross margin was due to the lower GPT revenue, which has a higher gross margin percentage, offset partially by a favorable foreign currency impact on production expenses.

Net Research and Development Expenses. Net research and development expenses were $19,745,000 during Third Quarter 2016 compared to $14,934,000 in Third Quarter 2015, an increase of $4,811,000, or 32%. This increase was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices, battery management systems, advanced automotive electronics solutions and other potential products.

Many of these new products have begun to reach the more cost intensive phases that typically occur after we receive firm customer orders or later as we ramp up our manufacturing operations specific to these products.  Important examples include battery thermal management and a new automotive electronic control module, which will begin shipping at the end of 2017 and in early 2019, respectively.  During Third Quarter 2016 our expenses associated with battery thermal management totaled $1,000,000 and were $500,000 for the electronic module.  We estimate that these two products will add over $50,000,000 in annual revenue by the time they reach their full run rate in 2019 based on current awarded programs and are likely to grow rapidly in later periods.  The growth in the battery thermal management product is expected to mirror an expected rapid growth in 48-volt mild hybrid automotive drive trains for which it is designed whereas the growth in the electronic control module product is anticipated to be driven by market share penetration due to an important design innovation that we believe gives us an important competitive advantage.

The CSZ acquisition also increased our net research and development expenses by $755,000.  These increases were partially offset by research and development reimbursement totaling $1,236,000 during Third Quarter 2016 and $3,276,000 during Third

Quarter 2015.  We expect that our research and development reimbursements as well as some related expenses will decrease during the year due to the expiration of our research program with the U.S. Department of Energy.

We classify development and prototype costs and related reimbursements as net research and development expenses. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. During Third Quarter 2016, we incurred $22,000 in fees and expenses associated with the acquisition of CSZ which was completed on April 1, 2016.  We did not incur any such costs during Third Quarter 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $29,512,000, which included $4,670,000 in selling, general and administrative expenses for CSZ, during Third Quarter 2016 from $22,543,000 during Third Quarter 2015.  Excluding the CSZ expenses, selling, general and administrative expenses increased by $2,299,000, or 10%.   This amount includes costs associated with two important business software application implementation projects totaling $1,324,000 and a smaller benefit from stock appreciation rights (“SAR’s”) granted to our employees of $1,036,000.

During 2016 we launched projects to implement a new human resource management system (“HRMS”) and a new product lifecycle management application (“PLM”).  These new business applications are essential to support our future growth in both core product lines and for new products currently in development.  Our current solutions have become outdated due to our past growth.  Expenses for these projects during Third Quarter 2016 include both ongoing subscription expenses of $589,000 and implementation costs of $735,000.  The quarterly implementation costs will increase over the next several quarterly periods but are expected to be completed by the end of 2017 at which time we will have a much improved capacity to accommodate additional growth at a more efficient cost.

Our management incentive program includes various forms of equity compensation including stock options, restricted stock and SARs.  Stock options and restricted stock are accounted for using the equity method and are valued at the grant date fair value and amortized over the respective service period of the employee beneficiary.  SARs are accounted for using the liability method since they are settled in cash which requires mark-to-market adjustments based on the current trading price of our Common Stock.  Since the trading price of our Common Stock decreased during Third Quarter 2016 and Third Quarter 2015.  We recorded SAR-related compensation benefits totaling $238,000 for Third Quarter 2016 as compared with a benefit of $1,274,000 during Third Quarter 2015, a change that increased our total selling, general and administrative expense by $1,036,000 quarter to quarter.

Income Tax Expense. We recorded an income tax expense of $6,018,000 during Third Quarter 2016 representing an effective tax rate of 23% on earnings before income tax of $26,241,000.  During Third Quarter 2015, we recorded an income tax expense of $9,798,000 representing an effective tax rate of 26% on earnings before income tax of $37,463,000.  This reduction was due to lower average tax rates on our foreign income. The effective tax rates for Third Quarter 2016 and Third Quarter 2015 were lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Year to Date 2016 Compared with Year to Date 2015

Product Revenues. Our product revenues for the nine months ended September 30, 2016 (“YTD 2016”) were $681,059,000 compared with product revenues of $644,168,000 for the nine months ended September 30, 2015 (“YTD 2015”), an increase of $36,891,000, or 6%.  This increase was attributable to the acquisition of CSZ, which we acquired on April 1, 2016, and continued growth in our automotive seating products, partially offset by lower product revenues from GPT.  Revenues for CSZ during YTD 2016 were $31,925,000.   Our automotive product revenues were higher during YTD 2016 including higher sales for CCS which increased by $7,462,000, or 2% to $307,993,000, higher sales for Automotive Seat Heaters which increased by $15,417,000, or 8% to $220,522,000 and Steering Wheel Heaters which increased by $6,137,000, or 20% to $37,103,000.  Product revenues from GPT totaled $14,492,000 which represented a decrease of $26,550,000, or 65%.  This decrease partly reflects continued softness in the demand for GPT’s products in North America, which continues to be unfavorably impacted by the market weakness in the oil industry that has carried over to and reduced capital investments being made by GPT’s principal customers that build and operate natural gas pipelines and related natural gas exploration and production companies. During prior quarters, this weakness had been offset by higher sales of products that are sold into geographical markets outside of GPT’s home market of North America.  However, these are typically larger custom products which are more impacted by the timing of shipments which favor some quarterly periods over others.  Fewer of these custom systems were shipped during YTD 2016.

A portion of our product revenues come from sales to customers in foreign countries, much of which are denominated in European Euros but also include sales in Chinese Yuan, South Korean Won, Canadian Dollar and Japanese Yen.  Since the end of YTD 2015, the average market value of these currencies declined against the U.S. Dollar, our reporting currency.  Consequently, our foreign currency denominated revenue has resulted in lower U.S. Dollar reported product revenues. Had the YTD 2016 average exchange rates for these currencies been the same as YTD 2015 average exchange rates, our product revenues would have been $3,300,000 higher than that reported for YTD 2016.

Cost of Sales. Cost of sales increased to $464,628,000 during YTD 2016 from $436,967,000 during YTD 2015. This increase of $27,661,000, or 6%, was due to increased sales volume, including the new product revenues from CSZ, higher overhead for our new production facility in Vietnam and a one-time $3,973,000 expense from the purchase accounting effect of inventory for the CSZ acquisition.  The gross margin percentage was 31.8% during YTD 2016.  This amount would have been 32.3% without the impact of the one-time purchase accounting impact for CSZ which is 0.1% higher than the gross margin percentage of 32.2% during YTD 2015.  This higher gross margin percentage is due to higher gross margins for CSZ and favorable foreign currency impact on production expenses in MXN and UAH and partially offset by lower revenue for GPT which has a higher gross margin percent.  Our manufacturing plants are located in the Ukraine, Macedonia, Mexico, Canada, China and Vietnam.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During YTD 2016, MXN and UAH decreased in value as compared to the U.S. Dollar resulting in lower production costs.

Net Research and Development Expenses. Net research and development expenses were $54,552,000 during YTD 2016 compared to $44,459,000 in YTD 2015, an increase of $10,093,000, or 23%. This increase was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices, battery management systems, advanced automotive electronics solutions and other potential products.  The CSZ acquisition also increased our net research and development expenses by $1,144,000.  These increases were partially offset by research and development reimbursement totaling $4,450,000 during YTD 2016 and $6,882,000 during YTD 2015.  We expect that our research and development reimbursements as well as some related expenses will decrease during the year due to the expiration of our research program with the U.S. Department of Energy.

We classify development and prototype costs and related reimbursements as net research and development expenses. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. During YTD 2016, we incurred $693,000 in fees and expenses associated with the acquisition of CSZ which was completed on April 1, 2016.  We did not incur any such costs during YTD 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $81,533,000, which included $10,218,000 in selling, general and administrative expenses for CSZ, during YTD 2016 from $71,546,000 during YTD 2015.  Excluding the CSZ expenses, selling, general and administrative expenses decreased by $231,000, or less than 1%.   This small decrease resulted from lower management incentive expenses mostly being offset by higher operating expenses from the new HRMS and PLM business software implementation projects totaling $1,918,000 and from higher wages and benefits costs resulting from new employee hiring, merit increases and administrative costs associated with the new facilities in Vietnam and Macedonia.

Since the trading price of our Common Stock decreased during YTD 2016 but increased during YTD 2015, we recorded SAR-related compensation benefit totaling $1,713,000 for YTD 2016 as compared with an expense of $5,224,000 during YTD 2015, a change that reduced our total selling, general and administrative expense by $6,937,000 YTD to YTD.

Income Tax Expense. We recorded an income tax expense of $27,646,000 during YTD 2016 which included the one-time withholding tax payment totaling $6,300,000 and other adjustments totaling $3,300,000 related to the Reorganization.  Excluding this one-time expense and other adjustments, our income tax expense would have been $18,046,000 representing an effective tax rate of 23% on earnings before income tax of $78,208,000.  During YTD 2015, we recorded an income tax expense of $22,891,000 representing an effective tax rate of 25% on earnings before income tax of $89,870,000.   This reduction was due to lower average tax rates on our foreign income. The effective tax rates for YTD 2016, excluding the one-time expense and other adjustments related to the reorganization, and YTD 2015 were lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Liquidity and Capital Resources

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings. Based on its current operating plan, management believes cash and cash equivalents at September 30, 2016, together with cash flows from operating activities, are sufficient to meet operating and capital expenditure needs, and to service debt, for the foreseeable future. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could adversely affect our future operations and business strategy.

On March 17, 2016 we completed a refinancing of our existing credit agreement.  See Note 6 to the consolidated condensed financial statements for additional information about the amendment made to the credit agreement. Given our current cash reserves levels and strategic business plans, a portion of the outstanding revolving loan balances could be repaid prior to the due date of March 17, 2021.

The following table represents our cash and cash equivalents and short-term investments which are available for our business operations:

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2016	2015
	(in Thousands)
Cash and cash equivalents at beginning of period	$144,479	$85,700
Cash from operating activities	71,011	104,712
Cash used in investing activities	(124,290)	(62,728)
Cash from financing activities	41,547	24,426
Foreign currency effect on cash and cash equivalents	66	(7,631)
Cash and cash equivalents at end of period	$132,813	$144,479

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents decreased by $11,666,000 during YTD 2016. Cash provided by operating activities during YTD 2016 was $71,011,000 and was attributable to net income of $50,562,000, plus non-cash adjustments.  Non-cash adjustments included depreciation and amortization of $27,724,000 and stock compensation of $6,856,000. Partially offsetting these positive cash flows from operating activities was a deferred income tax benefit of $1,825,000 and a change in net operating assets and liabilities of $13,025,000, including working capital items.

As of September 30, 2016, working capital was $262,893,000 as compared to $276,825,000 at December 31, 2015, a decrease of $13,932,000, or 5%.  Aside from the impact of cash and cash equivalents, this decrease was primarily related to increases in accounts payable and accrued liabilities and decreases in prepaid expenses and other assets totaling $11,699,000, $50,532,000 and $3,941,000, respectively.  The accrued income tax liability of approximately $32,000,000 described above is included within accrued liabilities. These decreases in working capital were partially offset by increases in accounts receivable and inventory and a decrease in the current maturities of our long-term debt of $36,355,000, $23,021,000 and $4,010,000, respectively.  Accounts receivable primarily increased as a result of increases in product revenues, timing differences between when sales during Third Quarter 2016 were realized compared with sales realized during the fourth quarter of 2015, as well as one-time delays associated with the billing entities involved in the North American reorganization.  See Note 1 to the consolidated condensed financial statement for more information about the reorganization of our North America business. CSZ’s contribution to working capital at September 30, 2016 was $14,308,000. Working capital was also affected by changes in currency exchange rates.

Cash used in investing activities was $124,290,000 during YTD 2016, reflecting the acquisition of CSZ  and purchases of property and equipment and related to expansion of production capacity, including construction of new production facilities in Mexico, Vietnam and Macedonia, and replacement of existing equipment. See Note 3 to the consolidated condensed financial statement included herein for information regarding the acquisition of CSZ.

Cash provided by financing activities was $41,547,000 during YTD 2016, reflecting proceeds borrowed against our amended credit agreement totaling $75,000,000. These proceeds were offset by payments of principal on the Revolving Note and DEG China Loan totaling $32,368,000 in aggregate. As of September 30, 2016, the total availability under the Revolving Note was $125,341,000.  Cash also was paid for cancellations of restricted stock awards and the payment of financing costs associated with the amendment made to our credit agreement totaling $1,196,000 and $650,000, respectively. See Note 6 to the consolidated condensed financial statements included herein for information the amended credit agreement, DEG China Loan and DEG Vietnam Loan.

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

The Company regularly enters into derivative contracts with the objective of managing our financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $29,234,000 and $0 outstanding as of September 30, 2016 and December 31, 2015, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We had copper commodity swap contracts with a notional value of $1,628,000 and $4,885,000 outstanding at September 30, 2016 and December 31, 2015, respectively.

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

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of September 30, 2016 is set forth in Note 7 to the consolidated condensed financial statements included herein.

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

September 30, 2016

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(In thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$—	$899	$899	$899	$—	—	$2,697	$2,800
Fixed Interest Rate		4.25%	4.25%	4.25%			4.25%
Variable Rate ($USD)	$—	—	—	—	—	123,875	$123,875	$123,875
Average Interest Rate						2.02%	2.02%
Fixed Rate ($USD)	$—	$1,250	$2,500	$2,500	$2,500	$6,250	$15,000	$15,500
Fixed Interest Rate		5.21%	5.21%	5.21%	5.21%	5.21%	5.21%

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

September 30, 2016

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(In thousands except rate information)
$US functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount ($)	$8,316	$5,584	—	—	—	—	$13,900	$(557)
Average Contract Rate	18.40	19.34					18.78
(Receive CAD/Pay USD$)
Total Contract Amount ($)	$—	$15,334	—	—	—	—	$15,334	$(68)
Average Contract Rate		1.30					1.30

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

September 30, 2016

	Carrying Amount	Fair Value
On Balance Sheet Commodity Position and Related Derivatives (in thousands)	$(181)	$(181)

	Expected Maturity
	2016	Fair Value
Related Derivatives
Futures Contracts (Long):
Contract Volumes (metric tons)	300
Weighted Average Price (per metric ton)	$5,428
Contract Amount (in thousands) ($)	$1,628	$(181)

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the nine months ended September 30, 2016.

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

Date: October 28, 2016

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: October 28, 2016