Form 10-K
period 2016-12-31
GENTHERM Inc
filed 2017-02-23
CIK 903129

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, was $1,229,922,000. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the Common Stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of February 22, 2017, there were 36,582,911 issued and outstanding shares of Common Stock of the registrant.

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

General

Gentherm Incorporated is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies.  Our products provide solutions for automotive passenger comfort and convenience, battery thermal management, remote power generation, patient temperature management, environmental product testing  and other consumer and industrial temperature control needs. Our automotive products can be found on the vehicles of nearly all major automotive manufacturers operating in North America, Europe and Asia.  We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and to identify future thermal technology product opportunities in both automotive and other markets.   We concentrate our research on the development of new technologies and new applications from existing technologies to create product and market opportunities for a wide array of thermal management solutions.

The Company has two reportable segments for financial reporting purposes: Automotive and Industrial.

Automotive

The Automotive reporting segment is comprised of the results from our global automotive businesses and individual convenience products. Operating results from our automotive seat comfort systems, specialized automotive cable systems and other automotive and non-automotive thermal convenience products are all reported in the automotive segment because of their complementary focus on automotive content and/or individual comfort and convenience.

Automotive seat comfort systems include seat heaters, variable temperature Climate Control Seats  (“CCS”) designed to provide individualized thermal comfort to automobile passengers, and integrated electronic components, such as blowers and electronic control units, that utilize our proprietary electronics technology.  Specialized automotive cable system products include ready-made wire harnesses and related wiring products. Other automotive products include the automotive steering wheel heater, heated door and armrests, heated and cooled cup holders and thermal storage bins.

Industrial

The Industrial reporting segment represents the combined results from our remote power generation systems business, our patient temperature management systems business, our environmental testing equipment and services business and our advanced research and product development division.  The advanced research and product development division is engaged in projects to improve the efficiency of thermal management technologies and to develop, market, and distribute products based on these new technologies.  The operating results from these businesses and division are presented together as one reporting segment because of their joint concentration on identifying new industrial markets and product applications based on thermal management technologies.  See “Research and Development” below for a description of our internal and external research and development initiatives.

See Note 11 of the consolidated financial statements for information regarding the Company’s segment revenues from external customers, including geographic composition, operating income, depreciation and amortization, and goodwill. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at the segment level.

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
•

Penetrating new markets and industries by creating new innovative solutions and products such as battery thermal management, waste heat recovery, remote power generation, medical patient temperature management, customized testing systems, and heated and cooled mattresses and office furniture, among others;

•	Continuing to expand our intellectual property portfolio; and
•	Acquiring other companies that enhance our other strategic business elements.

Research and Development

Our research and development activities are an essential part of our efforts to develop new, innovative products and introduce them to the market.  Through both internal and external research and development programs, we are working to develop a comprehensive knowledge of thermal management systems that can demonstrate functionality and performance.  These activities are critical to optimizing energy and production efficiencies and to improving effectiveness in our products, making them less complex, easier to package and less expensive to manufacture and install.

We perform advanced research and development on thermal management systems, including the development and testing of new materials, to achieve increased efficiency and reliability. We engineer new applications of our existing products in order to meet design criteria compatible with each of our customers’ unique requirements.  We believe there are substantial prospects for the design and development of innovative thermal management systems in applications outside of the industries served by our current product lines.

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

Research and development is conducted around the globe, including at our world headquarters in Northville, Michigan, our test laboratory in Farmington Hills, Michigan, our advanced battery research facility in Irvine, California, our advanced materials research facilities in Azusa, California, our European research facility in Odelzhausen, Germany, our industrial application research facility in Calgary, Canada, our medical application research facility in Cincinnati, Ohio and our electronics design and advanced testing facility in Shanghai, China.  Additional product development is performed at all of our manufacturing facilities to support customers.  We believe the localized development model employed at our global design and manufacturing facilities improves our ability to effectively serve our customers and increases our innovative capacity in the future.

Net research and development expense in 2016, 2015 and 2014 was $72,923,000, $59,604,000, and $57,526,000, respectively. Because of changing levels of research and development activity, our research and development expenses fluctuate from period to period.

Technologies

Gentherm’s expertise in thermal management is focused on two general areas: managing the thermal conditions of people and objects and managing the thermal energy conversion to electrical energy.

Thermoelectric Technologies

Many of our thermal products manage the thermal conditions of people and objects using our internally developed advanced thermoelectric device (“TED”) technology. A TED is a solid state circuit that has the capability to produce both hot and cold thermal conditions by use of the Peltier effect. The advantages of advanced TEDs over conventional compressed gas systems are that they are environmentally friendly and less complex as they have no moving parts and are compact and light weight.  For the last 16 years, our work on this technology has yielded great improvements in areas of efficiency, durability and performance.

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

Electronics

Gentherm manufactures and supplies electronics to our core thermal seat comfort, interior comfort and thermal convenience products.  We also supply electronics for products outside this core set and have won our first contract to supply value-added electronic products to third parties for adjacent areas within the automotive interior, which is scheduled to launch in 2019.  Our electronics will also be incorporated into consumer and commercial products currently under development.

Automotive Cable Systems

Gentherm produces automotive cable systems used to connect automotive components to sources of power. The automotive cable systems are an important element in the production of virtually all of our products and form a significant component in how we generate value to our customers by being an efficient, low-cost and high quality manufacturer. We offer cable systems as integrated parts of our products and also as stand-alone components for other automotive applications, such as oxygen sensors.  Our cable systems business includes both ready-made individual cables and ready-to-install cable networks. Sales of products that utilize our automotive cable systems technology represent 9%, 10% and 10% of our total product revenues for the twelve-month period ending December 31, 2016, 2015 and 2014, respectively.

Air Moving Devices

Our highly durable and quiet air moving devices, including our proprietary blower and fan designs, are essential to all of our products that require air movement.  Production of integrated air moving devices is an example of our expanding manufacturing capabilities and is an important step toward our goal of becoming a full service provider of sub-systems.

Refrigeration Systems

Refrigeration systems are used in environmental test chambers to cool various products. In most cases the products are heated to a higher temperature (85°C and up) and then cooled down. The heat up and cool down rates are important to thoroughly test the product. Generally products are cooled to -40°C or below. To accomplish this, specialized refrigeration systems are required. Single stage refrigeration systems can cool chambers to -34°C. Two-stage refrigeration systems can achieve -50°C . Cascade refrigeration systems can cool down to -85°C. The customers’ applications determine the temperature range needed.

Other Technologies

We are developing new technologies that will help enable improvements to existing products and create new product applications.

Products

Seat Comfort

Climate Control SeatTM

Our CCS products utilize exclusive patented technology to regulate temperature and enhance the comfort of vehicle passengers. The most advanced CCS models use one or more TEDs to generate heating or cooling depending upon the direction of the current applied to the device.

A TED is the heart of a compact heat pump used in our active CCS products. Air is forced through the heat pump and thermally conditioned in response to electronic switch input from the seat occupant. The conditioned air circulates by one of our specially designed air moving devices through a proprietary air distribution system installed in the seat cushion and seat back, so that the seat surface can be heated or cooled. Each seat has individual electronic controls to adjust the level of heating or cooling. Active CCS products substantially improve comfort compared with conventional air conditioners by focusing cooling directly on the passenger through the seat rather than waiting until ambient air cools the seat surface beneath the passenger.  A heated and ventilated variant of the CCS utilizes ambient cabin air to provide cooling comfort instead of a TED to actively cool the seat. In the heating mode, the vent-only system is supplemented with resistive heating elements.

Heated and ventilated CCS products, which are targeted for lower cost vehicle models, provide a lower level of cooling capability that our active CCS solution, but at a lower price. By offering different models of the CCS product, our customers have the opportunity to purchase a wider range of climate control products at different price points. Sales of CCS products contributed 45%, 47% and 45% to our total product revenues for the twelve-month periods ending December 31, 2016, 2015 and 2014, respectively.

Heated Seat

Heated seats, based on our resistive heater core technology, are seamlessly integrated into automotive seat designs, and are constructed using materials that offer the best capacity, installation characteristics and durability.  Our capabilities allow customers to choose among a variety of resistive heater materials based on their individual vehicle specifications. Sales of heated seat products contributed 32%, 32% and 37% to our total product revenues for the twelve-month period ending December 31, 2016, 2015 and 2014, respectively.

Our CCS and heated seat revenues have grown in absolute dollars during each of the last three years but have been generally flat as a percent of our overall product revenue as we continue to grow the revenues for our other products.

Thermal Convenience

TrueThermTM Cup Holder

The TrueTherm cup holder applies Gentherm’s patented TED technologies to keep beverages of automobile drivers and passengers either warm or cool.  We have developed a range of cup holder models with varying degrees of functionality, designed to be packaged in multiple configurations to accommodate different console environments.  Our dual independent design provides separate temperature settings in each holder allowing the driver and passenger to individually maintain a heated or cooled beverage.  We are currently working on vehicle design concepts of the TrueTherm cup holder that are expected to launch on several new vehicle platforms in North America, Europe and Asia during the next few years.

TrueThermTM Storage Unit

Gentherm’s TrueTherm storage units provide for food or beverage cooling for the global automotive market.  Using patented TED and other key technologies, the TrueTherm cool storage unit provides temperature control independently from a vehicle’s heating and air conditioning system.  It can be custom designed to accommodate tight interior spaces and provide additional cooling capacity to those who have long work commutes or transport multiple passengers.  TrueTherm cool storage units are available in the front floor console of several large SUV vehicles produced by a major North American automotive manufacturer.

Interior Comfort

Heated Steering Wheel

Heated steering wheels deliver heating comfort to automobile drivers through resistive wire elements, similar to those used in our seat heater products.  This product can be applied to both leather and wood steering wheels.  A solution for drivers in cold and mild weather climates, the heated steering wheel is designed for the global automotive market.

Heated Door and Armrest

Gentherm’s thermally conductive door panel armrest and center console armrest are powered by technologies used in our advanced seat heating products. The system is thermally managed by a heating control system which can be discretely located in the door panel or seat of the vehicle.  Heated door panels and armrests complement our climate controlled seat and steering wheel products and provide a superior level of thermal comfort to the driving experience.

Battery Thermal Management (“BTM”)

Thermal management is critically important for the long-term operation of advanced automotive batteries.  The expansion of electrified vehicle applications, such as 48-volt electrical networks, start-stop systems, regenerative braking systems and other micro-hybrid battery implementations, have drastically increased the demand for BTM systems solutions which enable wider operating temperature ranges, enhanced driving range and prolonged life of the battery.  Gentherm’s BTM system can provide precision battery cooling on pack or cell-level using patented TED technology.  The BTM system maintains the temperature of the lithium-ion battery or other advanced chemistry battery within an acceptable temperature range without the use of chilled liquids or refrigerant loops, making it a light weight, highly scalable, compact solution ideal for automotive applications. Gentherm’s proprietary BTM system is compact and energy efficient, resulting in a minimal energy budget, which is important for an electrified vehicle.  The performance improvements realized with this product have been validated through the award of production BTM systems by two flagship OEMs. We are currently working with other OEMs in an effort to secure more production contracts.

Remote Power Generation

Gentherm is a leading provider of remote electric power generation systems, primarily serving large upstream and midstream oil and gas markets.  Using our unique industrial TEG technologies, our generation systems deliver ultra-reliable power for long-term unattended operation in geographically remote applications that are critical to our customers’ operations, such as wellhead automation, valve automation and cathodic protection of pipelines.  We design and produce turnkey systems that are highly customized for application, load, power and fuel source, and location requirements.  Other applications for our remote power generation systems include mobile telecommunications, security and surveillance and scientific monitoring.  Revenues from the sale of remote power generation systems are reported within the industrial segment. Our revenues from this product include large custom systems projects ranging from $200,000 to over $2,000,000.  Quarterly results can vary significantly due to delivery timing of these custom systems to customers.

Patient Temperature Management Systems

Gentherm provides a full line of patient temperature management systems designed to manage patient body temperatures in operating rooms, recovery rooms, intensive care units and other areas of hospitals, as well as for use in the home healthcare market.  Our systems offer simple programmable body temperature regulations to establish and maintain stable patient temperature. We also offer industry-leading blood temperature management solutions that deliver reliable, effective blood temperature management control during cardiopulmonary by-pass and other related cardiovascular procedures. Revenues from the sale of patient temperature management systems began in April 2016 in connection with the acquisition of CSZ and are reported within the industrial segment.

Environmental Testing Equipment and Testing Services

Gentherm provides standard and custom designed environmental test chambers that execute reliability tests by subjecting products to environmental extremes like temperature, humidity, altitude, and vibration.  Our chambers are available in a variety of sizes with capabilities ranging from basic temperature cycling to accelerated stress testing.  Gentherm designs and sells environmental test chambers for a variety of industries, which include the pharmaceutical, automotive, electronics, medical, telecommunications, aerospace and defense industries.  Revenues from the sale environment testing equipment and testing services began in April 2016 in connection with the acquisition of CSZ and are reported within the industrial segment.

Heated and Cooled Sleep Systems

Our heated and cooled sleep system solution incorporates our proprietary Climate Control Sleep System (“CCSS”) technology. The CCSS represents an adaptation of the TED technology used in our active CCS system. The CCSS directs warmed or cooled air to the surface of a mattress through our proprietary air distribution system. Two independently controlled temperature zones have their own heat or cool settings for a personalized microclimate sleep environment. There are five available settings in each of the heat and cool modes as well as an ambient setting. The sleep system is controlled by the user through a Master Control Unit or hand-held remote controls. In addition, our Heat Vent Sleep System (HVSS) provides similar comfort features at a lower price point. Integration solutions for both CCSS and HVSS exist for foam, innerspring and air bed mattresses and we are working with mattress manufacturers and retailers to bring CCSS technology to markets around the world. Our newest relationship is with top 15 mattress manufacturer Symbol Mattress. Under their Sleep Fresh brand, Symbol will sell their heated and cooled sleep system to their existing retail customers, as well as pursue new traditional and online retailers.

Heated and Cooled Office Chair

Gentherm has adapted our innovative automotive-grade thermal technology to office chairs. Our design and integration solutions provide personalized temperature control whether at home or in the office. With the ability to provide heat or cool to one or both of the back and seat surfaces, we are able to provide manufactures and retailers a range of product and pricing options that best meets their customers’ needs. Combined with our occupant sensor switch, the rechargeable lithium-ion battery is capable of providing over 8 hours of thermally controlled comfort, granting users the freedom of movement without being tethered by an electrical cord. Office chairs featuring our technology are currently marketed and sold by National Business Furniture and Klӧber, and are also available at Amazon.com.

Sponsored Research

In April 2016, the Company was selected as a subcontractor in a U.S. Air Force sponsored program award for the engineering and development of a non-invasive warming and cooling device. The device will be incorporated as medical equipment in the Air Force Expeditionary Medicine Support and Air Force Theater Hospital units supporting overseas contingency operations. Once operational testing is complete and the manufacturing processes for initial production are fully matured, the device will be submitted to the U.S. Food and Drug Administration for certification. The 30-month, $5.70 million project will be fully funded by the U.S. Air Force. As subcontractor, Gentherm’s share of the award is approximately $2.50 million. During 2016, Gentherm received $300,000 in program funding.

During 2015, Gentherm was selected by the U.S. Navy to lead the development of an energy efficient, portable patient warming system based on proprietary thermal management technologies.  The objectives for the program include improving the current standard of care for patient warming in support of expeditionary health services and advanced medical development.  The patient warming system is intended to be compatible with existing medical care systems and will be used for treating patients in field hospitals or in transport by ground, ship or air to traditional, better-equipped treatment centers.  Our approach, which is based on new research, leverages the body’s natural methods for thermal exchange and temperature management.  The two-year, $2.75 million project will be fully funded by the U.S. Navy.  Total funding received from this program during 2016 and 2015 was $1,102,000 and $140,000, respectively.

Marketing, Customers and Sales

Our automotive segment customers include light vehicle original equipment manufacturers (“OEMs”), commercial vehicle OEMs, and Tier 1 suppliers to the automotive OEMs, including automotive seat manufacturers.  We also directly supply CCS and seat heaters to aftermarket seat distributors and installers.

The Company’s automotive marketing is directed primarily at automotive manufacturers and their first-tier suppliers and focuses on the enhanced value consumers attribute to vehicles with seat comfort and thermal convenience products.  If interested, the manufacturers direct us to work with their suppliers to integrate our products into the vehicle’s seat or interior design. Once the integration work is complete, prototypes are sent to the manufacturer for evaluation and testing. If a manufacture accepts our product, a program can then be launched for a particular model on a production basis, but it normally takes two to three years from the time a manufacturer decides to include our CCS product in a vehicle model to actual volume production for that vehicle. During this process, we derive funding from prototype sales but obtain no significant revenue until mass production begins.

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

For 2016, our revenues from sales to our three largest customers, Adient (formed pursuant to a 2016 spin-off of Johnson Controls’ automotive seating and interiors business), Lear Corporation and Bosch Automotive were $192,831,000, $192,425,000, and $74,092,000, respectively, representing 21%, 21%, and 8% of our total revenues, respectively. Revenues from Adient and Lear

Corporation represent sales of our seat comfort, thermal convenience and interior comfort products.  Revenues from Bosch represent product sales based on our automobile cable system technology and are used primarily in the production of automotive oxygen sensors. The loss of any one of these customers is likely to have a material adverse impact on our business; however, as noted above, our strategy is to market our seat comfort and thermal convenience products to the OEMs who then direct their suppliers, such as Adient and Lear Corporation, to work with us.  Therefore it is relevant to understand how our revenues are divided among the OEMs, as shown below.

Our revenues, including those from sales of our automotive cable systems products, for each of the past three years were divided among automotive OEMs as follows:

Manufacturer	2016	2015	2014
General Motors	18%	18%	17%
Ford Motor Company	12	13	11
Hyundai	10	12	15
Fiat Chrysler Automobiles	10	10	10
Volkswagen	10	10	12
Renault/Nissan	6	6	6
BMW	6	6	7
Honda	6	4	4
Toyota Motor Corporation	4	4	4
Daimler	4	4	4
Jaguar/Land Rover	2	3	2
Other	12	10	8
Total	100%	100%	100%

Non-automotive revenues of 8% in 2016, 6% in 2015 and 3% for 2014 are included within the Other category.

Our power generation systems are used by oil and gas customers for cathodic pipeline protection and other remote applications around the world.

Patient temperature management systems customers include hospitals and other health care service providers.  Customers purchase our products at prices negotiated by exclusive medical equipment distributors or, if they are a named participant, a group purchasing organization.

Our environmental testing equipment and testing services are sold to a wide variety of customer in many different industries.

We supply heated and cooled sleep systems to mattress manufactures and their distribution channels and heated and cooled office chairs to catalog and on-line retailers.

Outsourcing, Production and Suppliers

Our global manufacturing facilities are located close to our key customers.  Our European manufacturing operations are located at our Hungarian, Macedonian and Ukrainian sites. In North America, we operate two manufacturing production sites in Acuña, Mexico, one in Celaya, Mexico, one in Cincinnati, Ohio and one in Alberta, Canada. In Asia, we operate production facilities in Langfang, China, and Ha Nam, Vietnam and an electronics production facility in Shenzhen, China. We continue to grow our in-house manufacturing capabilities, reducing the number of components outsourced to contract manufacturers.

We rely on various domestic and foreign vendors and suppliers to supply components for our products through purchase orders, with no guaranteed supply arrangements. Components for certain products, including TEDs, are only available from a limited number of suppliers in the world. The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows. Our business and operations could also be materially adversely affected by delays in deliveries from our suppliers.

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

As of December 31, 2016, Gentherm held 513 issued patents, of which 216 were U.S. patents and 297 were non-U.S. patents.  A total of 24 patents were held jointly with other companies.  Gentherm held 361 patents directed to climate control products and thermoelectric technologies, 111 patents directed at heating elements and technologies, 26 patents directed to air moving devices, 14 patents directed at patient temperature management systems and 1 patent directed at refrigeration systems technologies.

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

Our power generation systems compete with other technologies, such as photovoltaic solar panels and fuel cells, to deliver power to different types of oil and gas market applications.  Our products have earned a reputation for delivering highly reliable power under extreme climatic and weather conditions to locations that do not offer access to an electrical grid.  In addition to quality and performance, our ability to design and support custom solutions that integrate directly with an application’s existing infrastructure gives our products a competitive advantage over products based on other technologies.

The patient temperature management market has seven segments: convective warming, blood warming, fluid warming, surface warming, invasive warming, non-invasive cooling and invasive cooling.  Gentherm specializes in the convective warming, blood warming, surface warming and non-invasive cooling.  We compete based on the quality of our products and service to our customers and are working to develop and market the next generation of advanced temperature management systems that complies with the rules and regulations of the U.S. Food and Drug Administration and other government regulatory bodies.

Gentherm’s environment test chamber business competes globally on the basis of performance, customization, quality and service. Our ability to modify our standard product lines to meet customer specifications helps differentiate Gentherm’s chambers from other competitive offerings.

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

Employees

As of December 31, 2016 and 2015, Gentherm’s employment levels worldwide were as follows:

Region	2016	2015
United States and Canada	931	492
Mexico	4,198	3,520
Germany	238	206
Hungary	218	222
Ukraine	2,534	2,718
Malta	12	12
Macedonia	669	345
China	2,268	2,411
Korea	40	36
Japan	16	12
Vietnam	561	124
	11,685	10,098

Gentherm retains the services of outside contractors from time to time. None of our employees is subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

Executive Officers of the Registrant

Our current executive officers are as follows:

Daniel R. Coker, 64, was appointed President and Chief Executive Officer in March, 2003. He was appointed to the Company’s Board of Directors in February, 2007, having also served on the Company’s Board of Directors from 2003 to 2004. Mr. Coker joined Gentherm in 1996 as Vice President of Sales and Marketing. Prior to joining Gentherm, Mr. Coker worked with Arvin, Inc. from 1986 through 1995 as Vice President and General Manager of North American Operations. Mr. Coker received his bachelor’s degree from Tennessee Technological University.

Frithjof Oldorff, 50, was appointed President of the Automotive business unit in July, 2013.  Prior to this appointment, Mr. Oldorff served as the Chief Operating Officer of Gentherm GmbH since 2008. He previously was a Director of Operations for Freudenberg from 2005 to 2007 and held various positions at Faurecia from 1995 to 2005. Mr. Oldorff received a master’s degree from Darmstadt Technical University (Germany) in Industrial and Mechanical Engineering.

Barry G. Steele, 46, was appointed Vice President Finance and Chief Financial Officer in 2004 and Treasurer in 2005. Prior to joining Gentherm, Mr. Steele worked since 1997 in a number of senior financial management positions, including Chief Financial Officer for Advanced Accessory Systems, LLC, a global supplier of specialty accessories to the automotive industry. Prior to 1997, Mr. Steele worked for PriceWaterhouse LLP. Mr. Steele received a bachelor’s degree from Hillsdale College and is a Certified Public Accountant.

Kenneth J. Phillips, 43, was appointed Vice-President, General Counsel and Secretary in June, 2012. Prior to joining Gentherm, Mr. Phillips was a Partner in the Detroit, Michigan office of the law firm Honigman Miller Schwartz and Cohn LLP. Mr. Phillips graduated with a J.D. from Wayne State University and a bachelor’s degree in Accounting and Finance from Oakland University. Mr. Phillips is also a Certified Public Accountant.

Darren Schumacher, 49, was appointed President of Gentherm Technologies in July, 2016 after serving as the Company’s Vice-President of Product Development since 2013.  Prior to joining Gentherm, Mr. Schumacher worked since 2009 at Bosch as Business Segment Vice President of Engineering.  Prior to 2009, Mr. Schumacher worked at Eaton Corporation where he had a series of executive management roles including Director of Product Engineering.  Mr. Schumacher graduated with a Ph.D., MSE and BSE in Aerospace Engineering from the University of Michigan and an MBA from Regis University.

Erin E. Ascher, 53, was appointed Vice-President Talent Development and Chief Human Resources Officer in February, 2015.  Prior to joining Gentherm, Ms. Ascher worked since 2012 as Chief Human Resources Officer at the University of Cincinnati. From 2010 to 2012, Ms. Ascher was Senior Vice President of Human Resources for Omnicare Inc., a Fortune 500 company that provides pharmaceutical services to patients and providers across the U.S.   Prior to Omnicare, from 1998 to 2007, Ms. Ascher was Vice President Human Resources, Latin America and Asia Pacific for Ecolab, a publicly-owned developer and provider of water, hygiene and energy technologies and services. Ms. Ascher received a bachelor’s degree from Miami University in Ohio and a master’s degree in Personnel and Employee Relations from Georgia State University.

Ryan Gaul, 41, was appointed Vice President of Business Development in November, 2014. Ryan has spent most of his professional career with Gentherm, serving in diverse roles in Gentherm’s locations in North America, Europe and Asia. He started his career in IT, and moved into roles of increasing responsibility within the IT organization, finally serving as CIO from 2005 to 2009. From 2009 to 2014, he served as Managing Director of Operations for Gentherm’s Asian business. Ryan received his bachelor’s degree from the University of Missouri.

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

Risks Relating to Our Business

Numerous general economic and industry factors which we do not control have significant impacts on the automotive industry, our primary market, and resulting difficulties in the automotive industry or for our key customers and suppliers would have a material and adverse effect on our business, results of operations and financial condition

Our automotive segment represents a substantial majority of our product revenues.  Demand for our automotive products is directly related to automotive vehicle production, which is impacted by numerous general economic and industry factors which we do not control.  In particular, the automotive industry has been susceptible historically in the U.S. and globally to economic recessions, labor disputes, fuel prices, regulatory requirements, trade agreements, government initiatives and the availability and cost of credit. Disruptions in the global economy and volatility in the financial markets may cause, among other things, lower levels of liquidity, increased borrowing rates, increased rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which may reduce demand for our products and have a material adverse effect on our business, results of operations and financial condition.  We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrain our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve.

Unfavorable economic or industry conditions could result in the financial distress of our customers and suppliers.  If our customers experience an actual decline or project a future decline in vehicle sales, or in sales of models for which we supply products, we may experience reductions in orders from these customers, experience difficulties in obtaining new business, incur write-offs of accounts receivable, incur impairment charges or require restructuring actions.  In addition, if any of our significant customers experiences a material work stoppage, the customer may halt or limit the purchase of our products.  This could require us to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our business and harm our profitability.

The U.S. growth and recovery from the 2009 market crash has begun to slow, Europe is beginning to slowly come out of the latest recession, and there has been softening demand in China for high-end cars. Automotive sales and production are highly cyclical and depend on, among other things, general economic conditions and consumer spending and preferences, none of which are in our control.  In particular, automotive manufacturers and suppliers across Europe have been experiencing difficulties over the past few years from a weakened economy, tightening credit markets and instability of the Euro. A prolonged downturn in the European automotive industry or a significant change in product mix due to consumer demand could result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our consolidated financial statements. Continued uncertainty relating to the economic conditions in Europe may have an adverse impact on our business and financial results.  In Asia, the rapid growth experienced in developing countries, such as China, at the beginning of this century has shown signs of slowing in recent years.  A significant slow-down in the developing Asian economy growth rate could materially affect the demand for cars manufactured and sold by our customers in the affected countries, resulting in a material negative impact on our business.

Adverse economic and financial conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of our tax credits and use of Net Operating Loss (“NOLs”) carrying forwards which are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations. See our consolidated financial statements and the notes thereto for a more complete description of our NOLs.

If our expansion efforts are not successfully implemented, they may adversely impact our business and results of operations

As a result of a significant increase in demand for our products over the past few years and to support our customers’ global platform initiatives, we have opened new manufacturing facilities in Vietnam, Macedonia and Mexico, thereby significantly increasing our capacity to manufacture our products.

Opening new manufacturing facilities entails a number of risks, including our ability to successfully manage the demands placed on our management resources and engineering and quality teams, our ability to begin production at levels and within the cost and timeframe estimated, and our ability to attract and maintain a sufficient number of skilled workers at the requisite locations to meet the needs of the new facilities.  Our results of operations could also be adversely impacted by start-up costs until production levels at the new facilities reach planned levels.

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

While there are currently no active projects to construct new manufacturing facilities, we are always considering such developments and any future construction of facilities, particularly in foreign countries, would entail a number of other risks.  If we experience construction delays or increased costs, our estimates and assumptions are incorrect, or other unforeseen events occur, our business, financial conditions and results of operations could be adversely impacted.

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

Many of our competitors are substantially larger in size and have substantially greater financial, marketing and other resources than we do. Competitors are promoting new products that may compete with our products. In addition to our traditional competitors, we must also be responsive to the entrance of non-traditional participants in the automotive industry. These non-traditional participants may seek to disrupt the historic business model of the industry through the introduction of new technologies, and new products or services. As our business evolves, the pressure to innovate will encompass a wider range of products and services, including products and services that may be outside of our historically core business. If we do not accurately predict, prepare for and respond to new kinds of technological innovations, market developments and changing customer needs, our sales, profitability and long-term competitiveness may be harmed.  In addition, there can be no assurance that we will successfully differentiate our products from those of our competitors, that the marketplace will consider our current or proposed products to be superior or even comparable to those of our competitors, or that we can succeed in establishing new or maintaining existing relationships with automobile manufacturers.

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

We may not be able to commercialize, market and sell additional products to other industries

Although non-automotive applications represented less than 10% of our total revenues in 2016, we are currently investing significant capital and utilizing key employees to improve existing products and to develop products and research technologies to be used in a wide range of industries. For example, we are working to increase sales of our products in the sleep system, office chair, cup holder, environmental test chamber and patient temperature management systems. As we expand into new markets, we will face new sources of competition, including, in certain of these market segments, from existing manufacturers with established customer bases and greater brand recognition. To be successful, we need to cultivate new relationships with customers and partners in these market segments. There can be no assurance that technological advances from our research and development effort will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate, or that we will be able to establish our proprietary right to the technologies. Further, there is no certainty that new product application leveraging the technology will be commercially viable or that we will be successful in generating significant revenues from sales for any of our existing or future products.

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

While we currently have active development programs with various seat manufacturers and automotive OEMs for our thermal management products, no assurance can be given that our products will be implemented in any particular vehicles.  During this development process, we derive minimal funding from prototype sales but generally obtain no significant revenue until mass production begins, which could have a material adverse effect on our liquidity.  If our products are not selected after a lengthy development process, our results of operations and financial condition could be adversely affected.

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

Our ability to market our products successfully depends on acceptance of our products by existing and potential customers and consumers, as well as the success of our customers

We have been, and will continue to be, required to educate potential customers and demonstrate that the merits of our existing products justify the costs associated with them.  Similar efforts will be required with potential customers for additional products we develop using technologies we develop or license.  Manufacturers will only include our products if there appears to be demand for our products from the consumers.  For our automotive products, we rely on OEMs and applicable dealer networks to market our products to consumers, and we do not have any control over the marketing budget or messaging nor the training of employees and agents regarding our products.  Further, OEMs and dealer networks may market products offered by our competitors, including products manufactured by such OEMs.  If customers or consumers conclude that temperature control seats or our other products are unnecessary or too expensive or that our competitors offer more favorable terms or better products, OEMs and other manufacturers may reduce availability or decline to include our products in their vehicles.

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

Our business is subject to risks associated with manufacturing processes

We internally manufacture a large and growing portion of our products at our twelve production facilities.  See Item 2. below for information regarding our properties.  Other products we sell are manufactured by third parties.  A catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, labor issues, civil unrest, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on our business, results of operations and financial condition.  This risk is exacerbated by the fact that our primary manufacturing locations are in Mexico, China, Vietnam, Macedonia and the Ukraine, all countries that have historically experienced a heightened degree of political, civil and labor uncertainty.

Political conflict and related demonstrations and violence in the Ukraine in recent years, for example, highlights the risks to our foreign manufacturing facilities.  Although our manufacturing facility in the Ukraine is located approximately 700 miles by road from Kiev, and approximately the same distance from the activities along the border of the Ukraine and Russia where fighting has occurred, we cannot be certain that similar demonstrations, unrest and international tensions will not affect our facility in the future.  Furthermore, most of our products manufactured in the Ukraine are shipped across the border from the Ukraine to Hungary for further delivery to our customers.  If that border crossing were to be closed for any reason, we would essentially experience a loss of the use of our Ukrainian facility, which would have a material adverse effect on our business.

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

We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss.  However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition, results of operations and cash flow.

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

In addition, financial difficulties or solvency problems with our suppliers, which may be exacerbated by the cost of remediating quality issues with these items, could lead to uncertainty in our supply chain or cause supply disruptions for us which could, in turn, disrupt our operations, including production.

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
•

currency exchange rate fluctuations and currency controls; in particular, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. Dollar, including the Euro, the Chinese Renminbi, the Vietnamese Dong, the Hungarian Forint, the Macedonian Denar, the Ukrainian Hryvnia, and the Mexican Peso;

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

Modification of the North American Free Trade Agreement (“NAFTA”) or other international trade agreements, or the imposition of significant tariffs on imports into the United States, could have a material and adverse effect on our business

A significant portion of our business activities are conducted in foreign countries, including Mexico.  President Trump and his administration have made comments that indicate an intention to renegotiate the NAFTA and other international trade agreements and impose significant tariffs on goods and services imported from Mexico.  If the United States were to renegotiate trade such trade agreements or impose such tariffs, it is likely to make it more costly for us to manufacture goods at our Mexican facilities for the North American market.  As a result, our business, financial condition and results of operations could be materially adversely affected.

The United Kingdom's possible departure from the European Union could adversely affect us.

In June, 2016, the United Kingdom (U.K.) voted to exit the European Union (“Brexit”) in a referendum vote, which caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business.The referendum was advisory, and by the terms of the Treaty on European Union, any withdrawal is subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates the withdrawal process. The announcement of Brexit and the subsequent negotiations for the withdrawal of the U.K. from the European Union may also create global economic uncertainty, which may impact global light vehicle production   and affect the business of and/or our relationships with our customers and suppliers, as well as alter the relationship among tariffs and currencies. Volatility in exchange rates is currently expected to continue in the short term as the U.K. negotiates its exit from the European Union, although Gentherm does not generate revenues denominated in the British Pound and therefore recent depreciation in the currency as a result of Brexit is not expected to have a significant impact on the Company’s net sales.  In addition, Brexit could result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the United Kingdom and the European Union are established.  The ultimate effects of Brexit on us also will depend on the terms of any agreements the United Kingdom and the European Union make to retain access to each other's respective markets either during a transitional period or more permanently.

Lower oil prices may adversely impact our Gentherm Global Power Technologies (GPT) business

A large portion of our GPT products is sold to companies in the oil and gas industry.  In particular, a number of GPT products pertain to new oil and gas pipelines and wells.  In 2016, the number of new pipelines and wells was adversely affected by lower oil and gas commodity prices.  Beginning in 2014, the price of oil has experienced significant price declines.  If the price of oil continues to stay relatively low, the number of new oil explorations and installations could be postponed considerably, which could adversely affect our GPT business.

Our patient temperature management systems business is subject to extensive industry regulation and failure to comply with all applicable rules and regulation may adversely impact us

Our patient temperature management products are subject to extensive, complex, costly and evolving government regulation. In the United States, this is principally administered by the Food and Drug Administration (“FDA”).  Various regulatory agencies in foreign countries where our medical products are sold also regulate that business.  Under these regulations, we are subject to periodic inspection of our facilities, procedures and operations and testing of our products. Following such inspections, we may receive observations, notices, citations and/or warning letters that could require us to modify certain activities identified during the inspection, possibly at a significant cost. We are also required to report adverse events associated with our medical products to the FDA and other regulatory authorities. Unexpected or serious health or safety concerns could result in liability claims, recalls, market withdrawals or other regulatory actions.

The process for obtaining governmental approval to manufacture and market new medical devices is time-consuming and costly. We are dependent on receiving FDA and other governmental or third-party approvals prior to manufacturing, marketing and shipping any new medical products. We cannot be certain that any new medical products we develop will receive FDA or other necessary approvals.

Any failure to comply with anti-corruption laws and regulations could have a material and adverse effect on our reputation, business and financial results

Our operations outside of the United States require us to comply with various anti-bribery and anti-corruption regulations, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act and the China Anti-Unfair Competition Law.  Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both U.S. and non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. We operate in many parts of the world that are recognized as having governmental and commercial corruption and local customs and practices that can be inconsistent with anti-bribery laws. We have internal control policies and procedures, and we have implemented training and compliance programs for our employees and agents, with respect to these regulations.  However, our policies, procedures and programs may not always protect us from negligent, reckless or criminal acts committed by our employees or agents.  We could incur significant expenses in investigating any potential violation and could incur severe criminal or civil sanctions and/or fines as a result of violations or settlements regarding such laws.  In addition, any allegations, settlements or violations could materially and adversely impact our reputation and our relationships with current and future customers, suppliers, employees and agents.  Also, some of our competitors may not be subject to, or similarly comply with, the same anti-corruption laws, which could provide them a competitive advantage.

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

In addition, concerns persist regarding the debt burden of certain European countries that have adopted the Euro currency (the "Euro Zone") and their ability to meet future financial obligations, as well as concerns regarding the overall stability of the Euro to function as a single currency among the diverse economic, social and political circumstances within the Euro Zone. For example, the announcement of the United Kingdom’s decision to exit the European Union caused significant volatility in currency exchange rates, especially between the U.S. dollar and British pound sterling.  If one of the Euro Zone countries were to default on its debt or other Euro Zone countries withdraw from the Euro currency, the impact on global markets, and on our business, results of operations and financial condition, could be significant, and that impact would intensify substantially if the Euro currency were dissolved entirely. Such a development could also cause financial and capital markets across the globe to constrict, reducing liquidity and increasing borrowing costs, and could have a significant negative impact on consumer confidence and spending.

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

Our products may conflict with patents that have been or may be granted to competitors or other

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

A significant product liability lawsuit, warranty claim or product recall involving us or one of our major customers, or an investigation regarding vehicle safety generally, could adversely affect our financial performance

In the event that our products fail to perform as expected, whether allegedly due to our fault or that of one of our suppliers, and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims or we may be required or requested by our customers or regulators to participate in a recall or other corrective action involving such products.  We also are a party to agreements with certain of our customers, whereby these customers may pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims.  We carry insurance for certain product liability claims , but such coverage may be limited.  In addition, we may not be successful in recovering amounts from third parties, including suppliers, in connection with these claims.  These types of claims could adversely affect our financial condition, operating results and cash flows.

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

Our success will depend in large part on retaining key personnel and effective succession planning

Our success will depend to a large extent upon the continued contributions of key personnel. The loss of the services of Daniel Coker, our President and Chief Executive Officer, Frithjof Oldorff, President of the Automotive Business Unit, Darren Schumacher, President of Gentherm Technologies, or other officers could have a material adverse effect on the success of our business. Effective succession planning is also important to our long-term success.  Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Further, our success will depend, in part, upon our ability to retain qualified engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel.

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

We may not realize significant benefits from acquisitions or joint ventures because of integration difficulties and other challenges

We are actively pursuing acquisition activities to expand the breadth of products derived from core thermal technologies as well as the markets in which they are applied.  The acquisition integration process is complex, costly and time-consuming. The difficulties of completing and integrating an acquisition include, among others:

•	incurring additional debt and/or issuing additional securities, increasing leverage risks or dilution;
•	unsatisfactory returns on our investments and our inability to realize the expected benefits of such acquisitions or joint ventures;
•	difficulties in implementing our business plan for the combined business, including achieving anticipated synergies in amount and on time;
•	significant capital expenditures may be required to integrate our operations and pursue synergies;
•	unanticipated issues in integrating manufacturing, logistics, financial and other internal controls, communications and other systems;
•	diversion of management attention and capital from ongoing business concerns to integration matters;
•	challenges assimilating management and other personnel, including because of differences in culture, language and background for international acquisitions;

•	difficulty maintaining oversight over internal controls and preventing misconduct or other violations of applicable laws by any investment which we do not exercise control;
•	the size of operations acquired relative to our existing business;
•	unanticipated changes in applicable laws and regulations;
•	failure to obtain regulatory or other approvals;
•	failure to retain key employees, customers and suppliers of the combined business;
•	assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify; and
•	non-cash impairment charges or other accounting charges relating to the acquired assets.

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
•

our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate may be limited, thereby placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

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

Security breaches and other disruptions to our information technology networks and systems, including a disruption related to cybersecurity, could interfere with our operations and could compromise the confidentiality of our proprietary information

We rely upon information technology networks and systems, some of which are managed or hosted by third-parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including electronic communications among our locations around the world and between Company personnel and our customers and suppliers, supply chain management, manufacturing, and invoicing and collection of payments. We use these information technology network and systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. Additionally we collect and store sensitive data, including intellectual property, proprietary business information, the proprietary business information of our customers and suppliers, as well as personally identifiable information of our employees, customer and suppliers, in data centers, on information technology networks and systems, some of which are operated by third parties and third party locations. The secure operation of these data centers, information technology networks, and systems and the processing, maintenance, confidentiality, integrity and availability of this information, is critical to our business operations and strategy.

The Company maintains an information risk management program which is supervised by information technology management and reviewed by a cross-functional committee. As part of this program, reports that include analysis of emerging risks as well as the Company’s plans and strategies to address them are regularly prepared and presented to senior management and the Board of Directors. Despite security measures, such as disaster recovery and business continuity plans, including those measures related to cybersecurity, our information technology networks and systems may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors or malfeasance by employees, contractors and others who have access to our networks and systems, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. The occurrence of any of the aforementioned events, many of which are outside our control, could compromise our systems or networks and the information stored there, which may include confidential or proprietary information or personal information of third parties, could be accessed, publicly disclosed, compromised, corrupted, lost or stolen. Any such access, disclosure or other loss or corruption of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, cause a loss of confidence in our reputation, goodwill, products and services, and reduce the competitive advantage we expect to derive from our investment in advanced technologies.

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

In addition, the anti-takeover provisions of Michigan law impose various impediments to the ability of a third party to acquire control of Gentherm, even if a change of control would be beneficial to our existing shareholders.  For example, the Company is subject to Chapter 7A of the MBCA, which prohibits us from engaging in a business combination with an interested shareholder for a period of five years after the person becomes an interested shareholder, unless certain conditions are satisfied.

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
•

publication of research reports about us, the automotive industry generally or automotive component industry, and recommendations by securities or financial analysts with respect to us or other automotive suppliers;

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

Our shareholders may experience dilution if we issue additional equity securities

Subject to the limitations set forth in our articles of incorporation, we are not restricted from issuing additional shares of our Common Stock or preferred stock, including securities convertible or exchangeable for, or that represent the right to receive, Common Stock or preferred stock.  In most circumstances, common shareholders will not be entitled to vote on whether or not we issue additional equity securities.  Future issuances of Common Stock will reduce the percentage of our Common Stock owned by shareholders who do not participate in such issuances.  In addition, depending on the terms and pricing of additional offerings of our Common Stock and the value of our assets, our shareholders may experience dilution in the book value and fair value of their shares.

The market price of our Common Stock could decline as a result of sales of substantial amounts of additional shares of our Common Stock in the public market or in connection with future acquisitions, or the perception that such sales could occur. This could also impair our ability to raise additional capital through the sale of equity securities at a time and price favorable to us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table presents the Company’s significant properties currently in use:

Facility	Location	Purpose	Segment	Sq Footage	Owned or leased	Monthly Rent	Lease Expiration
Gentherm Headquarters	Northville, MI U.S.A.	Corporate headquarters	Automotive	82,000	Owned	$—	—
Gentherm North America	Farmington Hills, MI U.S.A.	Research and development	Automotive and Industrial	44,000	Owned	$—	—
Gentherm North America	Irvine, CA U.S.A.	Research and development	Industrial	21,000	Leased	$22,680	June 30, 2018
Gentherm Research Facility	Azusa, CA U.S.A.	Research and development	Industrial	12,200	Leased	$8,700	July 1, 2017
Gentherm Materials Research Facility	Azusa, CA U.S.A.	Materials research and development	Industrial	10,100	Leased	$11,300	October 31, 2020
CSZ Headquarters	Cincinnati, OH U.S.A.	CSZ headquarters	Industrial	265,306	Owned	$—	—
Gentherm GmbH	Odelzhausen, Germany	Customer service center	Automotive	135,200	Owned	$—	—
Gentherm Hungary	Pilisszentivan, Hungary	Customer service center and warehouse	Automotive	298,700	Owned	$—	—
Gentherm Ukraine	Vinogradov, Ukraine	Manufacturing and warehouse	Automotive	209,186	Owned	$—	—
Gentherm Macedonia	Prilep, Macedonia	Manufacturing	Automotive	111,406	Owned	$—	—
Gentherm China	Langfang, China	Manufacturing	Automotive	279,900	Owned	$—	—
Gentherm Asia Electronics	Shenzhen, China	Manufacturing	Automotive	74,400	Leased	$54,457	December 31, 2019
Gentherm Vietnam	Ha Nam, Vietnam	Manufacturing	Automotive	245,300	Owned	$—	—
Gentherm Mexico	Acuña, Mexico	Manufacturing	Automotive	101,100	Leased	$27,900	June 1, 2020
Gentherm Mexico	Acuña, Mexico	Manufacturing	Automotive	101,100	Leased	$42,600	July 1, 2020
Gentherm Mexico	Celaya, Mexico	Manufacturing	Automotive	143,700	Leased	$64,100	October 1, 2025
Global Power Technologies	Calgary, Canada	GPT headquarters	Industrial	61,400	Leased	$43,500	January 31, 2026
Global Power Technologies	Bassano, Canada	Manufacturing	Industrial	36,000	Owned	$—	—

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, however there is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2016.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the NASDAQ Global Select Market under the symbol “THRM.” The following table sets forth the high and low sale prices for our Common Stock as reported on the NASDAQ Global Select Market for each quarterly period from January 1, 2015 through December 31, 2016.

	High	Low
2015
1st Quarter	$50.51	$35.90
2nd Quarter	57.86	49.21
3rd Quarter	55.56	42.10
4th Quarter	51.52	43.45
2016
1st Quarter	$45.55	$36.23
2nd Quarter	44.23	31.37
3rd Quarter	38.00	30.13
4th Quarter	35.95	27.40

Holders

As of February 23, 2017, our Common Stock was held by 73 stockholders of record. A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other nominees.

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

Stock Repurchase Program

On December 16, 2016, the Board of Directors authorized a three-year, $100 million stock repurchase program. Under the program, we may repurchase, from time to time, our common stock in amounts and at prices as we deem appropriate, taking into account market conditions, applicable legal requirements, debt covenants and other considerations. The number of shares repurchased and the time of the repurchases under the stock repurchase program will be determined by our management. Repurchases may be made on the open market or in privately negotiated transactions. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under securities laws. The authorization of this stock repurchase program does not require we repurchase any specific dollar value or number of shares and may be modified, extended or terminated by our Board of Directors at any time.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data and should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report.

	Year Ended December 31,
	(In thousands except per share data)
	2016	2015	2014	2013	2012
Product revenues	$917,600	$856,445	$811,300	$662,082	$554,979
Operating income	106,119	121,319	98,434	50,384	36,656
Net income	76,598	95,393	70,119	35,133	24,321
Income (loss) attributable to non-controlling interest	—	—	—	1,313	6,449
Net income attributable to Gentherm Incorporated	76,598	95,393	70,119	33,820	17,872
Convertible preferred stock dividends	—	—	—	1,622	6,711
Net income attributable to common shareholders	76,598	95,393	70,119	32,198	11,161
Basic earnings per share	2.10	2.65	1.98	0.96	0.39
Diluted earnings per share	2.09	2.62	1.95	0.94	0.39

	As of December 31,
	(In thousands)
	2016	2015	2014	2013	2012
Working capital(a)(b)	$295,130	$270,320	$187,432	$116,786	$124,935
Total assets(b)	843,030	648,343	555,911	482,564	439,563
Long term obligations	189,002	118,596	112,465	96,683	84,356
Series C Convertible Preferred Stock	—	—	—	—	22,469
Accumulated earnings (deficit)	256,922	180,324	84,931	14,812	(17,383)

a)	Represents current assets less current liabilities.
b)

Total assets for all prior periods presented have been adjusted to conform with the current year presentation. Working capital and total assets for the years ended December 31, 2016 and 2015 reflect the noncurrent presentation of deferred tax liabilities and assets, as well as related valuation allowance. For the years ended December 31, 2014, 2013 and 2012, working capital and total assets include $6,247, $10,616 and $15,006, respectively, in current deferred tax assets and $0, $710, and $0, respectively, in current deferred tax liabilities. See Note 15 to the consolidated financial statements for information about Accounting Standards Update 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes.”

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

Overview

Gentherm Incorporated is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies.  Our products provide solutions for automotive passenger comfort and convenience, battery thermal management, remote power generation, patient temperature management, environmental product testing and other consumer and industrial temperature control needs. Our automotive products can be found on the vehicles of nearly all major automotive manufacturers operating in North America, Europe and Asia.  We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and to identify future thermal technology product opportunities in both automotive and other markets.   We concentrate our research on the development of new technologies and new applications from existing technologies to create product and market opportunities for a wide array of thermal management solutions.

Cincinnati Sub-Zero

On April 1, 2016, we acquired all of the equity of privately-held Cincinnati Sub-Zero Products, LLC (“CSZ”) and related assets in an all-cash transaction.  CSZ manufactures both high quality patient temperature management systems for the health care industry and custom testing equipment used by a wide range of industrial manufacturing companies for product testing. CSZ’s world headquarters and manufacturing operations are located in Cincinnati, Ohio. See Note 4 to the consolidated financial statements for additional information regarding the acquisition of CSZ.

North American Reorganization

On January 4, 2016 and January 5, 2016, the Company completed reorganization transactions (the “Reorganization”) related to our North American business (the “Windsor Operations”).  As part of our original integration plan to eliminate redundancies associated with the 2011 acquisition of Gentherm GmbH (formerly named W.E.T. Automotive Systems AG), the Windsor Operations have been consolidated into our existing European and North American facilities.  As a result of the Reorganization, some of the business activities previously performed by the Windsor Operations are now being performed by other subsidiaries.

Related to the Reorganization, the Company declared intercompany dividends, incurred and paid withholding taxes to the Canadian Revenue Agency of $7,600,000 during 2016.  Additionally, the Company incurred income tax expense of $2,500,000 related to the intercompany dividends. These amounts incurred are expected to cover all future intercompany dividends needed to distribute the remaining earnings of the subsidiary to its parent in conjunction with the potential future liquidation of the subsidiary.

In addition to the $7,600,000 of withholding tax and $2,500,000 of income taxes, the Reorganization will require the Company to make a one-time income tax payment of approximately $32,600,000.  The one-time income tax payment was accrued during the first quarter of 2016; however, the Company also recorded an offsetting deferred charge for approximately the same amount because the one-time income tax payment will result in tax deductions against income taxes in future periods. Therefore, the income tax payment did not have a material impact on the Company’s earnings during the first quarter of 2016 nor any subsequent quarter of 2016. The withholding tax payment was paid entirely in 2016. The income tax payments of $2,500,000 and $32,600,000 are expected to be paid during the first half of 2017 and are included in accrued liabilities as of December 31, 2016. The deferred charge is included in other non-current assets as of December 31, 2016.

Reportable Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Industrial.  See Note 11 to the consolidated financial statements for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income.  The financial information used by our chief operating decision maker to assess operating performance and allocate resources is based on these reportable segments.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. These estimates and assumptions include, but are not limited to:

•	Product revenues;
•	Warranty reserves;
•	Litigation reserves;
•	Allowances for doubtful accounts;
•	Income taxes;
•	Inventory reserves;

•	Stock compensation; and
•	Pension plans.

Product Revenues

The Company sells its products under long term supply or purchase order contracts issued by its customers. These contracts involve the sale of goods and services at fixed prices and provide for related transfer of ownership risk to the customer upon shipment from the Company’s warehouse location or in some cases upon receipt of the goods at the customer’s facility, or completion of services. Shipping and handling costs are recognized in cost of sales. With only a few minor exceptions, payment terms for these contracts range from 30 to 120 days from the date of shipment. Cash discounts for early payment are only extended to customer purchases recognized within the Industrial reporting segment. Unless a payment is for a distinct good or service, any consideration paid to a customer is recognized directly against the revenue earned from that customer.

For construction-type contract revenues recognized in our Industrial segment, the completed-contract method is used to determine revenue and the cost of earned revenue.  The transfer of ownership upon shipment is used to determine substantial completion and the recognition of revenue for these construction-type contracts.

Accrued Warranty Costs

The Company accrues warranty obligations for products sold based on management estimates of future failure rates and current claim cost experience, with support from the sales, engineering, quality and legal functions.  While we believe our warranty reserve is adequate and that the judgment applied is appropriate, such estimates could differ materially from what will actually transpire in the future. The warranty policy is reviewed by management annually. Using historical information available to the Company, including claims already filed by customers, the warranty accrual is adjusted quarterly to reflect management’s best estimate of future claims.

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

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts once exposure to collection risk of an accounts receivable is specifically identified. We analyze the length of time an account receivable is outstanding, as well as a customer’s payment history to determine the need for and amount of an allowance for doubtful accounts.

Income Taxes

We account for income taxes using the asset and liability method, which specifies that deferred tax assets and liabilities be measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided for a portion of our net deferred tax assets when we consider it more likely than not that the asset will not be realized. At December 31, 2016 and 2015, a valuation allowance has been provided for certain deferred tax assets which we have concluded are more likely than not to not be realized. If future annual taxable income were to be significantly less than current and projected levels, there is a risk that certain of our deferred tax assets not already provided for by the valuation allowance would expire prior to utilization.

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

Inventory Reserves

We recognize a reserve for obsolete and slow moving inventories based on estimates of future sales and an inventory item’s capacity to be repurposed for a different use. We consider the number of months supply on hand based on current planned requirements, uncommitted future projections and historical usage in estimating the inventory reserve.  Additional provisions are made for supplier claims for obsolete materials, prototype inventory, spare or customer service inventory and, for all periods other than at year-end, estimates for physical inventory adjustments.

Stock Based Compensation

We account for grants of employee stock options and restricted stock as compensation expense based upon the fair value on the date of grant and such expense is recognized over the vesting period. We determine fair value of awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as expected volatility, expected life of options, risk-free interest rate and expected dividend yield, in order to arrive at a fair value estimate. Expected volatilities are based on the average of the historical volatility of the Company’s Common Stock and that of an index of companies in our industry group. To evaluate our assumptions for the expected lives of options, we consider the average holding period of previously exercised options and the remaining terms of outstanding options. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend, the limitations to issue a dividend under the Amended Credit Agreement and management’s current expectation regarding future dividends. We believe that the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value.

Pension Plans

The Company’s obligations and expenses for its pension plans are substantially dependent on the Company’s selection of discount rate and, for the Gentherm GmbH Plan, expected long-term rate of return on plan assets assumptions used by actuaries to calculate these amounts. Actual results that differ from assumptions used are accumulated and amortized over future periods and generally affect recognized expense in future periods. As such, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods.  See Note 12 to our consolidated financial statements for additional information about the pension plans, including their impact to Gentherm’s financial statements.

Results of Operations Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Product Revenues. Product revenues for 2016 were $917,600,000 compared with product revenues of $856,445,000 for 2015, an increase of $61,155,000, or 7%. This increase was attributable to the acquisition of CSZ, which we acquired on April 1, 2016, and continued growth in our automotive products, partially offset by lower product revenues from Gentherm Global Power Technologies (“GPT”).  Revenues for CSZ during 2016 were $51,540,000.   Our automotive product revenues were higher during 2016 including higher sales for Climate Controlled Seats (“CCS”) which increased by $9,778,000, or 2% to $412,053,000, higher sales for Automotive Seat Heaters which increased by $21,956,000, or 8% to $293,543,000 and Steering Wheel Heaters which increased by $7,482,000, or 18% to $49,689,000.  Product revenues from GPT totaled $18,624,000 which represented a decrease of $27,254,000, or 59%.  This decrease partly reflects continued softness in the demand for GPT’s products in North America, which continues to be unfavorably impacted by the market weakness in the oil industry that has carried over to and reduced capital investments being made by GPT’s principal customers that build and operate natural gas pipelines and related natural gas exploration and production companies. During 2015, this weakness had been offset by higher sales of products that are sold into geographical markets outside of GPT’s home market of North America.  However, these are typically larger custom products which are more impacted by the timing of shipments which favor some periods over others.  Fewer of these custom systems were shipped during 2016.

Our 2015 product revenues were negatively affected by the strengthening of the U.S. Dollar against the Euro when compared to 2016 product revenues.

Cost of Sales. Cost of sales increased to $622,563,000 in 2016 from $580,066,000 in 2015. This increase of $42,497,000, or 7%, was due to was due to increased sales volume, including the new product revenues from CSZ, higher overhead for our new production facilities in Vietnam and Macedonia and a one-time $3,973,000 expense from the purchase accounting effect of inventory for the CSZ acquisition.  The gross margin percentage was 32.2% during 2016.  This amount would have been 32.5% without the impact of the one-time purchase accounting impact for CSZ which is 0.2% higher than the gross margin percentage of 32.3% during 2015.  The higher gross margin was due to the CSZ revenue, which has a higher than average gross margin percentage, and a favorable foreign currency impact on production expenses.  These were offset partially by the lower GPT revenue, which also has a higher than average gross margin percentage.

Net Research and Development Expenses. Net research and development expenses were $72,923,000 during 2016 compared to $59,604,000 in 2015, an increase of $13,319,000, or 22%. This increase was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices, battery management systems, advanced automotive electronics solutions and other potential products.

Many of these new products have begun to reach the more cost intensive phases that typically occur after we receive firm customer orders or later as we ramp up our manufacturing operations specific to these products.  Important examples include battery thermal management and a new automotive electronic control module, which will begin shipping at the end of 2017 and in early 2019, respectively.  During 2016 we incurred expenses of $3,400,000 associated with battery thermal management and $2,000,000 for the electronic module.  We estimate that these two products will add over $50,000,000 in annual revenue by the time they reach their full run rate in 2019 based on current awarded programs and are likely to grow rapidly in later periods.  The growth in the battery thermal management product is expected to mirror an expected rapid growth in 48-volt mild hybrid automotive drive trains for which it is designed whereas the growth in the electronic control module product is anticipated to be driven by market share penetration due to an important design innovation that we believe gives us an important competitive advantage.

The CSZ acquisition also increased our net research and development expenses by $1,856,000.

Increases in research and development were partially offset by research and development reimbursement totaling $6,660,000 during 2016 and $9,607,000 during 2015.  We expect that our research and development reimbursements as well as some related expenses will decrease in future years due to the expiration of our research program with the U.S. Department of Energy.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. During 2015, we did not incur any acquisition transaction expenses.  During 2016, we incurred $743,000 in fees and expenses associated with the acquisition of CSZ which was completed on April 1, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $115,252,000, which included $16,258,000 in selling, general and administrative expenses for CSZ, during 2016 from $95,456,000 during 2015.  Excluding the CSZ expenses, selling, general and administrative expenses increased by $3,538,000, or 4%.   This increase primarily resulted from new human resource management system and product lifecycle management business software implementation projects totaling $3,513,000, a one-time expense during the fourth quarter associated with a management reorganization totaling $2,000,000 and higher wages and benefits costs resulting from new employee hiring, merit increases and administrative costs associated with the new facilities in Vietnam and Macedonia, partially offset by lower management incentive expenses.

Since the trading price of our Common Stock decreased during 2016 but increased during 2015, we recorded a stock appreciation right (“SAR”)-related compensation benefit totaling $738,000 for 2016 as compared with an expense of $6,298,000 during 2015, a change that reduced our total selling, general and administrative expense by $7,035,000 during 2016 compared with 2015.

Foreign currency gain (loss).  During 2016 we incurred a net foreign currency gain of $7,810,000 which included a net realized gain of $1,706,000 and a net unrealized gain of $6,104,000.  The unrealized gain is primarily the result of holding significant amounts of U.S. Dollar (“USD”) cash at our subsidiaries in Europe which have the European Euro (“EUR”) as the functional currency and due to certain intercompany relationships between these European subsidiaries and our U.S. based companies.  Much of the gain was recorded during the fourth quarter when the USD strengthened relative to the EUR.  At September 30, 2016 the USD/EUR exchange rate was 1.12 whereas at December 31, 2016 the exchange rate was 1.05.  If the USD continues to strengthen we will likely have further unrealized currency gains whereas if the USD weakens we will likely have unrealized losses.  During 2015, we had a foreign currency loss of $1,121,000.  This amount was lower than 2016 mainly due to lower cash balances and due to a higher ratio of cash held as Euro at our European subsidiaries.

Income Tax Expense. We recorded an income tax expense of $33,965,000 during 2016 which included the one-time withholding tax expense of $7,600,000 and income tax expense of $2,500,000 related to the Reorganization.  Excluding these one-time expenses, our income tax expense would have been $23,865,000 representing an effective tax rate of 22% on earnings before income tax of $110,563,000.  During 2015, we recorded an income tax expense of $33,545,000 representing an effective tax rate of 26% on earnings before income tax of $128,938,000.   This reduction was due to lower average tax rates on our foreign income. The effective tax rates for 2016, excluding the one-time expense related to the Reorganization, and 2015 were lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Results of Operations Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Product Revenues. Revenues for 2015 were $856,445,000 compared with revenues of $811,300,000 for 2014, an increase of $45,145,000, or 6%. A portion of our product revenues come from sales to customers in Europe, much of which are denominated in European Euros (“EUR”).  Since the end of 2014, the relative market value of the Euro declined significantly against the U.S. Dollar, our reporting currency.  During 2015 the average exchange rate between these currencies was 1.11 U.S. Dollars to the Euro whereas during 2014 the average exchange rate was 1.33.  Consequently, our Euro denominated revenues, which increased during 2015 by 10% in Euros, resulted in a decrease in our U.S. Dollar reported product revenues for the period. The strong U.S. Dollar against other currencies had similar impacts to our reporting product revenues. Had the 2016 average exchange rates for these currencies been the same as 2015 average exchange rates, our product revenues would have been $48,345,000 higher than that reported for 2016.  Adjusting for this unfavorable currency translation impact, our 2015 product revenues would have been $904,780,000 or 12% higher than 2014, reflecting higher unit volumes in substantially all of our markets and products.

Higher revenue volumes during 2015 were primarily driven by continued strong shipments of CCS and higher revenue from GPT.  The increase in GPT revenue totaling $21,643,000 to $45,878,000 during 2015 was partially due to the fact that GPT was acquired on April 1, 2014 and consequently we did not report any revenue from GPT during the three months ended March 31, 2014.  GPT revenue for the three months ended March 31, 2015 totaled $7,466,000.  The remaining revenue increase of $14,182,000 is attributable to increased product revenue during the last three quarters of 2015.  These increases were primarily due to strong demand for GPT’s products and accelerated expansion into geographical markets outside of GPT’s home market of North America.  CCS revenue increased by $33,686,000, or 9%, to $400,435,000, during 2015.  This amount includes revenue for seat heaters that are sometimes sold as a component of a CCS seat system.  This differs from past periods when we classified those portions of our revenues as seat heater revenues.  This increase resulted from new program launches since 2014, and strong vehicle production volumes and related sales of vehicles equipped with CCS systems, particularly vehicles in the luxury segment of the automotive market.  One example of a new vehicle launch during 2015 was the newly redesigned Ford Mustang, which offered CCS for the first time. The CCS revenue increase was partially offset by a decrease in our seat heater revenue by $25,526,000, or 9%, to $273,428,000.  This decrease reflected the unfavorable impact of the declining Euro exchange rate.  Our seat heater product sales in Europe are denominated in Euros, whereas our CCS sales in Europe are primarily denominated in U.S. Dollars.  Therefore, the unfavorable impact of the lower EUR translation rate primarily affected our seat heater sales.  Adjusted for the decline in the value of the EUR, our seat heater sales actually increased during 2015 due to market penetration on certain vehicle programs and stronger vehicle production volumes including those in Europe.  We also had significant growth in our heated steering wheel product which showed an increase of $5,991,000, or 17%, to $42,207,000.

Cost of Sales. Cost of sales increased to $580,066,000 in 2015 from $569,618,000 in 2014. This increase of $10,448,000, or 2%, was due to increased sales volume, including that of GPT, partially offset by higher gross margin percentages.  A favorable change in product mix, greater coverage of fixed costs at the higher volume levels, and foreign currency impact on production expenses in Mexican Peso (“MXN”) and Ukraine Hryvnia (“UAH”) increased historical gross profit percentage during 2015 to 32.3% compared with 29.8% during 2014.  The favorable product mix was primarily attributable to the greater sales growth in CCS products and the higher revenues for GPT, both of which historically had better margin performance. During 2015, all our manufacturing plants were located in the Ukraine, Macedonia, Mexico, Canada, China and Vietnam.  As a result, our production labor costs are incurred in the local currency of each of those countries.  During 2015, MXN, Canadian Dollar (“CAD”) and UAH decreased in value as compared to the U.S. Dollar resulting in lower production costs.

Net Research and Development Expenses. Net research and development expenses were $59,604,000 during 2015 compared to $57,526,000 in 2014, an increase of $2,078,000, or 4%. This increase was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development in 2015 included automotive heated and cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices and other potential products.  Net research and development expenses also increased due to the acquisition of GPT which had net research and development expenses during the first quarter of 2015 (“First Quarter 2015”) of $289,000 but no such expense during the first quarter of 2014 as it was acquired on April 1, 2014.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $95,456,000 in 2015 from $84,647,000 in 2014, an increase of $10,809,000, or 13%.  The increase in selling, general and administrative expenses includes First Quarter 2015 expenses of GPT totaling $2,035,000 as compared with no such expenses during 2014 due to acquisition timing. The remaining increase in expenses was due to increased management incentive compensation costs, higher general legal, audit and travel costs, as well as higher wages and benefits costs resulting from new employee hiring and merit increases. Our management incentive program includes various forms of equity compensation including stock options, restricted stock and SARs.  Stock options and restricted stock are accounted for using the equity method and are valued at the grant date fair value and amortized over the respective service period of the employee beneficiary.  SARs are accounted for using the liability method since they are settled in cash which requires mark-to-market adjustments based on the current trading price of our Common Stock.  Since the trading price of our Common Stock increased significantly during 2015, we recorded SAR-related compensation expense totaling $6,298,000 for the period compared with $3,949,000 during 2014, an increase of $2,349,000.

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

Liquidity and Capital Resources

Cash and Cash Flows

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings. Based on its current operating plan, management believes cash and cash equivalents at December 31, 2016, together with cash flows from operating activities, along with borrowing available under our Amended Credit Agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and adversely affect our results of  operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisition.  There can be no assurance that such capital will be available at all or on reasonable terms, which could adversely affect our future operations and business strategy.

The following table represents our cash and cash equivalents and short-term investments:

	December 31, 2016	December 31, 2015
	(in Thousands)
Cash and cash equivalents at beginning of period	$144,479	$85,700
Cash from operating activities	108,400	104,712
Cash used in investing activities	(144,338)	(62,728)
Cash from financing activities	79,858	24,426
Foreign currency effect on cash and cash equivalents	(11,212)	(7,631)
Cash and cash equivalents at end of period	$177,187	$144,479

Cash Flows From Operating Activities

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents increased by $32,708,000 in 2016. Cash provided by operating activities during 2016 was $108,400,000, representing an increase of $3,688,000 or 3.6% from cash flow provided by operating activities during 2015 which was $104,712,000. Higher non-cash expenses and a smaller increase in working capital more than offset the $18,795,000 in lower net income and $8,132,000 in higher deferred income tax benefits in 2016 compared with 2015. The non-cash expenses included higher depreciation and amortization of $6,735,000, higher stock compensation of $3,168,000 and the one-time gain on the CRS settlement totaling $9,949,000 which was a non-cash adjustment increasing operating cash flow in 2015 which did not recur in 2016. Higher depreciation and amortization in 2016 resulted from both purchases of property and equipment and the acquisition of CSZ. Our working capital increased during both 2016 and 2015 due to higher product revenues. However, the increase in 2016 was $7,980,000 smaller compared to the increase in 2015 due to a slower organic product revenue growth rate.

Working Capital

As of December 31, 2016, working capital was $295,130,000 as compared to $270,320,000 at December 31, 2015, an increase of $24,810,000, or 9%.  Aside from the $32,708,000 increase in cash and cash equivalents, working capital was favorably impacted by increases in accounts receivable and inventory, and a decrease in current maturities of long-term debt totaling $25,590,000, $20,891,000, $2,817,000, respectively.  These increases in working capital were partially offset by an increase in accounts payable, accrued liabilities and a decrease in prepaid expenses and other assets of $7,396,000, $42,918,000, and $6,230,000, respectively.  Accounts receivable primarily increased as a result of increases in product revenues and timing differences between when sales in 2016 were realized compared with sales realized in 2015.  Accrued liabilities primarily increased as a result of a one-time tax payment associated with the Reorganization of approximately $32,000,000. However, a deferred charge for approximately the same amount was recognized in other non-current assets because the one-time tax payment will result in tax deductions against income taxes in future periods. Working capital was also affected by changes in currency exchange rates, which generally resulted in decreased working capital.

Cash Flows From Investing Activities

Cash used in investing activities was $144,338,000 during 2016, reflecting the acquisition of CSZ, the acquisition of equity shares in a development-stage technology company and purchases of property and equipment related to expansion of production capacity, including construction of new production facilities in Mexico, Vietnam and Macedonia, and replacement of existing equipment.  See Notes 1 and 4 to the consolidated financial statements included herein for information regarding the acquisition of development-stage technology company equity shares and the acquisition of CSZ, respectively.

Cash Flows From Financing Activities

Cash provided by financing activities was $79,858,000 during 2016, reflecting proceeds borrowed against our Amended Credit Agreement totaling $115,000,000 These proceeds were offset by payment of principal on the U.S. Revolving Note and DEG China Loan (each as defined below) totaling $42,244,000 in aggregate.  As of December 31, 2016, the total availability under the Revolving Note was $195,405,000. Cash was also paid for cancellations of restricted stock awards totaling $1,196,000.

Debt

The Company, together with certain direct and indirect subsidiaries, has an outstanding Credit Agreement (the “Credit Agreement”) with a consortium of lenders and Bank of America, N.A., as administrative agent.  The Credit Agreement was most recently amended on December 15, 2016 (the “Amended Credit Agreement”). As a result, the aggregate principal amount of available borrowing under the secured revolving credit facility increased from $250 million to $350 million.

All subsidiary borrowers and guarantors participating in the Amended Credit Agreement have entered into a related pledge and security agreement. The security agreement grants  a security interest to the lenders in substantially all of the personal property of subsidiaries designated as borrowers to secure their respective obligations under the Amended Credit Agreement, including the stock and membership interest of specified subsidiaries (limited to 66% of the stock in case of certain non-US subsidiaries). The Amended Credit Agreement restricts the amount of dividend payments the Company can make to shareholders.  As of December 31, 2016, Gentherm had $195 million available to borrow under the Amended Credit Agreement.

The Amended Credit Agreement requires the Company to maintain a minimum Consolidated Interest Coverage Ratio. The Company must also maintain a Consolidated Leverage Ratio.  Definitions for these financial ratios are included in the Amended Credit Agreement.

Under the Amended Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The base rate is equal to the highest of the Federal Funds Rate (0.55% at December 31, 2016) plus 0.50%, Bank of America’s prime rate (3.75% at December 31, 2016), or a one month Eurocurrency rate (0.00% at December 31, 2016) plus 1.00%. The Eurocurrency rate for loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (0.77% at December 31, 2016). All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio reported by the Company.  As long as the Company is not in default of the terms and conditions of the Amended Credit Agreement, the lowest and highest possible Applicable Rate is 1.25% and 2.00%, respectively, for Eurocurrency Rate Loans and 0.25% and 1.00%, respectively, for Base Rate Loans.

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

The following table summarizes the Company’s debt at December 31, 2016 (in thousands).

	Interest Rate	Principal Balance
Credit Agreement:
U.S. Revolving Note (U.S. Dollar Denominations)	2.27%	$154,000
DEG China Loan	4.25%	2,525
DEG Vietnam Loan	5.21%	15,000
Total debt		171,525
Current portion		(2,092)
Long-term debt, less current maturities		$169,433

As of December 31, 2016, we were in compliance with all terms as outlined in the Amended Credit Agreement, DEG China Loan and DEG Vietnam Loan.

Recent Accounting Pronouncements

Income Taxes.  In October, 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 modifies the current prohibition to recognize deferred income taxes from differences between the tax basis of assets in the buyer’s tax jurisdiction and their cost resulting from an intra-entity transfer from one tax-paying component to another tax-paying component of the same consolidated group.  Under current GAAP, deferred income taxes for intra-entity asset transfers are not recognized until the asset is sold to an outside party.  ASU 2016-16 allows entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.

ASU 2016-16 is effective for fiscal years and interim periods beginning after December 15, 2017.  For entities that issue interim financial statements and whose current fiscal year end date is December 31, 2016, early adoption can be made during the three month period ending March 31, 2017.  The amendments in ASU 2016-16 should be applied on a modified retrospective basis through a cumulate-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the amendments in ASU 2016-16 to determine the effect it will have on the Company's consolidated financial statements.

Statement of Cash Flows.  In August, 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  ASU 2016-15 provides guidance on the classification of eight specific cash receipt and cash payment transactions in the statement of cash flows. The Company is currently evaluating the following transactions to determine the effect ASU 2016-15 will have on the Company’s Consolidated Statements of Cash Flows:

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

The other cash receipt and cash payment transactions addressed by this update are not expected to materially impact the Company. For public companies, ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017 and must be applied retrospectively to all periods presented. Early adoption of the amendments in this update are permitted.

Stock Compensation.  In March, 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  Excess tax benefits should be classified along with other income tax cash flows as an operating activity.  Regarding forfeitures, an entity-wide accounting policy election can be made to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.

ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016. The Company expects the impact from adopting this update to be immaterial to the consolidated financial statements.

Leases.  In February, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  ASU 2016-02 requires lessees to recognize on their balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. Payments to be made in optional periods should be included in the measurement of lease assets and liabilities if the lessee is reasonably certain it will exercise an option to extend the lease or not exercise an option to terminate the lease.  While ASU 2016-02 continues to differentiate between finance or capital leases and operating leases, the principal change from current lease accounting guidance is that lease assets and liabilities arising from operating leases should be recognized on the balance sheet.

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

ASU 2015-17 is effective for fiscal years and interim periods beginning after December 15, 2016, though earlier application is permitted.  The update can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company has adopted ASU 2015-17 and applied it retrospectively to each of the two years in the period ended December 31, 2016.

Inventory – Simplifying the Measurement of Inventory. In July, 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) Simplifying the Measurement of Inventory.” The update requires that inventory measured using any method other than last-in, first-out (LIFO) or the retail inventory method shall be measured at the lower of cost and net realizable value.

ASU 2015-11 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption of the amendments in this update are permitted.  The Company has adopted ASU 2015-11for the period ended December 31, 2016.  Adoption of the update did not impact the Company’s consolidated financial statements.

Revenue from Contracts with Customers. In May, 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies are to use a five-step contract review model to ensure revenue gets recognized, measured and disclosed in accordance with this principle. The FASB has recently issued several amendments to the new standard, including a one-year deferral of the original effective date, and new methods for identifying  performance obligation aimed at reducing the cost and complexity or compliance.

The update permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented. ASU 2014-09 will be effective for fiscal years and interim periods beginning after December 15, 2017.

Gentherm is executing a plan to complete the five-step contract review process for all existing contracts with customers, across all business units. While we continue to assess all potential impacts from the update, we currently believe the most significant impact relates to our accounting for options that give customers the right to  purchase additional goods under long-term supply agreements, in the future.  Due to the complexity of certain of our automotive supply contracts, the actual revenue recognition treatment for customer purchase options will depend on contract-specific terms and could vary from other contracts that are similar in nature. We are currently in the process of determining the total impact implementation of ASU 2014-09 and any corresponding amendments will have on the Company’s financial statements.

Off-Balance Sheet Arrangements

We use letters of credit to guarantee our performance under specific construction contracts executed by our subsidiaries, GPT and CSZ.  The expiration dates of the letter of credit contracts coincide with the expected completion date of the contract.  Extensions are normally made if performance obligations continue beyond the expected completion date.  At December 31, 2016, we had outstanding letters of credit of $595,000.

Tabular Disclosure of Contractual Obligations

As of December 31, 2016, the following amounts, aggregated by type of contract obligation, are known to come due in the periods stated:

Contractual Obligations	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Long-Term Debt Obligations(1)	$171,525	$2,092	$6,683	$159,000	$3,750
Operating Lease Obligations	$31,454	$10,291	$11,854	$4,445	$4,864
Totals	$202,979	$12,383	$18,537	$163,445	$8,614

(1)	Long-Term Debt Obligations do not include an amount payable for interest.

The Company does not have any outstanding capital lease agreements or purchase obligations that exceed one year.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations and foreign currency contracts. We have in the past, and may in the future, place our investments in bank certificates of deposits, debt instruments of the U. S. government, and in high-quality corporate issuers.

We are exposed to market risk from changes in foreign currency exchange rates, short-term interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to our debt obligations under our Amended Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the European Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won and Vietnamese Dong.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $29,538,000 and $0 outstanding at December 31, 2016 and 2015, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We had copper commodity swap contracts with a notional value of $407,000 and $4,885,000 outstanding at December 31, 2016 and 2015, respectively.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated balance sheet. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated statements of income. See Note 16 to our consolidated financial statements for the amount of unrealized loss associated with copper commodity derivatives reported in accumulated other comprehensive income as of December 31, 2015 that was reclassified into earnings during 2016. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

In December 2015, our subsidiary, Gentherm GmbH, entered into an agreement settling all claims against UniCredit Bank AG pertaining to a 10 year currency related swap (“CRS”) entered into by Gentherm Germany in March 2008.  Prior to the settlement, a lawsuit filed by Gentherm GmbH in 2011 was pending appeal at the Higher Regional Court in Munich, Germany.  As a result of the settlement, the CRS and its related liability to Gentherm have been terminated and Gentherm’s remaining interest in an offsetting derivative contract designed to limit the market risk of payments due under the CRS was sold.  Gentherm realized a one-time, pre-tax gain of $9,949,000 in the fourth quarter of 2015. Gentherm made a final cash settlement payment of $7,593,000 during the fourth quarter of 2015.

Information related to the fair values of derivative instruments in our consolidated balance sheet as of December 31, 2016 is as follows (in thousands):

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency derivatives	Cash flow hedge	Level 2			Current liabilities	$(1,395)	$(1,395)
Commodity derivatives	Cash flow hedge	Level 2	Current assets	$18			$18

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

Information related to the effect of derivative instruments on our consolidated income statement and statement of comprehensive income is as follows (in thousands):

	Location	Year Ended December 31, 2016	Year Ended December 31, 2015
Foreign currency derivatives	Product revenues	—	(1,102)
	Cost of sales	(608)	(1,782)
	Selling, general and administrative	139	(477)
	Other comprehensive (loss) income	(1,395)	10
	Foreign currency gain	102	351
Total foreign currency derivatives		$(1,762)	$(3,000)
CRS	Revaluation of derivatives	$—	$—
	Gain on settlement of derivatives	—	9,949
Total CRS		$—	$9,949
Commodity derivatives	Cost of sales	$(666)	$(123)
	Other comprehensive income (loss)	743	(725)
Total commodity derivatives		$77	$(848)

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

December 31, 2016

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(In Thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$842	$842	$841	$—	$—	$—	$2,525	$2,600
Average Interest Rate	4.25%	4.25%	4.25%				4.25%
Variable Rate ($USD)	$—	$—	$—	$—	$154,000	$—	$154,000	$154,000
Average Interest Rate					2.27%		2.27%
Fixed Rate ($USD)	$1,250	$2,500	$2,500	$2,500	$2,500	$3,750	$15,000	$14,900
Average Interest Rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%

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

December 31, 2016

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(In thousands except rate information)
$US functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount ($)	$14,204	—	—	—	—	—	$14,204	$(959)
Average Contract Rate	19.43						19.43
(Receive CAD/Pay USD$)
Total Contract Amount ($)	$15,334	—	—	—	—	—	$15,334	$(436)
Average Contract Rate	1.30						1.30

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

December 31, 2016

	Carrying Amount	Fair Value
On Balance Sheet Commodity Position and Related Derivatives (in thousands)	$18	$18

	Expected Maturity
	2017	Fair Value
Related Derivatives
Futures Contracts (Long):
Contract Volumes (metric tons)	75
Weighted Average Price (per metric ton)	$5,428
Contract Amount (in thousands) ($)	$407	$18

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Financial Information – Selected Quarterly Financial Data

Unaudited Quarterly Financial Data

For the Years Ended December 31, 2016 and 2015

(In thousands, except per share data)

	For the three months ended,
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Product revenues	$215,714	$232,720	$232,625	$236,541
Gross margin	68,242	71,495	76,694	78,606
Operating income	29,885	22,353	27,415	26,466
Net income	11,893	18,446	20,223	26,036
Basic earnings per share	$0.33	$0.51	$0.55	$0.71
Diluted earnings per share	$0.33	$0.50	$0.55	$0.71

	For the three months ended,
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Product revenues	$206,909	$213,441	$223,818	$212,277
Gross margin	66,570	65,705	74,926	69,178
Operating income	27,077	26,670	37,449	30,123
Net income	19,820	19,494	27,665	28,414
Basic earnings per share	$0.55	$0.54	$0.77	$0.78
Diluted earnings per share	$0.55	$0.53	$0.76	$0.78

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

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2016.  Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2016.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

Our independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of our internal control over financial reporting as stated in its report included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth quarter ended December 31, 2016 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2017 annual meeting of shareholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1 – Election of Directors”, “Board Matters – The Board of Directors”, “Board Matters – Committees of the Board”, “Board Matters – Corporate Governance”,  “Additional  Information – Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information – Requirements for Submission of Shareholder Proposals and Nominations for 2018 Annual Meeting.”

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1.	Financial Statements.

The following financial statements of the Company and reports of independent accountants are included in Item 15 of this Annual Report:

2.	Financial Statement Schedule.

The following Schedule to Financial Statements is included herein:

Schedule II — Valuation and Qualifying Accounts.

3.	Exhibits.

The exhibits to this Report are as follows:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
2.1	Membership Interest Purchase Agreement dated April 1, 2016 by and among the Company, Cincinnati Sub-Zero Products, LLC, CSZ Holdings, Inc., The Leonard Berke Q-Tip Trust, The Leonard Berke Exempt Q-Tip Trust, The Leonard Berke Credit Shelter Trust, Cincinnati Sub-Zero Trust F/B/O Steven Berke DTD 5/20/1999 and Steven J. Berke		8-K		2.1	4/4/16
2.2	Real Estate Purchase Agreement		8-K		2.2	4/4/16
3.1	Restated Articles of Incorporation of Gentherm Incorporated (the “Company”)		8-K		3.1	5/28/15
3.2	Amended and Restated Bylaws of the Company		8-K		3.1	5/26/16
3.2	First Amendment to the Amended and Restated Bylaws of the Company		8-K		3.1	11/21/13
4.1	Rights Agreement dated January 26, 2009 by and between the Company and Computershare Trust Company, N.A., as Rights Agent		8-K		4.1	1/27/09
4.2	Amendment to Rights Agreement, dated as of March 30, 2011, by and between the Company and Computershare Trust Company, N.A., as Rights Agent		8-K		4.2	3/31/11
10.1.1*	Amended and Restated 1997 Stock Incentive Plan		Schedule 14A		A	4/30/01
10.1.2*	First Amendment to Amended and Restated 1997 Stock Incentive Plan		8-K		10.1	5/23/05
10.1.3*	Second Amendment to Amended and Restated 1997 Stock Incentive Plan		8-K		10.2	5/23/05
10.2.1*	2006 Equity Incentive Plan		Schedule 14A		A	4/24/06
10.2.2*	First Amendment to 2006 Equity Incentive Plan		10-K	12/31/06	10.3.2	2/20/07
10.2.3*	Second Amendment to 2006 Equity Incentive Plan		8-K		10.1	3/20/07
10.2.4*	Third Amendment to 2006 Equity Incentive Plan		Schedule 14A		B	4/20/09
10.2.5*	Fourth Amendment to 2006 Equity Incentive Plan		8-K		10.8	3/31/11
10.2.6*	Fifth Amendment to 2006 Equity Incentive Plan		10-K	12/31/11	10.3.6	3/15/12
10.2.7*	Sixth Amendment to 2006 Equity Incentive Plan		8-K		10.2	5/20/13
10.3.1*	2011 Equity Incentive Plan		Schedule 14A		A	5/20/11
10.3.2*	First Amendment to 2011 Equity Incentive Plan		10-K	12/31/11	10.3.8	3/15/12
10.3.3*	Second Amendment to 2011 Equity Incentive Plan		8-K		10.3	5/11/12
10.3.4*	Third Amendment to 2011 Equity Incentive Plan		8-K		10.3	5/20/13
10.4.1*	2013 Equity Incentive Plan		Schedule 14A		A	4/22/13
10.4.2*	Form of Stock Option Award Agreement under the 2013 Equity Incentive Plan		8-K		10.1	6/27/13
10.4.3*	Form of Stock Appreciation Right Award Agreement under the 2013 Equity Incentive Plan		8-K		10.2	6/27/13

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.4.4*	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Plan		8-K		10.3	6/27/13
10.5*	The Executive Nonqualified Defined Benefit Plan of Gentherm Incorporated effective as of April 1, 2008		10-Q	6/30/08	10.18	8/11/08
10.6.1	Credit Agreement, dated as of August 7, 2014, by and among the Company, Gentherm GmbH, Gentherm (Texas), Inc., Gentherm Canada Ltd., Global Thermoelectric Inc., the lenders party thereto and Bank of America, N.A., as administrative agent		8-K		10.1	8/7/14
10.6.2	First Amendment to Credit Agreement, dated as of April 15, 2015, by and among Gentherm Incorporated, Gentherm GmbH, Gentherm (Texas), Inc., Gentherm Canada Ltd., Global Thermoelectric Inc., Gentherm Properties II, LLC, the lenders party thereto, and Bank of America, N.A., as administrative agent.		8-K		10.1	4/16/15
10.6.3	Second Amendment to Credit Agreement, dated March 17, 2016, by and among Gentherm Incorporated, Gentherm GmbH, Gentherm (Texas), Inc., Gentherm GmbH, Gentherm Global Power Technologies Inc., Gentherm Canada ULC, Gentherm Licensing, LP, Gentherm Enterprises GmbH, Gentherm Licensing GmbH, Gentherm Enterprises, Gentherm Properties III, LLC, the lenders party thereto, and Bank of America, N.A., as administrative agent.		8-K		10.1	3/18/16
10.6.4	Designated Borrower Request and Assumption Agreement		8-K		10.1	4/4/16
10.6.5	Third Amendment to Credit Agreement, dated December 15, 2016, by and among Gentherm Incorporated, Gentherm GmbH, Gentherm (Texas), Inc., Gentherm Licensing, LP, Gentherm GmbH, Gentherm Enterprises GmbH, Gentherm Licensing GmbH, Gentherm Global Power Technologies, Inc., Gentherm Canada ULC, the lenders party thereto, and Bank of America, N.A., as administrative agent.		8-K		10.1	12/16/16
10.6.6	Pledge and Security Agreement, dated as of August 7, 2014, by and among the Company, Gentherm (Texas), Inc., Westridge Haggerty LLC and Bank of America, N.A.		8-K		10.2	8/7/14
10.7*	Gentherm Incorporated Performance Bonus Plan		8-K		10.2	12/16/16
10.8*	Executive Relocation and Employment Agreement, dated August 1, 2015, by and between Gentherm Incorporated and Frithjof Oldorff		8-K		10.1	8/3/15
10.9*	Summary of Non-Employee Director Compensation		10-K	12/31/14	10.8	3/2/15
21	List of Subsidiaries (Direct and Indirect) of the Company	X
23.1	Consent of Grant Thornton LLP	X
24	Power of Attorney	X
31.1	Section 302 Certification - CEO	X
31.2	Section 302 Certification – CFO	X
32.1	Section 906 Certification – CEO	X
32.2	Section 906 Certification - CFO	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

Board of Directors and

Shareholders of Gentherm Incorporated

We have audited the accompanying consolidated balance sheets of Gentherm Incorporated (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gentherm Incorporated and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Gentherm Incorporated

We have audited the internal control over financial reporting of Gentherm Incorporated (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan

February 23, 2017

GENTHERM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$177,187	$144,479
Accounts receivable, less allowance of $1,391 and $955, respectively	170,084	144,494
Inventory	105,074	84,183
Derivative financial instruments	18	—
Prepaid expenses and other assets	36,390	42,620
Total current assets	488,753	415,776
Property and equipment, net of accumulated depreciation of $47,267 and $34,107, respectively	172,052	119,157
Goodwill	51,735	27,765
Other intangible assets, net of accumulated amortization of $53,965 and $59,594, respectively	57,557	48,461
Deferred financing costs	1,221	310
Deferred income tax assets	35,299	28,471
Other non-current assets	36,413	8,403
Total assets	$843,030	$648,343
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84,511	$77,115
Accrued liabilities	105,625	62,707
Current maturities of long-term debt	2,092	4,909
Derivative financial instruments	1,395	725
Total current liabilities	193,623	145,456
Pension benefit obligations	7,419	6,545
Other Liabilities	4,092	5,026
Long-term debt, less current maturities	169,433	92,832
Deferred tax liabilities	8,058	14,193
Total liabilities	382,625	264,052
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 36,534,464 and 36,321,775 issued and outstanding at December 31, 2016 and 2015, respectively	262,251	256,919
Paid-in capital	10,323	(1,282)
Accumulated other comprehensive income	(69,091)	(51,670)
Accumulated earnings	256,922	180,324
Total shareholders’ equity	460,405	384,291
Total liabilities and shareholders’ equity	$843,030	$648,343

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Product revenues	$917,600	$856,445	$811,300
Cost of sales	622,563	580,066	569,618
Gross margin	295,037	276,379	241,682
Operating costs and expenses:
Research and development expenses	79,583	69,211	66,411
Reimbursed research and development expenses	(6,660)	(9,607)	(8,885)
Net research and development expenses	72,923	59,604	57,526
Acquisition transaction expenses	743	—	1,075
Selling, general and administrative expenses	115,252	95,456	84,647
Total operating costs and expenses	188,918	155,060	143,248
Operating income	106,119	121,319	98,434
Interest expense	(3,257)	(2,610)	(3,262)
Debt retirement expense	—	—	(1,370)
Revaluation of derivatives loss	—	(1,102)	(518)
Gain on settlement of lawsuit	—	9,949	—
Foreign currency gain (loss)	7,810	1,121	(218)
Gain from equity investment	—	—	785
Other (loss) income	(109)	261	370
Earnings before income tax	110,563	128,938	94,221
Income tax expense	33,965	33,545	24,102
Net income	$76,598	$95,393	$70,119
Basic earnings per share	$2.10	$2.65	$1.98
Diluted earnings per share	$2.09	$2.62	$1.95
Weighted average number of shares—basic	36,448	36,032	35,412
Weighted average number of shares—diluted	36,601	36,475	36,049

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net Income	$76,598	$95,393	$70,119
Other comprehensive loss, gross of tax:
Net gain (loss) on pension benefit obligations	(675)	847	(2,295)
Foreign currency translation adjustments	(16,678)	(25,904)	(25,044)
Unrealized gain (loss) on foreign currency derivative securities	(1,395)	10	(10)
Unrealized gain on interest rate derivative securities	—	—	81
Unrealized loss (gain) on commodity derivative securities	743	(725)	—
Other comprehensive loss, gross of tax	$(18,005)	$(25,772)	$(27,268)
Other comprehensive loss, related tax effects:
Net gain (loss) on pension benefit obligations	185	(234)	680
Foreign currency translation adjustments	297	(417)	6,048
Unrealized gain on foreign currency derivative securities	375	—	—
Unrealized (gain) loss on commodity derivative securities	(273)	496	—
Other comprehensive loss, related tax effect	$584	$(155)	$6,728
Other comprehensive loss, net of tax:	$(17,421)	$(25,927)	$(20,540)
Comprehensive income:	59,177	69,466	49,579

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common			Loss on Pension	Currency	Foreign Currency	Commodity	Interest Rate
	Stock		Paid-in	Benefit	Translation	Hedge	Hedge	Hedge	Accumulated
	Shares	Amount	Capital	Obligation	Adjustment	Adjustment	Adjustment	Adjustment	Earnings	Total
Balance at December 31, 2013	34,929	$232,067	$(9,582)	$(1,058)	$(4,064)	$—	$—	$(81)	$14,812	$232,094
Exercise of Common Stock options for cash	731	9,595	(2,419)	—	—	—	—	—	—	7,176
Tax benefit from Exercises of Common Stock options	—	—	1,831	—	—	—	—	—	—	1,831
Common Stock issued to Board of Directors and employees	105	2,706	—	—	—	—	—	—	—	2,706
Stock option compensation	—	—	1,946	—	—	—	—	—	—	1,946
Cancelation of restricted stock	(68)	(1,113)	—	—	—	—	—	—	—	(1,113)
Net loss on pension benefit obligation, net	—	—	—	(1,615)	—	—	—	—	—	(1,615)
Currency translation, net	—	—	—	—	(18,996)	—	—	—	—	(18,996)
Foreign currency hedge, net	—	—	—	—	—	(10)	—	—	—	(10)
Interest rate hedge, net	—	—	—	—	—	—	—	81	—	81
Net income	—	—	—	—	—	—	—	—	70,119	70,119
Balance at December 31, 2014	35,697	$243,255	$(8,224)	$(2,673)	$(23,060)	$(10)	$—	$—	$84,931	$294,219
Exercise of Common Stock options for cash	571	12,146	(2,873)	—	—	—	—	—	—	9,273
Tax benefit from Exercises of Common Stock options	—	—	6,681	—	—	—	—	—	—	6,681
Common Stock issued to Board of Directors and employees	108	3,734	—	—	—	—	—	—	—	3,734
Stock option compensation	—		3,025	—	—	—	—	—	—	3,025
Cancelation of restricted stock	(54)	(2,216)	—	—	—	—	—	—	—	(2,216)
Net gain on pension benefit obligation, net	—	—	—	613	—	—	—	—	—	613
Currency translation, net	—	—	109	—	(26,321)	—	—	—	—	(26,212)
Foreign currency hedge, net	—	—	—	—	—	10	—	—	—	10
Commodity hedge, net	—	—	—	—	—	—	(229)	—	—	(229)
Net income	—	—	—	—	—	—	—	—	95,393	95,393
Balance at December 31, 2015	36,322	$256,919	$(1,282)	$(2,060)	$(49,381)	$—	$(229)	$—	$180,324	$384,291
Exercise of Common Stock options for cash	113	1,939	(501)	—	—	—	—	—	—	1,438
Tax benefit from Exercises of Common Stock options	—	—	7,509	—	—	—	—	—	—	7,509
Common Stock issued to Board of Directors and employees	137	4,589	—	—	—	—	—	—	—	4,589
Stock option compensation	—		4,597	—	—	—	—	—	—	4,597
Cancelation of restricted stock	(38)	(1,196)	—	—	—	—	—	—	—	(1,196)
Net loss on pension benefit obligation, net	—	—	—	(490)	—	—	—	—	—	(490)
Currency translation, net	—	—		—	(16,381)	—	—	—	—	(16,381)
Foreign currency hedge, net	—	—	—	—	—	(1,020)	—	—	—	(1,020)
Commodity hedge, net	—	—	—	—	—	—	470	—	—	470
Net income	—	—	—	—	—	—	—	—	76,598	76,598
Balance at December 31, 2016	36,534	$262,251	$10,323	$(2,550)	$(65,762)	$(1,020)	$241	$—	$256,922	$460,405

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$76,598	$95,393	$70,119
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	37,764	31,029	35,029
Deferred income taxes	(8,843)	(711)	(11,103)
Gain on CRS settlement	—	(9,949)	—
Revaluation of derivatives	—	(490)	(1,039)
Debt extinguishment expenses	—	—	1,370
Stock compensation	9,186	6,018	4,652
Loss on sale of property and equipment	468	20	131
Loss from write-off of intangible assets	—	358	—
Provision for doubtful accounts	108	(120)	24
Defined benefit pension plan expense	184	668	820
Gain from equity investment	—	—	(785)
Changes in operating assets and liabilities:
Accounts receivable	(17,971)	(12,399)	(16,902)
Inventory	(5,933)	(10,954)	(8,367)
Prepaid expenses and other assets	9,106	(11,122)	(5,871)
Accounts payable	4,419	8,049	6,956
Accrued liabilities	3,314	8,922	5,301
Net cash provided by operating activities	108,400	104,712	80,335
Investing Activities:
Settlement of derivative financial instruments	—	(7,593)	—
Investment in subsidiary, net of cash acquired	(73,593)	107	(31,474)
Investment in development-stage entity	(4,486)	—	—
Purchases of property and equipment	(66,316)	(55,490)	(38,887)
Proceeds from the sale of property and equipment	57	248	487
Net cash used in investing activities	(144,338)	(62,728)	(69,874)
Financing Activities:
Cash paid for financing costs	(649)	—	(1,139)
Borrowing of Debt	115,000	15,000	91,592
Repayments of Debt	(42,244)	(5,053)	(79,692)
Cash paid for the cancellation of restricted stock	(1,196)	(1,475)	(1,113)
Excess tax benefit from equity awards	7,509	6,681	1,831
Proceeds from the exercise of Common Stock options	1,438	9,273	7,176
Net cash provided by financing activities	79,858	24,426	18,655
Foreign currency effect on cash and cash equivalents	(11,212)	(7,631)	1,699
Net increase in cash and cash equivalents	32,708	58,779	30,815
Cash and cash equivalents at beginning of period	144,479	85,700	54,885
Cash and cash equivalents at end of period	$177,187	$144,479	$85,700
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,029	$2,826	$2,558
Cash paid for taxes	$21,608	$32,376	$21,756
Supplemental disclosure of non-cash transactions:
Common Stock issued to directors and employees	$4,589	$3,734	$2,706

The accompanying notes are an integral part of these financial statements

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — The Company

Gentherm Incorporated is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies. Unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated and its consolidated subsidiaries. Our products provide solutions for automotive passenger comfort and convenience, battery thermal management, remote power generation, patient temperature management, environmental product testing  and other consumer and industrial temperature control needs. Our automotive products can be found on the vehicles of nearly all major automotive manufacturers operating in North America, Europe and Asia.  We operate in locations aligned with our major customers’ product strategies in order to provide locally enhanced design, integration and production capabilities and to identify future thermal technology product opportunities in both automotive and other markets.   We concentrate our research on the development of new technologies and new applications from existing technologies to create product and market opportunities for a wide array of thermal management solutions.

Investment

On December 22, 2016, Gentherm entered into a subscription agreement to purchase preferred shares of stock from a development-stage technology company for approximately $4,500.  The proceeds will be used to finance the development of new technologies we hope to be able to leverage in our design and development of new electric power generation applications. The investment was accounted for using the cost-method.  Since the investment was made nine days before the end of the 2016 period and no adverse events or changes in circumstance have occurred, the investment’s $4,500 carrying value approximates its fair value as of December 31, 2016.  No dividends were paid to Gentherm during the year ended December 31, 2016.  The investment was recorded to other non-current assets in the Company’s consolidated balance sheet.

Cincinnati Sub-Zero

On April 1, 2016, we acquired all of the equity of privately-held Cincinnati Sub-Zero Products, LLC (“CSZ”) and related assets in an all-cash transaction.  CSZ manufactures both high quality patient temperature management systems for the health care industry and custom testing equipment used by a wide range of industrial manufacturing companies for product testing. CSZ’s world headquarters and manufacturing operations are located in Cincinnati, Ohio. See Note 4 for additional information regarding the acquisition of CSZ.

North American Reorganization

On January 4, 2016 and January 5, 2016, the Company completed reorganization transactions (the “Reorganization”) related to our North American business (the “Windsor Operations”).  As part of our original integration plan to eliminate redundancies associated with the 2011 acquisition of Gentherm GmbH (formerly named W.E.T. Automotive Systems AG), the Windsor Operations have been consolidated into our existing European and North American facilities.  As a result of the Reorganization, some of the business activities previously performed by the Windsor Operations are now being performed by other subsidiaries.

Related to the Reorganization, the Company declared intercompany dividends, incurred and paid related withholding taxes to the Canadian Revenue Agency of $7,600, during 2016. Additionally, the Company incurred income tax expense of $2,500 related to the intercompany dividends.  These amounts incurred are expected to cover all future intercompany dividends needed to distribute the remaining earnings of the subsidiary to its parent in conjunction with the potential future liquidation of the subsidiary.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 1 — The Company (Continued)

In addition to the $7,600 of withholding taxes and $2,500 of income taxes, the Reorganization will require the Company to make a one-time income tax payment of approximately $32,600.  The one-time income tax payment was accrued during 2016; however, the Company also recorded an offsetting deferred charge for approximately the same amount because the one-time income tax payment will result in tax deductions against income taxes in future periods. Therefore, the income tax payment did not have a material impact on the Company’s earnings during the first quarter of 2016 nor any subsequent quarter of 2016.  The withholding tax payment was paid entirely in 2016. The income tax payments of $2,500 and $32,600 are expected to be paid during the first half of 2017 and are included in accrued liabilities as of December 31, 2016.  The deferred charge is included in other non-current assets as of December 31, 2016.

Reportable Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Industrial.

Automotive

The Automotive reporting segment is comprised of the results from our global automotive businesses. Operating results from our automotive seat comfort systems, specialized automotive cable systems and other automotive and non-automotive thermal convenience products are all reported in the automotive segment because of their complementary focus on automotive content and/or individual comfort and convenience.

Automotive seat comfort systems include seat heaters, variable temperature Climate Control SeatsTM  (“CCS”) designed to provide individualized thermal comfort to automobile passengers, and integrated electronic components, such as blowers and electronic control units, that utilize our proprietary electronics technology .  Specialized automotive cable system products include ready-made wire harnesses and related wiring products. Automotive products include the automotive steering wheel heater, heated and cooled cup holder and thermal storage bin.  Revenues from our non-automotive products include the heated and cooled mattress and furniture.

Our automotive segment customers include light vehicle original equipment manufacturers (“OEMs”), commercial vehicle OEMs, and Tier 1 suppliers to the automotive OEMs, including automotive seat manufacturers.  We also directly supply CCS and seat heaters to aftermarket seat distributors and installers.

Industrial

The Industrial reporting segment represents the combined results from our remote power generation systems business, our patient temperature management systems business, our environmental testing equipment business and our advanced research and product development division.  Our remote power generation systems business is managed by our subsidiary Gentherm Global Power Technologies (“GPT”). The advanced research and product development division is engaged in projects to improve the efficiency of thermal management technologies and to develop, market, and distribute products based on these new technologies.  The operating results from these businesses and division are presented together as one reporting segment because of their joint concentration on identifying new, non-automotive markets and product applications based on thermal management technologies.

See Note 11 for information regarding the Company’s segment revenues from external customers, including geographic composition, operating income, goodwill and changes to the presentation of prior year information.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation

Consolidation

The consolidated financial statements at and for the years ended December 31, 2016, 2015 and 2014, reflect the consolidated financial position and consolidated operating results of the Company.  Investments in affiliates in which Gentherm does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Intercompany accounts have been eliminated in consolidation. Certain reclassifications of prior years’ amounts have been made to conform with the current year’s presentation. Specifically, long-term supply contract price downs were reclassified from accounts receivable to accrued liabilities and the presentation of prior year deferred taxes amounts was changed to reflect the adoption of ASU 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes.” See Note 15 for information about the accounting impact adoption of the update had on Gentherm’s consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation.  The Company had cash and cash equivalents of $162,881 and $140,088 held in foreign jurisdictions as of December 31, 2016 and 2015, respectively.

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

Accrued Warranty Costs

The Company accrues warranty obligations for products sold based on management estimates of future failure rates and current claim cost experience, with support from the sales, engineering, quality and legal functions.  Using historical information available to the Company, including claims already filed by customers, the warranty accrual is adjusted quarterly to reflect management’s best estimate of future claims. The following is a reconciliation of the changes in accrued warranty costs for the reporting period:

	December 31,
	2016	2015
Balance at beginning of year	$4,558	$5,221
Warranty claims paid or retired	(1,096)	(1,654)
Expense	2,053	1,339
Adjustment due to currency translation	(72)	(348)
Balance at end of year	$5,443	$4,558

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Concentration of Credit Risk

Financial assets, which subject the Company to concentration of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. Cash equivalents consist primarily of money market funds managed by major financial services companies. The credit risk for these cash equivalents is considered low. The Company does not require collateral from its customers. As of December 31, 2016, Lear Corporation, Adient (formed pursuant to a 2016 spin-off of Johnson Controls’ automotive seating and interiors business) and Faurecia comprised 25%, 24% and 7% respectively, of the Company’s accounts receivable balance. As of December 31, 2015, Lear Corporation, Adient, and Faurecia comprised 28%, 27% and 5% respectively, of the Company’s accounts receivable balance. These accounts are currently in good standing.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts once exposure to collection risk of an accounts receivable is specifically identified. We analyze the length of time an account receivable is outstanding, as well as a customer’s payment history and ability to pay to determine the need to record an allowance for doubtful accounts.

Inventory

The Company’s inventory is measured at the lower of cost or market, with cost being determined using the first-in first-out basis. Raw materials, consumables and commodities are measured at cost of purchase and unfinished and finished goods are measured at cost of production, using the weighted average method. If the net realizable value expected on the reporting date is below cost, a write-down is recorded to adjust inventory to its net realizable value. We recognize a reserve for obsolete and slow moving inventories based on estimates of future sales and an inventory item’s capacity to be repurposed for a different use. We consider the number of months supply on hand based on current planned requirements, uncommitted future projections and historical usage in estimating the inventory reserve.  Additional provisions are made for supplier claims for obsolete materials, prototype inventory, spare or customer service inventory and, for all periods other than at year-end, estimates for physical inventory adjustments.

The following is a reconciliation of the changes in the inventory reserve:

	December 31,
	2016	2015
Balance at beginning of year	$4,308	$4,802
Expense	876	815
Inventory write off	(326)	(1,060)
Adjustment due to currency translation	(68)	(249)
Balance at end of year	$4,790	$4,308

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

Depreciation and amortization are computed using the straight-line method. The estimated useful lives of the Company’s property and equipment are as follows:

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

 Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Asset Category	Useful Life
Buildings and building improvements	3 to 50 years
Plant and Equipment	1 to 20 years
Production tooling	2 to 7 years
Leasehold improvements	Term of lease
Computer equipment and software	1 to 10 years
Capital Leases	Term of lease

The Company recognized depreciation expense of $24,873, $18,399 and $17,528 for the years ended December 31, 2016, 2015 and 2014, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets recorded in conjunction with business combinations are based on the Company’s estimate of fair value, as of the date of acquisition. A roll forward of goodwill from December 31, 2014 to December 31, 2016 is as follows:

December 31, 2014	$30,398
Goodwill arising from the acquisition of GPT	107
Exchange rate impact	(2,740)
December 31, 2015	$27,765
Goodwill adjustment arising from the acquisition of CSZ	24,622
Exchange rate impact	(652)
December 31, 2016	$51,735

The fair value and corresponding useful lives for acquired intangible assets are listed below as follows:

Asset Category	Useful Life
Customer relationships	10-15 years
Technology	5-10 years
Production Development Costs	4 years

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

A total of $12,675, $12,751 and $16,941 in other intangible assets, including capitalized patent costs, were amortized in 2016, 2015 and 2014, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

An estimate of intangible asset amortization by year, is as follows:

2017	$12,350
2018	9,864
2019	9,727
2020	9,276
2021	9,276
Thereafter	7,064

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

Annually on December 31st, and at interim periods when circumstances require, the Company tests the recoverability of its goodwill. The goodwill test utilizes a two-step analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows, excluding any financing costs or dividends, generated by each reporting unit and a comparison of market values of a group of comparable companies. The Company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the Company’s reporting units. An impairment of goodwill did not occur during the periods ending December 31, 2016, 2015 and 2014, respectively.

Product Revenues

The Company sells its products under long term supply or purchase order contracts issued by its customers. These contracts involve the sale of goods and services at fixed prices and provide for related transfer of ownership risk to the customer upon shipment from the Company’s warehouse location or in some cases upon receipt of the goods at the customer’s facility, or completion of services. Shipping and handling costs are recognized in cost of sales. With only a few minor exceptions, payment terms for these contracts range from 30 to 120 days from the date of shipment. Cash discounts for early payment are extended to customer purchases recognized within the Industrial reporting segment. Unless the payment is for a distinct good or service, any consideration paid to a customer is recognized directly against the revenue earned from that customer.

For construction-type contract revenues recognized in our Industrial segment, the completed-contract method is used to determine revenue and the cost of earned revenue.  The transfer of ownership upon shipment is used to determine substantial completion and the recognition of revenue for these construction-type contracts.

For 2016, our revenues from sales to our three largest customers, Adient, Lear Corporation and Bosch Automotive were $192,831, $192,425 and $74,092, respectively, representing 21%, 21% and 8% of our total revenues, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Tooling

The Company incurs costs related to tooling used in the manufacture of products sold to its customers. In some cases, the Company enters into contracts with its customers whereby the Company incurs the costs to design, develop and purchase tooling and is then reimbursed by the customer under a reimbursement contract. Tooling costs that will be reimbursed by customers are included in prepaid expenses and other current assets at the lower of accumulated cost or the customer reimbursable amount. Approximately $5,604 and $5,174 of reimbursable tooling was capitalized within prepaid expenses and other current assets as of December 31, 2016 and 2015, respectively. Company-owned tooling is included in property and equipment and depreciated over its expected useful life, generally two to seven years. Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions, where appropriate, for tooling costs that will not be recovered.

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

The Company’s stock based compensation expense and related deferred tax benefit were $8,147 and $2,891, respectively, for the year ended December 31, 2016, $12,316 and $3,787, respectively, for the year ended December 31, 2015, and $8,601 and $2,949, respectively, for the year ended December 31, 2014.

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 3 — Details of Certain Financial Statement Components

	December 31,
	2016	2015
Inventory:
Raw materials, net of reserve	$60,525	$50,371
Work in process, net of reserve	13,261	4,150
Finished goods, net of reserve	31,288	29,662
	$105,074	$84,183
Property and equipment:
Buildings, plant and equipment	$151,977	$103,841
Automobiles	861	502
Production tooling	12,991	11,702
Leasehold improvements	11,695	7,546
Computer equipment and software	21,048	17,371
Construction in progress	20,747	12,302
	219,319	153,264
Less: Accumulated depreciation *	(47,267)	(34,107)
	$172,052	$119,157
Other intangible assets:
Customer relationships	$66,542	$68,296
Technology	35,378	29,473
Product development costs	9,602	10,286
	$111,522	$108,055
Less: Accumulated amortization	(53,965)	(59,594)
	$57,557	$48,461
Accrued liabilities:
Tax accruals	$51,197	$18,205
Accrued warranty	5,443	4,558
Accrued employee liabilities	21,323	19,481
Liabilities from discounts and rebates	13,413	10,232
Other accrued liabilities	14,249	10,231
	$105,625	$62,707

* Includes accumulated amortization of capital lease obligations.

Note 4 — Cincinnati Sub-Zero Acquisition

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

Results of operations for CSZ are included in the Company’s consolidated condensed financial statements beginning April 1, 2016.  CSZ contributed $51,540 in product revenues and a net loss of $1,092 for the nine month period ended December 31, 2016.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 4 – Cincinnati Sub-Zero Acquisition – (Continued)

Purchase Price Allocation

The purchase price of $73,593, net of cash acquired of $985, has been allocated to the values of assets acquired and liabilities assumed as of April 1, 2016.  An appraisal by an independent third party valuation firm was completed to assist management in determining the fair value of acquired assets and assumed liabilities, including identifiable intangible assets. The fair values of acquired assets and assumed liabilities were determined using the cost approach that relied primarily internal sources of data to make assumptions that are not observable in the market (Level 3 inputs).  The purchase price allocation was finalized during the fourth quarter of 2016. The allocation as of April 1, 2016 was as follows:

Accounts receivable	$10,790
Inventory	16,284
Prepaid expenses and other assets	1,143
Property and equipment	12,919
Customer relationships	11,700
Technology	3,200
Trade name	6,370
Goodwill	24,622	[a]
Assumed liabilities	(13,435)

Net assets acquired	73,593
Cash acquired	985

Purchase price	$74,578

(a)	The amount of recorded goodwill includes $2,000 of consideration owed to the seller for a tax gross up.

The gross contractual amount due of accounts receivable is $11,126 of which $336 is expected to be uncollectible.

The purchase price allocation includes an approximate $4,000 step-up in the underlying net book value of the inventory to its fair value.  This inventory was sold to customers and expensed to cost of sales during the three month period ended June 30, 2016.

Supplemental Pro Forma Information

The unaudited pro forma combined historical results including the amounts of CSZ’s revenue and earnings that would have been included in the Company’s consolidated statements of income had the acquisition date been January 1, 2016 or January 1, 2015 are as follows:

	Three Months Ended December 31,	Twelve Months Ended December 31,
	2015	2016	2015
Product revenues	$232,324	$933,505	$919,651
Net income	$27,272	$74,485	$94,833
Basic earnings per share	$0.75	$2.04	$2.63
Diluted earnings per share	$0.75	$2.04	$2.60

The pro forma information includes adjustments for the effect of the amortization of intangible assets recognized in the acquisition.  This pro forma information is not indicative of future operating results.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 4 – Cincinnati Sub-Zero Acquisition – (Continued)

Goodwill

We recorded goodwill of approximately $24,622 arising from the acquisition. The acquired goodwill represents intangible assets that do not qualify for separate recognition. It is estimated that all of the goodwill recognized will be deductible for income tax purposes.

Intangible Assets

In conjunction with the acquisition, intangible assets of $21,270 were recorded. The Company’s estimate of the fair value of these assets at the time of the acquisition was determined with the assistance of an independent third-party valuation firm. As part of the estimated valuation, an estimated useful life for the assets was determined.

Intangible assets, net consisted of the following:

	December 31, 2016
	Gross Value	Accumulated Amortization	Net Value	Useful Life
Customer relationships	$11,700	$585	$11,115	15 yrs
Technology	3,200	390	2,810	5 -7 yrs
Trade name	6,370	—	6,370	Indefinite
Total	$21,270	$975	$20,295

Amortization expense of $325 and $975 for the three and twelve months ended December 31, 2016 was recorded as follows:

	Three Months Ended December 31, 2016	Twelve Months Ended December 31, 2016
Product revenues	$195	$585
Research and development expenses	130	390

Amortization expense for the prospective five years is estimated to be as follows:

2017	$1,300
2018	$1,300
2019	$1,300
2020	$1,300
2021	$1,135

Property, Plant & Equipment

Property and equipment consist of the following:

Asset category	Useful life	Amount
Land	Indefinite	$1,630
Buildings	20 yrs	6,024
Machinery and equipment	5-7 yrs	3,718
Computer hardware and software	3-5 yrs	586
Assets under construction		961

		$12,919

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 5 — Income Taxes

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following:

	December 31,
	2016	2015
Deferred tax assets:
Derivative financial instruments	$—	$267
Net operating losses	13,643	5,525
Research and development credits	23,012	21,494
Depreciation	5,457	3,886
Valuation reserves and accrued liabilities	9,667	5,553
Foreign tax credit	6,926	1,654
Stock compensation	4,508	3,129
Inventory	1,571	1,622
Patents	218	156
Defined benefit obligation	2,306	2,011
Other credits	639	639
Other	116	10
	68,063	45,946
Valuation allowance	(19,304)	(13,418)
Deferred tax liabilities:
Intangible assets	(8,442)	(10,161)
Unrealized foreign currency exchange gains	(285)	(3,797)
Undistributed profits of subsidiary	(12,002)	(3,254)
Property and equipment	(470)	(696)
Other	(319)	(342)
	(21,518)	(18,250)
Net deferred tax asset	$27,241	$14,278

Reconciliations between the statutory Federal income tax rate of 34% and the effective rate of income tax expense for each of the three years in the period ended December 31, 2016 are as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory Federal income tax rate	34.0%	34.0%	34.0%
Increase (Decrease) resulting from:
U.S. Taxes on foreign income, net of taxes paid credit	1.3%	1.0%	0.3%
Change in valuation allowance	5.3%	(1.9%)	(0.8%)
Foreign, state and local tax, net of Federal benefit	1.1%	1.6%	1.9%
Nondeductible expenses	2.4%	1.8%	1.8%
Stock option compensation	—	(0.1%)	(0.1%)
Research and development credits	(0.7%)	(0.9%)	(0.5%)
Effect of different tax rates of foreign jurisdictions	(15.0%)	(12.1%)	(10.0%)
Undistributed profits of subsidiaries	7.9%	2.4%	—
Other tax exempt income	—	(0.1%)	(0.9%)
Tax effects of intercompany transfers	(5.3%)	—	—
Other	(0.3%)	0.3%	(0.1%)
Effective rate	30.7%	26.0%	25.6%

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 5 — Income Taxes (Continued)

The Company has Net Operating Loss (“NOL”) carryforwards as follows:

Jurisdiction	Amount as of December 31, 2016	Years of Expiration
U.S. Federal and state income tax	$25,364	2018- 2035
Foreign	$9,879	2018-2037
Foreign	$47,707	Indefinite

On April 1, 2014, we acquired all of the stock of GPT in an all cash transaction. The deferred tax assets in 2016 and 2015 related to research and development credits and the offsetting valuation allowance are primarily a result of the GPT acquisition.

A portion of the U.S. Federal NOLs was incurred prior to the June 8, 1999 Preferred Financing, which qualified as a change in ownership under Section 382 of the Internal Revenue Code (“IRC”). Due to this change in ownership, the NOL accumulated prior to the change in control can only be utilized against current earnings up to a maximum annual limitation of approximately $591. As a result of the annual limitation, approximately $6,025 remaining of these carryforwards are expected to expire before ultimately becoming available to reduce future tax liabilities in addition to $13,324 in NOLs generated prior to the change in control which have already expired without being utilized.

In 2014 through 2016, we incurred NOLs in Vietnam associated with the startup activities of new production facilities. In 2015 and 2016, we incurred a loss in Ukraine associated with foreign currency losses. These NOLs are expected to be utilized in 2017 through 2019 as the locations become profitable. We also incur NOLs in Luxembourg associated with our global holding company structure. Management has concluded that it is more likely than not these NOLs will not be utilized, and thus has not recognized the benefit of these NOLs.

We recognize the tax benefit of stock option exercises in excess of compensation expense recorded for financial reporting purposes directly to paid-in capital only when this excess tax benefit provides a reduction to current taxes payable. In certain previous tax years, our U.S. Federal NOLs completely offset our current Federal tax liability and, therefore, we did not recognize the benefit of tax deductions allowed for stock option exercises in excess of compensation expense recognized for financial reporting purposes. As such, in those years, our deferred tax asset related to NOLs was less than the actual NOL available. In 2016, we utilized the entire U.S. Federal NOL carryforward available which included the benefit of tax deductions in excess of compensation expense for financial reporting purposes. We recorded this benefit, which totaled $7,509 and $6,681 for 2016 and 2015, respectively, directly to paid-in capital. The U.S. Federal NOL carryforwards include $0 and $22,343 for 2016 and 2015, respectively, relating to deductions taken with respect to stock option exercises in excess of amounts recognized for financial reporting purposes. The U.S. State NOL carryforwards include $17,564 and $17,213 for 2016 and 2015, respectively, relating to deductions taken with respect to stock option exercises in excess of amounts recognized for financial reporting purposes.  This portion of the NOL carryforwards is not included as a component of the Company’s deferred tax asset.

The earnings before income taxes and our tax provision are comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Income before income taxes:
Domestic	$12,981	$25,508	$11,170
Foreign	97,582	103,430	83,051
Total income before income taxes	$110,563	$128,938	$94,221

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

 Note 5 — Income Taxes (Continued)

	Year Ended December 31,
	2016	2015	2014
Current income tax expense:
Federal	$9,215	$8,428	$4,005
State and local	749	606	(15)
Foreign	32,844	24,622	24,737
Total current income tax expense	$42,808	$33,656	$28,727
Deferred income tax expense (benefit):
Federal	$(10,597)	$(3,051)	$(576)
State and local	(742)	(183)	9
Foreign	2,496	3,123	(4,058)
Total deferred income tax expense	$(8,843)	$(111)	$(4,625)
Total tax expense	$33,965	$33,545	$24,102

The Company has recognized deferred taxes related to earnings from foreign subsidiaries, except for certain foreign subsidiaries for which the earnings are permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested basis differences is not practicable.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of December 31, 2016, the Company’s tax years from 2008 through 2016 are subject to examination by the various tax authorities. With limited exceptions, as of December 31, 2016, the Company is no longer subject to U.S. Federal, state, local, or foreign examinations by tax authorities for years before 2008. Tax audits are currently ongoing in Germany for tax years 2008 through 2011.

During 2015, to entice the Company to construct a new facility in Macedonia, the government of Macedonia granted the Company a tax holiday that released the Company from the obligation to pay corporate income taxes for a ten year period, subject to certain limitations.  The amount of corporate income tax savings realized by the Company as a result of this tax holiday during 2016 and 2015, respectively, was zero as a result of operating losses generated during each period. The aggregate dollar effect and per share effect of the corporate income tax holiday during 2016 and 2015 was immaterial.

At December 31, 2016, 2015 and 2014, the Company had total unrecognized tax benefits of $4,486, $4,443 and $4,651, respectively, all of which, if recognized, would affect the effective income tax rates. The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$4,443	$4,651	$2,241
Additions based on tax position related to current year	80	—	43
Additions based on tax positions related to prior year	366	262	2,991
Reductions from settlements and statute of limitation expiration	(299)	(19)	(432)
Effect of foreign currency translation	(104)	(451)	(192)
Balance at end of year	$4,486	$4,443	$4,651

The Company classifies income tax-related penalties and net interest as income tax expense.  In the years ended December 31, 2016, 2015 and 2014 income tax related interest and penalties were insignificant. The Company believes that it is reasonably possible that there may be a decrease to its unrecognized tax benefits in the next 12 months due to audit settlements and statute expirations, but the amount expected to reverse is insignificant in relation to the consolidated financial statements.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 6 — Debt

Amended Credit Agreement

The Company, together with certain direct and indirect subsidiaries, have an outstanding Credit Agreement (the “Credit Agreement”) with a consortium of lenders and Bank of America, N.A., as administrative agent.  The Credit Agreement was most recently amended on December 15, 2016 (the “Amended Credit Agreement”).  As a result of such amendment, the aggregate principal available for borrowing under the secured revolving credit facility increased from $250,000 to $350,000.

All subsidiary borrowers and guarantors participating in the Amended Credit Agreement have entered into a related pledge and security agreement. The security agreement grants a security interest to the lenders in substantially all of the personal property of subsidiaries designated as borrowers to secure their respective obligations under the Amended Credit Agreement, including stock and membership interest of specified subsidiaries (limited to 66% of the stock in case of certain non-U.S. subsidiaries). The Amended Credit Agreement restricts the amount of dividend payments the Company can make to shareholders. As of December 31, 2016, Gentherm had $195,405 available to borrow under the U.S. Revolving Notes, which included outstanding letters of credit totaling $595 as of December 31, 2016.

The Amended Credit Agreement requires the Company to maintain a minimum Consolidated Interest Coverage Ratio. The Company must also maintain a Consolidated Leverage Ratio. Definitions for these financial ratios are included in the Amended Credit Agreement.

Under the Amended Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”).  The base rate is equal to the highest of the Federal Funds Rate (0.55% at December 31, 2016) plus 0.50%, Bank of America’s prime rate (3.75% at December 31, 2016), or a one month Eurocurrency rate (0.00% at December 31, 2016) plus 1.00%. The Eurocurrency rate for loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (0.77% at December 31, 2016). All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio reported by the Company. As long as the Company is not in default of the terms and conditions of the Amended Credit Agreement, the lowest and highest possible Applicable Rate is 1.25% and 2.00%, respectively, for Eurocurrency Rate Loans and 0.25% and 1.00%, respectively, for Base Rate Loans.

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

As of December 31, 2016, we were in compliance with all terms as outlined in the Credit Agreement, DEG China Loan and DEG Vietnam Loan.  The following table summarizes the Company’s debt at December 31, 2016.

	Interest Rate	Principal Balance
Credit Agreement:
U.S. Revolving Note (U.S. Dollar Denominations)	2.27%	$154,000
DEG China Loan	4.25%	2,525
DEG Vietnam Loan	5.21%	15,000
Total debt		$171,525
Current portion		(2,092)
Long-term debt, less current maturities		$169,433

The following table summarizes the Company’s debt at December 31, 2015.

	Interest Rate	Principal Balance
Credit Agreements:
U.S. Term Loan	2.11%	$46,875
Europe Term Loan	1.50%	20,369
U.S. Revolving Note (U.S. Dollar Denominations)	1.92%	12,000
DEG China Loan	4.25%	3,497
DEG Vietnam Loan	5.21%	15,000
Total debt		$97,741
Current portion		(4,909)
Long-term debt, less current maturities		$92,832

The scheduled principal maturities of our debt as of December 31, 2016 is as follows:

Year	U.S. Revolving Note	DEG China Loan	DEG Vietnam Loan	Total
2017	$—	$842	$1,250	$2,092
2018	—	842	2,500	3,342
2019	—	841	2,500	3,341
2020	—	—	2,500	2,500
2021	154,000	—	2,500	156,500
Thereafter	—	—	3,750	3,750
Total	$154,000	$2,525	$15,000	$171,525

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 7 — Accounting for Stock Based Compensation

On May 16, 2013, the Compensation Committee of the Company’s Board of Directors (the “Board”) approved the Gentherm Incorporated 2013 Equity Incentive Plan (the “2013 Plan”), covering 3,500,000 shares of our Common Stock.  The 2013 Plan permits the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights (“SARs”), restricted stock and restricted stock units, performance shares and certain other awards to employees, outside directors and consultants and advisors of the Company. All shares of our Common Stock that remained available for issuance under the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) and the Gentherm Incorporated 2011 Equity Incentive Plan (the “2011 Plan”), totaling 2,315,578 shares in the aggregate, were reduced to zero; however certain options under the 2011 and 2006 Plans are still outstanding.  As of December 31, 2016 the Company had an aggregate of 835,700 shares of Common Stock available to issue under the 2013 Plan.

All plans are administered by the Compensation Committee of the Board. The selection of participants, allotment of shares, determination of price and other conditions are determined by the Compensation Committee at its sole discretion, in order to attract and retain personnel instrumental to the success of the Company.  Stock options, for example, granted under such plans have lives for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant.

During the three year period ended December 31, 2016, the Company has issued stock options, stock appreciation rights (“SARs”) and restricted stock awards to employees, directors and consultants.  These awards become available to the recipient upon the satisfaction of a vesting condition, either based on a period of service or based on the performance of a specific achievement.  For equity based awards with a service condition, the requisite service period typically ranges between three to five years for employees and consultants and one year for directors. As of December 31, 2016, 66,400 performance based, unvested SARs were outstanding. All other outstanding, unvested equity based awards were service based.  Equity based award vesting may be accelerated at the discretion of the Board.

Total unrecognized compensation cost related to nonvested options, restricted stock and SARs outstanding under all of the Company’s equity plans was $17,258 and $20,117 as of December 31, 2016 and 2015, respectively. That cost is expected to be recognized over a weighted average period of three years. Compensation expense for the years ended December 31, 2016, 2015 and 2014 was $8,147, $12,316 and $8,601, respectively.   No share-based payment arrangements expired during the three-year period ended December 31, 2016.  If Gentherm were to realize expired shared-based payment arrangements, they would be reported as a forfeit in the activity roll forward tables below.

Stock Options

The following table summarizes stock option activity during the three year period ended December 31, 2016:

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 7 — Accounting for Stock Based Compensation (Continued)

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,943,176	$12.19		$
Granted	605,000	30.15
Exercised	(731,142)	9.84
Forfeited	(142,500)	18.94
Outstanding at December 31, 2014	1,674,534	$19.14	5.10		$29,886
Granted	524,534	41.97
Exercised	(571,723)	16.21
Forfeited	(96,500)	28.47
Outstanding at December 31, 2015	1,530,845	$27.46	4.97		$30,573
Granted	862,000	40.87
Exercised	(112,875)	13.24
Forfeited	(176,500)	39.32
Outstanding at December 31, 2016	2,103,470	$32.72	4.86		$12,265
Exercisable at December 31, 2014	632,034	$10.13	3.97		$16,744
Exercisable at December 31, 2015	439,561	$12.18	3.51		$15,480
Exercisable at December 31, 2016	675,152	$$21.40	3.45		$9,646

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model in order to measure the compensation cost associated with the award. This model incorporates certain assumptions for inputs including a risk-free interest rate, expected dividend yield of the underlying Common Stock, expected option life and expected volatility in the market value of the underlying Common Stock. The following assumptions were used for options issued in the following periods:

	2016	2015	2014
Expected volatility	37%	35%	37%
Weighted average expected volatility	37%	35%	37%
Expected lives	3 yrs.	3 yrs.	3 yrs.
Risk-free interest rate	0.90-1.07%	1.00%	0.60-1.00%
Expected dividend yield	none	none	none

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

The weighted-average grant-date fair value of options granted during the year ended December 31, 2016, 2015 and 2014 was $10.74, $10.60 and $7.88, respectively. The total intrinsic value of options exercised during the year ended December 31, 2016, 2015 and 2014 was $2,456, $18,745 and $21,249, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 7 — Accounting for Stock Based Compensation (Continued)

Restricted Stock

The following table summarizes restricted stock activity during the three year period ended December 31, 2016:

Unvested Restricted Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2013	243,967	$17.43
Granted	104,584	27.79
Vested	(129,092)	16.45
Forfeited	(42,375)	19.77
Outstanding at December 31, 2014	177,084	$23.70
Granted	108,026	44.01
Vested	(82,084)	23.86
Forfeited	(24,000)	30.87
Outstanding at December 31, 2015	179,026	$34.92
Granted	141,784	39.73
Vested	(100,330)	32.47
Forfeited	(9,999)	40.99
Outstanding at December 31, 2016	210,481	$39.02

The compensation cost associated with restricted shares is estimated on the date of grant using quoted market prices (Level 1 input). The total fair value of restricted shares vested in 2016, 2015 and 2014 was $3,865, $4,088 and $5,329, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 7 — Accounting for Stock Based Compensation (Continued)

Stock Appreciation Rights

The following table summarizes SARs activity during the three year period ended December 31, 2016:

Stock Appreciation Rights	Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	495,000	$19.19
Granted	754,000	34.70
Exercised	(68,750)	19.10
Forfeited	(120,000)	21.46
Outstanding at December 31, 2014	1,060,250	$29.97	6.11	$9,991
Granted	259,600	43.97
Exercised	(167,500)	23.90
Forfeited	(102,500)	27.82
Outstanding at December 31, 2015	1,049,850	$34.61	5.46	$13,425
Granted	244,000	40.64
Exercised	(18,750)	24.28
Forfeited	(30,500)	28.23
Outstanding at December 31, 2016	1,244,600	$36.11	4.80	$3,511
Exercisable at December 31, 2014	35,000	$19.43	5.53	$602
Exercisable at December 31, 2015	153,575	$38.12	5.59	$1,425
Exercisable at December 31, 2016	424,992	$34.49	4.39	$2,315

The total intrinsic value of SARs converted during the year ended December 31, 2016, 2015 and 2014 was $261, $4,185 and $2,072, respectively

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 8 — Earnings per share

The Company’s diluted earnings per share give effect to all potential common shares outstanding during a period that do not have an anti-dilutive impact to the calculation. The following summarizes the shares included in the dilutive shares as disclosed in the statements of income:

	Year ended December 31,
	2016	2015	2014
Weighted average number of shares for calculation of basic EPS – Common Stock	36,448,138	36,031,792	35,411,608
Stock options under equity incentive plans	152,665	443,310	637,723
Weighted average number of shares for calculation of diluted EPS – Common Stock	36,600,803	36,475,102	36,049,331

The accompanying table represents Common Stock issuable upon the exercise of certain stock options and that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Year ended December 31,
	2016	2015	2014
Stock options outstanding for equity incentive plans	1,314,784	17,534	155,000

See Note 7 for information about the Company’s different equity incentive plans.

Note 9 — Commitments and contingencies

The Company’s operating leases cover primarily buildings and underlying real estate, software subscriptions, office equipment and automobiles. A summary of lease and construction commitments as of December 31, 2016, under all non-cancelable operating leases with terms exceeding one year is as follows:

2017	$10,291
2018	7,599
2019	4,255
2020	2,835
2021	1,610
2022 or later	4,864
Total	$31,454

Rent expense under all of the Company’s operating leases was $7,479, $6,660 and $6,331 for 2016, 2015 and 2014, respectively.

We are subject to litigation from time to time in the ordinary course of our business; however there is no current material pending litigation to which we are a party as of December 31, 2016.  In December 2015,  we settled an ongoing legal dispute with UnicCredit Bank regarding a currency related swap agreement and related offsetting derivative contract.  See Note 14 for additional information regarding the settlement of these agreements.  No material legal proceeding was terminated, settled or otherwise resolved during the fiscal year ended December 31, 2016.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 10 — Shareholder Rights Plan

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

Note 11 — Segment Reporting

Segment information is used by management for making operating decisions for the Company. Management evaluates the performance of the Company’s segments based primarily on operating income or loss (see Note 2). As discussed in Note 4, Gentherm acquired CSZ on April 1, 2016. The acquisition enhances key elements of our business strategy by expanding the breadth of products derived from core thermal technologies and the markets in which they are applied, such as medical equipment and environmental testing chambers.

The Company’s reportable segments are as follows:

•

Automotive — this segment represents the design, development, manufacturing and sales of automotive seat comfort systems, specialized automotive cable systems and certain automotive and non-automotive thermal convenience products.

•

Industrial — the combined operating results of GPT, CSZ and Gentherm’s advanced research and development division.  Advanced research and development includes efforts focused on improving the efficiency of thermoelectric technologies and advanced heating wire technology as well as other applications.  The segment includes government sponsored research projects.

•	Reconciling Items — include corporate selling, general and administrative costs and acquisition transaction costs.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 11 — Segment Reporting (Continued)

The tables below present segment information about the reported product revenues and operating income of the Company for years ended December 31, 2016, 2015 and 2014. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of December 31, 2016, goodwill assigned to our Automotive and Industrial segments were $20,962 and $30,773, respectively.  As of December 31, 2015, goodwill assigned to our Automotive and Industrial segments were  $21,614 and $6,151, respectively.

	Automotive	Industrial	Reconciling Items	Consolidated Total
2016:
Product revenues	$847,436	$70,164	$—	$917,600
Depreciation and amortization	31,826	3,789	2,149	37,764
Operating income (loss)	174,035	(16,710)	(51,206)	106,119
2015:
Product revenues	$810,567	$45,878	$—	$856,445
Depreciation and amortization	27,251	1,726	2,052	31,029
Operating income (loss)	170,358	(2,461)	(46,578)	121,319
2014:
Product revenues	$787,065	$24,235	$—	$811,300
Depreciation and amortization	30,016	2,114	2,899	35,029
Operating income (loss)	144,645	(9,661)	(36,550)	98,434

The Industrial operating loss is net of reimbursement for developmental expense of $241, $2,483 and $2,383 for the years ended 2016, 2015 and 2014, respectively. Reconciling items include selling, general and administrative costs of $39,059, $32,116 and $24,433, respectively, for the years ended December 31, 2016, 2015 and 2014 and acquisition costs of  $743, $0 and $1,075 for the years ended December 31, 2016, 2015 and 2014, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 11 — Segment Reporting (Continued)

Revenue (based on shipment destination) by geographic area is as follows:

	2016	%	2015	%	2014	%
United States	$449,065	49%	$393,206	46%	$361,706	45%
China	80,493	9%	76,864	9%	69,910	9%
South Korea	75,396	8%	84,758	10%	89,515	11%
Germany	70,258	8%	74,003	9%	90,243	11%
Japan	45,103	5%	46,058	5%	47,528	6%
Czech Republic	38,164	4%	28,273	3%	25,738	3%
Canada	37,954	4%	27,076	3%	20,293	2%
United Kingdom	28,540	3%	25,952	3%	24,712	3%
Mexico	22,767	2%	28,274	3%	19,590	2%
Other	69,860	8%	71,981	9%	62,065	8%
Total Non U.S.	468,535	51%	463,239	54%	449,594	56%
	$917,600	100%	$856,445	100%	$811,300	100%

We rely on three customers, two domestic and one foreign, to derive a significant portion of our product revenues.  The table below lists the percentage of total product revenues generated from sales to these customers:

	2016	2015	2014
Adient (domestic)	21%	23%	24%
Lear (domestic)	21%	22%	21%
Bosch (foreign)	8%	9%	9%

Note 12 — Pension and Other Post Retirement Benefit Plans

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

The Company records a projected benefit obligation representing the present value of future plan benefits when earned by the participant. The following table sets forth the benefit obligation, amounts recognized in the Company’s financial statements and the principal assumptions used:

	2016	2015
Change in projected benefit obligation:
Benefit obligation at beginning of year	$2,898	$2,474
Service cost	387	379
Interest cost	98	80
Actuarial (gain) loss	36	(35)
Benefit obligation at end of year	$3,419	$2,898

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 12 — Pension and Other Post Retirement Benefit Plans (Continued)

The entire benefit obligation from the Plan is classified as a non-current liability within pension benefit obligations in the Company’s consolidated balance sheet. Service and interest cost is included in selling, general and administrative expenses in the Company’s consolidated statements of income and actuarial gains and losses are included the Company’s consolidated balance sheet as part of accumulated other comprehensive income within shareholders’ equity. Actuarial gains or losses are amortized to selling, general and administrative expense in the Company’s consolidated statements of income based on the average future service life of the Plan using the corridor method. A discount rate assumption of 3.25%, 3.40% and 3.25% was used to determine the benefit obligation for the years ended December 31, 2016, 2015 and 2014, respectively.   A discount rate assumption of 3.40%, 3.25% and 4.25% was used to determine and the net periodic service cost for years ended December 31, 2016, 2015 and 2014, respectively. We do not expect contributions to be paid to the Plan during the next fiscal year.

Although the Plan is not funded, the Company has established a separate trust having the sole purpose of paying benefits under the Plan. The only asset of the trust is a corporate-owned life insurance policy (“COLI”). The COLI is valued at fair value using quoted prices listed in active markets (Level 1 input based on the U.S. GAAP fair value hierarchy). The policy value of the COLI was $2,112 and $1,993 as of December 31, 2015 and 2014, respectively, and was included in other non-current assets.

Components of the Plan’s net periodic pension benefit cost for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Service cost	$387	$379	$335
Interest cost	98	80	78
Amortization of actuarial losses	—	27	—
Net periodic benefit cost	$485	$486	$413

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 12 — Pension and Other Post Retirement Benefit Plans (Continued)

Pretax amounts recognized in other comprehensive income for the years ended December 31, 2016, 2015 and 2014 are as follows

	2016	2015	2014
Actuarial Losses/(gains)	$36	$(35)	$213
Amortization of actuarial losses	—	(27)	—
	$36	$(62)	$213

Tax benefit of $14 was recognized in other comprehensive income related to the Plan for the year ended December 31, 2016. Tax expense of $23 was recognized in other comprehensive income related to the Plan for the year ended December 31, 2015. Tax benefit of $121 was recognized in other comprehensive income related to the Plan for the years ended December 31, 2014.

Pretax unrecognized actuarial losses recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost were $302 and $266 as of December 31, 2016 and 2015, respectively.  No amount of pretax unrecognized actuarial loss recorded in accumulated other comprehensive income as of December 31, 2016 are expected to be recognized as components of net periodic benefit cost in the year ending December 31, 2017.

Gentherm GmbH has an established defined benefit plan for retired and current members of its executive management team.

Gentherm GmbH records a projected benefit obligation representing the present value of future plan benefits when earned by the participant. The following table sets forth the benefit obligation and amounts recognized in the Company’s financial statements:

	2016	2015
Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,980	$8,120
Service cost	—	—
Interest cost	154	142
Paid pension distributions	(261)	(257)
Actuarial (gains)/losses	691	(182)
Past service cost	—	—
Exchange rate impact	(238)	(843)
Benefit obligation at end of year	$7,326	$6,980

The following table sets forth the fair value of the plan assets for the periods ending December 31, 2016 and 2015:

	2016	2015
Change in plan assets:
Plan assets at beginning of year	$3,333	$3,615
Actual return on plan assets	125	126
Contributions	261	257
Paid pension distributions	(261)	(257)
Actuarial gains/(losses)	(27)	(28)
Exchange rate impact	(105)	(380)
Plan assets at end of year	$3,326	$3,333

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 12 — Pension and Other Post Retirement Benefit Plans (Continued)

The $4,000 net liability from the Gentherm GmbH plan is classified as a noncurrent liability in pension benefit obligation.

Pretax amounts recognized in other comprehensive income for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Actuarial (gains)/losses	$718	$(154)	$1,916
Amortization of actuarial (losses)/gains	(48)	(59)	166
Amortization of prior service cost	—	(572)	—
	$(670)	$(785)	$2,082

Tax benefit of $171 was recognized in other comprehensive income related to the Gentherm GmbH defined benefit plan for the year ended December 31, 2016.  Tax expense of $211 and tax benefit of $559 were recognized in other comprehensive income for the years ended December 31, 2015 and 2014, respectively.

Pretax unrecognized actuarial losses recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost were $2,406 and $1,821 as of December 31, 2016 and 2015, respectively.  We expect $73 of pretax unrecognized actuarial loss recorded in accumulated other comprehensive income as of December 31, 2016 to be recognized as components of net periodic benefit cost in the year ending December 31, 2017.

Components of the Plan’s net periodic pension benefit cost for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Service cost	$—	—	304
Interest cost	154	142	181
Return on plan assets	(125)	(126)	(89)
Amortization of prior service cost	—	572	—
Amortization of actuarial loss (gains)	48	59	(166)
Net periodic benefit cost	$77	647	230

The Gentherm GmbH defined benefit plan is underfunded by $4,000 and $3,647 as of December 31, 2016 and 2015, respectively. The net periodic benefit cost is included in selling, general and administrative expenses in the Company’s consolidated statements of income and actuarial gains and losses are included the Company’s consolidated balance sheet as part of accumulated other comprehensive income within shareholders’ equity. Actuarial gains or losses are amortized to selling, general and administrative expense in the Company’s consolidated statements of income using the corridor method. The following table describes the actuarial assumptions used to determine the benefit obligation and the net periodic service cost:

	2016	2015
Discount rate	1.69%	2.21%
Expected long term rate of return on plan assets	3.40%	3.70%

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 12 — Pension and Other Post Retirement Benefit Plans (Continued)

Plan assets are comprised of Gentherm GmbH’s pension insurance policies and are pledged to the beneficiaries of the plan. A market valuation technique, based on observable underlying insurance charges, is used to determine the fair value of the pension plan assets (Level 2). The expected return on plan assets assumption used to calculate Gentherm GmbH’s pension benefit obligation was determined using actual returns realized on plan assets in the prior year. We do not expect contributions to be paid to the Gentherm GmbH defined benefit plan during the next fiscal year.

The schedule of expected pension payments made to Gentherm GmbH defined benefit plan participants over the next 10 years is as follows:

Year
2017	$258
2018	257
2019	255
2020	253
2021	251
2022 - 2026	1,238
Total	$2,512

Gentherm has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged basis, and eligible executive officers can participate in this plan on the same basis as other participants. Participants may defer specified portions of their compensation. On a discretionary basis, the Company matches a portion of the employee contributions.  The Plan also allows for additional discretionary contributions. Gentherm made $1,289, $959 and $543 in matching contributions to the 401(k) plan in 2016, 2015 and 2014, respectively.

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

Except for derivative instruments (see Note 14), pension liabilities, pension plan assets and a corporate owned life insurance policy (see Note 12), the Company has no financial assets and liabilities that are carried at fair value at December 31, 2016 and 2015. The carrying amounts of financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short maturity of such instruments. The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 13 — Fair Value Measurement (Continued)

As of December 31, 2016 and 2015, the carrying values of the Company’s Credit Agreement indebtedness were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6). Discount rates used to measure the fair value of Gentherm’s DEG Vietnam Loan and DEG China Loan are based on quoted swap rates.  As of December 31, 2016, the carrying values of the DEG Vietnam Loan and DEG China Loan were $15,000 and $2,525, respectively, as compared to an estimated fair value of $14,900 and $2,600, respectively.  As of December 31, 2015, the carrying value of the DEG Vietnam Loan and DEG China Loan were $15,000 and $3,497, as compared to an estimated fair value of $15,100 and $3,600, respectively.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable.

Note 14 — Derivative Financial Instruments

We are exposed to market risk from changes in foreign currency exchange rates, short-term interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to our debt obligations under our Amended Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the European Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won and Vietnamese Dong.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $29,538 and $0 outstanding at December 31, 2016 and 2015, respectively,

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We had copper commodity swap contracts with a notional value of $407 and $4,885 outstanding at December 31, 2016 and 2015, respectively.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated statements of income. See Note 16 for the amount of unrealized loss associated with copper commodity derivatives reported in accumulated other comprehensive income as of December 31, 2015 that was reclassified into earnings during 2016. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 14 — Derivative Financial Instruments (Continued)

In December 2015, Gentherm GmbH (“Gentherm Germany”), a subsidiary of Gentherm Incorporated (the “Company”) entered into an agreement settling all claims against UniCredit Bank AG pertaining to a 10 year currency related swap (“CRS”) entered into a by Gentherm Germany in March 2008. Prior to the settlement, a lawsuit filed by Gentherm GmbH in 2011 was pending appeal at the Higher Regional Court in Munich, Germany. As a result of the settlement, the CRS and its related liability to Gentherm have been terminated and Gentherm’s remaining interest in an offsetting derivative contract designed to limit the market risk of payments due under the CRS was sold. Gentherm realized a one-time, pre-tax gain of $9,949 in the fourth quarter of 2015. Gentherm made a final cash settlement payment of $7,593 during the fourth quarter of 2015.

Information related to the recurring fair value measurement of derivative financial instruments in our consolidated balance sheet as of December 31, 2016 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency derivatives	Cash flow hedge	Level 2			Current liabilities	$(1,395)	$(1,395)
Commodity derivatives	Cash flow hedge	Level 2	Current assets	$18			$18

Information related to the recurring fair value measurement of derivative financial instruments in our consolidated balance sheet as of December 31, 2015 is as follows:

			Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value
Commodity derivatives	Cash flow hedge	Level 2	Current liabilities	$(725)	$(725)

Information related to the effect of derivative instrument`s on our consolidated statements of income is as follows:

	Location	Year Ended December 31, 2016	Year Ended December 31, 2015
Foreign currency derivatives	Product revenues	—	(1,102)
	Cost of sales	(608)	(1,782)
	Selling, general and administrative	139	(477)
	Other comprehensive (loss) income	(1,395)	10
	Foreign currency gain	102	351
Total foreign currency derivatives		$(1,762)	$(3,000)
CRS	Revaluation of derivatives	$—	$—
	Gain on settlement of derivatives	—	9,949
Total CRS		$—	$9,949
Commodity derivatives	Cost of sales	$(666)	$(123)
	Other comprehensive income (loss)	$743	$(725)
Total commodity derivatives		$77	$(848)

We did not incur any hedge ineffectiveness during the years ended December 31, 2016 and 2015.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 15 — New Accounting Pronouncements

Income Taxes

In October, 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 modifies the current prohibition to recognize deferred income taxes from differences between the tax basis of assets in the buyer’s tax jurisdiction and their cost resulting from an intra-entity transfer from one tax-paying component to another tax-paying component of the same consolidated group.  Under current GAAP, deferred income taxes for intra-entity asset transfers are not recognized until the asset is sold to an outside party.  ASU 2016-16 allows entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.

ASU 2016-16 is effective for fiscal years and interim periods beginning after December 15, 2017.  For entities that issue interim financial statements and whose current fiscal year end date is December 31, 2016, early adoption can be made during the three month period ending March 31, 2017.  The amendments in ASU 2016-16 should be applied on a modified retrospective basis through a cumulate-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the amendments in ASU 2016-16 to determine the effect it will have on the Company's consolidated financial statements.

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

The other cash receipt and cash payment transactions addressed by this update are not expected to materially impact the Company. For public companies, ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017 and must be applied retrospectively to all periods presented. Early adoption of the amendments in this update are permitted.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 15 — New Accounting Pronouncements (Continued)

Stock Compensation

In March, 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  Excess tax benefits should be classified along with other income tax cash flows as an operating activity.  Regarding forfeitures, an entity-wide accounting policy election can be made to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.

ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016. The Company expects the impact from adopting this update to be immaterial to the consolidated financial statements.

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

ASU 2015-17 is effective for fiscal years and interim periods beginning after December 15, 2016, though earlier application is permitted.  The update can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company has adopted ASU 2015-17 and applied it retrospectively to each of the three years in the period ended December 31, 2016.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 15 — New Accounting Pronouncements (Continued)

Inventory – Simplifying the Measurement of Inventory

In July, 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) Simplifying the Measurement of Inventory.” The update requires that inventory measured using any method other than last-in, first-out (LIFO) or the retail inventory method shall be measured at the lower of cost and net realizable value.

ASU 2015-11 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption of the amendments in this update are permitted.  The Company has adopted ASU 2015-11for the period ended December 31, 2016.  Adoption of the update did not impact any of the periods presented the Company’s consolidated financial statements.

Revenue from Contracts with Customers.

In May, 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies are to use a five-step contract review model to ensure revenue gets recognized, measured and disclosed in accordance with this principle. The FASB has recently issued several amendments to the new standard, including a one-year deferral of the original effective date, and new methods for identifying  performance obligation aimed at reducing the cost and complexity or compliance.

The update permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented. ASU 2014-09 will be effective for fiscal years and interim periods beginning after December 15, 2017.

Gentherm is executing a plan to complete the five-step contract review process for all existing contracts with customers, across all business units. While we continue to assess all potential impacts from the update, we currently believe the most significant impact relates to our accounting for options that give customers the right to  purchase additional goods under long-term supply agreements, in the future.  Due to the complexity of certain of our automotive supply contracts, the actual revenue recognition treatment for customer purchase options will depend on contract-specific terms and could vary from other contracts that are similar in nature. We are currently in the process of determining the total impact implementation of ASU 2014-09 and any corresponding amendments will have on the Company’s financial statements.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 16 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the year ended December 31, 2016, December 31, 2015 and December 31, 2014 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives	Total
Balance at December 31, 2015	$(2,060)	$(49,381)	$(229)	$—	$(51,670)
Other comprehensive income (loss) before reclassifications	(723)	(16,678)	154	(1,351)	(18,598)
Income tax effect of other comprehensive income (loss) before reclassifications	185	297	(57)	363	788
Amounts reclassified from accumulated other comprehensive income (loss) into net income	48	—	589 [a]	(44)[a]	593
Income taxes reclassified into net income	—	—	(216)	12	(204)
Net current period other comprehensive income (loss)	(490)	(16,381)	470	(1,020)	(17,421)
Balance at December 31, 2016	$(2,550)	$(65,762)	$241	$(1,020)	$(69,091)

(a)

The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.  See Note 14 for information related to the effect of commodity and foreign currency derivative instrument`s on our consolidated statements of income.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives	Total
Balance at December 31, 2014	$(2,673)	$(23,060)	$—	$(10)	$(25,743)
Other comprehensive income (loss) before reclassifications	761	(25,904)	(849)	(1,746)	(27,738)
Income tax effect of other comprehensive income (loss) before reclassifications	(234)	(417)	543	473	365
Amounts reclassified from accumulated other comprehensive income (loss) into net income	86	—	124 [a]	1,756 [a]	1,966
Income taxes reclassified into net income	—	—	(47)	(473)	(520)
Net current period other comprehensive income (loss)	613	(26,321)	(229)	10	(25,927)
Balance at December 31, 2015	$(2,060)	$(49,381)	$(229)	$—	$(51,670)

(a)

The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.  See Note 14 for information related to the effect of commodity and foreign currency derivative instrument`s on our consolidated statements of income.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

 Note 16 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss) – (Continued)

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Interest Rate Hedge		Foreign Currency Hedge Derivatives	Total
Balance at December 31, 2013	$(1,058)	$(4,064)	$(81)		$—	$(5,203)
Other comprehensive income (loss) before reclassifications	(2,129)	(25,044)	—		(10)	(27,183)
Income tax effect of other comprehensive income (loss) before reclassifications	680	6,048	—		—	6,728
Amounts reclassified from accumulated other comprehensive income (loss) into net income	(166)	—	81	[a]	—	(85)
Income taxes reclassified into net income	—	—	—		—	—
Net current period other comprehensive income (loss)	(1,615)	(18,996)	81		(10)	(20,540)
Balance at December 31, 2014	$(2,673)	$(23,060)	$—		$(10)	$(25,743)

(a)

The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.  See Note 14 for information related to the effect of commodity and foreign currency derivative instrument`s on our consolidated statements of income.

We expect all of the existing gains and losses related to foreign currency and commodity derivatives reported in accumulated other comprehensive income as of December 31, 2016 to be reclassified into earnings during the twelve month period ending December 31, 2017.

GENTHERM INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2016, 2015 and 2014

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2014	1,166	2,043	(1,098)	(898)	1,213
Year Ended December 31, 2015	1,213	4,174	(373)	(4,059)	955
Year Ended December 31, 2016	955	1,469	(270)	(763)	1,391
Allowance for Deferred Income Tax Assets
Year Ended December 31, 2014	2,199	—	16,674	(836)	18,037
Year Ended December 31, 2015	18,037	—	(2,436)	(2,183)	13,418
Year Ended December 31, 2016	13,418	5,706	180	—	19,304
Reserve for Inventory
Year Ended December 31, 2014	2,933	2,204	(181)	(154)	4,802
Year Ended December 31, 2015	4,802	815	(249)	(1,060)	4,308
Year Ended December 31, 2016	4,308	876	(68)	(326)	4,790

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTHERM INCORPORATED

By:	/S/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer

Date: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANIEL R. COKER	Director, President and Chief	February 23, 2017
DANIEL R. COKER	Executive Officer (Principal Executive Officer)

/s/ BARRY G. STEELE	Vice President of Finance, Chief	February 23, 2017
BARRY G. STEELE	Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

*	Director, Chairman of the Board	February 23, 2017
OSCAR B. MARX III

*	Director	February 23, 2017
LEWIS BOOTH

*	Director	February 23, 2017
FRANCOIS CASTAING

*	Director	February 23, 2017
SOPHIE DESORMIERE

*	Director	February 23, 2017
MAURICE GUNDERSON

*	Director	February 23, 2017
YVONNE HAO

*	Director	February 23, 2017
RONALD HUNDZINSKI

*	Director	February 23, 2017
BYRON SHAW

*By:	/s/ Daniel R. Coker
Daniel R. Coker, Attorney-in-Fact