Form 10-Q
period 2017-03-31
GENTHERM Inc
filed 2017-05-01
CIK 903129

Acxl

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 28, 2017, there were 36,748,599 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$133,907	$177,187
Accounts receivable, less allowance of $1,344 and $1,391, respectively	185,279	170,084
Inventory:
Raw materials	59,425	60,525
Work in process	17,070	13,261
Finished goods	31,960	31,288
Inventory, net	108,455	105,074
Derivative financial instruments	1,594	18
Prepaid expenses and other assets	43,868	36,390
Total current assets	473,103	488,753
Property and equipment, net	179,848	172,052
Goodwill	52,031	51,735
Other intangible assets, net	55,219	57,557
Deferred financing costs	1,149	1,221
Deferred income tax assets	35,931	35,299
Other non-current assets	35,397	36,413
Total assets	$832,678	$843,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$86,156	$84,511
Accrued liabilities	64,896	105,625
Current maturities of long-term debt	2,105	2,092
Derivative financial instruments	—	1,395
Total current liabilities	153,157	193,623
Pension benefit obligation	7,571	7,419
Other liabilities	5,115	4,092
Long-term debt, less current maturities	161,032	169,433
Deferred income tax liabilities	8,544	8,058
Total liabilities	335,419	382,625
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 36,727,501 and 36,534,464 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	263,656	262,251
Paid-in capital	11,176	10,323
Accumulated other comprehensive loss	(61,393)	(69,091)
Accumulated earnings	283,820	256,922
Total shareholders’ equity	497,259	460,405
Total liabilities and shareholders’ equity	$832,678	$843,030

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Product revenues	$249,267	$215,714
Cost of sales	164,107	147,472
Gross margin	85,160	68,242
Operating expenses:
Net research and development expenses	19,505	15,696
Acquisition transaction expenses	—	37
Selling, general and administrative expenses	30,806	22,624
Total operating expenses	50,311	38,357
Operating income	34,849	29,885
Interest expense	(1,122)	(677)
Foreign currency loss	(1,329)	(1,835)
Other income	236	365
Earnings before income tax	32,634	27,738
Income tax expense	7,232	15,845
Net income	$25,402	$11,893
Basic earnings per share	$0.69	$0.33
Diluted earnings per share	$0.69	$0.33
Weighted average number of shares – basic	36,620	36,357
Weighted average number of shares – diluted	36,739	36,550

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$25,402	$11,893
Other comprehensive income, gross of tax:
Foreign currency translation adjustments gain	5,515	7,910
Unrealized gain on foreign currency derivative securities	2,960	1,293
Unrealized gain on commodity derivative securities	32	296
Other comprehensive income, gross of tax	$8,507	$9,499
Other comprehensive income, related tax effect:
Foreign currency translation adjustments gain	(3)	1,242
Unrealized gain on foreign currency derivative securities	(795)	(347)
Unrealized gain on commodity derivative securities	(11)	(109)
Other comprehensive income, related tax effect	$(809)	$786
Other comprehensive income, net of tax	$7,698	$10,285
Comprehensive income	$33,100	$22,178

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net income	$25,402	$11,893
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	10,192	8,164
Deferred income taxes	676	(5,173)
Stock compensation	2,303	1,818
Defined benefit plan (income) expense	(16)	45
Provision of doubtful accounts	(54)	574
Gain on revaluation of financial derivatives	—	(456)
Loss on sale of property and equipment	103	29
Changes in operating assets and liabilities:
Accounts receivable	(13,900)	(21,906)
Inventory	(2,407)	(1,223)
Prepaid expenses and other assets	(6,492)	(1,628)
Accounts payable	1,094	6,392
Accrued liabilities	(38,237)	7,819
Net cash (used in) provided by operating activities	(21,336)	6,348
Investing Activities:
Proceeds from the sale of property and equipment	10	18
Final payment for acquisition of CSZ, net of cash acquired	(2,000)	—
Purchases of property and equipment	(13,562)	(17,010)
Net cash used in investing activities	(15,552)	(16,992)
Financing Activities:
Borrowing of debt	—	75,000
Repayments of debt	(8,427)	(446)
Excess tax expense from equity awards	—	(385)
Cash paid for financing costs	—	(650)
Cash paid for the cancellation of restricted stock	(926)	(793)
Proceeds from the exercise of Common Stock options	881	204
Net cash (used in) provided by financing activities	(8,472)	72,930
Foreign currency effect	2,080	3,791
Net (decrease) increase in cash and cash equivalents	(43,280)	66,077
Cash and cash equivalents at beginning of period	177,187	144,479
Cash and cash equivalents at end of period	$133,907	$210,556
Supplemental disclosure of cash flow information:
Cash paid for taxes	$51,618	$9,342
Cash paid for interest	$858	$458
Supplemental disclosure of non-cash transactions:
Common Stock issued to Board of Directors and employees	$1,125	$984

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2016	36,534	$262,251	$10,323	$(69,091)	$256,922	$460,405
Cumulative effect of accounting change due to adoption of ASU 2016-09	—	—	—	—	1,496	1,496
Exercise of Common Stock options for cash	87	1,206	(325)	—	—	881
Cancellation of restricted stock	(27)	(926)	—	—	—	(926)
Stock option compensation	—	—	1,178	—	—	1,178
Common Stock issued to Board of Directors and employees	134	1,125	—	—	—	1,125
Currency translation, net	—	—	—	5,512	—	5,512
Foreign currency hedge, net	—	—	—	2,165	—	2,165
Commodity hedge, net	—	—	—	21	—	21
Net income	—	—	—	—	25,402	25,402
Balance at March 31, 2017	36,728	$263,656	$11,176	$(61,393)	$283,820	$497,259

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

In addition to the $7,600,000 of withholding tax and $2,500,000 of income taxes, the Reorganization required the Company to make a one-time income tax payment of approximately $32,600,000.  The one-time income tax payment was accrued during the first quarter of 2016; however, the Company also recorded an offsetting deferred charge for approximately the same amount because the one-time income tax payment will result in tax deductions against income taxes in future periods. Therefore, the income tax payment did not have a material impact on the Company’s earnings during the first quarter of 2016 nor any subsequent quarter of 2016. The withholding tax payment was paid entirely in 2016. The income tax payments of $2,500,000 and $32,600,000 were made during the three months ended March 31, 2017.

Subsequent Events

We have evaluated subsequent events through the date that our consolidated condensed financial statements are issued.  No events have taken place that meet the definition of a subsequent event requiring adjustments to or disclosures in this filing.

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the audited annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2016 was derived from audited annual consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 modified the concept of impairment of goodwill to be a condition that exists when the carrying value of a reporting unit that includes goodwill exceeds its fair value. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to that reporting unit. Entities no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination.

ASU 2017-04 is effective for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendments in ASU 2017-04 must be applied on a prospective basis and in the initial period of adoption, entities must disclose the nature of and reason for the change in accounting principle. The Company expects adoption of ASU 2017-04 will reduce the complexity of evaluating goodwill for impairment.

Disclosure Impact of Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcement at the September 22, 2016 and November 17, 2016 EITF Meetings.” ASU 2017-03 requires the SEC Staff Announcements incorporated into Staff Accounting Bulletin (“SAB”) Topic 11.M, “Disclosure Of The Impact That Recently Issued Accounting Standards Will Have On The Financial Statements Of The Registrant When Adopted In A Future Period” be applied to a registrant’s evaluation of ASU 2014-09, “Revenues from Contracts with Customers (Topic 606)”, ASU 2016-02, “Leases (Topic 842)”, and ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The SEC Staff Announcement expands the disclosure requirements for the adoption of these ASUs if a registrant does not know or cannot reasonably estimate their expected impact on the financial statements. Registrants must now consider making additional qualitative financial statement disclosures, such as a comparison to the current accounting policies, to assist readers in assessing the significance of the impact on the standards will have on the financial statements when adopted. Also, a registrant must describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed.

ASU 2017-03 is effective for fiscal year and interim period beginning after December 15, 2016. The Company has adopted ASU 2017-03 and applied it to the disclosures discussing ASU 2014-09 and 2016-02.

Business Combinations

In January, 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” to assist entities with evaluating whether transactions should be accounted for as acquisition or disposals of assets or businesses. To be considered a business, the integrated set of activities and assets to be evaluated must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the integrated set or activities and assets is not considered a business. ASU 2017-01 provides a framework to assist entities in evaluating whether an integrated set of activities and assets include both an input and a substantive process when the assets’ fair value is not concentrated in a single identifiable asset or group of similar identifiable assets.

ASU 2017-01 is effective for fiscal years and interim periods beginning after December 15, 2017. The amendments in ASU 2017-01 should be applied on or after the effective date. No disclosure is required at adoption. The Company expects the impact from adopting this update to be immaterial to the consolidated financial statements.

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

         ASU 2016-16 is effective for fiscal years and interim periods beginning after December 15, 2017. For entities that issue interim financial statements and whose current fiscal year end date is December 31, 2016, early adoption can be made during the three month period ending March 31, 2017. The amendments in ASU 2016-16 must be applied on a modified retrospective basis through a cumulate-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We did not early adopt ASU 2016-16 during the three month period ending March 31, 2017. We are currently evaluating the amendments in this update to determine the effect it will have on the Company's consolidated financial statements.

Leases

In February, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  ASU 2016-02 requires lessees to recognize on their balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. Payments to be made in optional periods should be included in the measurement of lease assets and liabilities if the lessee is reasonably certain it will exercise an option to extend the lease or not exercise an option to terminate the lease.  While ASU 2016-02 continues to differentiate between finance or capital leases and operating leases, the principal change from current lease accounting guidance is that lease assets and liabilities arising from operating leases will be recognized on the balance sheet.

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

Stock Compensation

In March, 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows.  Under this update, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statements and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  ASU 2016-09 requires excess tax benefits to be classified along with other income tax cash flows as an operating activity and clarifies that cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity.

ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016. The Company has adopted ASU 2016-09 for the period ended March 31, 2017. The Company recognized a $1,496 adjustment to the beginning  balance of  retained earnings for previously unrecognized excess tax benefits on share-based payment awards. Amendments related to the presentation of employee taxes paid on the statements of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement were applied retrospectively to all periods presented. Amendments requiring recognition of excess tax benefits in the income statements and the classification of those excess tax benefits on the statements of cash flows were applied prospectively, beginning with the three month period ended March 31, 2017.  Excess tax benefits on share-based payment awards in the statements of cash flows in prior periods have not been adjusted.

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

3)

Cash receipts from the settlement of insurance claims, excluding those related to corporate-owned life insurance policies,  shall be classified on the basis of the related insurance coverage.  For example, proceeds received to cover claims issued under product recall liability insurance would be classified as cash inflows from operating activities.

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

Revenue from Contracts with Customers

In May, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  This update’s core principal is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Companies are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle. The FASB has issued several amendments to the new standard, including a one-year deferral of the original effective date, and new methods for identifying performance obligations intended to reduce the cost and complexity or compliance.

This update permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting this update retrospectively with the cumulative effect of initial application recognized at the date of initial application. ASU 2014-09 will be effective for fiscal years and interim periods beginning after December 15, 2017. Early application is not permitted.

Gentherm is executing a plan to complete the five-step contract review process for all existing contracts with customers, across all business units. While we continue to assess all potential impacts from this update, we currently believe the most significant impact relates to our accounting for options that give customers the right to purchase additional goods under long-term supply agreements, in the future.  Due to the complexity of certain of our automotive supply contracts, the actual revenue recognition treatment for customer purchase options will depend on contract-specific terms and could vary from other contracts that are similar in nature. We are currently in the process of determining the total impact implementation of ASU 2014-09 and any corresponding amendments will have on the Company’s financial statements.

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

The following summarizes the Common Stock included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended March 31,
	2017	2016
Weighted average number of shares for calculation of basic EPS	36,619,825	36,356,973
Stock options under equity incentive plans	119,457	193,890
Weighted average number of shares for calculation of diluted EPS	36,739,282	36,550,863

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2017	2016
Stock options outstanding for equity incentive plans	1,859,618	1,062,534

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

•

Industrial – the combined operating results of Gentherm Global Power Technologies (“GPT”), Cincinnati Sub-Zero Products, LLC (“CSZ”) and Gentherm’s advanced research and development division.  Advanced research and development includes efforts focused on improving the efficiency of thermoelectric technologies and advanced heating wire technology as well as other applications.  The segment includes government sponsored research projects.

●	Reconciling Items – include corporate selling, general and administrative costs and acquisition transaction costs.

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three month periods ended March 31, 2017 and 2016. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of March 31, 2017, goodwill assigned to our Automotive and Industrial segments were $21,258 and $30,773, respectively. As of March 31, 2016, goodwill assigned to our Automotive and Industrial segments were $22,675 and $6,151, respectively.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 4 – Segment Reporting – Continued

Three Months Ended March 31,	Automotive	Industrial	Reconciling Items	Consolidated Total

2017:
Product revenues	$221,833	$27,434	$—	$249,267
Depreciation and amortization	8,131	1,418	643	10,192
Operating income (loss)	50,757	(2,486)	(13,422)	34,849
2016:
Product revenues	$210,435	$5,279	$—	$215,714
Depreciation and amortization	7,283	390	491	8,164
Operating income (loss)	42,701	(2,616)	(10,200)	29,885

Total product revenues information by geographic area is as follows:

	Three Months Ended March 31,
	2017		2016
United States	$119,523	48%	$101,740	47%
China	20,465	8%	17,422	8%
Germany	17,868	7%	18,167	8%
South Korea	16,391	7%	19,096	9%
Japan	14,283	6%	12,234	6%
Canada	10,929	4%	8,982	4%
Czech Republic	10,707	4%	9,671	5%
United Kingdom	9,668	4%	6,667	3%
Mexico	5,370	2%	5,581	3%
Other	24,063	10%	16,154	7%
Total Non U.S.	129,744	52%	113,974	53%
	$249,267	100%	$215,714	100%

Note 5 – Debt

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

All subsidiary borrowers and guarantors participating in the Amended Credit Agreement have entered into a related pledge and security agreement.  The security agreement grants a security interest to the lenders in substantially all of the personal property of subsidiaries designated as borrowers to secure their respective obligations under the Amended Credit Agreement, including the stock and membership interests of specified subsidiaries (limited to 66% of the stock in the case of certain non-US subsidiaries).  The Amended Credit Agreement restricts the amount of dividend payments the Company can make to shareholders. As of March 31, 2017, Gentherm had approximately $203,000 available to borrow under the U.S. Revolving Note, net of outstanding letters of credit totaling $1,020 as of March 31, 2017.

The Amended Credit Agreement requires the Company to maintain a minimum Consolidated Interest Coverage Ratio. The Company must also maintain a Consolidated Leverage Ratio. Definitions for these financial ratios are included in the Amended Credit Agreement.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Debt – Continued

Under the Amended Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”).   The Base Rate is equal to the highest of the Federal Funds Rate (0.82% at March 31, 2017) plus 0.50%, Bank of America’s prime rate (4.00% at March 31, 2017), or a one month Eurocurrency rate (0.00% at March 31, 2017) plus 1.00%. The Eurocurrency Rate for loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (0.98% at March 31, 2017).   All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans.  Interest is payable at least quarterly.

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

The following table summarizes the Company’s debt at March 31, 2017 and at December 31, 2016.

	March 31, 2017		December 31, 2016
	Interest Rate	Principal Balance	Principal Balance
Credit Agreement:
Revolving Note (U.S. Dollar Denominations)	2.48%	$146,000	$154,000
DEG China Loan	4.25%	2,137	2,525
DEG Vietnam Loan	5.21%	15,000	15,000
Total debt		163,137	171,525
Current portion		(2,105)	(2,092)
Long-term debt, less current maturities		$161,032	$169,433

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Debt – Continued

The scheduled principal maturities of our debt as of March 31, 2017 are as follows:

Year	Revolving Note (U.S. Dollar)	DEG China Note	DEG Vietnam Note	Total
Remainder of 2017	$—	$427	$1,250	$1,677
2018	—	855	2,500	3,355
2019	—	855	2,500	3,355
2020	—	—	2,500	2,500
2021	146,000	—	2,500	148,500
2022	—	—	2,500	2,500
Thereafter	—	—	1,250	1,250
Total	$146,000	$2,137	$15,000	$163,137

Principal outstanding under the Revolving Note will be due and payable in full on March 17, 2021. As of March 31, 2017, we were in compliance, in all material respects, with all terms as outlined in the Amended Credit Agreement, DEG China Loan and DEG Vietnam Loan.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $12,913 and $29,538 outstanding as of March 31, 2017 and December 31, 2016, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is one year.  We had copper commodity swap contracts with a notional value of $4,043 and $407 outstanding at March 31, 2017 and December 31, 2016, respectively.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income (loss) in the consolidated condensed balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income (loss) is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated condensed statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 6 – Derivative Financial Instruments – Continued

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of March 31, 2017 is as follows:

			Asset Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$1,544	$1,544
Commodity derivatives	Cash flow hedge	Level 2	Current assets	$50	$50

Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

	Location	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Foreign currency derivatives	Cost of sales	$(472)	$35
	Selling, general and administrative	(216)	139
	Other comprehensive income	2,960	1,293
	Foreign currency (loss) gain	(57)	78
Total foreign currency derivatives		$2,215	$1,545
Commodity derivatives	Cost of sales	$19	$(211)
	Other comprehensive income	32	296
Total commodity derivatives		$51	$85

We did not incur any hedge ineffectiveness during the three months ended March 31, 2017 and 2016.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 7 – Fair Value Measurement – Continued

Except for derivative instruments (see Note 6), pension liabilities, pension plan assets and a corporate owned life insurance policy, the Company has no material financial assets and liabilities that are carried at fair value at March 31, 2017 and December 31, 2016. The carrying amounts of financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short maturity of such instruments. The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  The carrying values of the Company’s Amended Credit Agreement indebtedness for the periods ending March 31, 2017 and December 31, 2016, respectively, were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 5).  Discount rates used to measure the fair value of Gentherm’s DEG Vietnam Loan and DEG China Loan are based on quoted swap rates.  As of March 31, 2017, the carrying values of the DEG Vietnam Loan and DEG China Loan were $15,000 and $2,137, respectively, as compared to an estimated fair value of $15,100 and $2,200 respectively. As of December 31, 2016, the carrying value of the DEG Vietnam Loan and DEG China Loan were $15,000 and $2,525, respectively, as compared to an estimated fair value of $14,900 and $2,600, respectively.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of March 31, 2017 and December 31, 2016, the Company did not realize any changes to the fair value of these assets due to the non-occurrence of events or circumstances that could negatively impact their recoverability.

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the three months ended March 31, 2017 and March 31, 2016 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives	Total
Balance at December 31, 2016	$(2,550)	$(65,762)	$241		$(1,020)	$(69,091)
Other comprehensive income before reclassifications	—	5,515	50		1,873	7,438
Income tax effect of other comprehensive income before reclassifications	—	(3)	(18)		(503)	(524)
Amounts reclassified from accumulated other comprehensive income (loss) into net income	—	—	(18)	[a]	1,087 [a]	1,069
Income taxes reclassified into net income	—	—	7		(292)	(285)
Net current period other comprehensive income	—	5,512	21		2,165	7,698
Balance at March 31, 2017	$(2,550)	$(60,250)	$262		$1,145	$(61,393)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives	Total
Balance at December 31, 2015	$(2,060)	$(49,381)	$(229)	$—	$(51,670)
Other comprehensive income before reclassifications	—	7,910	114	1,293	9,317
Income tax effect of other comprehensive income before reclassifications	—	1,242	(42)	(347)	853
Amounts reclassified from accumulated other comprehensive income (loss) into net income	—	—	182 [a]	—	182
Income taxes reclassified into net income	—	—	(67)	—	(67)
Net current period other comprehensive income	—	9,152	187	946	10,285
Balance at March 31, 2016	$(2,060)	$(40,229)	$(42)	$946	$(41,385)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

We expect all of the existing gains and losses related to foreign currency and commodity derivatives reported in accumulated other comprehensive income as of March 31, 2017 to be reclassified into earnings during the twelve month period ending December 31, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to finance sufficient working capital, the amount of availability under our credit facility, our ability to continue to maintain or increase sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs.  Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof or as of the date specified and are based on management’s current expectations and beliefs.  Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2016, and subsequent reports filed with or furnished to the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements.  Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements and related notes thereto included elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In addition to the $7,600,000 of withholding tax and $2,500,000 of income taxes, the Reorganization will require the Company to make a one-time income tax payment of approximately $32,600,000.  The one-time income tax payment was accrued during the first quarter of 2016; however, the Company also recorded an offsetting deferred charge for approximately the same amount because the one-time income tax payment will result in tax deductions against income taxes in future periods. Therefore, the income tax payment did not have a material impact on the Company’s earnings during the first quarter of 2016 nor any subsequent quarter since. The withholding tax payment was paid entirely in 2016. The income tax payments of $2,500,000 and $32,600,000 were paid during the first quarter of 2017.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. See Note 2 to our consolidated condensed financial statements for information about accounting standard updates adopted during the three month period ended March 31, 2017 and their impact on the Company’s financial statements.

Results of Operations First Quarter 2017 Compared with First Quarter 2016

Product Revenues. Product revenues for the three months ended March 31, 2017 (“First Quarter 2017”) were $249,267,000 compared with product revenues of $215,714,000 for the three months ended March 31, 2016 (“First Quarter 2016”), an increase of $33,553,000, or 16%. This increase was attributable to the acquisition of Cincinnati Sub-Zero Products, LLC (“CSZ”), which we acquired on April 1, 2016, continued growth in our automotive products, and a partial recovery in product revenues from Gentherm Global Power Technologies (“GPT”).  Revenues for CSZ during First Quarter 2017 were $20,022,000 and were zero during First Quarter 2016 since the acquisition was not closed until the second quarter 2016.   This amount of revenue also represented 26% growth for CSZ organically.  CSZ’s pro forma product revenues during the three month period ended March 31, 2016, the comparable period prior to our acquisition, were $15,905,000.  Our automotive product revenues increased by $11,399,000, or 5%, to $221,833,000 during First Quarter 2017 including higher sales for all product groups.  Automotive Seat Heaters were particularly strong growing $7,054,000, or 10%, to $77,645,000.  This increase was driven partly by strong production volumes and new program launches and also reflects greater vehicle content due to an increasing number of vehicle programs offering seat heaters in rear set positions and higher system level content due to a greater number of programs having Gentherm electronics controllers.  Steering Wheel Heaters also increased by $3,486,000, or 30% to $15,043,000.  This increase was due to new program launches and higher application rates on existing vehicles, and also reflects a continued strong market trend where more vehicle models have added the feature.  Product revenues from GPT totaled $7,412,000 which represented an increase of $2,132,000, or 40%.  Our First Quarter 2017 product revenues were negatively affected by the strengthening of the U.S. Dollar against the Euro when compared to First Quarter 2016.

During First Quarter 2017 we revised our revenue by product analysis to better reflect pricing adjustments and other differences.  We have revised prior year revenue by product amounts to reflect this change.

Cost of Sales. Cost of sales increased to $164,107,000 during First Quarter 2017 from $147,472,000 during First Quarter 2016. This increase of $16,635,000, or 11%, was due to increased sales volume, including the new product revenues from CSZ.  The gross margin percentage was 34.2% during First Quarter 2017 which was 2.6% higher than the gross margin percentage of 31.6% during First Quarter 2016.  The higher gross margin was due to the CSZ revenue and the higher GPT revenue, both of which have a higher than average gross margin percentage, favorable foreign currency impact on production expenses and improved gross margin in our automotive segment reflecting the improved content in seat heaters.

Net Research and Development Expenses. Net research and development expenses were $19,505,000 during First Quarter 2017 compared to $15,696,000 in First Quarter 2016, an increase of $3,809,000, or 24.3%. This increase was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices, battery management systems, advanced automotive electronics solutions and other potential products.

Many of these new products have begun to reach the more cost intensive phases that typically occur after we receive firm customer orders or later as we ramp up our manufacturing operations specific to these products.  Important examples include battery thermal management and a new automotive electronic control module, which will begin shipping at the end of 2017 and in early 2019, respectively.  During First Quarter 2017 we incurred expenses of approximately $2,000,000 associated with battery thermal management and the electronic module programs.  We estimate that these two products will add over $50,000,000 in annual revenue by the time they reach their full run rate in 2019 based on current awarded programs and we believe annual revenues are likely to grow rapidly thereafter.  The growth in the battery thermal management product is expected to mirror an expected rapid growth in 48-

volt mild hybrid automotive drive trains for which it is designed, whereas the growth in the electronic control module product is anticipated to be driven by market share penetration due to an important design innovation that we believe gives us an important competitive advantage.

The CSZ acquisition also increased our net research and development expenses by $620,000.

Increases in research and development were partially offset by research and development reimbursement totaling $2,189,000 during First Quarter 2017 and $1,593,000 during First Quarter 2016.  We expect that our research and development reimbursements as well as some related expenses will decrease in future years due to the expiration of our research program with the U.S. Department of Energy.

We classify development and prototype costs and related reimbursements as research and development. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. During First Quarter 2017, we did not incur any acquisition transaction expenses.  During 2016, we incurred $37,000 in fees and expenses associated with the acquisition of CSZ which was completed on April 1, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $30,806,000, which included $6,131,000 in selling, general and administrative expenses for CSZ, during First Quarter 2017 from $22,624,000 during First Quarter 2016.  Excluding the CSZ expenses, selling, general and administrative expenses increased by $2,051,000, or 9%.   This increase was primarily due to increased management incentive compensation costs.  Our management incentive program includes various forms of equity compensation including stock options, restricted stock and stock appreciation rights (“SARs”).  Stock options and restricted stock are accounted for using the equity method and are valued at the grant date fair value and amortized over the respective service period of the employee beneficiary.  SARs are accounted for using the liability method since they are settled in cash which requires mark-to-market adjustments based on the current trading price of Gentherm Common Stock.  Since Gentherm Common Stock appreciated during the First Quarter 2017, we recorded SAR related compensation expense totaling $1,952,000 for the period.  This SAR related compensation expense was $2,413,000 higher as compared with a benefit during First Quarter 2016 of $461,000.  The benefit in 2016 was due to a decline in the Company’s trading price during that period.  Increased selling, general and administrative expenses also resulted from new human resource management systems and product lifecycle management business software implementation projects totaling $1,031,000.  These amounts were partially offset by lower currency translation of expenses recorded in other currencies such as the Euro.

Income Tax Expense. We recorded an income tax expense of $7,232,000 during First Quarter 2017 representing an effective tax rate of 22% on earnings before income tax of $32,634,000.  During First Quarter 2016, we recorded an income tax expense of $15,845,000 which included the one-time withholding tax expense of $6,300,000 and other adjustments totaling $3,300,000 related to the Reorganization.  Excluding this one-time expense and other adjustments, our income tax expense would have been $6,245,000 representing an effective tax rate of 23% on earnings before income tax of $27,738,000.  The effective tax rates for First Quarter 2017, and First Quarter 2016, excluding the one-time expense related to the Reorganization, were lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Liquidity and Capital Resources

The Company has funded its financial needs primarily through cash flows from operating activities and debt financings, as well as equity offerings on a supplemental basis. Based on its current operating plan, management believes cash and cash equivalents at March 31, 2017, together with cash flows from operating activities, along with borrowing available under our Amended Credit Agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisition.  There can be no assurance that such capital will be available at all or on reasonable terms, which could adversely affect our future operations and business strategy.

The following table represents changes in our cash and cash equivalents and short-term investments:

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$177,187	$144,479
Cash (used in) provided by operating activities	(21,336)	108,400
Cash used in investing activities	(15,552)	(144,338)
Cash (used in) provided by financing activities	(8,472)	79,858
Foreign currency effect on cash and cash equivalents	2,080	(11,212)
Cash and cash equivalents at end of period	$133,907	$177,187

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents decreased by $43,280,000 during First Quarter 2017. Cash used in operating activities during First Quarter 2017 was $21,336,000, representing a decrease of $27,684,000 as compared to cash flow provided by operating activities during First Quarter 2016 which was $6,348,000. Higher net income during First Quarter 2017 was more than offset by the $2,500,000 and $32,600,000 income tax payments related to the Reorganization (defined above), plus non-cash expenses.  Non-cash expenses included higher depreciation and amortization of $10,192,000, higher stock compensation of $2,303,000 and a net decrease in net operating assets and liabilities of $59,942,000 including working capital items. Higher depreciation and amortization in First Quarter 2017 resulted from purchases of property and equipment, driven largely by plant construction in Mexico, Vietnam, and Macedonia, and building improvements at CSZ. Our working capital increased during First Quarter 2017 due to sequentially higher product revenues and the settlement of accrued income tax liabilities related to the Reorganization.

As of March 31, 2017, working capital was $319,946,000 as compared to $295,130,000 at December 31, 2016, an increase of $24,816,000, or 8%.  Despite the $43,280,000 decrease in cash and cash equivalents, working capital increased due to increases in accounts receivable, inventory and prepaid expenses and other assets, and a decrease in accrued liabilities totaling $15,195,000, $3,381,000, $7,478,000 and $40,729,000, respectively.  These increases in working capital were partially offset by an increase in accounts payable of $1,645,000. Accounts receivable primarily increased as a result of increases in product revenues and timing differences between when sales in First Quarter 2017 were realized compared with sales realized in the fourth quarter of 2016.  Accrued liabilities primarily decreased as a result of the income tax payments associated with the Reorganization totaling $35,100,000. Working capital was also affected by changes in currency exchange rates, which generally resulted in decreased working capital.

Cash used in investing activities was $15,552,000 during First Quarter 2017, reflecting purchases of property and equipment related to expansion of production capacity, including construction of new production facilities in Mexico and Macedonia, and replacement of existing equipment. A cash payment totaling $2,000,000 was made to the seller of CSZ to settle the tax gross-up included in the original purchase price.

Cash used in financing activities was $8,472,000 during First Quarter 2017, reflecting payments of principal on the U.S. Revolving Note and the DEG China Loan totaling $8,428,000 in aggregate.  See Note 5 to our consolidated condensed financial statements for repayment terms and other information about each debt instrument. As of March 31, 2017, the total availability under the U.S. Revolving Note was $202,980,000.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $12,913,000 and $29,538,000 outstanding at March 31, 2017 and December 31, 2016, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is one year.  We had copper commodity swap contracts with a notional value of $4,043,000 and $407,000 outstanding at March 31, 2017 and December 31, 2016, respectively.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income (loss) in the consolidated condensed balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income (loss) is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated condensed statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of March 31, 2017 is set forth in Note 6 to the consolidated condensed financial statements included herein.

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

March 31, 2017

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(In thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$427	$855	$855	—	—	—	$2,137	$2,200
Fixed Interest Rate	4.25%	4.25%	4.25%	4.25%			4.25%
Variable Rate ($USD)	—	—	—	—	$146,000	—	$146,000	$146,000
Average Interest Rate					2.48%		2.48%
Fixed Rate ($USD)	$1,250	$2,500	$2,500	$2,500	$2,500	$3,750	$15,000	$15,100
Fixed Interest Rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%

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

March 31, 2017

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(In thousands except rate information)
$US functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount	$12,913	—	—	—	—	—	$12,913	$1,544
Average Contract Rate	$21.37						$21.37

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

March 31, 2017

	Carrying Amount	Fair Value
On Balance Sheet Commodity Position and Related Derivatives (in thousands)	$50	$50

	Expected Maturity
	2017	Fair Value
Related Derivatives
Futures Contracts (Long):
Contract Volumes (metric tons)	700
Weighted Average Price (per metric ton)	$5,775
Contract Amount (in thousands)	$4,043	$50

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended March 31, 2017.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.  You should carefully consider the risks and uncertainties described therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On December 16, 2016, the Board of Directors authorized a three-year, $100 million stock repurchase program. Under the program, we may repurchase, from time to time, our common stock in amounts and at prices as we deem appropriate, taking into account market conditions, applicable legal requirements, debt covenants and other considerations. The number of shares repurchased and the time of the repurchases under the stock repurchase program will be determined by our management. Repurchases may be made on the open market or in privately negotiated transactions. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under securities laws. The authorization of this stock repurchase program does not require we repurchase any specific dollar value or number of shares and may be modified, extended or terminated by our Board of Directors at any time. No shares were repurchased under this program during the three months ended March 31, 2017.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1	Section 906 Certification – CEO	*
32.2	Section 906 Certification – CFO	*
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*  Documents are furnished not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: May 1, 2017

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 1, 2017