Form 10-Q
period 2017-06-30
GENTHERM Inc
filed 2017-07-31
CIK 903129

Acxl

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At July 28, 2017, there were 36,837,303 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$164,177	$177,187
Accounts receivable, less allowance of $1,424 and $1,391, respectively	181,273	170,084
Inventory:
Raw materials	58,364	60,525
Work in process	15,704	13,261
Finished goods	32,500	31,288
Inventory, net	106,568	105,074
Derivative financial instruments	2,545	18
Prepaid expenses and other assets	39,939	32,000
Total current assets	494,502	484,363
Property and equipment, net	187,391	172,052
Goodwill	53,497	51,735
Other intangible assets, net	54,356	57,557
Deferred financing costs	1,079	1,221
Deferred income tax assets	37,805	35,299
Other non-current assets	37,867	40,803
Total assets	$866,497	$843,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$83,719	$84,511
Accrued liabilities	65,946	105,625
Current maturities of long-term debt	3,414	2,092
Derivative financial instruments	—	1,395
Total current liabilities	153,079	193,623
Pension benefit obligation	7,937	7,419
Other liabilities	5,355	4,092
Long-term debt, less current maturities	159,871	169,433
Deferred income tax liabilities	7,287	8,058
Total liabilities	333,529	382,625
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 36,821,656 and 36,534,464 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	266,077	262,251
Paid-in capital	12,166	10,323
Accumulated other comprehensive loss	(37,608)	(69,091)
Accumulated earnings	292,333	256,922
Total shareholders’ equity	532,968	460,405
Total liabilities and shareholders’ equity	$866,497	$843,030

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product revenues	$243,378	$232,720	$492,645	$448,434
Cost of sales	164,973	161,225	329,080	308,697
Gross margin	78,405	71,495	163,565	139,737
Operating expenses:
Net research and development expenses	21,407	19,111	40,912	34,807
Acquisition transaction expenses	—	634	—	671
Selling, general and administrative expenses	31,775	29,397	62,581	52,021
Total operating expenses	53,182	49,142	103,493	87,499
Operating income	25,223	22,353	60,072	52,238
Interest expense	(1,261)	(950)	(2,383)	(1,627))
Foreign currency (loss) gain	(13,251)	2,796	(14,580)	961
Other income	173	30	409	395
Earnings before income tax	10,884	24,229	43,518	51,967
Income tax expense	2,371	5,783	9,603	21,628
Net income	$8,513	$18,446	$33,915	$30,339
Basic earnings per share	$0.23	$0.51	$0.92	$0.83
Diluted earnings per share	$0.23	$0.50	$0.92	$0.83
Weighted average number of shares – basic	36,777	36,442	36,699	36,400
Weighted average number of shares – diluted	36,840	36,637	36,796	36,572

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$8,513	$18,446	$33,915	$30,339
Other comprehensive income (loss), gross of tax:
Foreign currency translation adjustments gain (loss)	23,285	(7,274)	28,800	636
Unrealized gain (loss) on foreign currency derivative securities	815	(1,049)	3,775	244
Unrealized gain on commodity derivative securities	16	109	48	405
Other comprehensive income (loss), gross of tax	$24,116	$(8,214)	$32,623	$1,285
Other comprehensive income (loss), related tax effect:
Foreign currency translation adjustments gain (loss)	(106)	(142)	(109)	1,100
Unrealized gain (loss) on foreign currency derivative securities	(219)	282	(1,014)	(65)
Unrealized gain on commodity derivative securities	(6)	(41)	(17)	(150)
Other comprehensive income (loss), related tax effect	$(331)	$99	$(1,140)	$885
Other comprehensive income (loss), net of tax	$23,785	$(8,115)	$31,483	$2,170
Comprehensive income	$32,298	$10,331	$65,398	$32,509

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net income	$33,915	$30,339
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,191	17,547
Deferred income taxes	(2,278)	(3,707)
Stock compensation	4,761	4,505
Defined benefit plan expense	94	117
Provision of doubtful accounts	6	274
Loss on sale of property and equipment	249	254
Changes in operating assets and liabilities:
Accounts receivable	(6,949)	(12,668)
Inventory	1,149	6,624
Prepaid expenses and other assets	(5,147)	(6,890)
Accounts payable	(2,932)	1,749
Accrued liabilities	(37,944)	13,029
Net cash provided by operating activities	6,115	51,173
Investing Activities:
Proceeds from the sale of property and equipment	34	27
Acquisition of subsidiary, net of cash acquired	(2,000)	(73,666)
Purchases of property and equipment	(25,750)	(30,828)
Net cash used in investing activities	(27,716)	(104,467)
Financing Activities:
Borrowing of debt	—	75,000
Repayments of debt	(8,428)	(31,918)
Excess tax expense from equity awards	—	(385)
Cash paid for financing costs	—	(650)
Cash paid for the cancellation of restricted stock	(1,100)	(793)
Cash paid for the repurchase of common stock	(53)	—
Proceeds from the exercise of Common Stock options	2,061	566
Net cash (used in) provided by financing activities	(7,520)	41,820
Foreign currency effect	16,111	(998)
Net decrease in cash and cash equivalents	(13,010)	(12,472)
Cash and cash equivalents at beginning of period	177,187	144,479
Cash and cash equivalents at end of period	$164,177	$132,007
Supplemental disclosure of cash flow information:
Cash paid for taxes	$58,831	$13,400
Cash paid for interest	$2,190	$1,526
Supplemental disclosure of non-cash transactions:
Common Stock issued to Board of Directors and employees	$2,229	$2,432

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2016	36,534	$262,251	$10,323	$(69,091)	$256,922	$460,405
Cumulative effect of accounting change due to adoption of ASU 2016-09	—	—	—	—	1,496	1,496
Stock Repurchase	(2)	(53)	—	—	—	(53)
Exercise of Common Stock options for cash	168	2,750	(689)	—	—	2,061
Cancellation of restricted stock	(31)	(1,100)	—	—	—	(1,100)
Stock option compensation	—	—	2,532	—	—	2,532
Common Stock issued to Board of Directors and employees	153	2,229	—	—	—	2,229
Currency translation, net	—	—	—	28,691	—	28,691
Foreign currency hedge, net	—	—	—	2,761	—	2,761
Commodity hedge, net	—	—	—	31	—	31
Net income	—	—	—	—	33,915	33,915
Balance at June 30, 2017	36,822	$266,077	$12,166	$(37,608)	$292,333	$532,968

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

North American Reorganization

On January 4, 2016 and January 5, 2016, the Company completed reorganization transactions (the “Reorganization”) related to our North American business operated from Windsor, Ontario, Canada (the “Windsor Operations”).  As part of our original integration plan to eliminate redundancies associated with the 2011 acquisition of Gentherm GmbH (formerly named W.E.T. Automotive Systems AG), the Windsor Operations have been consolidated into our existing European and North American facilities.  As a result of the Reorganization, some of the business activities previously performed by the Windsor Operations are now being performed by other subsidiaries.

Related to the Reorganization, the Company declared intercompany dividends, incurred and paid withholding taxes to the Canadian Revenue Agency of $7,600 during 2016.  Additionally, the Company incurred income tax expense of $2,500 related to the intercompany dividends. These amounts incurred are expected to cover all future intercompany dividends needed to distribute the remaining earnings of the subsidiary to its parent in conjunction with the potential future liquidation of the subsidiary.

In addition to the $7,600 of withholding tax and $2,500 of income taxes, the Reorganization required the Company to make a one-time income tax payment of approximately $32,600.  The one-time income tax payment was accrued during the first quarter of 2016; however, the Company also recorded an offsetting deferred charge for approximately the same amount because the one-time income tax payment will result in tax deductions against income taxes in future periods. Therefore, the income tax payment did not have a material impact on the Company’s earnings during the first quarter of 2016 nor any subsequent quarter. The withholding tax payment was paid entirely in 2016. The income tax payments of $2,500 and $32,600 were paid during the first quarter of 2017.

Subsequent Events

We have evaluated subsequent events through the date that our consolidated condensed financial statements are issued.  No events have taken place that meet the definition of a subsequent event requiring adjustments to or disclosures in this Form 10-Q.

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the audited annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2016 was derived from audited annual consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

Balance Sheet Reclassification

In June, 2017, the Company changed its classification of prepayments made during the construction of plant assets from prepaid expenses and other assets to other non-current assets on the consolidated condensed balance sheet. The Company reclassified $4,390 from prepaid expenses and other assets to other non-current assets on the December 31, 2016 consolidated condensed balance sheet in order to conform with the current year’s presentation.

Share-Based Payment Awards

In May, 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting, in accordance with Topic 718. An entity should account for the effect of a modification unless all of the following are met:

1.

The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs of the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

2.	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.
3.	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

ASU 2017-09 is effective for annual and any interim periods beginning after December 15, 2017. Early adoption of the amendments in this update are permitted. The amendments in ASU 2017-09 should be applied on a prospective basis and in the initial period of adoption, entities must disclose the nature of and reason for the change in accounting principle. The Company has not historically made changes to the terms or conditions of shared-based payment awards and does not expect adoption of ASU 2017-09 to have a material impact the consolidated financial statements.

Goodwill Impairment

In January, 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 modified the concept of impairment of goodwill to be a condition that exists when the carrying value of a reporting unit that includes goodwill exceeds its fair value. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to that reporting unit. Entities no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination.

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

Business Combinations

In January, 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. To be considered a business, the integrated set of activities and assets to be evaluated must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the integrated set or activities and assets is not considered a business. ASU 2017-01 provides a framework to assist entities in evaluating whether an integrated set of activities and assets include both an input and a substantive process when the assets’ fair value is not concentrated in a single identifiable asset or group of similar identifiable assets.

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

         ASU 2016-16 is effective for fiscal years and interim periods beginning after December 15, 2017. For entities that issue interim financial statements and whose current fiscal year end date is December 31, 2016, early adoption was permitted during the three month period ending March 31, 2017. The amendments in ASU 2016-16 must be applied on a modified retrospective basis through a cumulate-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We did not early adopt ASU 2016-16 during the three month period ending March 31, 2017. We are currently evaluating the amendments in this update to determine the effect it will have on the Company's consolidated financial statements.

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

Revenue from Contracts with Customers

In May, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  This update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Companies are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle. The FASB has issued several amendments to the new standard, including a one-year deferral of the original effective date, and new methods for identifying performance obligations intended to reduce the cost and complexity of compliance.

This update permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting this update using the cumulative catch-up transition method. ASU 2014-09 will be effective for fiscal years and interim periods beginning after December 15, 2017. Early application is not permitted.

Gentherm is executing a plan to complete the five-step contract review process for all existing contracts with customers, across all business units. While we continue to assess all potential impacts from this update, we currently believe the most significant impact relates to our accounting for options that give customers the right to purchase additional goods under long-term supply agreements in the future.  Due to the complexity of certain of our automotive supply contracts, the actual revenue recognition treatment for customer purchase options will depend on contract-specific terms and could vary from other contracts that are similar in nature. We are currently in the process of determining the total impact implementation of ASU 2014-09 and any corresponding amendments will have on the Company’s consolidated financial statements.

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

The following summarizes the Common Stock included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average number of shares for calculation of basic EPS	36,776,545	36,442,296	36,698,618	36,399,635
Stock options under equity incentive plans	63,826	194,922	97,550	172,595
Weighted average number of shares for calculation of diluted EPS	36,840,371	36,637,218	36,796,168	36,572,230

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options outstanding for equity incentive plans	1,857,284	1,437,534	1,857,284	1,437,534

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

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three and six month periods ended June 30, 2017 and 2016. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of June 30, 2017, goodwill assigned to our Automotive and Industrial segments were $22,724 and $30,773, respectively. As of June 30, 2016, goodwill assigned to our Automotive and Industrial segments were $22,119 and $28,890, respectively.

Three Months Ended June 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2017:
Product revenues	$215,812	$27,566	$—	$243,378
Depreciation and amortization	9,048	1,288	663	10,999
Operating income (loss)	40,082	(2,648)	(12,211)	25,223
2016:
Product revenues	$211,833	$20,887	$—	$232,720
Depreciation and amortization	7,652	1,199	532	9,383
Operating income (loss)	36,162	(7,113)	(6,696)	22,353

Six Months Ended June 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2017:
Product revenues	$437,645	$55,000	$—	$492,645
Depreciation and amortization	17,179	2,706	1,306	21,191
Operating income (loss)	90,839	(5,134)	(25,633)	60,072
2016:
Product revenues	$422,267	$26,167	$—	$448,434
Depreciation and amortization	14,935	1,589	1,023	17,547
Operating income (loss)	78,863	(9,729)	(16,896)	52,238

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 4 – Segment Reporting – Continued

Total product revenues information by geographic area is as follows:

	Three Months Ended June 30,
	2017		2016
United States	$114,141	47%	$113,138	49%
China	19,962	8%	18,988	8%
Germany	17,694	7%	18,424	8%
South Korea	17,754	7%	21,053	9%
Japan	13,093	5%	9,779	4%
Canada	11,113	5%	10,091	4%
Czech Republic	9,944	4%	10,290	4%
United Kingdom	8,439	4%	7,071	3%
Mexico	5,322	2%	5,980	3%
Other	25,916	11%	17,906	8%
Total Non U.S.	129,237	53%	119,582	51%
	$243,378	100%	$232,720	100%

	Six Months Ended June 30,
	2017		2016
United States	$233,664	47%	$214,878	48%
China	40,427	8%	36,410	8%
Germany	35,562	7%	36,591	8%
South Korea	34,145	7%	40,149	9%
Japan	27,376	6%	22,013	5%
Canada	22,042	5%	19,073	4%
Czech Republic	20,651	4%	19,961	4%
United Kingdom	18,107	4%	13,738	3%
Mexico	10,692	2%	11,561	3%
Other	49,979	10%	34,060	8%
Total Non U.S.	258,981	53%	233,556	52%
	$492,645	100%	$448,434	100%

Note 5 – Debt

Amended Credit Agreement

The Company, together with certain direct and indirect subsidiaries, have an outstanding Credit Agreement (the “Credit Agreement”) with a consortium of lenders and Bank of America, N.A., as administrative agent. The Credit Agreement was most recently amended on December 15, 2016 (the “Amended Credit Agreement”).  As a result of such amendment, the aggregate principal amount available for borrowing under the secured revolving credit facility increased from $250,000 to $350,000.

All subsidiary borrowers and guarantors participating in the Amended Credit Agreement have entered into a related pledge and security agreement.  The security agreement grants a security interest to the lenders in substantially all of the personal property of subsidiaries designated as borrowers to secure their respective obligations under the Amended Credit Agreement, including the stock and membership interests of specified subsidiaries (limited to 66% of the stock in the case of certain non-US subsidiaries).  The Amended Credit Agreement restricts the amount of dividend payments the Company can make to shareholders. As of June 30, 2017, Gentherm had approximately $203,000 available to borrow under the U.S. Revolving Note, net of outstanding letters of credit totaling $611.

The Amended Credit Agreement requires the Company to maintain a minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, each defined therein.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Debt – Continued

Under the Amended Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (1.06% at June 30, 2017) plus 0.50%, Bank of America’s prime rate (4.25% at June 30, 2017), or a one month Eurocurrency rate (0.00% at June 30, 2017) plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (1.22% at June 30, 2017).  All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

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

The following table summarizes the Company’s debt at June 30, 2017 and at December 31, 2016.

	June 30, 2017		December 31, 2016
	Interest Rate	Principal Balance	Principal Balance
Credit Agreement:
Revolving Note (U.S. Dollar Denominations)	2.98%	$146,000	$154,000
DEG China Loan	4.25%	2,285	2,525
DEG Vietnam Loan	5.21%	15,000	15,000
Total debt		163,285	171,525
Current portion		(3,414)	(2,092)
Long-term debt, less current maturities		$159,871	$169,433

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Debt – Continued

The scheduled principal maturities of our debt as of June 30, 2017 are as follows:

Year	Revolving Note (U.S. Dollar)	DEG China Note	DEG Vietnam Note	Total
Remainder of 2017	$—	$457	$1,250	$1,707
2018	—	914	2,500	3,414
2019	—	914	2,500	3,414
2020	—	—	2,500	2,500
2021	146,000	—	2,500	148,500
2022	—	—	2,500	2,500
Thereafter	—	—	1,250	1,250
Total	$146,000	$2,285	$15,000	$163,285

Principal outstanding under the Revolving Note will be due and payable in full on March 17, 2021. As of June 30, 2017, we were in compliance, in all material respects, with all terms as outlined in the Amended Credit Agreement, DEG China Loan and DEG Vietnam Loan.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $36,170 and $29,538 outstanding as of June 30, 2017 and December 31, 2016, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is one year.  We had copper commodity swap contracts with a notional value of $2,830 and $407 outstanding at June 30, 2017 and December 31, 2016, respectively.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 6 – Derivative Financial Instruments – Continued

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of June 30, 2017 is as follows:

			Asset Derivatives		Net Asset
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$2,479	$2,479
Commodity derivatives	Cash flow hedge	Level 2	Current assets	$66	$66

          Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

	Location	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Foreign currency derivatives	Cost of sales	$351	$100	$(121)	$135
	Selling, general and administrative	—	—	(216)	139
	Other comprehensive income	815	(1,049)	3,775	244
	Foreign currency (loss) gain	(20)	71	(77)	149
Total foreign currency derivatives		$1,146	$(878)	$3,361	$667
Commodity derivatives	Cost of sales	$10	$(142)	$29	$(353)
	Other comprehensive income	16	109	48	405
Total commodity derivatives		$26	$(33)	$77	$52

We did not incur any hedge ineffectiveness during the three and six months ended June 30, 2017 and 2016.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 7 – Fair Value Measurement – Continued

Except for derivative instruments (see Note 6), pension liabilities, pension plan assets and a corporate owned life insurance policy, the Company has no material financial assets and liabilities that are carried at fair value at June 30, 2017 and December 31, 2016. The carrying amounts of financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short maturity of such instruments. The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  The carrying values of the Company’s Amended Credit Agreement indebtedness for the periods ending June 30, 2017 and December 31, 2016, respectively, were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 5).  Discount rates used to measure the fair value of Gentherm’s DEG Vietnam Loan and DEG China Loan are based on quoted swap rates.  As of June 30, 2017, the carrying values of the DEG Vietnam Loan and DEG China Loan were $15,000 and $2,285, respectively, as compared to an estimated fair value of $15,000 and $2,400 respectively. As of December 31, 2016, the carrying value of the DEG Vietnam Loan and DEG China Loan were $15,000 and $2,525, respectively, as compared to an estimated fair value of $14,900 and $2,600, respectively.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of June 30, 2017 and December 31, 2016, the Company did not realize any changes to the fair value of these assets due to the non-occurrence of events or circumstances that could negatively impact their recoverability.

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the three months ended June 30, 2017 and June 30, 2016 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at March 31, 2017	$(2,550)	$(60,250)	$262		$1,145		$(61,393)
Other comprehensive income before reclassifications	—	23,285	28		1,092		24,405
Income tax effect of other comprehensive income before reclassifications	—	(106)	(10)		(293)		(409)
Amounts reclassified from accumulated other comprehensive income (loss) into net income	—	—	(12)	[a]	(277)	[a]	(289)
Income taxes reclassified into net income	—	—	4		74		78
Net current period other comprehensive income	—	23,179	10		596		23,785
Balance at June 30, 2017	$(2,550)	$(37,071)	$272		$1,741		$(37,608)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss) – Continued

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives		Total
Balance at March 31, 2016	$(2,060)	$(40,229)	$(42)	$946		$(41,385)
Other comprehensive income before reclassifications	—	(7,274)	(12)	(592)		(7,878)
Income tax effect of other comprehensive income before reclassifications	—	(142)	4	159		21
Amounts reclassified from accumulated other comprehensive income (loss) into net income	—	—	121 [a]	(457)	[a]	(336)
Income taxes reclassified into net income	—	—	(45)	123		78
Net current period other comprehensive income	—	(7,416)	68	(767)		(8,115)
Balance at June 30, 2016	$(2,060)	$(47,645)	$26	$179		$(49,500)

(a)The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the six months ended June 30, 2017 and June 30, 2016 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives	Total
Balance at December 31, 2016	$(2,550)	$(65,762)	$241		$(1,020)	$(69,091)
Other comprehensive income before reclassifications	—	28,800	78		2,965	31,843
Income tax effect of other comprehensive income before reclassifications	—	(109)	(28)		(796)	(933)
Amounts reclassified from accumulated other comprehensive income (loss) into net income	—	—	(30)	[a]	810 [a]	780
Income taxes reclassified into net income	—	—	11		(218)	(207)
Net current period other comprehensive income	—	28,691	31		2,761	31,483
Balance at June 30, 2017	$(2,550)	$(37,071)	$272		$1,741	$(37,608)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss) – Continued

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2015	$(2,060)	$(49,381)	$(229)	$—		$(51,670)
Other comprehensive income before reclassifications	—	636	102	701		1,439
Income tax effect of other comprehensive income before reclassifications	—	1,100	(38)	(188)		874
Amounts reclassified from accumulated other comprehensive income (loss) into net income	—	—	303 [a]	(457)	[a]	(154)
Income taxes reclassified into net income	—	—	(112)	123		11
Net current period other comprehensive income	—	1,736	255	179		2,170
Balance at June 30, 2016	$(2,060)	$(47,645)	$26	$179		$(49,500)

(a)The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

We expect all of the existing gains and losses related to foreign currency and commodity derivatives reported in accumulated other comprehensive income as of June 30, 2017 to be reclassified into earnings during the twelve month period ending December 31, 2017.

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

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and related notes thereto included elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

North American Reorganization

On January 4, 2016 and January 5, 2016, the Company completed reorganization transactions (the “Reorganization”) related to our North American business operated from Windsor, Ontario, Canada (the “Windsor Operations”).  As part of our original integration plan to eliminate redundancies associated with the 2011 acquisition of Gentherm GmbH (formerly named W.E.T. Automotive Systems AG), the Windsor Operations have been consolidated into our existing European and North American facilities.  As a result of the Reorganization, some of the business activities previously performed by the Windsor Operations are now being performed by other subsidiaries.

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

In addition to the $7,600,000 of withholding tax and $2,500,000 of income taxes, the Reorganization required the Company to make a one-time income tax payment of approximately $32,600,000.  The one-time income tax payment was accrued during the first quarter of 2016; however, the Company also recorded an offsetting deferred charge for approximately the same amount because the one-time income tax payment will result in tax deductions against income taxes in future periods. Therefore, the income tax payment did not have a material impact on the Company’s earnings during the first quarter of 2016 nor any subsequent quarter. The withholding tax payment was paid entirely in 2016. The income tax payments of $2,500,000 and $32,600,000 were paid during the first quarter of 2017.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. See Note 2 to our consolidated condensed financial statements for information about accounting standard updates adopted during the six month period ended June 30, 2017 and their impact on the Company’s consolidated financial statements.

Results of Operations Second Quarter 2017 Compared with Second Quarter 2016

Product Revenues. Product revenues for the three months ended June 30, 2017 (“Second Quarter 2017”) were $243,378,000 compared with product revenues of $232,720,000 for the three months ended June 30, 2016 (“Second Quarter 2016”), an increase of $10,658,000, or 5%. This increase was attributable to higher revenue for Cincinnati Sub-Zero Products, LLC (“CSZ”), continued growth in our automotive products, and a partial recovery in product revenues from Gentherm Global Power Technologies (“GPT”).  Revenues for CSZ during Second Quarter 2017 were $20,065,000 and were $16,785,000 during Second Quarter 2016 representing a 20% increase.  Despite slowing automotive production volumes on a global basis, our automotive product revenues increased by $3,979,000, or 2%, to $215,812,000 during Second Quarter 2017.  Our automotive OEM customers cut production on several vehicle programs during the period through one-time plant shut-downs intended to curb growing vehicle inventories.  These shut-downs were more prevalent during the Second Quarter 2017 and impacted our Climate Controlled Seat (“CCS”) products disproportionately. Steering Wheel Heaters were particularly strong growing $1,946,000, or 15%, to $14,501,000.  Seat Heaters also increased by $1,529,000, or 2% to $73,804,000.  Product revenues from GPT totaled $7,501,000 which represented an increase of $3,399,000, or 83%.

During the three months ended March 31, 2017, we revised our revenue by product analysis to better reflect pricing adjustments and other differences.  We have revised prior year revenue by product amounts to reflect this change.

Cost of Sales. Cost of sales increased to $164,973,000 during Second Quarter 2017 from $161,225,000 during Second Quarter 2016. This increase of $3,748,000, or 2%, was due to the higher amount of product revenues offset partially by a one-time $3,973,000 expense recorded during the 2016 period associated with the purchase accounting impact on inventory for the CSZ acquisition which occurred at the beginning of that period.  The gross margin percentage during Second Quarter 2017 was 32.2% as compared to 30.7% during Second Quarter 2016, or 32.4% after adjusting for the one-time purchase accounting impact.  This slight decrease is due to a lower gross margin for CSZ during the current period partially offset by increased product revenue from the higher gross margin GPT business.  The lower CSZ gross margin is attributable to an unfavorable mix in products favoring lower margin test chamber equipment projects.

Net Research and Development Expenses. Net research and development expenses were $21,407,000 during Second Quarter 2017 compared to $19,111,000 in Second Quarter 2016, an increase of $2,296,000, or 12%. This increase was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices, battery management systems, advanced automotive electronics solutions and other potential products.

Many of these new products have begun to reach the more cost intensive phases that typically occur after we receive firm customer orders or later as we ramp up our manufacturing operations specific to these products.  Important examples include battery thermal management and a new automotive electronic control module, which will begin shipping at the end of 2017 and in early 2019, respectively.  During Second Quarter 2017 we incurred significantly higher expenses associated with battery thermal management and the electronic module programs.  We estimate that these two products will add over $50,000,000 in annual revenue by the time they reach their full run rate in 2019 based on current awarded programs and we believe annual revenues are likely to grow rapidly thereafter.  The growth in the battery thermal management product is expected to mirror an expected rapid growth in 48-volt mild hybrid automotive drive trains for which it is designed, whereas the growth in the electronic control module product is anticipated to be driven by market share penetration due to an important design innovation that we believe gives us an important competitive advantage.

Increases in research and development were partially offset by research and development reimbursement totaling $1,642,000 during Second Quarter 2017 and $1,621,000 during Second Quarter 2016.

Acquisition Transaction Expenses. During Second Quarter 2017, we did not incur any acquisition transaction expenses.  During Second Quarter 2016, we incurred $634,000 in fees and expenses associated with the acquisition of CSZ which was completed on April 1, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $31,775,000, and increase of $2,378,000, or 8%, from $29,397,000 during Second Quarter 2016.  This increase was partly due to increased management incentive compensation costs.  Our management incentive program includes various forms of equity compensation including stock options, restricted stock and stock appreciation rights (“SARs”).  Stock options and restricted stock are accounted for using the equity method and are valued at the grant date fair value and amortized over the respective service period of the employee beneficiary.  SARs are accounted for using the liability method since they are settled in cash which requires mark-to-market adjustments based on the current trading price of Gentherm Common Stock.  Since Gentherm Common Stock appreciated during the Second Quarter 2017, we recorded SAR related compensation expense totaling $555,000 for the period.  This SAR related compensation expense was $1,569,000 higher as compared with a benefit during Second Quarter 2016 of $1,014,000.  The benefit in 2016 was due to a decline in the Company’s trading price during that period.  Other increases include higher selling expenses for CSZ, which started a program of hiring direct sales people for its medical division and from business software implementation expenses associated with a new human resource management system and a new product lifecycle management application totaling.

Foreign currency gain (loss).  During Second Quarter 2017 we incurred a net foreign currency loss of $13,251,000 which included a net realized loss of $1,210,000 and a net unrealized loss of $12,041,000.  The unrealized loss is primarily the result of holding significant amounts of U.S. Dollar (“USD”) cash at our subsidiaries in Europe which have the European Euro (“EUR”) as the functional currency and due to certain intercompany relationships between these European subsidiaries and our U.S. based companies.  During Second Quarter 2017, the USD weakened relative to the EUR.  At March 31, 2017 the USD/EUR exchange rate was 1.07 whereas at June 30, 2017 the exchange rate was 1.14.  If the USD continues to weaken we will likely have further unrealized currency losses whereas if the USD strengthens we will likely have unrealized gains.  Second Quarter 2016, we had a foreign currency gain of $2,796,000.  In comparison to 2017, the foreign currency impact in 2016 as less and mainly due to lower cash balances, less change in currency exchange rates and due to a higher ratio of cash held as Euro at our European subsidiaries.

Income Tax Expense. We recorded an income tax expense of $2,371,000 during Second Quarter 2017 representing an effective tax rate of 22% on earnings before income tax of $10,884,000.  During Second Quarter 2016, we recorded an income tax expense of $5,783,000 on earnings before tax of $24,229,000, or 24%. The effective tax rates for Second Quarter 2017 and Second Quarter 2016 were lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

First Half 2017 Compared with First Half 2016

Product Revenues. Our product revenues for the six months ended June 30, 2017 (“First Half 2017”) were $492,645,000 compared with product revenues of $448,434,000 for the six months ended June 30, 2016 (“First Half 2016”), an increase of $44,211,000, or 10%.  This increase was partially attributable to the acquisition of CSZ, which we acquired on April 1, 2016, continued growth in our automotive product sales, and a partial recovery in product revenues from GPT. Revenues for CSZ during First Half 2017 were $40,087,000 and were $16,785,000 during First Half 2016.  A portion of this increase is due to having operated as part of Gentherm for only three months during First Half 2016 since the acquisition was not closed until the Second Quarter 2016.  This First Half product revenue for CSZ represented 23% growth for CSZ organically when considering that CSZ’s pro-forma product revenue during the three month period ended March 31, 2016, the comparable period prior to our acquisition, was $15,905,000.  Despite slowing automotive production volumes on a global basis, our automotive product revenues increased by $15,378,000, or 4%, to $437,645,000 during First Half 2017. Our automotive OEM customers cut production on several vehicle programs during the period through one-time plant shut-downs intended to curb growing vehicle inventories.  These shut-downs were more prevalent during the Second Quarter 2017 and impacted our Climate Controlled Seat (“CCS”) products disproportionately. CCS revenues were also reduced as a result of certain vehicle programs changing technologies from the higher priced active cooling seat application to heated and ventilated seat technology.  Strong product revenue for Seat Heaters, which increased by $8,583,000, or 6%, during the First Half 2017 to $151,449,000 helped to offset the lower CCS revenues.  This increase was driven partly by strong production volumes and new program launches and also reflects greater vehicle content due to an increasing number of vehicle programs offering seat heaters in rear set positions and higher system level content due to a greater number of programs having Gentherm electronics controllers.  Steering Wheel Heaters also increased by $5,432,000, or 23% to $29,544,000.  This increase was due to new program launches and higher application rates on existing vehicles, and also reflects a continued strong market trend where more vehicle models have added the feature.  Product revenues from GPT totaled $14,913,000 which represented an increase of $5,531,000, or 59%.

Cost of Sales. Cost of sales increased to $329,080,000 during First Half 2017 from $308,697,000 during First Half 2016. This increase of $20,383,000, or 7%, was due to the higher amount of product revenues offset partially by a higher gross margin percent and a one-time $3,973,000 expense recorded during First Half 2016 associated with the purchase accounting impact on inventory for the CSZ acquisition which occurred at the beginning of that period.  The gross margin percentage during First Half 2017 was 33.2% as compared to 31.2% during Second Half 2016, or 32.0% after adjusting for the one-time purchase accounting impact.  The higher gross margin was due to the higher CSZ and GPT product revenue, both of which have a higher than average gross margin percentage, favorable foreign currency impact on production expenses and improved gross margin in our automotive segment reflecting the improved content in seat heaters.

Net Research and Development Expenses. Net research and development expenses were $40,912,000 during First Half 2017 compared to $34,807,000 in First Half 2016, an increase of $6,105,000, or 18%. This increase was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  These increases were partially offset by research and development reimbursement totaling $3,831,000 during First Half 2017 and $3,214,000 during First Half 2016. We expect that our research and development reimbursements as well as some related expenses will decrease during remainder of the year due to the expiration of our research program with the U.S. Department of Energy.

We classify development and prototype costs and related reimbursements as net research and development expenses. This is consistent with accounting standards applied in the automotive industry. Depreciation costs for tooling are included in cost of sales.

Acquisition Transaction Expenses. During First Half 2017, we did not incur any acquisition transaction expenses. During First Half 2016, we incurred $671,000 in fees and expenses associated with the acquisition of CSZ which was completed on April 1, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $62,581,000 during First Half 2017 from $52,021,000 during First Half 2016, an increase of $10,560,000.  Due to the acquisition, this amount included a full six months of expenses for CSZ during First Half 2017, totaling $13,047,000, as compared to only three months during First Half 2016 which was $5,250,000.  A portion of the CSZ increase is associated with higher selling expenses which started a program of hiring direct sales people for its medical division.  The remaining increase in selling, general and administrative expense is due $3,982,000 in higher SAR expenses, similar to that for Second Quarter 2017.

Income Tax Expense. We recorded an income tax expense of $9,603,000 during First Half 2017 representing an effective tax rate of 22% on earnings before income tax of $43,518,000.  During First Half 2016, we recorded an income tax expense of $21,628,000 which included the one-time withholding tax expense of $6,300,000 and other adjustments totaling $3,300,000 related to the Reorganization.  Excluding this one-time expense and other adjustments, our income tax expense would have been $12,028,000 representing an effective tax rate of 23% on earnings before income tax of $51,967,000.  The effective tax rates for First Half 2017, and First Half 2016, excluding the one-time expense related to the Reorganization, were lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Liquidity and Capital Resources

The Company has funded its financial needs primarily through cash flows from operating activities and debt financings, as well as equity offerings on a supplemental basis. Based on its current operating plan, management believes cash and cash equivalents at June 30, 2017, together with cash flows from operating activities, along with borrowing available under our Amended Credit Agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisition.  There can be no assurance that such capital will be available at all or on reasonable terms, which could adversely affect our future operations and business strategy.

The following table represents changes in our cash and cash equivalents and short-term investments:

	Six Months Ended June 30,	Twelve Months Ended December 31,
	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$177,187	$144,479
Cash provided by operating activities	6,115	108,400
Cash used in investing activities	(27,716)	(144,338)
Cash (used in) provided by financing activities	(7,520)	79,858
Foreign currency effect on cash and cash equivalents	16,111	(11,212)
Cash and cash equivalents at end of period	$164,177	$177,187

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents decreased by $13,010,000 during First Half 2017. Cash provided by operating activities during First Half 2017 was $6,115,000, representing a decrease of $45,058,000 as compared to cash flow provided by operating activities during First Half 2016 which was $51,173,000. Higher net income during First Half 2017 was more than offset by the $2,500,000 and $32,600,000 income tax payments related to the Reorganization (defined above), plus non-cash expenses.  Non-cash expenses included higher depreciation and amortization of $21,191,000, higher stock compensation of $4,761,000 and a net decrease in net operating assets and liabilities of $51,823,000 including working capital items. Higher depreciation and amortization in First Half 2017 resulted from purchases of property and equipment, driven largely by plant construction in Mexico, Vietnam, and Macedonia, and building improvements at CSZ. Our working capital increased during First Half 2017 due to sequentially higher product revenues and the settlement of accrued income tax liabilities related to the Reorganization.

As of June 30, 2017, working capital was $341,423,000 as compared to $290,740,000 at December 31, 2016, an increase of $50,683,000, or 17%.  Despite the $13,010,000 decrease in cash and cash equivalents, working capital increased due to increases in accounts receivable and prepaid expenses and other assets, and decreases in accounts payable and accrued liabilities totaling $11,189,000, $7,939,000, $792,000 and $39,679,000, respectively.  These increases in working capital were partially offset by an increase in inventory of $1,494,000. Accounts receivable primarily increased as a result of increases in product revenues and timing differences between when sales in First Half 2017 were realized compared with sales realized in the fourth quarter of 2016.  Accrued liabilities primarily decreased as a result of the income tax payments associated with the Reorganization totaling $35,100,000. Working capital was also affected by changes in currency exchange rates, which generally resulted in decreased working capital.

Cash used in investing activities was $27,716,000 during First Half 2017, reflecting purchases of property and equipment related to expansion of production capacity, including construction of new production facilities in Mexico and Macedonia, and replacement of existing equipment. A cash payment totaling $2,000,000 was made to the seller of CSZ to settle the tax gross-up included in the original purchase price.

Cash used in financing activities was $7,520,000 during First Half 2017, reflecting payments of principal on the U.S. Revolving Note and the DEG China Loan totaling $8,428,000 in aggregate.  See Note 5 to our consolidated condensed financial statements for repayment terms and other information about each debt instrument. As of June 30, 2017, the total availability under the U.S. Revolving Note was $203,389,000.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $36,170,000 and $29,538,000 outstanding at June 30, 2017 and December 31, 2016, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is one year.  We had copper commodity swap contracts with a notional value of $2,830,000 and $407,000 outstanding at June 30, 2017 and December 31, 2016, respectively.

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

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of June 30, 2017 is set forth in Note 6 to the consolidated condensed financial statements included herein.

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

June 30, 2017

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(In thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$457	$914	$914	—	—	—	$2,285	$2,400
Fixed Interest Rate	4.25%	4.25%	4.25%				4.25%
Variable Rate ($USD)	—	—	—	—	$146,000	—	$146,000	$146,000
Average Interest Rate					2.98%		2.98%
Fixed Rate ($USD)	$1,250	$2,500	$2,500	$2,500	$2,500	$3,750	$15,000	$15,000
Fixed Interest Rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%

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

June 30, 2017

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(In thousands except rate information)
$US functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount	$16,652	$7,239	—	—	—	—	$23,891	$2,273
Average Contract Rate	20.90	18.65					20.22
(Receive USD$/Pay KRW)
Total Contract Amount	$12,279	—	—	—	—	—	$12,279	$206
Average Contract Rate	1,123.90						1,123.90

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

June 30, 2017

	Carrying Amount	Fair Value
On Balance Sheet Commodity Position and Related Derivatives (in thousands)	$66	$66

	Expected Maturity
	2017	Fair Value
Related Derivatives
Futures Contracts (Long):
Contract Volumes (metric tons)	490
Weighted Average Price (per metric ton)	$5,775
Contract Amount (in thousands)	$2,830	$66

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three or six months ended June 30, 2017.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.  You should carefully consider the risks and uncertainties described therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Second Quarter 2017

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet to Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	1,500	$35.00	1,500	99,947,500
May 1, 2017 to May 31, 2017	—	—	—	99,947,500
June 1, 2017 to June 30, 2017	—	—	—	99,947,500

*All shares were purchased on the open-market in accordance with Gentherm’s Stock Repurchase Program. The Stock Repurchase Program, authorized and announced on December 16, 2016, allows Gentherm to repurchase shares up to $100 million. The Stock Repurchase Program expires on December 16, 2019. The authorization of this stock repurchase program does not require that the Company repurchase any specific dollar value or number of share and may be modified, extended or terminated by the Company’s Board of Directors at any time.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.1	Amendment To The Executive Nonqualified Benefit Plan Adoption Agreement		8-K		10.1	5/19/17
10.2	Amendment To The Gentherm Incorporated 2013 Equity Incentive Plan		8-K		10.2	5/19/17
10.3	Retirement Agreement between Gentherm Incorporated and Daniel R. Coker, dated as of June 28, 2017		8-K		10.1	6/28/17
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1	Section 906 Certification – CEO	X
32.2	Section 906 Certification – CFO	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*  Documents are furnished not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: July 31, 2017

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: July 31, 2017