Form 10-Q
period 2017-09-30
GENTHERM Inc
filed 2017-10-30
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At October 27, 2017, there were 36,680,528 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$147,626	$177,187
Accounts receivable, less allowance of $1,082 and $1,391, respectively	182,236	170,084
Inventory:
Raw materials	59,399	60,525
Work in process	19,382	13,261
Finished goods	34,604	31,288
Inventory, net	113,385	105,074
Derivative financial instruments	1,542	18
Prepaid expenses and other assets	37,034	32,000
Total current assets	481,823	484,363
Property and equipment, net	190,825	172,052
Goodwill	54,287	51,735
Other intangible assets, net	52,520	57,557
Deferred financing costs	1,008	1,221
Deferred income tax assets	44,564	35,299
Other non-current assets	37,561	40,803
Total assets	$862,588	$843,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$80,322	$84,511
Accrued liabilities	65,519	105,625
Current maturities of long-term debt	3,445	2,092
Derivative financial instruments	—	1,395
Total current liabilities	149,286	193,623
Pension benefit obligation	8,170	7,419
Other liabilities	5,207	4,092
Long-term debt, less current maturities	142,446	169,433
Deferred income tax liabilities	6,674	8,058
Total liabilities	311,783	382,625
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 36,677,528 and 36,534,464 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	262,935	262,251
Paid-in capital	14,206	10,323
Accumulated other comprehensive loss	(25,223)	(69,091)
Accumulated earnings	298,887	256,922
Total shareholders’ equity	550,805	460,405
Total liabilities and shareholders’ equity	$862,588	$843,030

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product revenues	$235,853	$232,625	$728,498	$681,059
Cost of sales	165,624	155,931	494,704	464,628
Gross margin	70,229	76,694	233,794	216,431
Operating expenses:
Net research and development expenses	19,721	19,745	60,633	54,552
Acquisition transaction expenses	—	22	—	693
Selling, general and administrative expenses	34,331	29,512	96,912	81,533
Total operating expenses	54,052	49,279	157,545	136,778
Operating income	16,177	27,415	76,249	79,653
Interest expense	(1,250)	(660)	(3,633)	(2,287)
Foreign currency (loss) gain	(7,340)	(873)	(21,920)	88
Other (expense) income	(403)	359	6	754
Earnings before income tax	7,184	26,241	50,702	78,208
Income tax expense	630	6,018	10,233	27,646
Net income	$6,554	$20,223	$40,469	$50,562
Basic earnings per share	$0.18	$0.55	$1.10	$1.39
Diluted earnings per share	$0.18	$0.55	$1.10	$1.38
Weighted average number of shares – basic	36,742	36,477	36,713	36,426
Weighted average number of shares – diluted	36,805	36,595	36,831	36,558

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$6,554	$20,223	$40,469	$50,562
Other comprehensive income (loss), gross of tax:
Foreign currency translation adjustments gain	13,251	2,230	42,051	2,866
Unrealized (loss) gain on foreign currency derivative securities	(1,234)	(868)	2,541	(624)
Unrealized gain on commodity derivative securities	136	139	184	544
Other comprehensive income, gross of tax	$12,153	$1,501	$44,776	$2,786
Other comprehensive income (loss), related tax effect:
Foreign currency translation adjustments gain	(49)	(13)	(158)	1,087
Unrealized (loss) gain on foreign currency derivative securities	331	233	(683)	168
Unrealized gain on commodity derivative securities	(50)	(51)	(67)	(201)
Other comprehensive income (loss), related tax effect	$232	$169	$(908)	$1,054
Other comprehensive income, net of tax	$12,385	$1,670	$43,868	$3,840
Comprehensive income	$18,939	$21,893	$84,337	$54,402

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net income	$40,469	$50,562
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	32,663	27,724
Deferred income taxes	(9,059)	(1,933)
Stock compensation	8,559	6,856
Defined benefit plan expense	96	151
Provision of doubtful accounts	(353)	385
Loss on sale of property and equipment	868	291
Changes in operating assets and liabilities:
Accounts receivable	(5,581)	(22,835)
Inventory	(4,407)	(5,647)
Prepaid expenses and other assets	(555)	2,826
Accounts payable	(7,433)	6,508
Accrued liabilities	(39,896)	6,123
Net cash provided by operating activities	15,371	71,011
Investing Activities:
Proceeds from the sale of property and equipment	41	45
Acquisition of subsidiary, net of cash acquired	(2,000)	(73,593)
Purchases of property and equipment	(37,181)	(50,742)
Net cash used in investing activities	(39,140)	(124,290)
Financing Activities:
Borrowing of debt	—	75,000
Repayments of debt	(25,906)	(32,368)
Excess tax expense from equity awards	—	(277)
Cash paid for financing costs	—	(650)
Cash paid for the cancellation of restricted stock	(1,100)	(1,196)
Cash paid for the repurchase of common stock	(5,326)	—
Proceeds from the exercise of Common Stock options	2,434	1,038
Net cash (used in) provided by financing activities	(29,898)	41,547
Foreign currency effect	24,106	66
Net decrease in cash and cash equivalents	(29,561)	(11,666)
Cash and cash equivalents at beginning of period	177,187	144,479
Cash and cash equivalents at end of period	$147,626	$132,813
Supplemental disclosure of cash flow information:
Cash paid for taxes	$67,160	$18,183
Cash paid for interest	$3,171	$1,963
Supplemental disclosure of non-cash transactions:
Common Stock issued to Board of Directors and employees	$3,873	$3,507

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2016	36,534	$262,251	$10,323	$(69,091)	$256,922	$460,405
Cumulative effect of accounting change due to adoption of ASU 2016-09	—	—	—	—	1,496	1,496
Stock repurchase	(164)	(5,326)	—	—	—	(5,326)
Exercise of Common Stock options for cash	187	3,237	(803)	—	—	2,434
Cancellation of restricted stock	(32)	(1,100)	—	—	—	(1,100)
Stock option compensation	—	—	4,686	—	—	4,686
Common Stock issued to Board of Directors and employees	153	3,873	—	—	—	3,873
Currency translation, net	—	—	—	41,893	—	41,893
Foreign currency hedge, net	—	—	—	1,858	—	1,858
Commodity hedge, net	—	—	—	117	—	117
Net income	—	—	—	—	40,469	40,469
Balance at September 30, 2017	36,678	$262,935	$14,206	$(25,223)	$298,887	$550,805

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

Note 2 – Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the audited annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2016 was derived from audited annual consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Derivatives and Hedging

In August, 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 expands the number and type of nonfinancial and interest rate risk components an entity has the ability to designate as the hedged risk in a qualifying hedging relationship.  ASU 2017-12 requires entities to present the earnings  effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedge item is reported. This approach simplifies the financial statement reporting for qualifying hedging relationships by eliminating the requirement to separately report the portion of the hedge deemed to be ineffective.  For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income and reclassified to earnings when the hedged item affects earnings.  Furthermore, income statement effects from fair value and cash flow hedges are to be presented in tabular disclosure.

ASU 2017-12 is effective for annual and any interim periods beginning after December 15, 2018. Early adoption of the amendments in this update are permitted. For cash flow hedges existing at the date of adoption, an entity should apply a cumulative catch-up adjustment related to eliminating the separate measurement of ineffectiveness to accumulative other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year  that an entity adopts the amendments in this update. We are currently in the process of determining the impact the implementation of ASU 2017-12 will have on the Company’s financial statements.

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

ASU 2017-09 is effective for annual and any interim periods beginning after December 15, 2017. Early adoption of the amendments in this update is permitted. The amendments in ASU 2017-09 should be applied on a prospective basis and in the initial period of adoption, entities must disclose the nature of and reason for the change in accounting principle. The Company has not historically made changes to the terms or conditions of shared-based payment awards and does not expect adoption of ASU 2017-09 to have a material impact the consolidated financial statements when it is adopted in the first quarter of 2018.

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

ASU 2017-04 is effective for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of the amendments in this update is permitted. The amendments in ASU 2017-04 must be applied on a prospective basis and in the initial period of adoption, entities must disclose the nature of and reason for the change in accounting principle. The Company expects adoption of ASU 2017-04 will reduce the complexity of evaluating goodwill for impairment.

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

         ASU 2016-16 is effective for fiscal years and interim periods beginning after December 15, 2017. For entities that issue interim financial statements and whose current fiscal year end date is December 31, 2016, early adoption was permitted during the three month period ending March 31, 2017. The amendments in ASU 2016-16 must be applied on a modified retrospective basis through a cumulate-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We did not early adopt ASU 2016-16 during the three month period ending March 31, 2017. The update will be adopted during the first quarter of 2018 and is expected to increase the Company’s 2018 effective tax rate by approximately 3% to 5%.

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

The other cash receipt and cash payment transactions addressed by this update are not expected to impact the Company. For public companies, ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017 and must be applied retrospectively to all periods presented. The Company will adopt the amendments in this update during the first quarter of 2018.

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

This update permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We have chosen to use the cumulative catch-up transition method. ASU 2014-09 will be effective for fiscal years and interim periods beginning after December 15, 2017. Early application is not permitted.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

Gentherm is executing a plan to complete the five-step contract review process for all existing contracts with customers, across all business units. While we continue to assess all potential impacts from this update, we currently believe the most significant impact will be to our automotive business unit and relates to our accounting for options that give customers the right to purchase additional goods under long-term supply agreements in the future.  Due to the complexity of certain of our automotive supply contracts, the actual revenue recognition treatment for customer purchase options will depend on contract-specific terms and could vary from other contracts that are similar in nature. Based on our progress executing the five-step contract review process, we believe the implementation of ASU 2014-09 and any corresponding amendments will have an immaterial impact on the financial results of the Company.

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

The following summarizes the Common Stock included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average number of shares for calculation of basic EPS	36,742,168	36,477,044	36,713,294	36,425,626
Stock options under equity incentive plans	62,908	117,537	117,919	132,737
Weighted average number of shares for calculation of diluted EPS	36,805,076	36,594,581	36,831,213	36,558,363

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options outstanding for equity incentive plans	1,845,784	1,455,534	1,845,784	1,455,534

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 4 – Segment Reporting – Continued

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three and nine month periods ended September 30, 2017 and 2016. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of September 30, 2017, goodwill assigned to our Automotive and Industrial segments were $23,514 and $30,773, respectively. As of September 30, 2016, goodwill assigned to our Automotive and Industrial segments were $22,362 and $30,573, respectively.

Three Months Ended September 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2017:
Product revenues	$215,175	$20,678	$—	$235,853
Depreciation and amortization	9,423	1,334	715	11,472
Operating income (loss)	37,179	(5,607)	(15,395)	16,177
2016:
Product revenues	$212,369	$20,256	$—	$232,625
Depreciation and amortization	8,631	989	557	10,177
Operating income (loss)	54,408	(4,899)	(22,094)	27,415

Nine Months Ended September 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2017:
Product revenues	$652,820	$75,678	$—	$728,498
Depreciation and amortization	26,602	4,040	2,021	32,663
Operating income (loss)	128,018	(10,741)	(41,028)	76,249
2016:
Product revenues	$634,636	$46,423	$—	$681,059
Depreciation and amortization	23,566	2,578	1,580	27,724
Operating income (loss)	133,271	(14,628)	(38,990)	79,653

Total product revenues information by geographic area is as follows:

	Three Months Ended September 30,
	2017		2016
United States	$104,033	44%	$117,815	51%
China	25,741	11%	21,573	9%
Germany	17,711	8%	17,670	8%
South Korea	16,569	7%	16,295	7%
Japan	15,727	7%	10,532	4%
Canada	10,667	5%	9,440	4%
Czech Republic	9,175	4%	9,302	4%
United Kingdom	8,143	3%	6,824	3%
Mexico	5,706	2%	5,288	2%
Other	22,381	9%	17,886	8%
Total Non U.S.	131,820	56%	114,810	49%
	$235,853	100%	$232,625	100%

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 4 – Segment Reporting – Continued

	Nine Months Ended September 30,
	2017		2016
United States	$337,697	46%	$332,693	49%
China	66,168	9%	57,983	9%
Germany	53,273	7%	54,261	8%
South Korea	50,714	7%	56,443	8%
Japan	43,103	6%	32,545	5%
Canada	32,709	5%	28,513	4%
Czech Republic	29,826	4%	29,264	4%
United Kingdom	26,250	4%	20,561	3%
Mexico	16,398	2%	16,848	2%
Other	72,360	10%	51,948	8%
Total Non U.S.	390,801	54%	348,366	51%
	$728,498	100%	$681,059	100%

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

All subsidiary borrowers and guarantors participating in the Amended Credit Agreement have entered into a related pledge and security agreement.  The security agreement grants a security interest to the lenders in substantially all of the personal property of subsidiaries designated as borrowers to secure their respective obligations under the Amended Credit Agreement, including the stock and membership interests of specified subsidiaries (limited to 66% of the stock in the case of certain non-US subsidiaries).  The Amended Credit Agreement restricts the amount of dividend payments the Company can make to shareholders. As of September 30, 2017, Gentherm had approximately $221 available to borrow under the U.S. Revolving Note, net of outstanding letters of credit totaling $330.

The Amended Credit Agreement requires the Company to maintain a minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, each defined therein.

Under the Amended Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (1.06% at September 30, 2017) plus 0.50%, Bank of America’s prime rate (4.25% at September 30, 2017), or a one month Eurocurrency rate (0.00% at September 30, 2017) plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (1.23% at September 30, 2017).  All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

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

The following table summarizes the Company’s debt at September 30, 2017 and at December 31, 2016.

	September 30, 2017		December 31, 2016
	Interest Rate	Principal Balance	Principal Balance
Credit Agreement:
Revolving Note (U.S. Dollar Denominations)	2.99%	$129,000	$154,000
DEG China Loan	4.25%	1,891	2,525
DEG Vietnam Loan	5.21%	15,000	15,000
Total debt		145,891	171,525
Current portion		(3,445)	(2,092)
Long-term debt, less current maturities		$142,446	$169,433

The scheduled principal maturities of our debt as of September 30, 2017 are as follows:

Year	Revolving Note (U.S. Dollar)	DEG China Note	DEG Vietnam Note	Total
Remainder of 2017	$—	$—	$1,250	$1,250
2018	—	945	2,500	3,445
2019	—	946	2,500	3,446
2020	—	—	2,500	2,500
2021	129,000	—	2,500	131,500
2022	—	—	2,500	2,500
Thereafter	—	—	1,250	1,250
Total	$129,000	$1,891	$15,000	$145,891

Principal outstanding under the Revolving Note will be due and payable in full on March 17, 2021. As of September 30, 2017, we were in compliance, in all material respects, with all terms as outlined in the Amended Credit Agreement, DEG China Loan and DEG Vietnam Loan.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $28,856 and $29,538 outstanding as of September 30, 2017 and December 31, 2016, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is one year.  We had copper commodity swap contracts with a notional value of $1,617 and $407 outstanding at September 30, 2017 and December 31, 2016, respectively.

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

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of September 30, 2017 is as follows:

			Asset Derivatives		Net Asset
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$1,340	$1,340
Commodity derivatives	Cash flow hedge	Level 2	Current assets	$202	$202

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 6 – Derivative Financial Instruments – Continued

Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

	Location	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Foreign currency derivatives	Product revenues	$54	$—	$54	$—
	Cost of sales	1,424	(112)	1,303	23
	Selling, general and administrative	—	—	(216)	139
	Other comprehensive income	(1,234)	(868)	2,541	(624)
	Foreign currency (loss) gain	15	(41)	(62)	108
Total foreign currency derivatives		$259	$(1,021)	$3,620	$(354)
Commodity derivatives	Cost of sales	$(4)	$(157)	$25	$(510)
	Other comprehensive income	136	139	184	544
Total commodity derivatives		$132	$(18)	$209	$34

We did not incur any hedge ineffectiveness during the three and nine months ended September 30, 2017 and 2016.

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

Except for derivative instruments (see Note 6), pension liabilities, pension plan assets and a corporate owned life insurance policy, the Company has no material financial assets and liabilities that are carried at fair value at September 30, 2017 and December 31, 2016. The carrying amounts of financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short maturity of such instruments. The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  The carrying values of the Company’s Amended Credit Agreement indebtedness for the periods ending September 30, 2017 and December 31, 2016, respectively, were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 5).  Discount rates used to measure the fair value of Gentherm’s DEG Vietnam Loan and DEG China Loan are based on quoted swap rates.  As of September 30, 2017, the carrying values of the DEG Vietnam Loan and DEG China Loan were $15,000 and $1,891, respectively, as compared to an estimated fair value of $15,100 and $1,900, respectively. As of December 31, 2016, the carrying value of the DEG Vietnam Loan and DEG China Loan were $15,000 and $2,525, respectively, as compared to an estimated fair value of $14,900 and $2,600, respectively.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of September 30, 2017 and December 31, 2016, the Company did not realize any changes to the fair value of these assets due to the non-occurrence of events or circumstances that could negatively impact their recoverability.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the three months ended September 30, 2017 and September 30, 2016 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at June 30, 2017	$(2,550)	$(37,071)	$272		$1,741		$(37,608)
Other comprehensive income before reclassifications	—	13,251	153		106		13,510
Income tax effect of other comprehensive income before reclassifications	—	(49)	(56)		(29)		(134)
Amounts reclassified from accumulated other comprehensive income into net income	—	—	(17)	[a]	(1,340)	[a]	(1,357)
Income taxes reclassified into net income	—	—	6		360		366
Net current period other comprehensive income	—	13,202	86		(903)		12,385
Balance at September 30, 2017	$(2,550)	$(23,869)	$358		$838		$(25,223)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives		Total
Balance at June 30, 2016	$(2,060)	$(47,645)	$26	$179		$(49,500)
Other comprehensive income (loss) before reclassifications	—	2,230	(8)	(818)		1,404
Income tax effect of other comprehensive income (loss) before reclassifications	—	(13)	3	220		210
Amounts reclassified from accumulated other comprehensive (income) loss into net income	—	—	147 [a]	(50)	[a]	97
Income taxes reclassified into net income	—	—	(54)	13		(41)
Net current period other comprehensive income	—	2,217	88	(635)		1,670
Balance at September 30, 2016	$(2,060)	$(45,428)	$114	$(456)		$(47,830)

(a)The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss) – Continued

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the nine months ended September 30, 2017 and September 30, 2016 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2016	$(2,550)	$(65,762)	$241		$(1,020)		$(69,091)
Other comprehensive income before reclassifications	—	42,051	231		3,071		45,353
Income tax effect of other comprehensive income before reclassifications	—	(158)	(84)		(825)		(1,067)
Amounts reclassified from accumulated other comprehensive income into net income	—	—	(47)	[a]	(530)	[a]	(577)
Income taxes reclassified into net income	—	—	17		142		159
Net current period other comprehensive income	—	41,893	117		1,858		43,868
Balance at September 30, 2017	$(2,550)	$(23,869)	$358		$838		$(25,223)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2015	$(2,060)	$(49,381)	$(229)	$—		$(51,670)
Other comprehensive income (loss) before reclassifications	—	2,866	94	(117)		2,843
Income tax effect of other comprehensive income (loss) before reclassifications	—	1,087	(35)	32		1,084
Amounts reclassified from accumulated other comprehensive (income) loss into net income	—	—	450 [a]	(507)	[a]	(57)
Income taxes reclassified into net income	—	—	(166)	136		(30)
Net current period other comprehensive income	—	3,953	343	(456)		3,840
Balance at September 30, 2016	$(2,060)	$(45,428)	$114	$(456)		$(47,830)

(a)The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

We expect all of the existing gains and losses related to foreign currency derivatives reported in accumulated other comprehensive income as of September 30, 2017 to be reclassified into earnings during the next twelve months. We expect all of the existing gains and losses related to commodity derivatives reported in accumulated other comprehensive income as of September 30, 2017 to be reclassified into earning during the twelve month period ending December 31, 2017. See Note 6 for additional information about derivative financial instruments and the effects from reclassification to net income.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. See Note 2 to our consolidated condensed financial statements for information about accounting standard updates adopted during the nine month period ended September 30, 2017 and their impact on the Company’s consolidated financial statements.

Results of Operations Third Quarter 2017 Compared with Third Quarter 2016

Product Revenues. Product revenues for the three months ended September 30, 2017 (“Third Quarter 2017”) were $235,853,000 compared with product revenues of $232,625,000 for the three months ended September 30, 2016 (“Third Quarter 2016”), an increase of $3,228,000, or 1.4%.  Product revenues in the automotive segment increased by $2,806,000, or 1.3%, to $215,175,000.    The industrial segment increased by $422,000, or 2.1%, to $20,678,000.  The increase in the automotive segment occurred despite slowing automotive production volumes on a global basis and a special rebate of $2,000,000 recorded during Third Quarter 2017.  Similar to the second quarter of 2017, our automotive OEM customers cut production on several vehicle programs during the period through one-time plant shut-downs intended to adjust vehicle inventories.  These shut-downs impacted our Climate Controlled Seat (“CCS”) products disproportionately. CCS revenues were also reduced as a result of certain vehicle programs changing technologies from the higher priced active cooling seat application to heated and ventilated seat technology. Most of our other automotive products had higher revenue despite the weak production volumes. Steering Wheel Heaters were particularly strong growing $3,550,000, or 28%, to $16,439,000. Seat Heaters also increased by $3,287,000, or 4.4% to $77,793,000.  Product revenues from GPT, included in the industrial segment, totaled $4,492,000 which represented a decrease of $620,000, or 12%.  This decrease, which was even higher when compared to the GPT revenue totaling $7,501,000 during the 2017 second quarter, was mainly due to the deferral of a large customer project totaling $4,000,000 that will ship during the fourth quarter.  Higher revenue for Cincinnati Sub-Zero Products, LLC (“CSZ”) totaling $16,186,000, representing an increase of $1,042,000, or 6.9%, offset the lower GPT revenue but was lower than the $20,065,000 in product revenue during the second quarter of 2017.  This sequentially lower revenue totaling $3,879,000, or 19%, was partly due to $2,787,000 in lower environmental chamber revenue, and partly due to lower medical product sales of $1,092,000.   The chamber sales were impacted by lower shipments of a large custom chamber while the lower medical product revenues were due to low sales of the blood heater cooler product that was higher during recent quarters due to product issues of a competitive product.

During the three months ended March 31, 2017, we revised our revenue by product analysis to better reflect pricing adjustments and other differences.  We have revised prior year revenue by product amounts to reflect this change.

Cost of Sales. Cost of sales increased to $165,624,000 during Third Quarter 2017 from $155,931,000 during Third Quarter 2016. This increase of $9,693,000, or 6.2%, was due to unfavorable inventory adjustments, other increased expenses and changes in product mix.  The gross margin percentage during Third Quarter 2017 decreased to 29.8% as compared to 33.0% during Third Quarter 2016 mainly as a result of these adjustments, expenses and mix issues and the special rebate.  The unfavorable inventory adjustments totaled $2,307,000 and mainly were comprised of a reserve recorded for inventory held for the heated and cooled mattress product line based on a reduced sales outlook.  Increased expenses included approximately $1,000,000 in overtime and other costs incurred at our Mexico factories, labor expense inflation at our Ukraine factory, and factory launch expenses for the new advanced battery thermal management product in our Macedonia facility. Other increased expenses include approximately $830,000 in cost overruns in CSZ’s industrial chamber business.  Finally, we had an approximately $2,800,000 impact from an unfavorable shift in product mix where higher margin sales from GPT, CSZ’s medical products were lower during Third Quarter 2017 as compared to Third Quarter 2016.

Net Research and Development Expenses. Net research and development expenses were $19,721,000 during Third Quarter 2017 compared to $19,745,000 in Third Quarter 2016.  An increase of $2,700,000 in gross expenses was offset by an equal amount of higher research and development reimbursements from both government and customer development programs.  This increase in gross expenses was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  New product development includes automotive cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices, battery management systems, advanced automotive electronics solutions and other potential products.

Research and development reimbursement totaled $4,004,000 during Third Quarter 2017 and $1,235,000 during Third Quarter 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $34,331,000 during Third Quarter 2017, an increase of $4,819,000, or 16%, from $29,512,000 during Third Quarter 2016.  This increase was partly due to expenses associated with the transition to a new chief executive officer, higher selling costs for CSZ’s medical products business and increased management incentive compensation costs.  On June 28, 2017 we announced the upcoming retirement of Daniel R. Coker, our CEO, and related retirement package.  During Third Quarter 2017 we recorded expenses totaling $2,537,000 which included accelerated stock compensation amortization and accrued cash bonus.  The amount also includes a signing bonus for Mr. Coker’s successor and fees associated with the recruitment process.  CSZ’s selling expenses, which started a program of hiring direct sales people for its medical division increased by $1,000,000 during Third Quarter 2017 as compared with Third Quarter 2016.  Our management incentive program includes various forms of equity compensation including stock options, restricted stock and stock appreciation rights (“SARs”).  Stock options and restricted stock are accounted for using the equity method and are valued at the grant date fair value and amortized over the respective service period of the employee beneficiary.  SARs are accounted for using the liability method since they are settled in cash which requires mark-to-market adjustments based on the current trading price of Gentherm Common Stock. Since Gentherm Common Stock appreciated during the Third Quarter 2017, we recorded SAR related compensation expense totaling $112,000 for the period.  This SAR related compensation expense was $350,000 higher as compared with a benefit during Third Quarter 2016 of $238,000.  The benefit in 2016 was due to a decline in the Company’s trading price during that period.  Other increases include business software implementation expenses associated with a new human resource management system and a new product lifecycle management application.

Foreign currency gain (loss).  During Third Quarter 2017 we incurred a net foreign currency loss of $7,340,000 which included a net realized loss of $1,301,000 and a net unrealized loss of $6,039,000.  The unrealized loss is primarily the result of holding significant amounts of U.S. Dollar (“USD”) cash at our subsidiaries in Europe which have the European Euro (“EUR”) as the functional currency and due to certain intercompany relationships between these European subsidiaries and our U.S. based companies.  During Third Quarter 2017, the USD weakened relative to the EUR.  At June 30, 2017 the USD/EUR exchange rate was 1.14 whereas at September 30, 2017 the exchange rate was 1.18.  If the USD continues to weaken we will likely have further unrealized currency losses whereas if the USD strengthens we will likely have unrealized gains. Third Quarter 2016, we had a foreign currency loss of $873,000.  In comparison to 2017, the foreign currency impact in 2016 was less and mainly due to lower cash balances, less change in currency exchange rates and due to a higher ratio of cash held as Euro at our European subsidiaries.

Income Tax Expense. We recorded an income tax expense of $630,000 during Third Quarter 2017 representing an effective tax rate of 9% on earnings before income tax of $7,184,000.  This amount included a $1,000,000 benefit to adjust an estimate of our research and development tax credit.  Without the tax credit adjustment the effective tax rate for 2017 would have been 23%.  During Third Quarter 2016, we recorded an income tax expense of $6,018,000 on earnings before tax of $26,241,000, or 23%. The effective tax rates for Third Quarter 2017 and Third Quarter 2016 were lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions and due to the tax credit adjustment during Third Quarter 2017.

Results of Operations Year to Date 2017 Compared with Year to Date 2016

Product Revenues. Our product revenues for the nine months ended September 30, 2017 (“YTD 2017”) were $728,498,000 compared with product revenues of $681,059,000 for the nine months ended September 30, 2016 (“YTD 2016”), an increase of $47,439,000, or 7.0%.  This increase was partially attributable to the acquisition of CSZ, continued growth in our automotive product sales, and a partial recovery in product revenues from GPT. Revenues for CSZ during YTD 2017 were $56,273,000 and were $31,929,000 during YTD 2016.  A portion of this increase is due to having operated as part of Gentherm for only six months during YTD 2016 since the acquisition was not closed until the April 1, 2016.  This YTD product revenue for CSZ represented 18% growth for CSZ organically when considering that CSZ’s pro-forma product revenue during the three month period ended March 31, 2016, the comparable period prior to our acquisition, was $15,905,000.  Despite slowing automotive production volumes on a global basis and a special rebate of $2,000,000 recorded during Third Quarter 2017, our automotive product revenues increased by $18,184,000, or 3%, to $652,820,000 during YTD 2017. Our automotive OEM customers cut production on several vehicle programs during the period through one-time plant shut-downs intended to adjust vehicle inventories.  These shut-downs impacted our CCS products disproportionately. CCS revenues were also reduced as a result of certain vehicle programs changing technologies from the higher priced active cooling seat application to heated and ventilated seat technology.  Strong product revenue for Seat Heaters, which increased by $11,870,000, or 5.5%, during the YTD 2017 to $229,242,000 helped to offset the lower CCS revenues.  This increase was driven partly by strong production volumes and new program launches and also reflects greater vehicle content due to an increasing number of vehicle programs offering seat heaters in rear set positions and higher system level content due to a greater number of programs having Gentherm electronics controllers. Revenue from Steering Wheel Heaters also increased by $8,982,000, or 24% to $45,983,000.  This increase was due to new program launches and higher application rates on existing vehicles, and also reflects a continued strong market trend where more vehicle models have added the feature.  Product revenues from GPT totaled $19,405,000 which represented an increase of $4,911,000, or 34%.

Cost of Sales. Cost of sales increased to $494,704,000 during YTD 2017 from $464,628,000 during YTD 2016. This increase of $30,076,000, or 6.5%, was due to the higher amount of product revenues and a one-time $3,973,000 expense recorded during YTD 2016 associated with the purchase accounting impact on inventory for the CSZ acquisition which occurred at the beginning of that period.  The gross margin percentage during YTD 2017 was 32.1% as compared to 31.8% during YTD 2016, or 32.4% after adjusting for the one-time purchase accounting impact.  The lower gross margin was due to unfavorable inventory adjustments, other increased expenses and changes in product mix during incurred mainly during the third quarter partially offset by higher CSZ and GPT product revenue, both of which have a higher than average gross margin percentage.

Net Research and Development Expenses. Net research and development expenses were $60,633,000 during YTD 2017 compared to $54,552,000 in YTD 2016, an increase of $6,081,000, or 11%. This increase was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  These increases were partially offset by research and development reimbursement totaling $7,835,000 during YTD 2017 and $4,450,000 during YTD 2016.  The increase in reimbursements is primarily due to higher government programs.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $96,912,000, an increase of $15,379,000, or 19%, from $81,533,000 during Third Quarter 2016.  This increase was partly due to the acquisition of CSZ during YTD 2016, expenses associated with the transition to a new chief executive officer, higher selling costs for CSZ’s medical products business and increased management incentive compensation costs.  Selling, general and administrative expenses included a full nine months of expenses for CSZ during YTD 2017, totaling $18,485,000, as compared to only six months during YTD 2016 which was $9,622,000 since the acquisition occurred on April 1, 2016.   A portion of the increase was due to CSZ’s program of hiring direct sales people for its medical division, launched during the fourth quarter of 2016, which added $3,000,000 during YTD 2017.  On June 28, 2017 we announced the upcoming retirement of Daniel R. Coker, our CEO, and related retirement package.  During YTD 2017 we recorded expenses totaling $2,937,000 which included accelerated stock compensation amortization and accrued cash bonus.  The amount also includes a signing bonus for Mr. Coker’s successor and fees associated with the recruitment process.  Increased management incentive costs are primarily associated with adjustment to SAR’s associated with an increase in the trading price of Gentherm Common Stock during YTD 2016 as compared with a decrease in the trading price of Gentherm Common Stock during YTD 2016.  During YTD 2017, we recorded SAR related compensation expense totaling $2,620,000 for the period.  This SAR related compensation expense was $4,333,000 higher as compared with a benefit during YTD 2016 of $1,713,000.  Other increases include business software implementation expenses associated with a new human resource management system and a new product lifecycle management application.

Foreign currency gain (loss). During YTD 2017 we incurred a net foreign currency loss of $21,920,000 which included a net realized loss of $2,495,000 and a net unrealized loss of $19,425,000.  The unrealized loss is primarily the result of holding significant amounts of USD cash at our subsidiaries in Europe which have the EUR as the functional currency and due to certain intercompany relationships between these European subsidiaries and our U.S. based companies.  During Third Quarter 2017, the USD weakened relative to the EUR.   At December 31, 2016 the USD/EUR exchange rate was 1.05 whereas at September 30, 2017 the exchange rate was 1.18.  If the USD continues to weaken we will likely have further unrealized currency losses whereas if the USD strengthens we will likely have unrealized gains. YTD 2016, we had a foreign currency gain of $88,000.  In comparison to 2017, the foreign currency impact in 2016 was less and mainly due to lower cash balances, less change in currency exchange rates and due to a higher ratio of cash held as Euro at our European subsidiaries.

Income Tax Expense. We recorded an income tax expense of $10,233,000 during YTD 2017 representing an effective tax rate of 20% on earnings before income tax of $50,702,000.  This amount included a $1,000,000 benefit to adjust an estimate of our research and development tax credit.  Without the tax credit adjustment the effective tax rate for 2017 would have been 22%.  During YTD 2016, we recorded an income tax expense of $27,646,000 which included the one-time withholding tax expense of $6,300,000 and other adjustments totaling $3,300,000 related to the Reorganization.  Excluding this one-time expense and other adjustments, our income tax expense would have been $18,046,000 representing an effective tax rate of 23% on earnings before income tax of $78,208,000.  The effective tax rates for YTD 2017, and YTD 2016, excluding the one-time expense related to the Reorganization, were lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions and due to the tax credit adjustment during YTD 2017.

Liquidity and Capital Resources

The Company has funded its financial needs primarily through cash flows from operating activities and debt financings, as well as equity offerings on a supplemental basis. Based on its current operating plan, management believes cash and cash equivalents at September 30, 2017, together with cash flows from operating activities, along with borrowing available under our Amended Credit Agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisition.  There can be no assurance that such capital will be available at all or on reasonable terms, which could adversely affect our future operations and business strategy.

The following table represents changes in our cash and cash equivalents and short-term investments:

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$177,187	$144,479
Cash provided by operating activities	15,371	108,400
Cash used in investing activities	(39,140)	(144,338)
Cash (used in) provided by financing activities	(29,898)	79,858
Foreign currency effect on cash and cash equivalents	24,106	(11,212)
Cash and cash equivalents at end of period	$147,626	$177,187

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. Cash and cash equivalents decreased by $29,561,000 during YTD 2017. Cash provided by operating activities during YTD 2017 was $15,371,000, representing a decrease of $55,640,000 as compared to cash flow provided by operating activities during YTD 2016 which was $71,011,000. This decrease in cash provided by operating activities was driven by lower net income during YTD 2017 and the $2,500,000 and $32,600,000 income tax payments related to the Reorganization, plus non-cash expenses.  Non-cash expenses included higher depreciation and amortization of $32,663,000, higher stock compensation of $8,559,000 and a net decrease in net operating assets and liabilities of $57,872,000 including working capital items. Higher depreciation and amortization in YTD 2017 resulted from purchases of property and equipment, driven largely by plant construction in Mexico, Vietnam, and Macedonia, and building improvements at CSZ. Our working capital increased during YTD 2017 due to sequentially higher product revenues and the settlement of accrued income tax liabilities related to the Reorganization.

As of September 30, 2017, working capital was $332,537,000 as compared to $290,740,000 at December 31, 2016, an increase of $41,797,000, or 14%.  Despite a $29,561,000 decrease in cash and cash equivalents, working capital increased due to increases in accounts receivable, inventory and prepaid expenses and other assets, and decreases in accounts payable and accrued liabilities totaling $12,152,000, $8,311,000, $5,034,000, $4,189,000 and $40,106,000, respectively.  Accounts receivable primarily increased as a result of increases in product revenues and timing differences between when sales in YTD 2017 were realized compared with sales realized in the fourth quarter of 2016.  Accrued liabilities primarily decreased as a result of the income tax payments associated with the Reorganization totaling $35,100,000. Working capital was also affected by changes in currency exchange rates, which generally resulted in decreased working capital.

Cash used in investing activities was $39,140,000 during YTD 2017, reflecting purchases of property and equipment related to expansion of production capacity, including construction of new production facilities in Mexico and Macedonia, and replacement of existing equipment. A cash payment totaling $2,000,000 was made to the seller of CSZ to settle the tax gross-up included in the original purchase price.

Cash used in financing activities was $29,898,000 during YTD 2017, reflecting payments of principal on the U.S. Revolving Note and the DEG China Loan totaling $25,906,000 in aggregate.  See Note 5 to our consolidated condensed financial statements for repayment terms and other information about each debt instrument. As of September 30, 2017, the total availability under the U.S. Revolving Note was $203,780,000.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $28,856,000 and $29,538,000 outstanding at September 30, 2017 and December 31, 2016, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is one year.  We had copper commodity swap contracts with a notional value of $1,617,000 and $407,000 outstanding at September 30, 2017 and December 31, 2016, respectively.

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

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of September 30, 2017 is set forth in Note 6 to the consolidated condensed financial statements included herein.

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

September 30, 2017

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(In thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	—	$945	$946	—	—	—	$1,891	$1,900
Fixed Interest Rate		4.25%	4.25%				4.25%
Variable Rate ($USD)	—	—	—	—	$129,000	—	$129,000	$129,000
Average Interest Rate					2.99%		2.99%
Fixed Rate ($USD)	$1,250	$2,500	$2,500	$2,500	$2,500	$3,750	$15,000	$15,100
Fixed Interest Rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%

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

September 30, 2017

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(In thousands except rate information)
$US functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount	$8,292	$14,420	—	—	—	—	$22,712	$1,235
Average Contract Rate	20.98	18.72					19.55
(Receive USD$/Pay KRW)
Total Contract Amount	$6,143	—	—	—	—	—	$6,143	$105
Average Contract Rate	1,123.19						1,123.19

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

September 30, 2017

	Carrying Amount	Fair Value
On Balance Sheet Commodity Position and Related Derivatives (in thousands)	$202	$202

	Expected Maturity
	2017	Fair Value
Related Derivatives
Futures Contracts (Long):
Contract Volumes (metric tons)	280
Weighted Average Price (per metric ton)	$5,775
Contract Amount (in thousands)	$1,617	$202

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three or nine months ended September 30, 2017.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.  You should carefully consider the risks and uncertainties described therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Third Quarter 2017

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet to Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	80,000	$34.09	80,000	$97,220,300
August 1, 2017 to August 31, 2017	79,928	$30.68	79,928	$94,768,109
September 1, 2017 to September 30, 2017	3,000	$31.35	3,000	$94,674,059

*

All shares were purchased on the open-market in accordance with Gentherm’s Stock Repurchase Program. The Stock Repurchase Program, authorized and announced on December 16, 2016, allows Gentherm to repurchase shares up to $100 million. The Stock Repurchase Program expires on December 16, 2019. The authorization of this stock repurchase program does not require that the Company repurchase any specific dollar value or number of share and may be modified, extended or terminated by the Company’s Board of Directors at any time.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.1*	Employment Contract between Gentherm Incorporated and Phillip Eyler dated as of September 18, 2017		8-K		10.1	10/3/17
10.2.1*	Executive Relocation and Employment Agreement, dated as of August 1, 2015, by and between Gentherm Incorporated and Frithjof Oldorff		8-K		10.1	8/3/15
10.2.2*	Extension of Executive Relocation and Employment Agreement dated as of October 3, 2017	X
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*   Indicates management contract or compensatory plan or arrangement

** Documents are furnished not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ DANIEL R. COKER
Daniel R. Coker
Chief Executive Officer
(Duly Authorized Officer)

Date: October 30, 2017

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: October 30, 2017