Form 10-Q
period 2018-03-31
GENTHERM Inc
filed 2018-04-27
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

At April 27, 2018, there were 36,793,513 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$70,482	$103,172
Accounts receivable, less allowance of $1,024 and $973, respectively	196,616	185,058
Inventory:
Raw materials	64,871	64,175
Work in process	13,807	16,139
Finished goods	41,959	41,095
Inventory, net	120,637	121,409
Derivative financial instruments	1,168	213
Prepaid expenses and other assets	56,848	51,217
Total current assets	445,751	461,069
Property and equipment, net	205,232	200,294
Goodwill	70,439	69,685
Other intangible assets, net	80,809	83,286
Deferred financing costs	875	936
Deferred income tax assets	84,946	30,152
Other non-current assets	13,371	37,983
Total assets	$901,423	$883,405
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$88,087	$89,596
Accrued liabilities	72,908	77,209
Current maturities of long-term debt	3,485	3,460
Derivative financial instruments	1	1,050
Total current liabilities	164,481	171,315
Pension benefit obligation	7,965	7,913
Other liabilities	6,759	2,747
Long-term debt, less current maturities	105,742	141,209
Deferred income tax liabilities	6,028	6,347
Total liabilities	290,975	329,531
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 36,794,573 and 36,761,362 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	266,812	265,048
Paid-in capital	16,155	15,625
Accumulated other comprehensive loss	(7,551)	(20,444)
Accumulated earnings	335,032	293,645
Total shareholders’ equity	610,448	553,874
Total liabilities and shareholders’ equity	$901,423	$883,405

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Product revenues	$261,889	$249,267
Cost of sales	183,322	164,107
Gross margin	78,567	85,160
Operating expenses:
Net research and development expenses	23,304	19,505
Selling, general and administrative expenses	34,592	30,806
Total operating expenses	57,896	50,311
Operating income	20,671	34,849
Interest expense	(1,180)	(1,122)
Foreign currency loss	(4,578)	(1,329)
Other income	1,089	236
Earnings before income tax	16,002	32,634
Income tax expense	3,036	7,232
Net income	$12,966	$25,402
Basic earnings per share	$0.35	$0.69
Diluted earnings per share	$0.35	$0.69
Weighted average number of shares – basic	36,766	36,620
Weighted average number of shares – diluted	36,873	36,739

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$12,966	$25,402
Other comprehensive income (loss), gross of tax:
Foreign currency translation adjustments gain	11,741	5,515
Unrealized gain on foreign currency derivative securities	2,112	2,960
Unrealized (loss) gain on commodity derivative securities	(218)	32
Other comprehensive income, gross of tax	$13,635	$8,507
Other comprehensive income (loss), related tax effect:
Cumulative effect of accounting change due to ASU 2018-02	(40)	—
Foreign currency translation adjustments gain	(76)	(3)
Unrealized gain on foreign currency derivative securities	(567)	(795)
Unrealized (loss) gain on commodity derivative securities	(59)	(11)
Other comprehensive income (loss), related tax effect	$(742)	$(809)
Other comprehensive income, net of tax	$12,893	$7,698
Comprehensive income	$25,859	$33,100

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net income	$12,966	$25,402
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,892	10,192
Deferred income taxes	(707)	676
Stock compensation	2,202	2,303
Defined benefit plan expense	298	(16)
Provision of doubtful accounts	41	(54)
Loss on sale of property and equipment	85	103
Changes in operating assets and liabilities:
Accounts receivable	(9,691)	(13,900)
Inventory	1,903	(2,407)
Prepaid expenses and other assets	(4,881)	(6,492)
Accounts payable	1,290	1,094
Accrued liabilities	(10,808)	(38,237)
Net cash provided by (used in) operating activities	5,590	(21,336)
Investing Activities:
Final payment for acquisition of subsidiary, net of cash acquired	(15)	(2,000)
Purchases of property and equipment	(8,378)	(13,552)
Net cash used in investing activities	(8,393)	(15,552)
Financing Activities:
Repayments of debt	(35,492)	(8,427)
Cash paid for the cancellation of restricted stock	(659)	(926)
Proceeds from the exercise of Common Stock options	751	881
Net cash used in financing activities	(35,400)	(8,472)
Foreign currency effect	5,513	2,080
Net decrease in cash and cash equivalents	(32,690)	(43,280)
Cash and cash equivalents at beginning of period	103,172	177,187
Cash and cash equivalents at end of period	$70,482	$133,907
Supplemental disclosure of cash flow information:
Cash paid for taxes	$6,870	$51,618
Cash paid for interest	$981	$858
Supplemental disclosure of non-cash transactions:
Common Stock issued to Board of Directors and employees	$1,362	$1,125

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 1 – The Company and Subsequent Events

Gentherm Incorporated is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies. Unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated and its consolidated subsidiaries. Our products provide solutions for automotive passenger comfort and convenience, battery thermal management, remote power generation, patient temperature management, environmental product testing and other consumer and industrial temperature control needs. Our automotive products can be found on the vehicles of nearly all major automotive manufacturers operating in North America, Europe and Asia.  We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities and to identify future thermal technology product opportunities in both automotive and other markets.   We concentrate our research on the development of new technologies and new applications from existing technologies to create product and market opportunities for a wide array of thermal management solutions.

U.S. Tax Reform

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017.  The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on all offshore earnings that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  As of December 31, 2017, and in accordance with guidance provided by Staff Accounting Bulletin No. 118 (SAB 118), the Company had not completed its accounting for the tax effects of the Tax Act; however, in certain cases, as described below the Company made a provisional estimate of the effects on our existing deferred tax balances and the one-time transition tax.  For the year ended December 31, 2017, the provision for income taxes includes a provisional income tax expense of $20,153 related to items for which the Company was able to determine a reasonable estimate.  For the three-month period ended March 31, 2018, there have been no changes to the provisional income tax expenses booked in 2017. In all cases, we will continue to make and refine our calculations as additional analysis is completed.  In addition, the Company’s estimates may be affected as additional regulatory guidance is issued with respect to the Tax Act.  Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined, but in any event, no later than the fourth quarter of 2018, in accordance with SAB 118.

Deferred tax assets and liabilities

The Company remeasured its U.S. deferred tax assets and liabilities at 21%.  However, the Company is still analyzing certain aspects of the Tax Act and refining the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  In the year ended December 31, 2017, the provision for income taxes included provisional income tax expense of $5,808 related to the remeasurement of deferred tax balances. For the three-month period ended March 31, 2018, there have been no changes to the provisional income tax expenses in 2017.

Transition Tax on Deferred Foreign Earnings

The one-time transition tax is based on the Company’s post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes.  In the year ended December 31, 2017, the provision for income taxes included provisional income tax expense of $23,923 related to the one-time transition tax liability of the Company’s foreign subsidiaries.  The Company has not completed its calculation of the total post-1986 E&P for these foreign subsidiaries.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount may change when the Company finalizes the calculation of post-1986 E&P previously deferred from U.S. income taxes and the amounts held in cash or other specified assets.  For the three-month period ended March 31, 2018, there have been no changes to the provisional income tax expenses booked in 2017. A benefit of $9,578 was included in the provision for income taxes for the year-ended December 31, 2017 to offset the one-time transition tax related to the previous deferred tax liability that existed for the undistributed foreign earnings that were not permanently reinvested.  For the three-month period ended March 31, 2018, there have been no changes to the provisional income tax benefit booked in 2017 related to this item. However, we continue to recognize a deferred tax liability related to foreign withholding tax that will be incurred for undistributed foreign earnings that are not permanently reinvested.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 1 – The Company and Subsequent Events – Continued

Subsequent Events

We have evaluated subsequent events through the date that our consolidated condensed financial statements are issued.  No events have taken place that meet the definition of a subsequent event requiring adjustments to or disclosures in this Form 10-Q.

Note 2 – Basis of Presentation and New Accounting Pronouncements

Accounting Principles

Our unaudited consolidated condensed financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the audited annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2017 was derived from audited annual consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Consolidation

The consolidated financial statements at March 31, 2018 and December 31, 2017 and for the three-month period ended March 31, 2018 and 2017, reflect the consolidated financial position and consolidated operating results of the Company. Investments in affiliates in which Gentherm would not have control, but would have the ability to exercise significant influence over operating and financial policies, would be accounted for under the equity method. Investment for which Gentherm is not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method. Intercompany accounts have been eliminated in consolidation.

Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates and assumptions.

Revenue Recognition

Revenue is recognized from agreements containing enforceable rights and obligations when promised goods are delivered or services are completed, the price is fixed or determinable, and payment has been received or is collectable. The amount of revenue recognized is net of the Company’s obligation for returns, rebates, discounts, taxes, if any, collected from customers, and consideration that is paid to a customer, unless such payment is in exchange for a distinct good or service. The amount of revenue recognized from a contract with a customer reflects the amount of consideration expected to be received in exchange for the transfer of good or services.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

Automotive Revenues

The Company sells automotive seat comfort systems, specialized automotive cable systems and automotive thermal convenience products under long-term supply agreements (“LTAs”) and, for arrangements that are less than one year in length, purchase orders. LTAs are multiple-year business awards to provide custom designed parts for a particular automotive vehicle program in quantities and at intervals of the customer’s choosing.  LTAs are often multiple-element agreements. The main element in LTAs are production parts; distinct promises from which the customer can benefit separately from other promises or elements in the contract. A second element in LTAs are production part purchase options that provide customers the ability to purchase additional parts at set prices in the future. Judgement is used to determine whether a production part purchase option represents a material right to the customer and should be accounted for as a separate performance obligation.  LTAs that provide customers with a purchase option discount incrementally higher than the range discounts typically given to automotive customers contain a material right. The magnitude of change in the year-over-year option prices and the total number of units expected to be ordered are important factors in the calculation of the option’s fair value and the allocation of transaction price.

The price for parts is set at the point in time the customer exercises its option to purchase additional parts from the Company. A firm order, stating the number of each production part to be delivered, is an independent contract with a discrete transaction price. Revenues are allocated to production parts based on the relative standalone selling prices observed on the LTAs. As a practical alternative to estimating the standalone selling price of an option that provides a customer with a material right, the Company allocates transaction price to options by reference to the production part volumes expected to be ordered and the consideration expected to be received. The Company satisfies its obligation to provide product parts to the customer upon shipment.

When an option to purchase additional production parts in the future represents a material right, the customer effectively is paying Gentherm in advance for production parts each time it exercises the option by placing a firm order commitment. Revenue from options containing a material right are recognized on the basis of direct measurement of the value of production parts transferred to date relative to the total number of production parts expected to be delivered over the life of the vehicle program. Judgement is required to determine the pattern and timing with which an option containing a material right is satisfied and the production part is transferred to a customer.

Industrial Revenues

Our industrial business unit generates revenue from the sale of products and services by our wholly-owned subsidiaries Cincinnati Sub-Zero (“CSZ”) and Gentherm Global Power Technologies (“GPT”). Industrial business unit revenues and medical business unit revenues discussed below are reported within the Company’s industrial reportable segment (see Note 5). Industrial business unit customers commonly enter into multiple-element agreements for the purchase of products and services.  Installation services, for example, are separate and distinct performance obligations that are often included in contracts to purchase customized environmental test chambers. Depending on the application, delivery of an environmental test chamber or remote power generation system to the customer’s place of business can range from two weeks to nine months from commencement of the contract. Installation services, while reliant on the specifications and timing from the customer, rarely remain incomplete more than two months after delivery.

Revenues allocated to environmental test chambers or remote power systems are based on the stand alone selling price of products themselves. Judgement is used to determine the degree to which early pay discounts and other credits are utilized in the calculation of standalone selling price, and only included to the extent it is probable that a significant reversal of any incremental revenue will not occur. Revenues are recognized at the point in time the chamber or power system is shipped to the customer. For contracts that also include a promise for installation, the portion of total transaction price allocated to the installation is recognized as revenue at the point in time the installation is complete.

Revenues from our medical business unit are generated from the sale of products and equipment. Our medical product and equipment focus on body and blood temperature management. The Company sells medical products and equipment primarily through distributor and group purchasing organization agreements. These agreements allow member participants to the distributor or group purchasing organization to make purchases at discounted prices negotiated by the distributor or group purchasing organization.  A rebate is incurred at the point in time a member participant purchases product covered under these types of agreements. Rebates are accounted for as variable consideration, using an expected value, probability weighted approach, based on the level of sales to the distributor and the time lag between the initial sale and the rebate claim in determining the transaction price of a contract.  Revenue is recognized at the point in time the medical products or equipment is transferred to the customer.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

Contract Balances

We record a receivable when revenue is recognized at the time of invoicing and unearned revenue when revenue is recognized subsequent to invoicing. For contracts where control of the goods or service is transferred to the customer over time, or whose terms require the customer to make milestone payments throughout the fulfillment period, the timing of revenue recognition is likely to differ from the timing of invoicing to customers.

The opening balance of our accounts receivable, net of allowance for doubtful accounts, was $185,058 as of January 1, 2018.

We record an allowance for doubtful accounts once exposure to collection risk of an account receivable is specifically identified. We analyze the length of time an account receivable is outstanding, as well as a customer’s payment history and ability to pay to determine the need to record an allowance for doubtful accounts.

Activity in the allowance for doubtful accounts was as follows:

Three Months Ended March 31, 2018
Balance, beginning of period	$973
Additions charged to costs	287
Recoveries recognized in costs	(245)
Write-offs	$9
Balance, end of period	$1,024

Most of Gentherm’s unearned revenue pertains to LTAs containing a material right. In the early periods of an LTA containing a material right, when payments collected from the customer are greater than the standalone selling price of the production parts, revenue associated with the material right is deferred. In future periods, when amounts collected from customers as payment is less than the standalone selling price of the production parts delivered, the deferred revenue is reversed into revenue. For LTAs containing a material right and, thus, the timing of revenue recognition is likely to differ from the timing of invoicing to customer, the aggregate amount of transaction price allocated to material rights that remain unsatisfied as of March 31, 2018 is $3,426. We expect to recognize into revenue, 55% of this balance in the next 12 months, and the remaining 29%, 10%, 5% and 1% in 2019, 2020, 2021 and 2022, respectively.

Gentherm often requires milestone payments for contracts to provide environmental test chambers or remote power systems to customers. Milestone payments do not provide the Company with a right to payment for the work completed to date and do not represent the satisfaction of a performance obligation. Milestone payments are deferred and reported within unearned revenue until construction is complete and the unit has been delivered or is installed. If the environmental test chamber contract includes a separate promise to provide installation services, any installation-related payments received from the customer are deferred until the point in time the installation is complete.

The total amount of unearned revenue associated with environmental chamber and remote power system contracts, including environmental chamber contracts that include a separate obligation to provide installation, as of March 31, 2018 is $3,374.  This entire balance is expected to be recognized into revenue during the next 12 months.

See Note 10 for information regarding the unearned revenue associated with these arrangements, including unearned revenue by segment and amounts recognized into revenue during the most recent three-month period ending March 31, 2018.

Payment terms for contracts with customers generally range from 30 to 120 days from the date of shipment of goods or completion of service or, if applicable, the scheduled milestone payment due date, and do not include components designed to provide customers with financing.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

Assets Recognized from the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in prepaid expenses and other assets and other non-current assets.

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 was developed to enable financial statement users a better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principal is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. Issuers are to use a five-step contract review model to ensure revenue is measured, recognized, and disclosed in accordance with this principle. The FASB has issued several amendments to the update, including a one-year deferral of the original effective date, and new methods for identifying performance obligations that are intended to reduce the cost and complexity of compliance.

We have adopted ASU 2014-09 and related amendments effective January 1, 2018 using the cumulative catch-up transition method, which required us to disclose the cumulative effect of initially applying the update recognized at the date of initial application. We elected to apply the guidance in ASU 2014-09 to contracts that were not completed at January 1, 2018.

The most significant impact from adoption of ASU 2014-09 occurred within our Automotive segment and relates to our accounting for production part purchase options that grant customers a material right to purchase additional parts under long-term supply agreements in the future. Due to the complexity of certain of our automotive supply contracts, the actual revenue recognition treatment for customer purchase options will depend on contract-specific terms and could vary from other contracts that are similar in nature. Revenue recognition related to goods and services reported in the Industrial segment remains substantially unchanged.

The amount by which each financial statement line item was affected by application of ASU 2014-09 and related amendments during the three-month period ended March 31, 2018 is as follows:

	Revenue Based on Previously Effective Guidance	New Revenue Standard Adjustment	Revenue Based on New Revenue Standard
Three Months Ended March 31, 2018
Product revenues	$261,209	$680	$261,889
Income tax expense	3,177	(141)	3,036
Net income	12,427	539	12,966
Basic earnings per share	0.34	0.01	0.35
Diluted earnings per share	0.34	0.01	0.35

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

	Revenue Based on Previously Effective Guidance	New Revenue Standard Adjustment	Revenue Based on New Revenue Standard
March 31, 2018
Balance Sheet
Accounts receivable, net of allowance for doubtful accounts	$196,616	$—	$196,616
Accrued liabilities	$69,482	$3,426	$72,908
Unearned Revenue	$3,374	$3,426	$6,800
Deferred income taxes, net	$78,218	$700	$78,918
Accumulated earnings	$337,758	$(2,726)	$335,032

Adoption of ASU 2014-09 and related amendments had no impact to cash from or used in operating, investing or financing activities on our consolidated condensed statements of cash flows.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  ASU 2016-15 provides guidance on the classification of eight specific cash receipt and cash payment transactions in the statement of cash flows. The Company focused its evaluation on the following transactions to determine the effect ASU 2016-15 will have on the Company’s Consolidated Statements of Cash Flows:

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

We have adopted ASU 2016-15 and related amendments effective January 1, 2018. None of the cash receipt and cash payment transactions addressed by the update, including those that were not the focus of management’s evaluation, occurred during any of the periods presented in this report. Adoption of this update and related amendments did not have a material impact on the cash flows of the Company.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 modifies the current prohibition to recognize deferred income taxes from differences between the tax basis of assets in the buyer’s tax jurisdiction and their cost resulting from an intra-entity transfer from one tax-paying component to another tax-paying component of the same consolidated group.  Under current GAAP, deferred income taxes for intra-entity asset transfers are not recognized until the asset is sold to an outside party.  ASU 2016-16 allows entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

ASU 2016-16 is effective for fiscal years and interim periods beginning after December 15, 2017.  The amendments in ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  We adopted ASU 2016-16 and related amendments effective January 1, 2018 on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of such adoption date. As a result of the amendments in ASU 2016-16, a favorable adjustment $31,645 was recorded directly to retained earnings during the three-month period ending March 31, 2018.  The new deferred tax assets will be recognized ratably over the useful life the applicable assets.

Business Combinations

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. To be considered a business, the integrated set of activities and assets to be evaluated must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the integrated set or activities and assets is not considered a business. ASU 2017-01 provides a framework to assist entities in evaluating whether an integrated set of activities and assets include both an input and a substantive process when the assets’ fair value is not concentrated in a single identifiable asset or group of similar identifiable assets.

ASU 2017-01 is effective for fiscal years and interim periods beginning after December 15, 2017. The Company adopted ASU 2017-01 and related amendments effective January 1, 2018.

Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 provides a remedy to a narrow-scope financial reporting issue created by the Tax Act.  The Tax Act required entities to adjust deferred tax assets and liabilities to reflect the impact from newly enacted lower corporate income tax rates, and recognize the effect in income from continuing operations.  This requirement applied to all deferred tax assets and liabilities, even those which arose from transactions originally recognized in other comprehensive income.  The amendments in ASU 2018-02 allow adjustments to deferred tax assets and liabilities due to newly enacted lower corporate income tax rates to be recognized in retained earnings, if those deferred tax balances arose from transactions originally recognized in other comprehensive income.

Income tax effects are released from accumulated other comprehensive income and recorded against the deferred tax balance in the consolidated balance sheet when the underlying activity is realized.

ASU 2018-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption of the amendments in this update is permitted, including adoption in any interim period for which financial statements have not yet been issued. The amendments in ASU 2018-02 must be applied in the period of adoption or retrospectively to each period in which the effect of the change in U.S. federal corporate income tax rate in the Tax Act is recognized. We elected to early adopt ASU 2018-02 and related amendments effective January 1, 2018. An adjustment of $40 was recognized against retained earnings for effect of the change in the federal corporate income tax rate on deferred tax amounts. There are no related adjustments to the Company’s valuation allowance and no other income tax effects from the Tax Act on balances that remain in accumulated other comprehensive income were reclassified.

Tax Act

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of deemed return on tangible assets of foreign corporations. In the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  ASU 2016-02 requires lessees to recognize on their balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. Payments to be made in optional periods should be included in the measurement of lease assets and liabilities if the lessee is reasonably certain it will exercise an option to extend the lease or not exercise an option to terminate the lease.  While ASU 2016-02 continues to differentiate between finance or capital leases and operating leases, the principal change from current lease accounting guidance is that lease assets and liabilities arising from operating leases will be recognized on the balance sheet.

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

Note 3 — Etratech Acquisition

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

Results of operations for Etratech are included in the Company’s consolidated condensed financial statements beginning November 1, 2017.  Etratech contributed $15,186 in product revenues and net loss of $300 for the three-month period ended March 31, 2018.

Purchase Price Allocation

The purchase price of $65,009, net of cash acquired of $670, has been allocated to the values of assets acquired and liabilities assumed as of November 1, 2017.  The purchase price allocation was finalized during the three-month period ending March 31, 2018. The purchase price allocation as of November 1, 2017 was as follows:

Accounts receivable	$12,654
Inventory	7,014
Prepaid expenses and other assets	535
Property and equipment	6,205
Customer relationships	24,774
Technology	8,588
Goodwill	14,881
Assumed liabilities	(9,642)
Net assets acquired	65,009
Cash acquired	670
Purchase price	$65,679

The gross contractual amount due of accounts receivable is $12,654, all of which is expected to be collectible.

Supplemental Pro Forma Information

The unaudited pro forma combined historical results including the amounts of Etratech revenue and earnings that would have been included in the Company’s consolidated statements of income had the acquisition date been January 1, 2017 is as follows:

Three Months Ended March 31,
2017
Product revenues	$261,950
Net income	$25,774
Basic earnings per share	$0.70
Diluted earnings per share	$0.70

The pro forma information includes adjustments for the effect of the amortization of intangible assets recognized in the acquisition.  This pro forma information is not indicative of future operating results.

Goodwill

We recorded goodwill of approximately $14,881 arising from the acquisition. The acquired goodwill represents intangible assets that do not qualify for separate recognition. It is estimated that approximately $8,651 of the goodwill recognized will not be deductible for income tax purposes.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 3 – Etratech Acquisition – Continued

Intangible Assets

In conjunction with the acquisition, intangible assets of $33,362 were recorded. The Company’s estimate of the fair value of these assets at the time of the acquisition was determined with the assistance of an independent third-party valuation firm. As part of the estimated valuation, an estimated useful life for the assets was determined.

Intangible assets, net consisted of the following (balances are lower as of March 31, 2018 than as of November 1, 2017, the acquisition date, due to fluctuations in foreign currency exchange rates totaling $390):

	March 31, 2018
	Gross Value	Accumulated Amortization	Net Value	Useful Life
Customer relationships	$24,479	$884	$23,595	8 -12 yrs
Technology	8,493	691	7,802	5 -6 yrs
Total	$32,972	$1,575	$31,397

Amortization expense of $958 during the three-month period ended March 31, 2018 was recognized in our consolidated condensed statement of income as follows:

Three Months Ended March 31, 2018
Product revenues	$536
Cost of sales	422

Amortization expense for the prospective five years is estimated to be as follows:

April 1, 2018 through December 31, 2018	$2,821
2019	$3,761
2020	$3,761
2021	$3,669
2022	$3,272
2023	$2,596

Property, Plant & Equipment

Property and equipment consist of the following:

Asset category	Useful life	Amount
Leashold improvements	10 yrs	$342
Machinery and equipment	4-11 yrs	5,248
Furniture and fittings	4 yrs	230
Motor vehicles	3 yrs	25
Computer hardware and software	1 yrs	360

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

The following summarizes the Common Stock included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended March 31,
	2018	2017
Weighted average number of shares for calculation of basic EPS	36,766,411	36,619,825
Stock options under equity incentive plans	106,996	119,457
Weighted average number of shares for calculation of diluted EPS	36,873,407	36,739,282

The accompanying table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2018	2017
Stock options outstanding for equity incentive plans	1,914,150	1,859,618

Note 5 – Segment Reporting

Segment information is used by management for making strategic operating decisions for the Company. Management evaluates the performance of the Company’s segments based primarily on operating income or loss. As discussed in Note 3, Gentherm acquired Etratech on November 1, 2017.

The Company’s reportable segments are as follows:

●

Automotive – this segment represents the design, development, manufacturing and sales of automotive seat comfort systems, specialized automotive cable systems and certain automotive and non-automotive thermal convenience products. All of our activities with respect to electronics are also included in our Automotive segment because the majority of these activities relate to the manufacture of electronic components for our automotive products or the automotive products of third parties. Etratech’s operating results are included within Gentherm’s Automotive segment due to the concentration of Etratech’s product applications within the automotive, recreational vehicle and marine industries.

•

Industrial – the combined operating results of GPT, CSZ and Gentherm’s advanced research and development division.  Advanced research and development includes efforts focused on improving the efficiency of thermoelectric technologies and advanced heating wire technology as well as other applications.  Unlike research and development that relates to a specific program application for a customer, advanced research and development activities affect products and technologies that are not currently generating product revenue. The segment includes government sponsored research projects.

●	Reconciling Items – include corporate selling, general and administrative costs and acquisition transaction costs.

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three-month periods ended March 31, 2018 and 2017. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of March 31, 2018, goodwill assigned to our Automotive and Industrial segments were $39,666 and $30,773, respectively. As of March 31, 2017, goodwill assigned to our Automotive and Industrial segments were $21,258 and $30,773, respectively.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Segment Reporting – Continued

Three Months Ended March 31,	Automotive	Industrial	Reconciling Items	Consolidated Total

2018:
Product revenues	$240,019	$21,870	$—	$261,889
Depreciation and amortization	10,809	1,351	732	12,892
Operating income (loss)	41,282	(6,776)	(13,835)	20,671
2017:
Product revenues	$221,833	$27,434	$—	$249,267
Depreciation and amortization	8,131	1,418	643	10,192
Operating income (loss)	50,757	(2,486)	(13,422)	34,849

Total product revenues information by geographic area is as follows:

	Three Months Ended March 31,
	2018		2017
United States	$120,350	46%	$119,523	48%
China	24,204	9%	20,465	8%
Germany	22,362	9%	17,868	7%
South Korea	13,822	5%	16,391	7%
Japan	13,573	5%	14,283	6%
Canada	13,113	5%	10,929	4%
Czech Republic	11,715	4%	10,707	4%
United Kingdom	10,845	4%	9,668	4%
Mexico	6,298	3%	5,370	2%
Other	25,607	10%	24,063	10%
Total Non-U.S.	141,539	54%	129,744	52%
	$261,889	100%	$249,267	100%

Note 6 – Debt

Amended Credit Agreement

The Company, together with certain direct and indirect subsidiaries, have an outstanding credit agreement (as amended, the “Credit Agreement”) with a consortium of lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides the Company a revolving credit note (U.S. Revolving Note”) with a maximum borrowing capacity of $350,000.

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

The Credit Agreement requires the Company to maintain a minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio. Definitions for these financial ratios are provided in the Credit Agreement.

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (1.67% at March 31, 2018) plus 0.50%, Bank of America’s prime rate (4.75% at March 31, 2018), or a one-month Eurocurrency rate (0.00% at March 31, 2018) plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (1.88% at March 31, 2018).  All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

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

As of March 31, 2018, we were in compliance with all terms as outlined in the Credit Agreement, DEG China Loan and DEG Vietnam Loan. Undrawn borrowing capacity under the U.S. Revolving Note was $255,946 as of March 31, 2018. The following table summarizes the Company’s debt at March 31, 2018 and at December 31, 2017.

	March 31, 2018		December 31, 2017
	Interest Rate	Principal Balance	Principal Balance
Credit Agreement:
Revolving Note (U.S. Dollar Denominations)	3.38%	$94,000	$129,000
DEG China Loan	4.25%	1,477	1,919
DEG Vietnam Loan	5.21%	13,750	13,750
Total debt		109,227	144,669
Current portion		(3,485)	(3,460)
Long-term debt, less current maturities		$105,742	$141,209

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 6 – Debt – Continued

The scheduled principal maturities of our debt as of March 31, 2018 are as follows:

Year	Revolving Note (U.S. Dollar)	DEG China Note	DEG Vietnam Note	Total
Remainder of 2018	$—	$492	$2,500	$2,992
2019	—	985	2,500	3,485
2020	—	—	2,500	2,500
2021	94,000	—	2,500	96,500
2022	—	—	2,500	2,500
2023	—	—	1,250	1,250
Total	$94,000	$1,477	$13,750	$109,227

Principal outstanding under the Revolving Note will be due and payable in full on March 17, 2021. As of March 31, 2018, we were in compliance, in all material respects, with all terms as outlined in the Credit Agreement, DEG China Loan and DEG Vietnam Loan.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $32,196 and $29,273 outstanding as of March 31, 2018 and December 31, 2017, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We had copper commodity swap contracts with a notional value of $0 and $404 outstanding at March 31, 2018 and December 31, 2017, respectively.

We do not enter into derivative financial instrument arrangements for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income (loss) in the consolidated condensed balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income (loss) is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated condensed statements of income. See Note 9 for the amount of unrealized loss associated with copper commodity derivatives reported in accumulated other comprehensive income as of December 31, 2017 that was reclassified into earnings during 2018. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 7 – Derivative Financial Instruments – Continued

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of March 31, 2018 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$1,168	Current liabilities	$(1)	$1,167

         Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

	Location	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Foreign currency derivatives	Product revenues	$—	$—
	Cost of sales	(81)	(472)
	Selling, general and administrative	53	(216)
	Other comprehensive income	2,112	2,960
	Foreign currency (loss) gain	37	(57)
Total foreign currency derivatives		$2,121	$2,215
Commodity derivatives	Cost of sales	$145	$19
	Other comprehensive income	(218)	32
Total commodity derivatives		$(73)	$51

We did not incur any hedge ineffectiveness during the three-month periods ended March 31, 2018 and 2017.

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

Except for derivative instruments (see Note 7), pension liabilities, pension plan assets and a corporate owned life insurance policy, the Company had no material financial assets and liabilities that are carried at fair value at March 31, 2018 and December 31, 2017. The carrying amounts of financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short maturity of such instruments. The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 8 – Fair Value Measurement – Continued

As of March 31, 2018 and December 31, 2017, the carrying values of the Credit Agreement indebtedness were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).  Discount rates used to measure the fair value of the DEG Vietnam Loan and DEG China Loan are based on quoted swap rates.  As of March 31, 2018, the carrying values of the DEG Vietnam Loan and DEG China Loan was $13,750 and $1,477, respectively, as compared to an estimated fair value of $13,700 and $1,500, respectively. As of December 31, 2017, the carrying value of the DEG Vietnam Loan and DEG China Loan was $13,750 and $1,919, respectively, as compared to an estimated fair value of $13,600 and $2,000, respectively.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of March 31, 2018 and December 31, 2017, the Company did not realize any changes to the fair value of these assets due to the non-occurrence of events or circumstances that could negatively impact their recoverability.

Note 9 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the three-month periods ended March 31, 2018 and March 31, 2017 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2017	$(2,366)	$(17,555)	$277		$(800)		$(20,444)
Cumulative effect of accounting change due to adoption of ASU 2018-02	(40)	—	—		—		(40)
Other comprehensive income (loss) before reclassifications	—	11,741	—		1,854		13,595
Income tax effect of other comprehensive income before reclassifications	—	(76)	—		(498)		(574)
Amounts reclassified from accumulated other comprehensive income into net income (loss)	—	—	(218)	[a]	258	[a]	40
Income taxes reclassified into net income (loss)	—	—	(59)		(69)		(128)
Net current period other comprehensive income (loss)	(40)	11,665	(277)		1,545		12,893
Balance at March 31, 2018	$(2,406)	$(5,890)	$—		$745		$(7,551)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 9 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss) – Continued

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives	Total
Balance at December 31, 2016	$(2,550)	$(65,762)	$241		$(1,020)	$(69,091)
Other comprehensive income (loss) before reclassifications	—	5,515	50		1,873	7,438
Income tax effect of other comprehensive income (loss) before reclassifications	—	(3)	(18)		(503)	(524)
Amounts reclassified from accumulated other comprehensive (income) loss into net income	—	—	(18)	[a]	1,087 [a]	1,069
Income taxes reclassified into net income	—	—	7		(292)	(285)
Net current period other comprehensive income	—	5,512	21		2,165	7,698
Balance at March 31, 2017	$(2,550)	$(60,250)	$262		$1,145	$(61,393)

(a)The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

We expect all of the existing gains and losses related to foreign currency derivatives and commodity derivatives reported in accumulated other comprehensive income as of March 31, 2018 to be reclassified into earnings during the next twelve months. See Note 7 for additional information about derivative financial instruments and the effects from reclassification to net income.

Note 10 – Unearned Revenue

Unearned revenue by segment was as follows:

	March 31, 2018	December 31, 2017
Automotive	$3,426	$—
Industrial	3,374	4,889
Total	$6,800	$4,889

The opening balance of unearned revenue was $4,889 as of January 1, 2018.

Changes in unearned revenue were as follows:

Three Month Ended March 31, 2018
Balance, beginning of period	$4,889
Additions to unearned revenue	6,909
Reclassified to revenue	(4,999)
Currency Impacts	1
Balance, end of period	$6,800

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to finance sufficient working capital, the amount of availability under our credit agreement and other indebtedness, our ability to continue to maintain or increase sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs.  Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof or as of the date specified and are based on management’s current expectations and beliefs.  Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2017, and subsequent reports filed with or furnished to the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements.  Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and related notes thereto included elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Etratech

On November 1, 2017, we acquired substantially all of the assets and assumed substantially all of the operating liabilities of Etratech Inc. (“Etratech”), an Ontario corporation and all of the outstanding shares of Etratech Hong Kong, an entity organized under the laws of Hong Kong, in an all-cash transaction.  Etratech manufactures advanced electronic controls and control systems for the automotive, RV and marine, security, medical and other industries. Etratech’s world headquarters and North American manufacturing operations are located in Burlington, Canada. See Note 3 to the consolidated condensed financial statements for additional information regarding the acquisition of Etratech.

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

Related to the Reorganization, the Company declared intercompany dividends, incurred and paid withholding taxes to the Canadian Revenue Agency of $7.6 million during 2016.  Additionally, the Company incurred income tax expense of $2.5 million related to the intercompany dividends. These amounts incurred are expected to cover all future intercompany dividends needed to distribute the remaining earnings of the subsidiary to its parent in conjunction with the potential future liquidation of the subsidiary.

In addition to the $7.6 million of withholding tax and $2.5 million of income taxes, the Reorganization required the Company to make a one-time income tax payment of approximately $32.6 million.  The one-time income tax payment was accrued during the first quarter of 2016; however, the Company also recorded an offsetting deferred charge for approximately the same amount because the one-time income tax payment will result in tax deductions against income taxes in future periods. Therefore, the income tax payment did not have a material impact on the Company’s earnings during the first quarter of 2016 nor any subsequent quarter. The withholding tax payment was paid entirely in 2016. The income tax payments of $2.5 million and $32.6 million were paid during the first quarter of 2017.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. See Note 2 to our consolidated condensed financial statements for information about critical accounting policies, accounting standard updates adopted during the three-month period ended March 31, 2018 and their impact on the Company’s consolidated financial statements, and recently issued accounting policies not yet adopted.

Results of Operations First Quarter 2018 Compared with First Quarter 2017

Product Revenues. Product revenues for the three-month period ended March 31, 2018 (“First Quarter 2018”) were $261.9 million compared with product revenues of $249.3 million for the three-month period ended March 31, 2017 (“First Quarter 2017”), an increase of $12.6 million, or 5%.  Higher product revenues in the automotive segment which increased by $18.2 million, or 8.2%, to $240.0 million were partially offset by lower industrial segment product revenues which decreased by $5.6 million, or 20%, to $21.9 million.  The higher automotive segment sales included $15.2 million related to the acquisition of Etratech and a favorable effect from currency translation of $10.5 million. Etratech was acquired on November 1, 2017 and therefore no product revenue was reported for Etratech during First Quarter 2017. On a pro-forma basis, Etratech revenue increased by 20%.

Without the benefit of the currency translation and the Etratech acquisition, automotive segment product revenue would have decreased by 2.2%. This decrease occurred as a result of slowing automotive production volumes especially in our most important geographic markets and at two of our largest customers, annual price reductions totaling $5.0 million and from lower average selling price of climate controlled seats (“CCS”) resulting from certain vehicle programs changing technologies from the higher priced active cooling application to heated and ventilated seating technology. In North America, which represented approximately 47% of our automotive revenue during First Quarter 2018, automotive production decreased by 2.6% during First Quarter 2018.  Lower production significantly impacted two important customers.  Automotive production at General Motors, representing 15% of our product revenues, was down more than 8% in North America and production for Hyundai, representing 8% of our product revenues, was down by 3.75% in Korea and down 5.7% in North America.  These lower production volumes impacted our CCS products disproportionately. Most of our other automotive products had higher revenue despite the weak production volumes on a currency adjusted basis.  Automotive cable systems were particularly strong growing by $5.1 million, or 24%, to $26.9 million. Steering wheel heaters grew by $2.5 million, or 17%, to $17.6 million. Seat heaters also increased by $6.6 million, or 8.5% to $84.2 million.

Product revenues from Gentherm Global Power Technologies (“GPT”), included in the industrial segment, totaled $4.6 million which represented a decrease of $2.9 million, or 39%.  This decrease was mainly due to significantly lower custom project revenue. Custom projects, which typically represent more than 50% of GPT’s product revenue, tend to vary significantly period-to-period due to timing of the relatively large per unit revenue.  Revenue for Cincinnati Sub-Zero Products, LLC (“CSZ”) during First Quarter 2018 was $17.3 million, representing a decrease of $2.7 million, or 14%.  This decrease was mainly due to $2.7 million in lower sales of the blood heater-cooler product that was higher during First Quarter 2017 due to the regulatory disruptions impacting a competitive product.

Cost of Sales. Cost of sales increased to $183.3 million during First Quarter 2018 from $164.1 million during First Quarter 2017. This increase of $19.2 million, or 12%, was due to the higher product revenue and a lower gross margin percentage.  The gross margin percentage during First Quarter 2018 decreased to 30.0% from 34.2% during First Quarter 2017 mainly as a result of annual price reductions, increased manufacturing expenses, changes in product mix favoring lower margin products and higher expenses from currency translation.  Annual price reductions start in the first quarter and are expected to be offset by lower supplier and other costs as those programs begin to take effect throughout the year. Increased expenses included labor expense inflation at our Ukraine factory, and factory launch expenses for the new advanced battery thermal management product in our Macedonia facility. An unfavorable shift in product mix largely was due to lower sales for higher margin products including CCS, GPT and the medical products of CSZ.

Net Research and Development Expenses. Net research and development expenses were $23.3 million during First Quarter 2018 compared to $19.5 million in First Quarter 2017, an increase of $3.8 million, or 19%.  This increase was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  The increase also included approximately $1.0 million in foreign currency translation and the net research and development expenses of Etratech totaling $423 thousand.  New product development includes automotive cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices, battery management systems, advanced automotive electronics solutions and other potential products.

Research and development reimbursement totaled $2.4 million during First Quarter 2018 and $2.2 million during First Quarter 2017.  This increase was mainly due the addition of Etratech.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $34.6 million during First Quarter 2018, an increase of $3.8 million, or 12%, from $30.8 million during First Quarter 2017.  This increase includes approximately $1.1 million in higher expenses related to currency translation and $1.8 million in selling, general and administrative expenses of Etratech.

Foreign currency gain (loss).  During First Quarter 2018 we incurred a net foreign currency loss of $4.6 million which included a net realized loss of $936 thousand and a net unrealized loss of $3.6 million.  The unrealized loss is primarily the result of holding significant amounts of U.S. Dollar (“USD”) cash at our subsidiaries in Europe which have the European Euro (“EUR”) as the functional currency and due to certain intercompany relationships between these European subsidiaries and our U.S. based companies.  During First Quarter 2018, the USD weakened relative to the EUR.  If the USD continues to weaken we will likely have further unrealized currency losses whereas if the USD strengthens we will likely have unrealized gains.  First Quarter 2017, we had a foreign currency loss of $1.3 million.  In comparison to 2017, the foreign currency impact in 2018 was higher due to a smaller change in currency exchange rates during First Quarter 2018 as compared to First Quarter 2017.

Income Tax Expense. We recorded an income tax expense of $3.0 million during First Quarter 2018 representing an effective tax rate of 19% on earnings before income tax of $16.0 million.  During First Quarter 2017, we recorded an income tax expense of $7.2 million on earnings before tax of $32.6 million, or 22%. The effective tax rate for First Quarter 2018 differed from the Federal statutory rate of 21% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions offset by the international provisions from the U.S. tax reform, such as global intangible low-tax income (“GILTI”), enacted in December 2017.  The effective tax rate for First Quarter 2017 was lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Industrial Segment Operating Loss. The Industrial segment, which includes CSZ, GPT and our advanced research and development activities, reported an operating loss totaling $6.8 million and $2.5 million during First Quarter 2018 and First Quarter 2017, respectively, an increase of $4.3 million, or 172%. We incurred these losses for three reasons. First, the advanced research and development activities, the total cost for which were $4.0 million and $3.9 million, during First Quarter 2018 and First Quarter 2017, respectively, are focused on products and technologies that are currently not generating product revenues. We expect that many of the individual projects include in the business unit will generate profitable revenue in future periods. Next, CSZ’s $1.2 million of expenses associated with new direct sales force is not yet offset by a corresponding increase in the amount of revenue and related operating income. We continue to believe that the direct sales force will lead to higher CSZ product revenue in future periods that will generate operating profits in excess of the costs for the direct sales team. Finally, the operating loss was higher during First Quarter 2018 as compared to First Quarter 2017 due mainly to the lower product revenues which could not be offset by a corresponding reduction in fixed costs.

Liquidity and Capital Resources

Cash and Cash Flows

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings. Based on its current operating plan, management believes cash and cash equivalents at March 31, 2018, together with cash flows from operating activities, and borrowing available under our credit agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisition or a number of smaller acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could adversely affect our future operations and business strategy.

The following table represents our cash and cash equivalents and short-term investments:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
	(In thousands)
Cash and cash equivalents at beginning of period	$103,172	$177,187
Cash from operating activities	5,590	49,880
Cash used in investing activities	(8,393)	(117,688)
Cash used in financing activities	(35,400)	(31,564)
Foreign currency effect on cash and cash equivalents	5,513	25,357
Cash and cash equivalents at end of period	$70,482	$103,172

Cash Flows From Operating Activities

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. The following table compares the cash flows from operating activities during First Quarter 2018 and First Quarter 2017:

	Three Months Ended March 31,
	2018	2017	Change
Operating Activities:	(In thousands)
Net income	$12,966	$25,402	$(12,436)
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,892	10,192	2,700
Deferred income taxes	(707)	676	(1,383)
Stock compensation	2,202	2,303	(101)
Defined benefit plan expense	298	(16)	314
Provision for doubtful accounts	41	(54)	95
Loss on sale of property and equipment	85	103	(18)
Net income before changes in operating assets and liabilities	27,777	38,606	(10,829)
Changes in operating assets and liabilities:
Accounts receivable	(9,691)	(13,900)	4,209
Inventory	1,903	(2,407)	4,310
Prepaid expenses and other assets	(4,881)	(6,492)	1,611
Accounts payable	1,290	1,094	196
Accrued liabilities	(10,808)	(38,237)	27,429
Net cash provided by (used in) operating activities	5,590	(21,336)	26,926

Cash provided by operating activities during First Quarter 2018 was $5.6 million, representing an increase of $26.9 million from cash used in operating activities during First Quarter 2017, which was $21.3 million. The following table highlights significant differences between the operating cash flows for the periods ending March 31, 2018 and 2017, respectively:

(In thousands)
Net cash used in operating activities during First Quarter 2017	$(21,336)
Decrease from lower net income before changes in operating assets and liabilities	(10,829)
Taxes paid related to the Reorganization	35,100
Other changes in working capital, net.	2,655
Net cash provided by operating activities during First Quarter 2018	$5,590

Net income before changes in operating assets and liabilities decreased due to lower gross margin, higher net research and development expense and higher selling, general and administrative expenses during First Quarter 2018 as compared to First Quarter 2017. These unfavorable effects to operating cash flows were offset by income tax payments related to the Reorganization during First Quarter 2017. Other changes in working capital, net primarily consist of favorable cash flows related to accounts receivable, prepaid expenses and other assets and unfavorable amounts related to inventory and accounts payable.

Working Capital

The following table illustrates changes in working capital during First Quarter 2018:

(In thousands)
Working capital at December 31, 2017	$289,754
U.S. Revolving Note repayment	(35,000)
Foreign currency effect on working capital	1,719
Account receivable	9,691
Adoption of ASU 2016-16	22,585
Adoption of ASU 2014-09	(4,105)
Other Items	(3,374)
Working capital at March 31, 2018	$281,270

Our working capital decreased due to the repayment of a portion of the U.S. Revolving Note outstanding balance, offset by three significant increases, including currency translation, an increase in accounts receivable and non-cash adjustments from the adoption of new accounting standard updates.  In March 2018, management repaid $35.0 million of the outstanding U.S. Revolving Note balance from cash repatriated from foreign subsidiaries. The currency impact of $1.7 million on working capital is mainly the result of the currency translation of working capital at our European subsidiaries. At March 31, 2018 the U.S. Dollar/European Euro exchange rate was $1.20 as compared with an exchange rate of $1.23 at December 31, 2017. Approximately 20% of our product revenues are generated in Europe. Working capital was also impacted by an increase in account receivable, which was driven by higher sales in March 2018 as compared to December 2017.  Our sales are typically lower in December each year due to temporary factory holiday shut-downs at our automotive customers. Lastly, working capital was impacted by the adoption of Accounting Standard Update 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” and Accounting Standard Update 2014-09, “Revenue from Contracts with Customers (Topic 606).”  See Note 2 to our consolidated condensed financial statements for information about these accounting standard updates and their impact on the Company’s consolidated financial statements.

Cash Flows From Investing Activities

Cash used in investing activities was $8.4 million during First Quarter 2018, reflecting purchases of property and equipment related to expansion of production capacity, including at our newest facilities in Mexico, Vietnam and Macedonia, and replacement of existing equipment.

Cash Flows From Financing Activities

Cash used in financing activities was $35.4 million during First Quarter 2018, reflecting payments of principal on the U.S. Revolving Note and the DEG China Loan (each as defined below) totaling $35.5 million in aggregate.  As of March 31, 2018, the total availability under the Revolving Note was $255.9 million. Cash was also paid for cancellations of restricted stock awards totaling $659 thousand.

Off-Balance Sheet Arrangements

We use letters of credit to guarantee our performance under specific construction contracts executed by our subsidiaries, GPT and CSZ.  The expiration dates of the letter of credit contracts coincide with the expected completion date of the contract.  Extensions are normally made if performance obligations continue beyond the expected completion date.  At March 31, 2018, we had outstanding letters of credit of $54 thousand, a decrease from $141 thousand at December 31, 2017.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $32.2 million and $29.3 million outstanding at March 31, 2018 and December 31, 2017, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We had copper commodity swap contracts with a notional value of $0 and $404 thousand outstanding at March 31, 2018 and December 31, 2017, respectively.

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

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of March 31, 2018 is set forth in Note 7 to the consolidated condensed financial statements included herein.

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

March 31, 2018

	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(In thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$492	$985	—	—	—	—	$1,477	$1,500
Fixed Interest Rate	4.25%	4.25%					4.25%
Variable Rate ($USD)	—	—	—	—	$94,000	—	$94,000	$94,000
Average Interest Rate					3.38%		3.38%
Fixed Rate ($USD)	$2,500	$2,500	$2,500	$2,500	$2,500	$1,250	$13,750	$13,700
Fixed Interest Rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%

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

March 31, 2018

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(In thousands except rate information)
$US functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount	$25,503	$4,075	—	—	—	—	$29,578	$1,158
Average Contract Rate	19.41	19.63					19.44
(Receive HUF/Pay EUR)
Total Contract Amount	$1,763	—	—	—	—	—	$1,763	$10
Average Contract Rate	314.08						314.08
(Receive CAD/Pay USD$)
Total Contract Amount	$856	—	—	—	—	—	$856	$(1)
Average Contract Rate	1.29						1.29
ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue recognition standard is expected to have an immaterial impact on our ongoing net income (loss), we did implement significant changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue recognition standard, new training, contract review requirements, and gathering of information provided for disclosures. See note 2 to our consolidated condensed financial statements for additional information regarding the adoption of the new accounting standard.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three or three months ended March 31, 2018.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.  You should carefully consider the risks and uncertainties described therein.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
10.1*	Amended and Restated Gentherm Incorporated Performance Bonus Plan		8-K		10.1	2/14/18
10.2	Amendment No. 2 to Rights Agreement by and between Gentherm Incorporated and Computershare Trust Company, N.A., dated as of March 5, 2018		8-K		4.1	3/5/18
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*   Indicates management contract or compensatory plan or arrangement

** Documents are furnished not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ PHILLIP EYLER
Phillip Eyler
Chief Executive Officer
(Duly Authorized Officer)

Date: April 27, 2018

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 27, 2018