Form 10-Q
period 2018-06-30
GENTHERM Inc
filed 2018-07-31
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At July 27, 2018, there were 36,462,906 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$65,357	$103,172
Accounts receivable, less allowance of $1,165 and $973, respectively	200,024	185,058
Inventory:
Raw materials	65,686	64,175
Work in process	13,251	16,139
Finished goods	39,426	41,095
Inventory, net	118,363	121,409
Derivative financial instruments	—	213
Prepaid expenses and other assets	62,828	51,217
Total current assets	446,572	461,069
Property and equipment, net	203,949	200,294
Goodwill	68,845	69,685
Other intangible assets, net	73,574	83,286
Deferred financing costs	811	936
Deferred income tax assets	82,762	30,152
Other non-current assets	13,500	37,983
Total assets	$890,013	$883,405
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$95,022	$89,596
Accrued liabilities	72,781	77,209
Current maturities of long-term debt	3,433	3,460
Derivative financial instruments	454	1,050
Total current liabilities	171,690	171,315
Pension benefit obligation	7,372	7,913
Other liabilities	7,422	2,747
Long-term debt, less current maturities	109,467	141,209
Deferred income tax liabilities	5,636	6,347
Total liabilities	301,587	329,531
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 36,400,971 and 36,761,362 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	252,740	265,048
Paid-in capital	15,838	15,625
Accumulated other comprehensive loss	(31,843)	(20,444)
Accumulated earnings	351,691	293,645
Total shareholders’ equity	588,426	553,874
Total liabilities and shareholders’ equity	$890,013	$883,405

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product revenues	$263,779	$243,378	525,668	$492,645
Cost of sales	189,308	165,060	372,652	329,176
Gross margin	74,471	78,318	153,016	163,469
Operating expenses:
Net research and development expenses	21,022	21,407	44,326	40,912
Selling, general and administrative expenses	31,641	31,775	65,368	62,581
Restructuring expenses	6,215	—	7,080	—
Total operating expenses	58,878	53,182	116,774	103,493
Operating income	15,593	25,136	36,242	59,976
Interest expense	(1,240)	(1,261)	(2,420)	(2,383)
Foreign currency gain (loss)	5,174	(13,251)	596	(14,580)
Other income	215	260	1,326	505
Earnings before income tax	19,742	10,884	35,744	43,518
Income tax expense	3,083	2,371	6,119	9,603
Net income	$16,659	$8,513	$29,625	$33,915
Basic earnings per share	$0.46	$0.23	$0.81	$0.92
Diluted earnings per share	$0.45	$0.23	$0.81	$0.92
Weighted average number of shares – basic	36,523	36,777	36,560	36,699
Weighted average number of shares – diluted	36,667	36,840	36,663	36,796

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$16,659	$8,513	29,625	$33,915
Other comprehensive income (loss), gross of tax:
Foreign currency translation adjustments (loss) gain	(22,994)	23,285	(11,253)	28,800
Unrealized (loss) gain on foreign currency derivative securities	(1,561)	815	551	3,775
Unrealized gain (loss) on commodity derivative securities	—	16	(218)	48
Other comprehensive (loss) income, gross of tax	$(24,555)	$24,116	(10,920)	$32,623
Other comprehensive income (loss), related tax effect:
Cumulative effect of accounting change due to ASU 2018-02	—	—	(40)	—
Foreign currency translation adjustments (loss) gain	(156)	(106)	(232)	(109)
Unrealized (loss) gain on foreign currency derivative securities	419	(219)	(148)	(1,014)
Unrealized gain (loss) on commodity derivative securities	—	(6)	(59)	(17)
Other comprehensive (loss) income, related tax effect	$263	$(331)	(479)	$(1,140)
Other comprehensive (loss) income, net of tax	$(24,292)	$23,785	(11,399)	$31,483
Comprehensive (loss) income	$(7,633)	$32,298	18,226	$65,398

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net income	$29,625	$33,915
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,823	21,191
Deferred income taxes	(1,799)	(2,278)
Stock compensation	4,063	4,761
Defined benefit plan expense	(103)	94
Provision of doubtful accounts	204	6
Loss on sale of property and equipment	2,156	249
Changes in operating assets and liabilities:
Accounts receivable	(17,469)	(6,949)
Inventory	1,631	1,149
Prepaid expenses and other assets	(12,094)	(5,147)
Accounts payable	10,540	(2,932)
Accrued liabilities	(10,034)	(37,944)
Net cash provided by operating activities	32,543	6,115
Investing Activities:
Proceeds from the sale of property and equipment	698	34
Final payment for acquisition of subsidiary, net of cash acquired	(15)	(2,000)
Purchases of property and equipment	(22,138)	(25,750)
Net cash used in investing activities	(21,455)	(27,716)
Financing Activities:
Borrowing of debt	15,000	—
Repayments of debt	(46,742)	(8,428)
Cash paid for the cancellation of restricted stock	(882)	(1,100)
Proceeds from the exercise of Common Stock options	4,966	2,061
Repurchase of Common Stock	(20,241)	(53)
Net cash used in financing activities	(47,899)	(7,520)
Foreign currency effect	(1,004)	16,111
Net decrease in cash and cash equivalents	(37,815)	(13,010)
Cash and cash equivalents at beginning of period	103,172	177,187
Cash and cash equivalents at end of period	$65,357	$164,177
Supplemental disclosure of cash flow information:
Cash paid for taxes	$18,100	$58,831
Cash paid for interest	$2,608	$2,190
Supplemental disclosure of non-cash transactions:
Common Stock issued to Board of Directors and employees	$2,419	$2,229

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

New Strategic Plan

On June 25, 2018, Gentherm announced a new strategic plan intended to improve business performance and position the Company to deliver above-market growth and improved profitability to its shareholders. An important element of the strategy is the Fit-for-Growth initiative that focuses on purchasing excellence, rationalization of research and development activities, reducing selling, general and administrative expense, minimization or elimination of investments in non-core areas and developing a manufacturing footprint commensurate with the new plan. Non-core areas of investment so far identified under the Fit-for-Growth initiative are concentrated in the following areas of Gentherm’s industrial segment: California Advanced Research and Development, Gentherm Global Power Technologies (GPT) and Cincinnati Sub Zero’s Industrial Chamber business (CSZ-IC).

The strategy also identified several product categories the Company will exit, including furniture, aviation, battery management electronics, industrial battery packs, automotive thermoelectric generators and other non-core electronics.

Fit-for-Growth

The Fit-for-Growth cost savings initiative began in January 2018. Consultant costs associated with the initiative, some of which were incurred during the first quarter of 2018, were reported in restructuring expenses for both the three and six-month periods ended June 30, 2018.  The total amount of consultant costs incurred during the six-month period ended June 30, 2018 is $1,499.  We expect to incur an additional $840 in consultant costs during the second half of 2018.

Gentherm recognized $1,737 in one-time employee termination costs in restructuring expenses pertaining to Fit-for-Growth during the three and six-months ended June 30, 2018. Management cannot reasonably estimate the total amount of employee termination costs expected to be incurred from implementing Fit-for-Growth. Lastly, management recognized $11 in contract termination costs in restructuring expenses and does not anticipate additional contract termination costs in the future from implementing Fit-for-Growth.

Advanced Research and Development Rationalization and Site Consolidation

In June, Gentherm completed a sale of its battery management systems division located in Irvine, California.  A loss on the sale of $1,107 was recognized in restructuring expenses during the three and six-month periods ended June 30, 2018.

Gentherm also initiated a plan to consolidate advanced research and development operations, including the closure of two leased facilities located in Azusa, California. One of these facilities was vacated in June; the other facility is expected to be vacated at the end of the 2018 third quarter. During the three and six-month periods ended June 30,2018, Gentherm recognized $435 in contract termination costs in restructuring expenses related to the vacated facility, and expects to incur an additional $537 in contract termination costs related to the second facility during the third quarter.

Gentherm recognized $881 in one-time employee termination costs in restructuring expenses for employees whose termination was effective on or before June 30, 2018.  We expect to incur $166 in additional one-time employee termination costs for employees whose termination benefits are contingent on a continuation of service through October 2018.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 1 – The Company and Subsequent Events – Continued

Lastly, during the three and six-month periods ended June 30, 2018, Gentherm recognized $1,200 in restructuring expenses for the disposal of long-lived assets controlled and used in Azusa, California. We do not expect to incur additional asset disposal costs from our exit from Azusa, California.

GPT and CSZ-IC

Gentherm is in the early stages of developing a program to identify potential buyers for GPT and CSZ-IC. For the six-month period ended June 30, 2018, Gentherm recognized $210 in one-time employee termination costs in restructuring expenses relating to the planned divestitures. An estimate of the total cost expected from the divestitures could not be determined as of June 30, 2018.

Restructuring Liability

A reconciliation of the beginning and ending restructuring liability is as follows:

	One-Time Employee Termination Benefit Costs	Contract Termination Costs	Consulting Costs	Asset Disposal Costs	Total
Six Months Ended June 30, 2018
Balance, beginning of period	$—	$—	$—	$—	$—
Additions, charged to costs	2,828	446	1,499	2,307	7,080
Payments and impairments	(1,951)	(18)	(867)	(2,307)	(5,143)
Balance, end of period	$877	$428	$632	$—	$1,937

The cumulative amount of restructuring expenses incurred and recognized in the automotive and industrial segments during the six months ended June 30, 2018 was $3,247 and $3,833, respectively.  See Note 5 to our consolidated condensed financial statements for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income.

U.S. Tax Reform

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017.  The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on all offshore earnings that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  As of December 31, 2017, and in accordance with guidance provided by Staff Accounting Bulletin No. 118 (SAB 118), the Company had not completed its accounting for the tax effects of the Tax Act; however, in certain cases, as described below the Company made a provisional estimate of the effects on our existing deferred tax balances and the one-time transition tax.  For the year ended December 31, 2017, the provision for income taxes includes a provisional income tax expense of $20,153 related to items for which the Company was able to determine a reasonable estimate.  For the six-month period ended June 30, 2018, there have been no changes to the provisional income tax expenses booked in 2017. In all cases, we will continue to make and refine our calculations as additional analysis is completed.  In addition, the Company’s estimates may be affected as additional regulatory guidance is issued with respect to the Tax Act.  Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined, but in any event, no later than the fourth quarter of 2018, in accordance with SAB 118.

Deferred tax assets and liabilities

The Company remeasured its U.S. deferred tax assets and liabilities at 21%.  However, the Company is still analyzing certain aspects of the Tax Act and refining the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  In the year ended December 31, 2017, the provision for income taxes included provisional income tax expense of $5,808 related to the remeasurement of deferred tax balances. For the six-month period ended June 30, 2018, there have been no changes to the provisional income tax expenses in 2017.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 1 – The Company and Subsequent Events – Continued

Transition Tax on Deferred Foreign Earnings

The one-time transition tax is based on the Company’s post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes.  In the year ended December 31, 2017, the provision for income taxes included provisional income tax expense of $23,923 related to the one-time transition tax liability of the Company’s foreign subsidiaries.  The Company has not completed its calculation of the total post-1986 E&P for these foreign subsidiaries.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount may change when the Company finalizes the calculation of post-1986 E&P previously deferred from U.S. income taxes and the amounts held in cash or other specified assets.  For the six-month period ended June 30, 2018, there have been no changes to the provisional income tax expenses booked in 2017. A benefit of $9,578 was included in the provision for income taxes for the year-ended December 31, 2017 to offset the one-time transition tax related to the previous deferred tax liability that existed for the undistributed foreign earnings that were not permanently reinvested.  For the three and six-month periods ended June 30, 2018, there have been no changes to the provisional income tax benefit booked in 2017 related to this item. However, we continue to recognize a deferred tax liability related to foreign withholding tax that will be incurred for undistributed foreign earnings that are not permanently reinvested.

Subsequent Events

We have evaluated subsequent events through the date that our consolidated condensed financial statements are issued.  No events have taken place that meet the definition of a subsequent event requiring adjustments to or disclosures in this Form 10-Q.

Note 2 – Basis of Presentation and New Accounting Pronouncements

Accounting Principles

Our unaudited consolidated condensed financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the audited annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2017 was derived from audited annual consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain reclassifications of prior year’s amounts have been made to conform with the current year’s presentation. Notably, results from asset disposals during the six-month period ended June 30, 2017 were reclassified from other income to cost of sales. Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Consolidation

The consolidated financial statements at June 30, 2018 and December 31, 2017 and for the six-month period ended June 30, 2018 and 2017, reflect the consolidated financial position and consolidated operating results of the Company. Investments in affiliates in which Gentherm would not have control, but would have the ability to exercise significant influence over operating and financial policies, would be accounted for under the equity method. Investment for which Gentherm is not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method. Intercompany accounts have been eliminated in consolidation.

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

Industrial Revenues

Our industrial business unit generates revenue from the sale of products and services by our wholly-owned subsidiaries Cincinnati Sub-Zero (“CSZ”) and GPT. Industrial business unit revenues and medical business unit revenues discussed below are reported within the Company’s industrial reportable segment (see Note 5). Industrial business unit customers commonly enter into multiple-element agreements for the purchase of products and services.  Installation services, for example, are separate and distinct performance obligations that are often included in contracts to purchase customized environmental test chambers. Depending on the application, delivery of an environmental test chamber or remote power generation system to the customer’s place of business can range from two weeks to nine months from commencement of the contract. Installation services, while reliant on the specifications and timing from the customer, rarely remain incomplete more than two months after delivery.

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

Activity in the allowance for doubtful accounts was as follows:

Six Months Ended June 30, 2018
Balance, beginning of period	$973
Additions charged to costs	615
Recoveries recognized in costs	(411)
Currency impact	$(12)
Balance, end of period	$1,165

Most of Gentherm’s unearned revenue pertains to LTAs containing a material right. In the early periods of an LTA containing a material right, when payments collected from the customer are greater than the standalone selling price of the production parts, revenue associated with the material right is deferred. In future periods, when amounts collected from customers as payment is less than the standalone selling price of the production parts delivered, the deferred revenue is reversed into revenue. For LTAs containing a material right and, thus, the timing of revenue recognition is likely to differ from the timing of invoicing to customer, the aggregate amount of transaction price allocated to material rights that remain unsatisfied as of June 30, 2018 is $2,681. We expect to recognize into revenue, 33% of this balance in the next 12 months, and the remaining 52%, 11% and 4% in 2019, 2020 and 2021, respectively.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

The total amount of unearned revenue associated with environmental chamber and remote power system contracts, including environmental chamber contracts that include a separate obligation to provide installation, as of June 30, 2018 is $3,087.  This entire balance is expected to be recognized into revenue during the next 12 months.

See Note 10 for information regarding the unearned revenue associated with these arrangements, including unearned revenue by segment and amounts recognized into revenue during the most recent six-month period ending June 30, 2018.

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

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 was developed to enable financial statement users a better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principal is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. Issuers are to use a five-step contract review model to ensure revenue is measured, recognized, and disclosed in accordance with this principle. The FASB issued several amendments to the update, including a one-year deferral of the original effective date, and new methods for identifying performance obligations that are intended to reduce the cost and complexity of compliance.

We adopted ASU 2014-09 and related amendments effective January 1, 2018 using the cumulative catch-up transition method, which required us to disclose the cumulative effect of initially applying the update recognized at the date of initial application. We elected to apply the guidance in ASU 2014-09 to contracts that were not completed at January 1, 2018.

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

The amount by which each financial statement line item was affected by application of ASU 2014-09 and related amendments during the three and six-month periods ended June 30, 2018 is as follows:

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Basis of Presentation and New Accounting Pronouncements – Continued

	Revenue Based on Previously Effective Guidance	New Revenue Standard Adjustment	Revenue Based on New Revenue Standard
Three Months Ended June 30, 2018
Product revenues	$263,058	$721	$263,779
Income tax expense	3,232	(149)	3,083
Net income	16,087	572	16,659
Basic earnings per share	0.44	0.02	0.46
Diluted earnings per share	0.44	0.02	0.45
Six Months Ended June 30, 2018
Product revenues	$524,267	$1,401	$525,668
Income tax expense	6,409	(290)	6,119
Net income	28,514	1,111	29,625
Basic earnings per share	0.78	0.03	0.81
Diluted earnings per share	0.78	0.03	0.81

	Revenue Based on Previously Effective Guidance	New Revenue Standard Adjustment	Revenue Based on New Revenue Standard
Balance Sheet June 30, 2018
Accounts receivable, net of allowance for doubtful accounts	$200,024	$—	$200,024
Accrued liabilities	$70,100	$2,681	$72,781
Unearned Revenue	$3,087	$2,681	$5,768
Deferred income taxes, net	$76,578	$548	$77,126
Accumulated earnings	$353,824	$(2,133)	$351,691

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

ASU 2016-16 is effective for fiscal years and interim periods beginning after December 15, 2017.  The amendments in ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to accumulated earnings as of the beginning of the period of adoption.  We adopted ASU 2016-16 and related amendments effective January 1, 2018 on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of such adoption date. As a result of the amendments in ASU 2016-16, a favorable adjustment of $31,645 was recorded directly to retained earnings during the six-month period ending June 30, 2018.  The new deferred tax assets will be recognized ratably over the useful life the applicable assets.

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

Tax Act

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of deemed return on tangible assets of foreign corporations. During the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost.

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

Results of operations for Etratech are included in the Company’s consolidated condensed financial statements beginning November 1, 2017.  Etratech contributed $15,201 and $30,389 in product revenues and $678 and $426 in net income for the three and six-month periods ended June 30, 2018, respectively.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 3 – Etratech Acquisition – Continued

Purchase Price Allocation

The purchase price of $65,009, net of cash acquired of $670, has been allocated to the values of assets acquired and liabilities assumed as of November 1, 2017.  The purchase price allocation was finalized March 31, 2018. The purchase price allocation as of November 1, 2017 was as follows:

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

Supplemental Pro Forma Information

The unaudited pro forma combined historical results including the amounts of Etratech revenue and earnings that would have been included in the Company’s consolidated statements of income had the acquisition date been January 1, 2017 is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Product revenues	$257,526	$519,476
Net income	$9,072	$34,846
Basic earnings per share	$0.25	$0.95
Diluted earnings per share	$0.25	$0.95

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 3 – Etratech Acquisition – Continued

Intangible assets, net consisted of the following (balances are lower as of June 30, 2018 than as of November 1, 2017, the acquisition date, due to fluctuations in foreign currency exchange rates totaling $1,027):

	June 30, 2018
	Gross Value	Accumulated Amortization	Net Value	Useful Life
Customer relationships	$24,006	$1,378	$22,628	8 -12 yrs
Technology	8,329	1,084	7,245	5 -6 yrs
Total	$32,335	$2,462	$29,873

Amortization expenses of $889 and $1,847 during the three and six months ended June 30, 2018, respectively, were recognized in our consolidated condensed statement of income as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Product revenues	$498	$1,034
Cost of sales	391	813

Amortization expense for the prospective five years is expected to be as follows:

July 1, 2018 through December 31, 2018	$1,844
2019	$3,688
2020	$3,688
2021	$3,627
2022	$3,208
2023	$2,546

Property, Plant & Equipment

Property and equipment consist of the following:

Asset category	Useful life	Amount
Leasehold improvements	10 yrs	$342
Machinery and equipment	4-11 yrs	5,248
Furniture and fittings	4 yrs	230
Motor vehicles	3 yrs	25
Computer hardware and software	1 yrs	360

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

The following summarizes the Common Stock included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average number of shares for calculation of basic EPS	36,523,742	36,776,545	36,560,193	36,698,618
Stock options under equity incentive plans	143,257	63,826	103,033	97,550
Weighted average number of shares for calculation of diluted EPS	36,666,999	36,840,371	36,663,226	36,796,168

The following table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options under equity incentive plans	1,530,000	1,857,284	1,742,500	1,857,284

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

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three and six-month periods ended June 30, 2018 and 2017. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of June 30, 2018, goodwill assigned to our Automotive and Industrial segments were $38,072 and $30,773, respectively. As of June 30, 2017, goodwill assigned to our Automotive and Industrial segments were $22,724 and $30,773, respectively.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Segment Reporting – Continued

Three Months Ended June 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2018:
Product revenues	$240,823	$22,956	$—	$263,779
Depreciation and amortization	10,970	1,301	660	12,931
Restructuring expenses	2,529	3,686	—	6,215
Operating income (loss)	37,240	(7,881)	(13,766)	15,593
2017:
Product revenues	$215,812	$27,566	$—	$243,378
Depreciation and amortization	9,048	1,288	663	10,999
Operating income (loss)	40,066	(2,719)	(12,211)	25,136

Six Months Ended June 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2018:
Product revenues	$480,842	$44,826	$—	$525,668
Depreciation and amortization	21,779	2,652	1,392	25,823
Restructuring expenses	3,247	3,833	—	7,080
Operating income (loss)	78,404	(14,561)	(27,601)	36,242
2017:
Product revenues	$437,645	$55,000	$—	$492,645
Depreciation and amortization	17,179	2,706	1,306	21,191
Operating income (loss)	90,743	(5,134)	(25,633)	59,976

Total product revenues information by geographic area is as follows:

	Three Months Ended June 30,
	2018		2017
United States	$123,512	47%	$114,141	47%
China	24,927	9%	19,962	8%
Germany	23,626	9%	17,694	7%
South Korea	15,783	6%	17,754	7%
Japan	13,275	5%	13,093	5%
Canada	12,590	5%	11,113	5%
Czech Republic	11,106	4%	9,944	4%
United Kingdom	8,467	3%	8,439	4%
Mexico	4,848	2%	5,322	2%
Other	25,645	10%	25,916	11%
Total Non-U.S.	140,267	53%	129,237	53%
	$263,779	100%	$243,378	100%

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Segment Reporting – Continued

	Six Months Ended June 30,
	2018		2017
United States	$243,862	46%	$233,664	47%
China	49,131	9%	40,427	8%
Germany	45,988	9%	35,562	7%
South Korea	29,605	6%	34,145	7%
Japan	26,848	5%	27,376	6%
Canada	25,703	5%	22,042	5%
Czech Republic	22,821	4%	20,651	4%
United Kingdom	19,312	4%	18,107	4%
Mexico	11,146	2%	10,692	2%
Other	51,252	10%	49,979	10%
Total Non-U.S.	281,806	54%	258,981	53%
	$525,668	100%	$492,645	100%

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

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (1.91% at June 30, 2018) plus 0.50%, Bank of America’s prime rate (5.0% at June 30, 2018), or a one-month Eurocurrency rate (0.00% at June 30, 2018) plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (2.09% at June 30, 2018).  All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

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

Undrawn borrowing capacity under the U.S. Revolving Note was $250,934 as of June 30, 2018. The following table summarizes the Company’s debt at June 30, 2018 and at December 31, 2017.

	June 30, 2018		December 31, 2017
	Interest Rate	Principal Balance	Principal Balance
Credit Agreement:
Revolving Note (U.S. Dollar Denominations)	3.59%	$99,000	$129,000
DEG China Loan	4.25%	1,400	1,919
DEG Vietnam Loan	5.21%	12,500	13,750
Total debt		112,900	144,669
Current portion		(3,433)	(3,460)
Long-term debt, less current maturities		$109,467	$141,209

The scheduled principal maturities of our debt as of June 30, 2018 are as follows:

Year	Revolving Note (U.S. Dollar)	DEG China Note	DEG Vietnam Note	Total
Remainder of 2018	$—	$467	$1,250	$1,717
2019	—	933	2,500	3,433
2020	—	—	2,500	2,500
2021	99,000	—	2,500	101,500
2022	—	—	2,500	2,500
2023	—	—	1,250	1,250
Total	$99,000	$1,400	$12,500	$112,900

Principal outstanding under the U.S. Revolving Note will be due and payable in full on March 17, 2021. As of June 30, 2018, we were in compliance, in all material respects, with all terms as outlined in the Credit Agreement, DEG China Loan and DEG Vietnam Loan.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $22,397 and $29,273 outstanding as of June 30, 2018 and December 31, 2017, respectively.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 7 – Derivative Financial Instruments – Continued

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We had copper commodity swap contracts with a notional value of $0 and $404 outstanding at June 30, 2018 and December 31, 2017, respectively.

We do not enter into derivative financial instrument arrangements for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income (loss) in the consolidated condensed balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income (loss) is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated condensed statements of income. See Note 9 for unrealized gains (losses) associated with derivatives reported in accumulated other comprehensive income as of December 31, 2017 that was reclassified into earnings during 2018. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of June 30, 2018 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$—	Current liabilities	$(454)	$(454)

         Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

	Location	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Foreign currency derivatives	Cost of sales	$(524)	$351	$(605)	$(121)
	Selling, general and administrative	22	—	75	(216)
	Other comprehensive income	(1,561)	815	551	3,775
	Foreign currency (loss) gain	10	(20)	47	(77)
Total foreign currency derivatives		$(2,053)	$1,146	68	$3,361
Commodity derivatives	Cost of sales	$—	$10	145	$29
	Other comprehensive income	—	16	(218)	48
Total commodity derivatives		$—	$26	(73)	$77

We did not incur any hedge ineffectiveness during the three and six-month periods ended June 30, 2018 and 2017.

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

Except for derivative instruments (see Note 7), pension liabilities, pension plan assets and a corporate owned life insurance policy, the Company had no material financial assets and liabilities that are carried at fair value at June 30, 2018 and December 31, 2017. The carrying amounts of financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short maturity of such instruments. The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).

As of June 30, 2018 and December 31, 2017, the carrying values of the Credit Agreement indebtedness were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).  Discount rates used to measure the fair value of the DEG Vietnam Loan and DEG China Loan are based on quoted swap rates.  As of June 30, 2018, the carrying values of the DEG Vietnam Loan and DEG China Loan was $12,500 and $1,400, respectively, as compared to an estimated fair value of $12,200 and $1,400, respectively. As of December 31, 2017, the carrying value of the DEG Vietnam Loan and DEG China Loan was $13,750 and $1,919, respectively, as compared to an estimated fair value of $13,600 and $2,000, respectively.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of June 30, 2018 and December 31, 2017, the Company did not realize any changes to the fair value of these assets due to the non-occurrence of events or circumstances that could negatively impact their recoverability.

Note 9 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the three and six-month periods ended June 30, 2018 and June 30, 2017 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at March 31, 2018	$(2,406)	$(5,890)	$745		$(7,551)
Other comprehensive income (loss) before reclassifications	—	(22,994)	(1,392)		(24,386)
Income tax effect of other comprehensive income before reclassifications	—	(156)	374		218
Amounts reclassified from accumulated other comprehensive income into net income (loss)	—	—	(169)	a	(169)
Income taxes reclassified into net income (loss)	—	—	45		45
Net current period other comprehensive income (loss)	—	(23,150)	(1,142)		(24,292)
Balance at June 30, 2018	$(2,406)	$(29,040)	$(397)		$(31,843)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 9 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss) – Continued

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at March 31, 2017	$(2,550)	$(60,250)	$262		$1,145		$(61,393)
Other comprehensive income (loss) before reclassifications	—	23,285	28		1,092		24,405
Income tax effect of other comprehensive income (loss) before reclassifications	—	(106)	(10)		(293)		(409)
Amounts reclassified from accumulated other comprehensive (income) loss into net income	—	—	(12)	a	(277)	a	(289)
Income taxes reclassified into net income	—	—	4		74		78
Net current period other comprehensive income	—	23,179	10		596		23,785
Balance at June 30, 2017	$(2,550)	$(37,071)	$272		$1,741		$(37,608)

(a)The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2017	$(2,366)	$(17,555)	$277		$(800)		$(20,444)
Cumulative effect of accounting change due to adoption of ASU 2018-02	(40)	—	—		—		(40)
Other comprehensive income (loss) before reclassifications	—	(11,253)	—		462		(10,791)
Income tax effect of other comprehensive income before reclassifications	—	(232)	—		(124)		(356)
Amounts reclassified from accumulated other comprehensive income into net income (loss)	—	—	(218)	a	89	a	(129)
Income taxes reclassified into net income (loss)	—	—	(59)		(24)		(83)
Net current period other comprehensive income (loss)	(40)	(11,485)	(277)		403		(11,399)
Balance at June 30, 2018	$(2,406)	$(29,040)	$—		$(397)		$(31,843)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 9 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss) – Continued

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2016	$(2,550)	$(65,762)	$241		$(1,020)		$(69,091)
Other comprehensive income (loss) before reclassifications	—	28,800	78		2,965		31,843
Income tax effect of other comprehensive income before reclassifications	—	(109)	(28)		(796)		(933)
Amounts reclassified from accumulated other comprehensive income into net income (loss)	—	—	(30)	a	810	a	780
Income taxes reclassified into net income (loss)	—	—	11		(218)		(207)
Net current period other comprehensive income (loss)	—	28,691	31		2,761		31,483
Balance at June 30, 2017	$(2,550)	$(37,071)	$272		$1,741		$(37,608)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

We expect all of the existing gains and losses related to foreign currency derivatives and commodity derivatives reported in accumulated other comprehensive income as of June 30, 2018 to be reclassified into earnings during the next twelve months. See Note 7 for additional information about derivative financial instruments and the effects from reclassification to net income.

Note 10 – Unearned Revenue

Unearned revenue by segment was as follows:

	June 30, 2018	December 31, 2017
Automotive	$2,681	$—
Industrial	3,087	4,889
Total	$5,768	$4,889

Changes in unearned revenue were as follows:

Six Months Ended June 30, 2018
Balance, beginning of period	$4,889
Additions to unearned revenue	10,456
Reclassified to revenue	(9,551)
Currency Impacts	(26)
Balance, end of period	$5,768

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to execute our new strategic plan, our ability to finance sufficient working capital, the amount of availability under our credit agreement and other indebtedness, our ability to continue to maintain or increase sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs.  Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the consolidated condensed financial statements. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof or as of the date specified and are based on management’s current expectations and beliefs.  Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2017, and subsequent reports filed with or furnished to the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements.  Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

New Strategic Plan

On June 25, 2018, Gentherm announced a new strategic plan intended to improve business performance and position the company to deliver above-market growth and improved profitability to its shareholders. An important element of the strategy is the Fit-for-Growth initiative that focuses on purchasing excellence, rationalization of research and development activities and expenses, reducing selling, general and administrative expense, minimization or elimination of investments in non-core areas and developing a manufacturing footprint commensurate with the new plan. Non-core areas of investment so far identified under the Fit-for-Growth initiative are concentrated in the following areas of Gentherm’s industrial segment: California Advanced Research and Development, Gentherm Global Power Technologies (GPT) and Cincinnati Sub Zero’s Industrial Chamber business (CSZ-IC).

The strategy also identified several product categories the Company will exit, including furniture, aviation, battery management electronics, industrial battery packs, automotive thermoelectric generators and other non-core electronics.

See Note 1 to our consolidated condensed financial statements for information about our Fit-for-Growth initiative, related cost savings and related restructuring costs.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. See Note 2 to our consolidated condensed financial statements for information about critical accounting policies, accounting standard updates adopted during the six-month period ended June 30, 2018 and their impact on the Company’s consolidated financial statements, and recently issued accounting policies not yet adopted.

Results of Operations Second Quarter 2018 Compared with Second Quarter 2017

Product Revenues. Product revenues for the three-month period ended June 30, 2018 (“Second Quarter 2018”) were $263.8 million compared with product revenues of $243.4 million for the three-month period ended June 30, 2017 (“Second Quarter 2017”), an increase of $20.4 million, or 8%.  Higher product revenues in the automotive segment, which increased by $25.0 million, or 12%, to $240.8 million, were partially offset by lower industrial segment product revenues which decreased by $4.6 million, or 17%, to $23.0 million.  The higher automotive segment sales included $15.2 million related to Etratech and a favorable effect from currency translation of $6.5 million. Etratech was acquired on November 1, 2017 and therefore no product revenue was reported for Etratech during Second Quarter 2017. On a pro-forma basis, Etratech revenue increased more than 7%.

Without the benefit of the currency translation and adjusting for the Etratech acquisition, automotive segment product revenue would have increased by 2%. This increase occurred despite lower automotive production volumes in North America, our most important geographic market.  These increases were partially offset by annual price reductions totaling $6.5 million and from a lower average selling price of climate controlled seats (“CCS”) resulting from certain vehicle programs changing technologies from the higher priced active cooling application to heated and ventilated seating technology. In North America, which represented approximately 47% of our automotive revenue during Second Quarter 2018, automotive production decreased by 2.5% during Second Quarter 2018.  Lower production significantly impacted two important customers in Second Quarter 2018.  Automotive production at Ford, representing 11% of our product revenues, was down more than 13% in North America and production for Hyundai, representing 8% of our product revenues, was down by 5% in Korea and down 10% in North America.  These lower production volumes disproportionately impacted our CCS products more than our other products. All of our other automotive products had higher revenue despite the weak production volumes.  Battery Thermal Management products (“BTM”), which includes the actively cooled version launched this year, grew by $4.6 million, or 170%, to $7.2 million due to the launch of the second vehicle program with actively cooled BTM on the Jeep Wrangler in addition to the first ever actively cooled BTM launched on the Mercedes S-Class during the 2018 first quarter.  Other programs showing significant growth included Steering Wheel Heaters which increased by $3.0 million, or 21% to $17.5 million, automotive cable systems which grew by $3.7 million, or 17%, to $25.6 million and automotive seat heaters which grew by $6.4 million, or 9%, to $80.2 million.  On a combined basis all automotive product revenue, adjusting for currency translation and the Etratech acquisition and excluding CCS, grew by nearly 10%.

Product revenues from Gentherm Global Power Technologies (“GPT”), included in the industrial segment, totaled $5.2 million which represented a decrease of $2.3 million, or 31%.  This decrease was mainly due to significantly lower custom project revenue. Custom projects, which typically represent more than 50% of GPT’s product revenue, tend to vary significantly period-to-period due to timing of the relatively large per unit revenue.  Revenue for Cincinnati Sub-Zero Products, LLC (“CSZ”) during Second Quarter 2018 was $17.8 million, representing a decrease of $2.3 million, or 11%.  This decrease was mainly due to lower product revenue on climate testing chambers offset partially by higher product revenues of medical products.  The climate chamber product revenue decrease of $2.7 million, or 20%, was primarily due to unusually high product revenues during Second Quarter 2017 which benefited from the shipment of several large custom projects.  CSZ’s medical product revenues increased by $386 thousand, or 5%, during the Second Quarter 2018.

Cost of Sales. Cost of sales increased to $189.3 million during Second Quarter 2018 from $165.1 million during Second Quarter 2017. This increase of $24.2 million, or 15%, was due to the higher product revenue and a lower gross margin percentage.  The gross margin percentage during Second Quarter 2018 decreased to 28.2% from 32.2% during Second Quarter 2017 primarily due to changes in product mix, timing differences between annual customer price decreases compared to supplier cost reductions, lower margin on BTM associated with the launch phase of the new actively cooled technology programs and the lower margin of Etratech, partially offset by fixed cost leverage from higher unit volume.  An unfavorable shift in product mix largely was due to lower sales for higher margin products including CCS and GPT.  Annual price reductions start in the first quarter and are expected to be offset by lower supplier and other costs as those programs begin to take effect throughout the year.  The new actively cooled battery thermal management product being launched in our Macedonia facility is anticipated to generate annual revenue in the range of $50 to $60 million but is still in the early phase with only $4.5 million in product revenues during the Second Quarter 2018.  Lower gross margin on this product during this period is due to launch related expenses and higher fixed overhead costs, including depreciation expense, being incurred in anticipation for the much higher expected volumes.  We expect that higher revenues of BTM units will offset these expenses in future periods.

On July 6, 2018, tariffs announced by the Office of the United States Trade Representative (USTR) under the Section 301 Action went into effect. All items identified as classified under the Harmonized Tariff Schedule of the United States (HTSUS) with a country of origin of China are subject to a 25% duty upon importation into the United States. Gentherm purchases raw material components, including products manufactured in our China facilities, that are subject to the tariff.  As a result, we estimate higher raw material expenses ranging from $3 to $5 million during the second half of 2018. This estimate includes the 25% duty effecting identified items under HTSUS, plus an additional 10% duty on a second statement of goods that has been proposed but has not gone into effect. We are working with our suppliers and customers to mitigate the impact from these tariffs to the Company’s operating results.

Net Research and Development Expenses. Net research and development expenses were $21.0 million during Second Quarter 2018 compared to $21.4 million in Second Quarter 2017, a decrease of $385 thousand, or 2%. Higher research and development reimbursements totaling $3.0 million was partially offset by higher research and development expenses.  These increased expenses were primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  The increase also included approximately $712 thousand in foreign currency translation and the net research and development expenses of Etratech totaling $630 thousand.  New product development included automotive cooled storage devices, automotive interior thermal management devices, medical thermal management devices, battery thermal management devices, battery management systems, advanced automotive electronics solutions and other potential products. We expect that the new strategy announced on June 25, 2018 will result in a decrease in research and development expenses and a reallocation of certain resources to products that meet the requirements of the new focused growth strategy.

Research and development reimbursement totaled $4.6 million during Second Quarter 2018 and $1.6 million during Second Quarter 2017.  This increase was mainly attributable to development expense reimbursements paid by customers for products launched during the period and the addition of Etratech.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $31.6 million during Second Quarter 2018, a decrease of $134 thousand from $31.8 million during Second Quarter 2017.  Increases in selling, general and administrative expenses associated with the acquisition of Etratech totaling $1.3 million, mark-to-market adjustments on cash settled stock options totaling $889 thousand and foreign currency translation totaling $392 thousand, were more than offset by lower expenses associated with the early cost reduction activities of the Company’s new strategic initiatives.

Foreign currency gain (loss).  During Second Quarter 2018 we incurred a net foreign currency gain of $5.2 million which included a net realized gain of $632 thousand and a net unrealized gain of $4.5 million.  The unrealized gain is primarily the result of holding significant amounts of U.S. Dollar (“USD”) cash at our subsidiaries in Europe which have the European Euro (“EUR”) as the functional currency and due to certain intercompany relationships between these European subsidiaries and our U.S. based companies.  During Second Quarter 2018, the USD strengthened relative to the EUR.  If the USD begins weakening, we will likely have unrealized currency losses whereas if the USD continues to strengthen we will likely have additional unrealized gains.  Second Quarter 2017, we had a foreign currency loss of $13.3 million.  In comparison to Second Quarter 2017, the foreign currency impact in Second Quarter 2018 was lower due to a smaller change in currency exchange rates during Second Quarter 2018 as compared to Second Quarter 2017.

Income Tax Expense. We recorded an income tax expense of $3.1 million during Second Quarter 2018 representing an effective tax rate of 16% on earnings before income tax of $19.7 million.  During Second Quarter 2017, we recorded an income tax expense of $2.4 million on earnings before tax of $10.9 million, or 22%. The effective tax rate for Second Quarter 2018 differed from the Federal statutory rate of 21% primarily due to the impact of discrete adjustments, including favorable excess tax benefits on stock option exercises and certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions which were partially offset by the international provisions from the U.S. tax reform, such as global intangible low-tax income (“GILTI”), enacted in December 2017.  The effective tax rate for Second Quarter 2017 was lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Industrial Segment Operating Loss. The Industrial segment, which includes CSZ, GPT and our advanced research and development activities, reported an operating loss totaling $7.9 million and $2.7 million during Second Quarter 2018 and Second Quarter 2017, respectively. We incurred these losses for several reasons. First, the advanced research and development activities, the total cost for which were $3.1 million and $3.3 million, during Second Quarter 2018 and Second Quarter 2017, respectively, are focused on products and technologies that are currently not generating product revenues.  Second, in conjunction with the Fit-for-Growth initiative, some of these advanced research and development activities have been curtailed or ceased and a process has been started to consolidate our advanced research facilities into few locations.  These changes are expected to lead to lower spending rates in future periods.  Because of this, the industrial segment operating loss included a portion of the restructuring charge totaling $3.7 million.  We expect that the remaining advanced technology projects will generate profitable revenue in future periods.  Next, CSZ’s $1.2 million of expenses associated with a new direct sales force is not yet fully offset by a corresponding increase in the amount of revenue and related operating income. We continue to believe that the direct sales force will lead to higher CSZ product revenue in future periods that will generate operating profits in excess of the costs for the direct sales team.

Results of Operations First Half 2018 Compared with First Half 2017

Product Revenues. Product revenues for the six-month period ended June 30, 2018 (“First Half 2018”) were $525.7 million compared with product revenues of $492.6 million for the six-month period ended June 30, 2017 (“First Half 2017”), an increase of $33.0 million, or 7%.  Higher product revenues in the automotive segment which increased by $44.2 million, or 10%, to $481.8 million were partially offset by lower industrial segment product revenues which decreased by $10.2 million, or 19%, to $44.8 million.  The higher automotive segment sales included $30.4 million related to the acquisition of Etratech and a favorable effect from currency translation of $17.0 million. Etratech was acquired on November 1, 2017 and therefore no product revenue was reported for Etratech during First Half 2017. On a pro-forma basis, Etratech revenue increased by 13%.

Without the benefit of the currency translation and adjusting for the Etratech acquisition, automotive segment product revenue would have been unchanged during First Half 2018 as compared to First Half 2017.  Growth measured on this basis during Second Quarter 2018 was fully offset by decreased revenue in the 2018 first quarter.

Product revenues from GPT, included in the industrial segment, totaled $9.73 million which represented a decrease of $5.2 million, or 35%.  This decrease was mainly due to significantly lower custom project revenue. Custom projects, which typically represent more than 50% of GPT’s product revenue, tend to vary significantly period-to-period due to timing of the relatively large per unit revenue.  Revenue for CSZ during First Half 2018 was $35.1 million, representing a decrease of $5.0 million, or 12.5%.  This decrease was mainly due to lower climate chamber product revenue which decreased by $2.7 million, or 12%, to $20.5 million as a result of unusually high product revenues during First Half 2017 which benefited from the shipment of several large customer projects.  CSZ’s medical sales also declined by $2.3 million, or 13%, to $14.6 million mainly due to a $2.6 million decline in sales of the blood heater-cooler product that was higher during First Half 2017 due to the regulatory disruptions impacting a competitive product.

Cost of Sales. Cost of sales increased to $372.7 million during First Half 2018 from $329.2 million during First Half 2017. This increase of $43.5 million, or 13%, was due to the higher product revenue and a lower gross margin percentage.  The gross margin percentage during First Half 2018 decreased to 29.1% from 33.2% during First Half 2017 mainly as a result of timing differences between annual customer price decreases compared to supplier cost reductions, increased manufacturing expenses, changes in product mix favoring lower margin products and lower margin on BTM associated with the launch phase of the new actively cooled technology programs and the lower margin of Etratech, partially offset by fixed cost leverage from higher unit volume.  Annual price reductions start in the first quarter and are expected to be offset by lower supplier and other costs as those programs begin to take effect throughout the year.  Increased expenses included labor expense inflation at our Ukraine factory, and factory launch expenses for the new advanced battery thermal management product in our Macedonia facility. An unfavorable shift in product mix largely was due to lower sales for higher margin products including CCS, GPT and the medical products of CSZ.

Net Research and Development Expenses. Net research and development expenses were $44.3 million during First Half 2018 compared to $40.9 million in First Half 2017, an increase of $3.4 million, or 8%.  This increase was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  The increase also included approximately $1.5 million in foreign currency translation and the net research and development expenses of Etratech totaling $1.3 million.  These amounts were partially offset by $3.1 million in higher research and development reimbursements.

Research and development reimbursement totaled $7.0 million during First Half 2018 and $3.8 million during First Half 2017.  This increase was mainly attributable to development expense reimbursements paid by customers for products launched during the period and the addition of Etratech.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $65.4 million during First Half 2018, an increase of $2.8 million, or 4%, from $62.6 million during First Half 2017.  This increase includes approximately $1.4 million in higher expenses related to currency translation and $3.2 million in selling, general and administrative expenses of Etratech.  These increases were partially offset by lower mark-to-market adjustments on cash settled stock options totaling $706 thousand and by lower expenses associated with the early cost reduction activities of the Company’s new strategic initiatives.

Foreign currency gain (loss).   During First Half 2018, we incurred a net foreign currency gain of $600 thousand which included a net realized loss of $294 thousand and a net unrealized gain of $890 thousand.  The unrealized gain is primarily the result of holding significant amounts of USD cash at our subsidiaries in Europe which have EUR as the functional currency and due to certain intercompany relationships between these European subsidiaries and our U.S. based companies.  During First Half 2018, the USD strengthened relative to the EUR.  If the USD begins to weaken we will likely have unrealized currency losses whereas if the USD continues to strengthen we will likely have additional unrealized gains.  In First Half 2017, we had a net foreign currency loss of $14.6 million.  In comparison to First Half 2017, the foreign currency impact in First Half 2018 was lower due to a smaller change in currency exchange rates during First Half 2018 as compared to First Half 2017.

Income Tax Expense. We recorded an income tax expense of $6.1 million during First Half 2018 representing an effective tax rate of 17% on earnings before income tax of $35.7 million.  During First Half 2017, we recorded an income tax expense of $9.6 million on earnings before tax of $43.5 million, or 22%. The effective tax rate for First Half 2018 differed from the Federal statutory rate of 21% primarily due to the impact of discrete adjustments, including a favorable excess tax benefit on stock option exercises, certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions and the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions offset by the international provisions from the U.S. tax reform, such as GILTI, enacted in December 2017.  The effective tax rate for First Half 2017 was lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Industrial Segment Operating Loss. The Industrial segment, which includes CSZ, GPT and our advanced research and development activities, reported an operating loss totaling $14.6 million and $5.1 million during First Half 2018 and First Half 2017, respectively. We incurred these losses for several reasons. First, the advanced research and development activities, the total cost for which were $6.9 million and $7.3 million, during First Half 2018 and First Half 2017, respectively, are focused on products and technologies that are currently not generating product revenues.  Second, in conjunction with the Fit-for-Growth initiative, some of these activities have been curtailed or ceased and a process has been started to consolidate our advanced research facilities into few locations.  These changes are expected to lead to lower spending rates in future periods.  Because of this, the industrial segment operating loss included a portion of the restructuring charge totaling $3.8 million.  We expect that the remaining advanced technology projects will generate profitable revenue in future periods.  Next, CSZ’s $2.4 million of expenses associated with a new direct sales force is not yet fully offset by a corresponding increase in the amount of revenue and related operating income. We continue to believe that the direct sales force will lead to higher CSZ product revenue in future periods that will generate operating profits in excess of the costs for the direct sales team.

Liquidity and Capital Resources

Cash and Cash Flows

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings. Our new strategic plan sets fourth a capital allocation strategy that includes a targeted debt to earnings leverage ratio and allows for some of our cash flow to be paid back to investors though common stock buybacks.  On June 25, 2018 our board increased the Company’s stock buyback authorization to $300 million under which we had $274 remaining as of June 30, 2018.  This authorization expires on December 31, 2020. Based on its current operating plan, management believes cash and cash equivalents at June 30, 2018, together with cash flows from operating activities, and borrowing available under our credit agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisition or a number of smaller acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could adversely affect our future operations and business strategy.

The following table represents our cash and cash equivalents and short-term investments:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
	(In thousands)
Cash and cash equivalents at beginning of period	$103,172	$177,187
Cash from operating activities	32,543	49,880
Cash used in investing activities	(21,455)	(117,688)
Cash used in financing activities	(47,899)	(31,564)
Foreign currency effect on cash and cash equivalents	(1,004)	25,357
Cash and cash equivalents at end of period	$65,357	$103,172

Cash Flows From Operating Activities

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. The following table compares the cash flows from operating activities during First Half 2018 and First Half 2017:

	Six Months Ended June 30,
	2018	2017	Change
Operating Activities:	(In thousands)
Net income	$29,625	$33,915	$(4,290)
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,823	21,191	4,632
Deferred income taxes	(1,799)	(2,278)	479
Stock compensation	4,063	4,761	(698)
Defined benefit plan expense	(103)	94	(197)
Provision for doubtful accounts	204	6	198
Loss on sale of property and equipment	2,156	249	1,907
Net income before changes in operating assets and liabilities	59,969	57,938	2,031
Changes in operating assets and liabilities:
Accounts receivable	(17,469)	(6,949)	(10,520)
Inventory	1,631	1,149	482
Prepaid expenses and other assets	(12,094)	(5,147)	(6,947)
Accounts payable	10,540	(2,932)	13,472
Accrued liabilities	(10,034)	(37,944)	27,910
Net cash provided by operating activities	32,543	6,115	26,428

Cash provided by operating activities during First Half 2018 was $32.5 million, representing an increase of $26.4 million from cash provided in operating activities during First Half 2017, which was $6.1 million. The following table highlights significant differences between the operating cash flows for the periods ending June 30, 2018 and 2017, respectively:

(In thousands)
Net cash provided by operating activities during First Half 2017	$6,115
Increase from higher net income before changes in operating assets and liabilities	2,031
Taxes paid related to the Reorganization (as defined below)	35,100
Other changes in working capital, net.	(10,703)
Net cash provided by operating activities during First Half 2018	$32,543

Net cash provided by operating activities before changes in operating assets and liabilities increased during First Half 2018 due to higher revenue offset partially by higher expenses.

In addition, operating cash flows were lower due to income tax payments related to reorganization transactions of our North American business operations (the “Reorganization”).  As part of our original integration plan to eliminate redundancies associated with the 2011 acquisition of Gentherm GmbH (formerly named W.E.T. Automotive Systems AG), the Windsor Operations were consolidated into our existing European and North American facilities.

Related to these reorganization transactions, the Company declared intercompany dividends, incurred and paid withholding taxes to the Canadian Revenue Agency of $7.6 million during 2016.  Additionally, the Company incurred income tax expense of $2.5 million related to the intercompany dividends. These amounts incurred are expected to cover all future intercompany dividends needed to distribute the remaining earnings of the subsidiary to its parent in conjunction with the potential future liquidation of the subsidiary.

In addition to the $7.6 million of withholding tax and $2.5 million of income taxes, the Company was required to make a one-time income tax payment of approximately $32.6 million.  The one-time income tax payment was accrued during the first quarter of 2016; however, the Company also recorded an offsetting deferred charge for approximately the same amount because the one-time income tax payment will result in tax deductions against income taxes in future periods. Therefore, the income tax payment did not have a material impact on the Company’s earnings during the first quarter of 2016 nor any subsequent quarter. The withholding tax payment was paid entirely in 2016. The income tax payments of $2.5 million and $32.6 million were paid during the first quarter of 2017.

   Other changes in working capital, net primarily consist of favorable cash flows related to accounts receivable, prepaid expenses and other assets and unfavorable amounts related to inventory and accounts payable.

Working Capital

The following table illustrates changes in working capital during First Half 2018:

(In thousands)
Working capital at December 31, 2017	$289,754
Loan repayments	(46,742)
U.S. Revolving Note borrowings	15,000
Stock buyback	(20,241)
Foreign currency effect on working capital	(4,449)
Increase in accounts receivable	17,469
Increase in tax receivables	10,240
Increase in accounts payable	(10,540)
Adoption of ASU 2016-16	22,585
Adoption of ASU 2014-09	(4,105)
Other Items	5,911
Working capital at June 30, 2018	$274,882

Our working capital decreased due to a net repayment of a portion of the Company’s outstanding debt balance, cash paid to the buy back Common Stock and a decrease in accounts payable, partially offset by three significant increases, including currency translation, an increase in accounts receivable and tax receivable, and non-cash adjustments from the adoption of new accounting standard updates.  During First Half 2018, management repaid $45.0 million of the outstanding U.S. Revolving Note balance, $1.2 million of the outstanding DEG Vietnam Loan and $0.5 million of the outstanding DEG China Loan from cash from operations and cash repatriated from foreign subsidiaries. The currency impact of $2.8 million on working capital is mainly the result of the currency translation of working capital at our European subsidiaries. At June 30, 2018, the U.S. Dollar/European Euro exchange rate was $1.17 as compared with an exchange rate of $1.23 at December 31, 2017. Approximately 20% of our product revenues are generated in Europe. Working capital was also impacted by an increase in account receivable, which was driven by higher sales in June 2018 as compared to December 2017.  Our sales are typically lower in December each year due to temporary factory holiday shut-downs at our automotive customers. During First Half 2018, Gentherm recognized an increase to current tax receivables related to timing of required payments to tax authorities. Lastly, working capital was impacted by the adoption of Accounting Standard Update 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” and Accounting Standard Update 2014-09, “Revenue from Contracts with Customers (Topic 606).”  See Note 2 to our consolidated condensed financial statements for information about these accounting standard updates and their impact on the Company’s consolidated condensed financial statements.

Cash Flows From Investing Activities

Cash used in investing activities was $21.5 million during First Half 2018, reflecting purchases of property and equipment related to the expansion of production capacity, including at our newest facilities in Mexico, Vietnam, Macedonia and our Etratech facility in Canada.

Cash Flows From Financing Activities

Cash used in financing activities was $47.9 million during First Half 2018, reflecting payments of principal on the U.S. Revolving Note, the DEG China Loan and the DEG Vietnam Loan totaling $46.7 million in aggregate.  As of June 30, 2018, the total availability under the U.S. Revolving Note was $250.9 million. Cash was also paid for cancellations of restricted stock awards totaling $882 thousand, and for the repurchase of Common Stock totaling $20.2 million.

Off-Balance Sheet Arrangements

We use letters of credit to guarantee our performance under specific construction contracts executed by our subsidiaries, GPT and CSZ.  The expiration dates of the letter of credit contracts coincide with the expected completion date of the contract.  Extensions are normally made if performance obligations continue beyond the expected completion date.  At June 30, 2018, we had outstanding letters of credit of $66 thousand, a decrease from $141 thousand at December 31, 2017.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $22.4 million and $29.3 million outstanding at June 30, 2018 and December 31, 2017, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We had copper commodity swap contracts with a notional value of $0 and $404 thousand outstanding at June 30, 2018 and December 31, 2017, respectively.

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

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of June 30, 2018 is set forth in Note 7 to the consolidated condensed financial statements included herein.

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

June 30, 2018

	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(In thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$467	$933	—	—	—	—	$1,400	$1,400
Fixed Interest Rate	4.25%	4.25%					4.25%
Variable Rate ($USD)	—	—	—	—	$99,000	—	$99,000	$99,000
Average Interest Rate					3.59%		3.59%
Fixed Rate ($USD)	$1,250	$2,500	$2,500	$2,500	$2,500	$1,250	$12,500	$12,200
Fixed Interest Rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%

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

June 30, 2018

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(In thousands except rate information)
$US functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount	$18,322	$4,075	—	—	—	—	$22,397	$(454)
Average Contract Rate	19.65	19.63					19.65
ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three or six months ended June 30, 2018.

ITEM 1A.	RISK FACTORS

Rising threats of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting additional tariffs against foreign imports of certain materials and products.  In March and April of 2018, the U.S. and China have applied tariffs to certain of each other’s exports. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting overall economic conditions, which could have negative repercussions on the Company. Furthermore, imposition of tariffs has caused and could cause further increases in the costs of our raw materials, which we may not be able to pass on to our customers, which would directly and negatively impact our business.

There were no other material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.  You should carefully consider the risks and uncertainties described therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Second Quarter 2018

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet to Be Purchased Under the Plans or Programs (2)
April 1, 2018 to April 30, 2018	—	$—	—	94,674,079
May 1, 2018 to May 31, 2018	210,554	$34.84	210,554	87,338,628
June 1, 2018 to June 30, 2018	335,912	$38.42	335,912	274,433,389

(1)	All shares were purchased on the open-market in accordance with Gentherm’s Stock Repurchase Program.
(2)

The Stock Repurchase Program, authorized and announced on December 16, 2016, and amended June 25, 2018, allows Gentherm to repurchase shares up to $300 million. The Stock Repurchase Program expires on December 16, 2020. The authorization of this Stock Repurchase Program does not require that the Company repurchase any specific dollar value or number of share and may be modified, extended or terminated by the Company’s Board of Directors at any time.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.1	Amended and Restated Gentherm Incorporated 2013 Equity Incentive Plan	X
10.2.1*	Form of Restricted Stock Unit Agreement under the 2013 Equity Incentive Plan (Performance-Based Grant)		8-K		10.1	6/13/18
10.2.2*	Form of Restricted Stock Unit Agreement under the 2013 Equity Incentive Plan (Time-Based Grant)		8-K		10.2	6/13/18
10.2.3*	Separation of Employment Agreement between Gentherm Incorporated and Darren Schumacher, dated as of May 24,2018		8-K		10.3	6/13/18
10.3	Fourth Amendment to Credit Agreement, dated April 24, 2016, by and among Gentherm Incorporated, certain of its direct and indirect subsidiaries, the lenders party thereto, and Bank of America, N.A., as administrative agent.		8-K		10.1	4/24/18
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

Date: July 31, 2018

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: July 31, 2018