Form 10-Q
period 2018-09-30
GENTHERM Inc
filed 2018-11-01
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 31, 2018, there were 34,888,527 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$47,152	$103,172
Accounts receivable, less allowance of $1,114 and $973, respectively	183,476	185,058
Inventory:
Raw materials	61,770	64,175
Work in process	6,671	16,139
Finished goods	40,148	41,095
Inventory, net	108,589	121,409
Derivative financial instruments	1,299	213
Prepaid expenses and other assets	57,846	51,217
Assets held for sale	56,184	—
Total current assets	454,546	461,069
Property and equipment, net	189,005	200,294
Goodwill	55,705	69,685
Other intangible assets, net	60,202	83,286
Deferred financing costs	733	936
Deferred income tax assets	73,221	30,152
Other non-current assets	11,617	37,983
Total assets	$845,029	$883,405
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$88,991	$89,596
Accrued liabilities	72,544	77,209
Current maturities of long-term debt	3,429	3,460
Derivative financial instruments	—	1,050
Liabilities held for sale	13,473	—
Total current liabilities	178,437	171,315
Pension benefit obligation	7,312	7,913
Other liabilities	7,488	2,747
Long-term debt, less current maturities	98,000	141,209
Deferred income tax liabilities	3,471	6,347
Total liabilities	294,708	329,531
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 35,748,829 and 36,761,362 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	218,569	265,048
Paid-in capital	14,293	15,625
Accumulated other comprehensive loss	(33,877)	(20,444)
Accumulated earnings	351,336	293,645
Total shareholders’ equity	550,321	553,874
Total liabilities and shareholders’ equity	$845,029	$883,405

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product revenues	$258,939	$235,853	$784,607	$728,498
Cost of sales	185,800	165,667	558,452	494,843
Gross margin	73,139	70,186	226,155	233,655
Operating expenses:
Net research and development expenses	19,056	19,721	63,382	60,633
Selling, general and administrative expenses	32,552	34,331	97,920	96,912
Restructuring expenses	5,818	—	12,898	—
Total operating expenses	57,426	54,052	174,200	157,545
Operating income	15,713	16,134	51,955	76,110
Interest expense	(1,241)	(1,250)	(3,661)	(3,633)
Foreign currency gain (loss)	125	(7,340)	721	(21,920)
Impairment loss	(11,476)	—	(11,476)	—
Other income (loss)	212	(360)	1,538	145
Earnings before income tax	3,333	7,184	39,077	50,702
Income tax expense	3,688	630	9,807	10,233
Net income (loss)	$(355)	$6,554	$29,270	$40,469
Basic earnings (loss) per share	$(0.01)	$0.18	$0.80	$1.10
Diluted earnings (loss) per share	$(0.01)	$0.18	$0.80	$1.10
Weighted average number of shares – basic	36,104	36,742	36,364	36,713
Weighted average number of shares – diluted	36,448	36,805	36,470	36,831

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(355)	$6,554	$29,270	$40,469
Other comprehensive (loss) income, gross of tax:
Foreign currency translation adjustments (loss) gain	(3,266)	13,251	(14,519)	42,051
Unrealized gain (loss) on foreign currency derivative securities	1,753	(1,234)	2,304	2,541
Unrealized gain (loss) on commodity derivative securities	—	136	(218)	184
Other comprehensive (loss) income, gross of tax	$(1,513)	$12,153	$(12,433)	$44,776
Other comprehensive (loss) income, related tax effect:
Cumulative effect of accounting change due to ASU 2018-02	—	—	(40)	—
Foreign currency translation adjustments (loss) gain	15	(49)	(217)	(158)
Unrealized gain (loss) on foreign currency derivative securities	(536)	331	(684)	(683)
Unrealized gain (loss) on commodity derivative securities	—	(50)	(59)	(67)
Other comprehensive (loss) income, related tax effect	$(521)	$232	$(1,000)	$(908)
Other comprehensive (loss) income, net of tax	$(2,034)	$12,385	$(13,433)	$43,868
Comprehensive (loss) income	$(2,389)	$18,939	$15,837	$84,337

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net income	$29,270	$40,469
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,721	32,663
Deferred income taxes	(19)	(9,059)
Stock compensation	6,360	8,559
Defined benefit plan (income) expense	(219)	96
Provision of doubtful accounts	247	(353)
Loss on sale of property and equipment	2,273	868
Impairment loss	11,476	—
Changes in operating assets and liabilities:
Accounts receivable	(13,855)	(5,581)
Inventory	(3,510)	(4,407)
Prepaid expenses and other assets	(7,867)	(555)
Accounts payable	8,376	(7,433)
Accrued liabilities	(712)	(39,896)
Net cash provided by operating activities	70,541	15,371
Investing Activities:
Proceeds from the sale of property and equipment	703	41
Final payment for acquisition of subsidiary, net of cash acquired	(15)	(2,000)
Purchases of property and equipment	(31,815)	(37,181)
Net cash used in investing activities	(31,127)	(39,140)
Financing Activities:
Borrowing of debt	18,000	—
Repayments of debt	(61,210)	(25,906)
Cash paid for the cancellation of restricted stock	(882)	(1,100)
Proceeds from the exercise of Common Stock options	14,062	2,434
Repurchase of Common Stock	(64,151)	(5,326)
Net cash used in financing activities	(94,181)	(29,898)
Foreign currency effect	(1,253)	24,106
Net decrease in cash and cash equivalents	(56,020)	(29,561)
Cash and cash equivalents at beginning of period	103,172	177,187
Cash and cash equivalents at end of period	$47,152	$147,626
Supplemental disclosure of cash flow information:
Cash paid for taxes	$19,255	$67,160
Cash paid for interest	$3,617	$3,171
Supplemental disclosure of non-cash transactions:
Common Stock issued to Board of Directors and employees	$3,893	$3,873

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

New Strategic Plan

On June 25, 2018, Gentherm announced a new strategic plan intended to improve business performance and position the Company to deliver above-market growth and improved profitability to its shareholders. An important element of the strategy is the Fit-for-Growth initiative that focuses on purchasing excellence, rationalization of research and development activities, reducing selling, general and administrative expense, minimization or elimination of investments in non-core areas and developing a manufacturing footprint commensurate with the new plan. Non-core areas of investment under the Fit-for-Growth initiative are concentrated in the following areas of Gentherm’s industrial segment: California Advanced Research and Development, Gentherm Global Power Technologies (GPT) and Cincinnati Sub Zero’s Industrial Chamber business (CSZ-IC).

The strategy also identified several product categories the Company will exit, including furniture, aviation, battery management electronics, industrial battery packs, automotive thermoelectric generators and other non-core electronics.

Fit-for-Growth

The Fit-for-Growth cost savings initiative began in January 2018. Consultant costs associated with the initiative, some of which were incurred during the first quarter of 2018, were reported in restructuring expenses for both the three and nine-month periods ended September 30, 2018.  The total amount of consultant costs incurred during the three- and nine-month periods ended September 30, 2018 was $1,332 and $2,831, respectively. We do not expect to incur additional consultant costs during the fourth quarter of 2018 from implementing Fit-for-Growth.

Gentherm recognized $3,303 and $5,040 in one-time employee termination costs in restructuring expenses pertaining to Fit-for-Growth during the three- and nine-month periods ended September 30, 2018, respectively. We expect to incur an additional $1,220 in one-time employee termination costs during the fourth quarter of 2018. Gentherm recognized $0 and $11 in contract termination costs in restructuring expenses pertaining to Fit-for-Growth during the respective three and nine-month periods ended September 30, 2018. We do not anticipate additional contract termination costs in the future from implementing Fit-for-Growth.

Advanced Research and Development Rationalization and Site Consolidation

In June 2018, Gentherm completed a sale of its battery management systems division located in Irvine, California.  A loss on the sale of $1,107 was recognized in restructuring expenses during the nine-month period ended September 30, 2018.

Gentherm completed its site consolidation plan of advanced research and development operations and vacated the two leased facilities in Azusa, California. During the three- and nine-month periods ended September 30,2018, Gentherm recognized $589 and $1,024, respectively, in contract termination costs in restructuring expenses from implementing our site consolidation plan.  We do not anticipate incurring additional contract termination costs associated with our advanced research and development rationalization and site consolidation initiative.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 1 – The Company and Subsequent Events – Continued

Gentherm recognized $157 and $1,038 in one-time employee termination costs in restructuring expenses pertaining to the site consolidation plan of advanced research and development operations during the respective three- and nine-month periods ended September 30, 2018. We do not anticipate incurring additional one-time employee termination costs associated with our advanced research and development rationalization and site consolidation initiative.

Lastly, Gentherm recognized $50 and $1,250 in restructuring expenses during the respective three- and nine-month periods ended September 30, 2018 for the disposal of long-lived assets controlled and used in Azusa, California. We do not expect to incur additional asset disposal costs from our exit from Azusa, California.

GPT and CSZ-IC

During the three-month period ended September 30, 2018, Gentherm launched a program to actively market GPT and CSZ-IC to potential buyers and initiated all other actions required to complete the divestiture plan. Gentherm incurred $125 in consultant costs in restructuring expenses to launch the sales plan and does not expect to incur additional consultant costs associated with the plan in the future. Lastly, Gentherm recognized $262 and $472 in one-time employee termination costs in restructuring expenses related to the divestiture process during the respective three- and nine-month periods ended September 30, 2018. We do not anticipate additional one-time employee termination costs in the future from the divestiture of GPT and CSZ-IC. See Note 12 to our consolidated condensed financial statements for additional information regarding the assets and liabilities classified as held for sale.

Restructuring Liability

A reconciliation of the beginning and ending restructuring liability is as follows:

	One-Time Employee Termination Benefit Costs	Contract Termination Costs	Consulting Costs	Asset Disposal Costs	Total
Nine Months Ended September 30, 2018
Balance, beginning of period	$—	$—	$—	$—	$—
Additions, charged to costs	6,550	1,035	2,956	2,357	12,898
Payments	(5,395)	(101)	(2,956)	(2,357)	(10,809)
Balance, end of period	$1,155	$934	$—	$—	$2,089

The cumulative amount of restructuring expenses incurred and recognized in the automotive reporting segment during the three- and nine-month periods ended September 30, 2018 was $4,332 and $7,578, respectively.  The cumulative amount of restructuring expenses incurred and recognized in the industrial reporting segment during the three- and nine-month periods ended September 30, 2018 was $1,486 and $5,320, respectively. See Note 5 to our consolidated condensed financial statements for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income.

U.S. Tax Reform

As of December 31, 2017, the Company had not completed its accounting for the tax effects of the Tax Cuts and Jobs Act (Tax Act); however, in accordance with guidance provided by Staff Accounting Bulletin No. 118 (SAB 118), the Company made a provisional estimate of $20,153 for the effects on our existing deferred tax balances, the one-time transition tax and our indefinite reinvestment assertion regarding foreign subsidiary earnings.  The measurement period begins in the reporting period that includes the Tax Act’s enactment date, which was December 22, 2017, and ends when the additional information is obtained, prepared, or analyzed to complete the accounting requirements under ASC Topic 740.  The measurement periods should not extend beyond one year from the enactment date.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 1 – The Company and Subsequent Events – Continued

As of September 30, 2018, the Company evaluated the provisional amounts initially recorded for the year ended December 31, 2017 and recorded adjustments based on updates to the Company’s assumptions and the application of additional interpretative guidance as issued during 2018.  The adjustments are primarily a result of refining the net deferred tax asset position with the completion of our 2017 U.S. income tax return and changing tax accounting methods that affected the timing of certain US tax deductions.  These adjustments resulted in (i) a decrease in our existing deferred tax asset balances which resulted in an adjusted provisional income tax expense of $4,950 and (ii) a net increase to the one-time transition tax which resulted in an adjusted provisional income tax expense of $24,625.  No adjustment was required to the $9,578 tax benefit included in the provision for income taxes as of December 31, 2017 to offset the one-time transition tax related to the previous deferred tax liability that existed for the undistributed foreign earnings that were not permanently reinvested. As of September 30, 2018, the total adjusted provisional income tax expense was $19,997 for the year ended December 31, 2017.

The Company will continue to evaluate the provisional amounts recorded for the year ended December 31, 2017 throughout the remainder of the measurement period.

Subsequent Events

We have evaluated subsequent events through the date that our consolidated condensed financial statements are issued.  No events have taken place that meet the definition of a subsequent event requiring adjustments to or disclosures in this Form 10-Q.

Note 2 – Summary of Significant Accounting Policies and Basis of Presentation

Impairments of Goodwill and Other Intangible Assets

Whenever events or changes in circumstances indicate that it is more likely than not that a reporting unit’s fair value is less than is carrying amount, the Company then compares the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. The fair value of a reporting unit is estimated by analyzing internal inputs (level 3) to calculate forward values and discounting those values to the present value.

Based on an interim analysis, the Company determined that there were impairment indicators for two of its reporting units and conducted an impairment analysis that concluded $6,151 of goodwill and $3,135 of other intangible assets were impaired and included in impairment losses during the three- and nine-month periods ended September 30, 2018. The Company does not believe that there are impairment indicators of goodwill for any other reporting units, however the Company will continue to assess the impact of significant events or circumstances on its recorded goodwill.

A rolled forward reconciliation of goodwill from December 31, 2017 to September 30, 2018 is as follows:

Nine Months Ended September 30, 2018
Balance, beginning of period	$69,685
Goodwill impairment	(6,151)
Reclassified to Assets held for sale	(6,844)
Currency impact	(985)
Balance, end of period	$55,705

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Summary of Significant Accounting Policies and Basis of Presentation – Continued

Assets and Liabilities Held for Sale

The Company classifies assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify as a completed sale within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent losses as an adjustment to the carrying value of the disposal group.

The Company reports assets and liabilities of the disposal group in the line items assets held for sale and liabilities held for sale in the Consolidated Condensed Balance Sheet in the period the disposal group meets the criteria to be classified as held for sale. See Note 12 to our consolidated condensed financial statement for information about the assets and liabilities classified as held for sale.

Accounting Principles

Our unaudited consolidated condensed financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the audited annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2017 was derived from audited annual consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain reclassifications of prior year’s amounts have been made to conform with the current year’s presentation. Notably, results from asset disposals during the nine-month period ended September 30, 2017 were reclassified from other income to cost of sales. Operating results for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Consolidation

The consolidated financial statements at September 30, 2018 and December 31, 2017 and for the three- and nine-month periods ended September 30, 2018 and 2017, reflect the consolidated financial position, the consolidated operating results and the consolidated cash flows of the Company. Investments in affiliates in which Gentherm would not have control, but would have the ability to exercise significant influence over operating and financial policies, would be accounted for under the equity method. Investments for which Gentherm is not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method. Intercompany accounts have been eliminated in consolidation.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Summary of Significant Accounting Policies and Basis of Presentation – Continued

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Summary of Significant Accounting Policies and Basis of Presentation – Continued

Revenues from our medical business unit are generated from the sale of products and equipment. Our medical products and equipment focus on body and blood temperature management. The Company sells medical products and equipment primarily through distributor and group purchasing organization agreements. These agreements allow member participants to the distributor or group purchasing organization to make purchases at discounted prices negotiated by the distributor or group purchasing organization.  A rebate is incurred at the point in time a member participant purchases product covered under these types of agreements. Rebates are accounted for as variable consideration, using an expected value, probability weighted approach, based on the level of sales to the distributor and the time lag between the initial sale and the rebate claim in determining the transaction price of a contract.  Revenue is recognized at the point in time the medical products or equipment is transferred to the customer.

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

Activity in the allowance for doubtful accounts was as follows:

Nine Months Ended September 30, 2018
Balance, beginning of period	$973
Additions charged to costs	1,063
Recoveries recognized in costs	(816)
Reclassified to Assets held for sale	(89)
Currency impact	(17)
Balance, end of period	$1,114

Most of Gentherm’s unearned revenue pertains to LTAs containing a material right. In the early periods of an LTA containing a material right, when payments collected from the customer are greater than the standalone selling price of the production parts, revenue associated with the material right is deferred. In future periods, when amounts collected from customers as payment is less than the standalone selling price of the production parts delivered, the deferred revenue is reversed into revenue. For LTAs containing a material right and, thus, the timing of revenue recognition is likely to differ from the timing of invoicing to customer, the aggregate amount of transaction price allocated to material rights that remain unsatisfied as of September 30, 2018 is $1,914. We expect to recognize into revenue, 17% of this balance in the next 3 months, and the remaining 54%, 16%, 8%, 3% and 2% in 2019, 2020, 2021, 2022 and 2023, respectively.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Summary of Significant Accounting Policies and Basis of Presentation – Continued

The total amount of unearned revenue associated with environmental chamber and remote power system contracts, including environmental chamber contracts that include a separate obligation to provide installation existed as of September 30, 2018 is $4,214.  Unearned revenue associated with environmental chamber and remote power system contracts is classified within Liabilities held for sale on the consolidated condensed balance sheet at September 30, 2018 and within Accrued liabilities . See Note 12 to our consolidated condensed financial statement for information about the assets and liabilities classified as held for sale. This entire balance is expected to be recognized into revenue during the next 12 months.

See Note 10 for information regarding the unearned revenue associated with these arrangements, including unearned revenue by segment and amounts recognized into revenue during the most recent nine-month period ending September 30, 2018.

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

Note 3 – Etratech Acquisition

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

Results of operations for Etratech are included in the Company’s consolidated condensed financial statements beginning November 1, 2017.  Etratech contributed $12,070 and $42,459 in product revenues and $2,529 and $2,103 in net losses for the three- and nine-month periods ended September 30, 2018, respectively.

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

The gross contractual amount due of accounts receivable is $12,654, all of which was subsequently collected.

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

(Unaudited)

Note 3 – Etratech Acquisition – Continued

Supplemental Pro Forma Information

The unaudited pro forma combined historical results including the amounts of Etratech revenue and earnings that would have been included in the Company’s consolidated statements of income had the acquisition date been January 1, 2017 is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Product revenues	$250,369	$769,845
Net income	$6,411	$41,257
Basic earnings per share	$0.17	$1.12
Diluted earnings per share	$0.17	$1.12

The pro forma information includes adjustments for the effect of the amortization of intangible assets recognized in the acquisition.  This pro forma information is not indicative of future operating results.

Goodwill

We recorded goodwill of approximately $14,881 arising from the acquisition. The acquired goodwill represents intangible assets that do not qualify for separate recognition. Approximately $8,787 of the goodwill recognized will not be deductible for income tax purposes.

Intangible Assets

In conjunction with the acquisition, intangible assets of $33,362 were recorded. The Company’s estimate of the fair value of these assets at the time of the acquisition was determined with the assistance of an independent third-party valuation firm. As part of the estimated valuation, an estimated useful life for the assets was determined.

Intangible assets, net consisted of the following (balances are lower as of September 30, 2018 than as of November 1, 2017, the acquisition date, due to fluctuations in foreign currency exchange rates totaling $464):

	September 30, 2018
	Gross Value	Accumulated Amortization	Net Value	Useful Life
Customer relationships	$24,424	$1,909	$22,515	8 -12 yrs
Technology	8,474	1,501	6,973	5 -6 yrs
Total	$32,898	$3,410	$29,488

Amortization expenses of $943 and $2,790 during the three- and nine-month periods ended September 30, 2018, respectively, were recognized in our consolidated condensed statement of income as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Product revenues	$528	$1,562
Cost of sales	415	1,228

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 3 – Etratech Acquisition – Continued

Amortization expense for the prospective five years is expected to be as follows:

October 1, 2018 through December 31, 2018	$938
2019	$3,753
2020	$3,753
2021	$3,691
2022	$3,264
2023	$2,590

Property, Plant & Equipment

Property and equipment consist of the following:

Asset category	Useful life	Amount
Leasehold improvements	10 yrs	$342
Machinery and equipment	4-11 yrs	5,248
Furniture and fittings	4 yrs	230
Motor vehicles	3 yrs	25
Computer hardware and software	1 yrs	360

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

The following summarizes the Common Stock included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average number of shares for calculation of basic EPS	36,103,520	36,742,168	36,364,380	36,713,294
Stock options, restricted stock awards and restricted stock units under equity incentive plans	344,642	62,908	105,379	117,919
Weighted average number of shares for calculation of diluted EPS	36,448,162	36,805,076	36,469,759	36,831,213

The following table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options under equity incentive plans	12,000	1,845,784	1,359,250	1,845,784

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

•

Industrial – the combined operating results of GPT, CSZ and Gentherm’s advanced research and development division.  During the three-month period ended September 30, 2018, Gentherm launched a program to actively market GPT and CSZ-IC to potential buyers and initiated all other actions required to complete the divestiture plan. See Note 12 to our consolidated condensed financial statements for additional information regarding the Industrial segment assets and liabilities classified as held for sale.

●	Reconciling Items – include corporate selling, general and administrative costs and acquisition transaction costs.

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three- and nine-month periods ended September 30, 2018 and 2017. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of September 30, 2018, goodwill assigned to our Automotive and Industrial segments were $37,927 and $30,773, respectively.  Due to the classification GPT’s and CSZ-IC’s assets as held for sale, $12,995 of the goodwill assigned to our Industrial segment is classified within Assets held for sale on Gentherm’s consolidated condensed balance sheet as of September 30, 2018. As of September 30, 2017, goodwill assigned to our Automotive and Industrial segments were $23,514 and $30,773, respectively.

Three Months Ended September 30,	Automotive	Industrial	Reconciling Items		Consolidated Total

2018:
Product revenues	$236,576	$22,363	$		$258,939
Depreciation and amortization	11,060	1,170		668	12,898
Restructuring expenses	4,332	1,486		—	5,818
Operating income (loss)	38,023	(4,449)		(17,861)	15,713
2017:
Product revenues	$215,175	$20,678		$—	$235,853
Depreciation and amortization	9,423	1,334		715	11,472
Operating income (loss)	37,142	(5,613)		(15,395)	16,134

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Segment Reporting – Continued

Nine Months Ended September 30,	Automotive	Industrial	Reconciling Items	Consolidated Total

2018:
Product revenues	$717,655	$66,952	$—	$784,607
Depreciation and amortization	32,839	3,822	2,060	38,721
Restructuring expenses	7,578	5,320	—	12,898
Operating income (loss)	116,427	(19,010)	(45,462)	51,955
2017:
Product revenues	$652,820	$75,678	$—	$728,498
Depreciation and amortization	26,602	4,040	2,021	32,663
Operating income (loss)	127,885	(10,747)	(41,028)	76,110

Total product revenues information by geographic area is as follows:

	Three Months Ended September 30,
	2018		2017
United States	$125,936	49%	$104,033	44%
China	22,756	9%	25,741	11%
Germany	22,681	9%	17,711	7%
Japan	16,672	6%	15,727	7%
South Korea	12,814	5%	16,569	7%
Czech Republic	10,742	4%	9,175	4%
United Kingdom	9,037	3%	8,143	3%
Canada	7,778	3%	10,667	5%
Romania	5,876	2%	5,091	2%
Other	24,647	10%	22,996	10%
Total Non-U.S.	133,003	51%	131,820	56%
	$258,939	100%	$235,853	100%

	Nine Months Ended September 30,
	2018		2017
United States	$369,798	47%	$337,697	46%
China	71,887	9%	66,168	9%
Germany	68,670	9%	53,273	7%
Japan	43,520	6%	43,103	6%
South Korea	42,419	5%	50,714	7%
Czech Republic	33,563	4%	29,826	4%
Canada	33,482	4%	32,709	5%
United Kingdom	28,349	4%	26,250	4%
Romania	16,775	2%	13,173	2%
Other	76,144	10%	75,585	10%
Total Non-U.S.	414,809	53%	390,801	54%
	$784,607	100%	$728,498	100%

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

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (2.18% at September 30, 2018) plus 0.50%, Bank of America’s prime rate (5.25% at September 30, 2018), or a one-month Eurocurrency rate (0.00% at September 30, 2018) plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (2.26% at September 30, 2018).  All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

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

Undrawn borrowing capacity under the U.S. Revolving Note was $260,758 as of September 30, 2018. The following table summarizes the Company’s debt at September 30, 2018 and at December 31, 2017.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 6 – Debt – Continued

	September 30, 2018		December 31, 2017
	Interest Rate	Principal Balance	Principal Balance
Credit Agreement:
Revolving Note (U.S. Dollar Denominations)	3.74%	$88,000	$129,000
DEG China Loan	4.25%	929	1,919
DEG Vietnam Loan	5.21%	12,500	13,750
Total debt		101,429	144,669
Current portion		(3,429)	(3,460)
Long-term debt, less current maturities		$98,000	$141,209

The scheduled principal maturities of our debt as of September 30, 2018 are as follows:

Year	Revolving Note (U.S. Dollar)	DEG China Note	DEG Vietnam Note	Total
Remainder of 2018	$—	$—	$1,250	$1,250
2019	—	929	2,500	3,429
2020	—	—	2,500	2,500
2021	88,000	—	2,500	90,500
2022	—	—	2,500	2,500
2023	—	—	1,250	1,250
Total	$88,000	$929	$12,500	$101,429

Principal outstanding under the U.S. Revolving Note will be due and payable in full on March 17, 2021. As of September 30, 2018, we were in compliance, in all material respects, with all terms as outlined in the Credit Agreement, DEG China Loan and DEG Vietnam Loan.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $38,537 and $29,273 outstanding as of September 30, 2018 and December 31, 2017, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We had copper commodity swap contracts with a notional value of $0 and $404 outstanding at September 30, 2018 and December 31, 2017, respectively.

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

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of September 30, 2018 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$1,299	Current liabilities	$—	$1,299

         Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

	Location	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Foreign currency derivatives	Product revenues	$—	$54		$—	$54
	Cost of sales	391	1,424		(214)	1,303
	Selling, general and administrative	—	—		75	(216)
	Other comprehensive income	1,753	(1,234)		2,304	2,541
	Foreign currency (loss) gain	11	15		58	(62)
Total foreign currency derivatives		$2,155	$259		$2,223	$3,620
Commodity derivatives	Cost of sales	$—	$(4)		145	$25
	Other comprehensive income	—	136		(218)	184
Total commodity derivatives		$—	$132	$$	(73)	$209

We did not incur any hedge ineffectiveness during the three- and nine-month periods ended September 30, 2018 and 2017.

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

Except for derivative instruments (see Note 7), pension liabilities, pension plan assets, a corporate owned life insurance policy and assets held for sale, the Company had no material financial assets and liabilities that are carried at fair value at September 30, 2018 and December 31, 2017. The carrying amounts of financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short maturity of such instruments. The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).

As of September 30, 2018, and December 31, 2017, the carrying values of the Credit Agreement indebtedness were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).  Discount rates used to measure the fair value of the DEG Vietnam Loan and DEG China Loan are based on quoted swap rates.  As of September 30, 2018, the carrying values of the DEG Vietnam Loan and DEG China Loan were $12,500 and $929, respectively, as compared to an estimated fair value of $12,400 and $900, respectively. As of December 31, 2017, the carrying value of the DEG Vietnam Loan and DEG China Loan were $13,750 and $1,919, respectively, as compared to an estimated fair value of $13,600 and $2,000, respectively.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. As of September 30, 2018 and December 31, 2017, the Company did not realize any changes to the fair value of these assets due to the non-occurrence of events or circumstances that could negatively impact their recoverability.

Note 9 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the three and nine-month periods ended September 30, 2018 and September 30, 2017 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at June 30, 2018	$(2,406)	$(29,040)	$(397)		$(31,843)
Other comprehensive income (loss) before reclassifications	—	(3,266)	1,586		(1,680)
Income tax effect of other comprehensive income (loss) before reclassifications	—	15	(491)		(476)
Amounts reclassified from accumulated other comprehensive (income) loss into net income	—	—	167	a	167
Income taxes reclassified into net income	—	—	(45)		(45)
Net current period other comprehensive income (loss)	—	(3,251)	1,217		(2,034)
Balance at September 30, 2018	$(2,406)	$(32,291)	$820		$(33,877)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 9 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss) – Continued

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at June 30, 2017	$(2,550)	$(37,071)	$272		$1,741		$(37,608)
Other comprehensive income (loss) before reclassifications	—	13,251	153		106		13,510
Income tax effect of other comprehensive income (loss) before reclassifications	—	(49)	(56)		(29)		(134)
Amounts reclassified from accumulated other comprehensive (income) loss into net income	—	—	(17)	a	(1,340)	a	(1,357)
Income taxes reclassified into net income	—	—	6		360		366
Net current period other comprehensive income (loss)	—	13,202	86		(903)		12,385
Balance at September 30, 2017	$(2,550)	$(23,869)	$358		$838		$(25,223)

(a)The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2017	$(2,366)	$(17,555)	$277		$(800)		$(20,444)
Cumulative effect of accounting change due to adoption of ASU 2018-02	(40)	—	—		—		(40)
Other comprehensive income (loss) before reclassifications	—	(14,519)	—		2,048		(12,471)
Income tax effect of other comprehensive income (loss) before reclassifications	—	(217)	—		(615)		(832)
Amounts reclassified from accumulated other comprehensive (income) loss into net income	—	—	(218)	a	256	a	38
Income taxes reclassified into net income	—	—	(59)		(69)		(128)
Net current period other comprehensive income (loss)	(40)	(14,736)	(277)		1,620		(13,433)
Balance at September 30, 2018	$(2,406)	$(32,291)	$—		$820		$(33,877)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 9 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss) – Continued

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2016	$(2,550)	$(65,762)	$241		$(1,020)		$(69,091)
Other comprehensive income before reclassifications	—	42,051	231		3,071		45,353
Income tax effect of other comprehensive income before reclassifications	—	(158)	(84)		(825)		(1,067)
Amounts reclassified from accumulated other comprehensive (income) loss into net income	—	—	(47)	a	(530)	a	(577)
Income taxes reclassified into net income	—	—	17		142		159
Net current period other comprehensive income	—	41,893	117		1,858		43,868
Balance at September 30, 2017	$(2,550)	$(23,869)	$358		$838		$(25,223)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

We expect all of the existing gains and losses related to foreign currency derivatives and commodity derivatives reported in accumulated other comprehensive income (loss) as of September 30, 2018 to be reclassified into earnings during the next twelve months. See Note 7 for additional information about derivative financial instruments and the effects from reclassification to net income.

Note 10 – Unearned Revenue

Unearned revenue by segment was as follows:

	September 30, 2018	December 31, 2017
Automotive	$1,914	$—
Industrial	4,214	4,889
Total	$6,128	$4,889

Changes in unearned revenue were as follows:

Nine Months Ended September 30, 2018
Balance, beginning of period	$4,889
Additions to unearned revenue	15,467
Reclassified to revenue	(14,193)
Currency impacts	(35)
Balance, end of period	$6,128

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 11 – New Accounting Pronouncements

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

The amount by which each financial statement line item was affected by application of ASU 2014-09 and related amendments during the three- and nine-month periods ended September 30, 2018 is as follows:

	Revenue Based on Previously Effective Guidance	New Revenue Standard Adjustment	Revenue Based on New Revenue Standard
Three Months Ended September 30, 2018
Product revenues	$258,184	$755	$258,939
Income tax expense (benefit)	3,842	(154)	3,688
Net income (loss)	(956)	601	(355)
Basic earnings (loss) per share	(0.03)	0.02	(0.01)
Diluted earnings (loss) per share	(0.03)	0.02	(0.01)
Nine Months Ended September 30, 2018
Product revenues	$782,451	$2,156	$784,607
Income tax expense (benefit)	10,247	(440)	9,807
Net income	27,554	1,716	29,270
Basic earnings per share	0.76	0.04	0.80
Diluted earnings per share	0.76	0.04	0.80

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 11 – New Accounting Pronouncements – Continued

	Revenue Based on Previously Effective Guidance	New Revenue Standard Adjustment	Revenue Based on New Revenue Standard
Balance Sheet September 30, 2018
Accounts receivable, net of allowance for doubtful accounts	$183,476	$—	$183,476
Accrued liabilities	$70,630	$1,914	$72,544
Unearned revenue	$4,214	$1,914	$6,128
Deferred income taxes, net	$69,360	$390	$69,750
Accumulated earnings	$352,860	$(1,524)	$351,336

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

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  ASU 2016-15 provides guidance on the classification of eight specific cash receipt and cash payment transactions in the statement of cash flows. The Company focused its evaluation on the following transactions to determine the effect ASU 2016-15 will have on the Company’s Consolidated Statements of Cash Flows:

1)	Debt extinguishment payments and debt prepayments are to be shown as cash outflows for financing activities. Previously, Gentherm classified debt extinguishment payments within operating activities.
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

We have adopted ASU 2016-15 and related amendments effective January 1, 2018. None of the cash receipt and cash payment transactions addressed by the update occurred during any of the periods presented in this report. Adoption of this update and related amendments did not have a material impact on the cash flows of the Company.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 11 – New Accounting Pronouncements – Continued

We adopted ASU 2016-16 and related amendments effective January 1, 2018 on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of such adoption date. As a result of the amendments in ASU 2016-16, a favorable adjustment of $31,645 was recorded directly to retained earnings during the nine-month period ending September 30, 2018.  The new deferred tax assets will be recognized ratably over the useful life of the applicable assets.

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

ASU 2017-04 is effective for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of the amendments in this update is permitted. The amendments in ASU 2017-04 must be applied on a prospective basis and in the initial period of adoption, entities must disclose the nature of and reason for the change in accounting principle. The Company has adopted the accounting principles in ASU 2017-04 and applied them to our test for goodwill impairment. See Note 12 for information about the goodwill impairment loss recognized during the three- and nine-month periods ended September 30, 2018.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 11 – New Accounting Pronouncements – Continued

Recently Issued Accounting Pronouncements Not Yet Adopted

Cloud Computing Arrangements That Are Service Contracts

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 provides guidance on when costs incurred to implement a hosting arrangement that is a service contract are and are not capitalized, aligning with the guidance for capitalizing implementation costs incurred to develop or obtain internal-use software. Entities must first determine the project stage of the implementation activity; depending on their nature, costs for implementation activities in the application development stage are capitalized and costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. Capitalized implementation costs should be amortized over the term of the hosting arrangement on a straight-line basis and presented in the same line items in the consolidated condensed statement of income as the expense for fees for the associated hosting arrangements.  Similarly, capitalized implementation costs should be presented in same line item in the balance sheet as prepaid fees for the associated hosting arrangement and cash flows from capitalized implementation costs should be classified in the same manner as cash flows for the fees for the associated hosting arrangement.

ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019. Early adoption of the amendments in this update is permitted, including adoption in any interim period for which financial statements have not yet been issued. ASU 2018-15 permits two methods of adoption: prospectively to costs for activities performed on or after the date the entity first applies the content from the update, or retrospectively to all periods presented. We are currently in the process of determining the impact implementation of ASU 2018-15 will have on the Company’s financial statement note disclosures.

Retirement Benefits

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” The amendments in ASU 2018-14 were developed using the concepts incorporated in the FASB’s Concepts Statement, Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements, which were finalized in August 2018.  The amendments in this update remove the following disclosure requirements, among others, from Subtopic 715-20:

1)	The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year.
2)	The amount and timing of plan assets expected to be returned to the employer.

The following disclosure requirements were added to Subtopic 715-20:

1)	The weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates.
2)	An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

ASU 2018-14 is effective for annual periods ending after December 15, 2020. Early adoption of the amendments in this update are permitted. Entities should apply the amendments in this update on a retrospective basis to all periods presented.  We are currently in the process of determining the impact implementation of ASU 2018-14 will have on the Company’s financial statement note disclosures.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  The amendments in ASU 2018-13 were developed using the concepts incorporated in the FASBs Concepts Statement, Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements, which were finalized in August 2018.  The amendments in this update remove the following disclosure requirements from Topic 820:

1)	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy.
2)	The policy for timing of transfer between levels.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 11 – New Accounting Pronouncements – Continued

3)	The valuation processes for Level 3 fair value measurements.

The following disclosure requirements were added to Topic 820:

1)	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period.
2)	The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption of disclosures that are removed is permitted, but adoption is delayed for the new additional disclosures until their effective date. The amendments in ASU 2018-13 that provide for new additional disclosure should be applied on a prospective basis, while all other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently in the process of determining the impact implementation of ASU 2018-13 will have on the Company’s financial statement note disclosures.

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

ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of the amendments in this update are permitted. The FASB has issued several amendments to ASU 2016-02, including ASU 2018-11, “Leases (Topic 842): Targeted Improvements” that introduced an additional transition method permitting an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

ASU 2016-02 includes optional practical expedients intended to reduce the cost and complexity to implement the new lease standard, such as an option to maintain the current lease classification for all existing lease arrangements and the option to use hindsight in evaluating lessee options to extend or terminate a lease. We expect to elect these practical expedients. The Company expects to add right-of-use assets and the corresponding liabilities to the consolidated condensed balance sheet less that 5% of total assets as of the implementation date, depending on the ultimate selection of appropriate discount rates for cash flow under the leases.

Note 12 – Assets and Liabilities Held for Sale

As of September 30, 2018, Gentherm determined GPT and CSZ-IC met the held for sale criteria and recorded an impairment on assets as held for sale of $2,190 in impairment loss to adjust net book value to fair value less costs to sell. See Note 2 for information about the Company’s held for sale accounting policy, including a description of the criteria necessary for a disposal group to qualify for classification as held for sale. GPT and CSZ-IC did not meet the criteria to be classified as a discontinued operation.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 12 – Assets and Liabilities Held for Sale – Continued

The assets and liabilities of the disposal group classified as held for sale as of September 30, 2018 are as follows:

Accounts receivable, less allowance of $89	$11,562
Inventory, net	14,435
Prepaid expenses and other assets	533
Property and equipment, net	13,259
Goodwill	6,844
Other intangible assets, net	6,552
Deferred income tax assets	4,798
Other non-current assets	391
Impairment loss	(2,190)
Total assets held for sale	$56,184

Accounts payable	$3,124
Accrued liabilities	10,349
Total liabilities held for sale	$13,473

Losses before income taxes from GPT and CSZ-IC during the three- and nine-month periods ended September 30, 2018, including $2,190 in impairment loss recognized on held for sale assets, $6,151 in impairment loss on goodwill and $3,135 in impairment loss recognized on other intangible assets, was $12,894 and $15,378, respectively. Losses before income taxes from GPT and CSZ-IC during the three- and nine-month periods ended September 30, 2017, was $2,660 and $1,551, respectively. Management’s estimates used to record impairment expense are inherently uncertain and may change in future periods.

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

New Strategic Plan

On June 25, 2018, Gentherm announced a new strategic plan intended to improve business performance and position the company to deliver above-market growth and improved profitability to its shareholders. An important element of the strategy is the Fit-for-Growth initiative that focuses on purchasing excellence, rationalization of research and development activities and expenses, reducing selling, general and administrative expense, minimization or elimination of investments in non-core areas and developing a manufacturing footprint commensurate with the new plan. Non-core areas of investment under the Fit-for-Growth initiative are concentrated in the following areas of Gentherm’s industrial segment: California Advanced Research and Development, Gentherm Global Power Technologies (“GPT”) and Cincinnati Sub Zero’s Industrial Chamber business (“CSZ-IC”).

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. See Note 2 to our consolidated condensed financial statements for information about our critical accounting policies.  See Note 11 for information about accounting standard updates adopted during the nine-month period ended September 30, 2018 and their impact on the Company’s consolidated financial statements, and recently issued accounting policies not yet adopted.

Results of Operations Third Quarter 2018 Compared with Third Quarter 2017

Product Revenues. Product revenues for the three-month period ended September 30, 2018 (“Third Quarter 2018”) were $258.9 million compared with product revenues of $235.9 million for the three-month period ended September 30, 2017 (“Third Quarter 2017”), an increase of $23.1 million, or 9.8%.  The increase included higher product revenues in the automotive segment, which increased by $21.4 million, or 9.9%, to $236.6 million, and higher industrial segment product revenues which increased by $1.7 million, or 8.1%, to $22.4 million.  The higher automotive segment sales included $12.0 million related to the acquisition of Etratech.  Etratech was acquired on November 1, 2017 and therefore no product revenues were reported for Etratech during Third Quarter 2017. Foreign currency translation decreased product revenues by $1.1 million.

Our automotive segment revenues continue to outperform automotive vehicle production volumes.  Automotive production in North America, our most important geographic market, was 2.0% higher during Third Quarter 2018 as compared to Third Quarter 2017, however, this was significantly offset by decreases of 5.1%, 4.8% and 3.7% in Europe, Japan and Korea, and the Greater China regions, respectively.  On a combined basis and weighted for the Company’s revenue in each region, automotive vehicle production declined by 1.2% in these key markets.  These lower production rates, particularly for automotive production in Europe, were partially attributable to the negative impact of the new Worldwide Harmonized Light Vehicle Test Procedure (“WLTP”) regulations in Europe.

Adjusting for the currency translation impact and for the Etratech acquisition, automotive segment product revenue increased by 3.5% led by a return to growth in climate control seat (“CCS”) revenues and higher battery thermal management (“BTM”) revenues. CCS revenues increased by $4.2 million, or 4.5%, to $97.9 million due to new product launches and the stronger North America production volumes. BTM revenues increased $4.7 million, or 171%, to $7.5 million due to the current year launches of the actively cooled version on the Mercedes S-Class and the Jeep Wrangler.  Other products with revenue growth included steering wheel heaters, which revenues increased by $1.7 million, or 10.1% to $18.1 million, and automotive cable systems, which revenues grew by $1.3 million, or 5.6%, to $25.0 million.  These amounts were partially offset by lower revenues from seat heaters, which revenues decreased by $7.0 million, or 9.0%, to $70.8 million and, on a pro-forma basis, lower revenues from Etratech, which revenues totaled $12.0 million during Third Quarter 2018.  Seat heater revenue was disproportionately impacted by the lower automotive production in Europe and Asia and by the small unfavorable currency translation impact.  Etratech’s Third Quarter 2018 revenues were $2.5 million, or 17.1%, lower than Etratech’s pro forma Third Quarter 2017 revenue of $14.5 million, which is not included in the Company’s Third Quarter 2017 revenue since Etratech was acquired on November 1, 2017.  This decrease in pro forma revenue was due to lower shipments of electronic modules to the softening recreational vehicle market, a discontinuation of a vehicle platform by an automotive OEM customer for which Etratech is a supplier of electronic modules, and decreased volume on another vehicle platform using the same electronic module that is planned to end during 2019.  Both vehicles are from the sedan segment that has recently experienced weak growth in North America. Without Etratech product revenues, the automotive segment organic growth was 4.9%.

Higher revenues in the industrial segment were attributable to higher revenue of Cincinnati Sub-Zero (“CSZ”) medical products, which revenues increased by $2.4 million, or 40.0%, to $8.3 million partially offset by decreases in revenues of Gentherm Global Power Technologies (“GPT”) and the CSZ industrial chamber business of $212 thousand, or 4.7% and $470 thousand, or 4.6%, respectively.  During the 2018 second quarter, the Company announced that both the GPT and CSZ industrial test equipment businesses would be sold.  Both were reclassified during Third Quarter 2018 as assets held for sale (see Note 12).  Higher medical product revenue was driven by improved market penetration resulting from the implementation of a direct sales force during 2017.  Product revenues from GPT, which totaled $4.3 million, decreased mainly due to significantly lower custom project revenue. Custom projects, which typically represent more than 50% of GPT’s product revenue, tend to vary significantly period-to-period due to timing of the relatively large per unit revenue.  Lower CSZ industrial test equipment revenues were mainly due to lower product revenue on custom climate testing chambers which were unusually high during Third Quarter 2017 as a result of the shipment of several large custom projects.

Cost of Sales. Cost of sales increased to $185.8 million during Third Quarter 2018 from $165.6 million during Third Quarter 2017. This increase of $20.2 million, or 12.2%, was due to the higher product revenue and a lower gross margin percentage.  The gross margin percentage during Third Quarter 2018 decreased to 28.2% from 29.8% during Third Quarter 2017 primarily due to the lower margin of Etratech, lower margin of BTM associated with the launch phase of the new actively cooled technology programs, and the initial impact of tariffs which became effective during the quarter.  These were partially offset by improved product mix and fixed cost leverage from higher unit volume in aggregate.  Etratech’s product revenues, which were not included in the Company’s Third Quarter 2017 product revenues, have a lower gross margin percentage in the ordinary course as compared to other products.  The new actively cooled battery thermal management product being launched in two of the Company’s manufacturing facilities is anticipated to generate annual revenue in the range of $50 to $60 million, but it is still in an early phase with only $4.6 million in product revenues during the Third Quarter 2018.  Lower gross margin on this product during this period is due to launch related expenses and higher fixed overhead costs, including depreciation expense, being incurred in anticipation for the expected future volumes.  We expect that higher revenues of BTM units will more than offset these expenses in future periods.  The favorable shift in product mix largely was due to higher sales for higher margin products including CCS.

On July 6, 2018, tariffs announced by the Office of the United States Trade Representative (USTR) under the Section 301 Action went into effect. All items identified as classified under the Harmonized Tariff Schedule of the United States (HTSUS) with a country of origin of China are subject to a 25% duty upon importation into the United States. Gentherm purchases raw material components, including products manufactured in our China facilities, which are subject to the tariff.  As a result, we incurred approximately $500 thousand in higher raw material expenses during the Third Quarter 2018 and estimate an increase ranging from $3 to $5 million on an annualized basis starting in the 2018 fourth quarter. This estimate includes the 25% duty affecting identified items under HTSUS, plus an additional 25% duty on a second statement of goods that has been proposed but has not gone into effect. We are working with our suppliers and customers to mitigate the impact from these tariffs to the Company’s operating results.

Net Research and Development Expenses. Net research and development expenses were $19.1 million during Third Quarter 2018 compared to $19.7 million in Third Quarter 2017, a decrease of $665 thousand, or 3.4%.  Net research and development expenses continue to steadily decrease during 2018 and were down by 18.3% from the 2018 first quarter and down 9.4% from the 2018 second quarter.  These sequential decreases are the direct result of the Company’s focused portfolio and Fit-for-Growth cost reduction initiatives.  The lower expenses for the Third Quarter 2018 was partially offset by an increase of $1.5 million associated with both the acquisition related research and development costs of Etratech and higher costs for product development activities related to new products for the medical business and for development of an advanced integrated heating, ventilation, and air conditioning (“HVAC”) solution for the automotive market called Climate Sense.

Research and development reimbursement totaled $5.5 million during Third Quarter 2018 compared $4.0 million during Third Quarter 2017.  This increase was mainly attributable to development expense reimbursements paid by customers for products launched during the period and the addition of Etratech.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $32.6 million during Third Quarter 2018, a decrease of $1.8 million from $34.3 million during Third Quarter 2017.  The Third Quarter 2018 amount included a higher mark-to-market adjustment on cash-settled stock options totaling $3.2 million and selling, general and administrative expenses associated with the acquisition of Etratech totaling $1.3 million.  The Third Quarter 2017 amount included CEO transition expenses of $3.8 million.  Adjusting for these impacts, selling, general and administrative expenses decreased by $2.6 million or 8.4%.  This decrease is associated with the cost reduction activities of the Company’s new strategic initiatives and the Fit-for-Growth program.   On a sequential basis, selling, general and administrative expenses decreased 3.2% from the 2018 second quarter and 11.7% from the 2018 first quarter after adjusting for the higher mark-to-market adjustment on cash-settled stock options.

Restructuring expenses.  During Third Quarter 2018, the Company recognized $5.8 million in restructuring charges which resulted from completed actions associated with its Fit-for-Growth program as more fully described above.  The completed actions to date under Fit-for-Growth are expected to deliver annualized savings of approximately $30.0 million. This amount, along with additional identified savings that are in the planning stage, is expected to reduce annual costs by $65.0 million.  Our overall savings target continues to be $75.0 million.  No restructuring charges were incurred in Third Quarter 2017.

Impairment loss. During the Third Quarter 2018, the Company recorded an impairment loss totaling $11.5 million associated with the Company’s plans to divest GPT and the CSZ industrial chamber business, both of which are included in the industrial segment.  The loss is not expected to be deductible for income tax purposes.

Foreign currency gain (loss).  During Third Quarter 2018 we incurred a net foreign currency gain of $125 thousand which included a net realized gain of $1.1 million and a net unrealized loss of $1.0 million.  The unrealized loss was primarily the result of holding significant amounts of U.S. Dollar (“USD”) cash at our subsidiaries in Europe which have the European Euro (“EUR”) as the functional currency and due to certain intercompany relationships between these European subsidiaries and our U.S. based companies.  During Third Quarter 2017, we had a foreign currency loss of $7.3 million which included an unrealized loss of $6.0 million.  In comparison to Third Quarter 2017, the foreign currency impact in Third Quarter 2018 was lower due to a smaller change in currency exchange rates during Third Quarter 2018 as compared to Third Quarter 2017.

Income Tax Expense. We recorded an income tax expense of $3.7 million during Third Quarter 2018 on earnings before income tax of $3.3 million.  The pre-tax earnings amount included the non-deductible impairment loss of $11.5 million.  Adjusting for the impairment loss, the effective tax rate was 25% for the Third Quarter 2018.  During Third Quarter 2017, we recorded an income tax expense of $630 thousand on earnings before tax of $7.2 million, or 9%. The effective tax rate for Third Quarter 2018 differed from the Federal statutory rate of 21% primarily due to increased international provisions from the U.S. tax reform, such as global intangible low-tax income (“GILTI”), enacted in December 2017, partly offset by favorable excess tax benefits on stock option exercises and certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.  The effective tax rate for Third Quarter 2017 was lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Industrial Segment Operating Loss. The Industrial segment, which includes CSZ, GPT and our advanced research and development activities, reported an operating loss totaling $4.4 million and $5.6 million during Third Quarter 2018 and Third Quarter 2017, respectively. We incurred these losses for several reasons. First, the advanced research and development activities, the total cost for which were $3.0 million and $3.1 million, during Third Quarter 2018 and Third Quarter 2017, respectively, are focused on products and technologies that are currently not generating product revenues.  Second, in conjunction with the Fit-for-Growth program, some of these advanced research and development activities have been curtailed or ceased and a process has been started to consolidate our advanced research facilities into fewer locations.  These changes are expected to lead to lower spending rates in future periods.  We expect that the remaining advanced technology projects will generate profitable revenue in future periods.  In addition, CSZ’s $1.2 million of expenses associated with a new direct sales force is not yet fully offset by a corresponding increase in the amount of revenue and related operating income. We continue to believe that the direct sales force will lead to higher CSZ product revenue in future periods that will generate operating profits in excess of the costs for the direct sales team.

Results of Operations Year to Date 2018 Compared with Year to Date 2017

Product Revenues. Product revenues for the nine-month period ended September 30, 2018 (“YTD 2018”) were $784.6 million compared with product revenues of $728.5 million for the nine-month period ended September 30, 2017 (“YTD 2017”), an increase of $56.1 million, or 7.7%.  The increase included higher product revenues in the automotive segment, which increased by $64.8 million, or 9.9%, to $717.6 million, partially offset by lower industrial segment product revenues which decreased by $8.7 million, or 11.5%, to $67.0 million.  The higher automotive segment sales included $42.4 million related to the acquisition of Etratech.  Etratech was acquired on November 1, 2017 and therefore no product revenues were reported for Etratech during YTD 2017. Foreign currency translation increased product revenues by $16.0 million.

Our automotive segment revenues outperformed automotive vehicle production volumes during YTD 2018.  Automotive production in North America, our most important market, was 1.3% lower during YTD 2018 as compared to YTD 2017. This production decrease along with lower production levels in the Japan and Korea market of 3.0% was offset slightly by higher production levels in the Greater China region and Europe of 1.4% and 0.2%, respectively.  On a combined basis and weighted for the Company’s revenue in each region, automotive vehicle production declined by 0.7% in these markets.  These lower rates were partially attributable to the negative impact of the new Worldwide Harmonized Light Vehicle Test Procedure (“WLTP”) regulations in Europe.

Adjusting for the currency translation impact and for the Etratech acquisition, automotive segment product revenue increased by 1.1% due to higher revenue for all automotive products except Climate Control Seats (“CCS”).  Battery Thermal Management (“BTM”) revenues contributed the largest increase totaling $11.7 million, or 163%, due to the current year launches of the actively cooled version on the Mercedes S-Class and the Jeep Wrangler.  Other products showing significant growth included automotive cables which increased by $10.1 million, or 15.1%, to $77.5 million, steering wheel heaters which increased by $7.2 million, or 15.7% to $53.2 million and automotive seat heaters which grew by $5.9 million, or 2.6%, to $235.2 million.  These amounts were partially offset by lower revenues for CCS which decreased by $17.8 million, or 6.0%, to $276.8 million.  Lower CCS revenue was attributable to unfavorable mix between the higher priced active cooling technology and the lower priced heated and ventilated version.

Lower revenues in the industrial segment were attributable to decreased revenue of Gentherm Global Power Technologies (“GPT”) and the CSZ industrial chamber business of $5.4 million, or 27.8%, and $3.2 million, or 9.6%, respectively.  During the 2018 second quarter, the Company announced that both the GPT and CSZ industrial test equipment businesses would be sold.  Both were reclassified during Third Quarter 2018 as assets held for sale.

Cost of Sales. Cost of sales increased to $558.5 million during YTD 2018 from $494.8 million during YTD 2017. This increase of $63.6 million, or 12.9%, was due to the higher product revenue and a lower gross margin percentage.  The gross margin percentage during YTD 2018 decreased to 28.8% from 32.1% during YTD 2017 mainly as a result of timing differences between annual customer price decreases compared to supplier cost reductions, the lower margin of Etratech, changes in product mix favoring lower margin products, lower margin on BTM associated with the launch phase of the new actively cooled technology programs and the initial impact of tariffs which became effective during Third Quarter 2018.  These unfavorable effects were partially offset by fixed cost leverage from higher unit volume.  Annual price reductions start in the first quarter and are expected to be offset by lower supplier and other costs as those programs begin to take effect throughout the year.  Etratech’s product revenues, which were not included in the Company’s YTD 2017 product revenues, have a lower normal gross margin percentage as compared to other products.  An unfavorable shift in product mix largely was due to lower sales for higher margin products including CCS and GPT.  The new actively cooled BTM product being launched in two of the Company’s manufacturing facilities is anticipated to generate annual revenue in the range of $50 to $60 million but is still in the early phase with only $10.5 million in product revenues during YTD 2018.  Lower gross margin on this product during this period is due to launch related expenses and higher fixed overhead costs, including depreciation expense, being incurred in anticipation for the much higher expected volumes.  We expect that higher revenues of BTM units will offset these expenses in future periods.

Net Research and Development Expenses. Net research and development expenses were $63.4 million during YTD 2018 compared to $60.6 million in YTD 2017, an increase of $2.7 million, or 4.5%.  This increase was primarily driven by higher costs for additional resources, including personnel, focused on application engineering for new production programs of existing products, development of new products and a program to develop the next generation of seat comfort products.  The increase also included approximately $1.4 million in foreign currency translation and the net research and development expenses of Etratech totaling $1.3 million.  These amounts were partially offset by $4.7 million in higher research and development reimbursements.

Research and development reimbursement totaled $12.5 million during YTD 2018 and $7.8 million during YTD 2017.  This increase was mainly attributable to development expense reimbursements paid by customers for products launched during the period and the addition of Etratech.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $97.9 million during YTD 2018, an increase of $1.0 million, or 1.0%, from $96.9 million during YTD 2017.  This increase includes approximately $1.1 million in higher expenses related to currency translation and $4.5 million in selling, general and administrative expenses of Etratech.  These increases were partially offset by lower expenses associated with the cost reduction activities of the Company’s new strategic initiatives.

Foreign currency gain (loss). During YTD 2018, we incurred a net foreign currency gain of $721 thousand which included a net realized gain of $1.1 million and a net unrealized loss of $1.0 million.  The unrealized gain is primarily the result of holding significant amounts of USD cash at our subsidiaries in Europe which have EUR as the functional currency and due to certain intercompany relationships between these European subsidiaries and our U.S. based companies.  During YTD 2018, the USD strengthened relative to the EUR.  If the USD begins to weaken we will likely have unrealized currency losses whereas if the USD continues to strengthen we will likely have additional unrealized gains.  In YTD 2017, we had a net foreign currency loss of $21.9 million.  In comparison to YTD 2017, the foreign currency impact in YTD 2018 was lower due to a smaller change in currency exchange rates during YTD 2018 as compared to YTD 2017.

Income Tax Expense. We recorded an income tax expense of $9.8 million during YTD 2018 on earnings before income tax of $39.1 million.  The pre-tax earnings amount included the non-deductible impairment loss of $11.5 million.  Adjusting for the impairment loss, the effective tax rate was 19.4% for YTD 2018.  During YTD 2017, we recorded an income tax expense of $10.2 million on earnings before tax of $50.7 million, or 20%. The effective tax rate for YTD 2018 differed from the Federal statutory rate of 21% primarily due to the impact of discrete adjustments, including a favorable excess tax benefit on stock option exercises, certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions and the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions offset by the international provisions from the U.S. tax reform, such as GILTI, enacted in December 2017.  The effective tax rate for YTD 2017 was lower than the U.S. Federal rate of 34% primarily due to the impact of lower statutory rates for our subsidiaries operating in foreign jurisdictions.

Industrial Segment Operating Loss. The Industrial segment, which includes CSZ, GPT and our advanced research and development activities, reported an operating loss totaling $19.0 million and $10.7 million during YTD 2018 and YTD 2017, respectively. We incurred these losses for several reasons. First, the advanced research and development activities, the total cost for which were $9.9 million and $10.3 million, during YTD 2018 and YTD 2017, respectively, are focused on products and technologies that are currently not generating product revenues.  Second, in conjunction with the Fit-for-Growth initiative, some of these activities have been curtailed or ceased and a process has been started to consolidate our advanced research facilities into few locations.  These changes are expected to lead to lower spending rates in future periods.  Because of this, the industrial segment operating loss included a portion of the restructuring charge totaling $5.3 million.  We expect that the remaining advanced technology projects will generate profitable revenue in future periods.  Next, CSZ’s $3.6 million of expenses associated with a new direct sales force is not yet fully offset by a corresponding increase in the amount of revenue and related operating income. We continue to believe that the direct sales force will lead to higher CSZ product revenue in future periods that will generate operating profits in excess of the costs for the direct sales team.

Liquidity and Capital Resources

Cash and Cash Flows

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings.  Our new strategic plan sets forth a capital allocation strategy that includes a targeted debt-to-earnings leverage ratio and allows for some of our cash flow to be paid back to investors through Common Stock repurchases.  On June 25, 2018, our Board of Directors increased the Company’s stock repurchase authorization to $300 million, of which $227 million of availability remained as of September 30, 2018.  This authorization expires on December 31, 2020. Based on its current operating plan, management believes cash and cash equivalents at September 30, 2018, together with cash flows from operating activities, and borrowing available under our credit agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisition or several smaller acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could adversely affect our future operations and business strategy.

The following table represents our cash and cash equivalents and short-term investments:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	(In thousands)
Cash and cash equivalents at beginning of period	$103,172	$177,187
Cash provided by operating activities	70,541	49,880
Cash used in investing activities	(31,127)	(117,688)
Cash used in financing activities	(94,181)	(31,564)
Foreign currency effect on cash and cash equivalents	(1,253)	25,357
Cash and cash equivalents at end of period	$47,152	$103,172

Cash Flows From Operating Activities

We manage our cash, cash equivalents and short-term investments in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. The following table compares the cash flows from operating activities during YTD 2018 and YTD 2017:

	Nine Months Ended September 30,
	2018	2017	Change
Operating Activities:	(In thousands)
Net income	$29,270	$40,469	$(11,199)
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,721	32,663	6,058
Deferred income taxes	(19)	(9,059)	9,040
Stock compensation	6,360	8,559	(2,199)
Defined benefit plan expense	(219)	96	(315)
Provision for doubtful accounts	247	(353)	600
Impairment loss	11,476	—	11,476
Loss on sale of property and equipment	2,273	868	1,405
Net income before changes in operating assets and liabilities	88,109	73,243	14,866
Changes in operating assets and liabilities:
Accounts receivable	(13,855)	(5,581)	(8,274)
Inventory	(3,510)	(4,407)	897
Prepaid expenses and other assets	(7,867)	(555)	(7,312)
Accounts payable	8,376	(7,433)	15,809
Accrued liabilities	(712)	(39,896)	39,184
Net cash provided by operating activities	70,541	15,371	55,170

Cash provided by operating activities during YTD 2018 was $70.5 million, representing an increase of $55.2 million from cash provided in operating activities during YTD 2017, which was $15.4 million. The following table highlights significant differences between the operating cash flows for the periods ending September 30, 2018 and 2017, respectively:

(In thousands)
Net cash provided by operating activities during YTD 2017	$15,371
Increase from higher net income before changes in operating assets and liabilities	14,866
Taxes paid related to the Reorganization (as defined below)	35,100
Other changes in working capital, net.	5,204
Net cash provided by operating activities during YTD 2018	$70,541

Net cash provided by operating activities before changes in operating assets and liabilities increased during YTD 2018 due to higher revenues partially offset by higher cash based operating expenses.

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

Other changes in working capital, net primarily consist of favorable cash flows related to accounts receivable, inventory, prepaid expenses and other assets and unfavorable amounts related to accounts payable.

Working Capital

The following table illustrates changes in working capital during YTD 2018:

(In thousands)
Working capital at December 31, 2017	$289,754
Loan repayments	(61,210)
U.S. Revolving Note borrowings	18,000
Stock repurchases	(64,151)
Proceeds from the exercise of Common Stock options	14,062
Foreign currency effect on working capital	(1,253)
Increase in accounts receivable	13,855
Increase in tax receivables	8,169
Increase in inventory	3,510
Increase in prepaid expenses and other assets	7,867
Non-current assets classified as held for sale	29,654
Adoption of ASU 2016-16	22,585
Adoption of ASU 2014-09	(4,105)
Other Items	(628)
Working capital at September 30, 2018	$276,109

Our working capital decreased due to a net repayment of a portion of the Company’s outstanding debt balance and cash paid for the repurchase of Common Stock, partially offset by several significant increases, including additional U.S. Revolving Note borrowings, increases to current assets, the classification of non-current assets as held for sale, and non-cash adjustments from the adoption of new accounting standard updates.  Working capital was also impacted by an increase in account receivable and inventory, which was driven by higher sales in September 2018 as compared to December 2017.  Our sales are typically lower in December each year due to temporary factory holiday shut-downs at our automotive customers. Gentherm recognized an increase to current tax receivables related to timing of required payments to tax authorities. During YTD 2018, Gentherm determined that GPT and CSZ-IC (disposal group) met the held for sale criteria and classified all assets and liabilities as held for sale within current assets and current liabilities, respectively. See Note 12 to our consolidated condensed financial statement for information about the assets and liabilities classified as held for sale. Lastly, working capital was impacted by the adoption of Accounting Standard Update 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” and Accounting Standard Update 2014-09, “Revenue from Contracts with Customers (Topic 606).”  See Note 2 to our consolidated condensed financial statements for information about these accounting standard updates and their impact on the Company’s consolidated condensed financial statements.

Cash Flows From Investing Activities

Cash used in investing activities was $31.1 million during YTD 2018, reflecting purchases of property and equipment related to the expansion of production capacity, including at our newest facilities in Mexico, Vietnam, Macedonia and our Etratech facility in Canada.

Cash Flows From Financing Activities

Cash used in financing activities was $94.2 million during YTD 2018, reflecting payments of principal on the U.S. Revolving Note, the DEG China Loan and the DEG Vietnam Loan totaling $61.2 million in aggregate.  As of September 30, 2018, the total availability under the U.S. Revolving Note was $260.8 million. Cash was also paid for cancellations of restricted stock awards totaling $882 thousand, and for the repurchase of Common Stock totaling $64.2 million.

Off-Balance Sheet Arrangements

We use letters of credit to guarantee our performance under specific construction contracts executed by our subsidiaries, GPT and CSZ.  The expiration dates of the letter of credit contracts coincide with the expected completion date of the contract.  Extensions are normally made if performance obligations continue beyond the expected completion date.  At September 30, 2018, we had outstanding letters of credit of $1.2 million, an increase from $141 thousand at December 31, 2017.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $38.6 million and $29.3 million outstanding at September 30, 2018 and December 31, 2017, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  We had copper commodity swap contracts with a notional value of $0 and $404 thousand outstanding at September 30, 2018 and December 31, 2017, respectively.

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

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of September 30, 2018 is set forth in Note 7 to the consolidated condensed financial statements included herein.

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

September 30, 2018

	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(In thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$—	$929	—	—	—	—	$929	$900
Fixed Interest Rate		4.25%					4.25%
Variable Rate ($USD)	—	—	—	—	$88,000	—	$88,000	$88,000
Average Interest Rate					3.74%		3.74%
Fixed Rate ($USD)	$1,250	$2,500	$2,500	$2,500	$2,500	$1,250	$12,500	$12,400
Fixed Interest Rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%

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

September 30, 2018

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(In thousands except rate information)
$U.S. functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount	$13,026	$25,547	—	—	—	—	$38,573	$1,299
Average Contract Rate	19.58	19.96					19.83
ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three- or nine-month periods ended September 30, 2018.

ITEM 1A.	RISK FACTORS

International tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.

During 2018, the U.S. and China have applied significant tariffs to certain of each other’s exports. The institution of trade tariffs, both globally and between the U.S. and China specifically, carries the risk of negatively impacting overall economic conditions, which could have negative repercussions on the Company. More directly, imposition of tariffs has caused and could cause further increases in the costs of our raw materials which we may not be able to pass on to our customers in part or in full, which would directly and negatively impact our business.  We purchase a significant amount of raw material components, including products manufactured in our China facilities, which are subject to the recently-enacted tariffs.  We estimate an increase in raw material costs ranging from $3 to $5 million on an annualized basis starting in the 2018 fourth quarter, and we may not be able to mitigate the impact from these tariffs or additional future tariffs.

 There were no other material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.  You should carefully consider the risks and uncertainties described therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Third Quarter 2018

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2018 to July 31, 2018	121,615	$41.59	121,615	$266,176,633
August 1, 2018 to August 31, 2018	211,527	$47.28	211,527	$256,175,183
September 1, 2018 to September 30, 2018	604,782	$47.71	604,782	$227,322,571

(1)

All shares were purchased on the open-market in accordance with Gentherm’s Stock Repurchase Program, including, in part, pursuant to a plan adopted by the Company in accordance with Rule 10b5-1 promulgated by the U.S. Securities and Exchange Commission.

(2)

The Stock Repurchase Program was originally approved by the Company’s Board of Directors and announced on December 16, 2016. As amended on June 25, 2018, the Stock Repurchase Program authorized Gentherm to repurchase shares up to $300 million. The Stock Repurchase Program expires on December 16, 2020. The authorization of this Stock Repurchase Program does not require that the Company repurchase any specific dollar value or number of share and may be modified, extended or terminated by the Company’s Board of Directors at any time.

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

Date: November 1, 2018

/s/ BARRY G. STEELE
Barry G. Steele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 1, 2018