Form 10-Q
period 2019-03-31
GENTHERM Inc
filed 2019-05-01
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

At April 30, 2019, there were 33,675,021 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$38,769	$39,620
Restricted cash	2,500	—
Accounts receivable, less allowance of $1,068 and $851, respectively	175,044	166,858
Inventory:
Raw materials	66,316	61,679
Work in process	4,830	5,939
Finished goods	40,979	44,917
Inventory, net	112,125	112,535
Derivative financial instruments	857	92
Prepaid expenses and other assets	55,577	54,271
Assets held for sale	17,009	69,699
Total current assets	401,881	443,075
Property and equipment, net	168,371	171,380
Goodwill	54,721	55,311
Other intangible assets, net	53,188	56,385
Operating lease right-of-use assets	14,058	—
Deferred financing costs	575	647
Deferred income tax assets	61,032	64,024
Other non-current assets	9,220	12,225
Total assets	$763,046	$803,047
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$91,286	$93,113
Accrued liabilities	60,907	65,808
Current lease liabilities	4,203	—
Current maturities of long-term debt	2,949	3,413
Liabilities held for sale	7,009	13,062
Total current liabilities	166,354	175,396
Pension benefit obligation	6,755	7,211
Non-current lease liabilities	9,307	—
Long-term debt, less current maturities	97,604	136,477
Deferred income tax liabilities	1,649	1,177
Other non-current liabilities	2,890	3,087
Total liabilities	$284,559	$323,348
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 33,653,179 and 33,856,629 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	134,486	140,300
Paid-in capital	14,513	14,934
Accumulated other comprehensive loss	(43,152)	(39,500)
Accumulated earnings	372,640	363,965
Total shareholders’ equity	478,487	479,699
Total liabilities and shareholders’ equity	$763,046	$803,047

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Product revenues	$257,921	$264,586
Cost of sales	182,614	183,344
Gross margin	75,307	81,242
Operating expenses:
Net research and development expenses	18,897	23,304
Selling, general and administrative expenses	32,613	36,424
Acquisition transaction expenses	38	—
Restructuring expenses	1,914	865
Total operating expenses	53,462	60,593
Operating income	21,845	20,649
Interest expense	(1,368)	(1,180)
Foreign currency gain (loss)	203	(4,578)
Gain on sale of business	4,970	—
Impairment loss	(10,484)	—
Other income	143	1,111
Earnings before income tax	15,309	16,002
Income tax expense	6,895	3,036
Net income	$8,414	$12,966
Basic earnings per share	$0.25	$0.35
Diluted earnings per share	$0.25	$0.35
Weighted average number of shares – basic	33,573	36,766
Weighted average number of shares – diluted	33,733	36,873

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$8,414	$12,966
Other comprehensive (loss) income, gross of tax:
Foreign currency translation adjustments (loss) gain	(4,074)	11,741
Unrealized gain on foreign currency derivative securities	766	2,112
Unrealized loss on commodity derivative securities	—	(218)
Other comprehensive (loss) income, gross of tax	$(3,308)	$13,635
Other comprehensive (loss) income, related tax effect:
Cumulative effect of accounting change due to ASU 2018-02	—	(40)
Foreign currency translation adjustments (loss) gain	(177)	(76)
Unrealized gain on foreign currency derivative securities	(167)	(567)
Unrealized loss on commodity derivative securities	—	(59)
Other comprehensive (loss) income, related tax effect	$(344)	$(742)
Other comprehensive (loss) income, net of tax	$(3,652)	$12,893
Comprehensive income	$4,762	$25,859

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net income	$8,414	$12,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,052	12,892
Deferred income taxes	1,749	(707)
Stock compensation	1,968	2,202
Defined benefit plan (income) expense	(617)	298
Provision of doubtful accounts	229	41
Loss on sale of property and equipment	178	85
Operating lease expense	1,333	—
Impairment loss	10,484	—
Gain on sale of business	(4,970)	—
Changes in assets and liabilities:
Accounts receivable	(8,293)	(9,691)
Inventory	(229)	1,903
Prepaid expenses and other assets	(5,553)	(4,881)
Accounts payable	(2,079)	1,290
Accrued liabilities	(6,785)	(10,808)
Net cash provided by operating activities	6,881	5,590
Investing Activities:
Proceeds from the sale of property and equipment	28	—
Proceeds from sale of a business	47,500	—
Final payment for acquisition of subsidiary, net of cash acquired	—	(15)
Purchases of property and equipment	(5,150)	(8,378)
Net cash provided by (used in) investing activities	42,378	(8,393)
Financing Activities:
Borrowing of debt	10,428	—
Repayments of debt	(49,627)	(35,492)
Cash paid for the cancellation of restricted stock	(376)	(659)
Proceeds from the exercise of Common Stock options	214	751
Repurchase of Common Stock	(8,040)	—
Net cash used in financing activities	(47,401)	(35,400)
Foreign currency effect	(209)	5,513
Net increase (decrease) in cash, cash equivalents and restricted cash	1,649	(32,690)
Cash, cash equivalents and restricted cash at beginning of period	39,620	103,172
Cash, cash equivalents and restricted cash at end of period	$41,269	$70,482
Supplemental disclosure of cash flow information:
Cash paid for taxes	$3,466	$6,870
Cash paid for interest	$1,252	$981
Supplemental disclosure of non-cash transactions:
Common Stock issued to Board of Directors and employees	$1,581	$1,362

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2018	33,857	$140,300	$14,934	$(39,500)	$363,965	$479,699
Cumulative effect of accounting change due to adoption of ASU 2016-02	—	—	—	—	261	261
Stock repurchase	(200)	(8,040)	—	—	—	(8,040)
Exercise of Common Stock options for cash	13	1,021	(807)	—	—	214
Cancellation of restricted stock	(17)	(376)	—	—	—	(376)
Stock option compensation	—	—	386	—	—	386
Common Stock issued to Board of Directors and employees	—	1,581	—	—	—	1,581
Currency translation, net	—	—	—	(4,251)	—	(4,251)
Foreign currency hedge, net	—	—	—	599	—	599
Net income	—	—	—	—	8,414	8,414
Balance at March 31, 2019	33,653	$134,486	$14,513	$(43,152)	$372,640	$478,487

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2017	36,761	$265,048	$15,625	$(20,444)	$293,645	$553,874
Cumulative effect of accounting change due to adoption of ASU 2014-09	—	—	—	—	(3,264)	(3,264)
Cumulative effect of accounting change due to adoption of ASU 2016-16	—	—	—	—	31,645	31,645
Cumulative effect of accounting change due to adoption of ASU 2018-02	—	—	—	(40)	40	—
Exercise of Common Stock options for cash	57	1,061	(310)	—	—	751
Cancellation of restricted stock	(24)	(659)	—	—	—	(659)
Restricted stock and stock option compensation	—	1,362	840	—	—	2,202
Currency translation, net	—	—	—	11,665	—	11,665
Foreign currency hedge, net	—	—	—	1,545	—	1,545
Commodity hedge, net	—	—	—	(277)	—	(277)
Net income	—	—	—	—	12,966	12,966
Balance at March 31, 2018	36,794	$266,812	$16,155	$(7,551)	$335,032	$610,448

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 1 – The Company and Subsequent Events

Gentherm Incorporated is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies. Unless the context otherwise requires, the terms “Gentherm”, “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated and its consolidated subsidiaries. Our products provide solutions for automotive passenger climate comfort and convenience, battery thermal management and cell connecting systems, as well as patient temperature management within the health care industry. Our automotive products can be found on the vehicles of nearly all major automotive manufacturers operating in North America, Europe and Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities and to identify future thermal technology product opportunities in both automotive and other markets. We concentrate our research on the development of new technologies and new applications from existing technologies to create product and market opportunities for a wide array of thermal management solutions.

Sale of Cincinnati Sub-Zero Industrial Chamber Business (CSZ-IC)

On February 1, 2019, as part of the Company’s Fit-for-Growth initiative to eliminate investments in non-core businesses, we completed the sale of the Cincinnati Sub-Zero industrial chamber business (“CSZ-IC”) and former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47,500, including $2,500 of the cash proceeds were placed into an escrow account for a period of up to one year as partial security for the Company’s obligations under the sale agreement. In connection with the sale, Gentherm entered into an operating lease agreement for a portion of the office and manufacturing building space purchased by Weiss Technik North America, Inc. The Company recognized a $4,970 pre-tax gain on the sale of CSZ-IC during the three-month period ended March 31, 2019.

Fit-for-Growth

Gentherm recognized $395 and $0 of one-time employee termination costs in restructuring expenses pertaining to Fit-for-Growth during the three-month periods ended March 31, 2019 and 2018, respectively. Gentherm recognized $4 and $0 of contract termination costs in restructuring expenses pertaining to Fit-for-Growth during the respective three-month periods ended March 31, 2019 and 2018, respectively.

GPT and CSZ-IC

During 2018, Gentherm launched a program to actively market GPT and CSZ-IC and initiated all other actions required to complete the divestiture plan. Gentherm incurred $839 of consultant costs in restructuring expenses to execute the plan. Lastly, Gentherm recognized $251 of one-time employee termination costs in restructuring expenses related to the divestiture process during the three-month period ended March 31, 2019. See Note 12 to our consolidated condensed financial statements for additional information regarding the assets and liabilities classified as held for sale.

Restructuring Liability

Restructuring liabilities totaling $1,358 and $2,547 as of March 31, 2019 and December 31, 2018, respectively, are classified as accrued liabilities on the consolidated condensed balance sheets. A reconciliation of the beginning and ending restructuring liability is as follows:

	One-Time Employee Termination Benefit Costs	Contract Termination Costs	Consulting Costs	Asset Disposal Costs	Total
Three Months Ended March 31, 2019
Balance, beginning of period	$2,079	$389	$79	$—	$2,547
Additions, charged to restructuring expenses	646	4	839	425	1,914
Payments	(1,675)	(88)	(915)	(425)	(3,103)
Balance, end of period	$1,050	$305	$3	$—	$1,358

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 1 – The Company and Subsequent Events – Continued

The cumulative amount of restructuring expenses incurred and recognized in the automotive and industrial reporting segments during the three-month period ended March 31, 2019 was $368 and $1,546, respectively.

Subsequent Events

On April 1, 2019, we acquired all of the equity interests of Stihler Electronic GmbH (“Stihler”) in an all-cash transaction for approximately $15,000, net of cash acquired, and an additional cash payment of up to $1,700 contingent upon achievement of future milestones. Based in Stuttgart, Germany, Stihler manufactures high quality patient and blood temperature systems and other medical equipment for the health care industry.

Note 2 – Summary of Significant Accounting Policies and Basis of Presentation

Accounting Principles

Our unaudited consolidated condensed financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the audited annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2018 was derived from audited annual consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain reclassifications of prior year’s amounts have been made to conform with the current year’s presentation. Notably, for the three-month period ended March 31, 2018, $2,697 in customer relationship amortization was reclassified from product revenues to selling, general and administrative expenses. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Consolidation

The consolidated condensed financial statements at March 31, 2019 and December 31, 2018 and for the three-month periods ended March 31, 2019 and 2018, reflect the consolidated financial position, the consolidated operating results and the consolidated cash flows of the Company. Investments in affiliates in which Gentherm would not have control, but would have the ability to exercise significant influence over operating and financial policies, would be accounted for under the equity method. All other equity investments are measured at cost, less impairment, with changes in fair value recognized in net income.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Summary of Significant Accounting Policies and Basis of Presentation – Continued

Cash, cash equivalents and restricted cash

The Company has cash that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents on the consolidated condensed balance sheets to cash, cash equivalents and restricted cash presented on the consolidated condensed statements of cash flows is as follows:

Year	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents presented in the consolidated condensed balance sheets	$38,769	$39,620	$70,482	$103,172
Restricted cash	2,500	—	—	—
Cash, cash equivalents and restricted cash presented in the consolidated condensed statements of cash flows	$41,269	$39,620	$70,482	$103,172

Leases

The Company determines whether a contractual arrangement is or contains a lease at inception. Leases that are operating in nature are recognized in operating lease right-of-use assets, accrued liabilities and lease liabilities on our consolidated condensed balance sheet.  While Gentherm is not currently party to any leases that qualify as financing leases, right-of-use assets and liabilities recognized from financing leases would be presented separately from the right-of-use assets and liabilities recognized from operating leases on our consolidated condensed balance sheet.

Lease liabilities are measured initially at the present value of the sum of the future minimum rental payments at the commencement date of the lease.  Lease payments that will vary in the future due changes in facts and circumstances are excluded from the calculation of rental payments, unless those variable payments are based on an index or rate. Rental payments are discounted using an incremental borrowing rate based on the Company’s credit rating, determined on a fully collateralized loan basis from information available at commencement date, and the duration of the lease term (the “reference rate”). Judgement is used to assess the importance of risk factor inputs during the computation of the Company’s credit rating. For significant leases at foreign subsidiaries denominated in U.S. Dollars, a risk premium associated with the borrower subsidiary’s country is added to the reference rate. For significant leases at foreign subsidiaries denominated in a foreign currency, the U.S. Dollar risk free rate with a duration similar to that of the lease term is subtracted from the reference rate and a corresponding foreign currency risk free rate with a duration similar to that of the lease term is added to the reference rate. Judgement is used to determine whether foreign subsidiary leases are significant.

Operating lease right-of-use assets are measured at the amount of the lease liability, adjusted for prepaid or accrued lease payments, lease incentive received, and initial direct costs incurred, as applicable. Periods covered by an option to extend the lease are initially included in the measurement of an operating lease right-of-use asset and lease liability only when it is reasonably certain we will exercise the option. Gentherm’s lease agreements do not contain residual value guarantees or impose restrictions or covenants on the Company.

For all classes of underlying assets, the Company accounts for leases that contain separate lease and nonlease components as containing a single lease component. The Company does not recognize lease right-of-use assets and lease liabilities from leases with an original lease term of 12 months or less and, instead, recognizes rent payments on a straight-line basis over the lease term in the Company’s consolidated condensed statement of income. See Note 10 to our consolidated condensed financial statements for description of the changes made to our accounting policy for leases that resulted from the adoption of a new lease standard.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Summary of Significant Accounting Policies and Basis of Presentation – Continued

There were no events or changes in circumstances which would indicate goodwill was impaired or potentially impaired during the three-months ended March 31, 2019.

A rolled forward reconciliation of goodwill from December 31, 2018 to March 31, 2019 is as follows:

Three Months Ended March 31, 2019
Balance, beginning of period	$55,311
Currency impact	(590)
Balance, end of period	$54,721

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

The following summarizes the Common Stock included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended March 31,
	2019	2018
Weighted average number of shares for calculation of basic EPS	33,573,411	36,766,411
Stock options, restricted stock awards and restricted stock units under equity incentive plans	159,924	106,996
Weighted average number of shares for calculation of diluted EPS	33,733,335	36,873,407

The following table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2019	2018
Stock options under equity incentive plans	396,500	1,914,150

Note 4 – Segment Reporting

Segment information is used by management for making strategic operating decisions for the Company. Management evaluates the performance of the Company’s segments based primarily on operating income or loss.

The Company’s reportable segments are as follows:

●

Automotive – this segment represents the design, development, manufacturing and sales of automotive climate control seat (CCS) products, seat heaters, steering wheel heaters, automotive cables, battery thermal management (BTM), electronics and other automotive products.

•

Industrial – the combined operating results of GPT, Gentherm Medical and Gentherm’s advanced research and development division.  We perform advanced research and development on thermal management systems, including those that utilize new proprietary comfort software algorithms, to enhance the efficiency and functionality of our automotive heating and cooling products. Unlike research and development that relates to a specific product application for a customer, advanced research and development activities affect products and technologies that are not currently generating product revenues. The segment includes government sponsored research projects.

●	Reconciling Items – include corporate selling, general and administrative costs and acquisition transaction costs.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 4 – Segment Reporting – Continued

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three-month period ended March 31, 2019 and 2018. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of March 31, 2019, goodwill assigned to our Automotive and Industrial segments were $36,943 and $17,778, respectively. As of March 31, 2018, goodwill assigned to our Automotive and Industrial segments were $39,666 and $30,773, respectively.

Three Months Ended March 31,	Automotive	Industrial(1)	Reconciling Items	Consolidated Total

2019:
Product revenues	$242,357	$15,564	$—	$257,921
Depreciation and amortization	10,296	290	466	11,052
Operating income (loss)	39,896	(4,514)	(13,537)	21,845
2018:
Product revenues(1)	$242,716	$21,870	$—	$264,586
Depreciation and amortization	10,809	1,351	732	12,892
Operating income (loss)	41,282	(6,798)	(13,835)	20,649

(1)

Industrial segment includes $3,418 and $10,213 in product revenues, $0 and $625 in depreciation and amortization, and $198 and $600 in operating income from CSZ-IC for the three-month periods ended March 31, 2019 and 2018, respectively.  On February 1, 2019, we completed the sale of CSZ-IC.

Automotive and Industrial segment product revenues by product category for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018	% Change
Climate Control Seats (CCS)	$94,354	$88,218	7.0%
Seat Heaters	73,920	84,220	(12.2)%
Steering Wheel Heaters	16,970	17,557	(3.3)%
Automotive Cables	23,749	26,865	(11.6)%
Battery Thermal Management (BTM)(a)	10,745	4,161	158.2%
Electronics	12,852	15,188	(15.4)%
Other Automotive	9,767	6,212	57.2%
Subtotal Automotive	$242,357	$242,421	—%
Remote Power Generation (GPT)	3,959	4,662	(15.1)%
Industrial Chambers	3,418	10,213	(66.5)%
Gentherm Medical	8,187	7,290	12.3%
Subtotal Industrial	$15,564	$22,165	(29.8)%
Total Company	$257,921	$264,586	(2.5)%

a)

Battery Thermal Management or BTM product revenues include Gentherm’s automotive grade, low cost, heat resistant fans and blowers used by customer for battery cooling through ventilation and production level shipments of the advanced TED based active cool system.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 4 – Segment Reporting – Continued

Total product revenues information by geographic area is as follows (based on shipment destination):

	Three Months Ended March 31,
	2019		2018
United States	$118,454	46%	$120,350	46%
Germany	23,210	9%	22,362	8%
Japan	18,591	7%	13,573	5%
China	15,597	6%	24,204	9%
South Korea	14,978	6%	13,822	5%
Czech Republic	12,142	5%	11,715	5%
Canada	10,291	4%	13,113	5%
United Kingdom	8,832	3%	10,845	4%
Romania	6,922	3%	6,298	2%
Other	28,904	11%	28,304	11%
Total Non-U.S.	139,467	54%	144,236	54%
	$257,921	100%	$264,586	100%

Note 5 – Debt

Amended Credit Agreement

The Company has an outstanding credit agreement (the “Credit Agreement”) with a consortium of lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides the Company a revolving credit note (“U.S. Revolving Note”) with a maximum borrowing capacity of $350,000.

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

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (2.43% at March 31, 2019) plus 0.50%, Bank of America’s prime rate (5.50% at March 31, 2019), or a one-month Eurocurrency rate (0.00% at March 31, 2019) plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (2.49% at March 31, 2019).  All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio reported by the Company.  As long as the Company is not in default of the terms and conditions of the Credit Agreement, the lowest and highest possible Applicable Rate is 1.25% and 2.00%, respectively, for Eurocurrency Rate Loans and 0.25% and 1.00%, respectively, for Base Rate Loans.

The Company also has two fixed interest rate loans with the German Investment Corporation (“DEG”), a subsidiary of KfW Banking Group, a Germany government-owned development bank.

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

DEG Vietnam Loan

The Company’s second fixed interest rate loan agreement with DEG was used to finance the construction and set up of the Vietnam production facility (“DEG Vietnam Loan”). The DEG Vietnam Loan is subject to semi-annual principal payments that began November, 2017 and will end May, 2023. Under the terms of the DEG Vietnam Loan, the Company must maintain a minimum Equity Ratio and Enhanced Equity Ratio, as defined by the DEG Vietnam Loan agreement, based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Vietnam Co. Ltd.

Undrawn borrowing capacity under the U.S. Revolving Note was $261,071 as of March 31, 2019. The following table summarizes the Company’s debt at March 31, 2019 and at December 31, 2018.

	March 31, 2019		December 31, 2018
	Interest Rate	Principal Balance	Principal Balance
Credit Agreement:
U.S. Revolving Note (U.S. Dollar Denominations)	4.00%	$81,000	$122,000
U.S. Revolving Note (Euro Denominations)	1.50%	7,854	5,727
DEG China Loan	4.25%	449	913
DEG Vietnam Loan	5.21%	11,250	11,250
Total debt		100,553	139,890
Current portion		(2,949)	(3,413)
Long-term debt, less current maturities		$97,604	$136,477

The scheduled principal maturities of our debt as of March 31, 2019 are as follows:

Year	U.S. Revolving Note	DEG China Note	DEG Vietnam Note	Total
Remainder of 2019	$—	$449	$2,500	$2,949
2020	—	—	2,500	2,500
2021	88,854	—	2,500	91,354
2022	—	—	2,500	2,500
2023	—	—	1,250	1,250
Total	$88,854	$449	$11,250	$100,553

Principal outstanding under the U.S. Revolving Note will be due and payable in full on March 17, 2021. As of March 31, 2019, we were in compliance, in all material respects, with all terms as outlined in the Credit Agreement, DEG China Loan and DEG Vietnam Loan.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $24,114 and $33,250 outstanding as of March 31, 2019 and December 31, 2018, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years. No commodity swap contracts were outstanding at March 31, 2019 or at December 31, 2018.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated statements of income. See Note 8 for the amount of unrealized loss associated with foreign currency derivatives reported in accumulated other comprehensive income as of December 31, 2018 that was reclassified into earnings during 2019. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of March 31, 2019 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$857	Current liabilities	$—	$857

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 6 – Derivative Financial Instruments – Continued

         Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

	Location	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Foreign currency derivatives	Cost of sales		$240	$(81)
	Selling, general and administrative		—	53
	Other comprehensive income		766	2,112
	Foreign currency (loss) gain		(37)	37
Total foreign currency derivatives			$969	$2,121
Commodity derivatives	Cost of sales		$—	$145
	Other comprehensive income		—	(218)
Total commodity derivatives		$$	—	$(73)

We did not incur any hedge ineffectiveness during the three-month periods ended March 31, 2019 and 2018.

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

Except for derivative instruments (see Note 6), pension liabilities, pension plan assets, a corporate owned life insurance policy and assets held for sale (see Note 12), the Company had no material financial assets and liabilities that are carried at fair value at March 31, 2019 and December 31, 2018. The carrying amounts of financial instruments comprising cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short maturity of such instruments. The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 7 – Fair Value Measurement – Continued

As of March 31, 2019, and December 31, 2018, the carrying values of the Company’s Credit Agreement indebtedness were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).  Discount rates used to measure the fair value of the DEG Vietnam Loan and DEG China Loan are based on quoted swap rates.  As of March 31, 2019, the carrying values of the DEG Vietnam Loan and DEG China Loan were $11,250 and $449, respectively, as compared to an estimated fair value of $11,325 and $450, respectively. As of December 31, 2018, the carrying value of the DEG Vietnam Loan and DEG China Loan were $11,250 and $913, respectively, as compared to an estimated fair value of $11,100 and $900, respectively.

Certain Company assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. Management’s estimates used to record impairment expense are inherently uncertain and may change in future periods.

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the three-month period ended March 31, 2019 and 2018 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2018	$(2,339)	$(37,157)	$(4)		$(39,500)
Other comprehensive income (loss) before reclassifications	—	(4,074)	717		(3,357)
Income tax effect of other comprehensive income (loss) before reclassifications	—	(177)	(156)		(333)
Amounts reclassified from accumulated other comprehensive (income) loss into net income	—	—	49	a	49
Income taxes reclassified into net income	—	—	(11)		(11)
Net current period other comprehensive income (loss)	—	(4,251)	599		(3,652)
Balance at March 31, 2019	$(2,339)	$(41,408)	$595		$(43,152)

(a)The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss) – Continued

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2017	$(2,366)	$(17,555)	$277		$(800)		$(20,444)
Cumulative effect of accounting change due to adoption of ASU 2018-02	(49)	—	9		—		(40)
Other comprehensive income (loss) before reclassifications	—	11,750	—		1,854		13,604
Income tax effect of other comprehensive income (loss) before reclassifications	—	(76)	—		(498)		(574)
Amounts reclassified from accumulated other comprehensive (income) loss into net income	—	—	(218)	a	258	a	40
Income taxes reclassified into net income	—	—	(68)		(69)		(137)
Net current period other comprehensive income (loss)	(49)	11,674	(277)		1,545		12,893
Balance at March 31, 2018	$(2,415)	$(5,881)	$—		$745		$(7,551)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

We expect all of the existing gains and losses related to foreign currency derivatives reported in accumulated other comprehensive income (loss) as of March 31, 2019 to be reclassified into earnings during the next twelve months. See Note 6 for additional information about derivative financial instruments and the effects from reclassification to net income.

Note 9 – Revenue Recognition

The aggregate amount of transaction price allocated to material rights that remain unsatisfied as of March 31, 2019 is $1,383. We expect to recognize into revenue, 58% of this balance in the next 9 months, and the remaining 21%, 12%, 5% and 4% in 2020, 2021, 2022 and 2023, respectively.

Unearned revenue by segment was as follows:

	March 31, 2019	December 31, 2018
Automotive	$1,383	$1,597
Industrial	—	—
Total	$1,383	$1,597

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 9 – Revenue Recognition – Continued

Changes in unearned revenue were as follows:

Three Months Ended March 31, 2019
Balance, beginning of period	$1,597
Additions to unearned revenue	227
Reclassified to revenue	(281)
Reclassified to held for sale	(161)
Currency impacts	1
Balance, end of period	$1,383

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods.

Total costs to obtain a contract that were recognized on the consolidated condensed balance sheets as of March 31, 2019 and December 31, 2018 were immaterial.

Note 10 – New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (ASU) 2016-02, “Leases (Topic 842).” Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements.  The update and related amendments require lessees to recognize on their balance sheet a liability to make payments and a right-of-use asset representing its right to use the underlying asset for the lease term. Leases are to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income.

The update’s requirement to recognize the rights and obligations resulting from leases as assets and liabilities by lessees increases transparency and comparability of lease transactions between organizations.  New lessee disclosure requirements to provide information about the use of significant assumptions and judgements to identify and measure right-of-use assets and lease liabilities enhance the representation of leasing transactions in financial statement note disclosures.

We elected to adopt ASU 2016-02 and related amendments on its effective date, January 1, 2019, and recognized a cumulative-effect adjustment to the opening balance in retained earnings.  Financial information has not been updated and disclosure under the new standard have not been provided to dates and periods before January 1, 2019. We elected the package of practical expedients provided in ASU 2016-02, which permits companies not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected the use-of-hindsight to determine whether lease terms include periods covered by the lessee’s option to extend or terminate a lease, whether to purchase the underlying asset at the end of the lease agreement, and in assessing impairment of operating lease right-of-use assets. Finally, we elected not to assess whether existing or expired land easements that were not previously accounted for as leases are or contain a lease. Land easements previously accounted for as leases are not eligible for this practical expedient.

ASU 2016-02 did not have an impact on our consolidated condensed statement of income for the three-month period ended March 31, 2019, but had a significant impact on our consolidated condensed balance sheet as of March 31, 2019. Gentherm recognized $17,146 and $16,697 in new operating lease right-of-use assets and lease liabilities, respectively, on our consolidated condensed balance sheet for the right to use lease assets, a difference of $449. Gentherm recognized $261 of this difference as an adjustment to the 2019 opening balance in retained earnings, net of tax effects totaling $114. The remaining $74 difference between operating lease right-of-use assets and lease liabilities for leases that existed as of the adoption date was recognized as a reduction to prepaid and other current assets.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 10 – New Accounting Pronouncements – Continued

ASU 2016-02 provides lessees with practical expedients applicable on an ongoing basis, beyond the period of adoption. First, lessees may elect, by class of underlying asset, to not recognize operating lease right-of-use assets and lease liabilities from leases with an original lease term of 12 months or less. For entities that elect this accounting policy for short term leases, lease payments from short term leases are recognized on a straight-line basis over the lease term in the Company’s consolidated condensed statement of income. Second, lessees may elect, by class of underlying assets, to not separate nonlease components that are associated with lease components in a lease agreement and instead to account for them together as a single lease component. The Company elected these ongoing practical expedients during the three-month period March 31, 2019 and applied them to all classes of leased assets.

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

ASU 2018-16 is effective for annual and interim periods beginning after December 15, 2018.  Early adoption of the amendments in this update is permitted. The amendments in this update should be adopted on a prospective basis for qualifying new or redesigned hedging relationships entered into on or after the date of adoption.  We have adopted ASU 2018-16 and related amendments effective January 1, 2019. Since we did not execute any U.S. benchmark interest rate transactions during the adoption of this update and related amendments, the update and related amendments did not have an impact on the Company’s financial statements for three-month period ended March 31, 2019.

Recently Issued Accounting Pronouncements Not Yet Adopted

Cloud Computing Arrangements That Are Service Contracts

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 provides guidance on when costs incurred to implement a hosting arrangement that is a service contract are and are not capitalized, aligning with the guidance for capitalizing implementation costs incurred to develop or obtain internal-use software. Entities must first determine the project stage of the implementation activity; depending on their nature, costs for implementation activities in the application development stage are capitalized and costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. Capitalized implementation costs should be amortized over the term of the hosting arrangement on a straight-line basis and presented in the same line items in the statement of income as the expense for fees for the associated hosting arrangements.  Similarly, capitalized implementation costs should be presented in same line item in the balance sheet as prepaid fees for the associated hosting arrangement and cash flows from capitalized implementation costs should be classified in the same manner as cash flows for the fees for the associated hosting arrangement.

ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019. Early adoption of the amendments in this update is permitted, including adoption in any interim period for which financial statements have not yet been issued. ASU 2018-15 permits two methods of adoption: prospectively to costs for activities performed on or after the date the entity first applies the content from the update, or retrospectively to all periods presented. We are currently in the process of determining the impact implementation of ASU 2018-15 will have on the Company’s financial statements and note disclosures.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 10 – New Accounting Pronouncements – Continued

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 11 – Leases

The Company has operating leases for office, manufacturing and research and development facilities, as well as leases for the ground with which certain manufacturing facilities sit atop. We also have operating leases for office equipment and automobiles. Excluding ground leases, our leases have remaining lease terms ranging from 1 year to 8 years and may include options to extend the lease for an additional term equal to the original term of the lease.  Ground operating leases have remaining lease terms that range from 30 to 45 years and some which specify that the end of the lease term is at the discretion of the lessee. We do not have lease arrangements with related parties.

Information about Gentherm’s total lease costs for the three months ended March 31, 2019 is as follows:

Three Months Ended March 31, 2019
Lease cost
Operating lease cost	$1,333
Short-term lease cost	955
Sublease income	(13)
Total lease cost	$2,275
Supplemental Cash Flow Information
Gain on sale and leaseback transactions, net	$207
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,392
Right-of-use lease assets obtained in exchange for lease obligations:
Operating leases	$2,234
Weighted Average Remaining Lease Term
Operating leases	5.7 years
Weighted Average Discount Rate
Operating leases	5.4%

A summary of operating leases as of March 31, 2019, under all non-cancellable operating leases with terms exceeding one year is as follows:

2019 (excluding the three-month period ended March 31, 2019)	$4,100
2020	4,434
2021	2,598
2022	1,626
2023	934
2024 or later	2,726
Total future minimum lease payments	16,418
Less imputed interest	(2,908)
Total	13,510

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 12 – Assets and Liabilities Held for Sale

During 2018, the Company determined that GPT met the held for sale criteria and recognized $2,190 in impairment loss on assets held for sale. During the three-month period ended March 31, 2019, the Company determined an equity investment met the held for sale criteria and recognized an impairment of $3,486. During the three-month period ended March 31, 2019, the Company recognized and additional $6,998 in impairment losses on assets held for sale. See Note 2 for information about the Company’s held for sale accounting policy, including a description of the criteria necessary for a disposal group to qualify for classification as held for sale. GPT did not meet the criteria to be classified as a discontinued operation.

The assets and liabilities of the disposal group classified as held for sale as of March 31, 2019 are as follows:

Accounts receivable, net	$2,149
Inventory, net	5,891
Prepaid expenses and other assets	240
Operating lease right-of-use assets	4,143
Investment	1,000
Property and equipment, net	7,291
Other intangible assets, net	993
Deferred income tax assets	4,490
Impairment loss	(9,188)
Total assets held for sale	$17,009

Accounts payable	$536
Accrued liabilities	2,326
Operating lease liabilities	4,147
Total liabilities held for sale	$7,009

Management’s estimates used to record impairment expense are inherently uncertain and may change in future periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to execute our new strategic plan, our ability to finance sufficient working capital, the amount of availability under our credit agreement and other indebtedness, our ability to continue to maintain or increase sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs.  Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the consolidated condensed financial statements. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof or as of the date specified and are based on management’s current expectations and beliefs.  Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018, and subsequent reports filed with or furnished to the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements.  Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and related notes thereto included elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

Gentherm Incorporated is a global technology and industry leader in the design, development, and manufacturing of innovative thermal management technologies.  Our products provide solutions for automotive passenger climate comfort and convenience, battery thermal management and cell connecting systems, as well as patient temperature management within the health care industry. Our automotive products can be found on the vehicles of nearly all major automotive manufacturers operating in North America, Europe and Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities and to identify future thermal technology product opportunities in both automotive and other markets. We concentrate our research on the development of new technologies and new applications from existing technologies to create product and market opportunities for a wide array of thermal management solutions.

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

Reportable Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Industrial.  See Note 4 to the consolidated condensed financial statements for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income.  The financial information used by our chief operating decision maker to assess operating performance and allocate resources is based on these reportable segments.

Sale of Cincinnati Sub-Zero Industrial Chamber Business (CSZ-IC)

On February 1, 2019, as part of the Company’s Fit-for-Growth initiative to eliminate investments in non-core businesses, we completed the sale of the Cincinnati Sub-Zero industrial chamber business (“CSZ-IC”) and former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47.5 million, including $2.5 million of the cash proceeds were placed into an escrow account for a period of up to one year as partial security for the Company’s obligations under the sale agreement. In connection with the sale, Gentherm entered into an operating lease agreement for a portion of the office and manufacturing building space purchased by Weiss Technik North America, Inc. The Company recognized a $5.0 million pre-tax gain on the sale of CSZ-IC during the three-month period ended March 31, 2019.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies and Basis of Presentation,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.  With the exception of leases, there have been no significant accounting policy changes during the three-month period ended March 31, 2019. See Note 10 for information about the adoption of ASU 2016-02, “Leases”.

Results of Operations First Quarter 2019 Compared with First Quarter 2018

Product revenues. Product revenues by product category, in thousands, for the three-month period ended March 31, 2019 (“First Quarter 2019) and 2018 (“First Quarter 2018) are as follows:

	Three Months Ended March 31,
	2019	2018	% Change
Climate Control Seats (CCS)	$94,354	$88,218	7.0%
Seat Heaters	73,920	84,220	(12.2)%
Steering Wheel Heaters	16,970	17,557	(3.3)%
Automotive Cables	23,749	26,865	(11.6)%
Battery Thermal Management (BTM)(a)	10,745	4,161	158.2%
Electronics	12,852	15,188	(15.4)%
Other Automotive	9,767	6,212	57.2%
Subtotal Automotive	$242,357	$242,421	—%
Remote Power Generation (GPT)	3,959	4,662	(15.1)%
Industrial Chambers	3,418	10,213	(66.5)%
Gentherm Medical	8,187	7,290	12.3%
Subtotal Industrial	$15,564	$22,165	(29.8)%
Total Company	$257,921	$264,586	(2.5)%

a)

Battery Thermal Management or BTM product revenues include Gentherm’s automotive grade, low cost, heat resistant fans and blowers used by customer for battery cooling through ventilation and production level shipments of the advanced TED based active cool system.

Product revenues during First Quarter 2019 were $257.9 million compared with product revenues of $264.6 million during First Quarter 2018, a decrease of $6.7 million, or 2.5%. Product revenues in the automotive segment decreased $64 thousand to $242.4 million during First Quarter 2019 as compared to First Quarter 2018. During First Quarter 2019, the relative market value of the Euro declined against the US Dollar, which had a negative impact on our product revenues from sales to customers in Europe, much of which are denominated in European Euros. Adjusting for the impact from foreign currency translation, First Quarter 2019 automotive product revenues would have been $249.1 million, or 2.8% higher than automotive revenues during First Quarter 2018. The growth in product revenues in the automotive segment was driven by higher sales of CCS and BTM, partially offset by lower sales of seat heaters, steering wheel heaters and automotive cables.

Our automotive segment revenues outperformed automotive vehicle product volumes during First Quarter 2019, despite a 6.7% decrease in actual light vehicle production in the Company’s key markets, including North America, Europe, Japan, Korea and China, as compared to light vehicle production during First Quarter 2018.

Product revenues in the industrial segment revenues decreased $6.6 million, or 29.8%, to $15.6 million during First Quarter 2019 due to the sale of CSZ-IC on February 1, 2019. Product revenues from GPT during First Quarter 2019 were $4.0 million compared to $4.7 million during First Quarter 2018, a decrease of $703 thousand, or 15.1%.  These decreases were partially offset by higher production revenues at Gentherm Medical. Gentherm Medical product revenues increased $900 thousand, or 12.3%, to $8.2 million during First Quarter 2019. At March 31, 2019, GPT was classified as held for sale on Gentherm’s consolidated condensed balance sheet.

Cost of Sales. Cost of sales was $182.6 million during First Quarter 2019 compared to $183.3 million during First Quarter 2018, a decrease of $730 thousand, or 0.4%. Adjusting for the impact from foreign currency translation, cost of sales during First Quarter

2019 would have been $187.3 million, or 2.2% higher as compared to First Quarter 2018. This increase was due to the higher automotive product revenues, increased tariffs, higher labor costs and higher product costs on BTM associated with the launch phase of the new actively cooled technology programs. These items were partially offset by savings realized from Fit-for-Growth cost reduction initiatives.

Net Research and Development Expenses. Net research and development expenses were $18.9 million during First Quarter 2019 compared to $23.3 million during First Quarter 2018, a decrease of $4.4 million, or 18.9%.  The decrease in net research and development expenses is a direct result of the Company’s focused portfolio and Fit-for-Growth cost reduction initiatives.

Research and development reimbursement totaled $3.7 million during First Quarter 2019 compared to $2.4 million during First Quarter 2018.  This increase was mainly attributable to higher-than-normal development expense reimbursements paid by customers for products launched during the period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $32.6 million during First Quarter 2019, a decrease of $3.8 million, or 10.5%, from $36.4 million during First Quarter 2018.  The decrease was primarily driven by the impact of the Fit-for-Growth cost reduction initiatives and the sale of CSZ-IC on February 1, 2019.

Restructuring expenses.  The Company recognized $1.9 million in restructuring expenses during First Quarter 2019 associated with the Fit-for-Growth program compared to $865 thousand recognized in First Quarter 2018, an increase of $1.1 million or 121.3%. These costs primarily related to the sale of CSZ-IC and the marketing of GPT to potential buyers.

Foreign currency gain (loss).  During First Quarter 2019 we incurred a net foreign currency gain of $203 thousand which included a net realized loss of $791 thousand and a net unrealized gain of $994 thousand.  The unrealized loss was primarily the result of holding significant amounts of U.S. Dollar cash at our subsidiaries in Europe which have the European Euro as the functional currency and due to certain intercompany relationships between these European subsidiaries and our U.S. based companies.  During First Quarter 2018, we had a foreign currency loss of $4.6 million which included an unrealized loss of $3.6 million.  In comparison to First Quarter 2018, the foreign currency impact during First Quarter 2019 was lower due to a smaller change in currency exchange rates during First Quarter 2019 as compared to First Quarter 2018.

Gain on sale of business. On February 1, 2019, as part of Company’s Fit-for-Growth initiative to eliminate investments in non-core businesses, we completed the sale of the CSZ-IC and former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47.5 million, including $2.5 million of cash proceeds placed into an escrow account for a period of up to one year. The Company recognized a pre-tax gain of $5.0 million on the sale of CSZ-IC during the three-month period ended March 31, 2019.

Impairment loss. During the First Quarter 2019, the Company recorded an impairment loss totaling $10.5 million associated with the Company’s plans to divest GPT.  The loss is not expected to be deductible for income tax purposes.

Income Tax Expense. We recorded an income tax expense of $6.9 million during First Quarter 2019 on earnings before income tax of $15.3 million.  The pre-tax earnings amount included the non-deductible impairment loss of $10.5 million.  Adjusting for the impairment loss, the effective tax rate was 26.7% for the First Quarter 2019.  During First Quarter 2018, we recorded an income tax expense of $3.0 million on earnings before tax of $16.0 million, or 19.0%.  The effective tax rate for First Quarter 2018 differed from the Federal statutory rate of 21% primarily due to certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions, partly offset by unfavorable effects from the U.S. tax reform, such as global intangible low-tax income (“GILTI”), enacted in December 2017. The effective tax rate for First Quarter 2019 was higher than the Federal statutory rate of 21% primarily due to the impact of higher statutory rates for our subsidiaries operating in foreign jurisdictions and effects from the U.S. tax reform, such as GILTI.

Liquidity and Capital Resources

Cash and Cash Flows

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings.  Our new strategic plan sets forth a capital allocation strategy that includes a targeted debt-to-earnings leverage ratio and allows for some of our cash flows to be paid back to investors through Common Stock repurchases.  On June 25, 2018, our Board of Directors increased the Company’s stock repurchase authorization to $300 million, of which $138.6 million of availability remained as of March 31, 2019.  This authorization expires on December 16, 2020. Based on its current operating plan, management believes cash and cash equivalents at March 31, 2019, together with cash flows from operating activities, and borrowings available under our credit agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months.

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

The following table represents our cash and cash equivalents and restricted cash:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(In thousands)
Cash, cash equivalents and restricted cash at beginning of period	$39,620	$103,172
Cash provided by operating activities	6,881	5,590
Cash provided by (used in) investing activities	42,378	(8,393)
Cash used in financing activities	(47,401)	(35,400)
Foreign currency effect on cash and cash equivalents	(209)	5,513
Cash, cash equivalents and restricted cash at end of period	$41,269	$70,482

Cash Flows From Operating Activities

We manage our cash, cash equivalents and restricted cash in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. The following table compares the cash flows from operating activities during First Quarter 2019 and First Quarter 2018:

	Three Months Ended March 31,
	2019	2018	Change
Operating Activities:	(In thousands)
Net income	$8,414	$12,966	$(4,552)
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,052	12,892	(1,840)
Deferred income taxes	1,749	(707)	2,456
Stock compensation	1,968	2,202	(234)
Defined benefit plan (income) expense	(617)	298	(915)
Provision for doubtful accounts	229	41	188
Loss on sale of property and equipment	178	85	93
Operating lease expense	1,333	—	1,333
Impairment loss	10,484	—	10,484
Gain on sale of business	(4,970)	—	(4,970)
Net income before changes in operating assets and liabilities	29,820	27,777	2,043
Changes in operating assets and liabilities:
Accounts receivable	(8,293)	(9,691)	1,398
Inventory	(229)	1,903	(2,132)
Prepaid expenses and other assets	(5,553)	(4,881)	(672)
Accounts payable	(2,079)	1,290	(3,369)
Accrued liabilities	(6,785)	(10,808)	4,023
Net cash provided by operating activities	$6,881	$5,590	$1,291

Cash provided by operating activities during First Quarter 2019 was $6.9 million, representing an increase of $1.3 million from cash provided in operating activities during First Quarter 2018, which was $5.6 million. The following table highlights significant differences between the operating cash flows for the three-month periods ending March 31, 2019 and 2018, respectively:

(In thousands)
Net cash provided by operating activities during First Quarter 2018	$5,590
Increase from higher net income before changes in operating assets and liabilities	2,043
Changes in working capital, net	6,337
Other changes in working capital, net.	(7,089)
Net cash provided by operating activities during First Quarter 2019	$6,881

Net cash provided by operating activities before changes in operating assets and liabilities increased during First Quarter 2019 due to non-cash impairment losses of $10.5 million, partially offset by a $5.0 gain recognized on the sale of CSZ-IC. Additionally, working capital, net provided favorable cash flows related to accounts payable and accrued liabilities and unfavorable amounts related to accounts receivable, inventory, and prepaid expenses and other assets.

The following table illustrates changes in working capital during First Quarter 2019:

(In thousands)
Working capital at December 31, 2018	$267,679
Increase in cash, cash equivalents and restricted cash	1,878
Impairment loss on assets classified as held for sale	(10,484)
Foreign currency effect on working capital	(1,018)
Increase in accounts receivable	8,627
Decrease in tax receivables	(2,415)
Increase in inventory	84
Increase in prepaid expenses and other assets	4,223
Decrease in accounts payable	1,694
Decrease in accrued liabilities	1,815
Decrease in working capital due to the sale of a business	(42,530)
Increase in net current assets classified as held for sale	5,974
Working capital at March 31, 2019	$235,527

The following table highlights significant transactions that contributed to the increase in cash, cash equivalents and restricted cash during the three-month period ended March 31, 2019:

(in Thousands)
Net cash provided by operating activities	$6,881
Purchases of property and equipment	(5,150)
Repayments of Debt	(49,627)
Borrowings from U.S. Revolving Note	10,428
Stock repurchases	(8,040)
Proceeds from the sale of CSZ-IC	47,500
Other items	(114)
Increase in cash	$1,878

In addition to these transactions, working capital was impacted by increases in accounts receivable, inventory, and prepaid expenses and other assets, and decreases in accounts payable, accrued liabilities and tax receivables.  The changes in current assets and liabilities reflect the classification of additional assets related to GPT (disposal group) as held for sale during First Quarter 2019.  All assets and liabilities of the disposal group are classified as held for sale within current assets and current liabilities, respectively, on the Company’s consolidated balance sheet as of March 31, 2019.  See Note 12 to our consolidated condensed financial statement for additional information about the assets and liabilities classified as held for sale.

Cash Flows From Investing Activities

Cash used in investing activities was $42.4 million during First Quarter 2019, reflecting cash proceeds of $47.5 million related to the sale of CSZ-IC, partially offset by purchases of property and equipment related to the expansion of production capacity, totaling $5.1 million.

Cash Flows From Financing Activities

Cash used in financing activities was $47.4 million during First Quarter 2019, reflecting payments of principal on the U.S. Revolving Note, the DEG China Loan and the DEG Vietnam Loan totaling $49.6 million in aggregate partially offset by additional borrowings on the U.S. Revolving Note totaling $10.4 million.  As of March 31, 2019, the total availability under the U.S. Revolving Note was $261.1 million. Cash was also paid in First Quarter 2019 for cancellations of restricted stock awards totaling $376 thousand, and for the repurchase of Common Stock totaling $8.0 million.

Off-Balance Sheet Arrangements

We use letters of credit to guarantee our performance under specific construction contracts executed by our subsidiaries, GPT and Gentherm Medical.  The expiration dates of the letter of credit contracts coincide with the expected completion date of the contract.  Extensions are normally made if performance obligations continue beyond the expected completion date.  At March 31, 2019, we had outstanding letters of credit of $11 thousand, a decrease from $455 thousand at December 31, 2018.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $24.1 million and $33.3 million outstanding at March 31, 2019 and December 31, 2018, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  No commodity swap contracts were outstanding at March 31, 2019 or at December 31, 2018.

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

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of March 31, 2019 is set forth in Note 6 to the consolidated condensed financial statements included herein.

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

March 31, 2019

	Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(In thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$449	—	—	—	—	—	$449	$450
Fixed Interest Rate	4.25%						4.25%
Variable Rate ($USD)	—	—	88,854	—	$—	—	$88,854	$88,854
Average Interest Rate			4.00%				4.00%
Fixed Rate ($USD)	$2,500	$2,500	$2,500	$2,500	$1,250	—	$11,250	$11,325
Fixed Interest Rate	5.21%	5.21%	5.21%	5.21%	5.21%		5.21%

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

March 31, 2019

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(In thousands except rate information)
$U.S. functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount	$24,114	—	—	—	—	—	$24,114	$857
Average Contract Rate	20.53						20.53
ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we began implementing a remediation plan to address the material weakness mentioned above. The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2019.

(b) Changes in Internal Control over Financial Reporting

During the three-month period ended March 31, 2019, we implemented new lease accounting processes in conjunction with the adoption of ASU 2016-02, "Leases," on January 1, 2019. These implementations resulted in a material change in a component of our internal control over financial reporting.

Except with respect to the remediation efforts referenced above and the changes related to the adoption of ASU 2016-02, there were no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2019, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three-month period ended March 31, 2019.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.  You should carefully consider the risks and uncertainties described therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During First Quarter 2019

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2019 to January 31, 2019	153,967	$40.04	153,967	$140,435,896
February 1, 2019 to February 28, 2019	46,414	$40.42	46,414	$138,559,799
March 1, 2019 to March 31, 2019	—	$—	—	$138,559,799

(1)

All shares were purchased on the open-market in accordance with Gentherm’s Stock Repurchase Program, including, in part, pursuant to a plan adopted by the Company in accordance with Rule 10b5-1 promulgated by the U.S. Securities and Exchange Commission.

(2)

The Stock Repurchase Program authorizes Gentherm to repurchase shares up to $300 million. The Stock Repurchase Program expires on December 16, 2020. The authorization of this Stock Repurchase Program does not require that the Company repurchase any specific dollar value or number of share and may be modified, extended or terminated by the Company’s Board of Directors at any time.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.1	Amended and Restated Gentherm Incorporated Senior Level Performance Bonus Plan		10-K	12/31/18	10.2	2/26/19
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*   Indicates management contract or compensatory plan or arrangement

** Documents are furnished not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ PHILLIP EYLER
Phillip Eyler
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2019

/s/ MATTEO ANVERSA
Matteo Anversa
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 1, 2019