Form 10-Q
period 2019-06-30
GENTHERM Inc
filed 2019-07-26
CIK 903129

x

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 0-21810

GENTHERM INCORPORATED

(Exact name of registrant as specified in its charter)

Michigan	95-4318554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
21680 Haggerty Road, Northville, MI	48167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 504-0500

Securities registered pursuant to Section 12-(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	THRM	The NASDAQ Global Select Market

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

At July 25, 2019, there were 32,982,600 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$33,677	$39,620
Restricted cash	2,504	—
Accounts receivable, less allowance of $1,399 and $851, respectively	171,640	166,858
Inventory:
Raw materials	66,181	61,679
Work in process	6,660	5,939
Finished goods	39,772	44,917
Inventory, net	112,613	112,535
Derivative financial instruments	1,155	92
Prepaid expenses and other assets	50,128	54,271
Assets held for sale	6,714	69,699
Total current assets	378,431	443,075
Property and equipment, net	169,345	171,380
Goodwill	65,114	55,311
Other intangible assets, net	55,479	56,385
Operating lease right-of-use assets	13,267	—
Deferred financing costs	1,782	647
Deferred income tax assets	60,071	64,024
Other non-current assets	8,421	12,225
Total assets	$751,910	$803,047
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84,009	$93,113
Accrued liabilities	62,706	65,808
Current lease liabilities	5,031	—
Current maturities of long-term debt	2,955	3,413
Liabilities held for sale	6,714	13,062
Total current liabilities	161,415	175,396
Pension benefit obligation	6,765	7,211
Non-current lease liabilities	7,741	—
Long-term debt, less current maturities	104,393	136,477
Deferred income tax liabilities	2,577	1,177
Other non-current liabilities	3,738	3,087
Total liabilities	$286,629	$323,348
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 33,147,567 and 33,856,629 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	115,310	140,300
Paid-in capital	14,020	14,934
Accumulated other comprehensive loss	(39,440)	(39,500)
Accumulated earnings	375,391	363,965
Total shareholders’ equity	465,281	479,699
Total liabilities and shareholders’ equity	$751,910	$803,047

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenues	$243,326	$266,400	$501,247	$530,986
Cost of sales	170,612	189,308	353,226	372,652
Gross margin	72,714	77,092	148,021	158,334
Operating expenses:
Net research and development expenses	19,255	21,022	38,152	44,326
Selling, general and administrative expenses	31,829	34,262	64,442	70,686
Acquisition transaction expenses	342	—	380	—
Restructuring expenses	1,231	6,215	3,145	7,080
Total operating expenses	52,657	61,499	106,119	122,092
Operating income	20,057	15,593	41,902	36,242
Interest expense	(1,240)	(1,240)	(2,608)	(2,420)
Foreign currency (loss) gain	(804)	5,174	(601)	596
Gain on sale of business	—	—	4,970	—
Impairment loss	(9,885)	—	(20,369)	—
Other income	171	215	314	1,326
Earnings before income tax	8,299	19,742	23,608	35,744
Income tax expense	5,548	3,083	12,443	6,119
Net income	$2,751	$16,659	$11,165	$29,625
Basic earnings per share	$0.08	$0.46	$0.33	$0.81
Diluted earnings per share	$0.08	$0.45	$0.33	$0.81
Weighted average number of shares – basic	33,441	36,523	33,508	36,560
Weighted average number of shares – diluted	33,574	36,667	33,651	36,663

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$2,751	$16,659	$11,165	$29,625
Other comprehensive income (loss), gross of tax:
Foreign currency translation adjustments gain (loss)	3,477	(22,994)	(597)	(11,244)
Unrealized gain (loss) on foreign currency derivative securities	297	(1,561)	1,063	551
Unrealized loss on commodity derivative securities	—	—	—	(218)
Other comprehensive income (loss), gross of tax	$3,774	$(24,555)	$466	$(10,911)
Other comprehensive income (loss), related tax effect:
Cumulative effect of accounting change due to ASU 2018-02	—	—	—	(40)
Foreign currency translation adjustments gain (loss)	3	(156)	(174)	(232)
Unrealized gain (loss) on foreign currency derivative securities	(65)	419	(232)	(148)
Unrealized loss on commodity derivative securities	—	—	—	(68)
Other comprehensive income (loss), related tax effect	$(62)	$263	$(406)	$(488)
Other comprehensive (loss) income, net of tax	$3,712	$(24,292)	$60	$(11,399)
Comprehensive income (loss)	$6,463	$(7,633)	$11,225	$18,226

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net income	$11,165	$29,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,217	25,823
Deferred income taxes	3,070	(1,799)
Stock compensation	3,291	4,063
Defined benefit plan income	(699)	(103)
Provision of doubtful accounts	545	204
Loss on sale of property and equipment	227	2,156
Operating lease expense	2,903	—
Impairment loss	20,369	—
Gain on sale of business	(4,970)	—
Changes in assets and liabilities:
Accounts receivable	(4,021)	(17,469)
Inventory	1,650	1,631
Prepaid expenses and other assets	276	(12,094)
Accounts payable	(9,528)	10,540
Accrued liabilities	(6,087)	(10,034)
Net cash provided by operating activities	40,408	32,543
Investing Activities:
Proceeds from the sale of property and equipment	82	698
Proceeds from sale of a business	47,500	—
Acquisition of subsidiary, net of cash acquired	(15,476)	(15)
Purchases of property and equipment	(13,024)	(22,138)
Net cash provided by (used in) investing activities	19,082	(21,455)
Financing Activities:
Borrowing of debt	28,371	15,000
Repayments of debt	(61,120)	(46,742)
Cash paid for financing costs	(1,278)	—
Cash paid for the cancellation of restricted stock	(926)	(882)
Proceeds from the exercise of Common Stock options	4,771	4,966
Repurchase of Common Stock	(33,040)	(20,241)
Net cash used in financing activities	(63,222)	(47,899)
Foreign currency effect	293	(1,004)
Net decrease in cash, cash equivalents and restricted cash	(3,439)	(37,815)
Cash, cash equivalents and restricted cash at beginning of period	39,620	103,172
Cash, cash equivalents and restricted cash at end of period	$36,181	$65,357
Supplemental disclosure of cash flow information:
Cash paid for taxes	$3,522	$18,100
Cash paid for interest	$2,712	$2,608
Supplemental disclosure of non-cash transactions:
Common Stock issued to Board of Directors and employees	$3,019	$2,419

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at March 31, 2019	33,653	$134,486	$14,513	$(43,152)	$372,640	$478,487
Stock repurchase	(630)	(25,000)	—	—	—	(25,000)
Exercise of Common Stock options for cash	116	4,936	(379)	—	—	4,557
Cancellation of restricted stock	(21)	(550)	—	—	—	(550)
Stock option compensation	—	—	(114)	—	—	(114)
Common Stock issued to Board of Directors and employees	30	1,438	—	—	—	1,438
Currency translation, net	—	—	—	3,480	—	3,480
Foreign currency hedge, net	—	—	—	232	—	232
Net income	—	—	—	—	2,751	2,751
Balance at June 30, 2019	33,148	$115,310	$14,020	$(39,440)	$375,391	$465,281

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at March 31, 2018	36,794	$266,812	$16,155	$(7,551)	$335,032	$610,448
Stock repurchase	(629)	(20,241)	—	—	—	(20,241)
Exercise of Common Stock options for cash	241	5,335	(1,120)	—	—	4,215
Cancellation of restricted stock	(25)	(223)	—	—	—	(223)
Stock option compensation	—	—	803	—	—	803
Common Stock issued to Board of Directors and employees	20	1,057	—	—	—	1,057
Currency translation, net	—	—	—	(23,150)	—	(23,150)
Foreign currency hedge, net	—	—	—	(1,142)	—	(1,142)
Net income	—	—	—	—	16,659	16,659
Balance at June 30, 2018	36,401	$252,740	$15,838	$(31,843)	$351,691	$588,426

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2018	33,857	$140,300	$14,934	$(39,500)	$363,965	$479,699
Cumulative effect of accounting change due to adoption of ASU 2016-02	—	—	—	—	261	261
Stock repurchase	(830)	(33,040)	—	—	—	(33,040)
Exercise of Common Stock options for cash	129	5,957	(1,186)	—	—	4,771
Cancellation of restricted stock	(38)	(926)	—	—	—	(926)
Stock option compensation	—	—	272	—	—	272
Common Stock issued to Board of Directors and employees	30	3,019	—	—	—	3,019
Currency translation, net	—	—	—	(771)	—	(771)
Foreign currency hedge, net	—	—	—	831	—	831
Net income	—	—	—	—	11,165	11,165
Balance at June 30, 2019	33,148	$115,310	$14,020	$(39,440)	$375,391	$465,281

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2017	36,761	$265,048	$15,625	$(20,444)	$293,645	$553,874
Cumulative effect of accounting change due to adoption of ASU 2014-09	—	—	—	—	(3,264)	(3,264)
Cumulative effect of accounting change due to adoption of ASU 2016-16	—	—	—	—	31,645	31,645
Cumulative effect of accounting change due to adoption of ASU 2018-02	—	—	—	(40)	40	—
Exercise of Common Stock options for cash	298	6,396	(1,430)	—	—	4,966
Cancellation of restricted stock	(49)	(882)	—	—	—	(882)
Stock option compensation	—	—	1,643	—	—	1,643
Commons stock issued to Board of Directors and employees	20	2,419	—	—	—	2,419
Stock repurchase	(629)	(20,241)	—	—	—	(20,241)
Currency translation, net	—	—	—	(11,476)	—	(11,476)
Foreign currency hedge, net	—	—	—	403	—	403
Commodity hedge, net	—	—	—	(286)	—	(286)
Net income	—	—	—	—	29,625	29,625
Balance at June 30, 2018	36,401	$252,740	$15,838	$(31,843)	$351,691	$588,426

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

Sale of Cincinnati Sub-Zero Industrial Chamber Business (CSZ-IC)

On February 1, 2019, as part of the Company’s Fit-for-Growth initiative to eliminate investments in non-core businesses, we completed the sale of the Cincinnati Sub-Zero industrial chamber business (“CSZ-IC”) and former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47,500, including $2,500 of the cash proceeds were placed into an escrow account for a period of up to one year as partial security for the Company’s obligations under the sale agreement. In connection with the sale, Gentherm entered into an operating lease agreement for a portion of the office and manufacturing building space purchased by Weiss Technik North America, Inc. The Company recognized a $4,970 pre-tax gain on the sale of CSZ-IC during the six-month period ended June 30, 2019.

Restructuring

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the three- and six-month periods ended June 30, 2019, the Company recognized $860 and $1,259 of one-time employee termination costs, respectively, and $349 and $349 of consultant costs, respectively. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead costs. These discrete restructuring actions are expected to approximate the total cumulative costs for those actions. The Company will continue to explore opportunities to improve its future profitability and competitiveness. These actions may result in the recognition of additional restructuring charges that could be material.

During the three- and six-month periods ended June 30, 2018, the Company recognized $1,057 and $1,737 of one-time employee termination costs, respectively, and $37 and $1,499 of consultant costs, respectively.

Advanced Research and Development Rationalization and Site Consolidation

In June 2018, Gentherm completed a sale of its battery management systems division located in Irvine, California. A loss on the sale of $1,107 was recognized in restructuring expenses during the three- and six-month periods ended June 30, 2018. An additional loss of $425 was recognized during the six-month period ended June 30, 2019.

During the three- and six-month periods ended June 30, 2018, Gentherm recognized $881 in one-time employee termination costs and $435 in contract termination costs associated with the closure of two leased facilities located in Azusa, California. Upon the adoption of ASU 2016-02, the remaining restructuring reserve related to the contract termination costs was released and an operating lease liability was established in its place.

The Company has recorded approximately $4,669 of restructuring expenses since inception of this program and it is considered substantially complete.

GPT and CSZ-IC

During 2018, Gentherm launched a program to actively market GPT and CSZ-IC and initiated all other actions required to complete the divestiture plan.

During the three- and six-month periods ended June 30, 2019, the Company recognized $0 and $251 of one-time employee termination costs, respectively, and $22 and $861 of consultant costs, respectively.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 1 – The Company – Continued

During the three- and six-month periods ended June 30, 2018, the Company recognized $61 and $210 of one-time employee termination costs, respectively.

The Company has recorded approximately $2,173 of restructuring expenses since inception of this program. Management cannot reasonably estimate the total amount of additional costs expected to be incurred. See Note 13 to our consolidated condensed financial statements for additional information regarding the assets and liabilities classified as held for sale.

Restructuring Liability

Restructuring liabilities totaling $649 and $2,547 as of June 30, 2019 and December 31, 2018, respectively, are classified as accrued liabilities on the consolidated condensed balance sheets. A reconciliation of the beginning and ending restructuring liability is as follows:

	One-Time Employee Termination Benefit Costs	Contract Termination Costs	Consulting Costs	Asset Disposal Costs	Total
Six Months Ended June 30, 2019
Balance, beginning of period	$2,079	$389	$79	$—	$2,547
Additions, charged to restructuring expenses	1,510	—	1,210	425	3,145
Payments	(3,003)	(139)	(1,283)	(425)	(4,850)
Reclassification to lease liability	—	(193)	—	—	(193)
Balance, end of period	$586	$57	$6	$—	$649

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 1 – The Company – Continued

The cumulative amount of restructuring expenses incurred and recognized in the automotive and industrial reporting segments during the six-month period ended June 30, 2019 was $1,543 and $1,602, respectively.

Note 2 – Summary of Significant Accounting Policies and Basis of Presentation

Accounting Principles

Our unaudited consolidated condensed financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the audited annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of our results of operations, financial position and cash flows have been included. The balance sheet as of December 31, 2018 was derived from audited annual consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain reclassifications of prior year’s amounts have been made to conform with the current year’s presentation. Notably, $2,621 and $5,318 in customer relationship amortization was reclassified from product revenues to selling, general and administrative expenses for the three- and six-month periods ended June 30, 2018, respectively. Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Consolidation

The consolidated condensed financial statements at June 30, 2019 and December 31, 2018 and for the six-month periods ended June 30, 2019 and 2018, reflect the consolidated financial position, the consolidated operating results and the consolidated cash flows of the Company. Investments in affiliates in which Gentherm would not have control, but would have the ability to exercise significant influence over operating and financial policies, would be accounted for under the equity method. All other equity investments are measured at cost, less impairment, with changes in fair value recognized in net income.

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

(Unaudited)

Note 2 – Summary of Significant Accounting Policies and Basis of Presentation – Continued

Cash, cash equivalents and restricted cash

The Company has cash that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents on the consolidated condensed balance sheets to cash, cash equivalents and restricted cash presented on the consolidated condensed statements of cash flows is as follows:

Year	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents presented in the consolidated condensed balance sheets	$33,677	$39,620	$65,357	$103,172
Restricted cash	2,504	—	—	—
Cash, cash equivalents and restricted cash presented in the consolidated condensed statements of cash flows	$36,181	$39,620	$65,357	$103,172

Leases

The Company determines whether a contractual arrangement is or contains a lease at inception. Leases that are operating in nature are recognized in operating lease right-of-use assets, accrued liabilities and non-current lease liabilities on our consolidated condensed balance sheets. While Gentherm is not currently party to any leases that qualify as financing leases, right-of-use assets and liabilities recognized from financing leases would be presented separately from the right-of-use assets and liabilities recognized from operating leases on our consolidated condensed balance sheet.

Lease liabilities are measured initially at the present value of the sum of the future minimum rental payments at the commencement date of the lease.  Lease payments that will vary in the future due to changes in facts and circumstances are excluded from the calculation of rental payments, unless those variable payments are based on an index or rate. Rental payments are discounted using an incremental borrowing rate based on the Company’s credit rating, determined on a fully collateralized loan basis from information available at commencement date, and the duration of the lease term (the “reference rate”). Judgement is used to assess the importance of risk factor inputs during the computation of the Company’s credit rating. For significant leases at foreign subsidiaries denominated in U.S. Dollars, a risk premium associated with the borrower subsidiary’s country is added to the reference rate. For significant leases at foreign subsidiaries denominated in a foreign currency, the U.S. Dollar risk free rate with a duration similar to that of the lease term is subtracted from the reference rate and a corresponding foreign currency risk free rate with a duration similar to that of the lease term is added to the reference rate. Judgement is used to determine whether foreign subsidiary leases are significant.

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

For all classes of underlying assets, the Company accounts for leases that contain separate lease and nonlease components as containing a single lease component. The Company does not recognize lease right-of-use assets and lease liabilities from leases with an original lease term of 12 months or less and, instead, recognizes rent payments on a straight-line basis over the lease term in the Company’s consolidated condensed statement of income. See Note 11 to our consolidated condensed financial statements for description of the changes made to our accounting policy for leases that resulted from the adoption of a new lease standard.

Impairments of Goodwill and Other Intangible Assets

Whenever events or changes in circumstances indicate that it is more likely than not that a reporting unit’s fair value is less than it’s carrying amount, the Company then compares the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. The fair value of a reporting unit is estimated by analyzing internal inputs (level 3) to calculate forward values and discounting those values to the present value.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Summary of Significant Accounting Policies and Basis of Presentation – Continued

There were no events or changes in circumstances which would indicate goodwill or other intangibles were impaired during the six-months ended June 30, 2019.

A rolled forward reconciliation of goodwill from December 31, 2018 to June 30, 2019 is as follows:

Six Months Ended June 30, 2019
Balance, beginning of period	$55,311
Stihler acquisition	9,816
Currency impact	(13)
Balance, end of period	$65,114

Assets and Liabilities Held for Sale

The Company classifies assets and liabilities (disposal group) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify as a completed sale within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less cost to sell. A loss resulting from this initial measurement is recognized in the period in which the held for sale criteria are met. The Company assesses the fair value of a disposal group, less cost to sell, each reporting period it remains classified as held for sale and reports any subsequent changes in the disposal group’s fair value less cost to sell (increase or decrease) as an adjustment to the disposal group’s carrying amount. Subsequent increases in fair value less cost to sell are recognized, but not in excess of the carrying amount of the disposal group at the time it was initially classified as held for sale.

The Company reports assets and liabilities of the disposal group in the line items assets held for sale and liabilities held for sale in the consolidated condensed balance sheets as of each period the disposal group meets the criteria to be classified as held for sale. See Note 13 to our consolidated condensed financial statements for information about the assets and liabilities classified as held for sale.

Note 3 – Business Acquisition

On April 1, 2019 Gentherm acquired Stihler Electronic GmbH (“Stihler”), a leading developer and manufacturer of patient and blood temperature management systems, for a purchase price of $15,476, net of cash acquired and including $653 of contingent consideration to be paid upon achievement of a milestone that must be completed by September 2020. In addition, the purchase agreement includes a contingent payment of $653 to be paid if the selling shareholder remains employed by Stihler through December 2020. This amount will be recorded as a component of selling, general and administrative expenses ratably over the service period. The results of operations of Stihler are reported within the Company’s Industrial segment from the date of acquisition. During the three- and six-month periods ended June 30, 2019, the Company incurred acquisition-related costs of approximately $342 and $380, respectively. These amounts were recorded as incurred, within the Company's consolidated statements of income.

     The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available in the second quarter of 2019. The preliminary purchase price and related allocation to the acquired net assets of Stihler, based on their estimated fair values, is shown below:

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Purchase price, cash consideration, net of cash acquired	$14,823
Purchase price, fair value of contingent consideration	653
Total purchase price, net of cash acquired	15,476

Accounts receivable	$883
Inventory	1,698
Prepaid expenses and other assets	241
Operating lease right-of-use assets	263
Property and equipment	260
Other intangible assets	4,380
Goodwill	9,816
Assumed liabilities	(2,065)

Net assets acquired	$15,476

Other intangible assets primarily include amounts recognized for the fair value of customer-related intangible assets, which will be amortized over their estimated useful lives of approximately 9 years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing an income approach. Goodwill recognized in this transaction is primarily attributable to intangible assets that do not qualify for separate recognition. It is estimated that $2,524 of the goodwill recognized will be deductible for income tax purposes.

The purchase price and related allocation are preliminary and could be revised for up to one year as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities, revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and intangible assets, and certain tax attributes.

The pro forma effect of the Stihler acquisition does not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements are presented.

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

The following summarizes the Common Stock included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average number of shares for calculation of basic EPS	33,440,764	36,523,742	33,508,479	36,560,193
Stock options, restricted stock awards and restricted stock units under equity incentive plans	132,844	143,257	142,638	103,033
Weighted average number of shares for calculation of diluted EPS	33,573,608	36,666,999	33,651,117	36,663,226

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 4 – Earnings Per Share – Continued

The following table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options outstanding for equity incentive plans	630	1,530	630	1,743

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

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three- and six-month period ended June 30, 2019 and 2018. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level. As of June 30, 2019, goodwill assigned to our Automotive and Industrial segments were $37,466 and $27,648, respectively. As of June 30, 2018, goodwill assigned to our Automotive and Industrial segments were $38,072 and $30,773, respectively.

Three Months Ended June 30,	Automotive	Industrial(1)	Reconciling Items	Consolidated Total

2019:
Product revenues	$229,700	$13,626	$—	$243,326
Depreciation and amortization	10,327	416	422	11,165
Operating income (loss)	37,931	(4,121)	(13,753)	20,057
2018:
Product revenues(1)	$243,150	$23,250	$—	$266,400
Depreciation and amortization	11,263	1,008	660	12,931
Operating income (loss)	37,240	(7,881)	(13,766)	15,593

(1)

Industrial segment includes $10,418 in product revenue, $635 in depreciation and amortization, and $237 in operating income from CSZ-IC for the three-month period ended June 30, 2018. On February 1, 2019, we completed the sale of CSZ-IC.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Segment Reporting – Continued

Six Months Ended June 30,	Automotive	Industrial(1)	Reconciling Items	Consolidated Total

2019:
Product revenues	$472,057	$29,190	$—	$501,247
Depreciation and amortization	20,490	839	888	22,217
Operating income (loss)	77,827	(8,635)	(27,290)	41,902
2018:
Product revenues(1)	$485,571	$45,415	$—	$530,986
Depreciation and amortization	22,368	2,063	1,392	25,823
Operating income (loss)	78,404	(14,561)	(27,601)	36,242

(1)

Industrial segment includes $3,418 and $20,631 in product revenues, $0 and $1,260 in depreciation and amortization, and $198 and $837 in operating income from CSZ-IC for the six-month periods ended June 30, 2019 and 2018, respectively.

Automotive and Industrial segment product revenues by product category for the three- and six-month periods ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,
	2019	2018	% Change
Climate Control Seats (CCS)	$88,437	$90,395	(2.1)%
Seat Heaters	73,628	80,176	(8.2)%
Steering Wheel Heaters	16,029	17,540	(8.6)%
Automotive Cables	22,205	25,645	(13.4)%
Battery Thermal Management (BTM)(a)	8,897	7,241	22.9%
Electronics	11,454	15,842	(27.6)%
Other Automotive	9,050	6,311	43.4%
Subtotal Automotive	$229,700	$243,150	(5.5)%
Remote Power Generation (GPT)	3,745	5,270	(28.9)%
Industrial Chambers	—	10,418	(100.0)%
Gentherm Medical	9,881	7,562	30.7%
Subtotal Industrial	$13,626	$23,250	(41.4)%
Total Company	$243,326	$266,400	(8.7)%

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 5 – Segment Reporting – Continued

	Six Months Ended June 30,
	2019	2018	% Change
Climate Control Seats (CCS)	$182,791	$178,613	2.3%
Seat Heaters	147,548	164,396	(10.2)%
Steering Wheel Heaters	32,999	35,097	(6.0)%
Automotive Cables	45,955	52,510	(12.5)%
Battery Thermal Management (BTM)	19,641	11,402	72.3%
Electronics	24,306	31,819	(23.6)%
Other Automotive	18,817	11,734	60.4%
Subtotal Automotive	$472,057	$485,571	(2.8)%
Remote Power Generation (GPT)	7,704	9,932	(22.4)%
Industrial Chambers	3,418	20,631	(83.4)%
Gentherm Medical	18,068	14,852	21.7%
Subtotal Industrial	$29,190	$45,415	(35.7)%
Total Company	$501,247	$530,986	(5.6)%

Total product revenues information by geographic area is as follows (based on shipment destination):

	Three Months Ended June 30,
	2019		2018
United States	$110,632	45.5%	$123,512	46.4%
Germany	20,300	8.3%	23,626	8.9%
Japan	20,003	8.2%	13,275	5.0%
China	16,410	6.7%	24,927	9.4%
South Korea	15,577	6.4%	15,783	5.9%
Czech Republic	10,009	4.1%	11,106	4.2%
Canada	10,102	4.2%	12,590	4.7%
United Kingdom	6,833	2.8%	8,467	3.2%
Other	33,460	13.8%	33,114	12.4%
Total Non-U.S.	$132,694	54.5%	$142,888	53.6%
	$243,326	100.0%	$266,400	100.0%

	Six Months Ended June 30,
	2019		2018
United States	$229,086	45.7%	$243,862	45.9%
Germany	43,510	8.7%	45,988	8.7%
Japan	38,594	7.7%	26,848	5.1%
China	32,007	6.4%	49,131	9.3%
South Korea	30,555	6.1%	29,605	5.6%
Czech Republic	22,151	4.4%	22,821	4.3%
Canada	20,393	4.1%	25,703	4.8%
United Kingdom	15,665	3.1%	19,312	3.6%
Other	69,286	13.8%	67,716	12.8%
Total Non-U.S.	$272,161	54.3%	$287,124	54.1%
	$501,247	100.0%	$530,986	100.0%

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 6 – Debt

Amended Credit Agreement

As of December 31, 2018, the Company, together with certain direct and indirect subsidiaries, had a credit agreement (the “Credit Agreement”) which included a revolving credit note (“U.S. Revolving Note”) with a maximum borrowing capacity of $350,000.

On June 27, 2019, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent. The Amended Credit Agreement amends and restates in its entirety the Credit Agreement. The outstanding principal and interest of the U.S. Revolving Note under the Credit Agreement continued and constitute obligations under the Amended Credit Agreement.

The Amended Credit Agreement increased the U.S. Revolving Note from $350,000 to $475,000 and extended the maturity from March 17, 2021 to June 27, 2024. Subject to specified conditions, the Company can increase the U.S. Revolving Note or incur secured term loans in an aggregate amount of $175,000.

The U.S. borrowers and guarantors participating in the Amended Credit Agreement have entered into a related amended and restated pledge and security agreement.  The amended and restated security agreement grants a security interest to the lenders in substantially all of the personal property of the Company and its U.S. subsidiaries designated as borrowers to secure their respective obligations under the Amended Credit Agreement, including the stock and membership interests of specified subsidiaries (limited to 66% of the stock in the case of certain non-U.S. subsidiaries). In addition to the security obligations, all obligations under the Amended Credit Agreement are unconditionally guaranteed by certain of the Company’s subsidiaries. The Amended Credit Agreement restricts the amount of dividend payments the Company can make to shareholders.

The Amended Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, and contain customary events of default. The Amended Credit Agreement also requires the Company to maintain a minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined in the agreement.

Under the Amended Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (2.40% at June 30, 2019) plus 0.50%, Bank of America’s prime rate (5.50% at June 30, 2019), or the Eurocurrency rate (0.00% at June 30, 2019) plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (2.40% at June 30, 2019). All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio reported by the Company. As long as the Company is not in default of the terms and conditions of the Amended Credit Agreement, the lowest and highest possible Applicable Rate is 1.25% and 2.25%, respectively, for Eurocurrency Rate Loans and 0.25% and 1.25%, respectively, for Base Rate Loans.

In connection with the Amended Credit Agreement, the Company incurred debt issuance costs of $1,278 which have been capitalized and will be amortized into interest expense over the term of the credit facility.

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

Undrawn borrowing capacity under the U.S. Revolving Note was $378,533 as of June 30, 2019. The following table summarizes the Company’s debt at June 30, 2019 and at December 31, 2018.

	June 30, 2019		December 31, 2018
	Interest Rate	Principal Balance	Principal Balance
Credit Agreement:
U.S. Revolving Note (U.S. Dollar Denominations)	3.65%	$73,000	$122,000
U.S. Revolving Note (Euro Denominations)	1.25%	23,893	5,727
DEG China Loan	4.25%	455	913
DEG Vietnam Loan	5.21%	10,000	11,250
Total debt		107,348	139,890
Current portion		(2,955)	(3,413)
Long-term debt, less current maturities		$104,393	$136,477

The scheduled principal maturities of our debt as of June 30, 2019 are as follows:

Year	U.S. Revolving Note	DEG China Note	DEG Vietnam Note	Total
Remainder of 2019	$—	$455	$1,250	$1,705
2020	—	—	2,500	2,500
2021	—	—	2,500	2,500
2022	—	—	2,500	2,500
2023	—	—	1,250	1,250
2024	96,893	—	—	96,893
Total	$96,893	$455	$10,000	$107,348

As of June 30, 2019, we were in compliance, in all material respects, with all terms as outlined in the Amended Credit Agreement, DEG China Loan and DEG Vietnam Loan.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 7 – Derivative Financial Instruments – Continued

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $23,473 and $33,250 outstanding as of June 30, 2019 and December 31, 2018, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years. No commodity swap contracts were outstanding at June 30, 2019 or at December 31, 2018.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated statements of income. See Note 9 for the amount of unrealized loss associated with foreign currency derivatives previously reported in accumulated other comprehensive loss that was reclassified into earnings during 2019. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of June 30, 2019 is as follows:

			Asset Derivatives		Liability Derivatives		Net Asset/ (Liabilities)
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$1,155	Current liabilities	$—	$1,155

Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

	Location	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
Foreign currency derivatives	Product revenues	$435	$(524)		$675	$(605)
	Selling, general and administrative	—	22		—	75
	Other comprehensive income	297	(1,561)		1,063	551
	Foreign currency (loss) gain	(32)	10		(69)	47
Total foreign currency derivatives		$700	$(2,053)		$1,669	$68
Commodity derivatives	Cost of sales	$—	$—		—	$145
	Other comprehensive income	—	—		—	(218)
Total commodity derivatives		$—	$—	$$	—	$(73)

We did not incur any hedge ineffectiveness during the three- and six-month periods ended June 30, 2019 and 2018.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 8 – Fair Value Measurements

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

Except for derivative instruments (see Note 7), a corporate owned life insurance policy, and the held for sale disposal group (see Note 13), the Company had no material financial assets and liabilities that are carried at fair value at June 30, 2019 and December 31, 2018. The carrying amounts of financial instruments comprising cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values due to the relatively short maturity of such instruments. The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).

As of June 30, 2019, and December 31, 2018, the carrying values of the indebtedness of the Company’s Amended Credit Agreement and Credit Agreement, respectively, were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).  Discount rates used to measure the fair value of the DEG Vietnam Loan and DEG China Loan are based on quoted swap rates. As of June 30, 2019, the carrying values of the DEG Vietnam Loan and DEG China Loan were $10,000 and $455, respectively, as compared to an estimated fair value of $10,030 and $462, respectively. As of December 31, 2018, the carrying value of the DEG Vietnam Loan and DEG China Loan were $11,250 and $913, respectively, as compared to an estimated fair value of $11,100 and $900, respectively.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 9 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the three- and six-month periods ended June 30, 2019 and 2018 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at March 31, 2019	$(2,339)	$(41,408)	$595		$(43,152)
Other comprehensive income before reclassifications	—	3,477	475		3,952
Income tax effect of other comprehensive income before reclassifications	—	3	(104)		(101)
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(178)	a	(178)
Income taxes reclassified into net income	—	—	39		39
Net current period other comprehensive income	—	3,480	232		3,712
Balance at June 30, 2019	$(2,339)	$(37,928)	$827		$(39,440)

(a)The amounts reclassified from accumulated other comprehensive loss are included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at March 31, 2018	$(2,415)	$(5,881)	$745		$(7,551)
Other comprehensive loss before reclassifications	—	(22,994)	(1,392)		(24,386)
Income tax effect of other comprehensive loss before reclassifications	—	(156)	374		218
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(169)	a	(169)
Income taxes reclassified into net income	—	—	45		45
Net current period other comprehensive loss	—	(23,150)	(1,142)		(24,292)
Balance at June 30, 2018	$(2,415)	$(29,031)	$(397)		$(31,843)

(a)	The amounts reclassified from accumulated other comprehensive loss are included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2018	$(2,339)	$(37,157)	$(4)		$(39,500)
Other comprehensive income (loss) before reclassifications	—	(597)	1,192		595
Income tax effect of other comprehensive income (loss) before reclassifications	—	(174)	(260)		(434)
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(129)	a	(129)
Income taxes reclassified into net income	—	—	28		28
Net current period other comprehensive income (loss)	—	(771)	831		60
Balance at June 30, 2019	$(2,339)	$(37,928)	$827		$(39,440)

(a)	The amounts reclassified from accumulated other comprehensive loss are included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 9 – Reclassifications Out of Accumulated Other Comprehensive Loss – Continued

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2017	$(2,366)	$(17,555)	$277		$(800)		$(20,444)
Cumulative effect of accounting change due to adoption of ASU 2018-02	(49)	—	9		—		(40)
Other comprehensive income (loss) before reclassifications	—	(11,244)	—		462		(10,782)
Income tax effect of other comprehensive income (loss) before reclassifications	—	(232)	—		(124)		(356)
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(218)	a	89	a	(129)
Income taxes reclassified into net income	—	—	(68)		(24)		(92)
Net current period other comprehensive income (loss)	(49)	(11,476)	(277)		403		(11,399)
Balance at June 30, 2018	$(2,415)	$(29,031)	$—		$(397)		$(31,843)

(a)	The amounts reclassified from accumulated other comprehensive loss are included in cost of sales.

We expect all of the existing gains and losses related to foreign currency derivatives reported in accumulated other comprehensive loss as of June 30, 2019 to be reclassified into earnings during the next twelve months. See Note 7 for additional information about derivative financial instruments and the effects from reclassification to net income.

Note 10 – Revenue Recognition

The aggregate amount of transaction price allocated to material rights that remain unsatisfied as of June 30, 2019 is $1,567. We expect to recognize into revenue, 55% of this balance in the next 6 months, and the remaining 26%, 11%, 4% and 4% in 2020, 2021, 2022 and 2023, respectively.

Unearned revenue by segment was as follows:

	June 30, 2019	December 31, 2018
Automotive	$1,567	$1,597
Industrial	—	—
Total	$1,567	$1,597

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 10 – Revenue Recognition – Continued

Changes in unearned revenue were as follows:

Six Months Ended June 30, 2019
Balance, beginning of period	$1,597
Additions to unearned revenue	499
Reclassified to revenue	(308)
Reclassified to held for sale	(219)
Currency impacts	(2)
Balance, end of period	$1,567

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods.

Total costs to obtain a contract that were recognized on the consolidated condensed balance sheets as of June 30, 2019 and December 31, 2018 were immaterial.

Note 11 – New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842).” Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements.  The update and related amendments require lessees to recognize on their balance sheet a liability to make payments and a right-of-use asset representing its right to use the underlying asset for the lease term. Leases are to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income.

The requirement to recognize the rights and obligations resulting from leases as assets and liabilities by lessees increases transparency and comparability of lease transactions between organizations. New lessee disclosure requirements to provide information about the use of significant assumptions and judgements to identify and measure right-of-use assets and lease liabilities, enhance the representation of leasing transactions in financial statement note disclosures.

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

ASU 2016-02 did not have an impact on our consolidated condensed statements of income for the three- and six-month periods ended June 30, 2019, but had a significant impact on our consolidated condensed balance sheet as of June 30, 2019. Gentherm recognized $17,146 and $16,697 in new operating lease right-of-use assets and lease liabilities, respectively, on our consolidated condensed balance sheet as of the adoption date for the right to use lease assets, a difference of $449. Gentherm recognized $261 of this difference as an adjustment to the 2019 opening balance in retained earnings, net of tax effects totaling $114. The remaining $74 difference between operating lease right-of-use assets and lease liabilities for leases that existed as of the adoption date was recognized as a reduction to prepaid and other current assets.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 11 – New Accounting Pronouncements – Continued

ASU 2016-02 provides lessees with practical expedients applicable on an ongoing basis, beyond the period of adoption. First, lessees may elect, by class of underlying asset, to not recognize operating lease right-of-use assets and lease liabilities from leases with an original lease term of 12 months or less. For entities that elect this accounting policy for short term leases, lease payments from short term leases are recognized on a straight-line basis over the lease term in the Company’s consolidated condensed statement of income. Second, lessees may elect, by class of underlying assets, to not separate nonlease components that are associated with lease components in a lease agreement and instead to account for them together as a single lease component. The Company elected these ongoing practical expedients and applies them to all classes of leased assets.

Recently Issued Accounting Pronouncements Not Yet Adopted

Expected Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected.  Financial assets measured at amortized cost basis are to be reported on the balance sheet at the initial acquisition amount less principal repayments, amortization of any discounts or premiums, foreign exchange difference, and impairment losses. The valuation account allowance for credit losses is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset.

Currently, entities with financial assets within the scope of this update use the incurred loss model to measure and recognize credit losses.  Under the incurred loss model, past events and current conditions are inputs to measure credit losses and recognize them in the period the likelihood of loss is probable. The expected loss model broadens the amount and type of information, including forecasted information, entities must consider developing its expected credit loss estimate for financial assets. The amendments in this update do not specify a method for measuring expected credit losses and it is anticipated that entities will leverage current systems and methods for recording the allowance for credit losses.

ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019.  Early adoption of the amendments in this update is permitted, including adoption in any interim period for which financial statements have not yet been issued.  The amendments in this update should be applied using a modified-retrospective approach and a cumulative-effect adjustment to retained earnings recognized as of the beginning of the first reporting period in which the guidance is effective. We are currently in the process of determining the impact implementation of ASU 2016-13 will have on the Company’s financial statements and note disclosures.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 12 – Leases

The Company has operating leases for office, manufacturing and research and development facilities, as well as land leases for certain manufacturing facilities that are accounted for as operating leases. We also have operating leases for office equipment and automobiles. Excluding land leases, our leases have remaining lease terms ranging from 1 year to 7 years and may include options to extend the lease for an additional term equal to the original term of the lease.  Land leases have remaining lease terms that range from 29 to 44 years and some which specify that the end of the lease term is at the discretion of the lessee. We do not have lease arrangements with related parties.

Information about Gentherm’s total lease costs for the six-month period ended June 30, 2019 is as follows:

Six Months Ended June 30, 2019
Lease cost
Operating lease cost	$2,903
Short-term lease cost	1,885
Sublease income	(52)
Total lease cost	$4,736
Supplemental Cash Flow Information
Gain on sale and leaseback transactions, net	$207
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,966
Right-of-use lease assets obtained in exchange for lease obligations:
Operating leases	$3,004
Weighted Average Remaining Lease Term
Operating leases	4.7 years
Weighted Average Discount Rate
Operating leases	5.4%

A summary of operating leases as of June 30, 2019, under all non-cancellable operating leases with terms exceeding one year is as follows:

2019 (excluding the six-month period ended June 30, 2019)	$2,755
2020	4,489
2021	2,555
2022	1,490
2023	790
2024 or later	2,609
Total future minimum lease payments	14,688
Less imputed interest	(1,916)
Total	12,772

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 13 – Assets and Liabilities Held for Sale

During 2018, the Company determined that GPT met the held for sale criteria and recognized $2,190 in impairment loss.

During 2019, the Company continued to assess the fair value of its GPT disposal group, less costs to sell, at each reporting period. As a result of these fair value measurements, the Company recorded additional impairment losses of $9,885 and $16,883 for the three- and six-month periods ended June 30, 2019, respectively. Additionally, during the first quarter of 2019, the Company determined that an equity investment met the held for sale criteria and recognized impairment losses of $1,000 and $4,486 for the three- and six-month periods ended June 30, 2019, respectively.

See note 2 for information about the Company’s held for sale accounting policy, including a description of the criteria necessary for a disposal group to qualify for classification as held for sale. GPT did not meet the criteria to be classified as a discontinued operation.

The assets and liabilities of the disposal group classified as held for sale as of June 30, 2019 are as follows:

Accounts receivable, net	$1,808
Inventory, net	5,499
Prepaid expenses and other assets	268
Operating lease right-of-use assets	4,118
Investment	—
Property and equipment, net	7,440
Other intangible assets, net	1,082
Deferred income tax assets	4,572
Impairment loss	(18,073)
Total assets held for sale	$6,714

Accounts payable	$405
Accrued liabilities	2,192
Operating lease liabilities	4,117
Total liabilities held for sale	$6,714

The equity investment described above, does not have a readily determinable fair value and is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.

The fair value of the GPT disposal group was measured based on observable inputs other than Level 1 prices.

Management’s estimates used to record impairment expense are inherently uncertain and may change in future periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to execute our strategic plan, our ability to finance sufficient working capital, the amount of availability under the Amended Credit Agreement and other indebtedness, our ability to continue to maintain or increase sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs.  Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the consolidated condensed financial statements. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof or as of the date specified and are based on management’s current expectations and beliefs.  Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018, and subsequent reports filed with or furnished to the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements.  Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Reportable Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Industrial.  See Note 5 to the consolidated condensed financial statements for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income. The financial information used by our chief operating decision maker to assess operating performance and allocate resources is based on these reportable segments.

Sale of Cincinnati Sub-Zero Industrial Chamber Business (CSZ-IC)

On February 1, 2019, as part of the Company’s Fit-for-Growth initiative to eliminate investments in non-core businesses, we completed the sale of the Cincinnati Sub-Zero industrial chamber business (“CSZ-IC”) and former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47.5 million, including $2.5 million of the cash proceeds were placed into an escrow account for a period of up to one year as partial security for the Company’s obligations under the sale agreement. In connection with the sale, Gentherm entered into an operating lease agreement for a portion of the office and manufacturing building space purchased by Weiss Technik North America, Inc. The Company recognized a $5.0 million pre-tax gain on the sale of CSZ-IC during the six-month period ended June 30, 2019.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies and Basis of Presentation,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.  With the exception of leases, there have been no significant accounting policy changes during the six-month period ended June 30, 2019. See Note 11 for information about the adoption of ASU 2016-02, “Leases”.

Results of Operations Second Quarter 2019 Compared with Second Quarter 2018

Product revenues. Product revenues by product category, in thousands, for the three-month period ended June 30, 2019 (“Second Quarter 2019”) and 2018 (“Second Quarter 2018”) are as follows:

	Three Months Ended June 30,
	2019	2018	% Change
Climate Control Seats (CCS)	$88,437	$90,395	(2.1)%
Seat Heaters	73,628	80,176	(8.2)%
Steering Wheel Heaters	16,029	17,540	(8.6)%
Automotive Cables	22,205	25,645	(13.4)%
Battery Thermal Management (BTM)(a)	8,897	7,241	22.9%
Electronics	11,454	15,842	(27.6)%
Other Automotive	9,050	6,311	43.4%
Subtotal Automotive	$229,700	$243,150	(5.5)%
Remote Power Generation (GPT)	3,745	5,270	(28.9)%
Industrial Chambers	—	10,418	(100)%
Gentherm Medical	9,881	7,562	30.7%
Subtotal Industrial	$13,626	$23,250	(41.4)%
Total Company	$243,326	$266,400	(8.7)%

a)

Battery Thermal Management or BTM product revenues include Gentherm’s automotive grade, low cost, heat resistant fans and blowers used by customer for battery cooling through ventilation and production level shipments of the advanced TED based active cool system.

Product revenues for the Second Quarter 2019 were $243.3 million compared with product revenues of $266.4 million during Second Quarter 2018, a decrease of $23.1 million, or 8.7%. The decrease included lower revenues in the automotive segment, which decreased by $13.5 million, or 5.5%, to $229.7 million, and lower industrial segment product revenues which decreased $9.6 million, or 41.4%, to $13.6 million.

Our automotive segment revenues decreased primarily due to unfavorable foreign currency, volumes, and pricing. Unfavorable currency decreased revenues by $6.1 million, primarily attributable to the Euro, Chinese Renminbi and Korean Won. Unfavorable volumes decreased revenues by $4.5 million. Other reductions were primarily associated with customer pricing, decreased revenues by $2.9 million.

Our industrial segment revenues decreased primarily due to the absence of revenue from CSZ-IC, which was sold on February 1, 2019, as well as lower revenue from GPT. These decreases were partially offset by increased revenue from Gentherm Medical.

Cost of Sales. Cost of sales was $170.6 million during Second Quarter 2019 compared to $189.3 million during Second Quarter 2018, a decrease of $18.7 million, or 9.8%. This decrease was primarily associated with the sale of CSZ-IC in the first quarter of 2019, favorable currency impact, decreases in automotive volumes and operational performance improvements, including Fit-for-Growth. These items were offset by increased U.S. tariffs and higher labor costs in Mexico, Macedonia and China.

The sale of CSZ-IC decreased cost of sales by $8.1 million. Operational performance improvements decreased cost of sales by $8.4 million, primarily attributable to decreases in headcount, overtime, expedited freight and material costs. Favorable currency decreased cost of sales by $3.4 million primarily attributable to the Euro, Chinese Renminbi and Mexican Peso.

Net Research and Development Expenses. Net research and development expenses were $19.3 million during Second Quarter 2019 compared to $21.0 million during Second Quarter 2018, a decrease of $1.8 million, or 8.4%. The decrease in net research and development expenses is primarily related to the Company’s focused portfolio and Fit-for-Growth cost reduction initiatives.

Reimbursed research and development totaled $5.1 million during Second Quarter 2019 compared to $4.6 million during Second Quarter 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $31.8 million during Second Quarter 2019 compared to $34.3 million during Second Quarter 2018, a decrease of $2.4 million, or 7.1%. The decrease was primarily related to the sale of CSZ-IC on February 1, 2019 and the Company’s focused portfolio and Fit-for-Growth cost reduction initiatives.

Restructuring expenses.  The Company recognized $1.2 million in restructuring expenses during Second Quarter 2019 associated with the Fit-for-Growth program. These costs included $0.9 million of severance and termination costs and $0.3 million of consulting costs.

Foreign currency gain (loss).  During Second Quarter 2019 we incurred a net foreign currency loss of $0.8 million which included a net realized loss of $0.7 million and a net unrealized loss of $0.1 million.

Impairment loss. During Second Quarter 2019, the Company recorded an impairment loss totaling $9.9 million associated with the Company’s plans to divest GPT.  The loss is not expected to be deductible for income tax purposes.

Income Tax Expense. We recorded an income tax expense of $5.5 million during Second Quarter 2019 on earnings before income tax of $8.3 million. The pre-tax earnings amount included the non-deductible impairment loss of $9.9 million. Adjusting for the impairment loss, the effective tax rate was 30.5% for the Second Quarter 2019. During Second Quarter 2018, we recorded an income tax expense of $3.1 million on earnings before tax of $19.7 million, or 15.6%. The effective tax rate for Second Quarter 2018 differed from the Federal statutory rate of 21% primarily due to the impact of discrete adjustments, including favorable excess tax benefits on stock option exercises and certain intercompany transaction which disproportionately benefited lower tax rate jurisdictions which were partially offset by the international provisions from the U.S. tax reform, such as global intangible low-tax income (“GILTI”), enacted in December 2017. The effective tax rate for Second Quarter 2019 was higher than the Federal statutory rate of 21% primarily due to the impact of higher statutory rates for our subsidiaries operating in foreign jurisdictions and effects from the U.S. tax reform, such as GILTI.

Results of Operations First Half 2019 Compared with First Half 2018

Product revenues. Product revenues by product category, in thousands, for the six-month period ended June 30, 2019 (“First Half 2019”) and 2018 (“First Half 2018”) are as follows:

	Six Months Ended June 30,
	2019	2018	% Change
Climate Control Seats (CCS)	$182,791	$178,613	2.3%
Seat Heaters	147,548	164,396	(10.2)%
Steering Wheel Heaters	32,999	35,097	(6.0)%
Automotive Cables	45,955	52,510	(12.5)%
Battery Thermal Management (BTM)(a)	19,641	11,402	72.3%
Electronics	24,306	31,819	(23.6)%
Other Automotive	18,817	11,734	60.4%
Subtotal Automotive	$472,057	$485,571	(2.8)%
Remote Power Generation (GPT)	7,704	9,932	(22.4)%
Industrial Chambers	3,418	20,631	(83.4)%
Gentherm Medical	18,068	14,852	21.7%
Subtotal Industrial	$29,190	$45,415	(35.7)%
Total Company	$501,247	$530,986	(5.6)%

a)

Battery Thermal Management or BTM product revenues include Gentherm’s automotive grade, low cost, heat resistant fans and blowers used by customer for battery cooling through ventilation and production level shipments of the advanced TED based active cool system.

Product revenues during First Half 2019 were $501.2 million compared with product revenues of $531.0 million during First Half 2018, a decrease of $29.7 million, or 5.6%. The decrease included lower revenues in the automotive segment, which decreased by $13.5 million, or 2.8%, to $472.1 million and lower industrial segment product revenues which decreased $16.2 million, or 35.7%, to $29.2 million.

Our automotive segment revenues decreased primarily due to unfavorable foreign currency and pricing offset by increased volumes. Unfavorable currency decreased revenues by $12.9 million, primarily attributable to the Euro, Chinese Renminbi and Korean Won. Favorable volumes increased revenues by $5.2 million. Other reductions primarily associated with customer pricing, decreased revenues by $6.1 million

Our industrial segment revenues decreased primarily due to the sale of CSZ-IC on February 1, 2019, as well as lower revenue from GPT. These decreases were partially offset by increased revenue from Gentherm Medical.

Cost of Sales. Cost of sales was $353.2 million during First Half 2019 compared to $372.7 million during First Half 2018, a decrease of $19.4 million, or 5.2%. This decrease was primarily associated with the sale of CSZ-IC in the first quarter of 2019, favorable currency impact and operational improvements, including Fit-for-Growth. These items were offset by increased U.S. tariffs, automotive volumes and higher labor costs in Mexico, Macedonia and China.

The sale of CSZ-IC decreased cost of sales by $13.2 million. Operational performance improvements decreased cost of sales by $10.9 million, primarily attributable to decreases in headcount, overtime, expedited freight and material costs. Favorable currency decreased cost of sales by $8.1 million primarily attributable to the Euro, Chinese Renminbi and Mexican Peso.

Net Research and Development Expenses. Net research and development expenses were $38.2 million during First Half 2019 compared to $44.3 million during First Half 2018, a decrease of $6.1 million, or 13.9%. The decrease in net research and development expenses is primarily related to the Company’s focused portfolio and Fit-for-Growth cost reduction initiatives.

Reimbursed research and development totaled $8.8 million during First Half 2019 compared to $7.0 million during First Half 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $64.4 million during First Half 2019, a decrease of $6.2 million, or 8.8%, from $70.7 million during First Half 2018. The decrease was primarily related to the sale of CSZ-IC on February 1, 2019 and the Company’s focused portfolio and Fit-for-Growth cost reduction initiatives.

Restructuring expenses.  The Company recognized $3.1 million in restructuring expenses during First Half 2019 associated with the Fit-for-Growth program. These costs included $1.5 million of severance and termination costs, $1.3 million of consulting costs and $0.4 million of asset disposal costs.

Foreign currency gain (loss).  During First Half 2019 we incurred a net foreign currency loss of $0.6 million which included a net realized loss of $1.5 million and a net unrealized gain of $0.9 million.

Gain on sale of business. On February 1, 2019, as part of Company’s Fit-for-Growth initiative to eliminate investments in non-core businesses, we completed the sale of the CSZ-IC and former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47.5 million, including $2.5 million of cash proceeds placed into an escrow account for a period of up to one year. The Company recognized a pre-tax gain of $5.0 million on the sale of CSZ-IC during the six-month period ended June 30, 2019.

Impairment loss. During the First Half 2019, the Company recorded an impairment loss totaling $20.4 million associated with the Company’s plans to divest GPT.  The loss is not expected to be deductible for income tax purposes.

Income Tax Expense. We recorded an income tax expense of $12.4 million during First Half 2019 on earnings before income tax of $23.6 million.  The pre-tax earnings amount included the non-deductible impairment loss of $20.4 million.  Adjusting for the impairment loss, the effective tax rate was 28.3% for the First Half 2019.  During First Half 2018, we recorded an income tax expense of $6.1 million on earnings before tax of $35.7 million, or 17.1%.  The effective tax rate for First Half 2018 differed from the Federal statutory rate of 21% primarily due to the impact of discrete adjustments, including favorable excess tax benefits on stock option exercises and certain intercompany transaction which disproportionately benefited lower tax rate jurisdictions which were partially offset by the international provisions from the U.S. tax reform, such as GILTI. The effective tax rate for First Half 2019 was higher than the Federal statutory rate of 21% primarily due to the impact of higher statutory rates for our subsidiaries operating in foreign jurisdictions and effects from the U.S. tax reform, such as GILTI.

Liquidity and Capital Resources

Cash and Cash Flows

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings.  Our new strategic plan sets forth a capital allocation strategy that includes a targeted debt-to-earnings leverage ratio and allows for some of our cash flows to be paid back to investors through Common Stock repurchases.  On June 25, 2018, our Board of Directors increased the Company’s stock repurchase authorization to $300 million, of which $113.6 million of availability remained as of June 30, 2019.  This authorization expires on December 16, 2020. Based on its current operating plan, management believes cash and cash equivalents at June 30, 2019, together with cash flows from operating activities, and borrowings available under our credit agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisition or several smaller acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could adversely affect our future operations and business strategy.

The following table represents our cash and cash equivalents and restricted cash:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(In thousands)
Cash, cash equivalents and restricted cash at beginning of period	$39,620	$103,172
Cash provided by operating activities	40,408	32,543
Cash provided by (used in) investing activities	19,082	(21,455)
Cash used in financing activities	(63,222)	(47,899)
Foreign currency effect on cash and cash equivalents	293	(1,004)
Cash, cash equivalents and restricted cash at end of period	$36,181	$65,357

Cash Flows From Operating Activities

We manage our cash, cash equivalents and restricted cash in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. The following table compares the cash flows from operating activities during First Half 2019 and First Half 2018:

	Six Months Ended June 30,
	2019	2018	Change
Operating Activities:	(In thousands)
Net income	$11,165	$29,625	$(18,460)
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,217	25,823	(3,606)
Deferred income taxes	3,070	(1,799)	4,869
Stock compensation	3,291	4,063	(772)
Defined benefit plan (income) expense	(699)	(103)	(596)
Provision for doubtful accounts	545	204	341
Loss on sale of property and equipment	227	2,156	(1,929)
Operating lease expense	2,903	—	2,903
Impairment loss	20,369	—	20,369
Gain on sale of business	(4,970)	—	(4,970)
Net income before changes in operating assets and liabilities	58,118	59,969	(1,851)
Changes in operating assets and liabilities:
Accounts receivable	(4,021)	(17,469)	13,448
Inventory	1,650	1,631	19
Prepaid expenses and other assets	276	(12,094)	12,370
Accounts payable	(9,528)	10,540	(20,068)
Accrued liabilities	(6,087)	(10,034)	3,947
Net cash provided by operating activities	$40,408	$32,543	$7,865

Cash provided by operating activities during First Half 2019 was $40.4 million, representing an increase of $7.9 million from cash provided by operating activities during First Half 2018, which was $32.5 million. The following table highlights significant differences between the operating cash flows for the six-month periods ending June 30, 2019 and 2018, respectively:

(In thousands)
Net cash provided by operating activities during First Half 2018	$32,543
Decrease from lower net income before changes in operating assets and liabilities	(1,851)
Changes in working capital, net	17,842
Changes in other assets and liabilities, net.	(8,126)
Net cash provided by operating activities during First Half 2019	$40,408

Net cash provided by operating activities before changes in operating assets and liabilities increased during First Half 2019 due to non-cash impairment losses of $20.4 million, partially offset by a $5.0 gain recognized on the sale of CSZ-IC. Additionally, working capital, net provided unfavorable cash flows related to accounts payable and favorable amounts related to accounts receivable, inventory, prepaid expenses and other assets, and accrued liabilities.

The following table illustrates changes in working capital during First Half 2019:

(In thousands)
Working capital at December 31, 2018	$267,679
Decrease in cash, cash equivalents and restricted cash	(6,215)
Impairment loss on assets classified as held for sale	(20,369)
Foreign currency effect on working capital	(343)
Increase in accounts receivable	4,421
Decrease in tax receivables	(5,077)
Decrease in inventory	(1,286)
Increase in prepaid expenses and other assets	3,824
Decrease in accounts payable	9,003
Increase in accrued liabilities	(2,726)
Decrease in working capital due to the sale of a business	(42,530)
Increase in net current assets classified as held for sale	5,432
Increase in working capital from acquisition of new company	5,203
Working capital at June 30, 2019	$217,016

The following table highlights significant transactions that contributed to the increase in cash, cash equivalents and restricted cash during the six-month period ended June 30, 2019:

(in Thousands)
Net cash provided by operating activities	$40,408
Purchases of property and equipment	(13,024)
Repayments of Debt	(61,120)
Borrowings from U.S. Revolving Note	28,371
Cash paid for financing new loans	(1,278)
Stock repurchases	(33,040)
Proceeds from the exercise of common stock options	4,771
Cancellation of restricted stock	(926)
Proceeds from the sale of CSZ-IC	47,500
Cash paid for acquisition of subsidiary	(18,357)
Other items	480
Decrease in cash	$(6,215)

In addition to these transactions, working capital was impacted by increases in accounts receivable, prepaid expenses and other assets and accrued liabilities, and decreases in inventory, accounts payable, and tax receivables. The changes in current assets and liabilities reflect the classification of additional assets related to GPT (disposal group) as held for sale during First Half 2019.  All assets and liabilities of the disposal group are classified as held for sale within current assets and current liabilities, respectively, on the Company’s consolidated balance sheet as of June 30, 2019. See Note 13 to our consolidated condensed financial statement for additional information about the assets and liabilities classified as held for sale.

Cash Flows From Investing Activities

Cash provided by investing activities was $19.1 million during First Half 2019, reflecting cash proceeds of $47.5 million related to the sale of CSZ-IC, offset by the acquisition of Stihler for $15.5 million and the purchases of property and equipment related to the expansion of production capacity, totaling $13.0 million.

Cash Flows From Financing Activities

Cash used in financing activities was $63.2 million during First Half 2019, reflecting payments of principal on the U.S. Revolving Note, the DEG China Loan and the DEG Vietnam Loan totaling $61.1 million in aggregate partially offset by additional borrowings on the U.S. Revolving Note totaling $28.4 million.  As of June 30, 2019, the total availability under the U.S. Revolving Note was $378.5 million. Cash was also paid in First Half 2019 for the repurchase of Common Stock totaling $33.0 million, financing costs incurred with for the Amended and Restated Credit Agreement totaling $1.3 million and cancellations of restricted stock awards totaling $0.9 million, partially offset by proceeds from the exercise of common stock options totaling $4.8 million.

Off-Balance Sheet Arrangements

We use letters of credit to guarantee our performance under specific construction contracts executed by our subsidiaries, GPT and Gentherm Medical.  The expiration dates of the letter of credit contracts coincide with the expected completion date of the contract.  Extensions are normally made if performance obligations continue beyond the expected completion date.  At June 30, 2019, we had outstanding letters of credit of $11 thousand, a decrease from $455 thousand at December 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations and foreign currency contracts. We have in the past, and may in the future, place our investments in bank certificates of deposits, debt instruments of the U.S. government, and in high-quality corporate issuers.

We are exposed to market risk from changes in foreign currency exchange rates, short-term interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to our debt obligations under our Amended Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won and Vietnamese Dong.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $23.5 million and $33.3 million outstanding at June 30, 2019 and December 31, 2018, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  No commodity swap contracts were outstanding at June 30, 2019 or at December 31, 2018.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated condensed balance sheets.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency (loss) gain in the consolidated condensed statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of June 30, 2019 is set forth in Note 7 to the consolidated condensed financial statements included herein.

Interest Rate Sensitivity

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in U.S. dollars ($USD) or Euros (€EUR), as indicated in parentheses.

June 30, 2019

	Expected Maturity Date
	2019	2020	2021	2022	2023	2024	Total	Fair Value
	(In thousands except rate information)
Liabilities
Long Term Debt:
Fixed Rate (€EUR)	$455	—	—	—	—	—	$455	$462
Fixed Interest Rate	4.25%						4.25%
Variable Rate ($USD)	—	—	—	—	—	$ 96,893	$96,893	$96,893
Average Interest Rate						3.06%	3.06%
Fixed Rate ($USD)	$1,250	$2,500	$2,500	$2,500	$1,250	—	$10,000	$10,030
Fixed Interest Rate	5.21%	5.21%	5.21%	5.21%	5.21%		5.21%

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

June 30, 2019

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(In thousands except rate information)
$U.S. functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount	$23,473	—	—	—	—	—	$23,473	$1,155
Average Contract Rate	20.45						20.45
ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that was initially disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. This material weakness relates to Information Technology General Controls (“ITGC”) at our wholly owned subsidiary, Gentherm Medical, LLC (formerly, Cincinnati Sub-Zero Products, LLC), which did not operate in a way to appropriately restrict elevated access and address segregation of duty conflicts at both the information technology and end user levels.

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

(b) Changes in Internal Control over Financial Reporting

Except with respect to the remediation efforts referenced above, there were no changes in the Company’s internal control over financial reporting during the three-month period ended June 30, 2019, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the six-month period ended June 30, 2019.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.  You should carefully consider the risks and uncertainties described therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Second Quarter 2019

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2019 to April 30, 2019	—	$—	—	$138,559,799
May 1, 2019 to May 31, 2019	286,539	$39.45	286,539	$127,255,683
June 1, 2019 to June 30, 2019	343,020	$39.93	343,020	$113,559,838

(1)

All shares were purchased on the open-market in accordance with Gentherm’s Stock Repurchase Program, including, in part, pursuant to a plan adopted by the Company in accordance with Rule 10b5-1 promulgated by the U.S. Securities and Exchange Commission.

(2)

The Stock Repurchase Program authorizes Gentherm to repurchase shares up to $300 million. The Stock Repurchase Program expires on December 16, 2020. The authorization of this Stock Repurchase Program does not require that the Company repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Company’s Board of Directors at any time.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.1	Amended and Restated Credit Agreement, dated as of June 27, 2019, by and among Gentherm Incorporated, Gentherm (Texas), Inc., Gentherm Licensing, Limited Partnership, Gentherm Medical, LLC, Gentherm GmbH, Gentherm Enterprises GmbH, Gentherm Licensing GmbH, Gentherm Global Power Technologies Inc. and Gentherm Canada ULC, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer.(1)		8-K		10.1	6/28/2019
10.2	Amended and Restated Pledge and Security Agreement, dated as of June 27, 2019, by and among Gentherm Incorporated, Gentherm Licensing, Limited Partnership, Gentherm (Texas), Inc., Gentherm Medical, LLC, Gentherm Properties I, LLC, Gentherm Properties II, LLC and Bank of America, N.A.(2)		8-K		10.2	6/28/2019
10.3	Separation Agreement and Release between Gentherm Incorporated and Frithjof Oldorff, dated May 6, 2019		8-K		10.1	5/7/2019
10.4*	Amended and Restated Gentherm Incorporated Deferred Compensation Plan, dated May 20, 2019 (and effective January 1, 2019	X
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*   Indicates management contract or compensatory plan or arrangement

** Documents are furnished not filed

(1) Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Gentherm Incorporated agrees to furnish any omitted schedules and exhibits to this agreement is set forth in the agreement.

(2) Schedules to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Gentherm Incorporated agrees to furnish any omitted schedules or exhibits upon the request of the Securities and Exchange Commission. A list of the omitted schedules to this agreement is as follows: Schedule I – Pledged Equity Interests; Schedule II – Primary Location, Filing Locations, Trade Names, Changes in Names, State Organizational Numbers and Taxpayer Identification Numbers; Government Contracts, Deposit Accounts, Letter of Credit Rights and Commercial Tort Claims; Schedule III – Intellectual Property.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ PHILLIP EYLER
Phillip Eyler
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2019

/s/ MATTEO ANVERSA
Matteo Anversa
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: July 26, 2019