Form 10-Q
period 2019-09-30
GENTHERM Inc
filed 2019-10-30
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 0-21810

GENTHERM INCORPORATED

(Exact name of registrant as specified in its charter)

Michigan	95-4318554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
21680 Haggerty Road, Northville, MI	48167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 504-0500

Securities registered pursuant to Section 12-(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	THRM	NASDAQ

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

At October 25, 2019, there were 32,659,545 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$45,200	$39,620
Restricted cash	2,504	—
Accounts receivable, less allowance of $1,040 and $851, respectively	170,823	166,858
Inventory:
Raw materials	65,337	61,679
Work in process	6,863	5,939
Finished goods	46,591	44,917
Inventory, net	118,791	112,535
Derivative financial instruments	897	92
Prepaid expenses and other assets	39,884	54,271
Assets held for sale	6,742	69,699
Total current assets	384,841	443,075
Property and equipment, net	162,783	171,380
Goodwill	63,501	55,311
Other intangible assets, net	51,338	56,385
Operating lease right-of-use assets	12,136	—
Deferred financing costs	1,692	647
Deferred income tax assets	54,380	64,024
Other non-current assets	7,000	12,225
Total assets	$737,671	$803,047
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$89,293	$93,113
Accrued liabilities	67,482	65,808
Current lease liabilities	4,483	—
Current maturities of long-term debt	2,500	3,413
Liabilities held for sale	6,742	13,062
Total current liabilities	170,500	175,396
Pension benefit obligation	6,596	7,211
Non-current lease liabilities	7,391	—
Long-term debt, less current maturities	97,123	136,477
Deferred income tax liabilities	1,142	1,177
Other non-current liabilities	3,326	3,087
Total liabilities	$286,078	$323,348
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 32,741,826 and 33,856,629 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	103,781	140,300
Paid-in capital	11,348	14,934
Accumulated other comprehensive loss	(54,814)	(39,500)
Accumulated earnings	391,278	363,965
Total shareholders’ equity	451,593	479,699
Total liabilities and shareholders’ equity	$737,671	$803,047

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenues	$240,056	$261,504	$741,303	$792,490
Cost of sales	165,364	185,800	518,590	558,452
Gross margin	74,692	75,704	222,713	234,038
Operating expenses:
Net research and development expenses	18,838	19,056	56,990	63,382
Selling, general and administrative expenses	26,861	35,117	91,683	105,803
Restructuring expenses	8,664	5,818	11,809	12,898
Total operating expenses	54,363	59,991	160,482	182,083
Operating income	20,329	15,713	62,231	51,955
Interest expense	(1,148)	(1,241)	(3,756)	(3,661)
Foreign currency gain	4,083	125	3,482	721
Gain on sale of business	—	—	4,970	—
Impairment loss	(837)	(11,476)	(21,206)	(11,476)
Other income	231	212	545	1,538
Earnings before income tax	22,658	3,333	46,266	39,077
Income tax expense	6,771	3,688	19,214	9,807
Net income (loss)	$15,887	$(355)	$27,052	$29,270
Basic earnings (loss) per share	$0.48	$(0.01)	$0.81	$0.80
Diluted earnings (loss) per share	$0.48	$(0.01)	$0.81	$0.80
Weighted average number of shares – basic	32,839	36,104	33,283	36,364
Weighted average number of shares – diluted	32,933	36,448	33,419	36,470

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$15,887	$(355)	$27,052	$29,270
Other comprehensive income (loss), gross of tax:
Foreign currency translation adjustments loss	(14,857)	(3,266)	(15,454)	(14,519)
Unrealized (loss) gain on foreign currency derivative securities	(257)	1,753	806	2,304
Unrealized loss on commodity derivative securities	—	—	—	(218)
Other comprehensive loss, gross of tax	$(15,114)	$(1,513)	$(14,648)	$(12,433)
Other comprehensive income (loss), related tax effect:
Cumulative effect of accounting change due to ASU 2018-02	—	—	—	(40)
Foreign currency translation adjustments loss	(315)	15	(489)	(217)
Unrealized (loss) gain on foreign currency derivative securities	55	(536)	(177)	(684)
Unrealized loss on commodity derivative securities	—	—	—	(59)
Other comprehensive loss, related tax effect	$(260)	$(521)	$(666)	$(1,000)
Other comprehensive loss, net of tax	$(15,374)	$(2,034)	$(15,314)	$(13,433)
Comprehensive income (loss)	$513	$(2,389)	$11,738	$15,837

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net income	$27,052	$29,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,281	38,721
Deferred income taxes	5,072	(19)
Stock compensation	5,268	6,360
Defined benefit plan income	(754)	(219)
Provision of doubtful accounts	209	247
Loss on sale of property and equipment	319	2,273
Operating lease expense	4,477	—
Impairment loss	21,206	11,476
Gain on sale of business	(4,970)	—
Other	189	—
Changes in assets and liabilities:
Accounts receivable	(6,170)	(13,855)
Inventory	(5,512)	(3,510)
Prepaid expenses and other assets	9,594	(7,867)
Accounts payable	(3,097)	8,376
Accrued liabilities	(2,172)	(712)
Net cash provided by operating activities	83,992	70,541
Investing Activities:
Proceeds from the sale of property and equipment	137	703
Proceeds from sale of a business	47,500	—
Acquisition of subsidiary, net of cash acquired	(14,823)	(15)
Purchases of property and equipment	(18,340)	(31,815)
Net cash provided by (used in) investing activities	14,474	(31,127)
Financing Activities:
Borrowing of debt	29,470	18,000
Repayments of debt	(69,049)	(61,210)
Cash paid for financing costs	(1,278)	—
Cash paid for the cancellation of restricted stock	(1,213)	(882)
Proceeds from the exercise of Common Stock options	13,879	14,062
Repurchase of Common Stock	(58,040)	(64,151)
Net cash used in financing activities	(86,231)	(94,181)
Foreign currency effect	(4,151)	(1,253)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,084	(56,020)
Cash, cash equivalents and restricted cash at beginning of period	39,620	103,172
Cash, cash equivalents and restricted cash at end of period	$47,704	$47,152
Supplemental disclosure of cash flow information:
Cash paid for taxes	$6,676	$19,255
Cash paid for interest	$3,437	$3,617
Supplemental disclosure of non-cash transactions:
Common Stock issued to Board of Directors and employees	$4,576	$3,893

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2018	33,857	$140,300	$14,934	$(39,500)	$363,965	$479,699
Cumulative effect of accounting change due to adoption of ASU 2016-02	—	—	—	—	261	261
Stock repurchase	(200)	(8,040)	—	—	—	(8,040)
Exercise of Common Stock options for cash	13	1,021	(807)	—	—	214
Cancellation of restricted stock	(17)	(376)	—	—	—	(376)
Stock option compensation	—	—	386	—	—	386
Common Stock issued to Board of Directors and employees	—	1,581	—	—	—	1,581
Currency translation, net	—	—	—	(4,251)	—	(4,251)
Foreign currency hedge, net	—	—	—	599	—	599
Net income	—	—	—	—	8,414	8,414
Balance at March 31, 2019	33,653	$134,486	$14,513	$(43,152)	$372,640	$478,487
Stock repurchase	(630)	(25,000)	—	—	—	(25,000)
Exercise of Common Stock options for cash	116	4,936	(379)	—	—	4,557
Cancellation of restricted stock	(21)	(550)	—	—	—	(550)
Stock option compensation	—	—	(114)	—	—	(114)
Common Stock issued to Board of Directors and employees	30	1,438	—	—	—	1,438
Currency translation, net	—	—	—	3,480	—	3,480
Foreign currency hedge, net	—	—	—	232	—	232
Net income	—	—	—	—	2,751	2,751
Balance at June 30, 2019	33,148	$115,310	$14,020	$(39,440)	$375,391	$465,281
Stock repurchase	(635)	(25,000)	—	—	—	(25,000)
Exercise of Common Stock options for cash	228	12,201	(3,093)	—	—	9,108
Cancellation of restricted stock	(12)	(287)	—	—	—	(287)
Stock option compensation	—	—	421	—	—	421
Common Stock issued to Board of Directors and employees	13	1,557	—	—	—	1,557
Currency translation, net	—	—	—	(15,172)	—	(15,172)
Foreign currency hedge, net	—	—	—	(202)	—	(202)
Net income	—	—	—	—	15,887	15,887
Balance at September 30, 2019	32,742	$103,781	$11,348	$(54,814)	$391,278	$451,593

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2017	36,761	$265,048	$15,625	$(20,444)	$293,645	$553,874
Cumulative effect of accounting change due to adoption of ASU 2014-09	—	—	—	—	(3,264)	(3,264)
Cumulative effect of accounting change due to adoption of ASU 2016-16	—	—	—	—	31,645	31,645
Cumulative effect of accounting change due to adoption of ASU 2018-02	—	—	—	(40)	40	—
Exercise of Common Stock options for cash	57	1,061	(310)	—	—	751
Cancellation of restricted stock	(24)	(659)	—	—	—	(659)
Stock option compensation	—	—	840	—	—	840
Common stock issued to Board of Directors and employees	—	1,362	—	—	—	1,362
Currency translation, net	—	—	—	11,665	—	11,665
Foreign currency hedge, net	—	—	—	1,545	—	1,545
Commodity hedge, net	—	—	—	(277)	—	(277)
Net income	—	—	—	—	12,966	12,966
Balance at March 31, 2018	36,794	266,812	16,155	(7,551)	335,032	610,448
Stock repurchase	(629)	(20,241)	—	—	—	(20,241)
Exercise of Common Stock options for cash	241	5,335	(1,120)	—	—	4,215
Cancellation of restricted stock	(25)	(223)	—	—	—	(223)
Stock option compensation	—	—	803	—	—	803
Common stock issued to Board of Directors and employees	20	1,057	—	—	—	1,057
Currency translation, net	—	—	—	(23,150)	—	(23,150)
Foreign currency hedge, net	—	—	—	(1,142)	—	(1,142)
Net income	—	—	—	—	16,659	16,659
Balance at June 30, 2018	36,401	252,740	15,838	(31,843)	351,691	588,426
Stock repurchase	(938)	(47,111)	—	—	—	(47,111)
Exercise of Common Stock options for cash	284	11,466	(2,368)	—	—	9,098
Stock option compensation	—	—	823	—	—	823
Common stock issued to Board of Directors and employees	2	1,474	—	—	—	1,474
Currency translation, net	—	—	—	(3,251)	—	(3,251)
Foreign currency hedge, net	—	—	—	1,217	—	1,217
Net income	—	—	—	—	(355)	(355)
Balance at September 30, 2018	35,749	$218,569	$14,293	$(33,877)	$351,336	$550,321

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 1 – Overview

Gentherm Incorporated is a global developer and marketer of innovative thermal management technologies for a broad range of heating and cooling and temperature control applications. Unless the context otherwise requires, the terms “Gentherm”, “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated and its consolidated subsidiaries. Our products provide solutions for automotive passenger climate comfort and convenience, battery thermal management and cell connecting systems, as well as patient temperature management within the health care industry. Our automotive products can be found on the vehicles of nearly all major automotive manufacturers operating in North America, Europe and Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities and to identify future thermal technology product opportunities in both automotive and other markets. The Company is also developing a number of new technologies and products that will help enable improvements to existing products and to create new product applications for existing and new markets.

Basis of Presentation

The unaudited consolidated condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The information furnished in the consolidated condensed financial statements include all adjustments (consisting of only normal, recurring adjustments), considered necessary to present fairly the results of operations, financial position and cash flows of the Company. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Certain amounts in the prior period’s financial statements have been reclassified to conform with the current period presentation. Notably, $2,565 and $7,883 in customer relationship amortization was reclassified from product revenues to selling, general and administrative expenses for the three and nine months ended September 30, 2018, respectively.

In preparing these financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates.

Note 2 – New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842)” (as amended, “ASU 2016-02”). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for all leases, except for short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and is measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and is measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. Leases are to be classified as finance or operating leases, with classification affecting the pattern and classification of expense recognition in the statement of income (loss).

The Company adopted ASU 2016-02 on January 1, 2019, by applying the modified retrospective method and recognized a cumulative-effect adjustment to the opening balance in retained earnings. Financial information has not been updated and disclosure under the new standard have not been provided to dates and periods before January 1, 2019, and the Company’s reporting for the comparative periods in the consolidated financial statements will continue to be in accordance with Accounting Standards Codification Topic 840, Leases (“ASC 840”).

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

ASU 2016-02 did not have an impact on our consolidated condensed statements of income for the three and nine months ended September 30, 2019, but had a significant impact on our consolidated condensed balance sheet as of September 30, 2019. The cumulative effects of the changes made to the Company’s consolidated condensed balance sheet as of January 1, 2019 for the adoption of ASU 2016-02 were as follows:

	Balance as of December 31, 2018	Adjustments due to adoption of ASU 2016-02	Balance as of January 1, 2019
Prepaid expenses and other assets	54,271	(74)	54,197
Assets held for sale	69,699	4,127	73,826
Operating lease right-of-use assets	—	13,019	13,019
Liabilities held for sale	13,062	4,136	17,198
Deferred tax liabilities	1,177	114	1,291
Non-current lease liabilities	—	12,561	12,561
Accumulated earnings	363,965	261	364,226

The Company elected the package of practical expedients provided in ASU 2016-02, which permits a lessee to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Gentherm elected the use-of-hindsight to determine whether lease terms included periods covered by the lessee’s option to extend or terminate a lease, whether to purchase the underlying asset at the end of the lease agreement, and in assessing impairment of operating lease right-of-use assets. Finally, Gentherm elected to not assess whether existing or expired land easements that were not previously accounted for as leases are or contain a lease. Land easements previously accounted for as leases were not eligible for this practical expedient.

Recently Issued Accounting Pronouncements Not Yet Adopted

Expected Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019.  Early adoption of the amendments in this update is permitted. We are currently in the process of determining the impact the implementation of ASU 2016-13 will have on the Company’s financial statements and note disclosures.

Cloud Computing Arrangements That Are Service Contracts

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019. Early adoption of the amendments in this update is permitted. We are currently in the process of determining the impact the implementation of ASU 2018-15 will have on the Company’s financial statements and note disclosures.

Retirement Benefits

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU 2018-14 removes certain disclosure requirements, including (i) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, and (ii) the amount and timing of plan assets expected to be returned to the employer.  ASU 2018-14 also adds new disclosure requirements, including (i) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and (ii) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.  ASU 2018-14 is effective for annual periods

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

ending after December 15, 2020. Early adoption of the amendments in this update is permitted. We are currently in the process of determining the impact the implementation of ASU 2018-14 will have on the Company’s financial statement note disclosures.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  ASU 2018-13 removes certain disclosure requirements, including (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfer between levels, and (iii) the valuation processes for Level 3 fair value measurements.  ASU 2018-13 also adds new disclosure requirements, including (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption of disclosures that are removed is permitted, but adoption is delayed for the new additional disclosures until their effective date. We are currently in the process of determining the impact the implementation of ASU 2018-13 will have on the Company’s financial statement note disclosures.

Note 3 – Acquisitions and Divestitures

Divestiture of Cincinnati Sub-Zero Industrial Chamber Business (CSZ-IC)

On February 1, 2019, as part of the Company’s Fit-for-Growth initiative to eliminate investments in non-core businesses, we completed the sale of the Cincinnati Sub-Zero industrial chamber business (“CSZ-IC”) and former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47,500, including $2,500 of cash proceeds placed into an escrow account for a period of up to one year as partial security for the Company’s obligations under the sale agreement. In connection with the sale, Gentherm entered into an operating lease agreement for a portion of the office and manufacturing building space purchased by Weiss Technik North America, Inc.  The Company recognized a $4,970 pre-tax gain on the sale of CSZ-IC during the nine months ended September 30, 2019.

Acquisition of Stihler Electronic GmbH

On April 1, 2019, Gentherm acquired Stihler Electronic GmbH (“Stihler”), a leading developer and manufacturer of patient and blood temperature management systems, for a purchase price of $15,476, net of cash acquired and including $653 of contingent consideration to be paid upon achievement of a milestone that must be completed by September 2020. In addition, the purchase agreement includes a contingent payment of $653 to be paid if the selling shareholder remains employed by Stihler through December 2020. This amount will be recorded as a component of selling, general and administrative expenses ratably over the service period. The results of operations of Stihler are reported within the Company’s Industrial segment from the date of acquisition. During the three and nine months ended September 30, 2019, the Company incurred acquisition-related costs of approximately $19 and $399, respectively. These amounts were recorded as incurred, within the Company's consolidated statements of income.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available in the second quarter of 2019. The preliminary purchase price and related allocation to the acquired net assets of Stihler, based on their estimated fair values as of the acquisition date, are shown below:

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

The purchase price and related allocation are preliminary and could be revised for up to one year from the acquisition date as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities, revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and intangible assets, and certain tax attributes.

The pro forma effect of the Stihler acquisition does not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements are presented.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 4 – Assets and Liabilities Held for Sale

During 2018, the Company determined that its Gentherm Global Power Technologies (“GPT”) business met the held for sale criteria and recognized $2,190 in impairment loss.

During 2019, the Company continued to assess the fair value of the GPT disposal group, less costs to sell, at each reporting period. As a result of these fair value measurements, the Company recorded additional impairment losses of $837 and $16,720 for the three and nine months ended September 30, 2019, respectively. Additionally, during the first quarter of 2019, the Company determined that an equity investment met the held for sale criteria and recognized impairment losses of $0 and $4,486 for the three and nine months ended September 30, 2019, respectively.

Subsequent to the end of the Company's third quarter, effective October 1, 2019, the Company completed the divesture of GPT. The Company expects to record approximately $6,000 pre-tax loss on sale, in the fourth quarter of 2019, which includes approximately $4,000 related to the release of previously deferred foreign currency translation losses recorded in accumulated other comprehensive loss.

The assets and liabilities of the GPT disposal group classified as held for sale as of September 30, 2019 are as follows:

Cash	$1,422
Accounts receivable, net	2,238
Inventory, net	4,936
Prepaid expenses and other assets	215
Operating lease right-of-use assets	3,926
Investment	—
Property and equipment, net	7,356
Other intangible assets, net	1,033
Deferred income tax assets	4,371
Impairment loss	(18,910)
Total assets held for sale	$6,587
Accounts payable	420
Accrued liabilities	2,238
Operating lease liabilities	3,929
Total liabilities held for sale	$6,587

The equity investment described above, does not have a readily determinable fair value and is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.

Note 5 – Restructuring

Manufacturing Footprint Rationalization

On September 23, 2019, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. Under this plan, the Company will relocate and consolidate certain existing automotive manufacturing and, as a result, certain other activities, overall reducing the number of plants by two. During the third quarter of 2019, the Company recognized expense of $5,200 for employee separation costs that will be paid pursuant to the terms of statutory requirements of the affected locations. Additionally, the Company recognized $1,612 of accelerated depreciation and fixed asset impairment.

The Company expects to incur total costs of between $20,000 and $24,000, of which between $17,000 and $21,000 are expected to be cash expenditures. The total expected costs include employee separation costs of between $9,000 and $11,000, capital expenditures of between $4,500 and $5,500 and non-cash expenses for accelerated depreciation and impairment of fixed assets of approximately $3,000. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $3,500 and $4,500. The actions under this plan are expected to be substantially completed by the end of 2021. The actual timing, costs and savings of the Plan may differ materially from the Company’s current expectations and estimates.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the three and nine months ended September 30, 2019, the Company recognized $1,467 and $2,726 of employee separation costs, respectively, and $385 and $734 of other related costs, respectively. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead costs. These discrete restructuring actions are expected to approximate the total cumulative costs for those actions. The Company will continue to explore opportunities to improve its future profitability and competitiveness. These actions may result in the recognition of additional restructuring charges that could be material.

During the three and nine months ended September 30, 2018, the Company recognized $3,303 and $5,040 of employee separation costs, respectively, and $1,332 and $2,831 of other related costs, respectively.

Advanced Research and Development Rationalization and Site Consolidation

In June 2018, Gentherm completed the sale of its battery management systems division located in Irvine, California. A loss on the sale of $1,107 was recognized in restructuring expenses during nine months ended September 30, 2018. An additional asset impairment loss of $0 and $425 was recognized during the three and nine months ended September 30, 2019.

During the three and nine months ended September 30, 2018, Gentherm recognized employees separation costs of $157 and $1,038, respectively, and $589 and $1,024 of other related costs associated with the closure of two leased facilities located in Azusa, California. The Company also recognized $50 and $1,250 for the three and nine months ended September 30, 2018, for the disposal of long-lived assets controlled and used in Azusa, California.

The Company has recorded approximately $4,669 of restructuring expenses since inception of this program and it is considered complete.

GPT and CSZ-IC

During 2018, Gentherm launched a program to actively market GPT and CSZ-IC. Costs associated with the divestiture process were classified as restructuring.

During the three and nine months ended September 30, 2019, the Company recognized $0 and $251 of employee separation costs, respectively, and $0 and $861 of other related costs, respectively.

During the three and nine months ended September 30, 2018, the Company recognized $262 and $472 of employee separation costs, and $125 and $125 of other related costs, respectively.

The Company has recorded approximately $2,173 of restructuring expenses since inception of this program and it is considered substantially complete.

Restructuring Expenses By Reporting Segment

The following table summarizes restructuring activity for the three and nine months ended September 30, 2019 and 2018 by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Automotive	$7,820	$2,919	$9,016	$4,038
Industrial	88	1,486	1,689	5,320
Reconciling Items	756	1,413	1,104	3,540
Total	$8,664	$5,818	$11,809	$12,898

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Restructuring Liability

Restructuring liabilities are classified as accrued liabilities on the consolidated condensed balance sheets. The following table summarizes restructuring activity for the nine months ended September 30, 2019:

	Employee Separation Costs	Accelerated Depreciation and Asset Impairment Charges	Other related costs	Total
Balance at December 31, 2018	$2,079	$—	$468	$2,547
Additions, charged to restructuring expenses	8,177	2,037	1,595	11,809
Cash payments	(4,069)	—	(1,458)	(5,527)
Non-cash utilization	—	(2,037)	—	(2,037)
Reclassification to lease liability	—	—	(193)	(193)
Balance at September 30, 2019	$6,187	$—	$412	$6,599

Note 6 – Earnings Per Share

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

The following summarizes the Common Stock included in the basic and diluted shares, as disclosed on the face of the consolidated condensed statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average number of shares for calculation of basic EPS	32,838,636	36,103,520	33,282,584	36,364,380
Stock options, restricted stock awards and restricted stock units under equity incentive plans	94,043	344,642	135,971	105,379
Weighted average number of shares for calculation of diluted EPS	32,932,679	36,448,162	33,418,555	36,469,759

The following table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options outstanding for equity incentive plans	441,435	12,000	441,435	1,359,250

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 7 – Segment Reporting

Segment information is used by management for making strategic operating decisions for the Company. Management evaluates the performance of the Company’s segments based primarily on operating income or loss.

The Company’s reportable segments are as follows:

•

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

•	Reconciling Items – include corporate selling, general and administrative costs and acquisition transaction costs.

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three and nine months ended September 30, 2019 and 2018. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level.

Three Months Ended September 30,	Automotive	Industrial(1)	Reconciling Items	Consolidated Total
2019:
Product revenues	$228,243	$11,813	$—	$240,056
Depreciation and amortization	10,170	480	414	11,064
Operating income (loss)	36,629	(3,496)	(12,804)	20,329
2018:
Product revenues(1)	$238,849	$22,655	$—	$261,504
Depreciation and amortization	11,060	1,170	668	12,898
Operating income (loss)	37,908	(4,335)	(17,860)	15,713

Nine Months Ended September 30,	Automotive	Industrial(1)	Reconciling Items	Consolidated Total
2019:
Product revenues	$700,300	$41,003	$—	$741,303
Depreciation and amortization	30,660	1,319	1,302	33,281
Operating income (loss)	114,456	(12,131)	(40,094)	62,231
2018:
Product revenues(1)	$724,420	$68,070	$—	$792,490
Depreciation and amortization	32,839	3,822	2,060	$38,721
Operating income (loss)	116,312	(18,896)	(45,461)	51,955

(1)

Industrial segment includes $3,418 and $30,460 in product revenues, $0 and $1,894 in depreciation and amortization, and $206 and $659 in operating income from CSZ-IC for the nine months ended September 30, 2019 and 2018, respectively.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Automotive and Industrial segment product revenues by product category for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Climate Control Seats (CCS)	$88,133	$97,578	$270,924	$276,191
Seat Heaters	71,030	70,768	218,578	235,164
Steering Wheel Heaters	16,621	18,095	49,620	53,192
Automotive Cables	20,361	24,961	66,316	77,471
Battery Thermal Management (BTM)(a)	11,890	7,461	31,531	18,863
Electronics	11,729	12,590	36,035	44,409
Other Automotive	8,479	7,396	27,296	19,130
Subtotal Automotive	$228,243	$238,849	$700,300	$724,420
Remote Power Generation (GPT)	3,477	4,378	11,181	14,310
Industrial Chambers	—	9,829	3,418	30,460
Gentherm Medical	8,336	8,448	26,404	23,300
Subtotal Industrial	$11,813	$22,655	$41,003	$68,070
Total Company	$240,056	$261,504	$741,303	$792,490

a)

Battery Thermal Management or BTM product revenues include Gentherm’s automotive grade, low cost, heat resistant fans and blowers used by customer for battery cooling through ventilation and production level shipments of the advanced TED based active cool system.

Total product revenues information by geographic area is as follows (based on shipment destination):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$111,570	$125,936	$340,656	$369,798
Germany	20,379	22,681	63,889	68,670
Japan	20,508	16,672	59,102	43,520
China	17,591	22,756	49,598	71,887
South Korea	14,543	12,814	45,098	42,419
Czech Republic	8,805	10,742	30,956	33,563
Canada	8,833	7,778	29,226	33,482
United Kingdom	8,315	9,037	23,980	28,349
Other	29,512	33,088	98,798	100,802
Total Non-U.S.	$128,486	$135,568	$400,647	$422,692
	$240,056	$261,504	$741,303	$792,490

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 8 – Revenue Recognition

The aggregate amount of transaction price allocated to material rights that remain unsatisfied as of September 30, 2019 is $747. We expect to recognize into revenue, 42% of this balance in the next 3 months, and the remaining 33%, 9%, 9% and 7% in 2020, 2021, 2022 and 2023, respectively.

Unearned revenue related to the Automotive segment was $747 and $1,597 as of September 30, 2019 and December 31, 2018, respectively.

Changes in unearned revenue were as follows:

Nine Months Ended September 30, 2019
Balance, beginning of period	$1,597
Additions to unearned revenue	549
Reclassified to revenue	(1,211)
Reclassified to held for sale	(168)
Currency impacts	(20)
Balance, end of period	$747

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods.

Total costs to obtain a contract that were recognized on the consolidated condensed balance sheets as of September 30, 2019 and December 31, 2018 were immaterial.

Note 9 – Income Taxes

At the end of each interim period, the Company makes its best estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to unusual or infrequent items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or income tax contingencies is recognized in the interim period in which the change occurs.

The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. Jurisdictions with a projected loss for the year or a year-to-date loss for which no tax benefit or expense can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the composition and timing of actual earnings compared to annual projections. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or as our tax environment changes. To the extent that the expected annual effective income tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

A summary of the provision for income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2019 and September 30, 2018, is shown below (in thousands, except effective tax rates):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax expense	$6,771	$3,688	$19,214	$9,807
Earnings before income tax	$22,658	$3,333	$46,266	$39,077
Effective tax rate	29.9%	110.7%	41.5%	25.1%

Income tax expense excluding impairment loss	$6,771	$3,688	$19,214	$9,807
Earnings before income tax excluding impairment loss	$23,495	$14,809	$67,472	$50,553
Effective tax rate excluding impairment loss	28.8%	24.9%	28.5%	19.4%

For the nine months ended September 30, 2019, the Company recognized a loss of $21,206 related to an impairment loss for which no tax benefit was provided. Similarly, for the nine months ended September 30, 2018, the Company recognized a loss of $11,476 related to a non-deductible impairment loss. Income tax expense, earnings before income tax and effective tax rate excluding the impairment loss are noted above.

The Company’s effective tax rate for the three months ended September 30, 2018 included a discrete benefit related to stock-based compensation. For the nine months ended September 30, 2018, the Company’s effective tax rate included a discrete benefit related to certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign rates which differ from those in the U.S., U.S. taxes on foreign earnings, the realization of certain business tax credits, including research and development and foreign tax credits, and the applicable withholding taxes on the projected future repatriations of the earnings from the Company’s non-U.S. operations that are not considered permanently reinvested.

Note 10 – Goodwill

A summary of changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2019 is as follows:

Nine Months Ended September 30, 2019	Automotive	Industrial	Total
Balance, beginning of period	$37,533	$17,778	$55,311
Stihler acquisition	—	9,816	9,816
Currency impact	(1,388)	(238)	(1,626)
Balance, end of period	$36,145	$27,356	$63,501

Note 11 – Debt

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

Under the Amended Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (1.90% at September 30, 2019) plus 0.50%, Bank of America’s prime rate (5.00% at September 30, 2019), or the Eurocurrency rate (0.00% at September 30, 2019) plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (2.02% at September 30, 2019). All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

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

DEG China Loan

The first DEG loan, a loan we used to fund capital investments in China (the “DEG China Loan”), was subject to semi-annual principal payments that began March 2015 and ended in September 2019. During the third quarter of 2019, the DEG China Loan was paid in full.

DEG Vietnam Loan

The Company’s second fixed interest rate loan agreement with DEG was used to finance the construction and set up of the Vietnam production facility (“DEG Vietnam Loan”). The DEG Vietnam Loan is subject to semi-annual principal payments that began November 2017 and will end May 2023. Under the terms of the DEG Vietnam Loan, the Company must maintain a minimum Equity Ratio and Enhanced Equity Ratio, as defined by the DEG Vietnam Loan agreement, based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Vietnam Co. Ltd.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Undrawn borrowing capacity under the U.S. Revolving Note was $385,129 as of September 30, 2019. The following table summarizes the Company’s debt as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Interest Rate	Principal Balance	Principal Balance
Amended Credit Agreement:
U.S. Revolving Note (U.S. Dollar Denominations)	3.29%	$70,000	$122,000
U.S. Revolving Note (Euro Denominations)	1.25%	19,623	5,727
DEG China Loan	—	—	913
DEG Vietnam Loan	5.21%	10,000	11,250
Total debt		99,623	139,890
Current portion		(2,500)	(3,413)
Long-term debt, less current maturities		$97,123	$136,477

The scheduled principal maturities of our debt as of September 30, 2019 are as follows:

Year	U.S. Revolving Note	DEG Vietnam Note	Total
Remainder of 2019	$—	$1,250	$1,250
2020	—	2,500	2,500
2021	—	2,500	2,500
2022	—	2,500	2,500
2023	—	1,250	1,250
2024	89,623	—	89,623
Total	$89,623	$10,000	$99,623

As of September 30, 2019, we were in compliance, in all material respects, with all terms as outlined in the Amended Credit Agreement and DEG Vietnam Loan.

Note 12 – Financial Instruments

Cash, cash equivalents and restricted cash

The Company has cash that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents on the consolidated condensed balance sheets to cash, cash equivalents and restricted cash presented on the consolidated condensed statements of cash flows is as follows:

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents presented in the consolidated condensed balance sheets	$45,200	$39,620	$47,152	$103,172
Restricted cash	2,504	—	—	—
Cash, cash equivalents and restricted cash presented in the consolidated condensed statements of cash flows	$47,704	$39,620	$47,152	$103,172

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $25,210 and $33,250 outstanding as of September 30, 2019 and December 31, 2018, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years. No commodity swap contracts were outstanding at September 30, 2019 or at December 31, 2018.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated statements of income. See Note 14 for the amount of unrealized loss associated with foreign currency derivatives previously reported in accumulated other comprehensive loss that was reclassified into earnings during 2019. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of September 30, 2019 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Current assets	$897	Current liabilities	$—	$897

Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

	Location	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Foreign currency derivatives	Cost of sales	$328	$391	$1,003	$(214)
	Selling, general and administrative	—	—	—	75
	Other comprehensive income	(257)	1,753	806	2,304
	Foreign currency gain (loss)	18	11	(51)	58
Total foreign currency derivatives		$89	$2,155	$1,758	$2,223
Commodity derivatives	Cost of sales	$—	$—	$—	$145
	Other comprehensive income	—	—	—	$(218)
Total commodity derivatives		$—	$—	$—	$(73)

We did not incur any hedge ineffectiveness during the three and nine months ended September 30, 2019 and 2018.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 13 – Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative instruments (see Note 12) and the held for sale disposal group (see Note 4), the Company had no material financial assets and liabilities that are carried at fair value at September 30, 2019 and December 31, 2018. The carrying amounts of financial instruments comprising cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values due to the relatively short maturity of such instruments.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included above. For further information related to assets and liabilities measured at fair value on a non-recurring basis, see Note 3, "Acquisitions and Divestitures" and Note 4, “Assets and Liabilities Held for Sale”.

As of September 30, 2019, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  As of September 30, 2019, and December 31, 2018, the carrying values of the indebtedness under the Company’s Amended Credit Agreement and Credit Agreement, respectively, were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 11).  Discount rates used to measure the fair value of the DEG Vietnam Loan and DEG China Loan are based on quoted swap rates. As of September 30, 2019, the carrying value and estimated fair value of the DEG Vietnam Loan were $10,000 and $10,213,  respectively. As of December 31, 2018, the carrying value of the DEG Vietnam Loan and DEG China Loan were $11,250 and $913, respectively, as compared to an estimated fair value of $11,100 and $900, respectively.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 14 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2019 and 2018 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at June 30, 2019	$(2,339)	$(37,928)	$827		$(39,440)
Other comprehensive income (loss) before reclassifications	—	(14,857)	167		(14,690)
Income tax effect of other comprehensive income (loss) before reclassifications	—	(315)	(36)		(351)
Amounts reclassified from accumulated other comprehensive income (loss) into net income (loss)	—	—	(424)	a	(424)
Income taxes reclassified into net income (loss)	—	—	91		91
Net current period other comprehensive income (loss)	—	(15,172)	(202)		(15,374)
Balance at September 30, 2019	$(2,339)	$(53,100)	$625		$(54,814)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at June 30, 2018	$(2,406)	$(29,040)	$(397)		$(31,843)
Other comprehensive income (loss) before reclassifications	—	(3,266)	1,586		(1,680)
Income tax effect of other comprehensive income (loss) before reclassifications	—	15	(491)		(476)
Amounts reclassified from accumulated other comprehensive income (loss) into net income (loss)	—	—	167	a	167
Income taxes reclassified into net income (loss)	—	—	(45)		(45)
Net current period other comprehensive income (loss)	—	(3,251)	1,217		(2,034)
Balance at September 30, 2018	$(2,406)	$(32,291)	$820		$(33,877)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2018	$(2,339)	$(37,157)	$(4)		$(39,500)
Other comprehensive income (loss) before reclassifications	—	(15,454)	1,359		(14,095)
Income tax effect of other comprehensive income (loss) before reclassifications	—	(489)	(296)		(785)
Amounts reclassified from accumulated other comprehensive income (loss) into net income (loss)	—	—	(553)	a	(553)
Income taxes reclassified into net income (loss)	—	—	119		119
Net current period other comprehensive income (loss)	—	(15,943)	629		(15,314)
Balance at September 30, 2019	$(2,339)	$(53,100)	$625		$(54,814)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2017	$(2,366)	$(17,555)	$277		$(800)		$(20,444)
Cumulative effect of accounting change due to adoption of ASU 2018-02	(40)	—	—		—		(40)
Other comprehensive income (loss) before reclassifications	—	(14,519)	—		2,048		(12,471)
Income tax effect of other comprehensive income (loss) before reclassifications	—	(217)	—		(615)		(832)
Amounts reclassified from accumulated other comprehensive income (loss) into net income (loss)	—	—	(218)	a	256	a	38
Income taxes reclassified into net income (loss)	—	—	(59)		(69)		(128)
Net current period other comprehensive income (loss)	(40)	(14,736)	(277)		1,620		(13,433)
Balance at September 30, 2018	$(2,406)	$(32,291)	$—		$820		$(33,877)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) are included in cost of sales.

We expect all of the existing gains and losses related to foreign currency derivatives reported in accumulated other comprehensive loss as of September 30, 2019 to be reclassified into earnings during the next twelve months. See Note 12 for additional information about derivative financial instruments and the effects from reclassification to net income (loss).

Note 15 – Leases

The Company has operating leases for office, manufacturing and research and development facilities, as well as land leases for certain manufacturing facilities that are accounted for as operating leases. We also have operating leases for office equipment and automobiles. Excluding land leases, our leases have remaining lease terms ranging from less than 1 year to 7 years and may include options to extend the lease for an additional term equal to the original term of the lease.  Land leases have remaining lease terms that range from 41 to 44 years and some which specify that the end of the lease term is at the discretion of the lessee. We do not have lease arrangements with related parties.

Accounting Policy

The Company determines whether a contractual arrangement is or contains a lease at inception. Leases that are operating in nature are recognized in operating lease right-of-use assets, current lease liabilities and non-current lease liabilities on our consolidated condensed balance sheets. While Gentherm is not currently party to any leases that qualify as financing leases, right-of-use assets and liabilities recognized from financing leases would be presented separately from the right-of-use assets and liabilities recognized from operating leases on our consolidated condensed balance sheet.

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

For all classes of underlying assets, the Company accounts for leases that contain separate lease and nonlease components as containing a single lease component. The Company does not recognize lease right-of-use assets and lease liabilities from leases with an original lease term of 12 months or less and, instead, recognizes rent payments on a straight-line basis over the lease term in the Company’s consolidated condensed statements of income (loss). See Note 2 to our consolidated condensed financial statements for description of the impacts that resulted from the adoption of a new lease standard.

Components of lease expense for the nine months ended September 30, 2019 are as follows:

Lease cost:
Operating lease cost	$4,477
Short-term lease cost	2,678
Sublease income	(91)
Total lease cost	$7,064

Weighted-average remaining lease term and discount rate is as follows:

Weighted Average Remaining Lease Term:
Operating leases	4.6
Weighted Average Discount Rate:
Operating leases	5.45%

Other information:

Supplemental Cash Flow Information:
Gain on sale and leaseback transactions, net	$207
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,539
Right-of-use lease assets obtained in exchange for lease obligations:
Operating leases	$3,339

A summary of operating leases as of September 30, 2019, under all non-cancellable operating leases with terms exceeding one year is as follows:

2019 (excluding the nine months ended September 30, 2019)	$1,393
2020	4,570
2021	2,674
2022	1,550
2023	790
2024 or later	2,600
Total future minimum lease payments	$13,577
Less imputed interest	(1,703)
Total	$11,874

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to execute our strategic plan and Manufacturing Footprint Rationalization restructuring plan, our ability to finance sufficient working capital, the amount of availability under the Amended Credit Agreement and other indebtedness, our ability to continue to maintain or increase sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs.  Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof or as of the date specified herein and are based on management’s current expectations and beliefs.  Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018, and subsequent reports filed with the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements. In addition, such forward-looking statements do not include the potential impact of any business combinations, acquisitions, divestitures, strategic investments and other significant transactions that may be completed after the date hereof, each of which may present material risks to the Company’s business and financial results.  Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and related notes thereto included elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

Gentherm Incorporated is a global developer and marketer of innovative thermal management technologies for a broad range of heating and cooling and temperature control applications. Unless the context otherwise requires, the terms “Gentherm”, “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated and its consolidated subsidiaries. Our products provide solutions for automotive passenger climate comfort and convenience, battery thermal management and cell connecting systems, as well as patient temperature management within the health care industry. Our automotive products can be found on the vehicles of nearly all major automotive manufacturers operating in North America, Europe and Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities and to identify future thermal technology product opportunities in both automotive and other markets. The Company is also developing a number of new technologies and products that will help enable improvements to existing products and to create new product applications for existing and new markets.

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

Reportable Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Industrial.  See Note 7 to the consolidated condensed financial statements for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income. The financial information used by our chief operating decision maker to assess operating performance and allocate resources is based on these reportable segments.

Sale of Cincinnati Sub-Zero Industrial Chamber Business (CSZ-IC)

On February 1, 2019, as part of the Company’s Fit-for-Growth initiative to eliminate investments in non-core businesses, we completed the sale of the Cincinnati Sub-Zero industrial chamber business (“CSZ-IC”) and former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47.5 million, including $2.5 million of cash proceeds placed into an escrow account for a period of up to one year as partial security for the Company’s obligations under the sale agreement. In connection with the sale, Gentherm entered into an operating lease agreement for a portion of the office and manufacturing building space purchased by Weiss Technik North America, Inc. The Company recognized a $4,970 million pre-tax gain on the sale of CSZ-IC during the nine-months ended September 30, 2019.

Manufacturing Footprint Rationalization

On September 23, 2019, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. Under this plan, the Company will relocate and consolidate certain existing automotive manufacturing and, as a result, certain other activities, overall reducing the number of plants by two. The Company expects to incur total costs of between $20.0 million and $24.0 million, of which between $17.0 million and $21.0 million are expected to be cash expenditures. The total expected costs include employee separation costs of between $9.0 million and $11.0 million, capital expenditures of between $4.5 million and $5.5 million and non-cash expenses for accelerated depreciation and impairment of fixed assets of approximately $3.0 million. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $3.5 million and $4.5 million. The actions under this plan are expected to be substantially completed by the end of 2021. The actual timing, costs and savings of the Plan may differ materially from the Company’s current expectations and estimates

During the third quarter of 2019, the Company recognized expense of $5.2 million for employee separation costs that will be paid pursuant to the terms of statutory requirements of the affected locations. Additionally, the Company recognized $1.6 million of accelerated depreciation and fixed asset impairment.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies and Basis of Presentation,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. With the exception of leases, there have been no significant accounting policy changes during the nine-months ended September 30, 2019. See Note 2 for information about the adoption of ASU 2016-02, “Leases”.

Results of Operations Third Quarter 2019 Compared with Third Quarter 2018

Product revenues. Product revenues by product category, in thousands, for the three-months ended September 30, 2019 (“Third Quarter 2019”) and 2018 (“Third Quarter 2018”) are as follows:

	Three Months Ended September 30,
	2019	2018	% Change
Climate Control Seats (CCS)	$88,133	$97,578	(9.7)%
Seat Heaters	71,030	70,768	0.4%
Steering Wheel Heaters	16,621	18,095	(8.1)%
Automotive Cables	20,361	24,961	(18.4)%
Battery Thermal Management (BTM)(a)	11,890	7,461	59.4%
Electronics	11,729	12,590	(6.8)%
Other Automotive	8,479	7,396	14.6%
Subtotal Automotive	$228,243	$238,849	(4.4)%
Remote Power Generation (GPT)	3,477	4,378	(20.6)%
Industrial Chambers	—	9,829	(100.0)%
Gentherm Medical	8,336	8,448	(1.3)%
Subtotal Industrial	$11,813	$22,655	(47.9)%
Total Company	$240,056	$261,504	(8.2)%

a)

Battery Thermal Management or BTM product revenues include Gentherm’s automotive grade, low cost, heat resistant fans and blowers used by customer for battery cooling through ventilation and production level shipments of the advanced TED based active cool system.

Product revenues for the Third Quarter 2019 were $240.1 million compared with product revenues of $261.5 million during Third Quarter 2018, a decrease of $21.4 million, or 8.2%. The decrease included lower revenues in the automotive segment, which decreased by $10.6 million, or 4.4%, to $228.2 million, and lower industrial segment product revenues which decreased $10.8 million, or 47.9%, to $11.8 million.

Our automotive segment revenues decreased primarily due to unfavorable foreign currency, automotive volumes, and pricing. Unfavorable currency decreased revenues by $3.8 million, primarily attributable to the Euro, Chinese Renminbi and Korean Won. Unfavorable automotive volumes decreased revenues by $3.6 million, including the impact of the strike at General Motors which decreased revenues by approximately $3 million. Other reductions, primarily associated with reduced customer pricing, decreased revenues by $3.2 million.

Our industrial segment revenues decreased primarily due to the absence of revenue from CSZ-IC, which was sold on February 1, 2019, as well as lower revenue from GPT. Additionally, excluding the impact of the Stihler acquisition, Gentherm Medical revenue decreased approximately $1.5 million.

Cost of Sales. Cost of sales was $165.4 million during Third Quarter 2019 compared to $185.8 million during Third Quarter 2018, a decrease of $20.4 million, or 11.0%. This decrease was primarily associated with the sale of CSZ-IC in the first quarter of 2019, favorable currency impact, decreases in automotive volumes and operational performance improvements, including Fit-for-Growth. Additionally, the Third Quarter 2019 included a one-time benefit of approximately $1 million related to the release of an automotive warranty accrual upon resolution of a prior year quality issue. These items were offset by higher labor costs in Mexico, Macedonia and China.

The sale of CSZ-IC decreased cost of sales by $7.6 million. Operational performance improvements decreased cost of sales by $8.2 million, primarily attributable to decreases in overtime, expedited freight, material costs and quality costs. Favorable currency decreased cost of sales by $2.2 million primarily attributable to the Euro, Chinese Renminbi and Mexican Peso.

Net Research and Development Expenses. Net research and development expenses were $18.8 million during Third Quarter 2019 compared to $19.1 million during Third Quarter 2018, a decrease of $0.3 million, or 1.1%. The decrease in net research and development expenses is primarily related to lower incentive compensation costs and the Company’s focused portfolio and Fit-for-Growth cost reduction initiatives. These decreases in expense are offset by decreases in reimbursed research and development.

Reimbursed research and development totaled $3.2 million during Third Quarter 2019 compared to $5.5 million during Third Quarter 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $26.9 million during Third Quarter 2019 compared to $35.1 million during Third Quarter 2018, a decrease of $8.2 million, or 23.4%. The decrease was primarily related to the sale of CSZ-IC on February 1, 2019, lower incentive compensation costs and the Company’s focused portfolio and Fit-for-Growth cost reduction initiatives. Additionally, Third Quarter 2018 included a $3.3 million mark-to-market charge on cash paid stock options that did not repeat in Third Quarter 2019.

Restructuring expenses.  The Company recognized $8.7 million in restructuring expenses during Third Quarter 2019 primarily associated with the Manufacturing Footprint Rationalization restructuring program. Total restructuring expenses included $6.7 million of employee separation costs, $1.6 million of accelerated depreciation and fixed asset impairment and $0.4 of other related costs.

Foreign currency gain.  During Third Quarter 2019 we incurred a net foreign currency gain of $4.1 million which included a net realized gain of $0.5 million and a net unrealized gain of $3.6 million.

Impairment loss. During Third Quarter 2019, the Company recorded an impairment loss totaling $0.8 million associated with the Company’s plans to divest GPT. The loss is not expected to be deductible for income tax purposes.

Income Tax Expense. We recorded an income tax expense of $6.8 million during Third Quarter 2019 on earnings before income tax of $22.7 million.  The pre-tax earnings amount included the non-deductible impairment loss of $0.8 million. Adjusted for the impairment loss, the effective tax rate was 28.8% for the Third Quarter 2019.  During Third Quarter 2018, we recorded an income tax expense of $3.7 million on earnings before tax of $3.3 million.  The pre-tax earnings amount included the non-deductible impairment loss of $11.5 million. Adjusted for the impairment loss, the effective tax rate was 24.9% for the Third Quarter 2018. The effective tax rate for Third Quarter 2018 differed from the Federal statutory rate of 21% primarily due to increased international provisions from the U.S. tax reform, such as global intangible low-tax income (“GILTI”), enacted in December 2017, partly offset by favorable excess tax benefits on stock option exercises and certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions. The effective tax rate for Third Quarter 2019 was higher than the Federal statutory rate of 21% primarily due to the impact of higher statutory rates for our subsidiaries operating in foreign jurisdictions and effects from the U.S. tax reform, such as GILTI.

Results of Operations Year to Date 2019 Compared with Year to Date 2018

Product revenues. Product revenues by product category, in thousands, for the nine-months ended September 30, 2019 (“YTD 2019”) and 2018 (“YTD 2018”) are as follows:

	Nine Months Ended September 30,
	2019	2018	% Change
Climate Control Seats (CCS)	$270,924	$276,191	(1.9)%
Seat Heaters	218,578	235,164	(7.1)%
Steering Wheel Heaters	49,620	53,192	(6.7)%
Automotive Cables	66,316	77,471	(14.4)%
Battery Thermal Management (BTM)(a)	31,531	18,863	67.2%
Electronics	36,035	44,409	(18.9)%
Other Automotive	27,296	19,130	42.7%
Subtotal Automotive	$700,300	$724,420	(3.3)%
Remote Power Generation (GPT)	11,181	14,310	(21.9)%
Industrial Chambers	3,418	30,460	(88.8)%
Gentherm Medical	26,404	23,300	13.3%
Subtotal Industrial	$41,003	$68,070	(39.8)%
Total Company	$741,303	$792,490	(6.5)%

a)

Battery Thermal Management or BTM product revenues include Gentherm’s automotive grade, low cost, heat resistant fans and blowers used by customer for battery cooling through ventilation and production level shipments of the advanced TED based active cool system.

Product revenues during YTD 2019 were $741.3 million compared with product revenues of $792.5 million during YTD 2018, a decrease of $51.2 million, or 6.5%. The decrease included lower revenues in the automotive segment, which decreased by $24.1 million, or 3.3%, to $700.3 million and lower industrial segment product revenues which decreased $27.1 million, or 39.8%, to $41.0 million.

Our automotive segment revenues decreased primarily due to unfavorable foreign currency and pricing offset by increased volumes. Unfavorable currency decreased revenues by $16.7 million, primarily attributable to the Euro, Chinese Renminbi and Korean Won. Favorable volumes increased revenues by $1.6 million. Other reductions primarily associated with customer pricing, decreased revenues by $9.0 million.

Our industrial segment revenues decreased primarily due to the sale of CSZ-IC on February 1, 2019, as well as lower revenue from GPT. These decreases were partially offset by increased revenue from Gentherm Medical.

Cost of Sales. Cost of sales was $518.6 million during YTD 2019 compared to $558.5 million during YTD 2018, a decrease of $39.9 million, or 7.1%. This decrease was primarily associated with the sale of CSZ-IC in the first quarter of 2019, favorable currency impact and operational improvements, including Fit-for-Growth. These items were offset by increased U.S. tariffs, automotive volumes and higher labor costs in Mexico, Macedonia and China.

The sale of CSZ-IC decreased cost of sales by $20.8 million. Operational performance improvements decreased cost of sales by $19.1 million, primarily attributable to decreases in headcount, overtime, expedited freight and material costs. Favorable currency decreased cost of sales by $10.3 million primarily attributable to the Euro, Chinese Renminbi and Mexican Peso.

Net Research and Development Expenses. Net research and development expenses were $57.0 million during YTD 2019 compared to $63.4 million during YTD 2018, a decrease of $6.4 million, or 10.1%. The decrease in net research and development expenses is primarily related to the Company’s focused portfolio and Fit-for-Growth cost reduction initiatives.

Reimbursed research and development totaled $12.0 million during YTD 2019 compared to $12.5 million during YTD 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $91.7 million during YTD 2019, a decrease of $14.1 million, or 13.3%, from $105.8 million during YTD 2018. The decrease was primarily related to the sale of CSZ-IC on February 1, 2019 and the Company’s focused portfolio and Fit-for-Growth cost reduction initiatives.

Restructuring expenses.  The Company recognized $11.8 million in restructuring expenses during YTD 2019 primarily associated with the Manufacturing Footprint Rationalization restructuring program and other discrete restructuring actions which represented $6.8 million and $3.4 million, respectively. Total costs for the YTD 2019 included $8.2 million of employee separation costs, $2.0 million of accelerated depreciation and impairment charges and $1.6 million of other related costs.

Foreign currency gain (loss).  During YTD 2019 we incurred a net foreign currency gain of $3.5 million which included a net realized loss of $1.0 million and a net unrealized gain of $4.5 million.

Gain on sale of business. On February 1, 2019, as part of Company’s Fit-for-Growth initiative to eliminate investments in non-core businesses, we completed the sale of the CSZ-IC and former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47.5 million, including $2.5 million of cash proceeds that were placed into an escrow account for a period of up to one year. The Company recognized a pre-tax gain of $5.0 million on the sale of CSZ-IC during the nine months ended September 30, 2019.

Impairment loss. During the YTD 2019, the Company recorded an impairment loss totaling $21.2 million associated with the Company’s plans to divest GPT.  The loss is not expected to be deductible for income tax purposes.

Income Tax Expense. We recorded an income tax expense of $19.2 million during YTD 2019 on earnings before income tax of $46.3 million.  The pre-tax earnings amount included the non-deductible impairment loss of $21.2 million. Adjusted for the impairment loss, the effective tax rate was 28.5% for the YTD 2019. During YTD 2018, we recorded an income tax expense of $9.8 million on earnings before tax of $39.1 million.  The pre-tax earnings amount included the non-deducible impairment loss of $11.5 million.  Adjusted for the impairment loss, the effective tax rate was 19.4% for YTD 2018. The effective tax rate for YTD 2018 differed from the Federal statutory rate of 21% primarily due to the impact of discrete adjustments, including favorable excess tax benefits on stock option exercises and certain intercompany transaction which disproportionately benefited lower tax rate jurisdictions which were partially offset by the international provisions from the US tax reform, such as GILTI, enacted in December 2017. The effective tax rate for YTD 2019 was higher than the Federal statutory rate of 21% primarily due to the impact of higher statutory rates for our subsidiaries operating in foreign jurisdictions and effects from the U.S. tax reform, such as GILTI.

Liquidity and Capital Resources

Cash and Cash Flows

The Company has funded its financial needs primarily through cash flows from operating activities and equity and debt financings.  Our new strategic plan sets forth a capital allocation strategy that includes a targeted debt-to-earnings leverage ratio and allows for some of our cash flows to be paid back to investors through Common Stock repurchases.  On June 25, 2018, our Board of Directors increased the Company’s stock repurchase authorization to $300 million, of which $88.6 million of availability remained as of September 30, 2019.  This authorization expires on December 16, 2020. Based on its current operating plan, management believes cash and cash equivalents at September 30, 2019, together with cash flows from operating activities, and borrowings available under our credit agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months. However, if cash flows from operations decline, we may need to obtain alternative sources of capital and reduce or delay capital expenditures, acquisitions and investments, all of which could impede the implementation of our business strategy and adversely affect our results of operations and financial condition.  In addition, it is likely that we will need to complete one or more equity or debt financings if we consummate any significant acquisition or several smaller acquisitions.  There can be no assurance that such capital will be available at all or on reasonable terms, which could adversely affect our future operations and business strategy.

The following table represents our cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash, cash equivalents and restricted cash at beginning of period	$39,620	$103,172
Cash provided by operating activities	83,992	70,541
Cash provided by (used in) investing activities	14,474	(31,127)
Cash used in financing activities	(86,231)	(94,181)
Foreign currency effect on cash and cash equivalents	(4,151)	(1,253)
Cash, cash equivalents and restricted cash at end of period	$47,704	$47,152

Cash Flows From Operating Activities

We manage our cash, cash equivalents and restricted cash in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. The following table compares the cash flows from operating activities during YTD 2019 and YTD 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(In thousands)
Operating Activities:
Net income	$27,052	$29,270	$(2,218)
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,281	38,721	(5,440)
Deferred income taxes	5,072	(19)	5,091
Stock compensation	5,268	6,360	(1,092)
Defined benefit plan income	(754)	(219)	(535)
Provision for doubtful accounts	209	247	(38)
Loss on sale of property and equipment	319	2,273	(1,954)
Operating lease expense	4,477	—	4,477
Impairment loss	21,206	11,476	9,730
Gain on sale of business	(4,970)	—	(4,970)
Other	189	—	189
Net income before changes in operating assets and liabilities	91,349	88,109	3,240
Changes in operating assets and liabilities:
Accounts receivable	(6,170)	(13,855)	7,685
Inventory	(5,512)	(3,510)	(2,002)
Prepaid expenses and other assets	9,594	(7,867)	17,461
Accounts payable	(3,097)	8,376	(11,473)
Accrued liabilities	(2,172)	(712)	(1,460)
Net cash provided by operating activities	$83,992	$70,541	$13,451

Cash provided by operating activities during YTD 2019 was $84.0 million, representing an increase of $13.5 million from cash provided by operating activities during YTD 2018, which was $70.5 million. The following table highlights significant differences between the operating cash flows for the nine months ended September 30, 2019 and 2018, respectively:

(In thousands)
Net cash provided by operating activities during YTD 2018	$70,541
Decrease from lower net income before changes in operating assets and liabilities	3,240
Changes in working capital, net	20,493
Changes in other assets and liabilities, net	(10,282)
Net cash provided by operating activities during YTD 2019	$83,992

Net cash provided by operating activities before changes in operating assets and liabilities increased during YTD 2019 due to non-cash impairment losses of $21.2 million, partially offset by a $5.0 gain recognized on the sale of CSZ-IC. Additionally, working capital, net provided unfavorable cash flows related to accounts payable and accrued liabilities and favorable amounts related to accounts receivable, inventory and prepaid expenses and other assets.

The following table illustrates changes in working capital during YTD 2019:

(In thousands)
Working capital at December 31, 2018	$267,679
Increase in cash, cash equivalents and restricted cash	6,340
Impairment loss on assets classified as held for sale	(21,206)
Foreign currency effect on working capital	(5,044)
Increase in accounts receivable	6,454
Decrease in tax receivables	(9,137)
Increase in inventory	6,376
Decrease in prepaid expenses and other assets	(3,110)
Decrease in accounts payable	2,591
Increase in accrued liabilities	(5,780)
Decrease in working capital due to the sale of a business	(42,530)
Increase in net current assets classified as held for sale	6,505
Increase in working capital from acquisition of new company	5,203
Working capital at September 30, 2019	$214,341

The following table highlights significant transactions that contributed to the increase in cash, cash equivalents and restricted cash during the nine-months ended September 30, 2019:

(in Thousands)
Net cash provided by operating activities	$83,992
Purchases of property and equipment	(18,340)
Repayments of Debt	(69,049)
Borrowings from U.S. Revolving Note	29,470
Stock repurchases	(58,040)
Proceeds from the exercise of common stock options	13,879
Proceeds from the sale of CSZ-IC	47,500
Cash paid for acquisition of subsidiary	(14,823)
Other items	(8,249)
Increase in cash	$6,340

In addition to these transactions, working capital was impacted by increases in accounts receivable, inventory, accrued liabilities, and decreases in prepaid expenses and other assets, accounts payable, and tax receivables. The changes in current assets and liabilities reflect the classification of additional assets related to GPT (disposal group) as held for sale during YTD 2019.  All assets and liabilities of the disposal group are classified as held for sale within current assets and current liabilities, respectively, on the Company’s consolidated balance sheet as of September 30, 2019. See Note 4 to our consolidated condensed financial statement for additional information about the assets and liabilities classified as held for sale.

Cash Flows From Investing Activities

Cash provided by investing activities was $14.5 million during YTD 2019, reflecting cash proceeds of $47.5 million related to the sale of CSZ-IC, offset by the acquisition of Stihler for $14.8 million and the purchases of property and equipment related to the expansion of production capacity, totaling $18.3 million.

Cash Flows From Financing Activities

Cash used in financing activities was $86.2 million during YTD 2019, reflecting payments of principal on the U.S. Revolving Note, the DEG China Loan and the DEG Vietnam Loan totaling $69.0 million in aggregate partially offset by additional borrowings on the U.S. Revolving Note totaling $29.5 million.  As of September 30, 2019, the total availability under the U.S. Revolving Note was $385.1 million. Cash was also paid in YTD 2019 for the repurchase of Common Stock totaling $58.0 million, financing costs incurred with for the Amended and Restated Credit Agreement totaling $1.3 million and cancellations of restricted stock awards totaling $1.2 million, partially offset by proceeds from the exercise of common stock options totaling $13.9 million.

Off-Balance Sheet Arrangements

We use letters of credit to guarantee our performance under specific construction contracts executed by our subsidiaries, GPT and Gentherm Medical.  The expiration dates of the letter of credit contracts coincide with the expected completion date of the contract.  Extensions are normally made if performance obligations continue beyond the expected completion date.  At September 30, 2019, we had outstanding letters of credit of $72 thousand, a decrease from $455 thousand at December 31, 2018.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $25.2 million and $33.3 million outstanding at September 30, 2019 and December 31, 2018, respectively.

The maximum length of time over which we hedge our exposure to price fluctuations in material commodities is two years.  No commodity swap contracts were outstanding at September 30, 2019 or at December 31, 2018.

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

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of September 30, 2019 is set forth in Note 12 to the consolidated condensed financial statements included herein.

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

September 30, 2019

	Expected Maturity Date
	2019	2020	2021	2022	2023	2024	Total	Fair Value
	(In thousands except rate information)
Liabilities
Long Term Debt:
Variable Rate (€EUR)	$—	—	—	—	—	19,623	$19,623	$19,623
Variable Interest Rate as of September 30, 2019						1.25%	1.25%
Variable Rate ($USD)		—	—	—	—	70,000	$70,000	$70,000
Variable Interest Rate as of September 30, 2019						3.29%	3.29%
Fixed Rate ($USD)	$1,250	$2,500	$2,500	$2,500	$1,250	—	$10,000	$10,213
Fixed Interest Rate	5.21%	5.21%	5.21%	5.21%	5.21%		5.21%

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

September 30, 2019

	Expected Maturity or Transaction Date
Anticipated Transactions And Related Derivatives	2019	2020	Total	Fair Value
	(In thousands except rate information)
$U.S. functional currency
Forward Exchange Agreements:
(Receive MXN/Pay USD$)
Total Contract Amount	$10,726	$14,484	$25,210	$897
Average Contract Rate	20.98	20.71	20.83

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, we identified a material weakness related to Information Technology General Controls (“ITGC”) at our wholly owned subsidiary, Gentherm Medical, LLC (formerly, Cincinnati Sub-Zero Products, LLC), which did not operate in a way to appropriately restrict elevated access and address segregation of duty conflicts at both the information technology and end user levels.

During the nine months ended September 30, 2019, in response to this material weakness, the Company implemented a remediation plan which included development of enhanced risk assessment procedures and controls over the monitoring of elevated access and segregations of duty conflicts. We completed our testing of the operating effectiveness of the enhanced controls and found them to be effective as of September 30, 2019. As a result, we have concluded that the material weakness has been remediated as of September 30, 2019.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no current material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the nine months ended September 30, 2019.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.  You should carefully consider the risks and uncertainties described therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Third Quarter 2019

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2019 to July 31, 2019	213,565	$40.20	213,565	104,974,519
August 1, 2019 to August 31, 2019	225,398	$37.77	225,398	96,463,515
September 1, 2019 to September 30, 2019	195,662	$40.50	195,662	88,559,879

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

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.1*	Employment Contract between Gentherm GmbH and Thomas Stocker, effective [September 1, 2019]	X
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

Date: October 29, 2019

/s/ MATTEO ANVERSA
Matteo Anversa
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: October 29, 2019