Form 10-Q
period 2020-03-31
GENTHERM Inc
filed 2020-05-07
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

At May 4, 2020, there were 32,599,412 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$222,939	$50,443
Restricted cash	2,505	2,505
Accounts receivable, less allowance of $1,639 and $1,193, respectively	159,011	159,710
Inventory:
Raw materials	60,844	61,323
Work in process	6,778	7,444
Finished goods	50,019	49,712
Inventory, net	117,641	118,479
Other current assets	44,941	42,726
Total current assets	547,037	373,863
Property and equipment, net	152,120	160,605
Goodwill	63,894	64,572
Other intangible assets, net	50,062	49,783
Operating lease right-of-use assets	14,991	11,587
Deferred income tax assets	56,032	57,650
Other non-current assets	9,234	9,326
Total assets	$893,370	$727,386
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$97,065	$83,035
Current lease liabilities	4,735	4,586
Current maturities of long-term debt	2,500	2,500
Other current liabilities	67,000	66,583
Total current liabilities	171,300	156,704
Long-term debt, less current maturities	231,667	78,124
Pension benefit obligation	7,619	8,057
Non-current lease liabilities	10,869	6,751
Other non-current liabilities	1,534	5,100
Total liabilities	$422,989	$254,736
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized, 32,598,854 and 32,674,354 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	102,059	102,507
Paid-in capital	9,648	10,852
Accumulated other comprehensive loss	(54,931)	(42,441)
Accumulated earnings	413,605	401,732
Total shareholders’ equity	470,381	472,650
Total liabilities and shareholders’ equity	$893,370	$727,386

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Product revenues	$228,613	$257,921
Cost of sales	162,546	182,614
Gross margin	66,067	75,307
Operating expenses:
Net research and development expenses	17,760	18,897
Selling, general and administrative expenses	25,840	32,651
Restructuring expenses	3,766	1,914
Total operating expenses	47,366	53,462
Operating income	18,701	21,845
Interest expense, net	(748)	(1,368)
Foreign currency (loss) gain	(938)	203
Gain on sale of business	—	4,970
Impairment loss	—	(10,484)
Other income	264	143
Earnings before income tax	17,279	15,309
Income tax expense	5,406	6,895
Net income	$11,873	$8,414
Basic earnings per share	$0.36	$0.25
Diluted earnings per share	$0.36	$0.25
Weighted average number of shares – basic	32,693	33,573
Weighted average number of shares – diluted	32,869	33,733

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$11,873	$8,414
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,740)	(4,251)
Unrealized (loss) gain on foreign currency derivative securities, net of tax	(3,750)	599
Other comprehensive loss, net of tax	(12,490)	(3,652)
Comprehensive (loss) income	$(617)	$4,762

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net income	$11,873	$8,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,406	11,052
Deferred income taxes	721	1,749
Stock based compensation	1,942	1,968
Defined benefit plan expense (income)	85	(617)
Allowance for credit losses	451	229
Loss on sale of property and equipment	119	178
Operating lease expense	1,651	1,333
Impairment loss	—	10,484
Gain on sale of business	—	(4,970)
Changes in assets and liabilities:
Accounts receivable	(2,491)	(8,293)
Inventory	(404)	(229)
Other assets	(4,805)	(5,553)
Accounts payable	13,540	(2,079)
Other liabilities	(3,669)	(6,785)
Net cash provided by operating activities	29,419	6,881
Investing Activities:
Proceeds from the sale of property and equipment	34	28
Proceeds from divestiture of business	—	47,500
Acquisition of intangible assets	(3,141)	—
Purchases of property and equipment	(3,231)	(5,150)
Net cash (used in) provided by investing activities	(6,338)	42,378
Financing Activities:
Borrowing of debt	169,546	10,428
Repayments of debt	(16,111)	(49,627)
Cash paid for the cancellation of restricted stock	(404)	(376)
Proceeds from the exercise of Common Stock options	5,902	214
Cash paid for the repurchase of Common Stock	(9,092)	(8,040)
Net cash provided by (used in) financing activities	149,841	(47,401)
Foreign currency effect	(426)	(209)
Net increase in cash, cash equivalents and restricted cash	172,496	1,649
Cash, cash equivalents and restricted cash at beginning of period	52,948	39,620
Cash, cash equivalents and restricted cash at end of period	$225,444	$41,269
Supplemental disclosure of cash flow information:
Cash paid for taxes	$3,525	$3,466
Cash paid for interest	$537	$1,252

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2019	32,674	$102,507	$10,852	$(42,441)	$401,732	$472,650
Stock repurchase	(246)	(9,092)	—	—	—	(9,092)
Exercise of Common Stock options for cash	162	7,374	(1,472)	—	—	5,902
Cancellation of restricted stock	(1)	(404)	—	—	—	(404)
Stock option compensation	—	—	268	—	—	268
Common Stock issued to Board of Directors and employees	10	1,674	—	—	—	1,674
Other comprehensive loss	—	—	—	(12,490)	—	(12,490)
Net income	—	—	—	—	11,873	11,873
Balance at March 31, 2020	32,599	$102,059	$9,648	$(54,931)	$413,605	$470,381

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2018	33,857	$140,300	$14,934	$(39,500)	$363,965	$479,699
Cumulative effect of accounting change due to adoption of ASU 2016-02	—	—	—	—	261	261
Stock repurchase	(200)	(8,040)	—	—	—	(8,040)
Exercise of Common Stock options for cash	13	1,021	(807)	—	—	214
Cancellation of restricted stock	(17)	(376)	—	—	—	(376)
Stock option compensation	—	—	386	—	—	386
Common Stock issued to Board of Directors and employees	—	1,581	—	—	—	1,581
Other comprehensive loss	—	—	—	(3,652)	—	(3,652)
Net income	—	—	—	—	8,414	8,414
Balance at March 31, 2019	33,653	$134,486	$14,513	$(43,152)	$372,640	$478,487

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 1 – Overview

Gentherm Incorporated is a global developer and marketer of innovative thermal management technologies for a broad range of heating and cooling and temperature control applications. Unless the context otherwise requires, the terms “Gentherm”, “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated and its consolidated subsidiaries. Our products provide solutions for automotive passenger climate comfort and convenience, battery thermal management and cell connecting systems, as well as patient temperature management within the health care industry. Our automotive products can be found in the vehicles of nearly all major automotive manufacturers operating in North America and Europe, and several major automotive manufacturers in Asia. The Company operates in locations aligned with its major customers’ product strategies to provide locally enhanced design, integration and production capabilities. The Company is also developing a number of new technologies and products that will help enable improvements to existing products and to create new product applications for existing and new markets.

On February 1, 2019, the Company completed the divestiture of its environmental test equipment business, Cincinnati Sub Zero industrial chamber business (“CSZ-IC”) and on October 1, 2019, the Company completed the divestiture of its remote power generation systems business, Gentherm Global Power Technologies (“GPT”). The Company’s consolidated condensed financial statements herein include the results of CSZ-IC and GPT through their respective dates of divestiture.  CSZ-IC and GPT are not subject to discontinued operations classification.

On April 1, 2019, Gentherm acquired Stihler Electronic GmbH (“Stihler”), a leading developer and manufacturer of patient and blood temperature management systems. The acquisition was accounted for as a business combination.

Basis of Presentation

The unaudited consolidated condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The information furnished in the consolidated condensed financial statements include all adjustments (consisting of only normal, recurring adjustments), considered necessary to present fairly the results of operations, financial position and cash flows of the Company. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

In preparing these financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. These estimates and assumptions are subject to an inherent degree of uncertainty. We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

Note 2 – New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Expected Credit Losses

In June 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held.  ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019.  The Company adopted ASU 2016-13 as of January 1, 2020 and there was no significant

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

impact on its consolidated condensed financial statements and related disclosures as a result. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

Cloud Computing Arrangements That Are Service Contracts

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019. The Company adopted ASU 2018-15 as of January 1, 2020 and there was no significant impact on its consolidated condensed financial statements and related disclosures as a result.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  ASU 2018-13 removes certain disclosure requirements, including (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfer between levels, and (iii) the valuation processes for Level 3 fair value measurements.  ASU 2018-13 also adds new disclosure requirements, including (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. The Company adopted ASU 2018-13 as of January 1, 2020 and there was no significant impact on its consolidated condensed financial statements and related disclosures as a result.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Income Taxes

In December 2019, the FASB issued Accounting Standard Update ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This ASU simplifies the accounting for income taxes by removing certain exceptions previously included in the guidance. In addition, the ASU provides new guidance on accounting for specific taxes and minor codification improvements. ASU 2019-12 is effective for annual periods ending after December 15, 2020. Early adoption of the amendments in this update is permitted. The Company is currently in the process of determining the impact the implementation of ASU 2019-12 will have on the Company’s financial statement note disclosures.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 3 – Acquisitions and Divestitures

In June 2018, Gentherm announced a new strategic plan. An important element of the strategy was the elimination of investments in non-core areas, including GPT and CSZ-IC.

Divestiture of CSZ-IC

On February 1, 2019, the Company completed the sale of CSZ-IC and the former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47,500, including $2,500 of cash proceeds placed into an escrow account for a period of up to one year as partial security for the Company’s obligations under the sale agreement. The cash proceeds held in escrow are recorded as restricted cash within the consolidated condensed balance sheets. In connection with the sale, Gentherm entered into an operating lease agreement for a portion of the office and manufacturing building space purchased by Weiss Technik North America, Inc.  The Company recognized a $4,970 pre-tax gain on the sale of CSZ-IC during the three months ended March 31, 2019, which is classified as Gain on sale of business within the consolidated condensed statements of income.  In January 2020, claims were made against the cash proceeds held in the escrow account, which has been maintained in escrow following the expiration of the one-year escrow period.  The Company is not able to estimate the possible loss, if any, of amounts held in escrow in connection with this matter.

Divestiture of GPT

During 2018, the Company determined that GPT met the held for sale criteria.  During the three months ended March 31, 2019, the Company continued to assess the fair value of the GPT disposal group, less costs to sell, at each reporting period. As a result of these fair value measurements, the Company recorded impairment loss of $6,998 for the three months ended March 31, 2019. Additionally, during the three months ended March 31, 2019, the Company determined an equity investment met the held for sale criteria and recognized impairment loss of $3,486. On October 1, 2019, the Company completed the sale of GPT for a nominal amount.

Acquisition of Stihler

On April 1, 2019, Gentherm acquired Stihler for a purchase price of $15,476, net of cash acquired and including $653 of contingent consideration to be paid upon achievement of a milestone that must be completed by September 2020. In addition, the purchase agreement includes a contingent payment of $653 to be paid if the selling shareholder remains employed by Stihler through December 2020. This amount is being recognized as a component of selling, general and administrative expenses ratably over the service period. The results of operations of Stihler were reported within the Company’s Industrial segment from the date of acquisition. The acquisition was accounted for as a business combination. The purchase price and related allocation were finalized in the fourth quarter of 2019. The pro forma effect of the Stihler acquisition does not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements are presented.

Note 4 – Restructuring

Manufacturing Footprint Rationalization

On September 23, 2019, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. Under this plan, the Company will relocate and consolidate certain existing automotive manufacturing and, as a result, reduce the number of plants by two.  On March 20, 2020, the Company announced the initial phase of this restructuring plan, which includes the consolidation of all North American electronics manufacturing to Celaya, Mexico. This will result in the closure of the Burlington, Canada facility, and the transfer of electronics manufacturing from Acuña, Mexico.

During the three months ended March 31, 2020, the Company recognized restructuring expense of $248 for employee separation costs and $242 for accelerated depreciation. The Company has recorded approximately $7,440 of restructuring expenses since the inception of this program.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

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

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the three months ended March 31, 2020 and 2019, the Company recognized $3,054 and $395 of employee separation costs, respectively, and $222 and $4 of other related costs, respectively.  In addition, during the three months ended March 31, 2019, the Company recognized $425 of asset impairment loss. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead costs. These discrete restructuring actions are expected to approximate the total cumulative costs for those actions. The Company will continue to explore opportunities to improve its future profitability and competitiveness. These actions may result in the recognition of additional restructuring charges that could be material.

GPT and CSZ-IC

Costs associated with the divestiture process were classified as restructuring. During the three months ended March 31, 2019, the Company recognized $251 of employee separation costs, and $839 of other related costs, related to the marketing of GPT and CSZ-IC, which were classified as restructuring.  The Company has recorded approximately $2,303 of restructuring expenses since inception of this program and it is considered complete.

Restructuring Expenses By Reporting Segment

The following table summarizes restructuring expense for the three months ended March 31, 2020 and 2019 by reporting segment:

	Three Months Ended March 31,
	2020	2019
Automotive	$3,122	$368
Industrial	96	1,546
Reconciling items	548	—
Total	$3,766	$1,914

Restructuring Liability

Restructuring liabilities are classified as accrued liabilities on the consolidated condensed balance sheets. The following table summarizes restructuring liability for the three months ended March 31, 2020:

	Employee Separation Costs	Accelerated Depreciation Charges	Other Related Costs	Total
Balance at December 31, 2019	$5,994	$—	$71	$6,065
Additions, charged to restructuring expenses	3,302	242	222	3,766
Cash payments	(1,932)	—	(202)	(2,134)
Non-cash utilization	—	(242)	—	(242)
Currency translation	(306)	—	38	(268)
Balance at March 31, 2020	$7,058	$—	$129	$7,187

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 5 – Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. The Company’s diluted earnings per share give effect to all potential shares of Common Stock outstanding during a period that do not have an anti-dilutive impact to the calculation. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be issued from the exercise of Common Stock equivalents.

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
Net income	$11,873	$8,414

Basic weighted average shares of Common Stock outstanding	32,692,895	33,573,411
Dilutive effect of stock options, restricted stock awards and restricted stock units	176,254	159,924
Diluted weighted average shares of Common Stock outstanding	32,869,149	33,733,335

Basic earnings per share	$0.36	$0.25
Diluted earnings per share	$0.36	$0.25

The following table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2020	2019
Anti-dilutive securities share impact	682,741	396,500

Note 6 – Segment Reporting

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

•

Industrial – this segment represents the combined results from our patient temperature management systems business (“Medical”), GPT (through October 1, 2019), CSZ-IC (through February 1, 2019) and Gentherm’s advanced research and development division. The operating results from these businesses and division are presented together as one reporting segment because of their historical joint concentration on identifying new markets and product applications based on thermal management technologies.

•	Reconciling Items – includes corporate selling, general and administrative costs and acquisition transaction costs.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three months ended March 31, 2020 and 2019.

Three Months Ended March 31,	Automotive	Industrial	Reconciling Items	Consolidated Total
2020:
Product revenues	$216,472	$12,141	$—	$228,613
Depreciation and amortization	9,524	507	375	10,406
Operating income (loss)	31,706	(605)	(12,400)	18,701
2019:
Product revenues	$242,357	$15,564	$—	$257,921
Depreciation and amortization	10,296	290	466	11,052
Operating income (loss)	39,896	(4,514)	(13,537)	21,845

Automotive and Industrial segment product revenues by product category for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31,
	2020	2019
Climate Control Seats (CCS)	$82,528	$94,354
Seat Heaters	64,532	73,920
Automotive Cables	22,140	23,749
Steering Wheel Heaters	19,235	16,970
Battery Thermal Management (BTM)	11,209	10,745
Electronics	10,376	12,852
Other Automotive	6,452	9,767
Subtotal Automotive	216,472	242,357
Medical	12,141	8,187
GPT	—	3,959
CSZ-IC	—	3,418
Subtotal Industrial	12,141	15,564
Total Company	$228,613	$257,921

Total product revenues information by geographic area is as follows (based on shipment destination):

	Three Months Ended
	March 31,
	2020	2019
United States	$105,918	$118,454
Germany	16,830	23,210
South Korea	16,417	14,978
Japan	16,137	18,591
China	13,003	15,597
Czech Republic	10,073	12,142
Canada	8,262	10,291
Romania	7,659	6,922
United Kingdom	6,964	8,832
Other	27,350	28,904
Total Non-U.S.	$122,695	$139,467
Total Company	$228,613	$257,921

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 7 – Revenue Recognition

Contract Balances

The Company has no material contract assets. The Company’s contract liabilities are comprised of material rights in the Automotive segment.

The aggregate amount of transaction price allocated to material rights that remained unsatisfied as of March 31, 2020 was $186.  The Company expects to recognize into revenue, 23% of this unearned revenue balance during the remainder of 2020, and the remaining 28%, 27% and 22% in 2021, 2022 and 2023, respectively.

Changes in the unearned revenue balance during the three months ended March 31, 2020 were as follows:

Balance as of December 31, 2019	$579
Additions to unearned revenue	—
Reclassified to revenue	(389)
Currency impacts	(4)
Balance as of March 31, 2020	$186

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $1,800 and $1,893 as of March 31, 2020 and December 31, 2019, respectively. These amounts are recorded in other current assets and are being amortized into product revenues over the expected production life of the program.

Note 8 – Income Taxes

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into U.S. law. The CARES Act provides a stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. As permitted by the CARES Act, the Company expects to defer the payment of payroll taxes each quarter for the remainder of 2020 to be paid in the fourth quarters of 2021 and 2022.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended March 31, 2020 and 2019, is shown below:

	Three Months Ended
	March 31,
	2020	2019
Income tax expense	$5,406	$6,895
Earnings before income tax	$17,279	$15,309
Effective tax rate	31.3%	45.0%

Income tax expense	$5,406	$6,895
Earnings before income tax excluding impairment loss	$17,279	$25,793
Effective tax rate excluding impairment loss	31.3%	26.7%

For the three months ended March 31, 2019, the Company recognized a loss of $10,484 related to a non-deductible impairment loss.

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

Note 9 – Details of Certain Balance Sheet Components

	March 31, 2020	December 31, 2019
Other current assets:
Income tax and other tax receivable	$16,648	$17,057
Notes receivable	9,308	9,963
Prepaid expenses	9,027	7,022
Billable tooling	5,471	5,194
Short-term derivative financial instruments	—	1,242
Other	4,487	2,248
Total other current assets	$44,941	$42,726
Other current liabilities:
Liabilities from discounts and rebates	$18,877	$16,593
Accrued employee liabilities	16,150	26,019
Restructuring	7,187	6,065
Income and other taxes payable	5,644	3,693
Derivative financial instruments	3,553	—
Accrued warranty	3,323	4,596
Other	12,266	9,617
Total other current liabilities	$67,000	$66,583

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 10 – Goodwill and Other Intangibles

Goodwill

A summary of changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2020 is as follows:

	Automotive	Industrial	Total
Balance as of December 31, 2019	$36,938	$27,634	$64,572
Exchange rate impact	(502)	(176)	(678)
Balance as of March 31, 2020	$36,436	$27,458	$63,894

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of March 31, 2020 and December 31, 2019 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$87,519	$(51,181)	$36,338
Technology	27,782	(19,943)	7,839
Product development costs	19,455	(18,240)	1,215
Indefinite-lived:
Tradenames	4,670	—	4,670
Balance as of March 31, 2020	$139,426	$(89,364)	$50,062

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$89,208	$(50,687)	$38,521
Technology	25,106	(19,866)	5,240
Product development costs	19,911	(18,559)	1,352
Indefinite-lived:
Tradenames	4,670	—	4,670
Balance as of December 31, 2019	$138,895	$(89,112)	$49,783

On February 28, 2020, Gentherm acquired the automotive patents and technology of a development-stage technology company for $3,141. The investment was accounted for as an asset acquisition of defensive intangible assets and will be amortized over 6 years.

Note 11 – Debt

The following table summarizes the Company’s debt as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Amended Credit Agreement:
U.S. Revolving Note (U.S. Dollar Denominations)	2.20%	$183,000	3.05%	$50,000
U.S. Revolving Note (Euro Denominations)	1.25%	42,417	1.25%	21,874
DEG Vietnam Loan	5.21%	8,750	5.21%	8,750
Total debt		234,167		80,624
Less: current maturities		(2,500)		(2,500)
Long-term debt, less current maturities		$231,667		$78,124

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

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

The Amended Credit Agreement increased the U.S. Revolving Note from $350,000 to $475,000 and extended the maturity from March 17, 2021 to June 27, 2024. Subject to specified conditions, the Company can increase the U.S. Revolving Note or incur secured term loans in an aggregate amount of $175,000.  The Amended Credit Agreement also provides $15,000 availability for the issuance of letters of credit and a maximum of $40,000 for swing line borrowing.  Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the Amended Credit Agreement.  The Company had no outstanding letters of credit issued under the Amended Credit Agreement as of March 31, 2020 and December 31, 2019.

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

The Amended Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets, merge with other companies or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio (based on consolidated EBITDA for the applicable trailing 12-month period as defined in the Amended Credit Agreement) as of the end of any fiscal quarter. The Amended Credit Agreement also contains customary events of default.

Under the Amended Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (0.08% at March 31, 2020) plus 0.50%, Bank of America’s prime rate (3.25% at March 31, 2020), or the Eurocurrency rate plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (0.99% at March 31, 2020). All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio reported by the Company. As long as the Company is not in default of the terms and conditions of the Amended Credit Agreement, the lowest and highest possible Applicable Rate is 1.25% and 2.25%, respectively, for Eurocurrency Rate Loans and 0.25% and 1.25%, respectively, for Base Rate Loans.

In March 2020, the Company increased its borrowings under the Amended Credit Agreement by $169,546 as a safeguard to increase its cash position and provide additional financial flexibility due to the COVID-19 pandemic. The proceeds will be used for working capital and for other general corporate purposes permitted by the Amended Credit Agreement. As of March 31, 2020, inclusive of the new borrowings, $225,417 was outstanding under the Amended Credit Agreement. Based upon consolidated EBITDA for the twelve months ended March 31, 2020, $226,743 remains available for additional borrowings under the Amended Credit Agreement subject to specified conditions that Gentherm currently satisfies.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

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

As of March 31, 2020, the Company was in compliance with the terms of the Amended Credit Agreement and DEG Vietnam Loan.

The scheduled principal maturities of our debt as of March 31, 2020 were as follows:

Year	U.S. Revolving Note	DEG Vietnam Note	Total
Remainder of 2020	$—	$2,500	$2,500
2021	—	2,500	2,500
2022	—	2,500	2,500
2023	—	1,250	1,250
2024	225,417	—	225,417
Total	$225,417	$8,750	$234,167

Note 12 – Leases

The Company has operating leases for office, manufacturing and research and development facilities, as well as land leases for certain manufacturing facilities that are accounted for as operating leases. The Company also has operating leases for office equipment and automobiles. Excluding land leases, our leases have remaining lease terms ranging from less than 1 year to 12 years and may include options to extend the lease for an additional term equal to the original term of the lease.  Land leases have remaining lease terms that range from 41 to 43 years and some which specify that the end of the lease term is at the discretion of the lessee. The Company does not have lease arrangements with related parties.

Components of lease expense for the three months ended March 31, 2020 were as follows:

Three Months Ended
March 31, 2020
Lease cost:
Operating lease cost	$1,586
Short-term lease cost	509
Sublease income	(40)
Total lease cost	$2,055

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Other information related to leases is as follows:

Three Months Ended
March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,621
Right-of-use lease assets obtained in exchange for lease obligations:
Operating leases	$6,349
March 31, 2020
Weighted average remaining lease term:
Operating leases	6.5 years
Weighted average discount rate:
Operating leases	5.08%

A summary of operating leases as of March 31, 2020, under all non-cancellable operating leases with terms exceeding one year is as follows:

2020 (excluding the three months ended March 31, 2020)	$4,252
2021	4,153
2022	1,997
2023	1,256
2024	1,258
2025 or later	5,468
Total future minimum lease payments	18,384
Less imputed interest	(2,780)
Total	$15,604

Note 13 – Financial Instruments

Cash, Cash Equivalents and Restricted Cash

The Company has cash that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents on the consolidated condensed balance sheets to cash, cash equivalents and restricted cash presented on the consolidated condensed statements of cash flows is as follows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents presented in the consolidated condensed balance sheets	$222,939	$50,443
Restricted cash	2,505	2,505
Cash, cash equivalents and restricted cash presented in the consolidated condensed statements of cash flows	$225,444	$52,948

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which the Company hedges its exposure to foreign currency exchange risks is one year. The Company had foreign currency derivative contracts with a notional value of $22,176 and $14,449 outstanding as of March 31, 2020 and December 31, 2019, respectively.

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

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of March 31, 2020 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$—	Other current liabilities	$(3,553)	$(3,553)

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of December 31, 2019 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$1,242	Other current liabilities	$—	$1,242

Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

		Three Months Ended March 31,
	Location	2020	2019
Foreign currency derivatives	Cost of sales	$78	$240
	Other comprehensive (loss) income	(4,795)	766
	Foreign currency loss	(71)	(37)
Total foreign currency derivatives		$(4,788)	$969

The Company did not incur any hedge ineffectiveness during the three months ended March 31, 2020 and 2019.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 14 – Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative instruments (see Note 13), pension plan assets and a corporate owned life insurance policy, the Company had no material financial assets and liabilities that were carried at fair value at March 31, 2020 and December 31, 2019. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.  As of March 31, 2020 and December 31, 2019, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  As of March 31, 2020, and December 31, 2019, the carrying values of the indebtedness under the Company’s Amended Credit Agreement were not materially different than its estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 11).  Discount rates used to measure the fair value of the DEG Vietnam Loan are based on quoted swap rates.  As of March 31, 2020, the carrying value of the DEG Vietnam Loan was $8,750 as compared to an estimated fair value of $9,063.  As of December 31, 2019, the carrying value of the DEG Vietnam Loan was $8,750 as compared to an estimated fair value of $8,785.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 15 – Equity

In December 2016, the Board of Directors of Gentherm Incorporated (“Board of Directors”) authorized a three-year, $100 million stock repurchase program (“Stock Repurchase Program”). In June 2018, the Board of Directors authorized an increase and extension of the Stock Repurchase Program to $300 million, and extended the Stock Repurchase Program until December 2020. In March 2020, the Company suspended its Share Repurchase Program in order to preserve liquidity. However, repurchases under the Stock Repurchase Program may resume at management’s discretion and may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. Repurchases under the Stock Repurchase Program may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. During the three months ended March 31, 2020, the Company repurchased approximately $9.1 million of shares with an average price paid per share of $36.93 and have a remaining repurchase authorization of approximately $74.2 million.

Note 16 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the three months ended March 31, 2020 and March 31, 2019 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2019	$(3,371)	$(39,965)	$895		$(42,441)
Other comprehensive loss before reclassifications	—	(8,687)	(4,170)		(12,857)
Income tax effect of other comprehensive (loss) income before reclassifications	—	(53)	909		856
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(625)	a	(625)
Income taxes reclassified into net income	—	—	136		136
Net current period other comprehensive loss	—	(8,740)	(3,750)		(12,490)
Balance at March 31, 2020	$(3,371)	$(48,705)	$(2,855)		$(54,931)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) were included in cost of sales.
	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2018	$(2,339)	$(37,157)	$(4)		$(39,500)
Other comprehensive income (loss) before reclassifications	—	(4,074)	717		(3,357)
Income tax effect of other comprehensive loss before reclassifications	—	(177)	(156)		(333)
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	49	a	49
Income taxes reclassified into net income	—	—	(11)		(11)
Net current period other comprehensive (loss) income	—	(4,251)	599		(3,652)
Balance at March 31, 2019	$(2,339)	$(41,408)	$595		$(43,152)

(a)	The amounts reclassified from accumulated other comprehensive income (loss) were included in cost of sales.

The Company expects all of the existing gains and losses related to foreign currency hedge derivatives reported in accumulated other comprehensive loss as of March 31, 2020 to be reclassified into earnings during the next twelve months. See Note 13 for additional information about derivative financial instruments and the effects from reclassification to net income.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 17 – Commitments and Contingencies

The Company may be subject to various legal actions and claims in the ordinary course of its business, including those arising out of breach of contracts, product warranties, product liability, intellectual property rights, environmental matters, regulatory matters and employment-related matters.  The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on its consolidated condensed results of operations or financial position.  Product liability and warranty reserves are recorded separately from legal reserves, as described below.

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

The following is a reconciliation of the changes in accrued warranty costs:

	Three Months Ended
	March 31,
	2020	2019
Balance at beginning of the period	$4,596	$4,514
Warranty claims paid	(1,278)	(276)
Warranty expense for products shipped during the period	500	709
Adjustments to warranty estimates from prior periods	(450)	(305)
Adjustments due to currency translation	(45)	(26)
Balance at end of period	$3,323	$4,616

Note 18 – Subsequent Events

Subsequent to March 31, 2020, the impact of the COVID-19 pandemic on our business, results of operations and financial condition has materially worsened as compared to the first quarter of 2020. In particular, the Company significantly reduced production at its manufacturing facilities in response to COVID-19 related government mandates, reduced demand conditions and other operational drivers. This resulted in temporary, partial closures of several of the Company’s manufacturing facilities in the North America and Europe. Meanwhile, certain manufacturing facilities that were closed as of March 31, 2020 have re-opened. The extent of the further impact of the COVID-19 outbreak on the Company’s operational and financial performance, even after business operations resume, will depend on certain developments, including the duration and spread of the outbreak, the impact on its customers and suppliers and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as the impact of the COVID-19 pandemic on our financial results, liquidity, and business as well as the global economy, the amount of borrowing availability under the Amended Credit Agreement and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs, our ability to finance sufficient working capital, our ability to execute our strategic plan and Manufacturing Footprint Rationalization restructuring plan. Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof or as of the date specified herein and are based on management’s current expectations and beliefs.  Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, Part II “Item 1A. Risk Factors” in this Report and subsequent reports filed with the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements. In addition, such forward-looking statements do not include the potential impact of any business combinations, acquisitions, divestitures, strategic investments and other significant transactions that may be completed after the date hereof, each of which may present material risks to the Company’s business and financial results.  Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated condensed financial statements and related notes thereto included elsewhere in this Report and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

Gentherm Incorporated is a global developer and marketer of innovative thermal management technologies for a broad range of heating and cooling and temperature control applications. Unless the context otherwise requires, the terms “Gentherm”, “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated and its consolidated subsidiaries. Our products provide solutions for automotive passenger climate comfort and convenience, battery thermal management and cell connecting systems, as well as patient temperature management within the health care industry. Our automotive products can be found in the vehicles of nearly all major automotive manufacturers operating in North America and Europe, and several major automotive manufacturers in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. The Company is also developing a number of new technologies and products that will help enable improvements to existing products and to create new product applications for existing and new markets.

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle.  Historically, new vehicle demand has been driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives.  Economic volatility or weakness, as well as geopolitical factors, in North America, Europe or Asia, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. While our diversified automotive OEM customer base and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns, including the current impact of the COVID-19 pandemic, and benefit from industry upturns in the ordinary course, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.  In addition, we may be adversely impacted by volatility, weakness or slow growth in markets for hybrid electric vehicles specifically.

Recent Trends and Economic Conditions

The COVID-19 pandemic has significantly disrupted global economic activity, including in the automotive market. As a result of the global spread of the COVID-19 pandemic, light vehicle production volumes have declined across all regions.  According to the forecasting firm IHS Markit, global light vehicle production was 17.6 million units in the first quarter of 2020, down from 22.9 million units in the first quarter of 2019, a decline of 23.0%. In the first quarter of 2020, customer plants in North America and Europe were closed beginning in the second half of March due to the pandemic. This resulted in temporary, partial closures of several of our manufacturing facilities in the North America and Europe by the end of March. In Asia, customer plants, as well as our plants, were closed for several weeks in February, and operated at reduced volumes in March. The impact of the outbreak has expanded beyond China and its surrounding regions where the outbreak initially began in December 2019 and has transitioned to an event impacting the entire global economy and automotive market.  IHS Markit forecasted light vehicle production volumes for full-year 2020 is 69.3 million units, a decline of 22.0% from full-year 2019.

With respect to our key markets, actual light vehicle production volumes in North America for the first quarter of 2020 were 3.8 million units compared to 4.2 million units in the first quarter of 2019, a decrease of 9.5%, and light vehicle production volumes in Europe were 4.6 million units for the first quarter of 2020 compared to 5.7 million units in the first quarter of 2019, a decrease of 19.3%. Actual light vehicle production volumes in Japan/Korea were 3.0 million units in the first quarter of 2020 compared to 3.3 million units in the first quarter of 2019, a decrease of 9.1%.  The largest light vehicle production volume decline was in China, with 3.2 million units in the first quarter of 2020 compared to 6.0 million units in the first quarter of 2019, a decrease of 46.7%.

While the COVID-19 pandemic materially adversely affected our results of operations in the first quarter, the full extent of the impact may not be fully reflected in our results of operations until future periods, and we believe that the adverse impact of the COVID-19 pandemic has worsened in the second quarter. Such impact will be materially adverse to our business and results of operations, and may be materially adverse to our financial condition, cash flows, liquidity and stock price. In light of the substantial economic and financial impact of the COVID-19 pandemic and resulting uncertainties, the Company has taken significant actions to address its liquidity position.  In March 2020, the Company borrowed an additional $169 million under its revolving credit facility to increase its cash position and provide additional financial flexibility. In addition, the Company has been prudently addressing its day-to-day operations, including reducing expenses, inventory levels and capital spending and deferring 2020 base salaries generally for salaried employees.  See “—Liquidity and Capital Resources” below for additional information.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the first quarter of 2020, we secured an estimated $120 million of automotive new business awards, which represents the estimated future lifetime product revenues for all automotive customers. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that new business awards are an indicator of future revenue. New business awards are not projections of revenue or future business as of March 31, 2020, the date of this Report or any other date. Customer projections regularly change over time and we do not update our calculation of any new business award after the date initially communicated. Automotive new business awards in the first quarter 2020 also do not reflect, in particular, the impact of the COVID-19 pandemic on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties as described under “Forward-Looking Statements” above.

Divestitures

Divestiture of CSZ-IC

On February 1, 2019, the Company completed the divestiture of CSZ-IC and the former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47.5 million. In connection with the sale, Gentherm entered into an operating lease agreement for a portion of the office and manufacturing building space purchased by Weiss Technik North America, Inc.  The Company recognized a $5.0 million pre-tax gain on the sale of CSZ-IC during the three months ended March 31, 2019.  $2.5 million of cash proceeds remain in an escrow account pending resolution of a claim.

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

Restructuring

Manufacturing Footprint Rationalization

On September 23, 2019, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. Under this plan, the Company will relocate and consolidate certain existing automotive manufacturing and, as a result, reduce the number of plants by two. During the three months ended March 31, 2020, the Company recognized expense of $0.2 million for employee separation costs that will be paid pursuant to the terms of statutory requirements of the affected locations. Additionally, the Company recognized $0.2 million of accelerated depreciation during such period. The Company has recorded approximately $7.4 million of restructuring expenses since the inception of this program.

See Note 4, “Restructuring”, to our consolidated condensed financial statements included in this Report for information about our restructuring activities.

GPT and CSZ-IC Restructuring

During 2019, the Company completed its plan to eliminate non-core areas of investment through the divestitures of its environmental test equipment business, Cincinnati Sub-Zero industrial chamber business (“CSZ-IC”) and its remote power generation systems business, Gentherm Global Power Technologies (“GPT”). In addition, we launched a plan to optimize our manufacturing footprint and took additional actions to reduce costs through purchasing excellence and additional restructuring activities focused on reductions of selling, general and administrative expense.  During the three months ended March 31, 2019, the Company recognized $0.3 million of employee separation costs, and $0.8 million of other related costs, related to the marketing of GPT and CSZ-IC, in restructuring expenses.

See Note 4, “Restructuring”, to our consolidated condensed financial statements included in this Report for information about our restructuring activities.

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the three months ended March 31, 2020 and 2019, the Company recognized $3.1 million and $0.4 million of employee separation costs, respectively, and $0.2 million and less than $0.1 million of other related costs, respectively.  In addition, during the three months ended March 31, 2019, the Company recognized $0.4 million of asset impairment loss. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead costs. These discrete restructuring actions are expected to approximate the total cumulative costs for those actions. The Company will continue to explore opportunities to improve its future profitability and competitiveness. These actions may result in the recognition of additional restructuring charges that could be material

See Note 4, “Restructuring”, to our consolidated condensed financial statements included in this Report for information about our restructuring activities.

Stock Repurchase Program

In December 2016, the Board of Directors authorized a three-year, $100.0 million stock repurchase program. In June 2018, our Board of Directors authorized an increase in the stock repurchase program to $300.0 million and extended the stock repurchase program until December 2020.  In March 2020, the Company suspended its share repurchase program in order to preserve liquidity.  However, repurchases under the stock repurchase program may resume at management’s discretion and may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations.  During the three months ended March 31, 2020, we repurchased approximately $9.1 million of shares and have a remaining repurchase authorization of approximately $74.2 million.

See Note 15, “Equity”, to our consolidated condensed financial statements included in this Report for information about our stock repurchase program.

Reportable Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Industrial.  See Note 6, “Segment Reporting”, to the consolidated condensed financial statements included in this Report for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income. The financial information used by our chief operating decision maker to assess operating performance and allocate resources is based on these reportable segments.

Results of Operations First Quarter 2020 Compared with First Quarter 2019

The results of operations for the three months ended March 31, 2020 and March 31, 2019, in thousands, were as follows:

	Three Months Ended
	March 31,
	2020	2019	Favorable / (Unfavorable)
Product revenues	$228,613	$257,921	$(29,308)
Cost of sales	162,546	182,614	20,068
Gross margin	66,067	75,307	(9,240)
Operating expenses:
Net research and development expenses	17,760	18,897	1,137
Selling, general and administrative expenses	25,840	32,651	6,811
Restructuring expenses	3,766	1,914	(1,852)
Total operating expenses	47,366	53,462	6,096
Operating income	18,701	21,845	(3,144)
Interest expense, net	(748)	(1,368)	620
Foreign currency (loss) gain	(938)	203	(1,141)
Gain on sale of business	—	4,970	(4,970)
Impairment loss	—	(10,484)	10,484
Other income	264	143	121
Earnings before income tax	17,279	15,309	1,970
Income tax expense	5,406	6,895	1,489
Net income	$11,873	$8,414	$3,459

Product revenues by product category, in thousands, for the three months ended March 31, 2020 and March 30, 2019, were as follows:

	Three Months Ended
	March 31,
	2020	2019	% Change
Climate Control Seats (CCS)	$82,528	$94,354	(12.5%)
Seat Heaters	64,532	73,920	(12.7%)
Automotive Cables	22,140	23,749	(6.8%)
Steering Wheel Heaters	19,235	16,970	13.3%
Battery Thermal Management (BTM)	11,209	10,745	4.3%
Electronics	10,376	12,852	(19.3%)
Other Automotive	6,452	9,767	(33.9%)
Subtotal Automotive	$216,472	$242,357	(10.7%)
Medical	12,141	8,187	48.3%
GPT	—	3,959	(100.0%)
CSZ-IC	—	3,418	(100.0%)
Subtotal Industrial	$12,141	$15,564	(22.0%)
Total Company	$228,613	$257,921	(11.4%)

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,			Variance Due To:
	2020	2019	Favorable / (Unfavorable)	Volume	FX	Pricing/Other	Total
Product revenues	$228,613	$257,921	$(29,308)	$(17,193)	$(3,149)	$(8,966)	$(29,308)

Product revenues for the three months ended March 31, 2020 decreased 11.4% as compared to the three months ended March 31, 2019.  The decrease in product revenues is primarily due to unfavorable volumes in our Automotive segment, with an estimated $28 million of such decrease driven by the COVID-19 pandemic.  Product revenues were also negatively impacted by foreign currency impacts, primarily related to the Euro, Korean Won and Chinese Renminbi.  The decrease in product revenues included in Variance Due To Pricing/Other above is primarily attributable to the divestitures of CSZ-IC on February 1, 2019 and GPT on October 1, 2019, as well as decreases in customer pricing, partially offset by the acquisition of Stihler on April 1, 2019. The decrease in product revenues included in Variance Due To Pricing/Other above was also offset by an increase in product revenue of approximately $1 million in our Industrial segment primarily due to increased demand for our Blanketrol® solutions to support temperature management of COVID-19 patients.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,			Variance Due To:
	2020	2019	Favorable / (Unfavorable)	Volume	Operational Performance	FX	Other	Total
Cost of sales	$162,546	$182,614	$20,068	$9,726	$6,164	$1,754	$2,424	$20,068
Gross margin	66,067	75,307	(9,240)	$(7,467)	$684	$(1,395)	$(1,062)	$(9,240)
Gross margin - Percentage of product revenues	28.9%	29.2%

Cost of sales for the three months ended March 31, 2020 decreased 11.0% as compared to the three months ended March 31, 2019.  The decrease in cost of sales is due to the volume decreases of $17.6 million for our Automotive segment primarily related to the impact of the COVID-19 pandemic, operational performance improvements and favorable foreign currency impacts, primarily attributable to the Euro, Mexican Peso, Ukrainian Hryvnia and Chinese Renminbi.  The operational performance improvements are primarily attributable to decrease in material costs. The decrease in cost of sales is also due to the following items included in Variance Due to Other above:

•	$5.2 million of decrease attributable to divested businesses (CSZ-IC and GPT);
•	$1.2 million of increase due to higher labor costs in Mexico, Ukraine and Macedonia, partially offset by lower labor costs in China; and
•	$2.0 million of increase attributable to Medical, including the impact of the acquisition of Stihler on April 1, 2019.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019	Favorable / (Unfavorable)
Research and development expenses	$20,537	$22,608	$2,071
Reimbursed research and development expenses	$(2,777)	$(3,711)	$(934)
Net research and development expenses	$17,760	$18,897	$1,137
Percentage of product revenues	7.8%	7.3%

Net research and development expenses for the three months ended March 31, 2020 decreased 6.0% as compared to the three months ended March 31, 2019.  The decrease in net research and development expenses is primarily related to reduced project-related spending.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019	Favorable / (Unfavorable)
Selling, general and administrative expenses	$25,840	$32,651	$6,811
Percentage of product revenues	11.3%	12.7%

Selling, general and administrative expenses for the three months ended March 31, 2020 decreased 20.9% as compared to the three months ended March 31, 2019.  The decrease in selling, general and administrative expenses is primarily related to the impacts of divested businesses (CSZ-IC and GPT), lower stock compensation expense as a result of mark to market revaluation of stock appreciation rights during the three months ended March 31, 2020, as well as the absence of CFO transition costs in the three months ended March 31, 2020.

Restructuring Expenses

Below is a summary of our restructuring expenses, in thousands, for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019	Favorable / (Unfavorable)
Restructuring expenses	$3,766	$1,914	$(1,852)

Restructuring expenses primarily relate to the Manufacturing Footprint Rationalization restructuring program and other discrete restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead expenses. During the three months ended March 31, 2020, the Company recognized expenses of $3.3 million for employee separation costs, $0.2 million of accelerated depreciation and $0.2 million of other related costs. During the three months ended March 31, 2019, the Company recognized expenses of $0.6 million for employee separation costs, $0.4 million of asset impairment charges and $0.8 million of other related costs.

See Note 4, “Restructuring” of the consolidated condensed financial statements included in this Report for additional information.

Interest Expense

Below is a summary of our interest expense, in thousands, for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019	Favorable / (Unfavorable)
Interest expense, net	$(748)	$(1,368)	$620

See Note 11, “Debt” of the consolidated condensed financial statements included in this Report for additional information.

Foreign Currency (Loss) Gain

Below is a summary of our foreign currency (loss) gain, in thousands, for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019	Favorable / (Unfavorable)
Foreign currency (loss) gain	$(938)	$203	$(1,141)

Foreign currency loss for the three months ended March 31, 2020 included net realized foreign currency loss of $0.2 million and net unrealized foreign currency loss of $0.8 million.

Foreign currency gain for the three months ended March 31, 2019 included net realized foreign currency loss of $0.8 million and net unrealized foreign currency gain of $1.0 million.

Gain on Sale of Business

Below is a summary of our gain on sale of business, in thousands, for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019	Favorable / (Unfavorable)
Gain on sale of business	$—	$4,970	$(4,970)

On February 1, 2019, as part of the Company’s Fit-for-Growth initiative to eliminate investments in non-core businesses, we completed the sale of CSZ-IC to Weiss Technik North America, Inc. The Company recognized a pre-tax gain of $5.0 million on the sale of CSZ-IC during the three months ended March 31, 2019.

Impairment Loss

Below is a summary of our impairment loss, in thousands, for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019	Favorable / (Unfavorable)
Impairment loss	$—	$(10,484)	$10,484

During the three months ended March 31, 2019, the Company recorded an impairment loss of $10.5 million associated with the divestiture of GPT. See Note 3, “Acquisitions and Divestitures” of the consolidated condensed financial statements included in this Report for additional information.

Other income

Below is a summary of our other income, in thousands, for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019	Favorable / (Unfavorable)
Other income	$264	$143	$121

The increase in other income is primarily due to an increase in miscellaneous income.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019	Favorable / (Unfavorable)
Income tax expense	$5,406	$6,895	$1,489

Income tax expense was $5.4 million for the three months ended March 31, 2020, on earnings before income tax of $17.3 million, representing an effective tax rate of 31.3%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the international provisions of the U.S. tax reform, such as global intangible low-tax income (“GILTI”), enacted in December 2017, partly offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Income tax expense was $6.9 million for the three months ended March 31, 2019, on earnings before income tax of $15.3 million, representing an effective tax rate of 45.0%. The pre-tax earnings amount included the non-deductible impairment loss of $10.5 million. Adjusted for the impairment loss, the effective tax rate was 26.7% for the three months ended March 31, 2019.  The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the international provisions of the U.S. tax reform, such as GILTI, partly offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Changes in U.S. federal or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and shareholders’ equity.   The recently enacted CARES Act, together with earlier issued IRS guidance, provides for deferral of certain taxes. As permitted by the CARES Act, the Company expects to defer the payment of payroll taxes each quarter for the remainder of 2020 to be paid in the fourth quarters of 2021 and 2022.  The Company is evaluating other potential tax benefits under the CARES Act and may be impacted by further government tax guidance or relief.

Liquidity and Capital Resources

Cash and Cash Flows

The Company historically has funded its liquidity needs primarily through cash flows from operating activities and equity and debt financings.  Prior to the COVID-19 pandemic, we were focused on a capital allocation strategy within our strategic plan that included a targeted debt-to-earnings leverage ratio and using a portion of our cash flow for Common Stock repurchases.  As of March 31, 2020, $74.2 million of availability remained under the stock repurchase program.

In light of the significant economic uncertainty and financial impact of the COVID-19 pandemic, the Company has taken significant actions to address its liquidity.  First, the Company has been prudently addressing its day-to-day operations, including reducing expenses, inventory levels and capital spending.  In addition, effective May 1, 2010, the Company implemented base salary deferrals until December 31, 2020, including a 30-40% deferral at the Executive level and a 20% deferral for other salaried employees, to control expenses and conserve cash.  For U.S. employees, the accumulated deferred base salary will generally be paid on or before March 15, 2021 notwithstanding any termination of employment for any reason prior to payment.  The Company also revised its non-employee director compensation program for directors elected at the 2020 annual meeting of shareholders, with all compensation being paid in restricted stock for one year. Further, the Company has suspended its stock repurchase program to preserve liquidity.

Also, in March 2020, the Company increased its borrowings under the Amended Credit Agreement by $169.5 million as a safeguard to increase its cash position and provide additional financial flexibility. The proceeds will be used for working capital and for other general corporate purposes permitted by the Amended Credit Agreement. As of March 31, 2020, inclusive of the new borrowings, $225.4 million was outstanding under the Amended Credit Agreement. Based upon consolidated EBITDA for the twelve months ended March 31, 2020, $226.7 remains available for additional borrowings under the Amended Credit Agreement subject to specified conditions that Gentherm currently satisfies.  The Company may incur additional significant borrowing in the near term.  The determination of additional borrowing amounts will be evaluated based upon the Company’s ongoing performance, the current economic and industry outlook and the desire to provide additional financial flexibility. Future borrowing availability under the Amended Credit Agreement is subject to the Company’s compliance with financial covenants thereunder (including the Consolidated Leverage Ratio).  The Company expects its consolidated EBITDA for the trailing 12 months to continue to be significantly reduced as of the end of the second quarter 2020 due to the COVID-19 impact and it may continue to deteriorate thereafter. Therefore, subject to any amendment or waiver of the Consolidated Leverage Ratio from the lenders, the Company expects future borrowing availability will be materially less than the full amount of capacity available under the U.S. Revolving Note.  The Company expects that its lenders will agree to an amendment or waiver to increase the borrowing availability if necessary. Based on the Company’s current operating plan and the foregoing actions, management believes cash and cash equivalents at March 31, 2020, together with cash flows from operating activities, and borrowing available under our Amended Credit Agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months.  However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, and cash flows from operations decline, we may need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt offerings.

A continued worldwide disruption could materially affect our future access to sources of liquidity, and there can be no assurance that such capital will be available at all or on reasonable terms.  The extent to which the COVID-19 pandemic adversely affects our future financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience significant adverse impacts on our business and financial performance for a lengthy period of time as a result of its global economic impact.

The following table represents our cash, cash equivalents and restricted cash, in thousands:

	Three Months Ended March 31,
	2020	2019
Cash, cash equivalents and restricted cash at beginning of period	$52,948	$39,620
Cash provided by operating activities	29,419	6,881
Cash (used in) provided by investing activities	(6,338)	42,378
Cash provided by (used in) financing activities	149,841	(47,401)
Foreign currency effect on cash and cash equivalents	(426)	(209)
Cash, cash equivalents and restricted cash at end of period	$225,444	$41,269

Cash Flows From Operating Activities

We manage our cash, cash equivalents and restricted cash in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities. The following table compares the cash flows from operating activities during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, in thousands:

	Three Months Ended
	March 31,
	2020	2019	Change
Operating Activities:
Net income	$11,873	$8,414	$3,459
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,406	11,052	(646)
Deferred income taxes	721	1,749	(1,028)
Stock based compensation	1,942	1,968	(26)
Defined benefit pension plan income (expense)	85	(617)	702
Allowance for credit losses	451	229	222
Loss on sale of property and equipment	119	178	(59)
Operating lease expense	1,651	1,333	318
Impairment loss	—	10,484	(10,484)
Gain on sale of business	—	(4,970)	4,970
Net income before non-cash adjustments	27,248	29,820	(2,572)
Changes in operating assets and liabilities:
Accounts receivable	(2,491)	(8,293)	5,802
Inventory	(404)	(229)	(175)
Other assets	(4,805)	(5,553)	748
Accounts payable	13,540	(2,079)	15,619
Other liabilities	(3,669)	(6,785)	3,116
Net cash provided by operating activities	$29,419	$6,881	$22,538

The following table highlights significant differences between the operating cash flows for the three months ended March 31, 2020 and March 31, 2019, respectively, in thousands:

Net cash provided by operating activities for the three months ended March 31, 2019	$6,881
Lower net income before changes in operating assets and liabilities	(2,572)
Changes in working capital, net	26,044
Changes in other assets and liabilities	(934)
Net cash provided by operating activities for the three months ended March 31, 2020	$29,419

Net cash provided by operating activities before changes in operating assets and liabilities increased during the three months ended March 31, 2020 primarily due to higher net income and lower operating expenses. Additionally, working capital, net provided unfavorable cash flows related to accounts receivable, inventory and other assets and favorable amounts related to accounts payable and other liabilities.

The following table illustrates changes in working capital during the three months ended March 31, 2020, in thousands:

Working capital at December 31, 2019	$217,159
Increase in cash, cash equivalents and restricted cash	174,024
Increase in accounts receivable	560
Increase in inventory	555
Decrease in tax receivables, net	(1,896)
Increase in other assets	3,475
Increase in accounts payable	(14,794)
Increase in accrued expenses and other liabilities	(139)
Foreign currency effect on working capital	(3,207)
Working capital at March 31, 2020	$375,737

The following table highlights significant transactions that contributed to the increase in cash, cash equivalents and restricted cash during the three months ended March 31, 2020, in thousands:

Net cash provided by operating activities	$29,419
Purchases of property and equipment	(3,231)
Repayments of debt	(16,111)
Borrowings from U.S. Revolving Note	169,546
Stock repurchases	(9,092)
Proceeds from the exercise of Common Stock options	5,902
Acquisition of intangible assets	(3,141)
Proceeds from the sale of property and equipment	34
Other items	(830)
Increase in cash, cash equivalents and restricted cash	$172,496

Cash Flows From Investing Activities

Cash used in investing activities was $6.3 million during the three months ended March 31, 2020, primarily reflecting purchases of property and equipment of $3.2 million and the acquisition of intangible assets of $3.1 million.

Cash Flows From Financing Activities

Cash provided by financing activities was $149.8 million during the three months ended March 31, 2020, reflecting additional borrowings on the U.S. Revolving Note totaling $169.5 million partially offset by payments of principal on the U.S. Revolving Note totaling $16.1 million in aggregate.  Borrowings under the Amended Credit Agreement mature on June 27, 2024.  See Note 11, “Debt” of the consolidated condensed financial statements included in this Report for additional information. Cash was also paid during the three months ended March 31, 2020 for the repurchase of Common Stock totaling $9.1 million and for cancellations of restricted stock awards totaling $0.4 million, partially offset by proceeds from the exercise of Common Stock options totaling $5.9 million.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no significant changes in our critical accounting policies or critical accounting estimates during the first quarter of 2020.  We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “New Accounting Pronouncements” in the consolidated condensed financial statements included in this Report.

Off-Balance Sheet Arrangements

At March 31, 2020, we do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our financial condition or results of operations.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $22.2 million and $14.4 million outstanding at March 31, 2020 and December 31, 2019, respectively.

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

Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of March 31, 2020 is set forth in Note 13, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

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

	Expected Maturity Date
	2020	2021	2022	2023	2024	2025	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate (€EUR)	$—	$—	$—	$—	$42,417	$—	$42,417	$42,417
Variable interest rate as of March 31, 2020					1.25%		1.25%
Variable rate ($USD)	$—	$—	$—	$—	$183,000	$—	$183,000	$183,000
Variable interest rate as of March 31, 2020					2.20%		2.20%
Fixed rate ($USD)	$2,500	$2,500	$2,500	$1,250	$—	$—	$8,750	$9,063
Fixed interest rate	5.21%	5.21%	5.21%	5.21%			5.21%

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2020	Total	Fair Value
USD Functional Currency
Forward Exchange Agreements:
(Receive $MXN / Pay $USD)
Total contract amount	$22,176	$22,176	$(3,553)
Average contract rate	20.29	20.29
ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Due to the COVID-19 pandemic, a significant portion of our employees are now working from home, while also under shelter-in-place orders or other restrictions. Established business continuity plans were activated in order to mitigate the impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ending March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended March 31, 2020.

ITEM 1A.	RISK FACTORS

You should carefully consider the risk factors below and previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic and measures taken to contain it have materially adversely affected, and are likely to continue to materially adversely affect, our business, results of operations and financial condition.

The COVID-19 pandemic has materially and adversely impacted the global economy and financial markets, with global legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. Our business, results of operations and financial condition were materially adversely affected by the COVID-19 pandemic in the first quarter of 2020, especially beginning in March, and are likely to continue to be materially adversely affected, with such impact having materially worsened to date in the second quarter.  The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations and financial condition to a number of material risks and uncertainties, including, but not limited to:

•

Risks Related to our Liquidity. We recently borrowed $169.5 million to provide financial flexibility and have taken other significant actions to conserve cash.  As of March 31, 2020, our consolidated indebtedness was $225.4 million. Our increased indebtedness will result in, among other things, increased interest expense and may increase our vulnerability to future adverse economic and industry conditions. We may incur additional significant borrowing in the near term, which would increase risks related to indebtedness.  In addition, future borrowing availability under our Amended Credit Agreement is subject to our compliance with financial covenants thereunder (including the Consolidated Leverage Ratio based on consolidated EBITDA for the applicable trailing 12-month period). Based upon consolidated EBITDA for the twelve months ended March 31, 2020, $226,743 remains available for additional borrowings under the Amended Credit Agreement subject to specified conditions that Gentherm currently satisfies. We expect our consolidated EBITDA for the trailing 12-months to be significantly reduced as of the end of the second quarter 2020 due to the COVID-19 impact and it may continue to deteriorate thereafter. Therefore, subject to any amendment or waiver from lenders, we expect our borrowing availability as of the end of the second quarter, and potentially thereafter, to be materially less than the full amount of capacity available.  Failure to satisfy certain covenants in the Amended Credit Agreement would result in an event of default, following which our lenders could declare all amounts outstanding to be immediately due and payable and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt on acceptable terms or at all. Further, under the Amended Credit Agreement, the lenders would have the right to foreclose on certain of our assets, which could have a material adverse effect on our business, liquidity, results of operations and financial condition.  We may finance additional liquidity needs in the future through one or more equity or debt offerings. The current disruption of the global financial markets could reduce our ability to access additional capital on acceptable terms or at all, which would negatively affect our liquidity and may adversely impact our operations and results of operations.

•

Risks Related to the Automotive Industry.  The automotive industry is our primary market.  The COVID-19 pandemic has disrupted, and may continue to disrupt, the global automotive industry and customer sales, production volumes and purchases of light vehicles by end-consumers. Further, the spread of COVID-19 has created a disruption in the manufacturing, delivery and overall supply chain of automobile manufacturers and suppliers.  In April 2020, IHS Markit forecasted light vehicle production volume for full-year 2020 of 69.3 million units, a decline of 22.0% from full-year 2019. Further, the COVID-19 pandemic has resulted in a temporary shutdown of substantially all of the major OEMs in our markets at various times in the first quarter 2020. This has significantly reduced our year-to-date sales volumes and revenue as compared to our budget, and future sales volumes and revenue remain highly uncertain. Even when automotive production resumes, customer sales and production volumes may continue to decrease or may be very volatile due to global economic impacts and uncertainties. Any prolonged reduction in actual revenues and anticipated reduction in projected revenues may require us to evaluate our intangible assets or goodwill for impairment.

•

Risks Related to our Supply Chain and our Manufacturing Operations. The COVID-19 pandemic has adversely impacted our ability to manufacture products and obtain materials from our supply chain. We and our suppliers have experienced facility closures, work stoppages, travel restrictions, implementation of precautionary health and safety measures and other restrictions. We have experienced extended work stoppages in China, and subsequent suspension of vehicle production by our OEM customers in North America and Europe, which combined accounts for greater than 75% of our annual product revenue, as the pandemic spread to those regions and governmental authorities initiated “lock-down” orders for all non-essential activities. Due to the COVID-19 pandemic, a significant portion of our employees are now working from home, while under shelter-in-place orders or other restrictions, which may harm our ability to manage our business and increase operational risk, including increased cyber security attacks and reduced ability to implement security measures. Further, companies in our global supply chain are subject to distinct legislative and regulatory requirements and limitations. Certain companies in our supply chain have had significant employee layoffs or furloughs and have significant financial distress, and some may determine to cease operations or restructure their business. When business operations begin to resume, our suppliers may not be able to manufacture the materials and products we require according to our schedule and specifications, and we may need to seek alternate suppliers, which may be more expensive or may result in delays.  Further, we and our suppliers and customers also will need to modify work or production methods, enhance health and hygiene requirements for the safety of employees and incur other unanticipated expenses to protect the welfare of employees.  We expect that a portion of our employees may not want to or be able return to work when permitted due to health, safety, family or otherwise. As a result, we and our supply chain may operate significantly below capacity for an uncertain period of time even after operations resume, each of which could materially adversely affect our business, results of operations and financial condition.

•

Risks Related to our Customers. COVID-19 has and will continue to have a material adverse impact on the growth, viability and financial stability of our customers, including the OEMs and Tier 1 automotive suppliers to which our products are supplied.  In addition to many of the risks noted above that apply to our customers regarding the automotive industry generally and our supply chain, we expect to continue to experience a delay in our collection of accounts receivable balances from our customers, which may be significant and would be at risk in the event of their bankruptcy or other restructuring.

•

Risks Related to our Growth Prospects. Our ability to execute our business strategy through the pursuit of business ventures, acquisitions, and strategic alliances or dispositions has been, and will likely continue to be, materially adversely impacted by COVID-19 and global economic conditions.  While we continue to believe in our long-term growth strategy and prospects, we are limiting certain growth opportunities in the near term to conserve cash, including limiting the review of merger and acquisition opportunities and certain research and development activities.  We also believe that the receipt of new business awards will be more limited in the near term, and such new business awards may be subject to increased risk of future change as we look to convert awards into revenue. Further, a sustained decline in automotive production may delay or reduce our returns on research and development investments, which could materially adversely affect our business, results of operations and financial condition.

•

Risks Related to Tax Matters. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payroll taxes, the allowance of a five-year net operating loss carryback period and the temporary suspension of the 80% net operating loss limitation, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We currently expect to defer the payment of payroll taxes each quarter for the remainder of 2020, with such taxes to be paid in the fourth quarters of 2021 and 2022 as permitted by the CARES Act. We continue to examine the impacts the CARES Act may have on our business, but the extent to which we will benefit from the tax provisions in the CARES Act is currently unclear.

We are likely to continue to experience material adverse impacts for an uncertain period of time, even after business operations resume.  The extent to which the COVID-19 pandemic materially adversely affects our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. At this time, we are unable to predict whether the COVID-19 pandemic will result in permanent changes to the global automotive industry and our business practices or production capabilities.

In addition to the risks specifically described above, the COVID-19 pandemic has exacerbated and precipitated the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, and may continue to do so, in ways that we are not currently able to predict, any of which could materially adversely affect our business, results of operations, financial condition, liquidity or stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During First Quarter 2020

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2020 to January 31, 2020	—	$—	—	83,317,485
February 1, 2020 to February 29, 2020	—	$—	—	83,317,485
March 1, 2020 to March 31, 2020	246,211	$36.93	246,211	74,225,938

(1)

All shares were purchased on the open-market in accordance with Gentherm’s stock repurchase program, including, in part, pursuant to a plan adopted by the Company in accordance with Rule 10b5-1 promulgated by the U.S. Securities and Exchange Commission.

(2)

The stock repurchase program authorizes Gentherm to repurchase shares up to $300 million. The stock repurchase program expires on December 16, 2020. The authorization of this stock repurchase program does not require that the Company repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Company’s Board of Directors at any time. In March 2020, the Company suspended it share repurchase program in order to preserve liquidity. However, repurchases under the share repurchase program may resume at management’s discretion and may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
10.1*	Form of Restricted Stock Unit Award Agreement (Performance-Based) under the 2013 Equity Incentive Plan (effective as of 2020 grants)	X
10.2*	Form of Restricted Stock Unit Award Agreement (Time-Based) under the 2013 Equity Incentive Plan (effective as of 2020 grants)	X
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document	X

*   Indicates management contract or compensatory plan or arrangement.

** Documents are furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ PHILLIP EYLER
Phillip Eyler
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020

/s/ MATTEO ANVERSA
Matteo Anversa
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 7, 2020