Form 10-Q
period 2020-06-30
GENTHERM Inc
filed 2020-08-04
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

At August 3, 2020, there were 32,654,863 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$209,170	$50,443
Restricted cash	2,505	2,505
Accounts receivable, less allowance of $1,800 and $1,193, respectively	118,885	159,710
Inventory:
Raw materials	61,762	61,323
Work in process	6,575	7,444
Finished goods	44,293	49,712
Inventory, net	112,630	118,479
Other current assets	36,592	42,726
Total current assets	479,782	373,863
Property and equipment, net	149,240	160,605
Goodwill	64,629	64,572
Other intangible assets, net	48,399	49,783
Operating lease right-of-use assets	12,780	11,587
Deferred income tax assets	57,972	57,650
Other non-current assets	10,568	9,326
Total assets	$823,370	$727,386
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$65,521	$83,035
Current lease liabilities	4,184	4,586
Current maturities of long-term debt	2,500	2,500
Other current liabilities	63,805	66,583
Total current liabilities	136,010	156,704
Long-term debt, less current maturities	198,099	78,124
Pension benefit obligation	7,690	8,057
Non-current lease liabilities	10,097	6,751
Other non-current liabilities	2,153	5,100
Total liabilities	$354,049	$254,736
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 32,639,752 and 32,674,354 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	104,113	102,507
Paid-in capital	9,770	10,852
Accumulated other comprehensive loss	(47,845)	(42,441)
Accumulated earnings	403,283	401,732
Total shareholders’ equity	469,321	472,650
Total liabilities and shareholders’ equity	$823,370	$727,386

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF (LOSS) INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Product revenues	$136,061	$243,326	$364,674	$501,247
Cost of sales	109,326	170,612	271,872	353,226
Gross margin	26,735	72,714	92,802	148,021
Operating expenses:
Net research and development expenses	15,341	19,255	33,101	38,152
Selling, general and administrative expenses	21,889	32,171	47,729	64,822
Restructuring expenses	(598)	1,231	3,168	3,145
Total operating expenses	36,632	52,657	83,998	106,119
Operating (loss) income	(9,897)	20,057	8,804	41,902
Interest expense, net	(1,361)	(1,240)	(2,109)	(2,608)
Foreign currency loss	(1,741)	(804)	(2,679)	(601)
Gain on sale of business	—	—	—	4,970
Impairment loss	—	(9,885)	—	(20,369)
Other income	2,882	171	3,146	314
(Loss) earnings before income tax	(10,117)	8,299	7,162	23,608
Income tax expense	205	5,548	5,611	12,443
Net (loss) income	$(10,322)	$2,751	$1,551	$11,165
Basic (loss) earnings per share	$(0.32)	$0.08	$0.05	$0.33
Diluted (loss) earnings per share	$(0.32)	$0.08	$0.05	$0.33
Weighted average number of shares – basic	32,580	33,441	32,635	33,508
Weighted average number of shares – diluted	32,580	33,574	32,869	33,651

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(10,322)	$2,751	$1,551	$11,165
Other comprehensive income (loss):
Foreign currency translation adjustments	5,947	3,480	(2,793)	(771)
Unrealized gain (loss) on foreign currency derivative securities, net of tax	1,139	232	(2,611)	831
Other comprehensive income (loss), net of tax	7,086	3,712	(5,404)	60
Comprehensive (loss) income	$(3,236)	$6,463	$(3,853)	$11,225

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net income	$1,551	$11,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,488	22,217
Deferred income taxes	(913)	3,070
Stock based compensation	3,909	3,291
Defined benefit plan income	(278)	(699)
Allowance for credit losses	605	545
Loss on sale of property and equipment	339	227
Operating lease expense	3,490	2,903
Impairment loss	—	20,369
Gain on sale of business	—	(4,970)
Gain on sale of patents	(1,978)	—
Changes in assets and liabilities:
Accounts receivable	37,805	(4,021)
Inventory	5,292	1,650
Other assets	2,888	276
Accounts payable	(17,753)	(9,528)
Other liabilities	(5,218)	(6,087)
Net cash provided by operating activities	50,227	40,408
Investing Activities:
Purchases of property and equipment	(7,500)	(13,024)
Acquisition of intangible assets	(3,141)	—
Proceeds from the sale of patents and property and equipment	1,061	82
Proceeds from divestiture of business	—	47,500
Acquisition of subsidiary, net of cash acquired	—	(15,476)
Net cash (used in) provided by investing activities	(9,580)	19,082
Financing Activities:
Borrowing of debt	201,193	28,371
Repayments of debt	(81,830)	(61,120)
Cash paid for financing costs	—	(1,278)
Cash paid for the cancellation of restricted stock	(471)	(926)
Proceeds from the exercise of Common Stock options	6,178	4,771
Cash paid for the repurchase of Common Stock	(9,092)	(33,040)
Net cash provided by (used in) financing activities	115,978	(63,222)
Foreign currency effect	2,102	293
Net increase (decrease) in cash, cash equivalents and restricted cash	158,727	(3,439)
Cash, cash equivalents and restricted cash at beginning of period	52,948	39,620
Cash, cash equivalents and restricted cash at end of period	$211,675	$36,181
Supplemental disclosure of cash flow information:
Cash (refund) paid for taxes	$(3,117)	$3,522
Cash paid for interest	$1,967	$2,712

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2020
				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2019	32,674	$102,507	$10,852	$(42,441)	$401,732	$472,650
Net income	—	—	—	—	11,873	11,873
Other comprehensive loss	—	—	—	(12,490)	—	(12,490)
Stock compensation, net	171	8,644	(1,204)	—	—	7,440
Stock repurchase	(246)	(9,092)	—	—	—	(9,092)
Balance at March 31, 2020	32,599	$102,059	$9,648	$(54,931)	$413,605	$470,381
Net loss	—	—	—	—	(10,322)	(10,322)
Other comprehensive income	—	—	—	7,086	—	7,086
Stock compensation, net	41	2,054	122	—	—	2,176
Balance at June 30, 2020	32,640	$104,113	$9,770	$(47,845)	$403,283	$469,321

	Six Months Ended June 30, 2019
				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2018	33,857	$140,300	$14,934	$(39,500)	$363,965	$479,699
Cumulative effect ASU 2016-02	—	—	—	—	$261	261
Net income	—	—	—	—	8,414	8,414
Other comprehensive loss	—	—	—	(3,652)	—	(3,652)
Stock compensation, net	(4)	2,226	(421)	—	—	1,805
Stock repurchase	(200)	(8,040)	—	—	—	(8,040)
Balance at March 31, 2019	33,653	$134,486	$14,513	$(43,152)	$372,640	$478,487
Net income	—	—	—	—	2,751	2,751
Other comprehensive income	—	—	—	3,712	—	3,712
Stock compensation, net	125	5,824	(493)	—	—	5,331
Stock repurchase	(630)	(25,000)	—	—	—	(25,000)
Balance at June 30, 2019	33,148	$115,310	$14,020	$(39,440)	$375,391	$465,281

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

On February 1, 2019, the Company completed the divestiture of its environmental test equipment business, Cincinnati Sub-Zero industrial chamber business (“CSZ-IC”) and on October 1, 2019, the Company completed the divestiture of its remote power generation systems business, Gentherm Global Power Technologies (“GPT”). The Company’s consolidated condensed financial statements herein include the results of CSZ-IC and GPT through their respective dates of divestiture.  CSZ-IC and GPT are not subject to discontinued operations classification.

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

Impact of COVID-19

The COVID-19 pandemic has significantly disrupted global economic activity, including the automotive market.  The COVID-19 pandemic began in China around December 2019.  The impact of the outbreak quickly expanded beyond China and its surrounding region, and has significantly and adversely impacted the entire global economy and automotive market in 2020.  During the first quarter of 2020, customer plants in North America and Europe were closed beginning in the second half of March due to the pandemic.  This resulted in temporary, partial closures of several of our manufacturing facilities in North America and Europe by the end of March 2020.  Customer plants and our manufacturing facilities in Asia were closed for several weeks in February and operated at reduced volumes in March, resuming production to near full capacity by the end of the first quarter, which continued throughout the second quarter.  However, during the second quarter of 2020, our manufacturing facilities in North America and Europe remained closed until the last week in May due to the pandemic, gradually resuming production to near full capacity in North America, and to about 70% capacity in Europe by the end of June.

The COVID-19 pandemic had a significant adverse impact on global automotive markets in the second quarter of 2020 and such adverse impact is continuing, driven by supply chain and production disruptions, workforce restrictions, travel restrictions and reduced consumer spending, among other factors, which had significant negative impacts on Gentherm’s financial performance in the first half of 2020.  The consequences of the pandemic and adverse impact to the economy continue to evolve and the full extent of the adverse impact on our business and financial statements remains uncertain as of the date of this filing.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

In preparing these financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. These estimates and assumptions are subject to an inherent degree of uncertainty. We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update such estimates and assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

Note 2 – New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Expected Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held.  ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019.  The Company adopted ASU 2016-13 as of January 1, 2020 and there was no significant impact on its consolidated condensed financial statements and related disclosures as a result. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

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

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This ASU simplifies the accounting for income taxes by removing certain exceptions previously included in the guidance. In addition, the ASU provides new guidance on accounting for specific taxes and minor codification improvements. ASU 2019-12 is effective for annual periods ending after December 15, 2020. Early adoption of the amendments in this update is permitted. The Company is currently in the process of determining the impact the implementation of ASU 2019-12 will have on the Company’s financial statements and financial statement note disclosures.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company will adopt this standard when LIBOR is discontinued and does not expect a material impact to its consolidated financial statements.

Note 3 – Acquisitions and Divestitures

In June 2018, Gentherm announced a new strategic plan. An important element of the strategy was the elimination of investments in non-core areas, including GPT and CSZ-IC.

Divestiture of CSZ-IC

On February 1, 2019, the Company completed the sale of CSZ-IC and the former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47,500, including $2,500 of cash proceeds placed into an escrow account for a period of up to one year as partial security for the Company’s obligations under the sale agreement. The Company recognized a $4,970 pre-tax gain on the sale of CSZ-IC during the six months ended June 30, 2019, which is classified as Gain on sale of business within the consolidated condensed statements of (loss) income.  In January 2020, claims were made against the cash proceeds held in the escrow account, which has been maintained in escrow following the expiration of the one-year escrow period.  The Company is not able to estimate the possible loss, if any, of amounts held in escrow in connection with such claims. The cash proceeds held in escrow are recorded as restricted cash within the consolidated condensed balance sheets.

Divestiture of GPT

During 2018, the Company determined that GPT met the held for sale criteria.  During the first half of 2019, the Company continued to assess the fair value of the GPT disposal group, less costs to sell, at each reporting period. As a result of these fair value

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

measurements, the Company recorded impairment loss of $8,885 and $15,883 for the three and six months ended June 30, 2019, respectively. Additionally, the Company determined an equity investment met the held for sale criteria and recognized impairment loss of $1,000 and $4,486 for the three and six months ended June 30, 2019. On October 1, 2019, the Company completed the sale of GPT for a nominal amount.

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

Note 4 – Restructuring

Manufacturing Footprint Rationalization

On September 23, 2019, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. Under this plan, the Company will relocate and consolidate certain existing automotive manufacturing and, as a result, reduce the number of plants by two.  On March 20, 2020, the Company announced the initial phase of this restructuring plan, which includes the consolidation of all North American electronics manufacturing to Celaya, Mexico. This will result in the closure of the Burlington, Canada facility, and the transfer of electronics manufacturing from Acuña, Mexico. During the second quarter of 2020, due to circumstances arising from the COVID-19 pandemic, management adjusted the plan to proactively manage its cash position. Adjustments to the plan have resulted in changes to the estimated number of employee separations and total costs to execute the plan.

During the three and six months ended June 30, 2020, the Company recognized restructuring expense of $(1,691) and $(1,443) for employee separation costs, respectively, $200 and $442 for accelerated depreciation, respectively, and $16 and $16 for other costs, respectively. The net activity is primarily related to a reduction in the estimates of previously recognized employee separation costs. The Company has recorded approximately $5,965 of restructuring expenses since the inception of this program.

The Company expects to incur total costs of between $16,000 and $19,000, of which $13,000 and $16,000 are expected to be cash expenditures. The total expected costs include employee separation costs of between $6,500 and $7,500, capital expenditures of between $3,500 and $4,500 and non-cash expenses for accelerated depreciation and impairment of fixed assets of approximately $3,000. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $3,000 and $4,000. The actions under this plan are expected to be substantially completed by the end of 2021. The actual timing, costs and savings of the plan may differ materially from the Company’s current expectations and estimates.

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the three and six months ended June 30, 2020, the Company recognized $860 and $3,914 of employee separation costs, respectively, and $17 and $239 of other related costs, respectively.  During the three and six months ended June 30, 2019, the Company recognized $860 and $1,259 of employee separation costs, respectively, and $349 and $349 of other related costs, respectively.  In addition, during the three and six months ended June 30, 2019, the Company recognized $0 and $425 of asset impairment loss, respectively. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead costs. These discrete restructuring actions are expected to approximate the total cumulative costs for those actions. The Company will continue to explore opportunities

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

to improve its future profitability and competitiveness. These actions may result in the recognition of additional restructuring charges that could be material.

GPT and CSZ-IC

Costs associated with the divestiture process were classified as restructuring. During the three and six months ended June 30, 2019, the Company recognized $0 and $251 of employee separation costs, respectively, and $22 and $861 of other related costs, related to the marketing of GPT and CSZ-IC, respectively, which were classified as restructuring.  The Company has recorded approximately $2,303 of restructuring expenses since inception of this program and it is considered complete.

Restructuring Expenses By Reporting Segment

The following table summarizes restructuring expense for the three and six months ended June 30, 2020 and 2019 by reporting segment:
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Automotive	$(619)	$826	$2,503	$1,194
Industrial	4	56	100	1,602
Reconciling items	17	349	565	349
Total	$(598)	$1,231	$3,168	$3,145

Restructuring Liability

Restructuring liabilities are classified as accrued liabilities on the consolidated condensed balance sheets. The following table summarizes restructuring liability for the six months ended June 30, 2020:

	Employee Separation Costs	Accelerated Depreciation Charges	Other Related Costs	Total
Balance at December 31, 2019	$5,994	$—	$71	$6,065
Additions, charged to restructuring expenses	3,302	242	222	3,766
Cash payments	(1,932)	—	(202)	(2,134)
Non-cash utilization	—	(242)	—	(242)
Currency translation	(306)	—	38	(268)
Balance at March 31, 2020	$7,058	$—	$129	$7,187
Additions, charged to restructuring expenses	1,301	200	33	1,534
Change in estimate	(2,132)	—	—	(2,132)
Cash payments	(1,286)	—	(173)	(1,459)
Non-cash utilization	—	(200)	—	(200)
Currency translation	175	—	46	221
Balance at June 30, 2020	$5,116	$—	$35	$5,151

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 5 – (Loss) Earnings Per Share

Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of shares of Common Stock outstanding during the period. The Company’s diluted (loss) earnings per share give effect to all potential shares of Common Stock outstanding during a period that do not have an anti-dilutive impact to the calculation. In computing the diluted (loss) earnings per share, the treasury stock method is used in determining the number of shares assumed to be issued from the exercise of Common Stock equivalents. The Company had a net loss for the three months ended June 30, 2020.  As a result, basic and diluted loss per common share were the same, as any potentially dilutive securities would be anti-dilutive.

The following table illustrates (loss) earnings per share and the weighted average shares outstanding used in calculating basic and diluted (loss) earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(10,322)	$2,751	$1,551	$11,165

Basic weighted average shares of Common Stock outstanding	32,579,549	33,440,764	32,635,322	33,508,479
Dilutive effect of stock options, restricted stock awards and restricted stock units	—	132,844	233,392	142,638
Diluted weighted average shares of Common Stock outstanding	32,579,549	33,573,608	32,868,714	33,651,117

Basic (loss) earnings per share	$(0.32)	$0.08	$0.05	$0.33
Diluted (loss) earnings per share	$(0.32)	$0.08	$0.05	$0.33

The following table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Anti-dilutive securities share impact	N/A	630	347	630

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three and six months ended June 30, 2020 and 2019.

Three Months Ended June 30,	Automotive	Industrial	Reconciling Items	Consolidated Total
2020:
Product revenues	$124,386	$11,675	$—	$136,061
Depreciation and amortization	9,297	474	311	10,082
Operating income (loss)	1,251	(158)	(10,990)	(9,897)
2019:
Product revenues	$229,700	$13,626	$—	$243,326
Depreciation and amortization	10,327	416	422	11,165
Operating income (loss)	37,931	(4,121)	(13,753)	20,057

Six Months Ended June 30,	Automotive	Industrial	Reconciling Items	Consolidated Total
2020:
Product revenues	$340,858	$23,816	$—	$364,674
Depreciation and amortization	18,821	981	686	20,488
Operating income (loss)	32,612	(418)	(23,390)	8,804
2019:
Product revenues	$472,057	$29,190	$—	$501,247
Depreciation and amortization	20,490	839	888	22,217
Operating income (loss)	77,827	(8,635)	(27,290)	41,902

Automotive and Industrial segment product revenues by product category for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Climate Control Seats (CCS)	$49,879	$88,437	$132,407	$182,791
Seat Heaters	33,342	73,628	97,874	147,548
Electronics	13,488	11,454	23,864	24,306
Automotive Cables	9,833	22,206	31,973	45,955
Steering Wheel Heaters	7,980	16,029	27,215	32,999
Battery Thermal Management (BTM)	6,653	8,896	17,862	19,641
Other Automotive	3,211	9,050	9,663	18,817
Subtotal Automotive	124,386	229,700	340,858	472,057
Medical	11,675	9,881	23,816	18,068
GPT	—	3,745	—	7,704
CSZ-IC	—	—	—	3,418
Subtotal Industrial	11,675	13,626	23,816	29,190
Total Company	$136,061	$243,326	$364,674	$501,247

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Total product revenues information by geographic area is as follows (based on shipment destination):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
United States	$47,097	$110,632	$153,015	$229,086
China	23,517	16,410	36,520	32,007
South Korea	20,385	15,577	36,802	30,555
Germany	9,761	20,300	26,591	43,510
Japan	9,349	20,003	25,486	38,594
Czech Republic	5,520	10,009	15,593	22,151
Canada	3,089	10,102	11,351	20,393
Romania	2,960	6,009	10,619	12,931
United Kingdom	1,405	6,833	8,369	15,665
Other	12,978	27,451	40,328	56,355
Total Non-U.S.	$88,964	$132,694	$211,659	$272,161
Total Company	$136,061	$243,326	$364,674	$501,247

Note 7 – Revenue Recognition

Contract Balances

The Company has no material contract assets. The Company’s contract liabilities are comprised of material rights in the Automotive segment. The aggregate amount of transaction price allocated to material rights that remained unsatisfied as of June 30, 2020 was $171.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $1,800 and $1,893 as of June 30, 2020 and December 31, 2019, respectively. These amounts are recorded in other current assets and are being amortized into product revenues over the expected production life of the program.

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2020 and 2019, is shown below:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income tax expense	$205	$5,548	$5,611	$12,443
(Loss) earnings before income tax	$(10,117)	$8,299	$7,162	$23,608
Effective tax rate	(2.0)%	66.9%	78.3%	52.7%

For the three and six months ended June 30, 2020, the Company recognized a tax expense of $3,383 related to multi-year international audit settlements and closures. For the three and six months ended June 30, 2019, the Company recognized a loss of $9,885 and $20,369, respectively related to a non-deductible impairment loss.

The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign rates which differ from those in the U.S., U.S. taxes on foreign earnings, the realization of certain business tax credits, including research and development and foreign tax credits, the applicable withholding taxes on the projected future repatriations of the earnings from the Company’s non-U.S. operations that are not considered permanently reinvested and the effect of the discrete items described above.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 9 – Details of Certain Balance Sheet Components

	June 30, 2020	December 31, 2019
Other current assets:
Notes receivable	$12,823	$9,963
Income tax and other tax receivable	9,460	17,057
Prepaid expenses	6,689	7,022
Billable tooling	4,890	5,194
Derivative financial instruments	—	1,242
Other	2,730	2,248
Total other current assets	$36,592	$42,726
Other current liabilities:
Liabilities from discounts and rebates	$20,145	$16,593
Accrued employee liabilities	18,754	26,019
Income and other taxes payable	5,457	3,693
Restructuring	5,151	6,065
Accrued warranty	2,852	4,596
Derivative financial instruments	2,095	—
Other	9,351	9,617
Total other current liabilities	$63,805	$66,583

Note 10 – Goodwill and Other Intangibles

Goodwill

A summary of changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2020 is as follows:

	Automotive	Industrial	Total
Balance as of December 31, 2019	$36,938	$27,634	$64,572
Exchange rate impact	42	15	57
Balance as of June 30, 2020	$36,980	$27,649	$64,629

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of June 30, 2020 and December 31, 2019 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$89,352	$(54,045)	$35,307
Technology	28,286	(20,919)	7,367
Product development costs	19,859	(18,804)	1,055
Indefinite-lived:
Tradenames	4,670	—	4,670
Balance as of June 30, 2020	$142,167	$(93,768)	$48,399

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$89,208	$(50,687)	$38,521
Technology	25,106	(19,866)	5,240
Product development costs	19,911	(18,559)	1,352
Indefinite-lived:
Tradenames	4,670	—	4,670
Balance as of December 31, 2019	$138,895	$(89,112)	$49,783

On February 28, 2020, Gentherm acquired the automotive patents and technology of a development-stage technology company for $3,141. The investment was accounted for as an asset acquisition of defensive intangible assets and will be amortized over six years.

On June 19, 2020, Gentherm sold patents from a non-core business for $2,055.  The gain on sale of $1,978 was recorded in Other income on the consolidated condensed statements of (loss) income.

In addition to annual impairment testing, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions, requiring interim impairment testing. We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to revise the carrying value of our assets or liabilities as of June 30, 2020.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 11 – Debt

The following table summarizes the Company’s debt as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Amended Credit Agreement:
U.S. Revolving Note (U.S. Dollar Denominations)	1.68%	$174,000	3.05%	$50,000
U.S. Revolving Note (Euro Denominations)	1.50%	19,099	1.25%	21,874
DEG Vietnam Loan	5.21%	7,500	5.21%	8,750
Total debt		200,599		80,624
Less: current maturities		(2,500)		(2,500)
Long-term debt, less current maturities		$198,099		$78,124

Amended Credit Agreement

The Company, together with certain direct and indirect subsidiaries, had a credit agreement dated August 7, 2014, as amended (the “Credit Agreement”) which included a revolving credit note (“U.S. Revolving Note”) with a maximum borrowing capacity of $350,000.

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

The Amended Credit Agreement increased the U.S. Revolving Note from $350,000 to $475,000 and extended the maturity from March 17, 2021 to June 27, 2024. Subject to specified conditions that the Company does not satisfy as of June 30, 2020, the Company can increase the U.S. Revolving Note or incur secured term loans in an aggregate amount of $175,000.  The Amended Credit Agreement also provides $15,000 availability for the issuance of letters of credit and a maximum of $40,000 for swing line borrowing.  Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the Amended Credit Agreement.  The Company had no outstanding letters of credit issued under the Amended Credit Agreement as of June 30, 2020 and December 31, 2019.

The U.S. borrowers and guarantors participating in the Amended Credit Agreement also entered into a related amended and restated pledge and security agreement.  The amended and restated pledge and security agreement grants a security interest to the lenders in substantially all of the personal property of the Company and its U.S. subsidiaries designated as borrowers to secure their respective obligations under the Amended Credit Agreement, including the stock and membership interests of specified subsidiaries (limited to 66% of the stock in the case of certain non-U.S. subsidiaries). In addition to the security obligations, all obligations under the Amended Credit Agreement are unconditionally guaranteed by certain of the Company’s subsidiaries. The Amended Credit Agreement restricts, among other things, the amount of dividend payments the Company can make to shareholders.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Under the Amended Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (0.08% at June 30, 2020) plus 0.50%, Bank of America’s prime rate (3.25% at June 30, 2020), or the Eurocurrency rate plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (0.16% at June 30, 2020). All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio reported by the Company. As long as the Company is not in default of the terms and conditions of the Amended Credit Agreement, the lowest and highest possible Applicable Rate is 1.25% and 2.25%, respectively, for Eurocurrency Rate Loans and 0.25% and 1.25%, respectively, for Base Rate Loans.

In March 2020, the Company increased its borrowings under the Amended Credit Agreement by $169,546 as a safeguard to increase its cash position and provide additional financial flexibility due to the COVID-19 pandemic. The proceeds have been and will continue to be used for working capital and for other general corporate purposes permitted by the Amended Credit Agreement. During the second quarter of 2020, the Company repaid a net amount of $32,822 of the amounts outstanding under the Amended Credit Agreement. As of June 30, 2020, inclusive of the net new borrowings, $193,099 was outstanding under the Amended Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $159,342 remained available as of June 30, 2020 for additional borrowings under the Amended Credit Agreement subject to specified conditions that Gentherm currently satisfies.

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

As of June 30, 2020, the Company was in compliance with the terms of the Amended Credit Agreement and DEG Vietnam Loan.

The scheduled principal maturities of our debt as of June 30, 2020 were as follows:

Year	U.S. Revolving Note	DEG Vietnam Note	Total
Remainder of 2020	$—	$1,250	$1,250
2021	—	2,500	2,500
2022	—	2,500	2,500
2023	—	1,250	1,250
2024	193,099	—	193,099
Total	$193,099	$7,500	$200,599

Note 12 – Leases

The Company has operating leases for office, manufacturing and research and development facilities, as well as land leases for certain manufacturing facilities that are accounted for as operating leases. The Company also has operating leases for office equipment and automobiles. Excluding land leases, our leases have remaining lease terms ranging from less than one year to twelve years and may include options to extend the lease for an additional term equal to the original term of the lease.  Land leases have remaining lease terms that range from 40 to 43 years and some which specify that the end of the lease term is at the discretion of the lessee. The Company does not have lease arrangements with related parties.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Components of lease expense for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$1,637	$1,570	$3,223	$2,903
Short-term lease cost	390	930	899	1,885
Sublease income	(39)	(39)	(79)	(52)
Total lease cost	$1,988	$2,461	$4,043	$4,736

Other information related to leases is as follows:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,294	$2,966
Right-of-use lease assets obtained in exchange for lease obligations:
Operating leases	$5,477	$3,004
Gain on sale and leaseback transactions, net	$—	$207
	June 30, 2020	June 30, 2019
Weighted average remaining lease term:
Operating leases	6.7 years	4.7 years
Weighted average discount rate:
Operating leases	5.08%	5.40%

A summary of operating leases as of June 30, 2020, under all non-cancellable operating leases with terms exceeding one year is as follows:

2020 (excluding the six months ended June 30, 2020)	$2,691
2021	4,263
2022	2,083
2023	1,269
2024	1,259
2025 or later	5,487
Total future minimum lease payments	17,052
Less imputed interest	(2,771)
Total	$14,281

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

(Unaudited)

Note 13 – Financial Instruments

Cash, Cash Equivalents and Restricted Cash

The Company has cash that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents on the consolidated condensed balance sheets to cash, cash equivalents and restricted cash presented on the consolidated condensed statements of cash flows is as follows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents presented in the consolidated condensed balance sheets	$209,170	$50,443
Restricted cash	2,505	2,505
Cash, cash equivalents and restricted cash presented in the consolidated condensed statements of cash flows	$211,675	$52,948

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which the Company hedges its exposure to foreign currency exchange risks is one year. The Company had foreign currency derivative contracts with a notional value of $15,003 and $14,449 outstanding as of June 30, 2020 and December 31, 2019, respectively.

The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company’s hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated condensed balance sheets.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of (loss) income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  The Company records the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated condensed statements of (loss) income.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of June 30, 2020 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$—	Other current liabilities	$(2,095)	$(2,095)

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of December 31, 2019 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$1,242	Other current liabilities	$—	$1,242

Information relating to the effect of derivative instruments on our consolidated condensed statements of (loss) income is as follows:

		Three Months Ended		Six Months Ended,
		June 30,		June 30,
	Location	2020	2019	2020	2019
Foreign currency derivatives	Product revenues	$—	$435	$—	$675
	Cost of sales	$(796)	$—	$(718)	$—
	Other comprehensive income (loss)	1,458	297	(3,337)	1,063
	Foreign currency loss	(58)	(32)	(129)	(69)
Total foreign currency derivatives		$604	$700	$(4,184)	$1,669

The Company did not incur any hedge ineffectiveness during the three and six months ended June 30, 2020 and 2019.

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative instruments (see Note 13), pension plan assets and a corporate owned life insurance policy, the Company had no material financial assets and liabilities that were carried at fair value at June 30, 2020 and December 31, 2019. In determining

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.  As of June 30, 2020 and December 31, 2019, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  As of June 30, 2020, and December 31, 2019, the carrying values of the indebtedness under the Company’s Amended Credit Agreement were not materially different than its estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 11).  Discount rates used to measure the fair value of the DEG Vietnam Loan are based on quoted swap rates.  As of June 30, 2020, the carrying value of the DEG Vietnam Loan was $7,500 as compared to an estimated fair value of $7,694.  As of December 31, 2019, the carrying value of the DEG Vietnam Loan was $8,750 as compared to an estimated fair value of $8,785.

Note 15 – Equity

In December 2016, the Board of Directors of Gentherm Incorporated (“Board of Directors”) authorized a three-year, $100 million stock repurchase program (“Stock Repurchase Program”). In June 2018, the Board of Directors authorized an increase of the Stock Repurchase Program to $300 million, and extended the Stock Repurchase Program until December 2020. In March 2020, the Company suspended its Stock Repurchase Program in order to preserve liquidity. However, repurchases under the Stock Repurchase Program may resume at management’s discretion and may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. Repurchases under the Stock Repurchase Program may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. During the six months ended June 30, 2020, the Company repurchased approximately $9.1 million of shares with an average price paid per share of $36.93 and, as of June 30, 2020, has a remaining repurchase authorization of approximately $74.2 million.  The Company did not make any repurchases under the Stock Repurchase Program during the three months ended June 30, 2020.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 16 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the three and six months ended June 30, 2020 and 2019 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at March 31, 2020	$(3,371)	$(48,705)	$(2,855)		$(54,931)
Other comprehensive income before reclassifications	—	5,911	572		6,483
Income tax effect of other comprehensive income (loss) before reclassifications	—	36	(125)		(89)
Amounts reclassified from accumulated other comprehensive loss into net loss	—	—	886	a	886
Income taxes reclassified into net loss	—	—	(194)		(194)
Net current period other comprehensive income	—	5,947	1,139		7,086
Balance at June 30, 2020	$(3,371)	$(42,758)	$(1,716)		$(47,845)
(a)	The amounts reclassified from accumulated other comprehensive income (loss) were included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at March 31, 2019	$(2,339)	$(41,408)	$595		$(43,152)
Other comprehensive income before reclassifications	—	3,477	475		3,952
Income tax effect of other comprehensive income (loss) before reclassifications	—	3	(104)		(101)
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(178)	a	(178)
Income taxes reclassified into net income	—	—	39		39
Net current period other comprehensive income	—	3,480	232		3,712
Balance at June 30, 2019	$(2,339)	$(37,928)	$827		$(39,440)
(a)	The amounts reclassified from accumulated other comprehensive income (loss) were included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2019	$(3,371)	$(39,965)	$895		$(42,441)
Other comprehensive loss before reclassifications	—	(2,776)	(3,598)		(6,374)
Income tax effect of other comprehensive (loss) income before reclassifications	—	(17)	784		767
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	261	a	261
Income taxes reclassified into net income	—	—	(58)		(58)
Net current period other comprehensive loss	—	(2,793)	(2,611)		(5,404)
Balance at June 30, 2020	$(3,371)	$(42,758)	$(1,716)		$(47,845)
(a)	The amounts reclassified from accumulated other comprehensive income (loss) were included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2018	$(2,339)	$(37,157)	$(4)		$(39,500)
Other comprehensive (loss) income before reclassifications	—	(597)	1,192		595
Income tax effect of other comprehensive loss before reclassifications	—	(174)	(260)		(434)
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(129)	a	(129)
Income taxes reclassified into net income	—	—	28		28
Net current period other comprehensive (loss) income	—	(771)	831		60
Balance at June 30, 2019	$(2,339)	$(37,928)	$827		$(39,440)
(a)	The amounts reclassified from accumulated other comprehensive income (loss) were included in cost of sales.

The Company expects all of the existing gains and losses related to foreign currency hedge derivatives reported in accumulated other comprehensive loss as of June 30, 2020 to be reclassified into earnings during the next twelve months. See Note 13 for additional information about derivative financial instruments and the effects from reclassification to net (loss) income.

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

The following is a reconciliation of the changes in accrued warranty costs:

	Six Months Ended
	June 30,
	2020	2019
Balance at beginning of the period	$4,596	$4,514
Warranty claims paid	(1,624)	(355)
Warranty expense for products shipped during the period	842	1,226
Adjustments to warranty estimates from prior periods	(942)	(419)
Adjustments due to currency translation	(20)	10
Balance at end of period	$2,852	$4,976

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as the impact of the COVID-19 pandemic on our financial statements, liquidity, and business as well as the global economy, the amount of borrowing availability under the Amended Credit Agreement and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs, our ability to finance sufficient working capital and our ability to execute our strategic plan and Manufacturing Footprint Rationalization restructuring plan. Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof or as of the date specified herein and are based on management’s current expectations and beliefs.  Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, Part II “Item 1A. Risk Factors” in this Report and subsequent reports filed with the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements. In addition, such forward-looking statements do not include the potential impact of any business combinations, acquisitions, divestitures, strategic investments and other significant transactions that may be completed after the date hereof, each of which may present material risks to the Company’s business and financial results.  Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle.  Historically, new vehicle demand has been driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives.  Economic volatility or weakness, as well as geopolitical factors, in North America, Europe or Asia, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition, as we have experienced in the first half of 2020 as a result of the COVID-19 pandemic, as described below. While our diversified automotive OEM customer base and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns, including the current impact of the COVID-19 pandemic, and benefit from industry upturns in the ordinary course, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.  In addition, we may be adversely impacted by volatility, weakness or slow growth in markets for hybrid electric vehicles specifically.

Recent Trends and Economic Conditions

The COVID-19 pandemic has significantly disrupted global economic activity, including the automotive market.  The COVID-19 pandemic began in China around December 2019.  The impact of the outbreak quickly expanded beyond China and its surrounding region, and has significantly and adversely impacted the entire global economy and automotive market in 2020.  During the first quarter of 2020, customer plants in North America and Europe were closed beginning in the second half of March due to the pandemic.  This resulted in temporary, partial closures of several of our manufacturing facilities in North America and Europe by the end of March 2020.  Customer plants and our manufacturing facilities in Asia were closed for several weeks in February and operated at reduced volumes in March, resuming production to near full capacity by the end of the first quarter, which continued throughout the second quarter.  However, during the second quarter of 2020, our manufacturing facilities in North America and Europe remained closed until the last week in May due to the pandemic, gradually resuming production to near full capacity in North America, and to about 70% capacity in Europe by the end of June.  The COVID-19 pandemic continued to have a significant impact on global markets in the second quarter of 2020, driven by supply chain and production disruptions, workforce restrictions, travel restrictions and reduced consumer spending, among other factors, which continues to have significant negative impacts on Gentherm’s financial performance, and which may cause the Company to experience continued disruptions that could adversely impact its operations. As the Company ramps up production and brings employees back to work, it has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines to help ensure the safety and health of all its employees, and it continues to assess and update business continuity plans in the context of this pandemic.

According to the forecasting firm IHS Markit (July 2020 release), global light vehicle production was 12.3 million units in the second quarter of 2020, down 44.3% from 22.1 million units in the second quarter of 2019.  For the first half of 2020, global light vehicle production was 30.1 million units, down 33.3% from 45.1 million units in the first half of 2019.  With respect to our key markets, IHS Markit (July 2020 release) reports that actual light vehicle production volumes in North America for the second quarter of 2020 were 1.3 million units compared to 4.2 million units in the second quarter of 2019, a decrease of 69.0%, and light vehicle production volumes in Europe were 2.1 million units for the second quarter of 2020 compared to 5.6 million units in the second quarter of 2019, a decrease of 62.5%. Actual light vehicle production volumes in Japan/Korea were 2.0 million units in the second quarter of 2020 compared to 3.4 million units in the second quarter of 2019, a decrease of 41.2%. Actual light vehicle production volumes in China were 6.0 million units in the second quarter of 2020 compared to 5.5 million units in the second quarter of 2019, an increase of 9.1%.

During the second quarter of 2020, Gentherm’s product revenue for our Automotive segment significantly declined in North America and Europe compared to the second quarter of 2019 due to the closure of customer plants and our manufacturing facilities for the majority of the quarter.  In the second quarter of 2020, product revenue for our Medical segment increased from the second quarter of 2019 primarily due to increased demand for our Blanketrol® solutions to support temperature management of COVID-19 patients.

IHS Markit (July 2020 release) forecasts of light vehicle production volumes for the full year 2020 is 69.5 million units, down 21.8% from full-year 2019 light vehicle production volumes of 88.9 million. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, due to differences in regional product mix at our manufacturing facilities, as well as releases from customers on specific vehicle programs, our future forecasted results do not always directly correlate with the global and/or regional light vehicle production forecasts of IHS Markit or other third-party sources.

The COVID-19 pandemic significantly adversely affected our operations, results of operations, financial condition, cash flows, liquidity and stock price in the first half of 2020, and such impact may continue for the remainder of 2020. There remains substantial uncertainty regarding the global economic impact of, and the speed and shape of the recovery from, the COVID-19 pandemic, especially for the global automotive industry. In light of the substantial economic and financial impact of the COVID-19 pandemic to date and resulting uncertainties for the remainder of 2020, the Company has taken significant actions to address its liquidity position.  In March 2020, the Company borrowed an additional $169 million under its revolving credit facility to increase its cash position and provide additional financial flexibility. During the second quarter of 2020, the Company repaid a net amount of $32.8 million of the amounts outstanding under the Amended Credit Agreement. In addition, the Company has been prudently addressing its day-to-day operations, including reducing expenses, inventory levels and capital spending and deferring a portion of 2020 base salaries generally for salaried employees.  In the second half of 2020, as we ramp back up our production, we expect to see a short-term decline in our cash flows due to an increase in our working capital until customer payments are received later in the year. The Company expects that borrowing availability as of the end of the third quarter of 2020 (and potentially thereafter) will be less than as of the end of the second quarter of 2020. See “—Liquidity and Capital Resources” below for additional information.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the second quarter of 2020, we estimate that we secured approximately $300 million of automotive new business awards. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that new business awards are an indicator of future revenue. New business awards are not projections of revenue or future business as of June 30, 2020, the date of this Report or any other date. Customer projections regularly change over time and we do not update our calculation of any new business award after the date initially communicated. Automotive new business awards in the second quarter 2020 also do not reflect, in particular, the impact of the COVID-19 pandemic on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties as described under “Forward-Looking Statements” above.

Divestitures

Divestiture of Cincinnati Sub-Zero industrial chamber business (“CSZ-IC”)

On February 1, 2019, the Company completed the divestiture of CSZ-IC and the former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47.5 million, including $2.5 million of cash proceeds placed into an escrow account as partial security for the Company’s obligations under the sales agreement. The Company recognized a $5.0 million pre-tax gain on the sale of CSZ-IC during the six months ended June 30, 2019.  Cash proceeds of $2.5 million remain in an escrow account pending resolution of claims.

Divestiture of Gentherm Global Power Technologies (“GPT”)

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

Restructuring

Manufacturing Footprint Rationalization

On September 23, 2019, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. Under this plan, the Company will relocate and consolidate certain existing automotive manufacturing and, as a result, reduce the number of plants by two. During the second quarter of 2020, due to circumstances arising from the COVID-19 pandemic, management adjusted the plan to proactively manage its cash position. Adjustments to the plan have resulted in changes to the estimated number of employee separations and total costs to execute the plan. During the three and six months ended June 30, 2020, the Company recognized expense of $(1.7) million and $(1.4) million, respectively, for employee separation costs. Additionally, the Company recognized $0.2 million and $0.5 million, respectively, of accelerated depreciation and other costs during such periods. The net activity is related to a reduction in the estimates of previously recognized employee separation costs. The Company has recorded approximately $6.0 million of restructuring expenses since the inception of this program.

The Company expects to incur total costs of between $16 million and $19 million, of which $13 million and $16 million are expected to be cash expenditures. The total expected costs include employee separation costs of between $6.5 million and $7.5 million, capital expenditures of between $3.5 million and $4.5 million and non-cash expenses for accelerated depreciation and impairment of fixed assets of approximately $3 million. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $3 million and $4 million. The actions under this plan are expected to be substantially completed by the end of 2021. The actual timing, costs and savings of the plan may differ materially from the Company’s current expectations and estimates.

See Note 4, “Restructuring”, to our consolidated condensed financial statements included in this Report for information about our restructuring activities.

GPT and CSZ-IC Restructuring

During 2019, the Company completed its plan to eliminate non-core areas of investment through the divestitures of CSZ-IC and GPT. Costs directly associated with the divestiture process were classified as restructuring expense.  During the three and six months ended June 30, 2019, the Company recognized $0 and $0.3 million of employee separation costs, respectively, and less than $0.1 million and $0.8 million of other related costs, respectively.

See Note 4, “Restructuring”, to our consolidated condensed financial statements included in this Report for information about our restructuring activities.

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the three and six months ended June 30, 2020, the Company recognized $0.9 million and $4.0 million of employee separation costs, respectively, and less than $0.1 million and $0.2 million of other related costs, respectively.  During the three and six months ended June 30, 2019, the Company recognized $0.9 million and $1.3 million of employee separation costs, respectively, and $0.3 million and $0.3 million of other related costs, respectively.  In addition, during the three and six months ended June 30, 2019, the Company recognized $0 and $0.4 million of asset impairment loss. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead costs. These discrete restructuring actions are expected to approximate the total cumulative costs for those actions. The Company will continue to explore opportunities to improve its future profitability and competitiveness. These actions may result in the recognition of additional restructuring charges that could be material

See Note 4, “Restructuring”, to our consolidated condensed financial statements included in this Report for information about our restructuring activities.

Stock Repurchase Program

In December 2016, the Board of Directors authorized a three-year, $100.0 million stock repurchase program. In June 2018, our Board of Directors authorized an increase in the stock repurchase program to $300.0 million and extended the stock repurchase program until December 2020.  In March 2020, the Company suspended its share repurchase program in order to preserve liquidity.  However, repurchases under the stock repurchase program may resume at management’s discretion and may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations.  During the six months ended June 30, 2020, we repurchased approximately $9.1 million of shares and have a remaining repurchase authorization of approximately $74.2 million as of June 30, 2020. We suspended our stock repurchase program to preserve liquidity and did not make any repurchases under the stock repurchase program during the three months ended June 30, 2020.

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

Consolidated Results of Operations

The results of operations for the three and six months ended June 30, 2020 and 2019, in thousands, were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Favorable / (Unfavorable)	2020	2019	Favorable / (Unfavorable)
Product revenues	$136,061	$243,326	$(107,265)	$364,674	$501,247	$(136,573)
Cost of sales	109,326	170,612	61,286	271,872	353,226	81,354
Gross margin	26,735	72,714	(45,979)	92,802	148,021	(55,219)
Operating expenses:
Net research and development expenses	15,341	19,255	3,914	33,101	38,152	5,051
Selling, general and administrative expenses	21,889	32,171	10,282	47,729	64,822	17,093
Restructuring expenses	(598)	1,231	1,829	3,168	3,145	(23)
Total operating expenses	36,632	52,657	16,025	83,998	106,119	22,121
Operating (loss) income	(9,897)	20,057	(29,954)	8,804	41,902	(33,098)
Interest expense, net	(1,361)	(1,240)	(121)	(2,109)	(2,608)	499
Foreign currency loss	(1,741)	(804)	(937)	(2,679)	(601)	(2,078)
Gain on sale of business	—	—	—	—	4,970	(4,970)
Impairment loss	—	(9,885)	9,885	—	(20,369)	20,369
Other income	2,882	171	2,711	3,146	314	2,832
(Loss) earnings before income tax	(10,117)	8,299	(18,416)	7,162	23,608	(16,446)
Income tax expense	205	5,548	5,343	5,611	12,443	6,832
Net (loss) income	$(10,322)	$2,751	$(13,073)	$1,551	$11,165	$(9,614)

Product revenues by product category, in thousands, for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
Climate Control Seats (CCS)	$49,879	$88,437	(43.6)%	$132,407	$182,791	(27.6)%
Seat Heaters	33,342	73,628	(54.7)%	97,874	147,548	(33.7)%
Electronics	13,488	11,454	17.8%	23,864	24,306	(1.8)%
Automotive Cables	9,833	22,206	(55.7)%	31,973	45,955	(30.4)%
Steering Wheel Heaters	7,980	16,029	(50.2)%	27,215	32,999	(17.5)%
Battery Thermal Management (BTM)	6,653	8,896	(25.2)%	17,862	19,641	(9.1)%
Other Automotive	3,211	9,050	(64.5)%	9,663	18,817	(48.6)%
Subtotal Automotive	124,386	229,700	(45.8)%	340,858	472,057	(27.8)%
Medical	11,675	9,881	18.2%	23,816	18,068	31.8%
GPT	—	3,745	(100.0)%	—	7,704	(100.0)%
CSZ-IC	—	—	—	—	3,418	(100.0)%
Subtotal Industrial	11,675	13,626	(14.3)%	23,816	29,190	(18.4)%
Total Company	136,061	243,326	(44.1)%	364,674	501,247	(27.2)%

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Variance Due To:
	2020	2019	Favorable / (Unfavorable)	Volume	FX	Pricing/Other	Total
Product revenues	$136,061	$243,326	$(107,265)	$(99,844)	$(2,231)	$(5,190)	$(107,265)

Product revenues for the three months ended June 30, 2020 decreased 44.1% as compared to the three months ended June 30, 2019.  The decrease in product revenues is primarily related to reduced volumes in our Automotive segment that we believe resulted substantially from the impact of the COVID-19 pandemic.  Product revenues were also negatively impacted by foreign currency impacts, primarily related to the Korean Won, Chinese Renminbi and Euro.  The decrease in product revenues included in Variance Due To Pricing/Other above is primarily attributable to the divestitures of GPT on October 1, 2019 and decreases in customer pricing, partially offset by the acquisition of Stihler on April 1, 2019, and growth in Medical primarily due to increased demand for our Blanketrol® solutions to support temperature management of COVID-19 patients.

Below is a summary of our product revenues, in thousands, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,			Variance Due To:
	2020	2019	Favorable / (Unfavorable)	Volume	FX	Pricing/Other	Total
Product revenues	$364,674	$501,247	$(136,573)	$(117,037)	$(5,380)	$(14,156)	$(136,573)

Product revenues for the six months ended June 30, 2020 decreased 27.2% as compared to the six months ended June 30, 2019.  The decrease in product revenues is primarily related to reduced volumes in our Automotive segment that we believe resulted substantially from the impact of the COVID-19 pandemic.  Product revenues were also negatively impacted by foreign currency impacts, primarily related to the Euro, Korean Won and Chinese Renminbi. The decrease in product revenues included in Variance Due To Pricing/Other above is primarily attributable to the divestitures of CSZ-IC and GPT and decreases in customer pricing, partially offset by the acquisition of Stihler on April 1, 2019 and growth in Medical primarily due to increased demand for our Blanketrol® solutions to support temperature management of COVID-19 patients.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Variance Due To:
	2020	2019	Favorable / (Unfavorable)	Volume	Operational Performance	FX	Other	Total
Cost of sales	$109,326	$170,612	$61,286	$52,153	$(2,890)	$2,640	$9,383	$61,286
Gross margin	26,735	72,714	(45,979)	$(47,691)	$(6,395)	$409	$7,698	$(45,979)
Gross margin - Percentage of product revenues	19.6%	29.9%

Cost of sales for the three months ended June 30, 2020 decreased 35.9% as compared to the three months ended June 30, 2019.  The decrease in cost of sales is primarily related to the impact of the COVID-19 pandemic for our Automotive segment. Favorable foreign currency impacts are primarily attributable to the Mexican Peso, Euro, Ukrainian Hryvnia and Chinese Renminbi.  The Operational Performance impact is primarily attributable to a decline in manufacturing productivity related to the COVID-19 pandemic, partially offset by a decrease in material costs. The decrease in cost of sales included in Variance Due to Other above is due to the following items:

•

$2.6 million of decrease attributable to lower factory costs in North America and Europe related to the temporary closure of our manufacturing facilities during the second quarter due to the COVID-19 pandemic;

•	$2.5 million of decrease attributable to the divested business of GPT;
•	$1.8 million of decrease due to lower labor costs due to COVID-19 related furloughs at our manufacturing facilities, as well as social contributions received in China; and
•	$0.4 million of increase attributable to Medical.

Below is a summary of our cost of sales and gross margin, in thousands, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,			Variance Due To:
	2020	2019	Favorable / (Unfavorable)	Volume	Operational Performance	FX	Other	Total
Cost of sales	$271,872	$353,226	$81,354	$61,879	$3,274	$4,394	$11,807	$81,354
Gross margin	92,802	148,021	(55,219)	$(55,158)	$(5,711)	$(986)	$6,636	$(55,219)
Gross margin - Percentage of product revenues	25.4%	29.5%

Cost of sales for the six months ended June 30, 2020 decreased 23.0% as compared to the six months ended June 30, 2019.  The decrease in cost of sales is primarily related to the impact of the COVID-19 pandemic for our Automotive segment. Favorable foreign currency impacts are primarily attributable to the Mexican Peso, Euro, Ukrainian Hryvnia and Chinese Renminbi.  The operational performance improvements are primarily attributable to decrease in material costs. The decrease in cost of sales included in Variance Due to Other above is due to the following items:

•	$7.7 million of decrease attributable to divested businesses (CSZ-IC and GPT);
•

$2.6 million of decrease attributable to lower factory costs in North America and Europe during the second quarter of 2020 related to the temporary closure of our manufacturing facilities due to the COVID-19 pandemic;

•	$2.0 million of increase attributable to Medical, including the impact of the acquisition of Stihler on April 1, 2019; and
•	$1.8 million of decrease due to lower labor costs in the second quarter of 2020 due to COVID-19 related furloughs at our manufacturing facilities, as well as social contributions received in China.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Research and development expenses	$19,377	$24,340	$4,963
Reimbursed research and development expenses	(4,036)	(5,085)	(1,049)
Net research and development expenses	$15,341	$19,255	$3,914
Percentage of product revenues	11.3%	7.9%

Net research and development expenses for the three months ended June 30, 2020 decreased 20.3% as compared to the three months ended June 30, 2019.  The decrease in net research and development expenses is primarily related to reduced project-related spending due to cost reduction initiatives and lower variable compensation expense, partially offset by lower reimbursements for costs to design, develop and purchase tooling pursuant to customer contracts.

Below is a summary of our net research and development expenses, in thousands, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Research and development expenses	$39,914	$46,948	$7,034
Reimbursed research and development expenses	(6,813)	(8,796)	(1,983)
Net research and development expenses	$33,101	$38,152	$5,051
Percentage of product revenues	9.1%	7.6%

Net research and development expenses for the six months ended June 30, 2020 decreased 13.2% as compared to the six months ended June 30, 2019.  The decrease in net research and development expenses is primarily related to reduced project-related spending due to cost reduction initiatives and lower variable compensation expense, partially offset by lower reimbursements for costs to design, develop and purchase tooling pursuant to customer contracts.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Selling, general and administrative expenses	$21,889	$32,171	$10,282
Percentage of product revenues	16.1%	13.2%

Selling, general and administrative expenses for the three months ended June 30, 2020 decreased 32.0% as compared to the three months ended June 30, 2019.  The decrease in selling, general and administrative expenses is primarily related to the impacts of the divestiture of GPT, lower variable compensation expense, as well as the impact of cost reduction initiatives and a reduction in travel expenses.

Below is a summary of our selling, general and administrative expenses, in thousands, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Selling, general and administrative expenses	$47,729	$64,822	$17,093
Percentage of product revenues	13.1%	12.9%

Selling, general and administrative expenses for the six months ended June 30, 2020 decreased 26.4% as compared to the six months ended June 30, 2019.  The decrease in selling, general and administrative expenses is primarily related to the impacts of divested businesses (CSZ-IC and GPT), lower variable compensation expense, lower stock compensation expense as a result of mark-to-market revaluation of stock appreciation rights in 2020, the absence of CFO transition costs in 2020, as well as the impact of cost reduction initiatives and a reduction in travel expenses.

Restructuring Expenses

Below is a summary of our restructuring expenses, in thousands, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Restructuring expenses	$(598)	$1,231	$1,829

Restructuring expenses primarily relate to the Manufacturing Footprint Rationalization restructuring program and other discrete restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead expenses. During the second quarter of 2020, due to circumstances arising from the COVID-19 pandemic, management adjusted the Manufacturing Footprint Rationalization restructuring plan to proactively manage its cash position.

During the three months ended June 30, 2020, the Company recognized expenses of $(0.8) million for employee separation costs and $0.2 million of accelerated depreciation and other costs. The net activity during the three months ended June 30, 2020 is primarily related to a reduction in the estimates of previously recognized employee separation costs for the Manufacturing Footprint Rationalization restructuring program. During the three months ended June 30, 2019, the Company recognized expenses of $0.9 million for employee separation costs and $0.3 million of other related costs.

Below is a summary of our restructuring expenses, in thousands, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Restructuring expenses	$3,168	$3,145	$(23)

Restructuring expenses primarily relate to the Manufacturing Footprint Rationalization restructuring program and other discrete restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead expenses. During the six months ended June 30, 2020, the Company recognized expenses of $2.5 million for employee separation costs, $0.4 million of accelerated depreciation and $0.3 million of other related costs. During the six months ended June 30, 2019, the Company recognized expenses of $1.5 million for employee separation costs, $0.4 million of asset disposal costs and $1.3 million of other related costs.

See Note 4, “Restructuring” of the consolidated condensed financial statements included in this Report for additional information.

Interest Expense

Below is a summary of our interest expense, in thousands, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Interest expense, net	$(1,361)	$(1,240)	$(121)

Below is a summary of our interest expense, in thousands, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Interest expense, net	$(2,109)	$(2,608)	$499

See Note 11, “Debt” of the consolidated condensed financial statements included in this Report for additional information.

Foreign Currency (Loss) Gain

Below is a summary of our foreign currency (loss) gain, in thousands, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Foreign currency loss	$(1,741)	$(804)	$(937)

Foreign currency loss for the three months ended June 30, 2020 included net realized foreign currency loss of $0.1 million and net unrealized foreign currency loss of $1.6 million.

Foreign currency gain for the three months ended June 30, 2019 included net realized foreign currency loss of $0.7 million and net unrealized foreign currency loss of $0.1 million.

Below is a summary of our foreign currency (loss) gain, in thousands, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Foreign currency loss	$(2,679)	$(601)	$(2,078)

Foreign currency loss for the three months ended June 30, 2020 included net realized foreign currency loss of $0.3 million and net unrealized foreign currency loss of $2.4 million.

Foreign currency gain for the three months ended June 30, 2019 included net realized foreign currency loss of $1.5 million and net unrealized foreign currency gain of $0.9 million.

Gain on Sale of Business

Below is a summary of our gain on sale of business, in thousands, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Gain on sale of business	$—	$4,970	$(4,970)

On February 1, 2019, as part of the Company’s initiative to eliminate investments in non-core businesses, we completed the sale of CSZ-IC to Weiss Technik North America, Inc. The Company recognized a pre-tax gain of $5.0 million on the sale of CSZ-IC during the six months ended June 30, 2019. The Company did not recognize a gain on sale of business in the six months ended June 30, 2020.

Impairment Loss

Below is a summary of our impairment loss, in thousands, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Impairment loss	$—	$(9,885)	$9,885

During the three months ended June 30, 2019, the Company recorded an impairment loss of $9.9 million associated with the divestiture of GPT. See Note 3, “Acquisitions and Divestitures” of the consolidated condensed financial statements included in this Report for additional information.

Below is a summary of our impairment loss, in thousands, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Impairment loss	$—	$(20,369)	$20,369

During the six months ended June 30, 2019, the Company recorded an impairment loss of $20.4 million associated with the divestiture of GPT. See Note 3, “Acquisitions and Divestitures” of the consolidated condensed financial statements included in this Report for additional information.

Other income

Below is a summary of our other income, in thousands, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Other income	$2,882	$171	$2,711

The increase in other income is primarily due to the gain on sale of certain patents from a non-core business in June 2020. See Note 10, “Goodwill and Other Intangibles” of the consolidated condensed financial statements included in this Report for additional information.

Below is a summary of our other income, in thousands, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Other income	$3,146	$314	$2,832

The increase in other income is primarily due to the gain on sale of certain patents from a non-core business in June 2020. See Note 10, “Goodwill and Other Intangibles” of the consolidated condensed financial statements included in this Report for additional information.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Income tax expense	$205	$5,548	$5,343

Income tax expense was $0.2 million for the three months ended June 30, 2020, on loss before income tax of $10.1 million, representing an effective tax rate of (2.0)%. The tax amount included the effect of the settlement and closure of multi-year international tax audits of $3.4 million. Adjusted for the audit impacts, the effective tax rate was 31.4%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the international provisions of the U.S. tax law, such as global intangible low-tax income (“GILTI”), partly offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Income tax expense was $5.5 million for the three months ended June 30, 2019, on earnings before income tax of $8.3 million, representing an effective tax rate of 66.9%. The pre-tax earnings amount included the non-deductible impairment loss of $9.9 million. Adjusted for the impairment loss, the effective tax rate was 30.5% for the three months ended June 30, 2019. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the international provisions of the U.S. tax law, such as GILTI, partly offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Below is a summary of our income tax expense, in thousands, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Favorable / (Unfavorable)
Income tax expense	$5,611	$12,443	$6,832

Income tax expense was $5.6 million for the six months ended June 30, 2020, on earnings before income tax of $7.2 million, representing an effective tax rate of 78.4%. The tax amount included the effect of the settlement and closure of multi-year international tax audits of $3.4 million. Adjusted for the audit impacts, the effective tax rate was 31.1%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the international provisions of the U.S. tax law, such as GILTI, partly offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Income tax expense was $12.4 million for the six months ended June 30, 2019, on earnings before income tax of $23.6 million, representing an effective tax rate of 52.7%. The pre-tax earnings amount included the non-deductible impairment loss of $20.4 million. Adjusted for the impairment loss, the effective tax rate was 28.3% for the six months ended June 30, 2019. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the international provisions of the U.S. tax law, such as GILTI, partly offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Changes in U.S. federal or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and shareholders’ equity. The recently enacted CARES Act, together with earlier issued U.S. Internal Revenue Service guidance, provides for deferral of certain taxes. As permitted by the CARES Act, the Company expects to defer the payment of payroll taxes each quarter for the remainder of 2020 to be paid in the fourth quarters of 2021 and 2022. The Company is evaluating other potential tax benefits under the CARES Act and may be impacted by further government tax guidance or relief.

Liquidity and Capital Resources

Cash and Cash Flows

The Company historically has funded its liquidity needs primarily through cash flows from operating activities and equity and debt financings.  Prior to the COVID-19 pandemic, we were focused on a capital allocation strategy within our strategic plan that included a targeted debt-to-earnings leverage ratio and using a portion of our cash flow for Common Stock repurchases.  As of June 30, 2020, $74.2 million of availability remained under the stock repurchase program.

In light of the significant economic uncertainty and financial impact of the COVID-19 pandemic, the Company has taken significant actions to address its liquidity.  First, the Company has been prudently addressing its day-to-day operations, including reducing expenses, inventory levels and capital spending.  In addition, effective May 1, 2020, the Company implemented base salary deferrals until December 31, 2020, including a 30-40% deferral at the Executive level and a 20% deferral for other salaried employees, to control expenses and conserve cash.  For U.S. employees, the accumulated deferred base salary will generally be paid on or before March 15, 2021 notwithstanding any termination of employment for any reason prior to payment.  The Company also revised its non-employee director compensation program for directors elected at the 2020 annual meeting of shareholders, with all compensation being paid in restricted stock for one year. Further, the Company suspended its stock repurchase program in the first quarter of 2020 to preserve liquidity and did not make any repurchases under the stock repurchase program during the three months ended June 30, 2020.  Although the Company intends to continue prudently addressing its day-to-day operations to preserve liquidity, as we ramp back up our production in the second half of 2020, we expect to see a short-term decline in our cash flows due to an increase in our working capital until customer payments are received later in the year.

Also, in March 2020, the Company increased its borrowings under the Amended Credit Agreement by $169.5 million as a safeguard to increase its cash position and provide additional financial flexibility. The proceeds have been and will continue to be used for working capital and for other general corporate purposes permitted by the Amended Credit Agreement. During the second quarter of 2020, the Company repaid a net amount of $32.8 million of the amounts outstanding under the Amended Credit Agreement. As of June 30, 2020, inclusive of the net new borrowings, $193.1 million was outstanding under the Amended Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $159.3 million remained available as of June 30, 2020 for additional borrowings under the Amended Credit Agreement subject to specified conditions that Gentherm currently satisfies.  Subject to any amendment or waiver of the Consolidated Leverage Ratio from the lenders, the Company expects borrowing availability for at least the next twelve months will continue to be significantly less than the full amount of capacity available under the U.S. Revolving Note, and that borrowing availability as of the end of the third quarter of 2020 (and potentially thereafter) will be less than as of the end of the second quarter of 2020, due to the impact of the COVID-19 pandemic and related economic and industry conditions.

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

Based on the Company’s current operating plan and the foregoing actions, management believes cash and cash equivalents at June 30, 2020, together with cash flows from operating activities, and borrowing available under our Amended Credit Agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months.  However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, and cash flows from operations decline, we may need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt offerings.

A continued worldwide disruption could materially affect our future access to sources of liquidity, and there can be no assurance that such capital will be available at all or on reasonable terms.  Further, the extent to which the COVID-19 pandemic adversely affects our future financial performance and thus our cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience significant adverse impacts on our business, financial performance, financial condition, cash flows, liquidity and stock price for a lengthy period of time as a result of its global economic impact.

The following table represents our cash, cash equivalents and restricted cash, in thousands:

	Six Months Ended June 30,
	2020	2019
Cash, cash equivalents and restricted cash at beginning of period	$52,948	$39,620
Cash provided by operating activities	50,227	40,408
Cash (used in) provided by investing activities	(9,580)	19,082
Cash provided by (used in) financing activities	115,978	(63,222)
Foreign currency effect on cash and cash equivalents	2,102	293
Cash, cash equivalents and restricted cash at end of period	$211,675	$36,181

Cash Flows From Operating Activities

We manage our cash, cash equivalents and restricted cash in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities and for financial flexibility. The following table compares the cash flows from operating activities during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, in thousands:

	Six Months Ended June 30,
	2020	2019	Change
Operating Activities:
Net income	$1,551	$11,165	$(9,614)
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,488	22,217	(1,729)
Deferred income taxes	(913)	3,070	(3,983)
Stock based compensation	3,909	3,291	618
Defined benefit pension plan income	(278)	(699)	421
Allowance for credit losses	605	545	60
Loss on sale of property and equipment	339	227	112
Operating lease expense	3,490	2,903	587
Impairment loss	—	20,369	(20,369)
Gain on sale of business	—	(4,970)	4,970
Gain on sale of patents	(1,978)	—	(1,978)
Net income before non-cash adjustments	27,213	58,118	(30,905)
Changes in operating assets and liabilities:
Accounts receivable	37,805	(4,021)	41,826
Inventory	5,292	1,650	3,642
Other assets	2,888	276	2,612
Accounts payable	(17,753)	(9,528)	(8,225)
Other liabilities	(5,218)	(6,087)	869
Net cash provided by operating activities	$50,227	$40,408	$9,819

The following table highlights significant differences between the operating cash flows for the six months ended June 30, 2020 and 2019, in thousands:

Net cash provided by operating activities for the six months ended June 30, 2019	$40,408
Lower net income before changes in operating assets and liabilities	(30,905)
Changes in working capital, net	42,099
Changes in other assets and liabilities	(1,375)
Net cash provided by operating activities for the six months ended June 30, 2020	$50,227

The following table illustrates changes in working capital during the six months ended June 30, 2020, in thousands:

Working capital at December 31, 2019	$217,159
Increase in cash, cash equivalents and restricted cash	159,225
Decrease in accounts receivable	(39,971)
Decrease in inventory	(5,161)
Decrease in tax receivables, net	(8,772)
Increase in other assets	2,000
Decrease in accounts payable	16,800
Decrease in accrued expenses and other liabilities	3,809
Foreign currency effect on working capital	(1,317)
Working capital at June 30, 2020	$343,772

The following table highlights significant transactions that contributed to the increase in cash, cash equivalents and restricted cash during the six months ended June 30, 2020, in thousands:

Net cash provided by operating activities	$50,227
Borrowing of debt	201,193
Repayments of debt	(81,830)
Cash paid for the repurchase of Common Stock	(9,092)
Purchases of property and equipment	(7,500)
Proceeds from the exercise of Common Stock options	6,178
Other items	(449)
Increase in cash, cash equivalents and restricted cash	$158,727

Cash Flows From Investing Activities

Cash used in investing activities was $9.6 million during the six months ended June 30, 2020, primarily reflecting purchases of property and equipment of $7.5 million and the acquisition of intangible assets of $3.1 million.

Cash Flows From Financing Activities

Cash provided by financing activities was $116.0 million during the six months ended June 30, 2020, reflecting additional borrowings on the U.S. Revolving Note totaling $201.2 million partially offset by payments of principal on the U.S. Revolving Note totaling $81.8 million in aggregate.  Borrowings under the Amended Credit Agreement mature on June 27, 2024.  See Note 11, “Debt” of the consolidated condensed financial statements included in this Report for additional information. Cash was also paid during the six months ended June 30, 2020 for the repurchase of Common Stock totaling $9.1 million and for cancellations of restricted stock awards totaling $0.5 million, partially offset by proceeds from the exercise of Common Stock options totaling $6.2 million.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no significant changes in our critical accounting policies or critical accounting estimates during the first half of 2020.  We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “New Accounting Pronouncements” in the consolidated condensed financial statements included in this Report.

Off-Balance Sheet Arrangements

At June 30, 2020, we do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our financial condition or results of operations.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $15.0 million and $14.4 million outstanding at June 30, 2020 and December 31, 2019, respectively.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated condensed balance sheets.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of (loss) income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency (loss) gain in the consolidated condensed statements of (loss) income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of June 30, 2020 is set forth in Note 13, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

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

	Expected Maturity Date
	2020	2021	2022	2023	2024	2025	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate (€EUR)	$—	$—	$—	$—	$19,099	$—	$19,099	$19,099
Variable interest rate as of June 30, 2020					1.50%		1.50%
Variable rate ($USD)	$—	$—	$—	$—	$174,000	$—	$174,000	$174,000
Variable interest rate as of June 30, 2020					1.68%		1.68%
Fixed rate ($USD)	$1,250	$2,500	$2,500	$1,250	$—	$—	$7,500	$7,694
Fixed interest rate	5.21%	5.21%	5.21%	5.21%			5.21%

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2020	Total	Fair Value
USD Functional Currency
Forward Exchange Agreements:
(Receive $MXN / Pay $USD)
Total contract amount	$(15,003)	$(15,003)	$(2,095)
Average contract rate	20.00	20.00
ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance of achieving their objectives.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2020.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ending June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended June 30, 2020.

ITEM 1A.	RISK FACTORS

You should carefully consider the risk factors below and previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic and measures taken to contain it have significantly adversely affected, and are likely to continue to significantly adversely affect, our business, results of operations, financial condition, cash flows, liquidity and stock price.

The COVID-19 pandemic has significantly and adversely impacted the global economy and financial markets, with global legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. Our business, results of operations, financial condition, cash flows, liquidity and stock price were significantly adversely affected by the COVID-19 pandemic in the first half of 2020, especially beginning in March, and are expected to continue to be significantly adversely affected.  The full extent to which the COVID-19 pandemic will impact our business, results of operations, financial condition, cash flows, liquidity and stock price, with regards to scope and duration, are highly uncertain and cannot be predicted with confidence.  In particular, if COVID-19 continues to spread or re-emerges, resulting in an extended period of travel, commercial, social and other similar restrictions, we could experience prolonged and significant adverse impacts to our business, results of operations, financial condition, cash flows, liquidity and stock price.

The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, cash flows, liquidity and stock price to a number of material risks and uncertainties, including, but not limited to:

▪

Risks Related to our Liquidity. In March 2020, we borrowed $169.5 million as a safeguard to provide additional financial flexibility.  During the second quarter of 2020, we repaid a net amount of $32.8 million of the amounts outstanding under the Amended Credit Agreement.  As of June 30, 2020, our consolidated indebtedness was $200.6 million. Our increased indebtedness has and will continue to result in, among other things, increased interest expense and increased vulnerability to future adverse economic and industry conditions. We may incur additional significant borrowing in the near term, which would increase risks related to indebtedness.  In addition, future borrowing availability under our Amended Credit Agreement is subject to our compliance with financial covenants thereunder (including the Consolidated Leverage Ratio based on consolidated EBITDA for the applicable trailing 12-month period). Based upon consolidated EBITDA for the twelve months ended June 30, 2020, $159.3 million remains available for additional borrowings under the Amended Credit Agreement subject to specified conditions that Gentherm currently satisfies. We expect our consolidated EBITDA for the trailing 12-months to be significantly reduced as of the end of the third quarter 2020 due to the COVID-19 impact and it may continue to deteriorate thereafter. Therefore, subject to any amendment or waiver of the Consolidated Leverage Ratio from the lenders, we expect borrowing availability for at least the next twelve months will continue to be significantly less than the full amount of capacity available under the U.S. Revolving Note, and that borrowing availability as of the end of the third quarter of 2020 (and potentially thereafter) will be less than as of the end of the second quarter of 2020.  Failure to satisfy certain covenants in the Amended Credit Agreement would result in an event of default, following which our lenders could declare all amounts outstanding to be immediately due and payable and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt on acceptable terms or at all. Further, under the Amended Credit Agreement, the lenders would have the right to foreclose on certain of our assets, which could have a significant adverse effect on our business, results of operations, financial condition, cash flows, liquidity and stock price.  We may finance additional liquidity needs in the future through one or more equity or debt offerings. The current disruption of the global financial markets could reduce our ability to access additional capital on acceptable terms or at all, which would negatively affect our liquidity and may adversely impact our operations and results of operations.

▪

Risks Related to the Automotive Industry.  The automotive industry is our primary market.  The COVID-19 pandemic has significantly disrupted, and is expected to continue to significantly disrupt, the global automotive industry and customer sales, production volumes and purchases of light vehicles by end consumers. Further, the spread of COVID-19 has created a significant disruption in the manufacturing, delivery and overall supply chain of automobile manufacturers and suppliers.  In July 2020, IHS Markit forecasted light vehicle production volume for full-year 2020 of 69.5 million units, a decline of 21.8% from full-year 2019. Further, the COVID-19 pandemic has resulted in a temporary shutdown of substantially all of the major OEMs in our markets at various times in the first half of 2020. This has significantly reduced our year-to-date sales volumes and revenue as compared to our budget, and future sales volumes and revenue remain highly uncertain. Although automotive production has resumed, customer sales and production volumes may significantly decrease or may be very volatile due to global economic impacts and uncertainties. Any prolonged reduction in actual revenues and anticipated reduction in projected revenues may require us to evaluate our intangible assets or goodwill for impairment and incur impairment charges.

▪

Risks Related to our Supply Chain and our Manufacturing Operations. The COVID-19 pandemic has adversely impacted our ability to manufacture products and obtain materials from our supply chain. We and our suppliers have experienced facility closures, work stoppages, travel restrictions, implementation of precautionary health and safety measures and other restrictions. We have experienced extended work stoppages in Asia, and subsequent suspension of vehicle production by our OEM customers in North America and Europe, as the pandemic spread to those regions and governmental authorities initiated “lock-down” orders for all non-essential activities. Due to the COVID-19 pandemic, a significant portion of our employees are now working from home, while under shelter-in-place orders or other restrictions, which may harm our ability to manage our business and increase operational risk, including increased cyber security attacks and reduced ability to implement security measures. Our manufacturing operations resumed production under enhanced public health procedures, including temperature screening of employees before entry into facilities, deep cleaning of facilities after each shift, and the provision of personal protective equipment. Further, companies in our global supply chain are subject to distinct legislative and regulatory requirements and limitations. Certain companies in our supply chain have had significant employee layoffs or furloughs and have significant financial distress, and some may determine to cease operations or restructure their business. Although our business operations have resumed, our suppliers may not be able to manufacture the materials and products we require according to our schedule and specifications, and we may need to seek alternate suppliers, which may be more expensive or may result in delays.  We expect that a portion of our employees may not want to or be able to return to work or continue to work when permitted due to health, safety, family or otherwise. As a result, we and our supply chain may operate significantly below capacity for an uncertain period of time, each of which could significantly adversely affect our business, results of operations, financial condition, cash flows, liquidity and stock price.

▪

Risks Related to our Customers. COVID-19 has and will continue to have a significant adverse impact on the growth, viability and financial stability of our customers, including the OEMs and Tier 1 automotive suppliers to which our products are supplied.  In addition to many of the risks noted above that apply to our customers regarding the automotive industry generally and our supply chain, we expect to continue to experience a delay in our collection of accounts receivable balances from our customers, which may be significant and would be at risk in the event of their bankruptcy or other restructuring.

▪

Risks Related to our Growth Prospects. Our ability to execute our business strategy through the pursuit of business ventures, acquisitions, and strategic alliances or dispositions has been, and will likely continue to be, significantly adversely impacted by COVID-19 and global economic conditions.  While we continue to believe in our long-term growth strategy and prospects, we are limiting certain growth opportunities in the near term to conserve cash, including limiting the review of merger and acquisition opportunities and certain research and development activities.  We also believe that new business awards will be subject to increased risk of future change as we look to convert awards into revenue. Further, a sustained decline in automotive production may delay or reduce our returns on research and development investments, which could significantly adversely affect our business, results of operations, financial condition, cash flows, liquidity and stock price.

▪

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

In addition to the risks specifically described above, the COVID-19 pandemic has exacerbated and precipitated the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, and may continue to do so, in ways that we are not currently able to predict, any of which could significantly adversely affect our business, results of operations, financial condition, cash flows, liquidity or stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Second Quarter 2020

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2020 to April 30, 2020	—	$—	—	74,225,938
May 1, 2020 to May 31, 2020	—	$—	—	74,225,938
June 1, 2020 to June 30, 2020	—	$—	—	74,225,938

(1)

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

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
10.1*	Offer Letter between Gentherm Incorporated and Barb Runyon dated June 18, 2018	X
10.2*	Executive Relocation and Employment Agreement between Gentherm Incorporated and Paul Giberson dated June 6, 2019	X
10.3*	First Amendment to Executive Relocation and Employment Agreement between Gentherm Incorporated and Paul Giberson dated as of April 21, 2020	X
10.4*	Second Amendment to Employment Terms between Gentherm Incorporated and Phillip Eyler dated as of April 21, 2020	X
10.5*	First Amendment to Offer Letter Agreement between Gentherm Incorporated and Matteo Anversa dated as of April 21, 2020	X
10.6*	Amendment to the Gentherm Incorporated 2013 Equity Incentive Plan, effective as of May 21, 2020		8-K		10.1	5/26/20
10.7*	Form of Restricted Stock Award Agreement (Director) under the Gentherm Incorporated 2013 Equity Incentive Plan	X
10.8*	Amendment No. 1 to Summary of Non-Employee Director Compensation	X
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	X

*   Indicates management contract or compensatory plan or arrangement.

** Documents are furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ PHILLIP EYLER
Phillip Eyler
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2020

/s/ MATTEO ANVERSA
Matteo Anversa
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 4, 2020