Form 10-Q
period 2020-09-30
GENTHERM Inc
filed 2020-10-30
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

At October 26, 2020, there were 32,690,280 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$226,533	$50,443
Restricted cash	2,506	2,505
Accounts receivable, net	193,249	159,710
Inventory:
Raw materials	62,970	61,323
Work in process	7,708	7,444
Finished goods	43,958	49,712
Inventory, net	114,636	118,479
Other current assets	37,988	42,726
Total current assets	574,912	373,863
Property and equipment, net	150,801	160,605
Goodwill	66,266	64,572
Other intangible assets, net	47,429	49,783
Operating lease right-of-use assets	18,844	11,587
Deferred income tax assets	55,641	57,650
Other non-current assets	7,554	9,326
Total assets	$921,447	$727,386
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$108,452	$83,035
Current lease liabilities	5,206	4,586
Current maturities of long-term debt	2,500	2,500
Other current liabilities	74,443	66,583
Total current liabilities	190,601	156,704
Long-term debt, less current maturities	193,061	78,124
Non-current lease liabilities	15,046	6,751
Pension benefit obligation	7,864	8,057
Other non-current liabilities	3,079	5,100
Total liabilities	$409,651	$254,736
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 32,680,013 and 32,674,354 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	107,055	102,507
Paid-in capital	9,798	10,852
Accumulated other comprehensive loss	(32,486)	(42,441)
Accumulated earnings	427,429	401,732
Total shareholders’ equity	511,796	472,650
Total liabilities and shareholders’ equity	$921,447	$727,386

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product revenues	$259,540	$240,056	$624,214	$741,303
Cost of sales	176,935	165,364	448,807	518,590
Gross margin	82,605	74,692	175,407	222,713
Operating expenses:
Net research and development expenses	18,070	18,838	51,171	56,990
Selling, general and administrative expenses	25,745	26,861	73,474	91,683
Restructuring expenses	284	8,664	3,452	11,809
Total operating expenses	44,099	54,363	128,097	160,482
Operating income	38,506	20,329	47,310	62,231
Interest expense, net	(1,259)	(1,148)	(3,368)	(3,756)
Foreign currency (loss) gain	(2,883)	4,083	(5,562)	3,482
Gain on sale of business	—	—	—	4,970
Impairment loss	—	(837)	—	(21,206)
Other (loss) income	(615)	231	2,531	545
Earnings before income tax	33,749	22,658	40,911	46,266
Income tax expense	9,603	6,771	15,214	19,214
Net income	$24,146	$15,887	$25,697	$27,052
Basic earnings per share	$0.74	$0.48	$0.79	$0.81
Diluted earnings per share	$0.73	$0.48	$0.78	$0.81
Weighted average number of shares – basic	32,624	32,839	32,631	33,283
Weighted average number of shares – diluted	32,958	32,933	32,924	33,419

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$24,146	$15,887	$25,697	$27,052
Other comprehensive income (loss):
Foreign currency translation adjustments	14,362	(15,172)	11,569	(15,943)
Unrealized gain (loss) on foreign currency derivative securities, net of tax	997	(202)	(1,614)	629
Other comprehensive income (loss), net of tax	15,359	(15,374)	9,955	(15,314)
Comprehensive income	$39,505	$513	$35,652	$11,738

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net income	$25,697	$27,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,777	33,281
Deferred income taxes	3,583	5,072
Non-cash stock based compensation	6,569	5,268
Defined benefit pension plan income	(433)	(754)
Loss on sale of property and equipment	562	319
Operating lease expense	5,156	4,477
Gain on sale of patents	(1,978)	—
Impairment loss	—	21,206
Gain on sale of business	—	(4,970)
Other	—	189
Changes in assets and liabilities:
Accounts receivable, net	(33,250)	(5,961)
Inventory	4,645	(5,512)
Other assets	(4,655)	9,594
Accounts payable	24,272	(3,097)
Other liabilities	12,356	(2,172)
Net cash provided by operating activities	73,301	83,992
Investing Activities:
Purchases of property and equipment	(11,613)	(18,340)
Acquisition of intangible assets	(3,141)	—
Proceeds from the sale of patents and property and equipment	1,068	137
Proceeds from divestiture of business	—	47,500
Acquisition of subsidiary, net of cash acquired	—	(14,823)
Net cash (used in) provided by investing activities	(13,686)	14,474
Financing Activities:
Borrowing of debt	201,193	29,470
Repayments of debt	(87,688)	(69,049)
Cash paid for the repurchase of Common Stock	(9,092)	(58,040)
Proceeds from the exercise of Common Stock options	6,828	13,879
Cash paid for the cancellation of restricted stock	(811)	(1,213)
Acquisition contingent consideration payment	(618)	—
Cash paid for financing costs	—	(1,278)
Net cash provided by (used in) financing activities	109,812	(86,231)
Foreign currency effect	6,664	(4,151)
Net increase in cash, cash equivalents and restricted cash	176,091	8,084
Cash, cash equivalents and restricted cash at beginning of period	52,948	39,620
Cash, cash equivalents and restricted cash at end of period	$229,039	$47,704
Supplemental disclosure of cash flow information:
Cash (refund) paid for taxes	$(252)	$6,676
Cash paid for interest	$3,006	$3,437

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2020
				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2019	32,674	$102,507	$10,852	$(42,441)	$401,732	$472,650
Net income	—	—	—	—	11,873	11,873
Other comprehensive loss	—	—	—	(12,490)	—	(12,490)
Stock compensation, net	171	8,644	(1,204)	—	—	7,440
Stock repurchase	(246)	(9,092)	—	—	—	(9,092)
Balance at March 31, 2020	32,599	102,059	9,648	(54,931)	413,605	470,381
Net loss	—	—	—	—	(10,322)	(10,322)
Other comprehensive income	—	—	—	7,086	—	7,086
Stock compensation, net	41	2,054	122	—	—	2,176
Balance at June 30, 2020	32,640	104,113	9,770	(47,845)	403,283	469,321
Net income	—	—	—	—	24,146	24,146
Other comprehensive income	—	—	—	15,359	—	15,359
Stock compensation, net	40	2,942	28	—	—	2,970
Balance at September 30, 2020	32,680	$107,055	$9,798	$(32,486)	$427,429	$511,796

	Nine Months Ended September 30, 2019
				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2018	33,857	$140,300	$14,934	$(39,500)	$363,965	$479,699
Cumulative effect ASU 2016-02	—	—	—	—	261	261
Net income	—	—	—	—	8,414	8,414
Other comprehensive loss	—	—	—	(3,652)	—	(3,652)
Stock compensation, net	(4)	2,226	(421)	—	—	1,805
Stock repurchase	(200)	(8,040)	—	—	—	(8,040)
Balance at March 31, 2019	33,653	134,486	14,513	(43,152)	372,640	478,487
Net income	—	—	—	—	2,751	2,751
Other comprehensive income	—	—	—	3,712	—	3,712
Stock compensation, net	125	5,824	(493)	—	—	5,331
Stock repurchase	(630)	(25,000)	—	—	—	(25,000)
Balance at June 30, 2019	33,148	115,310	14,020	(39,440)	375,391	465,281
Net income	—	—	—	—	15,887	15,887
Other comprehensive loss	—	—	—	(15,374)	—	(15,374)
Stock compensation, net	229	13,471	(2,672)	—	—	10,799
Stock repurchase	(635)	(25,000)	—	—	—	(25,000)
Balance at September 30, 2019	32,742	$103,781	$11,348	$(54,814)	$391,278	$451,593

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

Impact of COVID-19

The COVID-19 pandemic began in China around December 2019.  The impact of the outbreak quickly expanded beyond China and its surrounding region.  The COVID-19 pandemic significantly disrupted and adversely impacted global economic activity and the global automotive markets in the first half of 2020, which had significant negative impacts on Gentherm’s financial performance in the first half of 2020.  During the first quarter of 2020, customer plants in North America and Europe were closed beginning in the second half of March due to the pandemic.  This resulted in temporary, partial closures of several of our manufacturing facilities in North America and Europe by the end of March 2020.  Customer plants and our manufacturing facilities in Asia were closed for several weeks in February and operated at reduced volumes in March, resuming production to near full capacity by the end of the first quarter, which continued throughout the second quarter.  Our manufacturing facilities in North America and Europe remained closed until the last week in May due to the pandemic, gradually resuming production to near full capacity in North America, and to about 70% capacity in Europe by the end of June. Other adverse impacts of the pandemic in the first nine months of the year included supply chain and production disruptions, workforce restrictions, travel restrictions and reduced consumer spending.  The adverse impacts of the pandemic continued to a lesser extent in the third quarter of 2020.  During the third quarter of 2020, our customers’ plants were open, and our production volumes were stronger than pre-COVID-19 levels at our manufacturing facilities.  The consequences of the pandemic and adverse impact to the economy continue to evolve and the future adverse impact on our business and financial statements remains subject to significant uncertainty as of the date of this filing.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

In preparing these financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. These estimates and assumptions are subject to an inherent degree of uncertainty. We are not presently aware of any events or circumstances that would require us to update such estimates and assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

Note 2 – New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Expected Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held.  ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019.  The Company adopted ASU 2016-13 as of January 1, 2020 and there was no significant impact on its consolidated condensed financial statements and related disclosures as a result. The Company considered, among other things, the current and expected future economic and market conditions related to the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

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

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This ASU simplifies the accounting for income taxes by removing certain exceptions previously included in the guidance. In addition, the ASU amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. Early adoption of the amendments in this update is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements or financial disclosures.

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

Divestiture of CSZ-IC

On February 1, 2019, the Company completed the sale of CSZ-IC and the former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47,500, including $2,500 of cash proceeds placed into an escrow account for a period of up to one year as partial security for the Company’s obligations under the sale agreement. The Company recognized a $4,970 pre-tax gain on the sale of CSZ-IC during the nine months ended September 30, 2019, which is classified as Gain on sale of business within the consolidated condensed statements of income.  In January 2020, claims were made against the cash proceeds held in the escrow account, which has been maintained in escrow following the expiration of the one-year escrow period.  The Company does not expect the outcome of the claims to have a material adverse impact on the consolidated financial position, results of operations or cash flows of Gentherm. The cash proceeds held in escrow are recorded as Restricted cash within the consolidated condensed balance sheets.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Divestiture of GPT

During 2018, the Company determined that GPT met the held for sale criteria.  During 2019, the Company continued to assess the fair value of the GPT disposal group, less costs to sell, at each reporting period. As a result of these fair value measurements, the Company recorded impairment loss of $837 and $16,720 for the three and nine months ended September 30, 2019, respectively. Additionally, the Company determined an equity investment met the held for sale criteria and recognized impairment loss of $0 and $4,486 for the three and nine months ended September 30, 2019, respectively. On October 1, 2019, the Company completed the sale of GPT for a nominal amount.

Acquisition of Stihler

On April 1, 2019, Gentherm acquired Stihler for a purchase price of $15,476, net of cash acquired and including $653 of contingent consideration to be paid upon achievement of a milestone that was completed in September 2020. In addition, the purchase agreement includes a contingent payment of $653 to be paid if the selling shareholder remains employed by Stihler through December 2020. This amount is being recognized as a component of Selling, general and administrative expenses ratably over the service period. The results of operations of Stihler were reported within the Company’s Industrial segment from the date of acquisition. The acquisition was accounted for as a business combination. The purchase price and related allocation were finalized in the fourth quarter of 2019. The pro forma effect of the Stihler acquisition does not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements are presented.

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

During the three and nine months ended September 30, 2020, the Company recognized restructuring expense of $116 and $(1,327) for employee separation costs, respectively, $122 and $564 for accelerated depreciation, respectively, and $0 and $16 for other costs, respectively. The net activity for the nine months ended September 30, 2020 is primarily related to a reduction in the estimates of previously recognized employee separation costs. During the three months ended September 30, 2019, the Company recognized restructuring expense of $5,200 for employee separation costs, and $1,612 of accelerated depreciation and fixed asset impairment.  The Company has recorded approximately $6,203 of restructuring expenses since the inception of this program.

Under the revised restructuring plan, the Company expects to incur total costs of between $16,000 and $19,000, of which $13,000 and $16,000 are expected to be cash expenditures. The total expected costs include employee separation costs of between $6,500 and $7,500, capital expenditures of between $3,500 and $4,500 and non-cash expenses for accelerated depreciation and impairment of fixed assets of approximately $3,000. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $3,000 and $4,000. The actions under this plan are expected to be substantially completed by the end of 2021. The actual timing, costs and savings of the plan may differ materially from the Company’s current expectations and estimates.

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the three and nine months ended September 30, 2020, the Company recognized $64 and $3,978 of

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

employee separation costs, respectively, and $(18) and $221 of other related costs, respectively.  During the three and nine months ended September 30, 2019, the Company recognized $1,467 and $2,726 of employee separation costs, respectively, and $385 and $734 of other related costs, respectively.  In addition, during the three and nine months ended September 30, 2019, the Company recognized $0 and $425 of asset impairment loss, respectively. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead costs. The Company will continue to explore opportunities to improve its future profitability and competitiveness. These actions may result in the recognition of additional restructuring charges that could be material.

GPT and CSZ-IC

Costs associated with the divestiture process were classified as restructuring. During the three and nine months ended September 30, 2019, the Company recognized $0 and $251 of employee separation costs, respectively, and $0 and $861 of other related costs, related to the marketing of GPT and CSZ-IC, respectively.  The Company recorded approximately $2,303 of restructuring expenses since inception of this program and it is complete.

Restructuring Expenses By Reporting Segment

The following table summarizes restructuring expense for the three and nine months ended September 30, 2020 and 2019 by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Automotive	$284	$7,820	$2,787	$9,016
Industrial	—	88	100	1,689
Reconciling items	—	756	565	1,104
Total	$284	$8,664	$3,452	$11,809

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Restructuring Liability

Restructuring liabilities are classified as Other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring liability for the nine months ended September 30, 2020:

	Employee Separation Costs	Accelerated Depreciation Charges	Other Related Costs	Total
Balance at December 31, 2019	$5,994	$—	$71	$6,065
Additions, charged to restructuring expenses	3,302	242	222	3,766
Cash payments	(1,932)	—	(202)	(2,134)
Non-cash utilization	—	(242)	—	(242)
Currency translation	(306)	—	38	(268)
Balance at March 31, 2020	7,058	—	129	7,187
Additions, charged to restructuring expenses	1,301	200	33	1,534
Change in estimate	(2,132)	—	—	(2,132)
Cash payments	(1,286)	—	(173)	(1,459)
Non-cash utilization	—	(200)	—	(200)
Currency translation	175	—	46	221
Balance at June 30, 2020	5,116	—	35	5,151
Additions, charged to restructuring expenses	514	122	—	636
Change in estimate	(334)	—	(18)	(352)
Cash payments	(1,069)	—	(53)	(1,122)
Non-cash utilization	—	(122)	—	(122)
Currency translation and other	56	—	36	92
Balance at September 30, 2020	$4,283	$—	$—	$4,283

Note 5 –Earnings Per Share

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

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$24,146	$15,887	$25,697	$27,052

Basic weighted average shares of Common Stock outstanding	32,623,532	32,838,636	32,631,423	33,282,584
Dilutive effect of stock options, restricted stock awards and restricted stock units	334,907	94,043	292,590	135,971
Diluted weighted average shares of Common Stock outstanding	32,958,439	32,932,679	32,924,013	33,418,555

Basic earnings per share	$0.74	$0.48	$0.79	$0.81
Diluted earnings per share	$0.73	$0.48	$0.78	$0.81

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

The following table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Anti-dilutive securities share impact	12,000	441,435	179,500	441,435

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

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three and nine months ended September 30, 2020 and 2019.

Three Months Ended September 30,	Automotive	Industrial	Reconciling Items	Consolidated Total
2020:
Product revenues	$249,764	$9,776	$—	$259,540
Depreciation and amortization	9,412	484	393	10,289
Operating income (loss)	50,011	(1,262)	(10,243)	38,506
2019:
Product revenues	$228,243	$11,813	$—	$240,056
Depreciation and amortization	10,170	480	414	11,064
Operating income (loss)	36,629	(3,496)	(12,804)	20,329

Nine Months Ended September 30,	Automotive	Industrial	Reconciling Items	Consolidated Total
2020:
Product revenues	$590,622	$33,592	$—	$624,214
Depreciation and amortization	28,233	1,465	1,079	30,777
Operating income (loss)	82,623	(1,680)	(33,633)	47,310
2019:
Product revenues	$700,300	$41,003	$—	$741,303
Depreciation and amortization	30,660	1,319	1,302	33,281
Operating income (loss)	114,456	(12,131)	(40,094)	62,231

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Automotive and Industrial segment product revenues by product category for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Climate Control Seats (CCS)	$97,058	$88,133	$229,465	$270,924
Seat Heaters	73,471	71,030	171,345	218,578
Steering Wheel Heaters	22,506	16,621	49,721	49,620
Automotive Cables	18,917	20,361	50,890	66,316
Battery Thermal Management (BTM)	15,956	11,890	33,818	31,531
Electronics	14,463	11,729	38,327	36,035
Other Automotive	7,393	8,479	17,056	27,296
Subtotal Automotive	249,764	228,243	590,622	700,300
Medical	9,776	8,336	33,592	26,404
GPT	—	3,477	—	11,181
CSZ-IC	—	—	—	3,418
Subtotal Industrial	9,776	11,813	33,592	41,003
Total Company	$259,540	$240,056	$624,214	$741,303

Total product revenues information by geographic area is as follows (based on shipment destination):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$111,189	$111,570	$264,204	$340,656
China	27,363	17,591	63,883	49,598
South Korea	23,260	14,543	60,062	45,098
Japan	15,280	20,508	40,766	59,102
Germany	14,553	20,379	41,144	63,889
Romania	9,957	6,556	20,576	19,487
Czech Republic	9,414	8,805	25,007	30,956
Canada	8,079	8,833	19,430	29,226
United Kingdom	5,737	8,315	14,106	23,980
Other	34,708	22,956	75,036	79,311
Total Non-U.S.	$148,351	$128,486	$360,010	$400,647
Total Company	$259,540	$240,056	$624,214	$741,303

Note 7 – Revenue Recognition

Contract Balances

The Company has no material contract assets. The Company’s contract liabilities are comprised of material rights in the Automotive segment. The aggregate amount of transaction price allocated to material rights that remained unsatisfied as of September 30, 2020 was $205.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $1,812 and $1,893 as of

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

September 30, 2020 and December 31, 2019, respectively. These amounts are recorded in Other current assets and are being amortized into Product revenues over the expected production life of the program.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into U.S. law. The CARES Act provides a stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. As permitted by the CARES Act, the Company has deferred the payment of payroll taxes each quarter for the remainder of 2020 to be paid in the fourth quarters of 2021 and 2022.

A summary of the provision for income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2020 and 2019, is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income tax expense	$9,603	$6,771	$15,214	$19,214
Earnings before income tax	$33,749	$22,658	$40,911	$46,266
Effective tax rate	28.5%	29.9%	37.2%	41.5%

For the nine months ended September 30, 2020, the Company recognized a tax expense of $3,358 related to multi-year international audit settlements and closures.  For the nine months ended September 30, 2019, the Company recognized impairment loss of $21,206 for which no tax benefit was provided.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 9 – Details of Certain Balance Sheet Components

	September 30, 2020	December 31, 2019
Other current assets:
Notes receivable	$18,194	$9,963
Income tax and other tax receivable	6,381	17,057
Prepaid expenses	5,933	7,022
Billable tooling	4,848	5,194
Other	2,632	3,490
Total other current assets	$37,988	$42,726
Other current liabilities:
Accrued employee liabilities	$27,141	$26,019
Liabilities from discounts and rebates	23,232	16,593
Income tax and other taxes payable	5,681	3,693
Restructuring	4,283	6,065
Accrued warranty	2,686	4,596
Other	11,420	9,617
Total other current liabilities	$74,443	$66,583

Note 10 – Goodwill and Other Intangibles

Goodwill

A summary of changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2020 is as follows:

	Automotive	Industrial	Total
Balance as of December 31, 2019	$36,938	$27,634	$64,572
Exchange rate impact	1,255	439	1,694
Balance as of September 30, 2020	$38,193	$28,073	$66,266

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of September 30, 2020 and December 31, 2019 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$93,431	$(58,565)	$34,866
Technology	29,409	(22,445)	6,964
Product development costs	20,956	(20,027)	929
Indefinite-lived:
Tradenames	4,670	—	4,670
Balance as of September 30, 2020	$148,466	$(101,037)	$47,429

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$89,208	$(50,687)	$38,521
Technology	25,106	(19,866)	5,240
Product development costs	19,911	(18,559)	1,352
Indefinite-lived:
Tradenames	4,670	—	4,670
Balance as of December 31, 2019	$138,895	$(89,112)	$49,783

On February 28, 2020, Gentherm acquired the automotive patents and technology of a development-stage technology company for $3,141. The investment was accounted for as an asset acquisition of defensive intangible assets and will be amortized over six years.

On June 19, 2020, Gentherm sold patents from a non-core business for $2,055.  The gain on sale of $1,978 was recorded in Other (loss) income on the consolidated condensed statements of income.

In addition to annual impairment testing, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions, requiring interim impairment testing. We are not presently aware of any events or circumstances that would require us to revise the carrying value of our assets or liabilities as of September 30, 2020.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 11 – Debt

The following table summarizes the Company’s debt as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Amended Credit Agreement:
U.S. Revolving Note (U.S. Dollar Denominations)	1.90%	$174,000	3.05%	$50,000
U.S. Revolving Note (Euro Denominations)	1.75%	14,061	1.25%	21,874
DEG Vietnam Loan	5.21%	7,500	5.21%	8,750
Total debt		195,561		80,624
Less: current maturities		(2,500)		(2,500)
Long-term debt, less current maturities		$193,061		$78,124

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

The Amended Credit Agreement increased the U.S. Revolving Note from $350,000 to $475,000 and extended the maturity from March 17, 2021 to June 27, 2024. Subject to specified conditions that would not be satisfied as of September 30, 2020, the Company can request an increase to the U.S. Revolving Note in an aggregate amount of $175,000.  The Amended Credit Agreement also provides $15,000 availability for the issuance of letters of credit and a maximum of $40,000 for swing line borrowing.  Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the Amended Credit Agreement.  The Company had no outstanding letters of credit issued under the Amended Credit Agreement as of September 30, 2020 and December 31, 2019.

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

The Amended Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets, merge with other companies or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio (based on consolidated EBITDA for the applicable trailing 12-month period as defined in the Amended Credit Agreement) as of the end of any fiscal quarter. The Amended Credit Agreement also contains customary events of default. As of September 30, 2020, the Company was in compliance with the terms of the Amended Credit Agreement.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Under the Amended Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (0.09% at September 30, 2020) plus 0.50%, Bank of America’s prime rate (3.25% at September 30, 2020), or the Eurocurrency rate plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (0.15% at September 30, 2020). All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio reported by the Company. As long as the Company is not in default of the terms and conditions of the Amended Credit Agreement, the lowest and highest possible Applicable Rate is 1.25% and 2.25%, respectively, for Eurocurrency Rate Loans and 0.25% and 1.25%, respectively, for Base Rate Loans.

In March 2020, the Company increased its borrowings under the Amended Credit Agreement by $169,546 as a safeguard to increase its cash position and provide additional financial flexibility due to the COVID-19 pandemic. The proceeds have been and will continue to be used for working capital and for other general corporate purposes permitted by the Amended Credit Agreement. During the second and third quarters of 2020, the Company repaid a net amount of $38,680 of the amounts outstanding under the Amended Credit Agreement. As of September 30, 2020, inclusive of the net new borrowings, $188,061 was outstanding under the Amended Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $221,489 remained available as of September 30, 2020 for additional borrowings under the Amended Credit Agreement subject to specified conditions that Gentherm currently satisfies.

DEG Vietnam Loan

The Company also has a fixed interest rate loan with the German Investment Corporation (“DEG”), a subsidiary of KfW Banking Group, a Germany government-owned development bank.  The fixed interest rate senior loan agreement with DEG was used to finance the construction and set up of the Vietnam production facility (“DEG Vietnam Loan”).  The DEG Vietnam Loan is subject to semi-annual principal payments that began November 2017 and will end May 2023.  Under the terms of the DEG Vietnam Loan, the Company must maintain a minimum Equity Ratio and Enhanced Equity Ratio, as defined by the DEG Vietnam Loan agreement, based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Vietnam Co. Ltd. The Equity Ratio has been suspended until January 1, 2022.

The scheduled principal maturities of our debt as of September 30, 2020 were as follows:

Year	U.S. Revolving Note	DEG Vietnam Loan	Total
Remainder of 2020	$—	$1,250	$1,250
2021	—	2,500	2,500
2022	—	2,500	2,500
2023	—	1,250	1,250
2024	188,061	—	188,061
Total	$188,061	$7,500	$195,561

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Components of lease expense for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$1,598	$1,574	$4,821	$4,477
Short-term lease cost	472	793	1,371	2,678
Sublease income	(40)	(39)	(119)	(91)
Total lease cost	$2,030	$2,328	$6,073	$7,064

Other information related to leases is as follows:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,855	$4,539
Right-of-use lease assets obtained in exchange for lease obligations:
Operating leases	$12,823	$3,339
Gain on sale and leaseback transactions, net	$—	$207
	September 30, 2020	September 30, 2019
Weighted average remaining lease term:
Operating leases	6.9 years	4.6 years
Weighted average discount rate:
Operating leases	4.49%	5.45%

A summary of operating leases as of September 30, 2020, under all non-cancellable operating leases with terms exceeding one year is as follows:

2020 (excluding the nine months ended September 30, 2020)	$1,600
2021	5,690
2022	3,360
2023	2,463
2024	2,223
2025 or later	8,355
Total future minimum lease payments	23,691
Less imputed interest	(3,439)
Total	$20,252

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

(Unaudited)

Note 13 – Financial Instruments

Cash, Cash Equivalents and Restricted Cash

The Company has cash that is legally restricted as to use or withdrawal. A reconciliation of Cash and cash equivalents on the consolidated condensed balance sheets to Cash, cash equivalents and Restricted cash presented on the consolidated condensed statements of cash flows is as follows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents presented in the consolidated condensed balance sheets	$226,533	$50,443
Restricted cash	2,506	2,505
Cash, cash equivalents and restricted cash presented in the consolidated condensed statements of cash flows	$229,039	$52,948

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which the Company hedges its exposure to foreign currency exchange risks is fifteen months. The Company had foreign currency derivative contracts with a notional value of $20,752 and $14,449 outstanding as of September 30, 2020 and December 31, 2019, respectively.

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

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of September 30, 2020 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$—	Other current liabilities	$(821)	$(821)

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of December 31, 2019 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$1,242	Other current liabilities	$—	$1,242

Information relating to the effect of derivative instruments on our consolidated condensed statements of income is as follows:

		Three Months Ended		Nine Months Ended,
		September 30,		September 30,
	Location	2020	2019	2020	2019
Foreign currency derivatives	Cost of sales	$(742)	$328	$(1,460)	$1,003
	Other comprehensive income (loss)	1,275	(257)	(2,062)	806
	Foreign currency (loss) gain	(13)	18	(142)	(51)
Total foreign currency derivatives		$520	$89	$(3,664)	$1,758

The Company did not incur any hedge ineffectiveness during the three and nine months ended September 30, 2020 and 2019.

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative instruments (see Note 13), pension plan assets and a corporate owned life insurance policy, the Company had no material financial assets and liabilities that were carried at fair value at September 30, 2020 and December 31, 2019. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.  As of September 30, 2020 and December 31, 2019, there were no significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  As of September 30, 2020, and December 31, 2019, the carrying values of the indebtedness under the Company’s Amended Credit Agreement were not materially different than its estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 11).  Discount rates used to measure the fair value of the DEG Vietnam Loan are based on quoted swap rates.  As of September 30, 2020, the carrying value of the DEG Vietnam Loan was $7,500 as compared to an estimated fair value of $7,767.  As of December 31, 2019, the carrying value of the DEG Vietnam Loan was $8,750 as compared to an estimated fair value of $8,785.

Note 15 – Equity

In December 2016, the Board of Directors of Gentherm Incorporated (“Board of Directors”) authorized a three-year, $100 million stock repurchase program (“Stock Repurchase Program”). In June 2018, the Board of Directors authorized an increase of the Stock Repurchase Program to $300 million, and extended the Stock Repurchase Program until December 2020. In March 2020, the Company suspended its Stock Repurchase Program in order to preserve liquidity. However, repurchases under the Stock Repurchase Program may resume at management’s discretion and may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. Repurchases under the Stock Repurchase Program may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. During the nine months ended September 30, 2020, the Company repurchased approximately $9.1 million of shares with an average price paid per share of $36.93 and, as of September 30, 2020, has a remaining repurchase authorization of approximately $74.2 million.  The Company did not make any repurchases under the Stock Repurchase Program during the second and third quarters of 2020.

Note 16 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting Accumulated other comprehensive loss during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at June 30, 2020	$(3,371)	$(42,758)	$(1,716)		$(47,845)
Other comprehensive income before reclassifications	—	14,172	215		14,387
Income tax effect of other comprehensive income before reclassifications	—	190	(47)		143
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	1,060	a	1,060
Income taxes reclassified into net income	—	—	(231)		(231)
Net current period other comprehensive income	—	14,362	997		15,359
Balance at September 30, 2020	$(3,371)	$(28,396)	$(719)		$(32,486)
(a)	The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at June 30, 2019	$(2,339)	$(37,928)	$827		$(39,440)
Other comprehensive (loss) income before reclassifications	—	(14,857)	167		(14,690)
Income tax effect of other comprehensive (loss) income before reclassifications	—	(315)	(36)		(351)
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(424)	a	(424)
Income taxes reclassified into net income	—	—	91		91
Net current period other comprehensive loss	—	(15,172)	(202)		(15,374)
Balance at September 30, 2019	$(2,339)	$(53,100)	$625		$(54,814)
(a)	The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2019	$(3,371)	$(39,965)	$895		$(42,441)
Other comprehensive income (loss) before reclassifications	—	11,396	(3,383)		8,013
Income tax effect of other comprehensive income (loss) before reclassifications	—	173	737		910
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	1,321	a	1,321
Income taxes reclassified into net income	—	—	(289)		(289)
Net current period other comprehensive income (loss)	—	11,569	(1,614)		9,955
Balance at September 30, 2020	$(3,371)	$(28,396)	$(719)		$(32,486)
(a)	The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2018	$(2,339)	$(37,157)	$(4)		$(39,500)
Other comprehensive (loss) income before reclassifications	—	(15,454)	1,359		(14,095)
Income tax effect of other comprehensive (loss) income before reclassifications	—	(489)	(296)		(785)
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(553)	a	(553)
Income taxes reclassified into net income	—	—	119		119
Net current period other comprehensive (loss) income	—	(15,943)	629		(15,314)
Balance at September 30, 2019	$(2,339)	$(53,100)	$625		$(54,814)
(a)	The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.

The Company expects all of the existing gains and losses related to foreign currency hedge derivatives reported in Accumulated other comprehensive loss as of September 30, 2020 to be reclassified into earnings during the next twelve months. See Note 13 for additional information about derivative financial instruments and the effects from reclassification to net income.

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

The following is a reconciliation of the changes in accrued warranty costs:

	Nine Months Ended
	September 30,
	2020	2019
Balance at beginning of the period	$4,596	$4,514
Warranty claims paid	(1,777)	(355)
Warranty expense for products shipped during the period	1,042	1,607
Adjustments to warranty estimates from prior periods	(1,194)	(419)
Adjustments due to currency translation	19	(55)
Balance at end of period	$2,686	$5,292

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as the impact of the COVID-19 pandemic on our financial statements, liquidity, and business as well as the global economy, our ability to maintain current production levels, the amount of borrowing availability under the Amended Credit Agreement and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs, our ability to finance sufficient working capital and our ability to execute our strategic plan and Manufacturing Footprint Rationalization restructuring plan. Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof or as of the date specified herein and are based on management’s current expectations and beliefs.  Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, Part II “Item 1A. Risk Factors” in this Report and subsequent reports filed with the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements. In addition, such forward-looking statements do not include the potential impact of any business combinations, acquisitions, divestitures, strategic investments and other significant transactions that may be completed after the date hereof, each of which may present material risks to the Company’s business and financial results.  Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle.  Historically, new vehicle demand has been driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives.  Economic volatility or weakness, as well as geopolitical factors, in North America, Europe or Asia, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition, as we have experienced in 2020 as a result of the COVID-19 pandemic, as described below. While our diversified automotive OEM customer base and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns, including the current impact of the COVID-19 pandemic, and benefit from industry upturns in the ordinary course, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.  In addition, we may be adversely impacted by volatility, weakness or slow growth in markets for hybrid electric vehicles specifically.

Recent Trends

General Economic Conditions

The COVID-19 pandemic has significantly disrupted global economic activity, including the automotive market.  The COVID-19 pandemic began in China around December 2019.  The impact of the outbreak quickly expanded beyond China and its surrounding region and has significantly and adversely impacted the entire global economy and automotive market in 2020.  During the first quarter of 2020, customer plants in North America and Europe were closed beginning in the second half of March due to the pandemic.  This resulted in temporary, partial closures of several of our manufacturing facilities in North America and Europe by the end of March 2020.  Customer plants and our manufacturing facilities in Asia were closed for several weeks in February and operated at reduced volumes in March, resuming production to near full capacity by the end of the first quarter, which continued throughout the second quarter.  However, during the second quarter of 2020, our manufacturing facilities in North America and Europe remained closed until the last week in May due to the pandemic, gradually resuming production to near full capacity in North America, and to about 70% capacity in Europe by the end of June.  During the third quarter of 2020, our customers’ plants were open, and our production volumes were stronger than pre-COVID levels at our manufacturing facilities. The COVID-19 pandemic continues to have a significant impact on global markets in 2020, in the form of supply chain and production disruptions, workforce restrictions, travel restrictions and reduced consumer spending, among other factors, which continues to have significant negative impacts on Gentherm’s financial performance.  This may cause the Company to experience continued disruptions that could adversely impact its operations. The Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines to help ensure the safety and health of all its employees, and it continues to assess and update business continuity plans in the context of this pandemic. The COVID-19 pandemic significantly adversely affected our operations, results of operations, financial condition, cash flows, liquidity and stock price in the first half of 2020. The second half of 2020 is recovering with increased production from the first half of the year. We anticipate that this level of production will continue for the remainder of the year. However, there remains substantial uncertainty regarding the global economic impact of, and the speed and shape of the recovery from, the ongoing COVID-19 pandemic, including for the global automotive industry and the resulting impact on our future operations and financial results.

Light Vehicle Production Levels

According to the forecasting firm IHS Markit (October 2020 release), global light vehicle production was 20.3 million units in the third quarter of 2020, down 3.3% from 21.0 million units in the third quarter of 2019.  According to IHS Markit, actual light vehicle production was 17.6 million in both the third quarter of 2020 and 2019 in the Company’s key markets of North America, Europe, China, Japan and Korea.

The IHS Markit (October 2020 release) forecasted light vehicle production volume for full year 2020 has increased to 73.0 million units, a 5.0% increase from the July 2020 forecast, and down 17.9% from full year 2019 light vehicle production volumes of 88.9 million. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, due to differences in regional product mix at our manufacturing facilities, as well as releases from customers on specific vehicle programs, our future forecasted results do not always directly correlate with the global and/or regional light vehicle production forecasts of IHS Markit or other third-party sources.

Liquidity

In light of the substantial economic and financial impact of the COVID-19 pandemic to date and resulting uncertainties for the remainder of 2020, the Company has taken significant actions to address its liquidity position.  In March 2020, the Company borrowed an additional $169.0 million under its revolving credit facility to increase its cash position and provide additional financial flexibility. During the second and third quarters of 2020, the Company repaid a net amount of $38.7 million of the amounts outstanding under the Amended Credit Agreement. In addition, the Company has been prudently addressing its day-to-day operations, including reducing expenses, inventory levels and capital spending, and had deferred a portion of 2020 base salaries generally for all salaried employees. The Company terminated the salary deferral earlier than planned on September 30, 2020.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $221.5 million remained available as of September 30, 2020 for additional borrowings under the Amended Credit Agreement subject to specified conditions that Gentherm currently satisfies. See “—Liquidity and Capital Resources” below for additional information.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the third quarter of 2020, we secured approximately $80 million of automotive new business awards. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that new business awards are an indicator of future revenue. New business awards are not projections of revenue or future business as of September 30, 2020, the date of this Report or any other date. Customer projections regularly change over time and we do not update our calculation of any new business award after the date initially communicated. Automotive new business awards in the third quarter 2020 also do not reflect, in particular, the impact of the COVID-19 pandemic on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties as described under “Forward-Looking Statements” above.

Divestitures

Divestiture of Cincinnati Sub-Zero industrial chamber business (“CSZ-IC”)

On February 1, 2019, the Company completed the divestiture of CSZ-IC and the former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47.5 million, including $2.5 million of cash proceeds placed into an escrow account as partial security for the Company’s obligations under the sales agreement. The Company recognized a $5.0 million pre-tax gain on the sale of CSZ-IC during the nine months ended September 30, 2019.  Cash proceeds of $2.5 million remain in an escrow account pending resolution of claims.

Divestiture of Gentherm Global Power Technologies (“GPT”)

On October 1, 2019, the Company completed the divesture of GPT for a nominal amount.

Acquisitions

Acquisition of Stihler Electronic GmbH (“Stihler”)

On April 1, 2019, Gentherm acquired Stihler, a leading developer and manufacturer of patient and blood temperature management systems, for a purchase price of $15.5 million, net of cash acquired and including $0.7 million of contingent consideration to be paid upon achievement of a milestone that was completed in September 2020. In addition, the purchase agreement includes a contingent payment of $0.7 million to be paid if the selling shareholder remains employed by Stihler through December 2020, which is being recorded as a component of Selling, general and administrative expenses ratably over the service period. The results of operations of Stihler are reported within the Company’s Industrial segment from the date of acquisition.

Restructuring

Manufacturing Footprint Rationalization

On September 23, 2019, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. Under this plan, the Company will relocate and consolidate certain existing automotive manufacturing and, as a result, reduce the number of plants by two. During the second quarter of 2020, due to circumstances arising from the COVID-19 pandemic, management adjusted the plan to proactively manage its cash position. Adjustments to the plan have resulted in changes to the estimated number of employee separations and total costs to execute the plan. During the three and nine months ended September 30, 2020, the Company recognized expense of $0.1 million and $(1.3) million, respectively, for employee separation costs. Additionally, the Company recognized $0.1 million and $0.6 million, respectively, of accelerated depreciation and other costs during such periods. The net activity is related to a reduction in the estimates of previously recognized employee separation costs.  During the three months ended September 30, 2019, the Company recognized restructuring expense of $5.2 million for employee separation costs, and $1.6 million of accelerated depreciation and fixed asset impairment.   The Company has recorded approximately $6.2 million of restructuring expenses since the inception of this program.

Under the revised restructuring plan, the Company expects to incur total costs of between $16 million and $19 million, of which $13 million and $16 million are expected to be cash expenditures. The total expected costs include employee separation costs of between $6.5 million and $7.5 million, capital expenditures of between $3.5 million and $4.5 million and non-cash expenses for accelerated depreciation and impairment of fixed assets of approximately $3 million. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $3 million and $4 million. The actions under this plan are expected to be substantially completed by the end of 2021. The actual timing, costs and savings of the plan may differ materially from the Company’s current expectations and estimates.

GPT and CSZ-IC Restructuring

During 2019, the Company completed its plan to eliminate non-core areas of investment through the divestitures of CSZ-IC and GPT. Costs directly associated with the divestiture process were classified as Restructuring expense.  During the three and nine months ended September 30, 2019, the Company recognized $0 and $0.3 million of employee separation costs, respectively, and less than $0.1 million and $0.8 million of other related costs, respectively.

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the three and nine months ended September 30, 2020, the Company recognized $0 million and $4.0 million of employee separation costs, respectively, and $0 million and $0.2 million of other related costs, respectively.  During the three and nine months ended September 30, 2019, the Company recognized $1.5 million and $2.7 million of employee separation costs, respectively, and $0.4 million and $0.7 million of other related costs, respectively.  In addition, during the three and nine months ended September 30, 2019, the Company recognized $0 and $0.4 million of asset impairment loss. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead costs. The Company will continue to explore opportunities to improve its future profitability and competitiveness. These actions may result in the recognition of additional restructuring charges that could be material

See Note 4, “Restructuring”, to our consolidated condensed financial statements included in this Report for information about our restructuring activities.

Stock Repurchase Program

In December 2016, the Board of Directors authorized a three-year, $100.0 million stock repurchase program. In June 2018, our Board of Directors authorized an increase in the stock repurchase program to $300.0 million and extended the stock repurchase program until December 2020.  In March 2020, the Company suspended its share repurchase program in order to preserve liquidity.  However, repurchases under the stock repurchase program may resume at management’s discretion and may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations.  During the nine months ended September 30, 2020, we repurchased approximately $9.1 million of shares and have a remaining repurchase authorization of approximately $74.2 million as of September 30, 2020. We suspended our stock repurchase program to preserve liquidity and did not make any repurchases under the stock repurchase program during the second and third quarters of 2020.

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

Consolidated Results of Operations

The results of operations for the three and nine months ended September 30, 2020 and 2019, in thousands, were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Favorable / (Unfavorable)	2020	2019	Favorable / (Unfavorable)
Product revenues	$259,540	$240,056	$19,484	$624,214	$741,303	$(117,089)
Cost of sales	176,935	165,364	(11,571)	448,807	518,590	69,783
Gross margin	82,605	74,692	7,913	175,407	222,713	(47,306)
Operating expenses:
Net research and development expenses	18,070	18,838	768	51,171	56,990	5,819
Selling, general and administrative expenses	25,745	26,861	1,116	73,474	91,683	18,209
Restructuring expenses	284	8,664	8,380	3,452	11,809	8,357
Total operating expenses	44,099	54,363	10,264	128,097	160,482	32,385
Operating income	38,506	20,329	18,177	47,310	62,231	(14,921)
Interest expense, net	(1,259)	(1,148)	(111)	(3,368)	(3,756)	388
Foreign currency (loss) gain	(2,883)	4,083	(6,966)	(5,562)	3,482	(9,044)
Gain on sale of business	—	—	—	—	4,970	(4,970)
Impairment loss	—	(837)	837	—	(21,206)	21,206
Other (expense) income	(615)	231	(846)	2,531	545	1,986
Earnings before income tax	33,749	22,658	11,091	40,911	46,266	(5,355)
Income tax expense	9,603	6,771	(2,832)	15,214	19,214	4,000
Net income	$24,146	$15,887	$8,259	$25,697	$27,052	$(1,355)

Product revenues by product category, in thousands, for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
Climate Control Seats (CCS)	$97,058	$88,133	10.1%	$229,465	$270,924	(15.3)%
Seat Heaters	73,471	71,030	3.4%	171,345	218,578	(21.6)%
Steering Wheel Heaters	22,506	16,621	35.4%	49,721	49,620	0.2%
Automotive Cables	18,917	20,361	(7.1)%	50,890	66,316	(23.3)%
Battery Thermal Management (BTM)	15,956	11,890	34.2%	33,818	31,531	7.3%
Electronics	14,463	11,729	23.3%	38,327	36,035	6.4%
Other Automotive	7,393	8,479	(12.8)%	17,056	27,296	(37.5)%
Subtotal Automotive	249,764	228,243	9.4%	590,622	700,300	(15.7)%
Medical	9,776	8,336	17.3%	33,592	26,404	27.2%
GPT	—	3,477	(100.0)%	—	11,181	(100.0)%
CSZ-IC	—	—	—	—	3,418	(100.0)%
Subtotal Industrial	9,776	11,813	(17.2)%	33,592	41,003	(18.1)%
Total Company	259,540	240,056	8.1%	624,214	741,303	(15.8)%

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Variance Due To:
	2020	2019	Favorable / (Unfavorable)	Volume	FX	Pricing/Other	Total
Product revenues	$259,540	$240,056	$19,484	$22,983	$3,691	$(7,190)	$19,484

Product revenues for the three months ended September 30, 2020 increased 8.1% as compared to the three months ended September 30, 2019.  The increase in product revenues is primarily related to increased volumes in our Automotive segment and favorable foreign currency impacts, primarily related to the Euro.  We were strong in virtually all Automotive segment product lines, including a $8.9 million, $5.9 million and $4.1 million increase in Climate Control Seats, Steering Wheel Heaters and Battery Thermal Management, respectively, primarily due to new program launches and higher take rates, partially offset by a $1.4 million decline in Automotive Cables.  The decrease in product revenues included in Variance Due To Pricing/Other above is primarily attributable to the divestitures of GPT on October 1, 2019 and decreases in customer pricing, offset by increased demand for Stihler blood warmer products, Hemotherm® cardiovascular heater / cooler system and the Blanketrol® solutions.

Below is a summary of our product revenues, in thousands, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,			Variance Due To:
	2020	2019	Favorable / (Unfavorable)	Volume	FX	Pricing/Other	Total
Product revenues	$624,214	$741,303	$(117,089)	$(94,054)	$(1,689)	$(21,346)	$(117,089)

Product revenues for the nine months ended September 30, 2020 decreased 15.8% as compared to the nine months ended September 30, 2019.  The decrease in product revenues is primarily related to reduced volumes in our Automotive segment that resulted substantially from the impact of the COVID-19 pandemic, resulting in a decrease of $47.2 million, $41.5 million and $15.4 million, respectively, in Seat Heaters, Climate Control Seats and Automotive Cables, partially offset by an increase of $2.3 million in both Battery Thermal Management and Electronics.  Product revenues were also negatively impacted by foreign currency, primarily related to the Korean Won and Chinese Renminbi. The decrease in product revenues included in Variance Due To Pricing/Other above is primarily attributable to the divestitures of CSZ-IC and GPT and decreases in customer pricing, partially offset by the acquisition of Stihler on April 1, 2019 and growth in Medical primarily due to increased demand for our Blanketrol® solutions, UV Treo and the Hemotherm® cardiovascular heater / cooler system.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Variance Due To:
	2020	2019	Favorable / (Unfavorable)	Volume	Operational Performance	FX	Other	Total
Cost of sales	$176,935	$165,364	$(11,571)	$(15,570)	$4,848	$(527)	$(322)	$(11,571)
Gross margin	82,605	74,692	7,913	$7,413	$4,848	$3,164	$(7,512)	$7,913
Gross margin - Percentage of product revenues	31.8%	31.1%

Cost of sales for the three months ended September 30, 2020 increased 7.0% as compared to the three months ended September 30, 2019.  The increase in cost of sales is primarily related to increased volumes our Automotive segment and unfavorable foreign currency impacts primarily attributable to the Euro.  The Operational Performance impact is primarily attributable to an increase in manufacturing productivity, fixed cost leverage from higher volumes and a decrease in material costs, partially offset by increased freight. The increase in cost of sales included in Variance Due to Other above is due to the following items:

•	$2.5 million of decrease attributable to the divested business of GPT;
•	$1.6 million of increase due to wage inflation; and
•	$0.7 million of increase attributable to Medical.

Below is a summary of our cost of sales and gross margin, in thousands, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,			Variance Due To:
	2020	2019	Favorable / (Unfavorable)	Volume	Operational Performance	FX	Other	Total
Cost of sales	$448,807	$518,590	$69,783	$46,309	$8,122	$3,867	$11,485	$69,783
Gross margin	175,407	222,713	(47,306)	$(47,745)	$8,122	$2,178	$(9,861)	$(47,306)
Gross margin - Percentage of product revenues	28.1%	30.0%

Cost of sales for the nine months ended September 30, 2020 decreased 13.5% as compared to the nine months ended September 30, 2019.  The decrease in cost of sales is primarily related to the adverse impact of the COVID-19 pandemic for our Automotive segment volumes. Favorable foreign currency impacts are primarily attributable to the Mexican peso and Ukraine hryvnia.  The Operational Performance improvements are primarily attributable to decreased material costs and increased manufacturing productivity in our Automotive segment. The decrease in cost of sales included in Variance Due to Other above is primarily due to the following items:

•	$10.2 million of decrease attributable to divested businesses (CSZ-IC and GPT);
•

$2.6 million of decrease attributable to lower factory costs in North America and Europe during the second quarter of 2020 related to the temporary closure of our manufacturing facilities due to the COVID-19 pandemic; and

•	$3.5 million of increase attributable to Medical, including the impact of the acquisition of Stihler on April 1, 2019.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Research and development expenses	$20,451	$22,021	$1,570
Reimbursed research and development expenses	(2,381)	(3,183)	(802)
Net research and development expenses	$18,070	$18,838	$768
Percentage of product revenues	7.0%	7.8%

Net research and development expenses for the three months ended September 30, 2020 decreased 4.1% as compared to the three months ended September 30, 2019.  The decrease in net research and development expenses is primarily related to reduced project-related spending and cost reduction initiatives, partially offset by incentive compensation adjustments and lower reimbursements for costs to design, develop and purchase tooling pursuant to customer contracts and government-funded programs.

Below is a summary of our net research and development expenses, in thousands, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Research and development expenses	$60,365	$68,969	$8,604
Reimbursed research and development expenses	(9,194)	(11,979)	(2,785)
Net research and development expenses	$51,171	$56,990	$5,819
Percentage of product revenues	8.2%	7.7%

Net research and development expenses for the nine months ended September 30, 2020 decreased 10.2% as compared to the nine months ended September 30, 2019.  The decrease in net research and development expenses is primarily related to reduced project-related spending due to cost reduction initiatives, partially offset by incentive compensation adjustments and lower reimbursements for costs to design, develop and purchase tooling pursuant to customer contracts.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Selling, general and administrative expenses	$25,745	$26,861	$1,116
Percentage of product revenues	9.9%	11.2%

Selling, general and administrative expenses for the three months ended September 30, 2020 decreased 4.2% as compared to the three months ended September 30, 2019.  The decrease in selling, general and administrative expenses is primarily related to the impacts of the divestiture of GPT, as well as the impact of cost reduction initiatives and a reduction in travel expenses, partially offset by incentive compensation adjustments.

Below is a summary of our selling, general and administrative expenses, in thousands, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Selling, general and administrative expenses	$73,474	$91,683	$18,209
Percentage of product revenues	11.8%	12.4%

Selling, general and administrative expenses for the nine months ended September 30, 2020 decreased 19.9% as compared to the nine months ended September 30, 2019.  The decrease in selling, general and administrative expenses is primarily related to the impacts of divested businesses (CSZ-IC and GPT), the absence of CFO transition costs in 2020, as well as the impact of cost reduction initiatives and a reduction in travel expenses, partially offset by incentive compensation adjustments.

Restructuring Expenses

Below is a summary of our restructuring expenses, in thousands, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Restructuring expenses	$284	$8,664	$8,380

Restructuring expenses primarily relate to the Manufacturing Footprint Rationalization restructuring program and other discrete restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead expenses.

During the three months ended September 30, 2020, the Company recognized expenses of $0.2 million for employee separation costs and $0.1 million of accelerated depreciation and other costs. During the three months ended September 30, 2019, the Company recognized expenses of $6.7 million for employee separation costs, $1.6 million of accelerated depreciation and asset impairment charges and $0.3 million of other related costs.

Below is a summary of our restructuring expenses, in thousands, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Restructuring expenses	$3,452	$11,809	$8,357

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

During the nine months ended September 30, 2020, the Company recognized expenses of $2.7 million for employee separation costs, $0.6 million of accelerated depreciation and $0.2 million of other related costs. During the nine months ended September 30, 2020, employee separation costs were offset by a reduction in the second quarter of 2020 in the estimates of previously recognized employee separation costs for the Manufacturing Footprint Rationalization restructuring program.   During the nine months ended September 30, 2019, the Company recognized expenses of $8.2 million for employee separation costs, $2.0 million of accelerated depreciation and asset impairment charges and $1.6 million of other related costs.

See Note 4, “Restructuring” of the consolidated condensed financial statements included in this Report for additional information.

Interest Expense

Below is a summary of our interest expense, in thousands, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Interest expense, net	$(1,259)	$(1,148)	$(111)

Below is a summary of our interest expense, in thousands, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Interest expense, net	$(3,368)	$(3,756)	$388

See Note 11, “Debt” of the consolidated condensed financial statements included in this Report for additional information.

Foreign Currency (Loss) Gain

Below is a summary of our foreign currency (loss) gain, in thousands, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Foreign currency (loss) gain	$(2,883)	$4,083	$(6,966)

Foreign currency loss for the three months ended September 30, 2020 included net realized foreign currency gain of $1.2 million and net unrealized foreign currency loss of $4.1 million.

Foreign currency gain for the three months ended September 30, 2019 included net realized foreign currency gain of $0.5 million and net unrealized foreign currency gain of $3.6 million.

Below is a summary of our foreign currency (loss) gain, in thousands, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Foreign currency (loss) gain	$(5,562)	$3,482	$(9,044)

Foreign currency loss for the nine months ended September 30, 2020 included net realized foreign currency gain of $0.9 million and net unrealized foreign currency loss of $6.5 million.

Foreign currency gain for the nine months ended September 30, 2019 included net realized foreign currency loss of $1.0 million and net unrealized foreign currency gain of $4.5 million.

Gain on Sale of Business

Below is a summary of our gain on sale of business, in thousands, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Gain on sale of business	$—	$4,970	$(4,970)

On February 1, 2019, as part of the Company’s initiative to eliminate investments in non-core businesses, we completed the sale of CSZ-IC to Weiss Technik North America, Inc. The Company recognized a pre-tax gain of $5.0 million on the sale of CSZ-IC during the nine months ended September 30, 2019. The Company did not recognize a gain on sale of business in the nine months ended September 30, 2020.

Impairment Loss

Below is a summary of our impairment loss, in thousands, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Impairment loss	$—	$(837)	$837

During the three months ended September 30, 2019, the Company recorded an impairment loss of $0.9 million associated with the divestiture of GPT. See Note 3, “Acquisitions and Divestitures” of the consolidated condensed financial statements included in this Report for additional information.

Below is a summary of our impairment loss, in thousands, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Impairment loss	$—	$(21,206)	$21,206

During the nine months ended September 30, 2019, the Company recorded an impairment loss of $21.2 million associated with the divestiture of GPT. See Note 3, “Acquisitions and Divestitures” of the consolidated condensed financial statements included in this Report for additional information.

Other (Loss) Income

Below is a summary of our other (loss) income, in thousands, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Other (loss) income	$(615)	$231	$(846)

For the three months ended September 30, 2020, Other loss was $0.6 million of miscellaneous expenses, including estimated amounts recognized for indemnification claims related to a divested business. For the three months ended September 30, 2019, Other income was $0.2 million of miscellaneous income.

Below is a summary of our other income, in thousands, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Other income	$2,531	$545	$1,986

The increase in other income is primarily due to the gain on sale of certain patents from a non-core business in June 2020. See Note 10, “Goodwill and Other Intangibles” of the consolidated condensed financial statements included in this Report for additional information.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Income tax expense	$9,603	$6,771	$(2,832)

Income tax expense was $9.6 million for the three months ended September 30, 2020, on earnings before income tax of $33.7 million, representing an effective tax rate of 28.5%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the international provisions of the U.S. tax law, such as global intangible low-tax income (“GILTI”), partly offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Income tax expense was $6.8 million for the three months ended September 30, 2019, on earnings before income tax of $22.7 million, representing an effective tax rate of 29.9%. The pre-tax earnings amount included the non-deductible impairment loss of $0.8 million. Adjusted for the impairment loss, the effective tax rate was 28.8% for the three months ended September 30, 2019. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the international provisions of the U.S. tax law, such as GILTI, partly offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Below is a summary of our income tax expense, in thousands, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Favorable / (Unfavorable)
Income tax expense	$15,214	$19,214	$4,000

Income tax expense was $15.2 million for the nine months ended September 30, 2020, on earnings before income tax of $40.9 million, representing an effective tax rate of 37.2%. The tax amount included the effect of the settlement and closure of multi-year international tax audits of $3.4 million. Adjusted for the audit impacts, the effective tax rate was 29.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the international provisions of the U.S. tax law, such as GILTI, partly offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Income tax expense was $19.2 million for the nine months ended September 30, 2019, on earnings before income tax of $46.3 million, representing an effective tax rate of 41.5%. The pre-tax earnings amount included the non-deductible impairment loss of $21.2 million. Adjusted for the impairment loss, the effective tax rate was 28.5% for the nine months ended September 30, 2019. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the international provisions of the U.S. tax law, such as GILTI, partly offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Changes in U.S. federal or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and shareholders’ equity. The CARES Act enacted in March 2020, together with earlier issued U.S. Internal Revenue Service guidance, provides for deferral of certain taxes. As permitted by the CARES Act, the Company deferred the payment of payroll taxes each quarter for the remainder of 2020 to be paid in the fourth quarters of 2021 and 2022.

Liquidity and Capital Resources

Cash and Cash Flows

The Company historically has funded its liquidity needs primarily through cash flows from operating activities and borrowings under its Amended Credit Agreement, as well as equity and other debt financings.  Prior to the COVID-19 pandemic, we were focused on a capital allocation strategy within our strategic plan that included a targeted debt-to-earnings leverage ratio and using a portion of our cash flow for Common Stock repurchases.  As of September 30, 2020, $74.2 million of availability remained under the stock repurchase program.

In light of the significant economic uncertainty and financial impact of the COVID-19 pandemic, the Company has taken significant actions to address its liquidity.  First, the Company has been prudently addressing its day-to-day operations, including reducing expenses, inventory levels and capital spending.  In addition, effective May 1, 2020, the Company implemented base salary deferrals until December 31, 2020, including a 30-40% deferral at the Executive level and a 20% deferral for other salaried employees, to control expenses and conserve cash, which deferral the Company terminated earlier than planned on September 30, 2020.  For U.S. employees, the accumulated deferred base salary will generally be paid on or before March 15, 2021 notwithstanding any termination of employment for any reason prior to payment.  The Company also revised its non-employee director compensation program for directors elected at the 2020 annual meeting of shareholders, with all compensation being paid in restricted stock for one year. Further, the Company suspended its stock repurchase program in the first quarter of 2020 to preserve liquidity and did not make any repurchases under the stock repurchase program during the second and third quarters of 2020.

Also, in March 2020, the Company increased its borrowings under the Amended Credit Agreement by $169.5 million as a safeguard to increase its cash position and provide additional financial flexibility. The proceeds have been and will continue to be used for working capital and for other general corporate purposes permitted by the Amended Credit Agreement. During the second and third quarters of 2020, the Company repaid a net amount of $38.7 million of the amounts outstanding under the Amended Credit Agreement. As of September 30, 2020, inclusive of the net new borrowings, $188.1 million was outstanding under the Amended Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $221.5 million remained available as of September 30, 2020 for additional borrowings under the Amended Credit Agreement subject to specified conditions that Gentherm currently satisfies.  Subject to any amendment or waiver of the Consolidated Leverage Ratio from the lenders, the Company’s borrowing availability for the next twelve months could continue to be less than the full amount of capacity available under the U.S. Revolving Note due to the impact of the COVID-19 pandemic and related economic and industry conditions.

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

Based on the Company’s current operating plan and the foregoing actions, management believes cash and cash equivalents at September 30, 2020, together with cash flows from operating activities, and borrowing available under our Amended Credit Agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months.  However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we may need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt offerings.

A continued worldwide disruption, including from additional waves of pandemic outbreaks, from the COVID-19 pandemic, and actions that lending institutions, our customers, consumers and governmental authorities may take in response, could materially affect our future access to sources of liquidity, and there can be no assurance that such capital will be available at all or on reasonable terms.  Further, the extent to which the COVID-19 pandemic adversely affects our future financial performance and thus our cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience significant adverse impacts on our business, financial performance, financial condition, cash flows, liquidity and stock price for a lengthy period of time as a result of its global economic impact.

The following table represents our cash, cash equivalents and restricted cash, in thousands:

	Nine Months Ended September 30,
	2020	2019
Cash, cash equivalents and restricted cash at beginning of period	$52,948	$39,620
Cash provided by operating activities	73,301	83,992
Cash (used in) provided by investing activities	(13,686)	14,474
Cash provided by (used in) financing activities	109,812	(86,231)
Foreign currency effect on cash and cash equivalents	6,664	(4,151)
Cash, cash equivalents and restricted cash at end of period	$229,039	$47,704

Cash Flows From Operating Activities

We manage our cash, cash equivalents and restricted cash in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities and for financial flexibility. The following table compares the cash flows from operating activities during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, in thousands:

	Nine Months Ended September 30,
	2020	2019	Change
Operating Activities:
Net income	$25,697	$27,052	$(1,355)
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,777	33,281	(2,504)
Deferred income taxes	3,583	5,072	(1,489)
Non-cash stock based compensation	6,569	5,268	1,301
Defined benefit pension plan income	(433)	(754)	321
Loss on sale of property and equipment	562	319	243
Operating lease expense	5,156	4,477	679
Gain on sale of patents	(1,978)	—	(1,978)
Impairment loss	—	21,206	(21,206)
Gain on sale of business	—	(4,970)	4,970
Other	—	189	(189)
Net income before non-cash adjustments	69,933	91,140	(21,207)
Changes in operating assets and liabilities:
Accounts receivable, net	(33,250)	(5,961)	(27,289)
Inventory	4,645	(5,512)	10,157
Other assets	(4,655)	9,594	(14,249)
Accounts payable	24,272	(3,097)	27,369
Other liabilities	12,356	(2,172)	14,528
Net cash provided by operating activities	$73,301	$83,992	$(10,691)

The following table highlights significant differences between the operating cash flows for the nine months ended September 30, 2020 and 2019, in thousands:

Net cash provided by operating activities for the nine months ended September 30, 2019	$83,992
Lower net income before changes in operating assets and liabilities	(21,207)
Changes in working capital, net	11,189
Changes in other assets and liabilities	(673)
Net cash provided by operating activities for the nine months ended September 30, 2020	$73,301

The following table illustrates changes in working capital during the nine months ended September 30, 2020, in thousands:

Working capital at December 31, 2019	$217,159
Increase in cash, cash equivalents and restricted cash	173,337
Increase in accounts receivable	31,690
Decrease in inventory	(4,514)
Decrease in tax receivables, net	(11,968)
Increase in other assets	5,661
Increase in accounts payable	(25,225)
Increase in accrued expenses and other liabilities	(5,720)
Foreign currency effect on working capital	3,891
Working capital at September 30, 2020	$384,311

The following table highlights significant transactions that contributed to the increase in cash, cash equivalents and restricted cash during the nine months ended September 30, 2020, in thousands:

Net cash provided by operating activities	$73,301
Borrowing of debt	201,193
Repayments of debt	(87,688)
Cash paid for the repurchase of Common Stock	(9,092)
Purchases of property and equipment	(11,613)
Proceeds from the exercise of Common Stock options	6,828
Other items	3,162
Increase in cash, cash equivalents and restricted cash	$176,091

Cash Flows From Investing Activities

Cash used in investing activities was $13.7 million during the nine months ended September 30, 2020, primarily reflecting purchases of property and equipment of $11.6 million and the acquisition of intangible assets of $3.1 million.

Cash Flows From Financing Activities

Cash provided by financing activities was $109.8 million during the nine months ended September 30, 2020, reflecting additional borrowings on the U.S. Revolving Note totaling $201.2 million partially offset by payments of principal on the U.S. Revolving Note totaling $87.7 million in aggregate.  Borrowings under the Amended Credit Agreement mature on June 27, 2024.  See Note 11, “Debt” of the consolidated condensed financial statements included in this Report for additional information. Cash was also paid during the nine months ended September 30, 2020 for the repurchase of Common Stock totaling $9.1 million and for cancellations of restricted stock awards totaling $0.8 million, partially offset by proceeds from the exercise of Common Stock options totaling $6.8 million.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no significant changes in our critical accounting policies or critical accounting estimates during 2020.  We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “New Accounting Pronouncements” in the consolidated condensed financial statements included in this Report.

Off-Balance Sheet Arrangements

At September 30, 2020, we do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is fifteen months. We had foreign currency derivative contracts with a notional value of $20.8 million and $14.4 million outstanding at September 30, 2020 and December 31, 2019, respectively.

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

Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of September 30, 2020 is set forth in Note 13, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

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

	Expected Maturity Date
	2020	2021	2022	2023	2024	2025	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate (€EUR)	$—	$—	$—	$—	$14,061	$—	$14,061	$14,061
Variable interest rate as of September 30, 2020					1.75%		1.75%
Variable rate ($USD)	$—	$—	$—	$—	$174,000	$—	$174,000	$174,000
Variable interest rate as of September 30, 2020					1.90%		1.90%
Fixed rate ($USD)	$1,250	$2,500	$2,500	$1,250	$—	$—	$7,500	$7,767
Fixed interest rate	5.21%	5.21%	5.21%	5.21%			5.21%

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2020	2021	Total	Fair Value
USD Functional Currency
Forward Exchange Agreements:
(Receive $MXN / Pay $USD)
Total contract amount	$7,453	$13,299	$20,752	$(821)
Average contract rate	20.13	22.56	21.68
ITEM 4.	CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2020.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ending September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended September 30, 2020.

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

The COVID-19 pandemic has significantly and adversely impacted the global economy and financial markets, with global legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors. Our business, results of operations, financial condition, cash flows, liquidity and stock price were significantly adversely affected by the COVID-19 pandemic in 2020, especially beginning in March.  The COVID-19 pandemic continues to have a significant impact on global markets, in the form of supply chain and production disruptions, workforce restrictions, travel restrictions and reduced consumer spending, among other factors, which continues to have significant adverse impacts on Gentherm’s financial performance and operations.  The full extent to which the COVID-19 pandemic will impact our business, results of operations, financial condition, cash flows, liquidity and stock price remains uncertain and cannot be predicted with confidence.  In particular, if COVID-19 continues to spread or re-emerges, resulting in an extended period of travel, commercial, social and other similar restrictions or shut-downs, we could experience prolonged and significant adverse impacts to our business, results of operations, financial condition, cash flows, liquidity and stock price.

The COVID-19 pandemic and measures taken to contain it have subjected, and continue to subject, our business, results of operations, financial condition, cash flows, liquidity and stock price to a number of material risks and uncertainties, including, but not limited to:

▪

Risks Related to our Liquidity. In March 2020, we borrowed $169.5 million as a safeguard to provide additional financial flexibility.  During the second and third quarters of 2020, we repaid a net amount of $38.7 million of the amounts outstanding under the Amended Credit Agreement.  As of September 30, 2020, our consolidated indebtedness was $195.6 million. Our increased indebtedness has and will continue to result in, among other things, increased interest expense and increased vulnerability to future adverse economic and industry conditions. Future borrowing availability under our Amended Credit Agreement is subject to our compliance with financial covenants thereunder (including the Consolidated Leverage Ratio based on consolidated EBITDA for the applicable trailing 12-month period). Based upon consolidated EBITDA for the twelve months ended September 30, 2020, $221.5 million remains available for additional borrowings under the Amended Credit Agreement subject to specified conditions that Gentherm currently satisfies. Subject to any amendment or waiver of the Consolidated Leverage Ratio from the lenders, the Company’s borrowing availability for the next twelve months could continue to be less than the full amount of capacity available under the U.S. Revolving Note due to the impact of the COVID-19 pandemic and related economic and industry conditions.  Failure to satisfy certain covenants in the Amended Credit Agreement would result in an event of default, following which our lenders could declare all amounts outstanding to be immediately due and payable and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt on acceptable terms or at all. Further, under the Amended Credit Agreement, the lenders would have the right to foreclose on certain of our assets, which could have a significant adverse effect on our business, results of operations, financial condition, cash flows, liquidity and stock price.  We may finance additional liquidity needs in the future through one or more equity or debt offerings. The current disruption of the global financial markets could reduce our ability to access additional capital on acceptable terms or at all, which would negatively affect our liquidity and may adversely impact our operations and results of operations.

▪

Risks Related to the Automotive Industry.  The automotive industry is our primary market.  The COVID-19 pandemic has significantly disrupted, and is expected to continue to significantly disrupt, the global automotive industry and customer sales, production volumes and purchases of light vehicles by end consumers. Further, the spread of COVID-19 has created a significant disruption in the manufacturing, delivery and overall supply chain of automobile manufacturers and suppliers.  The COVID-19 pandemic resulted in a temporary shutdown of substantially all of the major OEMs in our markets at various times in the first half of 2020. This has significantly reduced our year-to-date sales volumes and revenue as compared to our budget, and future sales volumes and revenue remain highly uncertain. In July 2020, IHS Markit forecasted light vehicle production volume for full-year 2020 of 69.5 million units, a decline of 21.8% from full-year 2019. The October 2020 IHS forecasted light vehicle production volume for full year 2020 has increased to 73.0 million units, a 5.0% increase from the July 2020 forecast.  The third quarter of 2020 partially recovered with increased production compared to the first half of the year. We are optimistic that this level of production will continue for the remainder of the year. However, there remains substantial uncertainty regarding the global economic impact of, and the speed and shape of the recovery from, the ongoing COVID-19 pandemic, including for the global automotive industry and the resulting impact on our future operations and financial results.  Any prolonged reduction in actual revenues and anticipated reduction in projected revenues may require us to evaluate our intangible assets or goodwill for impairment and incur impairment charges.

▪

Risks Related to our Supply Chain and our Manufacturing Operations. The COVID-19 pandemic adversely impacted in the first half of 2020 and to a lesser extent in the third quarter 2020, and may continue to adversely impact, our ability to manufacture products and obtain materials from our supply chain. We and our suppliers experienced facility closures, work stoppages, travel restrictions, implementation of precautionary health and safety measures and other restrictions. We also experienced extended work stoppages in Asia, and subsequent suspension of vehicle production by our OEM customers in North America and Europe, as the pandemic spread to those regions and governmental authorities initiated “lock-down” orders for all non-essential activities. Due to the COVID-19 pandemic, a significant portion of our employees are now working from home, which may harm our ability to manage our business and increase operational risk, including increased cyber security attacks and reduced ability to implement security measures. Our manufacturing operations resumed production under enhanced public health procedures, including temperature screening of employees before entry into facilities, deep cleaning of facilities after each shift, and the provision of personal protective equipment. Further, companies in our global supply chain are subject to distinct legislative and regulatory requirements and limitations. Certain companies in our supply chain have had significant employee layoffs or furloughs and have significant financial distress, and some may determine to cease operations or restructure their business. Our suppliers may not be able to manufacture the materials and products we require according to our schedule and specifications, and we may need to seek alternate suppliers, which may be more expensive or may result in delays.  We may experience increased employee turnover due to our employees not wanting to or being able to return to work due to health, safety, family or otherwise. As a result, we and our supply chain may operate significantly below capacity for an uncertain period of time, each of which could significantly adversely affect our business, results of operations, financial condition, cash flows, liquidity and stock price.

▪

Risks Related to our Customers. COVID-19 has had, and we expect will continue to have, a significant adverse impact on the growth, viability and financial stability of our customers, including the OEMs and Tier 1 automotive suppliers to which our products are supplied.  In addition to many of the risks noted above that apply to our customers regarding the automotive industry generally and our supply chain, we have experienced, and we expect to continue to experience, a delay in our collection of accounts receivable balances from our customers, which may be significant and would be at risk in the event of their bankruptcy or other restructuring.

▪

Risks Related to our Growth Prospects. Our ability to execute our business strategy through the pursuit of business ventures, acquisitions, and strategic alliances or dispositions has been, and will likely continue to be, significantly adversely impacted by COVID-19 and global economic conditions.  While we continue to believe in our long-term growth strategy and prospects, we have limited, and may continue to limit, certain growth opportunities in the near term to conserve cash and working capital.  We also believe that new business awards will be subject to increased risk of future change as we look to convert awards into revenue. Further, a sustained decline in automotive production may delay or reduce our returns on research and development investments, which could significantly adversely affect our business, results of operations, financial condition, cash flows, liquidity and stock price.

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

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the United States as a result of such changes, could adversely affect our business. Changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on U.S. imports, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business could negatively impact our financial performance. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes. A replacement trade deal for NAFTA was negotiated with Mexico and Canada, known as the United States-Mexico-Canada Agreement ("USMCA"), which entered into force on July 1, 2020.

As a result of recent policy changes, there may be greater restrictions and economic disincentives on international trade. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries. Like many other multinational corporations, we do a significant amount of business that could be impacted by changes to U.S. and international trade policies (including governmental action related to tariffs, sanctions and trade agreements). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Third Quarter 2020

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2020 to July 31, 2020	—	$—	—	74,225,938
August 1, 2020 to August 31, 2020	—	$—	—	74,225,938
September 1, 2020 to September 30, 2020	—	$—	—	74,225,938

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

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
10.1*	Gentherm Incorporated Second Half 2020 Senior Level Performance Bonus Plan		8-K		10.1	10/6/20
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	X

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

Date: October 30, 2020

/s/ MATTEO ANVERSA
Matteo Anversa
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 30, 2020