Form 10-K
period 2020-12-31
GENTHERM Inc
filed 2021-03-01
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such Common Stock on The Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, was $1,264,214,873. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of February 26, 2021, there were 32,944,198 issued and outstanding shares of Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2021 annual meeting of shareholders are incorporated by reference into Part III of this Report to the extent described herein.

GENTHERM INCORPORATED

PART I

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as the impact of the COVID-19 pandemic on our financial statements, liquidity, and business as well as the global economy, our ability to maintain and grow current production levels, the amount of borrowing availability under the Amended Credit Agreement and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs, our ability to finance sufficient working capital, and our ability to execute our strategic plan and Manufacturing Footprint Rationalization restructuring plan (defined below).  Reference is made in particular to forward-looking statements included in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.

The forward-looking statements included in this Report are made as of the date hereof or as of the date specified and are based on management’s reasonable expectations and beliefs.  Such statements are subject to a number of important assumptions, risks, uncertainties and other factors that may cause the Company’s actual results or performance to differ materially from that described in or indicated by the forward-looking statements, including:

▪

the COVID-19 pandemic and its direct and indirect adverse impacts on the automobile and medical industries and global economy, which had, and are likely to continue to have, an adverse effect on, among other things, the Company’s results of operations, financial condition, cash flows, liquidity, business operations and stock price;

▪

borrowing availability under the Company’s revolving credit facility, which was substantially less than the full amount of revolving credit facility in 2020 based on the deterioration of the Company’s financial performance during 2020 (including consolidated EBITDA) due to the COVID-19 pandemic;

▪	the Company’s failure to be in compliance with covenants under its debt agreements, which could result in the amounts outstanding thereunder being accelerated and becoming immediately due and payable;
▪	the Company’s ability to obtain additional financing by accessing the capital markets, which may not be available on acceptable terms or at all;
▪	the macroeconomic environment, including its impact on the automotive industry, which is cyclical;
▪	any significant declines in automobile production;
▪	market acceptance of the Company’s existing or new products, and new or improved competing products developed by competitors with greater resources;
▪	shifting customer preferences, including due to the evolving use of automobiles and technology;
▪	the Company’s ability to project future sales volumes, based on which the Company manages its business;
▪	reductions in new business awards, which were limited, and may continue to be limited, due to COVID-19 and related uncertainties;
▪	the Company’s ability to convert new business awards into product revenues;
▪	the loss or insolvency of any of the Company’s key customers;
▪

the loss of any key suppliers, or any material delays in the supply chain of the Company or the OEMs and Tier 1s supplied by the Company, including resulting from a shortage of key components (such as semiconductors);

▪	the impact of price downs in the ordinary course, or additional increased pricing pressures from the Company’s customers;
▪	the feasibility of Company’s development of new products on a timely, cost effective basis, or at all;
▪	security breaches and other disruptions to the Company’s IT systems;
▪	work stoppages impacting the Company, its suppliers or customers;
▪	changes in free trade agreements or the implementation of additional tariffs, and the Company’s ability to pass-through tariff costs;
▪	unfavorable changes to currency exchange rates;
▪	the Company’s ability to protect its intellectual property in certain jurisdictions;
▪	the Company’s ability to effectively implement ongoing restructuring and other cost-savings measures or realize the full amount of estimated savings;

▪	compliance with, and increased costs related to, domestic and international regulations; and
▪

other risks, uncertainties, and other factors set forth in “Item 1A. Risk Factors” and elsewhere in this Report, and subsequent reports filed with or furnished to the Securities and Exchange Commission.

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

Overview

Gentherm Incorporated is a global developer and marketer of innovative thermal management technologies for a broad range of heating and cooling and temperature control applications. Our products provide solutions for automotive passenger climate comfort and convenience, battery thermal management and cell connecting systems, as well as patient temperature management within the health care industry. Our automotive products can be found on the vehicles of nearly all major automotive manufacturers operating in North America and Europe, and several major automotive manufacturers in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. The Company is also developing a number of new technologies and products that are expected to help enable improvements to existing products and to create new product applications for existing and new markets.

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

COVID-19 Impact on our Business

The COVID-19 pandemic has significantly disrupted global economic activity, including within the automotive market and our business. Our sales are driven by the number of light vehicles produced by OEMs and our content per vehicle. The COVID-19 pandemic has significantly disrupted, and is expected to continue to significantly disrupt, the global automotive industry and customer sales, production volumes and purchases of light vehicles by end consumers. Per IHS Markit (February 2021 release), global light vehicle production volume was down 14.4% in 2020 from 2019 in the Company’s key markets of North America, Europe, China, Japan and Korea. In the first half of 2020, we were adversely affected by temporary manufacturing closures and customer plant closures, supply chain and production disruptions, workforce restrictions and travel restrictions, among other factors. While the operations of the Company, our customers and our supply chain improved in the second half of the year, the pandemic continued to adversely impact various aspects of our operations during such period.

Our business is subject to continuing and uncertain risks depending on the progression of the pandemic and the recovery of the global economy. In addition to challenges faced in 2020, recent pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts and manufacturing delays. Similarly, increased demand for personal electronics has created a shortfall of semiconductors, and it is yet unknown how we may be impacted. Our suppliers have experienced plant closures and production delays, and may continue to experience delays in manufacturing the materials and products we require according to our schedule and specifications. Certain companies in our supply chain have had significant employee layoffs or furloughs and have significant financial distress, and some may determine to cease operations or restructure their business. As a result, we and our supply chain may operate significantly below capacity for an uncertain period of time. Further, COVID-19 has had, and we expect will continue to have, a significant adverse impact on the growth, viability and financial stability of our customers, including the OEMs and Tier 1 automotive suppliers to which our products are supplied.

The Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines to help ensure the safety and health of its employees. Due to the COVID-19 pandemic, a significant portion of our non-production employees are now working from home. We continue to assess and update business continuity plans in the context of this pandemic.

The COVID-19 pandemic continues to have a significant impact on global automotive markets in 2021, in the form of supply chain and production disruptions, workforce restrictions, travel restrictions and reduced consumer spending, among other factors.  There remains substantial uncertainty regarding the global economic impact of, and the speed and shape of the recovery from, the ongoing COVID-19 pandemic, including for the global automotive industry and the resulting impact on our future operations and financial results.  See further discussion of the risks relating to the COVID-19 pandemic and related risks in Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Medical.

Automotive

The Automotive reporting segment is comprised of the results from our global automotive businesses. Operating results from our climate comfort systems, automotive cable systems, battery performance solutions, automotive electronic and software systems and our advanced research and development organization are all reported in the Automotive segment because of their complementary focus on automotive content, passenger thermal comfort and convenience.  In 2020, we added our advanced research and development organization to this reporting segment.

Climate comfort systems include seat heaters, blowers and thermoelectric devices for variable temperature Climate Control Seats (“CCS”) and steering wheel heaters designed to provide individualized thermal comfort to automobile passengers, and integrated electronic components, such as electronic control units that utilize our proprietary electronics technology and software. Other climate comfort systems include neck conditioners and climate control system products for door panels, armrests, cupholders and storage bins.

Battery performance solutions (formerly battery thermal management) consist of cell connecting devices used for various types of automotive batteries and thermal management products for heating and cooling 12V, 48V and high voltage batteries and battery modules.

Automotive electronic and software systems include electronic control units for climate comfort systems, electronic control units for memory seat modules and other devices.

Medical

In 2018 and 2019, our Industrial reporting segment represented the combined results from our patient temperature management systems business (“Medical”), remote power generation systems business, Gentherm Global Power Technologies (“GPT”) (through its divestiture on October 1, 2019), environmental test equipment business, Cincinnati Sub Zero industrial chamber business (“CSZ-IC”) (through its divestiture on February 1, 2019) and non-automotive expenses from our advanced research and development division (through December 31, 2019). The operating results from these businesses and division previously were presented together as one reporting segment because of their historical joint concentration on identifying new markets and product applications based on thermal management technologies.

In 2020, the Industrial reporting segment was renamed the Medical reporting segment to reflect the patient temperature management business as the focus and strategic direction of this segment. Also, during 2020, the advanced research and development costs not associated with the Medical segment were moved to the Automotive segment, as this organization primarily supports the Automotive related research and development activities following the divestitures of GPT and CSZ-IC.

Business Strategy

Globally we develop, manufacture, and deliver advanced thermal solutions for automotive and patient thermal management markets that make meaningful differences in everyday life around the world by improving health, wellness, comfort and energy efficiency.

To achieve our goals and capitalize on opportunities within the automotive and patient thermal management markets, we launched in mid-2018 and continue to implement four primary strategies:

Focus Growth

The focused growth strategy includes four key goals:

▪

Accelerate growth in our core automotive climate and comfort businesses by leveraging human thermophysiology and smart control algorithms to increase personalized passenger comfort and improve energy efficiency;

▪	Introduce an innovative microclimate solution, ClimateSenseTM, which offers personalized thermal comfort in one intelligent and integrated system;
▪	Drive battery performance solutions with increased focus on active battery heating and cooling, passive battery cooling, battery heaters, and cell connecting board solutions; and
▪	Expand patient thermal management solutions that leverage our expertise in thermophysiology and drive synergies from our automotive climate and comfort businesses.

These areas of the focused growth strategy are underpinned and enabled by our electronic and software systems business.

Extend Technology Leadership

We continue to expand our technology leadership with focused investments in key core technologies and competencies, including thermophysiology, software and electronics, simulation, thermal engines and integration.

Expand Gross Margin and Return on Invested Capital

We are strengthening our operational discipline and execution to expand gross margin and return on invested capital. This strategy centers around building a culture of performance that includes a focus on high-return growth opportunities.  It also included the divestiture of non-core investments, which was completed in 2019. During 2018, we initiated this strategy through the sale of our battery management systems division located in Irvine, California and the site consolidation of its advanced research and development operations, which resulted in vacating two lease facilities in Azusa, California.  Further, we exited several product categories including furniture, aviation, battery management electronics, industrial battery packs, automotive thermoelectric generators and other non-core electronics.  Additionally, we undertook restructuring actions to reduce global overhead costs to improve Selling, general and administrative expenses.

Optimize Capital Allocation

We are optimizing our capital allocation to drive shareholder returns, which includes stock repurchases, while allowing us to reinvest in our business to drive continued growth through capital expenditure projects, and focused research and development investments. Further, we continuously evaluate acquisition opportunities that will enhance other business strategies.

Research, Development and Partnerships

Our research, development and partnerships activities are an essential part of our efforts to develop new or improved innovative products.  Through both internal and external programs, we are working to develop a comprehensive knowledge of thermal management systems that can demonstrate functionality and performance.  These activities are critical to optimizing energy and production efficiencies, improving effectiveness in our products and minimizing the cost to integrate our products with those of our customers.

We perform advanced research and development on thermal management systems, including those that utilize new proprietary comfort software algorithms, to enhance the efficiency and functionality of our automotive heating and cooling products. We believe there are substantial opportunities to integrate innovative thermal management systems into current and future product applications.

To offer our customers cutting-edge products and technologies, our strategy includes partnering with key technology leaders in our industry.  Our advanced partnership with global automakers and manufactures address and work to solve industry preferences of today and tomorrow by leveraging our expertise in human thermophysiology.

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

ClimateSenseTM

ClimateSense is an integrated comfort system we are designing to create a personalized microclimate for passengers using localized convective, conductive and radiative heating and cooling products.  Using automatic regulation technology in combination with our unique occupant-centric control algorithm, ClimateSense offers the ability to personalize and improve overall occupant thermal comfort, improve time to comfort with (all-electric) pre-conditioning, provide comfort with less energy consumption thereby lowering carbon dioxide emissions by conventional internal combustion and hybrid powertrains, and extend range for electrified powertrains through a reduction in central HVAC system usage.

Electronics

Gentherm manufactures and supplies electronics to our core climate comfort solution products.  We also supply value-added electronic products to third parties for adjacent areas within the automotive interior.  In addition, Gentherm manufacturers and supplies electronic control units for memory seat modules that include electric motor position sensing technology. This technology further applies to other automotive products requiring fine motor controls.

Air Moving Devices

Our highly durable and quiet air moving devices, including our proprietary blower and fan designs, are essential to all of our products that require air movement. We have a strong portfolio of these products, tailored to various automotive application, including seat ventilation and EV battery cooling.

Thermoelectric Technologies

Many of our thermal products manage the thermal conditions of people and objects using our internally developed advanced thermoelectric device technology (“TED”). A TED is a solid-state circuit that has the capability to produce both hot and cold thermal conditions by use of the Peltier effect. The advantages of advanced TEDs over conventional compressed gas systems are that they are environmentally friendly and less complex as they have no moving parts and are compact and light weight.  Over the last 19 years, our work on this technology has yielded improvements in areas of functionality, efficiency, durability and performance.

Resistive Heaters

Resistive heater technologies are comprised of wire, carbon fiber or positive thermal coefficient (“PTC”) heating elements that quickly and effectively deliver heat to people and objects.  Wire heating elements are designed from stainless steel, copper, our proprietary carbon fiber woven lattice technology called Carbotex® or printed circuit PTC heaters based on the specifications for a particular product application.  Resistive heaters have multiple automotive applications, including seat heating, steering wheel heating, interior panel heating, and battery heating.

Products

Climate Comfort Solutions – Seat Comfort

Climate Control Seat® (“CCS”)

Our CCS products utilize exclusive patented technology to regulate temperature and enhance the comfort of vehicle passengers. The most advanced CCS models use one or more TEDs to generate heating or cooling depending upon the direction of the current applied to the device.

A TED is the heart of a compact heat pump used in our active CCS products. Air is forced through the heat pump and thermally conditioned in response to electronic switch input from the seat occupant. The conditioned air circulates by one of our specially designed air moving devices through a proprietary air distribution system installed in the seat cushion and seat back, so that the seat surface can be heated or cooled. Each seat has individual electronic controls to adjust the level of heating or cooling. Active CCS products improve comfort compared with conventional air conditioners by focusing cooling directly on the passenger through the seat rather than waiting until ambient air cools the seat surface beneath the passenger.  A heated and ventilated variant of the CCS utilizes ambient cabin air to provide cooling comfort instead of a TED to actively cool the seat. In the heating mode, both the vent-only system and the TED system can be supplemented with resistive heating elements.

Heated and ventilated CCS products provide a lower level of cooling capability than our active CCS solution, but at a lower price. By offering different models of the CCS product, our customers have the opportunity to purchase a wider range of climate control products at different price points. Sales of CCS products contributed 38%, 37% and 36% to our total product revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

Heated Seat

Heated seats, based on our resistive heater core technology, are seamlessly integrated into automotive seat designs, and are constructed using materials that offer the best capacity, installation characteristics and durability.  Our capabilities allow customers to choose among a variety of resistive heater materials based on their individual vehicle specifications. Sales of heated seat products contributed 27%, 29% and 29% to our total product revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Electronics Solutions

Memory Seat Modules

Gentherm has developed a unique way to control certain electrical motors in a vehicle.  Our Intelligent Positioning System, IPS® product suite utilizes proprietary software to determine the position of a power seat and control the Memory Seat module.

Hands-On Detection

All vehicles manufactured with Autonomous Driving Level 2 or higher capabilities are required to ensure that the driver stays in control of the vehicle during operation.  In order to accomplish this task, Gentherm developed PilotSenseTM – a sensor integrated into the steering wheel that monitors whether the driver’s hands are maintaining contact with the steering wheel.  This product is available for both heated and non-heated steering wheels.

Battery Performance Solutions (“BPS”)

Cell Connecting Systems

Cell connecting systems provide secure connections between advanced automotive batteries to transmit a continuous flow of information about battery temperature and cell voltage during the charging and discharging process to monitor battery system performance. Gentherm has developed a range of cell connecting system products, including flexible foil cell connecting boards that offer improved packaging, weight and functionality. We offer these products in a variety of materials to cover customers’ requirements.

Thermoelectric Battery Thermal Management (“BTM”)

Thermal management is critically important for the long-term operation of advanced automotive batteries.  The expansion of electrified vehicle applications, such as Battery Electric Vehicles, Plug-In Hybrids and Mild Hybrids, have drastically increased the demand for BTM systems that enable wider operating temperature ranges, enhanced driving range and prolonged life of the battery.  Gentherm’s BTM system can provide precision battery cooling of 48 Volt Mild Hybrid systems on pack or cell-level using patented TED technology.  The BTM system maintains the temperature of the lithium-ion battery or other advanced chemistry battery within an acceptable temperature range without the use of chilled liquids or refrigerant loops, making it a light weight, highly scalable, compact solution ideal for automotive applications. Gentherm’s proprietary BTM system is compact and energy efficient, resulting in a minimal energy budget, which is important for an electrified vehicle.

  Aside from battery cooling, Gentherm’s BTM portfolio includes battery heating applications.  Based on our proprietary technology, we offer solutions to our customers that enable efficient heating of lithium-ion batteries for most electrified vehicles.

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

Patient Temperature Management Systems

Gentherm provides a full line of patient temperature management systems across multiple product categories addressing the needs of hyper-hypothermia therapy in intensive care, normothermia in surgical procedures and additional warming/cooling therapies utilized in acute care, ambulatory, clinics and home health.  Our broad array of products for patient warming provides an improved patient experience and satisfaction. Our core brands include Blanketrol® hyper-hypothermia system, WarmAir®/FilteredFlo® convective warming system, Electri-Cool®/Micro-Temp® localized cooling/warming systems, Hemotherm® cardiovascular cooling/warming system and our recent launch of our next generation cardiovascular cooling/warming system utilized to deliver precise blood temperature control during cardiopulmonary by-pass and other related cardiovascular procedures. We aspire to have innovative patient temperature management product offerings coupled with clinical education enabling our customers to have enhanced patient outcomes and improved efficiencies of care.

In April 2019, Gentherm acquired Stihler Electronic GmbH (“Stihler”) to further strengthen our patient temperature management offering in the operating room focused on normothermia.  The Stihler core brands include ASTOPAD® patient warming system, ASTOTHERM®/ASTOFLO® IV fluid and blood warming systems and ASTODIA® diaphanoscope for transillumination.  The ASTOPAD® patient warming system utilizes resistive warming technology which is also used in our automotive products.  Gentherm is now focused on globalizing the Stihler portfolio and integrating across key sales channels.

Customers

Our Automotive segment customers include light vehicle OEMs, commercial vehicle OEMs and first tier (“Tier 1”) suppliers to the automotive OEMs, including automotive seat manufacturers.  We also directly supply CCS products to aftermarket seat distributors and installers.

The Company’s automotive marketing is directed primarily at automotive manufacturers and their Tier 1 suppliers and focuses on the enhanced value consumers attribute to vehicles with climate comfort products. In many cases, the manufacturers direct us to work with their suppliers to integrate our products into the vehicle’s seat or interior design. These customers will sell our product, as a component of an entire seat or seating system, to automotive OEMs. Once the integration work is complete, prototypes are sent to the manufacturer for evaluation and testing. If a manufacturer accepts our product, a program can then be launched for a particular model on a production basis, but it normally takes one to three years from the time a manufacturer decides to include any of our products in a vehicle model to actual production for that vehicle. During this process, we derive funding from prototype sales but obtain no significant revenue until mass production begins. Inherent to the automotive supplier market are costs and commitments that are incurred well in advance of the receipt of orders and resulting revenues from customers.

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

For 2020, our revenues from sales to our two largest customers, Lear and Adient were $141 million and $132 million, respectively, representing 15% and 14% of our product revenues, respectively. Revenues from Lear and Adient represent sales of our climate comfort products.  The loss of these customers would likely have a material adverse impact on our business, results of operations and cash flows. However, as noted above, in many cases OEMs direct their suppliers such as Lear and Adient to work with us for our climate comfort solutions, battery performance solutions and cable technology products. It is, therefore, relevant to understand how our revenues are divided among the OEMs, as shown below.

Our total product revenues for each of the past three years were divided among automotive OEMs as follows:

	2020	2019	2018
General Motors	14%	14%	14%
Hyundai	12%	9%	7%
Ford Motor Company	9%	11%	10%
Volkswagen	9%	8%	9%
Stellantis(a)	9%	10%	10%
Honda	6%	7%	6%
Daimler	6%	6%	5%
BMW	6%	6%	4%
Mazda	3%	4%	3%
Toyota Motor Corporation	3%	4%	3%
Renault/Nissan	2%	3%	4%
Jaguar/Land Rover	3%	3%	3%
Other (including Medical)	18%	15%	22%
Total	100%	100%	100%
a)	Reflective of the 2021 merger of PSA and Fiat Chrysler.

Market Trends

We believe increased consumer demand for personalized thermal comfort in a vehicle is driving increased adoption of our comfort products.  In recent years, we are seeing a trend of equipping second, and in some cases, third row seats with thermal management solutions. This trend is accelerating in all major markets where Gentherm is present, including North America, Europe, Japan, Korea and China.

The Gentherm product portfolio aligns well with long-term technological trends:

▪

Increased efficiency and electric range – Our thermal comfort products help reduce overall energy consumption of a vehicle, resulting in improved fuel consumption for vehicles with an Internal Combustion Engine, and increased range for Electric Vehicles.  Our Battery Performance Solutions products help improve life and efficiency of batteries, contributing to increased adoption of powertrain electrification.

▪

Increased demand for comfort product – We are continuously striving to bring to market products and technologies to improve vehicle occupant wellbeing.  From improved performance of our seat heating and cooling devices, to our introduction of the Neck Climate Control System and Heated Surfaces products – our focus is to make the vehicle comfort an integral part of the occupant experience.

▪

Growth of connected/smart devices – One of the most important objectives in achieving comfort is to create a system that is able to sense the needs of vehicle occupants and make performance adjustments based on personalized needs.  We utilize machine learning to create and optimize state of the art algorithms to make our products smarter and more advanced with each generation.

▪

Focus of health and wellness – Consumers have an increased focus on personal health and wellness. Our technologies are at the nexus of health, wellness and comfort, where our solutions adjust to the occupants to address their health and wellness needs.

▪

Emergence of shared mobility – As the world transitions from vehicle ownership to Mobility as a Service model, focus on individual personalized comfort becomes even more important.  Our focus is to create microclimate solutions, when each vehicle occupants can create a personalized thermal experience tailored to their individual needs.

 Production and Suppliers

Our global manufacturing and distribution facilities are located close to our key customers. In Europe we operate three manufacturing sites located in Macedonia, Germany and Ukraine and one distribution center located in Hungary. In North America, we operate four manufacturing sites in Mexico, one in the United States and one in Canada. In Asia, we operate three production sites in China and one in Vietnam. In September 2019, we committed to a restructuring plan to improve our manufacturing productivity and rationalize our footprint. In March 2020, we announced the initial phase of this restructuring plan, which includes the consolidation of all North American electronics manufacturing to Celaya, Mexico. This will result in the closure of the Burlington, Canada facility, and the transfer of electronics manufacturing to Acuña, Mexico.  In December 2020, we announced the consolidation of our electronics manufacturing in Asia to Bantian, Shenzhen, China, which will result in the closure of our Longgang, Shenzhen, China facility that is expected to be completed by the end of 2021. See Note 5, "Restructuring" of the consolidated financial statements included in this Report for additional information.

The automotive industry is highly reliant on semiconductors and, beginning in the fourth quarter 2020 and continuing in 2021, is facing a significant supply shortage of semiconductors. In the first half of 2020, global semiconductor manufacturers and their distributors allocated capacity to meet surging demand for consumer electronics and away from the automotive sector that was experiencing plant shutdowns. Given capacity constraints and long lead times for restarting production, semiconductor manufacturers became further strained when automotive vehicle production and other industries utilizing semiconductors had a strong rebound in the second half of 2020. Such activity has resulted in significant supply shortages and cost increases across the automotive industry, and has an adverse impact on our business.  We continue to closely monitor the availability of semiconductor microchips and other key component parts and raw materials, as well as customer vehicle production schedules that may be impacted by supply shortages and disruptions.  We are working closely with our suppliers and customers to minimize any potential adverse impacts. See further discussion of the risks relating to the supply shortage of semiconductors and related risks in Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

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

As of December 31, 2020, Gentherm held 518 issued patents, of which 253 were U.S. patents and 265 were non-U.S. patents.  Gentherm held 393 patents directed to climate control products and thermoelectric technologies, 62 patents directed at heating elements and technologies, 22 patents directed to medical technologies, 17 patents directed to air moving devices and 24 patents directed to cable and cell connector battery technologies. In furtherance of its Focused Growth strategy, the Company continued to evaluate its patents during 2020 and made strategic decisions to reduce low-value patents and patents unrelated to current or planned business strategies.

Competition

See further discussion of the risks relating to competition in Item 1A, “Risk Factors”.

Gentherm faces competition from other automotive suppliers and, with respect to certain products, from the automobile OEMs and Tier 1 suppliers who produce or have the capability to produce certain products that Gentherm supplies. The automotive supply industry competes on the basis of technology, quality, reliability of supply and price. Design, engineering capability and competitive pricing are increasingly important factors.

The competitive landscape for Gentherm’s climate comfort solutions and battery sub-systems includes component specialists, thermal management system suppliers and Tier 1 suppliers or automobile OEMs with their own integrated solutions.  Independent suppliers that represent the principal competitors of Gentherm include I.G. Bauerhin GmbH, Kongsberg Automotive ASA, Lisa DRÄXLMAIER GmbH and ElringKlinger AG.

The competitive landscape for patient temperature management systems includes patient thermal management medical device OEMs.  The principal manufacturers of products similar to those of Gentherm’s products include 3M Company Co, Stryker Corporation and Becton, Dickinson and Company.

We believe our expertise in core thermal management technologies and occupant thermal comfort, as well as our capability in application specific component design, global footprint and broad product offerings make us well positioned to compete against the traditional thermal management systems suppliers, global Tier 1s and component specialists.

Seasonality

Our principal operations are directly related to the automotive industry. Consequently, we have historically experienced seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants close for model year changeovers and in December when many customer plants close for the holidays.  Due to the COVID-19 pandemic, our product revenues were adversely affected by customer plant closures and temporary, partial closures of several of our manufacturing facilities in North America and Europe during the first half of 2020.  During the second half of 2020, our customers’ plants were open, and our production volumes were stronger than pre-COVID levels at our manufacturing facilities.

Human Capital Management

Employees

At Gentherm, we believe our global workforce and our global footprint are a competitive advantage, not only from the global diversity of customers, but the richness of the diversity of our people.  Gentherm resides in over 23 locations across 13 countries. As of December 31, 2020 and 2019, Gentherm’s employment levels worldwide were as follows:

	2020	2019
Mexico	3,938	4,130
Macedonia	2,131	1,871
China	1,605	1,812
Ukraine	1,722	1,725
Vietnam	916	909
United States and Canada	618	694
Germany	263	255
Hungary	253	252
Korea	36	37
Japan	20	23
Malta	12	13
United Kingdom	5	5
Total	11,519	11,726

Notable statistics as of December 31, 2020:

▪	Over 59% of our global workforce is Female.
▪	40% of our workforce resides in North America; 38% of our workforce resides in Europe; 22% of our workforce resides in Asia.
▪

We have cooperative relationships in our facilities where we operate with unions and workers councils.  Approximately 25% of the Company's workforce are members of industrial trade unions and are employed under the terms various labor agreements.  None of these are set to expire in 2021.

Key Highlights of our Human Capital Strategy

Health and Safety

At Gentherm, safety is an essential part of our operating model. Our safety focus has never been more critical over the last year, during our response to the COVID-19 pandemic around the globe.  Paramount to our efforts, has been creating a safe working environment for our employees through creation of a COVID-19 safe work playbook.  We implemented safe work protocols, personal protective equipment enhancements, screening protocols and work area layout modifications.  By partnering with our employees, we were able to maintain a safe work environment while meeting the needs of our global customers. Frequent and transparent communications with our team members was also critical to business continuity and COVID-19 recovery planning.  Our employee pulse survey on COVID-19 actions boasted a more than 80% confidence level in management’s leadership throughout the pandemic.

Diversity, Equity and Inclusion

In 2020, Gentherm launched our Diversity, Equity and Inclusion Council, building upon the momentum of our global Women’s Network that was launched in 2018.  Our DEI mission is Embracing Diversity Inspires Innovation. We are building an inclusive culture where we value our differences to positively impact the lives of our employees, customers and communities.

Total Rewards

Gentherm’s compensation and benefits programs are designed to attract and retain our employees in the locations where we compete for talent using a mix of elements that allow us to achieve our Company goals, in both the short- and long-term.

▪	We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
▪

We align our executives’ and eligible employees’ annual bonus opportunity and long-term equity compensation with our shareholders’ interests by linking realizable pay with company financial and stock performance.

▪	We completed an initial gender pay equity study in 2020 to evaluate our global pay practices across the organization.
▪	In response to the COVID-19 pandemic we provided resources for well-being and work life flexibility for our employees to take care of themselves and their families.

Environmental, Social, and Governance

In 2020, we began integrating the fundamental sustainable values of environmental, social, and governance ("ESG") into our everyday business operations and future strategies. Our sustainability efforts are based on three pillars: People, Planet, and Places.

▪	People: At Gentherm, our leaders treat employees with respect and provide a safe working environment. We provide career opportunities, development, support and more. People create our success.
▪

Planet: We strive to minimize our environmental impact. We believe our product lineup reduces the environmental impact of automobiles through our innovative products and technologies, and we continue to improve our operations through more efficient use of resources and reduced emissions.

▪

Places: As a global company, we strive to be a positive force in the communities where we do business.  Our teams support an array of causes, including STEM education and training, financial support for local charities and donations and support for COVID-19 efforts.  Types of community involvement and support vary across our sites, based on local needs, requirements and culture.

In 2020, we published our inaugural sustainability report, and also formed our ESG steering committee, which includes multiple members of our senior leadership team.  In addition, we clarified that our Board of Directors oversees our programs related to matters of corporate responsibility and sustainability performance through the Nominating and Corporate Governance Committee.  These actions indicate the strength of our commitment to sustainability across Gentherm.

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

Industry and Operational Risks

The COVID-19 pandemic and measures taken to contain it have significantly adversely affected, and are likely to continue to significantly adversely affect, our business, results of operations, financial condition, cash flows, liquidity and stock price.

The COVID-19 pandemic has significantly and adversely impacted the global economy and financial markets, with global legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors. Our business, results of operations, financial condition, cash flows, liquidity and stock price were significantly adversely affected by the COVID-19 pandemic in 2020, especially beginning in March.  The COVID-19 pandemic continues to have a significant impact on global markets, in the form of supply chain and production disruptions, workforce restrictions and travel restrictions, among other factors, which continues to have significant adverse impacts on Gentherm’s financial performance and operations.  The full extent to which the COVID-19 pandemic will impact our business, results of operations, financial condition, cash flows, liquidity and stock price remains uncertain and cannot be predicted with confidence.  In particular, if COVID-19 continues to spread or re-emerges or the vaccine rollout is slow or delayed, resulting in an extended period of travel, commercial, social and other similar restrictions or shut-downs, we could experience prolonged and significant adverse impacts to our business, results of operations, financial condition, cash flows, liquidity and stock price.

The COVID-19 pandemic and measures taken to contain it have subjected, and continue to subject, our business, results of operations, financial condition, cash flows, liquidity and stock price to a number of material risks and uncertainties, including, but not limited to:

▪

Risks Related to our Liquidity. In March 2020, we borrowed $169.5 million as a safeguard to provide additional financial flexibility.  After the drawdown in March 2020 and through December 31, 2020, the Company repaid a net amount of $41.2 million of the amounts outstanding under the Amended Credit Agreement.  As of December 31, 2020, our consolidated indebtedness was $192.4 million. In January 2021, the Company repaid an additional $80.0 million of the amounts outstanding under the Amended Credit Agreement. Our increased indebtedness has and will continue to result in, among other things, increased interest expense and increased vulnerability to future adverse economic and industry conditions. Future borrowing availability under our Amended Credit Agreement is subject to our compliance with financial covenants thereunder (including the Consolidated Leverage Ratio based on consolidated EBITDA for the applicable trailing 12-month period). Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $288.8 million remains available for additional borrowings under the Amended Credit Agreement subject to specified conditions that Gentherm currently satisfies. Subject to any amendment or waiver of the Consolidated Leverage Ratio from the lenders, the Company’s borrowing availability for the next twelve months could continue to be less than the full amount of capacity available under the U.S. Revolving Note due to the impact of the COVID-19 pandemic and related economic and industry conditions.  Failure to satisfy certain covenants in the Amended Credit Agreement would result in an event of default, following which our lenders could declare all amounts outstanding to be immediately due and payable and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt on acceptable terms or at all. Further, under the Amended Credit Agreement, the lenders would have the right to foreclose on certain of our assets, which could have a significant adverse effect on our business, results of operations, financial condition, cash flows, liquidity and stock price.  We may finance additional liquidity needs in the future through one or more equity or debt offerings. The current disruption of the global financial markets could reduce our ability to access additional capital on acceptable terms or at all, which would negatively affect our liquidity and may adversely impact our operations and results of operations.

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

▪

Risks Related to our Supply Chain and our Manufacturing Operations. The COVID-19 pandemic adversely impacted the first half of 2020 and to a lesser extent the second half of 2020, and may continue to adversely impact, our ability to manufacture products and obtain materials from our supply chain. We and our suppliers experienced facility closures, work stoppages, travel restrictions, implementation of precautionary health and safety measures and other restrictions. We also experienced extended work stoppages globally as the pandemic spread and governmental authorities initiated “lock-down” orders for all non-essential activities. Our manufacturing operations resumed production during the first quarter of 2020 in Asia, and during the second quarter of 2020 in North America and Europe, under enhanced public health procedures, including temperature screening of employees before entry into facilities, frequent deep cleaning of facilities, installation of barriers to separate employees and the provision of personal protective equipment. Due to the COVID-19 pandemic, a significant portion of our non-production employees are now working from home, which may harm our ability to manage our business and increase operational risk, including increased cyber security attacks and reduced ability to implement security measures. Further, certain companies in our supply chain have had significant employee layoffs or furloughs and have significant financial distress, and some may determine to cease operations or restructure their business. Our suppliers have experienced plant closures and production delays, and may continue to experience delays in manufacturing the materials and products we require according to our schedule and specifications, and we may need to seek alternate suppliers, which may be more expensive or may result in delays.  As a result, we and our supply chain may operate significantly below capacity for an uncertain period of time, each of which could significantly adversely affect our business, results of operations, financial condition, cash flows, liquidity and stock price.

▪

Risks Related to our Customers. COVID-19 has had, and we expect will continue to have, a significant adverse impact on the growth, viability and financial stability of our customers, including the OEMs and Tier 1 automotive suppliers to which our products are supplied.  In addition to many of the risks noted above that apply to our customers regarding the automotive industry generally and our supply chain, we have experienced, and we may experience, a delay in our collection of accounts receivable balances from our customers, which may be significant and would be at risk in the event of their bankruptcy or other restructuring.

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

The risks related to these factors above are discussed in greater detail below in separate risk factors.

The automotive industry, our primary market, is cyclical and a decline in the production levels of our major customers, particularly with respect to models for which we supply significant amounts of product, could adversely affect our business, results of operations and financial condition.

Our Automotive segment represents 95%, 95% and 91% of our product revenues for the years ended December 31, 2020, 2019 and 2018, respectively.  Demand for our automotive products is directly related to automotive vehicle production, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Automotive sales and production are cyclical and have been, and we expect will continue to be, materially affected by general economic and industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit for us, customers and consumers and other factors.

The inability of our supply chain, or the supply chain of the OEMs and Tier 1s that we supply, to deliver key components, such as semiconductors, could materially adversely affect our business, profitability and results of operations.

Our products contain a significant number of components that we source globally from suppliers who, in turn, source components from their global suppliers. If our supply chain fails to deliver products to us in sufficient quality and quantity on a timely basis, we will be challenged to meet our production schedules, fulfilling our orders, sales and profits could decline, and our commercial reputation and customer relationships could be damaged. Similarly, OEMs and Tier 1s to whom we supply our products are dependent on an ever-greater number of global suppliers to manufacture and sell their products to consumers, which drives sales of our products. These global supply chains have been and may be adversely impacted by events outside of our and their control, including macroeconomic events, trade restrictions, economic recessions, political crises, labor relations issues, liquidity constraints, or natural occurrences, such as the ongoing disruptions from the COVID-19 pandemic. Any significant disruptions to such supply chains could materially adversely affect our business, profitability and results of operations.

The automotive industry is highly reliant on semiconductors and, beginning in the fourth quarter 2020 and continuing in 2021, is facing a significant shortage of semiconductors. The semiconductor supply chain is complex, with capacity constraints occurring throughout. We, the OEMs and Tier 1s must compete among the automotive supply chain and with other industries to satisfy current and near-term requirements for semiconductors, and such allocation is not within our control even though we attempt various mitigating actions. Certain semiconductors we utilize are sourced from a very limited number of suppliers, which further exacerbates the risks to our operations. A shortage of semiconductors or other key components (historically, such as TEDs), especially if prolonged, can disrupt our production schedule and have an adverse effect on our business, profitability and results of operations. OEM and Tier 1 production could also be impacted by this shortage, which would result in reduced sales of our products and could be materially adverse to our operations, profitability and results of operations.

We operate in a highly competitive industry and efforts by our competitors, as well as new non-traditional entrants to the industry could adversely affect our business, results of operations and financial condition.

The automotive component supply industry is subject to intense competition. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, timely delivery, technological innovation and service. There can be no assurance that we will be able to compete successfully with the products of our competitors. Further, our competitors’ efforts to grow market share could exert downward pressure on our product pricing and margins. Many of our competitors are substantially larger in size and have substantially greater financial, marketing and other resources than we do, and therefore may be more effective in adapting to customer requirements while being more profitable. In addition, our customers may increase levels of production insourcing for a variety of reasons, such as shifts in customers’ business strategies or the emergence of low-cost production opportunities in other countries, which may adversely affect our sales as well as the profit margins on our products.

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

For the year ended December 31, 2020, our top two customers were Lear and Adient which comprised 15% and 14%, respectively, of our product revenues. We are dependent on the continued growth, viability and financial stability of our customers, as well as the OEMS to which our products are supplied. The loss of any significant portion of our sales to any of our customers would have a material adverse effect on our results of operations and financial condition. We have experienced, and we expect to continue to experience, a delay in our collection of accounts receivable balances from our customers, which may be significant and would be at risk in the event of their bankruptcy or other restructuring.

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

Gentherm is developing and launching new products and related technologies for its battery performance solutions and electronic and software systems businesses, and intends to launch other new products in the future. The launch of products employing new technologies is a complex process, the success of which depends on a wide range of factors, including the robustness of our product and manufacturing process development, success in sourcing new components and commodities with suitable suppliers, readiness of our and our suppliers' manufacturing facilities and manufacturing processes, as well as factors related to tooling, equipment, employees, initial product quality and other factors. Given the complexity of new product launches, we may experience difficulties managing product quality, timeliness and associated costs.

In addition, new program launches require a significant ramp up of costs up to a few years prior to sales of such products. However, our sales related to these new programs generally are dependent upon the timing and success of our customers’ introduction of new vehicles. Our inability to effectively manage the timing, quality and costs of these new program launches could have a materially adverse effect on our business, results of operations and financial condition.

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

We cannot guarantee, however, that we will be able to secure all desired protection, nor that the steps we have taken to protect our intellectual property will be adequate, to prevent infringement of our rights or misappropriation or theft of our technology, trade secrets or know-how. For example, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some of the countries in which we operate. In addition, while we generally enter into confidentiality agreements with our employees and third parties to protect our trade secrets, know-how, business strategy and other proprietary information, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. If it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired, the product is generally open to competition. Products under patent protection usually generate higher revenues and profitability than those not protected by patents. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows.

In addition, our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Further, as we expand our operations in jurisdictions where the protection of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them. Foreign governments may adopt regulations, and foreign governments or courts may render decisions, requiring compulsory licensing of intellectual property rights, or foreign governments may require products to meet standards that serve to favor local companies or provide reduced protection relative to other countries.

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

Adverse developments affecting one or more of our suppliers, or the suppliers of the OEMs and Tier 1s we supply, could harm our profitability and business reputation.

Our supply chain may be adversely impacted by events outside of our control, including macro-economic events, trade restrictions, political crises, labor relations issues, liquidity constraints, natural or environmental occurrences or other factors noted

herein that can adversely affect us, which may adversely affect our operations and profitability. We operate a global supply chain that has been, and could in the future continue to be, disrupted by the COVID-19 pandemic, resulting in delays or inefficiencies in production. While we have been successful in mitigating these supply chain challenges, future component shortages could limit our production in the future.

In addition, many of our products include TEDs, which contain certain raw materials that generally cannot be substituted. The prices for these raw materials fluctuate depending on market conditions. Tellurium, a raw material used in TEDs, and other key raw materials include copper, silver and petroleum-based engineered plastics. If the market prices for these raw materials significantly increases, as they have in the past, our gross profit may be adversely impacted to the extent our suppliers pass those price increases on to us.

If our suppliers fail to deliver products, parts, components and raw materials of sufficient quality and quantity and to our other stated written expectations on a timely basis, we could have difficulties meeting our production schedules, fulfilling our orders, sales and profits could decline, and our commercial reputation and customer relationships could be damaged. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers, particularly those who are sole sources, and could not procure the components from other sources, or necessary raw materials are not available due to supply chain disruption, we would be unable to meet our production schedules for some of our key products or to ship such products to our customers in a timely fashion which would adversely affect sales, margins and customer relations which could materially adverse effect our business, results of operations and financial condition. Unfavorable economic or industry conditions increases the risk of supply disruption.

Security breaches and other disruptions to our information technology networks and systems, including a disruption related to cybersecurity, could interfere with our operations and could compromise the confidentiality of our proprietary information or personal information.

We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. We rely upon the capacity, reliability and security of our IT and data security infrastructure, as well as our ability to expand and continually update this infrastructure in response to the changing needs of our business. If we experiences a problem with the functioning of an important IT system or a security breach of our IT systems, due to failure to timely upgrade systems or during system upgrades and/or new system implementations, or resulting from failures of our third-party service providers, the resulting disruptions could have an adverse effect on our business.

As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents, none of which were material in 2020. Any future cyber incidents could, however, materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; delay our ability to deliver products to customers; and jeopardize the security of our facilities. A cyber incident could be caused by malicious outsiders (including state-sponsored espionage or cyberwarfare) or insiders using sophisticated methods to circumvent firewalls, encryption and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware, “ransomware” and other cyber-attacks, are increasing in both frequency and sophistication and could create financial liability, subject us to legal or regulatory sanctions or damage our reputation with customers, dealers, suppliers and other stakeholders. Many victims of ransomware are forced to pay significant ransoms to regain access to their critical business data. With some of our employees working from home during the COVID-19 pandemic, there may be increased opportunities for unauthorized access and cyber-attacks. Security breaches could also result in a violation of U.S. and international privacy and other laws and subject the Company to various litigations, investigations and proceedings. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.

Despite our implementation of security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. No IT system can be fully secure and impervious to all threats or failures. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets, customer information, human resources information or other confidential information. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with its customers, lead to claims against us, fines and other penalties assessed upon us by governmental authorities, and ultimately harm our business. In addition, we may be required to incur significant costs to remediate and protect against damage caused by these disruptions or security breaches in the future.

Our business is subject to risks associated with manufacturing processes.

If certain of our existing production facilities become incapable of manufacturing products for any reason, such as the extended work stoppages we experienced in the first half of 2020 as the pandemic spread and governmental authorities initiated “lock-down” orders for all non-essential activities, we may be unable to meet production requirements, sales and profits could decline, and our commercial reputation could be damaged. Without operation of certain existing production facilities, we may be limited in our ability to deliver products until we restore the manufacturing capability at the particular facility, find an alternative manufacturing facility or arrange an alternative source of supply. Furthermore, in November 2020, the California Privacy Rights Act (“CPRA”) was passed as a ballot measure. While many of the CPRA’s substantive modifications will not go into effect until 2023, they will require businesses to dedicate time and resources on compliance efforts, in some cases requiring new or modified practices and operations.

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

Work stoppages, including those at our customers, and similar events could significantly disrupt our business.

Because the automotive industry relies heavily on “just-in-time” delivery of components, a work stoppage at one or more of Gentherm's production facilities could have adverse effects on the business. Similarly, if one or more of our direct customers or an OEM were to experience a work stoppage, such as what occurred during the General Motors labor strike occurring in fall 2019 or the work stoppages that occurred in the first half of 2020 as a result of the COVID-19 pandemic, our customer would likely halt or limit purchases of our products, which could result in the temporary shutdown of the related Gentherm production facilities or other restructuring initiatives.

Our global operations subject us to risks that may harm our operations and financial results.

In 2020, 59% of our product revenue was generated from sales to customers outside the United States. We have significant personnel, property, equipment and operations in a number of countries outside of the United States, including Canada, China, Germany, Hungary, Macedonia, Mexico, Ukraine and Vietnam. Our exposure to the risks described below is substantial. We also derive a significant portion of revenues from Europe and Asia and conduct certain investing and financing activities in local currencies.

In addition to the general risks relating to our operations, our international operations are subject to unique risks inherent in doing business abroad, including:

•	exposure to local economic, political and labor conditions;
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

•

exposure to infectious disease and epidemics, including the effects on our business operations, and those of our customers and suppliers, in geographic locations impacted by an outbreak, such as the ongoing COVID-19 pandemic;

•	violence and civil unrest (including acts of terrorism, drug-cartel related and other forms of violence and outbreaks of war);
•	expropriation, nationalization or other protectionist activities;
•

currency exchange rate fluctuations and currency controls; in particular, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. Dollar, including the Euro, the Chinese Renminbi, the Vietnamese Dong, the Hungarian Forint, the Macedonian Denar, the Ukrainian Hryvnia and the Mexican Peso;

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

Our design, manufacture and marketing of automotive products may subject us to warranty claims and product liability in the event that our products fail to perform as expected and, in the case of product liability, such failure of our products results or is alleged to result in bodily injury or property damage. Any large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all, and we may incur significant costs to defend these claims. If any of our products are or are alleged to be defective, we also may be required to participate in a recall or other corrective action involving such products. Automotive manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims, as well as requiring their suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties.  OEMs historically have recalled vehicles for perceived defects in seat heaters, and we have incurred liabilities in connection with the recalls and other field actions.  In addition, governmental regulatory agencies throughout the world, such as NHTSA in the U.S., have safety standards that require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. A recall claim brought against us that is not insured, or a product liability claim brought against us in excess of our available insurance, could have an adverse impact on our results of operations and reputation or market acceptance of our products.  In certain instances, allegedly defective products may be the result of components supplied by our supply chain, and we may be limited in our ability to obtain recovery from our suppliers of materials or services included within our products that are associated with product liability and warranty claims, particularly if the affected items relate to global platforms or involve defects that are identified years after production.

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

Legal, Regulatory and Compliance Risks

Changes to trade policy, including tariffs and customs regulations, could have a material and adverse effect on our business.

Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For instance, beginning in 2018, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. Most notably with respect to the automotive industry, the U.S. imposed tariffs on imports of certain steel, aluminum and automotive components, and China imposed retaliatory tariffs on imports of U.S. vehicles and certain automotive components. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these tariffs and other regulatory actions could materially affect our business, including in the form of increase cost of goods sold, decreased margins, increased pricing for customers, and reduced sales.

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

We also need to comply with new, evolving or revised tax laws and regulations, more of which may arise as the United States government shifts to a new administration in 2021. The enactment of or increases in tariffs, or other changes in the application or interpretation of tax legislation and other initiatives, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on our results of operations.

The value of our deferred tax assets may not be realized, which could materially and adversely affect our operating results.

As of December 31, 2020, we had approximately $72 million in net deferred tax assets. These deferred tax assets include net operating loss carryovers and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our financial statements.

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

Our results of operations and financial condition may be adversely impacted from a decrease in or cessation or clawback of government incentives related to investments, workforce or production.

We have received, and may receive economic benefits from national, state and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain or increase investment, workforce or production. These incentives may take various forms, including grants, loan subsidies and tax abatements or credits.  The impact of these incentives can be significant in a particular market during a reporting period.  A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of our business units, as a result of administrative decision or otherwise, could have an adverse impact on our results of operations and financial condition, as well as our ability to fund new investments.

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

Financial Risks

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

As of December 31, 2020, our total consolidated indebtedness was $192.4 million. We may also incur additional indebtedness in the future. This significant amount of debt could have important, adverse consequences to us and our investors, including:

•	requiring a substantial portion of our cash flow from operations to make interest payments;
•	making it more difficult to satisfy other obligations;
•	increasing our vulnerability to general adverse economic and industry conditions;
•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our businesses;
•	limiting our flexibility in planning for, or reacting to, changes in our businesses and industries; and
•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise;

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

An adverse change in the interest rates for our borrowings could adversely affect our financial condition.

Our current outstanding variable rate indebtedness uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. The ICE Benchmark Administration, which administers LIBOR, has announced that certain tenors of U.S. Dollar LIBOR will cease at the end of 2021, and the remaining tenors of U.S. Dollar LIBOR will cease at the end of June of 2023 for loans originated prior to the end of 2021.  The Alternative Reference Rate Committee, which was convened by the Board of Governors of the Federal Reserve and the Federal Reserve Bank of New York in 2014 to identify alternative reference rates for U.S. Dollar LIBOR, has selected variations of the Secured Overnight Financing Rate (“SOFR”) to replace LIBOR. Our Amended Credit Agreement utilizes LIBOR as a benchmark for calculating the applicable interest rate, and the obligations under our Amended Credit Agreement mature after the expected cessation of LIBOR. Under the terms of our Amended Credit Agreement, the cessation of LIBOR or the announcement by the administrator of LIBOR or a governmental authority with jurisdiction over the Administrative Agent would require us to renegotiate or amend this agreement to select a replacement benchmark, which may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to or elimination of LIBOR or the establishment and use of alternative rates or benchmarks and the corresponding effects on our cost of capital.

Common Stock Investment Risks

The price of our Common Stock may fluctuate significantly.

The price of our Common Stock on the Nasdaq Global Select Market has experienced substantial price volatility in the past, including in 2020 as a result of the impacts of the COVID-19 pandemic, and may continue to do so in the future. Additionally, the Company, the automotive industry and the stock market as a whole have experienced significant stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance.  Price volatility over a given period may cause the average price at which the Company repurchases its stock to exceed the stock’s price at a given point in time. If the Company fails to meet expectations related to future growth, profitability, share repurchases or other market expectations, its stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

On December 11, 2020, the Board of Directors authorized a new stock repurchase program, pursuant to which the Company is authorized to repurchase up to $150 million of common stock over a three-year period.  Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations.  Any Company stock repurchases under the program may result in stock price and volume fluctuations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2020, we operate in over 23 locations across 13 countries, which are primarily for manufacturing, assembly, distribution, warehousing, engineering and testing. The majority of our facilities outside of the U.S., which are principally used in manufacturing, are located in China, Hungary, North Macedonia, Mexico, Ukraine and Vietnam. Our global headquarters is located in Northville, Michigan, our European headquarters is located in Odelzhausen, Germany and our Medical headquarters is located in Cincinnati, Ohio.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, however there is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2020.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the Nasdaq Global Select Market under the symbol “THRM.”

Holders

As of February 24, 2021, our Common Stock was held by 42 shareholders of record. A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other nominees.

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

Stock Repurchase Program

In December 2016, the Board of Directors authorized a three-year, $100 million stock repurchase program. In June 2018, our Board of Directors authorized an increase in the stock repurchase plan to $300 million and extended the stock repurchase plan until December 15, 2020. Such stock repurchase program had $74.2 million of repurchase authorization remaining at expiration.

On December 11, 2020, the Board of Directors authorized a new stock repurchase program (the “2020 Stock Repurchase Program”) to commence upon expiration of the prior stock repurchase program on December 15, 2020. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150 million of its issued and outstanding common stock over a three-year period, expiring December 15, 2023.

Repurchases under the 2020 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions, and may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The 2020 Stock Repurchase Program may be modified, extended or terminated at any time without prior notice.

Issuer Purchases of Equity Securities During Fourth Quarter 2020

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2020 to October 31, 2020	—	$—	—	74,225,938
November 1, 2020 to November 30, 2020	—	$—	—	74,225,938
December 1, 2020 to December 31, 2020	—	$—	—	150,000,000

(1)

The existing stock repurchase program expired on December 15, 2020.  On December 11, 2020, the Board of Directors authorized the 2020 Stock Repurchase Program to commence upon expiration of the prior stock repurchase program on December 15, 2020.

Performance Graph

The following graph reflects the comparative changes in the value from December 31, 2015 through December 31, 2020, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our Common Stock, (2) the NASDAQ Composite index, (3) the Russell 2000 Index (4) the Dow Jones U.S. Auto & Parts Index and (5) the Hemscott Auto Parts Index. Historical performance may not be indicative of future shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Gentherm Incorporated, the NASDAQ Composite Index, the Russell 2000 Index, the Dow Jones US Auto Parts Index, and Auto Parts Index

$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Gentherm Incorporated
NASDAQ Composite
Russell 2000
Dow Jones US Auto Parts
Auto Parts Index

	As of December 31,
	2015	2016	2017	2018	2019	2020
Gentherm Incorporated	$100.00	$71.41	$66.98	$84.35	$93.65	$137.59
NASDAQ Composite Index	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
Russell 2000 Index	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
Dow Jones U.S. Auto & Parts Index	$100.00	$105.41	$136.81	$94.91	$120.95	$142.12
Auto Parts Index	$100.00	$107.96	$127.57	$94.15	$126.80	$147.46

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this Report. Further, you should read the following discussion and analysis of our financial condition and results of operations together with the “Risk Factors” included elsewhere in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Forward-Looking Statements” in Part I of this Report.

Overview

Gentherm Incorporated is a global developer and marketer of innovative thermal management technologies for a broad range of heating and cooling and temperature control applications. Our products provide solutions for automotive passenger climate comfort and convenience, battery thermal management and cell connecting systems, as well as patient temperature management within the health care industry. Our automotive products can be found on the vehicles of nearly all major automotive manufacturers operating in North America and Europe and several major auto manufacturers in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. The Company is also developing a number of new technologies and products that are expected to help enable improvements to existing products and to create new product applications for existing and new markets.

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle.  Historically, new vehicle demand has been driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives.  Economic volatility or weakness, as well as geopolitical factors, in North America, Europe or Asia, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition, as we experienced in 2020 as a result of the COVID-19 pandemic, as described below. While our diversified automotive OEM customer base and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns, including the current impact of the COVID-19 pandemic, and benefit from industry upturns in the ordinary course, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.  In addition, we may be adversely impacted by volatility, weakness or slow growth in markets for hybrid electric vehicles specifically.

Recent Trends

General Economic Condition

The COVID-19 pandemic has significantly disrupted global economic activity, including the automotive market.  The COVID-19 pandemic was first identified in China around December 2019.  The impact of the outbreak quickly expanded beyond China and its surrounding region and has significantly and adversely impacted the entire global economy and automotive market in 2020.  During the first quarter of 2020, customer plants in North America and Europe were closed beginning in the second half of March due to the pandemic.  This resulted in temporary, partial closures of several of our manufacturing facilities in North America and Europe by the end of March 2020.  Customer plants and our manufacturing facilities in Asia were closed for several weeks in February and operated at reduced volumes in March, resuming production to near full capacity by the end of the first quarter, which continued throughout the remainder of the year.  However, during the second quarter of 2020, our manufacturing facilities in North America and Europe remained closed until the last week in May due to the pandemic, gradually resuming production to near full capacity in North America, and to about 70% capacity in Europe by the end of June.  During the second half of 2020, our customers’ plants were open, and our production volumes were stronger than pre-COVID levels at our manufacturing facilities.  The Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines to help ensure the safety and health of all its employees, and it continues to assess and update business continuity plans in the context of this pandemic.

The COVID-19 pandemic significantly adversely affected our operations, results of operations, financial condition, cash flows, liquidity and stock price in the first half of 2020. The second half of 2020 recovered with increased production from the first half of the year. However, the COVID-19 pandemic continues to have a significant impact on global automotive markets in 2021, in the form of supply chain and production disruptions, workforce restrictions, travel restrictions and reduced consumer spending, among other factors.  There remains substantial uncertainty regarding the global economic impact of, and the speed and shape of the recovery from, the ongoing COVID-19 pandemic, including for the global automotive industry and the resulting impact on our future operations and financial results.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. According to the forecasting firm IHS Markit (February 2021 release), global light vehicle production in 2020 in the Company’s key markets of North America, Europe, China, Japan and Korea, as compared to 2019, are shown below (in millions of units):

	2020	2019	% Change
North America	13.0	16.3	(20.2)%
Europe	16.6	21.2	(21.7)%
Greater China	23.6	24.7	(4.5)%
Japan / South Korea	11.2	13.1	(14.5)%
Total light vehicle production volume in key markets	64.4	75.3	(14.4)%

The IHS Markit (February 2021 release) forecasted light vehicle production volume in the Company’s key markets for full year 2021 to increase to 72.2 million units, a 12.1% increase from full year 2020 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts may be significantly different from period to period due to changes in macroeconomic conditions or matters specific to the automotive industry, such as the fluctuations that occurred in 2020 due to the COVID-19 pandemic.  Further, due to differences in regional product mix at our manufacturing facilities, as well as releases from customers on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of IHS Markit or other third-party sources.

Liquidity and Capital Resources

In light of the substantial economic and financial impact of the COVID-19 pandemic to date, the Company took significant actions in 2020 to address its liquidity position.  In March 2020, the Company borrowed an additional $169.5 million under its revolving credit facility to increase its cash position and provide additional financial flexibility. After the drawdown in March 2020, and through December 31, 2020, the Company repaid a net amount of $41.2 million of the amounts outstanding under the Amended Credit Agreement. As of December 31, 2020, inclusive of the net new borrowings, $186.2 million was outstanding under the Amended Credit Agreement. In January 2021, the Company repaid an additional $80.0 million of the amounts outstanding under the Amended Credit Agreement.

In addition, the Company has been prudently addressing its day-to-day operations, including reducing expenses, inventory levels and capital spending, and had deferred a portion of 2020 base salaries generally for all salaried employees. The Company terminated the salary deferral earlier than planned on September 30, 2020 due to the improved market and financial conditions.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $288.8 million remained available as of December 31, 2020 for additional borrowings under the Amended Credit Agreement subject to specified conditions that Gentherm currently satisfies. See “—Liquidity and Capital Resources” below for additional information.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During 2020, we secured an estimated $940 million of automotive new business awards. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that new business awards are an indicator of future revenue. New business awards are not projections of revenue or future business as of December 31, 2020, the date of this Report or any other date. Customer projections regularly change over time and we do not update our calculation of any new business award after the date initially communicated. Automotive new business awards in 2020 were adversely impacted by the macroeconomic changes and related uncertainties caused by the COVID-19 pandemic, but also may not convert into future customer orders similar to historical periods due to the future impacts of the COVID-19 pandemic. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties as described under “Forward-Looking Statements” in Item 1 of this Report.

Stock Repurchase Program

In December 2016, the Board of Directors authorized a three-year, $100.0 million stock repurchase program. In June 2018, our Board of Directors authorized an increase in the stock repurchase plan to $300.0 million and extended the stock repurchase plan until December 15, 2020.  In 2020, we repurchased approximately $9.1 million of shares under this plan. The repurchase authorization remaining at expiration was $74.2 million.

On December 11, 2020, the Board of Directors authorized the 2020 Stock Repurchase Program to commence upon expiration of the prior stock repurchase program on December 15, 2020. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150 million of its issued and outstanding common stock over a three-year period, expiring December 15, 2023.   In 2020, no shares were repurchased under the 2020 Stock Repurchase Program.

For further information related to our stock repurchase program, see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," and Note 15, "Equity" to the consolidated financial statements included in this Report.

Restructuring

Manufacturing Footprint Rationalization

On September 23, 2019, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. Under this plan, the Company will relocate and consolidate certain existing automotive manufacturing and, as a result, reduce the number of plants by two.  On March 20, 2020, the Company announced the initial phase of this restructuring plan, which includes the consolidation of all North American electronics manufacturing to Celaya, Mexico. This will result in the closure of the Burlington, Canada facility, and the transfer of electronics manufacturing from Acuña, Mexico.  The closure of the Burlington, Canada facility is expected to be completed mid-year 2021. During the second quarter of 2020, due to circumstances arising from the COVID-19 pandemic, management adjusted the plan to proactively manage its cash position. Adjustments to the plan have resulted in changes to the estimated number of employee separations and total costs to execute the plan.  On December 10, 2020, the Company announced the consolidation of our electronics manufacturing in Asia to Bantian, Shenzhen, China, which will result in the closure of our Longgang, Shenzhen, China facility that is expected to be completed by the end of 2021.

During the year ended December 31, 2020, the Company recognized restructuring expense of $(0.8) million for employee separation costs, $0.7 million for accelerated depreciation and $0.3 million for other costs. During the year ended December 31, 2019, the Company recognized restructuring expense of $4.9 million for employee separation costs, and $2.1 million of accelerated depreciation and fixed asset impairment.  The Company has recorded approximately $7.1 million of restructuring expenses since the inception of this program.

Under the revised restructuring plan, the Company expects to incur total costs of between $16 million and $19 million, of which between $13 million and $16 million are expected to be cash expenditures. The total expected costs include employee separation costs of between $6.5 million and $7.5 million, capital expenditures of between $3.5 million and $4.5 million and non-cash expenses for accelerated depreciation and impairment of fixed assets of approximately $3 million. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $3 million and $4 million. The actions under this plan are expected to be substantially completed by the end of 2021. The actual timing, costs and savings of the plan may differ materially from the Company’s current expectations and estimates.

GPT and CSZ-IC Restructuring

During 2019, the Company completed its plan to eliminate non-core areas of investment through the divestitures of Cincinnati Sub-Zero industrial chamber business (“CSZ-IC”) and Gentherm Global Power Technologies (“GPT”). Costs directly associated with the divestiture process were classified as Restructuring expense.  During the year ended December 31, 2019, the Company recognized $0.3 million of employee separation costs and $1.0 million of other related costs.

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the years ended December 31, 2020 and 2019, the Company recognized $5.4 million and $2.9 million of employee separation costs, respectively, and $0.2 million and $1.4 million of other related costs, respectively. In addition, during the year ended December 31, 2019, the Company recognized $0.4 million of asset impairment loss. These restructuring expenses were primarily associated with restructuring actions focused on optimizing our manufacturing and engineering footprint and the reduction of global overhead costs. The Company will continue to explore opportunities to improve its future profitability and competitiveness. These actions may result in the recognition of additional restructuring charges that could be material.

See Note 5, “Restructuring”, to our consolidated financial statements included in this Report for information about our restructuring activities.

Divestitures

Divestiture of CSZ-IC

On February 1, 2019, the Company completed the divestiture of CSZ-IC and the former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47.5 million, including $2.5 million of cash proceeds placed into an escrow account for a period of up to one year as partial security for the Company’s obligations under the sale agreement. During the year ended December 31, 2020, the Company resolved its remaining obligations under the sale agreement, and the amounts in escrow were released net of settlement for obligations under the sale agreement. For the year ended December 31, 2019, the Company recognized a $4.3 million gain on sale, which is classified in Net loss on divestitures within the consolidated statements of income.

Divestiture of GPT

On October 1, 2019, the Company completed the divesture of GPT for a nominal amount. For the year ended December 31, 2019, the Company recognized asset impairments and loss on sale totaling $27.1 million, consisting of $16.8 million of impairment on assets held for sale, $4.5 million related to impairment of an equity investment that met held for sale criteria during 2019 and $5.8 million of loss on sale, which includes $4.0 million related to the release of previously deferred foreign currency translation losses recorded in accumulated other comprehensive loss and $1.5 million related to a loan to the buyer that was considered uncollectible. These impairment charges and loss on sale are classified in Impairment loss within the consolidated statements of income.

Acquisitions

Acquisition of Stihler Electronic GmbH (“Stihler”)

On April 1, 2019, Gentherm acquired Stihler, a leading developer and manufacturer of patient and blood temperature management systems, for a purchase price of $15.5 million, net of cash acquired and including $0.7 million of contingent consideration to be paid upon achievement of a milestone that was completed in September 2020, and paid in the fourth quarter of 2020. In addition, the purchase agreement included a contingent payment of $0.7 million to be paid if the selling shareholder remains employed by Stihler through December 2020. This was completed and the payment was recorded as a component of Selling, general and administrative expenses ratably over the service period. The results of operations of Stihler are reported within the Company’s Medical segment from the date of acquisition.

Reportable Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Medical.

In 2018 and 2019, our Industrial reporting segment represented the combined results from our patient temperature management systems business (“Medical”), GPT (through its divestiture on October 1, 2019), CSZ-IC (through its divestiture on February 1, 2019) and non-automotive expenses from our advanced research and development division (through December 31, 2019). The operating results from these businesses and division previously were presented together as one reporting segment because of their historical joint concentration on identifying new markets and product applications based on thermal management technologies.

In 2020, the Industrial reporting segment was renamed the Medical reporting segment to reflect the patient temperature management business as the focus and strategic direction of this segment. Also, during 2020, the advanced research and development costs not associated with the Medical segment were moved to the Automotive segment, as this organization primarily supports the Automotive related research and development activities following the divestitures of GPT and CSZ-IC.

See Note 20 to the consolidated financial statements for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income.  The financial information used by our chief operating decision maker to assess operating performance and allocate resources is based on these reportable segments.

Results of Operations Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

This section discusses our consolidated results of operations for the years ended December 31, 2020 versus 2019. A detailed discussion of our consolidated results of operations for the years ended December 31, 2019 compared to the year ended December 31, 2018 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 20, 2020.

The results of operations for the years ended December 31, 2020 and 2019, in thousands, were as follows:

	Year Ended December 31,
	2020	2019	Favorable / (Unfavorable)
Product revenues	$913,098	$971,684	$(58,586)
Cost of sales	644,994	683,349	38,355
Gross margin	268,104	288,335	(20,231)
Operating expenses:
Research and development expenses	81,968	91,033	9,065
Reimbursed research and development expenses	(13,928)	(18,557)	(4,629)
Net research and development expenses	68,040	72,476	4,436
Selling, general and administrative expenses	105,044	118,680	13,636
Restructuring expenses	5,803	12,919	7,116
Total operating expenses	178,887	204,075	25,188
Operating income	89,217	84,260	4,957
Interest expense, net	(4,559)	(4,763)	204
Foreign currency (loss) gain	(5,439)	2,326	(7,765)
Impairment loss	—	(21,206)	21,206
Net loss on divestitures	—	(1,587)	1,587
Other income	2,337	121	2,216
Earnings before income tax	81,556	59,151	22,405
Income tax expense	21,866	10,285	(11,581)
Net income	$59,690	$48,866	$10,824

Product revenues by product category, in thousands, for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019	% Change
Climate Control Seat (CCS)	$342,550	$359,355	(4.7)%
Seat Heaters	249,665	284,174	(12.1)%
Steering Wheel Heaters	76,272	65,426	16.6%
Automotive Cables	73,997	88,031	(15.9)%
Electronics	53,238	47,542	12.0%
Battery Performance Solutions (BPS)(a)	50,901	41,498	22.7%
Other Automotive	23,375	34,199	(31.7)%
Subtotal Automotive segment	869,998	920,225	(5.5)%
Medical	43,100	36,860	16.9%
GPT	—	11,181	(100.0)%
CSZ-IC	—	3,418	(100.0)%
Subtotal Medical segment	43,100	51,459	(16.2)%
Total Company	$913,098	$971,684	(6.0)%

(a)	Battery Performance Solutions (BPS) was renamed from Battery Thermal Management (BTM), to better represent our product offerings included within this product category.

Product Revenues

Below is a summary of our Product revenues, in thousands, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,			Variance Due To:
	2020	2019	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing/Other	Total
Product revenues	$913,098	$971,684	$(58,586)	$(38,219)	$7,130	$(27,497)	$(58,586)

Product revenues for the year ended December 31, 2020 decreased 6.0% as compared to the year ended December 31, 2019. The decrease in product revenues is due to unfavorable volumes in our Automotive segment, partially offset by favorable foreign currency impacts, primarily related to the Euro, Chinese Renminbi and Korean Won. The decrease in product revenues included in Variance Due To Pricing/Other above is primarily attributable to the divestitures of CSZ-IC on February 1, 2019 and GPT on October 1, 2019, as well as decreases in customer pricing, partially offset by the acquisition of Stihler on April 1, 2019 and an increase in product revenue in our Medical segment.

Cost of Sales

Below is a summary of our Cost of sales and Gross margin, in thousands, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,			Variance Due To:
	2020	2019	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$644,994	$683,349	$38,355	$12,236	$14,711	$860	$10,548	$38,355
Gross margin	268,104	288,335	(20,231)	$(25,983)	$14,711	$7,990	$(16,949)	$(20,231)
Gross margin - Percentage of product revenues	29.4%	29.7%

Cost of sales for the year ended December 31, 2020 decreased 5.6% as compared to the year ended December 31, 2019. The decrease in cost of sales is due to volumes decreases in our Automotive segment, operational performance improvements, and favorable foreign currency impacts, primarily attributable to the Mexican Peso and Ukrainian Hryvnia. The operational performance improvements are primarily attributable to a decrease in material costs, an increase in manufacturing productivity, fixed cost savings and, partially offset by increases in freight costs. The decrease in cost of sales is also due to the following items included in Variance Due To Other above:

▪	$10.2 million decrease attributable to divested businesses (CSZ-IC and GPT);

▪	$2.7 million decrease due to various government subsidy programs globally; and
▪	$2.8 million increase attributable to Medical, including impact of the acquisition of Stihler on April 1, 2019.

Net Research and Development Expenses

Below is a summary of our Net research and development expenses, in thousands, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Favorable / (Unfavorable)
Research and development expenses	$81,968	$91,033	$9,065
Reimbursed research and development expenses	(13,928)	(18,557)	(4,629)
Net research and development expenses	$68,040	$72,476	$4,436
Percentage of product revenues	7.5%	7.5%

Net research and development expenses for the year ended December 31, 2020 decreased 6.1% as compared to the year ended December 31, 2019. The decrease in net research and development expenses is primarily related to reduced project-related spending due to cost reduction initiatives, partially offset by lower reimbursements for project-related spending.

Selling, General and Administrative Expenses

Below is a summary of our Selling, general and administrative expenses, in thousands, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Favorable / (Unfavorable)
Selling, general and administrative expenses	$105,044	$118,680	$13,636
Percentage of product revenues	11.5%	12.2%

Selling, general and administrative expenses for the year ended December 31, 2020 decreased 11.5% as compared to the year ended December 31, 2019. The decrease in selling, general and administrative expenses is primarily related to the impacts of divested businesses (CSZ-IC and GPT), the absence of CFO transition costs in 2020, as well as the impact of cost reduction initiatives and a reduction in travel expenses, partially offset by mark to market adjustments in cash settled stock appreciation rights.

Restructuring Expenses

Below is a summary of our Restructuring expenses, in thousands, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Favorable / (Unfavorable)
Restructuring expenses	$5,803	$12,919	$7,116

Restructuring expenses primarily relate to the Manufacturing Footprint Rationalization restructuring program and other discrete restructuring activities focused on optimizing our manufacturing and engineering footprint and the reduction of global overhead expenses. During the year ended December 31, 2020, the Company recognized expenses of $4.6 million for employee separation costs, $0.7 million of accelerated depreciation and asset impairment charges and $0.5 million of other related costs.  During the year ended December 31, 2019, the Company recognized expenses of $8.1 million for employee separation costs, $2.5 million of accelerated depreciation and asset impairment charges and $2.4 million of other related costs.

See Note 5, "Restructuring" of the consolidated financial statements included in this Report for additional information.

Interest Expense

Below is a summary of our Interest expense, in thousands, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Favorable / (Unfavorable)
Interest expense, net	$(4,559)	$(4,763)	$204

See Note 9, "Debt" of the consolidated financial statements included in this Report for additional information.

Foreign Currency (Loss) Gain

Below is a summary of our Foreign currency (loss) gain, in thousands, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Favorable / (Unfavorable)
Foreign currency (loss) gain	$(5,439)	$2,326	$(7,765)

Foreign currency loss for the year ended December 31, 2020, included net realized foreign currency gain of $2.2 million and unrealized net foreign currency loss of $7.6 million.

Foreign currency gain for the year ended December 31, 2019, included net realized foreign currency gain of $56 thousand and unrealized net foreign currency gain of $2.3 million.

Impairment Loss

Below is a summary of our Impairment loss, in thousands, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Favorable / (Unfavorable)
Impairment loss	$—	$(21,206)	$21,206

Impairment loss for the year ended December 31, 2019 includes the following:

▪	$16.7 million of impairment loss on assets held for sale (GPT); and
▪	$4.5 million of impairment loss for an equity investment that was sold in connection with the GPT sale.

Net Loss on Divestitures

Below is a summary of our Net loss on divestitures, in thousands, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Favorable / (Unfavorable)
Net loss on divestitures	$—	$(1,587)	$1,587

Net loss on divestitures for the year ended December 31, 2019 includes the following:

▪	$4.3 million of gain on sale of CSZ-IC; and
▪	$5.9 million of loss on sale of GPT, which includes $4.0 million related to the release of previously deferred foreign currency translation losses recorded in accumulated other comprehensive loss.

Other Income

Below is a summary of our Other income, in thousands, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Favorable / (Unfavorable)
Other income	$2,337	$121	$2,216

The increase in other income is primarily due to the gain on sale of certain patents from a non-core business in June 2020.  See Note 7, “Goodwill and Other Intangibles” of the consolidated financial statements included in this Report for additional information.

Income Tax Expense

Below is a summary of our Income tax expense, in thousands, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Favorable / (Unfavorable)
Income tax expense	$21,866	$10,285	$(11,581)

Income tax expense was $21.9 million for the year ended December 31, 2020, on earnings before income tax of $81.6 million, representing an effective tax rate of 26.8%. The tax amount included the effect of the settlement and closure of multi-year international tax audits of $3.4 million. Adjusted for the audit impacts, the effective tax rate was 22.6%.  The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the international provisions of the U.S. tax reform, such as global intangible low-tax income (“GILTI”).

Income tax expense was $10.3 million for the year ended December 31, 2019, on earnings before income tax of $59.2 million, representing an effective tax rate of 17.4%. The pre-tax earnings amount included the non-deductible impairment loss of $27.1 million. Adjusted for the impairment loss, the effective tax rate was 11.9% for 2019.  The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to (1) the international provisions of the U.S. tax reform, such as GILTI and higher tax rate jurisdictions and (2) the revised valuation of certain deferred income tax assets.

Liquidity and Capital Resources

Cash and Cash Flows

The Company historically has funded its liquidity needs primarily through cash flows from operating activities and borrowings under its Amended Credit Agreement, as well as equity and other debt financings on a more limited basis.  Prior to the COVID-19 pandemic, we were focused on a capital allocation strategy within our strategic plan that included a targeted debt-to-earnings leverage ratio and using a portion of our cash flow for Common Stock repurchases.

In light of the significant economic uncertainty and financial impact of the COVID-19 pandemic, the Company took significant actions to address its liquidity.  First, the Company has been prudently addressing its day-to-day operations, including reducing expenses, inventory levels and capital spending.  In addition, effective May 1, 2020, the Company implemented base salary deferrals until September 30, 2020, including a 30-40% deferral among executives and a 20% deferral for other salaried employees, to control expenses and conserve cash, which deferral the Company terminated earlier than planned on September 30, 2020 due to the improved market and financial conditions.  The Company also revised its non-employee director compensation program for directors elected at the 2020 annual meeting of shareholders, with all compensation being paid in restricted stock for one year.

Also, in March 2020, the Company increased its borrowings under the Amended Credit Agreement by $169.5 million as a safeguard to increase its cash position and provide additional financial flexibility. The proceeds were used for working capital and for other general corporate purposes permitted by the Amended Credit Agreement. After the drawdown in March 2020 and through December 31, 2020, the Company repaid a net amount of $41.2 million of the amounts outstanding under the Amended Credit Agreement. As of December 31, 2020, inclusive of the net new borrowings, $186.2 million was outstanding under the Amended Credit Agreement. In January 2021, the Company repaid an additional $80.0 million of the amounts outstanding under the Amended Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $288.8 million remained available as of December 31, 2020 for additional borrowings under the Amended Credit Agreement subject to specified conditions that Gentherm currently satisfies.

Further, the Company suspended its stock repurchase program in the first quarter of 2020 to preserve liquidity. The Company repurchased $9.1 million of stock earlier in the first quarter of 2020 and did not make any repurchases under the program during the remainder of 2020.  Upon expiration of the prior stock repurchase program on December 15, 2020, $74.2 million of availability remained under the program. On December 11, 2020, the Board of Directors authorized the 2020 Stock Repurchase Program to commence upon expiration of the prior program. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150 million of its issued and outstanding common stock over a three-year period, expiring December 15, 2023.

Based on the Company’s current operating plan and the foregoing actions, management believes cash and cash equivalents at December 31, 2020, together with cash flows from operating activities, and borrowing available under our Amended Credit Agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months.  However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we may need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt offerings.

A continued worldwide disruption, including from additional waves of pandemic outbreaks, from the COVID-19 pandemic, and actions that lending institutions, our customers, consumers and governmental authorities may take in response, could materially affect our future access to sources of liquidity, and there can be no assurance that such capital will be available at all or on reasonable terms.  Further, the extent to which the COVID-19 pandemic adversely affects our future financial performance and thus our cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions will resume. Even after the COVID-19 pandemic has subsided, we may continue to experience significant adverse impacts on our business, financial performance, financial condition, cash flows, liquidity and stock price for a lengthy period of time as a result of its global economic impact.

The following table represents our cash and cash equivalents and short-term investments, in thousands:

	Year Ended December 31,
	2020	2019
Cash, cash equivalents and restricted cash at beginning of period	$52,948	$39,620
Cash provided by operating activities	110,695	118,803
Cash (used in) provided by investing activities	(18,220)	5,840
Cash provided by (used in) financing activities	115,480	(108,593)
Foreign currency effect on cash and cash equivalents	7,442	(2,722)
Cash, cash equivalents and restricted cash at end of period	$268,345	$52,948

 Cash Flows From Operating Activities

We manage our cash, cash equivalents and short-term investments to fund operating requirements and preserve liquidity to take advantage of future business opportunities. The following table compares the cash flows from operating activities earned during 2020 and 2019, in thousands:

	Year Ended December 31,
	2020	2019	Change
Operating Activities:
Net income	$59,690	$48,866	$10,824
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41,114	44,246	(3,132)
Deferred income taxes	849	(7,743)	8,592
Non-cash stock based compensation	8,829	6,253	2,576
Change in defined benefit pension plans	(748)	(570)	(178)
Loss on sale of property and equipment	683	462	221
Operating lease expense	7,157	6,173	984
Gain on sale of patents	(1,978)	—	(1,978)
Impairment loss	—	21,206	(21,206)
Net loss on divestitures	—	1,587	(1,587)
Other	—	1,612	(1,612)
Net income after non-cash adjustments	115,596	122,092	(6,496)
Changes in operating assets and liabilities:
Accounts receivable, net	(46,742)	7,154	(53,896)
Inventory	(814)	(3,859)	3,045
Other assets	(18,240)	7,996	(26,236)
Accounts payable	29,960	(10,253)	40,213
Other liabilities	30,935	(4,327)	35,262
Net cash provided by operating activities	$110,695	$118,803	$(8,108)

Working Capital

The following table illustrates changes in working capital during 2020, in thousands:

Working capital at December 31, 2019	$217,159
Increase in cash, cash equivalents and restricted cash	208,693
Increase in accounts receivable	45,182
Increase in inventory	946
Decrease in tax receivables, net	(16,786)
Increase in other assets	3,486
Increase in accounts payable	(30,912)
Increase in accrued expenses and other liabilities	(2,864)
Foreign currency effect on working capital	12,718
Working capital at December 31, 2020	$437,622

The following table highlights significant transactions that contributed to the increase in cash experienced during the year ended December 31, 2020, in thousands:

Net cash provided by operating activities	$110,695
Borrowing of debt	201,194
Repayments of debt	(91,439)
Purchases of property and equipment	(17,219)
Proceeds from the exercise of Common Stock options	16,552
Cash paid for the repurchase of Common Stock	(9,092)
Other items	4,706
Increase in cash, cash equivalents and restricted cash	$215,397

Cash Flows From Investing Activities

Cash used in investing activities was $18.2 million during 2020, reflecting purchases of property and equipment of $17.2 million and the acquisition of intangible assets of $3.1 million, partially offset by $2.1 million in proceeds from the sale of patents and property and equipment.

Cash Flows From Financing Activities

Cash provided by financing activities was $115.5 million during 2020, reflecting additional borrowings on the U.S. Revolving Note totaling $201.2 million partially offset by payments of principal on the U.S. Revolving Note totaling $91.4 million.  Borrowings under the Amended Credit Agreement mature on June 27, 2024.  See Note 9, “Debt” of the consolidated financial statements included in this Report for additional information. Cash was also paid for the repurchase of Common Stock totaling $9.1 million and for cancellations of restricted stock awards totaling $1.1 million, partially offset by proceeds from the exercise of Common Stock options totaling $16.6 million.

Debt

Amended Credit Agreement

On June 27, 2019, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent. The Amended Credit Agreement amended and restated in its entirety the prior Credit Agreement. The outstanding principal and interest of the U.S. Revolving Note under the prior Credit Agreement continued and constitute obligations under the Amended Credit Agreement.

The Amended Credit Agreement increased the U.S. Revolving Note from $350.0 million to $475.0 million and extended the maturity from March 17, 2021 to June 27, 2024. The Amended Credit Agreement also provides $15.0 million availability for the issuance of letters of credit and a maximum of $40.0 million for swing line borrowing.  Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the Amended Credit Agreement.  The Company had no outstanding letters of credit issued under the Amended Credit Agreement as of December 31, 2020 and 2019.

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

The Amended Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets, merge with other companies or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio (based on consolidated EBITDA for the applicable trailing 12-month period as defined in the Amended Credit Agreement) as of the end of any fiscal quarter. The Amended Credit Agreement also contains customary events of default. As of December 31, 2020, the Company was in compliance with the terms of the Amended Credit Agreement.

Under the Amended Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (0.09% at December 31, 2020) plus 0.50%, Bank of America’s prime rate (3.25% at December 31, 2020), or the Eurocurrency rate plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (0.14% at December 31, 2020). All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio reported by the Company. As long as the Company is not in default of the terms and conditions of the Amended Credit Agreement, the lowest and highest possible Applicable Rate is 1.25% and 2.25%, respectively, for Eurocurrency Rate Loans and 0.25% and 1.25%, respectively, for Base Rate Loans.

In March 2020, the Company increased its borrowings under the Amended Credit Agreement by $169.5 million as a safeguard to increase its cash position and provide additional financial flexibility due to the COVID-19 pandemic. The proceeds have been and will continue to be used for working capital and for other general corporate purposes permitted by the Amended Credit Agreement. After the drawdown in March 2020 and through December 31, 2020, the Company repaid a net amount of $41.2 million of the amounts outstanding under the Amended Credit Agreement. In January 2021, the Company repaid an additional $80.0 million of the amounts outstanding under the Amended Credit Agreement. As of December 31, 2020, inclusive of the net new borrowings in 2020, $186.2 million was outstanding under the Amended Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $288.8 million remained available as of December 31, 2020 for additional borrowings under the Amended Credit Agreement subject to specified conditions that Gentherm currently satisfies.

DEG Vietnam Loan

The Company also has a fixed interest rate loan with the German Investment Corporation (“DEG”), a subsidiary of KfW Banking Group, a Germany government-owned development bank.  The fixed interest rate senior loan agreement with DEG was used to finance the construction and set up of the Vietnam production facility (“DEG Vietnam Loan”).  The DEG Vietnam Loan is subject to semi-annual principal payments that began November 2017 and will end May 2023.  Under the terms of the DEG Vietnam Loan, the Company must maintain a minimum Enhanced Equity Ratio, as defined by the DEG Vietnam Loan agreement, based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Vietnam Co. Ltd. As of December 31, 2020, the Company was in compliance with all terms as outlined in the DEG Vietnam Loan.

The following table summarizes the Company’s debt at December 31, 2020 (dollars in thousands).

	December 31,
	2020		2019
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Amended Credit Agreement:
U.S. Revolving Note (U.S. Dollar Denominations)	1.65%	$171,500	3.05%	$50,000
U.S. Revolving Note (Euro Denominations)	1.50%	14,684	1.25%	21,874
DEG Vietnam Loan	5.21%	6,250	5.21%	8,750
Total debt		192,434		80,624
Current maturities		(2,500)		(2,500)
Long-term debt, less current maturities		$189,934		$78,124

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. These estimates and assumptions include, but are not limited to:

•	Product revenues;
•	Impairments of goodwill and other intangible assets;
•	Accrued warranty costs;
•	Income taxes;
•	Stock compensation; and

Revenue Recognition

Revenue is recognized from agreements containing enforceable rights and obligations, when promised goods are delivered or services are completed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of sales.

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

Impairments of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is tested for impairment at least annually as of December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In conducting our annual impairment assessment testing, we first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.

The Company utilizes an income statement approach to estimate the fair value of a reporting unit and a market valuation approach to further support this analysis. The income statement approach is based on projected debt-free cash flow that is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based on the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt (“cost of capital”) derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income statement approach provides a reasonable estimate of the fair value of a reporting unit.

The Company performs its indefinite-lived intangible asset impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Stock Based Compensation

We account for grants of employee stock options, time-based restricted stock units and restricted stock as compensation expense based upon the fair value on the date of grant and such expense is recognized over the vesting condition, either based on a period of service or based on the performance of a specific achievement.

We also have granted restricted stock units measured based on either a target return on invested capital ratio (“ROIC”), as defined in the award agreement, for a specified fiscal year, or the Company’s common stock market price returning a target total shareholder return (“TSR”), as defined, during a specific three-year measurement period. Upon achievement of the performance measurement, performance-based restricted stock units (“PSUs”) cliff vest after three years. Under FASB ASC Topic 718, the provisions of the PSUs that vest upon the achievement of relative TSR are considered a market condition, and therefore the effect of that market condition is reflected in the grant date fair value for this portion of the award. A third party was engaged to complete a “Monte Carlo simulation” to account for the market condition.  That simulation takes into account the beginning stock price of our common stock, the expected volatilities for the TSR comparator group, the expected volatilities for the Company’s stock price, correlation coefficients, the expected risk-free rate of return and the expected dividend yield of the Company and the comparator group.  The single grant-date fair value computed by this valuation method is recognized by the Company in accounting for the awards regardless of the actual future outcome of the relative TSR feature. The grant date fair value of the other PSUs and RSUs are calculated as the closing price of our common stock as quoted on Nasdaq on the grant date multiplied by the number of shares subject to the award. ROIC is considered a performance condition and the grant-date fair value for ROIC PSUs corresponds with management's expectation of the probable outcome of the performance condition as of the grant date.

Stock appreciation rights (“SARs”) are also an award type granted under our management incentive program and they are accounted for using the liability method since they are settled in cash, which requires mark-to-market adjustments based on the current trading price of Gentherm Common Stock to be recognized in statements of income.

Recent Accounting Pronouncements

For a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations, as well as significant accounting standards that have been adopted during the year ended December 31, 2020, see Note 3, “New Accounting Pronouncements” to the consolidated financial statements included in this Report.

Off-Balance Sheet Arrangements

At December 31, 2020, we do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our financial condition or results of operations.

Effects of Inflation

The automotive component supply industry is subject to inflationary pressures with respect to raw materials and labor, which have historically placed operational and financial burdens on the entire supply chain. Accordingly, the Company continues to take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with customers include collaboration on alternative product designs and material specifications, contractual price escalation clauses on specified materials and negotiated customer recoveries. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressure.

Contractual Obligations and Commitments

The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2020.  We have not included information on our recurring purchases of materials for use in our manufacturing operations.  These amounts are generally consistent from year to year, closely reflect our levels of production and are not long-term in nature:

	Payments Due by Period
Contractual Obligations (in thousands)	Total	2021	2022 & 2023	2024 & 2025	Thereafter
Long-term debt obligations (1)	$192,434	$2,500	$3,750	$186,184	$—
Operating lease obligations	$35,303	$7,316	$10,049	$7,477	$10,461
Purchase commitments	2,500	2,500	—	—	—
Total	$230,237	$12,316	$13,799	$193,661	$10,461

(1)	Long-term debt obligations do not include an amount payable for interest.

The Company does not have any outstanding capital lease agreements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is one year. We had foreign currency derivative contracts with a notional value of $13.3 million and $14.4 million outstanding at December 31, 2020 and 2019, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be approximately $1.3 million and $1.4 million as of December 31, 2020 and 2019, respectively. The potential gain in fair value from a hypothetical 10% change in quoted currency exchange rates would be approximately $1.6 million and $1.7 million as of December 31, 2020 and 2019, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

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

Information related to the fair values of derivative instruments in our consolidated balance sheet as of December 31, 2020 is as follows (in thousands):

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$1,513	Other current liabilities	$—	$1,513

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

Information related to the effect of derivative instruments on our consolidated statements of income and statements of comprehensive income is as follows (in thousands):

		Year Ended December 31,
	Location	2020	2019
Foreign currency derivatives	Cost of sales	$(1,629)	$1,976
	Other comprehensive income	272	1,151
	Foreign currency loss	(118)	(46)
Total foreign currency derivatives		$(1,475)	$3,081

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

	Expected Maturity Date
	2021	2022	2023	2024	2025	2026	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate (€EUR)	$—	$—	$—	$14,684	$—	$—	$14,684	$14,684
Variable interest rate as of December 31, 2020				1.50%			1.50%
Variable rate ($USD)	$—	$—	$—	$171,500	$—	$—	$171,500	$171,500
Variable interest rate as of December 31, 2020				1.65%			1.65%
Fixed rate ($USD)	$2,500	$2,500	$1,250	$—	$—	$—	$6,250	$6,360
Fixed interest rate	5.21%	5.21%	5.21%				5.21%

The fair value of our fixed-rate debt at December 31, 2020 and 2019 was $6.4 million and $8.8 million, respectively. The fair value of our variable-rate debt at December 31, 2020 and 2019 was $186.2 million and $71.9 million, respectively. A hypothetical 100 basis point change (increase or decrease) in interest rates would create an estimated change in fair value of our fixed-rate debt of approximately $0.1 million as of December 31, 2020. A hypothetical 100 basis point change in interest rates on our variable-rate debt would change interest expense on an annual basis by approximately $0.9 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2021	Total	Fair Value
USD Functional Currency
Forward Exchange Agreements:
(Receive $MXN / Pay $USD)
Total contract amount	$13,299	$13,299	$1,513
Average contract rate	22.56	22.56

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The attestation report of the Company’s independent registered public accounting firm, regarding the effectiveness of the Company’s internal control over financial reporting, is set forth in Item 15, "Exhibits and Financial Statement Schedules," included under the caption "Report of Independent Registered Public Accounting Firm".

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2021 annual meeting of shareholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1 – Election of Directors”, “Board Matters – The Board of Directors”, “Board Matters – Significant Refreshment of Standing Committees of the Board”, “Board Matters – Corporate Governance”,  “Executive Officers”, “Additional  Information – Delinquent Section 16(a) Reports” and “Additional Information – Requirements for Submission of Shareholder Proposals and Nominations for 2022 Annual Meeting.”

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

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Related Person Transactions” and “Proposal No. 1 – A Board Substantially Consisting of Independent Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Audit Committee Matters.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1.	Financial Statements.

The following financial statements of the Company and reports of independent accountants are included in Item 15 of this Annual Report:

2.	Financial Statement Schedule.

The following Schedule to Financial Statements is included herein:

Schedule II — Valuation and Qualifying Accounts.

3.	Exhibits.

The exhibits to this Report are as follows:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
4	Description of Securities		10-K	12/31/19	4	2/20/20
10.1.1**	Summary of Non-Employee Director Compensation		10-K	12/31/18	10.1	2/26/19
10.1.2**	Amendment No. 1 to Summary of Non-Employee Director Compensation		10-Q	6/30/2020	10.8	8/4/2020
10.2**	Amended and Restated Gentherm Incorporated 2019 Senior Level Performance Bonus Plan		10-K	12/31/18	10.2	2/26/19
10.3**	Gentherm Incorporated Second Half 2020 Senior Level Performance Bonus Plan		8-K		10.1	10/6/20
10.4.1*	2006 Equity Incentive Plan		Schedule 14A		A	4/24/06
10.4.2**	First Amendment to 2006 Equity Incentive Plan		10-K	12/31/06	10.3.2	2/20/07
10.4.3**	Second Amendment to 2006 Equity Incentive Plan		8-K		10.1	3/20/07
10.4.4**	Third Amendment to 2006 Equity Incentive Plan		Schedule 14A		B	4/20/09
10.4.5**	Fourth Amendment to 2006 Equity Incentive Plan		8-K		10.8	3/31/11
10.4.6**	Fifth Amendment to 2006 Equity Incentive Plan		10-K	12/31/11	10.3.6	3/15/12
10.4.7**	Sixth Amendment to 2006 Equity Incentive Plan		8-K		10.2	5/20/13
10.5.1**	2011 Equity Incentive Plan		Schedule 14A		A	5/20/11
10.5.2**	First Amendment to 2011 Equity Incentive Plan		10-K	12/31/11	10.3.8	3/15/12
10.5.3**	Second Amendment to 2011 Equity Incentive Plan		8-K		10.3	5/11/12
10.5.4**	Third Amendment to 2011 Equity Incentive Plan		8-K		10.3	5/20/13
10.6.1**	2013 Equity Incentive Plan		Schedule 14A		A	4/22/13
10.6.2**	Amendment to the Gentherm Incorporated 2013 Equity Incentive Plan		8-K		10.2	5/19/17
10.6.3**	Second Amendment to the Gentherm Incorporated 2013 Equity Incentive Plan, effective as of May 21, 2020		8-K		10.1	5/26/20
10.6.4**	Form of Stock Option Award Agreement under the 2013 Equity Incentive Plan		8-K		10.1	6/27/13
10.6.5**	Form of Stock Appreciation Right Award Agreement under the 2013 Equity Incentive Plan		8-K		10.2	6/27/13
10.6.6**	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Plan		8-K		10.3	6/27/13
10.6.7**	Form of Restricted Stock Award Agreement (Retention Award) under the 2013 Equity Incentive Plan		8-K		10.1	10/4/17
10.6.8**	Form of Restricted Stock Unit Award Agreement (Performance-Based) under the 2013 Equity Incentive Plan		8-K		10.1	6/13/18
10.6.9**	Form of Restricted Stock Unit Award Agreement (Time-Based) under the 2013 Equity Incentive Plan		8-K		10.2	6/13/18

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.6.10**	Form of Restricted Stock Unit Award Agreement (Performance-Based) under the 2013 Equity Incentive Plan – Anversa		8-K		10.2	12/12/18
10.6.11**	Form of Restricted Stock Unit Award Agreement (Time-Based) under the 2013 Equity Incentive Plan – Anversa		8-K		10.3	12/12/18
10.6.12**	Form of Restricted Stock Unit Award Agreement (Performance-Based) under the 2013 Equity Incentive Plan (effective as of 2020 grants)		10-Q	3/31/2020	10.1	5/7/2020
10.6.13**	Form of Restricted Stock Unit Award Agreement (Time-Based) under the 2013 Equity Incentive Plan (effective as of 2020 grants)		10-Q	3/31/2020	10.2	5/7/2020
10.6.14**	Form of Restricted Stock Award Agreement (Director) under the Gentherm Incorporated 2013 Equity Incentive Plan		10-Q	6/30/2020	10.7	8/4/2020
10.7.1	Amended and Restated Credit Agreement, dated as of June 27, 2019, by and among Gentherm Incorporated, Gentherm (Texas), Inc., Gentherm Licensing, Limited Partnership, Gentherm Medical, LLC, Gentherm GmbH, Gentherm Enterprises GmbH, Gentherm Licensing GmbH, Gentherm Global Power Technologies Inc. and Gentherm Canada ULC, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer.		8-K		10.1	6/28/19
10.7.2	Amended and Restated Pledge and Security Agreement, dated as of June 27, 2019, by and among Gentherm Incorporated, Gentherm Licensing, Limited Partnership, Gentherm (Texas), Inc., Gentherm Medical, LLC, Gentherm Properties I, LLC, Gentherm Properties II, LLC and Bank of America, N.A.		8-K		10.2	6/28/19
10.7.3	First Amendment to Amended and Restated Credit Agreement, dated as of October 7, 2019 and effective as of October 1, 2019, by and among Gentherm Incorporated, Gentherm Licensing, Limited Partnership, Gentherm (Texas), Inc., Gentherm Medical, LLC, Gentherm Properties I, LLC, Gentherm Properties II, LLC and Bank of America, N.A.		10-K	12/31/19	10.6.3	2/20/20
10.8.1**	Employment Contract between Gentherm Incorporated and Phillip Eyler, dated as of September 18, 2017		8-K		10.1	10/3/17
10.8.2**	Amendment to Employment Terms between Gentherm Incorporated and Phillip Eyler, dated as of December 7, 2018		8-K		10.1	12/7/18
10.8.3**	Second Amendment to Employment Terms between Gentherm Incorporated and Phillip Eyler dated as of April 21, 2020		10-Q	6/30/2020	10.4	8/4/2020
10.9.1**	Offer Letter between Gentherm Incorporated and Matteo Anversa, dated as of October 22, 2018		8-K		10.1	12/12/18
10.9.2**	First Amendment to Offer Letter Agreement between Gentherm Incorporated and Matteo Anversa dated as of April 21, 2020		10-Q	6/30/2020	10.5	8/4/2020
10.10**	Employment Contract between Gentherm GmbH and Thomas Stocker, effective September 1, 2019		10-Q	9/30/19	10.1	10/29/19
10.11**	Offer Letter between Gentherm Incorporated and Hui (Helen) Xu, effective November 4, 2019		10-K	12/31/19	10.11	2/20/20
10.12**	Offer Letter between Gentherm Incorporated and Yijing Brentano, effective February 23, 2018		10-K	12/31/19	10.12	2/20/20

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.13**	Offer Letter between Gentherm Incorporated and Barb Runyon dated June 18, 2018		10-Q	6/30/2020	10.1	8/4/2020
10.14.1**	Executive Relocation and Employment Agreement between Gentherm Incorporated and Paul Giberson dated June 6, 2019		10-Q	6/30/2020	10.2	8/4/2020
10.14.2**	First Amendment to Executive Relocation and Employment Agreement between Gentherm Incorporated and Paul Giberson dated as of April 21, 2020		10-Q	6/30/2020	10.3	8/4/2020
10.15.1**	Amended and Restated Gentherm Incorporated Deferred Compensation Plan, dated May 20, 2019 (and effective January 1, 2019)		10-Q	6/30/19	10.4	7/26/19
10.15.2**	Deferred Compensation Agreement, between Gentherm Incorporated and Phillip Eyler, dated as of December 31, 2018.		8-K		10.2	1/4/19
16.1	Letter from Grant Thornton LLP		8-K		16	1/31/20
16.2	Letter from Grant Thornton LLP		8-K/A		16	2/26/20
21	List of Subsidiaries (Direct and Indirect) of the Company	X
23.1	Consent of Ernst & Young LLP	X
23.2	Consent of Grant Thornton LLP	X
24	Power of Attorney	X
31.1	Section 302 Certification - CEO	X
31.2	Section 302 Certification – CFO	X
32.1	Section 906 Certification – CEO	X
32.2	Section 906 Certification - CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Date File – the cover page XBRL tags are embedded within the Inline XBRL document	X

*	Gentherm Incorporated agrees to furnish any omitted schedules or exhibits upon the request of the Securities and Exchange Commission.
**	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Gentherm Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Gentherm Incorporated (the Company) as of December 31, 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill – Medical
Description of the Matter

As of December 31, 2020, the Company’s goodwill related to the medical reporting unit (segment) was $28.5 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually as of December 31 and whenever events or changes in circumstances indicate that it is more likely than not that a reporting unit’s fair value is less than it’s carrying amount.

Auditing management’s annual goodwill impairment assessment for the medical reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimates used in the valuation of the medical reporting unit were sensitive to significant assumptions, such as changes in the discount rate, revenue growth rates, including the terminal growth rate and operating margins, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual goodwill assessment, and annual forecasting process whereby the Company develops significant assumptions that are used in its analyses.  This included controls over management's review of the valuation model and the significant assumptions used in the fair value measurements discussed above.

To test the estimated fair value of the Company’s medical reporting unit, we performed audit procedures that included, among others, assessing the methodologies used and directly testing the significant assumptions and the underlying data used by the Company in its analysis, including assessing the completeness and accuracy of such underlying data. We utilized internal valuation specialists to assist in the evaluation of the assumptions and other relevant information that are most significant to the fair value estimate of the reporting unit such as assessing the fair value methodologies applied and evaluating the reasonableness of the discount rate selected by management. We compared the significant assumptions used by management to current industry and economic trends, historical performance, guideline public companies in the same industry and strategic plans. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2020.

Detroit, Michigan

March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Gentherm Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Gentherm Incorporated’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gentherm Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ ERNST & YOUNG LLP

Detroit, Michigan

March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Gentherm Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Gentherm Incorporated (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2007 to 2020.

Southfield, Michigan

February 20, 2020 (except for the section of Note 2 entitled Revision of Prior Period Financial Statements, Note 18 and Note 20, as to which the date is March 1, 2021)

GENTHERM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$268,345	$50,443
Restricted cash	—	2,505
Accounts receivable, net	211,672	159,710
Inventory, net	122,401	118,479
Other current assets	41,188	42,726
Total current assets	643,606	373,863
Property and equipment, net	152,581	160,605
Goodwill	68,024	64,572
Other intangible assets, net	46,421	49,783
Operating lease right-of-use assets	30,642	11,587
Deferred income tax assets	73,912	69,096
Other non-current assets	7,653	9,326
Total assets	$1,022,839	$738,832
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$116,043	$83,035
Current lease liabilities	6,032	4,586
Current maturities of long-term debt	2,500	2,500
Other current liabilities	81,409	66,583
Total current liabilities	205,984	156,704
Long-term debt, less current maturities	189,934	78,124
Non-current lease liabilities	24,233	6,751
Pension benefit obligation	8,163	8,057
Other non-current liabilities	8,194	5,100
Total liabilities	$436,508	$254,736
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 32,921,341 and 32,674,354 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	121,073	102,507
Paid-in capital	7,458	10,852
Accumulated other comprehensive loss	(14,982)	(42,355)
Accumulated earnings	472,782	413,092
Total shareholders’ equity	586,331	484,096
Total liabilities and shareholders’ equity	$1,022,839	$738,832

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Product revenues	$913,098	$971,684	$1,048,505
Cost of sales	644,994	683,349	743,647
Gross margin	268,104	288,335	304,858
Operating expenses:
Research and development expenses	81,968	91,033	98,663
Reimbursed research and development expenses	(13,928)	(18,557)	(18,763)
Net research and development expenses	68,040	72,476	79,900
Selling, general and administrative expenses	105,044	118,680	137,398
Restructuring expenses	5,803	12,919	14,772
Total operating expenses	178,887	204,075	232,070
Operating income	89,217	84,260	72,788
Interest expense, net	(4,559)	(4,763)	(4,942)
Foreign currency (loss) gain	(5,439)	2,326	622
Impairment loss	—	(21,206)	(11,476)
Net loss on divestitures	—	(1,587)	—
Other income	2,337	121	1,127
Earnings before income tax	81,556	59,151	58,119
Income tax expense	21,866	10,285	16,220
Net income	$59,690	$48,866	$41,899
Basic earnings per share	$1.83	$1.48	$1.17
Diluted earnings per share	$1.81	$1.47	$1.16
Weighted average number of shares – basic	32,666	33,120	35,921
Weighted average number of shares – diluted	33,028	33,298	36,177

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$59,690	$48,866	$41,899
Other comprehensive income (loss):
Cumulative effect of accounting change due to ASU 2018-02	—	—	(40)
Pension benefit obligations	(80)	(1,032)	76
Foreign currency translation adjustments	27,242	(2,722)	(19,602)
Unrealized gain on foreign currency derivative securities, net of tax	211	899	796
Unrealized loss on commodity derivative securities, net of tax	—	—	(286)
Other comprehensive income (loss), net of tax	27,373	(2,855)	(19,056)
Comprehensive income	$87,063	$46,011	$22,843

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2017	36,761	$265,048	$15,625	$(20,444)	$293,645	$553,874
Cumulative effect of accounting change due to adoption of ASU 2014-09	—	—	—	—	(3,264)	(3,264)
Cumulative effect of accounting change due to adoption of ASU 2016-16	—	—	—	—	31,645	31,645
Cumulative effect of accounting change due to adoption of ASU 2018-02	—	—	—	(40)	40	—
Net income	—	—	—	—	41,899	41,899
Other comprehensive loss	—	—	—	(19,016)	—	(19,016)
Stock compensation, net	566	23,326	(691)	—	—	22,635
Stock repurchase	(3,470)	(148,074)	—	—	—	(148,074)
Balance at December 31, 2018	33,857	140,300	14,934	(39,500)	363,965	479,699
Cumulative effect of accounting change due to adoption of ASU 2016-02	—	—	—	—	261	261
Net income	—	—	—	—	48,866	48,866
Other comprehensive loss	—	—	—	(2,855)	—	(2,855)
Stock compensation, net	412	25,490	(4,082)	—	—	21,408
Stock repurchase	(1,595)	(63,283)	—	—	—	(63,283)
Balance at December 31, 2019	32,674	102,507	10,852	(42,355)	413,092	484,096
Net income	—	—	—	—	59,690	59,690
Other comprehensive income	—	—	—	27,373	—	27,373
Stock compensation, net	493	27,658	(3,394)	—	—	24,264
Stock repurchase	(246)	(9,092)	—	—	—	(9,092)
Balance at December 31, 2020	32,921	$121,073	$7,458	$(14,982)	$472,782	$586,331

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$59,690	$48,866	$41,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,114	44,246	50,638
Deferred income taxes	849	(7,743)	6,699
Non-cash stock based compensation	8,829	6,253	9,047
Change in defined benefit pension plans	(748)	(570)	82
Loss on sale of property and equipment	683	462	2,602
Operating lease expense	7,157	6,173	—
Gain on sale of patents	(1,978)	—	—
Impairment loss	—	21,206	11,476
Net loss on divestitures	—	1,587	—
Other	—	1,612	—
Changes in assets and liabilities:
Accounts receivable, net	(46,742)	7,154	3,023
Inventory	(814)	(3,859)	(7,689)
Other assets	(18,240)	7,996	(4,428)
Accounts payable	29,960	(10,253)	12,380
Other liabilities	30,935	(4,327)	(7,295)
Net cash provided by operating activities	110,695	118,803	118,434
Investing Activities:
Purchases of property and equipment	(17,219)	(23,729)	(41,541)
Acquisition of intangible assets	(3,141)	—	—
Proceeds from the sale of patents and property and equipment	2,140	219	799
Proceeds from divestiture of businesses, net	—	44,173	—
Acquisition of subsidiary, net of cash acquired	—	(14,823)	(15)
Net cash (used in) provided by investing activities	(18,220)	5,840	(40,757)
Financing Activities:
Borrowing of debt	201,194	37,812	94,679
Repayments of debt	(91,439)	(96,999)	(99,460)
Cash paid for the repurchase of Common Stock	(9,092)	(63,283)	(148,074)
Proceeds from the exercise of Common Stock options	16,552	16,557	14,777
Cash paid for the cancellation of restricted stock	(1,117)	(1,402)	(1,188)
Acquisition contingent consideration payment	(618)	—	—
Cash paid for financing costs	—	(1,278)	—
Net cash provided by (used in) financing activities	115,480	(108,593)	(139,266)
Foreign currency effect	7,442	(2,722)	(1,963)
Net increase (decrease) in cash, cash equivalents and restricted cash	215,397	13,328	(63,552)
Cash, cash equivalents and restricted cash at beginning of period	52,948	39,620	103,172
Cash, cash equivalents and restricted cash at end of period	$268,345	$52,948	$39,620
Supplemental disclosure of cash flow information:
Cash paid for taxes	$5,013	$11,008	$23,159
Cash paid for interest	$4,204	$4,462	$5,027

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — Overview

Gentherm Incorporated is a global developer and marketer of innovative thermal management technologies for a broad range of heating and cooling and temperature control applications. Unless the context otherwise requires, the terms “Gentherm”, “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated and its consolidated subsidiaries. Our products provide solutions for automotive passenger climate comfort and convenience, battery thermal management and cell connecting systems, as well as patient temperature management within the health care industry. Our automotive products can be found on the vehicles of nearly all major automotive manufacturers operating in North America and Europe and several major automotive manufacturers in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. The Company is also developing a number of new technologies and products that is expected to help enable improvements to existing products and to create new product applications for existing and new markets.

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

Impact of COVID-19

The COVID-19 pandemic has significantly disrupted global economic activity, including the automotive market.  The COVID-19 pandemic was first identified in China around December 2019.  The impact of the outbreak quickly expanded beyond China and its surrounding region and has significantly and adversely impacted the entire global economy and automotive market in 2020.  During the first quarter of 2020, customer plants in North America and Europe were closed beginning in the second half of March due to the pandemic.  This resulted in temporary, partial closures of several of our manufacturing facilities in North America and Europe by the end of March 2020.  Customer plants and our manufacturing facilities in Asia were closed for several weeks in February and operated at reduced volumes in March, resuming production to near full capacity by the end of the first quarter, which continued throughout the second quarter.  However, during the second quarter of 2020, our manufacturing facilities in North America and Europe remained closed until the last week in May due to the pandemic, gradually resuming production to near full capacity in North America, and to about 70% capacity in Europe by the end of June.  During the second half of 2020, our customers’ plants were open, and our production volumes were stronger than pre-COVID levels at our manufacturing facilities.  The Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines to help ensure the safety and health of all its employees, and it continues to assess and update business continuity plans in the context of this pandemic.  The consequences of the pandemic and adverse impact to the economy continue to evolve and the future adverse impact on our business and financial statements remains subject to significant uncertainty as of the date of this filing.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period amounts have been reclassified to conform to current period presentation. In 2020, the Industrial reporting segment was renamed the Medical reporting segment to reflect the patient temperature management business as the focus and strategic direction of this segment, and the advanced research and development organization was moved to the Automotive segment. See below under “Segment Reporting” in this footnote and Note 20, “Segment Reporting” for further details.

Revision of Prior Period Financial Statements

During the fourth quarter of 2020, management determined that certain deferred tax assets were not properly evaluated for realizability under ASC Topic 740, Income Taxes which resulted in an immaterial error that affected previously issued financial statements for the year ended December 31, 2019. In accordance with ASC 250: Accounting Changes and Error Corrections (“ASC

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

250”), we have corrected the error by revising the historical consolidated financial statements and related disclosures for the year ended December 31, 2019.

Management evaluated the effect of the adjustment on the Company’s financial statements under provision ASC 250, Staff Accounting Bulletin  No. 99: Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the adjustment made was immaterial to the previously issued financial statements for the year ended December 31, 2019. The impact to the consolidated statements of income for the year ended December 31, 2019 and the consolidated balance sheet as of December 31, 2019 is as follows:

	Year Ended December 31, 2019
	As Reported	Adjustment	As Revised
Income Statement:
Earnings before income tax	$59,151	$—	$59,151
Income tax expense	21,645	(11,360)	10,285
Net income	37,506	11,360	48,866

Basic EPS	$1.13	$0.35	$1.48
Diluted EPS	$1.13	$0.34	$1.47

	December 31, 2019
	As Reported	Adjustment	As Revised
Balance Sheet:
Deferred income tax asset - long term	$57,650	$11,446	$69,096
Total non-current assets	353,523	11,446	364,969
Total assets	727,386	11,446	738,832

Accumulated other comprehensive (loss) income	(42,441)	86	(42,355)
Accumulated earnings	401,732	11,360	413,092
Total shareholders' equity	$727,386	$11,446	$738,832

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Segment Reporting

The Company has two reportable segments: Automotive, which includes automotive climate comfort systems, automotive cable systems, battery performance solutions and automotive electronic and software systems; and Medical.

In 2018 and 2019, our Industrial reporting segment represented the combined results from our patient temperature management systems business (“Medical”), remote power generation systems business, Gentherm Global Power Technologies (“GPT”) (through its divestiture on October 1, 2019), environmental test equipment business, Cincinnati Sub Zero industrial chamber business (“CSZ-IC”) (through its divestiture on February 1, 2019) and our advanced research and development division. The operating results from these businesses and division previously were presented together as one reporting segment because of their historical joint concentration on identifying new markets and product applications based on thermal management technologies.

In 2020, the Industrial reporting segment was renamed the Medical reporting segment to reflect the patient temperature management business as the focus and strategic direction of this segment. Also, during 2020, the advanced research and development costs not associated with the Medical segment were moved to the Automotive segment, as this organization primarily supports the Automotive related research and development activities following the divestitures of GPT and CSZ-IC.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $1,805 and $1,893 as of December 31, 2020 and 2019, respectively. These amounts are recorded in Other current assets and are being amortized into Product revenues over the expected production life of the program. During the year ended December 31, 2020 and 2019, $263 and $1,006, respectively, was amortized into Product revenues.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation.  The Company had Cash and cash equivalents of $106,598 and $35,735 held in foreign jurisdictions as of December 31, 2020 and 2019, respectively. Restricted cash includes cash that is legally restricted as to use or withdrawal.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Disclosures About Fair Value of Financial Instruments

The carrying amounts of financial instruments comprising cash and cash equivalents, short-term investments and accounts receivable approximate fair value because of the short maturities of these instruments. The carrying amount of the Company’s U.S. Revolving Note approximates its fair value because interest charged on the loan balance is variable.  See Note 14 for information about the techniques used to assess the fair value of financial assets and liabilities, including our fixed rate debt instruments.

Concentration of Credit Risk

Financial assets, which subject the Company to concentration of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. Cash equivalents consist primarily of money market funds managed by major financial services companies. The credit risk for these cash equivalents is considered low. The Company does not require collateral from its customers. As of December 31, 2020, Lear and Adient both individually represented 18% of the Company’s accounts receivable balance.  As of December 31, 2019, Lear and Adient both individually represented 21% of the Company’s accounts receivable balance. These accounts are currently in good standing.

Accounts Receivable

Accounts receivable are stated at the invoiced amount, less allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest. The Company determines the allowances based on historical write-off experience by industry and regional economic data, current expectations of future credit losses and historical cash discounts. The Company’s accounts receivables are continually assessed for collectability and any allowance is recorded based upon the age of outstanding receivables, historical payment experience and customer creditworthiness. We write-off accounts receivable when they become uncollectible. The allowance for doubtful accounts was $1,161 and $1,193 as of December 31, 2020 and 2019, respectively.

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

Property and Equipment

Property and equipment, including additions and improvements, are recorded at cost less accumulated depreciation. Expenditures for general repairs and maintenance are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as Operating income or expense.

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

The Company recognized depreciation expense of $31,037, $33,639 and $36,270 for the years ended December 31, 2020, 2019 and 2018, respectively.

Tooling

The Company incurs costs related to tooling used in the manufacture of products sold to its customers. In some cases, the Company enters into contracts with its customers whereby the Company incurs the costs to design, develop and purchase tooling and is then reimbursed by the customer under a reimbursement contract. Tooling costs that will be reimbursed by customers are included in Other current assets at the lower of accumulated cost or the customer reimbursable amount. As of December 31, 2020 and 2019, respectively, $4,831 and $5,347 of reimbursable tooling was capitalized within Other current assets. Company-owned tooling is included in Property and equipment and depreciated over its expected useful life, generally two to ten years. Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions, where appropriate, for tooling costs that will not be recovered.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets recorded in conjunction with business combinations are based on the Company’s estimate of fair value, as of the date of acquisition.

Amortization is computed using the straight-line method. The fair value and corresponding useful lives for acquired intangible assets are listed below as follows:

Asset Category	Useful Life
Customer relationships	6 to 15 years
Technology	4 to 8 years
Product development costs	1 to 15 years
Trade names	Indefinite

Our business strategy largely centers on designing products based upon internally developed and purchased technology, and we protect certain technology with patents that have value to our business strategy.  Our policy is to expense all costs associated with the development and issuance of new patents as incurred. Such costs are classified as research and development expenses in our consolidation statements of income.

Patents purchased as part of a business combination are capitalized based on their fair values.  Periodically we review the recoverability and remaining lives of our capitalized patents.  If necessary, we make adjustments to reported amounts based upon unfavorable impacts from market conditions, the emergence of competitive technologies or changes in our projected business plans.

Impairments of Long-Lived Assets, Other Intangible Assets and Goodwill

Goodwill is tested for impairment at least annually as of December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In conducting our annual impairment assessment testing, we first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.

The Company utilizes an income statement approach to estimate the fair value of a reporting unit and a market valuation approach to further support this analysis (level 3). The income statement approach is based on projected debt-free cash flow that is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based on the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt (“cost of capital”) derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income statement approach provides a reasonable estimate of the fair value of a reporting unit.

The Company performs its indefinite-lived intangible asset impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Leases

The Company has operating leases for office, manufacturing and research and development facilities, as well as land leases for certain manufacturing facilities that are accounted for as operating leases. We also have operating leases for office equipment and automobiles. Excluding land leases, our leases have remaining lease terms ranging from less than 1 year to 11 years and may include options to extend the lease.  Land leases have remaining lease terms that range from 40 to 42 years and some which specify that the end of the lease term is at the discretion of the lessee. We do not have lease arrangements with related parties.

The Company determines whether a contractual arrangement is or contains a lease at inception. Leases that are operating in nature are recognized in Operating lease right-of-use assets, Current lease liabilities and Non-current lease liabilities on our consolidated balance sheets. Gentherm is not currently party to any leases that qualify as financing leases.

Lease liabilities are measured initially at the present value of the sum of the future minimum rental payments at the commencement date of the lease. Lease payments that will vary in the future due to changes in facts and circumstances are excluded from the calculation of rental payments, unless those variable payments are based on an index or rate. Rental payments are discounted using an incremental borrowing rate based on the Company’s credit rating, determined on a fully collateralized loan basis from information available at commencement date, and the duration of the lease term (the “reference rate”). Judgement is used to assess the

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

importance of risk factor inputs during the computation of the Company’s credit rating. For leases at foreign subsidiaries denominated in U.S. Dollars, a risk premium associated with the borrower subsidiary’s country is added to the reference rate. For significant leases at foreign subsidiaries denominated in a foreign currency, the U.S. Dollar risk free rate with a duration similar to that of the lease term is subtracted from the reference rate and a corresponding foreign currency risk free rate with a duration similar to that of the lease term is added to the reference rate.

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

For all classes of underlying assets, the Company accounts for leases that contain separate lease and non-lease components as containing a single lease component. The Company does not recognize lease right-of-use assets and lease liabilities from leases with an original lease term of 12 months or less and, instead, recognizes rent payments on a straight-line basis over the lease term in the consolidated statements of income.

Income Taxes

The Company records income tax expense using the liability method which specifies that deferred tax assets and liabilities be measured each year based on the difference between the financial statement and tax base of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided for deferred tax assets when management considers it more likely than not that the asset will not be realized. At December 31, 2020 and 2019, a valuation allowance has been provided for certain deferred tax assets which the Company has concluded are more likely than not to not be realized.  If future annual taxable income were to be significantly less than current and projected levels, there is a risk that certain of our deferred tax assets not already provided for by the valuation allowance would expire prior to utilization.

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

Derivative Financial Instruments – Hedge Accounting

The Company accounts for some of its derivative financial instruments as cash flow hedges. For derivative contracts which can be classified as a cash flow hedge, the effective potion of the change in the fair value of the derivative is recorded to Accumulated other comprehensive income in the consolidated balance sheets.  When the underlying hedge transaction is realized, the gain or loss included in Accumulated other comprehensive income is recorded in earnings in the consolidated statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  Any ineffective portion of the gain or loss is recognized in the consolidated statements of income under Foreign currency (loss) gain. These hedging transactions and the respective correlations meet the requirements for hedge accounting.

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Stock Based Compensation

Share based payments that involve the issuance of Common Stock to employees, including grants of employee stock options, restricted stock, and time-based and performance-based restricted stock units, are recognized in the financial statements as compensation expense based upon the fair value on the date of grant. Performance-based restricted stock unit awards are measured based on either a target return on invested capital ratio (“ROIC”), as defined in the award agreement, for a specified fiscal year, or the Company’s common stock market price returning a target total shareholder return (“TSR”), as defined, during a specific three-year measurement period. Performance-based restricted stock units cliff vest after three years based on the achievement of performance measurements.

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

Note 3 — New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Expected Credit Losses

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held.  The Company adopted ASU 2016-13 as of January 1, 2020 and there was no significant impact on its consolidated condensed financial statements and related disclosures as a result. The Company considered, among other things, the current and expected future economic and market conditions related to the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

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

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  ASU 2018-13 removes certain disclosure requirements, including (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfer between levels, and (iii) the valuation processes for Level 3 fair value measurements.  ASU 2018-13 also adds new disclosure requirements, including (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU 2018-13 as of January 1, 2020 and there was no significant impact on its consolidated condensed financial statements and related disclosures as a result.

Retirement Benefits

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU 2018-14 removes certain disclosure requirements, including (i) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, and (ii) the amount and timing of plan assets expected to be returned to the employer.  ASU 2018-14 also adds new disclosure requirements, including (i) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and (ii) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.  The Company adopted ASU 2018-14 as of December 31, 2020 and there was no significant impact on its consolidated condensed financial statements and related disclosures as a result.

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

During the year ended December 31, 2018, Gentherm determined that GPT and CSZ-IC met the held for sale criteria and recognized $11,476 of asset impairment charges, consisting of $6,151 of goodwill impairment charges, $3,135 of other intangible asset impairment charges and $2,190 of impairment on assets held for sale. These impairment charges are reported within the Medical segment and are classified as Impairment loss within the consolidated statements of income.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Divestiture of CSZ-IC

On February 1, 2019, the Company completed the sale of CSZ-IC and former Cincinnati Sub-Zero headquarters facility to Weiss Technik North America, Inc. for total cash proceeds of $47,500, including $2,500 of cash proceeds placed into an escrow account for a period of up to one year as partial security for the Company’s obligations under the sale agreement. During the year ended December 31, 2020, the Company resolved its remaining obligations under the sale agreement, and the amounts in escrow were released net of settlement for obligations under the sale agreement. In connection with the sale, Gentherm entered into an operating lease agreement for a portion of the office and manufacturing building space purchased by Weiss Technik North America, Inc.  The Company recognized a $4,298 pre-tax gain on the sale of CSZ-IC for the year ended December 31, 2019 which is classified as Net loss on divestitures within the consolidated statements of income.

Divestiture of GPT

During 2019, the Company continued to assess the fair value of the GPT disposal group, less costs to sell, at each reporting period. As a result of these fair value measurements, the Company recognized additional impairment losses of $21,206 consisting of $4,486 of impairment of an equity investment that met the held for sale criteria during 2019 and $16,720 of impairment on assets held for sale. These impairment charges are classified as Impairment loss within the consolidated statements of income.

On October 1, 2019, the Company completed the sale of GPT for a nominal amount and recognized a $5,885 loss on sale for the year ended December 31, 2019, which included $1,500 related to a loan to the buyer that was considered uncollectible, which is classified as Net loss on divestitures within the consolidated statements of income.

Acquisition of Stihler Electronic GmbH

On April 1, 2019, Gentherm acquired Stihler Electronic GmbH (“Stihler”), a leading developer and manufacturer of patient and blood temperature management systems, for a purchase price of $15,476, net of cash acquired and including $653 of contingent consideration to be paid upon achievement of a milestone that was completed in September 2020. In addition, the purchase agreement included a contingent payment of $653 paid for the selling shareholder remaining employed by Stihler through December 2020. This was completed and the payment was recorded as a component of Selling, general and administrative expenses ratably over the service period. The results of operations of Stihler are reported within the Company’s Medical segment from the date of acquisition. During the year ended December 31, 2019, the Company incurred acquisition-related costs of approximately $324. These amounts were recorded as incurred, within the consolidated statements of income.

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

Other intangible assets primarily include amounts recognized for the fair value of customer-related intangible assets, which will be amortized over their estimated useful lives of approximately 9 years. The estimated fair value of these assets was based on third-

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

party valuations and management’s estimates, generally utilizing an income approach. Goodwill recognized in this transaction is primarily attributable to intangible assets that do not qualify for separate recognition. A total of $2,524 of the goodwill recognized was deductible for income tax purposes.

The pro forma effect of the Stihler acquisition does not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements are presented.

Note 5 — Restructuring

Manufacturing Footprint Rationalization

On September 23, 2019, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. Under this plan, the Company will relocate and consolidate certain existing automotive manufacturing and, as a result, reduce the number of plants by two.  On March 20, 2020, the Company announced the initial phase of this restructuring plan, which includes the consolidation of all North American electronics manufacturing to Celaya, Mexico. This will result in the closure of the Burlington, Canada facility, and the transfer of electronics manufacturing from Acuña, Mexico. During the second quarter of 2020, due to circumstances arising from the COVID-19 pandemic, management adjusted the plan to proactively manage its cash position. Adjustments to the plan have resulted in changes to the estimated number of employee separations and total costs to execute the plan.  On December 10, 2020, the Company announced the consolidation of our electronics manufacturing in Asia to Bantian, Shenzhen, China, which will result in the closure of our Longgang, Shenzhen, China facility that is expected to be completed by the end of 2021.

During the year ended December 31, 2020, the Company recognized restructuring expense of $(832) for employee separation costs, $687 for accelerated depreciation and $332 for other costs. The net activity for the year ended December 31, 2020 is primarily related to a reduction in the estimates of previously recognized employee separation costs. During the year ended December 31, 2019, the Company recognized restructuring expense of $4,863 for employee separation costs, and $2,087 of accelerated depreciation and fixed asset impairment.  The Company has recorded approximately $7,137 of restructuring expenses since the inception of this program.

Under the revised restructuring plan, the Company expects to incur total costs of between $16,000 and $19,000, of which between $13,000 and $16,000 are expected to be cash expenditures. The total expected costs include employee separation costs of between $6,500 and $7,500, capital expenditures of between $3,500 and $4,500 and non-cash expenses for accelerated depreciation and impairment of fixed assets of approximately $3,000. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $3,000 and $4,000. The actions under this plan are expected to be substantially completed by the end of 2021. The actual timing, costs and savings of the plan may differ materially from the Company’s current expectations and estimates.

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $5,382, $2,942 and $6,598 of employee separation costs, respectively, and $234, $1,360 and $2,869 of other related costs, respectively. These restructuring expenses were primarily associated with restructuring actions focused on optimizing our manufacturing and engineering footprint and the reduction of global overhead costs.

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

Restructuring Expenses By Reporting Segment

Restructuring expense by reporting segment for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Automotive	$5,075	$9,353	$5,548
Medical	112	1,838	5,607
Corporate	616	1,728	3,617
Total	$5,803	$12,919	$14,772

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Restructuring Liability

The following table summarizes restructuring activity for all restructuring initiatives for the years ended December 31, 2020 and 2019:

	Employee Separation Costs	Accelerated Depreciation and Asset Impairment Charges	Other Related Costs	Total
Balance at December 31, 2018	$2,079	$—	$468	$2,547
Additions, charged to restructuring expenses	8,056	2,512	2,351	12,919
Cash payments	(4,118)	—	(2,636)	(6,754)
Non-cash utilization	—	(2,512)	—	(2,512)
Reclassification to lease liability	—	—	(112)	(112)
Currency translation	(23)	—	—	(23)
Balance at December 31, 2019	5,994	—	71	6,065
Additions, charged to restructuring expenses	6,932	687	584	8,203
Change in estimate	(2,382)	—	(18)	(2,400)
Cash payments	(5,052)	—	(757)	(5,809)
Non-cash utilization	—	(687)	—	(687)
Currency translation	135	—	120	255
Balance at December 31, 2020	$5,627	$—	$—	$5,627

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 6 — Details of Certain Financial Statement Components

	December 31,
	2020	2019
Inventory:
Raw materials, net of reserve	$68,362	$61,323
Work in process, net of reserve	8,247	7,444
Finished goods, net of reserve	45,792	49,712
Total inventory, net	$122,401	$118,479
Other current assets:
Notes receivable	$19,200	$9,963
Income tax and other tax receivable	10,514	17,057
Billable tooling	4,831	5,194
Prepaid expenses	3,930	7,022
Other	2,713	3,490
Total other current assets	$41,188	$42,726
Property and equipment:
Machinery and equipment	$142,833	$137,813
Buildings and improvements	99,011	90,675
Information technology	30,338	27,697
Production tooling	22,783	19,906
Leasehold improvements	11,762	11,116
Construction in progress	8,968	2,856
Total property and equipment	315,695	290,063
Less: accumulated depreciation	(163,114)	(129,458)
Total property and equipment, net	$152,581	$160,605
Other current liabilities:
Accrued employee liabilities	$26,612	$26,019
Liabilities from discounts and rebates	22,910	16,593
Income tax and other taxes payable	14,714	3,693
Restructuring	5,627	6,065
Accrued warranty	2,391	4,596
Other	9,155	9,617
Total other current liabilities	$81,409	$66,583

Note 7 — Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the years ended December 31, 2020 and 2019 were as follows:

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

	Automotive	Medical	Total
December 31, 2018	$37,533	$17,778	$55,311
Stihler acquisition	—	9,816	9,816
Exchange rate impact	(595)	40	(555)
Balance as of December 31, 2019	$36,938	$27,634	$64,572
Exchange rate impact	2,557	895	3,452
Balance as of December 31, 2020	$39,495	$28,529	$68,024

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of December 31, 2020 and 2019 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$97,815	$(63,432)	$34,383
Technology	30,615	(24,075)	6,540
Product development costs	22,164	(21,336)	828
Indefinite-lived:
Tradenames	4,670	—	4,670
Balance as of December 31, 2020	$155,264	$(108,843)	$46,421

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$89,208	$(50,687)	$38,521
Technology	25,106	(19,866)	5,240
Product development costs	19,911	(18,559)	1,352
Indefinite-lived:
Tradenames	4,670	—	4,670
Balance as of December 31, 2019	$138,895	$(89,112)	$49,783

On February 28, 2020, Gentherm acquired the automotive patents and technology of a development-stage technology company for $3,141. The investment was accounted for as an asset acquisition of defensive intangible assets and will be amortized over six years.

On June 19, 2020, Gentherm sold patents from a non-core business for $2,055.  The gain on sale of $1,978 was recorded in Other income in the consolidated statements of income.

In connection with the acquisition of Stihler, the Company recorded intangible assets including customer relationships and technology of $3,420 and $538, respectively.  These definite-lived assets are being amortized using the straight-line method over their estimated useful lives of approximately 9 years and 7 years, respectively.

A total of $9,226, $10,068 and $14,043 in other intangible assets were amortized in 2020, 2019 and 2018, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

An estimate of other intangible asset amortization by year, is as follows:
2021	$8,316
2022	7,803
2023	4,385
2024	3,245
2025	3,229

Impairment Charges

During 2018, Gentherm determined GPT and CSZ-IC met the held for sale criteria, described above, and recorded an impairment loss on assets held for sale, goodwill and other intangible assets of $2,190, $6,151 and $3,135, respectively.

Note 8 — Leases

Components of lease expense for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
Lease cost:
Operating lease cost	$6,773	$5,899
Short-term lease cost	1,834	3,444
Sublease income	(158)	(128)
Total lease cost	$8,449	$9,215

Other information related to leases is as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,817	$6,059
Right-of-use lease assets obtained in exchange for lease obligations:
Operating leases	$25,161	$4,111
Gain on sale and leaseback transactions, net		$207
	December 31, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	5.4 years	4.5 years
Weighted average discount rate:
Operating leases	4.65%	5.46%

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

A summary of operating leases as of December 31, 2020, under all non-cancellable operating leases with terms exceeding one year is as follows:

.

2021	$7,316
2022	6,033
2023	4,016
2024	3,829
2025	3,648
2026 or later	10,461
Total future minimum lease payments	35,303
Less imputed interest	(5,038)
Total	$30,265

Note 9 — Debt

The following table summarizes the Company’s debt as of December 31, 2020 and 2019:

	December 31,
	2020		2019
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Amended Credit Agreement:
U.S. Revolving Note (U.S. Dollar Denominations)	1.65%	$171,500	3.05%	$50,000
U.S. Revolving Note (Euro Denominations)	1.50%	14,684	1.25%	21,874
DEG Vietnam Loan	5.21%	6,250	5.21%	8,750
Total debt		192,434		80,624
Current maturities		(2,500)		(2,500)
Long-term debt, less current maturities		$189,934		$78,124

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

The Amended Credit Agreement increased the U.S. Revolving Note from $350,000 to $475,000 and extended the maturity from March 17, 2021 to June 27, 2024. The Amended Credit Agreement also provides $15,000 availability for the issuance of letters of credit and a maximum of $40,000 for swing line borrowing.  Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the Amended Credit Agreement.  The Company had no outstanding letters of credit issued under the Amended Credit Agreement as of December 31, 2020 and 2019.

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

The Amended Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets, merge with other companies or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio (based on consolidated EBITDA for the applicable trailing 12-month period as defined in the Amended Credit Agreement) as of the end of any fiscal quarter. The Amended Credit Agreement also contains customary events of default. As of December 31, 2020, the Company was in compliance with the terms of the Amended Credit Agreement.

Under the Amended Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (0.09% at December 31, 2020) plus 0.50%, Bank of America’s prime rate (3.25% at December 31, 2020), or the Eurocurrency rate plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (0.14% at December 31, 2020). All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio reported by the Company. As long as the Company is not in default of the terms and conditions of the Amended Credit Agreement, the lowest and highest possible Applicable Rate is 1.25% and 2.25%, respectively, for Eurocurrency Rate Loans and 0.25% and 1.25%, respectively, for Base Rate Loans.

In March 2020, the Company increased its borrowings under the Amended Credit Agreement by $169,546 as a safeguard to increase its cash position and provide additional financial flexibility due to the COVID-19 pandemic. The proceeds were used for working capital and for other general corporate purposes permitted by the Amended Credit Agreement. After the drawdown in March 2020 and through December 31, 2020, the Company repaid a net amount of $41,180 of the amounts outstanding under the Amended Credit Agreement. As of December 31, 2020, inclusive of the net new borrowings in 2020, $186,184 was outstanding under the Amended Credit Agreement. In January 2021, the Company repaid an additional $80,000 of the amounts outstanding under the Amended Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $288,776 remained available as of December 31, 2020 for additional borrowings under the Amended Credit Agreement subject to specified conditions that Gentherm currently satisfies.

In connection with the Amended Credit Agreement, the Company incurred debt issuance costs of $1,278 which have been capitalized and will be amortized into interest expense over the term of the credit facility.

DEG Vietnam Loan

The Company also has a fixed interest rate loan with the German Investment Corporation (“DEG”), a subsidiary of KfW Banking Group, a Germany government-owned development bank.  The fixed interest rate senior loan agreement with DEG was used to finance the construction and set up of the Vietnam production facility (“DEG Vietnam Loan”).  The DEG Vietnam Loan is subject to semi-annual principal payments that began November, 2017 and will end May, 2023.  Under the terms of the DEG Vietnam Loan, the Company must maintain a minimum Enhanced Equity Ratio, as defined by the DEG Vietnam Loan agreement, based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Vietnam Co. Ltd.  As of December 31, 2020, the Company was in compliance with all terms as outlined in the DEG Vietnam Loan.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The scheduled principal maturities of our debt as of December 31, 2020 were as follows:

	DEG Vietnam Note	U.S. Revolving Note	Total
2021	$2,500	$—	$2,500
2022	2,500	—	2,500
2023	1,250	—	1,250
2024	—	186,184	186,184
Total	$6,250	$186,184	$192,434

Note 10 — Pension and Other Post Retirement Benefit Plans

The Company maintains a U.S. defined benefit pension plan covering its former Chief Executive Officer (“U.S. Plan”) and a German defined benefit pension plan covering certain retired executive employees of the Company’s wholly owned subsidiary, Gentherm GmbH (“German Plan”).

The components of net periodic benefit cost for the Company’s defined benefit plans for the years ended December 31, 2020, 2019 and 2018 were as follows:

	U.S. Plan			German Plan
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Net periodic benefit cost:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	85	127	114	88	147	147
Expected return on plan assets	—	—	—	(121)	(126)	(130)
Amortization of prior service cost and actuarial loss	7	—	—	124	72	73
Net periodic benefit cost	$92	$127	$114	$91	$93	$90
Assumptions:
Discount rate	2.40%	3.65%	2.95%	1.08%	1.06%	2.04%
Long-term return on assets	N/A	N/A	N/A	2.90%	3.10%	3.40%

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

A reconciliation of the change in benefit obligation and the change in plan assets for the years ended December 31, 2020 and 2019 is as follows:

	U.S. Plan		German Plan
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Change in projected benefit obligation:
Balance at beginning of year	$3,871	$3,832	$8,353	$7,529
Interest cost	85	127	88	147
Paid pension distributions	(342)	(342)	(294)	(285)
Actuarial losses	233	254	40	1,116
Exchange rate impact	—	—	747	(154)
Balance at end of year	$3,847	$3,871	$8,934	$8,353
Change in plan assets:
Balance at beginning of year	—	$—	3,825	3,808
Actual return on plan assets	—	—	121	126
Contributions	—	—	294	284
Paid pension distributions	—	—	(294)	(284)
Actuarial losses	—	—	(25)	(30)
Exchange rate impact	—	—	355	(79)
Balance at end of year	$—	$—	$4,276	$3,825

Underfunded Status	$(3,847)	$(3,871)	$(4,658)	$(4,528)

Balance sheet classification:
Other current liabilities	(342)	(342)	—	—
Pension benefit obligation	(3,505)	(3,529)	(4,658)	(4,528)
Accumulated other comprehensive loss (pre-tax):
Actuarial losses	701	476	3,644	3,398

Assumptions:
Discount rate	1.20%	2.40%	1.08%	1.06%

Pre-tax amounts included in AOCI that are expected to be recognized in net periodic benefit cost during the year ended December 31, 2021 are as follows:

	U.S Plan	German Plan
Actuarial losses	$26	$126

The accumulated benefit obligations were as follows:

	U.S. Plan		German Plan
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Accumulated benefit obligation	$3,847	$3,871	$8,934	$8,529

Interest costs are recognized in Selling, general and administrative expenses in the consolidated statements of income and actuarial gains and losses are included the consolidated balance sheet as part of Accumulated other comprehensive loss within shareholders’ equity. Actuarial gains or losses are amortized to Selling, general and administrative expense in the consolidated statements of income based on the average future life of the Plan using the corridor method. Prior service cost is included in Selling, general and administrative expenses in the consolidated statements of income.

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

Other assets

Although the U.S. Plan is not funded, the Company has established a separate trust having the sole purpose of paying benefits under the U.S. Plan. The only asset of the trust is a corporate-owned life insurance policy (“COLI”). The COLI is valued at fair value using quoted prices listed in active markets (Level 1). The policy value of the COLI was $2,966 and $2,592 as of December 31, 2020 and 2019, respectively, and is included in Other non-current assets in the Company’s consolidated balance sheets.

Contributions

We do not expect contributions to be paid to the U.S. Plan or the German Plan during the next fiscal year.

The schedule of future expected pension payments is as follows:

	Projected Pension Benefit Payments
Year	U.S Plan	German Plan
2021	$342	$296
2022	342	291
2023	342	301
2024	342	295
2025	342	287
2026-2030	1,710	2,886
Total	$3,420	$4,356

Defined contribution plans

The Company also sponsors defined contribution plans for eligible employees. On a discretionary basis, the Company matches a portion of the employee contributions and or makes additional discretionary contributions. Gentherm recognized costs of $1,275, $1,384 and $1,471 related to contributions to its defined contribution plans during the years ended December 31, 2020, 2019 and 2018, respectively.

Note 11 — Commitments and Contingencies

The Company may be subject to various legal actions and claims in the ordinary course of its business, including those arising out of breach of contracts, product warranties, product liability, intellectual property rights, environmental matters, regulatory matters and employment-related matters.  The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on its consolidated results of operations or financial position.  Purchase commitments for materials, supplies, services and property and equipment as part of the normal course of business was immaterial as of December 31, 2020.  Product liability and warranty reserves are recorded separately from legal reserves, as described below.

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

The following is a reconciliation of the changes in accrued warranty costs:

	Year Ended December 31,
	2020	2019
Balance at beginning of year	$4,596	$4,514
Warranty claims paid	(2,598)	(584)
Warranty expense for products shipped during the current period	1,223	2,370
Adjustments to warranty estimates from prior periods	(893)	(1,660)
Acquisition of business	—	21
Adjustments due to currency translation	63	(65)
Balance at end of year	$2,391	$4,596

Employees

Approximately 25% of the Company’s workforce are members of industrial trade unions and are employed under the terms of various labor agreements.  None of these agreements expire in 2021.

Note 12 — Earnings Per Share

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

	Year Ended December 31,
	2020	2019	2018
Net income	$59,690	$48,866	$41,899

Basic weighted average shares of Common Stock outstanding	32,666,025	33,120,076	35,920,782
Dilutive effect of stock options, restricted stock awards and restricted stock units	362,079	177,513	256,362
Diluted weighted average shares of Common Stock outstanding	33,028,104	33,297,589	36,177,144

Basic earnings per share	$1.83	$1.48	$1.17
Diluted earnings per share	$1.81	$1.47	$1.16

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Year Ended December 31,
	2020	2019	2018
Anti-dilutive securities share impact	12,000	214,000	898,250

See Note 17 for information about the Company’s different equity incentive plans.

Note 13 —Financial Instruments

Cash, cash equivalents and restricted cash

As of December 31, 2019, the Company had cash that was legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents on the consolidated balance sheets to cash, cash equivalents and restricted cash presented on the consolidated statements of cash flows is as follows:

	As of December 31,
	2020	2019
Cash and cash equivalents presented in the consolidated balance sheets	$268,345	$50,443
Restricted cash	—	2,505
Cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$268,345	$52,948

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which the Company hedges its exposure to foreign currency exchange risks is twelve months. The Company had foreign currency derivative contracts with a notional value of $13,299 and $14,449 outstanding at December 31, 2020 and 2019, respectively. The principal currency hedged by the Company was the Mexican Peso.

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

Information related to the recurring fair value measurement of derivative financial instruments in the consolidated balance sheet as of December 31, 2020 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$1,513	Other current liabilities	$—	$1,513

Information related to the recurring fair value measurement of derivative financial instruments in the consolidated balance sheet as of December 31, 2019 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$1,242	Other current liabilities	$—	$1,242

Information related to the effect of derivative instruments in the consolidated statements of income is as follows:

		Year Ended December 31,
	Location	2020	2019
Foreign currency derivatives	Cost of sales	$(1,629)	$1,976
	Other comprehensive income	272	1,151
	Foreign currency loss	(118)	(46)
Total foreign currency derivatives		$(1,475)	$3,081

The Company did not incur any hedge ineffectiveness during the years ended December 31, 2020 and 2019.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 14 — Fair Value Measurement

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative financial instruments (see Note 13), pension plan assets (see Note 10) and a corporate owned life insurance policy (see Note 10), the Company has no material financial assets and liabilities that are carried at fair value at December 31, 2020 and 2019. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

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

As of December 31, 2020 and 2019, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  As of December 31, 2020 and 2019, the carrying values of the Company’s Credit Agreement indebtedness were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 9). Discount rates used to measure the fair value of Gentherm’s DEG Vietnam Loan are based on quoted swap rates. As of December 31, 2020, the carrying value of the DEG Vietnam Loan was $6,250, as compared to an estimated fair value of $6,360. As of December 31, 2019, the carrying value of the DEG Vietnam Loan was $8,750 as compared to an estimated fair value of $8,785.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 15 — Equity

Common Stock

The Company is authorized to issue up to 59,991,000 shares, of which 55,000,000 shares shall be common stock, without par value, and 4,991,000 shall be Preferred Stock, without par value.  As of December 31, 2020, an aggregate of 32,921,341 shares of its common stock were issued and outstanding.  As of December 31, 2020, there are no preferred stock shares issued or outstanding. The Company’s common stock is listed on the Nasdaq Global Select Market under the symbol, “THRM”, and has the following rights and privileges:

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

Stock Repurchase Program

In December 2016, the Board of Directors of Gentherm Incorporated (“Board of Directors”) authorized a three-year, $100,000 stock repurchase program (“Stock Repurchase Program”). In June 2018, the Board of Directors authorized an increase and extension in the Stock Repurchase Program to $300,000, and extended the Stock Repurchase Program until December 2020. In March 2020, the Company suspended its Stock Repurchase Program in order to preserve liquidity. On December 11, 2020, the Board of Directors authorized a new stock repurchase program (the “2020 Stock Repurchase Program”) to commence upon expiration of the prior stock repurchase program on December 15, 2020. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150,000 of its issued and outstanding common stock over a three-year period, expiring December 15, 2023.

Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. During the year ended December 31, 2020, the Company repurchased approximately $9,092 of shares under the Stock Repurchase Program with an average price paid per share of $36.93. The Stock Repurchase Program had $74,226 of repurchase authorization remaining at expiration. The Company did not make any repurchases under either stock repurchase program during the second, third and fourth quarters of 2020.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 16 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the years ended December 31, 2020, 2019 and 2018 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2019	$(3,371)	$(39,879)	$895		$(42,355)
Other comprehensive (loss) income before reclassifications	(328)	27,147	(1,751)		25,068
Income tax effect of other comprehensive income before reclassifications	117	95	381		593
Amounts reclassified from accumulated other comprehensive loss into net income	131		2,023	a	2,154
Income taxes reclassified into net income	—		(442)		(442)
Net current period other comprehensive (loss) income	(80)	27,242	211		27,373
Balance at December 31, 2020	$(3,451)	$(12,637)	$1,106		$(14,982)

(a)

The amounts reclassified from Accumulated other comprehensive income (loss) are included in Cost of sales.  See Note 13 for information related to the effect of commodity and foreign currency derivative instrument`s on our consolidated statements of income.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2018	$(2,339)	$(37,157)	$(4)		$(39,500)
Other comprehensive (loss) income before reclassifications	(1,264)	(2,329)	2,259		$(1,334)
Income tax effect of other comprehensive income (loss) before reclassifications	232	(393)	(493)		$(654)
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(1,108)	[a]	$(1,108)
Income taxes reclassified into net income	—	—	241		$241
Net current period other comprehensive (loss) income	(1,032)	(2,722)	899		(2,855)
Balance at December 31, 2019	$(3,371)	$(39,879)	$895		$(42,355)

(a)

The amounts reclassified from Accumulated other comprehensive income (loss) are included in Cost of sales.  See Note 13 for information related to the effect of commodity and foreign currency derivative instrument`s on our consolidated statements of income.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2017	$(2,366)	$(17,555)	$277		$(800)		$(20,444)
Cumulative effect of accounting change due to adoption of ASU 2018-02	(49)	—	9		—		(40)
Other comprehensive income (loss) before reclassifications	18	(19,212)	—		1,342		(17,852)
Income tax effect of other comprehensive loss before reclassifications	(15)	(390)	—		(337)		(742)
Amounts reclassified from accumulated other comprehensive loss into net income	73	—	(218)	[a]	(246)	[a]	(391)
Income taxes reclassified into net income	—	—	(68)		37		(31)
Net current period other comprehensive income (loss)	27	(19,602)	(277)		796		(19,056)
Balance at December 31, 2018	$(2,339)	$(37,157)	$—		$(4)		$(39,500)

(a)

The amounts reclassified from Accumulated other comprehensive income (loss) are included in Cost of sales.  See Note 13 for information related to the effect of commodity and foreign currency derivative instrument`s on our consolidated statements of income.

We expect all of the existing gains and losses related to foreign currency and commodity derivatives reported in Accumulated other comprehensive income (loss) as of December 31, 2020 to be reclassified into earnings during the twelve-month period ending December 31, 2021.

Note 17 — Accounting for Stock Based Compensation

On May 16, 2013, the Compensation Committee of the Company’s Board of Directors (the “Board”) approved the Gentherm Incorporated 2013 Equity Incentive Plan (the “2013 Plan”), covering 3,500,000 shares of our Common Stock.  The 2013 Plan was amended on May 19, 2017 to increase the number of available shares by 2,000,000 and further amended on May 21, 2020 to increase the number of available shares by 2,450,000. The 2013 Plan permits the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights (“SARs”), restricted stock and restricted stock units, performance shares and certain other awards to employees, outside directors and consultants and advisors of the Company. All shares of our Common Stock that remained available for issuance under the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) and the Gentherm Incorporated 2011 Equity Incentive Plan (the “2011 Plan), were reduced to zero; however, some options under the 2006 Plan are still outstanding.  As of December 31, 2020, the Company had an aggregate of 3,021,451 shares of Common Stock available to issue under the 2013 Plan.  All equity plans are administered by the Compensation Committee of the Board.

During the three-year period ended December 31, 2020, the Company has outstanding stock options, SARs, restricted stock awards and restricted stock units to employees, directors and consultants.  These awards become available to the recipient upon the satisfaction of a vesting condition, either based on a period of service or based on the performance of a specific achievement.  For equity-based awards with a service condition, the requisite service period typically ranges between three to four years for employees and consultants and one year for directors. As of December 31, 2020, there were 315,834 performance-based restricted stock units (“PSUs”) outstanding. These awards cliff vest after three-years based on the Company’s achievement of either a target return on invested capital ratio (“ROIC”), as defined in the award agreement, for a specified fiscal year, or the Company’s common stock market price returning a target total shareholder return (“TSR”), as defined, during a specific three-year measurement period. Approximately one-half of the PSUs are earned based on the ROIC condition, while the other one-half are earned based on the TSR condition. In each case, awards will be earned at 50% of the target number of shares for achieving a minimum threshold or up to 200% of the target number of shares for exceeding the target, with a linear adjustment between threshold and target or between target and stretch performance goals. All other outstanding, unvested equity-based awards were service based. Equity-based award vesting may be accelerated at the discretion of the Board under conditions specified in the applicable plan.

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

Total unrecognized compensation cost related to non-vested options, restricted stock, restricted stock units and PSUs outstanding under all of the Company’s equity plans was $13,604 and $13,168 as of December 31, 2020 and 2019, respectively. That cost is expected to be recognized over a weighted average period of two years. Compensation expense for the years ended December 31, 2020, 2019 and 2018 was $14,323, $8,589 and $12,177, respectively, and the related deferred tax benefit was $3,002, $1,573 and $2,434, respectively. If Gentherm were to realize expired shared-based payment arrangements, they would be reported as a forfeit in the activity roll forward tables below.

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2020, 2019 and 2018:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,652,142	$35.34	4.76	$6,964
Granted	—	—
Exercised	(615,358)	24.01
Forfeited	(383,784)	39.59
Outstanding at December 31, 2018	1,653,000	$38.53	4.28	$3,610
Granted	—	—
Exercised	(428,250)	38.66
Forfeited	(355,750)	39.99
Outstanding at December 31, 2019	869,000	$37.87	3.51	$5,172
Granted	—	—
Exercised	(434,250)	38.12
Forfeited	(6,750)	38.05
Outstanding at December 31, 2020	428,000	$37.61	3.20	$11,815
Exercisable at December 31, 2020	338,625	$37.87	3.11	$9,261

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

There were no stock options granted during the years ended December 31, 2020, 2019 and 2018. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $5,317, $1,681 and $5,061, respectively.

Restricted Stock

The following table summarizes restricted stock activity during the years ended December 31, 2020, 2019 and 2018:

Unvested Restricted Shares	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	282,100	$38.06
Granted	21,681	35.00
Vested	(130,684)	38.62
Forfeited	(36,531)	37.60
Outstanding at December 31, 2018	136,566	$37.16
Granted	19,920	40.16
Vested	(91,566)	37.09
Forfeited	(30,000)	38.05
Outstanding at December 31, 2019	34,920	$38.31
Granted	32,406	39.96
Vested	(32,420)	38.33
Forfeited	—	—
Outstanding at December 31, 2020	34,906	$39.82

The compensation cost associated with restricted shares is estimated on the date of grant using quoted market prices (Level 1 input). The total fair value of restricted shares vested in 2020, 2019 and 2018 was $1,499, $3,697 and $4,599, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Restricted Stock Units

The following table summarizes restricted stock unit activity during the years ended December 31, 2020, 2019 and 2018:

		Performance-Based Awards
Unvested Restricted Stock Units	Time Vesting Shares	ROIC Target Shares	TSR Target Shares	Total
Outstanding at December 31, 2017	—	—	—	—
Granted	86,392	64,785	64,792	215,969
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2018	86,392	64,785	64,792	215,969
Granted	107,391	56,380	56,375	220,146
Vested	(23,956)	—	—	(23,956)
Forfeited	(28,086)	(26,124)	(26,128)	(80,338)
Outstanding at December 31, 2019	141,741	95,041	95,039	331,821
Granted	132,864	77,967	77,967	288,798
Vested	(50,953)	—	—	(50,953)
Forfeited	(14,747)	(15,090)	(15,090)	(44,927)
Outstanding at December 31, 2020	208,905	157,918	157,916	524,739

The total intrinsic value of restricted stock units vested during the years ended December 31, 2020, 2019 and 2018 was $2,214, $1,000 and $0, respectively.

Stock Appreciation Rights

The following table summarizes SARs activity during the years ended December 31, 2020, 2019 and 2018:

Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,192,350	$38.17	4.36	$2,278
Granted	—	—
Exercised	(204,250)	26.35
Forfeited	—	—
Outstanding at December 31, 2018	988,100	$40.61	3.57	$2,064
Granted	—	—
Exercised	(179,500)	32.84
Forfeited	(254,350)	42.63
Outstanding at December 31, 2019	554,250	$39.41	2.84	$2,981
Granted	—	—
Exercised	(342,150)	38.22
Forfeited	(40,500)	44.39
Outstanding at December 31, 2020	171,600	$40.60	2.44	$4,224
Exercisable at December 31, 2020	131,350	$41.39	2.22	3,131

The total intrinsic value of SARs exercised during the years ended December 31, 2020, 2019 and 2018 was $4,164, $1,588 and $3,532, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 18 — Income Taxes

The income tax provisions were calculated based upon the following components of (loss) earnings before income tax for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
(Loss) earnings before income tax:
Domestic	$(11,374)	$74,531	$10,092
Foreign	92,930	(15,380)	48,027
Earnings before income tax	$81,556	$59,151	$58,119

The components of the provision for income taxes for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Current income tax expense (benefit):
Federal	$784	$262	$340
State and local	83	94	(71)
Foreign	20,150	17,672	9,224
Total current income tax expense	21,017	18,028	9,493
Deferred income tax expense (benefit):
Federal	(2,302)	(2,490)	(1,422)
State and local	32	(1)	20
Foreign	3,119	(5,252)	8,129
Total deferred income tax expense	849	(7,743)	6,727
Total income tax expense	$21,866	$10,285	$16,220

As of December 31, 2020, deferred income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries since these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one-time transition tax or global intangible low-taxed income (“GILTI”) provision, or they will be offset with a 100% dividend received deduction.  However, the Company continues to provide a deferred tax liability for foreign withholding tax that will be incurred with respect to the undistributed foreign earnings that are not permanently reinvested.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$22,658	$17,881
Intangible assets	29,145	33,743
Research and development credits	10,773	9,752
Depreciation	7,426	7,223
Valuation reserves and accrued liabilities	7,131	7,196
Stock compensation	4,200	3,485
Defined benefit obligation	1,974	2,027
Inventory	1,571	1,284
Other credits	12,068	11,753
Unrealized foreign currency exchange loss	1,431	—
Other	64	113
Total deferred tax asset	98,441	94,457
Valuation allowance	(17,197)	(17,316)
Deferred tax liabilities:
Unrealized foreign currency exchange gains	—	(674)
Undistributed profits of subsidiary	(5,727)	(4,629)
Property and equipment	(2,758)	(3,366)
Other	(572)	(733)
Total deferred tax liability	(9,057)	(9,402)
Net deferred tax asset	$72,187	$67,739

Reconciliations between the statutory Federal income tax rate and the effective rate of income tax expense for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory Federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Change in valuation allowance	(0.4)%	11.5%	(6.6)%
Effect of different tax rates of foreign jurisdictions	(4.7)%	(24.8)%	(6.6)%
Audit settlements and statute expirations	3.9%	0.6%	(1.1)%
US tax reform items	2.5%	4.3%	10.8%
Research and development credits	(1.4)%	(2.3)%	(2.5)%
Non-deductible expenses	2.1%	2.1%	3.4%
Foreign, state and local tax, net of Federal benefit	1.4%	1.7%	1.8%
Tax effects of intercompany transfers	1.4%	1.5%	0.8%
Undistributed profit of subsidiaries	0.9%	1.2%	1.2%
Other	0.1%	0.6%	5.7%
Effective rate	26.8%	17.4%	27.9%

The Company has Net Operating Loss (“NOL”) carryforwards as follows:

Jurisdiction	Amount as of December 31, 2020	Years of Expiration
U.S. state income tax	$106,987	2021-2040
Foreign	$7,441	2021-2025
Foreign	$161,851	Never

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

We have incurred NOLs in various states associated with the benefits of the state dividends received reduction along with the foreign royalty exclusion.  The state NOL carryforwards expire at various dates from 2021 to 2040. Management has concluded that it is more likely than not that a majority of these NOLs will not be utilized, and thus has not recognized the benefit of these NOLs.

At December 31, 2020, certain non-U.S. subsidiaries had net operating loss carryforwards totaling $169,293. This amount included $7,441 in NOLs that expire at various dates from 2021 through 2025 and the remaining $161,851 have no expiration date. The Company had a valuation allowance recorded against $5,787 of the total non-U.S. subsidiaries’ net operating loss carryforwards as of December 31, 2020.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of December 31, 2020, the Company was no longer subject to U.S. Federal examinations by tax authorities for tax years before 2016 and was no longer subject to foreign examinations by tax authorities for tax years before 2014.

During 2015, to entice the Company to construct a new facility in North Macedonia, the government of North Macedonia granted the Company a tax holiday, in combination with state aid, which released the Company from the obligation to pay corporate income taxes for a ten year period, subject to certain limitations.  The amount of corporate income tax savings realized by the Company as a result of this tax holiday during 2020, 2019 and 2018, respectively, was zero as a result of operating losses generated during previous periods. The aggregate dollar effect and per share effect of the corporate income tax holiday during 2020, 2019 and 2018 was, therefore, immaterial.

At December 31, 2020, 2019 and 2018, the Company had total unrecognized tax benefits of $4,967, $3,795 and $2,819, respectively, all of which, if recognized, would affect the effective income tax rates. The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$3,795	$2,819	$3,812
Additions based on tax position related to current year	1,489	661	221
Additions based on tax position related to prior year	179	352	423
Reductions from settlements and statute of limitation expiration	(650)	—	(1,469)
Effect of foreign currency translation	154	(37)	(168)
Balance at end of year	$4,967	$3,795	$2,819

The Company classifies income tax-related penalties and net interest as income tax expense.  In the years ended December 31, 2020, 2019 and 2018, income tax related interest and penalties were not material. It is reasonably possible that audit settlements, the conclusions of current examinations or the expiration of the statute of limitations in several jurisdictions could impact the Company’s unrecognized tax benefits. If recognized, all the Company’s gross unrecognized tax benefits would affect the Company’s effective tax rate.

Note 19 –Revenue Recognition

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

Most of Gentherm’s unearned revenue pertains to LTAs containing a material right. In the early periods of an LTA containing a material right, when payments collected from the customer are greater than the standalone selling price of the production parts, revenue associated with the material right is deferred. In future periods, when amounts collected from customers as payment is less than the standalone selling price of the production parts delivered, the deferred revenue is reversed into revenue. For LTAs containing a material right and, thus, the timing of revenue recognition is likely to differ from the timing of invoicing to customer, the aggregate amount of transaction price allocated to material rights that remained unsatisfied under LTAs as of December 31, 2020 was $181 within our Automotive segment. We expect to recognize into revenue 32% of this balance in 2021, 48% in 2022 and the remaining 20% in 2023.

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods.

Note 20 — Segment Reporting

Segment information is used by management for making operating decisions for the Company. Management evaluates the performance of the Company’s segments based primarily on operating income or loss.

The Company’s reportable segments are as follows:

•

Automotive — this segment represents the design, development, manufacturing and sales of automotive climate comfort systems, automotive cable systems, battery performance solutions, and automotive electronic and software systems.

•

Medical — this segment represents the combined results from our Medical business, GPT (through October 1, 2019), CSZ-IC (through February 1, 2019) and non-automotive expenses from Gentherm’s advanced research and development division (through December 31, 2019). The operating results from these businesses and division are presented together as one reporting segment because of their historical joint concentration on identifying new markets and product applications based on thermal management technologies. With the remaining temperature management business being the primary focus now in this segment, we have renamed it to reflect the strategic direction of this segment.

•

Corporate — includes corporate costs, selling, general and administrative costs and acquisition transaction costs. This segment has been renamed this year to better align with the costs allocated to this segment.  It was previously named ‘Reconciling Items’.

In 2018 and 2019, our Industrial reporting segment represented the combined results from our patient temperature management systems business, GPT (through its divestiture on October 1, 2019), CSZ-IC (through its divestiture on February 1, 2019) and non-automotive expenses from our advanced research and development division (through December 31, 2019). The operating results from these businesses and division previously were presented together as one reporting segment because of their historical joint concentration on identifying new markets and product applications based on thermal management technologies.

In 2020, the Industrial reporting segment was renamed the Medical reporting segment to reflect the patient temperature management business as the focus and strategic direction of this segment. Also, during 2020, the advanced research and development costs not associated with the Medical segment were moved to the Automotive segment, as this organization now primarily supports the Automotive related development activities following the divestitures of GPT and CSZ-IC.  For comparability to the prior years, we have moved the portion of advanced research and development costs to the Automotive segment that were focused on technologies related to automotive in 2018 and 2019 in both the Depreciation and amortization and Operating income (loss) lines in the table below.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The tables below present segment information about the reported product revenues and operating income of the Company for years ended December 31, 2020, 2019 and 2018. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level.

	Automotive	Medical	Corporate	Total
2020:
Product revenues	$869,998	$43,100	$—	$913,098
Depreciation and amortization	37,662	2,366	1,086	$41,114
Operating income (loss)	138,410	971	(50,164)	$89,217
2019:
Product revenues	$920,225	$51,459	$—	$971,684
Depreciation and amortization	40,923	1,621	1,702	$44,246
Operating income (loss)	141,206	(5,735)	(51,211)	$84,260
2018:
Product revenues	$957,824	$90,681	$—	$1,048,505
Depreciation and amortization	44,246	3,759	2,633	$50,638
Operating income (loss)	136,421	(6,900)	(56,733)	$72,788

Automotive and Medical segment product revenues by product category for each of the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Climate Control Seat (CCS)	$342,550	$359,355	$373,945
Seat Heaters	249,665	284,174	305,337
Steering Wheel Heaters	76,272	65,426	69,845
Automotive Cables	73,997	88,031	98,931
Electronics	53,238	47,542	56,783
Battery Performance Solutions (BPS)(a)	50,901	41,498	28,472
Other Automotive	23,375	34,199	24,511
Subtotal Automotive segment	869,998	920,225	957,824
Medical	43,100	36,860	30,108
GPT	—	11,181	19,520
CSZ-IC	—	3,418	41,053
Subtotal Medical segment	43,100	51,459	90,681
Total Company	$913,098	$971,684	$1,048,505

(a)	Battery Performance Solutions (BPS) was renamed from Battery Thermal Management (BTM), to better represent our product offerings included within this product category.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Revenue (based on shipment destination) by geographic area for each of the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
United States	$377,577	$440,316	$488,926
China	101,039	71,461	93,628
South Korea	88,745	63,339	58,717
Germany	58,536	81,315	88,366
Japan	57,785	76,197	62,633
Czech Republic	37,542	38,888	42,665
Other	191,874	200,168	213,570
Total Non-U.S.	535,521	531,368	559,579
Total Company	$913,098	$971,684	$1,048,505

The table below lists the percentage of total product revenues generated from sales to customers which contributed 10% or more to the Company’s total consolidated product revenue for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Lear	15%	16%	17%
Adient	14%	15%	16%

Property and equipment, net, for each of the geographic areas in which the Company operates as of December 31, 2020 and 2019 is as follows:

	December 31,
Property and equipment, net	2020	2019
Macedonia	$38,273	$38,989
Vietnam	21,080	21,452
China	20,375	23,721
United States	19,011	21,280
Mexico	16,034	19,982
Germany	15,641	10,515
Ukraine	9,364	11,727
Hungary	8,401	6,803
Other	4,402	6,136
Total	$152,581	$160,605

GENTHERM INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2020	1,193	1,298	33	(1,363)	1,161
Year Ended December 31, 2019	851	969	(8)	(619)	1,193
Year Ended December 31, 2018	973	1,005	(121)	(1,006)	851

Allowance for Deferred Income Tax Assets
Year Ended December 31, 2020	17,316	—	139	(258)	17,197
Year Ended December 31, 2019	9,977	7,830	(491)	—	17,316
Year Ended December 31, 2018	27,578	—	(14,009)	(3,592)	9,977

Reserve for Inventory
Year Ended December 31, 2020	6,073	1,768	214	(914)	7,141
Year Ended December 31, 2019	6,270	1,679	(56)	(1,820)	6,073
Year Ended December 31, 2018	7,887	2,712	(1,047)	(3,282)	6,270

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTHERM INCORPORATED

By:	/S/ Phillip Eyler
Phillip Eyler
Chief Executive Officer

Date: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ PHILLIP EYLER	Director, President and Chief	March 1, 2021
PHILLIP EYLER	Executive Officer (Principal Executive Officer)

/s/ MATTEO ANVERSA	Executive Vice President, Chief	March 1, 2021
MATTEO ANVERSA	Financial Officer and Treasurer (Principal Financial Officer)

/s/ JENNIFER ZOLDOS	Chief Accounting Officer	March 1, 2021
JENNIFER ZOLDOS	(Principal Accounting Officer)

*	Director, Chairman of the Board	March 1, 2021
RONALD HUNDZINSKI

*	Director	March 1, 2021
SOPHIE DESORMIERE

*	Director	March 1, 2021
YVONNE HAO

*	Director	March 1, 2021
David Heinzmann

*	Director	March 1, 2021
CHARLES KUMMETH

*	Director	March 1, 2021
BETSY METER

*	Director	March 1, 2021
BYRON SHAW

*	Director	March 1, 2021
JOHN STACEY

*By:	/s/ Phillip Eyler
Phillip Eyler, Attorney-in-Fact