Form 10-Q
period 2021-03-31
GENTHERM Inc
filed 2021-04-30
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

At April 22, 2021, there were 33,114,639 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$170,955	$268,345
Accounts receivable, net	222,385	211,672
Inventory:
Raw materials	74,549	68,362
Work in process	8,423	8,247
Finished goods	49,085	45,792
Inventory, net	132,057	122,401
Other current assets	39,072	41,188
Total current assets	564,469	643,606
Property and equipment, net	151,440	152,581
Goodwill	66,289	68,024
Other intangible assets, net	42,859	46,421
Operating lease right-of-use assets	27,200	30,642
Deferred income tax assets	71,983	73,912
Other non-current assets	8,214	7,653
Total assets	$932,454	$1,022,839
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$132,831	$116,043
Current lease liabilities	6,168	6,032
Current maturities of long-term debt	2,500	2,500
Other current liabilities	81,251	81,409
Total current liabilities	222,750	205,984
Long-term debt, less current maturities	59,319	189,934
Non-current lease liabilities	22,354	24,233
Pension benefit obligation	7,612	8,163
Other non-current liabilities	7,661	8,194
Total liabilities	$319,696	$436,508
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 33,110,644 and 32,921,341 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	129,600	121,073
Paid-in capital	6,123	7,458
Accumulated other comprehensive loss	(28,656)	(14,982)
Accumulated earnings	505,691	472,782
Total shareholders’ equity	612,758	586,331
Total liabilities and shareholders’ equity	$932,454	$1,022,839

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Product revenues	$288,535	$228,613
Cost of sales	200,866	162,546
Gross margin	87,669	66,067
Operating expenses:
Net research and development expenses	17,603	17,760
Selling, general and administrative expenses	28,526	25,840
Restructuring expenses	791	3,766
Total operating expenses	46,920	47,366
Operating income	40,749	18,701
Interest expense, net	(1,039)	(748)
Foreign currency gain (loss)	773	(938)
Other (loss) income	(9)	264
Earnings before income tax	40,474	17,279
Income tax expense	7,565	5,406
Net income	$32,909	$11,873
Basic earnings per share	$1.00	$0.36
Diluted earnings per share	$0.99	$0.36
Weighted average number of shares – basic	32,946	32,693
Weighted average number of shares – diluted	33,390	32,869

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$32,909	$11,873
Other comprehensive loss:
Foreign currency translation adjustments	(13,152)	(8,740)
Unrealized loss on foreign currency derivative securities, net of tax	(522)	(3,750)
Other comprehensive loss, net of tax	(13,674)	(12,490)
Comprehensive income (loss)	$19,235	$(617)

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net income	$32,909	$11,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,854	10,406
Deferred income taxes	105	721
Non-cash stock based compensation	2,740	1,942
Change in defined benefit pension plans	(477)	85
Loss on sale of property and equipment	242	119
Operating lease expense	2,575	1,651
Changes in assets and liabilities:
Accounts receivable, net	(13,931)	(2,040)
Inventory	(11,546)	(404)
Other assets	555	(4,805)
Accounts payable	18,113	13,540
Other liabilities	(1,472)	(3,669)
Net cash provided by operating activities	39,667	29,419
Investing Activities:
Purchases of property and equipment	(9,913)	(3,231)
Acquisition of intangible assets	—	(3,141)
Proceeds from the sale of property and equipment	10	34
Other	(200)	—
Net cash used in investing activities	(10,103)	(6,338)
Financing Activities:
Borrowing of debt	—	169,546
Repayments of debt	(130,000)	(16,111)
Cash paid for the repurchase of Common Stock	—	(9,092)
Proceeds from the exercise of Common Stock options	5,984	5,902
Cash paid for the cancellation of restricted stock	(1,532)	(404)
Acquisition contingent consideration payment	(68)	—
Net cash (used in) provided by financing activities	(125,616)	149,841
Foreign currency effect	(1,338)	(426)
Net (decrease) increase in cash and cash equivalents	(97,390)	172,496
Cash and cash equivalents at beginning of period	268,345	52,948
Cash and cash equivalents at end of period	$170,955	$225,444
Supplemental disclosure of cash flow information:
Cash paid for taxes	$2,555	$3,525
Cash paid for interest	$844	$537

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2020	32,921	$121,073	$7,458	$(14,982)	$472,782	$586,331
Net income	—	—	—	—	32,909	32,909
Other comprehensive loss	—	—	—	(13,674)	—	(13,674)
Stock compensation, net	190	8,527	(1,335)	—	—	7,192
Balance at March 31, 2021	33,111	$129,600	$6,123	$(28,656)	$505,691	$612,758

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2019	32,674	$102,507	$10,852	$(42,441)	$401,732	$472,650
Net income	—	—	—	—	11,873	11,873
Other comprehensive loss	—	—	—	(12,490)	—	(12,490)
Stock compensation, net	171	8,644	(1,204)	—	—	7,440
Stock repurchase	(246)	(9,092)	—	—	—	(9,092)
Balance at March 31, 2020	32,599	$102,059	$9,648	$(54,931)	$413,605	$470,381

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Note 1 – Overview

Gentherm Incorporated is a global developer and marketer of innovative thermal management technologies for a broad range of heating and cooling and temperature control applications. Unless the context otherwise requires, the terms “Gentherm”, “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated and its consolidated subsidiaries. Our products provide solutions for automotive passenger climate comfort and convenience, battery thermal management and cell connecting systems, as well as patient temperature management within the health care industry. Our automotive products can be found in the vehicles of nearly all major automotive manufacturers operating in North America and Europe, and several major automotive manufacturers in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. We are also developing a number of new technologies and products that are expected to help enable improvements to existing products and to create new product applications for existing and new markets.

Basis of Presentation

The unaudited consolidated condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The information furnished in the consolidated condensed financial statements include all adjustments (consisting of only normal, recurring adjustments), considered necessary to present fairly the results of operations, financial position and cash flows of the Company. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Impact of COVID-19

The COVID-19 pandemic began in China around December 2019.  The impact of the outbreak quickly expanded beyond China and its surrounding region.  The COVID-19 pandemic significantly disrupted and adversely impacted global economic activity and the global automotive markets in the first half of 2020, which had significant negative impacts on Gentherm’s financial performance in the first half of 2020.  During the first quarter of 2020, customer plants in North America and Europe were closed beginning in the second half of March due to the pandemic.  This resulted in temporary, partial closures of several of our manufacturing facilities in North America and Europe by the end of March 2020.  Customer plants and our manufacturing facilities in Asia were closed for several weeks in February and operated at reduced volumes in March 2020, resuming production to near full capacity by the end of the first quarter, which continued throughout the second quarter of 2020.  Other adverse impacts of the pandemic include supply chain and production disruptions, workforce restrictions, travel restrictions and reduced consumer spending.  We significantly recovered in the second half of 2020, with increased strong production volumes versus the first half of that year and stronger than pre-COVID levels.  This recovery continued in the first quarter of 2021.  However, the COVID-19 pandemic is ongoing globally and continues to have a significant impact on global automotive markets in 2021, in the form of supply chain and production disruptions, workforce restrictions and travel restrictions, among other factors, and we remain subject to related risks.

The increased consumer demand and vehicle production schedules in the second half of 2020, particularly in the fourth quarter, was unexpected in certain areas of our supply chain. This surge in demand, as well as a significant increased consumer demand for

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

personal electronics, during the latter half of 2020 led to a worldwide semiconductor supply shortage in early 2021.  Semiconductor suppliers have not been able to quickly reallocate production lines to serve the full capacity needs of the automotive industry. Other recent pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts and manufacturing delays.  Our suppliers also have experienced plant closures and production delays, and may continue to experience delays in manufacturing the materials and products we require according to our schedule and specifications.  We are working closely with our suppliers and customers to minimize any potential adverse impacts, and we continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise.  The consequences of the pandemic and adverse impact to the economy continue to evolve and the future adverse impact on our business and financial statements remains subject to significant uncertainty as of the date of this filing.

Segment Reporting

The Company has two reportable segments: Automotive, which includes automotive climate comfort systems, automotive cable systems, battery performance solutions and automotive electronic and software systems; and Medical.

In 2020, the previously-named Industrial reporting segment was renamed the Medical reporting segment to reflect the patient temperature management business as the focus and strategic direction of this segment. Also, during 2020, the advanced research and development costs not associated with the Medical segment were presented within the Automotive segment, as this organization primarily supports the Automotive related research and development activities following the divestitures of our former remote power generation systems business, Gentherm Global Power Technologies (“GPT”) and our former environmental test equipment business, Cincinnati Sub Zero industrial chamber business (“CSZ-IC”).

Note 2 – New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This ASU simplifies the accounting for income taxes by removing certain exceptions previously included in the guidance. In addition, the ASU amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. The Company adopted ASU 2019-12 as of January 1, 2021 and there was no significant impact on its consolidated condensed financial statements and related disclosures as a result.

Recently Issued Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. In January 2021, the FASB subsequently issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.  ASU 2020-04 and ASU 2021-01 is effective as of March 12, 2020 through December 31, 2022 and may be applied retrospectively to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

available to be issued. The Company will adopt this standard when LIBOR is discontinued and does not expect a material impact to its consolidated financial statements.

Note 3 – Restructuring

Manufacturing Footprint Rationalization

On September 23, 2019, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. Under this plan, the Company is relocating and consolidating certain existing automotive manufacturing and, as a result, reducing the number of plants by two.  On March 20, 2020, the Company announced the initial phase of this restructuring plan, which includes the consolidation of all North American electronics manufacturing to Celaya, Mexico. This will result in the closure of the Burlington, Canada facility, and the transfer of electronics manufacturing from Acuña, Mexico. On December 10, 2020, the Company announced the consolidation of its electronics manufacturing in Asia to Bantian, Shenzhen, China, which will result in the closure of our Longgang, Shenzhen, China facility.

During the three months ended March 31, 2021, the Company recognized restructuring expense of $206 for employee separation costs, $95 for accelerated depreciation and $164 for other costs, respectively. During the three months ended March 31, 2020, the Company recognized restructuring expense of $248 for employee separation costs and $242 of accelerated depreciation.  The Company has recorded approximately $7,602 of restructuring expenses since the inception of this program.

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

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the three months ended March 31, 2021, the Company recognized $326 of employee separation costs.  During the three months ended March 31, 2020, the Company recognized $3,054 of employee separation costs and $222 of other related costs.  These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead costs

Restructuring Expenses By Reporting Segment

The following table summarizes restructuring expense for the three months ended March 31, 2021 and 2020 by reporting segment:

	Three Months Ended March 31,
	2021	2020
Automotive	$791	$3,122
Medical	—	96
Corporate	—	548
Total	$791	$3,766

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Restructuring Liability

Restructuring liabilities are classified as Other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring liability for the three months ended March 31, 2021:

	Employee Separation Costs	Accelerated Depreciation and Asset Impairment Charges	Other Related Costs	Total
Balance at December 31, 2020	$5,627	$—	$—	$5,627
Additions, charged to restructuring expenses	632	95	164	891
Cash payments	(1,439)	—	(164)	(1,603)
Non-cash utilization	—	(95)	—	(95)
Change in estimate	(100)	—	—	(100)
Currency translation	(74)	—	—	(74)
Balance at March 31, 2021	$4,646	$—	$—	$4,646

Note 4 – Details of Certain Balance Sheet Components

	March 31, 2021	December 31, 2020
Other current assets:
Notes receivable	$13,371	$19,200
Income tax and other tax receivable	10,797	10,514
Billable tooling	4,416	4,831
Prepaid expenses	8,143	3,930
Other	2,345	2,713
Total other current assets	$39,072	$41,188
Other current liabilities:
Liabilities from discounts and rebates	$24,572	$22,910
Accrued employee liabilities	20,584	26,612
Income tax and other taxes payable	19,661	14,714
Restructuring	4,646	5,627
Accrued warranty	2,798	2,391
Other	8,990	9,155
Total other current liabilities	$81,251	$81,409

Note 5 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2021 was as follows:

	Automotive	Medical	Total
'Balance as of December 31, 2020	$39,495	$28,529	$68,024
Exchange rate impact	(1,285)	(450)	(1,735)
Balance as of March 31, 2021	$38,210	$28,079	$66,289

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of March 31, 2021 and December 31, 2020 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$93,444	$(61,816)	$31,628
Technology	29,378	(23,565)	5,813
Product development costs	21,032	(20,284)	748
Indefinite-lived:
Tradenames	4,670	—	4,670
Balance as of March 31, 2021	$148,524	$(105,665)	$42,859

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$97,815	$(63,432)	$34,383
Technology	30,615	(24,075)	6,540
Product development costs	22,164	(21,336)	828
Indefinite-lived:
Tradenames	4,670	—	4,670
Balance as of December 31, 2020	$155,264	$(108,843)	$46,421

On February 28, 2020, Gentherm acquired the automotive patents and technology of a development-stage technology company for $3,141. The investment was accounted for as an asset acquisition of defensive intangible assets and will be amortized over six years.

In addition to annual impairment testing, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. We are not presently aware of any events or circumstances that would require us to revise the carrying value of our assets or liabilities as of March 31, 2021.

Note 6 – Leases

The Company has operating leases for office, manufacturing and research and development facilities, as well as land leases for certain manufacturing facilities that are accounted for as operating leases. The Company also has operating leases for office equipment and automobiles. Excluding land leases, our leases have remaining lease terms ranging from less than 1 year to 11 years and may include options to extend the lease for an additional term up to as long as the original term of the lease.  Land leases have remaining lease terms that range from 40 to 42 years and some which specify that the end of the lease term is at the discretion of the lessee. The Company does not have lease arrangements with related parties.

Components of lease expense for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Lease cost:
Operating lease cost	$2,558	$1,586
Short-term lease cost	554	509
Sublease income	(41)	(40)
Total lease cost	$3,071	$2,055

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Other information related to leases is as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,764	$1,621
Right-of-use lease assets obtained in exchange for lease obligations:
Operating leases	$269	$6,349
Gain on sale and leaseback transactions, net
	March 31, 2021	March 31, 2020
Weighted average remaining lease term:
Operating leases	7.2 years	6.5 years
Weighted average discount rate:
Operating leases	4.65%	5.08%

A summary of operating leases as of March 31, 2021, under all non-cancellable operating leases with terms exceeding one year is as follows:

2021 (excluding the three months ended March 31, 2021)	$5,563
2022	6,057
2023	4,035
2024	3,824
2025	3,642
2026 or later	10,457
Total future minimum lease payments	33,578
Less imputed interest	(5,056)
Total	$28,522

Note 7 – Debt

The following table summarizes the Company’s debt as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
U.S. Revolving Note (U.S. Dollar Denominations)	1.61%	$41,500	1.65%	$171,500
U.S. Revolving Note (Euro Denominations)	1.50%	14,069	1.50%	14,684
DEG Vietnam Loan	5.21%	6,250	5.21%	6,250
Total debt		61,819		192,434
Current maturities		(2,500)		(2,500)
Long-term debt, less current maturities		$59,319		$189,934

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Credit Agreement

On June 27, 2019, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent, which includes a revolving credit note (“U.S. Revolving Note”). The Credit Agreement has a maximum borrowing capacity of $475,000 and matures on June 27, 2024. The Credit Agreement also provides $15,000 availability for the issuance of letters of credit and a maximum of $40,000 for swing line borrowing.  Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the Credit Agreement.  The Company had no outstanding letters of credit issued under the Credit Agreement as of March 31, 2021 and December 31, 2020.

The U.S. borrowers and guarantors participating in the Credit Agreement also entered into a related amended and restated pledge and security agreement.  The amended and restated pledge and security agreement grants a security interest to the lenders in substantially all of the personal property of the Company and its U.S. subsidiaries designated as borrowers to secure their respective obligations under the Credit Agreement, including the stock and membership interests of specified subsidiaries (limited to 66% of the stock in the case of certain non-U.S. subsidiaries). In addition to the security obligations, all obligations under the Credit Agreement are unconditionally guaranteed by certain of the Company’s subsidiaries. The Credit Agreement restricts, among other things, the amount of dividend payments the Company can make to shareholders.

The Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets, merge with other companies or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio (based on consolidated EBITDA for the applicable trailing 12-month period as defined in the Credit Agreement) as of the end of any fiscal quarter. The Credit Agreement also contains customary events of default. As of March 31, 2021, the Company was in compliance with the terms of the Credit Agreement.

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (0.06% at March 31, 2021) plus 0.50%, Bank of America’s prime rate (3.25% at March 31, 2021), or the Eurocurrency rate plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (0.11% at March 31, 2021). All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio reported by the Company. As long as the Company is not in default of the terms and conditions of the Credit Agreement, the lowest and highest possible Applicable Rate is 1.25% and 2.25%, respectively, for Eurocurrency Rate Loans and 0.25% and 1.25%, respectively, for Base Rate Loans.

In March 2020, the Company increased its borrowings under the Credit Agreement by $169,546 as a safeguard to increase its cash position and provide additional financial flexibility due to the COVID-19 pandemic. The proceeds were used for working capital and for other general corporate purposes permitted by the Credit Agreement. As of March 31, 2021, the Company repaid the full drawdown of $169,546 from March 2020 under the Credit Agreement. As of March 31, 2021, $55,569 was outstanding under the Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $419,184 remained available as of March 31, 2021 for additional borrowings under the Credit Agreement subject to specified conditions that Gentherm currently satisfies.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

March 31, 2021, the Company was in compliance with the terms of the DEG Vietnam Loan.

The scheduled principal maturities of our debt as of March 31, 2021 were as follows:

	DEG Vietnam Note	U.S. Revolving Note	Total
2021	$2,500	$—	$2,500
2022	2,500	—	2,500
2023	1,250	—	1,250
2024	—	55,569	55,569
Total	$6,250	$55,569	$61,819

Note 8 – Commitments and Contingencies

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

Product Liability and Warranty Matters

The Company accrues warranty obligations for products sold based on management estimates of future failure rates and current claim cost experience, with support from the sales, engineering, quality and legal functions.  Using historical information available to the Company, including claims already filed by customers, the warranty accrual is adjusted quarterly to reflect management’s best estimate of future claims. The Company maintains liability insurance coverage at levels based on commercial norms and historical claims experience. The Company may experience material claims in the future and may incur significant costs to defend such claims.

The following is a reconciliation of the changes in accrued warranty costs:

	Three Months Ended March 31,
	2021	2020
Balance at the beginning of the period	$2,391	$4,596
Warranty claims paid	(352)	(1,278)
Warranty expense for products shipped during the current period	519	500
Adjustments to warranty estimates from prior periods	271	(450)
Adjustments due to currency translation	(31)	(45)
Balance at the end of the period	$2,798	$3,323

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Note 9 –Earnings Per Share

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

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Net income	$32,909	$11,873

Basic weighted average shares of Common Stock outstanding	32,945,970	32,692,895
Dilutive effect of stock options, restricted stock awards and restricted stock units	443,621	176,254
Diluted weighted average shares of Common Stock outstanding	33,389,591	32,869,149

Basic earnings per share	$1.00	$0.36
Diluted earnings per share	$0.99	$0.36

The following table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2021	2020
Anti-dilutive securities share impact	—	682,741

Note 10 – Financial Instruments

Derivative Financial Instruments

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates, changes in interest rates and commodity price fluctuations. Market risks for changes in interest rates relate primarily to its debt obligations under the Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won and Vietnamese Dong.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which the Company hedges its exposure to foreign currency exchange risks is twelve months. The Company had foreign currency derivative contracts with a notional value of $8,805 and $13,299 outstanding as of March 31, 2021 and December 31, 2020, respectively.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

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

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of March 31, 2021 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$845	Other current liabilities	$—	$845

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of December 31, 2020 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$1,513	Other current liabilities	$—	$1,513

Information relating to the effect of derivative instruments on our consolidated condensed statements of income and the consolidated condensed statements of comprehensive income (loss) is as follows:

		Three Months Ended March 31,
	Location	2021	2020
Foreign currency derivatives	Cost of sales	$478	$78
	Other comprehensive loss	(667)	(4,795)
	Foreign currency gain (loss)	124	(71)
Total foreign currency derivatives		$(65)	$(4,788)

The Company did not incur any hedge ineffectiveness during the three months ended March 31, 2021 and 2020.

Note 11 – Fair Value Measurements

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

(In thousands, except per share data)

(Unaudited)

Level 2: Inputs, other than quoted market prices included in Level 1, that are observable either directly or indirectly for the asset or liability.

Level 3: Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Items Measured at Fair Value on a Recurring Basis

Except for derivative instruments (see Note 10), pension plan assets and a corporate owned life insurance policy, the Company had no material financial assets and liabilities that were carried at fair value at March 31, 2021 and December 31, 2020. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.  As of March 31, 2021 and December 31, 2020, there were no significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  As of March 31, 2021, and December 31, 2020, the carrying values of the indebtedness under the Company’s Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 7).  Discount rates used to measure the fair value of the DEG Vietnam Loan are based on quoted swap rates.  As of March 31, 2021, the carrying value of the DEG Vietnam Loan was $6,250 as compared to an estimated fair value of $6,404.  As of December 31, 2020, the carrying value of the DEG Vietnam Loan was $6,250 as compared to an estimated fair value of $6,360.

Note 12 – Equity

In December 2016, the Board of Directors of Gentherm Incorporated (“Board of Directors”) authorized a three-year, $100,000 stock repurchase program (“Stock Repurchase Program”). In June 2018, the Board of Directors authorized an increase in the Stock Repurchase Program to $300,000, and an extension of the Stock Repurchase Program until December 2020. On December 11, 2020, the Board of Directors authorized a new stock repurchase program (the “2020 Stock Repurchase Program”) to commence upon expiration of the prior stock repurchase program on December 15, 2020. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150,000 of its issued and outstanding common stock over a three-year period, expiring December 15, 2023.

Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The Stock Repurchase Program had $74,226 of repurchase authorization remaining at expiration. The Company did not make any repurchases under the 2020 Stock Repurchase Program during the three months ended March 31, 2021.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Note 13 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting Accumulated other comprehensive loss during the three months ended March 31, 2021 and 2020 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2020	$(3,451)	$(12,637)	$1,106		$(14,982)
Other comprehensive loss before reclassifications	—	(12,872)	(158)		(13,030)
Income tax effect of other comprehensive loss before reclassifications	—	(280)	34		(246)
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(509)	[a]	(509)
Income taxes reclassified into net income	—	—	111		111
Net current period other comprehensive loss	—	(13,152)	(522)		(13,674)
Balance at March 31, 2021	$(3,451)	$(25,789)	$584		$(28,656)
(a)	The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.
	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2019	$(3,371)	$(39,965)	$895		$(42,441)
Other comprehensive loss before reclassifications	—	(8,687)	(4,170)		(12,857)
Income tax effect of other comprehensive loss before reclassifications	—	(53)	909		856
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(625)	[a]	(625)
Income taxes reclassified into net income	—	—	136		136
Net current period other comprehensive loss	—	(8,740)	(3,750)		(12,490)
Balance at March 31, 2020	$(3,371)	$(48,705)	$(2,855)		$(54,931)
(a)	The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.

The Company expects all of the existing gains and losses related to foreign currency hedge derivatives reported in Accumulated other comprehensive loss as of March 31, 2021 to be reclassified into earnings during the next twelve months. See Note 10 for additional information about derivative financial instruments and the effects from reclassification to net income.

Note 14 – Income Taxes

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. Jurisdictions with a projected loss for the year for which no tax benefit can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the composition and timing of actual earnings compared to annual projections. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or as our tax environment changes. To the extent that the expected annual effective income tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs.

A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended March 31, 2021 and 2020, is shown below:

	Three Months Ended March 31,
	2021	2020
Income tax expense	$7,565	$5,406
Earnings before income tax	$40,474	$17,279
Effective tax rate	18.7%	31.3%

Income tax expense was $7,565 for the three months ended March 31, 2021, on earnings before income tax of $40,474, representing an effective tax rate of 18.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to certain intercompany transactions in the first quarter of 2021, partially offset by the international provisions of the U.S. tax reform such as global intangible low-tax income (“GILTI”).

Income tax expense was $5,406 for the three months ended March 31, 2020, on earnings before income tax of $17,279, representing an effective tax rate of 31.3%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the international provisions of the U.S. tax reform, such as GILTI, partly offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Note 15 – Revenue Recognition

Contract Balances

The Company has no material contract assets. The Company’s contract liabilities are comprised of material rights in the Automotive segment. The aggregate amount of transaction price allocated to material rights that remained unsatisfied as of March 31, 2021 was $265.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $1,651 and $1,805 as of March 31, 2021 and December 31, 2020, respectively. These amounts are recorded in Other non-current assets and are being amortized into Product revenues over the expected production life of the program.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Note 16 – Segment Reporting

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

•	Medical – this segment represents the combined results from our Medical business.
•

Corporate – includes corporate costs, selling, general and administrative costs and acquisition transaction costs. This segment has been renamed this year to better align with the costs allocated to this segment.  It was previously named ‘Reconciling Items’.

In 2020, the Industrial reporting segment was renamed the Medical reporting segment to reflect the patient temperature management business as the focus and strategic direction of this segment. Also, during 2020, the advanced research and development costs not associated with the Medical segment were presented within the Automotive segment, as this organization now primarily supports the Automotive related development activities following the divestitures of GPT and CSZ-IC.  For comparability to the prior year, we have moved the portion of advanced research and development costs to the Automotive segment that were focused on technologies related to automotive in both the Depreciation and amortization and Operating income (loss) lines in the table below.

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three months ended March 31, 2021 and 2020.

Three Months Ended March 31,	Automotive	Medical	Corporate	Total
2021:
Product revenues	$279,370	$9,165	$—	$288,535
Depreciation and amortization	9,053	584	217	$9,854
Operating income (loss)	53,116	(531)	(11,836)	$40,749
2020:
Product revenues	$216,472	$12,141	$—	$228,613
Depreciation and amortization	9,492	606	308	$10,406
Operating income (loss)	28,454	964	(10,717)	$18,701

Automotive and Medical segment product revenues by product category for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Climate Control Seat (CCS)	$109,173	$82,528
Seat Heaters	76,721	64,532
Steering Wheel Heaters	28,864	19,235
Automotive Cables	24,281	22,140
Battery Performance Solutions (BPS)	17,760	11,209
Electronics	15,105	10,376
Other Automotive	7,466	6,452
Subtotal Automotive segment	279,370	216,472
Medical segment	9,165	12,141
Total Company	$288,535	$228,613

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Total product revenues information by geographic area is as follows (based on shipment destination):

	Three Months Ended March 31,
	2021	2020
United States	$115,287	$105,918
China	33,515	13,003
South Korea	24,640	16,417
Germany	19,180	16,830
Japan	17,920	16,137
Other	77,993	60,308
Total Non-U.S.	173,248	122,695
Total Company	$288,535	$228,613

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as the impact of the COVID-19 pandemic on our financial statements, liquidity, and business as well as the global economy and automotive industry, our ability to maintain current production levels, the amount of borrowing availability under the Credit Agreement and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs, our ability to finance sufficient working capital and our ability to execute our strategic plan and Manufacturing Footprint Rationalization restructuring plan. Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof or as of the date specified herein and are based on management’s current expectations and beliefs.  Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, Part II “Item 1A. Risk Factors” in this Report and subsequent reports filed with the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements. In addition, such forward-looking statements do not include the potential impact of any business combinations, acquisitions, divestitures, strategic investments and other significant transactions that may be completed after the date hereof, each of which may present material risks to the Company’s business and financial results.  Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated condensed financial statements and related notes thereto included elsewhere in this Report and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

Gentherm Incorporated is a global developer and marketer of innovative thermal management technologies for a broad range of heating and cooling and temperature control applications. Unless the context otherwise requires, the terms “Gentherm”, “Company”, “we”, “us” and “our” used herein refer to Gentherm Incorporated and its consolidated subsidiaries. Our products provide solutions for automotive passenger climate comfort and convenience, battery thermal management and cell connecting systems, as well as patient temperature management within the health care industry. Our automotive products can be found in the vehicles of nearly all major automotive manufacturers operating in North America and Europe, and several major automotive manufacturers in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. We are also developing a number of new technologies and products that are expected to help enable improvements to existing products and to create new product applications for existing and new markets.

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle.  Historically, new vehicle demand has been driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives.  Economic volatility or weakness, as well as geopolitical factors, in North America, Europe or Asia, could result in a significant reduction in automotive sales and production by our customers, and therefore have an adverse effect on our business, results of operations and financial condition, such as we experienced in the first half of 2020 as a result of the COVID-19 pandemic, as described below. While our diversified automotive OEM customer base and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns, including the impact of the COVID-19 pandemic, and benefit from industry upturns in the ordinary course, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.  In addition, we may be adversely impacted by volatility, weakness or slow growth in markets for hybrid electric vehicles specifically.

Recent Trends

General Economic Conditions

The COVID-19 pandemic began in China around December 2019.  The impact of the outbreak quickly expanded beyond China and its surrounding region.  The COVID-19 pandemic significantly disrupted and adversely impacted global economic activity and the global automotive markets in the first half of 2020, which had significant negative impacts on Gentherm’s financial performance in the first half of 2020.  During the first quarter of 2020, customer plants in North America and Europe were closed beginning in the second half of March due to the pandemic.  This resulted in temporary, partial closures of several of our manufacturing facilities in North America and Europe by the end of March 2020.  Customer plants and our manufacturing facilities in Asia were closed for several weeks in February and operated at reduced volumes in March 2020, resuming production to near full capacity by the end of the first quarter, which continued throughout the second quarter of 2020.  Other adverse impacts of the pandemic include supply chain and production disruptions, workforce restrictions, travel restrictions and reduced consumer spending.  We significantly recovered in the second half of 2020, with increased strong production volumes versus the first half of that year and stronger than pre-COVID levels.  This recovery continued in the first quarter of 2021.  However, the COVID-19 pandemic is ongoing globally and continues to have a significant impact on global automotive markets in 2021, in the form of supply chain and production disruptions, workforce restrictions and travel restrictions, among other factors, and we remain subject to related risks.

The increased consumer demand and vehicle production schedules in the second half of 2020, particularly in the fourth quarter, was unexpected in certain areas of our supply chain. This surge in demand, as well as a significant increased consumer demand for personal electronics, during the latter half of 2020 led to a worldwide semiconductor supply shortage in early 2021.  The automotive industry is highly reliant on semiconductors and, beginning in the fourth quarter 2020 and continuing in 2021, is facing a significant supply shortage of semiconductors. In the first half of 2020, global semiconductor manufacturers and their distributors allocated capacity to meet surging demand for consumer electronics and away from the automotive sector that was experiencing plant shutdowns. Given capacity constraints and long lead times for restarting production, semiconductor manufacturers became further strained when automotive vehicle production and other industries utilizing semiconductors had a strong rebound in the second half of 2020. Such activity has resulted in significant supply shortages and cost increases across the automotive industry, and has an adverse impact on our business.  Semiconductor suppliers have not been able to quickly reallocate production lines to serve the full capacity needs of the automotive industry. Other recent pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts and manufacturing delays.  Our suppliers also have experienced plant closures and production delays, and may continue to experience delays in manufacturing the materials and products we require according to our schedule and specifications.  We are working closely with our suppliers and customers to minimize any potential adverse impacts, and we continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise.  The consequences of the pandemic and adverse impact to the economy continue to evolve and the future adverse impact on our business and financial statements remains subject to significant uncertainty as of the date of this filing.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. According to the forecasting firm IHS Markit (April 2021 release), global light vehicle production in the first quarter of 2021 in the Company’s key markets of North America, Europe, China, Japan and Korea, as compared to the first quarter of 2020, are shown below (in millions of units):

	Three Months Ended March 31,
	2021	2020	% Change
North America	3.6	3.8	(5.3)%
Europe	4.7	4.7	0.0%
Greater China	5.8	3.3	75.8%
Japan / South Korea	3.0	3.0	0.0%
Total light vehicle production volume in key markets	17.1	14.8	15.6%

The IHS Markit (April 2021 release) forecasted light vehicle production volume in the Company’s key markets for full year 2021 to increase to 70.9 million units, a 10.1% increase from full year 2020 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts may be significantly different from period to period due to changes in macroeconomic conditions or matters specific to the automotive industry, such as the fluctuations that occurred in 2020 due to the COVID-19 pandemic.  Further, due to differences in regional product mix at our manufacturing facilities, as well as releases from customers on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of IHS Markit or other third-party sources.

Liquidity

In light of the substantial economic and financial impact of the COVID-19 pandemic to date, the Company took significant actions to address its liquidity position.  In March 2020, the Company borrowed an additional $169.5 million under its revolving credit facility, and took other prudent actions addressing day-to-day operations, to increase its cash position and provide additional financial flexibility due to the COVID-19 pandemic. The proceeds were used for working capital and for other general corporate purposes permitted by the Credit Agreement. As of March 31, 2021, the Company repaid the full drawdown of $169.5 million from March 2020 under the Credit Agreement. As of March 31, 2021, $55.6 million was outstanding under the Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $419.2 remained available as of March 31, 2021 for additional borrowings under the Credit Agreement subject to specified conditions that Gentherm currently satisfies.  See “—Liquidity and Capital Resources” below for additional information.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the first quarter of 2021, we secured $400 million of automotive new business awards. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that new business awards are an indicator of future revenue. New business awards are not projections of revenue or future business as of March 31, 2021, the date of this Report or any other date. Customer projections regularly change over time and we do not update our calculation of any new business award after the date initially communicated. Automotive new business awards in the first quarter 2021 also do not reflect, in particular, the impact of the COVID-19 pandemic on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements” above.

Restructuring

Manufacturing Footprint Rationalization

On September 23, 2019, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. Under this plan, the Company is relocating and consolidating certain existing automotive manufacturing and, as a result, reducing the number of plants by two.  On March 20, 2020, the Company announced the initial phase of this restructuring plan, which includes the consolidation of all North American electronics manufacturing to Celaya, Mexico. This will result in the closure of the Burlington, Canada facility, and the transfer of electronics manufacturing from Acuña, Mexico.  On December 10, 2020, the Company announced the consolidation of its electronics manufacturing in Asia to Bantian, Shenzhen, China, which will result in the closure of our Longgang, Shenzhen, China facility.

During the three months ended March 31, 2021, the Company recognized restructuring expense of $0.2 million for employee separation costs, $0.1 million for accelerated depreciation and $0.2 million for other costs. During the three months ended March 31, 2020, the Company recognized restructuring expense of $0.2 million for employee separation costs and $0.2 million of accelerated depreciation.  The Company has recorded $7.6 million of restructuring expenses since the inception of this program.

Under this restructuring plan, the Company expects to incur total costs of between $16 million and $19 million, of which between $13 million and $16 million are expected to be cash expenditures. The total expected costs include employee separation costs of between $6.5 million and $7.5 million, capital expenditures of between $3.5 million and $4.5 million and non-cash expenses for accelerated depreciation and impairment of fixed assets of approximately $3 million. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $3 million and $4 million. The actions under this plan are expected to be substantially completed by the end of 2021. The actual timing, costs and savings of the plan may differ materially from the Company’s current expectations and estimates

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the three months ended March 31, 2021, the Company recognized $0.3 million of employee separation costs.  During the three months ended March 31, 2020, the Company recognized $3.1 million of employee separation costs and $0.2 million of other related costs. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead costs. The Company will continue to explore opportunities to improve its future profitability and competitiveness. These actions may result in the recognition of additional restructuring charges that could be material

Stock Repurchase Program

On December 11, 2020, the Board of Directors authorized a new stock repurchase program (the “2020 Stock Repurchase Program”) to commence upon expiration of the prior stock repurchase program on December 15, 2020. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150 million of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023.  Repurchases under the 2020 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations.  During the three months ended March 31, 2021, we did not make any repurchases under the 2020 Stock Repurchase Program and have a remaining repurchase authorization of $150.0 million as of March 31, 2021.

Reportable Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Medical.

In 2020, the Industrial reporting segment was renamed the Medical reporting segment to reflect the patient temperature management business as the focus and strategic direction of this segment. Also, during 2020, the advanced research and development costs not associated with the Medical segment were presented within the Automotive segment, as this organization primarily supports the Automotive related research and development activities following the divestitures of Cincinnati Sub-Zero industrial chamber business (“CSZ-IC”) and Gentherm Global Power Technologies (“GPT”) in 2019.

See Note 16, “Segment Reporting”, to the consolidated condensed financial statements included in this Report for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income.  The financial information used by our chief operating decision maker to assess operating performance and allocate resources is based on these reportable segments.

Consolidated Results of Operations

The results of operations for the three months ended March 31, 2021 and 2020, in thousands, were as follows:

	Three Months Ended March 31,
	2021	2020	Favorable / (Unfavorable)
Product revenues	$288,535	$228,613	$59,922
Cost of sales	200,866	162,546	(38,320)
Gross margin	87,669	66,067	21,602
Operating expenses:
Net research and development expenses	17,603	17,760	157
Selling, general and administrative expenses	28,526	25,840	(2,686)
Restructuring expenses	791	3,766	2,975
Total operating expenses	46,920	47,366	446
Operating income	40,749	18,701	22,048
Interest expense, net	(1,039)	(748)	(291)
Foreign currency gain (loss)	773	(938)	1,711
Other (loss) income	(9)	264	(273)
Earnings before income tax	40,474	17,279	23,195
Income tax expense	7,565	5,406	(2,159)
Net income	$32,909	$11,873	$21,036

Product revenues by product category, in thousands, for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020	% Change
Climate Control Seat (CCS)	$109,173	$82,528	32.3%
Seat Heaters	76,721	64,532	18.9%
Steering Wheel Heaters	28,864	19,235	50.1%
Automotive Cables	24,281	22,140	9.7%
Battery Performance Solutions (BPS)	17,760	11,209	58.4%
Electronics	15,105	10,376	45.6%
Other Automotive	7,466	6,452	15.7%
Subtotal Automotive segment	279,370	216,472	29.1%
Medical segment	9,165	12,141	(24.5)%
Total Company	$288,535	$228,613	26.2%

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,			Variance Due To:
	2021	2020	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing/Other	Total
Product revenues	$288,535	$228,613	$59,922	$56,901	$10,879	$(7,858)	$59,922

Product revenues for the three months ended March 31, 2021 increased 26.2% as compared to the three months ended March 31, 2020.  The increase in product revenues is primarily related to increased volumes and the impact from the recovery from the COVID-19 pandemic in our Automotive segment and favorable foreign currency impacts, primarily related to the Euro, Chinese Renminbi and Korean Won.  Product revenues increased across all Automotive segment product lines, including a $26.6 million, $12.2 million, $9.6 million and $6.6 million increase in Climate Control Seats, Seat Heaters, Steering Wheel Heaters and Battery Performance Solutions, respectively, primarily due to new program launches and higher take rates.  The decrease in product revenues included in Variance Due To Pricing/Other above is primarily attributable to decreases in customer pricing in our Automotive segment and decreased volumes in our Medical segment.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,			Variance Due To:
	2021	2020	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$200,866	$162,546	$(38,320)	$(32,000)	$2,872	$(5,103)	$(4,089)	$(38,320)
Gross margin	$87,669	$66,067	$21,602	$24,901	$2,872	$5,776	$(11,947)	$21,602
Gross margin - Percentage of product revenues	30.4%	28.9%

Cost of sales for the three months ended March 31, 2021 increased 23.6% as compared to the three months ended March 31, 2020.  The increase in cost of sales is primarily related to increased volumes in our Automotive segment and unfavorable foreign currency impacts primarily attributable to the Euro and Chinese Renminbi.  The offsetting Variance Due To Operational Performance is primarily attributable to an increase in manufacturing productivity and a decrease in material costs, partially offset by higher freight costs. The increase in cost of sales included in Variance Due To Other above is due to the following items:

•	$3.1 million of increase due to wage inflation;
•	$0.8 million of increase due to mark to market adjustments in cash settled stock appreciation rights; and
•	$1.5 million of decrease attributable to lower volumes in the Medical segment.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Favorable / (Unfavorable)
Research and development expenses	$22,426	$20,537	$(1,889)
Reimbursed research and development expenses	(4,823)	(2,777)	2,046
Net research and development expenses	$17,603	$17,760	$157
Percentage of product revenues	6.1%	7.8%

Net research and development expenses for the three months ended March 31, 2021 decreased 0.9% as compared to the three months ended March 31, 2020.  The decrease in net research and development expenses is primarily related to increased project-related spending, more than offset by higher reimbursements for costs to design, develop and purchase tooling pursuant to customer contracts.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Favorable / (Unfavorable)
Selling, general and administrative expenses	$28,526	$25,840	$(2,686)
Percentage of product revenues	9.9%	11.3%

Selling, general and administrative expenses for the three months ended March 31, 2021 increased 10.4% as compared to the three months ended March 31, 2020.  The increase in selling, general and administrative expenses is primarily related to exercises and mark to market adjustments in cash settled stock appreciation rights.

Restructuring Expenses

Below is a summary of our restructuring expenses, in thousands, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Favorable / (Unfavorable)
Restructuring expenses	$791	$3,766	$2,975

Restructuring expenses primarily relate to the Manufacturing Footprint Rationalization restructuring program and other discrete restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead expenses.

During the three months ended March 31, 2021, the Company recognized expenses of $0.5 million for employee separation costs and $0.3 million of accelerated depreciation and other costs.

During the three months ended March 31, 2020, the Company recognized expenses of $3.3 million for employee separation costs, $0.2 million of accelerated depreciation and $0.2 million of other related costs.

See Note 3, “Restructuring” of the consolidated condensed financial statements included in this Report for additional information.

Interest Expense

Below is a summary of our interest expense, in thousands, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Favorable / (Unfavorable)
Interest expense, net	$(1,039)	$(748)	$(291)

Interest expense, net for the three months ended March 31, 2021 increased 38.9% as compared to the three months ended March 31, 2020.  The increase is due to a higher balance on our revolving credit agreement during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020

See Note 7, “Debt” of the consolidated condensed financial statements included in this Report for additional information.

Foreign Currency Gain (Loss)

Below is a summary of our foreign currency gain (loss), in thousands, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Favorable / (Unfavorable)
Foreign currency gain (loss)	$773	$(938)	$1,711

Foreign currency gain for the three months ended March 31, 2021 included net realized foreign currency gain of $0.5 million and net unrealized foreign currency gain of $0.3 million.

Foreign currency loss for the three months ended March 31, 2020 included net realized foreign currency loss of $0.2 million and net unrealized foreign currency loss of $0.8 million.

Other (Loss) Income

Below is a summary of our other (loss) income, in thousands, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Favorable / (Unfavorable)
Other (loss) income	$(9)	$264	$(273)

The decrease in Other (loss) income is due to a decrease in miscellaneous income.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Favorable / (Unfavorable)
Income tax expense	$7,565	$5,406	$(2,159)

Income tax expense was $7.6 million for the three months ended March 31, 2021, on earnings before income tax of $40.5 million, representing an effective tax rate of 18.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to certain intercompany transactions in the first quarter of 2021, partially offset by the international provisions of the U.S. tax reform such as global intangible low-tax income (“GILTI”).

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

Liquidity and Capital Resources

Cash and Cash Flows

The Company historically has funded its liquidity needs primarily through cash flows from operating activities and borrowings under its Credit Agreement, as well as equity and other debt financings.  In light of the significant economic uncertainty and financial impact of the COVID-19 pandemic, the Company has taken significant actions to address its liquidity.  First, the Company has been prudently addressing its day-to-day operations, including reducing expenses, inventory levels and capital spending.  Also, in March 2020, the Company increased its borrowings under the Credit Agreement by $169.5 million as a safeguard to increase its cash position and provide additional financial flexibility. The proceeds were used for working capital and for other general corporate purposes permitted by the Credit Agreement.  As of March 31, 2021, the Company repaid the full drawdown of $169.5 million from March 2020 under the Credit Agreement. As of March 31, 2021, $55.6 million was outstanding under the Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $419.2 remained available as of March 31, 2021 for additional borrowings under the Credit Agreement subject to specified conditions that Gentherm currently satisfies.

On December 11, 2020, the Board of Directors authorized the 2020 Stock Repurchase Program to commence upon expiration of the prior stock repurchase program, which expired on December 15, 2020. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023.  As of March 31, 2021, $150.0 million of availability remained under the stock repurchase program.

Based on the Company’s current operating plan and the foregoing actions, management believes cash and cash equivalents at March 31, 2021, together with cash flows from operating activities, and borrowing available under our Credit Agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months.  However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we may need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt offerings.

A continued worldwide disruption, including from additional waves of pandemic outbreaks, from the COVID-19 pandemic, and actions that lending institutions, our customers, consumers and governmental authorities may take in response, could materially affect our future access to sources of liquidity, and such capital may not be available at all or on reasonable terms.  Further, the extent to which the COVID-19 pandemic adversely affects our future financial performance and thus our cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions will resume. Even after the COVID-19 pandemic has subsided, we may continue to experience significant adverse impacts on our business, financial performance, financial condition, cash flows, liquidity and stock price for a lengthy period of time as a result of its global economic impact.

The following table represents our cash and cash equivalents, in thousands:

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents at beginning of period	$268,345	$52,948
Cash provided by operating activities	39,667	29,419
Cash used in investing activities	(10,103)	(6,338)
Cash (used in) provided by financing activities	(125,616)	149,841
Foreign currency effect on cash and cash equivalents	(1,338)	(426)
Cash and cash equivalents at end of period	$170,955	$225,444

Cash Flows From Operating Activities

We manage our cash and cash equivalents in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities and for financial flexibility. The following table compares the cash flows from operating activities during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, in thousands:

	Three Months Ended March 31,
	2021	2020	Change
Operating Activities:
Net income	$32,909	$11,873	$21,036
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,854	10,406	(552)
Deferred income taxes	105	721	(616)
Non-cash stock based compensation	2,740	1,942	798
Change in defined benefit pension plans	(477)	85	(562)
Loss on sale of property and equipment	242	119	123
Operating lease expense	2,575	1,651	924
Net income after non-cash adjustments	47,948	26,797	21,151
Changes in operating assets and liabilities:
Accounts receivable, net	(13,931)	(2,040)	(11,891)
Inventory	(11,546)	(404)	(11,142)
Other assets	555	(4,805)	5,360
Accounts payable	18,113	13,540	4,573
Other liabilities	(1,472)	(3,669)	2,197
Net cash provided by operating activities	$39,667	$29,419	$10,248

The following table illustrates changes in working capital during the three months ended March 31, 2021, in thousands:

Working capital at December 31, 2020	$437,622
Decrease in cash and cash equivalents	(93,212)
Increase in accounts receivable	13,931
Increase in inventory	11,547
Decrease in tax receivables, net	(5,064)
Decrease in other assets	(1,801)
Increase in accounts payable	(18,114)
Decrease in other current and non-current liabilities	4,287
Foreign currency effect on working capital	(7,477)
Working capital at March 31, 2021	$341,719

The following table highlights significant transactions that contributed to the decrease in cash and cash equivalents during the three months ended March 31, 2021, in thousands:

Net cash provided by operating activities	$39,667
Repayments of debt	(130,000)
Purchases of property and equipment	(9,913)
Proceeds from the exercise of Common Stock options	5,984
Cash paid for the cancellation of restricted stock	(1,532)
Other items	(1,596)
Decrease in cash and cash equivalents	$(97,390)

Cash Flows From Investing Activities

Cash used in investing activities was $10.1 million during the three months ended March 31, 2021, primarily reflecting purchases of property and equipment of $9.9 million.

Cash Flows From Financing Activities

Cash used in financing activities was $125.6 million during the three months ended March 31, 2021, reflecting payments of principal on the U.S. Revolving Note totaling $130.0 million in aggregate.  Borrowings under the Credit Agreement mature on June 27, 2024.  See Note 7, “Debt” of the consolidated condensed financial statements included in this Report for additional information. Cash was also paid during the three months ended March 31, 2021 for cancellations of restricted stock awards totaling $1.5 million, more than offset by proceeds from the exercise of Common Stock options totaling $6.0 million.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.  There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended March 31, 2021.  We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “New Accounting Pronouncements” in the consolidated condensed financial statements included in this Report.

Off-Balance Sheet Arrangements

At March 31, 2021, we do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is fifteen months. We had foreign currency derivative contracts with a notional value of $8.8 million and $13.3 million outstanding at March 31, 2021 and December 31, 2020, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be $0.9 million and $1.3 million as of March 31, 2021 and December 31, 2020, respectively. The potential gain in fair value from a hypothetical 10% change in quoted currency exchange rates would be $1.1 million and $1.6 million as of March 31, 2021 and December 31, 2020, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

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

Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of March 31, 2021 is set forth in Note 10, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

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

	Expected Maturity Date
	2021	2022	2023	2024	2025	2026	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate (€EUR)	$—	$—	$—	$14,069	$—	$—	$14,069	$14,069
Variable interest rate as of March 31, 2021				1.50%			1.50%
Variable rate ($USD)	$—	$—	$—	$41,500	$—	$—	$41,500	$41,500
Variable interest rate as of March 31, 2021				1.61%			1.61%
Fixed rate ($USD)	$2,500	$2,500	$1,250	$—	$—	$—	$6,250	$6,404
Fixed interest rate	5.21%	5.21%	5.21%				5.21%

The fair value of our fixed-rate debt at March 31, 2021 and December 31, 2020 was $6.4 million and $6.4 million, respectively. The fair value of our variable rate debt at March 31, 2021 and December 31, 2020 was $55.6 million and $186.2 million, respectively. A hypothetical 100 basis point change (increase or decrease) in interest rates would create an estimated change in fair value of our fixed-rate debt of $0.1 million as of March 31, 2021. A hypothetical 100 basis point change in interest rates on our variable-rate debt would change interest expense on an annual basis by $0.6 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2021	Total	Fair Value
USD Functional Currency
Forward Exchange Agreements:
(Receive $MXN / Pay $USD)
Total contract amount	$8,805	$8,805	$845
Average contract rate	22.71	22.71
ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended March 31, 2021.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.  You should carefully consider the risks and uncertainties described therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During First Quarter 2021

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 to January 31, 2021	—	$—	—	$150,000,000
February 1, 2021 to February 28, 2021	—	$—	—	$150,000,000
March 1, 2021 to March 31, 2021	—	$—	—	$150,000,000

(1)

On December 11, 2020, the Board of Directors authorized a new stock repurchase program (the “2020 Stock Repurchase Program”) to commence upon expiration of the prior stock repurchase program on December 15, 2020. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding common stock over a three-year period, expiring December 15, 2023. The authorization of this stock repurchase program does not require that the Company repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Company’s Board of Directors at any time.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
10.1*	Second Amended and Restated Gentherm Incorporated Senior Level Performance Bonus Plan		8-K		10.1	3/15/21
10.2*	Form of Restricted Stock Unit Award Agreement		8-K		10.2	3/15/21
10.3*	Form of Performance Stock Unit Award Agreement		8-K		10.3	3/15/21
10.4*	Severance Pay Plan for Eligible Employees of Gentherm Incorporated		8-K		10.4	3/15/21
10.5*	Second Amendment to Offer Letter Agreement between Gentherm Incorporated and Matteo Anversa dated as of March 12, 2021		8-K		10.5	3/15/21
10.6*	Second Amendment to Executive Relocation and Employment Agreement between Gentherm Incorporated and Paul Giberson dated as of March 12, 2021		8-K		10.6	3/15/21
10.7*	Form of First Amendment to Executive Offer Letter		8-K		10.7	3/15/21
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	X

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

Date: April 30, 2021

/s/ MATTEO ANVERSA
Matteo Anversa
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 30, 2021