Form 10-Q
period 2021-06-30
GENTHERM Inc
filed 2021-07-30
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

At July 26, 2021, there were 33,154,603 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$186,863	$268,345
Accounts receivable, net	198,225	211,672
Inventory:
Raw materials	80,208	68,362
Work in process	9,369	8,247
Finished goods	48,669	45,792
Inventory, net	138,246	122,401
Other current assets	35,668	41,188
Total current assets	559,002	643,606
Property and equipment, net	155,439	152,581
Goodwill	66,710	68,024
Other intangible assets, net	41,009	46,421
Operating lease right-of-use assets	26,195	30,642
Deferred income tax assets	72,558	73,912
Other non-current assets	12,960	7,653
Total assets	$933,873	$1,022,839
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$115,096	$116,043
Current lease liabilities	6,046	6,032
Current maturities of long-term debt	2,500	2,500
Other current liabilities	83,500	81,409
Total current liabilities	207,142	205,984
Long-term debt, less current maturities	45,794	189,934
Non-current lease liabilities	21,275	24,233
Pension benefit obligation	7,644	8,163
Other non-current liabilities	6,808	8,194
Total liabilities	$288,663	$436,508
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 33,145,066 and 32,921,341 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	132,742	121,073
Paid-in capital	6,162	7,458
Accumulated other comprehensive loss	(24,176)	(14,982)
Accumulated earnings	530,482	472,782
Total shareholders’ equity	645,210	586,331
Total liabilities and shareholders’ equity	$933,873	$1,022,839

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenues	$266,005	$136,061	$554,540	$364,674
Cost of sales	186,792	109,326	387,658	271,872
Gross margin	79,213	26,735	166,882	92,802
Operating expenses:
Net research and development expenses	18,227	15,341	35,830	33,101
Selling, general and administrative expenses	27,223	21,889	55,749	47,729
Restructuring expenses	2,091	(598)	2,882	3,168
Total operating expenses	47,541	36,632	94,461	83,998
Operating income (loss)	31,672	(9,897)	72,421	8,804
Interest expense, net	(630)	(1,361)	(1,669)	(2,109)
Foreign currency (loss) gain	(515)	(1,741)	258	(2,679)
Other income	12	2,882	3	3,146
Earnings (loss) before income tax	30,539	(10,117)	71,013	7,162
Income tax expense	5,748	205	13,313	5,611
Net income (loss)	$24,791	$(10,322)	$57,700	$1,551
Basic earnings (loss) per share	$0.75	$(0.32)	$1.75	$0.05
Diluted earnings (loss) per share	$0.74	$(0.32)	$1.72	$0.05
Weighted average number of shares – basic	33,100	32,580	33,025	32,635
Weighted average number of shares – diluted	33,544	32,580	33,469	32,869

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$24,791	$(10,322)	$57,700	$1,551
Other comprehensive income (loss):
Foreign currency translation adjustments	4,528	5,947	(8,624)	(2,793)
Unrealized (loss) gain on foreign currency derivative securities, net of tax	(48)	1,139	(570)	(2,611)
Other comprehensive income (loss), net of tax	4,480	7,086	(9,194)	(5,404)
Comprehensive income (loss)	$29,271	$(3,236)	$48,506	$(3,853)

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net income	$57,700	$1,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,571	20,488
Deferred income taxes	(225)	(913)
Non-cash stock based compensation	6,199	3,909
Change in defined benefit pension plans	(669)	(278)
Loss on disposition of property and equipment	496	339
Operating lease expense	4,629	3,490
Gain on sale of patents	—	(1,978)
Changes in assets and liabilities:
Accounts receivable, net	11,647	38,410
Inventory	(17,211)	5,292
Other assets	3,986	2,888
Accounts payable	(289)	(17,753)
Other liabilities	(1,472)	(5,218)
Net cash provided by operating activities	84,362	50,227
Investing Activities:
Purchases of property and equipment	(20,669)	(7,500)
Acquisition of intangible assets	—	(3,141)
Proceeds from the sale of patents and property and equipment	10	1,061
Cost of technology investment	(5,200)	—
Net cash used in investing activities	(25,859)	(9,580)
Financing Activities:
Borrowing of debt	—	201,193
Repayments of debt	(143,731)	(81,830)
Cash paid for the repurchase of Common Stock	—	(9,092)
Proceeds from the exercise of Common Stock options	6,292	6,178
Cash paid for the cancellation of restricted stock	(2,117)	(471)
Acquisition contingent consideration payment	(69)	—
Net cash (used in) provided by financing activities	(139,625)	115,978
Foreign currency effect	(360)	2,102
Net (decrease) increase in cash, cash equivalents and restricted cash	(81,482)	158,727
Cash, cash equivalents and restricted cash at beginning of period	268,345	52,948
Cash, cash equivalents and restricted cash at end of period	$186,863	$211,675
Supplemental disclosure of cash flow information:
Cash paid (refund) for taxes	$8,563	$(3,117)
Cash paid for interest	$1,455	$1,967

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2020	32,921	$121,073	$7,458	$(14,982)	$472,782	$586,331
Net income	—	—	—	—	32,909	32,909
Other comprehensive loss	—	—	—	(13,674)	—	(13,674)
Stock compensation, net	190	8,527	(1,335)	—	—	7,192
Balance at March 31, 2021	33,111	129,600	6,123	(28,656)	505,691	612,758
Net income	—	—	—	—	24,791	24,791
Other comprehensive income	—	—	—	4,480	—	4,480
Stock compensation, net	34	3,142	39	—	—	3,181
Balance at June 30, 2021	33,145	$132,742	$6,162	$(24,176)	$530,482	$645,210

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2019	32,674	$102,507	$10,852	$(42,441)	$401,732	$472,650
Net income	—	—	—	—	11,873	11,873
Other comprehensive loss	—	—	—	(12,490)	—	(12,490)
Stock compensation, net	171	8,644	(1,204)	—	—	7,440
Stock repurchase	(246)	(9,092)	—	—	—	(9,092)
Balance at March 31, 2020	32,599	102,059	9,648	(54,931)	413,605	470,381
Net loss	—	—	—	—	(10,322)	(10,322)
Other comprehensive income	—	—	—	7,086	—	7,086
Stock compensation, net	41	2,054	122	—	—	2,176
Balance at June 30, 2020	32,640	$104,113	$9,770	$(47,845)	$403,283	$469,321

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

Basis of Presentation and Significant Accounting Policies

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

Principles of consolidation

The consolidated condensed financial statements include the accounts of the Company, its wholly owned subsidiaries and those entities in which it has a controlling financial interest. The Company evaluates its relationship with other entities for consolidation and to identify whether such entities are variable interest entities (“VIE”) and to assess whether the Company is the primary beneficiary of such entities. Investments in affiliates in which Gentherm does not have control but does have the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. When Gentherm does not have the ability to exercise significant influence (generally when ownership interest is less than 20%), investments in affiliates are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.

During the six months ended June 30, 2021, the Company invested $5,200 for an ownership interest in Carrar Ltd. (“Carrar”), an Israel-based technology developer of advanced thermal management systems for the electric mobility market. The Company determined that Carrar is a VIE; however, the Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of the investment. Therefore, the Company has concluded that it is not the primary beneficiary. Gentherm’s investment in Carrar is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, and is recorded in Other non-current assets.

Revenue Recognition

The Company has no material contract assets or contract liabilities as of June 30, 2021.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $1,598 and $1,805 as of June 30, 2021 and December 31, 2020, respectively. These amounts are recorded in Other non-current assets and are being amortized into Product revenues over the expected production life of the applicable program.

Impact of COVID-19

The COVID-19 pandemic began in China around December 2019.  The impact of the outbreak quickly expanded beyond China and its surrounding region.  The COVID-19 pandemic significantly disrupted and adversely impacted global economic activity and the global automotive markets in the first half of 2020, which had significant negative impacts on Gentherm’s financial performance in the first half of 2020.  During the first quarter of 2020, customer plants in North America and Europe were closed beginning in the second half of March due to the pandemic.  This resulted in temporary, partial closures of several of our manufacturing facilities in North America and Europe by the end of March 2020.  During the second quarter of 2020, our manufacturing facilities in North America and Europe remained closed until the last week in May due to the pandemic, gradually resuming production to near full capacity in North America, and to about 70% capacity in Europe by the end of June. Customer plants and our manufacturing facilities in Asia were closed for several weeks in February and operated at reduced volumes in March 2020, resuming production to near full capacity by the end of the first quarter, which continued throughout the second quarter of 2020.  Other adverse impacts of the pandemic include supply chain and production disruptions, workforce restrictions, travel restrictions and reduced consumer spending.  We significantly recovered in the second half of 2020, with increased strong production volumes versus the first half of that year and stronger than pre-COVID levels.  This recovery continued in the first and second quarters of 2021.  However, the COVID-19 pandemic is ongoing globally and continues to have a significant impact on global automotive markets in 2021, in the form of supply chain and production disruptions, workforce restrictions and travel restrictions, among other factors, and we remain subject to related risks.

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

In 2020, the previously-named Industrial reporting segment was renamed the Medical reporting segment to reflect the patient temperature management business as the focus and strategic direction of this segment. Also, during 2020, the advanced research and development costs not associated with the Medical segment were presented within the Automotive segment, as the advanced research and development organization primarily supports the Automotive related research and development activities following the divestitures of our former remote power generation systems business, Gentherm Global Power Technologies (“GPT”) and our former environmental test equipment business, Cincinnati Sub Zero industrial chamber business (“CSZ-IC”).

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Subsequent Events

On July 1, 2021, the Company’s Medical segment acquired the medical business unit of a German based developer and manufacturer of electronic control units for 2,400 Euros.

On July 22, 2021, the Company’s Automotive segment invested 2,000 Euros in a European automotive technology company that specializes in the development of hands on detection technology.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. In January 2021, the FASB subsequently issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.  ASU 2020-04 and ASU 2021-01 is effective as of March 12, 2020 through December 31, 2022 and may be applied retrospectively to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. The Company will adopt this standard when LIBOR is discontinued and does not expect a material impact to its consolidated condensed financial statements.

Note 3 – Restructuring

Manufacturing Footprint Rationalization

On September 23, 2019, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. Under this plan, the Company is relocating and consolidating certain existing automotive manufacturing and, as a result, reducing the number of plants by two.  On March 20, 2020, the Company announced the initial phase of this restructuring plan, which includes the consolidation of all North American electronics manufacturing to Celaya, Mexico. This will result in the closure of the Burlington, Canada facility, and the transfer of electronics manufacturing from Acuña, Mexico. On December 10, 2020, the Company announced the consolidation of its electronics manufacturing in Asia to Bantian, Shenzhen, China, which will result in the closure of our Longgang, Shenzhen, China facility. During the three months ended June 30, 2021, production ceased at our Burlington, Canada facility, and electronics manufacturing continues to transition to Celaya, Mexico.

During the three and six months ended June 30, 2021, the Company recognized restructuring expense of $759 and $965 for employee separation costs, respectively, $97 and $192 for accelerated depreciation, respectively, and $488 and $652 for other costs,

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

respectively. During the three and six months ended June 30, 2020, the Company recognized restructuring expense of $(1,691) and $(1,443), respectively, for employee separation costs and $200 and $442, respectively, of accelerated depreciation and $16 and $16 for other costs.  The net activity in 2020 was primarily related to a reduction in the estimates of previously recognized employee separation costs. The Company has recorded approximately $8,946 of restructuring expenses since the inception of this program.

The Company expects to incur total costs of between $16,000 and $19,000, of which between $13,000 and $16,000 are expected to be cash expenditures. The total expected costs include employee separation costs of between $6,500 and $7,500, capital expenditures of between $3,500 and $4,500 and non-cash expenses for accelerated depreciation and impairment of fixed assets of approximately $3,000. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $3,000 and $4,000. The remaining actions under this plan are expected to be substantially completed by the end of 2021. The actual timing, costs and savings of the plan may differ materially from the Company’s current expectations and estimates.

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the three and six months ended June 30, 2021, the Company recognized $747 and $1,073, respectively, of employee separation costs.  During the three and six months ended June 30, 2020, the Company recognized $860 and $3,914, respectively, of employee separation costs and $17 and $239 of other related costs.  These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to best cost locations and the reduction of global overhead costs

Restructuring Expenses By Reporting Segment

The following table summarizes restructuring expense for the three months ended June 30, 2021 and 2020 by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Automotive	$1,075	$(619)	$1,866	$2,503
Medical	—	4	—	100
Corporate	1,016	17	1,016	565
Total	$2,091	$(598)	$2,882	$3,168

Restructuring Liability

Restructuring liabilities are classified as Other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring liability for the six months ended June 30, 2021:

	Employee Separation Costs	Accelerated Depreciation	Other Related Costs	Total
Balance at December 31, 2020	$5,627	$—	$—	$5,627
Additions, charged to restructuring expenses	632	95	164	891
Cash payments	(1,439)	—	(164)	(1,603)
Non-cash utilization	—	(95)	—	(95)
Change in estimate	(100)	—	—	(100)
Currency translation	(74)	—	—	(74)
Balance at March 31, 2021	4,646	—	—	4,646
Additions, charged to restructuring expenses	1,478	97	488	2,063
Cash payments	(1,099)	—	(488)	(1,587)
Non-cash utilization	—	(97)	—	(97)
Change in estimate	28	—	—	28
Currency translation	(92)	—	—	(92)
Balance at June 30, 2021	$4,961	$—	$—	$4,961

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 4 – Details of Certain Balance Sheet Components

	June 30, 2021	December 31, 2020
Other current assets:
Notes receivable	$11,388	$19,200
Income tax and other tax receivable	10,077	10,514
Billable tooling	4,035	4,831
Prepaid expenses	8,007	3,930
Other	2,161	2,713
Total other current assets	$35,668	$41,188
Other current liabilities:
Liabilities from discounts and rebates	$28,221	$22,910
Accrued employee liabilities	25,261	26,612
Income tax and other taxes payable	16,478	14,714
Restructuring	4,961	5,627
Accrued warranty	2,495	2,391
Other	6,084	9,155
Total other current liabilities	$83,500	$81,409

Note 5 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2021 was as follows:

	Automotive	Medical	Total
'Balance as of December 31, 2020	$39,495	$28,529	$68,024
Exchange rate impact	(973)	(341)	(1,314)
Balance as of June 30, 2021	$38,522	$28,188	$66,710

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of June 30, 2021 and December 31, 2020 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$94,501	$(64,151)	$30,350
Technology	29,677	(24,400)	5,277
Product development costs	21,359	(20,647)	712
Indefinite-lived:
Tradenames	4,670	—	4,670
Balance as of June 30, 2021	$150,207	$(109,198)	$41,009

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$97,815	$(63,432)	$34,383
Technology	30,615	(24,075)	6,540
Product development costs	22,164	(21,336)	828
Indefinite-lived:
Tradenames	4,670	—	4,670
Balance as of December 31, 2020	$155,264	$(108,843)	$46,421

On February 28, 2020, Gentherm acquired the automotive patents and technology of a development-stage technology company for $3,141. The investment was accounted for as an asset acquisition of defensive intangible assets and will be amortized over six years.

In addition to annual impairment testing, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. We are not presently aware of any events or circumstances that would require us to revise the carrying value of our assets or liabilities as of June 30, 2021.

Note 6 – Debt

The following table summarizes the Company’s debt as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
U.S. Revolving Note (U.S. Dollar Denominations)	1.35%	$35,000	1.65%	$171,500
U.S. Revolving Note (Euro Denominations)	1.25%	8,294	1.50%	14,684
DEG Vietnam Loan	5.21%	5,000	5.21%	6,250
Total debt		48,294		192,434
Current maturities		(2,500)		(2,500)
Long-term debt, less current maturities		$45,794		$189,934

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Credit Agreement

On June 27, 2019, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent, which includes a revolving credit note (“U.S. Revolving Note”). The Credit Agreement has a maximum borrowing capacity of $475,000 and matures on June 27, 2024. The Credit Agreement also provides $15,000 availability for the issuance of letters of credit and a maximum of $40,000 for swing line borrowing.  Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the Credit Agreement.  The Company had no outstanding letters of credit issued under the Credit Agreement as of June 30, 2021 and December 31, 2020.

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

The Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets, merge with other companies or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio (based on consolidated EBITDA for the applicable trailing 12-month period as defined in the Credit Agreement) as of the end of any fiscal quarter. The Credit Agreement also contains customary events of default. As of June 30, 2021, the Company was in compliance with the terms of the Credit Agreement.

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (0.08% at June 30, 2021) plus 0.50%, Bank of America’s prime rate (3.25% at June 30, 2021), or the Eurocurrency rate plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (0.10% at June 30, 2021). All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio reported by the Company. As long as the Company is not in default of the terms and conditions of the Credit Agreement, the lowest and highest possible Applicable Rate is 1.25% and 2.25%, respectively, for Eurocurrency Rate Loans and 0.25% and 1.25%, respectively, for Base Rate Loans.

In March 2020, the Company increased its borrowings under the Credit Agreement by $169,546 as a safeguard to increase its cash position and provide additional financial flexibility due to the COVID-19 pandemic. The proceeds were used for working capital and for other general corporate purposes permitted by the Credit Agreement. As of the end of the first quarter of 2021, the Company repaid the full drawdown of $169,546 from March 2020 under the Credit Agreement. As of June 30, 2021, $43,294 was outstanding under the Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $431,625 remained available as of June 30, 2021 for additional borrowings under the Credit Agreement subject to specified conditions that Gentherm currently satisfies.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

June 30, 2021, the Company was in compliance with the terms of the DEG Vietnam Loan.

The scheduled principal maturities of our debt as of June 30, 2021 were as follows:

	DEG Vietnam Note	U.S. Revolving Note	Total
2021	$1,250	$—	$1,250
2022	2,500	—	2,500
2023	1,250	—	1,250
2024	—	43,294	43,294
Total	$5,000	$43,294	$48,294

Note 7 – Commitments and Contingencies

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

The following is a reconciliation of the changes in accrued warranty costs:

	Six Months Ended June 30,
	2021	2020
Balance at the beginning of the period	$2,391	$4,596
Warranty claims paid	(599)	(1,624)
Warranty expense for products shipped during the current period	1,043	842
Adjustments to warranty estimates from prior periods	(314)	(942)
Adjustments due to currency translation	(26)	(20)
Balance at the end of the period	$2,495	$2,852

Note 8 –Earnings Per Share

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$24,791	$(10,322)	$57,700	$1,551

Basic weighted average shares of Common Stock outstanding	33,100,230	32,579,549	33,025,432	32,635,322
Dilutive effect of stock options, restricted stock awards and restricted stock units	443,978	—	443,417	233,392
Diluted weighted average shares of Common Stock outstanding	33,544,208	32,579,549	33,468,849	32,868,714

Basic earnings per share	$0.75	$(0.32)	$1.75	$0.05
Diluted earnings per share	$0.74	$(0.32)	$1.72	$0.05

The following table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Anti-dilutive securities share impact	—	894,520	—	346,596

Note 9 – Financial Instruments

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which the Company hedges its exposure to foreign currency exchange risks is fifteen months. The Company had foreign currency derivative contracts with a notional value of $20,078 and $13,299 outstanding as of June 30, 2021 and December 31, 2020, respectively.

The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company’s hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to Accumulated other comprehensive loss in the consolidated condensed balance sheets.  When the underlying hedge transaction is realized, the gain or loss included in Accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk.  The Company records the ineffective portion of foreign currency hedging instruments, if any, to Foreign currency gain (loss) in the consolidated condensed statements of income (loss).

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

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of June 30, 2021 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$814	Other current liabilities	$(35)	$779

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

Information relating to the effect of derivative instruments on our consolidated condensed statements of income (loss) and the consolidated condensed statements of comprehensive income (loss) is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2021	2020	2021	2020
Foreign currency derivatives	Cost of sales	$529	$(796)	$1,007	$(718)
	Other comprehensive income (loss)	(62)	1,458	(729)	(3,337)
	Foreign currency gain (loss)	36	(58)	160	(129)
Total foreign currency derivatives		$503	$604	$438	$(4,184)

The Company did not incur any hedge ineffectiveness during the six months ended June 30, 2021 and 2020.

Accounts Receivable Factoring

In June 2021, the Company entered into a receivable factoring arrangement that provides for aggregate purchases of up to $41,300 of specified customer accounts in North America. The receivable factoring arrangement results in true sales of the transferred receivables, which are excluded from amounts reported in the consolidated condensed balance sheets when the receivables are transferred in accordance with ASC 860, "Transfers and Servicing." There were no receivables transferred during the three months ended June 30, 2021.

Note 10 – Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative instruments (see Note 9), pension plan assets and a corporate owned life insurance policy, the Company had no material financial assets and liabilities that were carried at fair value at June 30, 2021 and December 31, 2020. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.  As of June 30, 2021 and December 31, 2020, there were no significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  As of June 30, 2021, and December 31, 2020, the carrying values of the indebtedness under the Company’s Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).  Discount rates used to measure the fair value of the DEG Vietnam Loan are based on quoted swap rates.  As of June 30, 2021, the carrying value of the DEG Vietnam Loan was $5,000 as compared to an estimated fair value of $5,062.  As of December 31, 2020, the carrying value of the DEG Vietnam Loan was $6,250 as compared to an estimated fair value of $6,360.

Note 11 – Equity

In December 2016, the Board of Directors of Gentherm Incorporated (“Board of Directors”) authorized a three-year, $100,000 stock repurchase program (“Stock Repurchase Program”). In June 2018, the Board of Directors authorized an increase in the Stock Repurchase Program to $300,000, and an extension of the Stock Repurchase Program until December 2020. The Stock Repurchase Program had $74,226 of repurchase authorization remaining at expiration. On December 11, 2020, the Board of Directors authorized a new stock repurchase program (the “2020 Stock Repurchase Program”) to commence upon expiration of the prior stock repurchase program on December 15, 2020. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150,000 of its issued and outstanding common stock over a three-year period, expiring December 15, 2023.

Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The Company did not make any repurchases under the 2020 Stock Repurchase Program during the six months ended June 30, 2021.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 12 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting Accumulated other comprehensive loss during the three and six months ended June 30, 2021 and 2020 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at March 31, 2021	$(3,451)	$(25,789)	$584		$(28,656)
Other comprehensive income before reclassifications	—	4,531	364		4,895
Income tax effect of other comprehensive income before reclassifications	—	(3)	(79)		(82)
Amounts reclassified from accumulated other comprehensive loss into net income (loss)	—	—	(426)	[a]	(426)
Income taxes reclassified into net income (loss)	—	—	93		93
Net current period other comprehensive income (loss)	—	4,528	(48)		4,480
Balance at June 30, 2021	$(3,451)	$(21,261)	$536		$(24,176)
(a)	The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.
	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at March 31, 2020	$(3,371)	$(48,705)	$(2,855)		$(54,931)
Other comprehensive income before reclassifications	—	5,911	572		6,483
Income tax effect of other comprehensive income before reclassifications	—	36	(125)		(89)
Amounts reclassified from accumulated other comprehensive loss into net income (loss)	—	—	886	[a]	886
Income taxes reclassified into net income (loss)	—	—	(194)		(194)
Net current period other comprehensive income	—	5,947	1,139		7,086
Balance at June 30, 2020	$(3,371)	$(42,758)	$(1,716)		$(47,845)
(a)	The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.
	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2020	$(3,451)	$(12,637)	$1,106		$(14,982)
Other comprehensive (loss) income before reclassifications	—	(8,341)	206		(8,135)
Income tax effect of other comprehensive (loss) income before reclassifications	—	(283)	(45)		(328)
Amounts reclassified from accumulated other comprehensive loss into net income (loss)	—	—	(935)	[a]	(935)
Income taxes reclassified into net income (loss)	—	—	204		204
Net current period other comprehensive loss	—	(8,624)	(570)		(9,194)
Balance at June 30, 2021	$(3,451)	$(21,261)	$536		$(24,176)
(a)	The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2019	$(3,371)	$(39,965)	$895		$(42,441)
Other comprehensive loss before reclassifications	—	(2,776)	(3,598)		(6,374)
Income tax effect of other comprehensive loss before reclassifications	—	(17)	784		767
Amounts reclassified from accumulated other comprehensive loss into net income (loss)	—	—	261	[a]	261
Income taxes reclassified into net income (loss)	—	—	(58)		(58)
Net current period other comprehensive loss	—	(2,793)	(2,611)		(5,404)
Balance at June 30, 2020	$(3,371)	$(42,758)	$(1,716)		$(47,845)
(a)	The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.

The Company expects all of the existing gains and losses related to foreign currency hedge derivatives reported in Accumulated other comprehensive loss as of June 30, 2021 to be reclassified into earnings during the next twelve months. See Note 9 for additional information about derivative financial instruments and the effects from reclassification to net income.

Note 13 – Income Taxes

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2021 and 2020, is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax expense	$5,748	$205	$13,313	$5,611
Earnings (loss) before income tax	$30,539	$(10,117)	$71,013	$7,162
Effective tax rate	18.8%	(2.0)%	18.7%	78.3%

Income tax expense was $5,748 for the three months ended June 30, 2021 on earnings before income tax of $30,539 representing an effective tax rate of 18.8%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to certain favorable tax effects on equity vesting and the impact of income taxes on foreign earnings taxed at rates varying from the

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

U.S. statutory rate in the second quarter of 2021, partially offset by the international provisions of the U.S. tax reform such as global intangible low-tax income (“GILTI”).

Income tax expense was $205 for the three months ended June 30, 2020 on loss before income tax of $10,117 representing an effective tax rate of (2)%. The tax amount included the effect of the settlement and closure of multi-year international audits of $3,383. Adjusted for the audit impacts, the effective rate was 31.4%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the international provisions of the U.S. tax reform, such as GILTI, partly offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Income tax expense was $13,313 for the six months ended June 30, 2021 on earnings before income tax of $71,013 representing an effective tax rate of 18.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to certain favorable tax effects on equity vesting, intercompany transactions in 2021 and the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, partially offset by the international provisions of the U.S. tax reform, such as GILTI.

Income tax expense was $5,611for the six months ended June 30, 2020 on earnings before income tax of $7,162 representing an effective tax rate of 78.3%. The tax amount included the effect of the settlement and closure of multi-year international tax audits of $3,383. Adjusted for the audit impacts, the effective tax rate 31.1%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the international provisions of the U.S. tax law, such as GILTI, partly offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Note 14 – Segment Reporting

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
•

Corporate – includes corporate costs, selling, general and administrative costs and acquisition transaction costs. This segment was renamed during fourth quarter of 2020 to better align with the costs allocated to this segment.  It was previously named ‘Reconciling Items’.

In 2020, the Industrial reporting segment was renamed the Medical reporting segment to reflect the patient temperature management business as the focus and strategic direction of this segment. Also, during 2020, the advanced research and development costs not associated with the Medical segment were presented within the Automotive segment, as the advanced research and development organization now primarily supports the Automotive related development activities following the divestitures of GPT and CSZ-IC.  For comparability to the prior year, we have moved the portion of advanced research and development costs to the Automotive segment that were focused on technologies related to automotive in both the Depreciation and amortization and Operating income (loss) lines in the table below.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three and six months ended June 30, 2021 and 2020.

Three Months Ended June 30,	Automotive	Medical	Corporate	Total
2021:
Product revenues	$255,105	$10,900	$—	$266,005
Depreciation and amortization	8,892	580	245	$9,717
Operating income (loss)	43,544	113	(11,985)	$31,672
2020:
Product revenues	$124,386	$11,675	$—	$136,061
Depreciation and amortization	9,295	573	214	$10,082
Operating income (loss)	(2,617)	903	(8,183)	$(9,897)

Six Months Ended June 30,	Automotive	Medical	Corporate	Total
2021:
Product revenues	$534,475	$20,065	$—	$554,540
Depreciation and amortization	17,945	1,164	462	$19,571
Operating income (loss)	96,660	(418)	(23,821)	$72,421
2020:
Product revenues	$340,858	$23,816	$—	$364,674
Depreciation and amortization	18,787	1,178	523	$20,488
Operating income (loss)	25,837	1,867	(18,900)	$8,804

Automotive and Medical segment product revenues by product category for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Climate Control Seat (CCS)	$98,229	$49,879	$207,402	$132,407
Seat Heaters	69,864	33,342	146,585	97,874
Steering Wheel Heaters	26,697	7,980	55,561	27,215
Automotive Cables	22,940	9,833	47,221	31,973
Battery Performance Solutions (BPS)	17,577	6,653	35,337	17,862
Electronics	14,652	13,488	29,757	23,864
Other Automotive	5,146	3,211	12,612	9,663
Subtotal Automotive segment	255,105	124,386	534,475	340,858
Medical segment	10,900	11,675	20,065	23,816
Total Company	$266,005	$136,061	$554,540	$364,674

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Total product revenues information by geographic area for the three and six months ended June 30, 2021 and 2020 is as follows (based on shipment destination):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$102,174	$47,097	$217,461	$153,015
China	33,857	23,517	67,372	36,520
South Korea	25,516	20,385	50,156	36,802
Germany	16,350	9,761	35,530	26,591
Japan	17,633	9,349	35,553	25,486
Other	70,475	25,952	148,468	86,260
Total Non-U.S.	163,831	88,964	337,079	211,659
Total Company	$266,005	$136,061	$554,540	$364,674

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as the impact of the COVID-19 pandemic on our financial statements, liquidity, and business as well as the global economy and automotive industry, our ability to maintain sufficient production levels, the amount of borrowing availability under the Credit Agreement and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs, our ability to finance sufficient working capital and our ability to execute our strategic plan and Manufacturing Footprint Rationalization restructuring plan. Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof or as of the date specified herein and are based on management’s current expectations and beliefs.  Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, Part II “Item 1A. Risk Factors” in this Report and subsequent reports filed with the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements. In addition, such forward-looking statements do not include the potential impact of any business combinations, acquisitions, divestitures, strategic investments and other significant transactions that may be completed after the date hereof, each of which may present material risks to the Company’s business and financial results.  Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Recent Trends

General Economic Conditions

The COVID-19 pandemic began in China around December 2019.  The impact of the outbreak quickly expanded beyond China and its surrounding region.  The COVID-19 pandemic significantly disrupted and adversely impacted global economic activity and the global automotive markets in the first half of 2020, which had significant negative impacts on Gentherm’s financial performance in the first half of 2020.  During the first quarter of 2020, customer plants in North America and Europe were closed beginning in the second half of March due to the pandemic.  This resulted in temporary, partial closures of several of our manufacturing facilities in North America and Europe by the end of March 2020.  During the second quarter of 2020, our manufacturing facilities in North America and Europe remained closed until the last week in May due to the pandemic, gradually resuming production to near full capacity in North America, and to about 70% capacity in Europe by the end of June. Customer plants and our manufacturing facilities in Asia were closed for several weeks in February and operated at reduced volumes in March 2020, resuming production to near full capacity by the end of the first quarter, which continued throughout the second quarter of 2020.  Other adverse impacts of the pandemic include supply chain and production disruptions, workforce restrictions, travel restrictions and reduced consumer spending.  We significantly recovered in the second half of 2020, with increased strong production volumes versus the first half of that year and stronger than pre-COVID levels.  This recovery continued in the first and second quarters of 2021.  However, the COVID-19 pandemic is ongoing globally and continues to have a significant impact on global automotive markets in 2021, in the form of supply chain and production disruptions, workforce restrictions and travel restrictions, among other factors, and we remain subject to related risks.

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

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. According to the forecasting firm IHS Markit (July 2021 release), global light vehicle production in the three and six months ended June 30, 2021 in the Company’s key markets of North America, Europe, China, Japan and Korea, as compared to the three and six months ended June 30, 2020, are shown below (in millions of units):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
North America	3.2	1.4	132.2%	6.8	5.2	32.0%
Europe	4.2	2.2	86.4%	8.9	6.9	28.4%
Greater China	5.9	6.1	(3.6)%	11.7	9.4	25.4%
Japan / South Korea	2.7	2.0	35.8%	5.8	5.0	14.1%
Total light vehicle production volume in key markets	16.0	11.7	36.4%	33.2	26.5	25.3%

The IHS Markit (July 2021 release) forecasted light vehicle production volume in the Company’s key markets for full year 2021 to increase to 69.5 million units, a 7.9% increase from full year 2020 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts may be significantly different from period to period due to changes in macroeconomic conditions or matters specific to the automotive industry, such as the fluctuations that occurred in 2020 due to the COVID-19 pandemic and supply chain shortages.  Further, due to differences in regional product mix at our manufacturing facilities, as well as releases from customers on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of IHS Markit or other third-party sources.

Liquidity

In light of the substantial economic and financial impact of the COVID-19 pandemic to date, the Company took significant actions to address its liquidity position.  In March 2020, the Company borrowed an additional $169.5 million under its revolving credit facility, and took other prudent actions addressing day-to-day operations, to increase its cash position and provide additional financial flexibility due to the COVID-19 pandemic. The proceeds were used for working capital and for other general corporate purposes permitted by the Credit Agreement. As of the end of the first quarter of 2021, the Company repaid the full drawdown of $169.5 million from March 2020 under the Credit Agreement. As of June 30, 2021, $43.3 million was outstanding under the Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $431.6 million remained available as of June 30, 2021 for additional borrowings under the Credit Agreement subject to specified conditions that Gentherm currently satisfies.  See “Liquidity and Capital Resources” below for additional information.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the second quarter of 2021, we secured $400.0 million of automotive new business awards. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that new business awards are an indicator of future revenue. New business awards are not projections of revenue or future business as of June 30, 2021, the date of this Report or any other date. Customer projections regularly change over time and we do not update our calculation of any new business award after the date initially communicated. Automotive new business awards in the second quarter 2021 also do not reflect, in particular, the impact of the COVID-19 pandemic on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements” above.

Restructuring

Manufacturing Footprint Rationalization

On September 23, 2019, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. Under this plan, the Company is relocating and consolidating certain existing automotive manufacturing and, as a result, reducing the number of plants by two.  On March 20, 2020, the Company announced the initial phase of this restructuring plan, which includes the consolidation of all North American electronics manufacturing to Celaya, Mexico. This will result in the closure of the Burlington, Canada facility, and the transfer of electronics manufacturing from Acuña, Mexico.  On December 10, 2020, the Company announced the consolidation of its electronics manufacturing in Asia to Bantian, Shenzhen, China, which will result in the closure of our Longgang, Shenzhen, China facility. During the three months ended June 30, 2021, production ceased at our Burlington, Canada facility, and electronics manufacturing continues to transition to Celaya, Mexico.

During the three and six months ended June 30, 2021, the Company recognized restructuring expense of $0.8 million and $1.0 million for employee separation costs, $0.1 million and $0.2 million for accelerated depreciation and $0.5 million and $0.7 million for other costs, respectively. During the three and six months ended June 30, 2020, the Company recognized restructuring expense of $(1.7) million and $(1.4) million for employee separation costs and $0.2 million and $0.5 million of accelerated depreciation, respectively.  The Company has recorded $8.9 million of restructuring expenses since the inception of this program.

Under this restructuring plan, the Company expects to incur total costs of between $16 million and $19 million, of which between $13 million and $16 million are expected to be cash expenditures. The total expected costs include employee separation costs of between $6.5 million and $7.5 million, capital expenditures of between $3.5 million and $4.5 million and non-cash expenses for accelerated depreciation and impairment of fixed assets of approximately $3 million. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $3 million and $4 million. The remaining actions under this plan are expected to be substantially completed by the end of 2021. The actual timing, costs and savings of the plan may differ materially from the Company’s current expectations and estimates.

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the three and six months ended June 30, 2021, the Company recognized $0.7 million and $1.1 million of employee separation costs, respectively.  During the three and six months ended June 30, 2020, the Company recognized $0.9 million and $4.0 million of employee separation costs, respectively, and less than $0.1 million and $0.2 million of other related costs, respectively. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead costs. The Company will continue to explore opportunities to improve its future profitability and competitiveness. These actions may result in the recognition of additional restructuring charges that could be material.

Stock Repurchase Program

On December 11, 2020, the Board of Directors authorized a new stock repurchase program (the “2020 Stock Repurchase Program”) to commence upon expiration of the prior stock repurchase program on December 15, 2020. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150 million of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023.  Repurchases under the 2020 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations.  During the six months ended June 30, 2021, we did not make any repurchases under the 2020 Stock Repurchase Program and have a remaining repurchase authorization of $150.0 million as of June 30, 2021.

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

See Note 14, “Segment Reporting”, to the consolidated condensed financial statements included in this Report for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income.  The financial information used by our chief operating decision maker to assess operating performance and allocate resources is based on these reportable segments.

Consolidated Results of Operations

The results of operations for the three and six months ended June 30, 2021 and 2020, in thousands, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Favorable / (Unfavorable)	2021	2020	Favorable / (Unfavorable)
Product revenues	$266,005	$136,061	$129,944	$554,540	$364,674	$189,866
Cost of sales	186,792	109,326	(77,466)	387,658	271,872	(115,786)
Gross margin	79,213	26,735	52,478	166,882	92,802	74,080
Operating expenses:
Net research and development expenses	18,227	15,341	(2,886)	35,830	33,101	(2,729)
Selling, general and administrative expenses	27,223	21,889	(5,334)	55,749	47,729	(8,020)
Restructuring expenses	2,091	(598)	(2,689)	2,882	3,168	286
Total operating expenses	47,541	36,632	(10,909)	94,461	83,998	(10,463)
Operating income (loss)	31,672	(9,897)	41,569	72,421	8,804	63,617
Interest expense, net	(630)	(1,361)	731	(1,669)	(2,109)	440
Foreign currency (loss) gain	(515)	(1,741)	1,226	258	(2,679)	2,937
Other income	12	2,882	(2,870)	3	3,146	(3,143)
Earnings (loss) before income tax	30,539	(10,117)	40,656	71,013	7,162	63,851
Income tax expense	5,748	205	(5,543)	13,313	5,611	(7,702)
Net income (loss)	$24,791	$(10,322)	$35,113	$57,700	$1,551	$56,149

Product revenues by product category, in thousands, for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Climate Control Seat (CCS)	$98,229	$49,879	96.9%	$207,402	$132,407	56.6%
Seat Heaters	69,864	33,342	109.5%	146,585	97,874	49.8%
Steering Wheel Heaters	26,697	7,980	234.5%	55,561	27,215	104.2%
Automotive Cables	22,940	9,833	133.3%	47,221	31,973	47.7%
Battery Performance Solutions (BPS)	17,577	6,653	164.2%	35,337	17,862	97.8%
Electronics	14,652	13,488	8.6%	29,757	23,864	24.7%
Other Automotive	5,146	3,211	60.3%	12,612	9,663	30.5%
Subtotal Automotive segment	255,105	124,386	105.1%	534,475	340,858	56.8%
Medical segment	10,900	11,675	(6.6)%	20,065	23,816	(15.7)%
Total Company	$266,005	$136,061	95.5%	$554,540	$364,674	52.1%

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Variance Due To:
	2021	2020	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing/Other	Total
Product revenues	$266,005	$136,061	$129,944	$127,983	$11,113	$(9,152)	$129,944

Product revenues for the three months ended June 30, 2021 increased 95.5% as compared to the three months ended June 30, 2020.  The increase in product revenues is primarily related to increased volumes and the impact from the recovery of the COVID-19 pandemic in our Automotive segment and favorable foreign currency impacts, primarily related to the Euro, Chinese Renminbi and Korean Won.  Product revenues increased across all Automotive segment product lines primarily due to production resuming at our customer locations following the pandemic shutdown in the second quarter of 2020 and new program launches and higher take rates.  The decrease in product revenues included in Variance Due To Pricing/Other above is primarily attributable to decreases in customer pricing in our Automotive segment and decreased volumes in our Medical segment.

Below is a summary of our product revenues, in thousands, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,			Variance Due To:
	2021	2020	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing/Other	Total
Product revenues	$554,540	$364,674	$189,866	$184,884	$21,992	$(17,010)	$189,866

Product revenues for the six months ended June 30, 2021 increased 52.1% as compared to the six months ended June 30, 2020.  The increase in product revenues is primarily related to increased volumes and the impact from the recovery of the COVID-19 pandemic in our Automotive segment and favorable foreign currency impacts, primarily related to the Euro, Chinese Renminbi and Korean Won.  Product revenues increased across all Automotive segment product lines primarily due to production resuming at our customer locations following the pandemic shutdown in the second quarter of 2020 and new program launches and higher take rates.  The decrease in product revenues included in Variance Due To Pricing/Other above is primarily attributable to decreases in customer pricing in our Automotive segment and decreased volumes in our Medical segment.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Variance Due To:
	2021	2020	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$186,792	$109,326	$(77,466)	$(74,000)	$11,609	$(7,468)	$(7,607)	$(77,466)
Gross margin	$79,213	$26,735	$52,478	$53,983	$11,609	$3,645	$(16,759)	$52,478
Gross margin - Percentage of product revenues	29.8%	19.6%

Cost of sales for the three months ended June 30, 2021 increased 70.9% as compared to the three months ended June 30, 2020.  The increase in cost of sales is primarily related to increased volumes in our Automotive segment and unfavorable foreign currency impacts primarily attributable to the Euro and Chinese Renminbi.  The offsetting Variance Due To Operational Performance is primarily attributable to an increase in manufacturing productivity, partially offset by higher material and freight costs. The increase in cost of sales included in Variance Due To Other above is due to the following items:

•	$5.6 million increase due to wage inflation as well as higher labor costs, primarily due to COVID-19 related furloughs in the second quarter of 2020;
•

$2.3 million increase due to higher factory costs in North America and Europe, primarily due to temporary, partial closures of several of our manufacturing facilities in North America and Europe during the second quarter of 2020; and

•	$0.5 million of decrease attributable to lower volumes in the Medical segment.

Below is a summary of our cost of sales and gross margin, in thousands, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,			Variance Due To:
	2021	2020	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$387,658	$271,872	$(115,786)	$(106,000)	$14,481	$(12,571)	$(11,696)	$(115,786)
Gross margin	$166,882	$92,802	$74,080	$78,884	$14,481	$9,421	$(28,706)	$74,080
Gross margin - Percentage of product revenues	30.1%	25.4%

Cost of sales for the six months ended June 30, 2021 increased 42.6% as compared to the six months ended June 30, 2020.  The increase in cost of sales is primarily related to increased volumes in our Automotive segment and unfavorable foreign currency impacts primarily attributable to the Euro and Chinese Renminbi.  The offsetting Variance Due To Operational Performance is primarily attributable to an increase in manufacturing productivity, partially offset by higher material and freight costs. The increase in cost of sales included in Variance Due To Other above is due to the following items:

•	$8.6 million of increase due to wage inflation as well as higher labor costs, primarily due to COVID-19 related furloughs in the second quarter of 2020;
•

$3.3 million increase due to higher factory costs in North America and Europe, primarily due to temporary, partial closures of several of our manufacturing facilities in North America and Europe during the second quarter of 2020 due to the COVID-19 pandemic; and

•	$2.0 million of decrease attributable to lower volumes in the Medical segment.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Favorable / (Unfavorable)
Research and development expenses	$23,013	$19,377	$(3,636)
Reimbursed research and development expenses	(4,786)	(4,036)	750
Net research and development expenses	$18,227	$15,341	$(2,886)
Percentage of product revenues	6.9%	11.3%

Net research and development expenses for the three months ended June 30, 2021 increased 18.8% as compared to the three months ended June 30, 2020.  The increase in net research and development expenses is primarily related to increased project-related spending, partially offset by higher reimbursements for costs to design, develop and purchase tooling pursuant to customer contracts.

Below is a summary of our net research and development expenses, in thousands, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Favorable / (Unfavorable)
Research and development expenses	$45,439	$39,914	$(5,525)
Reimbursed research and development expenses	(9,609)	(6,813)	2,796
Net research and development expenses	$35,830	$33,101	$(2,729)
Percentage of product revenues	6.5%	9.1%

Net research and development expenses for the six months ended June 30, 2021 increased 8.2% as compared to the six months ended June 30, 2020.  The increase in net research and development expenses is primarily related to increased project-related spending, partially offset by higher reimbursements for costs to design, develop and purchase tooling pursuant to customer contracts.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Favorable / (Unfavorable)
Selling, general and administrative expenses	$27,223	$21,889	$(5,334)
Percentage of product revenues	10.2%	16.1%

Selling, general and administrative expenses for the three months ended June 30, 2021 increased 24.4% as compared to the three months ended June 30, 2020.  The increase in selling, general and administrative expenses is primarily related to higher incentive compensation expense, as well as the absence of COVID-19 cost-reduction initiatives that were taken by the Company in the second quarter of 2020 to manage its liquidity position in light of the significant economic uncertainty and financial impact of the COVID-19 pandemic.

Below is a summary of our selling, general and administrative expenses, in thousands, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Favorable / (Unfavorable)
Selling, general and administrative expenses	$55,749	$47,729	$(8,020)
Percentage of product revenues	10.1%	13.1%

Selling, general and administrative expenses for the six months ended June 30, 2021 increased 16.8% as compared to the six months ended June 30, 2020.  The increase in selling, general and administrative expenses is primarily related to higher incentive compensation expense and exercises of cash settled stock appreciation rights, as well as the absence of COVID-19 cost reduction initiatives that were taken by the Company in the second quarter of 2020 to manage its liquidity position in light of the significant economic uncertainty and financial impact of the COVID-19 pandemic.

Restructuring Expenses

Restructuring expenses primarily relate to the Manufacturing Footprint Rationalization restructuring program and other discrete restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead expenses.

Below is a summary of our restructuring expenses, in thousands, for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Favorable / (Unfavorable)
Restructuring expenses	$2,091	$(598)	$(2,689)

During the three months ended June 30, 2021, the Company recognized expenses of $1.5 million for employee separation costs and $0.6 million of accelerated depreciation and other costs.

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

Below is a summary of our restructuring expenses, in thousands, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Favorable / (Unfavorable)
Restructuring expenses	$2,882	$3,168	$286

During the six months ended June 30, 2021, the Company recognized expenses of $2.0 million for employee separation costs and $0.9 million of accelerated depreciation and other costs.

During the six months ended June 30, 2020, the Company recognized expenses of $2.5 million for employee separation costs and $0.7 million of accelerated depreciation and other related costs.

See Note 3, “Restructuring” of the consolidated condensed financial statements included in this Report for additional information.

Interest Expense

Below is a summary of our interest expense, in thousands, for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Favorable / (Unfavorable)
Interest expense, net	$(630)	$(1,361)	$731

Interest expense, net for the three months ended June 30, 2021 decreased 53.7% as compared to the three months ended June 30, 2020.  The decrease is due to a lower balance on our revolving credit agreement during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.

Below is a summary of our interest expense, in thousands, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Favorable / (Unfavorable)
Interest expense, net	$(1,669)	$(2,109)	$440

Interest expense, net for the six months ended June 30, 2021 decreased 20.9% as compared to the six months ended June 30, 2020.  The decrease is due to a lower balance on our revolving credit agreement during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.

See Note 6, “Debt” of the consolidated condensed financial statements included in this Report for additional information.

Foreign Currency Gain (Loss)

Below is a summary of our foreign currency loss, in thousands, for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Favorable / (Unfavorable)
Foreign currency loss	$(515)	$(1,741)	$1,226

Foreign currency loss for the three months ended June 30, 2021 primarily included net realized foreign currency loss of $0.5 million.

Foreign currency loss for the three months ended June 30, 2020 included net realized foreign currency loss of $0.1 million and net unrealized foreign currency loss of $1.6 million.

Below is a summary of our foreign currency gain (loss), in thousands, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Favorable / (Unfavorable)
Foreign currency gain (loss)	$258	$(2,679)	$2,937

Foreign currency gain for the six months ended June 30, 2021 primarily included net unrealized foreign currency gain of $0.3 million.

Foreign currency loss for the six months ended June 30, 2020 included net realized foreign currency loss of $0.3 million and net unrealized foreign currency loss of $2.4 million.

Other Income

Below is a summary of our other income, in thousands, for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Favorable / (Unfavorable)
Other income	$12	$2,882	$(2,870)

The decrease in Other income is due to a one-time gain on sale of patents recorded for the three months ended June 30, 2020.

Below is a summary of our other income, in thousands, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Favorable / (Unfavorable)
Other income	$3	$3,146	$(3,143)

The decrease in Other income is due to a one-time gain on sale of patents recorded for the six months ended June 30, 2020.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Favorable / (Unfavorable)
Income tax expense	$5,748	$205	$(5,543)

Income tax expense was $5.7 million for the three months ended June 30, 2021 on earnings before income tax of $30.5 million representing an effective tax rate of 18.8%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to certain favorable tax effects on equity vesting and the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate in the second quarter of 2021, partially offset by the international provisions of the U.S. tax reform such as global intangible low-tax income (“GILTI”).

Income tax expense was $0.2 million for the three months ended June 30, 2020 on loss before income tax of $10.1 million representing an effective tax rate of (2)%. The tax amount included the effect of the settlement and closure of multi-year international audits of $3.4 million. Adjusted for the audit impacts, the effective rate was 31.4%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the international provisions of the U.S. tax reform, such as GILTI, partly offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Below is a summary of our income tax expense, in thousands, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Favorable / (Unfavorable)
Income tax expense	$13,313	$5,611	$(7,702)

Income tax expense was $13.3 million for the six months ended June 30, 2021 on earnings before income tax of $71.0 million representing an effective tax rate of 18.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to favorable tax effects on equity vesting, intercompany transactions in 2021 and the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, partially offset by the international provisions of the U.S. tax reform, such as GILTI.

Income tax expense was $5.6 million for the six months ended June 30, 2020 on earnings before income tax of $7.2 million representing an effective tax rate of 78.3%. The tax amount included the effect of the settlement and closure of multi-year international tax audits of $3.4 million. Adjusted for the audit impacts, the effective tax rate 31.1%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the international provisions of the U.S. tax law, such as GILTI, partly offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Liquidity and Capital Resources

Cash and Cash Flows

The Company historically has funded its liquidity needs primarily through cash flows from operating activities and borrowings under its Credit Agreement, as well as equity and other debt financings.  Beginning in 2020 and continuing in 2021, due to the significant economic uncertainty and financial impact of the COVID-19 pandemic, the Company has taken significant actions to address its liquidity.  First, the Company has been prudently addressing its day-to-day operations, including reducing expenses, inventory levels and capital spending.  In March 2020, the Company increased its borrowings under the Credit Agreement by $169.5 million as a safeguard to increase its cash position and provide additional financial flexibility. The proceeds were used for working capital and for other general corporate purposes permitted by the Credit Agreement.  During the first quarter of 2021, the Company repaid the full drawdown of $169.5 million from March 2020 under the Credit Agreement. As of June 30, 2021, $43.3 million was outstanding under the Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $431.6 million remained available as of June 30, 2021 for additional borrowings under the Credit Agreement subject to specified conditions that Gentherm currently satisfies.

In addition, on June 9, 2021, we entered into a receivable factoring agreement with HSBC Bank USA, National Association.  Under the receivable factoring agreement, we can sell receivables for certain of our account debtors up to $41.3 million, on a revolving basis.  As of June 30, 2021, we had not sold any receivables under the receivable factoring agreement.

On December 11, 2020, the Board of Directors authorized the 2020 Stock Repurchase Program to commence upon expiration of the prior stock repurchase program, which expired on December 15, 2020. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023.  As of June 30, 2021, $150.0 million of availability remained under the stock repurchase program.

Based on the Company’s current operating plan and the foregoing actions, management believes cash and cash equivalents at June 30, 2021, together with cash flows from operating activities, borrowing available under our Credit Agreement and receivables limit under the receivable factoring agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months.  However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we may need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt offerings.

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

The following table represents our cash and cash equivalents, in thousands:

	Six Months Ended June 30,
	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$268,345	$52,948
Cash provided by operating activities	84,362	50,227
Cash used in investing activities	(25,859)	(9,580)
Cash (used in) provided by financing activities	(139,625)	115,978
Foreign currency effect on cash and cash equivalents	(360)	2,102
Cash, cash equivalents and restricted cash at end of period	$186,863	$211,675

Cash Flows From Operating Activities

We manage our cash and cash equivalents in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities and for financial flexibility. The following table compares the cash flows from operating activities during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, in thousands:

	Six Months Ended June 30,
	2021	2020	Change
Operating Activities:
Net income	$57,700	$1,551	$56,149
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,571	20,488	(917)
Deferred income taxes	(225)	(913)	688
Non-cash stock based compensation	6,199	3,909	2,290
Change in defined benefit pension plans	(669)	(278)	(391)
Loss on sale of property and equipment	496	339	157
Operating lease expense	4,629	3,490	1,139
Gain on sale of patents	—	(1,978)	1,978
Net income after non-cash adjustments	87,701	26,608	61,093
Changes in operating assets and liabilities:
Accounts receivable, net	11,647	38,410	(26,763)
Inventory	(17,211)	5,292	(22,503)
Other assets	3,986	2,888	1,098
Accounts payable	(289)	(17,753)	17,464
Other liabilities	(1,472)	(5,218)	3,746
Net cash provided by operating activities	$84,362	$50,227	$34,135

The following table illustrates changes in working capital during the six months ended June 30, 2021, in thousands:

Working capital at December 31, 2020	$437,622
Change in cash and cash equivalents	(78,139)
Decrease in accounts receivable	(11,647)
Increase in inventory	17,211
Decrease in tax receivables, net	(2,553)
Decrease in other assets	(4,641)
Increase in accounts payable	289
Decrease in other current and non-current liabilities	(601)
Foreign currency effect on working capital	(5,681)
Working capital at June 30, 2021	$351,860

The following table highlights significant transactions that contributed to the decrease in cash and cash equivalents during the six months ended June 30, 2021, in thousands:

Net cash provided by operating activities	$84,362
Repayments of debt	(143,731)
Purchases of property and equipment	(20,669)
Proceeds from the exercise of Common Stock options	6,292
Cash paid for the cancellation of restricted stock	(2,117)
Other items	(5,619)
Decrease in cash and cash equivalents	$(81,482)

Cash Flows From Investing Activities

Cash used in investing activities was $25.9 million during the six months ended June 30, 2021, primarily reflecting purchases of property and equipment of $20.7 million and a technology investment of $5.2 million.

Cash Flows From Financing Activities

Cash used in financing activities was $139.6 million during the six months ended June 30, 2021, reflecting payments on the principal of the U.S. Revolving Note and DEG Vietnam Loan totaling $143.7 million in aggregate.  Borrowings under the Credit Agreement mature on June 27, 2024.  See Note 6, “Debt” of the consolidated condensed financial statements included in this Report for additional information. Cash was also paid during the six months ended June 30, 2021 for cancellations of restricted stock awards totaling $2.1 million, more than offset by proceeds from the exercise of Common Stock options totaling $6.3 million.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.  There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended June 30, 2021.  We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “New Accounting Pronouncements” in the consolidated condensed financial statements included in this Report.

Off-Balance Sheet Arrangements

At June 30, 2021, we do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is fifteen months. We had foreign currency derivative contracts with a notional value of $20.1 million and $13.3 million outstanding at June 30, 2021 and December 31, 2020, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be $1.9 million and $1.3 million as of June 30, 2021 and December 31, 2020, respectively. The potential gain in fair value from a hypothetical 10% change in quoted currency exchange rates would be $2.3 million and $1.6 million as of June 30, 2021 and December 31, 2020, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated condensed balance sheets.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of foreign currency hedging instruments, if any, to foreign currency gain (loss) in the consolidated condensed statements of income (loss). Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of June 30, 2021 is set forth in Note 9, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

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

	Expected Maturity Date
	2021	2022	2023	2024	2025	2026	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate (€EUR)	$—	$—	$—	$8,294	$—	$—	$8,294	$8,294
Variable interest rate as of June 30, 2021				1.25%			1.25%
Variable rate ($USD)	$—	$—	$—	$35,000	$—	$—	$35,000	$35,000
Variable interest rate as of June 30, 2021				1.35%			1.35%
Fixed rate ($USD)	$1,250	$2,500	$1,250	$—	$—	$—	$5,000	$5,062
Fixed interest rate	5.21%	5.21%	5.21%				5.21%

The fair value of our fixed-rate debt at June 30, 2021 and December 31, 2020 was $5.1 million and $6.4 million, respectively. The fair value of our variable rate debt at June 30, 2021 and December 31, 2020 was $43.3 million and $186.2 million, respectively. A hypothetical 100 basis point change (increase or decrease) in interest rates would create an estimated change in fair value of our fixed-rate debt of $0.1 million as of June 30, 2021. A hypothetical 100 basis point change in interest rates on our variable-rate debt would change interest expense on an annual basis by $0.4 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2021	Total	Fair Value
USD Functional Currency
Forward Exchange Agreements:
(Receive $MXN / Pay $USD)
Total contract amount	$20,078	$20,078	$779
Average contract rate	20.92	20.92

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended June 30, 2021.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.  You should carefully consider the risks and uncertainties described therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Second Quarter 2021

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2021 to April 30, 2021	—	$—	—	$150,000,000
May 1, 2021 to May 31, 2021	—	$—	—	$150,000,000
June 1, 2021 to June 30, 2021	—	$—	—	$150,000,000

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

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
10.1*	First Amendment to the Employment Agreement between Gentherm Enterprises GmbH and Thomas Stocker, effective June 28, 2021	X
10.2*	Form of Restricted Stock Unit Award Agreement (Director) (effective as of 2021 grants)	X
10.3*	Summary of Non-Employee Director Compensation (effective starting with the 2021 annual meeting of shareholders)	X
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	X

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

Date: July 30, 2021

/s/ MATTEO ANVERSA
Matteo Anversa
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 30, 2021