Form 10-Q
period 2021-09-30
GENTHERM Inc
filed 2021-10-29
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

At October 25, 2021, there were 33,228,558 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$195,086	$268,345
Accounts receivable, net	182,324	211,672
Inventory:
Raw materials	89,017	68,362
Work in process	12,460	8,247
Finished goods	52,819	45,792
Inventory, net	154,296	122,401
Other current assets	41,997	41,188
Total current assets	573,703	643,606
Property and equipment, net	155,788	152,581
Goodwill	66,769	68,024
Other intangible assets, net	39,140	46,421
Operating lease right-of-use assets	24,718	30,642
Deferred income tax assets	67,307	73,912
Other non-current assets	16,553	7,653
Total assets	$943,978	$1,022,839
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$124,000	$116,043
Current lease liabilities	5,948	6,032
Current maturities of long-term debt	2,500	2,500
Other current liabilities	82,905	81,409
Total current liabilities	215,353	205,984
Long-term debt, less current maturities	37,500	189,934
Non-current lease liabilities	20,313	24,233
Pension benefit obligation	7,531	8,163
Other non-current liabilities	7,801	8,194
Total liabilities	$288,498	$436,508
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 33,224,779 and 32,921,341 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	135,449	121,073
Paid-in capital	5,980	7,458
Accumulated other comprehensive loss	(32,117)	(14,982)
Accumulated earnings	546,168	472,782
Total shareholders’ equity	655,480	586,331
Total liabilities and shareholders’ equity	$943,978	$1,022,839

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenues	$243,384	$259,540	$797,924	$624,214
Cost of sales	173,997	176,935	561,655	448,807
Gross margin	69,387	82,605	236,269	175,407
Operating expenses:
Net research and development expenses	20,590	18,070	56,420	51,171
Selling, general and administrative expenses	27,344	25,745	83,093	73,474
Restructuring expenses	749	284	3,631	3,452
Total operating expenses	48,683	44,099	143,144	128,097
Operating income	20,704	38,506	93,125	47,310
Interest expense, net	(515)	(1,259)	(2,184)	(3,368)
Foreign currency gain (loss)	133	(2,883)	391	(5,562)
Other income (loss)	10	(615)	13	2,531
Earnings before income tax	20,332	33,749	91,345	40,911
Income tax expense	4,646	9,603	17,959	15,214
Net income	$15,686	$24,146	$73,386	$25,697
Basic earnings per share	$0.47	$0.74	$2.22	$0.79
Diluted earnings per share	$0.47	$0.73	$2.19	$0.78
Weighted average number of shares – basic	33,178	32,624	33,075	32,631
Weighted average number of shares – diluted	33,609	32,958	33,489	32,924

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$15,686	$24,146	$73,386	$25,697
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,432)	14,362	(16,056)	11,569
Unrealized (loss) gain on foreign currency derivative securities, net of tax	(474)	997	(1,044)	(1,614)
Unrealized loss on commodity derivative securities, net of tax	(35)	—	(35)	—
Other comprehensive (loss) income, net of tax	(7,941)	15,359	(17,135)	9,955
Comprehensive income	$7,745	$39,505	$56,251	$35,652

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net income	$73,386	$25,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,430	30,777
Deferred income taxes	3,867	3,583
Non-cash stock based compensation	9,422	6,569
Change in defined benefit pension plans	(650)	(433)
Loss on disposition of property and equipment	638	562
Gain on sale of patents	—	(1,978)
Changes in assets and liabilities:
Accounts receivable, net	26,162	(33,250)
Inventory	(34,019)	4,645
Other assets	10	(57)
Accounts payable	9,231	24,272
Other liabilities	(371)	12,914
Net cash provided by operating activities	117,106	73,301
Investing Activities:
Purchases of property and equipment	(29,585)	(11,613)
Acquisition of intangible assets	—	(3,141)
Proceeds from the sale of patents and property and equipment	11	1,068
Acquisition of business	(2,827)	—
Cost of technology investments	(7,557)	—
Net cash used in investing activities	(39,958)	(13,686)
Financing Activities:
Borrowing of debt	—	201,193
Repayments of debt	(151,993)	(87,688)
Cash paid for the repurchase of Common Stock	—	(9,092)
Proceeds from the exercise of Common Stock options	7,467	6,828
Cash paid for the cancellation of restricted stock	(3,991)	(811)
Acquisition contingent consideration payment	(69)	(618)
Net cash (used in) provided by financing activities	(148,586)	109,812
Foreign currency effect	(1,821)	6,664
Net (decrease) increase in cash, cash equivalents and restricted cash	(73,259)	176,091
Cash, cash equivalents and restricted cash at beginning of period	268,345	52,948
Cash, cash equivalents and restricted cash at end of period	$195,086	$229,039
Supplemental disclosure of cash flow information:
Cash paid (refund) for taxes	$12,348	$(252)
Cash paid for interest	$1,823	$3,006

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2020	32,921	$121,073	$7,458	$(14,982)	$472,782	$586,331
Net income	—	—	—	—	32,909	32,909
Other comprehensive loss	—	—	—	(13,674)	—	(13,674)
Stock compensation, net	190	8,527	(1,335)	—	—	7,192
Balance at March 31, 2021	33,111	129,600	6,123	(28,656)	505,691	612,758
Net income	—	—	—	—	24,791	24,791
Other comprehensive income	—	—	—	4,480	—	4,480
Stock compensation, net	34	3,142	39	—	—	3,181
Balance at June 30, 2021	33,145	$132,742	$6,162	$(24,176)	$530,482	$645,210
Net income	—	—	—	—	15,686	15,686
Other comprehensive loss	—	—	—	(7,941)	—	(7,941)
Stock compensation, net	80	2,707	(182)	—	—	2,525
Balance at September 30, 2021	33,225	$135,449	$5,980	$(32,117)	$546,168	$655,480

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2019	32,674	$102,507	$10,852	$(42,441)	$401,732	$472,650
Net income	—	—	—	—	11,873	11,873
Other comprehensive loss	—	—	—	(12,490)	—	(12,490)
Stock compensation, net	171	8,644	(1,204)	—	—	7,440
Stock repurchase	(246)	(9,092)	—	—	—	(9,092)
Balance at March 31, 2020	32,599	102,059	9,648	(54,931)	413,605	470,381
Net loss	—	—	—	—	(10,322)	(10,322)
Other comprehensive income	—	—	—	7,086	—	7,086
Stock compensation, net	41	2,054	122	—	—	2,176
Balance at June 30, 2020	32,640	$104,113	$9,770	$(47,845)	$403,283	$469,321
Net income	—	—	—	—	24,146	24,146
Other comprehensive income	—	—	—	15,359	—	15,359
Stock compensation, net	40	2,942	28	—	—	2,970
Balance at September 30, 2020	32,680	$107,055	$9,798	$(32,486)	$427,429	$511,796

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

During the second quarter of 2021, the Company’s Automotive segment invested $5,200 for an ownership interest in Carrar Ltd. (“Carrar”), an Israel-based technology developer of advanced thermal management systems for the electric mobility market. The Company determined that Carrar is a VIE; however, the Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of the investment. Therefore, the Company has concluded that it is not the primary beneficiary. Gentherm’s investment in Carrar is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, and is recorded in Other non-current assets.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

On July 1, 2021, the Company acquired the medical business unit of Beckmann & Egle Industrieelektronik GmbH (“B&E”), a developer and manufacturer of electronic control units for $2,827.  The results of operations of the acquiree are reported within the Company’s Medical segment from the date of acquisition. The acquisition was accounted for as a business combination with the purchase price assigned to inventory, property and equipment and other intangible assets based on their estimated fair values as of the acquisition date. The pro forma effect of the B&E acquisition does not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements are presented.

On July 22, 2021, the Company’s Automotive segment invested $2,357 for an ownership interest in Forciot Oy (“Forciot”), a technology developer of sensors for touch, motion and force measurement. Gentherm’s investment in Forciot is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, and is recorded in Other non-current assets.

Revenue Recognition

The Company has no material contract assets or contract liabilities as of September 30, 2021.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $1,996 and $1,805 as of September 30, 2021 and December 31, 2020, respectively. These amounts are recorded in Other non-current assets and are being amortized into Product revenues over the expected production life of the applicable program.

Impact of COVID-19, Supply Chain Disruptions and Other Matters

 The COVID-19 pandemic that began around December 2019 introduced significant volatility to the global economy and had a widespread adverse effect on the global automotive industry in the first half of 2020.  In order to respond to the then current industry production environment, the Company closed production at its North American and European manufacturing facilities in late March 2020. In Asia, its manufacturing operations ceased production in February 2020. The Company reopened all its manufacturing facilities by June 1, 2020, in line with industry demand and finished goods levels, and in accordance with local government requirements. Although global automotive industry production has improved relative to the first half of 2020, production remains below recent historic levels.

The lingering impacts of COVID-19 into 2021 has impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. These broad-based inflationary impacts have negatively impacted the Company’s financial condition, results of operations and cash flows for the nine months ended September 30, 2021.

Supply shortages of semiconductor chips and other components have resulted in decreases in global automotive vehicle production and significant volatility in customer vehicle production schedules. The Company's semiconductor suppliers, along with most automotive component supply companies that use semiconductors, have been unable to fully meet the vehicle production demands of the OEMs due to events which are outside the Company's control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires at suppliers’ facilities, significant weather events impacting semiconductor supplier facilities in the southern United States, and other extraordinary events.

In response to the global supply chain instability and inflationary cost increases the Company has taken several actions to minimize any potential and actual adverse impacts by working closely with its suppliers and customers and to continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise.  The consequences of the pandemic and adverse impact to the global economy continue to evolve. Accordingly, the future adverse impact on our business and financial statements remains subject to significant uncertainty as of the date of this filing.

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

Note 2 – New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This ASU simplifies the accounting for income taxes by removing certain exceptions previously included in the guidance. In addition, the ASU amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 as of January 1, 2021 and there was no significant impact on its financial statements and related disclosures as a result.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. In January 2021, the FASB subsequently issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.  ASU 2020-04 and ASU 2021-01 is effective as of March 12, 2020 through December 31, 2022 and may be applied retrospectively to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Note 3 – Restructuring

Manufacturing Footprint Rationalization

On September 23, 2019, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. Under this plan, the Company is relocating and consolidating certain automotive electronics manufacturing plants in North America and China.  On March 20, 2020, the Company announced the initial phase of this restructuring plan, which includes the consolidation of all North American electronics manufacturing from the Burlington, Canada facility and Acuña, Mexico facility to Celaya, Mexico. As of September 30, 2021, our Burlington, Canada facility has closed, and the electronics manufacturing in Acuña, Mexico continues to transition to Celaya, Mexico. On December 10, 2020, the Company announced the consolidation of its electronics manufacturing in Asia to Bantian, Shenzhen, China, which will result in the closure of our Longgang, Shenzhen, China facility. The remaining actions under this plan are expected to be substantially completed by the first quarter of 2022.

During the three and nine months ended September 30, 2021, the Company recognized restructuring expense of $294 and $1,259, respectively, for employee separation costs, $26 and $218, respectively, for accelerated depreciation, and $617 and $1,269,

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

respectively, for other costs. During the three and nine months ended September 30, 2020, the Company recognized restructuring expense of $116 and $(1,327), respectively, for employee separation costs and $122 and $564, respectively, of accelerated depreciation and $0 and $16 for other costs.  The net activity for the nine months ended September 30, 2020 was primarily related to a reduction in the estimates of previously recognized employee separation costs. The Company has recorded approximately $9,883 of restructuring expenses since the inception of this program.

The Company expects to incur total costs of between $15,000 and $18,000, of which between $13,000 and $16,000 are expected to be cash expenditures. The total expected costs include employee separation costs of between $5,500 and $6,500, capital expenditures of between $3,500 and $4,500 and non-cash expenses for accelerated depreciation and impairment of fixed assets of approximately $3,000. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $3,000 and $4,000.

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the three and nine months ended September 30, 2021, the Company recognized $(188) and $885, respectively, of employee separation costs.  During the three and nine months ended September 30, 2020, the Company recognized $64 and $3,978, respectively, of employee separation costs and $(18) and $221 of other related costs.  These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to best cost locations and the reduction of global overhead costs.

Restructuring Expenses By Reporting Segment

The following table summarizes restructuring expense for the three and nine months ended September 30, 2021 and 2020 by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Automotive	$701	$284	$2,567	$2,787
Medical	—	—	—	100
Corporate	48	—	1,064	565
Total	$749	$284	$3,631	$3,452

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Restructuring Liability

Restructuring liabilities are classified as Other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring liability for the nine months ended September 30, 2021:

	Employee Separation Costs	Accelerated Depreciation	Other Related Costs	Total
Balance at December 31, 2020	$5,627	$—	$—	$5,627
Additions, charged to restructuring expenses	632	95	164	891
Cash payments	(1,439)	—	(164)	(1,603)
Non-cash utilization	—	(95)	—	(95)
Change in estimate	(100)	—	—	(100)
Currency translation	(74)	—	—	(74)
Balance at March 31, 2021	4,646	—	—	4,646
Additions, charged to restructuring expenses	1,478	97	488	2,063
Cash payments	(1,099)	—	(488)	(1,587)
Non-cash utilization	—	(97)	—	(97)
Change in estimate	28	—	—	28
Currency translation	(92)	—	—	(92)
Balance at June 30, 2021	4,961	—	—	4,961
Additions, charged to restructuring expenses	296	26	617	939
Cash payments	(2,958)	—	(617)	(3,575)
Non-cash utilization	—	(26)	—	(26)
Change in estimate	(190)	—	—	(190)
Currency translation	(18)	—	—	(18)
Balance at September 30, 2021	$2,091	$—	$—	$2,091

Note 4 – Details of Certain Balance Sheet Components

	September 30, 2021	December 31, 2020
Other current assets:
Notes receivable	$18,668	$19,200
Income tax and other tax receivable	12,601	10,514
Billable tooling	3,838	4,831
Prepaid expenses	5,671	3,930
Other	1,219	2,713
Total other current assets	$41,997	$41,188
Other current liabilities:
Liabilities from discounts and rebates	$28,029	$22,910
Accrued employee liabilities	27,422	26,612
Income tax and other taxes payable	15,447	14,714
Restructuring	2,091	5,627
Accrued warranty	3,013	2,391
Other	6,903	9,155
Total other current liabilities	$82,905	$81,409

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 5 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2021 was as follows:

	Automotive	Medical	Total
Balance as of December 31, 2020	$39,495	$28,529	$68,024
Acquisition of B&E	—	976	976
Exchange rate impact	(1,634)	(597)	(2,231)
Balance as of September 30, 2021	$37,861	$28,908	$66,769

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of September 30, 2021 and December 31, 2020 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$92,257	$(63,990)	$28,267
Technology	29,993	(24,423)	5,570
Product development costs	20,781	(20,148)	633
Indefinite-lived:
Tradenames	4,670	—	4,670
Balance as of September 30, 2021	$147,701	$(108,561)	$39,140

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$97,815	$(63,432)	$34,383
Technology	30,615	(24,075)	6,540
Product development costs	22,164	(21,336)	828
Indefinite-lived:
Tradenames	4,670	—	4,670
Balance as of December 31, 2020	$155,264	$(108,843)	$46,421

     In addition to annual impairment testing, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. We are not presently aware of any events or circumstances that would require us to revise the carrying value of our assets or liabilities as of September 30, 2021.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Note 6 – Debt

The following table summarizes the Company’s debt as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
U.S. Revolving Note (U.S. Dollar Denominations)	1.33%	$35,000	1.65%	$171,500
U.S. Revolving Note (Euro Denominations)	1.25%	—	1.50%	14,684
DEG Vietnam Loan	5.21%	5,000	5.21%	6,250
Total debt		40,000		192,434
Current maturities		(2,500)		(2,500)
Long-term debt, less current maturities		$37,500		$189,934

Credit Agreement

On June 27, 2019, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent, which includes a revolving credit note (“U.S. Revolving Note”). The Credit Agreement has a maximum borrowing capacity of $475,000 and matures on June 27, 2024. The Credit Agreement also provides $15,000 availability for the issuance of letters of credit and a maximum of $40,000 for swing line borrowing.  Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the Credit Agreement.  The Company had no outstanding letters of credit issued under the Credit Agreement as of September 30, 2021 and December 31, 2020.

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

The Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets, merge with other companies or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio (based on consolidated EBITDA for the applicable trailing 12-month period as defined in the Credit Agreement) as of the end of any fiscal quarter. The Credit Agreement also contains customary events of default. As of September 30, 2021, the Company was in compliance with the terms of the Credit Agreement.

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (0.06% at September 30, 2021) plus 0.50%, Bank of America’s prime rate (3.25% at September 30, 2021), or the Eurocurrency rate plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (0.08% at September 30, 2021). All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

In March 2020, the Company increased its borrowings under the Credit Agreement by $169,546 as a safeguard to increase its cash position and provide additional financial flexibility due to the COVID-19 pandemic. The proceeds were used for working capital and for other general corporate purposes permitted by the Credit Agreement. As of the end of the first quarter of 2021, the Company repaid the full drawdown of $169,546 from March 2020 under the Credit Agreement. As of September 30, 2021, $35,000 was outstanding under the Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $440,000 remained available as of September 30, 2021 for additional borrowings under the Credit Agreement subject to specified conditions that Gentherm currently satisfies.

DEG Vietnam Loan

The Company also has a fixed interest rate loan with the German Investment Corporation (“DEG”), a subsidiary of KfW Banking Group, a Germany government-owned development bank.  The fixed interest rate senior loan agreement with DEG was used to finance the construction and set up of the Vietnam production facility (“DEG Vietnam Loan”).  The DEG Vietnam Loan is subject to semi-annual principal payments that began November 2017 and will end May 2023.  Under the terms of the DEG Vietnam Loan, the Company must maintain a minimum Enhanced Equity Ratio, as defined by the DEG Vietnam Loan agreement, based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Vietnam Co. Ltd. As of September 30, 2021, the Company was in compliance with the terms of the DEG Vietnam Loan.

The scheduled principal maturities of our debt as of September 30, 2021 were as follows:

	DEG Vietnam Note	U.S. Revolving Note	Total
2021	$1,250	$—	$1,250
2022	2,500	—	2,500
2023	1,250	—	1,250
2024	—	35,000	35,000
Total	$5,000	$35,000	$40,000

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

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

The following is a reconciliation of the changes in accrued warranty costs:

	Nine Months Ended September 30,
	2021	2020
Balance at the beginning of the period	$2,391	$4,596
Warranty claims paid	(1,374)	(1,777)
Warranty expense for products shipped during the current period	1,722	1,042
Adjustments to warranty estimates from prior periods	318	(1,194)
Adjustments due to currency translation	(44)	19
Balance at the end of the period	$3,013	$2,686

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

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$15,686	$24,146	$73,386	$25,697

Basic weighted average shares of Common Stock outstanding	33,177,743	32,623,532	33,075,399	32,631,423
Dilutive effect of stock options, restricted stock awards and restricted stock units	431,341	334,907	413,501	292,590
Diluted weighted average shares of Common Stock outstanding	33,609,084	32,958,439	33,488,900	32,924,013

Basic earnings per share	$0.47	$0.74	$2.22	$0.79
Diluted earnings per share	$0.47	$0.73	$2.19	$0.78

The following table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive securities share impact	—	12,000	—	179,500

Note 9 – Financial Instruments

Derivative Financial Instruments

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates, changes in interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to its debt obligations under the Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won and Vietnamese Dong.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which the Company hedges its exposure to foreign currency exchange risks and price fluctuations in material commodities is fifteen months. The Company had foreign currency derivative contracts with a notional value of $8,985 and $13,299 and copper commodity swap contracts with a notional value of $1,237 and $0 outstanding as of September 30, 2021 and December 31, 2020, respectively.

The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company’s hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to Accumulated other comprehensive loss in the consolidated condensed balance sheets.  When the underlying hedge transaction is realized, the gain or loss included in Accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  The Company records the ineffective portion of foreign currency and copper commodity hedging instruments, if any, to cost of sales, in the consolidated condensed statements of income.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of September 30, 2021 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$233	Other current liabilities	$(57)	$176
Commodity hedges	Cash flow hedge	Level 2	Other current assets	$—	Other current liabilities	$(44)	$(44)

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of December 31, 2020 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$1,513	Other current liabilities	$—	$1,513
Commodity hedges	Cash flow hedge	Level 2	Other current assets	$—	Other current liabilities	$—	$—

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Information relating to the effect of derivative instruments on our consolidated condensed statements of income and the consolidated condensed statements of comprehensive income is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2021	2020	2021	2020
Foreign currency derivatives	Cost of sales – income (loss)	$448	$(742)	$1,455	$(1,460)
	Other comprehensive (loss) income	(606)	1,275	(1,335)	(2,062)
Total foreign currency derivatives		$(158)	$533	$120	$(3,522)
Commodity derivatives	Cost of sales – income	$2	$—	$2	$—
	Other comprehensive loss	(44)	—	(44)	—
Total commodity derivatives		$(42)	$—	$(42)	$—

The Company did not incur any hedge ineffectiveness during the three and nine months ended September 30, 2021 and 2020.

Accounts Receivable Factoring

In June 2021, the Company entered into a receivable factoring arrangement that provides for aggregate purchases of up to $41,300 of specified customer accounts in North America. The receivable factoring arrangement results in true sales of the transferred receivables, which are excluded from amounts reported in the consolidated condensed balance sheets when the receivables are transferred in accordance with ASC 860, "Transfers and Servicing”.  As of September 30, 2021, there were no outstanding receivables transferred under the receivable factoring agreement.

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative instruments (see Note 9), pension plan assets and a corporate owned life insurance policy, the Company had no material financial assets and liabilities that were carried at fair value at September 30, 2021 and December 31, 2020. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.  On July 1, 2021, the Company acquired B&E for $2,827. The purchase price was allocated to inventory (Level 2), property and equipment (Level 2) and other intangible assets (Level 3) based on their estimated fair values as of the acquisition date. As of September 30, 2021 and December 31, 2020, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  As of September 30, 2021, and December 31, 2020, the carrying values of the indebtedness under the Company’s Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).  Discount rates used to measure the fair value of the DEG Vietnam Loan are based on quoted swap rates.  As of September 30, 2021, the carrying value of the DEG Vietnam Loan was $5,000 as compared to an estimated fair value of $5,116.  As of December 31, 2020, the carrying value of the DEG Vietnam Loan was $6,250 as compared to an estimated fair value of $6,360.

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

Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The Company did not make any repurchases under the 2020 Stock Repurchase Program during the nine months ended September 30, 2021.

Note 12 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting Accumulated other comprehensive loss during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at June 30, 2021	$(3,451)	$(21,261)	$536		$—		$(24,176)
Other comprehensive loss before reclassifications	—	(7,267)	(158)		(42)		(7,467)
Income tax effect of other comprehensive loss before reclassifications	—	(165)	35		9		(121)
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(448)	[a]	(2)	[a]	(450)
Income taxes reclassified into net income	—	—	97		—		97
Net current period other comprehensive loss	—	(7,432)	(474)		(35)		(7,941)
Balance at September 30, 2021	$(3,451)	$(28,693)	$62		$(35)		$(32,117)

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

(a)	The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.
	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives	Total
Balance at June 30, 2020	$(3,371)	$(42,758)	$(1,716)		$—	$(47,845)
Other comprehensive income before reclassifications	—	14,172	215		—	14,387
Income tax effect of other comprehensive income before reclassifications	—	190	(47)		—	143
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	1,060	[a]	—	1,060
Income taxes reclassified into net income	—	—	(231)		—	(231)
Net current period other comprehensive income	—	14,362	997		—	15,359
Balance at September 30, 2020	$(3,371)	$(28,396)	$(719)		$—	$(32,486)
(a)	The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.
	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at December 31, 2020	$(3,451)	$(12,637)	$1,106		$—		$(14,982)
Other comprehensive (loss) income before reclassifications	—	(15,608)	120		(42)		(15,530)
Income tax effect of other comprehensive (loss) income before reclassifications	—	(448)	(26)		9		(465)
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(1,455)	[a]	(2)	[a]	(1,457)
Income taxes reclassified into net income	—	—	317		—		317
Net current period other comprehensive loss	—	(16,056)	(1,044)		(35)		(17,135)
Balance at September 30, 2021	$(3,451)	$(28,693)	$62		$(35)		$(32,117)
(a)	The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.
	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives	Total
Balance at December 31, 2019	$(3,371)	$(39,965)	$895		$—	$(42,441)
Other comprehensive income (loss) before reclassifications	—	11,396	(3,383)		—	8,013
Income tax effect of other comprehensive income (loss) before reclassifications	—	173	737		—	910
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	1,321	[a]	—	1,321
Income taxes reclassified into net income	—	—	(289)		—	(289)
Net current period other comprehensive income (loss)	—	11,569	(1,614)		—	9,955
Balance at September 30, 2020	$(3,371)	$(28,396)	$(719)		$—	$(32,486)
(a)	The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.

The Company expects all of the existing gains and losses related to foreign currency and commodity hedge derivatives reported in Accumulated other comprehensive loss as of September 30, 2021 to be reclassified into earnings during the next six months. See Note 9 for additional information about derivative financial instruments and the effects from reclassification to net income.

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2021 and 2020, is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax expense	$4,646	$9,603	$17,959	$15,214
Earnings (loss) before income tax	$20,332	$33,749	$91,345	$40,911
Effective tax rate	22.9%	28.5%	19.7%	37.2%

Income tax expense was $4,646 for the three months ended September 30, 2021 on earnings before income tax of $20,332 representing an effective tax rate of 22.9%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the unfavorable impact of quarterly accrual for uncertain tax positions, global intangible low-tax income (“GILTI”), withholding taxes and other non-deductible expenses, partially offset by the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate in the third quarter of 2021.

Income tax expense was $17,959 for the nine months ended September 30, 2021 on earnings before income tax of $91,345 representing an effective tax rate of 19.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to certain favorable tax effect on equity vesting, intercompany transactions in 2021 and the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate; partially offset by the unfavorable impact of uncertain tax positions, GILTI, withholding taxes and other non-deductible expenses.

Income tax expense was $9,603 for the three months ended September 30, 2020 on earnings before income tax of $33,749 representing an effective tax rate of 28.5%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the unfavorable impact of international provisions of the U.S. tax reform, such as GILTI, partially offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Income tax expense was $15,214 for the nine months ended September 30, 2020 on earnings before income tax of $40,911 representing an effective tax rate of 37.2%. The tax amount included the effect of the settlement and closure of multi-year international tax audits of $3,358. Adjusted for the audit impacts, the effective tax rate was 29.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the unfavorable impact of international provisions of the U.S. tax law, such as GILTI, partially offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

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

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three and nine months ended September 30, 2021 and 2020.

Three Months Ended September 30,	Automotive	Medical	Corporate	Total
2021:
Product revenues	$233,028	$10,356	$—	$243,384
Depreciation and amortization	8,977	654	228	$9,859
Operating income (loss)	33,129	(974)	(11,451)	$20,704
2020:
Product revenues	$249,764	$9,776	$—	$259,540
Depreciation and amortization	9,403	590	296	$10,289
Operating income (loss)	55,397	(286)	(16,605)	$38,506

Nine Months Ended September 30,	Automotive	Medical	Corporate	Total
2021:
Product revenues	$767,503	$30,421	$—	$797,924
Depreciation and amortization	26,923	1,818	689	$29,430
Operating income (loss)	129,788	(1,392)	(35,271)	$93,125
2020:
Product revenues	$590,622	$33,592	$—	$624,214
Depreciation and amortization	28,191	1,768	818	$30,777
Operating income (loss)	81,236	1,580	(35,506)	$47,310

GENTHERM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except percentages, share and per share data)

(Unaudited)

Automotive and Medical segment product revenues by product category for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Climate Control Seat (CCS)	$89,991	$97,058	$297,393	$229,465
Seat Heaters	61,516	73,471	208,101	171,345
Steering Wheel Heaters	24,578	22,506	80,139	49,721
Automotive Cables	19,465	18,917	66,686	50,890
Battery Performance Solutions (BPS)	16,928	15,956	52,265	33,818
Electronics	11,567	14,463	41,324	38,327
Other Automotive	8,983	7,393	21,595	17,056
Subtotal Automotive segment	233,028	249,764	767,503	590,622
Medical segment	10,356	9,776	30,421	33,592
Total Company	$243,384	$259,540	$797,924	$624,214

Total product revenues information by geographic area for the three and nine months ended September 30, 2021 and 2020 is as follows (based on shipment destination):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$96,683	$111,189	$314,144	$264,204
China	32,198	27,363	99,570	63,883
South Korea	20,894	23,260	71,050	60,062
Japan	17,054	15,280	52,607	40,766
Germany	16,011	14,553	51,541	41,144
Other	60,544	67,895	209,012	154,155
Total Non-U.S.	146,701	148,351	483,780	360,010
Total Company	$243,384	$259,540	$797,924	$624,214

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as the impact of the COVID-19 pandemic on our financial statements, liquidity, and business as well as the global economy, global supply chain and automotive and medical industries, the significant supply disruptions and shifts in the labor market currently faced by the automotive and medical industries, our ability and our customers’ ability to maintain production levels, the amount of borrowing availability under the Credit Agreement and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs, our ability to finance sufficient working capital and our ability to execute our strategic plan and Manufacturing Footprint Rationalization restructuring plan. Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof or as of the date specified herein and are based on management’s current expectations and beliefs.  Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, Part II “Item 1A. Risk Factors” in this Report and subsequent reports filed with the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements. In addition, such forward-looking statements do not include the potential impact of any business combinations, acquisitions, divestitures, strategic investments and other significant transactions that may be completed after the date hereof, each of which may present material risks to the Company’s business and financial results.  Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle.  Historically, new vehicle demand has been driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives.  Economic volatility or weakness, as well as geopolitical factors, in North America, Europe or Asia, could result in a significant reduction in automotive sales and production by our customers, and therefore have an adverse effect on our business, results of operations and financial condition, such as we experienced in the first half of 2020 as a result of the COVID-19 pandemic, as described below. While our diversified automotive OEM customer base and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns, including the impact of the COVID-19 pandemic, and benefit from industry upturns in the ordinary course, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.  In addition, we have been and may continue to be adversely impacted by volatility, weakness or slow growth in markets for hybrid electric vehicles specifically.

Recent Trends

General Economic Conditions

The COVID-19 pandemic that began around December 2019 introduced significant volatility to the global economy and had a widespread adverse effect on the global automotive industry in the first half of 2020.  In order to respond to the then current industry production environment, the Company closed production at its North American and European manufacturing facilities in late March 2020. In Asia, its manufacturing operations ceased production in February 2020. The Company reopened all its manufacturing facilities by June 1, 2020, in line with industry demand and finished goods levels, and in accordance with local government requirements. Although global automotive industry production has improved relative to the first half of 2020, production remains below recent historic levels.

The lingering impacts of COVID-19 into 2021 has impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. These broad-based inflationary impacts have negatively impacted the Company’s financial condition, results of operations and cash flows for the nine months ended September 30, 2021. We expect these inflationary impacts to continue for the foreseeable future.

Supply shortages of semiconductor chips and other components have resulted in decreases in global automotive vehicle production and significant volatility in customer vehicle production schedules. The Company's semiconductor suppliers, along with most automotive component supply companies that use semiconductors, have been unable to fully meet the vehicle production demands of the OEMs due to events which are outside the Company's control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires at suppliers’ facilities, significant weather events impacting semiconductor supplier facilities in the southern United States, and other extraordinary events. The Company has been able to mitigate the impacts of supply chain disruptions in order to satisfy customer orders during the nine months ended September 30, 2021, however, our ability to mitigate the impacts of ongoing shortages of semiconductors and meet customer orders without significant delay and/or expense for the remainder or 2021 and 2022 remains subject to significant uncertainty.

In response to the global supply chain instability and inflationary cost increases the Company has taken several actions to minimize any potential and actual adverse impacts by working closely with its suppliers and customers and to continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise. We expect global supply chain instability will continue to have an adverse impact on our business and financial performance for the foreseeable future, and such adverse impact may be material. The consequences of the pandemic, global supply chain instability and inflationary cost increases and their adverse impact to the global economy continue to evolve. Accordingly, the significance of the future adverse impact on our business and financial statements remains subject to significant uncertainty as of the date of this filing.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. According to the forecasting firm IHS Markit (October 2021 release), global light vehicle production in the three and nine months ended September 30, 2021, in the Company’s key markets of North America, Europe, China, Japan and Korea, as compared to the three and nine months ended September 30, 2020, are shown below (in millions of units):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
North America	3.0	4.0	(25.0)%	9.8	9.2	6.5%
Europe	3.1	4.4	(29.5)%	12.0	11.3	6.2%
Greater China	5.3	6.4	(17.2)%	17.0	15.8	7.6%
Japan / South Korea	2.3	2.9	(20.7)%	8.0	8.0	0.0%
Total light vehicle production volume in key markets	13.7	17.7	(22.6)%	46.8	44.3	5.6%

The IHS Markit (October 2021 release) forecasted light vehicle production volume in the Company’s key markets for full year 2021 to increase to 63.1 million units, a 2.1% decrease from full year 2020 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts may be significantly different from period to period due to changes in macroeconomic conditions or matters specific to the automotive industry, such as the fluctuations that occurred in 2020 due to the COVID-19 pandemic and in 2021 due to supply chain shortages. The latest release in October 2021 may not reflect recent deterioration in the supply chain, which has caused our customers to experience interruptions to planned production schedules and suspension of production at certain manufacturing sites. Further, due to differences in regional product mix at our manufacturing facilities, as well as releases from customers on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of IHS Markit or other third-party sources.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the third quarter of 2021, we secured $260.0 million of automotive new business awards, which represented a win rate of 70% of the lifetime revenue opportunities available to us. Our win rate was negatively impacted by a foil-based cell connecting board opportunity that was awarded by a battery manufacturer to the incumbent supplier due to a compressed launch timeline. Adjusted for this opportunity, our win rate would have been greater than 80%, in line with previous quarters. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that new business awards are an indicator of future revenue. New business awards are not projections of revenue or future business as of September 30, 2021, the date of this Report or any other date. Customer projections regularly change over time and we do not update our calculation of any new business award after the date initially communicated. Automotive new business awards in the third quarter of 2021 also do not reflect, in particular, the impact of the COVID-19 pandemic and supply chain challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements” above.

Acquisitions

During the second quarter of 2021, the Company’s Automotive segment invested $5.2 million for an ownership interest in Carrar Ltd. (“Carrar”), an Israel-based technology developer of advanced thermal management systems for the electric mobility market. The Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of the investment. Gentherm’s investment in Carrar is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, and is recorded in Other non-current assets.

On July 1, 2021, the Company acquired the medical business unit of Beckmann & Egle Industrieelektronik GmbH (“B&E”), a developer and manufacturer of electronic control units for $2.8 million.  The results of operations of the acquiree are reported within the Company’s Medical segment from the date of acquisition. The acquisition was accounted for as a business combination with the purchase price assigned to inventory, property and equipment and other intangible assets based on their estimated fair values as of the acquisition date. The pro forma effect of the B&E acquisition does not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements are presented.

On July 22, 2021, the Company’s Automotive segment invested $2.4 million for an ownership interest in Forciot Oy (“Forciot”), a technology developer of sensors for touch, motion and force measurement. Gentherm’s investment in Forciot is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, and is recorded in Other non-current assets.

Restructuring

Manufacturing Footprint Rationalization

On September 23, 2019, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. Under this plan, the Company is relocating and consolidating certain automotive electronics manufacturing plants in North America and China.  On March 20, 2020, the Company announced the initial phase of this restructuring plan, which includes the consolidation of all North American electronics manufacturing from the Burlington, Canada facility and

Acuña, Mexico facility to Celaya, Mexico. As of September 30, 2021, our Burlington, Canada facility has closed, and the electronics manufacturing in Acuña, Mexico continues to transition to Celaya, Mexico. On December 10, 2020, the Company announced the consolidation of its electronics manufacturing in Asia to Bantian, Shenzhen, China, which will result in the closure of our Longgang, Shenzhen, China facility. The remaining actions under this plan are expected to be substantially completed by the first quarter of 2022.

During the three and nine months ended September 30, 2021, the Company recognized restructuring expense of $0.3 million and $1.3 million, respectively, for employee separation costs, de minimis and $0.2 million, respectively, for accelerated depreciation and $0.6 million and $1.3 million, respectively, for other costs. During the three and nine months ended September 30, 2020, the Company recognized restructuring expense of $0.1 million and $(1.3) million, respectively, for employee separation costs and $0.1 million and $0.6 million, respectively, of accelerated depreciation and other costs. The Company has recorded $9.9 million of restructuring expenses since the inception of this program.

Under this restructuring plan, the Company expects to incur total costs of between $15.0 million and $18.0 million, of which between $13.0 million and $16.0 million are expected to be cash expenditures. The total expected costs include employee separation costs of between $5.5 million and $6.5 million, capital expenditures of between $3.5 million and $4.5 million and non-cash expenses for accelerated depreciation and impairment of fixed assets of approximately $3.0 million. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $3.0 million and $4.0 million.

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the three and nine months ended September 30, 2021, the Company recognized $(0.2) million and $0.9 million, respectively, of employee separation costs. During the three and nine months ended September 30, 2020, the Company recognized $0 million and $4.0 million, respectively, of employee separation costs and $0 million and $0.2 million, respectively, of other related costs. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead costs. The Company will continue to explore opportunities to improve its future profitability and competitiveness. These actions may result in the recognition of additional restructuring charges that could be material.

Stock Repurchase Program

On December 11, 2020, the Board of Directors authorized a new stock repurchase program (the “2020 Stock Repurchase Program”) to commence upon expiration of the prior stock repurchase program on December 15, 2020. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150 million of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023.  Repurchases under the 2020 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations.  During the nine months ended September 30, 2021, we did not make any repurchases under the 2020 Stock Repurchase Program and have a remaining repurchase authorization of $150.0 million as of September 30, 2021.

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

Consolidated Results of Operations

The results of operations for the three and nine months ended September 30, 2021 and 2020, in thousands, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Favorable / (Unfavorable)	2021	2020	Favorable / (Unfavorable)
Product revenues	$243,384	$259,540	$(16,156)	$797,924	$624,214	$173,710
Cost of sales	173,997	176,935	2,938	561,655	448,807	(112,848)
Gross margin	69,387	82,605	(13,218)	236,269	175,407	60,862
Operating expenses:
Net research and development expenses	20,590	18,070	(2,520)	56,420	51,171	(5,249)
Selling, general and administrative expenses	27,344	25,745	(1,599)	83,093	73,474	(9,619)
Restructuring expenses	749	284	(465)	3,631	3,452	(179)
Total operating expenses	48,683	44,099	(4,584)	143,144	128,097	(15,047)
Operating income	20,704	38,506	(17,802)	93,125	47,310	45,815
Interest expense, net	(515)	(1,259)	744	(2,184)	(3,368)	1,184
Foreign currency gain (loss)	133	(2,883)	3,016	391	(5,562)	5,953
Other income (loss)	10	(615)	625	13	2,531	(2,518)
Earnings before income tax	20,332	33,749	(13,417)	91,345	40,911	50,434
Income tax expense	4,646	9,603	4,957	17,959	15,214	(2,745)
Net income	$15,686	$24,146	$(8,460)	$73,386	$25,697	$47,689

Product revenues by product category, in thousands, for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Climate Control Seat (CCS)	$89,991	$97,058	(7.3)%	$297,393	$229,465	29.6%
Seat Heaters	61,516	73,471	(16.3)%	208,101	171,345	21.5%
Steering Wheel Heaters	24,578	22,506	9.2%	80,139	49,721	61.2%
Automotive Cables	19,465	18,917	2.9%	66,686	50,890	31.0%
Battery Performance Solutions (BPS)	16,928	15,956	6.1%	52,265	33,818	54.5%
Electronics	11,567	14,463	(20.0)%	41,324	38,327	7.8%
Other Automotive	8,983	7,393	21.5%	21,595	17,056	26.6%
Subtotal Automotive segment	233,028	249,764	(6.7)%	767,503	590,622	29.9%
Medical segment	10,356	9,776	5.9%	30,421	33,592	(9.4)%
Total Company	$243,384	$259,540	(6.2)%	$797,924	$624,214	27.8%

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Variance Due To:
	2021	2020	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing/Other	Total
Product revenues	$243,384	$259,540	$(16,156)	$(19,251)	$2,832	$263	$(16,156)

Product revenues for the three months ended September 30, 2021 decreased 6.2% as compared to the three months ended September 30, 2020.  The decrease in product revenues is primarily related to decreased volumes in our Automotive segment which were impacted by industry-wide supply chain disruption, partially offset by favorable foreign currency impacts, primarily related to the Euro, Chinese Renminbi and Korean Won. The increase in product revenues included in Variance Due To Pricing/Other above is primarily attributable to increased volumes in our Medical segment offset by decreases in customer pricing in our Automotive segment.

Below is a summary of our product revenues, in thousands, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,			Variance Due To:
	2021	2020	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing/Other	Total
Product revenues	$797,924	$624,214	$173,710	$165,633	$24,824	$(16,747)	$173,710

Product revenues for the nine months ended September 30, 2021 increased 27.8% as compared to the nine months ended September 30, 2020.  The increase in product revenues is primarily related to increased volumes and the impact from the recovery of the COVID-19 pandemic in our Automotive segment in the first half of 2021 and favorable foreign currency impacts, primarily related to the Euro, Chinese Renminbi and Korean Won.  Product revenues increased across all Automotive segment product lines primarily due to production resuming at our customer locations following the pandemic shutdown in the second quarter of 2020 and new program launches and higher take rates.  The decrease in product revenues included in Variance Due To Pricing/Other above is primarily attributable to decreases in customer pricing in our Automotive segment and decreased volumes in our Medical segment.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Variance Due To:
	2021	2020	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$173,997	$176,935	$2,938	$11,500	$(3,361)	$(2,833)	$(2,368)	$2,938
Gross margin	$69,387	$82,605	$(13,218)	$(7,751)	$(3,361)	$(1)	$(2,105)	$(13,218)
Gross margin - Percentage of product revenues	28.5%	31.8%

Cost of sales for the three months ended September 30, 2021 decreased 1.7% as compared to the three months ended September 30, 2020.  The decrease in cost of sales is primarily related to decreased volumes in our Automotive segment. The offsetting Variance Due To Operational Performance is primarily attributable to a decrease in manufacturing productivity and higher material and freight costs primarily due to the negative impact from industry-wide supply chain disruptions. Unfavorable foreign currency impacts are primarily attributable to the Euro and Chinese Renminbi. The increase in cost of sales included in Variance Due To Other above is primarily due to the following items:

•	$0.9 million increase due to wage inflation;
•	$1.3 million increase due to higher factory costs in North America and Europe; and
•	$0.2 million increase attributable to higher volumes in the Medical segment.

Below is a summary of our cost of sales and gross margin, in thousands, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,			Variance Due To:
	2021	2020	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$561,655	$448,807	$(112,848)	$(93,500)	$11,120	$(15,404)	$(15,064)	$(112,848)
Gross margin	$236,269	$175,407	$60,862	$72,133	$11,120	$9,420	$(31,811)	$60,862
Gross margin - Percentage of product revenues	29.6%	28.1%

Cost of sales for the nine months ended September 30, 2021 increased 25.1% as compared to the nine months ended September 30, 2020.  The increase in cost of sales is primarily related to increased volumes in our Automotive segment and unfavorable foreign currency impacts primarily attributable to the Euro and Chinese Renminbi.  The offsetting Variance Due To Operational Performance is primarily attributable to an increase in manufacturing productivity, partially offset by higher material and freight costs. The increase in cost of sales included in Variance Due To Other above is primarily due to the following items:

•	$9.5 million increase due to wage inflation;

•	$4.6 million increase due to higher factory costs in North America and Europe; and
•	$1.8 million of decrease attributable to lower volumes in the Medical segment.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Favorable / (Unfavorable)
Research and development expenses	$23,883	$20,451	$(3,432)
Reimbursed research and development expenses	(3,293)	(2,381)	912
Net research and development expenses	$20,590	$18,070	$(2,520)
Percentage of product revenues	8.5%	7.0%

Net research and development expenses for the three months ended September 30, 2021 increased 13.9% as compared to the three months ended September 30, 2020.  The increase in net research and development expenses is primarily related to increased project-related spending, including increased investments in ClimateSense and battery performance solutions, partially offset by higher reimbursements for costs to design, develop and purchase tooling pursuant to customer contracts.

Below is a summary of our net research and development expenses, in thousands, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Favorable / (Unfavorable)
Research and development expenses	$69,322	$60,365	$(8,957)
Reimbursed research and development expenses	(12,902)	(9,194)	3,708
Net research and development expenses	$56,420	$51,171	$(5,249)
Percentage of product revenues	7.1%	8.2%

Net research and development expenses for the nine months ended September 30, 2021 increased 10.3% as compared to the nine months ended September 30, 2020.  The increase in net research and development expenses is primarily related to increased project-related spending, including increased investments in ClimateSense and battery performance solutions, partially offset by higher reimbursements for costs to design, develop and purchase tooling pursuant to customer contracts.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Favorable / (Unfavorable)
Selling, general and administrative expenses	$27,344	$25,745	$(1,599)
Percentage of product revenues	11.2%	9.9%

Selling, general and administrative expenses for the three months ended September 30, 2021 increased 6.2% as compared to the three months ended September 30, 2020.  The increase in selling, general and administrative expenses is primarily related to the absence of COVID-19 cost-reduction initiatives that were taken by the Company in the third quarter of 2020 to manage its liquidity position in light of the significant economic uncertainty and financial impact of the COVID-19 pandemic.

Below is a summary of our selling, general and administrative expenses, in thousands, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Favorable / (Unfavorable)
Selling, general and administrative expenses	$83,093	$73,474	$(9,619)
Percentage of product revenues	10.4%	11.8%

Selling, general and administrative expenses for the nine months ended September 30, 2021 increased 13.1% as compared to the nine months ended September 30, 2020.  The increase in selling, general and administrative expenses is primarily related to higher incentive compensation expense and exercises of cash settled stock appreciation rights, as well as the absence of COVID-19 cost reduction initiatives that were taken by the Company in the second quarter of 2020 to manage its liquidity position in light of the significant economic uncertainty and financial impact of the COVID-19 pandemic.

Restructuring Expenses

Restructuring expenses primarily relate to the Manufacturing Footprint Rationalization restructuring program and other discrete restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead expenses.

Below is a summary of our restructuring expenses, in thousands, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Favorable / (Unfavorable)
Restructuring expenses	$749	$284	$(465)

During the three months ended September 30, 2021, the Company recognized expenses of $0.1 million for employee separation costs and $0.6 million of other costs.

During the three months ended September 30, 2020, the Company recognized expenses of $0.2 million for employee separation costs and $0.1 million of accelerated depreciation and other costs.

Below is a summary of our restructuring expenses, in thousands, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Favorable / (Unfavorable)
Restructuring expenses	$3,631	$3,452	$(179)

During the nine months ended September 30, 2021, the Company recognized expenses of $2.1 million for employee separation costs and $1.5 million of accelerated depreciation and other costs.

During the nine months ended September 30, 2020, the Company recognized expenses of $2.7 million for employee separation costs and $0.8 million of accelerated depreciation and other related costs.  During the nine months ended September 30, 2020, employee separation costs were offset by a reduction in the second quarter of 2020 in the estimates of previously recognized employee separation costs for the Manufacturing Footprint Rationalization restructuring program.

See Note 3, “Restructuring” of the consolidated condensed financial statements included in this Report for additional information.

Interest Expense

Below is a summary of our interest expense, in thousands, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Favorable / (Unfavorable)
Interest expense, net	$(515)	$(1,259)	$744

Interest expense, net for the three months ended September 30, 2021 decreased 59.1% as compared to the three months ended September 30, 2020.  The decrease is due to a lower balance on our revolving credit agreement during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

Below is a summary of our interest expense, in thousands, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Favorable / (Unfavorable)
Interest expense, net	$(2,184)	$(3,368)	$1,184

Interest expense, net for the nine months ended September 30, 2021 decreased 35.2% as compared to the nine months ended September 30, 2020.  The decrease is due to a lower balance on our revolving credit agreement during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

See Note 6, “Debt” of the consolidated condensed financial statements included in this Report for additional information.

Foreign Currency Gain (Loss)

Below is a summary of our foreign currency gain (loss), in thousands, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Favorable / (Unfavorable)
Foreign currency gain (loss)	$133	$(2,883)	$3,016

Foreign currency gain for the three months ended September 30, 2021 primarily included net realized foreign currency loss of $0.9 million and net unrealized foreign currency gain of $1.0 million

Foreign currency loss for the three months ended September 30, 2020 included net realized foreign currency gain of $1.2 million and net unrealized foreign currency loss of $4.1 million.

Below is a summary of our foreign currency gain (loss), in thousands, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Favorable / (Unfavorable)
Foreign currency gain (loss)	$391	$(5,562)	$5,953

Foreign currency gain for the nine months ended September 30, 2021 primarily included net realized foreign currency loss of $0.9 million and net unrealized foreign currency gain of $1.3 million

Foreign currency loss for the nine months ended September 30, 2020 included net realized foreign currency gain of $0.9 million and net unrealized foreign currency loss of $6.5 million.

Other Income (Loss)

Below is a summary of our other income (loss), in thousands, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Favorable / (Unfavorable)
Other income (loss)	$10	$(615)	$625

For the three months ended September 30, 2021, Other income was miscellaneous income. For the three months ended September 30, 2020, Other loss was $0.6 million of miscellaneous expenses, including estimated amounts recognized for indemnification claims related to a divested business.

Below is a summary of our other income, in thousands, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Favorable / (Unfavorable)
Other income	$13	$2,531	$(2,518)

The decrease in Other income is due to a one-time gain on sale of patents recorded for the nine months ended September 30, 2020.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Favorable / (Unfavorable)
Income tax expense	$4,646	$9,603	$4,957

Income tax expense was $4.6 million for the three months ended September 30, 2021 on earnings before income tax of $20.3 million representing an effective tax rate of 22.9%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due the unfavorable impact of quarterly accrual for uncertain tax positions, global intangible low-tax income (“GILTI”), withholding taxes and other non-deductible expenses, partially offset by the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate in the third quarter of 2021.

Income tax expense was $9.6 million for the three months ended September 30, 2020 on earnings before income tax of $33.7 million representing an effective tax rate of 28.5%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the unfavorable impact of international provisions of the U.S. tax reform, such as GILTI, partially offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Below is a summary of our income tax expense, in thousands, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Favorable / (Unfavorable)
Income tax expense	$17,959	$15,214	$(2,745)

Income tax expense was $18.0 million for the nine months ended September 30, 2021 on earnings before income tax of $91.3 million representing an effective tax rate of 19.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to certain favorable tax effect on equity vesting, intercompany transactions in 2021 and the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate; partially offset by the unfavorable impact of uncertain tax positions, GILTI, withholding taxes and other non-deductible expenses.

Income tax expense was $15.2 million for the nine months ended September 30, 2020 on earnings before income tax of $40.9 million representing an effective tax rate of 37.2%. The tax amount included the effect of the settlement and closure of multi-year international tax audits of $3.4 million. Adjusted for the audit impacts, the effective tax rate 29.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the unfavorable impact of international provisions of the U.S. tax law, such as GILTI, partially offset by certain intercompany transactions which disproportionately benefited lower tax rate jurisdictions.

Liquidity and Capital Resources

Cash and Cash Flows

The Company historically has funded its liquidity needs primarily through cash flows from operating activities and borrowings under its Credit Agreement, as well as equity and other debt financings.  In March 2020, the Company increased its borrowings under the Credit Agreement by $169.5 million as a safeguard to increase its cash position and provide additional financial flexibility due to the COVID-19 pandemic. The proceeds were used for working capital and for other general corporate purposes permitted by the

Credit Agreement.  During the first quarter of 2021, the Company repaid the full drawdown of $169.5 million from March 2020 under the Credit Agreement. As of September 30, 2021, $35.0 million was outstanding under the Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $440.0 million remained available as of September 30, 2021 for additional borrowings under the Credit Agreement subject to specified conditions that Gentherm currently satisfies.

In addition, on June 9, 2021, we entered into a receivable factoring agreement with HSBC Bank USA, National Association.  Under the receivable factoring agreement, we can sell receivables for certain of our account debtors up to $41.3 million, on a revolving basis.  As of September 30, 2021, there were no outstanding receivables transferred under the receivable factoring agreement.

On December 11, 2020, the Board of Directors authorized the 2020 Stock Repurchase Program to commence upon expiration of the prior stock repurchase program, which expired on December 15, 2020. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023.  As of September 30, 2021, $150.0 million of availability remained under the stock repurchase program.

Based on the Company’s current operating plan and the foregoing actions, management believes cash and cash equivalents at September 30, 2021, together with cash flows from operating activities, borrowing available under our Credit Agreement and available limit under the receivable factoring agreement, are sufficient to meet operating and capital expenditure needs, and to service debt, for at least the next 12 months.  However, as the impact of the COVID-19 pandemic on the economy, our operations and the global automotive supply chain and production evolves, we may need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt offerings.

A continued worldwide disruption, including from additional waves of pandemic outbreaks, from the COVID-19 pandemic, and actions that lending institutions, our customers, consumers and governmental authorities may take in response, could materially affect our future access to sources of liquidity, and such capital may not be available at all or on reasonable terms.  Further, the extent to which the COVID-19 pandemic adversely affects our future financial performance and thus our cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic, operating, supply chain and production conditions will resume. Even after the COVID-19 pandemic has subsided, we may continue to experience significant adverse impacts on our business, financial performance, financial condition, cash flows, liquidity and stock price for a lengthy period of time as a result of its global economic impact.

The following table represents our cash and cash equivalents, in thousands:

	Nine Months Ended September 30,
	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$268,345	$52,948
Cash provided by operating activities	117,106	73,301
Cash used in investing activities	(39,958)	(13,686)
Cash (used in) provided by financing activities	(148,586)	109,812
Foreign currency effect on cash and cash equivalents	(1,821)	6,664
Cash, cash equivalents and restricted cash at end of period	$195,086	$229,039

Cash Flows From Operating Activities

We manage our cash and cash equivalents in order to fund operating requirements and preserve liquidity to take advantage of future business opportunities and for financial flexibility. The following table compares the cash flows from operating activities during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, in thousands:

	Nine Months Ended September 30,
	2021	2020	Change
Operating Activities:
Net income	$73,386	$25,697	$47,689
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,430	30,777	(1,347)
Deferred income taxes	3,867	3,583	284
Non-cash stock based compensation	9,422	6,569	2,853
Change in defined benefit pension plans	(650)	(433)	(217)
Loss on sale of property and equipment	638	562	76
Gain on sale of patents	—	(1,978)	1,978
Net income after non-cash adjustments	116,093	64,777	51,316
Changes in operating assets and liabilities:
Accounts receivable, net	26,162	(33,250)	59,412
Inventory	(34,019)	4,645	(38,664)
Other assets	10	(57)	67
Accounts payable	9,231	24,272	(15,041)
Other liabilities	(371)	12,914	(13,285)
Net cash provided by operating activities	$117,106	$73,301	$43,805

The following table illustrates changes in working capital during the nine months ended September 30, 2021, in thousands:

Working capital at December 31, 2020	$437,622
Change in cash and cash equivalents	(67,006)
Decrease in accounts receivable	(26,162)
Increase in inventory	34,019
Increase in tax receivables, net	856
Decrease in other current assets	(423)
Increase in accounts payable	(9,231)
Increase in other current liabilities	(1,481)
Increase in working capital from acquisition	662
Foreign currency effect on working capital	(10,506)
Working capital at September 30, 2021	$358,350

The following table highlights significant transactions that contributed to the decrease in cash and cash equivalents during the nine months ended September 30, 2021, in thousands:

Net cash provided by operating activities	$117,106
Repayments of debt	(151,993)
Purchases of property and equipment	(29,585)
Proceeds from the exercise of Common Stock options	7,467
Cash paid for the cancellation of restricted stock	(3,991)
Cost of technology investment	(7,557)
Acquisition of B&E	(2,827)
Other items	(1,879)
Decrease in cash and cash equivalents	$(73,259)

Cash Flows From Investing Activities

Cash used in investing activities was $40.0 million during the nine months ended September 30, 2021, primarily reflecting purchases of property and equipment of $29.6 million, technology investments of $7.6 million and a business acquisition of B&E for $2.8 million.

Cash Flows From Financing Activities

Cash used in financing activities was $148.6 million during the nine months ended September 30, 2021, reflecting payments on the principal of the U.S. Revolving Note and DEG Vietnam Loan totaling $152.0 million in aggregate.  Borrowings under the Credit Agreement mature on June 27, 2024.  See Note 6, “Debt” of the consolidated condensed financial statements included in this Report for additional information. Cash was also paid during the nine months ended September 30, 2021 for cancellations of restricted stock awards totaling $4.0 million, more than offset by proceeds from the exercise of Common Stock options totaling $7.5 million.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.  There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended September 30, 2021.  We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “New Accounting Pronouncements” in the consolidated condensed financial statements included in this Report.

Off-Balance Sheet Arrangements

At September 30, 2021, we do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates, changes in interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to our debt obligations under our Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won and Vietnamese Dong.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks and price fluctuations in material commodities is fifteen months. We had foreign currency derivative contracts with a notional value of $9.0 million and $13.3 million and copper commodity swap contracts with a notional value of $1.2 million and $0 outstanding at September 30, 2021 and December 31, 2020, respectively.

The potential loss in fair value for foreign currency derivative contracts from a hypothetical 10% adverse change in quoted currency exchange rates would be $0.8 million and $1.3 million as of September 30, 2021 and December 31, 2020, respectively. The potential gain in fair value from a hypothetical 10% positive change in quoted currency exchange rates would be $1.0 million and $1.6 million as of September 30, 2021 and December 31, 2020, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

The potential loss in fair value for copper commodity swap contracts from a hypothetical 10% adverse change in quoted copper commodity prices would be $0.1 million and $0 million as of September 30, 2021 and December 31, 2020, respectively. The potential gain in fair value from a hypothetical 10% positive change in quoted copper commodity prices would be $0.1 million and $0 million as of September 30, 2021 and December 31, 2020, respectively.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated condensed balance sheets.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of foreign currency hedging instruments and copper commodity hedging instruments, if any, to cost of sales in the consolidated condensed statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of September 30, 2021 is set forth in Note 9, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

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

	Expected Maturity Date
	2021	2022	2023	2024	2025	2026	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate (€EUR)	$—	$—	$—		$—	$—	$—	$—
Variable interest rate as of September 30, 2021
Variable rate ($USD)	$—	$—	$—	$35,000	$—	$—	$35,000	$35,000
Variable interest rate as of September 30, 2021				1.33%			1.33%
Fixed rate ($USD)	$1,250	$2,500	$1,250	$—	$—	$—	$5,000	$5,116
Fixed interest rate	5.21%	5.21%	5.21%				5.21%

The fair value of our fixed-rate debt at September 30, 2021 and December 31, 2020 was $5.1 million and $6.4 million, respectively. The fair value of our variable rate debt at September 30, 2021 and December 31, 2020 was $35.0 million and $186.2 million, respectively. A hypothetical 100 basis point change (increase or decrease) in interest rates would create an estimated change in fair value of our fixed-rate debt of a de minimis amount as of September 30, 2021. A hypothetical 100 basis point change in interest rates on our variable-rate debt would change interest expense on an annual basis by $0.4 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2021	Total	Fair Value
USD Functional Currency
Forward Exchange Agreements:
(Receive $MXN / Pay $USD)
Total contract amount	$8,985	$8,985	$176
Average contract rate	21.15	21.15

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the nine months ended September 30, 2021.

ITEM 1A.	RISK FACTORS

Except as set forth below, the Company’s risk factors have not materially changed from those previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

We operate in a highly competitive industry and efforts by our competitors, as well as new non-traditional entrants to the industry could adversely affect our business, results of operations and financial condition.

The automotive component supply industry is subject to intense competition. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, timely delivery, technological innovation and service. There can be no assurance that we will be able to compete successfully with the products of our competitors. Further, our competitors’ efforts to grow market share could exert downward pressure on our product pricing and margins. Many of our competitors are substantially larger in size and have substantially greater financial, marketing and other resources than we do, and therefore may be more effective in adapting to customer requirements while being more profitable. Refer to risk factor below concerning our principal customers. In addition, our customers may increase levels of production insourcing for a variety of reasons, such as shifts in customers’ business strategies or the emergence of low-cost production opportunities in other countries, which may adversely affect our sales as well as the profit margins on our products.

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

For the nine months ended September 30, 2021, our top two customers were Lear Corporation and Adient plc, which comprised 15% and 14%, respectively, of our product revenues. Combined, approximately 75% of product revenues to these customers was sourced directly by the Company’s OEM customers. The continued growth, viability and financial stability of our principal customers, as well as the OEMS to which our products are supplied, are critical to our success. The loss of any significant portion of our sales to any of our customers would have a material adverse effect on our results of operations and financial condition. We have sometimes experience, and we expect to continue to experience, a delay in our collection of accounts receivable balances from our customers, which may be significant and would be at risk in the event of their bankruptcy or other restructuring.

On October 28, 2021, Lear Corporation (NYSE: LEA) announced that it has entered into an agreement to acquire substantially all of the Interior Comfort Systems business unit of Kongsberg Automotive ASA. Kongsberg Automotive ASA is a key competitor of our climate comfort solutions products, including Climate Control Seats and seat heaters.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Third Quarter 2021

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 to July 31, 2021	—	$—	—	$150,000,000
August 1, 2021 to August 31, 2021	—	$—	—	$150,000,000
September 1, 2021 to September 30, 2021	—	$—	—	$150,000,000

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

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
10.1*	Letter Agreement with Paul Giberson dated September 22, 2021	X
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	X

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

Date: October 29, 2021

/s/ MATTEO ANVERSA
Matteo Anversa
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 29, 2021