Form 10-K
period 2021-12-31
GENTHERM Inc
filed 2022-02-17
CIK 903129

fixss

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such Common Stock on The Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was $2,342,097,813. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of February 14, 2022, there were 33,021,536 issued and outstanding shares of Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2022 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report to the extent described herein.

GENTHERM INCORPORATED

PART I

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2021 (this “Annual Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as the impact of the COVID-19 pandemic and other current macroeconomic conditions, including supply chain disruptions, labor shortages and inflationary pressures, on our financial statements, liquidity, and business as well as the global economy, our ability to maintain and grow current production levels, the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs, our ability to finance sufficient working capital, and our ability to execute our strategic plan.  Reference is made in particular to forward-looking statements included in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.

The forward-looking statements included in this Annual Report are made as of the date hereof or as of the date specified and are based on management’s reasonable expectations and beliefs.  Such forward-looking statements are subject to a number of important assumptions, significant risks and uncertainties (some of which are beyond our control) and other factors that may cause the Company’s actual results or performance to differ materially from that described in or indicated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:

▪

the COVID-19 pandemic and its direct and indirect adverse impacts on the automobile and medical industries and global economy, which had, and are likely to continue to have, an adverse effect on, among other things, the Company’s results of operations, financial condition, cash flows, liquidity, business operations and stock price;

▪

the current supply-constrained environment we are facing involving component shortages, manufacturing disruptions, logistics challenges and inflationary pressures, and any future material delays in the supply chain of the Company or the automotive original equipment manufacturers (“OEMs”) or first tier suppliers (“Tier 1s”) supplied by the Company;

▪	the period of sustained price increases for various material components and shipping costs currently experienced in the automotive industry, which may continue for longer than we expect;
▪

the impact of industry or consumer behaviors on future automotive vehicle production, including the development and use of autonomous and electric vehicles and increasing use of car- and ride-sharing and on-demand transportation as a service, as well as related regulations;

▪	borrowing availability under the Company’s revolving credit facility;
▪	the Company’s failure to be in compliance with covenants under its debt agreements, which could result in the amounts outstanding thereunder being accelerated and becoming immediately due and payable;
▪	the Company’s ability to obtain additional financing by accessing the capital markets, which may not be available on acceptable terms or at all;
▪	the macroeconomic environment, including its impact on the automotive industry, which is cyclical;
▪	any significant declines in automobile production;
▪	market acceptance of the Company’s existing or new products, and new or improved competing products developed by competitors with greater resources;
▪	shifting customer preferences, including shifts due to the evolving use of automobiles and technology;
▪	the Company’s ability to project future sales volumes, based on which the Company manages its business;
▪	reductions in new business awards due to the macroeconomic environment, COVID-19 and related uncertainties;
▪	the Company’s ability to convert new business awards into product revenues;

▪	the loss or insolvency of any of the Company’s key customers, including due to M&A or other market consolidation of OEMs and Tier 1s;
▪	the loss of any key suppliers;
▪	the impact of price downs in the ordinary course, or additional increased pricing pressures from the Company’s customers;
▪	the feasibility of Company’s development of new products on a timely, cost effective basis, or at all;
▪	security breaches and other disruptions to the Company’s IT systems;
▪	labor shortages, wage inflation and work stoppages impacting the Company, its suppliers or customers;
▪	changes in free trade agreements or the implementation of additional tariffs, and the Company’s ability to pass-through tariff costs;
▪	unfavorable changes to currency exchange rates;
▪	the Company’s ability to protect its intellectual property in certain jurisdictions;
▪	the Company’s ability to effectively implement ongoing restructuring and other cost-savings measures or realize the full amount of estimated savings;
▪	compliance with, and increased costs related to, domestic and international regulations, including potential climate change regulations;
▪	changes in government leadership and laws, political instability and economic tensions between governments;
▪	severe weather conditions and natural disasters and any resultant disruptions on the supply or production of goods or services or customer demands; and
▪

other risks, uncertainties, and other factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report, and subsequent reports filed with or furnished to the Securities and Exchange Commission.

In addition, with reasonable frequency, we have entered into business combinations, acquisitions, divestitures, strategic investments and other significant transactions. Such forward-looking statements do not include the potential impact of any such transactions that may be completed after the date hereof, each of which may present material risks to the Company’s business and financial results.  Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 1.	BUSINESS

Unless otherwise indicated, references to “Gentherm”, “the Company”, “we”, “our” and “us” in this Annual Report refer to Gentherm Incorporated and its consolidated subsidiaries.

Except to the extent expressly noted herein, the content of our website or the websites of other third parties noted herein are not incorporated by reference in this Annual Report.

Overview

Gentherm Incorporated is a global developer, manufacturer and marketer of innovative thermal management technologies for a broad range of heating and cooling and temperature control applications in the automotive and medical industries. Within the automotive industry, our products provide solutions for passenger climate comfort and convenience, battery thermal management and cell connecting systems. Within the medical industry our products provide patient temperature management solutions. Our automotive products can be found on vehicles manufactured by nearly all the major OEMs operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. The Company is also developing a number of new technologies and products that are expected to enable improvements to existing products and to create new product applications for existing and new markets.

We are incorporated under the laws of the State of Michigan. Our website is www.gentherm.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge through our website, www.gentherm.com, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission (“SEC”). These reports are also available on the SEC’s website, www.sec.gov.

Impact of COVID-19, Supply Chain Disruptions and Other Matters

The macroeconomic effects of the COVID-19 pandemic continue to cause significant volatility in the global economy, including within the automotive market and our business. Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm IHS Markit (February 2022 release), global light vehicle production in 2021 in the Company’s key markets of North America, Europe, China, Japan and Korea, was up 0.3%, as compared to 2020. The lack of significant growth in 2021 was primarily due to the impacts of global supply chain disruptions, including the worldwide semiconductor supply shortage, and follows the significant decrease in vehicle production in 2020 which was driven by the adverse impacts of the COVID-19 pandemic. Light vehicle production remains well below recent historic levels and consumer demand.

In 2021, the Company's semiconductor suppliers, along with most automotive component supply companies that use semiconductors, including Gentherm, were unable to fully meet the vehicle production demands of the OEMs largely due to events outside the control of the Company and its suppliers and customers, as well as the automotive industry generally. Supply shortages of semiconductor chips and other components not only resulted in decreased global automotive vehicle production but also caused significant volatility in customer vehicle production schedules. Sudden changes in the production schedules of OEMs and Tier 1s resulted in operating inefficiencies which adversely affect our profitability and results of operations. In addition, we experienced inflationary cost increases in certain component parts, raw materials, labor and transportation as a result of the supply-constrained environment and general economic conditions. These broad-based operational and inflationary impacts negatively impacted the Company’s financial condition, results of operations and cash flows for the fiscal year ended December 31, 2021.

In response to the global supply chain instability and inflationary cost increases the Company has taken several actions to minimize any potential and actual adverse impacts by working closely with its suppliers and customers to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise. We expect global supply chain instability will continue to have an adverse impact on our business and financial performance for the foreseeable future, and such adverse impact may be material. The consequences of the pandemic, global supply chain instability and inflationary cost increases and their adverse impact to the global economy continue to evolve. Accordingly, the significance of the future adverse impact on our business and financial statements remains subject to significant uncertainty.

See further discussion of the COVID-19 pandemic and related risks in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Medical.

Automotive

The Automotive reporting segment is comprised of the results from our global automotive businesses, including the design, development, manufacturing and sales of automotive climate comfort systems, automotive cable systems, battery performance solutions, and automotive electronic and software systems.

Climate comfort systems include seat heaters, blowers and thermoelectric devices for variable temperature Climate Control Seats® (“CCS”) and steering wheel heaters designed to provide individualized thermal comfort to automobile passengers, and integrated electronic components, such as electronic control units that utilize our proprietary electronics technology and software. Other climate comfort systems include neck and shoulder conditioners and climate control system products for door panels, armrests, cupholders and storage bins.

Battery performance solutions consist of cell connecting devices and battery cable technologies used for various types of automotive batteries and thermal management products for heating and cooling 12 volts, 48 volts and high voltage batteries and battery modules.

Automotive electronic and software systems include electronic control units for climate comfort systems, electronic control units for memory seat modules and other devices.

Medical

The Medical reporting segment is comprised of the results from the patient temperature management business in the medical industry.

Patient temperature management includes temperature management systems across multiple product categories addressing the needs of hyper-hypothermia therapy in intensive care, normothermia in surgical procedures and additional warming/cooling therapies utilized in acute care, ambulatory, clinics and home health.

Business Strategy

Globally, we develop, manufacture, and deliver extraordinary thermal solutions for automotive and patient thermal management markets that make meaningful differences in everyday life by improving health, wellness, comfort and energy efficiency.

To achieve our goals and capitalize on opportunities within the automotive and patient thermal management markets, in mid-2018, we launched and continue to implement four primary strategies:

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

Expand Gross Margin and Return on Invested Capital

We continue to build a culture of performance that includes a focus on high-return growth opportunities. During 2018 and 2019, we exited several non-core product categories. Additionally, we undertook restructuring actions to reduce global overhead costs to improve Selling, general and administrative expenses. We are continuing to strengthen our operational discipline and execution to expand gross margin and return on invested capital.

Optimize Capital Allocation

We are optimizing our capital allocation to drive shareholder returns, focusing on reinvesting in our business to drive continued growth through capital expenditure projects, and focused research and development investments, while opportunistically utilizing our authorized stock repurchase program. Further, we continuously evaluate acquisition and investment opportunities that will enhance other business strategies.

Research, Development and Partnerships

Our research, development and partnerships activities are an essential part of our efforts to develop new or improved innovative products.  Through both internal and external programs, we are working to develop a comprehensive knowledge of thermal management systems that demonstrates functionality and performance.  These activities are critical to optimize energy utilization and production efficiencies, improve effectiveness in our products and minimize the cost to integrate our products with those of our customers.

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

Research and development is conducted globally and predominantly at our world headquarters in Northville, Michigan, our Technology Center in Farmington Hills, Michigan, our European research facility in Odelzhausen, Germany and our Asian research facility in Shanghai, China.

Product design and development is also performed at all of our manufacturing facilities to support our geographically diverse customers.  We believe the localized development model employed at our manufacturing facilities improves our ability to effectively serve our customers and increases our innovative capacity.

Core Technologies

Gentherm’s expertise in thermal management is focused on two general areas: managing the thermal conditions of people and objects.

ClimateSenseTM

ClimateSenseTM is an integrated comfort system we are designing to create a personalized microclimate for passengers using localized convective, conductive and radiative heating and cooling products.  Using automatic regulation technology in combination with our unique occupant-centric control algorithm, ClimateSenseTM offers the ability to personalize and improve overall occupant thermal comfort, improve time to comfort with (all-electric) pre-conditioning, provide comfort with less energy consumption thereby lowering carbon dioxide emissions by conventional internal combustion and hybrid powertrains, and extend range for electrified powertrains through a reduction in central heating, ventilation and air conditioning (“HVAC”) system usage.  In July 2021, we received first production vehicle award for our ClimateSenseTM technology on an all-new 2024 model year electric vehicle with a global automaker.

Electronics

The electronics in our core climate comfort solution products is manufactured by us.  We also supply value-added electronic products to third parties for adjacent areas within the automotive interior.  In addition, Gentherm manufacturers and supplies electronic control units for memory seat modules that include electric motor position sensing technology. This technology further applies to other automotive products requiring fine motor controls.

Air Moving Devices

Our highly durable and quiet air moving devices, some of which include our proprietary blower and fan designs, are essential to all of our products that require air movement. We have a strong portfolio of these products, tailored to various automotive application, including seat ventilation and electric vehicle battery cooling.

Thermoelectric Technologies

Many of our thermal products manage the thermal conditions of people and objects using our internally developed advanced thermoelectric device technology (“TED”). A TED is a solid-state circuit that has the capability to produce both hot and cold thermal conditions by use of the Peltier effect. The advantages of advanced TED over conventional compressed gas systems are that they are environmentally friendly and less complex as they have no moving parts and are compact and light weight.  Our work on this technology has yielded improvements in areas of functionality, efficiency, durability and performance.

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

Products

Climate Comfort Solutions – Seat Comfort

CCS

Gentherm offers a range of CCS products utilizing proprietary technologies for regulating temperature and enhancing the comfort of vehicle passengers. Our ventilated CCS products move air through the seat to provide conditioning. Our active CCS products utilize TEDs to heat and cool air used to condition the seat. The conditioning air circulates by one of our specially designed air moving devices through an air distribution system installed in the seat cushion and seat back, so that the seat surface can be heated, ventilated or cooled. Each seat has individual electronic controls to adjust the level of heating, ventilating or cooling. Our CCS products improve comfort compared with conventional vehicle cabin air conditioners by focusing heating and cooling directly on the passenger through the seat. Our CCS products can be combined with our resistive heating elements to increase heating capacity and reduce time to comfort.

By offering different models of the CCS product, our customers have the opportunity to purchase a wider range of climate control products at different price points. Sales of CCS products, primarily ventilated CCS products, contributed 38%, 38% and 37% to our total product revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

Heated Seat

Heated seats, based on our resistive heater core technology, are seamlessly integrated into automotive seat designs, and are constructed using materials that offer the best capacity, installation characteristics and durability.  Our design and manufacturing capabilities allow customers to choose among a variety of resistive heater materials based on their individual vehicle specifications. Sales of heated seat products contributed 26%, 27% and 29% to our total product revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

Neck Climate Control Systems

Neck climate control systems ventilate warm or temperature-controlled air directly onto the passenger’s neck and shoulder area. The system combines electronics, air moving device technologies and a heating element into a compact, integrated headrest design that can be adjusted to suit the body size of the passenger.

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

Thermoelectric Battery Thermal Management

Thermal management is critically important for the long-term operation of advanced automotive batteries.  The expansion of electrified vehicle applications, such as electric vehicles, plug-in hybrids and mild hybrids, have increased the demand for battery thermal management (“BTM”) systems that enable wider operating temperature ranges, enhanced driving range and prolonged life of the battery.  Gentherm’s BTM system can provide precision battery cooling of 48-volt mild hybrid systems on pack or cell-level using patented TED technology.  The BTM system maintains the temperature of the lithium-ion battery or other advanced chemistry battery within an acceptable temperature range without the use of chilled liquids or refrigerant loops, making it a light weight, highly scalable, compact solution ideal for automotive applications. Gentherm’s proprietary BTM system is compact and energy efficient, resulting in a minimal energy usage, which is important for an electrified vehicle.

Aside from battery cooling, Gentherm’s BTM portfolio includes battery heating applications.  Based on our proprietary technology, we offer solutions to our customers that enable efficient heating of lithium-ion batteries for most electrified vehicles.

Climate Comfort Solutions – Thermal Convenience

TrueThermTM Cup Holder

The TrueThermTM Cup Holder applies Gentherm’s patented TED technologies to keep beverages of automobile drivers and passengers either warm or cool.  We have developed a range of cup holder models with varying degrees of functionality, designed to be manufactured in multiple configurations to accommodate different console environments.  Our dual independent design provides separate temperature settings in each holder allowing the driver and passenger to individually maintain a heated or cooled beverage.

TrueThermTM Storage Unit

Gentherm’s TrueThermTM Storage Unit provide for food or beverage cooling for the global automotive market.  Using patented TED or refrigeration technologies, the TrueThermTM Storage Unit provides temperature control independently from a vehicle’s heating and air conditioning system.  It can be custom designed to accommodate tight interior spaces, such as the front floor console of a sport utility vehicle and provide additional cooling capacity to those who have long work commutes or transport multiple passengers.

Automotive Cable Systems

Gentherm manufactures automotive cable systems used to connect automotive components to power sources. The automotive cable systems are an important element in the production of many of our products and form a significant component in how we generate value to our customers by being an efficient, low-cost and high-quality manufacturer. We offer cable systems as integrated parts of our products and also as stand-alone components for other automotive applications, such as oxygen sensors.  Our cable systems business includes both ready-made individual cables and ready-to-install cable networks.

Patient Temperature Management Systems

Gentherm provides a full line of patient temperature management systems across multiple product categories addressing the needs of hyper-hypothermia therapy in intensive care, normothermia in surgical procedures and additional warming/cooling therapies utilized in acute care, ambulatory, clinics and home health.  Our broad array of products for patient warming provides an improved patient experience and satisfaction. Our core brands include Blanketrol® hyper-hypothermia system, WarmAir®/FilteredFlo® convective warming system, Electri-Cool®/Micro-Temp® localized cooling/warming systems, the ASTOPAD® patient warming system that utilizes resistive warming technology which is also used in our automotive products, ASTOTHERM®/ASTOFLO® IV fluid and blood warming systems, ASTODIA® diaphanoscope for transillumination, Hemotherm® cardiovascular cooling/warming system and our recent launch of our next generation cardiovascular cooling/warming system utilized to deliver precise blood temperature control during cardiopulmonary by-pass and other related cardiovascular procedures. We aspire to have innovative patient temperature management product offerings coupled with clinical education enabling our customers to have enhanced patient outcomes and improved efficiencies of care.

Customers

Our Automotive segment customers include primarily light vehicle OEMs and Tier 1s, including automotive seat manufacturers.  We also directly supply CCS products to aftermarket seat distributors and installers.

The Company’s automotive marketing is directed primarily at the OEMs and their Tier 1s and focuses on the enhanced value consumers attribute to vehicles with climate comfort products. In many cases, the OEMs direct us to work with their suppliers, primarily their Tier 1s, to integrate our products into the vehicle’s seat or interior design.

Once the integration work is complete, prototypes are sent to the OEMs for evaluation and testing. If an OEM accepts our product, a program can then be launched for a particular model on a production basis, but it normally takes one to three years from the time an OEM decides to include any of our products in a vehicle model to actual production for that vehicle. During this process, we derive funding from prototype sales but obtain no significant revenue until mass production begins. Upon commencement of mass production, our products are sold by Tier 1s to the OEMs as a component of an entire seat or seating system. Inherent to the automotive supplier market are costs and commitments that are incurred well in advance of the receipt of orders and resulting revenues from customers.

The volume of products we sell is significantly affected by global and regional automotive production levels and the general business conditions in the automotive industry. Our product revenues are generally based upon purchase orders issued by our customers, with updated production schedules for volume adjustments. As such, we typically do not have a backlog of firm orders at any point in time. Once we are selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally five to seven years, although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform, although there is no guarantee that this will occur.

For 2021, our revenues from sales to our two largest customers, Adient plc (“Adient”) and Lear Corporation (“Lear”) were $156 million and $153 million, respectively, each representing 15% of our product revenues that is consistent with prior years. Revenues from Lear and Adient represent sales of our climate comfort products.   On October 28, 2021, Lear announced that it entered into an agreement to acquire the Interior Comfort Systems business unit of Kongsberg Automotive ASA, which is a key competitor of the Company’s climate comfort products, including CCS and seat heaters.

The loss of these customers would likely have a material adverse impact on our business, results of operations and cash flows. However, as noted above, in many cases automotive OEMs direct their suppliers such as Lear and Adient to work with us for our climate comfort solutions, battery performance solutions and cable technology products. It is, therefore, relevant to understand how our revenues are divided among the OEMs, as shown below.

Our total product revenues for each of the past three years were divided among the OEMs as follows:

	2021	2020	2019
General Motors	14%	14%	14%
Hyundai	13%	12%	9%
Volkswagen	10%	9%	8%
Ford Motor Company	8%	9%	11%
Stellantis(a)	8%	9%	10%
BMW	6%	6%	6%
Honda	5%	6%	7%
Daimler	5%	6%	6%
Mazda	3%	3%	4%
Toyota Motor Corporation	3%	3%	4%
Renault/Nissan	3%	2%	3%
Jaguar/Land Rover	2%	3%	3%
Other (including Medical)	20%	18%	15%
Total	100%	100%	100%
a)	Reflective of the 2021 merger of Peugeot S.A. and Fiat Chrysler Automobiles N.V.

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

The Gentherm product portfolio aligns well with long-term technological trends:

▪

Increased efficiency and electric range – Our solutions, including the ClimateSense system which we continue to develop, help reduce overall energy consumption of a vehicle, resulting in improved fuel consumption for vehicles with an internal combustion engine, and increased range for electric vehicles. Our Battery Performance Solutions products help improve life and efficiency of batteries, contributing to increased adoption of powertrain electrification.

▪

Increased demand for comfort products – We are continuously striving to bring to market products and technologies that improve the wellbeing of vehicle occupants.  From improved performance of our seat heating and cooling devices, to our introduction of the neck climate control system and heated surface products – our focus is to make vehicle comfort an integral part of vehicle occupants experience.

▪

Growth of connected/smart devices – One of the most important objectives in achieving comfort is to create a system that is able to sense the needs of vehicle occupants and make performance adjustments based on personalized needs.  We utilize machine learning to create and optimize state of the art algorithms to make our products smarter and more advanced with each generation.

▪

Focus on health and wellness – Consumers have an increased focus on personal health and wellness. Our technologies are at the nexus of health, wellness and comfort, where our solutions adjust to enable vehicle occupants to address their health and wellness needs.

▪

Emergence of shared mobility – As the world transitions from vehicle ownership to mobility as a service model, focus on individual personalized comfort becomes even more important.  Our focus is to create microclimate solutions, when each vehicle occupant can create a personalized thermal experience tailored to their individual needs.

Production and Suppliers

Our global manufacturing and distribution facilities are located close to our key customers. In Automotive, we operate two manufacturing sites in Europe located within North Macedonia and Ukraine and one distribution center located in Hungary. In North America, we operate two manufacturing sites in Mexico. In Asia, we operate two manufacturing sites in China and one in Vietnam, and one distribution center in South Korea.

For Medical, we operate one manufacturing site within Germany and one manufacturing site and distribution center within the United States.

In September 2019, we committed to a restructuring plan (the “Plan”) to improve our manufacturing productivity and rationalize our footprint. Under this Plan, we planned to relocate and consolidate certain existing automotive manufacturing facilities and, as a result, reduce the number of our manufacturing facilities by two. In March 2020, we announced the initial phase of this Plan, which included the consolidation of all North American electronics manufacturing to Celaya, Mexico. This resulted in the closure of the Burlington, Canada facility, and the transfer of electronics manufacturing to Celaya, Mexico during 2021.  In December 2020, we announced the consolidation of our electronics manufacturing in Asia to Bantian, Shenzhen, China, which resulted in the closure of our Longgang, Shenzhen, China facility during 2021. See Note 5, "Restructuring," to the consolidated financial statements included in this Annual Report for additional information.

The automotive industry is highly reliant on semiconductors and, beginning in the fourth quarter 2020, throughout 2021 and continuing into 2022, is facing a significant supply shortage of semiconductors. See further discussion of the risks relating to the supply shortage of semiconductors and related risks above in “—Impact of COVID-19, Supply Chain Disruptions and Other Matters”, in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Proprietary Rights and Patents

The development of new or improved technologies is critical to the execution of our business strategy. Currently owned patents and patents obtained for new or improved technologies form an important basis for the success of the Company and underpin the success of our research and development efforts. We have adopted a policy of obtaining, where practical, the exclusive rights to use technology related to our products through patents or licenses for proprietary technologies or processes. We adapt and commercialize such technologies in products for mass production. We also have developed technologies or furthered the development of acquired technologies through internal research and development efforts.

As of December 31, 2021, Gentherm held 439 issued patents, of which 238 were U.S. patents and 201 were non-U.S. patents.  Gentherm held 309 patents directed to climate control products (including 2 patents directed to ClimateSense TM) and thermoelectric technologies, 41 patents directed to heating elements and technologies, 33 patents directed to battery cell connecting and cable technologies, 26 patents directed to medical technologies, 15 patents directed to air moving devices, and 15 patents directed to occupant sensing technologies.  The Company continued to evaluate its patents during 2021 and made strategic decisions to reduce low-value patents and patents unrelated to current or planned business strategies.

Competition

See further discussion of the risks relating to competition in Item 1A, “Risk Factors” in this Annual Report.

Gentherm faces competition from other automotive suppliers and, with respect to certain products, from the OEMs and Tier 1s who manufacture or have the capability to manufacture certain products that Gentherm manufactures and supplies. The automotive supply industry competes on the basis of technology, quality, reliability of supply and price. Design, engineering capability and competitive pricing are increasingly important factors.

The competitive landscape for Gentherm’s climate comfort solutions and battery sub-systems includes component specialists, thermal management system suppliers, the Tier 1s and the OEMs with their own integrated solutions.  Independent suppliers that represent the principal competitors of Gentherm include I.G. Bauerhin GmbH and Kongsberg Automotive ASA. In October 2021,

Lear announced that it entered into an agreement to acquire the Interior Comfort Systems business unit of Kongsberg Automotive ASA.  The competitive landscape for patient temperature management systems includes patient thermal management medical device manufactures.  The principal manufacturers of products similar to those of Gentherm’s products include 3M Company, Stryker Corporation and Becton, Dickinson and Company.

We believe our expertise in core thermal management technologies and vehicle occupant thermal comfort, as well as our capability in applying specific component design, global footprint and broad product offerings make us well positioned to compete against the traditional thermal management systems suppliers, global Tier 1s and component specialists.

Seasonality

Our principal operations are directly related to the automotive industry. Consequently, we have historically experienced seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants close for model year changeovers and in December when many customer plants close for the holidays.

Human Capital Management

Employees

At Gentherm, our mission is to “create and deliver extraordinary thermal solutions that make meaningful differences in everyday life, by improving health, wellness, comfort and energy efficiency.” Our people are the foundation for making our mission come to life every day.

Our winning culture behaviors helps shape our core Human Resource programs and our culture, the behaviors are Customer Focus, Global Mindset, Performance & Accountability and Engagement & Inclusion.

Our human capital strategy is to attract, develop and retain results-driven, high-performance talent while providing each employee with a compelling and personal employee experience. We also strive to promote a safe work environment and a culture the values fairness, diversity, equity, inclusion and belonging.

Our global workforce creates a competitive advantage and operates in over 12 countries in 23 locations.  As of December 31, 2021, and 2020, Gentherm’s employment levels worldwide were as follows:

	2021	2020
Mexico	3,293	3,938
Ukraine	1,906	1,722
Macedonia	1,845	2,131
China	1,456	1,605
Vietnam	858	916
United States and Canada	488	618
Hungary	285	253
Germany	264	263
Korea	45	36
Japan	21	20
Malta	9	12
United Kingdom	4	5
Total	10,474	11,519

Notable statistics as of December 31, 2021:

▪	36% of our workforce resides in North America; 41% of our workforce resides in Europe; 23% of our workforce resides in Asia.
▪

We have cooperative relationships in our facilities where we operate with unions and workers councils. Approximately 23% of the Company's workforce are members of industrial trade unions and are employed under the terms various labor agreements.

▪	Three of nine Board members are female, and one is diverse. Four of ten executive committee members are female and two are diverse.
▪	Over 58% of our global workforce is Female.
▪

Within the United States, over 36% of our employees self-disclose as racially or ethnically diverse. Over the last year we increased our diversity representation at the leadership level (Directors and Vice Presidents) by three percentage points

Racially and Ethnically Diverse (Self-reported)	2021	2020
All Employees	36%	34%
Leadership	23%	20%

Key Highlights of our Human Capital Strategy

Gentherm’s Human Capital goals have evolved to a more flexible, personal, employee value proposition since the onset of the pandemic to ensure we are aiding our employees in navigating through the blurred demands of work and life. We introduced a new flexible working guideline called “Locate for Your Day”.

In November 2021, we completed our first global engagement survey with a best-in-class response rate of 97%. The results of the survey in addition to several new listening tools help our managers continue to adapt and meet the needs of our workforce.

Health and Safety

At Gentherm, health and safety are an essential part of our culture and values. The “Safety Culture” of a workplace is a key issue for implementing and proceeding with the Vision Zero strategy.  This initiative outlines a global approach and mindset that strives to eliminate all work accidents and injuries by aligning the Company culture with the Seven Golden Rules:

1.	Leadership Commitment with a Top-Down Approach
2.	Identify All Hazards and Risks
3.	Set Safety and Health Targets
4.	Ensure a Safety System/ Standards
5.	Use Safe and Healthy Technology
6.	Improve Qualification
7.	Involve People

The global operating health and safety team is not only committed to the Seven Golden Rules to eliminate work accidents and injuries. These rules also are focused on identifying hazards and unsafe behaviors before they happen by “near miss reporting”.

Our teams have continued to benchmark across Gentherm sites which has fostered significant optimization and continuous improvement. By implementing consistent routine components in the daily work across all sites, the overall safety culture improves for all Gentherm operations.

Diversity, Equity and Inclusion

Our DE+I mission “Embracing Diversity Inspires Innovation” cascades from our corporate mission. We are building a culture of belonging where we value our differences to positively impact the lives of our employees, customers and communities.  Our Diversity, Equity and Inclusion Council, has built strong momentum in 2021. The DE+I council conducted engagement activities and enrichment programming each month to promote awareness and celebrate various ethnic and underrepresented employees within Gentherm. We took another step forward on our DE+I journey with launching inclusion trainings to all global people leaders with the purpose of building local and global awareness of DE+I at Gentherm, ensuring all team members are educated on consistent standards, identifying feedback mechanisms to solve for conflict, and creating a culture that unites us all.

Total Rewards

Gentherm’s compensation and benefits programs are designed to attract and retain our employees in the locations where we compete for talent using a mix of elements that allow us to achieve our Company’s short and long-term goals.

▪	We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
▪

We align our executives’ and eligible employees’ annual bonus opportunity and long-term equity compensation with our shareholders’ interests by linking realizable pay with company financial and stock performance.

▪	We are refreshing our overall compensation structure to ensure we are providing contemporary and equitable total rewards across our business.

Total Talent Development

At Gentherm, we provide foundational leadership development programs to ensure our current and future people leaders are well equipped to engage and lead in today’s complex business environment. Additionally, Gentherm’s performance management process is based on a contemporary coaching model where employees align yearly objectives with their leaders, supported with timely quarterly “check-ins” for progress updates and feedback. We have offered additional training programs to provide on-demand, flexible learning solutions for our global workforce. We introduced the Accelerator program for high potential employee development in 2021.

Environmental, Social, and Governance

In 2021, we issued our second Sustainability report and incorporated ESG into our everyday business operations and future strategies. Our sustainability efforts are based on three pillars: People, Planet, and Places.

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

▪

Places: As a global company, we strive to be a positive force in the communities where we do business. Our teams support an array of causes, including STEM education and training, financial support for local charities and donations and support for COVID-19 efforts. Types of community involvement and support vary across our sites, based on local needs, requirements, and culture.

These actions indicate the strength of our commitment to sustainability across Gentherm.

Environmental and Regulatory Compliance

Applicable laws and regulations, and significant changes to such laws and regulations, will potentially lead to increases in costs and complexity, and failure to comply with global and specific country regulations could subject us to civil penalties, production disruptions, or limitations on the sale of affected products. We believe we are materially in compliance with substantially all these requirements or expect to be materially in compliance by the required dates.

Chemical Regulation

There are numerous global laws and regulations that prohibit or restrict the selection and use of certain chemicals for product development and manufacturing and potentially impact an automobile manufacturer’s responsibility for vehicle components at the end of a vehicle’s life. New chemical regulations continue to be introduced and passed, such as the new European requirements that require suppliers of parts and vehicles to the European market to disclose certain substances of concern in parts. Further, increases in the use of circuit boards and other electronics may require additional assessment under the directives related to certain hazardous substances and waste from electrical and electronic equipment.

Vehicle Safety

In the U.S., the National Traffic and Motor Vehicle Safety Act of 1966 (the “Safety Act”) regulates motor vehicle equipment that we manufacture and sell as well as vehicles. The Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable federal motor vehicle safety standards established by the National Highway Traffic Safety Administration (“NHTSA”). The Safety Act further requires that if a vehicle manufacturer or NHTSA determine a vehicle or an item of vehicle equipment does not comply with a safety standard, or that vehicle or equipment contains a defect that poses an unreasonable safety risk, the vehicle manufacturer must conduct a safety recall to remedy that condition in the affected vehicles. Should a vehicle manufacturer or NHTSA determine a safety defect or noncompliance issue exists with respect to any of our products, the cost of such recall campaigns could be substantial.  Further, many other countries have established vehicle and vehicle equipment safety standards and regulations.  Meeting or exceeding the many safety standards is costly as global compliance and non-governmental assessment requirements continue to evolve and grow more complex, and lack harmonization globally.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the risks, assumptions, uncertainties and other factors described below and elsewhere in this Annual Report, as well as any amendments or updates reflected in subsequent filings or furnishings with the SEC.  We believe these risks, assumptions, uncertainties and other factors, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations, financial condition and liquidity.

Industry and Operational Risks

The COVID-19 pandemic and measures taken to contain it have significantly adversely affected, and are likely to continue to significantly adversely affect, our business, results of operations, financial condition, cash flows, liquidity and result in stock price volatility.

The COVID-19 pandemic has caused, and continues to cause, a significant adverse effect on the level of economic activity around the world. In response to the COVID-19 pandemic, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions. The actions taken by governments, businesses and individuals in response to the pandemic have resulted in, and are expected to continue to result in, a curtailment of business activities (including changes in demand for a broad variety of goods and services), labor shortages, disruptions in supply, manufacturing and logistics, economic uncertainty and weakness, and volatility in the financial markets, both in the United States and abroad.

The COVID-19 pandemic poses the risk that Gentherm or its suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be requested or mandated by governmental authorities. At various times in the first half of 2020, substantially all of the Company’s major OEM and Tier 1 customers temporarily ceased or significantly reduced production as a result of restrictions that were requested or mandated by governmental authorities. As a result, substantially all of our manufacturing facilities either temporarily suspended production or experienced significant reductions in volumes during this period. During 2021, the Company continued to see periodic, temporary mandates by governmental authorities that impacted our employees’ ability to travel to and from our manufacturing facilities, following the resurgence of COVID-19 in certain geographic areas. Restrictions on the Company’s access to its facilities and similar limitations for the Company’s customers, OEMs, suppliers and distributors, have had a material adverse impact on the business, financial condition and results of operations and could continue to have an impact in the future.

Gentherm has implemented numerous measures attempting to manage and mitigate the effects of the virus, however, there can be no assurance that these measures will be successful now or in the future. Gentherm has modified its business practices and it may take further actions as may be required by government authorities, for the continued health and safety of the employees, or that the Company otherwise determines are in the best interests of the employees, customers, partners, and suppliers. The Company's management of the impact of COVID-19 has and will continue to require significant investment of time from its management and employees. The focus on managing and mitigating the impacts of COVID-19 on the business may cause the Company to divert or delay the application of its resources toward other or new initiatives or investments, which may cause a material adverse impact on the results of operations.

If the COVID-19 pandemic becomes more pronounced in the markets in which the Company or its customers operate, or there is a continued resurgence in the virus in markets currently recovering from the spread of COVID-19, as we experienced with the emergence of the Delta and Omicron variants during 2021 and continuing into 2022, then the Company's operations in areas impacted by such events could experience further materially adverse financial impacts.  The extent to which the COVID-19 pandemic continues to impact the Company's operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19 and its variants and the impact of COVID-19 on economic activity. The COVID-19 pandemic has impacted the global economy creating certain macroeconomic conditions that make this a particularly challenging business environment for us and the automotive industry, including global supply chain instability, inflationary cost increases and labor shortages, as described in other risk factors in this Annual Report. To the extent the COVID-19 pandemic materially adversely affects the Company's business and financial results, it may also have the effect of significantly heightening many of the other risks associated with the Company's business, results of operations, financial condition, cash flows, liquidity and stock price, including in ways that we cannot predict.

The inability of our supply chain, and the supply chain of the OEMs and Tier 1s that we supply, to deliver key components, such as semiconductors, has adversely affected, and could continue to adversely affect our business, profitability and results of operations.

Our products contain a significant number of components that we source globally from suppliers who, in turn, source components from their global suppliers. If our supply chain fails to deliver products to us in sufficient quality and quantity on a timely basis, we will be challenged to meet our production schedules, fulfilling our orders, sales and profits could decline, and our commercial reputation and customer relationships could be damaged. Similarly, OEMs and Tier 1s to whom we supply our products are dependent on an ever-greater number of global suppliers to manufacture and sell their products to consumers, which drives sales of our products. We and our customers are currently operating in a supply-constrained environment and are facing, and we expect to continue to face for at least the first half of 2022 and potentially longer, component shortages, manufacturing disruptions, logistics challenges and inflationary pressures, each of which is described below.

•

Component shortages. The automotive industry is highly reliant on semiconductors and is facing a significant shortage of semiconductors. The semiconductor supply chain is complex, with capacity constraints occurring throughout. We, the OEMs and Tier 1s must compete among the automotive supply chain and with other industries to satisfy current and near-term requirements for semiconductors, and such allocation is not within our control even though we have attempted and will continue to attempt various mitigating actions. Certain semiconductors we utilize are sourced from a very limited number of suppliers, which further exacerbates the risks to our operations. The shortage of semiconductors and other key components (historically, such as TEDs), has disrupted our production schedule and has caused us to procure components on the open market, from time to time, at prices significantly above the contractual pricing we have with our current long-term suppliers. OEM and Tier 1 production has also been impacted by the shortage, which has resulted in reduced sales of our products. Sudden changes in the production schedules of OEMs and Tier 1s also has resulted and may continue to result in operating inefficiencies which could adversely affect our profitability and results of operations. The component shortages have had and may continue to have materially adverse effect on our business, profitability and results of operations.

•

Raw materials and component pricing.  In addition to the component shortages we are currently experiencing, we have experienced and we may continue to experience risks associated with pricing of components and certain other raw materials. Some of our products contain certain components, such as semiconductor chips, tellurium, a raw material used in TEDs, and other key raw materials including copper, silver and petroleum-based engineered plastics and raw materials that generally cannot be substituted. The prices for these components and raw materials fluctuate depending on market conditions. If the market prices for these components and raw materials significantly increase, as they have in the past and during the COVID-19 pandemic, our gross profit has and may continue to be adversely impacted to the extent our suppliers pass those price increases on to us.

•

Labor shortages and work stoppages. Labor shortages and work stoppages, including ours and those at our suppliers or customers, and similar events could significantly disrupt our business. Because the automotive industry relies heavily on “just-in-time” delivery of components, labor shortages or work stoppages at one or more of Gentherm's production facilities or those of our suppliers could have adverse effects on the business. Similarly, if one or more of our direct customers or an OEM were to experience labor shortages or work stoppages, such as what occurred during the General Motors labor strike occurring in the Fall of 2019 or the prolonged work stoppages that occurred in the first half of 2020 as a result of the COVID-19 pandemic, our customer would likely halt or limit purchases of our products, which could result in the temporary shutdown of the related Gentherm production facilities or other restructuring initiatives.

•

Inflationary pressures. The automotive industry has experienced a period of sustained price increases for various material components and shipping costs. These price increases are expected to continue into the foreseeable future as supply remains constrained and demand remains elevated. Although the Company has developed and implemented strategies to mitigate the impact of higher material component costs and shipping costs, these strategies, together with commercial negotiations with Gentherm's customers and suppliers, have not historically and may not in the future fully offset our price increases which may result in adverse impacts to the Company’s profitability and results of operations.

•

Logistics challenges and excess supply. In order to secure components for our products, we have and may continue to strategically purchase components in advance of demand to take advantage of favorable pricing or to address concerns about future availability. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components, which could adversely affect our business and financial performance. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Furthermore, certain of our suppliers may decide to discontinue business with us or limit the allocation of products to us, which could result in our inability to fill our supply needs, jeopardizing our ability to fulfill our contractual obligations, which could in turn, result in a decrease in revenues and profitability, contract penalties or terminations, and damage to customer relationships.

Our supply chain has been and may in the future be adversely impacted by other events outside of our and their control, including other macroeconomic events, trade restrictions, economic recessions, political crises, labor relations issues, liquidity constraints, natural disasters and extreme weather events, which may become more frequent due to climate change.

The automotive industry, our primary market, is cyclical and a decline in the production levels of our major customers, particularly with respect to models for which we supply significant amounts of product, could adversely affect our business, results of operations and financial condition.

Our Automotive segment represents 96%, 95% and 95% of our product revenues for the years ended December 31, 2021, 2020 and 2019, respectively.  Demand for our automotive products is directly related to automotive vehicle production, which is ultimately dependent on consumer demand for automotive vehicles, our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. Automotive sales and production are cyclical and have been, and we expect will continue to be, materially affected by general economic and industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit for us, customers and consumers and other factors.

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

If we do not respond appropriately, the evolution of the automotive industry towards electric vehicles, autonomous vehicles and mobility on demand services could adversely affect our business.

The global automotive industry is experiencing a period of significant technological change. Future automotive vehicle production may be affected by additional industry or consumer behaviors, including the development and use of autonomous and electric vehicles and increasing use of car and ridesharing and on-demand transportation as a service, as well as related regulations. The rapidly evolving nature of the markets in which we compete has attracted, and may continue to attract, new entrants, including new entrants from outside the traditional automotive supply industry. Further, in comparison to us, our competitors may foresee the course of market developments more accurately, develop superior products, produce similar products at a lower cost, or adapt quicker to new technologies. If we do not accurately predict, prepare for and respond to new kinds of technological innovations, market developments and changing customer needs, our sales, profitability and long-term competitiveness may be harmed.

We manage our business based on projected future sales volume, which is highly dependent on information received from customers and general market data, and any inaccuracies or changes in such information could adversely affect our business, results of operations and financial condition.

We manage our business based upon projected future sales volumes, which are based upon many factors, including awarded business and assumptions of conversion rates thereof, customers’ forecasts and general market data. Our product revenues are generally based upon purchase orders issued by our customers, with updated production schedules for volume adjustments, and our customers generally do not guarantee sales volumes. As such, we typically do not have a backlog of firm orders at any point in time. In addition, awarded business may include business under arrangements that our customers have the right to terminate without penalty at any time. Further, our customers’ forecasts are subject to numerous assumptions, and such forecasts often are/may be changed rapidly with limited notice. Therefore, our actual sales volumes, and thus the ultimate amount of revenue that we derive from such sales, are not committed. We also must incur costs and make commitments well in advance of the receipt of orders and resulting revenues from customers.  If actual production orders from our customers are not consistent with our projected future sales volumes, we could realize substantially less revenue and incur greater expenses over the life of vehicle programs.

The receipt of orders and resulting revenues from customers is significantly affected by global automotive production levels and the general business conditions in the automotive industry. Impacts of the COVID-19 pandemic, including changes in demand for a broad variety of goods and services, labor shortages, inflationary pressures and a challenging and dynamic supply chain environment, has caused additional variability in customer purchase orders and caused customers to cancel their purchase orders, which has made it particularly challenging for us to project future sales volumes and manage our business in the current economic climate.

The loss or insolvency of any of our principal customers would adversely affect our future results.

For the year ended December 31, 2021, our top two customers were Adient and Lear which each comprised 15% of our product revenues. Combined, approximately 71% of product revenues to these customers was sourced directly by the Company’s OEM customers. The continued growth, viability and financial stability of our principal customers, as well as the OEMS to which our products are supplied, are critical to our success. The loss of any significant portion of our sales to any of our customers would have a material adverse effect on our results of operations and financial condition. We sometimes experience, and we expect to continue to experience, a delay in our collection of accounts receivable balances from our customers, which may be significant and would be at risk in the event of their bankruptcy or other restructuring.

On October 28, 2021, Lear announced that it entered into an agreement to acquire the Interior Comfort Systems business unit of Kongsberg Automotive ASA, which is a key competitor of our climate comfort products, including CCS and seat heaters. The effects of this acquisition are not yet known; however, a decrease in product revenues to Lear could adversely impact our financial condition, results of operations and cash flows, and the impact of any reduced relationship with Lear on the rest of our business is uncertain.

Our inability to achieve product cost reductions which offset customer-imposed price reductions could adversely affect our financial performance.

Downward pricing pressure is customarily applied by automotive manufacturers to the automotive supply chain. Our customer contracts generally provide for annual price reductions over the production life of the vehicle, while requiring us to assume significant responsibility for the design, development and engineering of our products, as well as the costs incurred through our supply chain. Prices may also be adjusted on an ongoing basis to reflect changes in product content/costs and other commercial factors. Our inability to achieve product cost reductions that offset customer-imposed price reductions could adversely affect our financial condition, results of operations and cash flows.

Our inability to effectively manage the development, timing, quality and costs of new product launches could adversely affect our financial performance.

Gentherm is developing and launching new products and related technologies for its battery performance solutions and electronics systems businesses and intends to launch other new products in the future. The launch of products employing new technologies is a complex process, the success of which depends on a wide range of factors, including the robustness of our product and manufacturing process development, success in sourcing new components and commodities with suitable suppliers, readiness of our and our suppliers' manufacturing facilities and manufacturing processes, as well as factors related to tooling, equipment, employees, initial product quality and other factors. Given the complexity of new product launches, we may experience difficulties managing product quality, timeliness and associated costs.

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

We own important intellectual property, including patents, trademarks, copyrights and trade secrets. Our intellectual property plays an important role in maintaining our competitive position in many of the markets that we serve.

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

We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, suppliers, employees and other sensitive matters. We rely upon the capacity, reliability and security of our IT and data security infrastructure, as well as our ability to expand and continually update this infrastructure in response to the changing needs of our business. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, due to failure to timely upgrade systems or during system upgrades and/or new system implementations, or resulting from failures of our third-party service providers, the resulting disruptions could have an adverse effect on our business.

As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents, none of which were material in 2021. Any future cyber incidents could, however, materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; delay our ability to deliver products to customers; and jeopardize the security of our facilities. A cyber incident could be caused by malicious outsiders (including state-sponsored espionage or cyberwarfare) or insiders using sophisticated methods to circumvent firewalls, encryption and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware, “ransomware” and other cyber-attacks, are increasing in both frequency and sophistication and could create financial liability, subject us to legal or regulatory sanctions or damage our reputation with customers, dealers, suppliers and other stakeholders. Many victims of ransomware are forced to pay significant ransoms to regain access to their critical business data, and we may not be permitted under various regulations and laws to make such payments.  With some of our employees working from home during the COVID-19 pandemic, there may be increased opportunities for unauthorized access and cyber-attacks. Security breaches could also result in a violation of U.S. and international privacy and other laws and subject the Company to various litigations, investigations and proceedings. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.

Despite our implementation of security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters (which may become more frequent due to climate change), unauthorized access, cyber-attack and other similar disruptions. No IT system can be fully secure and impervious to all threats or failures. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets, customer information, human resources information or other confidential information. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with its customers, lead to claims against us, fines and other penalties assessed upon us by governmental authorities, and ultimately harm our business. In addition, we may be required to incur significant costs to remediate and protect against damage caused by these disruptions or security breaches in the future.

Our business is subject to risks associated with manufacturing processes.

If certain of our existing production facilities become incapable of manufacturing products or production capacity is limited for any reason, such as terror attacks, war, or other civil disturbances, natural disasters (which may be more frequent due to climate change), other catastrophic events, public health crises, labor shortages, work stoppages, or other events that cause facility closures or production disruptions, we may be unable to meet production requirements, sales and profits could decline, and our commercial reputation could be damaged. For example, we experienced extended work stoppages in the first half of 2020 as the pandemic spread and governmental authorities initiated “lock-down” orders for all non-essential activities. Without operation of certain existing production facilities, we may be limited in our ability to deliver products until we restore the manufacturing capability at the particular facility, find an alternative manufacturing facility or arrange an alternative source of supply.

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

If we fail to manage our growth effectively or to integrate successfully any new or future business ventures, acquisitions, investments or strategic alliance into our business, our business could be materially adversely harmed.

We regularly consider opportunities to pursue business ventures, acquisitions, investments and strategic alliances that could leverage our products and capabilities, as well as, enhance our customer base, geographic penetration and scale, to complement our current businesses, some of which could be material. Finding and assessing a potential growth opportunity and completing a transaction involves extensive due diligence, management time and expense; however, the amount of information we can obtain about a potential growth opportunity may be limited. Further, we can give no assurance that new business ventures, acquisitions, investments and strategic alliances will positively affect our financial performance or will perform as planned, including regarding anticipated synergies or other financial or operational benefits. We may not be able to successfully assimilate or integrate companies that we acquire, including personnel, financial systems, distribution, operations, internal controls and general operating procedures. Further, for significant transactions, we would expect to incur additional debt, issue equity and/or increase capital expenditures, which may increase leverage risks, result in dilution or reduce capital available for other investments in ongoing operations. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and results of operations could be materially impacted. Likewise, our failure to integrate and manage acquired companies successfully may lead to future impairment of any associated goodwill and intangible asset balances. Given our limited history in the patient temperature management business, the foregoing risks may be heightened due to our lack of experience in integrating similar businesses.

Our global operations subject us to risks that may harm our operations and financial results.

In 2021, 61% of our product revenue was generated from sales to customers outside the United States. We have significant personnel, property, equipment and operations in a number of countries outside of the United States, including China, Germany, Hungary, North Macedonia, Mexico, South Korea, Ukraine and Vietnam. Our exposure to the risks described below is substantial. We also derive a significant portion of revenues from Europe and Asia and conduct certain investing and financing activities in local currencies.

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
•

currency exchange rate fluctuations and currency controls; in particular, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. Dollar, including the Euro, the Chinese Renminbi, the Vietnamese Dong, the Hungarian Forint, the North Macedonian Denar, the Ukrainian Hryvnia, the South Korean Won and the Mexican Peso;

•

local business and cultural factors that differ from our customary standards and practices, including business practices that we are prohibited from engaging in due to anti-corruption laws and regulations; and

•	ineffective legal protection of our intellectual property rights in certain countries.

Additionally, our primary manufacturing locations are in Mexico, China, Vietnam, North Macedonia and Ukraine, all countries that have historically experienced a heightened degree of political, civil and labor uncertainty. Political conflict and related demonstrations and violence in Ukraine in recent years, for example, highlights the risks to our foreign manufacturing facilities. Although our manufacturing facility in Ukraine is located approximately 700 miles by road from Kiev, and approximately the same distance from the activities along the border of Ukraine and Russia where fighting has occurred, we cannot be certain that similar demonstrations, unrest and international tensions will not affect our facility in the future, including due to electrical outages and periodic battles with separatists closer to our facility. In addition, certain of our employees in Ukraine are routinely conscripted into the military and/or sent to the Russian border to fight in the ongoing conflict. Furthermore, most of our products manufactured in Ukraine are shipped across the border from Ukraine to Hungary for further delivery to our customers. If that border crossing were to be closed or restricted for any reason, we would essentially experience a loss of the use of our Ukrainian facility, which would have a material adverse effect on our business.

Defects or quality issues associated with our automotive and medical products could adversely affect the results of our operations.

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

Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For instance, beginning in 2018, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. Most notably with respect to the automotive industry, the U.S. imposed tariffs on imports of certain steel, aluminum and automotive components, and China imposed retaliatory tariffs on imports of U.S. vehicles and certain automotive components. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these tariffs and other regulatory actions could materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers, and reduced sales.

Tax matters, including changes in the corporate tax rates, disagreement with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income and other taxes in the U.S. and internationally. We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to our taxes. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our result of operations and financial position.

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

As of December 31, 2021, we had approximately $68 million in net deferred tax assets, inclusive of a $16 million valuation allowance. These deferred tax assets include net operating loss carryovers and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our financial statements.

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

Our business may be negatively impacted by regulatory and customer-imposed requirements to address climate change and other sustainability issues.

As evidenced by shifting industry and consumer behaviors, including the development and use of electric vehicles, the automotive industry and consumers have a heightened focus on climate change and the environmental impact of product manufacturing and end use. This increased focus on sustainability and the environmental impact of the automotive industry and manufacturing processes has caused our customers to impose additional requirements on us and our suppliers, which often exceed regulatory standards. These customer requirements include increased tracking and reporting of greenhouse gas emissions and other environmental metrics, reduced waste and wastewater from operations, increased use of sustainable materials in our products, and the use of renewable energy sources in our factory operations. We expect to incur increased operating costs and capital expenditures to procure renewable energy and additional equipment or make operational and process changes to comply with customer requirements. To the extent we are unable to meet or exceed customer sustainability requirements, demand for our products and our revenues would be adversely impacted. We also expect that the increased focus on sustainability and climate change will result in new legislation or regulations at the federal, state or local level. Such legislative developments could adversely impact our business by increasing costs and could require us to make changes to our operations and result in substantial additional capital expenditures and operating costs. These additional costs, changes in operations, or loss of revenues could have a material adverse effect on our business, financial condition, and results of operations.

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

Financial Risks

Our existing indebtedness and the inability to access capital markets could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.

As of December 31, 2021, our total consolidated indebtedness was $38.8 million, with $440.0 million available for additional borrowings under the Credit Agreement subject to specified conditions that Gentherm currently satisfies. We may also incur additional indebtedness in the future. If our outstanding borrowings increase, including under existing availability or if we incur additional indebtedness, the amount of our outstanding debt could have important, adverse consequences to us and our investors, including:

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

The publication of the one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities ceased immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023. Our current outstanding variable rate indebtedness uses LIBOR as a benchmark for establishing the interest rate, and as of December 31, 2021, we had $35 million of variable rate debt tied to USD LIBOR under our First Lien Credit Agreement with maximum maturities extending past June 30, 2023. Under the terms of our Credit Agreement, the cessation of LIBOR or the announcement by the administrator of LIBOR or a governmental authority with jurisdiction over the Administrative Agent requires us to renegotiate or amend this agreement to select a replacement benchmark, which may adversely affect interest rates and result in higher borrowing costs. At this time, it is not possible to predict how markets will respond to Secured Overnight Financing Rate, or SOFR, the preferred alternative rate for LIBOR, or other alternative reference rates. We cannot predict the effect of the potential changes to or elimination of LIBOR, the use of SOFR or other alternative rates or benchmarks and the corresponding effects on our cost of capital. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to or elimination of LIBOR or the establishment and use of alternative rates or benchmarks and the corresponding effects on our cost of capital, but it may result in interest rates and/or payments that result in higher borrowing costs over time as compared to our borrowing costs if the USD LIBOR continued to be available.

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

The price of our Common Stock on the Nasdaq Global Select Market has experienced substantial price volatility and may continue to do so in the future. Additionally, the Company, the automotive industry and the stock market as a whole have experienced significant stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance.  Price volatility over a given period may cause the average price at which the Company repurchases its stock to exceed the stock’s price at a given point in time. If the Company fails to meet expectations related to future growth, profitability, share repurchases or other market expectations, its stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

On December 11, 2020, the Board of Directors authorized a new stock repurchase program, pursuant to which the Company is authorized to repurchase up to $150 million of common stock over a three-year period.  Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations.  Any Company stock repurchases under the program may result in stock price and volume fluctuations.  During the year ended December 31, 2021, the Company repurchased approximately $20 million of shares under the 2020 Stock Repurchase Program with an average price paid per share of $83.44. The 2020 Stock Repurchase Program has $130 million of repurchase authorization remaining as of December 31, 2021.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2021, we operate in over 23 locations across 12 countries, which are primarily for manufacturing, assembly, distribution, warehousing, engineering and testing. The majority of our Automotive facilities located outside of the U.S. are principally used in manufacturing and distribution and are located in China, Hungary, Mexico, North Macedonia, South Korea, Ukraine and Vietnam. Our global headquarters is located in Northville, Michigan, our European headquarters is located in Odelzhausen, Germany and our Asia-Pacific headquarters is located in Shanghai, China. Our Medical business is principally comprised of our headquarters and manufacturing site located in Cincinnati, Ohio and our manufacturing site in Germany. We also have sales offices, warehouses and engineering centers, strategically located throughout the world. Nearly all of our manufacturing and distribution sites in Mexico and Asia are leased, while most of our European sites are owned.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, however there is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2021.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the Nasdaq Global Select Market under the symbol “THRM.”

Holders

As of February 14, 2022, our Common Stock was held by 41 shareholders of record. A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other nominees.

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

Stock Repurchase Program

In December 2020, the Board of Directors authorized a new stock repurchase program (the “2020 Stock Repurchase Program”). pursuant to which the Company is authorized to repurchase up to $150 million of its issued and outstanding common stock over a three-year period, expiring December 15, 2023.

Repurchases under the 2020 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions (including Rule 10b5-1 trading plans), and may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The 2020 Stock Repurchase Program may be modified, extended or terminated at any time without prior notice.

Issuer Purchases of Equity Securities During Fourth Quarter 2021

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the 2020 Stock Repurchase Program
October 1, 2021 to October 31, 2021	—	$—	—	150,000,000
November 1, 2021 to November 30, 2021	186,809	$83.54	186,809	134,394,481
December 1, 2021 to December 31, 2021	52,889	$83.09	239,698	130,000,105

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this Annual Report. Further, you should read the following discussion and analysis of our financial condition and results of operations together with the “Risk Factors” included elsewhere in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Forward-Looking Statements” in Part I of this Annual Report.

Overview

Gentherm Incorporated is a global developer, manufacturer and marketer of innovative thermal management technologies for a broad range of heating and cooling and temperature control applications in the automotive and medical industries. Within the automotive industry, our products provide solutions for passenger climate comfort and convenience, battery thermal management and cell connecting systems. Within the medical industry our products provide patient temperature management solutions. Our automotive products can be found on vehicles manufactured by nearly all the major OEMs operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. The Company is also developing a number of new technologies and products that are expected to enable improvements to existing products and to create new product applications for existing and new markets.

Our sales are driven by the number of vehicles produced by the OEMs, which is ultimately dependent on consumer demand for automotive vehicles, our product content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers.  Historically, new vehicle demand and product content (i.e. vehicle features) have been driven by macro-economic and other factors, such as interest rates, automotive manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives. Vehicle content has also been driven by trends in consumer preferences, such as preferences for smart devices and features, personalized user experience, and comfort, health and wellness. Economic volatility or weakness, as well as geopolitical factors, in North America, Europe or Asia, have had and could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition.  In 2020 and 2021, and continuing into 2022, the automotive industry has experienced fluctuating demand and production disruptions related to supply chain challenges, facility closures, labor shortages, work stoppages and inflationary pressures, as a result of the COVID-19 pandemic and associated macroeconomic conditions, as described below. We believe our diversified OEM customer base and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns, including the ongoing impact of the COVID-19 pandemic and associated economic conditions, and benefit from industry upturns in the ordinary course.  However, shifts in the mix of global automotive production to higher cost regions or to vehicles with less of our product content as well as continuing production challenges and inflationary pressures could adversely impact our profitability.  In addition, we may be adversely impacted by volatility, weakness or accelerated growth in markets for hybrid or electric vehicles specifically. We believe our products offer certain advantages for hybrid and electric vehicles, including improved energy efficiency, and position us well to withstand changes in the volume mix between vehicles driven by internal combustion engines and hybrid and other electric vehicles. We also believe that products we are developing, such as ClimateSense®, position us well to address trends in consumer preferences such as personalized user experience, comfort, health and wellness.

Recent Trends

General Economic Condition

The COVID-19 pandemic that began around December 2019 introduced significant volatility to the global economy, disrupted supply chains and had a widespread adverse effect on the global automotive industry in the first half of 2020, with various direct and indirect adverse impacts continuing throughout 2021 and into 2022.

Beginning in February 2020 and continuing into June 2020, substantially all of the Company’s major OEM and Tier 1 customers temporarily ceased or significantly reduced production as a result of restrictions that were requested or mandated by governmental authorities. As a result, substantially all of our manufacturing facilities either temporarily suspended production or experienced significant reductions in volumes during this period. By the end of the second quarter of 2020, the Company had reopened all of its manufacturing facilities, in line with industry demand, and in accordance with local government requirements.

Although global automotive industry production has improved relative to the first half of 2020, production remains below recent historic levels.

The lingering impacts of COVID-19 into 2021 have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. These broad-based inflationary impacts have negatively impacted the Company’s financial condition, results of operations and cash flows throughout 2021. We expect these inflationary impacts to continue for the foreseeable future.

Supply shortages of semiconductor chips and other components have resulted in decreases in global automotive vehicle production and significant volatility in customer vehicle production schedules. The Company's semiconductor suppliers, along with most automotive component supply companies that use semiconductors, including Gentherm, have been unable to fully meet the vehicle production demands of the OEMs due to events which are outside the Company's control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires at suppliers’ facilities, significant weather events impacting semiconductor supplier facilities in the southern United States, and other extraordinary events. The Company was able to mitigate the impacts of supply chain disruptions in order to satisfy customer orders during the first three quarters of 2021, however, during the fourth quarter of 2021 and continuing into 2022 we have experienced and may continue to experience direct impacts of ongoing shortages of semiconductors. Our ability to meet customer orders without significant delay and/or expense for 2022 and beyond remains subject to significant uncertainty.

In response to the global supply chain instability and inflationary cost increases the Company has taken several actions to minimize any potential and actual adverse impacts by working closely with its suppliers and customers to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise. We expect global supply chain instability will continue to have an adverse impact on our business and financial performance for the foreseeable future, and such adverse impact may be material. The consequences of the pandemic, global supply chain instability and inflationary cost increases and their adverse impact to the global economy continue to evolve. Accordingly, the significance of the future adverse impact on our business and financial statements remains subject to significant uncertainty as of the date of this filing.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm IHS Markit (February 2022 release), global light vehicle production in 2021 in the Company’s key markets of North America, Europe, China, Japan and Korea, as compared to 2020, are shown below (in millions of units):

	2021	2020	% Change
North America	13.0	13.0	0.0%
Europe	15.9	16.6	(4.2)%
Greater China	24.8	23.6	5.1%
Japan / South Korea	10.9	11.2	(2.7)%
Total light vehicle production volume in key markets	64.6	64.4	0.3%

The IHS Markit (February 2022 release) forecasted light vehicle production volume in the Company’s key markets for full year 2022 to increase to 70.8 million units, an 9.6% increase from full year 2021 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts may be significantly different from period to period due to changes in macroeconomic conditions or matters specific to the automotive industry, such as the fluctuations that occurred since 2020 and remain ongoing due to the COVID-19 pandemic.  Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of IHS Markit or other third-party sources.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During 2021, we secured an estimated $1,613 million of automotive new business awards, which is at the high end of the range of new business awards in recent years. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that new business awards are an indicator of future revenue. New business awards are not projections of revenue or future business as of December 31, 2021, the date of this Annual Report or any other date. Customer projections regularly change over time and we do not update our calculation of any new business award after the date initially communicated. Automotive new business awards in 2021 also do not reflect, in particular, the impact of the COVID-19 pandemic and related macroeconomic challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties as described in Item 1 under “Forward-Looking Statements” of this Annual Report.

Restructuring

Manufacturing Footprint Rationalization

In September 2019, the Company committed to a restructuring plan (“Plan”) to improve the Company’s manufacturing productivity and rationalize its footprint. Under this Plan, the Company is relocating and consolidating certain automotive electronics manufacturing plants in North America and China.

During 2021, the Company completed the closures and relocation of its automotive electronics manufacturing operations from Burlington, Canada to Celaya, Mexico and from Longgang, Shenzhen, China to Bantian, Shenzhen, China. As of December 31, 2021, the electronics manufacturing in Acuña, Mexico continues to transition to Celaya, Mexico.

During the year ended December 31, 2021, the Company recognized restructuring expense of $1.3 million for employee separation costs and $1.7 million for other costs, primarily related to equipment move and set up costs. During the year ended December 31, 2020, the Company recognized restructuring expense of $(0.8) million primarily related to a reduction in the estimates of previously recognized employee separation costs and $1.0 million for other costs, primarily related to accelerated depreciation and equipment move and set up costs. During the year ended December 31, 2019, the Company recognized restructuring expense of $4.9 million for employee separation costs, and $2.1 million of other costs, primarily related to accelerated depreciation and fixed asset impairment.

The Company has recorded approximately $10.1 million of restructuring expenses since the inception of this program and as of December 31, 2021, $0.9 remains accrued. Actions under the Plan are expected to be substantially completed by the first half of 2022 and future expenses are expected to be less than $1 million.

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $0.9 million, $5.4 million and $3.2 million of employee separation costs, respectively, and $0.0 million, $0.2 million and $2.8 million of other related costs, respectively. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to best cost locations and the reduction of global overhead costs.

See Note 5, “Restructuring,” to the consolidated financial statements included in this Annual Report for information about our restructuring activities.

Divestitures

Divestiture of GPT

On October 1, 2019, the Company completed the sale of its remote power generation systems business, Gentherm Global Power Technologies (“GPT”) for a nominal amount and recognized a $5.9 million loss on sale for the year ended December 31, 2019, which is classified as Net loss on divestitures within the consolidated statements of income. During 2019, the Company also recognized impairment losses of $21.2 million for its GPT assets held for sale. These impairment charges are classified as Impairment loss within the consolidated statements of income.

Divestiture of CSZ-IC

On February 1, 2019, the Company completed the sale of its environmental test equipment business, Cincinnati Sub Zero industrial chamber business (“CSZ-IC”) and former Cincinnati Sub-Zero headquarters facility for total cash proceeds of $47.5 million. The Company recognized a $4.3 million pre-tax gain on the sale of CSZ-IC for the year ended December 31, 2019 which is classified as Net loss on divestitures within the consolidated statements of income.

Acquisitions

Acquisition of Beckmann & Egle Industrieelektronik GmbH

On July 1, 2021, the Company acquired the medical business unit of Beckmann & Egle Industrieelektronik GmbH (“B&E”), a developer and manufacturer of electronic control units, for a purchase price of $2.8 million. The acquisition was accounted for as a business combination with the purchase price assigned to inventory, property and equipment and other intangible assets based on their estimated fair values as of the acquisition date. The pro-forma effect of the B&E acquisition does not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements are presented. The results of operations of B&E are reported within the Company’s Medical segment from the date of acquisition.

Acquisition of Stihler Electronic GmbH

On April 1, 2019, the Company acquired Stihler Electronic GmbH (“Stihler”), a leading developer and manufacturer of patient and blood temperature management systems, for a purchase price of $15.5 million, net of cash acquired and including $0.7 million of contingent consideration that was paid upon achievement of a milestone during the year ended December 31, 2020. The results of operations of Stihler are reported within the Company’s Medical segment from the date of acquisition.

Investments in non-consolidated affiliates

During 2021, the Company’s Automotive segment invested $5.2 million for an ownership interest in Carrar Ltd. (“Carrar”), an Israel-based technology developer of advanced thermal management systems for the electric mobility market. The Company determined that Carrar is a VIE; however, the Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of the investment. Therefore, the Company has concluded that it is not the primary beneficiary. Gentherm’s investment in Carrar is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, and is recorded in Other non-current assets.

During 2021, the Company’s Automotive segment invested $2.4 million for an ownership interest in Forciot Oy (“Forciot”), a Finland-based technology developer of sensors for touch, motion and force measurement. Gentherm’s investment in Forciot is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, and is recorded in Other non-current assets.

In December 2021, the Company committed to make a $5 million investment in Autotech Fund III, L.P., pursuant to a limited partnership agreement. As a limited partner, the Company will periodically make capital contributions toward this total commitment amount over the expected ten-year life of the fund. The Company has not made any contributions to the Autotech Fund III, LP as of December 31, 2021. This fund focuses broadly on the automotive industry and compliments the Company’s innovation strategy.

Reportable Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Medical.  The financial information used by our chief operating decision maker to assess operating performance and allocate resources is based on these reportable segments.

The Automotive reporting segment is comprised of the results from our global automotive businesses, including the design, development, manufacturing and sales of automotive climate comfort systems, automotive cable systems, battery performance solutions, and automotive electronic and software systems.

The Medical reporting segment is comprised of the results from the patient temperature management business in the medical industry.

See Note 19, “Segment Reporting,” to the consolidated financial statements included in this Annual Report for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income.

Results of Operations Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

This section discusses our consolidated results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a detailed discussion of our consolidated results of operations for the years ended December 31, 2020 compared to the year ended December 31, 2019, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Results of Operations Year Ended December 31, 2020 Compared to Year Ended December 31, 2019” in our annual report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021.

The results of operations for the years ended December 31, 2021 and 2020, in thousands, were as follows:

	Year Ended December 31,
	2021	2020	Favorable / (Unfavorable)
Product revenues	$1,046,150	$913,098	$133,052
Cost of sales	742,519	644,994	(97,525)
Gross margin	303,631	268,104	35,527
Operating expenses:
Research and development expenses	91,807	81,968	(9,839)
Reimbursed research and development expenses	(16,593)	(13,928)	2,665
Net research and development expenses	75,214	68,040	(7,174)
Selling, general and administrative expenses	109,554	105,044	(4,510)
Restructuring expenses	3,857	5,803	1,946
Total operating expenses	188,625	178,887	(9,738)
Operating income	115,006	89,217	25,789
Interest expense, net	(2,758)	(4,559)	1,801
Foreign currency gain (loss)	1,487	(5,439)	6,926
Other income	117	2,337	(2,220)
Earnings before income tax	113,852	81,556	32,296
Income tax expense	20,418	21,866	1,448
Net income	$93,434	$59,690	$33,744

Product revenues by product category, in thousands, for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31
	2021	2020	% Change
Climate Control Seat	$393,816	$342,550	15.0%
Seat Heaters	270,054	249,665	8.2%
Steering Wheel Heaters	102,496	76,272	34.4%
Automotive Cables	84,114	73,997	13.7%
Battery Performance Solutions	69,594	50,901	36.7%
Electronics	51,648	53,238	(3.0)%
Other Automotive	32,911	23,375	40.8%
Subtotal Automotive segment	1,004,633	869,998	15.5%
Medical Segment	41,517	43,100	(3.7)%
Total Company	$1,046,150	$913,098	14.6%

`

Product Revenues

Below is a summary of our Product revenues, in thousands, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,			Variance Due To:
	2021	2020	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing/Other	Total
Product revenues	$1,046,150	$913,098	$133,052	$127,044	$21,846	$(15,838)	$133,052

Product revenues for the year ended December 31, 2021 increased 14.6% as compared to the year ended December 31, 2020. Revenue increased in all product categories except Electronics. The increase in product revenues is due to favorable volumes in our Automotive segment and favorable foreign currency impacts, primarily related to the Euro, Chinese Renminbi and Korean Won. The decrease in product revenues included in Variance Due To Pricing/Other above is primarily attributable to decreases in automotive customer pricing and product revenue in our Medical segment.

Cost of Sales

Below is a summary of our Cost of sales and Gross margin, in thousands, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,			Variance Due To:
	2021	2020	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$742,519	$644,994	$(97,525)	$(76,750)	$3,877	$(14,294)	$(10,358)	$(97,525)
Gross margin	303,631	268,104	35,527	$50,294	$3,877	$7,552	$(26,196)	$35,527
Gross margin - Percentage of product revenues	29.0%	29.4%

Cost of sales for the year ended December 31, 2021 increased by 15.1% as compared to the year ended December 31, 2020. The increase in cost of sales is primarily related to increased volumes in our Automotive segment and unfavorable foreign currency impacts primarily attributable to the Euro and Chinese Renminbi.  The offsetting Variance Due To Operational Performance is primarily attributable to an increase in manufacturing productivity, partially offset by higher material and freight costs. The increase in cost of sales is also due to the following items included in Variance Due To Other above:

▪	$3.7 million increase due to higher factory costs
▪	$3.5 million increase due to wage inflation
▪	$1.2 million increase due to the absence of COVID-19 government subsidy programs
▪	$1.1 million increase due to pre-production costs
▪	$0.9 million increase due to exercises and mark-to-market adjustments in cash settled stock appreciation rights
▪	$0.8 million increase due to higher incentive compensation expense
▪	$0.9 million decrease due to lower volumes in Medical segment

Net Research and Development Expenses

Below is a summary of our Net research and development expenses, in thousands, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Favorable / (Unfavorable)
Research and development expenses	$91,807	$81,968	$(9,839)
Reimbursed research and development expenses	(16,593)	(13,928)	2,665
Net research and development expenses	$75,214	$68,040	$(7,174)
Percentage of product revenues	7.2%	7.5%

Net research and development expenses for the year ended December 31, 2021 increased 10.5% as compared to the year ended December 31, 2020. The increase in net research and development expenses is primarily related to increased project-related spending, including increased investments in ClimateSense and battery performance solutions and higher incentive compensation expense, partially offset by higher reimbursements for costs to design, develop and purchase tooling pursuant to customer contracts.

Selling, General and Administrative Expenses

Below is a summary of our Selling, general and administrative expenses, in thousands, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Favorable / (Unfavorable)
Selling, general and administrative expenses	$109,554	$105,044	$(4,510)
Percentage of product revenues	10.5%	11.5%

Selling, general and administrative expenses for the year ended December 31, 2021 increased 4.3% as compared to the year ended December 31, 2020. The increase in selling, general and administrative expenses is primarily related to higher incentive compensation expense, as well as the absence of COVID-19 cost reduction initiatives that were taken by the Company in the second quarter of 2020 to manage its liquidity position in light of the significant economic uncertainty and the financial impact of the COVID-19 pandemic, partially offset by higher stock compensation expense in 2020 due to the exercises and mark-to-market adjustments of cash settled stock appreciation rights.

Restructuring Expenses

Below is a summary of our Restructuring expenses, in thousands, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Favorable / (Unfavorable)
Restructuring expenses	$3,857	$5,803	$1,946

Restructuring expenses primarily relate to the Manufacturing Footprint Rationalization restructuring program and other discrete restructuring activities focused on optimizing our manufacturing and engineering footprint and the reduction of global overhead expenses. During the year ended December 31, 2021, the Company recognized expenses of $2.2 million for employee separation costs charges and $1.7 million of other costs, primarily related to equipment move and set up costs. During the year ended December 31, 2020, the Company recognized expenses of $4.6 million for employee separation costs and $1.2 million of other related costs.

See Note 5, "Restructuring," in notes to the consolidated financial statements included in this Annual Report for additional information.

Interest Expense

Below is a summary of our Interest expense, in thousands, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Favorable / (Unfavorable)
Interest expense, net	$(2,758)	$(4,559)	$1,801

The decrease in interest expense during the year ended December 31, 2021 compared to 2020 reflects the $169.5 million increased borrowings under the Credit Facility in the first quarter of 2020, primarily to provide additional liquidity and financial flexibility in response to the initial impacts from the onset of the COVID-19 pandemic. A portion of these increased borrowings were repaid by the end of December 31, 2020, and the remainder was repaid in the first quarter of 2021. No amounts were drawn on the

Credit Facility during the year ended December 31, 2021.  Amounts outstanding on the Revolving Credit Facility as of the year ended December 31, 2021 and 2020 were $35.0 million and $186.2 million, respectively.

See Note 9, "Debt," to the consolidated financial statements included in this Annual Report for additional information.

Foreign Currency Gain (Loss)

Below is a summary of our Foreign currency gain (loss), in thousands, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Favorable / (Unfavorable)
Foreign currency gain (loss)	$1,487	$(5,439)	$6,926

Foreign currency gain for the year ended December 31, 2021, included net realized foreign currency loss of $1.6 million and unrealized net foreign currency gain of $3.1 million.

Foreign currency loss for the year ended December 31, 2020, included net realized foreign currency gain of $2.2 million and unrealized net foreign currency loss of $7.6 million.

Other Income

Below is a summary of our Other income, in thousands, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Favorable / (Unfavorable)
Other income	$117	$2,337	$(2,220)

The decrease in other income is primarily due to the 2020 non-recurring gain on sale of certain patents from a non-core business.  See Note 7, “Goodwill and Other Intangibles,” to the consolidated financial statements included in this Annual Report for additional information.

Income Tax Expense

Below is a summary of our Income tax expense, in thousands, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Favorable / (Unfavorable)
Income tax expense	$20,418	$21,866	$1,448

Income tax expense was $20.4 million for the year ended December 31, 2021, on earnings before income tax of $113.9 million, representing an effective tax rate of 17.9%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to certain favorable tax effects on equity vesting, intercompany transactions during the year and the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, offset by the unfavorable impact of the global intangible low-tax income (“GILTI”), withholding taxes, other non-deductible expenses and uncertain tax positions.

Income tax expense was $21.9 million for the year ended December 31, 2020, on earnings before income tax of $81.6 million, representing an effective tax rate of 26.8%. The tax amount included the effect of the settlement and closure of multi-year international tax audits of $3.4 million. Adjusted for the audit impacts, the effective tax rate was 22.6%.  The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the international provisions of the U.S. tax reform, such as GILTI.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings available under our Credit Agreement. Our cash requirements consist principally of working capital, capital expenditures, research and development, operating lease payments, income tax payments and general corporate purposes. We generally reinvest available cash flows from operations into our business, while opportunistically utilizing our authorized stock repurchase program. Further, we continuously evaluate acquisition and investment opportunities that will enhance our business strategies.

As of December 31, 2021, the Company had $190.6 million of cash and cash equivalents, $440 million of availability under our Credit Agreement and $26.5 million of availability under our North America receivables factoring arrangement. We also continue to maintain access to the capital markets and may issue debt or equity securities, which may provide an additional source of liquidity.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of December 31, 2021, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $161.5 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents and borrowings available under our Credit Agreement and the North America receivables factoring arrangement will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The table below summarizes our cash activity for each of the last two fiscal years (in thousands):

	Year Ended December 31,
	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$268,345	$52,948
Net cash provided by operating activities	143,076	110,695
Net cash used in investing activities	(48,830)	(18,220)
Net cash (used in) provided by financing activities	(169,141)	115,480
Foreign currency effect on cash and cash equivalents	(2,844)	7,442
Cash, cash equivalents and restricted cash at end of period	$190,606	$268,345

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $143.1 million and $110.7 million for the years ended December 31, 2021 and 2020, respectively. Cash flow provided by operating activities for the year ended December 31, 2021 consisted primarily of net income of $93.4 million, increased by $54.3 million for non-cash charges for depreciation, amortization, non-cash stock based compensation, and loss on disposition of property and equipment, partially offset by non-cash charges of $0.5 million for deferred income taxes and other, and $4.2 million related to changes in assets and liabilities. Cash flows provided by operating activities for the year ended December 31, 2020 consisted primarily of net income of $59.7 million, increased by $51.5 million for non-cash charges for depreciation, amortization, non-cash stock based compensation, deferred income taxes and loss on disposition of property and equipment, and $2.3 million related to changes in operating assets and liabilities, partially offset by $2.7 million net gain on sale of property and equipment and other.

Cash Flows From Investing Activities

Net cash used in investing activities totaled $48.8 million and $18.2 million for the years ended December 31, 2021 and 2020, respectively. The increase in usage is primarily attributable to increased capital expenditures of $21.2 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. Additionally, during the year ended December 31, 2021, usage included $10.4 million paid for business acquisitions and technology investments. During the year ended December 31, 2020, usage included $3.1 million paid for acquisition of intangible assets, partially offset by $2.1 million proceeds for the sale of patents, property and equipment.

Cash Flows From Financing Activities

Net cash used in financing activities totaled $169.1 million for the year ended December 31, 2021 and net cash provided by financing activities totaled $115.5 million for the year ended December 31, 2020. Cash flows used in financing activities for the year ended December 31, 2021 primarily included $153.2 million of debt repayments, $20.0 million paid to repurchase common stock and $4.1 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year, partially offset by $8.3 million of proceeds from the exercise of common stock options. Cash flows provided by financing activities for the year ended December 31, 2020 primarily included proceeds of $201.1 million received from the increased borrowings under our Credit Agreement, $16.6 million of proceeds from the exercise of common stock options, partially offset by $91.4 million of debt repayments, $9.1 million paid to repurchase common stock and $1.1 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year.

Debt

The following table summarizes the Company’s debt at December 31, 2021 and 2020 (dollars in thousands).

	December 31,
	2021		2020
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Amended Credit Agreement:
U.S. Revolving Note (U.S. Dollar denominations)	1.35%	$35,000	1.65%	$171,500
U.S. Revolving Note (Euro denominations)	—	—	1.50%	14,684
DEG Vietnam Loan	5.21%	3,750	5.21%	6,250
Total debt		38,750		192,434
Current maturities		(2,500)		(2,500)
Long-term debt, less current maturities		$36,250		$189,934

Credit Agreement

Gentherm, together with certain of its subsidiaries, maintain a revolving credit note (“U.S. Revolving Note”) under its Amended and Restated Credit Agreement (the “Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent. The Credit Agreement has a maximum borrowing capacity of $475 million and matures on June 27, 2024. The Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets, merge with other companies or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio (based on consolidated EBITDA for the applicable trailing 12-month period as defined in the  Credit Agreement) as of the end of any fiscal quarter.

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

See Note 9, “Debt,” to the consolidated financial statements included in this Annual Report for additional information.

Other Sources of Liquidity

In June, 2021, we entered into a receivable factoring agreement with HSBC Bank USA, National Association. Under the receivable factoring agreement, we can sell receivables for certain of our North America account debtors up to $41.3 million, on a revolving basis, subject to outstanding balances and concentration limits. As of December 31, 2021, there were no outstanding receivables transferred under the receivable factoring agreement and our availability under the receivables factoring agreement was $26.5 million.

Material Cash Requirements

The following table summarizes current and long-term material cash requirements as of December 31, 2021, which we expect to fund primarily with operating cash flows.

	Payments Due by Period
Material Cash Requirements (in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations (1)	$38,750	$2,500	$36,250	$—	$—
Operating lease obligations (2)	29,671	6,541	8,864	6,728	7,538
Purchase obligations (3)	24,457	19,832	4,625	—	—
Capital commitments (4)	5,388	5,388	—	—	—
Other	250	50	100	100	—
Total	$98,516	$34,311	$49,839	$6,828	$7,538

(1)	Long-term debt obligations do not include an amount payable for interest. See Note 9, “Debt,” to the consolidated financial statements included in this Annual Report for additional information.
(2)	See Note 8, “Leases,” to the consolidated financial statements included in this Annual Report for additional information.
(3)

Purchase obligations are comprised of commitments to secure the supply of certain semiconductor chips. We have entered into agreements with various suppliers to reserve the rights to certain semiconductor chips over the next 12 to 24 months, with volume commitments determined based on our anticipated production requirements. Such agreements provide the Company with priority access to semiconductor chips as they become available, however, these agreements do not guarantee that our suppliers will meet the timing and quantities requested by Gentherm. We have not included amounts for other material and component purchase obligations related to standard recurring purchases of materials for use in our manufacturing operations as these amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature.

(4)	Capital commitments is comprised of commitments for capital expenditures. Such commitments are typically less than one year.

Other Commitments

In December 2021, the Company committed to make a $5 million investment in Autotech Fund III, L.P., pursuant to a limited partnership agreement. As a limited partner, the Company will periodically make capital contributions toward this total commitment amount over the expected ten year life of the fund. The Company has not made any contributions to the Autotech Fund III, LP as of December 31, 2021. Timing of the capital contributions is unknown and therefore amounts have been excluded from the Material Cash Requirements table above.

Capital Expenditures

We anticipate capital expenditures in fiscal year 2022 of approximately $50 million to $60 million. We will continue support organic growth through capacity expansion in our facilities and make capital improvements as necessary. We believe cash on hand, cash generated from operations, and the borrowing capacity available under our Credit Agreement will be sufficient to support our capital expenditures.

Stock Repurchase Program

On December 11, 2020, the Board of Directors authorized the 2020 Stock Repurchase Program, pursuant to which the Company is authorized to repurchase up to $150 million of its issued and outstanding common stock over a three-year period, expiring December 15, 2023. During the year ended December 31, 2021, the Company repurchased approximately $20 million of shares under the 2020 Stock Repurchase Program with an average price paid per share of $83.44.  The 2020 Stock Repurchase Program has $130 million of repurchase authorization remaining as of December 31, 2021.

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

For further information related to our stock repurchase program, see Note 15, "Equity" in notes to the consolidated financial statements included in this Annual Report.

Effects of Inflation

The automotive component supply industry has historically been subject to inflationary pressures with respect to materials and labor. In 2021 and continuing in 2022, macroeconomic effects of the COVID-19 pandemic have resulted in inflationary cost increases in certain materials, labor and transportation. These inflationary cost increases are expected to continue into the foreseeable future as demand remains elevated and supply remains constrained. Although the Company has developed and implemented strategies to mitigate the impact of higher material component costs and transportation costs, these strategies, together with commercial negotiations with Gentherm's customers and suppliers may not fully offset our future cost increases. Such inflationary cost increase may increase the cash required to fund our operations by a material amount.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these consolidated financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. These estimates and assumptions are subject to an inherent degree of uncertainty. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material to our financial statements.

We have identified the following estimates as our most critical accounting estimates, which are those that are most important to aid in fully understanding and evaluating the Company’s financial condition and results of operations, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies are disclosed in Note 2, Summary of Significant Accounting Policies, of the notes to the consolidated financial statements.

Impairments of Goodwill

Critical estimates: Goodwill is tested for impairment at least annually as of December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In conducting our annual impairment assessment testing, we first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.

The Company utilizes an income approach to estimate the fair value of a reporting unit and a market valuation approach to further support this analysis. The income approach is based on projected debt-free cash flow that is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based on the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in our industry. Fair value is estimated using internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt (“cost of capital”) derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates and terminal value margin rates. To further support the fair value estimate determined by the income approach, the Company utilizes a market valuation approach to estimate the fair value of a reporting unit. The market approach considers historical and/or anticipated financial metrics of a reporting unit and applies valuation multiples based on recent observed transactions involving companies similar enough to the reporting units from which to draw meaningful conclusions.

Judgments and uncertainties: These fair value calculations contain uncertainties as they require management to make assumptions about future cash flows and appropriate discount rates to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. Our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities.

Also, the market valuation approach is highly subjective as it requires the selection of comparable companies and valuation multiples.

Impact if actual results differ from assumptions: As of December 31, 2021, our goodwill balance included $37.3 million related to our Automotive segment and $28.7 million related to our Medical segment. These balances could be fully or partially impaired if management does not achieve the expected cash flows assumed in the fair value estimates or if assumptions and cash flow estimates change in future periods.

Income Taxes

Critical estimates: The Company is subject to income taxes in the United States and numerous international jurisdictions. In calculating our effective income tax rate, we make judgments regarding certain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions. When determining whether we will be able to realize deferred tax assets, judgment is used to evaluate the positive and negative evidence, including forecasting taxable income using historical and future operating results. The provision for income taxes includes current income taxes as well as deferred income taxes. Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax base of assets and liabilities at the applicable enacted tax rates.

Judgments and uncertainties: We have various tax filing positions with regard to the timing and amount of deductions and credits and the allocation of income among various tax jurisdictions, based on our interpretation of local tax laws, supported by external advisor review for material positions.

Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized when management considers it more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is based on the evaluation of positive and negative evidence, which includes historical profitability, future market growth, future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company assesses deferred taxes and the adequacy or need for a valuation allowance on a quarterly basis.

The Company is subject to ongoing tax examinations and assessments in various jurisdictions. At any time, multiple tax years are subject to audit by the various tax authorities and a number of years may elapse before a particular matter, for which a liability has been established, is audited and fully resolved or clarified. In evaluating the exposures associated with various tax filing positions, the Company may record liabilities for such exposures. The Company generally adjusts its liabilities for unrecognized tax benefits and related indemnification obligations through earnings in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available. Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and may materially increase or decrease the effective tax rate, as well as impact the Company’s operating results.

Impact if actual results differ from assumptions: Some or all of management’s judgments are subject to review by the taxing authorities. If one or more of the taxing authorities were to successfully challenge our right to realize some or all of the tax benefit we have recorded, and we were unable to realize this benefit, it could have a material adverse effect on our financial results and cash flows. Further, if the Company is unable to generate sufficient future taxable income, there is a material change in the actual effective tax rates, a change to the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then the Company could be required to increase the valuation allowance against deferred tax assets, resulting in an increase in income tax expense and the effective tax rate.

For the year ended December 31, 2021, each change of the effective tax rate by one percentage point would impact income tax expense by $1.1 million.

Recent Accounting Pronouncements

For a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations, as well as significant accounting standards that have been adopted during the year ended December 31, 2021, see Note 3, “New Accounting Pronouncements,” to the consolidated financial statements included in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations and foreign currency contracts. We have in the past, and may in the future, place our investments in bank certificates of deposits, debt instruments of the U. S. government, and in high-quality corporate issuers.

We are exposed to market risk from changes in foreign currency exchange rates, short-term interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to our debt obligations under our Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, North Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won and Vietnamese Dong.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which the Company hedges its exposure to foreign currency exchange risks and price fluctuations in material commodities is fifteen months. We had foreign currency derivative contracts with a notional value of $14.0 million and $13.3 million outstanding at December 31, 2021 and 2020 and copper commodity swap contracts with a notional value of $0.3 million and $0 million outstanding as of December 31, 2021 and 2020, respectively. The potential loss in fair value for foreign currency derivative contracts from a hypothetical 10% adverse change in quoted currency exchange rates would be approximately $1.3 million and $1.3 million as of December 31, 2021 and 2020, respectively. The potential gain in fair value from a hypothetical 10% change in quoted currency exchange rates would be approximately $1.6 million and $1.6 million as of December 31, 2021 and 2020, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

The potential loss in fair value for copper commodity swap contracts from a hypothetical 10% adverse change in quoted copper commodity prices would be $0.1 million and $0 million as of December 31, 2021 and 2020, respectively. The potential gain in fair value from a hypothetical 10% positive change in quoted copper commodity prices would be $0.1 million and $0 million as of December 31, 2021 and 2020, respectively.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to Accumulated other comprehensive loss in the consolidated balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of foreign currency and copper commodity hedging instruments, if any, to cost of sales in the consolidated statements of income. Though we continuously monitor the hedging program, derivative positions and hedging strategies, foreign currency forward exchange agreements have not always been designated as hedging instruments for accounting purposes.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

 Interest Rate Sensitivity

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in the currency indicated in parentheses.

	Expected Maturity Date
	2022	2023	2024	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate ($USD)	$—	$—	$35,000	$35,000	$35,000
Variable interest rate as of December 31, 2021			1.35%	1.35%
Fixed rate ($USD)	$2,500	$1,250	$—	$3,750	$3,778
Fixed interest rate	5.21%	5.21%		5.21%

Based on the amounts outstanding as of December 31, 2021, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $0.4 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2022	Total	Fair Value
USD Functional Currency
Forward Exchange Agreements:
(Receive $MXN / Pay $USD)
Total contract amount	$13,974	$13,974	$294
Average contract rate	21.47	21.47

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this Annual Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The attestation report of the Company’s independent registered public accounting firm, regarding the effectiveness of the Company’s internal control over financial reporting, is set forth in Item 15, "Exhibits and Financial Statement Schedules," included under the caption "Report of Independent Registered Public Accounting Firm".

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2022 annual meeting of shareholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1 – Election of Directors”, “Board Matters – The Board of Directors”, “Board Matters – Significant Refreshment of Standing Committees of the Board”, “Board Matters – Corporate Governance”,  “Executive Officers”, “Additional  Information – Delinquent Section 16(a) Reports” and “Additional Information – Requirements for Submission of Shareholder Proposals and Nominations for 2023 Annual Meeting.”

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1.	Financial Statements.

The following financial statements of the Company and reports of independent accountants are included in Item 15 of this Annual Report:

2.	Financial Statement Schedule.

The following Schedule to Financial Statements is included herein:

Schedule II — Valuation and Qualifying Accounts.

3.	Exhibits.

The exhibits to this Annual Report are as follows:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
4	Description of Securities		10-K	12/31/19	4	2/20/20
10.1**	Summary of Non-Employee Director Compensation (effective starting with the 2021 annual meeting of shareholders)		10-Q	6/30/21	10.3	7/30/21
10.2**	Second Amended and Restated Gentherm Incorporated Senior Level Performance Bonus Plan		8-K		10.1	3/15/21
10.3**	Gentherm Incorporated Second Half 2020 Senior Level Performance Bonus Plan		8-K		10.1	10/6/20
10.4.1**	2013 Equity Incentive Plan		Schedule 14A		A	4/22/13
10.4.2**	Amendment to the Gentherm Incorporated 2013 Equity Incentive Plan		8-K		10.2	5/19/17
10.4.3**	Second Amendment to the Gentherm Incorporated 2013 Equity Incentive Plan, effective as of May 21, 2020		8-K		10.1	5/26/20
10.4.4**	Form of Stock Option Award Agreement under the 2013 Equity Incentive Plan		8-K		10.1	6/27/13
10.4.5**	Form of Stock Appreciation Right Award Agreement under the 2013 Equity Incentive Plan		8-K		10.2	6/27/13
10.4.6**	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Plan		8-K		10.3	6/27/13
10.4.7**	Form of Restricted Stock Award Agreement (Retention Award) under the 2013 Equity Incentive Plan		8-K		10.1	10/4/17
10.4.8**	Form of Restricted Stock Unit Award Agreement (Performance-Based) under the 2013 Equity Incentive Plan		8-K		10.1	6/13/18
10.4.9**	Form of Restricted Stock Unit Award Agreement (Time-Based) under the 2013 Equity Incentive Plan		8-K		10.2	6/13/18
10.4.10**	Form of Restricted Stock Unit Award Agreement (Performance-Based) under the 2013 Equity Incentive Plan – Anversa		8-K		10.2	12/12/18
10.4.11**	Form of Restricted Stock Unit Award Agreement (Time-Based) under the 2013 Equity Incentive Plan – Anversa		8-K		10.3	12/12/18
10.4.12**	Form of Restricted Stock Unit Award Agreement (Performance-Based) under the 2013 Equity Incentive Plan (effective as of 2020 grants)		10-Q	3/31/20	10.1	5/7/20
10.4.13**	Form of Restricted Stock Unit Award Agreement (Time-Based) under the 2013 Equity Incentive Plan (effective as of 2020 grants)		10-Q	3/31/20	10.2	5/7/20
10.4.14**	Form of Restricted Stock Award Agreement (Director) under the Gentherm Incorporated 2013 Equity Incentive Plan		10-Q	6/30/20	10.7	8/4/20
10.4.15**	Form of Restricted Stock Award Agreement (Director) (effective as of 2021 grants)		10-Q	6/30/21	10.2	7/30/21
10.4.16**	Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (effective as of 2021 grants)		8-K		10.2	3/15/21

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.4.17**	Form of Performance Stock Unit Award Agreement under the 2013 Equity Incentive Plan (effective as of 2021 grants)		8-K		10.3	3/15/21
10.5.1	Amended and Restated Credit Agreement, dated as of June 27, 2019, by and among Gentherm Incorporated, Gentherm (Texas), Inc., Gentherm Licensing, Limited Partnership, Gentherm Medical, LLC, Gentherm GmbH, Gentherm Enterprises GmbH, Gentherm Licensing GmbH, Gentherm Global Power Technologies Inc. and Gentherm Canada ULC, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer.		8-K		10.1	6/28/19
10.5.2	Amended and Restated Pledge and Security Agreement, dated as of June 27, 2019, by and among Gentherm Incorporated, Gentherm Licensing, Limited Partnership, Gentherm (Texas), Inc., Gentherm Medical, LLC, Gentherm Properties I, LLC, Gentherm Properties II, LLC and Bank of America, N.A.		8-K		10.2	6/28/19
10.5.3	First Amendment to Amended and Restated Credit Agreement, dated as of October 7, 2019 and effective as of October 1, 2019, by and among Gentherm Incorporated, Gentherm Licensing, Limited Partnership, Gentherm (Texas), Inc., Gentherm Medical, LLC, Gentherm Properties I, LLC, Gentherm Properties II, LLC and Bank of America, N.A.		10-K	12/31/19	10.6.3	2/20/20
10.6.1**	Employment Contract between Gentherm Incorporated and Phillip Eyler, dated as of September 18, 2017		8-K		10.1	10/3/17
10.6.2**	Amendment to Employment Terms between Gentherm Incorporated and Phillip Eyler, dated as of December 7, 2018		8-K		10.1	12/7/18
10.6.3**	Second Amendment to Employment Terms between Gentherm Incorporated and Phillip Eyler dated as of April 21, 2020		10-Q	6/30/20	10.4	8/4/20
10.7.1**	Offer Letter between Gentherm Incorporated and Matteo Anversa, dated as of October 22, 2018		8-K		10.1	12/12/18
10.7.2**	First Amendment to Offer Letter Agreement between Gentherm Incorporated and Matteo Anversa dated as of April 21, 2020		10-Q	6/30/20	10.5	8/4/20
10.7.3**	Second Amendment to Offer Letter Agreement between Gentherm Incorporated and Matteo Anversa, dated as of March 12, 2021		8-K		10.5	3/15/21
10.8.1**	Employment Contract between Gentherm GmbH and Thomas Stocker, effective September 1, 2019		10-Q	9/30/19	10.1	10/29/19
10.8.2**	First Amendment to the Employment Agreement between Gentherm Enterprises GmbH and Thomas Stocker, effective June 28, 2021		10-Q	6/30/21	10.1	7/30/21
10.9**	Offer Letter between Gentherm Incorporated and Hui (Helen) Xu, effective November 4, 2019		10-K	12/31/19	10.11	2/20/20
10.10**	Offer Letter between Gentherm Incorporated and Yijing Brentano, effective February 23, 2018		10-K	12/31/19	10.12	2/20/20
10.11**	Offer Letter between Gentherm Incorporated and Matt Fisch dated January 29, 2020	X
10.12.1**	Executive Relocation and Employment Agreement between Gentherm Incorporated and Paul Giberson dated June 6, 2019		10-Q	6/30/20	10.2	8/4/20

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.12.2**	First Amendment to Executive Relocation and Employment Agreement between Gentherm Incorporated and Paul Giberson dated as of April 21, 2020		10-Q	6/30/20	10.3	8/4/20
10.12.3**	Second Amendment to Executive Relocation and Employment Agreement between Gentherm Incorporated and Paul Giberson, dated as of March 12, 2021		8-K		10.6	3/15/21
10.12.4**	Letter Agreement with Paul Giberson, dated as of September 22, 2021		10-Q	9/30/21	10.1	10/29/21
10.13**	Severance Pay Plan for Eligible Employees of Gentherm Incorporated		8-K		10.4	3/15/21
10.14**	Form of First Amendment to Executive Offer Letter		8-K		10.7	3/15/21
10.15.1**	Amended and Restated Gentherm Incorporated Deferred Compensation Plan, dated May 20, 2019 (and effective January 1, 2019)		10-Q	6/30/19	10.4	7/26/19
10.15.2**	Deferred Compensation Agreement, between Gentherm Incorporated and Phillip Eyler, dated as of December 31, 2018.		8-K		10.2	1/4/19
16.1	Letter from Grant Thornton LLP		8-K		16	1/31/20
16.2	Letter from Grant Thornton LLP		8-K/A		16	2/26/20
21	List of Subsidiaries (Direct and Indirect) of the Company	X
23.1	Consent of Ernst & Young LLP	X
23.2	Consent of Grant Thornton LLP	X
24	Power of Attorney	X
31.1	Section 302 Certification - CEO	X
31.2	Section 302 Certification – CFO	X
32.1	Section 906 Certification – CEO	X
32.2	Section 906 Certification - CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Date File – the cover page XBRL tags are embedded within the Inline XBRL document	X

*	Gentherm Incorporated agrees to furnish any omitted schedules or exhibits upon the request of the Securities and Exchange Commission.
**	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Gentherm Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gentherm Incorporated (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Valuation of Goodwill – Medical
Description of the Matter

As of December 31, 2021, the Company’s goodwill related to the medical reporting unit (segment) was $28.7 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually as of December 31 and whenever events or changes in circumstances indicate that it is more likely than not that a reporting unit’s fair value is less than it’s carrying amount.

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

To test the estimated fair value of the Company’s medical reporting unit, we performed audit procedures that included, among others, assessing the methodologies used and directly testing the significant assumptions and the underlying data used by the Company in its analysis, including assessing the completeness and accuracy of such underlying data. We utilized internal valuation specialists to assist in the evaluation of the assumptions and other relevant information that are most significant to the fair value estimate of the reporting unit, such as assessing the fair value methodologies applied and evaluating the reasonableness of the discount rate selected by management. We compared the significant assumptions used by management to current industry and economic trends, historical performance, guideline public companies in the same industry and strategic plans. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2020.

Detroit, Michigan

February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Gentherm Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Gentherm Incorporated’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gentherm Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Gentherm Incorporated

Opinion on the financial statements

We have audited the consolidated balance sheet of Gentherm Incorporated (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2019 (not presented herein), and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Southfield, Michigan

February 20, 2020 (except for the section of Note 2 entitled Revision of Prior Period Financial Statements in the previously filed 2020 financial statements, which is not presented herein, and Note 18 and Note 19 as to which the date is March 1, 2021)

GENTHERM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$190,606	$268,345
Accounts receivable, net	182,987	211,672
Inventory, net	159,477	122,401
Other current assets	32,775	41,188
Total current assets	565,845	643,606
Property and equipment, net	155,270	152,581
Goodwill	66,033	68,024
Other intangible assets, net	37,554	46,421
Operating lease right-of-use assets	24,387	30,642
Deferred income tax assets	69,630	73,912
Other non-current assets	16,624	7,653
Total assets	$935,343	$1,022,839
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$122,727	$116,043
Current lease liabilities	5,669	6,032
Current maturities of long-term debt	2,500	2,500
Other current liabilities	82,193	81,409
Total current liabilities	213,089	205,984
Long-term debt, less current maturities	36,250	189,934
Non-current lease liabilities	19,789	24,233
Pension benefit obligation	6,832	8,163
Other non-current liabilities	5,577	8,194
Total liabilities	$281,537	$436,508
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 33,008,185 and 32,921,341 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	118,646	121,073
Paid-in capital	5,866	7,458
Accumulated other comprehensive loss	(36,922)	(14,982)
Accumulated earnings	566,216	472,782
Total shareholders’ equity	653,806	586,331
Total liabilities and shareholders’ equity	$935,343	$1,022,839

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Product revenues	$1,046,150	$913,098	$971,684
Cost of sales	742,519	644,994	683,349
Gross margin	303,631	268,104	288,335
Operating expenses:
Research and development expenses	91,807	81,968	91,033
Reimbursed research and development expenses	(16,593)	(13,928)	(18,557)
Net research and development expenses	75,214	68,040	72,476
Selling, general and administrative expenses	109,554	105,044	118,680
Restructuring expenses	3,857	5,803	12,919
Total operating expenses	188,625	178,887	204,075
Operating income	115,006	89,217	84,260
Interest expense, net	(2,758)	(4,559)	(4,763)
Foreign currency gain (loss)	1,487	(5,439)	2,326
Impairment loss	—	—	(21,206)
Net loss on divestitures	—	—	(1,587)
Other income	117	2,337	121
Earnings before income tax	113,852	81,556	59,151
Income tax expense	20,418	21,866	10,285
Net income	$93,434	$59,690	$48,866
Basic earnings per share	$2.82	$1.83	$1.48
Diluted earnings per share	$2.79	$1.81	$1.47
Weighted average number of shares – basic	33,086	32,666	33,120
Weighted average number of shares – diluted	33,510	33,028	33,298
The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$93,434	$59,690	$48,866
Other comprehensive (loss) income:
Pension benefit obligations	558	(80)	(1,032)
Foreign currency translation adjustments	(21,551)	27,242	(2,722)
Unrealized (loss) gain on foreign currency derivative securities, net of tax	(952)	211	899
Unrealized gain on commodity derivative securities, net of tax	5	—	—
Other comprehensive (loss) income, net of tax	(21,940)	27,373	(2,855)
Comprehensive income	$71,494	$87,063	$46,011

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2018	33,857	$140,300	$14,934	$(39,500)	$363,965	$479,699
Cumulative effect of accounting change due to adoption of ASU 2016-02	—	—	—	—	261	261
Net income	—	—	—	—	48,866	48,866
Other comprehensive loss	—	—	—	(2,855)	—	(2,855)
Stock compensation, net	412	25,490	(4,082)	—	—	21,408
Stock repurchase	(1,595)	(63,283)	—	—	—	(63,283)
Balance at December 31, 2019	32,674	$102,507	$10,852	$(42,355)	$413,092	$484,096
Net income	—	—	—	—	59,690	59,690
Other comprehensive income	—	—	—	27,373	—	27,373
Stock compensation, net	493	27,658	(3,394)	—	—	24,264
Stock repurchase	(246)	(9,092)	—	—	—	(9,092)
Balance at December 31, 2020	32,921	$121,073	$7,458	$(14,982)	$472,782	$586,331
Net income	—	—	—	—	93,434	93,434
Other comprehensive loss	—	—	—	(21,940)	—	(21,940)
Stock compensation, net	327	17,573	(1,592)	—	—	15,981
Stock repurchase	(240)	(20,000)	—	—	—	(20,000)
Balance at December 31, 2021	33,008	$118,646	$5,866	$(36,922)	$566,216	$653,806

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net income	$93,434	$59,690	$48,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,780	41,114	44,246
Deferred income taxes	(150)	849	(7,743)
Non-cash stock based compensation	14,530	8,829	6,253
Loss on disposition of property and equipment	973	683	462
Gain on sale of patents	—	(1,978)	—
Impairment loss	—	—	21,206
Net loss on divestitures	—	—	1,587
Other	(271)	(748)	1,042
Changes in assets and liabilities:
Accounts receivable, net	25,099	(46,742)	7,154
Inventory	(39,873)	(814)	(3,859)
Other assets	10,307	(11,997)	13,363
Accounts payable	8,166	29,960	(10,253)
Other liabilities	(7,919)	31,849	(3,521)
Net cash provided by operating activities	143,076	110,695	118,803
Investing Activities:
Purchases of property and equipment	(38,468)	(17,219)	(23,729)
Cost of technology investments	(7,557)	—	—
Proceeds from the sale of patents and property and equipment	22	2,140	219
Acquisition of business	(2,827)	—	(14,823)
Acquisition of intangible assets	—	(3,141)	—
Proceeds from divestiture of businesses, net		—	44,173
Net cash (used in) provided by investing activities	(48,830)	(18,220)	5,840
Financing Activities:
Borrowing of debt	—	201,194	37,812
Repayments of debt	(153,243)	(91,439)	(96,999)
Cash paid for the repurchase of Common Stock	(20,000)	(9,092)	(63,283)
Proceeds from the exercise of Common Stock options	8,279	16,552	16,557
Cash paid for the cancellation of restricted stock	(4,108)	(1,117)	(1,402)
Acquisition contingent consideration payment	(69)	(618)	—
Cash paid for financing costs	—	—	(1,278)
Net cash (used in) provided by financing activities	(169,141)	115,480	(108,593)
Foreign currency effect	(2,844)	7,442	(2,722)
Net (decrease) increase in cash, cash equivalents and restricted cash	(77,739)	215,397	13,328
Cash, cash equivalents and restricted cash at beginning of period	268,345	52,948	39,620
Cash, cash equivalents and restricted cash at end of period	$190,606	$268,345	$52,948
Supplemental disclosure of cash flow information:
Cash paid for taxes	$14,857	$5,013	$11,008
Cash paid for interest	$2,378	$4,204	$4,462

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — Overview

Gentherm Incorporated, a Michigan corporation, and its consolidated subsidiaries (“Gentherm”, “we”, “us”, “our” or the “Company”) is a global developer, manufacturer and marketer of innovative thermal management technologies for a broad range of heating, cooling and temperature control applications, primarily in the automotive and medical industries. Within the automotive industry, our products provide solutions for passenger climate comfort and convenience, battery thermal management and cell connecting systems. Within the medical industry our products provide patient temperature management solutions. Our automotive products can be found on vehicles manufactured by nearly all the major automotive original equipment manufacturers (“OEMs”) operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. The Company is also developing a number of new technologies and products that are expected to enable improvements to existing products and to create new product applications for existing and new markets.

Impact of COVID-19, Supply Chain Disruptions and Other Matters

  The COVID-19 pandemic that began around December 2019 introduced significant volatility to the global economy, disrupted supply chains and had a widespread adverse effect on the global automotive industry in the first half of 2020, with various direct and indirect adverse impacts continuing throughout 2021.

Beginning in February 2020 and continuing into June 2020, substantially all of the Company’s major OEM and Tier 1 customers temporarily ceased or significantly reduced production as a result of restrictions that were requested or mandated by governmental authorities. As a result, substantially all of our manufacturing facilities either temporarily suspended production or experienced significant reductions in volumes during this period. By the end of the second quarter of 2020, the Company had reopened all of its manufacturing facilities, in line with industry demand, and in accordance with local government requirements. Although global automotive industry production has improved relative to the first half of 2020, production remains below recent historic levels.

The lingering impacts of COVID-19 into 2021 has impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. These broad-based inflationary impacts have negatively impacted the Company’s financial condition, results of operations and cash flows for the fiscal year ended December 31, 2021.

Supply shortages of semiconductor chips and other components have resulted in decreases in global automotive vehicle production and significant volatility in customer vehicle production schedules. The Company's semiconductor suppliers, along with most automotive component supply companies that use semiconductors, including Gentherm, have been unable to fully meet the vehicle production demands of the OEMs due to events which are outside the Company's control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires at suppliers’ facilities, significant weather events impacting semiconductor supplier facilities in the southern United States, and other extraordinary events.

In response to the global supply chain instability and inflationary cost increases the Company has taken several actions to minimize any potential and actual adverse impacts by working with its suppliers and customers to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise. The consequences of the pandemic and adverse impact to the global economy continue to evolve. Accordingly, the future adverse impact on our business and financial statements remains subject to significant uncertainty as of the date of this filing.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

On February 1, 2019, the Company completed the divestiture of its environmental test equipment business, Cincinnati Sub Zero industrial chamber business (“CSZ-IC”) and on October 1, 2019, the Company completed the divestiture of its remote power generation systems business, Gentherm Global Power Technologies (“GPT”). The Company’s consolidated financial statements herein include the results of CSZ-IC and GPT through their respective dates of divestiture, and are included in the Medical segment. CSZ-IC and GPT are not subject to discontinued operations classification.

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

Intercompany transactions and balances between consolidated businesses have been eliminated.

Use of Estimates

In preparing these consolidated financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. These estimates and assumptions are subject to an inherent degree of uncertainty. We are not presently aware of any events or circumstances that would require us to update such estimates and assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

Segment Reporting

The Company has two reportable segments: Automotive and Medical.

The Automotive reporting segment is comprised of the results from our global automotive businesses, including the design, development, manufacturing and sales of automotive climate comfort systems, automotive cable systems, battery performance solutions, and automotive electronic and software systems.

The Medical reporting segment is comprised of the results from the patient temperature management business in the medical industry. Patient temperature management includes temperature management systems across multiple product categories addressing the needs of hyper-hypothermia therapy in intensive care, normothermia in surgical procedures and additional warming/cooling therapies utilized in acute care, ambulatory, clinics and home health.

Revenue Recognition

Revenue is recognized from agreements containing enforceable rights and obligations, when promised goods are delivered or services are completed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

producing transaction, that are collected by the Company from a customer, are excluded from Product revenues. Shipping and handling fees billed to customers are included in Product revenues, while costs of shipping and handling are included in Cost of sales.

Automotive Revenues

The Company provides production parts to its customers under long-term supply agreements (“LTAs”). The duration of an LTA is generally consistent with the life cycle of a vehicle; however, an LTA does not reach the level of a performance obligation until Gentherm receives either a purchase order and/or a materials release from its customer for a specific number of production parts at a specified price, at which point an enforceable contract exists. Revenue is recognized when control of the production parts has transferred to the customer according to the terms of the contract, which typically occurs when the parts are shipped or delivered to the customer’s premises. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring production parts.

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

The production part’s relative standalone selling price observed under the LTA is subtracted from the total amount of consideration expected to be received in exchange for transferring of parts under the current contract and the difference is allocated to the purchase option. Revenue from options containing a material right is recognized when the amounts billed to the customer for production parts transferred, under the LTA, is less than the standalone selling price of those production parts.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has no material contract assets or contract liabilities as of December 31, 2021.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $1,946 and $1,805 as of December 31, 2021 and 2020, respectively. These amounts are recorded in Other non-current assets and are being amortized into Product revenues over the expected production life of the applicable program. During the year ended December 31, 2021 and 2020, $174 and $263, respectively, was amortized into Product revenues.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation.  The Company had Cash and cash equivalents of $161,496 and $106,598 held in foreign jurisdictions as of December 31, 2021 and 2020, respectively. Restricted cash includes cash that is legally restricted as to use or withdrawal.

Disclosures About Fair Value of Financial Instruments

The carrying amounts of financial instruments comprising cash and cash equivalents, short-term investments, accounts receivable, notes receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amount of the Company’s revolving credit note under the June 27, 2019 amended and restated credit agreement (“Credit Agreement”) approximates its fair value because interest charged on the loan balance is variable.  See Note 14, “Fair Value Measurement,” for information about the techniques used to assess the fair value of financial assets and liabilities, including our fixed rate debt instruments.

Concentration of Credit Risk

Financial assets, which subject the Company to concentration of credit risk, consist primarily of cash equivalents, short-term investments, accounts receivable and notes receivable. Cash equivalents consist primarily of money market funds managed by major financial services companies. The credit risk for these cash equivalents is considered low. The Company does not require collateral from its customers. As of December 31, 2021, the Company’s Automotive customers, Adient and Lear both individually represented 22% and 18%, respectively, of the Company’s accounts receivable balance.  As of December 31, 2020, Adient and Lear both individually represented 18% of the Company’s accounts receivable balance.

Accounts Receivable

Accounts receivable are stated at the invoiced amount, less allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest. The Company determines the allowances based on historical write-off experience by industry and regional economic data, current expectations of future credit losses and historical cash discounts. The Company’s accounts receivables are continually assessed for collectability and any allowance is recorded based upon the age of outstanding receivables, historical payment experience and customer creditworthiness. We write-off accounts receivable when they become uncollectible. The allowance for doubtful accounts was $1,399 and $1,161 as of December 31, 2021 and 2020, respectively.

Primarily in the Asia-Pacific region, the Company receives bank notes from certain customers to settle trade receivables. The collection of such bank notes is included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. Bank notes held by the Company are classified as notes receivable within other current assets. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash.

Inventory

The Company’s inventory is measured at the lower of cost or net realizable value. Raw materials, components and consumables are measured using the weighted average cost method. Work-in-process and finished goods are measured using the first-in first-out method. If the net realizable value expected on the reporting date is below cost, a write-down is recorded to adjust inventory to its net realizable value. We recognize a reserve for obsolete and slow-moving inventories based on estimates of future sales and an inventory item’s capacity to be repurposed for a different use. We consider the number of months supply on hand based on current planned requirements, uncommitted future projections and historical usage in estimating the inventory reserve.

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

Depreciation is computed using the straight-line method. The estimated useful lives of the Company’s Property and equipment are as follows:

Asset Category	Useful Life
Buildings and improvements	1 to 30 years
Plant and equipment	10 years
Production tooling	2 to 10 years
Leasehold improvements	Term of lease
Information technology	1 to 5 years

The Company recognized depreciation expense of $29,622, $31,037 and $33,639 for the years ended December 31, 2021, 2020 and 2019, respectively.

Tooling

The Company incurs costs related to tooling used in the manufacture of products sold to its customers. In some cases, the Company enters into contracts with its customers whereby the Company incurs the costs to design, develop and purchase tooling and is then reimbursed by the customer under a reimbursement contract. Tooling costs that will be reimbursed by customers are included in Other current assets in the accompanying consolidated balance sheets at the lower of accumulated cost or the customer reimbursable amount. As of December 31, 2021 and 2020, the Company had $3,778 and $4,831, respectively, of reimbursable tooling costs capitalized. Company-owned tooling is included in Property and equipment and depreciated over its expected useful life, generally two to ten years. Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions, where appropriate, for tooling costs that will not be recovered.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets recorded in conjunction with business combinations are based on the Company’s estimate of fair value, as of the date of acquisition.

Amortization of other intangible assets is computed using the straight-line method. The fair value and corresponding useful lives for acquired intangible assets are listed below as follows:

Asset Category	Useful Life
Customer relationships	8 to 15 years
Technology	5 to 10 years
Product development costs	5 to 10 years
Trade names	Indefinite

Our business strategy largely centers on designing products based upon internally developed and purchased technology, and we protect certain technology with patents that have value to our business strategy. Our policy is to expense all costs associated with the

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

development and issuance of new patents as incurred. Such costs are classified as research and development expenses in the accompanying consolidated statements of income.

Impairments of Other Intangible Assets and Goodwill

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

The Company utilizes an income approach to estimate the fair value of a reporting unit and a market valuation approach to further support this analysis (level 3). The income approach is based on projected debt-free cash flow that is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based on the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in our industry. Fair value is estimated using internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt (“cost of capital”) derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates and terminal value margin rates. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of a reporting unit.

The Company performs its indefinite-lived intangible asset impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Investments in non-consolidated affiliates

During 2021, the Company’s Automotive segment invested $5,200 for an ownership interest in Carrar Ltd. (“Carrar”), an Israel-based technology developer of advanced thermal management systems for the electric mobility market. The Company determined that Carrar is a VIE; however, the Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of the investment. Therefore, the Company has concluded that it is not the primary beneficiary. Gentherm’s investment in Carrar is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, and is recorded in Other non-current assets.

During 2021, the Company’s Automotive segment invested $2,357 for an ownership interest in Forciot Oy (“Forciot”), a technology developer of sensors for touch, motion and force measurement. Gentherm’s investment in Forciot is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, and is recorded in Other non-current assets.

In December 2021, the Company committed to make a $5,000 investment in Autotech Fund III, L.P., pursuant to a limited partnership agreement. As a limited partner, the Company will periodically make capital contributions toward this total commitment amount over the expected ten year life of the fund. The Company has not made any contributions to the Autotech Fund III, LP as of December 31, 2021. This fund focuses broadly on the automotive industry and compliments the Company’s innovation strategy.

Research and Development Expenses

Research and development activities are expensed as incurred. The Company groups development and prototype costs and related reimbursements in research and development.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Leases

The Company has operating leases for office, manufacturing and research and development facilities, as well as land leases for certain manufacturing facilities that are accounted for as operating leases. We also have operating leases for office equipment and automobiles. Excluding land leases, our leases have remaining lease terms ranging from less than 1 year to 10 years and may include options to extend the lease.  Land leases have remaining lease terms that range from 39 to 41 years and some which specify that the end of the lease term is at the discretion of the lessee. We do not have lease arrangements with related parties.

The Company determines whether a contractual arrangement is or contains a lease at inception. Leases that are operating in nature are recognized in Operating lease right-of-use assets, Current lease liabilities and Non-current lease liabilities in the accompanying consolidated balance sheets. Gentherm is not currently party to any leases that qualify as financing leases.

Lease liabilities are measured initially at the present value of the sum of the future minimum rental payments at the commencement date of the lease. Lease payments that will vary in the future due to changes in facts and circumstances are excluded from the calculation of rental payments, unless those variable payments are based on an index or rate. Rental payments are discounted using an incremental borrowing rate, unless there is a rate implicit in the lease agreement. The incremental borrowing rate is based on the Company’s credit rating, determined on a fully collateralized loan basis from information available at commencement date, and the duration of the lease term (the “reference rate”). Judgement is used to assess the importance of risk factor inputs during the computation of the Company’s credit rating. For leases at foreign subsidiaries denominated in U.S. Dollars, a risk premium associated with the borrower subsidiary’s country is added to the reference rate. For significant leases at foreign subsidiaries denominated in a foreign currency, the U.S. Dollar risk free rate with a duration similar to that of the lease term is subtracted from the reference rate and a corresponding foreign currency risk free rate with a duration similar to that of the lease term is added to the reference rate.

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

Income Taxes

The Company records income tax expense using the liability method which specifies that deferred tax assets and liabilities be measured each year based on the difference between the financial statement and tax base of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided for deferred tax assets when management considers it more likely than not that the asset will not be realized. At December 31, 2021 and 2020, a valuation allowance has been provided for certain deferred tax assets which the Company has concluded are more likely than not to not be realized.  If future annual taxable income were to be significantly less than current and projected levels, there is a risk that certain of our deferred tax assets not already provided for by the valuation allowance would expire prior to utilization.

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

Derivative Financial Instruments – Hedge Accounting

The Company accounts for its derivative financial instruments as cash flow hedges. For derivative contracts which are designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative contract is recorded to Accumulated other comprehensive loss (“AOCI”) in the accompanying consolidated balance sheets.  When the underlying hedge transaction is realized, the gain or loss included in AOCI is recorded into earnings in the accompanying consolidated statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  Any ineffective portion of the gain or loss is recognized in the accompanying consolidated statements of income under Foreign currency gain (loss) for foreign currency derivatives, and cost of goods sold for commodity derivatives. These hedging transactions and the respective correlations meet the requirements for hedge accounting.

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

Stock Based Compensation

Share based payments that involve the issuance of common stock to employees, including grants of employee stock options, restricted stock, and time-based and performance-based restricted stock units, are recognized in the consolidated financial statements as compensation expense based upon the fair value on the date of grant.

Share based payments that are satisfied only by the payment of cash, such as stock appreciation rights, are accounted for as liabilities. The liability is reported at market value of the vested portion of the underlying units. During each period, the change in the liability is recorded as compensation expense.

Note 3 — New Accounting Pronouncements

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. In January 2021, the FASB subsequently issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2022 and may be applied retrospectively to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. Upon adoption of this standard, the Company does not expect it to have a material impact to the Company’s financial statements.

Note 4 – Acquisitions and Divestitures

Acquisition of Beckmann & Egle Industrieelektronik GmbH

On July 1, 2021, the Company acquired the medical business unit of Beckmann & Egle Industrieelektronik GmbH (“B&E”), a developer and manufacturer of electronic control units, for a purchase price of $2,827. The acquisition was accounted for as a business combination with the purchase price assigned to inventory, property and equipment and other intangible assets based on their estimated fair values as of the acquisition date. The pro forma effect of the B&E acquisition does not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements are presented. The results of operations of B&E are reported within the Company’s Medical segment from the date of acquisition.

Divestiture of GPT

On October 1, 2019, the Company completed the sale of GPT for a nominal amount and recognized a $5,885 loss on sale for the year ended December 31, 2019, which is classified as Net loss on divestitures within the consolidated statements of income. During 2019, the Company also recognized impairment losses of $21,206 for its GPT assets held for sale. These impairment charges are classified as Impairment loss within the consolidated statements of income.

Acquisition of Stihler Electronic GmbH

On April 1, 2019, the Company acquired Stihler Electronic GmbH (“Stihler”), a leading developer and manufacturer of patient and blood temperature management systems, for a purchase price of $15,476, net of cash acquired and including $653 of contingent consideration that was paid upon achievement of a milestone during the year ended December 31, 2020. The results of operations of Stihler are reported within the Company’s Medical segment from the date of acquisition.

Divestiture of CSZ-IC

On February 1, 2019, the Company completed the sale of its environmental test equipment business, CSZ-IC and former Cincinnati Sub-Zero headquarters facility for total cash proceeds of $47,500. The Company recognized a $4,298 pre-tax gain on the sale of CSZ-IC for the year ended December 31, 2019 which is classified as Net loss on divestitures within the consolidated statements of income.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 5 — Restructuring

Manufacturing Footprint Rationalization

In September 2019, the Company committed to a restructuring plan (“Plan”) to improve the Company’s manufacturing productivity and rationalize its footprint. Under this Plan, the Company is relocating and consolidating certain automotive electronics manufacturing plants in North America and China.

During 2021, the Company completed the closures and relocation of its automotive electronics manufacturing operations from Burlington, Canada to Celaya, Mexico and from Longgang, Shenzhen, China to Bantian, Shenzhen, China. As of December 31, 2021, the electronics manufacturing in Acuña, Mexico continues to transition to Celaya, Mexico.

During the year ended December 31, 2021, the Company recognized restructuring expense of $1,303 for employee separation costs and $1,665 for other costs, primarily related to equipment move and set up costs.

During the year ended December 31, 2020, the Company recognized restructuring expense of $(832) for employee separation costs and $1,019 for other costs, primarily related to accelerated depreciation and equipment move and set up costs. The net activity for the year ended December 31, 2020 was primarily related to a reduction in the estimates of previously recognized employee separation costs.

During the year ended December 31, 2019, the Company recognized restructuring expense of $4,863 for employee separation costs, and $2,087 of other costs, primarily related to accelerated depreciation and fixed asset impairment.

The Company has recorded approximately $10,105 of restructuring expenses since the inception of this program and as of December 31, 2021, $943 remains accrued. Actions under the Plan are expected to be substantially completed by the first half of 2022 and future expenses are expected to be less than $1,000.

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $889, $5,382 and $3,193 of employee separation costs, respectively, and $0, $234 and $2,776 of other related costs, respectively. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to best cost locations and the reduction of global overhead costs.

Restructuring Expenses By Reporting Segment

Restructuring expense by reporting segment for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Automotive	$2,793	$5,075	$9,353
Medical	—	112	1,838
Corporate	1,064	616	1,728
Total	$3,857	$5,803	$12,919

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Restructuring Liability

The following table summarizes restructuring activity for all restructuring initiatives for the years ended December 31, 2021 and 2020:

	Employee Separation Costs	Other Related Costs	Total
Balance at December 31, 2019	$5,994	$71	$6,065
Additions, charged to restructuring expenses	6,932	1,271	8,203
Change in estimate	(2,382)	(18)	(2,400)
Cash payments	(5,052)	(757)	(5,809)
Non-cash utilization	—	(687)	(687)
Currency translation and other	135	120	255
Balance at December 31, 2020	$5,627	$—	$5,627
Additions, charged to restructuring expenses	2,406	1,927	4,333
Change in estimate	(214)	(262)	(476)
Cash payments	(6,129)	(1,709)	(7,838)
Non-cash utilization	—	(218)	(218)
Currency translation and other	(196)	262	66
Balance at December 31, 2021	$1,494	$—	$1,494

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 6 — Details of Certain Financial Statement Components

	December 31,
	2021	2020
Inventory:
Raw materials, net of reserve	$96,426	$68,362
Work in process, net of reserve	9,495	8,247
Finished goods, net of reserve	53,556	45,792
Total inventory, net	$159,477	$122,401
Other current assets:
Notes receivable	$13,033	$19,200
Income tax and other tax receivable	10,681	10,514
Billable tooling	3,778	4,831
Prepaid expenses	3,407	3,930
Other	1,876	2,713
Total other current assets	$32,775	$41,188
Property and equipment:
Machinery and equipment	$155,463	$142,833
Buildings and improvements	100,788	99,011
Information technology	33,060	30,338
Production tooling	25,180	22,783
Leasehold improvements	11,445	11,762
Construction in progress	14,506	8,968
Total property and equipment	340,442	315,695
Less: accumulated depreciation	(185,172)	(163,114)
Total property and equipment, net	$155,270	$152,581
Other current liabilities:
Accrued employee liabilities	$28,818	$26,612
Liabilities from discounts and rebates	27,343	22,910
Income tax and other taxes payable	17,068	14,714
Restructuring	1,494	5,627
Accrued warranty	1,916	2,391
Other	5,554	9,155
Total other current liabilities	$82,193	$81,409

Note 7 — Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the years ended December 31, 2021 and 2020 were as follows:

	Automotive	Medical	Total
December 31, 2019	$36,938	$27,634	$64,572
Exchange rate impact	2,557	895	3,452
Balance as of December 31, 2020	$39,495	$28,529	$68,024
Acquisition of B&E	—	976	976
Exchange rate impact	(2,166)	(801)	(2,967)
Balance as of December 31, 2021	$37,329	$28,704	$66,033

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of December 31, 2021 and 2020 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$90,448	$(64,105)	$26,343
Technology	29,464	(24,487)	4,977
Product development costs	20,329	(19,772)	557
Software development	1,007	—	1,007
Indefinite-lived:
Tradenames	4,670	—	4,670
Balance as of December 31, 2021	$145,918	$(108,364)	$37,554

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$97,815	$(63,432)	$34,383
Technology	30,615	(24,075)	6,540
Product development costs	22,164	(21,336)	828
Indefinite-lived:
Tradenames	4,670	—	4,670
Balance as of December 31, 2020	$155,264	$(108,843)	$46,421

In connection with the acquisition of B&E, the Company recorded technology of $976. These definite-lived assets are being amortized using the straight-line method over their estimated useful lives of approximately seven years.

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

A total of $8,821, $9,226 and $10,068 in other intangible assets were amortized in 2021, 2020 and 2019, respectively.

An estimate of other intangible asset amortization by year, is as follows:
2022	$7,929
2023	$4,752
2024	$3,692
2025	$3,678
2026	$3,261

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 8 — Leases

Components of lease expense for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Lease cost:
Operating lease cost	$8,227	$6,773	$5,899
Short-term lease cost	1,941	1,834	3,444
Sublease income	(163)	(158)	(128)
Total lease cost	$10,005	$8,449	$9,215

Other information related to leases is as follows:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,685	$6,817
Right-of-use lease assets obtained in exchange for lease obligations:
Operating leases	$2,379	$25,161

	December 31, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	6.9 years	5.4 years
Weighted average discount rate:
Operating leases	4.53%	4.65%

A summary of operating leases as of December 31, 2021, under all non-cancellable operating leases with terms exceeding one year is as follows:

.

2022	$6,541
2023	4,664
2024	4,200
2025	3,783
2026	2,945
2027 or later	7,538
Total future minimum lease payments	29,671
Less imputed interest	(4,213)
Total	$25,458

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 9 — Debt

The following table summarizes the Company’s debt as of December 31, 2021 and 2020:

	December 31,
	2021		2020
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Amended Credit Agreement:
U.S. Revolving Note (U.S. Dollar denominations)	1.35%	$35,000	1.65%	$171,500
U.S. Revolving Note (Euro denominations)	—	—	1.50%	14,684
DEG Vietnam Loan	5.21%	3,750	5.21%	6,250
Total debt		38,750		192,434
Current maturities		(2,500)		(2,500)
Long-term debt, less current maturities		$36,250		$189,934

Credit Agreement

 On June 27, 2019, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent, which includes a revolving credit note (“U.S. Revolving Note”). The Credit Agreement has maximum borrowing capacity of $475,000 and matures on June 27, 2024. The Credit Agreement also provides $15,000 availability for the issuance of letters of credit and a maximum of $40,000 for swing line borrowing. Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the Credit Agreement. The Company had no outstanding letters of credit issued under the Credit Agreement as of December 31, 2021 and December 31, 2020.

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

The Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets, merge with other companies or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio (based on consolidated EBITDA for the applicable trailing 12-month period as defined in the Credit Agreement) as of the end of any fiscal quarter. The Credit Agreement also contains customary events of default. As of December 31, 2021, the Company was in compliance with the terms of the Credit Agreement.

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (0.07% at December 31, 2021) plus 0.50%, Bank of America’s prime rate (3.25% at December 31, 2021), or the Eurocurrency rate plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (0.10% at December 31, 2021). All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

In March 2020, the Company increased its borrowings under the Credit Agreement by $169,546 as a safeguard to increase its cash position and provide additional financial flexibility due to the COVID-19 pandemic. The proceeds were used for working capital and for other general corporate purposes permitted by the Credit Agreement. As of the end of the first quarter of 2021, the Company repaid the full drawdown of $169,546 from March 2020 under the Credit Agreement. As of December 31, 2021, $35,000 was outstanding under the Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter. Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $440,000 remained available as of December 31, 2021 for additional borrowings under the Credit Agreement subject to specified conditions that Gentherm currently satisfies.

 DEG Vietnam Loan

The Company also has a fixed interest rate loan with the German Investment Corporation (“DEG”), a subsidiary of KfW Banking Group, a Germany government-owned development bank.  The fixed interest rate senior loan agreement with DEG was used to finance the construction and set up of the Vietnam production facility (“DEG Vietnam Loan”).  The DEG Vietnam Loan is subject to semi-annual principal payments that began November, 2017 and will end May, 2023.  Under the terms of the DEG Vietnam Loan, the Company must maintain a minimum Enhanced Equity Ratio, as defined by the DEG Vietnam Loan agreement, based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Vietnam Co. Ltd.  As of December 31, 2021, the Company was in compliance with all terms as outlined in the DEG Vietnam Loan.

The scheduled principal maturities of our debt as of December 31, 2021 were as follows:

	DEG Vietnam Note	U.S. Revolving Note	Total
2022	$2,500	$—	$2,500
2023	1,250	—	1,250
2024	—	35,000	35,000
Total	$3,750	$35,000	$38,750

Note 10 — Pension and Other Post Retirement Benefit Plans

The Company maintains a U.S. defined benefit pension plan covering its former Chief Executive Officer (“U.S. Plan”) and a German defined benefit pension plan covering certain retired executive employees of the Company’s wholly owned subsidiary, Gentherm GmbH (“German Plan”).

The components of net periodic benefit cost for the Company’s defined benefit plans for the years ended December 31, 2021, 2020 and 2019 were as follows:

	U.S. Plan			German Plan
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Net periodic benefit cost:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	42	85	127	91	88	147
Expected return on plan assets	—	—	—	(120)	(121)	(126)
Amortization of prior service cost and actuarial loss	26	7	—	133	124	72
Net periodic benefit cost	$68	$92	$127	$104	$91	$93
Assumptions:
Discount rate	1.20%	2.40%	3.65%	1.08%	1.06%	1.06%
Long-term return on assets	N/A	N/A	N/A	2.90%	3.10%	3.10%

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

A reconciliation of the change in benefit obligation and the change in plan assets for the years ended December 31, 2021 and 2020 is as follows:

	U.S. Plan		German Plan
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Change in projected benefit obligation:
Balance at beginning of year	$3,847	$3,871	$8,934	$8,353
Interest cost	42	85	91	88
Paid pension distributions	(342)	(342)	(310)	(294)
Actuarial (gain) loss	(101)	233	9	40
Exchange rate impact	—	—	(622)	747
Balance at end of year	$3,446	$3,847	$8,102	$8,934
Change in plan assets:
Balance at beginning of year	—	—	4,276	3,825
Actual return on plan assets	—	—	98	96
Contributions	—	—	310	294
Paid pension distributions	—	—	(310)	(294)
Exchange rate impact	—	—	(305)	355
Balance at end of year	$—	$—	$4,069	$4,276

Underfunded Status	$(3,446)	$(3,847)	$(4,033)	$(4,658)

Balance sheet classification:
Other current liabilities	$(342)	$(342)	$(306)	$—
Pension benefit obligation	(3,104)	(3,505)	(3,727)	(4,658)
Accumulated other comprehensive loss (pre-tax):
Actuarial losses	575	701	3,288	3,644

Assumptions:
Discount rate	1.80%	1.20%	1.25%	1.08%

Pre-tax amounts included in AOCI that are expected to be recognized in net periodic benefit cost during the year ended December 31, 2022 are as follows:

	U.S Plan	German Plan
Actuarial losses	$21	$124

The accumulated benefit obligations were as follows:

	U.S. Plan		German Plan
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Accumulated benefit obligation	$3,446	$3,847	$8,102	$8,934

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

Contributions

We do not expect contributions to be paid to the U.S. Plan or the German Plan during the next fiscal year.

The schedule of future expected pension payments is as follows:

	Projected Pension Benefit Payments
Year	U.S Plan	German Plan
2022	$342	$306
2023	342	316
2024	342	309
2025	342	301
2026	342	292
2027-2031	1,710	2,988
Total	$3,420	$4,512

Defined contribution plans

The Company also sponsors defined contribution plans for eligible employees. On a discretionary basis, the Company matches a portion of the employee contributions and or makes additional discretionary contributions. Gentherm recognized costs of $1,724, $1,275 and $1,384 related to contributions to its defined contribution plans during the years ended December 31, 2021, 2020 and 2019, respectively.

Note 11 — Commitments and Contingencies

Legal and other contingencies

The Company may be subject to various legal actions and claims in the ordinary course of its business, including those arising out of breach of contracts, intellectual property rights, environmental matters, regulatory matters and employment-related matters.  The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on its consolidated results of operations or financial position. Product liability and warranty reserves are recorded separately from legal reserves.

Product Liability and Warranty Matters

In the event that the Company’s products fail to perform as expected or result in alleged bodily injury or property damage, our products may subject us to warranty claims and product liability. If any of our products are or are alleged to be defective, we may be required to participate in a recall or other corrective action involving such products. The Company maintains liability insurance coverage at levels based on commercial norms and historical claims experience. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims.

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

The following is a reconciliation of the changes in accrued warranty costs:

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$2,391	$4,596
Warranty claims paid	(2,164)	(2,598)
Warranty expense for products shipped during the current period	1,813	1,223
Adjustments to warranty estimates from prior periods	(73)	(893)
Adjustments due to currency translation	(51)	63
Balance at end of year	$1,916	$2,391

Other matters

Purchase commitments for materials, supplies, services and capital expenditures, as part of the normal course of business, are generally consistent from year to year. Commitments for capital expenditures as of December 31, 2021 were $5,388. During the year ended December 31, 2021, the Company entered into agreements with various suppliers to reserve the right to purchase certain semiconductor chips over the next 24 months, with volume commitments determined based on our anticipated production requirements. As of December 31, 2021, the Company’s total commitments for these semiconductor chip agreements was $24,457. Such agreements provide the Company with priority access to semiconductor chips as they become available, however, these agreements do not guarantee that our suppliers will meet the timing and quantities requested by Gentherm. All other purchase commitments as of December 31, 2021 were immaterial.

Employees

Approximately 23% of the Company’s workforce are members of industrial trade unions and are employed under the terms of various labor agreements.  None of these agreements expire in 2022.

Note 12 — Earnings Per Share

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019
Net income	$93,434	$59,690	$48,866

Basic weighted average shares of Common Stock outstanding	33,085,732	32,666,025	33,120,076
Dilutive effect of stock options, restricted stock awards and restricted stock units	423,988	362,079	177,513
Diluted weighted average shares of Common Stock outstanding	33,509,720	33,028,104	33,297,589

Basic earnings per share	$2.82	$1.83	$1.48
Diluted earnings per share	$2.79	$1.81	$1.47

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table represents Common Stock issuable upon the exercise of certain stock options that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Year Ended December 31,
	2021	2020	2019
Anti-dilutive securities share impact	—	12,000	214,000

See Note 17 for information about the Company’s different equity incentive plans.

Note 13 —Financial Instruments

Derivative Financial Instruments

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates, changes in interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to its debt obligations under the Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, North Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won and Vietnamese Dong.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which the Company hedges its exposure to foreign currency exchange risks and price fluctuations in material commodities is fifteen months. The Company had foreign currency derivative contracts with a notional value of $13,974 and $13,299 and copper commodity swap contracts with a notional value of $309 and $0 outstanding as of December 31, 2021 and 2020, respectively. The principal currency hedged by the Company was the Mexican Peso.

The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company’s hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to AOCI in the consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in Accumulated other comprehensive loss is recorded in earnings in the consolidated statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The Company records the ineffective portion of foreign currency and copper commodity hedging instruments, if any, to cost of sales, in the consolidated statements of income. Cash flows associated with derivatives are reported in net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

Information related to the recurring fair value measurement of derivative financial instruments in the consolidated balance sheet as of December 31, 2021 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$294	Other current liabilities	$—	$294
Commodity hedges	Cash flow hedge	Level 2	Other current assets	$6	Other current liabilities	$—	$6

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Information related to the recurring fair value measurement of derivative financial instruments in the consolidated balance sheet as of December 31, 2020 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$1,513	Other current liabilities	$—	$1,513
Commodity hedges	Cash flow hedge	Level 2	Other current assets	$—	Other current liabilities	$—	$—

Information related to the effect of derivative instruments in the consolidated statements of income is as follows:

		Year Ended December 31,
	Location	2021	2020	2019
Foreign currency derivatives	Cost of sales	$1,609	$(1,629)	$1,976
	Other comprehensive (loss) income	(1,217)	272	1,151
	Foreign currency loss	—	(118)	(46)
Total foreign currency derivatives		$392	$(1,475)	$3,081

Commodity derivatives	Cost of sales	$14	$—	$—
	Other comprehensive (loss) income	6	—	—
Total commodity derivatives		$20	$—	$—

The Company did not incur any hedge ineffectiveness during the years ended December 31, 2021 and 2020.

Accounts Receivable Factoring

In June 2021, the Company entered into a receivable factoring arrangement that provides for aggregate purchases of up to $41,300 of specified customer accounts in North America. The receivable factoring arrangement results in true sales of the transferred receivables, which are excluded from amounts reported in the consolidated condensed balance sheets when the receivables are transferred in accordance with ASC 860, "Transfers and Servicing”.  As of December 31, 2021, there were no outstanding receivables transferred under the receivable factoring agreement.

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative financial instruments (see Note 13) and pension plan assets (see Note 10), the Company has no material financial assets and liabilities that are carried at fair value at December 31, 2021 and 2020. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.  On July 1, the Company acquired B&E for $2,827. The purchase price was allocated to inventory (Level 2), property and equipment (Level 2) and other intangible assets (Level 3) based on their estimated fair values as of the acquisition date. As of December 31, 2021, and December 31, 2020, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

 Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  As of December 31, 2021, and 2020, the carrying values of the indebtedness under the Company’s Credit Agreement were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 9). Discount rates used to measure the fair value of Gentherm’s DEG Vietnam Loan are based on quoted swap rates. As of December 31, 2021, the carrying value of the DEG Vietnam Loan was $3,750, as compared to an estimated fair value of $3,778. As of December 31, 2020, the carrying value of the DEG Vietnam Loan was $6,250 as compared to an estimated fair value of $6,360.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 15 — Equity

Common Stock

The Company is authorized to issue up to 59,991,000 shares, of which 55,000,000 shares shall be common stock, without par value, and 4,991,000 shall be Preferred Stock, without par value.  As of December 31, 2021, an aggregate of 33,008,185 shares of its common stock were issued and outstanding.  As of December 31, 2021, there are no preferred stock shares issued or outstanding. The Company’s common stock is listed on the Nasdaq Global Select Market under the symbol, “THRM”, and has the following rights and privileges:

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

Stock Repurchase Program

In December 2020, the Board of Directors of Gentherm Incorporated (“Board of Directors”) authorized a stock repurchase program (the “2020 Stock Repurchase Program”) to commence upon expiration of the prior stock repurchase program on December 15, 2020. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150,000 of its issued and outstanding common stock over a three-year period, expiring December 15, 2023.

Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. During the year ended December 31, 2021, the Company repurchased approximately $20,000 of shares under the 2020 Stock Repurchase Program with an average price paid per share of $83.44. The 2020 Stock Repurchase Program had $130,000 repurchase authorization remaining as of December 31, 2021.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 16 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the years ended December 31, 2021, 2020 and 2019 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2020	$(3,451)	$(12,637)	$—		$1,106		$(14,982)
Other comprehensive income (loss) before reclassifications	512	(21,274)	20		392		(20,350)
Income tax effect of other comprehensive income (loss) before reclassifications	(71)	(277)	(4)		(85)		(437)
Amounts reclassified from accumulated other comprehensive loss into net income	159	—	(14)	a	(1,609)	a	(1,464)
Income taxes reclassified into net income	(42)	—	3		350		311
Net current period other comprehensive income (loss)	558	(21,551)	5		(952)		(21,940)
Balance at December 31, 2021	$(2,893)	$(34,188)	$5		$154		$(36,922)

(a)

The amounts reclassified from Accumulated other comprehensive income (loss) are included in Cost of sales.  See Note 13 for information related to the effect of commodity and foreign currency derivative instrument`s on our consolidated statements of income.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2019	$(3,371)	$(39,879)	$895		$(42,355)
Other comprehensive (loss) income before reclassifications	(328)	27,147	(1,751)		25,068
Income tax effect of other comprehensive (loss) income before reclassifications	117	95	381		593
Amounts reclassified from accumulated other comprehensive loss into net income	131	—	2,023	a	2,154
Income taxes reclassified into net income	—	—	(442)		(442)
Net current period other comprehensive (loss) income	(80)	27,242	211		27,373
Balance at December 31, 2020	$(3,451)	$(12,637)	$1,106		$(14,982)

(a)

The amounts reclassified from Accumulated other comprehensive income (loss) are included in Cost of sales.  See Note 13 for information related to the effect of commodity and foreign currency derivative instrument`s on our consolidated statements of income.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2018	$(2,339)	$(37,157)	$(4)		$(39,500)
Other comprehensive (loss) income before reclassifications	(1,264)	(2,329)	2,259		(1,334)
Income tax effect of other comprehensive (loss) income before reclassifications	232	(393)	(493)		(654)
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(1,108)	a	(1,108)
Income taxes reclassified into net income	—	—	241		241
Net current period other comprehensive (loss) income	(1,032)	(2,722)	899		(2,855)
Balance at December 31, 2019	$(3,371)	$(39,879)	$895		$(42,355)

(a)

The amounts reclassified from Accumulated other comprehensive income (loss) are included in Cost of sales.  See Note 13 for information related to the effect of commodity and foreign currency derivative instrument`s on our consolidated statements of income.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

We expect all of the existing gains and losses related to foreign currency and commodity derivatives reported in Accumulated other comprehensive income (loss) as of December 31, 2021 to be reclassified into earnings during the twelve-month period ending December 31, 2022.

Note 17 — Accounting for Stock Based Compensation

On May 16, 2013, the Compensation Committee of the Company’s Board of Directors (the “Board”) approved the Gentherm Incorporated 2013 Equity Incentive Plan (the “2013 Plan”), covering 3,500,000 shares of our Common Stock.  The 2013 Plan was amended on May 19, 2017 to increase the number of available shares by 2,000,000 and further amended on May 21, 2020 to increase the number of available shares by 2,450,000. The 2013 Plan permits the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) shares and certain other awards to employees, outside directors and consultants and advisors of the Company.  As of December 31, 2021, the Company had an aggregate of 2,739,534 shares of Common Stock available to issue under the 2013 Plan.  All equity plans are administered by the Compensation Committee of the Board.

During the three-year period ended December 31, 2021, the Company has outstanding stock options, SARs, restricted stock awards and restricted stock units to employees, directors and consultants.  These awards become available to the recipient upon the satisfaction of a vesting condition, either based on a period of service or based on the performance of a specific achievement.  For equity-based awards with a service condition, the requisite service period typically ranges between three to four years for employees and consultants and one year for directors. As of December 31, 2021, there were 319,336 PSUs outstanding. These awards cliff vest after three-years based on the Company’s achievement of either a target return on invested capital ratio (“ROIC”), as defined in the award agreement, for a specified fiscal year a target three year cumulative Adjusted EBITDA (“Adjusted EBITDA”), as defined in the award agreement, or the Company’s relative total shareholder return (“TSR”), as defined in the award agreement, during a specific three-year measurement period. In each case, awards will be earned at 50% of the target number of shares for achieving a minimum threshold or up to 200% of the target number of shares for exceeding the target, with a linear adjustment between threshold and target or between target and stretch performance goals. All other outstanding, unvested equity-based awards were service based. Equity-based award vesting may be accelerated at the discretion of the Board under conditions specified in the 2013 plan.

Under FASB ASC Topic 718, the provisions of the PSUs that vest upon the achievement of relative TSR are considered a market condition, and therefore the effect of that market condition is reflected in the grant date fair value for this portion award. A third party was engaged to complete a Monte Carlo simulation to account for the market condition.  That simulation takes into account the beginning stock price of our common stock, the expected volatilities for the relative TSR comparator group, the expected volatilities for the Company’s stock price, correlation coefficients, the expected risk-free rate of return and the expected dividend yield of the Company and the comparator group.  The single grant-date fair value computed by this valuation method is recognized by the Company in accounting for the awards regardless of the actual future outcome of the relative TSR feature. The grant date fair value of the other PSUs and RSUs are calculated as the closing price of our common stock as quoted on Nasdaq on the grant date multiplied by the number of shares subject to the award. Each of ROIC and Adjusted EBITDA is considered a performance condition and the grant-date fair value for ROIC PSUs and Adjusted EBITDA PSUs corresponds with management's expectation of the probable outcome of the performance condition as of the grant date.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The total recognized and unrecognized stock-based compensation expense is as follows:

Stock-Based Compensation Expense	2021	2020	2019	Unrecognized Stock-Based Compensation Expense at December 31, 2021
Options	$482	$836	$885	$-
Restricted Shares	1,198	1,495	1,600	309
Restricted Stock Units	4,594	3,137	1,751	7,423
Performance Based Units	5,535	3,361	2,017	8,572
Stock Appreciation Rights	2,721	5,494	2,336	-
Total Stock-Based Compensation	$14,530	$14,323	$8,589	$16,304

The related deferred tax benefit for the years ended December 31, 2021, 2020 and 2019 was $2,725, $3,002, and $1,573, respectively. If Gentherm were to realize expired share-based payment arrangements, they would be reported as a forfeit in the activity roll forward tables below.

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2021, 2020 and 2019:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,653,000	$38.53	4.28	$3,610
Granted	—	—
Exercised	(428,250)	38.66
Forfeited	(355,750)	39.99
Outstanding at December 31, 2019	869,000	$37.87	3.51	$5,172
Granted	—	—
Exercised	(434,250)	38.12
Forfeited	(6,750)	38.05
Outstanding at December 31, 2020	428,000	$37.61	3.20	$11,815
Granted	—	—
Exercised	(215,250)	38.46
Forfeited	(6,000)	38.05
Outstanding at December 31, 2021	206,750	$36.72	2.60	$10,375
Exercisable at December 31, 2021	206,750	$36.72	2.60	$10,375

There have been no stock options granted since the year ended December 31, 2017 and all options are currently vested. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $8,269, $5,317 and $1,681, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Restricted Stock

The following table summarizes restricted stock activity during the years ended December 31, 2021, 2020 and 2019:

Unvested Restricted Shares	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	136,566	$37.16
Granted	19,920	40.16
Vested	(91,566)	37.09
Forfeited	(30,000)	38.05
Outstanding at December 31, 2019	34,920	$38.31
Granted	32,406	39.96
Vested	(32,420)	38.33
Forfeited	—	—
Outstanding at December 31, 2020	34,906	$39.82
Granted	13,742	70.18
Vested	(37,272)	41.70
Forfeited	—	—
Outstanding at December 31, 2021	11,376	$70.33

The compensation cost associated with restricted shares is estimated on the date of grant using quoted market prices (Level 1 input). The total fair value of restricted shares vested in 2021, 2020 and 2019 was $1,554, $1,499 and $3,697, respectively.

RSUs

The following table summarizes restricted stock unit activity during the years ended December 31, 2021, 2020 and 2019:

Unvested Restricted Stock Units	Time Vesting Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	86,392	$42.53
Granted	107,391	40.99
Vested	(23,956)	42.62
Forfeited	(28,086)	39.88
Outstanding at December 31, 2019	141,741	$42.16
Granted	132,864	34.41
Vested	(50,953)	42.13
Forfeited	(14,747)	39.16
Outstanding at December 31, 2020	208,905	$37.26
Granted	93,539	79.79
Vested	(88,296)	38.49
Forfeited	(20,522)	48.76
Outstanding at December 31, 2021	193,626	$56.02

The total intrinsic value of restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $3,398, $2,214 and $1,000, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

PSUs

The following table summarizes performance stock unit activity during the years ended December 31, 2021, 2020 and 2019:

Unvested Performance Stock Units	Relative TSR Target Shares	Weighted-Average Grant Date Fair Value	ROIC Target Shares	Weighted-Average Grant Date Fair Value	Adjusted EBITDA Target Shares	Weighted-Average Grant Date Fair Value	Total
Outstanding at December 31, 2018	64,785	$62.45	64,792	$42.53	—	$—	129,577
Granted	56,380	57.39	56,375	41.51	—	—	112,755
Vested	—	—	—	—	—	—	—
Forfeited	(26,124)	53.98	(26,128)	39.41	—	—	(52,252)
Outstanding at December 31, 2019	95,041	$61.77	95,039	$42.78	—	$—	190,080
Granted	77,967	49.25	77,967	33.72	—	—	155,934
Vested	—	—	—	—	—	—	—
Forfeited	(15,090)	56.84	(15,090)	39.96	—	—	(30,180)
Outstanding at December 31, 2020	157,918	$56.06	157,916	$38.58	—	$—	315,834
Granted	20,626	118.08	40,580	78.98	39,930	79.49	101,136
Performance Adjustment	30,828	69.18	(30,830)	44.92	—	—	(2)
Vested	(61,656)	69.18	—	—	—	—	(61,656)
Forfeited	(16,148)	61.10	(17,374)	44.32	(2,454)	79.49	(35,976)
Outstanding at December 31, 2021	131,568	$62.09	150,292	$47.52	37,476	$79.49	319,336

The total intrinsic value of performance stock units vested during the years ended December 31, 2021, 2020 and 2019 was $4,265, $0 and $0, respectively.

SARs

The following table summarizes SARs activity during the years ended December 31, 2021, 2020 and 2019:

Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	988,100	$40.61	3.57	$2,064
Granted	—	—
Exercised	(179,500)	32.84
Forfeited	(254,350)	42.63
Outstanding at December 31, 2019	554,250	$39.41	2.84	$2,981
Granted	—	—
Exercised	(342,150)	38.22
Forfeited	(40,500)	44.39
Outstanding at December 31, 2020	171,600	$40.60	2.44	$4,224
Granted	—	—
Exercised	(116,000)	40.34
Forfeited	—	—
Outstanding at December 31, 2021	55,600	$41.15	1.28	$2,544
Exercisable at December 31, 2021	55,600	$41.15	1.28	$2,544

There have been no SARs granted since the year ended December 31, 2017 and all SARs are currently vested. The total intrinsic value of SARs exercised during the years ended December 31, 2021, 2020 and 2019 was $4,301, $4,164 and $1,588, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 18 — Income Taxes

The income tax provisions were calculated based upon the following components of earnings before income tax for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Earnings before income tax:
Domestic	$(4,547)	$(11,374)	$74,531
Foreign	118,399	92,930	(15,380)
Earnings before income tax	$113,852	$81,556	$59,151

The components of the provision for income taxes for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Current income tax expense:
Federal	$1,944	$784	$262
State and local	234	83	94
Foreign	18,390	20,150	17,672
Total current income tax expense	$20,568	21,017	18,028
Deferred income tax (benefit) expense:
Federal	(4,400)	(2,302)	(2,490)
State and local	(91)	32	(1)
Foreign	4,341	3,119	(5,252)
Total deferred (benefit) income tax expense	(150)	849	(7,743)
Total income tax expense	$20,418	$21,866	$10,285

As of December 31, 2021, deferred U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries since these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one-time transition tax or global intangible low-taxed income (“GILTI”) provision, or they will be offset with a 100% dividend received deduction.  However, the Company continues to provide a deferred tax liability for foreign income and withholding tax that will be incurred with respect to the undistributed foreign earnings that are not indefinitely reinvested.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$25,610	$22,658
Intangible assets	21,179	29,145
Research and development credits	9,736	10,773
Property and equipment	7,071	7,426
Valuation reserves and accrued liabilities	7,333	7,131
Capitalized Research and Development Costs	9,018
Stock compensation	3,832	4,200
Defined benefit obligation	1,466	1,974
Inventory	1,914	1,571
Other credits	10,158	12,068
Unrealized foreign currency exchange loss	—	1,431
Other	146	64
Total deferred tax asset	97,463	98,441
Valuation allowance	(16,090)	(17,197)
Deferred tax liabilities:
Unrealized foreign currency exchange gains	$(2,488)	$—
Undistributed profits of subsidiary	(6,676)	(5,727)
Property and equipment	(2,420)	(2,758)
Other	(1,428)	(572)
Total deferred tax liability	(13,012)	(9,057)
Net deferred tax asset	$68,361	$72,187

Reconciliations between the statutory Federal income tax rate and the effective rate of income tax expense for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory Federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Change in valuation allowance	(1.2)%	(0.4)%	11.5%
Effect of different tax rates of foreign jurisdictions	(5.2)%	(4.7)%	(24.8)%
US taxes on foreign income, net of taxes paid credit	2.0%	2.5%	4.3%
Tax credits & deductions related to R&D	(2.3)%	(3.8)%	(3.6)%
Non-deductible expenses	1.7%	2.1%	3.4%
Other foreign, state and local taxes	1.6%	1.4%	1.7%
Tax effects of intercompany transfers	0.6%	1.4%	1.5%
Undistributed profit of subsidiaries	1.0%	0.9%	1.2%
Stock Option Compensation	(2.0)%	(0.4)%	1.0%
Audit Settlements and Statute Expirations	0.0%	3.9%	0.6%
Other	0.7%	2.9%	(0.4)%
Effective rate	17.9%	26.8%	17.4%

The Company has Net Operating Loss (“NOL”) carryforwards as follows:

Jurisdiction	Amount as of December 31, 2021	Years of Expiration
U.S. state income tax	$67,795	2022-2041
Foreign	$199,153	Never

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

We have NOL carryforwards in various states associated with the benefits of the state dividends received reduction and foreign royalty exclusion.  The state NOL carryforwards generally expire at various dates from 2022 to 2041. We have concluded that there is not sufficient evidence these NOL carryforwards will be utilized, and thus have not recognized the benefit of these NOL carryforwards.

At December 31, 2021, certain non-U.S. subsidiaries had NOL carryforwards totaling $199,153 which have no expiration date.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of December 31, 2021, the Company was no longer subject to U.S. Federal examinations by tax authorities for tax years before 2017 and was no longer subject to foreign examinations by tax authorities for tax years before 2014.

The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2024 – 2025.   The amount of corporate income tax savings realized by the Company as a result of the tax holidays during the current and prior years was immaterial as a result of operating losses previously generated.

At December 31, 2021, 2020 and 2019, the Company had total unrecognized tax benefits of $5,665, $4,967 and $3,795, respectively, all of which, if recognized, would affect the effective income tax rates. The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$4,967	$3,795	$2,819
Additions based on tax position related to current year	1,105	1,489	661
Additions based on tax position related to prior year	160	179	352
Reductions from settlements and statute of limitation expiration	(312)	(650)	—
Effect of foreign currency translation	(255)	154	(37)
Balance at end of year	$5,665	$4,967	$3,795

The Company classifies income tax-related penalties and net interest as income tax expense.  In the years ended December 31, 2021, 2020 and 2019, income tax related interest and penalties were not material. It is reasonably possible that audit settlements, the conclusions of current examinations or the expiration of the statute of limitations in several jurisdictions could impact the Company’s unrecognized tax benefits.

Note 19 — Segment Reporting

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

•	Medical — this segment represents the results from our patient temperature management business within the medical industry.

The Corporate category includes unallocated costs related to our corporate headquarter activities, including selling, general and administrative costs and acquisition transaction costs, which do not meet the requirements for being classified as an operating segment.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The tables below present segment information about the reported product revenues and operating income of the Company for years ended December 31, 2021, 2020 and 2019. With the exception of goodwill, asset information by segment is not reported since the Company does not manage assets at a segment level.

	Automotive	Medical	Corporate	Total
2021:
Product revenues	$1,004,633	$41,517	$—	$1,046,150
Depreciation and amortization	35,389	2,460	931	38,780
Operating income (loss)	162,994	(1,829)	(46,159)	115,006
2020:
Product revenues	$869,998	$43,100	$—	$913,098
Depreciation and amortization	37,662	2,366	1,086	41,114
Operating income (loss)	138,410	971	(50,164)	89,217
2019:
Product revenues	$920,225	$51,459	$—	$971,684
Depreciation and amortization	40,923	1,621	1,702	44,246
Operating income (loss)	141,206	(5,735)	(51,211)	84,260

Automotive and Medical segment product revenues by product category for each of the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Climate Control Seat	$393,816	$342,550	$359,355
Seat Heaters	270,054	249,665	284,174
Steering Wheel Heaters	102,496	76,272	65,426
Automotive Cables	84,114	73,997	88,031
Battery Performance Solutions	69,594	50,901	41,498
Electronics	51,648	53,238	47,542
Other Automotive	32,911	23,375	34,199
Subtotal Automotive segment	1,004,633	869,998	920,225
Medical	41,517	43,100	36,860
GPT	—	—	11,181
CSZ-IC	—	—	3,418
Subtotal Medical segment	41,517	43,100	51,459
Total Company	$1,046,150	$913,098	$971,684

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Revenue (based on shipment destination) by geographic area for each of the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
United States	$404,466	$377,577	$440,316
China	142,816	101,039	71,461
South Korea	93,516	88,745	63,339
Germany	66,929	58,536	81,315
Japan	63,527	57,785	76,197
Romania	51,367	33,147	26,213
Other	223,529	196,269	212,843
Total Non-U.S.	641,684	535,521	531,368
Total Company	$1,046,150	$913,098	$971,684

The table below lists the percentage of total product revenues generated from sales to customers which contributed 10% or more to the Company’s total consolidated product revenue for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Lear	15%	15%	16%
Adient	15%	14%	15%

Property and equipment, net, for each of the geographic areas in which the Company operates as of December 31, 2021 and 2020 is as follows:

	December 31,
Property and equipment, net	2021	2020
North Macedonia	$32,682	$36,925
China	25,411	20,375
Mexico	20,296	16,034
Vietnam	19,876	21,080
United States	19,222	19,011
Germany	16,174	15,641
Ukraine	9,539	9,034
Hungary	8,995	10,079
Other	3,075	4,402
Total	$155,270	$152,581

GENTHERM INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other Activity	Deductions from Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2019	$851	$969	$(8)	$(619)	$1,193
Year Ended December 31, 2020	1,193	1,298	33	(1,363)	1,161
Year Ended December 31, 2021	1,161	1,066	(12)	(816)	1,399

Allowance for Deferred Income Tax Assets
Year Ended December 31, 2019	$9,977	$7,830	$(491)	$—	$17,316
Year Ended December 31, 2020	17,316	—	139	(258)	17,197
Year Ended December 31, 2021	17,197	357	(102)	(1,362)	16,090

Reserve for Inventory
Year Ended December 31, 2019	$6,270	$1,679	$(56)	$(1,820)	$6,073
Year Ended December 31, 2020	6,073	1,768	214	(914)	7,141
Year Ended December 31, 2021	7,141	2,499	(134)	(3,492)	6,014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTHERM INCORPORATED

By:	/S/ Phillip Eyler
Phillip Eyler
Chief Executive Officer

Date: February 17, 2022

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ PHILLIP EYLER	Director, President and Chief	February 17, 2022
PHILLIP EYLER	Executive Officer (Principal Executive Officer)

/s/ MATTEO ANVERSA	Executive Vice President, Chief	February 17, 2022
MATTEO ANVERSA	Financial Officer and Treasurer (Principal Financial Officer)

/s/ JENNIFER ZOLDOS	Chief Accounting Officer	February 17, 2022
JENNIFER ZOLDOS	(Principal Accounting Officer)

*	Director, Chairman of the Board	February 17, 2022
RONALD HUNDZINSKI

*	Director	February 17, 2022
SOPHIE DESORMIERE

*	Director	February 17, 2022
YVONNE HAO

*	Director	February 17, 2022
David Heinzmann

*	Director	February 17, 2022
CHARLES KUMMETH

*	Director	February 17, 2022
BETSY METER

*	Director	February 17, 2022
BYRON SHAW

*	Director	February 17, 2022
JOHN STACEY

*By:	/s/ Phillip Eyler
Phillip Eyler, Attorney-in-Fact