Form 10-Q
period 2022-03-31
GENTHERM Inc
filed 2022-05-04
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

At April 29, 2022, there were 33,131,660 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$177,917	$190,606
Accounts receivable, net	207,351	182,987
Inventory:
Raw materials	111,621	96,426
Work in process	10,991	9,495
Finished goods	53,556	53,556
Inventory, net	176,168	159,477
Other current assets	41,034	32,775
Total current assets	602,470	565,845
Property and equipment, net	152,288	155,270
Goodwill	64,979	66,033
Other intangible assets, net	34,982	37,554
Operating lease right-of-use assets	27,445	24,387
Deferred income tax assets	69,420	69,630
Other non-current assets	15,529	16,624
Total assets	$967,113	$935,343
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$156,236	$122,727
Current lease liabilities	5,920	5,669
Current maturities of long-term debt	2,500	2,500
Other current liabilities	79,044	82,193
Total current liabilities	243,700	213,089
Long-term debt, less current maturities	36,250	36,250
Non-current lease liabilities	19,978	19,789
Pension benefit obligation	6,362	6,832
Other non-current liabilities	5,036	5,577
Total liabilities	$311,326	$281,537
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 33,127,531 and 33,008,185 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	117,832	118,646
Paid-in capital	5,720	5,866
Accumulated other comprehensive loss	(45,728)	(36,922)
Accumulated earnings	577,963	566,216
Total shareholders’ equity	655,787	653,806
Total liabilities and shareholders’ equity	$967,113	$935,343

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Product revenues	$267,657	$288,535
Cost of sales	203,544	200,866
Gross margin	64,113	87,669
Operating expenses:
Net research and development expenses	20,434	17,603
Selling, general and administrative expenses	29,308	28,526
Restructuring expenses	181	791
Total operating expenses	49,923	46,920
Operating income	14,190	40,749
Interest expense, net	(569)	(1,039)
Foreign currency gain	2,217	773
Other income (loss)	204	(9)
Earnings before income tax	16,042	40,474
Income tax expense	4,295	7,565
Net income	$11,747	$32,909
Basic earnings per share	$0.36	$1.00
Diluted earnings per share	$0.35	$0.99
Weighted average number of shares – basic	33,035	32,946
Weighted average number of shares – diluted	33,377	33,390

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$11,747	$32,909
Other comprehensive loss:
Pension benefit obligations	29	—
Foreign currency translation adjustments	(9,294)	(13,152)
Unrealized gain (loss) on foreign currency derivative securities, net of tax	464	(522)
Unrealized loss on commodity derivative securities, net of tax	(5)	—
Other comprehensive loss, net of tax	(8,806)	(13,674)
Comprehensive income	$2,941	$19,235

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net income	$11,747	$32,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,577	9,854
Deferred income taxes	(778)	105
Non-cash stock based compensation	2,279	4,460
Loss on disposition of property and equipment	107	242
Other	256	(103)
Changes in assets and liabilities:
Accounts receivable, net	(25,788)	(13,931)
Inventory	(18,116)	(11,546)
Other assets	(10,716)	3,243
Accounts payable	34,097	18,113
Other liabilities	(3,349)	(3,679)
Net cash (used in) provided by operating activities	(684)	39,667
Investing Activities:
Purchases of property and equipment	(5,659)	(9,913)
Proceeds from the sale of property and equipment	52	10
Cost of technology investments	(350)	(200)
Net cash used in investing activities	(5,957)	(10,103)
Financing Activities:
Repayments of debt	—	(130,000)
Proceeds from the exercise of Common Stock options	569	5,984
Taxes withheld and paid on employees' share-based payment awards	(4,319)	(1,532)
Acquisition contingent consideration payment	—	(68)
Net cash used in financing activities	(3,750)	(125,616)
Foreign currency effect	(2,298)	(1,338)
Net decrease in cash and cash equivalents	(12,689)	(97,390)
Cash and cash equivalents at beginning of period	190,606	268,345
Cash and cash equivalents at end of period	$177,917	$170,955
Supplemental disclosure of cash flow information:
Cash paid for taxes	$3,267	$2,555
Cash paid for interest	$421	$844

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2021	33,008	$118,646	$5,866	$(36,922)	$566,216	$653,806
Net income	—	—	—	—	11,747	11,747
Other comprehensive loss	—	—	—	(8,806)	—	(8,806)
Stock compensation, net	119	(814)	(146)	—	—	(960)
Balance at March 31, 2022	33,127	$117,832	$5,720	$(45,728)	$577,963	$655,787

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2020	32,921	$121,073	$7,458	$(14,982)	$472,782	$586,331
Net income	—	—	—	—	32,909	32,909
Other comprehensive loss	—	—	—	(13,674)	—	(13,674)
Stock compensation, net	190	8,527	(1,335)	—	—	7,192
Balance at March 31, 2021	33,111	$129,600	$6,123	$(28,656)	$505,691	$612,758

See accompanying notes to the consolidated condensed financial statements.

Note 1 – Overview

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

Basis of Presentation and Significant Accounting Policies

The unaudited consolidated condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The information furnished in the consolidated condensed financial statements include all adjustments (consisting of only normal, recurring adjustments), considered necessary to present fairly the results of operations, financial position and cash flows of the Company. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Variable Interest Entities

The Company maintains an ownership interest in a VIE, Carrar Ltd. (“Carrar”). Carrar is a technology developer of advanced thermal management systems for the electric mobility market. The Company determined that Carrar is a VIE; however, the Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of the investment. Therefore, the Company has concluded that it is not the primary beneficiary. Gentherm’s investment in Carrar is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.  The Carrar investment was $5,200 as of March 31, 2022 and December 31, 2021, and is recorded in Other non-current assets in the consolidated condensed balance sheet.

Revenue Recognition

The Company has no material contract assets or contract liabilities as of March 31, 2022.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $1,884 and $1,946 as of March 31, 2022 and December 31, 2021, respectively. These amounts are recorded in Other non-current assets and are being amortized into Product revenues over the expected production life of the applicable program.

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

Note 2 – New Accounting Pronouncements

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

Note 3 – Restructuring

Manufacturing Footprint Rationalization

In September 2019, the Company committed to a restructuring plan (“Plan”) to improve the Company’s manufacturing productivity and rationalize its footprint. Under this Plan, the Company is relocating and consolidating certain automotive electronics manufacturing plants in North America and China.  During 2021, the Company completed the closures and relocation of its automotive electronics manufacturing operations from Burlington, Canada to Celaya, Mexico and from Longgang, Shenzhen, China to Bantian, Shenzhen, China. As of March 31, 2022, the electronics manufacturing in Acuña, Mexico continues to transition to Celaya, Mexico.

During the three months ended March 31, 2022, the Company recognized restructuring expense of $50 for employee separation costs and $101 for other costs. During the three months ended March 31, 2021, the Company recognized restructuring expense of $206 for employee separation costs and $259 for other costs.

The Company has recorded approximately $10,256 of restructuring expenses since the inception of this program and as of March 31, 2022, $538 remains accrued. Actions under the Plan are expected to be substantially completed by the end of 2022 and future expenses are expected to be less than $1,000.

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the three months ended March 31, 2022, the Company recognized $30 for other costs.  During the three months ended March 31, 2021, the Company recognized $326 for employee separation costs.  These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to best cost locations and the reduction of global overhead costs.

Restructuring Expenses By Reporting Segment

The following table summarizes restructuring expense for the three months ended March 31, 2022 and 2021 by reporting segment:

	Three Months Ended March 31,
	2022	2021
Automotive	$181	$791
Medical	—	—
Corporate	—	—
Total	$181	$791

Restructuring Liability

Restructuring liabilities are classified as Other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring liability for the three months ended March 31, 2022:

	Employee Separation Costs	Other Related Costs	Total
Balance at December 31, 2021	$1,494	$—	$1,494
Additions, charged to restructuring expenses	—	131	131
Cash payments	(544)	(131)	(675)
Non-cash utilization	—	—	—
Change in estimate	50	—	50
Currency translation	(18)	—	(18)
Balance at March 31, 2022	$982	$—	$982

Note 4 – Details of Certain Balance Sheet Components

	March 31, 2022	December 31, 2021
Other current assets:
Notes receivable	$15,958	$13,033
Income tax and other tax receivable	12,501	10,681
Billable tooling	4,993	3,778
Prepaid expenses	4,751	3,407
Other	2,831	1,876
Total other current assets	$41,034	$32,775
Other current liabilities:
Liabilities from discounts and rebates	$26,632	$27,343
Accrued employee liabilities	21,244	28,818
Income tax and other taxes payable	19,529	17,068
Restructuring	982	1,494
Accrued warranty	1,772	1,916
Other	8,885	5,554
Total other current liabilities	$79,044	$82,193

Note 5 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2022 was as follows:

	Automotive	Medical	Total
'Balance as of December 31, 2021	$37,329	$28,704	$66,033
Exchange rate impact	(762)	(292)	(1,054)
Balance as of March 31, 2022	$36,567	$28,412	$64,979

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$87,854	$(63,445)	$24,409	$90,448	$(64,105)	$26,343
Technology	28,706	(24,288)	4,418	29,464	(24,487)	4,977
Product development costs	19,661	(19,183)	478	20,329	(19,772)	557
Software development	1,007	—	1,007	1,007	—	1,007
Indefinite-lived:
Tradenames	4,670	—	4,670	4,670	—	4,670
Total	$141,898	$(106,916)	$34,982	$145,918	$(108,364)	$37,554

In addition to annual impairment testing, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. We are not presently aware of any events or circumstances that would require us to revise the carrying value of our assets or liabilities as of March 31, 2022.

Note 6 – Debt

The following table summarizes the Company’s debt as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Amended Credit Agreement:
U.S. Revolving Note (U.S. Dollar denominations)	1.71%	$35,000	1.35%	$35,000
U.S. Revolving Note (Euro denominations)	—	—	—	—
DEG Vietnam Loan	5.21%	3,750	5.21%	3,750
Total debt		38,750		38,750
Current maturities		(2,500)		(2,500)
Long-term debt, less current maturities		$36,250		$36,250

Credit Agreement

On June 27, 2019, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent, which includes a revolving credit note (“U.S. Revolving Note”). The Credit Agreement has a maximum borrowing capacity of $475,000 and matures on June 27, 2024. The Credit Agreement also provides $15,000 availability for the issuance of letters of credit and a maximum of $40,000 for swing line borrowing.  Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the Credit Agreement.  The Company had no outstanding letters of credit issued under the Credit Agreement as of March 31, 2022 and December 31, 2021.

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

The Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets, merge with other companies or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio (based on consolidated EBITDA for the applicable trailing 12-month period as defined in the Credit Agreement) as of the end of any fiscal quarter. The Credit Agreement also contains customary events of default. As of March 31, 2022, the Company was in compliance with the terms of the Credit Agreement.

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Eurocurrency rate (“Eurocurrency Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate (0.33% at March 31, 2022) plus 0.50%, Bank of America’s prime rate (3.50% at March 31, 2022), or the Eurocurrency rate plus 1.00%. The rate for Eurocurrency Rate Loans denominated in U.S. Dollars is equal to the London Interbank Offered Rate (0.45% at March 31, 2022). All loans denominated in a currency other than the U.S. Dollar must be Eurocurrency Rate Loans. Interest is payable at least quarterly.

The Applicable Rate varies based on the Consolidated Leverage Ratio reported by the Company. As long as the Company is not in default of the terms and conditions of the Credit Agreement, the lowest and highest possible Applicable Rate is 1.25% and 2.25%, respectively, for Eurocurrency Rate Loans and 0.25% and 1.25%, respectively, for Base Rate Loans.

As of March 31, 2022, $35,000 was outstanding under the Credit Agreement. Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio as of the end of any fiscal quarter.  Based upon consolidated EBITDA for the trailing twelve months calculated for purposes of the Consolidated Leverage Ratio, $424,521 remained available as of March 31, 2022 for additional borrowings under the Credit Agreement subject to specified conditions that Gentherm currently satisfies.

DEG Vietnam Loan

The Company also has a fixed interest rate loan with the German Investment Corporation (“DEG”), a subsidiary of KfW Banking Group, a Germany government-owned development bank.  The fixed interest rate senior loan agreement with DEG was used to finance the construction and set up of the Vietnam production facility (“DEG Vietnam Loan”).  The DEG Vietnam Loan is subject to semi-annual principal payments that began November 2017 and will end May 2023.  Under the terms of the DEG Vietnam Loan, the Company must maintain a minimum Enhanced Equity Ratio, as defined by the DEG Vietnam Loan agreement, based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Vietnam Co. Ltd. As of March 31, 2022, the Company was in compliance with the terms of the DEG Vietnam Loan.

The scheduled principal maturities of our debt as of March 31, 2022 were as follows:

	DEG Vietnam Note	U.S. Revolving Note	Total
2022	$2,500	$—	$2,500
2023	1,250	—	1,250
2024	—	35,000	35,000
Total	$3,750	$35,000	$38,750

Note 7 – Commitments and Contingencies

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

The following is a reconciliation of the changes in accrued warranty costs:

	Three Months Ended March 31,
	2022	2021
Balance at the beginning of the period	$1,916	$2,391
Warranty claims paid	(334)	(352)
Warranty expense for products shipped during the current period	354	519
Adjustments to warranty estimates from prior periods	(152)	271
Adjustments due to currency translation	(12)	(31)
Balance at the end of the period	$1,772	$2,798

Other matters

Purchase commitments for materials, supplies, services and capital expenditures, as part of the normal course of business, are generally consistent from year to year. In addition, due to supply shortages of semiconductors, the Company has entered into agreements with various suppliers to reserve the right to purchase certain semiconductor chips over periods of 12-24 months, with volume commitments determined based on our anticipated production requirements. As of March 31, 2022, the Company’s total commitments for these semiconductor chip agreements was $38,919. Such agreements provide the Company with priority access to semiconductor chips as they become available, however, these agreements do not guarantee that our suppliers will meet the timing and quantities requested by Gentherm. All other purchase commitments as of March 31, 2022 were immaterial.

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

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Net income	$11,747	$32,909

Basic weighted average shares of Common Stock outstanding	33,034,872	32,945,970
Dilutive effect of stock options, restricted stock awards and restricted stock units	341,892	443,621
Diluted weighted average shares of Common Stock outstanding	33,376,764	33,389,591

Basic earnings per share	$0.36	$1.00
Diluted earnings per share	$0.35	$0.99

There were no shares excluded from the Company’s diluted earnings per share for the three months ended March 31, 2022 and 2021 on the basis that their inclusion would have an anti-dilutive impact on the calculation.

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which the Company hedges its exposure to foreign currency exchange risks and price fluctuations in material commodities is fifteen months. The Company had foreign currency derivative contracts with a notional value of $21,180 and $13,974 and copper commodity swap contracts with a notional value of $0 and $309 outstanding as of March 31, 2022 and December 31, 2021, respectively.  The principal currency hedged by the Company was the Mexican Peso.

The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company’s hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to Accumulated other comprehensive loss in the consolidated condensed balance sheets.  When the underlying hedge transaction is realized, the gain or loss included in Accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  The Company records the ineffective portion of foreign currency and copper commodity hedging instruments, if any, to cost of sales, in the consolidated condensed statements of income.  Cash flows associated with derivatives are reported in net cash (used in) provided by operating activities in the Company’s consolidated condensed statements of cash flows.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of March 31, 2022 is as follows:

			Asset Derivatives		Liability Derivatives
	Hedge Designation	Fair Value Hierarchy	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Foreign currency derivatives	Cash flow hedge	Level 2	Other current assets	$904	Other current liabilities	$—	$904
Commodity hedges	Cash flow hedge	Level 2	Other current assets	$—	Other current liabilities	$—	$—

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of December 31, 2021 is as follows:

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

Information relating to the effect of derivative instruments on our consolidated condensed statements of income and the consolidated condensed statements of comprehensive income is as follows:

		Three Months Ended March 31,
	Location	2022	2021
Foreign currency derivatives	Cost of sales – income	$153	$478
	Other comprehensive income (loss)	610	(667)
Total foreign currency derivatives		$763	$(189)

Commodity derivatives	Cost of sales – income	$19	$—
	Other comprehensive loss	(6)	—
Total commodity derivatives		$13	$—

The Company did not incur any hedge ineffectiveness during the three months ended March 31, 2022 and 2021.

Accounts Receivable Factoring

The Company is party to a receivable factoring agreement with HSBC Bank USA, National Association. Under the receivable factoring agreement, we can sell receivables for certain of our North America account debtors up to $41,300, on a revolving basis, subject to outstanding balances and concentration limits. As of March 31, 2022, there were no outstanding receivables transferred under the receivable factoring agreement and our availability under the receivables factoring agreement was $19,385.

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative instruments (see Note 9) and pension plan assets, the Company had no material financial assets and liabilities that were carried at fair value at March 31, 2022 and December 31, 2021. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.  As of March 31, 2022 and December 31, 2021, there were no significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs).  As of March 31, 2022, and December 31, 2021, the carrying values of the indebtedness under the Company’s Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).  Discount rates used to measure the fair value of Gentherm’s DEG Vietnam Loan are based on quoted swap rates.  As of March 31, 2022, the carrying value of the DEG Vietnam Loan was $3,750 as compared to an estimated fair value of $3,796.  As of December 31, 2021, the carrying value of the DEG Vietnam Loan was $3,750 as compared to an estimated fair value of $3,778.

Note 11 – Equity

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

Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The Company did not make any repurchases under the 2020 Stock Repurchase Program during the three months ended March 31, 2022, or March 31, 2021. The 2020 Stock Repurchase Program had $130,000 repurchase authorization remaining as of March 31, 2022.

Note 12 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting Accumulated other comprehensive loss during the three months ended March 31, 2022 and 2021 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at December 31, 2021	$(2,893)	$(34,188)	$154		$5		$(36,922)
Other comprehensive (loss) income before reclassifications	—	(9,154)	763		13		(8,378)
Income tax effect of other comprehensive loss before reclassifications	—	(140)	(179)		(3)		(322)
Amounts reclassified from accumulated other comprehensive loss into net income	35	—	(153)	[a]	(19)	[a]	(137)
Income taxes reclassified into net income	(6)	—	33		4		31
Net current period other comprehensive income (loss)	29	(9,294)	464		(5)		(8,806)
Balance at March 31, 2022	$(2,864)	$(43,482)	$618		$—		$(45,728)
(a)	The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.
	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2020	$(3,451)	$(12,637)	$1,106		$(14,982)
Other comprehensive loss before reclassifications	—	(12,872)	(189)		(13,061)
Income tax effect of other comprehensive loss before reclassifications	—	(280)	41		(239)
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(478)	[a]	(478)
Income taxes reclassified into net income	—	—	104		104
Net current period other comprehensive loss	—	(13,152)	(522)		(13,674)
Balance at March 31, 2021	$(3,451)	$(25,789)	$584		$(28,656)
(a)	The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.

The Company expects all of the existing gains and losses related to foreign currency and commodity hedge derivatives reported in Accumulated other comprehensive loss as of March 31, 2022 to be reclassified into earnings during the next twelve months. See Note 9 for additional information about derivative financial instruments and the effects from reclassification to net income.

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended March 31, 2022 and 2021, is shown below:

	Three Months Ended March 31,
	2022	2021
Income tax expense	$4,295	$7,565
Earnings before income tax	$16,042	$40,474
Effective tax rate	26.8%	18.7%

Income tax expense was $4,295 for the three months ended March 31, 2022, on earnings before income tax of $16,042, representing an effective tax rate of 26.8%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of the global intangible low-tax income (“GILTI”), and the quarterly accrual for uncertain tax positions, partially offset by the impact of certain favorable tax effects on equity vesting.

Income tax expense was $7,565 for the three months ended March 31, 2021, on earnings before income tax of $40,474, representing an effective tax rate of 18.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to certain intercompany transactions, partially offset by unfavorable impact of the global intangible low-tax income (“GILTI”).

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

•	Medical – this segment represents the results from our patient temperature management business within the medical industry.

The Corporate category includes unallocated costs related to our corporate headquarter activities, including selling, general and administrative costs and acquisition transaction costs, which do not meet the requirements for being classified as an operating segment.

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three months ended March 31, 2022 and 2021.

Three Months Ended March 31,	Automotive	Medical	Corporate	Total
2022:
Product revenues	$257,864	$9,793	$—	$267,657
Depreciation and amortization	8,667	604	306	$9,577
Operating income (loss)	31,275	(851)	(16,234)	$14,190
2021:
Product revenues	$279,370	$9,165	$—	$288,535
Depreciation and amortization	9,053	584	217	$9,854
Operating income (loss)	53,116	(531)	(11,836)	$40,749

Automotive and Medical segment product revenues by product category for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Climate Control Seat	$102,734	$109,173
Seat Heaters	68,896	76,721
Steering Wheel Heaters	28,736	28,864
Automotive Cables	22,045	24,281
Battery Performance Solutions	17,613	17,760
Electronics	10,828	15,105
Other Automotive	7,012	7,466
Subtotal Automotive segment	257,864	279,370
Medical segment	9,793	9,165
Total Company	$267,657	$288,535

Total product revenues information by geographic area for the three months ended March 31, 2022 and 2021 is as follows (based on shipment destination):

	Three Months Ended March 31,
	2022	2021
United States	$104,122	$115,287
China	38,353	33,515
South Korea	21,175	24,640
Germany	19,786	19,180
Romania	12,755	15,085
Japan	11,816	17,920
Other	59,650	62,908
Total Non-U.S.	163,535	173,248
Total Company	$267,657	$288,535

Note 15 – Subsequent Events

On May 4, 2022, the Company entered into a definitive purchase agreement to acquire the automotive business of Alfmeier Präzision SE (“Alfmeier”), the global leader in automotive lumbar and massage comfort solutions and a leading provider of advanced valve systems technology, integrated electronics and software.

Under the terms of the agreement, the Company will acquire all shares in Alfmeier for €177,500, net of cash and debt, subject to customary adjustments related to Alfmeier’s net working capital as of the closing and may be increased by up to €4,000 at or post-closing upon resolution of certain Alfmeier tax matters. The transaction will be funded through a combination of the Company’s existing cash balances and revolving credit facility. The transaction is expected to close during the third quarter of 2022 subject to the receipt of regulatory approvals and the satisfaction or waiver of other customary closing conditions.

Also on May 4, 2022, the Company entered into a put and call option agreement for the real property in Germany on which Alfmeier’s headquarters is located. Pursuant to this agreement, the seller will have a put to sell the headquarters and the Company will have an option to purchase the headquarters post-closing of the acquisition of Alfmeier.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as the impact of the COVID-19 pandemic on our financial statements, liquidity, and business as well as the global economy, global supply chain and automotive and medical industries, the impact of the conflict in Ukraine on our operations, the timing of closing of the acquisition of the Alfmeier transaction described herein (the “Acquisition”), the expected sources of funds to be used for as consideration to be paid in the Acquisition, the nature of the closing conditions for the Acquisition, the expected synergies and growth prospects following the closing of the Acquisition, the significant supply disruptions and shifts in the labor market currently faced by the automotive and medical industries, our ability and our customers’ ability to maintain production levels, the amount of borrowing availability under the Credit Agreement and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs and our ability to finance sufficient working capital. Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.  The forward-looking statements included in this Report are made as of the date hereof or as of the date specified herein and are based on management’s current expectations and beliefs.  Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, Part II “Item 1A. Risk Factors” in this Report and subsequent reports filed with the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements. In addition, except for the Acquisition, such forward-looking statements do not include the potential impact of any other business combinations, acquisitions, divestitures, strategic investments and other significant transactions that may be completed after the date hereof, each of which may present material risks to the Company’s business and financial results.  Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated condensed financial statements and related notes thereto included elsewhere in this Report and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our sales are driven by the number of vehicles produced by the OEMs, which is ultimately dependent on consumer demand for automotive vehicles, our product content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers.  Historically, new vehicle demand and product content (i.e. vehicle features) have been driven by macro-economic and other factors, such as interest rates, automotive manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives. Vehicle content has also been driven by trends in consumer preferences, such as preferences for smart devices and features, personalized user experience, and comfort, health and wellness. Economic volatility or weakness, as well as geopolitical factors, in North America, Europe or Asia, have had and could result in a significant reduction in automotive sales and production by our customers, which have and would have an adverse effect on our business, results of operations and financial condition.  In 2020 and 2021, and continuing into 2022, the automotive industry has experienced fluctuating demand and production disruptions related to supply chain challenges, facility closures, labor shortages, work stoppages and inflationary pressures, as a result of the COVID-19 pandemic and associated macroeconomic conditions, as described below. We believe our diversified OEM customer base and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns, including the ongoing impact of the COVID-19 pandemic and associated economic conditions, and benefit from industry upturns in the ordinary course.  However, shifts in the mix of global automotive production to higher cost regions or to vehicles with less of our product content as well as continuing production challenges and inflationary pressures could adversely impact our profitability.  In addition, we may be adversely impacted by volatility, weakness or accelerated growth in markets for hybrid or electric vehicles specifically. We believe our products offer certain advantages for hybrid and electric vehicles, including improved energy efficiency, and position us well to withstand changes in the volume mix between vehicles driven by internal combustion engines and hybrid and other electric vehicles. We also believe that products we are developing, such as ClimateSense®, position us well to address trends in consumer preferences such as personalized user experience, comfort, health and wellness.

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

The lingering impacts of COVID-19 throughout 2021 and into 2022 have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. These broad-based inflationary impacts have negatively impacted the Company’s financial condition, results of operations and cash flows throughout 2021 and into 2022. We expect these inflationary impacts to continue for the foreseeable future.

Supply shortages of semiconductor chips and other components have resulted in decreases in global automotive vehicle production and significant volatility in customer vehicle production schedules. The Company's semiconductor suppliers, along with most automotive component supply companies that use semiconductors, including Gentherm, have been unable to fully meet the vehicle production demands of the OEMs due to events which are outside the Company's control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires at suppliers’ facilities, significant weather events impacting semiconductor supplier facilities in the southern United States, and other extraordinary events. The Company was able to mitigate the impacts of supply chain disruptions in order to satisfy customer orders during the first three quarters of 2021; however, during the fourth quarter of 2021 and continuing into 2022 we have experienced and may continue to experience direct adverse impacts of ongoing shortages of semiconductors. Our ability to meet customer orders without significant delay and/or expense for 2022 and beyond remains subject to significant uncertainty.

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

In addition to the direct and indirect impacts of COVID-19, the United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. In February 2022, Russia launched a full-scale military invasion of Ukraine. As a result of the conflict, the United States, United Kingdom, European Union and other countries have levied economic sanctions and bans on Russia and Russia has responded with its own retaliatory measures. These measures have impacted the availability and price of certain raw materials and could have a lasting impact on regional and global economies.

Our facility in Vynohradiv is on the far western corner of Ukraine near the Hungary border. In 2021, products manufactured at our Ukraine facility represented approximately 11% of the Company’s total revenue, including automotive cables, seat heaters and steering wheel heaters. At this time, our Ukraine facility is operating at normal levels and we have begun executing contingency plans and, in coordination with certain customers, specific equipment and production relocations leveraging our flexible global manufacturing footprint. Our response to the escalating situation is based on a severity level contingency response plan that has been developed with certain customers. As the situation in Ukraine is very fluid, we continue to monitor its effects on our business and we continue to work closely with our customers to adjust our contingency response as necessary. See Part II, Item. 1A., “Risk Factors” in this Report for additional information on risks and uncertainties related to the Ukraine conflict.

Alfmeier Acquisition

On May 4, 2022, the Company entered into a definitive purchase agreement to acquire the automotive business of Alfmeier Präzision SE (“Alfmeier”), the global leader in automotive lumbar and massage comfort solutions and a leading provider of advanced valve systems technology, integrated electronics and software.

Under the terms of the agreement, the Company will acquire all shares in Alfmeier for €177.5 million, net of cash and debt, subject to customary adjustments related to Alfmeier’s net working capital as of the closing and may be increased by up to €4.0 million at or post-closing upon resolution of certain Alfmeier tax matters. The transaction will be funded through a combination of the Company’s existing cash balances and revolving credit facility. The transaction is expected to close during the third quarter of 2022 subject to the receipt of regulatory approvals and the satisfaction or waiver of other customary closing conditions.

Also on May 4, 2022, the Company entered into a put and call option agreement for the real property in Germany on which Alfmeier’s headquarters is located. Pursuant to this agreement, the seller will have a put to sell the headquarters and the Company will have an option to purchase the headquarters post-closing of the acquisition of Alfmeier. See Part II, Item 5, “Other Information” in this Report for more information about the acquisition of Alfmeier.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm IHS Markit (April 2022 release), global light vehicle production in the first quarter of 2022 in the Company’s key markets of North America, Europe, China, Japan and Korea, as compared to the first quarter of 2021, are shown below (in millions of units):

	Three Months Ended March 31,
	2022	2021	% Change
North America	3.6	3.6	0.0%
Europe	3.9	4.7	(17.0)%
Greater China	6.2	5.9	5.1%
Japan / South Korea	2.7	3.1	(12.9)%
Total light vehicle production volume in key markets	16.4	17.3	(5.3)%

The IHS Markit (April 2022 release) forecasted light vehicle production volume in the Company’s key markets for full year 2022 to increase to 67.2 million units, a 4.0% increase from full year 2021 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts may be significantly different from period to period due to changes in macroeconomic conditions or matters specific to the automotive industry, such as the fluctuations that occurred in 2020 and remain ongoing due to the COVID-19 pandemic.  Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of IHS Markit or other third-party sources.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the first quarter of 2022, we secured an estimated $170 million of automotive new business awards. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that new business awards are an indicator of future revenue. New business awards are not projections of revenue or future business as of March 31, 2022, the date of this Report or any other date. Customer projections regularly change over time and we do not update our calculation of any new business award after the date initially communicated. Automotive new business awards in the first quarter 2022 also do not reflect, in particular, the impact of the COVID-19 pandemic and related macroeconomic challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements” above.

Stock Repurchase Program

On December 11, 2020, the Board of Directors authorized a new stock repurchase program (the “2020 Stock Repurchase Program”) to commence upon expiration of the prior stock repurchase program on December 15, 2020. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150 million of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023.  Repurchases under the 2020 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations.  During the three months ended March 31, 2022, we did not make any repurchases under the 2020 Stock Repurchase Program and have a remaining repurchase authorization of $130.0 million as of March 31, 2022.

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

Consolidated Results of Operations

The results of operations for the three months ended March 31, 2022 and 2021, in thousands, were as follows:

	Three Months Ended March 31,
	2022	2021	Favorable / (Unfavorable)
Product revenues	$267,657	$288,535	$(20,878)
Cost of sales	203,544	200,866	(2,678)
Gross margin	64,113	87,669	(23,556)
Operating expenses:
Net research and development expenses	20,434	17,603	(2,831)
Selling, general and administrative expenses	29,308	28,526	(782)
Restructuring expenses	181	791	610
Total operating expenses	49,923	46,920	(3,003)
Operating income	14,190	40,749	(26,559)
Interest expense, net	(569)	(1,039)	470
Foreign currency gain	2,217	773	1,444
Other income (loss)	204	(9)	213
Earnings before income tax	16,042	40,474	(24,432)
Income tax expense	4,295	7,565	3,270
Net income	$11,747	$32,909	$(21,162)

Product revenues by product category, in thousands, for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
	2022	2021	% Change
Climate Control Seat	$102,734	$109,173	(5.9)%
Seat Heaters	68,896	76,721	(10.2)%
Steering Wheel Heaters	28,736	28,864	(0.4)%
Automotive Cables	22,045	24,281	(9.2)%
Battery Performance Solutions	17,613	17,760	(0.8)%
Electronics	10,828	15,105	(28.3)%
Other Automotive	7,012	7,466	(6.1)%
Subtotal Automotive segment	257,864	279,370	(7.7)%
Medical segment	9,793	9,165	6.9%
Total Company	$267,657	$288,535	(7.2)%

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,			Variance Due To:
	2022	2021	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing/Other	Total
Product revenues	$267,657	$288,535	$(20,878)	$(12,970)	$(6,601)	$(1,307)	$(20,878)

Product revenues for the three months ended March 31, 2022 decreased 7.2% as compared to the three months ended March 31, 2021. The decrease in product revenues is primarily related to decreased volumes in our Automotive segment and unfavorable foreign currency impacts, primarily related to the Euro, Chinese Renminbi and Korean Won. Product revenues decreased across all Automotive segment product lines, including decreases of $7.8 million, $6.4 million, $4.3 million, and $2.2 million in Seat Heaters, Climate Control Seat, Electronics and Automotive Cables, respectively, primarily due to a decrease in light vehicle production across relevant markets. The decrease in product revenues included in Variance Due To Pricing/Other above is primarily attributable to decreases in customer pricing in our Automotive segment offset by an increase in product revenue in our Medical segment.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,			Variance Due To:
	2022	2021	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$203,544	$200,866	$(2,678)	$8,348	$(12,008)	$3,917	$(2,935)	$(2,678)
Gross margin	$64,113	$87,669	$(23,556)	$(4,622)	$(12,008)	$(2,684)	$(4,242)	$(23,556)
Gross margin - Percentage of product revenues	24.0%	30.4%

Cost of sales for the three months ended March 31, 2022 increased 1.3% as compared to the three months ended March 31, 2021.  The increase in cost of sales within the Variance Due To Operational Performance is primarily related to inflation associated with higher freight costs and material costs. This increase was offset by decreased volumes in our Automotive segment and favorable foreign currency impacts primarily attributable to the Euro and Chinese Renminbi.  The increase in cost of sales included in Variance Due To Other above is due to the following items:

•	$2.6 million of increase due to wage inflation;
•	$0.7 million of increase attributable to higher volumes in the Medical segment; and
•	$0.6 million of decrease due to lower stock compensation expense.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Favorable / (Unfavorable)
Research and development expenses	$23,903	$22,426	$(1,477)
Reimbursed research and development expenses	(3,469)	(4,823)	(1,354)
Net research and development expenses	$20,434	$17,603	$(2,831)
Percentage of product revenues	7.6%	6.1%

Net research and development expenses for the three months ended March 31, 2022 increased 16.1% as compared to the three months ended March 31, 2021. The increase in net research and development expenses is primarily related to increased project-related spending and lower reimbursements for costs to design, develop and purchase tooling pursuant to customer contracts.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Favorable / (Unfavorable)
Selling, general and administrative expenses	$29,308	$28,526	$(782)
Percentage of product revenues	10.9%	9.9%

Selling, general and administrative expenses for the three months ended March 31, 2022 increased 2.7% as compared to the three months ended March 31, 2021.  The increase in selling, general and administrative expenses is primarily related to acquisition related costs partially offset by lower stock compensation expense.

Restructuring Expenses

Below is a summary of our restructuring expenses, in thousands, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Favorable / (Unfavorable)
Restructuring expenses	$181	$791	$610

Restructuring expenses primarily relate to the Manufacturing Footprint Rationalization restructuring program and other discrete restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead expenses.

During the three months ended March 31, 2022, the Company recognized expenses of $0.1 million for employee separation costs and $0.1 million for other costs.

During the three months ended March 31, 2021, the Company recognized expenses of $0.5 million for employee separation costs and $0.3 million for other costs.

See Note 3, “Restructuring” of the consolidated condensed financial statements included in this Report for additional information.

Interest Expense

Below is a summary of our interest expense, in thousands, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Favorable / (Unfavorable)
Interest expense, net	$(569)	$(1,039)	$470

Interest expense, net for the three months ended March 31, 2022 decreased 45.2% as compared to the three months ended March 31, 2021.  The decrease is due to a lower balance on our revolving credit agreement during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Foreign Currency Gain

Below is a summary of our foreign currency gain, in thousands, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Favorable / (Unfavorable)
Foreign currency gain	$2,217	$773	$1,444

Foreign currency gain for the three months ended March 31, 2022 included net realized foreign currency loss of $0.1 million and net unrealized foreign currency gain of $2.3 million.

Foreign currency gain for the three months ended March 31, 2021 included net realized foreign currency gain of $0.5 million and net unrealized foreign currency gain of $0.3 million.

Other Income (Loss)

Below is a summary of our other income (loss), in thousands, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Favorable / (Unfavorable)
Other income (loss)	$204	$(9)	$213

The increase in Other income (loss) is due to an increase in miscellaneous income.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Favorable / (Unfavorable)
Income tax expense	$4,295	$7,565	$3,270

Income tax expense was $4.3 million for the three months ended March 31, 2022, on earnings before income tax of $16.0 million, representing an effective tax rate of 26.8%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of the global intangible low-tax income (“GILTI”), and the quarterly accrual for uncertain tax positions partially offset by the impact of certain favorable tax effects on equity vesting.

Income tax expense was $7.6 million for the three months ended March 31, 2021, on earnings before income tax of $40.5 million, representing an effective tax rate of 18.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to certain intercompany transactions, partially offset by unfavorable impact of the global intangible low-tax income (“GILTI”).

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

As of March 31, 2022, the Company had $177.9 million of cash and cash equivalents, $424.5 million of availability under our Credit Agreement and $19.4 million of availability under our North America receivables factoring arrangement. We also continue to maintain access to the capital markets and may issue debt or equity securities, which may provide an additional source of liquidity.  There can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of March 31, 2022, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $157.2 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents and borrowings available under our Credit Agreement and the North America receivables factoring arrangement will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The following table represents our cash and cash equivalents, in thousands:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents at beginning of period	$190,606	$268,345
Net Cash (used in) provided by operating activities	(684)	39,667
Net Cash used in investing activities	(5,957)	(10,103)
Net Cash used in financing activities	(3,750)	(125,616)
Foreign currency effect on cash and cash equivalents	(2,298)	(1,338)
Cash and cash equivalents at end of period	$177,917	$170,955

Cash Flows From Operating Activities

Cash used in operating activities totaled $0.7 million during the three months ended March 31, 2022 primarily reflecting net income of $11.7 million, decreased by non-cash adjustments of $0.8 million for deferred income taxes and $23.9 million related to changes in assets and liabilities, partially offset by $12.3 million for non-cash charges for depreciation, amortization, non-cash stock based compensation, pension plan adjustments and loss on disposition of property and equipment.

Cash Flows From Investing Activities

Cash used in investing activities was $6.0 million during the three months ended March 31, 2022, reflecting purchases of property and equipment of $5.6 million and payments related to an equity method investment for $0.4 million.

Cash Flows From Financing Activities

Cash used in financing activities was $3.8 million during the three months ended March 31, 2022, reflecting taxes withheld and paid on employees' share based payment awards totaling $4.3 million, partially offset by proceeds from the exercise of Common Stock options totaling $0.5 million.

Debt

The following table summarizes the Company’s debt, in thousands, as of March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Amended Credit Agreement:
U.S. Revolving Note (U.S. Dollar denominations)	1.71%	$35,000	1.61%	$41,500
U.S. Revolving Note (Euro denominations)	—	—	1.50%	14,069
DEG Vietnam Loan	5.21%	3,750	5.21%	6,250
Total debt		38,750		61,819
Current maturities		(2,500)		(2,500)
Long-term debt, less current maturities		$36,250		$59,319

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

Other Sources of Liquidity

The Company is party to a receivable factoring agreement with HSBC Bank USA, National Association. Under the receivable factoring agreement, we can sell receivables for certain of our North America account debtors up to $41.3 million, on a revolving basis, subject to outstanding balances and concentration limits. As of March 31, 2022, there were no outstanding receivables transferred under the receivable factoring agreement and our availability under the receivables factoring agreement was $19.4 million.

Material Cash Requirements

Significant liquidity will be required during the second half of 2022 to close the Alfmeier Acquisition. Under terms of the definitive purchase agreement, the purchase price is €177.5 million, net of cash and debt, subject to customary adjustments related to Alfmeier’s net working capital as of the closing and may be increased by up to €4.0 million at or post-closing upon resolution of certain Alfmeier tax matters. We believe cash on hand, cash generated from operations, and the borrowing capacity available under our revolving credit facility will be sufficient to support this transaction.

The Company continues to enter into agreements with suppliers to reserve the right to purchase certain semiconductor chips over periods of 12-24 months. As of March 31, 2022, the Company’s total commitments for these semiconductor chip agreements was $38.9 million. See Note 7, “Commitments and Contingencies” of the consolidated condensed financial statements included in this Report for additional information.

Except as described above, there have been no material changes in our cash requirements since December 31, 2021, the end of fiscal year 2021. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding our material cash requirements.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.  There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended March 31, 2022.  We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “New Accounting Pronouncements” in the consolidated condensed financial statements included in this Report.

Recent Accounting Pronouncements

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

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The maximum length of time over which we hedge our exposure to foreign currency exchange risks is fifteen months. We had foreign currency derivative contracts with a notional value of $21.2 million and $14.0 million outstanding at March 31, 2022 and December 31, 2021 and copper commodity swap contracts with a notional value of $0 million and $0.3 million outstanding as of March 31, 2022 and December 31, 2021, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be $2.0 million and $1.3 million as of March 31, 2022 and December 31, 2021, respectively. The potential gain in fair value from a hypothetical 10% change in quoted currency exchange rates would be $2.5 million and $1.6 million as of March 31, 2022 and December 31, 2021, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

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

Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of March 31, 2022 is set forth in Note 9, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

Interest Rate Sensitivity

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in the currency indicated in parentheses.

	Expected Maturity Date
	2022	2023	2024	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate ($USD)	$—	$—	$35,000	$35,000	$35,000
Variable interest rate as of March 31, 2022			1.71%	1.71%
Fixed rate ($USD)	$2,500	$1,250	$—	$3,750	$3,796
Fixed interest rate	5.21%	5.21%		5.21%

Based on the amounts outstanding as of March 31, 2022, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $0.4 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2022	Total	Fair Value
USD Functional Currency
Forward Exchange Agreements:
(Receive $MXN / Pay $USD)
Total contract amount	$21,180	$21,180	$904
Average contract rate	21.25	21.25

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended March 31, 2022.

ITEM 1A.	RISK FACTORS

Except as set forth below, the Company’s risk factors have not materially changed from those previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our operations within Ukraine subject us to risks that may harm our operations and financial results.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. In February 2022, Russia launched a full-scale military invasion of Ukraine. As a result of the conflict, the United States, United Kingdom, European Union and other countries have levied economic sanctions and bans on Russia and Russia has responded with its own retaliatory measures. These measures have impacted the availability and price of certain raw materials and could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to and could lead to further market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.

Our facility in Vynohradiv is on the far western corner within the Transcarpathia region of Ukraine near the Hungary border. In 2021, products manufactured at our Ukraine facility represented approximately 11% of the Company’s total revenue, including automotive cables, seat heaters and steering wheel heaters. At this time, our Ukraine facility is operating at normal levels and we have begun executing contingency plans and, in coordination with certain customers, specific equipment and production relocations leveraging our flexible global manufacturing footprint. Our response to the escalating situation is based on a severity level contingency response plan that has been developed with certain customers. As the situation in Ukraine is very fluid, we continue to monitor its effects on our business and we continue to work closely with our customers to adjust our contingency response as necessary.

We cannot be certain that the current conflict will not affect our facility and local employees in the future, including due to electrical outages, a loss of control over the assets due to destruction or theft, or periodic battles with foreign forces closer to our facility. We have incurred, and will likely continue to incur costs to support our employees and relocate equipment and production. Our management team has and will likely continue to spend significant time and attention on supporting our team members in Ukraine and mitigating the impacts of the Ukraine conflict and related events. Most of our products manufactured in Ukraine are shipped across the border from Ukraine to Hungary for further delivery to our customers. If that border crossing were to be closed or restricted for any reason, we may experience a significant disruption to our operations. The current conflict may lead to further disruption of our supply chains and operations, increased costs of labor, materials and components, result in impairment of tangible assets and implementation of restructuring activities, and may impair our ability to complete financial or banking transactions.

Any of the foregoing factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our proposed Acquisition of Alfmeier is subject to conditions, as well as other uncertainties, and there can be no assurances as to whether or when it may be completed. Failure to complete the proposed Acquisition could adversely affect our business.

Our proposed Acquisition of Alfmeier is expected to close during the third quarter of 2022; however, closing is subject to certain conditions that may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant required antitrust approval. Events may occur that could give rise to termination of the Acquisition agreement, including due to factors outside of Gentherm’s control. There may also be delays in closing the proposed Acquisition which could result in additional consultation and advisory fees necessary to finalize the Acquisition. Any of the foregoing, or other risks arising in connection with the failure of or delay in completing the Acquisition, including the diversion of management’s attention from pursuing other opportunities, could have a material adverse effect on our business, financial condition and results of operations.

The announcement and pendency of the proposed Acquisition of Alfmeier could adversely affect our business, financial condition and results of operations and could adversely affect Alfmeier’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties for the post-transaction benefit of Gentherm.

The announcement and pendency of the potential Acquisition of Alfmeier could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers, suppliers and employees. As a result of the Acquisition, some customers, suppliers or strategic partners may terminate their business relationship with us or Alfmeier. Potential customers, suppliers or strategic partners may delay entering into, or decide not to enter into, a business relationship with us or Alfmeier because of the Acquisition. If customer or supplier relationships or strategic alliances of us or Alfmeier are adversely affected by the Acquisition, the post-transaction benefit to Gentherm of the Acquisition of Alfmeier and our business, financial condition and results of operations following the Acquisition could be adversely affected.

In addition, we have diverted, and will continue to divert, significant management resources to complete the Acquisition and may incur unexpected costs during the pendency of the proposed Acquisition, which could adversely impact our ability to manage existing operations or pursue alternative strategic transactions, which could adversely affect our business, financial condition and results of operations.

Our efforts to integrate Alfmeier’s business may not be successful and could adversely affect our production, financial condition and results of operations.

The success of the Company’s acquisitions is dependent, in part, on its ability to realize the expected benefits from the integration of the acquired businesses and there are risks inherent in the achievement of expected financial results, growth prospects and cost synergies for the Acquisition and the timing thereof. To realize these anticipated benefits, acquired companies must be successfully integrated, which is subject to the Company’s ability to consolidate operations, corporate cultures and systems and to eliminate redundancies and costs. If the Company is unsuccessful in combining companies, including Alfmeier, the anticipated benefits of our acquisitions, including the Acquisition of Alfmeier, may not be realized fully or at all or may take longer to realize than expected. Further, there is potential for unknown or inestimable liabilities relating to the acquired business. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the acquisition.

The integration of acquired businesses is a complex, costly and time-consuming process that requires significant management attention and resources. It is possible that the integration process could result in the loss of key employees, the disruption of the Company’s operations, the inability to maintain or increase its competitive presence, inconsistencies in standards, controls, procedures and policies, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition, the diversion of management’s attention to integration matters and/or difficulties in the assimilation of employees and corporate cultures. Any or all of these factors and the Company’s increased debt leverage following the closing of the Acquisition or other acquisitions could  have an adverse effect on the Company. In addition, many of these factors are outside of the Company’s control, and any one of these factors could result in increased costs, decreases in the amount of expected revenues and additional diversion of management’s time and energy, which could materially adversely impact its business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During First Quarter 2022

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2022 to January 31, 2022	—	$—	—	$130,000,105
February 1, 2022 to February 28, 2022	—	$—	—	$130,000,105
March 1, 2022 to March 31, 2022	—	$—	—	$130,000,105

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

ITEM 5.	OTHER INFORMATION

On May 4, 2022, Gentherm GmbH (the “Purchaser”), a limited liability company incorporated under the laws of Germany and a wholly owned subsidiary of Gentherm Incorporated (the “Company”), entered into a Share Purchase and Transfer Agreement (the “Acquisition Agreement”), by and among Gebhardt Holding GmbH, a limited liability company incorporated under the laws of Germany (“Gebhardt Holding”), ELBER GmbH, a limited liability company incorporated under the laws of Germany (“ELBER” and, together with Gebhardt Holding, the “Sellers”), and Andreas Gebhardt, Markus Gebhardt and Dr. Johann Vielberth (such three persons, the “Seller Guarantors”), pursuant to which the Purchaser has agreed to acquire all of the outstanding shares in Alfmeier Präzision SE, a European stock corporation incorporated under the laws of Germany and headquartered in Treuchtlingen, Germany. Alfmeier Präzision SE, together with its direct and indirect subsidiaries (collectively, “Alfmeier”), operate a worldwide automotive seating comfort and fluid systems business that generated €232 million in revenue for 2021 (the “Business”). Following the Acquisition (as defined below), Alfmeier will be an indirect wholly-owned subsidiary of the Company.

The Purchaser has agreed to acquire the Business through the purchase of all shares in Alfmeier pursuant to the terms and conditions of the Acquisition Agreement (the “Acquisition”), for a purchase price of €177.5 million (approximately $187.6 million at current foreign exchange rates), net of cash and debt, subject to customary adjustments related to Alfmeier’s net working capital as of the closing and may be increased by up to €4.0 million (approximately $4.2 million at current foreign exchange rates) at or post-closing upon resolution of certain Alfmeier tax matters. The Acquisition will be funded through a combination of the Company’s existing cash balances and revolving credit facility.

Prior to the closing of the Acquisition, Alfmeier and certain of its direct subsidiaries will complete a series of carve-out transactions such that Alfmeier’s industrial and non-automotive business is not a part of the Business to be acquired by Purchaser.

Also on May 4, 2022, the Purchaser and Gebhardt Holding entered into the Put and Call Option Agreement COSMIQ, pursuant to which Gebhardt Holding will have a put to sell, and the Purchaser will have an option to purchase, all of the shares in COSMIQ Industrieverwaltungs- und Vermietungs-GmbH, a limited liability company incorporated under the laws of Germany (“COSMIQ”) and the owner of the real property in Germany on which Alfmeier’s headquarter is located.

The Acquisition Agreement is governed under German law and contains customary warranties and covenants by each party that are subject, in certain cases, to specified exceptions and qualifications contained in the Acquisition Agreement. The Acquisition Agreement also contains indemnification provisions under which the Sellers have agreed to indemnify the Purchaser against certain liabilities. The Sellers have agreed that Alfmeier, during the period from the signing of the Acquisition Agreement to the closing of the Acquisition, will conduct business in the ordinary course consistent with past practice and will not undertake certain measures or activities as set forth in the Purchase Agreement, unless consented to by the Purchaser under applicable law. The Purchaser has obtained warranty and indemnification insurance as a potential initial source of recovery against the warranties and tax indemnity but in all cases subject to the terms and conditions of the insurance policy, including certain exclusions from coverage. The Seller Guarantors have agreed to act as joint and several debtors for certain of the Sellers’ obligations under and in connection with the Acquisition Agreement.

The closing of the Acquisition is subject to customary closing conditions, merger control approval in Germany and North Macedonia, German Foreign Investment Control Clearance, and national security approval in the U.K. Subject to the receipt of regulatory approvals and satisfaction or waiver of the other closing conditions, the Acquisition is expected to close during the third quarter of 2022. If the Acquisition is not consummated prior to December 31, 2022, then the Purchaser, on one hand, and the Sellers, on the other hand, may withdraw from the Acquisition and terminate the Acquisition Agreement.

The foregoing description of the Acquisition Agreement and the Acquisition do not purport to be complete, and are qualified in their entirety by reference to the full text of the Acquisition Agreement, which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

The Acquisition Agreement has been included to provide information regarding the terms thereof. The Acquisition Agreement contains warranties, indemnities and covenants that are the product of negotiations among the parties thereto and that the parties made to, and solely for the benefit of, each other as of specified dates. The assertions in those warranties, indemnities and covenants are subject to qualifications and limitations agreed to by the respective parties and are also qualified by confidential exhibits and schedules delivered in connection with the Acquisition Agreement. The warranties, indemnities and covenants were made for the purposes of allocating contractual risk between the parties to the Acquisition Agreement and should not be relied upon as disclosure of factual information relating to the Company, the Purchaser or Alfmeier.

ITEM 6.	EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
2.1*	Share Purchase and Transfer Agreement, dated May 4, 2022, by and among Gebhardt Holding GmbH, ELBER GmbH, Gentherm GmbH, and Andreas Gebhardt, Markus Gebhardt and Dr. Johann Vielberth.	X
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	X

*   Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish any omitted schedules or exhibits upon the request of the SEC.

** Documents are furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ PHILLIP EYLER
Phillip Eyler
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2022

/s/ MATTEO ANVERSA
Matteo Anversa
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 4, 2022