Form 10-Q
period 2022-06-30
GENTHERM Inc
filed 2022-08-02
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

At July 28, 2022, there were 33,164,721 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$157,258	$190,606
Accounts receivable, net	207,364	182,987
Inventory:
Raw materials	122,371	96,426
Work in process	8,989	9,495
Finished goods	56,424	53,556
Inventory, net	187,784	159,477
Other current assets	40,320	32,775
Total current assets	592,726	565,845
Property and equipment, net	149,907	155,270
Goodwill	62,935	66,033
Other intangible assets, net	31,968	37,554
Operating lease right-of-use assets	25,924	24,387
Deferred income tax assets	67,112	69,630
Other non-current assets	16,474	16,624
Total assets	$947,046	$935,343
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$147,136	$122,727
Current lease liabilities	5,376	5,669
Current maturities of long-term debt	2,500	2,500
Other current liabilities	84,206	82,193
Total current liabilities	239,218	213,089
Long-term debt, less current maturities	35,000	36,250
Non-current lease liabilities	18,721	19,789
Pension benefit obligation	6,116	6,832
Other non-current liabilities	4,796	5,577
Total liabilities	$303,851	$281,537
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 33,132,691 and 33,008,185 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	121,088	118,646
Paid-in capital	5,720	5,866
Accumulated other comprehensive loss	(68,648)	(36,922)
Accumulated earnings	585,035	566,216
Total shareholders’ equity	643,195	653,806
Total liabilities and shareholders’ equity	$947,046	$935,343

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenues	$260,715	$266,005	$528,372	$554,540
Cost of sales	201,338	186,792	404,882	387,658
Gross margin	59,377	79,213	123,490	166,882
Operating expenses:
Net research and development expenses	19,325	18,227	39,759	35,830
Selling, general and administrative expenses	31,943	27,223	61,251	55,749
Restructuring expenses	374	2,091	555	2,882
Total operating expenses	51,642	47,541	101,565	94,461
Operating income	7,735	31,672	21,925	72,421
Interest expense, net	(1,430)	(630)	(1,999)	(1,669)
Foreign currency gain (loss)	4,552	(515)	6,769	258
Other income	134	12	338	3
Earnings before income tax	10,991	30,539	27,033	71,013
Income tax expense	3,919	5,748	8,214	13,313
Net income	$7,072	$24,791	$18,819	$57,700
Basic earnings per share	$0.21	$0.75	$0.57	$1.75
Diluted earnings per share	$0.21	$0.74	$0.56	$1.72
Weighted average number of shares – basic	33,119	33,100	33,077	33,025
Weighted average number of shares – diluted	33,426	33,544	33,422	33,469

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$7,072	$24,791	$18,819	$57,700
Other comprehensive (loss) income:
Pension benefit obligations	27	—	56	—
Foreign currency translation adjustments	(22,700)	4,528	(31,994)	(8,624)
Unrealized (loss) gain on foreign currency derivative securities, net of tax	(247)	(48)	217	(570)
Unrealized loss on commodity derivative securities, net of tax	—	—	(5)	—
Other comprehensive (loss) income, net of tax	(22,920)	4,480	(31,726)	(9,194)
Comprehensive (loss) income	$(15,848)	$29,271	$(12,907)	$48,506

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net income	$18,819	$57,700
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,635	19,571
Deferred income taxes	(997)	(225)
Non-cash stock based compensation	5,263	7,663
Loss on disposition of property and equipment	518	496
Other	708	(262)
Changes in assets and liabilities:
Accounts receivable, net	(31,762)	11,647
Inventory	(33,637)	(17,211)
Other assets	(10,443)	8,408
Accounts payable	27,768	(289)
Other liabilities	1,442	(3,136)
Net cash (used in) provided by operating activities	(3,686)	84,362
Investing Activities:
Purchases of property and equipment	(15,448)	(20,669)
Proceeds from the sale of property and equipment	81	10
Cost of technology investments	(350)	(5,200)
Net cash used in investing activities	(15,717)	(25,859)
Financing Activities:
Repayments of debt	(1,250)	(143,731)
Proceeds from the exercise of Common Stock options	569	6,292
Taxes withheld and paid on employees' share-based payment awards	(4,464)	(2,117)
Acquisition contingent consideration payment	—	(69)
Net cash used in financing activities	(5,145)	(139,625)
Foreign currency effect	(8,800)	(360)
Net decrease in cash and cash equivalents	(33,348)	(81,482)
Cash and cash equivalents at beginning of period	190,606	268,345
Cash and cash equivalents at end of period	$157,258	$186,863
Supplemental disclosure of cash flow information:
Cash paid for taxes	$8,642	$8,563
Cash paid for interest	$909	$1,455

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2021	33,008	$118,646	$5,866	$(36,922)	$566,216	$653,806
Net income	—	—	—	—	11,747	11,747
Other comprehensive loss	—	—	—	(8,806)	—	(8,806)
Stock compensation, net	119	(814)	(146)	—	—	(960)
Balance at March 31, 2022	33,127	117,832	5,720	(45,728)	577,963	655,787
Net income	—	—	—	—	7,072	7,072
Other comprehensive loss	—	—	—	(22,920)	—	(22,920)
Stock compensation, net	6	3,256	—	—	—	3,256
Balance at June 30, 2022	33,133	$121,088	$5,720	$(68,648)	$585,035	$643,195

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2020	32,921	$121,073	$7,458	$(14,982)	$472,782	$586,331
Net income	—	—	—	—	32,909	32,909
Other comprehensive loss	—	—	—	(13,674)	—	(13,674)
Stock compensation, net	190	8,527	(1,335)	—	—	7,192
Balance at March 31, 2021	33,111	129,600	6,123	(28,656)	505,691	612,758
Net income	—	—	—	—	24,791	24,791
Other comprehensive income	—	—	—	4,480	—	4,480
Stock compensation, net	34	3,142	39	—	—	3,181
Balance at June 30, 2021	33,145	$132,742	$6,162	$(24,176)	$530,482	$645,210

See accompanying notes to the consolidated condensed financial statements.

Note 1 – Overview

Gentherm Incorporated, a Michigan corporation, and its consolidated subsidiaries (“Gentherm”, “we”, “us”, “our” or the “Company”) is a global developer, manufacturer and marketer of innovative thermal management technologies for a broad range of heating, cooling and temperature control applications, primarily for the automotive and medical industries and pneumatic comfort technologies for the automotive industry. Within the automotive industry, our products provide solutions for passenger climate comfort and convenience, lumbar and massage comfort solutions, valve system technologies, battery thermal management and cell connecting systems. Within the medical industry our products provide patient temperature management solutions. Our automotive products can be found on vehicles manufactured by nearly all the major automotive original equipment manufacturers (“OEMs”) operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. The Company is also developing a number of new technologies and products that are expected to enable improvements to existing products and to create new product applications for existing and new markets.

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

Variable Interest Entities

The Company maintains an ownership interest in a VIE, Carrar Ltd. (“Carrar”). Carrar is a technology developer of advanced thermal management systems for the electric mobility market. The Company determined that Carrar is a VIE; however, the Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of the investment. Therefore, the Company has concluded that it is not the primary beneficiary. Gentherm’s investment in Carrar is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Carrar investment was $5,200 as of June 30, 2022 and December 31, 2021, and is recorded in Other non-current assets in the consolidated condensed balance sheets.

Revenue Recognition

The Company has no material contract assets or contract liabilities as of June 30, 2022.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $1,772 and $1,946 as of June 30, 2022 and December 31, 2021, respectively. These amounts are recorded in Other non-current assets and are being amortized into Product revenues over the expected production life of the applicable program.

Note 2 – New Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. In January 2021, the FASB subsequently issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2022 and may be applied retrospectively to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Note 3 – Restructuring

Manufacturing Footprint Rationalization

In September 2019, the Company committed to a restructuring plan (“Plan”) to improve the Company’s manufacturing productivity and rationalize its footprint. Under this Plan, the Company is relocating and consolidating certain automotive electronics manufacturing plants in North America and China. During 2021, the Company completed the closures and relocation of its automotive electronics manufacturing operations from Burlington, Canada to Celaya, Mexico and from Longgang, Shenzhen, China to Bantian, Shenzhen, China. As of June 30, 2022, the electronics manufacturing in Acuña, Mexico continues to transition to Celaya, Mexico.

During the three and six months ended June 30, 2022, the Company recognized restructuring expense of $0 and $50, respectively, for employee separation costs and $97 and $198, respectively, for other costs. During the three and six months ended June 30, 2021, the Company recognized restructuring expense of $759 and $965 for employee separation costs, respectively, $97 and $192 for accelerated depreciation, respectively, and $488 and $652 for other costs, respectively.

The Company has recorded approximately $10,353 of restructuring expenses since the inception of this program and as of June 30, 2022, $538 remains accrued. Actions under the Plan are expected to be substantially completed by the end of 2022 and future expenses are expected to be less than $1,000.

Other Restructuring Activities

As part of the Company’s continued efforts to optimize its cost structure, the Company has undertaken several discrete restructuring actions. During the three and six months ended June 30, 2022, the Company recognized $277 and $307, respectively, for other costs. During the three and six months ended June 30, 2021, the Company recognized $747 and $1,073, respectively, of employee separation costs. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to best cost locations and the reduction of global overhead costs.

Restructuring Expenses By Reporting Segment

The following table summarizes restructuring expense for the three and six months ended June 30, 2022 and 2021 by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Automotive	$374	$1,075	$555	$1,866
Medical	—	—	—	—
Corporate	—	1,016	—	1,016
Total	$374	$2,091	$555	$2,882

Restructuring Liability

Restructuring liabilities are classified as Other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring liability for the six months ended June 30, 2022:

	Employee Separation Costs	Other Related Costs	Total
Balance at December 31, 2021	$1,494	$—	$1,494
Additions, charged to restructuring expenses	—	131	131
Cash payments	(544)	(131)	(675)
Non-cash utilization	—	—	—
Change in estimate	50	—	50
Currency translation	(18)	—	(18)
Balance at March 31, 2022	$982	$—	$982
Additions, charged to restructuring expenses	—	374	374
Cash payments	(83)	(97)	(180)
Non-cash utilization	—	—	—
Change in estimate	—	—	—
Currency translation	(32)	—	(32)
Balance at June 30, 2022	$867	$277	$1,144

Note 4 – Details of Certain Balance Sheet Components

	June 30, 2022	December 31, 2021
Other current assets:
Notes receivable	$12,598	$13,033
Income tax and other tax receivable	12,583	10,681
Prepaid expenses	6,409	3,407
Billable tooling	4,996	3,778
Other	3,734	1,876
Total other current assets	$40,320	$32,775
Other current liabilities:
Accrued employee liabilities	$26,588	$28,818
Liabilities from discounts and rebates	24,317	27,343
Income tax and other taxes payable	14,838	17,068
Accrued warranty	1,899	1,916
Derivative financial instruments	1,614	—
Restructuring	1,144	1,494
Other	13,806	5,554
Total other current liabilities	$84,206	$82,193

Note 5 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2022 was as follows:

	Automotive	Medical	Total
Balance as of December 31, 2021	$37,329	$28,704	$66,033
Exchange rate impact	(2,240)	(858)	(3,098)
Balance as of June 30, 2022	$35,089	$27,846	$62,935

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$82,828	$(60,761)	$22,067	$90,448	$(64,105)	$26,343
Technology	27,236	(23,411)	3,825	29,464	(24,487)	4,977
Product development costs	18,243	(17,844)	399	20,329	(19,772)	557
Software development	1,007	—	1,007	1,007	—	1,007
Indefinite-lived:
Tradenames	4,670	—	4,670	4,670	—	4,670
Total	$133,984	$(102,016)	$31,968	$145,918	$(108,364)	$37,554

In addition to annual impairment testing, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. We are not presently aware of any events or circumstances that would require us to revise the carrying value of our assets or liabilities as of June 30, 2022.

Note 6 – Debt

The following table summarizes the Company’s debt as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
U.S. Revolving Note (U.S. Dollar denominations)	2.42%	$35,000	1.35%	$35,000
U.S. Revolving Note (Euro denominations)	—	—	—	—
DEG Vietnam Loan	5.21%	2,500	5.21%	3,750
Total debt		37,500		38,750
Current maturities		(2,500)		(2,500)
Long-term debt, less current maturities		$35,000		$36,250

Credit Agreement

On June 10, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent (the “Agent”). The Second Amended and Restated Credit Agreement amends and restates in its entirety the Amended and Restated Credit Agreement dated June 27, 2019, by and among Gentherm, certain of its direct and indirect subsidiaries, the lenders party thereto and the Agent.

The Second Amended and Restated Credit Agreement provides for a $500,000 secured revolving credit facility (the “Revolving Credit Facility”) (a $25,000 increase from the revolving credit facility under the Amended and Restated Credit Agreement), with a $50,000 sublimit for swing line loans and a $15,000 sublimit for the issuance of standby letters of credit. Any amount of the facility utilized for swing line loans or letters of credit outstanding will reduce the amount available under the Second Amended and Restated Credit Agreement. The Company had no outstanding letters of credit issued as of June 30, 2022 and December 31, 2021.

Subject to specified conditions, Gentherm can increase the Revolving Credit Facility or incur secured term loans in an aggregate amount of up to $200,000. The Second Amended and Restated Credit Agreement extends the maturity of the Revolving Credit Facility from June 27, 2024 to June 10, 2027. The outstanding principal and interest (of approximately $35,000 as of June 10, 2022) under the Amended and Restated Credit Agreement continued and remained obligations under the Second Amended and Restated Credit Agreement.

The U.S. borrowers and guarantors participating in the Second Amended and Restated Credit Agreement also entered into a Second Amended and Restated Pledge and Security Agreement (the “Second Amended and Restated Security Agreement”). The Second Amended and Restated Security Agreement grants a security interest to the Agent in substantially all of the personal property of the Company and its U.S. subsidiaries designated as borrowers to secure their respective obligations under the Second Amended and Restated Security Agreement, including the stock and membership interests of specified subsidiaries (limited to 66% of the stock in the case of certain non-U.S. subsidiaries). In addition to the security obligations, all obligations under the Second Amended and Restated Credit Agreement (including all obligations of any U.S. or non-U.S. loan party) are unconditionally guaranteed by certain of Gentherm’s domestic subsidiaries, and the German subsidiary borrowers and certain other foreign subsidiaries guarantee all obligations of the non-U.S. loan parties under the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement restricts, among other things, the amount of dividend payments the Company can make to shareholders.

The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Second Amended and Restated Credit Agreement also contains customary events of default. As of June 30, 2022, the Company was in compliance with the terms of the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement additionally contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the Revolving Credit Facility may be accelerated and may become immediately due and payable.

Under the Second Amended and Restated Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Term SOFR rate (“Term SOFR Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate plus 0.50%, Bank of America’s prime rate, or the Term SOFR rate plus 1.00%. The rate for Term SOFR Rate Loans denominated in U.S. Dollars is equal to the forward-looking Secured Overnight Financing Rate (“SOFR”) term rate administered by the CME with a term of one month. All loans denominated in a currency other than the U.S. Dollar must be Term SOFR Rate Loans. Interest is payable at least quarterly. Additionally, a commitment fee of between 0.175% to 0.300%, which will vary based on the Consolidated Net Leverage Ratio, as defined in the Second Amended and Restated Credit Agreement, is payable on the average daily unused amounts under the Revolving Credit Facility.

The Applicable Rate varies based on the Consolidated Net Leverage Ratio reported by the Company. As long as the Company is not in default of the terms and conditions of the Second Amended and Restated Credit Agreement, the lowest and highest possible Applicable Rate is 1.125% and 2.125%, respectively, for Term SOFR Rate Loans and 0.125% and 1.125%, respectively, for Base Rate Loans.

Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and the maximum Consolidated Net Leverage Ratio as of the end of any fiscal quarter. Based upon consolidated EBITDA for the trailing four fiscal quarters calculated for purposes of the Consolidated Net Leverage Ratio, $357,017 remained available as of June 30, 2022 for additional borrowings under the Second Amended and Restated Credit Agreement subject to specified conditions that Gentherm currently satisfies.

In connection with the Second Amended and Restated Credit Agreement, the Company incurred debt issuance costs of $1,417, which have been capitalized and will be amortized into interest expense over the term of the credit facility. In addition, unamortized deferred debt issuance costs of $144 were written-off and recognized in Interest expense, net during three months ended June 30, 2022.

DEG Vietnam Loan

The Company also has a fixed interest rate loan with the German Investment Corporation (“DEG”), a subsidiary of KfW Banking Group, a Germany government-owned development bank. The fixed interest rate senior loan agreement with DEG was used to finance the construction and set up of the Vietnam production facility (“DEG Vietnam Loan”). The DEG Vietnam Loan is subject to semi-annual principal payments that began November 2017 and will end May 2023. Under the terms of the DEG Vietnam Loan, the Company must maintain a minimum Enhanced Equity Ratio, as defined by the DEG Vietnam Loan agreement, based on the financial statements of Gentherm’s wholly owned subsidiary, Gentherm Vietnam Co. Ltd. As of June 30, 2022, the Company was in compliance with the terms of the DEG Vietnam Loan.

The scheduled principal maturities of our debt as of June 30, 2022 were as follows:

	DEG Vietnam Note	U.S. Revolving Note	Total
2022	$1,250	$—	$1,250
2023	1,250	—	1,250
2024	—	—	—
2025	—	—	—
2026	—	—	—
2027	—	35,000	35,000
Total	$2,500	$35,000	$37,500

Note 7 – Commitments and Contingencies

Legal and other contingencies

The Company may be subject to various legal actions and claims in the ordinary course of its business, including those arising out of breach of contracts, intellectual property rights, environmental matters, regulatory matters and employment-related matters. The Company establishes accruals for matters that it believes that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on its consolidated results of operations or financial position.

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

The following is a reconciliation of the changes in accrued warranty costs:

	Six Months Ended June 30,
	2022	2021
Balance at the beginning of the period	$1,916	$2,391
Warranty claims paid	(623)	(599)
Warranty expense for products shipped during the current period	818	1,043
Adjustments to warranty estimates from prior periods	(171)	(314)
Adjustments due to currency translation	(41)	(26)
Balance at the end of the period	$1,899	$2,495

Other matters

Purchase commitments for materials, supplies, services and capital expenditures, as part of the normal course of business, are generally consistent from year to year. In addition, due to supply shortages of semiconductors, the Company has entered into agreements with various suppliers to reserve the right to purchase certain semiconductor chips over rolling periods of 12-24 months, with volume commitments determined based on our anticipated production requirements. As of June 30, 2022, the Company’s total commitments for these semiconductor chip agreements was $40,378. Such agreements provide the Company with priority access to semiconductor chips as they become available, however, these agreements do not guarantee that our suppliers will meet the timing and quantities requested by Gentherm. All other purchase commitments as of June 30, 2022 were immaterial.

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

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$7,072	$24,791	$18,819	$57,700

Basic weighted average shares of Common Stock outstanding	33,119,085	33,100,230	33,077,029	33,025,432
Dilutive effect of stock options, restricted stock awards and restricted stock units	307,038	443,978	344,958	443,417
Diluted weighted average shares of Common Stock outstanding	33,426,123	33,544,208	33,421,987	33,468,849

Basic earnings per share	$0.21	$0.75	$0.57	$1.75
Diluted earnings per share	$0.21	$0.74	$0.56	$1.72

There were no shares excluded from the Company’s diluted earnings per share for the three and six months ended June 30, 2022 and 2021 on the basis that their inclusion would have an anti-dilutive impact on the calculation.

Note 9 – Financial Instruments

Derivative Financial Instruments

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates, changes in interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to its debt obligations under the Second Amended and Restated Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, acquisitions denominated in foreign currencies, intercompany investments and include exposures to the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, North Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won and Vietnamese Dong.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The decision of whether and when to execute derivative financial instruments, along with the duration of the instrument, may vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. The Company does not enter into derivative financial instruments for speculative or trading purposes. Some derivative contracts do not qualify for hedge accounting; for other derivative contracts, we elect to not apply hedge accounting.

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to Accumulated other comprehensive loss in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in Accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The Company records the ineffective portion of designated foreign currency and copper commodity hedging instruments, if any, to cost of sales in the consolidated condensed statements of income. Cash flows associated with derivatives are reported in net cash (used in) provided by operating activities in the Company’s consolidated condensed statements of cash flows.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

During the three months ended June 30, 2022, the Company entered into a floating-to-fixed interest rate swap agreement with a notional amount of $100,000. This interest rate swap is an undesignated hedge of the Company’s exposure to interest payment fluctuations on a portion of the expected Credit Facility borrowings to be drawn for the acquisitions of Alfmeier and Dacheng. See Note 15, “Subsequent Events,” for information about the Company’s acquisition activities. The periodic changes in fair value is recognized in Interest expense, net.

During the three months ended June 30, 2022, the Company entered into forward contracts with a notional amount of $128,319 to hedge the foreign currency risk associated with the forecasted purchase of Alfmeier. These forward contracts are not designated as hedging instruments. The periodic changes in fair value is recognized in Foreign currency gain (loss).

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of June 30, 2022 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$14,075	Other current assets	$588	Other current liabilities	$—	$588
Derivatives Not Designated as Hedging Instruments
Foreign currency derivatives	Level 2	$128,319	Other current assets	$1,403	Other current liabilities	$921	$482
Interest rate contracts	Level 2	$100,000	Other current assets	$—	Other current liabilities	$693	$693

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of December 31, 2021 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$13,974	Other current assets	$294	Other current liabilities	$—	$294
Commodity hedges	Level 2	$309	Other current assets	$6	Other current liabilities	$—	$6

Information relating to the effect of derivative instruments on our consolidated condensed statements of income and the consolidated condensed statements of comprehensive income is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2022	2021	2022	2021
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Cost of sales – income	$333	$529	$486	$1,007
	Other comprehensive (loss) income	(316)	(62)	294	(729)
Total foreign currency derivatives		$17	$467	$780	$278

Commodity derivatives	Cost of sales – income	$—	$—	$19	$—
	Other comprehensive loss	—	—	(6)	—
Total commodity derivatives		$—	$—	$13	$—

Derivatives Not Designated as Hedging Instruments
Foreign currency derivatives	Foreign currency gain (loss)	$482	$—	$482	$—
Total foreign currency derivatives		$482	$—	$482	$—

Interest rate contracts	Interest expense, net	$(693)	$—	$(693)	$—
Total interest rate derivatives		$(693)	$—	$(693)	$—

Accounts Receivable Factoring

The Company is party to a receivable factoring agreement with HSBC Bank USA, National Association. Under the receivable factoring agreement, we can sell receivables for certain of our North America account debtors up to $41,300, on a revolving basis, subject to outstanding balances and concentration limits. As of June 30, 2022, there were no outstanding receivables transferred under the receivable factoring agreement and our availability under the receivables factoring agreement was $32,431.

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative instruments (see Note 9) and pension plan assets, the Company had no material financial assets and liabilities that were carried at fair value at June 30, 2022 and December 31, 2021. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As of June 30, 2022 and December 31, 2021, there were no significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of June 30, 2022, and December 31, 2021, the carrying values of the indebtedness under the Company’s Second Amended and Restated Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6). Discount rates used to measure the fair value of Gentherm’s DEG Vietnam Loan are based on quoted swap rates. As of June 30, 2022, the carrying value of the DEG Vietnam Loan was $2,500 as compared to an estimated fair value of $2,490. As of December 31, 2021, the carrying value of the DEG Vietnam Loan was $3,750 as compared to an estimated fair value of $3,778.

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

Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The Company did not make any repurchases under the 2020 Stock Repurchase Program during the six months ended June 30, 2022, or June 30, 2021. The 2020 Stock Repurchase Program had $130,000 repurchase authorization remaining as of June 30, 2022.

Note 12 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting Accumulated other comprehensive loss during the three and six months ended June 30, 2022 and 2021 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at March 31, 2022	$(2,864)	$(43,482)	$618		$—		$(45,728)
Other comprehensive (loss) income before reclassifications	—	(22,458)	17		—		(22,441)
Income tax effect of other comprehensive (loss) income before reclassifications	—	(242)	(4)		—		(246)
Amounts reclassified from accumulated other comprehensive loss into net income	35	—	(333)	[a]	—	[a]	(298)
Income taxes reclassified into net income	(8)	—	73		—		65
Net current period other comprehensive income (loss)	27	(22,700)	(247)		—		(22,920)
Balance at June 30, 2022	$(2,837)	$(66,182)	$371		$—		$(68,648)
(a)
The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at March 31, 2021	$(3,451)	$(25,789)	$584		$—		$(28,656)
Other comprehensive income before reclassifications	—	4,531	364		—		4,895
Income tax effect of other comprehensive income before reclassifications	—	(3)	(79)		—		(82)
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(426)	[a]	—	[a]	(426)
Income taxes reclassified into net income	—	—	93		—		93
Net current period other comprehensive income (loss)	—	4,528	(48)		—		4,480
Balance at June 30, 2021	$(3,451)	$(21,261)	$536		$—		$(24,176)
(a)
The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at December 31, 2021	$(2,893)	$(34,188)	$154		$5		$(36,922)
Other comprehensive (loss) income before reclassifications	—	(31,612)	780		13		(30,819)
Income tax effect of other comprehensive loss before reclassifications	—	(382)	(183)		(3)		(568)
Amounts reclassified from accumulated other comprehensive loss into net income	70	—	(486)	[a]	(19)	[a]	(435)
Income taxes reclassified into net income	(14)	—	106		4		96
Net current period other comprehensive income (loss)	56	(31,994)	217		(5)		(31,726)
Balance at June 30, 2022	$(2,837)	$(66,182)	$371		$—		$(68,648)
(a)
The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at December 31, 2020	$(3,451)	$(12,637)	$1,106		$—		$(14,982)
Other comprehensive (loss) income before reclassifications	—	(8,341)	206		—		(8,135)
Income tax effect of other comprehensive (loss) income before reclassifications	—	(283)	(45)		—		(328)
Amounts reclassified from accumulated other comprehensive loss into net income	—	—	(935)	[a]	—	[a]	(935)
Income taxes reclassified into net income	—	—	204		—		204
Net current period other comprehensive loss	—	(8,624)	(570)		—		(9,194)
Balance at June 30, 2021	$(3,451)	$(21,261)	$536		$—		$(24,176)
(a)
The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.

The Company expects all of the existing gains and losses related to foreign currency derivatives reported in Accumulated other comprehensive loss as of June 30, 2022 to be reclassified into earnings during the next twelve months. See Note 9 for additional information about derivative financial instruments and the effects from reclassification to net income.

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2022 and 2021, is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax expense	$3,919	$5,748	$8,214	$13,313
Earnings before income tax	$10,991	$30,539	$27,033	$71,013
Effective tax rate	35.7%	18.8%	30.4%	18.7%

Income tax expense was $3,919 for the three months ended June 30, 2022 on earnings before income tax of $10,991, representing an effective tax rate of 35.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of the global intangible low-tax income (“GILTI”), and the quarterly accrual for uncertain tax positions partially offset by the impact of certain favorable tax effects on equity vesting.

Income tax expense was $5,748 for the three months ended June 30, 2021 on earnings before income tax of $30,539, representing an effective tax rate of 18.8%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to certain favorable tax effect on equity vesting and intercompany transactions in the second quarter of 2021, partially offset by unfavorable impact of GILTI.

Income tax expense was $8,214 for the six months ended June 30, 2022 on earnings before income tax of $27,033, representing an effective tax rate of 30.4%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of GILTI, and the quarterly accrual for uncertain tax positions partially offset by the impact of certain favorable tax effects of equity vesting.

Income tax expense was $13,313 for the six months ended June 30, 2021 on earnings before income tax of $71,013, representing an effective tax rate of 18.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to certain favorable tax effect on equity vesting and intercompany transactions in 2021, partially offset by the unfavorable impact of GILTI.

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

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three and six months ended June 30, 2022 and 2021.

Three Months Ended June 30,	Automotive	Medical	Corporate	Total
2022
Product revenues	$249,152	$11,563	$—	$260,715
Depreciation and amortization	8,197	558	305	$9,060
Operating income (loss)	24,026	(181)	(16,110)	$7,735
2021
Product revenues	$255,105	$10,900	$—	$266,005
Depreciation and amortization	8,892	580	245	$9,717
Operating income (loss)	43,544	113	(11,985)	$31,672

Six Months Ended June 30,	Automotive	Medical	Corporate	Total
2022
Product revenues	$507,016	$21,356	$—	$528,372
Depreciation and amortization	16,863	1,162	610	$18,635
Operating income (loss)	55,301	(1,032)	(32,344)	$21,925
2021
Product revenues	$534,475	$20,065	$—	$554,540
Depreciation and amortization	17,945	1,164	462	$19,571
Operating income (loss)	96,660	(418)	(23,821)	$72,421

Automotive and Medical segment product revenues by product category for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Climate Control Seat	$96,488	$98,229	$199,222	$207,402
Seat Heaters	65,903	69,864	134,799	146,585
Steering Wheel Heaters	28,951	26,697	57,687	55,561
Automotive Cables	19,280	22,940	41,325	47,221
Battery Performance Solutions	17,451	17,577	35,064	35,337
Electronics	10,278	14,652	21,106	29,757
Other Automotive	10,801	5,146	17,813	12,612
Subtotal Automotive segment	249,152	255,105	507,016	534,475
Medical segment	11,563	10,900	21,356	20,065
Total Company	$260,715	$266,005	$528,372	$554,540

Total product revenues information by geographic area for the three and six months ended June 30, 2022 and 2021 is as follows (based on shipment destination):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$102,617	$102,174	$206,738	$217,461
China	31,391	33,857	69,744	67,372
South Korea	23,706	25,516	44,881	50,156
Germany	15,565	16,350	35,351	35,530
Romania	11,519	14,866	24,273	29,951
Japan	12,886	17,633	24,702	35,553
Other	63,032	55,609	122,682	118,517
Total Non-U.S.	158,098	163,831	321,634	337,079
Total Company	$260,715	$266,005	$528,372	$554,540

Note 15 – Subsequent Events

On May 4, 2022, the Company entered into a definitive purchase agreement to acquire the automotive business of Alfmeier Präzision SE (“Alfmeier”), a global leader in automotive lumbar and massage comfort solutions and a leading provider of advanced valve systems technology, integrated electronics and software. Also on May 4, 2022, the Company entered into a put and call option agreement with one of the owners of Alfmeier for the real property in Germany on which Alfmeier’s headquarters is located. Pursuant to this agreement, the seller had a put to sell the headquarters to the Company and the Company had an option to purchase the headquarters post-closing of the acquisition of Alfmeier. Prior to the closing of the acquisition, Alfmeier and certain of its subsidiaries completed a series of carve-out transactions such that Alfmeier’s industrial and non-automotive business would not be acquired by the Company. On July 29, 2022, the Company completed the acquisition of Alfmeier through the acquisition of all shares in Alfmeier for a total purchase price of €181,500 (approximately $184,871 at foreign exchange rates as of such date), net of cash and cash-like items and debt and debt-like items, and subject to customary adjustments related to Alfmeier’s net working capital as of the closing. The Alfmeier purchase price was increased by €4,000 (approximately $4,074 at foreign exchange rates as of such date) at closing as a result of the resolution of certain Alfmeier tax matters prior to closing. Also, on July 29, 2022, the Company completed the acquisition of Alfmeier’s headquarters for a purchase price of €10,500 (approximately $10,730 at foreign exchange rates as of such date). The transactions were funded through a combination of the Company’s existing cash balances and borrowings under the Revolving Credit Facility.

On July 13, 2022, the Company completed the acquisition of Jiangmen Dacheng Medical Equipment Co. Ltd (“Dacheng”) and its wholly owned subsidiary, IOB Medical, Inc. (“IOB”). Dacheng, a privately held company headquartered in Jiangmen, Guangdong Province, China, is a manufacturer of medical materials and medical equipment, including patient temperature management solutions, for numerous local and international customers. The acquisition provides Gentherm Medical a local presence in China’s high-growth market for patient warming devices and other medical device products, while also expanding overall manufacturing capacity to include a low-cost manufacturing site. The Company acquired all shares in Dacheng for $34,300, net of cash and debt, and subject to customary adjustments related to Dacheng’s net working capital as of the closing. The purchase price may be increased by up to $3,000 post-closing upon the achievement of certain milestones. Also, as part of the transaction but not the purchase price or net working capital, IOB retained the obligation to satisfy an existing $2,700 consulting fee for work performed on IOB’s behalf. The transaction was funded through a combination of the Company’s existing cash balances and borrowings under the Revolving Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as the impact of the COVID-19 pandemic on our financial statements, liquidity, and business as well as the global economy, global supply chain and automotive and medical industries, the impact of the conflict in Ukraine on our operations, the expected synergies and growth prospects following the closing of recent acquisitions, the significant supply disruptions and shifts in the labor market currently faced by the automotive and medical industries, our ability and our customers’ ability to maintain production levels, the amount of borrowing availability under the Second Amended and Restated Credit Agreement and the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs and our ability to finance sufficient working capital. Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. The forward-looking statements included in this Report are made as of the date hereof or as of the date specified herein and are based on management’s current expectations and beliefs. Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Part II “Item 1A. Risk Factors” in our Current Report on Form 10-Q for the three months ended March 31, 2022 and subsequent reports filed with the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements. In addition, except for the recently consummated acquisitions, such forward-looking statements do not include the potential impact of any other business combinations, acquisitions, divestitures, strategic investments and other significant transactions that may be completed after the date hereof, each of which may present material risks to the Company’s business and financial results. Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated condensed financial statements and related notes thereto included elsewhere in this Report and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

Gentherm Incorporated is a global developer, manufacturer and marketer of innovative thermal management technologies for a broad range of heating, cooling and temperature control applications, primarily for the automotive and medical industries and pneumatic comfort technologies for the automotive industry. Within the automotive industry, our products provide solutions for passenger climate comfort and convenience, lumbar and massage comfort solutions, valve system technologies, battery thermal management and cell connecting systems. Within the medical industry our products provide patient temperature management solutions. Our automotive products can be found on vehicles manufactured by nearly all the major OEMs operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. The Company is also developing a number of new technologies and products that are expected to enable improvements to existing products and to create new product applications for existing and new markets.

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

Supply shortages of semiconductor chips and other components have resulted in decreases in global automotive vehicle production and significant volatility in customer vehicle production schedules. The Company's semiconductor suppliers, along with most automotive component supply companies that use semiconductors, including Gentherm, have been unable to fully meet the vehicle production demands of the OEMs due to events which are outside the Company's control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, fires at suppliers’ facilities, significant weather events impacting semiconductor supplier facilities in the southern United States, and other extraordinary events. The Company was able to mitigate the impacts of supply chain disruptions in order to satisfy customer orders during the first three quarters of 2021; however, during the fourth quarter of 2021 and continuing into 2022 we have experienced and may continue to experience direct adverse impacts of ongoing shortages of semiconductors. Our ability to meet customer orders without significant delay and/or expense for the remainder of 2022 and beyond remains subject to significant uncertainty.

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

In addition to the direct and indirect impacts of COVID-19, the United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine. In February 2022, Russia launched a full-scale military invasion of Ukraine. As a result of the conflict, the United States, United Kingdom, European Union and other countries have levied economic sanctions and bans on Russia and Russia has responded with its own retaliatory measures. These measures have impacted the availability and price of certain raw materials and could have a lasting impact on regional and global economies.

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

Acquisitions

On May 4, 2022, the Company entered into a definitive purchase agreement to acquire the automotive business of Alfmeier Präzision SE (“Alfmeier”), a global leader in automotive lumbar and massage comfort solutions and a leading provider of advanced valve systems technology, integrated electronics and software. Also on May 4, 2022, the Company entered into a put and call option agreement with one of the owners of Alfmeier for the real property in Germany on which Alfmeier’s headquarters is located. Pursuant to this agreement, the seller had a put to sell the headquarters to the Company and the Company had an option to purchase the headquarters post-closing of the acquisition of Alfmeier. Prior to the closing of the acquisition, Alfmeier and certain of its subsidiaries completed a series of carve-out transactions such that Alfmeier’s industrial and non-automotive business would not be acquired by the Company. On July 29, 2022, the Company completed the acquisition of Alfmeier through the acquisition of all shares in Alfmeier for a total purchase price of €181.5 million (approximately $184.9 million at foreign exchange rates as of such date), net of cash and cash-like items on one hand, and debt and debt-like items on the other hand, and subject to customary adjustments related to Alfmeier’s net working capital as of the closing. The Alfmeier purchase price was increased by €4.0 million (approximately $4.1 million at foreign exchange rates as of such date) at closing as a result of the resolution of certain Alfmeier tax matters prior to closing. Also, on July 29, 2022, the Company completed the acquisition of Alfmeier’s headquarters for a purchase price of €10.5 million (approximately $10.7 million at foreign exchange rates as of such date). The transactions were funded through a combination of the Company’s existing cash balances and borrowings under the Revolving Credit Facility.

On July 13, 2022, the Company completed the acquisition of Jiangmen Dacheng Medical Equipment Co. Ltd (“Dacheng”) and its wholly owned subsidiary, IOB Medical, Inc. (“IOB”). Dacheng, a privately held company headquartered in Jiangmen, Guangdong Province, China, is a manufacturer of medical materials and medical equipment, including patient temperature management solutions, for numerous local and international customers. The acquisition provides Gentherm Medical a local presence in China’s high-growth market for patient warming devices and other medical device products, while also expanding overall manufacturing capacity to include a low-cost manufacturing site. The Company acquired all shares in Dacheng for $34.3 million, net of cash and debt, and subject to customary adjustments related to Dacheng’s net working capital as of the closing. The purchase price may be increased by up to $3.0 million post-closing upon the achievement of certain milestones. Also, as part of the transaction but not the purchase price or net working capital, IOB retained the obligation to satisfy an existing $2.7 million consulting fee for work performed on IOB’s behalf. The transaction was funded through a combination of the Company’s existing cash balances and borrowings under the Revolving Credit Facility.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm IHS Markit (July 2022 release), actual light vehicle production in the three and six months ended June 30, 2022 in the Company’s key markets of North America, Europe, China, Japan and Korea, as compared to the three and six months ended June 30, 2021, are shown below (in millions of units):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
North America	3.6	3.2	12.5%	7.1	6.8	4.4%
Europe	3.9	4.1	(4.9)%	7.9	8.9	(11.2)%
Greater China	5.5	5.8	(5.2)%	11.7	11.6	0.9%
Japan / South Korea	2.5	2.8	(10.7)%	5.2	5.8	(10.3)%
Total light vehicle production volume in key markets	15.5	15.9	(2.6)%	31.9	33.1	(3.7)%

The IHS Markit (July 2022 release) forecasted light vehicle production volume in the Company’s key markets for full year 2022 to increase to 67.2 million units, a 3.9% increase from full year 2021 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts may be significantly different from period to period due to changes in macroeconomic conditions or matters specific to the automotive industry, such as the fluctuations that occurred in 2020 and remain ongoing due to the direct and indirect impacts of the COVID-19 pandemic. Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of IHS Markit or other third-party sources.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the second quarter of 2022, we secured new automotive business awards totaling $600.0 million in the quarter including $190.0 million secured by Alfmeier Präzision SE prior to acquisition closing. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that new business awards are an indicator of future revenue. New business awards are not projections of revenue or future business as of June 30, 2022, the date of this Report or any other date. Customer projections regularly change over time and we do not update our calculation of any new business award after the date initially communicated. Automotive new business awards in the second quarter 2022 also do not reflect, in particular, the impact of the COVID-19 pandemic and related macroeconomic challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements” above.

Stock Repurchase Program

On December 11, 2020, the Board of Directors authorized a new stock repurchase program (the “2020 Stock Repurchase Program”) to commence upon expiration of the prior stock repurchase program on December 15, 2020. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023. Repurchases under the 2020 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. During the six months ended June 30, 2022, we did not make any repurchases under the 2020 Stock Repurchase Program and have a remaining repurchase authorization of $130.0 million as of June 30, 2022.

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

Consolidated Results of Operations

The results of operations for the three and six months ended June 30, 2022 and 2021, in thousands, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)	2022	2021	Favorable / (Unfavorable)
Product revenues	$260,715	$266,005	$(5,290)	$528,372	$554,540	$(26,168)
Cost of sales	201,338	186,792	(14,546)	404,882	387,658	(17,224)
Gross margin	59,377	79,213	(19,836)	123,490	166,882	(43,392)
Operating expenses:
Net research and development expenses	19,325	18,227	(1,098)	39,759	35,830	(3,929)
Selling, general and administrative expenses	31,943	27,223	(4,720)	61,251	55,749	(5,502)
Restructuring expenses	374	2,091	1,717	555	2,882	2,327
Total operating expenses	51,642	47,541	(4,101)	101,565	94,461	(7,104)
Operating income	7,735	31,672	(23,937)	21,925	72,421	(50,496)
Interest expense, net	(1,430)	(630)	(800)	(1,999)	(1,669)	(330)
Foreign currency gain (loss)	4,552	(515)	5,067	6,769	258	6,511
Other income	134	12	122	338	3	335
Earnings before income tax	10,991	30,539	(19,548)	27,033	71,013	(43,980)
Income tax expense	3,919	5,748	1,829	8,214	13,313	5,099
Net income	$7,072	$24,791	$(17,719)	$18,819	$57,700	$(38,881)
Product revenues by product category, in thousands, for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	% Change	$ Change	2022	2021	% Change	$ Change
Climate Control Seat	$96,488	$98,229	(1.8)%	$(1,741)	$199,222	$207,402	(3.9)%	$(8,180)
Seat Heaters	65,903	69,864	(5.7)%	$(3,961)	134,799	146,585	(8.0)%	$(11,786)
Steering Wheel Heaters	28,951	26,697	8.4%	$2,254	57,687	55,561	3.8%	$2,126
Automotive Cables	19,280	22,940	(16.0)%	$(3,660)	41,325	47,221	(12.5)%	$(5,896)
Battery Performance Solutions	17,451	17,577	(0.7)%	$(126)	35,064	35,337	(0.8)%	$(273)
Electronics	10,278	14,652	(29.9)%	$(4,374)	21,106	29,757	(29.1)%	$(8,651)
Other Automotive	10,801	5,146	109.9%	$5,655	17,813	12,612	41.2%	$5,201
Subtotal Automotive segment	249,152	255,105	(2.3)%	$(5,953)	507,016	534,475	(5.1)%	$(27,459)
Medical segment	11,563	10,900	6.1%	$663	21,356	20,065	6.4%	$1,291
Total Company	$260,715	$266,005	(2.0)%	$(5,290)	$528,372	$554,540	(4.7)%	$(26,168)

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Variance Due To:
	2022	2021	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing/Other	Total
Product revenues	$260,715	$266,005	$(5,290)	$4,388	$(13,569)	$3,891	$(5,290)

Product revenues for the three months ended June 30, 2022 decreased 2.0% as compared to the three months ended June 30, 2021. The decrease in product revenues is related to unfavorable foreign currency impacts, primarily related to the Euro, Chinese Renminbi and Korean Won, partially offset by increased volumes in our Automotive segment. The increase in product revenues included in Variance Due To Pricing/Other is primarily attributable to price increases as a result of initial cost recoveries from customers in our Automotive segment and negotiated lower annual price reductions from customers. Additional increase in product revenues included in Variance Due To Pricing/Other is a result of an increase in product revenue in our Medical segment.

Below is a summary of our product revenues, in thousands, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,			Variance Due To:
	2022	2021	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing/Other	Total
Product revenues	$528,372	$554,540	$(26,168)	$(8,582)	$(20,170)	$2,584	$(26,168)

Product revenues for the six months ended June 30, 2022 decreased 4.7% as compared to the six months ended June 30, 2021. The decrease in product revenues is primarily related to decreased volumes in our Automotive segment and unfavorable foreign currency impacts, primarily related to the Euro, Chinese Renminbi and Korean Won. The increase in product revenues included in Variance Due To Pricing/Other is primarily attributable to price increases as a result of initial cost recoveries from customers in our Automotive segment and negotiated lower annual price reductions from customers. Additional increase in product revenues included in Variance Due To Pricing/Other is a result of an increase in product revenue in our Medical segment.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Variance Due To:
	2022	2021	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$201,338	$186,792	$(14,546)	$(2,727)	$(13,472)	$7,280	$(5,627)	$(14,546)
Gross margin	$59,377	$79,213	$(19,836)	$1,661	$(13,472)	$(6,289)	$(1,736)	$(19,836)
Gross margin - Percentage of product revenues	22.8%	29.8%

Cost of sales for the three months ended June 30, 2022 increased 7.8% as compared to the three months ended June 30, 2021. The increase in cost of sales is due to increased volumes in our Automotive segment and inflation associated with higher freight costs and material costs included in the Variance Due To Operational Performance. This increase was partially offset by favorable foreign currency impacts primarily attributable to the Euro and Chinese Renminbi. The increase in cost of sales included in Variance Due To Other above is due to the following items:

•
$3.2 million of increase due to wage inflation; and
•
$1.3 million of increase attributable to higher volumes in the Medical segment

Below is a summary of our cost of sales and gross margin, in thousands, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,			Variance Due To:
	2022	2021	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$404,882	$387,658	$(17,224)	$5,621	$(25,480)	$11,197	$(8,562)	$(17,224)
Gross margin	$123,490	$166,882	$(43,392)	$(2,961)	$(25,480)	$(8,973)	$(5,978)	$(43,392)
Gross margin - Percentage of product revenues	23.4%	30.1%

Cost of sales for the six months ended June 30, 2022 increased 4.4% as compared to the six months ended June 30, 2021. The increase in cost of sales within the Variance Due To Operational Performance is primarily related to inflation associated with higher freight costs and material costs. This increase was partially offset by decreased volumes in our Automotive segment and favorable foreign currency impacts primarily attributable to the Euro and Chinese Renminbi. The increase in cost of sales included in Variance Due To Other above is due to the following items:

•
$6.5 million of increase due to wage inflation;
•
$2.0 million of increase attributable to higher volumes in the Medical segment; and
•
$0.7 million of decrease due to lower stock compensation expense.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)
Research and development expenses	$24,334	$23,013	$(1,321)
Reimbursed research and development expenses	(5,009)	(4,786)	223
Net research and development expenses	$19,325	$18,227	$(1,098)
Percentage of product revenues	7.4%	6.9%

Net research and development expenses for the three months ended June 30, 2022 increased 6.0% as compared to the three months ended June 30, 2021. The increase in net research and development expenses is primarily related to increased project-related spending.

Below is a summary of our net research and development expenses, in thousands, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)
Research and development expenses	$48,237	$45,439	$(2,798)
Reimbursed research and development expenses	(8,478)	(9,609)	(1,131)
Net research and development expenses	$39,759	$35,830	$(3,929)
Percentage of product revenues	7.5%	6.5%

Net research and development expenses for the six months ended June 30, 2022 increased 11.0% as compared to the six months ended June 30, 2021. The increase in net research and development expenses is primarily related to increased project-related spending and lower reimbursements for costs to design, develop and purchase tooling pursuant to customer contracts.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)
Selling, general and administrative expenses	$31,943	$27,223	$(4,720)
Percentage of product revenues	12.3%	10.2%

Selling, general and administrative expenses for the three months ended June 30, 2022 increased 17.3% as compared to the three months ended June 30, 2021. The increase in selling, general and administrative expenses is primarily related to acquisition related costs.

Below is a summary of our selling, general and administrative expenses, in thousands, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)
Selling, general and administrative expenses	$61,251	$55,749	$(5,502)
Percentage of product revenues	11.6%	10.1%

Selling, general and administrative expenses for the six months ended June 30, 2022 increased 9.9% as compared to the six months ended June 30, 2021. The increase in selling, general and administrative expenses is primarily related to acquisition related costs.

Restructuring Expenses

Restructuring expenses primarily relate to the Manufacturing Footprint Rationalization restructuring program and other discrete restructuring actions focused on the rotation of our manufacturing footprint to lower cost locations and the reduction of global overhead expenses.

Below is a summary of our restructuring expenses, in thousands, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)
Restructuring expenses	$374	$2,091	$1,717

During the three months ended June 30, 2022, the Company recognized expenses of $0 million for employee separation costs and $0.4 million for other costs.

During the three months ended June 30, 2021, the Company recognized expenses of $1.5 million for employee separation costs and $0.6 million of accelerated depreciation and other costs.

Below is a summary of our restructuring expenses, in thousands, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)
Restructuring expenses	$555	$2,882	$2,327

During the six months ended June 30, 2022, the Company recognized expenses of $0.1 million for employee separation costs and $0.5 million for other costs.

During the six months ended June 30, 2021, the Company recognized expenses of $2.0 million for employee separation costs and $0.9 million of accelerated depreciation and other costs.

See Note 3, “Restructuring” of the consolidated condensed financial statements included in this Report for additional information.

Interest Expense, net

Below is a summary of our interest expense, net, in thousands, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)
Interest expense, net	$(1,430)	$(630)	$(800)

Interest expense, net for the three months ended June 30, 2022 increased 127.0% as compared to the three months ended June 30, 2021. The increase is primarily due to the change in fair value of the interest rate swap derivative during the three months ended June 30, 2022.

Below is a summary of our interest expense, net, in thousands, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)
Interest expense, net	$(1,999)	$(1,669)	$(330)

Interest expense, net for the six months ended June 30, 2022 increased 19.8% as compared to the six months ended June 30, 2021. The increase is primarily due to the change in fair value of the interest rate swap derivative during the six months ended June 30, 2022 offset by a lower balance on our revolving credit agreement during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Foreign Currency Gain (Loss)

Below is a summary of our foreign currency gain (loss), in thousands, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)
Foreign currency gain (loss)	$4,552	$(515)	$5,067

Foreign currency gain for the three months ended June 30, 2022 included net realized foreign currency gain of $0.5 million and net unrealized foreign currency gain of $4.0 million.

Foreign currency loss for the three months ended June 30, 2021 primarily included net realized foreign currency loss of $0.5 million.

Below is a summary of our foreign currency gain, in thousands, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)
Foreign currency gain	$6,769	$258	$6,511

Foreign currency gain for the six months ended June 30, 2022 included net realized foreign currency gain of $0.4 million and net unrealized foreign currency gain of $6.4 million.

Foreign currency gain for the six months ended June 30, 2021 primarily included net unrealized foreign currency gain of $0.3 million.

Other Income

Below is a summary of our other income, in thousands, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)
Other income	$134	$12	$122

The increase in Other income is due to an increase in miscellaneous income.

Below is a summary of our other income, in thousands, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)
Other income	$338	$3	$335

The increase in Other income is due to an increase in miscellaneous income.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)
Income tax expense	$3,919	$5,748	$1,829

Income tax expense was $3.9 million for the three months ended June 30, 2022, on earnings before income tax of $11.0 million, representing an effective tax rate of 35.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of the global intangible low-tax income (“GILTI”), and the increase of accruals for uncertain tax positions partially offset by the impact of certain favorable tax effects on equity vesting.

Income tax expense was $5.7 million for the three months ended June 30, 2021 on earnings before income tax of $30.5 million representing an effective tax rate of 18.8%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to certain favorable tax effect on equity vesting and intercompany transactions in the second quarter of 2021, partially offset by unfavorable impact of GILTI.

Below is a summary of our income tax expense, in thousands, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)
Income tax expense	$8,214	$13,313	$5,099

Income tax expense was $8.2 million for the six months ended June 30, 2022, on earnings before income tax of $27.0 million, representing an effective tax rate of 30.4%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of GILTI, and the increase of accruals for uncertain tax positions partially offset by the impact of certain favorable tax effects of equity vesting.

Income tax expense was $13.3 million for the six months ended June 30, 2021 on earnings before income tax of $71.0 million representing an effective tax rate of 18.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to certain favorable tax effect on equity vesting and intercompany transactions in 2021, partially offset by the unfavorable impact of GILTI.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings available under our Second Amended and Restated Credit Agreement. Our cash requirements consist principally of working capital, capital expenditures, research and development, operating lease payments, income tax payments and general corporate purposes. We generally reinvest available cash flows from operations into our business, while opportunistically utilizing our authorized stock repurchase program. Further, we continuously evaluate acquisition and investment opportunities that will enhance our business strategies.

As of June 30, 2022, the Company had $157.3 million of cash and cash equivalents, $357.0 million of availability under our Second Amended and Restated Credit Agreement and $32.4 million of availability under our North America receivables factoring arrangement. Significant changes in liquidity occurred during July 2022 in connection with the close of the Alfmeier and Dacheng acquisitions. See "Material Cash Requirements" below for further information. We continue to maintain access to the capital markets and may issue debt or equity securities, which may provide an additional source of liquidity. There can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of June 30, 2022, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $141.1 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents and borrowings available under our Second Amended and Restated Credit Agreement and the North America receivables factoring arrangement will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The following table represents our cash and cash equivalents, in thousands:

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents at beginning of period	$190,606	$268,345
Net Cash (used in) provided by operating activities	(3,686)	84,362
Net Cash used in investing activities	(15,717)	(25,859)
Net Cash used in financing activities	(5,145)	(139,625)
Foreign currency effect on cash and cash equivalents	(8,800)	(360)
Cash and cash equivalents at end of period	$157,258	$186,863

Cash Flows From Operating Activities

Cash used in operating activities totaled $3.7 million during the six months ended June 30, 2022 primarily reflecting net income of $18.8 million, decreased by non-cash adjustments of $1.0 million for deferred income taxes and $46.6 million related to changes in assets and liabilities, partially offset by $25.1 million for non-cash charges for depreciation, amortization, non-cash stock based compensation, loss on disposition of property and equipment and pension plan adjustments.

Cash Flows From Investing Activities

Cash used in investing activities was $15.7 million during the six months ended June 30, 2022, reflecting purchases of property and equipment of $15.4 million and payments related to an equity method investment for $0.4 million, partially offset by proceeds from the sale of property and equipment of $0.1 million.

Cash Flows From Financing Activities

Cash used in financing activities was $5.1 million during the six months ended June 30, 2022, reflecting taxes withheld and paid on employees' share based payment awards totaling $4.5 million and repayments of debt of $1.2 million, partially offset by proceeds from the exercise of Common Stock options totaling $0.6 million.

Debt

The following table summarizes the Company’s debt, in thousands, as of June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
U.S. Revolving Note (U.S. Dollar denominations)	2.42%	$35,000	1.35%	$35,000
U.S. Revolving Note (Euro denominations)	—	—	1.25%	8,294
DEG Vietnam Loan	5.21%	2,500	5.21%	5,000
Total debt		37,500		48,294
Current maturities		(2,500)		(2,500)
Long-term debt, less current maturities		$35,000		$45,794

Credit Agreement

Gentherm, together with certain of its subsidiaries, maintain a revolving credit note (“U.S. Revolving Note”) under its Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent. The Second Amended and Restated Credit Agreement was entered into on June 10, 2022 and amends and restates in its entirety the Amended and Restated Credit Agreement dated June 27, 2019, by and among Gentherm, certain of its direct and indirect subsidiaries, the lenders party thereto and the Agent. The Second Amended and Restated Credit Agreement has a maximum borrowing capacity of $500 million and matures on June 10, 2027. The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter.

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

Other Sources of Liquidity

The Company is party to a receivable factoring agreement with HSBC Bank USA, National Association. Under the receivable factoring agreement, we can sell receivables for certain of our North America account debtors up to $41.3 million, on a revolving basis, subject to outstanding balances and concentration limits. As of June 30, 2022, there were no outstanding receivables transferred under the receivable factoring agreement and our availability under the receivables factoring agreement was $32.4 million.

Material Cash Requirements

Significant liquidity was required during July 2022 to close the Alfmeier and Dacheng acquisitions. In connection with these acquisitions, we drew $202.0 million from the U.S. Revolving Note and made cash payments totaling approximately $232.6 million, including amounts placed in escrow. Additional cash payments may be required for customary adjustments related to Alfmeier’s net working capital as of the closing and for the contingent payments of up to $3.0 million related to the Dacheng acquisition. See "Acquisitions" above for additional information about the purchase prices associated with these transactions.

The Company continues to enter into agreements with suppliers to reserve the right to purchase certain semiconductor chips over periods of 12-24 months. As of June 30, 2022, the Company’s total commitments for these semiconductor chip agreements was $40.4 million. See Note 7, “Commitments and Contingencies” of the consolidated condensed financial statements included in this Report for additional information.

Except as described above, there have been no material changes in our cash requirements since December 31, 2021, the end of fiscal year 2021. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding our material cash requirements.

Effects of Inflation

The automotive component supply industry has historically been subject to inflationary pressures with respect to materials and labor. In 2021 and continuing in 2022, macroeconomic effects of the COVID-19 pandemic have resulted in inflationary cost increases in certain materials, labor and transportation. These inflationary cost increases are expected to continue into the foreseeable future as demand remains elevated and supply remains constrained. Although the Company has developed and implemented strategies to mitigate the impact of higher material component costs and transportation costs, these strategies, together with commercial negotiations with Gentherm's customers and suppliers have not fully offset to date and may not offset our future cost increases. Such inflationary cost increase may increase the cash required to fund our operations by a material amount.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended June 30, 2022. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “New Accounting Pronouncements” in the consolidated condensed financial statements included in this Report.

Recent Accounting Pronouncements

For information on the impact of recently issued accounting pronouncements, see Note 2, “New Accounting Pronouncements” in the consolidated condensed financial statements included in this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates, changes in interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to its debt obligations under the Second Amended and Restated Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, acquisitions denominated in foreign currencies, intercompany investments and include exposures to the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, North Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won and Vietnamese Dong.

The Company regularly enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. The decision of whether and when to execute derivative financial instruments, along with the duration of the instrument, may vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. The Company does not enter into derivative financial instruments for speculative or trading purposes. Some derivative contracts do not qualify for hedge accounting; for other derivative contracts, we elect to not apply hedge accounting.

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts that can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to Accumulated other comprehensive loss in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in Accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The Company records the ineffective portion of foreign currency and copper commodity hedging instruments, if any, to cost of sales, and the ineffective portion of interest rate swaps, if any, to interest expense in the consolidated condensed statements of income. Cash flows associated with derivatives are reported in net cash (used in) provided by operating activities in the Company’s consolidated condensed statements of cash flows.

Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of June 30, 2022 is set forth in Note 9, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

Interest Rate Sensitivity

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in the currency indicated in parentheses.

	Expected Maturity Date
	2022	2023	2024	2025	2026	2027	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate ($USD)	$—	$—	$—	$—	$—	$35,000	$35,000	$35,000
Variable interest rate as of June 30, 2022						2.42%	2.42%
Fixed rate ($USD)	$1,250	$1,250	$—	$—	$—	$—	$2,500	$2,490
Fixed interest rate	5.21%	5.21%					5.21%

Based on the amounts outstanding as of June 30, 2022, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $0.4 million.

In connection with the acquisitions of Alfmeier and Dacheng, we drew $202.0 million from the U.S. Revolving Note in July 2022. To hedge the Company's exposure to interest payment fluctuations on a portion of these borrowings, we entered into a floating-to-fixed interest rate swap agreement with a notional amount of $100.0 million.

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

During the three months ended June 30, 2022, the Company entered into forward contracts with a notional amount of $128.3 million to hedge the foreign currency risk associated with the expected closing of Alfmeier.

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2022	Total	Fair Value
USD Functional Currency
Forward Exchange Agreements:
(Receive $MXN / Pay $USD)
Total contract amount	$14,075	$14,075	$588
Average contract rate	21.31	21.31

(Receive $EUR / Pay $USD)
Total contract amount	$128,319	$128,319	$482
Average contract rate	0.96	0.96

The table below presents the potential gain and loss in fair value for the foreign currency derivative contracts from a hypothetical 10% change in quoted currency exchange rates.

	June 30, 2022		December 31, 2021
Exchange Rate Sensitivity	Potential loss in fair value	Potential gain in fair value	Potential loss in fair value	Potential gain in fair value
Forward Exchange Agreement:(Receive $MXN / Pay $USD)	$1,332	$1,628	$1,296	$1,584
Forward Exchange Agreement:(Receive $EUR / Pay $USD)	$33,300	$40,700	$—	$—

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended June 30, 2022.

ITEM 1A. RISK FACTORS

The Company’s risk factors have not materially changed from those previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Part II “Item 1A. Risk Factors” in our Current Report on Form 10-Q for the three months ended March 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During First Quarter 2022

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2022 to April 30, 2022	—	$—	—	$130,000,105
May 1, 2022 to May 31, 2022	—	$—	—	$130,000,105
June 1, 2022 to June 30, 2022	—	$—	—	$130,000,105

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

ITEM 6. EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
2.1*	Share Purchase and Transfer Agreement, dated May 4, 2022, by and among Gebhardt Holding GmbH, ELBER GmbH, Gentherm GmbH, and Andreas Gebhardt, Markus Gebhardt and Dr. Johann Vielberth.		10-Q	3/31/22	2.1	5/4/22
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
10.1*	Second Amended and Restated Credit Agreement, dated as of June 10, 2022, by and among Gentherm Incorporated, Gentherm (Texas), Inc., Gentherm Licensing, Limited Partnership, Gentherm Medical, LLC, Gentherm GmbH, Gentherm Enterprises GmbH and Gentherm Licensing GmbH, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer.		8-K		10.1	6/13/22
10.2*	Second Amended and Restated Pledge and Security Agreement, dated as of June 10, 2022, by and among Gentherm Incorporated, Gentherm (Texas), Inc., Gentherm Medical, LLC, Gentherm Properties I, LLC, Gentherm Properties II, LLC and Bank of America, N.A.		8-K		10.2	6/13/22
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	X

* Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish any omitted schedules or exhibits upon the request of the SEC. A list of the omitted schedules and exhibits to Exhibit 10.1 is set forth in the agreement. A list of the omitted schedules and exhibits to Exhibit 10.2 is as follows: Schedule I – Pledged Equity Interests; Schedule II – Primary Location, Filing Locations, Trade Names, Changes in Names, State Organizational Numbers, Taxpayer Identification Numbers, Government Contracts, Deposit Accounts, Securities Accounts, Commodity Accounts, Letter of Credit Rights and Commercial Tort Claims; Schedule III – Intellectual Property; Annex I – Security Agreement Supplement.

** Documents are furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ PHILLIP EYLER
Phillip Eyler
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2022

/s/ MATTEO ANVERSA
Matteo Anversa
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 2, 2022