Form 10-Q
period 2023-03-31
GENTHERM Inc
filed 2023-04-27
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

At April 21, 2023, there were 33,127,634 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$166,630	$153,891
Accounts receivable, net	256,715	247,131
Inventory:
Raw materials	137,829	136,217
Work in process	17,091	17,695
Finished goods	63,543	64,336
Inventory, net	218,463	218,248
Other current assets	69,691	64,597
Total current assets	711,499	683,867
Property and equipment, net	242,143	244,480
Goodwill	120,955	119,774
Other intangible assets, net	72,051	73,933
Operating lease right-of-use assets	31,024	29,945
Deferred income tax assets	73,004	69,840
Other non-current assets	18,070	17,461
Total assets	$1,268,746	$1,239,300
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$207,887	$182,225
Current lease liabilities	8,093	7,143
Current maturities of long-term debt	1,996	2,443
Other current liabilities	88,896	93,814
Total current liabilities	306,872	285,625
Long-term debt, less current maturities	232,558	232,653
Non-current lease liabilities	19,740	20,538
Pension benefit obligation	3,326	3,638
Other non-current liabilities	25,932	24,573
Total liabilities	$588,428	$567,027
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 33,126,702 and 33,202,082 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	112,420	122,658
Paid-in capital	5,379	5,447
Accumulated other comprehensive loss	(36,101)	(46,489)
Accumulated earnings	598,620	590,657
Total shareholders’ equity	680,318	672,273
Total liabilities and shareholders’ equity	$1,268,746	$1,239,300

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Product revenues	$363,625	$267,657
Cost of sales	282,495	203,544
Gross margin	81,130	64,113
Operating expenses:
Net research and development expenses	25,145	20,434
Selling, general and administrative expenses	37,042	29,308
Restructuring expenses	1,269	181
Total operating expenses	63,456	49,923
Operating income	17,674	14,190
Interest expense, net	(4,144)	(569)
Foreign currency (loss) gain	(2,069)	2,217
Other income	230	204
Earnings before income tax	11,691	16,042
Income tax expense	3,728	4,295
Net income	$7,963	$11,747
Basic earnings per share	$0.24	$0.36
Diluted earnings per share	$0.24	$0.35
Weighted average number of shares – basic	33,182	33,035
Weighted average number of shares – diluted	33,386	33,377

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$7,963	$11,747
Other comprehensive income:
Pension benefit obligations	4	29
Foreign currency translation adjustments	8,255	(9,294)
Unrealized gain on foreign currency derivative securities, net of tax	2,129	464
Unrealized loss on commodity derivative securities, net of tax	—	(5)
Other comprehensive income (loss), net of tax	10,388	(8,806)
Comprehensive income	$18,351	$2,941

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net income	$7,963	$11,747
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,583	9,577
Deferred income taxes	(1,786)	(778)
Stock based compensation	2,023	2,279
Loss on disposition of property and equipment	16	107
Provisions for inventory	1,704	747
Other	(44)	256
Changes in assets and liabilities:
Accounts receivable, net	(8,237)	(25,788)
Inventory	(1,137)	(18,863)
Other assets	(6,417)	(10,716)
Accounts payable	24,289	34,097
Other liabilities	(6,848)	(3,349)
Net cash provided by (used in) operating activities	25,109	(684)
Investing Activities:
Purchases of property and equipment	(6,294)	(5,659)
Proceeds from the sale of property and equipment	17	52
Proceeds from deferred purchase price of factored receivables	3,728	—
Cost of technology investments	—	(350)
Net cash used in investing activities	(2,549)	(5,957)
Financing Activities:
Repayments of debt	(564)	—
Proceeds from the exercise of Common Stock options	263	569
Taxes withheld and paid on employees' share-based payment awards	(2,667)	(4,319)
Cash paid for the repurchase of Common Stock	(9,997)	—
Net cash used in financing activities	(12,965)	(3,750)
Foreign currency effect	3,144	(2,298)
Net increase (decrease) in cash and cash equivalents	12,739	(12,689)
Cash and cash equivalents at beginning of period	153,891	190,606
Cash and cash equivalents at end of period	$166,630	$177,917
Supplemental disclosure of cash flow information:
Cash paid for taxes	$5,536	$3,267
Cash paid for interest	3,235	421
Non-Cash Investing Activities:
Period-end balance of accounts payable for property and equipment	$2,370	$2,437
Deferred purchase price of receivables factored in the period	4,739	—

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2022	33,202	$122,658	$5,447	$(46,489)	$590,657	$672,273
Net income	—	—	—	—	7,963	7,963
Other comprehensive income	—	—	—	10,388	—	10,388
Stock compensation, net	94	(241)	(68)	—	—	(309)
Stock repurchase	(169)	(9,997)	—	—	—	(9,997)
Balance at March 31, 2023	33,127	$112,420	$5,379	$(36,101)	$598,620	$680,318

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2021	33,008	$118,646	$5,866	$(36,922)	$566,216	$653,806
Net income	—	—	—	—	11,747	11,747
Other comprehensive loss	—	—	—	(8,806)	—	(8,806)
Stock compensation, net	119	(814)	(146)	—	—	(960)
Balance at March 31, 2022	33,127	$117,832	$5,720	$(45,728)	$577,963	$655,787

See accompanying notes to the consolidated condensed financial statements.

Note 1 – Overview

Gentherm Incorporated, a Michigan corporation, and its consolidated subsidiaries (“Gentherm”, “we”, “us”, “our” or the “Company”) is the global market leader of innovative thermal management and pneumatic comfort technologies for the automotive and medical industries. Automotive products include variable temperature Climate Control Seats, heated automotive interior systems (including heated seats, steering wheels, armrests and other components), battery performance solutions, cable systems, lumbar and massage comfort solutions, valve systems, and other electronic devices. Our automotive products can be found on vehicles manufactured by nearly all the major original equipment manufacturers (“OEMs”) operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Medical products include patient temperature management systems. Our medical products can be found in hospitals throughout the world, primarily in the US, China, Germany and Brazil. The Company is also developing a number of new technologies and products that will help enable improvements to existing products, improve health, wellness and patient outcomes and will lead to new product applications for existing and new and adjacent markets.

Basis of Presentation and Significant Accounting Policies

The unaudited consolidated condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The information furnished in the consolidated condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) considered necessary to present fairly the results of operations, financial position and cash flows of the Company. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Variable Interest Entities

The Company maintains an ownership interest in a VIE, Carrar Ltd. (“Carrar”). Carrar is a technology developer of advanced thermal management systems for the electric mobility market. The Company determined that Carrar is a VIE; however, the Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of the investment. Therefore, the Company has concluded that it is not the primary beneficiary. Gentherm’s investment in Carrar is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Carrar investment was $5,200 as of March 31, 2023 and December 31, 2022, and is recorded in Other non-current assets in the consolidated condensed balance sheets.

Revenue Recognition

The Company has no material contract assets or contract liabilities as of March 31, 2023.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $3,029 and $2,239 as of March 31, 2023 and December 31, 2022, respectively. These amounts are recorded in Other non-current assets and are being amortized into Product revenues over the expected production life of the applicable program.

Note 2 – Acquisitions

Alfmeier Präzision SE

On August 1, 2022, the Company acquired 100% of the equity interests of Alfmeier, a global leader in automotive lumbar and massage comfort solutions and a leading provider of advanced valve systems, integrated electronics and software. The acquisition further expanded the Company's value proposition beyond thermal in comfort, health, wellness, and energy efficiency and aligned with global consumer demand for expanded offerings in vehicle passenger comfort.

The total consideration transferred was $170,700. The results of Alfmeier's operations are reported within the Automotive segment from the acquisition date.

The acquisition was accounted for as a business combination. The following table summarizes the purchase consideration and preliminary estimated fair values of assets acquired and liabilities assumed as of the acquisition date and subsequent measurement period adjustments:

	Initial Allocation as of August 1, 2022	Measurement Period Adjustments	Revised Allocation as of March 31, 2023
Purchase price, cash consideration, net of cash acquired	$164,887	$5,813	$170,700
			—
Accounts receivable	24,988	(121)	24,867
Inventory	36,026	(106)	35,920
Prepaid expenses and other assets	20,920	(74)	20,846
Operating lease right-of-use assets	4,608	—	4,608
Property and equipment	89,942	1,242	91,184
Other intangible assets	22,668	8,791	31,459
Goodwill	43,678	(9,184)	34,494
Assumed liabilities	(55,994)	975	(55,019)
Deferred tax liabilities	(21,949)	4,290	(17,659)
Net assets acquired	$164,887	$5,813	$170,700

During the three months ended March 31, 2023, the Company did not record any measurement period adjustments. The preliminary fair values of assets acquired and liabilities assumed are subject to change as the Company completes its analysis of the fair values as of the date of acquisition.

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

The following unaudited pro forma information represents our product revenues as if the acquisition of Alfmeier had occurred as of January 1, 2022:

Three Months Ended March 31, 2022
Product revenues	$333,756
Net income	8,567

Jiangmen Dacheng Medical Equipment Co. Ltd

On July 13, 2022, the Company acquired 100% of the equity interests of Dacheng and its wholly owned subsidiary, IOB Medical, Inc. Dacheng, a privately held manufacturer of medical materials and medical equipment, including patient temperature management solutions, for numerous local and international customers. The acquisition provided Gentherm Medical a local presence in China’s high-growth market for patient warming devices and other medical device products, and expanded overall manufacturing capacity to include a low-cost manufacturing site.

The total consideration transferred was $35,048. The purchase agreement also included potential cash payments contingent upon the achievement of certain performance metrics and continued employment of the former majority shareholder through a series of defined dates. The achievement of these performance metrics resulted in cash payments of $500. These cash payments were accounted for as compensation expense and recorded as a component of selling, general and administrative expense ratably over the service period.

The acquisition was accounted for as a business combination. The following table summarizes the purchase consideration and preliminary estimated fair values of assets acquired and liabilities assumed as of the acquisition date and subsequent measurement period adjustments:

	Initial Allocation as of July 13, 2022	Measurement Period Adjustments	Revised Allocation as of March 31, 2023
Purchase price, cash consideration, net of cash acquired	$35,048	$—	$35,048
			—
Accounts receivable	746	(84)	662
Inventory	1,942	(177)	1,765
Prepaid expenses and other assets	152	22	174
Operating lease right-of-use assets	841	—	841
Property and equipment	684	—	684
Other intangible assets	19,094	965	20,059
Goodwill	22,995	(3,979)	19,016
Assumed liabilities	(2,799)	(40)	(2,839)
Deferred tax liabilities	(8,607)	3,293	(5,314)
Net assets acquired	$35,048	$—	$35,048

During the three months ended March 31, 2023, the Company did not record any measurement period adjustments. The preliminary fair values of assets acquired and liabilities assumed are subject to change as the Company completes its analysis of the fair values as of the date of acquisition.

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

Note 3 – Restructuring and Impairments

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

During the three months ended March 31, 2023, the Company did not recognize any restructuring expense. During the three months ended March 31, 2022, the Company recognized restructuring expense of $50 for employee separation costs and $101 for other costs.

The Company has recorded approximately $10,359 of restructuring expenses since the inception of this program and as of March 31, 2023, $588 remains accrued.

Other Restructuring Activities

The Company has undertaken several discrete restructuring actions. During the three months ended March 31, 2023, the Company recognized $1,206 for employee separation costs and $63 of other costs. During the three months ended March 31, 2022, the Company recognized $30 for other costs. These restructuring expenses were primarily associated with restructuring actions focused on the reduction of global overhead costs.

Restructuring Expenses By Reporting Segment

The following table summarizes restructuring expense for the three months ended March 31, 2023 and 2022 by reporting segment:

	Three Months Ended March 31,
	2023	2022
Automotive	$1,074	$181
Medical	—	—
Corporate	195	—
Total	$1,269	$181

Restructuring Liability

Restructuring liabilities are classified as other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring liability for the three months ended March 31, 2023:

	Employee Separation Costs	Other Related Costs	Total
Balance at December 31, 2022	$588	$—	$588
Additions, charged to restructuring expenses	1,206	63	1,269
Cash payments	—	(63)	(63)
Currency translation	16	—	16
Balance at March 31, 2023	$1,810	$—	$1,810

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

During the three months ended March 31, 2023, the Company recorded non-cash impairment charges of $1,419 for the write down of inventory within the Automotive segment. This charge is recorded in Cost of sales.

The Company is no longer pursuing a sale of the business and intends to wind-down the operations of the business by the end of 2023, subject to discussions with customers and suppliers.

Note 4 – Details of Certain Balance Sheet Components

	March 31, 2023	December 31, 2022
Other current assets:
Billable tooling	$16,296	$15,267
Income tax and other tax receivable	14,048	15,041
Notes receivable	13,075	12,127
Prepaid expenses	8,800	6,239
Short-term derivative financial instruments	8,548	6,564
Receivables due from factor	5,987	5,490
Other	2,937	3,869
Total other current assets	$69,691	$64,597
Other current liabilities:
Accrued employee liabilities	$29,119	$32,031
Liabilities from discounts and rebates	26,148	26,640
Income tax and other taxes payable	16,413	14,459
Accrued warranty	2,821	2,380
Restructuring	1,810	588
Other	12,585	17,716
Total other current liabilities	$88,896	$93,814

Note 5 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2023 was as follows:

	Automotive	Medical	Total
Balance as of December 31, 2022	$73,069	$46,705	$119,774
Currency translation	949	232	1,181
Balance as of March 31, 2023	$74,018	$46,937	$120,955

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$113,909	$(68,795)	$45,114	$112,286	$(65,748)	$46,538
Technology	45,340	(26,696)	18,644	44,745	(25,709)	19,036
Product development costs	19,051	(18,884)	167	18,774	(18,456)	318
Software development	1,007	—	1,007	1,007	—	1,007
Indefinite-lived:
Tradenames	7,119	—	7,119	7,034	—	7,034
Total	$186,426	$(114,375)	$72,051	$183,846	$(109,913)	$73,933

In addition to annual impairment testing, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. We are not presently aware of any events or circumstances that would require us to revise the carrying value of our assets or liabilities as of March 31, 2023.

Note 6 – Debt

The following table summarizes the Company’s debt as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
Revolving Credit Facility (U.S. Dollar denominations)	6.28%	$232,000	5.80%	$232,000
Other loans	3.90% - 5.21%	1,555	3.89% - 5.21%	2,011
Finance leases	N/A	999	N/A	1,085
Total debt		234,554		235,096
Current maturities		(1,996)		(2,443)
Long-term debt, less current maturities		$232,558		$232,653

Credit Agreement

On June 10, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent (the “Agent”).

The Second Amended and Restated Credit Agreement provides for a $500,000 secured revolving credit facility (the “Revolving Credit Facility”), with a $50,000 sublimit for swing line loans and a $15,000 sublimit for the issuance of standby letters of credit. Any amount of the facility utilized for swing line loans or letters of credit outstanding will reduce the amount available under the Second Amended and Restated Credit Agreement. The Company had no outstanding letters of credit issued as of March 31, 2023 and December 31, 2022.

Subject to specified conditions, Gentherm can increase the Revolving Credit Facility or incur secured term loans in an aggregate amount of up to $200,000. The Second Amended and Restated Credit Agreement matures on June 10, 2027.

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

The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Second Amended and Restated Credit Agreement also contains customary events of default. As of March 31, 2023, the Company was in compliance with the terms of the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement additionally contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the Revolving Credit Facility may be accelerated and may become immediately due and payable.

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

Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and the maximum Consolidated Net Leverage Ratio as of the end of any fiscal quarter. Based upon consolidated EBITDA for the trailing four fiscal quarters calculated for purposes of the Consolidated Net Leverage Ratio, $266,444 remained available as of March 31, 2023 for additional borrowings under the Second Amended and Restated Credit Agreement subject to specified conditions that Gentherm currently satisfies.

In connection with the Second Amended and Restated Credit Agreement, the Company incurred debt issuance costs of $1,417, which have been capitalized and will be amortized into interest expense over the term of the credit facility.

The scheduled principal maturities of our debt as of March 31, 2023 were as follows:

	U.S. Revolving Note	Other Debt	Total
2023	$—	$1,892	$1,892
2024	—	440	440
2025	—	152	152
2026	—	70	70
2027	232,000	—	232,000
2028	—	—	—
Total	$232,000	$2,554	$234,554

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

Product Liability and Warranty Matters

In the event that the Company’s products fail to perform as expected or result in alleged bodily injury or property damage, our products may subject us to warranty claims and product liability. If any of our products are or are alleged to be defective, we may be required to participate in a recall or other corrective action involving such products. The Company maintains liability insurance coverage at levels based on commercial norms and historical claims experience. The Company can provide no assurances that it will not experience material claims or liabilities in the future or that it will not incur significant costs to defend such claims.

The Company accrues warranty obligations for products sold based on management estimates of future failure rates and current claim cost experience, with support from the sales, engineering, quality and legal functions. Using historical information available to the Company, including any claims filed by customers, the warranty accrual is adjusted quarterly to reflect management’s estimate of future claims.

The following is a reconciliation of the changes in accrued warranty costs:

	Three Months Ended March 31,
	2023	2022
Balance at the beginning of the period	$2,380	$1,916
Warranty claims paid	(559)	(334)
Warranty expense for products shipped during the current period	988	354
Adjustments to warranty estimates from prior periods	(6)	(152)
Adjustments due to currency translation	18	(12)
Balance at the end of the period	$2,821	$1,772

Other matters

Purchase commitments for materials, supplies, services and capital expenditures, as part of the normal course of business, are generally consistent from year to year. In addition, due to supply shortages of semiconductors, the Company has entered into agreements with various suppliers to reserve the right to purchase certain semiconductor chips over rolling periods of 12-24 months, with volume commitments determined based on our anticipated production requirements. As of March 31, 2023, the Company’s total commitments for these semiconductor chip agreements was $40,593. Such agreements provide the Company with priority access to semiconductor chips as they become available, however, these agreements do not guarantee that our suppliers will meet the timing and quantities requested by Gentherm. All other purchase commitments as of March 31, 2023 were immaterial.

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

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
Net income	$7,963	$11,747

Basic weighted average shares of Common Stock outstanding	33,181,828	33,034,872
Dilutive effect of stock options, restricted stock awards and restricted stock units	204,306	341,892
Diluted weighted average shares of Common Stock outstanding	33,386,134	33,376,764

Basic earnings per share	$0.24	$0.36
Diluted earnings per share	$0.24	$0.35

There were no shares excluded from the Company’s diluted earnings per share for the three months ended March 31, 2023 and 2022 on the basis that their inclusion would have an anti-dilutive impact on the calculation.

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

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to Accumulated other comprehensive loss in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in Accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The Company records the ineffective portion of designated foreign currency and copper commodity hedging instruments, if any, to cost of sales in the consolidated condensed statements of income. Cash flows associated with derivatives are reported in net cash provided by (used in) operating activities in the Company’s consolidated condensed statements of cash flows.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

The Company is party to a floating-to-fixed interest rate swap agreement with a notional amount of $100,000 and a maturity date of July 2025. This interest rate swap is an undesignated hedge of the Company’s exposure to interest payment fluctuations on a portion of the Revolving Credit Facility borrowings that were drawn for the acquisitions of Alfmeier and Dacheng. The periodic changes in fair value is recognized in Interest expense, net.

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of March 31, 2023 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$69,108	Other current assets	$6,474	Other current liabilities	$—	$6,474
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Level 2	$100,000	Other current assets	$2,073	Other current liabilities	$—	$2,073

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of December 31, 2022 is as follows:

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

Information relating to the effect of derivative instruments on our consolidated condensed statements of income and the consolidated condensed statements of comprehensive income is as follows:

		Three Months Ended March 31,
	Location	2023	2022
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Cost of sales – income	$1,059	$153
	Other comprehensive income	2,683	610
Total foreign currency derivatives		$3,742	$763

Commodity derivatives	Cost of sales – income	$—	$19
	Other comprehensive loss	—	(6)
Total commodity derivatives		$—	$13

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest income, net	$(699)	$—
Total interest rate derivatives		$(699)	$—

The Company did not incur any hedge ineffectiveness during the three months ended March 31, 2023 and 2022.

Accounts Receivable Factoring

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. The sale of receivables under these agreements is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and excluded from accounts receivable in the consolidated condensed balance sheets. These factoring arrangements include a deferred purchase price component in which a portion of the purchase price for the receivable is paid by the financial institution in cash upon sale and the remaining portion is recorded as a deferred purchase price receivable and paid at a later date. Deferred purchase price receivables are recorded in Other current assets within the consolidated condensed balance sheets. Cash proceeds received upon the sale of the receivables are included in net cash provided by (used in) operating activities and the cash proceeds received on the deferred purchase price receivables are included in cash provided by investing activities. All factoring arrangements incorporate customary representations, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes.

Receivables factored and availability under receivables factoring agreements balances as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Receivables factored and outstanding	$21,034	$19,108
Amount available under the credit limit	3,321	5,034
Collective factoring limit	$24,355	$24,142

Trade receivables sold and factoring fees incurred during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Trade receivables sold	$38,540	$—
Factoring fees incurred	161	—

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative instruments (see Note 9) and pension plan assets, the Company had no material financial assets and liabilities that were carried at fair value at March 31, 2023 and December 31, 2022. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. The Company utilized a third-party to assist in the Level 3 fair value estimates of other intangible assets for recent acquisitions (see Note 2). The estimated fair values of these assets were based on third-party valuations and management’s estimates, generally utilizing income and market approaches. As of March 31, 2023, and December 31, 2022, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of March 31, 2023, and December 31, 2022, the carrying values of the indebtedness under the Company’s Second Amended and Restated Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).

Note 11 – Equity

In December 2020, the Board of Directors of Gentherm Incorporated (“Board of Directors”) authorized a stock repurchase program (the “2020 Stock Repurchase Program”). Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150,000 of its issued and outstanding common stock over a three-year period, expiring December 15, 2023.

Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. During the three months ended March 31, 2023, the Company repurchased $9,997 of shares under the 2020 Stock Repurchase Program with an average price paid per share of $59.27. The 2020 Stock Repurchase Program had $120,003 of repurchase authorization remaining as of March 31, 2023.

Note 12 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting Accumulated other comprehensive loss during the three months ended March 31, 2023 and 2022 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at December 31, 2022	$(1,067)	$(48,269)	$2,847		$—		$(46,489)
Other comprehensive income before reclassifications	—	8,191	3,742		—		11,933
Income tax effect of other comprehensive income before reclassifications	—	64	(815)		—		(751)
Amounts reclassified from accumulated other comprehensive income into net income	6	—	(1,059)	[a]	—	[a]	(1,053)
Income taxes reclassified into net income	(2)	—	261		—		259
Net current period other comprehensive income	4	8,255	2,129		—		10,388
Balance at March 31, 2023	$(1,063)	$(40,014)	$4,976		$—		$(36,101)
(a)
The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at December 31, 2021	$(2,893)	$(34,188)	$154		$5		$(36,922)
Other comprehensive (loss) income before reclassifications	—	(9,154)	763		13		(8,378)
Income tax effect of other comprehensive loss before reclassifications	—	(140)	(179)		(3)		(322)
Amounts reclassified from accumulated other comprehensive loss into net income	35	—	(153)	[a]	(19)	[a]	(137)
Income taxes reclassified into net income	(6)	—	33		4		31
Net current period other comprehensive income (loss)	29	(9,294)	464		(5)		(8,806)
Balance at March 31, 2022	$(2,864)	$(43,482)	$618		$—		$(45,728)
(a)
The amounts reclassified from accumulated other comprehensive loss were included in cost of sales.

The Company expects all of the existing gains and losses related to foreign currency derivatives reported in Accumulated other comprehensive loss as of March 31, 2023 to be reclassified into earnings during the next twelve months. See Note 9 for additional information about derivative financial instruments and the effects from reclassification to net income.

Note 13 – Income Taxes

At the end of each interim period, the Company makes an estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to unusual or infrequent items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or income tax contingencies is recognized in the interim period in which the change occurs.

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended March 31, 2023 and 2022, is shown below:

	Three Months Ended March 31,
	2023	2022
Income tax expense	$3,728	$4,295
Earnings before income tax	$11,691	$16,042
Effective tax rate	31.9%	26.8%

Income tax expense was $3,728 for the three months ended March 31, 2023 on earnings before income tax of $11,691, representing an effective tax rate of 31.9%. The tax amount included the effect of the settlement and closure of a multi-year state audit of $454. Adjusted for the audit impacts, the effective rate was 28.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of the global intangible low-tax income (“GILTI”), and the quarterly accrual for uncertain tax positions, partially offset by the impact of research and development credits in various jurisdictions and certain favorable tax effects on stock compensation vesting.

Income tax expense was $4,295 for the three months ended March 31, 2022 on earnings before income tax of $16,042 representing an effective tax rate of 26.8%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of the GILTI, and the quarterly accrual for uncertain tax positions, partially offset by the impact of certain favorable tax effects on stock compensation vesting.

Note 14 – Segment Reporting

Segment information is used by management for making operating decisions for the Company. Management evaluates the performance of the Company’s segments based primarily on operating income or loss.

The Company’s reportable segments are as follows:

•
Automotive – this segment represents the design, development, manufacturing and sales of automotive climate comfort systems, automotive cable systems, lumbar and massage comfort solutions, valve systems, battery performance solutions, and automotive electronic and software systems.
•
Medical – this segment represents the results from our patient temperature management business within the medical industry.

The Corporate category includes unallocated costs related to our corporate headquarter activities, including selling, general and administrative costs and acquisition transaction costs, which do not meet the requirements for being classified as an operating segment.

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for three months ended March 31, 2023 and 2022.

Three Months Ended March 31,	Automotive	Medical	Corporate	Total
2023
Product revenues	$352,692	$10,933	$—	$363,625
Depreciation and amortization	12,290	978	265	$13,583
Operating income (loss)	38,379	(493)	(20,212)	$17,674
2022
Product revenues	$257,864	$9,793	$—	$267,657
Depreciation and amortization	8,667	604	306	$9,577
Operating income (loss)	31,275	(851)	(16,234)	$14,190

Automotive and Medical segment product revenues by product category for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Climate Control Seat	$114,753	$102,734
Seat Heaters	75,636	68,896
Lumbar and Massage Comfort Solutions (a)	38,738	—
Steering Wheel Heaters	36,347	28,736
Valve Systems (a)	26,994	—
Battery Performance Solutions	20,309	17,613
Automotive Cables	20,220	22,045
Electronics	10,970	10,828
Other Automotive	8,725	7,012
Subtotal Automotive segment	352,692	257,864
Medical segment (b)	10,933	9,793
Total Company	$363,625	$267,657
(a)
Represents product revenues from Alfmeier (acquired on August 1, 2022) - (see Note 2)
(b)
Includes product revenues of $1,279 from Dacheng (acquired on July 13, 2022) - (see Note 2)

Total product revenues information by geographic area for the three months ended March 31, 2023 and 2022 is as follows (based on shipment destination):

	Three Months Ended March 31,
	2023	2022
United States	$141,452	$104,122
China	46,654	38,353
South Korea	28,738	21,175
Germany	26,512	19,786
Czech Republic	17,650	10,808
Japan	15,222	11,816
Romania	12,533	12,755
Slovakia	11,596	8,536
Finland	10,133	7,893
Mexico	9,094	4,547
Other	44,041	27,866
Total Non-U.S.	222,173	163,535
Total Company	$363,625	$267,657

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as: the expected light vehicle production in the Company’s key markets; the integration of recent acquisitions; the impact of macroeconomic and geopolitical conditions; the components of and our ability to execute our updated strategic plan; long-term consumer and technological trends in the Automotive industry and our related market opportunity for our existing and new products and technologies; the competitive landscape; the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs; and our ability to finance sufficient working capital. Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. The forward-looking statements included in this Report are made as of the date hereof or as of the date specified herein and are based on management’s reasonable expectations and beliefs. In making these statements we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we consider appropriate under the circumstances. Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent reports filed with or furnished to the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements. In addition, with reasonable frequency, we have entered into business combinations, acquisitions, divestitures, strategic investments and other significant transactions. Such forward-looking statements do not include the potential impact of any such transactions that may be completed after the date hereof, each of which may present material risks to the Company’s future business and financial results. Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated condensed financial statements and related notes thereto included elsewhere in this Report and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

Gentherm Incorporated is the global market leader of innovative thermal management and pneumatic comfort technologies for the automotive and medical industries. Automotive products include variable temperature Climate Control Seats, heated automotive interior systems (including heated seats, steering wheels, armrests and other components), battery performance solutions, cable systems, lumbar and massage comfort solutions, valve systems, and other electronic devices. Our automotive products can be found on vehicles manufactured by nearly all the major original equipment manufacturers (“OEMs”) operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Medical products include patient temperature management systems. Our medical products can be found in hospitals throughout the world, primarily in the US, China, Germany and Brazil. The Company is also developing a number of new technologies and products that will help enable improvements to existing products, improve health, wellness and patient outcomes and will lead to new product applications for existing and new and adjacent markets.

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

Global inflation has increased significantly beginning in 2021. Changing costs of freight, materials, equipment, labor and other inputs used to manufacture and sell our products and logistics costs, in particular, have impacted and may in the future impact operating costs and, accordingly, may affect the prices of our products. We are involved in continuing programs to mitigate the impact of cost increases through identification of sourcing and manufacturing efficiencies where possible. However, there have been, and there may still be, impacts we are not able to fully mitigate or pass through the increases in our operating costs.

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

Acquisitions

On July 13, 2022, the Company completed the acquisition of Jiangmen Dacheng Medical Equipment Co. Ltd (“Dacheng”) and its wholly owned subsidiary, IOB Medical, Inc. Dacheng, a privately held manufacturer of medical materials and medical equipment, including patient temperature management solutions, for numerous local and international customers. The acquisition provided Gentherm Medical a local presence in China’s high-growth market for patient warming devices and other medical device products, and expanded overall manufacturing capacity to include a low-cost manufacturing site. The total consideration transferred was $35.0 million. The purchase agreement also included potential cash payments contingent upon the achievement of certain performance metrics and continued employment of the former majority shareholder through a series of defined dates. The achievement of these performance metrics resulted in cash payments of $0.5 million. These cash payments were accounted for as compensation expense and recorded as a component of selling, general and administrative expense ratably over the service period.

On August 1, 2022, the Company acquired 100% of the equity interests of Alfmeier Präzision SE (“Alfmeier”) a global leader in automotive lumbar and massage comfort solutions and a leading provider of advanced valve systems, integrated electronics and software. The acquisition further expanded the Company's value proposition beyond thermal in comfort, health, wellness, and energy efficiency and aligned well with global consumer demand for expanded offerings in vehicle passenger comfort. The total consideration for this acquisition was $170.7 million.

See Note 2, “Acquisitions” to the consolidated condensed financial statements included in this Report for additional information.

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

During the three months ended March 31, 2023, the Company recorded non-cash impairment charges of $1.4 million for the write down of inventory within the Automotive segment. This charge is recorded in Cost of sales.

The Company is no longer pursuing a sale of the business and intends to wind-down the operations of the business by the end of 2023, subject to discussions with customers and suppliers.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm S&P Global Mobility (April 2023 release), global light vehicle production in the three months ended March 31, 2023 in the Company’s key markets of North America, Europe, China, Japan and Korea, as compared to the three months ended March 31, 2022, are shown below (in millions of units):

	Three Months Ended March 31,
	2023	2022	% Change
North America	3.9	3.6	9.8%
Europe	4.6	3.9	17.2%
Greater China	5.7	6.2	(7.8)%
Japan / South Korea	3.1	2.7	16.9%
Total light vehicle production volume in key markets	17.4	16.4	6.0%

The S&P Global Mobility (April 2023 release) forecasted light vehicle production volume in the Company’s key markets for full year 2023 to increase to 70.4 million units, a 4.1% increase from full year 2022 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts may be significantly different from period to period due to changes in macroeconomic conditions or matters specific to the automotive industry. Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of S&P Global Mobility or other third-party sources.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the first quarter of 2023, we secured new automotive business awards totaling $480 million in the quarter. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that new business awards are an indicator of future revenue. New business awards are not projections of revenue or future business as of March 31, 2023, the date of this Report or any other date. Customer projections regularly change over time and we do not update our calculation of any new business award after the date initially communicated. Automotive new business awards in the first quarter 2023 also do not reflect, in particular, the impact of macroeconomic and geopolitical challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements” above.

Stock Repurchase Program

In December 2020, the Board of Directors authorized a stock repurchase program (the “2020 Stock Repurchase Program”). Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023. Repurchases under the 2020 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. During the three months ended March 31, 2023, the Company repurchased $10.0 million of shares under the 2020 Stock Repurchase Program with an average price paid per share of $59.27. The 2020 Stock Repurchase Program had $120.0 million repurchase authorization remaining as of March 31, 2023.

Reportable Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Medical.

See Note 14, “Segment Reporting” to the consolidated condensed financial statements included in this Report for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income (loss). The financial information used by our chief operating decision maker to assess operating performance and allocate resources is based on these reportable segments.

Consolidated Results of Operations

The results of operations for the three months ended March 31, 2023 and 2022, in thousands, were as follows:

	Three Months Ended March 31,
	2023	2022	Favorable / (Unfavorable)
Product revenues	$363,625	$267,657	$95,968
Cost of sales	282,495	203,544	(78,951)
Gross margin	81,130	64,113	17,017
Operating expenses:
Net research and development expenses	25,145	20,434	(4,711)
Selling, general and administrative expenses	37,042	29,308	(7,734)
Restructuring expenses	1,269	181	(1,088)
Total operating expenses	63,456	49,923	(13,533)
Operating income	17,674	14,190	3,484
Interest expense, net	(4,144)	(569)	(3,575)
Foreign currency (loss) gain	(2,069)	2,217	(4,286)
Other income	230	204	26
Earnings before income tax	11,691	16,042	(4,351)
Income tax expense	3,728	4,295	567
Net income	$7,963	$11,747	$(3,784)

Product revenues by product category, in thousands, for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Climate Control Seat	$114,753	$102,734	$12,019	11.7%
Seat Heaters	75,636	68,896	6,740	9.8%
Lumbar and Massage Comfort Solutions	38,738	—	38,738	100.0%
Steering Wheel Heaters	36,347	28,736	7,611	26.5%
Valve Systems	26,994	—	26,994	100.0%
Battery Performance Solutions	20,309	17,613	2,696	15.3%
Automotive Cables	20,220	22,045	(1,825)	(8.3)%
Electronics	10,970	10,828	142	1.3%
Other Automotive	8,725	7,012	1,713	24.4%
Subtotal Automotive segment	352,692	257,864	94,828	36.8%
Medical segment	10,933	9,793	1,140	11.6%
Total Company	$363,625	$267,657	$95,968	35.9%

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,			Variance Due To:
	2023	2022	Favorable / (Unfavorable)	Automotive Volume	FX	Acquisitions	Pricing/Other	Total
Product revenues	$363,625	$267,657	$95,968	$36,804	$(8,131)	$67,011	$284	$95,968

Product revenues for the three months ended March 31, 2023 increased 35.9% as compared to the three months ended March 31, 2022. The increase in product revenues is due to favorable volumes in our Automotive segment, the inclusion of sales from Alfmeier and Dacheng since the acquisitions, and the negotiation of lower annual price reductions and cost recoveries from customers, partially offset by unfavorable foreign currency impacts, primarily related to the Euro, Chinese Renminbi, Korean Won, and Japanese Yen.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,			Variance Due To:
	2023	2022	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Acquisitions and Other	Total
Cost of sales	$282,495	$203,544	$(78,951)	$(22,055)	$3,745	$4,327	$(64,968)	$(78,951)
Gross margin	$81,130	$64,113	$17,017	$14,749	$1,634	$(3,803)	$4,437	$17,017
Gross margin - Percentage of product revenues	22.3%	24.0%

Cost of sales for the three months ended March 31, 2023 increased 38.8% as compared to the three months ended March 31, 2022. The increase in cost of sales is primarily due to increased volumes in our Automotive segment, the inclusion of expenses from the acquired businesses, inflation associated with wages and material costs, and a non-automotive electronics inventory charge. These increases were partially offset by favorable foreign currency impacts primarily attributable to the Euro, Chinese Renminbi and Ukrainian Hryvnia and lower expedited freight costs.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Favorable / (Unfavorable)
Research and development expenses	$31,749	$23,903	$(7,846)
Reimbursed research and development expenses	(6,604)	(3,469)	3,135
Net research and development expenses	$25,145	$20,434	$(4,711)
Percentage of product revenues	6.9%	7.6%

Net research and development expenses for the three months ended March 31, 2023 increased 23.1% as compared to the three months ended March 31, 2022. The increase in net research and development expenses is primarily related to the inclusion of net expenses from Alfmeier and increased investments to support new program wins.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Favorable / (Unfavorable)
Selling, general and administrative expenses	$37,042	$29,308	$(7,734)
Percentage of product revenues	10.2%	10.9%

Selling, general and administrative expenses for the three months ended March 31, 2023 increased 26.4% as compared to the three months ended March 31, 2022. The increase in selling, general and administrative expenses is primarily related to the inclusion of expenses from acquired businesses and higher compensation expenses.

Restructuring Expenses

Below is a summary of our restructuring expenses, in thousands, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Favorable / (Unfavorable)
Restructuring expenses	$1,269	$181	$(1,088)

During the three months ended March 31, 2023, the Company recognized expenses of $1.2 million for employee separation costs and less than $0.1 million for other costs. These restructuring expenses primarily relate to discrete restructuring actions focused on the reduction of global overhead expenses.

During the three months ended March 31, 2022, the Company recognized expenses of $0.1 million for employee separation costs and $0.1 million for other costs.

See Note 3, “Restructuring” to the consolidated condensed financial statements included in this Report for additional information.

Interest Expense, net

Below is a summary of our interest expense, net, in thousands, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Favorable / (Unfavorable)
Interest expense, net	$(4,144)	$(569)	$(3,575)

Interest expense, net for the three months ended March 31, 2023 increased 628.3% as compared to the three months ended March 31, 2022. The increase is primarily related to a higher balance on our revolving credit agreement during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 and the mark to market impact of the Company’s interest rate swap during the three months ended March 31, 2023. See Note 6, "Debt," to the consolidated condensed financial statements included in this Report for additional information.

Foreign Currency (Loss) Gain

Below is a summary of our foreign currency (loss) gain, in thousands, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Favorable / (Unfavorable)
Foreign currency (loss) gain	$(2,069)	$2,217	$(4,286)

Foreign currency (loss) gain for the three months ended March 31, 2023 included net realized foreign currency gain of $3.8 million and net unrealized foreign currency loss of $5.9 million.

Foreign currency (loss) gain for the three months ended March 31, 2022 primarily included net realized foreign currency loss of $0.1 million and net unrealized foreign currency gain of $2.3 million.

Other Income

Below is a summary of our other income, in thousands, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Favorable / (Unfavorable)
Other income	$230	$204	$26

Other income for the three months ended March 31, 2023 remained flat as compared to the three months ended March 31, 2022.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Favorable / (Unfavorable)
Income tax expense	$3,728	$4,295	$567

Income tax expense was $3.7 million for the three months ended March 31, 2023, on earnings before income tax of $11.7 million, representing an effective tax rate of 31.9%. The tax amount included the effect of the settlement and closure of a multi-year state audit of $0.5 million. Adjusted for the audit impacts, the effective rate was 28.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of the global intangible low-tax income (“GILTI”), and the quarterly accrual for uncertain tax positions, partially offset by the impact of research and development credits in various jurisdictions and certain favorable tax effects on stock compensation vesting.

Income tax expense was $4.3 million for the three months ended March 31, 2022 on earnings before income tax of $16.0 million representing an effective tax rate of 26.8%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of the

GILTI, and the quarterly accrual for uncertain tax positions partially offset by the impact of certain favorable tax effects on stock compensation vesting.

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

As of March 31, 2023, the Company had $166.6 million of cash and cash equivalents, $266.4 million of availability under our Second Amended and Restated Credit Agreement. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of March 31, 2023, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $134.0 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents, borrowings available under our Second Amended and Restated Credit Agreement and receivables factoring arrangements, and cash flows from operations will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The following table represents our cash and cash equivalents, in thousands:

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents at beginning of period	$153,891	$190,606
Net cash provided by (used in) operating activities	25,109	(684)
Net cash used in investing activities	(2,549)	(5,957)
Net cash used in financing activities	(12,965)	(3,750)
Foreign currency effect on cash and cash equivalents	3,144	(2,298)
Cash and cash equivalents at end of period	$166,630	$177,917

Cash Flows From Operating Activities

Net cash provided by (used in) operating activities totaled $25.1 million during the three months ended March 31, 2023 primarily reflecting net income of $8.0 million, $15.6 million for non-cash charges for depreciation, amortization, stock based compensation and loss on disposition of property, $1.7 million related to changes in assets and liabilities and non-cash charges of $1.7 million for inventory provisions, partially offset by non-cash charges of $1.8 million for deferred income taxes.

Cash Flows From Investing Activities

Net cash used in investing activities was $2.5 million during the three months ended March 31, 2023, reflecting purchases of property and equipment of $6.3 million, partially offset by proceeds from deferred purchase price of factored receivables of $3.7 million.

Cash Flows From Financing Activities

Net cash used in financing activities was $13.0 million during the three months ended March 31, 2023, reflecting $10.0 million paid to repurchase common stock, $2.7 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year and $0.6 million of debt repayments, partially offset by the proceeds from the exercise of Common Stock options totaling $0.3 million.

Debt

The following table summarizes the Company’s debt, in thousands, as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
Revolving Credit Facility (U.S. Dollar denominations)	6.28%	$232,000	5.80%	$232,000
Other loans	3.90% - 5.21%	1,555	3.89% - 5.21%	2,011
Finance leases	N/A	999	N/A	1,085
Total debt		234,554		235,096
Current maturities		(1,996)		(2,443)
Long-term debt, less current maturities		$232,558		$232,653

Credit Agreement

Gentherm, together with certain of its subsidiaries, maintain a revolving credit note (the “Revolving Credit Facility”) under its Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent. The Second Amended and Restated Credit Agreement was entered into on June 10, 2022 and amended and restated in its entirety the Amended and Restated Credit Agreement dated June 27, 2019, by and among Gentherm, certain of its direct and indirect subsidiaries, the lenders party thereto and the Agent. The Second Amended and Restated Credit Agreement has a maximum borrowing capacity of $500 million and matures on June 10, 2027. The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. As of March 31, 2023, the Company was in compliance with the terms of the Second Amended and Restated Credit Agreement.

Finance Leases

As of March 31, 2023 and December 31, 2022, there was $1.0 million and $1.1 million, respectively, of outstanding finance leases.

Other Sources of Liquidity

The Company is party to receivable factoring agreements with unrelated third parties under which we can sell receivables for certain account debtors, on a revolving basis, subject to outstanding balances and concentration limits. The receivable factoring agreements are transferred in their entirety to the acquiring entities and are accounted for as a sale. Some of the agreements, including those assumed through the acquisition of Alfmeier, have deferred purchase price arrangements. As of March 31, 2023, there were $3.3 million outstanding receivables transferred under the receivable factoring agreement.

Material Cash Requirements

The Company continues to enter into agreements with suppliers to reserve the right to purchase certain semiconductor chips over periods of 12-24 months. As of March 31, 2023, the Company’s total commitments for these semiconductor chip agreements was

$40.6 million. See Note 7, “Commitments and Contingencies” to the consolidated condensed financial statements included in this Report for additional information.

Except as described above, there have been no material changes in our cash requirements since December 31, 2022, the end of fiscal year 2022. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding our material cash requirements.

Effects of Inflation

The automotive component supply industry has historically been subject to inflationary pressures with respect to materials and labor. Beginning in 2021 and continuing into the first quarter of 2023, the industry has experienced inflationary cost increases in certain materials and components, labor and transportation. These inflationary cost increases are expected to continue for the foreseeable future as demand remains elevated and supply remains constrained. Although the Company has developed and implemented strategies to mitigate the impact of higher material component costs and transportation costs, these strategies, together with commercial negotiations with Gentherm's customers and suppliers have not fully offset to date and may not fully offset our future cost increases. Such inflationary cost increase may increase the cash required to fund our operations by a material amount.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended March 31, 2023. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

Recent Accounting Pronouncements

There are no new accounting pronouncements applicable to the Company as of March 31, 2023.

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

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts that can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to Accumulated other comprehensive loss in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in Accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The Company records the ineffective portion of foreign currency and copper commodity hedging instruments, if any, to cost of sales, and the ineffective portion of interest rate swaps, if any, to interest expense in the consolidated condensed statements of income. Cash flows associated with derivatives are reported in net cash provided by (used in) operating activities in the Company’s consolidated condensed statements of cash flows.

Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of March 31, 2023 is set forth in Note 9, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

Interest Rate Sensitivity

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations, excluding finance leases. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2023	2024	2025	2026	2027	2028	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate	$—	$—	$—	$—	$232,000	$—	$232,000	$232,000
Variable interest rate as of March 31, 2023					6.28%		6.28%
Fixed rate	$1,556	$—	$—	$—	$—	$—	$1,556	$1,574
Fixed interest rate	3.90% - 5.21%						3.90% - 5.21%

Based on the amounts outstanding as of March 31, 2023, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $2.3 million. To hedge the Company's exposure to interest payment fluctuations on a portion of these borrowings, we entered into a floating-to-fixed interest rate swap agreement with a notional amount of $100.0 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2023	2024	2025	Total	Fair Value
USD Functional Currency
Forward Exchange Agreements:
(Receive MXN / Pay USD)
Total contract amount	$42,078	$27,030	$—	$69,108	$6,474
Average contract rate	20.32	21.09	—	20.62

The table below presents the potential gain and loss in fair value for the foreign currency derivative contracts from a hypothetical 10% change in quoted currency exchange rates.

	March 31, 2023		December 31, 2022
Exchange Rate Sensitivity	Potential loss in fair value	Potential gain in fair value	Potential loss in fair value	Potential gain in fair value
Forward Exchange Agreement:(Receive MXN / Pay USD)	$6,888	$8,419	$3,999	$4,888

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended March 31, 2023.

ITEM 1A. RISK FACTORS

The Company’s risk factors have not materially changed from those previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. You should carefully consider the risks and uncertainties described therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During First Quarter 2023

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 to January 31, 2023	—	$—	—	$—
February 1, 2023 to February 28, 2023	—	$—	—	$—
March 1, 2023 to March 31, 2023	168,675	$59.27	168,675	$120,003,511

(1)
In December 2020, the Board of Directors authorized a stock repurchase program (the “2020 Stock Repurchase Program”). Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding common stock over a three-year period, expiring December 15, 2023. The authorization of this stock repurchase program does not require that the Company repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Company’s Board of Directors at any time.

ITEM 6. EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1*	Section 906 Certification – CEO	X
32.2*	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	X

* Documents are furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ PHILLIP EYLER
Phillip Eyler
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2023

/s/ MATTEO ANVERSA
Matteo Anversa
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 27, 2023