Form 10-Q
period 2023-06-30
GENTHERM Inc
filed 2023-08-01
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

At July 26, 2023, there were 32,990,546 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$168,671	$153,891
Accounts receivable, net	258,157	247,131
Inventory:
Raw materials	129,972	136,217
Work in process	15,673	17,695
Finished goods	62,295	64,336
Inventory, net	207,940	218,248
Other current assets	74,781	64,597
Total current assets	709,549	683,867
Property and equipment, net	239,920	244,480
Goodwill	100,885	119,774
Other intangible assets, net	69,096	73,933
Operating lease right-of-use assets	29,925	29,945
Deferred income tax assets	74,537	69,840
Other non-current assets	20,135	17,461
Total assets	$1,244,047	$1,239,300
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$207,655	$182,225
Current lease liabilities	8,005	7,143
Current maturities of long-term debt	684	2,443
Other current liabilities	91,278	93,814
Total current liabilities	307,622	285,625
Long-term debt, less current maturities	217,441	232,653
Non-current lease liabilities	18,095	20,538
Pension benefit obligation	3,229	3,638
Other non-current liabilities	27,100	24,573
Total liabilities	$573,487	$567,027
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 32,987,809 and 33,202,082 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	105,525	122,658
Paid-in capital	5,379	5,447
Accumulated other comprehensive loss	(37,413)	(46,489)
Accumulated earnings	597,069	590,657
Total shareholders’ equity	670,560	672,273
Total liabilities and shareholders’ equity	$1,244,047	$1,239,300

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF (LOSS) INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenues	$372,323	$260,715	$735,948	$528,372
Cost of sales	284,335	201,338	566,830	404,882
Gross margin	87,988	59,377	169,118	123,490
Operating expenses:
Net research and development expenses	24,696	19,325	49,841	39,759
Selling, general and administrative expenses	38,418	31,943	75,460	61,251
Impairment of goodwill	19,509	—	19,509	—
Restructuring expenses	1,044	374	2,313	555
Total operating expenses	83,667	51,642	147,123	101,565
Operating income	4,321	7,735	21,995	21,925
Interest expense, net	(1,932)	(1,430)	(6,076)	(1,999)
Foreign currency gain (loss)	346	4,552	(1,723)	6,769
Other income	556	134	786	338
Earnings before income tax	3,291	10,991	14,982	27,033
Income tax expense	4,842	3,919	8,570	8,214
Net (loss) income	$(1,551)	$7,072	$6,412	$18,819
Basic (loss) earnings per share	$(0.05)	$0.21	$0.19	$0.57
Diluted (loss) earnings per share	$(0.05)	$0.21	$0.19	$0.56
Weighted average number of shares – basic	33,019	33,119	33,100	33,077
Weighted average number of shares – diluted	33,019	33,426	33,328	33,422

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(1,551)	$7,072	$6,412	$18,819
Other comprehensive (loss) income:
Pension benefit obligations	4	27	8	56
Foreign currency translation adjustments	(3,588)	(22,700)	4,667	(31,994)
Unrealized gain (loss) on foreign currency derivative securities, net of tax	2,272	(247)	4,401	217
Unrealized loss on commodity derivative securities, net of tax	—	—	—	(5)
Other comprehensive (loss) income, net of tax	(1,312)	(22,920)	9,076	(31,726)
Comprehensive (loss) income	$(2,863)	$(15,848)	$15,488	$(12,907)

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net income	$6,412	$18,819
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,077	18,635
Deferred income taxes	(2,812)	(997)
Stock based compensation	5,053	5,263
Loss on disposition of property and equipment	828	518
Provisions for inventory	1,930	1,807
Impairment of goodwill	19,509	—
Other	(259)	708
Changes in assets and liabilities:
Accounts receivable, net	(11,624)	(31,762)
Inventory	9,417	(35,444)
Other assets	(12,241)	(10,443)
Accounts payable	24,518	27,768
Other liabilities	(8,196)	1,442
Net cash provided by (used in) operating activities	58,612	(3,686)
Investing Activities:
Purchases of property and equipment	(13,667)	(15,448)
Proceeds from the sale of property and equipment	40	81
Proceeds from deferred purchase price of factored receivables	7,351	—
Cost of technology investments	(500)	(350)
Net cash used in investing activities	(6,776)	(15,717)
Financing Activities:
Repayments of debt	(16,982)	(1,250)
Proceeds from the exercise of Common Stock options	263	569
Taxes withheld and paid on employees' share-based payment awards	(2,644)	(4,464)
Cash paid for the repurchase of Common Stock	(19,993)	—
Net cash used in financing activities	(39,356)	(5,145)
Foreign currency effect	2,300	(8,800)
Net increase (decrease) in cash and cash equivalents	14,780	(33,348)
Cash and cash equivalents at beginning of period	153,891	190,606
Cash and cash equivalents at end of period	$168,671	$157,258
Supplemental disclosure of cash flow information:
Cash paid for taxes	$11,619	$8,642
Cash paid for interest	6,640	909
Non-Cash Investing Activities:
Period-end balance of accounts payable for property and equipment	$4,085	$1,747
Deferred purchase price of receivables factored in the period	6,522	—

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2022	33,202	$122,658	$5,447	$(46,489)	$590,657	$672,273
Net income	—	—	—	—	7,963	7,963
Other comprehensive income	—	—	—	10,388	—	10,388
Stock compensation, net	94	(241)	(68)	—	—	(309)
Stock repurchase	(169)	(9,997)	—	—	—	(9,997)
Balance at March 31, 2023	33,127	$112,420	$5,379	$(36,101)	$598,620	$680,318
Net loss	—	—	—	—	(1,551)	(1,551)
Other comprehensive loss	—	—	—	(1,312)	—	(1,312)
Stock compensation, net	28	3,101	—	—	—	3,101
Stock repurchase	(167)	(9,996)	—	—	—	(9,996)
Balance at June 30, 2023	32,988	$105,525	$5,379	$(37,413)	$597,069	$670,560

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2021	33,008	$118,646	$5,866	$(36,922)	$566,216	$653,806
Net income	—	—	—	—	11,747	11,747
Other comprehensive loss	—	—	—	(8,806)		(8,806)
Stock compensation, net	119	(814)	(146)	—		(960)
Balance at March 31, 2022	33,127	$117,832	$5,720	$(45,728)	$577,963	$655,787
Net income	—	—	—	—	7,072	7,072
Other comprehensive loss	—	—	—	(22,920)	—	(22,920)
Stock compensation, net	6	3,256	—	—	—	3,256
Balance at June 30, 2022	33,133	$121,088	$5,720	$(68,648)	$585,035	$643,195

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

Variable Interest Entities

The Company maintains an ownership interest in a VIE, Carrar Ltd. (“Carrar”). Carrar is a technology developer of advanced thermal management systems for the electric mobility market. The Company determined that Carrar is a VIE; however, the Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of the investment. Therefore, the Company has concluded that it is not the primary beneficiary. Gentherm’s investment in Carrar is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Carrar investment was $5,700 and $5,200 as of June 30, 2023 and December 31, 2022, respectively, and is recorded in Other non-current assets in the consolidated condensed balance sheets.

Revenue Recognition

The Company has no material contract assets or contract liabilities as of June 30, 2023.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $3,849 and $2,239 as of June 30, 2023 and December 31, 2022, respectively. These amounts are recorded in Other non-current assets in the consolidated condensed balance sheets and are being amortized into Product revenues in the consolidated condensed statements of (loss) income over the expected production life of the applicable program.

Note 2 – Acquisitions

Alfmeier Präzision SE

On August 1, 2022, the Company acquired 100% of the equity interests of Alfmeier Präzision SE (“Alfmeier”), a global leader in automotive lumbar and massage comfort solutions and a leading provider of advanced valve systems, integrated electronics and software. The acquisition further expanded the Company's value proposition beyond thermal in comfort, health, wellness, and energy efficiency and aligned with global consumer demand for expanded offerings in vehicle passenger comfort.

The total consideration transferred was $170,700. The results of Alfmeier's operations are reported within the Automotive segment from the acquisition date.

The acquisition was accounted for as a business combination. As of June 30, 2023, the purchase consideration and fair values of assets and liabilities assumed are final. The following table summarizes the purchase consideration and estimated fair values of assets acquired and liabilities assumed as of the acquisition date and subsequent measurement period adjustments:

	Initial Allocation as of August 1, 2022	Measurement Period Adjustments	Final Allocation as of June 30, 2023
Purchase price, cash consideration, net of cash acquired	$164,887	$5,813	$170,700
			—
Accounts receivable	24,988	(121)	24,867
Inventory	36,026	417	36,443
Prepaid expenses and other assets	20,920	(74)	20,846
Operating lease right-of-use assets	4,608	—	4,608
Property and equipment	89,942	1,242	91,184
Other intangible assets	22,668	8,791	31,459
Goodwill	43,678	(9,707)	33,971
Assumed liabilities	(55,994)	975	(55,019)
Deferred tax liabilities	(21,949)	4,290	(17,659)
Net assets acquired	$164,887	$5,813	$170,700

The following table summarizes the final allocation of the purchase consideration to the other intangible assets acquired:

	Final Fair Value	Weighted Average Life (in years)
Definite-lived:
Customer related	$19,812	14
Technology	11,647	9
Total	$31,459

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

The following unaudited pro forma information represents our product revenues as if the acquisition of Alfmeier had occurred as of January 1, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Product revenues	$318,341	$652,097
Net income	3,731	12,297

Jiangmen Dacheng Medical Equipment Co. Ltd

On July 13, 2022, the Company acquired 100% of the equity interests of Jiangmen Dacheng Medical Equipment Co. Ltd (“Dacheng”) and its wholly owned subsidiary, IOB Medical, Inc. Dacheng is a privately held manufacturer of medical materials and medical equipment, including patient temperature management solutions, for numerous local and international customers. The acquisition provided Gentherm Medical a local presence in China’s high-growth market for patient warming devices and other medical device products, and expanded overall manufacturing capacity to include a low-cost manufacturing site.

The total consideration transferred was $35,048. The purchase agreement also included potential cash payments contingent upon the achievement of certain performance metrics and continued employment of the former majority shareholder through a series of defined dates. The achievement of these performance metrics resulted in cash payments of $500. These cash payments were accounted for as compensation expense and recorded as a component of Selling, general and administrative expenses ratably over the service period.

The acquisition was accounted for as a business combination. As of June 30, 2023, the purchase consideration and fair values of assets and liabilities assumed are final. The following table summarizes the purchase consideration and estimated fair values of assets acquired and liabilities assumed as of the acquisition date and subsequent measurement period adjustments:

	Initial Allocation as of July 13, 2022	Measurement Period Adjustments	Final Allocation as of June 30, 2023
Purchase price, cash consideration, net of cash acquired	$35,048	$—	$35,048
			—
Accounts receivable	746	(124)	622
Inventory	1,942	(177)	1,765
Prepaid expenses and other assets	152	22	174
Operating lease right-of-use assets	841	—	841
Property and equipment	684	—	684
Other intangible assets	19,094	965	20,059
Goodwill	22,995	(3,464)	19,531
Assumed liabilities	(2,799)	(515)	(3,314)
Deferred tax liabilities	(8,607)	3,293	(5,314)
Net assets acquired	$35,048	$—	$35,048

The following table summarizes the final allocation of the purchase consideration to the other intangible assets acquired:

	Final Fair Value	Weighted Average Life (in years)
Definite-lived:
Customer related	$12,837	12
Technology	4,749	12
Indefinite-lived:
Tradenames	2,473	—
Total	$20,059

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

During the three and six months ended June 30, 2023, the Company did not recognize any restructuring expense. During the three and six months ended June 30, 2022, the Company recognized restructuring expense of $0 and $50, respectively, for employee separation costs and $97 and $198, respectively, for other costs.

The Company has recorded approximately $10,359 of restructuring expenses since the inception of this program and as of June 30, 2023, $588 remains accrued.

Other Restructuring Activities

The Company has undertaken several discrete restructuring actions. During the three and six months ended June 30, 2023, the Company recognized $337 and $1,543 for employee separation costs, respectively, and $707 and $770, respectively, of other costs. During the three and six months ended June 30, 2022, the Company recognized $277 and $307, respectively, for other costs. These restructuring expenses were primarily associated with restructuring actions focused on the reduction of global overhead costs.

Restructuring Expenses By Reporting Segment

The following table summarizes restructuring expense for the three and six months ended June 30, 2023 and 2022 by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Automotive	$296	$374	$1,370	$555
Medical	—	—	—	—
Corporate	748	—	943	—
Total	$1,044	$374	$2,313	$555

Restructuring Liability

Restructuring liabilities are classified as other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring liability for the six months ended June 30, 2023:

	Employee Separation Costs	Other Related Costs	Total
Balance at December 31, 2022	$588	$—	$588
Additions, charged to restructuring expenses	1,206	63	1,269
Cash payments	—	(63)	(63)
Currency translation	16	—	16
Balance at March 31, 2023	$1,810	$—	$1,810
Additions, charged to restructuring expenses	337	707	1,044
Cash payments	(565)	(707)	(1,272)
Currency translation	6	—	6
Balance at June 30, 2023	$1,588	$—	$1,588

Impairments

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

During the three and six months ended June 30, 2023, the Company recorded non-cash impairment charges of $644 and $2,063, respectively, for the write down of inventory within the Automotive segment. This charge was recorded in Cost of sales.

The Company is no longer pursuing a sale of the business and intends to wind-down the operations of the business by the end of 2023, subject to discussions with customers and suppliers.

Medical Segment

During the three months ended June 30, 2023, the Company determined that there were impairment indicators for its Medical reporting unit and conducted an impairment analysis, following which the Company concluded that $19,509 of goodwill was impaired. Such non-cash impairment charge was recorded in Impairment of goodwill for the three and six months ended June 30, 2023. See Note 5 for additional information about the goodwill impairment analysis.

Note 4 – Details of Certain Balance Sheet Components

	June 30, 2023	December 31, 2022
Other current assets:
Billable tooling	$17,393	$15,267
Income tax and other tax receivable	13,197	15,041
Notes receivable	13,176	12,127
Short-term derivative financial instruments	12,825	6,564
Prepaid expenses	9,631	6,239
Receivables due from factor	5,177	5,490
Other	3,382	3,869
Total other current assets	$74,781	$64,597
Other current liabilities:
Accrued employee liabilities	$36,074	$32,031
Liabilities from discounts and rebates	25,266	26,640
Income tax and other taxes payable	14,828	14,459
Accrued warranty	2,900	2,380
Restructuring	1,588	588
Other	10,622	17,716
Total other current liabilities	$91,278	$93,814

Note 5 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2023 was as follows:

	Automotive	Medical	Total
Balance as of December 31, 2022	$73,069	$46,705	$119,774
Impairment of goodwill	—	(19,509)	(19,509)
Currency translation	759	(139)	620
Balance as of June 30, 2023	$73,828	$27,057	$100,885

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$113,792	$(70,591)	$43,201	$112,286	$(65,748)	$46,538
Technology	45,296	(27,563)	17,733	44,745	(25,709)	19,036
Product development costs	19,134	(18,968)	166	18,774	(18,456)	318
Software development	1,007	—	1,007	1,007	—	1,007
Indefinite-lived:
Tradenames	6,989	—	6,989	7,034	—	7,034
Total	$186,218	$(117,122)	$69,096	$183,846	$(109,913)	$73,933

As of December 31, 2022, the estimated fair value of the Medical reporting unit exceeded its carrying value by less than 10%. During the second quarter of 2023, the Company’s Medical reporting unit did not perform in-line with forecasted results primarily driven by slower than anticipated revenue growth. As a result, an indicator of impairment was identified and the Company performed an interim quantitative assessment as of June 30, 2023. The results of this quantitative analysis indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit by $17,086, and accordingly an impairment expense was recorded for $19,509 that includes the associated deferred tax effect that was measured using the simultaneous equation method.

The Company utilized an income approach to estimate the fair value of the reporting unit and a market valuation approach to further support this analysis (level 3). The income approach was based on projected debt-free cash flow that was discounted to the present value using discount factors that considered the timing and risk of cash flows. Fair value was estimated using internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used was the value-weighted average of our estimated cost of equity and of debt (“cost of capital”) derived using both known and estimated customary market metrics. Our weighted average cost of capital includes a company specific risk premium to address the risks associated with achieving the projected revenue and profitability growth rates. Other significant assumptions included terminal value growth rates and terminal value margin rates. Our ability to realize the future cash flows used in our calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies. To further support the fair value estimate determined by the income approach, the Company utilized a market valuation approach to estimate the fair value of the Medical reporting unit. The market approach considered historical and anticipated financial metrics of the Medical reporting unit and applied valuation multiples based on recent observed transactions involving companies similar enough to the Medical reporting unit from which to draw meaningful conclusions.

Note 6 – Debt

The following table summarizes the Company’s debt as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
Revolving Credit Facility (U.S. Dollar denominations)	6.58%	$217,000	5.80%	$232,000
Other loans	3.90%	269	3.89% - 5.21%	2,011
Finance leases	N/A	856	N/A	1,085
Total debt		218,125		235,096
Current maturities		(684)		(2,443)
Long-term debt, less current maturities		$217,441		$232,653

Credit Agreement

On June 10, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent (the “Agent”).

The Second Amended and Restated Credit Agreement provides for a $500,000 secured revolving credit facility (the “Revolving Credit Facility”), with a $50,000 sublimit for swing line loans and a $15,000 sublimit for the issuance of standby letters of credit. Any amount of the facility utilized for swing line loans or letters of credit outstanding will reduce the amount available under the Second Amended and Restated Credit Agreement. The Company had no outstanding letters of credit issued as of June 30, 2023 and December 31, 2022.

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

The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Second Amended and Restated Credit Agreement also contains customary events of default. As of June 30, 2023, the Company was in compliance with the terms of the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement additionally contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the Revolving Credit Facility may be accelerated and may become immediately due and payable.

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

Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and the maximum Consolidated Net Leverage Ratio as of the end of any fiscal quarter. Based upon consolidated EBITDA for the trailing four fiscal quarters calculated for purposes of the Consolidated Net Leverage Ratio, $282,732 remained available as of June 30, 2023 for additional borrowings under the Second Amended and Restated Credit Agreement subject to specified conditions that Gentherm currently satisfies.

In connection with the Second Amended and Restated Credit Agreement, the Company incurred debt issuance costs of $1,417, which have been capitalized and will be amortized into Interest expense, net over the term of the credit facility.

The scheduled principal maturities of our debt as of June 30, 2023 were as follows:

	U.S. Revolving Note	Other Debt	Total
2023	$—	$471	$471
2024	—	434	434
2025	—	151	151
2026	—	69	69
2027	217,000	—	217,000
2028	—	—	—
Total	$217,000	$1,125	$218,125

Note 7 – Commitments and Contingencies

Legal and other contingencies

The Company may be subject to various legal actions and claims in the ordinary course of its business, including those arising out of breach of contracts, intellectual property rights, environmental matters, regulatory matters and employment-related matters. The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on its results of operations or financial position. Product liability and warranty reserves are recorded separately from legal reserves.

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

The following is a reconciliation of the changes in accrued warranty costs:

	Six Months Ended June 30,
	2023	2022
Balance at the beginning of the period	$2,380	$1,916
Warranty claims paid	(1,673)	(623)
Warranty expense for products shipped during the current period	2,215	818
Adjustments to warranty estimates from prior periods	(32)	(171)
Adjustments due to currency translation	10	(41)
Balance at the end of the period	$2,900	$1,899

Other matters

Purchase commitments for materials, supplies, services and capital expenditures, as part of the normal course of business, are generally consistent from year to year. In addition, due to supply shortages of semiconductors, the Company has entered into agreements with various suppliers to reserve the right to purchase certain semiconductor chips over rolling periods of 12-24 months, with volume commitments determined based on our anticipated production requirements. As of June 30, 2023, the Company’s total commitments for these semiconductor chip agreements was $34,646. Such agreements provide the Company with priority access to semiconductor chips as they become available, however, these agreements do not guarantee that our suppliers will meet the timing and quantities requested by Gentherm. All other purchase commitments as of June 30, 2023 were immaterial.

Note 8 – (Loss) Earnings Per Share

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

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(1,551)	$7,072	$6,412	$18,819

Basic weighted average shares of Common Stock outstanding	33,018,939	33,119,085	33,099,817	33,077,029
Dilutive effect of stock options, restricted stock awards and restricted stock units	—	307,038	228,160	344,958
Diluted weighted average shares of Common Stock outstanding	33,018,939	33,426,123	33,327,977	33,421,987

Basic (loss) earnings per share	$(0.05)	$0.21	$0.19	$0.57
Diluted (loss) earnings per share	$(0.05)	$0.21	$0.19	$0.56

The following table represents Common Stock issuable upon the exercise of certain restricted stock awards and restricted stock units that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive securities share impact	198,371	—	—	—

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

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to Accumulated other comprehensive loss in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in Accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of (loss) income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The Company records the ineffective portion of designated foreign currency and copper commodity hedging instruments, if any, to Cost of sales in the consolidated condensed statements of (loss) income. Cash flows associated with derivatives are reported in Net cash provided by (used in) operating activities in the consolidated condensed statements of cash flows.

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

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of June 30, 2023 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$54,861	Other current assets	$9,380	Other current liabilities	$—	$9,380
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Level 2	$100,000	Other current assets	$3,445	Other current liabilities	$—	$3,445

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

Information relating to the effect of derivative instruments on our consolidated condensed statements of (loss) income and the consolidated condensed statements of comprehensive (loss) income is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location (Income/(Loss))	2023	2022	2023	2022
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Cost of sales – income	$1,984	$333	$3,043	$486
	Other comprehensive income (loss)	2,905	(316)	5,588	294
Total foreign currency derivatives		$4,889	$17	$8,631	$780

Commodity derivatives	Cost of sales – income	$—	$—	$—	$19
	Other comprehensive loss	—	—	—	(6)
Total commodity derivatives		$—	$—	$—	$13

Derivatives Not Designated as Hedging Instruments
Foreign currency derivatives	Foreign currency gain	$—	$482	$—	$482
Total foreign currency derivatives		$—	$482	$—	$482

Interest rate contracts	Interest expense, net	$1,371	$(693)	$672	$(693)
Total interest rate derivatives		$1,371	$(693)	$672	$(693)

The Company did not incur any hedge ineffectiveness during the three and six months ended June 30, 2023 and 2022.

Accounts Receivable Factoring

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. The sale of receivables under these agreements is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and excluded from accounts receivable in the consolidated condensed balance sheets. These factoring arrangements include a deferred purchase price component in which a portion of the purchase price for the receivable is paid by the financial institution in cash upon sale and the remaining portion is recorded as a deferred purchase price receivable and paid at a later date. Deferred purchase price receivables are recorded in Other current assets within the consolidated condensed balance sheets. Cash proceeds received upon the sale of the receivables are included in Net cash provided by (used in) operating activities and the cash proceeds received on the deferred purchase price receivables are included in Net cash used in investing activities. All factoring arrangements incorporate customary representations, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes.

Receivables factored and availability under receivables factoring agreements balances as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Receivables factored and outstanding	$21,623	$19,108
Amount available under the credit limit	2,471	5,034
Collective factoring limit	$24,094	$24,142

Trade receivables sold and factoring fees incurred during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Trade receivables sold	$38,261	$—	$76,801	$—
Factoring fees incurred	207	—	368	—

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative instruments (see Note 9) and pension plan assets, the Company had no material financial assets and liabilities that were carried at fair value at June 30, 2023 and December 31, 2022. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. The Company utilized a third-party to assist in the Level 3 fair value estimates of other intangible assets for recent acquisitions (see Note 2) and goodwill of the Medical reporting unit (see Note 5). The estimated fair values of these assets were based on third-party valuations and management’s estimates, generally utilizing income and market approaches. As of June 30, 2023, and December 31, 2022, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of June 30, 2023, and December 31, 2022, the carrying values of the indebtedness under the Company’s Second Amended and Restated Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).

Note 11 – Equity

In December 2020, the Board of Directors of Gentherm Incorporated (“Board of Directors”) authorized a stock repurchase program (the “2020 Stock Repurchase Program”). Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150,000 of its issued and outstanding common stock over a three-year period, expiring December 15, 2023.

Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. During the three and six months ended June 30, 2023, the Company repurchased $9,996 and $19,993, respectively, of shares under the 2020 Stock Repurchase Program with an average price paid per share of $59.71 and $59.49, respectively. The 2020 Stock Repurchase Program had $110,007 of repurchase authorization remaining as of June 30, 2023.

Note 12 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting Accumulated other comprehensive loss during the three and six months ended June 30, 2023 and 2022 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at March 31, 2023	$(1,063)	$(40,014)	$4,976		$—		$(36,101)
Other comprehensive (loss) income before reclassifications	—	(3,611)	4,889		—		1,278
Income tax effect of other comprehensive (loss) income before reclassifications	—	23	(1,065)		—		(1,042)
Amounts reclassified from accumulated other comprehensive loss into net (loss) income	6	—	(1,984)	[a]	—	[a]	(1,978)
Income taxes reclassified into net (loss) income	(2)	—	432		—		430
Net current period other comprehensive income (loss)	4	(3,588)	2,272		—		(1,312)
Balance at June 30, 2023	$(1,059)	$(43,602)	$7,248		$—		$(37,413)
(a)
The amounts reclassified from Accumulated other comprehensive loss were included in Cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at March 31, 2022	$(2,864)	$(43,482)	$618		$—		$(45,728)
Other comprehensive (loss) income before reclassifications	—	(22,458)	17		—		(22,441)
Income tax effect of other comprehensive (loss) income before reclassifications	—	(242)	(4)		—		(246)
Amounts reclassified from accumulated other comprehensive loss into net income	35	—	(333)	[a]	—	[a]	(298)
Income taxes reclassified into net income	(8)	—	73		—		65
Net current period other comprehensive income (loss)	27	(22,700)	(247)		—		(22,920)
Balance at June 30, 2022	$(2,837)	$(66,182)	$371		$—		$(68,648)
(a)
The amounts reclassified from Accumulated other comprehensive loss were included in Cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at December 31, 2022	$(1,067)	$(48,269)	$2,847		$—		$(46,489)
Other comprehensive income before reclassifications	—	4,580	8,631		—		13,211
Income tax effect of other comprehensive income before reclassifications	—	87	(1,880)		—		(1,793)
Amounts reclassified from accumulated other comprehensive loss into net income	12	—	(3,043)	[a]	—	[a]	(3,031)
Income taxes reclassified into net income	(4)	—	693		—		689
Net current period other comprehensive income	8	4,667	4,401		—		9,076
Balance at June 30, 2023	$(1,059)	$(43,602)	$7,248		$—		$(37,413)
(a)
The amounts reclassified from Accumulated other comprehensive loss were included in Cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at December 31, 2021	$(2,893)	$(34,188)	$154		$5		$(36,922)
Other comprehensive (loss) income before reclassifications	—	(31,612)	780		13		(30,819)
Income tax effect of other comprehensive loss before reclassifications	—	(382)	(183)		(3)		(568)
Amounts reclassified from accumulated other comprehensive loss into net income	70	—	(486)	[a]	(19)	[a]	(435)
Income taxes reclassified into net income	(14)	—	106		4		96
Net current period other comprehensive income (loss)	56	(31,994)	217		(5)		(31,726)
Balance at June 30, 2022	$(2,837)	$(66,182)	$371		$—		$(68,648)
(a)
The amounts reclassified from Accumulated other comprehensive loss were included in Cost of sales.

The Company expects all of the existing gains and losses related to foreign currency derivatives reported in Accumulated other comprehensive loss as of June 30, 2023 to be reclassified into earnings during the next twelve months. See Note 9 for additional information about derivative financial instruments and the effects from reclassification to Net (loss) income.

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2023 and 2022, is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax expense	$4,842	$3,919	$8,570	$8,214
Earnings before income tax	$3,291	$10,991	$14,982	$27,033
Effective tax rate	147.1%	35.7%	57.2%	30.4%

Income tax expense was $4,842 for the three months ended June 30, 2023 on earnings before income tax of $3,291, representing an effective tax rate of 147.1%. The pre-tax earnings included the effect of an impairment loss of $19,509 with a tax benefit of $2,423. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of the tax benefit related to the impairment loss, income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of the global intangible low-tax income (“GILTI”) and an impact related to legal entity restructuring, partially offset by the impact of research and development credits in various jurisdictions.

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

Income tax expense was $8,570 for the six months ended June 30, 2023 on earnings before income tax of $14,982, representing an effective tax rate of 57.2%. The pre-tax earnings included the effect of an impairment loss of $19,509 with a tax benefit of $2,423. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the impact of the tax benefit related to the impairment loss, income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of GILTI, the quarterly accrual for uncertain tax positions and an impact related to legal entity restructuring, partially offset by the impact of research and development credits in various jurisdictions and certain favorable tax effects of equity vesting.

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

The tables below present segment information about the reported Product revenues, Depreciation and amortization and Operating income (loss) of the Company for the three and six months ended June 30, 2023 and 2022.

Three Months Ended June 30,	Automotive	Medical	Corporate	Total
2023
Product revenues	$361,533	$10,790	$—	$372,323
Depreciation and amortization	11,221	896	427	$12,544
Operating income (loss)	46,561	(20,540)	(21,700)	$4,321
2022
Product revenues	$249,152	$11,563	$—	$260,715
Depreciation and amortization	8,197	558	305	$9,060
Operating income (loss)	24,026	(181)	(16,110)	$7,735

Six Months Ended June 30,	Automotive	Medical	Corporate	Total
2023
Product revenues	$714,225	$21,723	$—	$735,948
Depreciation and amortization	23,511	1,874	692	$26,077
Operating income (loss)	84,940	(21,033)	(41,912)	$21,995
2022
Product revenues	$507,016	$21,356	$—	$528,372
Depreciation and amortization	16,863	1,162	610	$18,635
Operating income (loss)	55,301	(1,032)	(32,344)	$21,925

Automotive and Medical segment Product revenues by product category for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Climate Control Seat	$121,210	$96,488	$235,963	$199,222
Seat Heaters	78,258	65,903	153,894	134,799
Steering Wheel Heaters	38,958	28,951	75,305	57,687
Lumbar and Massage Comfort Solutions (a)	37,604	—	76,342	—
Valve Systems (a)	27,692	—	54,686	—
Automotive Cables	20,243	19,280	40,463	41,325
Battery Performance Solutions	19,587	17,451	39,896	35,064
Electronics	9,323	10,278	20,293	21,106
Other Automotive	8,658	10,801	17,383	17,813
Subtotal Automotive segment	361,533	249,152	714,225	507,016
Medical segment (b)	10,790	11,563	21,723	21,356
Total Company	$372,323	$260,715	$735,948	$528,372
(a)
Represents Product revenues from Alfmeier (acquired on August 1, 2022) - (see Note 2)
(b)
Includes Product revenues of $1,672 and $2,951 for the three and six months ended June 30, 2023 from Dacheng (acquired on July 13, 2022) - (see Note 2)

Total Product revenues information by geographic area for the three and six months ended June 30, 2023 and 2022 is as follows (based on shipment destination):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$138,319	$102,617	$279,771	$206,738
China	53,872	31,391	100,526	69,744
South Korea	29,995	23,706	58,733	44,881
Germany	26,039	15,565	52,551	35,351
Czech Republic	17,372	12,195	35,022	25,810
Japan	12,867	12,886	28,089	24,702
Romania	13,436	11,519	25,969	24,273
Slovakia	12,712	8,987	24,308	17,360
Finland	11,139	7,352	21,272	13,913
Mexico	10,356	4,267	19,450	9,137
Other	46,216	30,230	90,257	56,463
Total Non-U.S.	234,004	158,098	456,177	321,634
Total Company	$372,323	$260,715	$735,948	$528,372

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

Recent Trends

Global Conditions

Since 2020, the global economy has experienced significant volatility and supply chain disruption, which has had a widespread adverse effect on the global automotive industry. These macroeconomic conditions have resulted in fluctuating demand and production disruptions, facility closures, labor shortages and work stoppages. In addition, global inflation has increased significantly beginning in 2021. Rising costs of materials, labor, equipment and other inputs used to manufacture and sell our products, including freight and logistics costs, have impacted, and may in the future impact, operating costs and operating results. We continue to employ measures to mitigate the impact of cost increases through identification of sourcing and manufacturing efficiencies where possible. However, we have been unable to fully mitigate or pass through the increases in our operating costs, which may continue in the future.

Although we are optimistic that the worst of the global macroeconomic volatility is in the past, the direct and indirect impacts on our markets, operations, and financial performance remain unpredictable. As a result of this continued uncertainty, there may still be impacts on our industry, operations, workforce, supply chains, distribution systems, and demand for our products in the future which cannot be reasonably estimated at this time.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework. The effective dates for different aspects of the directive are January 1, 2024, and January 1, 2025. A significant number of other countries are also implementing similar legislation. The Company is continuing to evaluate the potential impact on future periods of these tax regulations.

Fit-for-Growth 2.0

During the first half of 2023, we launched Fit-for-Growth 2.0 to execute our long-term strategy that includes a profitability improvement initiative with a plan to achieve high teens Adjusted EBITDA margin rate by 2026. Fit-for-Growth 2.0 is expected to deliver cost reductions through manufacturing productivity, manufacturing footprint optimization, value engineering, sourcing excellence and cost synergies from the Alfmeier acquisition. Additionally, the program will drive operating expense efficiency to leverage scale as we continue our growth path towards our target of over $2 billion dollars by 2026.

Acquisitions

On July 13, 2022, the Company completed the acquisition of Jiangmen Dacheng Medical Equipment Co. Ltd (“Dacheng”) and its wholly owned subsidiary, IOB Medical, Inc. Dacheng is a privately held manufacturer of medical materials and medical equipment, including patient temperature management solutions, for numerous local and international customers. The acquisition provided Gentherm Medical a local presence in China’s high-growth market for patient warming devices and other medical device products, and expanded overall manufacturing capacity to include a low-cost manufacturing site. The total consideration transferred was $35.0 million.

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

During the three and six months ended June 30, 2023, the Company recorded non-cash impairment charges of $0.6 and $2.1 million for the write down of inventory within the Automotive segment. This charge is recorded in Cost of sales.

The Company is no longer pursuing a sale of the business and intends to wind-down the operations of the business by the end of 2023, subject to discussions with customers and suppliers.

Impairments - Medical Segment

As of December 31, 2022, the estimated fair value of the Medical reporting unit exceeded its carrying value by less than 10%. During the second quarter of 2023, the Company’s Medical reporting unit did not perform in-line with forecasted results primarily driven by slower than anticipated revenue growth. As a result, an indicator of impairment was identified and the Company performed an interim quantitative assessment as of June 30, 2023. The results of this quantitative analysis indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit by $17.1 million, and accordingly an impairment expense was recorded for $19.5 million that includes the associated deferred tax effect.

The primary factors leading to the decline in value from the analysis performed at December 31, 2022 were a reduction in expected future cash flows, due to the Company re-evaluating our forecasted results and an increase in the discount rate which is based on the Medical reporting unit’s weighted average cost of capital. The decline in expected future cash flows resulted primarily from a reduction of forecasted revenue growth rates. If the Company’s revised expectation of revenue growth is not achieved or if the estimated growth rates are reduced because of new information or experience, the fair value of the Medical reporting unit could decrease, which could result in further impairment of goodwill.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm S&P Global Mobility (July 2023 release), global light vehicle production in the three and six months ended June 30, 2023 in the Company’s key markets of North America, Europe, China, Japan and Korea, as compared to the three and six months ended June 30, 2022, are shown below (in millions of units):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
North America	4.1	3.5	14.9%	8.0	7.1	12.2%
Europe	4.5	4.0	14.3%	9.2	7.9	16.1%
Greater China	6.6	5.5	20.4%	12.6	11.7	7.1%
Japan / South Korea	3.1	2.5	25.3%	6.3	5.2	21.0%
Total light vehicle production volume in key markets	18.4	15.5	18.4%	36.0	31.9	12.7%

The S&P Global Mobility (July 2023 release) forecasted light vehicle production volume in the Company’s key markets for full year 2023 to increase to 71.8 million units, a 6.2% increase from full year 2022 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts may be significantly different from period to period due to changes in macroeconomic conditions or matters specific to the automotive industry. Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of S&P Global Mobility or other third-party sources.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the second quarter of 2023, we secured new automotive business awards totaling $670 million in the quarter. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that new business awards are an indicator of future revenue. New business awards are not projections of revenue or future business as of June 30, 2023, the date of this Report or any other date. Customer projections regularly change over time and we do not update our calculation of any new business award after the date initially communicated. Automotive new business awards in the second quarter 2023 also do not reflect, in particular, the impact of macroeconomic and geopolitical challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements” above.

Stock Repurchase Program

In December 2020, the Board of Directors authorized a stock repurchase program (the “2020 Stock Repurchase Program”). Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023. Repurchases under the 2020 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. During the three and six months ended June 30, 2023, the Company repurchased $10.0 million and $20.0 million, respectively, of shares under the 2020 Stock Repurchase Program with an average price paid per share of $59.71 and $59.49, respectively. The 2020 Stock Repurchase Program had $110.0 million repurchase authorization remaining as of June 30, 2023.

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

Consolidated Results of Operations

The results of operations for the three and six months ended June 30, 2023 and 2022, in thousands, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)	2023	2022	Favorable / (Unfavorable)
Product revenues	$372,323	$260,715	$111,608	$735,948	$528,372	$207,576
Cost of sales	284,335	201,338	(82,997)	566,830	404,882	(161,948)
Gross margin	87,988	59,377	28,611	169,118	123,490	45,628
Operating expenses:
Net research and development expenses	24,696	19,325	(5,371)	49,841	39,759	(10,082)
Selling, general and administrative expenses	38,418	31,943	(6,475)	75,460	61,251	(14,209)
Impairment of goodwill	19,509	—	(19,509)	19,509	—	(19,509)
Restructuring expenses	1,044	374	(670)	2,313	555	(1,758)
Total operating expenses	83,667	51,642	(32,025)	147,123	101,565	(45,558)
Operating income	4,321	7,735	(3,414)	21,995	21,925	70
Interest expense, net	(1,932)	(1,430)	(502)	(6,076)	(1,999)	(4,077)
Foreign currency gain (loss)	346	4,552	(4,206)	(1,723)	6,769	(8,492)
Other income	556	134	422	786	338	448
Earnings before income tax	3,291	10,991	(7,700)	14,982	27,033	(12,051)
Income tax expense	4,842	3,919	(923)	8,570	8,214	(356)
Net (loss) income	$(1,551)	$7,072	$(8,623)	$6,412	$18,819	$(12,407)

Product revenues by product category, in thousands, for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Climate Control Seat	$121,210	$96,488	$24,722	25.6%	$235,963	$199,222	$36,741	18.4%
Seat Heaters	78,258	65,903	12,355	18.7%	153,894	134,799	19,095	14.2%
Steering Wheel Heaters	38,958	28,951	10,007	34.6%	75,305	57,687	17,618	30.5%
Lumbar and Massage Comfort Solutions	37,604	—	37,604	100.0%	76,342	—	76,342	100.0%
Valve Systems	27,692	—	27,692	100.0%	54,686	—	54,686	100.0%
Automotive Cables	20,243	19,280	963	5.0%	40,463	41,325	(862)	(2.1)%
Battery Performance Solutions	19,587	17,451	2,136	12.2%	39,896	35,064	4,832	13.8%
Electronics	9,323	10,278	(955)	(9.3)%	20,293	21,106	(813)	(3.9)%
Other Automotive	8,658	10,801	(2,143)	(19.8)%	17,383	17,813	(430)	(2.4)%
Subtotal Automotive segment	361,533	249,152	112,381	45.1%	714,225	507,016	207,209	40.9%
Medical segment	10,790	11,563	(773)	(6.7)%	21,723	21,356	367	1.7%
Total Company	$372,323	$260,715	$111,608	42.8%	$735,948	$528,372	$207,576	39.3%

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Variance Due To:
	2023	2022	Favorable / (Unfavorable)	Automotive Volume	FX	Acquisitions	Pricing / Other	Total
Product revenues	$372,323	$260,715	$111,608	$48,938	$(1,656)	$66,967	$(2,641)	$111,608

Product revenues for the three months ended June 30, 2023 increased 42.8% as compared to the three months ended June 30, 2022. The increase in product revenues is due to favorable volumes in all product lines within the Automotive segment except Electronics and Other Automotive, and the inclusion of sales from Alfmeier and Dacheng since the acquisitions, partially offset by unfavorable foreign currency impacts. Currency impacts included unfavorable impacts primarily from the Chinese Renminbi and Korean Won, partially offset by favorable impacts from the Euro.

Below is a summary of our product revenues, in thousands, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,			Variance Due To:
	2023	2022	Favorable / (Unfavorable)	Automotive Volume	FX	Acquisitions	Pricing / Other	Total
Product revenues	$735,948	$528,372	$207,576	$85,742	$(9,787)	$133,978	$(2,357)	$207,576

Product revenues for the six months ended June 30, 2023 increased 39.3% as compared to the six months ended June 30, 2022. The increase in product revenues is due to favorable volumes in all product lines within the Automotive segment except Electronics, Automotive Cables and Other Automotive, the inclusion of sales from Alfmeier and Dacheng since the acquisitions, and the negotiation of lower annual price reductions and cost recoveries from customers, partially offset by unfavorable foreign currency impacts, primarily related to the Euro, Chinese Renminbi, Korean Won, and Japanese Yen.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Variance Due To:
	2023	2022	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Acquisitions and Other	Total
Cost of sales	$284,335	$201,338	$(82,997)	$(29,479)	$10,352	$(791)	$(63,079)	$(82,997)
Gross margin	$87,988	$59,377	$28,611	$19,459	$6,647	$(2,448)	$4,953	$28,611
Gross margin - Percentage of product revenues	23.6%	22.8%

Cost of sales for the three months ended June 30, 2023 increased 41.2% as compared to the three months ended June 30, 2022. The increase in cost of sales is primarily due to increased volumes in our Automotive segment, the inclusion of expenses from the acquired businesses, inflation associated with wages, a non-automotive electronics inventory charge related to the exit of the business, higher quality costs, and unfavorable foreign currency impacts primarily attributable to the Euro and Mexican Peso. These increases were partially offset by favorable foreign currency impacts primarily attributable to the Chinese Renminbi, Ukrainian Hryvnia, and Korean Won, and lower freight costs.

Below is a summary of our cost of sales and gross margin, in thousands, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,			Variance Due To:
	2023	2022	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Acquisitions and Other	Total
Cost of sales	$566,830	$404,882	$(161,948)	$(51,534)	$14,097	$3,536	$(128,047)	$(161,948)
Gross margin	$169,118	$123,490	$45,628	$34,208	$8,281	$(6,251)	$9,390	$45,628
Gross margin - Percentage of product revenues	23.0%	23.4%

Cost of sales for the six months ended June 30, 2023 increased 40.0% as compared to the six months ended June 30, 2022. The increase in cost of sales is primarily due to increased volumes in our Automotive segment, the inclusion of expenses from the acquired businesses, inflation associated with wages and material costs, a non-automotive electronics inventory charge related to the exit of the business, higher quality costs, and unfavorable foreign currency impacts primarily attributable to the Mexican Peso. These increases were partially offset by favorable foreign currency impacts primarily attributable to the Euro, Chinese Renminbi, Ukrainian Hryvnia, and Korean Won, and lower freight costs.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)
Research and development expenses	$30,737	$24,334	$(6,403)
Reimbursed research and development expenses	(6,041)	(5,009)	1,032
Net research and development expenses	$24,696	$19,325	$(5,371)
Percentage of product revenues	6.6%	7.4%

Net research and development expenses for the three months ended June 30, 2023 increased 27.8% as compared to the three months ended June 30, 2022. The increase in net research and development expenses is primarily related to the inclusion of net expenses from Alfmeier and lower customer reimbursements, excluding those from Alfmeier.

Below is a summary of our net research and development expenses, in thousands, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)
Research and development expenses	$62,486	$48,237	$(14,249)
Reimbursed research and development expenses	(12,645)	(8,478)	4,167
Net research and development expenses	$49,841	$39,759	$(10,082)
Percentage of product revenues	6.8%	7.5%

Net research and development expenses for the six months ended June 30, 2023 increased 25.4% as compared to the six months ended June 30, 2022. The increase in net research and development expenses is primarily related to the inclusion of net expenses from Alfmeier, increased investments to support new program wins, and lower customer reimbursements, excluding those from Alfmeier.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)
Selling, general and administrative expenses	$38,418	$31,943	$(6,475)
Percentage of product revenues	10.3%	12.3%

Selling, general and administrative expenses for the three months ended June 30, 2023 increased 20.3% as compared to the three months ended June 30, 2022. The increase in selling, general and administrative expenses is primarily related to the inclusion of expenses from acquired businesses and higher compensation expenses.

Below is a summary of our selling, general and administrative expenses, in thousands, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)
Selling, general and administrative expenses	$75,460	$61,251	$(14,209)
Percentage of product revenues	10.3%	11.6%

Selling, general and administrative expenses for the six months ended June 30, 2023 increased 23.2% as compared to the six months ended June 30, 2022. The increase in selling, general and administrative expenses is primarily related to the inclusion of expenses from acquired businesses and higher compensation expenses.

Impairment of Intangible Assets and Property and Equipment

Below is a summary of our impairment of intangible assets and property and equipment, in thousands, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)
Impairment of goodwill	$19,509	$—	$(19,509)

Impairment of intangible assets and property and equipment for the three months ended June 30, 2023 related to the recorded Medical reporting unit goodwill impairment.

Below is a summary of our impairment of intangible assets and property and equipment, in thousands, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)
Impairment of goodwill	$19,509	$—	$(19,509)

Impairment of intangible assets and property and equipment for the six months ended June 30, 2023 related to the recorded Medical reporting unit goodwill impairment.

Restructuring Expenses

Below is a summary of our restructuring expenses, in thousands, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)
Restructuring expenses	$1,044	$374	$(670)

During the three months ended June 30, 2023, the Company recognized expenses of $0.3 million for employee separation costs and $0.7 million for other costs. These restructuring expenses primarily relate to discrete restructuring actions focused on the reduction of global overhead expenses.

During the three months ended June 30, 2022, the Company recognized expenses of $0.0 million for employee separation costs and $0.4 million for other costs.

Below is a summary of our restructuring expenses, in thousands, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)
Restructuring expenses	$2,313	$555	$(1,758)

During the six months ended June 30, 2023, the Company recognized expenses of $1.5 million for employee separation costs and $0.8 million for other costs. These restructuring expenses primarily relate to discrete restructuring actions focused on the reduction of global overhead expenses.

During the six months ended June 30, 2022, the Company recognized expenses of $0.1 million for employee separation costs and $0.5 million for other costs.

Interest Expense, net

Below is a summary of our interest expense, net, in thousands, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)
Interest expense, net	$(1,932)	$(1,430)	$(502)

Interest expense, net for the three months ended June 30, 2023 increased 35.1% as compared to the three months ended June 30, 2022. The increase is primarily related to a higher balance on our revolving credit agreement during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, partially offset by the mark to market benefit of the Company’s interest rate swap during the three months ended June 30, 2023.

Below is a summary of our interest expense, net, in thousands, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)
Interest expense, net	$(6,076)	$(1,999)	$(4,077)

Interest expense, net for the six months ended June 30, 2023 increased 204.0% as compared to the six months ended June 30, 2022. The increase is primarily related to a higher balance on our revolving credit agreement during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, partially offset by the mark to market benefit of the Company’s interest rate swap during the six months ended June 30, 2023. See Note 6, "Debt," to the consolidated condensed financial statements included in this Report for additional information.

Foreign Currency (Loss) Gain

Below is a summary of our foreign currency gain, in thousands, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)
Foreign currency gain	$346	$4,552	$(4,206)

Foreign currency gain for the three months ended June 30, 2023 included net realized foreign currency loss of $0.4 million and net unrealized foreign currency gain of $0.7 million.

Foreign currency gain for the three months ended June 30, 2022 primarily included net realized foreign currency gain of $0.5 million and net unrealized foreign currency gain of $4.0 million.

Below is a summary of our foreign currency (loss) gain, in thousands, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)
Foreign currency (loss) gain	$(1,723)	$6,769	$(8,492)

Foreign currency loss for the six months ended June 30, 2023 included net realized foreign currency gain of $3.4 million and net unrealized foreign currency loss of $5.1 million.

Foreign currency gain for the six months ended June 30, 2022 primarily included net realized foreign currency gain of $0.4 million and net unrealized foreign currency gain of $6.4 million.

Other Income

Below is a summary of our other income, in thousands, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)
Other income	$556	$134	$422

Other income for the three months ended June 30, 2023 increased as compared to the three months ended June 30, 2022. The increase in Other income is due to an increase in miscellaneous income.

Below is a summary of our other income, in thousands, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)
Other income	$786	$338	$448

Other income for the six months ended June 30, 2023 increased as compared to the six months ended June 30, 2022. The increase in Other income is due to an increase in miscellaneous income.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)
Income tax expense	$4,842	$3,919	$(923)

Income tax expense was $4.8 million for the three months ended June 30, 2023, on earnings before income tax of $3.3 million, representing an effective tax rate of 147.1%. The pre-tax earnings included the effect of an impairment loss of $19.5 million with a tax benefit of $2.4 million. Adjusted for the impairment impacts, the effective rate was 31.9%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of the tax benefit related to the impairment loss, income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of the global intangible low-tax income (“GILTI”) and an impact related to legal entity restructuring, partially offset by the impact of research and development credits in various jurisdictions.

Income tax expense was $3.9 million for the three months ended June 30, 2022 on earnings before income tax of $11.0 million representing an effective tax rate of 35.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of the GILTI, and the increase of accruals for uncertain tax positions partially offset by the impact of certain favorable tax effects on equity vesting.

Below is a summary of our income tax expense, in thousands, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)
Income tax expense	$8,570	$8,214	$(356)

Income tax expense was $8.6 million for the six months ended June 30, 2023, on earnings before income tax of $15.0 million, representing an effective tax rate of 57.2%. The pre-tax earnings included the effect of an impairment loss of $19.5 million with a tax benefit of $2.4 million. Adjusted for the impairment impacts, the effective rate was 31.9%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the impact of the tax benefit related to the impairment loss, impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of GILTI, the increase of accruals for uncertain tax positions and an impact related to legal entity restructuring, partially offset by the impact of research and development credits in various jurisdictions and certain favorable tax effects of equity vesting.

Income tax expense was $8.2 million for the six months ended June 30, 2022 on earnings before income tax of $27.0 million representing an effective tax rate of 30.4%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of the GILTI, and the increase of accruals for uncertain tax positions partially offset by the impact of certain favorable tax effects of equity vesting.

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

As of June 30, 2023, the Company had $168.7 million of cash and cash equivalents and $282.7 million of availability under our Second Amended and Restated Credit Agreement. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of June 30, 2023, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $117.8 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents, borrowings available under our Second Amended and Restated Credit Agreement and receivables factoring arrangements, and cash flows from operations will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The following table represents our cash and cash equivalents, in thousands:

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents at beginning of period	$153,891	$190,606
Net cash provided by (used in) operating activities	58,612	(3,686)
Net cash used in investing activities	(6,776)	(15,717)
Net cash used in financing activities	(39,356)	(5,145)
Foreign currency effect on cash and cash equivalents	2,300	(8,800)
Cash and cash equivalents at end of period	$168,671	$157,258

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $58.6 million during the six months ended June 30, 2023 primarily reflecting net income of $6.4 million, $19.5 million for non-cash goodwill impairment, $32.0 million for non-cash charges for depreciation, amortization, stock based compensation and loss on disposition of property, non-cash charges of $1.9 million for inventory provisions, and $1.9 million related to changes in assets and liabilities, partially offset by non-cash charges of $2.8 million for deferred income taxes.

Cash Flows From Investing Activities

Net cash used in investing activities was $6.8 million during the six months ended June 30, 2023, reflecting purchases of property and equipment of $13.7 million and an investment in Carrar of $0.5 million, partially offset by proceeds from deferred purchase price of factored receivables of $7.4 million.

Cash Flows From Financing Activities

Net cash used in financing activities was $39.4 million during the six months ended June 30, 2023, reflecting $20.0 million paid to repurchase common stock, $17.0 million of debt repayments and $2.7 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year, partially offset by the proceeds from the exercise of Common Stock options totaling $0.3 million.

Debt

The following table summarizes the Company’s debt, in thousands, as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
Revolving Credit Facility (U.S. Dollar denominations)	6.58%	$217,000	5.80%	$232,000
Other loans	3.90%	269	3.89% - 5.21%	2,011
Finance leases	N/A	856	N/A	1,085
Total debt		218,125		235,096
Current maturities		(684)		(2,443)
Long-term debt, less current maturities		$217,441		$232,653

Credit Agreement

Gentherm, together with certain of its subsidiaries, maintain a revolving credit note (the “Revolving Credit Facility”) under its Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent. The Second Amended and Restated Credit Agreement was entered into on June 10, 2022 and amended and restated in its entirety the Amended and Restated Credit Agreement dated June 27, 2019, by and among Gentherm, certain of its direct and indirect subsidiaries, the lenders party thereto and the Agent. The Second Amended and Restated Credit Agreement has a maximum borrowing capacity of $500 million and matures on June 10, 2027. The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. As of June 30, 2023, the Company was in compliance with the terms of the Second Amended and Restated Credit Agreement.

Finance Leases

As of June 30, 2023 and December 31, 2022, there was $0.9 million and $1.1 million, respectively, of outstanding finance leases.

Other Sources of Liquidity

The Company is party to receivable factoring agreements with unrelated third parties under which we can sell receivables for certain account debtors, on a revolving basis, subject to outstanding balances and concentration limits. The receivable factoring agreements are transferred in their entirety to the acquiring entities and are accounted for as a sale. Some of the agreements, including those assumed through the acquisition of Alfmeier, have deferred purchase price arrangements. As of June 30, 2023, there were $2.5 million available under the receivable factoring agreement.

Material Cash Requirements

The Company continues to enter into agreements with suppliers to reserve the right to purchase certain semiconductor chips over periods of 12-24 months. As of June 30, 2023, the Company’s total commitments for these semiconductor chip agreements was $34.6 million. See Note 7, “Commitments and Contingencies” to the consolidated condensed financial statements included in this Report for additional information.

Except as described above, there have been no material changes in our cash requirements since December 31, 2022, the end of fiscal year 2022. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding our material cash requirements.

Effects of Inflation

The automotive component supply industry has historically been subject to inflationary pressures with respect to materials and labor. Beginning in 2021 and continuing through 2023, the industry has experienced inflationary cost increases in certain materials and components, labor and transportation. Although the Company has developed and implemented strategies to mitigate the impact of higher material component costs and transportation costs, these strategies, together with commercial negotiations with Gentherm's customers and suppliers have not fully offset to date and may not fully offset our future cost increases. Such inflationary cost increase may increase the cash required to fund our operations by a material amount.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended June 30, 2023. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities, except for the impairment of the Medical segment goodwill. See Note 3, “Restructuring and Impairments” to the consolidated condensed financial statements included in this Report for additional information. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

Recent Accounting Pronouncements

There are no new accounting pronouncements applicable to the Company as of June 30, 2023.

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

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts that can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to Accumulated other comprehensive loss in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in Accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of (loss) income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The Company records the ineffective portion of foreign currency and copper commodity hedging instruments, if any, to Cost of sales, and the ineffective portion of interest rate swaps, if any, to Interest expense, net in the consolidated condensed statements of (loss) income. Cash flows associated with derivatives are reported in Net cash provided by (used in) operating activities in the consolidated condensed statements of cash flows.

Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of June 30, 2023 is set forth in Note 9, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

Interest Rate Sensitivity

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations, excluding finance leases. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2023	2024	2025	2026	2027	2028	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate	$—	$—	$—	$—	$217,000	$—	$217,000	$217,000
Variable interest rate as of June 30, 2023					6.58%		6.58%
Fixed rate	$269	$—	$—	$—	$—	$—	$269	$269
Fixed interest rate	3.90%						3.90%

Based on the amounts outstanding as of June 30, 2023, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $2.2 million. To hedge the Company's exposure to interest payment fluctuations on a portion of these borrowings, we entered into a floating-to-fixed interest rate swap agreement with a notional amount of $100.0 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2023	2024	2025	Total	Fair Value
USD Functional Currency
Forward Exchange Agreements:
(Receive MXN / Pay USD)
Total contract amount	$27,831	$27,030	$—	$54,861	$9,380
Average contract rate	20.48	21.09	—	20.78

The table below presents the potential gain and loss in fair value for the foreign currency derivative contracts from a hypothetical 10% change in quoted currency exchange rates.

	June 30, 2023		December 31, 2022
Exchange Rate Sensitivity	Potential loss in fair value	Potential gain in fair value	Potential loss in fair value	Potential gain in fair value
Forward Exchange Agreement:(Receive MXN / Pay USD)	$5,863	$7,165	$3,999	$4,888

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended June 30, 2023.

ITEM 1A. RISK FACTORS

The Company’s risk factors have not materially changed from those previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. You should carefully consider the risks and uncertainties described therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Second Quarter 2023

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 to April 30, 2023	—	$—	—	$—
May 1, 2023 to May 31, 2023	167,406	$59.71	167,406	$110,007
June 1, 2023 to June 30, 2023	—	$—	—	$—

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

ITEM 5. OTHER INFORMATION

Trading Plans – Directors and Section 16 Officers

During the three months ended June 30, 2023, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibits to this Report are as follows:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
10.1*	Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.1	5/18/23
10.2*	Form of Performance Stock Unit Award Agreement under the Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.2	5/18/23
10.3*	Form of Restricted Stock Unit Award Agreement under the Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.3	5/18/23
10.4*	Form of Restricted Stock Award Agreement (Director) under the Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.4	5/18/23
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	X
* Indicates management contract or compensatory plan.

** Documents are furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ PHILLIP EYLER
Phillip Eyler
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2023

/s/ MATTEO ANVERSA
Matteo Anversa
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 1, 2023