Form 10-Q
period 2023-09-30
GENTHERM Inc
filed 2023-10-26
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

At October 20, 2023, there were 32,796,297 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$154,354	$153,891
Accounts receivable, net	263,765	247,131
Inventory:
Raw materials	122,919	136,217
Work in process	16,745	17,695
Finished goods	66,192	64,336
Inventory, net	205,856	218,248
Other current assets	76,651	64,597
Total current assets	700,626	683,867
Property and equipment, net	236,660	244,480
Goodwill	100,633	119,774
Other intangible assets, net	66,427	73,933
Operating lease right-of-use assets	27,442	29,945
Deferred income tax assets	73,177	69,840
Other non-current assets	20,632	17,461
Total assets	$1,225,597	$1,239,300
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$213,851	$182,225
Current lease liabilities	7,633	7,143
Current maturities of long-term debt	620	2,443
Other current liabilities	90,199	93,814
Total current liabilities	312,303	285,625
Long-term debt, less current maturities	207,302	232,653
Non-current lease liabilities	16,451	20,538
Pension benefit obligation	3,165	3,638
Other non-current liabilities	26,324	24,573
Total liabilities	$565,545	$567,027
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 32,795,093 and 33,202,082 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	97,715	122,658
Paid-in capital	5,379	5,447
Accumulated other comprehensive loss	(55,955)	(46,489)
Accumulated earnings	612,913	590,657
Total shareholders’ equity	660,052	672,273
Total liabilities and shareholders’ equity	$1,225,597	$1,239,300

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenues	$366,195	$332,962	$1,102,143	$861,334
Cost of sales	279,985	252,610	846,815	657,492
Gross margin	86,210	80,352	255,328	203,842
Operating expenses:
Net research and development expenses	23,150	22,666	72,991	62,425
Selling, general and administrative expenses	38,220	34,859	113,680	96,109
Impairment of goodwill	—	—	19,509	—
Restructuring expenses	1,099	6	3,412	561
Total operating expenses	62,469	57,531	209,592	159,095
Operating income	23,741	22,821	45,736	44,747
Interest (expense) income, net	(3,368)	714	(9,444)	(1,285)
Foreign currency gain (loss)	2,107	(8,285)	384	(1,516)
Other income	272	361	1,058	698
Earnings before income tax	22,752	15,611	37,734	42,644
Income tax expense	6,908	5,784	15,478	13,998
Net income	$15,844	$9,827	$22,256	$28,646
Basic earnings per share	$0.48	$0.30	$0.67	$0.87
Diluted earnings per share	$0.48	$0.29	$0.67	$0.86
Weighted average number of shares – basic	32,944	33,162	33,049	33,106
Weighted average number of shares – diluted	33,196	33,470	33,311	33,460

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$15,844	$9,827	$22,256	$28,646
Other comprehensive loss:
Pension benefit obligations	4	6	12	62
Foreign currency translation adjustments	(16,456)	(28,682)	(11,789)	(60,676)
Unrealized (loss) gain on foreign currency derivative securities, net of tax	(2,090)	1,273	2,311	1,490
Unrealized loss on commodity derivative securities, net of tax	—	—	—	(5)
Other comprehensive loss, net of tax	(18,542)	(27,403)	(9,466)	(59,129)
Comprehensive (loss) income	$(2,698)	$(17,576)	$12,790	$(30,483)

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net income	$22,256	$28,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,531	30,470
Deferred income taxes	(3,017)	(1,207)
Stock based compensation	8,451	3,383
Loss on disposition of property and equipment	873	620
Provisions for inventory	6,597	4,293
Impairment of goodwill	19,509	—
Other	81	881
Changes in assets and liabilities:
Accounts receivable, net	(19,813)	(55,780)
Inventory	3,733	(53,223)
Other assets	(19,218)	(10,868)
Accounts payable	32,158	60,983
Other liabilities	(10,099)	4,759
Net cash provided by operating activities	80,042	12,957
Investing Activities:
Purchases of property and equipment	(26,526)	(25,737)
Proceeds from the sale of property and equipment	72	175
Acquisition of businesses, net of cash acquired	—	(224,097)
Proceeds from deferred purchase price of factored receivables	10,139	2,168
Cost of technology investments	(630)	(350)
Net cash used in investing activities	(16,945)	(247,841)
Financing Activities:
Borrowings on debt	—	207,000
Repayments of debt	(27,166)	(11,559)
Proceeds from the exercise of Common Stock options	263	1,556
Taxes withheld and paid on employees' share-based payment awards	(2,754)	(5,415)
Cash paid for the repurchase of Common Stock	(31,094)	—
Net cash (used in) provided by financing activities	(60,751)	191,582
Foreign currency effect	(1,883)	(8,141)
Net cash increase (decrease) in cash and cash equivalents	463	(51,443)
Cash and cash equivalents at beginning of period	153,891	190,606
Cash and cash equivalents at end of period	$154,354	$139,163
Supplemental disclosure of cash flow information:
Cash paid for taxes	$18,893	$13,509
Cash paid for interest	9,737	3,334
Non-Cash Investing Activities:
Period-end balance of accounts payable for property and equipment	$4,501	$2,848
Deferred purchase price of receivables factored in the period	$11,344	$2,801

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2022	33,202	$122,658	$5,447	$(46,489)	$590,657	$672,273
Net income	—	—	—	—	7,963	7,963
Other comprehensive income	—	—	—	10,388	—	10,388
Stock compensation, net	94	(241)	(68)	—	—	(309)
Stock repurchase	(169)	(9,997)	—	—	—	(9,997)
Balance at March 31, 2023	33,127	$112,420	$5,379	$(36,101)	$598,620	$680,318
Net loss	—	—	—	—	(1,551)	(1,551)
Other comprehensive loss	—	—	—	(1,312)	—	(1,312)
Stock compensation, net	28	3,101	—	—	—	3,101
Stock repurchase	(167)	(9,996)	—	—	—	(9,996)
Balance at June 30, 2023	32,988	$105,525	$5,379	$(37,413)	$597,069	$670,560
Net income	—	—	—	—	15,844	15,844
Other comprehensive loss	—	—	—	(18,542)	—	(18,542)
Stock compensation, net	2	3,291	—	—	—	3,291
Stock repurchase	(195)	(11,101)	—	—	—	(11,101)
Balance at September 30, 2023	32,795	$97,715	$5,379	$(55,955)	$612,913	$660,052

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2021	33,008	$118,646	$5,866	$(36,922)	$566,216	$653,806
Net income	—	—	—	—	11,747	11,747
Other comprehensive loss	—	—	—	(8,806)		(8,806)
Stock compensation, net	119	(814)	(146)	—		(960)
Balance at March 31, 2022	33,127	$117,832	$5,720	$(45,728)	$577,963	$655,787
Net income	—	—	—	—	7,072	7,072
Other comprehensive loss	—	—	—	(22,920)	—	(22,920)
Stock compensation, net	6	3,256	—	—	—	3,256
Balance at June 30, 2022	33,133	$121,088	$5,720	$(68,648)	$585,035	$643,195
Net income	—	—	—	—	9,827	9,827
Other comprehensive loss	—	—	—	(27,403)	—	(27,403)
Stock compensation, net	63	(1,287)	(243)	—	—	(1,530)
Balance at September 30, 2022	33,196	$119,801	$5,477	$(96,051)	$594,862	$624,089

See accompanying notes to the consolidated condensed financial statements.

Note 1 – Overview

Gentherm Incorporated, a Michigan corporation, and its consolidated subsidiaries (“Gentherm”, “we”, “us”, “our” or the “Company”) is the global market leader of innovative thermal management and pneumatic comfort technologies for the automotive and medical industries. Automotive products include variable temperature Climate Control Seats, heated automotive interior systems (including heated seats, steering wheels, armrests and other components), battery performance solutions, cable systems, lumbar and massage comfort solutions, valve systems, and other electronic devices. Our automotive products can be found on vehicles manufactured by nearly all the major original equipment manufacturers (“OEMs”) operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Medical products include patient temperature management systems. Our medical products can be found in hospitals throughout the world, primarily in the U.S., China, Germany and Brazil. The Company is also developing a number of new technologies and products that will help enable improvements to existing products, improve health, wellness and patient outcomes and will lead to new product applications for existing and new and adjacent markets.

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

Variable Interest Entities

The Company maintains an ownership interest in a VIE, Carrar Ltd. (“Carrar”). Carrar is a technology developer of advanced thermal management systems for the electric mobility market. The Company determined that Carrar is a VIE; however, the Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of the investment. Therefore, the Company has concluded that it is not the primary beneficiary. Gentherm’s investment in Carrar is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Carrar investment was $5,700 and $5,200 as of September 30, 2023 and December 31, 2022, respectively, and is recorded in Other non-current assets in the consolidated condensed balance sheets.

Revenue Recognition

The Company has no material contract assets or contract liabilities as of September 30, 2023.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $4,136 and $2,239 as of September 30, 2023 and December 31, 2022, respectively. These amounts are recorded in Other non-current assets in the consolidated condensed balance sheets and are being amortized into Product revenues in the consolidated condensed statements of income over the expected production life of the applicable program.

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

The acquisition was accounted for as a business combination. The following table summarizes the final purchase consideration and estimated fair values of assets acquired and liabilities assumed as of the acquisition date:

	Initial Allocation as of August 1, 2022	Measurement Period Adjustments	Final Allocation
Purchase price, cash consideration, net of cash acquired	$164,887	$5,813	$170,700
			—
Accounts receivable	24,988	(121)	24,867
Inventory	36,026	417	36,443
Prepaid expenses and other assets	20,920	(74)	20,846
Operating lease right-of-use assets	4,608	—	4,608
Property and equipment	89,942	1,242	91,184
Other intangible assets	22,668	8,791	31,459
Goodwill	43,678	(9,707)	33,971
Assumed liabilities	(55,994)	975	(55,019)
Deferred tax liabilities	(21,949)	4,290	(17,659)
Net assets acquired	$164,887	$5,813	$170,700

The following table summarizes the final allocation of the purchase consideration to the other intangible assets acquired:

	Final Fair Value	Weighted Average Life (in years)
Definite-lived:
Customer related	$19,812	14
Technology	11,647	9
Total	$31,459

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

The following unaudited pro forma information represents our product revenues as if the acquisition of Alfmeier had occurred as of January 1, 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Product revenues	$352,877	$1,004,974
Net income	9,033	21,330

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

The acquisition was accounted for as a business combination. The following table summarizes the final purchase consideration and estimated fair values of assets acquired and liabilities assumed as of the acquisition date:

	Initial Allocation as of July 13, 2022	Measurement Period Adjustments	Final Allocation
Purchase price, cash consideration, net of cash acquired	$35,048	$—	$35,048
			—
Accounts receivable	746	(124)	622
Inventory	1,942	(177)	1,765
Prepaid expenses and other assets	152	22	174
Operating lease right-of-use assets	841	—	841
Property and equipment	684	—	684
Other intangible assets	19,094	965	20,059
Goodwill	22,995	(3,464)	19,531
Assumed liabilities	(2,799)	(515)	(3,314)
Deferred tax liabilities	(8,607)	3,293	(5,314)
Net assets acquired	$35,048	$—	$35,048

The following table summarizes the final allocation of the purchase consideration to the other intangible assets acquired:

	Final Fair Value	Weighted Average Life (in years)
Definite-lived:
Customer related	$12,837	12
Technology	4,749	12
Indefinite-lived:
Tradenames	2,473	—
Total	$20,059

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

2023 Manufacturing Footprint Rationalization

On September 19, 2023, the Company committed to a restructuring plan (“2023 Plan”) to improve the Company’s manufacturing productivity and rationalize its footprint. Under this 2023 Plan, the Company will relocate certain existing manufacturing and related activities in its Greenville, South Carolina facility to a new facility in Monterrey, Mexico.

The Company expects to incur total costs of between $14,000 and $18,000, of which between $13,000 and $17,000 are expected to be cash expenditures. The total expected costs include employee severance, retention and termination costs of between $2,000 and $4,000, capital expenditures of between $7,000 and $8,000 and non-cash expenses for accelerated depreciation and impairment of fixed assets of approximately $1,000. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $4,000 and $5,000. The actions under this 2023 Plan are expected to be substantially completed by the end of 2025. The actual timing, costs and savings of the 2023 Plan may differ materially from the Company’s current expectations and estimates.

During the three and nine months ended September 30, 2023, the Company did not recognize any material amounts of restructuring expense.

Other Restructuring Activities

The Company has undertaken several discrete restructuring actions. During the three and nine months ended September 30, 2023, the Company recognized $1,099 and $2,642, respectively, for employee separation costs and $0 and $770, respectively, of other costs. During the three and nine months ended September 30, 2022, the Company recognized $0 and $50, respectively, for employee separation costs and $6 and $511, respectively, for other costs. These restructuring expenses were primarily associated with restructuring actions focused on the reduction of global overhead costs.

Restructuring Expenses By Reporting Segment

The following table summarizes restructuring expense for the three and nine months ended September 30, 2023 and 2022 by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Automotive	$852	$6	$2,222	$561
Medical	—	—	—	—
Corporate	247	—	1,190	—
Total	$1,099	$6	$3,412	$561

Restructuring Liability

Restructuring liabilities are classified as other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring liability for the nine months ended September 30, 2023:

	Employee Separation Costs	Other Related Costs	Total
Balance at December 31, 2022	$588	$—	$588
Additions, charged to restructuring expenses	1,206	63	1,269
Cash payments	—	(63)	(63)
Currency translation	16	—	16
Balance at March 31, 2023	$1,810	$—	$1,810
Additions, charged to restructuring expenses	337	707	1,044
Cash payments	(565)	(707)	(1,272)
Currency translation	6	—	6
Balance at June 30, 2023	$1,588	$—	$1,588
Additions, charged to restructuring expenses	1,099	—	1,099
Cash payments	(728)	—	(728)
Currency translation	(21)	—	(21)
Balance at September 30, 2023	$1,938	$—	$1,938

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

During the three and nine months ended September 30, 2023, the Company recorded non-cash impairment charges of $3,426 and $5,489, respectively, for the write down of inventory within the Automotive segment. These charges were recorded in Cost of sales.

The Company is no longer pursuing a sale of the business and intends to wind-down the operations of the business by the end of 2023, subject to discussions with customers and suppliers.

Medical Segment

During the three months ended June 30, 2023, the Company determined that there were impairment indicators for its Medical reporting unit and conducted an impairment analysis, following which the Company concluded that $19,509 of goodwill was impaired. Such non-cash impairment charge was recorded in Impairment of goodwill. See Note 5 for additional information about the goodwill impairment analysis.

Note 4 – Details of Certain Balance Sheet Components

	September 30, 2023	December 31, 2022
Other current assets:
Billable tooling	$13,748	$15,267
Income tax and other tax receivable	14,042	15,041
Notes receivable	16,766	12,127
Short-term derivative financial instruments	10,213	6,564
Prepaid expenses	9,503	6,239
Receivables due from factor	6,688	5,490
Other	5,691	3,869
Total other current assets	$76,651	$64,597
Other current liabilities:
Accrued employee liabilities	$39,363	$32,031
Liabilities from discounts and rebates	24,790	26,640
Income tax and other taxes payable	11,385	14,459
Accrued warranty	3,206	2,380
Restructuring	1,938	588
Other	9,517	17,716
Total other current liabilities	$90,199	$93,814

Note 5 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2023 was as follows:

	Automotive	Medical	Total
Balance as of December 31, 2022	$73,069	$46,705	$119,774
Impairment of goodwill	—	(19,509)	(19,509)
Currency translation and other	768	(400)	368
Balance as of September 30, 2023	$73,837	$26,796	$100,633

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$110,845	$(69,163)	$41,682	$112,286	$(65,748)	$46,538
Technology	44,042	(27,443)	16,599	44,745	(25,709)	19,036
Product development costs	18,389	(18,224)	165	18,774	(18,456)	318
Software development	1,007	—	1,007	1,007	—	1,007
Indefinite-lived:
Tradenames	6,974	—	6,974	7,034	—	7,034
Total	$181,257	$(114,830)	$66,427	$183,846	$(109,913)	$73,933

As of December 31, 2022, the estimated fair value of the Medical reporting unit exceeded its carrying value by less than 10%. During the second quarter of 2023, the Company’s Medical reporting unit did not perform in-line with forecasted results primarily driven by slower than anticipated revenue growth. As a result, an indicator of impairment was identified and the Company performed an interim quantitative assessment as of June 30, 2023. The results of this quantitative analysis indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit, and accordingly an impairment expense was recorded for $19,509.

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

Note 6 – Debt

The following table summarizes the Company’s debt as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
Revolving Credit Facility (U.S. Dollar denominations)	6.79%	$207,000	5.80%	$232,000
Other loans	3.90%	247	3.89% - 5.21%	2,011
Finance leases	3.54%	675	3.57%	1,085
Total debt		207,922		235,096
Current maturities		(620)		(2,443)
Long-term debt, less current maturities		$207,302		$232,653

Credit Agreement

On June 10, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A., as administrative agent (the “Agent”).

The Second Amended and Restated Credit Agreement provides for a $500,000 secured revolving credit facility (the “Revolving Credit Facility”), with a $50,000 sublimit for swing line loans and a $15,000 sublimit for the issuance of standby letters of credit. Any amount of the facility utilized for swing line loans or letters of credit outstanding will reduce the amount available under the Second Amended and Restated Credit Agreement. The Company had no outstanding letters of credit issued as of September 30, 2023 and December 31, 2022.

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

The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Second Amended and Restated Credit Agreement also contains customary events of default. As of September 30, 2023, the Company was in compliance with the terms of the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement additionally contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the Revolving Credit Facility may be accelerated and may become immediately due and payable.

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

Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and the maximum Consolidated Net Leverage Ratio as of the end of any fiscal quarter. Based upon consolidated EBITDA for the trailing four fiscal quarters calculated for purposes of the Consolidated Net Leverage Ratio, $293,000 remained available as of September 30, 2023 for additional borrowings under the Second Amended and Restated Credit Agreement subject to specified conditions that Gentherm currently satisfies.

In connection with the Second Amended and Restated Credit Agreement, the Company incurred debt issuance costs of $1,417, which have been capitalized and are being amortized into Interest expense, net over the term of the credit facility.

The scheduled principal maturities of our debt as of September 30, 2023 were as follows:

	U.S. Revolving Note	Other Debt	Total
2023	$—	$345	$345
2024	—	365	365
2025	—	146	146
2026	—	66	66
2027	207,000	—	207,000
2028	—	—	—
Total	$207,000	$922	$207,922

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

The following is a reconciliation of the changes in accrued warranty costs:

	Nine Months Ended September 30,
	2023	2022
Balance at the beginning of the period	$2,380	$1,916
Warranty opening balance from acquired entities	—	907
Warranty claims paid	(1,979)	(890)
Warranty expense for products shipped during the current period	3,311	1,963
Adjustments to warranty estimates from prior periods	(434)	(200)
Adjustments due to currency translation	(72)	(106)
Balance at the end of the period	$3,206	$3,590

Other matters

Purchase commitments for materials, supplies, services and capital expenditures, as part of the normal course of business, are generally consistent from year to year. In addition, due to supply shortages of semiconductors, the Company has entered into agreements with various suppliers to reserve the right to purchase certain semiconductor chips over rolling periods of 12-24 months, with volume commitments determined based on our anticipated production requirements. As of September 30, 2023, the Company’s total commitments for these semiconductor chip agreements was $25,603. Such agreements provide the Company with priority access to semiconductor chips as they become available, however, these agreements do not guarantee that our suppliers will meet the timing and quantities requested by Gentherm. All other purchase commitments as of September 30, 2023 were immaterial.

Note 8 – Earnings Per Share

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

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$15,844	$9,827	$22,256	$28,646

Basic weighted average shares of Common Stock outstanding	32,944,386	33,162,181	33,049,097	33,105,854
Dilutive effect of stock options, restricted stock awards and restricted stock units	251,614	308,258	261,504	353,896
Diluted weighted average shares of Common Stock outstanding	33,196,000	33,470,439	33,310,601	33,459,750

Basic earnings per share	$0.48	$0.30	$0.67	$0.87
Diluted earnings per share	$0.48	$0.29	$0.67	$0.86

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

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to Accumulated other comprehensive loss in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in Accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The Company records the ineffective portion of designated foreign currency and copper commodity hedging instruments, if any, to Cost of sales in the consolidated condensed statements of income. Cash flows associated with derivatives are reported in Net cash provided by operating activities in the consolidated condensed statements of cash flows.

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

Information related to the recurring fair value measurement of derivative instruments in our consolidated condensed balance sheet as of September 30, 2023 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$103,771	Other current assets	$6,706	Other current liabilities	$—	$6,706
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Level 2	$100,000	Other current assets	$3,506	Other current liabilities	$—	$3,506

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

Information relating to the effect of derivative instruments on our consolidated condensed statements of income and the consolidated condensed statements of comprehensive income is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location (Income/(Loss))	2023	2022	2023	2022
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Cost of sales – income	$2,771	$321	$5,814	$807
	Other comprehensive income (loss)	(2,673)	1,627	2,915	1,921
Total foreign currency derivatives		$98	$1,948	$8,729	$2,728

Commodity derivatives	Cost of sales – income	$—	$—	$—	$19
	Other comprehensive loss	—	—	—	(6)
Total commodity derivatives		$—	$—	$—	$13

Derivatives Not Designated as Hedging Instruments
Foreign currency derivatives	Foreign currency gain	$—	$(4,288)	$—	$(3,806)
Total foreign currency derivatives		$—	$(4,288)	$—	$(3,806)

Interest rate contracts	Interest expense, net	$62	$3,191	$734	$2,498
Total interest rate derivatives		$62	$3,191	$734	$2,498

The Company did not incur any hedge ineffectiveness during the three and nine months ended September 30, 2023 and 2022.

Accounts Receivable Factoring

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. The sale of receivables under these agreements is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and excluded from accounts receivable in the consolidated condensed balance sheets. These factoring arrangements include a deferred purchase price component in which a portion of the purchase price for the receivable is paid by the financial institution in cash upon sale and the remaining portion is recorded as a deferred purchase price receivable and paid at a later date. Deferred purchase price receivables are recorded in Other current assets within the consolidated condensed balance sheets. Cash proceeds received upon the sale of the receivables are included in Net cash provided by operating activities and the cash proceeds received on the deferred purchase price receivables are included in Net cash used in investing activities. All factoring arrangements incorporate customary representations, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes.

Receivables factored and availability under receivables factoring agreements balances as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Receivables factored and outstanding	$22,372	$19,108
Amount available under the credit limit	1,169	5,034
Collective factoring limit	$23,541	$24,142

Trade receivables sold and factoring fees incurred during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022(a)	2023	2022(a)
Trade receivables sold	$35,115	$23,706	$111,915	$23,706
Factoring fees incurred	221	64	588	64
(a)
Represents trade receivables sold and factoring fees incurred since the acquisition of Alfmeier (acquired on August 1, 2022).

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative instruments (see Note 9) and pension plan assets, the Company had no material financial assets and liabilities that were carried at fair value at September 30, 2023 and December 31, 2022. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. The Company utilized a third-party to assist in the Level 3 fair value estimates of other intangible assets for acquisitions (see Note 2) and goodwill of the Medical reporting unit (see Note 5). The estimated fair values of these assets were based on third-party valuations and management’s estimates, generally utilizing income and market approaches. As of September 30, 2023, and December 31, 2022, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of September 30, 2023, and December 31, 2022, the carrying values of the indebtedness under the Company’s Second Amended and Restated Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).

Note 11 – Equity

In December 2020, the Board of Directors of Gentherm Incorporated (“Board of Directors”) authorized a stock repurchase program (the “2020 Stock Repurchase Program”). Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150,000 of its issued and outstanding common stock over a three-year period, expiring December 15, 2023.

Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. During the three and nine months ended September 30, 2023, the Company repurchased $11,101 and $31,094, respectively, of shares under the 2020 Stock Repurchase Program with an average price paid per share of $56.91 and $58.54, respectively. The 2020 Stock Repurchase Program had $98,906 of repurchase authorization remaining as of September 30, 2023.

Note 12 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting Accumulated other comprehensive loss during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at June 30, 2023	$(1,059)	$(43,602)	$7,248		$—		$(37,413)
Other comprehensive (loss) income before reclassifications	—	(16,321)	98		—		(16,223)
Income tax effect of other comprehensive (loss) income before reclassifications	—	(135)	(21)		—		(156)
Amounts reclassified from accumulated other comprehensive loss into net income	5	—	(2,771)	[a]	—	[a]	(2,766)
Income taxes reclassified into net income	(1)	—	604		—		603
Net current period other comprehensive income (loss)	4	(16,456)	(2,090)		—		(18,542)
Balance at September 30, 2023	$(1,055)	$(60,058)	$5,158		$—		$(55,955)
(a)
The amounts reclassified from Accumulated other comprehensive loss were included in Cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at June 30, 2022	$(2,837)	$(66,182)	$371		$—		$(68,648)
Other comprehensive (loss) income before reclassifications	—	(28,411)	1,948		—		(26,463)
Income tax effect of other comprehensive (loss) income before reclassifications	—	(271)	(423)		—		(694)
Amounts reclassified from accumulated other comprehensive loss into net income	6	—	(321)	[a]	—	[a]	(315)
Income taxes reclassified into net income	—	—	69		—		69
Net current period other comprehensive income (loss)	6	(28,682)	1,273		—		(27,403)
Balance at September 30, 2022	$(2,831)	$(94,864)	$1,644		$—		$(96,051)
(a)
The amounts reclassified from Accumulated other comprehensive loss were included in Cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at December 31, 2022	$(1,067)	$(48,269)	$2,847		$—		$(46,489)
Other comprehensive (loss) income before reclassifications	—	(11,741)	8,729		—		(3,012)
Income tax effect of other comprehensive (loss) income before reclassifications	—	(48)	(1,901)		—		(1,949)
Amounts reclassified from accumulated other comprehensive loss into net income	17	—	(5,814)	[a]	—	[a]	(5,797)
Income taxes reclassified into net income	(5)	—	1,297		—		1,292
Net current period other comprehensive income (loss)	12	(11,789)	2,311		—		(9,466)
Balance at September 30, 2023	$(1,055)	$(60,058)	$5,158		$—		$(55,955)
(a)
The amounts reclassified from Accumulated other comprehensive loss were included in Cost of sales.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Commodity Hedge Derivatives		Total
Balance at December 31, 2021	$(2,893)	$(34,188)	$154		$5		$(36,922)
Other comprehensive (loss) income before reclassifications	—	(60,023)	2,728		13		(57,282)
Income tax effect of other comprehensive (loss) income before reclassifications	—	(653)	(606)		(3)		(1,262)
Amounts reclassified from accumulated other comprehensive loss into net income	76	—	(807)	[a]	(19)	[a]	(750)
Income taxes reclassified into net income	(14)	—	175		4		165
Net current period other comprehensive income (loss)	62	(60,676)	1,490		(5)		(59,129)
Balance at September 30, 2022	$(2,831)	$(94,864)	$1,644		$—		$(96,051)
(a)
The amounts reclassified from Accumulated other comprehensive loss were included in Cost of sales.

The Company expects that substantially all of the existing gains and losses related to foreign currency derivatives reported in Accumulated other comprehensive loss as of September 30, 2023 to be reclassified into earnings during the next twelve months. See Note 9 for additional information about derivative financial instruments and the effects from reclassification to Net income.

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2023 and 2022, is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax expense	$6,908	$5,784	$15,478	$13,998
Earnings before income tax	$22,752	$15,611	$37,734	$42,644
Effective tax rate	30.4%	37.1%	41.0%	32.8%

Income tax expense was $6,908 for the three months ended September 30, 2023 on earnings before income tax of $22,752, representing an effective tax rate of 30.4%.The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate and the unfavorable impact of the global intangible low-tax income (“GILTI”), partially offset by the impact of the release of accruals for uncertain tax positions.

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

Income tax expense was $15,478 for the nine months ended September 30, 2023 on earnings before income tax of $37,734, representing an effective tax rate of 41.0%. The pre-tax earnings included the effect of an impairment loss of $19,509 with a tax benefit of $2,255. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate and the unfavorable impact of the GILTI, partially offset by the impact of research and development credits in various jurisdictions, certain favorable tax effects of equity vesting and the release of accruals for uncertain tax positions.

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

The tables below present segment information about the reported Product revenues, Depreciation and amortization and Operating income (loss) of the Company for the three and nine months ended September 30, 2023 and 2022.

Three Months Ended September 30,	Automotive	Medical	Corporate	Total
2023
Product revenues	$354,782	$11,413	$—	$366,195
Depreciation and amortization	11,399	882	173	$12,454
Operating income (loss)	41,690	(805)	(17,144)	$23,741
2022
Product revenues	$322,555	$10,407	$—	$332,962
Depreciation and amortization	10,499	1,035	302	$11,836
Operating income (loss)	43,067	(2,232)	(18,014)	$22,821

Nine Months Ended September 30,	Automotive	Medical	Corporate	Total
2023
Product revenues	$1,069,007	$33,136	$—	$1,102,143
Depreciation and amortization	34,910	2,756	865	$38,531
Operating income (loss)	126,630	(21,838)	(59,056)	$45,736
2022
Product revenues	$829,570	$31,764	$—	$861,334
Depreciation and amortization	27,333	2,224	913	$30,470
Operating income (loss)	98,367	(3,264)	(50,356)	$44,747

Automotive and Medical segment Product revenues by product category for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Climate Control Seat	$124,905	$112,059	$360,868	$311,281
Seat Heaters	77,238	75,568	231,132	210,367
Steering Wheel Heaters	39,861	31,482	115,166	89,169
Lumbar and Massage Comfort Solutions (a)	33,260	22,740	109,602	22,740
Valve Systems (a)	27,830	18,542	82,516	18,542
Automotive Cables	19,668	18,338	60,131	59,662
Battery Performance Solutions	17,242	20,331	57,138	55,395
Electronics	10,163	12,083	30,456	33,190
Other Automotive	4,615	11,412	21,998	29,224
Subtotal Automotive segment	354,782	322,555	1,069,007	829,570
Medical segment (b)	11,413	10,407	33,136	31,764
Total Company	$366,195	$332,962	$1,102,143	$861,334
(a)
Represents Product revenues from Alfmeier (acquired on August 1, 2022) - (see Note 2)

(b)
Includes Product revenues of $1,988 and $4,939 for the three and nine months ended September 30, 2023, respectively, and $1,234 for the three and nine months ended September 30, 2022 from Dacheng (acquired on July 13, 2022) - (see Note 2)

Total Product revenues information by geographic area for the three and nine months ended September 30, 2023 and 2022 is as follows (based on shipment destination):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$134,588	$131,021	$414,359	$337,759
China	61,004	57,439	161,530	127,183
South Korea	27,369	22,751	86,102	67,632
Germany	24,456	19,454	77,007	54,805
Czech Republic	16,684	13,247	51,706	35,630
Japan	16,906	17,603	44,995	42,305
Romania	13,828	11,592	39,797	35,866
Slovakia	10,946	8,109	35,254	25,755
Mexico	15,251	7,062	34,701	16,171
Finland	8,286	9,757	29,558	26,244
Other	36,877	34,927	127,134	91,984
Total Non-U.S.	231,607	201,941	687,784	523,575
Total Company	$366,195	$332,962	$1,102,143	$861,334

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as: the expected light vehicle production in the Company’s key markets; the integration of acquisitions; the impact of macroeconomic and geopolitical conditions; the potential impact of ongoing and future labor strikes among certain original equipment manufacturers (“OEMs”) and suppliers; the components of and our ability to execute our updated strategic plan; long-term consumer and technological trends in the Automotive industry and our related market opportunity for our existing and new products and technologies; the competitive landscape; the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs; and our ability to finance sufficient working capital. Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. The forward-looking statements included in this Report are made as of the date hereof or as of the date specified herein and are based on management’s reasonable expectations and beliefs. In making these statements we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we consider appropriate under the circumstances. Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent reports filed with or furnished to the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements. In addition, with reasonable frequency, we have entered into business combinations, acquisitions, divestitures, strategic investments and other significant transactions. Such forward-looking statements do not include the potential impact of any such transactions that may be completed after the date hereof, each of which may present material risks to the Company’s future business and financial results. Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated condensed financial statements and related notes thereto included elsewhere in this Report and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

Gentherm Incorporated is the global market leader of innovative thermal management and pneumatic comfort technologies for the automotive and medical industries. Automotive products include variable temperature Climate Control Seats, heated automotive interior systems (including heated seats, steering wheels, armrests and other components), battery performance solutions, cable systems, lumbar and massage comfort solutions, valve systems, and other electronic devices. Our automotive products can be found on vehicles manufactured by nearly all the major OEMs operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Medical products include patient temperature management systems. Our medical products can be found in hospitals throughout the world, primarily in the U.S., China, Germany and Brazil. The Company is also developing a number of new technologies and products that will help enable improvements to existing products, improve health, wellness and patient outcomes and will lead to new product applications for existing and new and adjacent markets.

Our Automotive sales are driven by the number of vehicles produced by the OEMs, which is ultimately dependent on consumer demand for automotive vehicles, our product content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. Historically, new vehicle demand and product content (i.e. vehicle features) have been driven by macroeconomic and other factors, such as interest rates, automotive manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives. Vehicle content has also been driven by trends in consumer preferences, such as preferences for smart devices and features, personalized user experience, and comfort, health and wellness. Economic volatility or weakness in North America, Europe or Asia, as well as global geopolitical factors, have had and could result in a significant reduction in automotive sales and production by our customers, which have had and would have an adverse effect on our business, results of operations and financial condition. We believe our diversified OEM customer base and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns in the ordinary course. However, shifts in the mix of global automotive production to higher cost regions or to vehicles that contain less of our product content as well as continuing production challenges and inflationary pressures could adversely impact our profitability. In addition, we may be adversely impacted by volatility or weakness in markets for hybrid or electric vehicles specifically. We believe our products offer certain advantages for hybrid and electric vehicles, including improved energy efficiency, and position us well to withstand changes in the volume mix between vehicles driven by internal combustion engines and hybrid and other electric vehicles. We believe our industry is increasingly progressing towards a focus on human comfort and health, which is evidenced by increasing adoption rates for comfort products. We believe that products we are developing, such as ClimateSense® and our acquisition of Alfmeier’s pneumatic comfort solutions, position us well to address trends in consumer preferences such as personalized user experience, comfort, health and wellness.

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

Beginning in the third quarter of 2023 and continuing into the fourth quarter, several North American OEMs have experienced union-led labor strikes at certain of their facilities. As the automotive industry relies heavily on “just-in-time” delivery of components, these strikes have led to labor shortages, work stoppages and other related disruptions, which have limited and continue to limit purchases of our products. During the three and nine months ended September 30, 2023, we experienced an insignificant impact on product revenues resulting from the labor strikes. We estimate that if the current strike actions known as of October 25, 2023, were to continue to be idled through the end of November, it would result in approximately $15 million to $20 million of revenue loss for Gentherm in the fourth quarter of 2023. On October 25, 2023, it was announced that a tentative agreement was reached between union leaders and Ford. Ford represents approximately 25-30% of the impact of the estimated Gentherm revenue loss in the fourth quarter. If the labor strikes are prolonged or expanded, they would have further adverse effects on our business and financial results, and may result in the temporary shutdown of the related Gentherm production facilities.”

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework. The effective dates for different aspects of the directive are January 1, 2024, and January 1, 2025. The Company will continue to evaluate the potential impact on future periods of these tax regulations.

Fit-for-Growth 2.0

During the first half of 2023, we launched Fit-for-Growth 2.0 to execute our long-term strategy that includes a profitability improvement initiative with a plan to achieve high teens Adjusted EBITDA margin rate by 2026. Fit-for-Growth 2.0 is expected to deliver cost reductions through manufacturing productivity, manufacturing footprint optimization, value engineering, sourcing excellence and cost synergies from the Alfmeier acquisition. Additionally, the program is intended to drive operating expense efficiency to leverage scale as we continue our growth path towards our target of over $2 billion dollars by 2026.

Acquisitions

On July 13, 2022, the Company completed the acquisition of Jiangmen Dacheng Medical Equipment Co. Ltd (“Dacheng”) and its wholly owned subsidiary, IOB Medical, Inc. Dacheng is a manufacturer of medical materials and medical equipment, including patient temperature management solutions, for numerous local and international customers. The acquisition provided Gentherm

Medical a local presence in China’s high-growth market for patient warming devices and other medical device products, and expanded overall manufacturing capacity to include a low-cost manufacturing site. The total consideration transferred was $35.0 million.

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

During the three and nine months ended September 30, 2023, the Company recorded non-cash impairment charges of $3.4 million and $5.5 million for the write down of inventory within the Automotive segment. This charge is recorded in Cost of sales.

The Company is no longer pursuing a sale of the business and intends to wind-down the operations of the business by the end of 2023, subject to discussions with customers and suppliers.

Impairments - Medical Segment

As of December 31, 2022, the estimated fair value of the Medical reporting unit exceeded its carrying value by less than 10%. During the second quarter of 2023, the Company’s Medical reporting unit did not perform in-line with forecasted results primarily driven by slower than anticipated revenue growth. As a result, an indicator of impairment was identified and the Company performed an interim quantitative assessment as of June 30, 2023. The results of this quantitative analysis indicated the carrying value of the reporting unit exceeded the fair value, and accordingly an impairment expense was recorded for $19.5 million.

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

2023 Manufacturing Footprint Rationalization

On September 19, 2023, the Company committed to a restructuring plan (“2023 Plan”) to improve the Company’s manufacturing productivity and rationalize its footprint. Under this 2023 Plan, the Company will relocate certain existing manufacturing and related activities in its Greenville, South Carolina facility to a new facility in Monterrey, Mexico.

The Company expects to incur total costs of between $14 million and $18 million, of which between $13 million and $17 million are expected to be cash expenditures. The actions under the Plan are expected to be substantially completed by the end of 2025 and generate annual benefits of between $5 million and $6 million. The actual timing, costs and savings of the Plan may differ materially from the Company’s current expectations and estimates.

See Note 3, “Restructuring and Impairments” to the consolidated condensed financial statements included in this Report for additional information.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm S&P Global Mobility (October 2023 release), global light vehicle production in the three and nine months ended September 30, 2023 in the Company’s key markets of North America, Europe, China, Japan and Korea, as compared to the three and nine months ended September 30, 2022, are shown below (in millions of units):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
North America	4.0	3.6	9.3%	12.0	10.7	11.3%
Europe	3.9	3.6	6.3%	13.1	11.5	14.0%
Greater China	7.4	7.4	(0.3)%	20.0	19.1	4.8%
Japan / South Korea	3.1	2.8	8.8%	9.4	8.0	16.8%
Total light vehicle production volume in key markets	18.3	17.5	4.6%	54.5	49.4	10.3%

The S&P Global Mobility (October 2023 release) forecasted light vehicle production volume in the Company’s key markets for full year 2023 to increase to 73.5 million units, an 8.6% increase from full year 2022 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts may be significantly different from period to period due to changes in macroeconomic and geopolitical conditions or matters specific to the automotive industry. Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of S&P Global Mobility or other third-party sources.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the third quarter of 2023, we secured new automotive business awards totaling $520 million, bringing the year-to-date total as of September 30, 2023 to $1.7 billion. Also, through the date of this filing we have reached a year-to-date total of $2 billion. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that new business awards are an indicator of future revenue. New business awards are not projections of revenue or future business as of September 30, 2023, the date of this Report or any other date. Customer projections regularly change over time and we do not update our calculation of any new business award after the date initially communicated. Automotive new business awards in the third quarter 2023 also do not reflect, in particular, the impact of macroeconomic and geopolitical challenges or the labor strikes on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements” above.

Stock Repurchase Program

In December 2020, the Board of Directors authorized a stock repurchase program (the “2020 Stock Repurchase Program”). Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023. Repurchases under the 2020 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. During the three and nine months ended September 30, 2023, the Company repurchased $11.1 million and $31.1 million, respectively, of shares under the 2020 Stock Repurchase Program with an average price paid per share of $56.91 and $58.54, respectively. The 2020 Stock Repurchase Program had $98.9 million repurchase authorization remaining as of September 30, 2023.

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

Consolidated Results of Operations

The results of operations for the three and nine months ended September 30, 2023 and 2022, in thousands, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Favorable / (Unfavorable)	2023	2022	Favorable / (Unfavorable)
Product revenues	$366,195	$332,962	$33,233	$1,102,143	$861,334	$240,809
Cost of sales	279,985	252,610	(27,375)	846,815	657,492	(189,323)
Gross margin	86,210	80,352	5,858	255,328	203,842	51,486
Operating expenses:
Net research and development expenses	23,150	22,666	(484)	72,991	62,425	(10,566)
Selling, general and administrative expenses	38,220	34,859	(3,361)	113,680	96,109	(17,571)
Impairment of goodwill	—	—	—	19,509	—	(19,509)
Restructuring expenses	1,099	6	(1,093)	3,412	561	(2,851)
Total operating expenses	62,469	57,531	(4,938)	209,592	159,095	(50,497)
Operating income	23,741	22,821	920	45,736	44,747	989
Interest (expense) income, net	(3,368)	714	(4,082)	(9,444)	(1,285)	(8,159)
Foreign currency gain (loss)	2,107	(8,285)	10,392	384	(1,516)	1,900
Other income	272	361	(89)	1,058	698	360
Earnings before income tax	22,752	15,611	7,141	37,734	42,644	(4,910)
Income tax expense	6,908	5,784	(1,124)	15,478	13,998	(1,480)
Net income	$15,844	$9,827	$6,017	$22,256	$28,646	$(6,390)

Product revenues by product category, in thousands, for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Climate Control Seat	$124,905	$112,059	$12,846	11.5%	$360,868	$311,281	$49,587	15.9%
Seat Heaters	77,238	75,568	1,670	2.2%	231,132	210,367	20,765	9.9%
Steering Wheel Heaters	39,861	31,482	8,379	26.6%	115,166	89,169	25,997	29.2%
Lumbar and Massage Comfort Solutions	33,260	22,740	10,520	46.3%	109,602	22,740	86,862	382.0%
Valve Systems	27,830	18,542	9,288	50.1%	82,516	18,542	63,974	345.0%
Automotive Cables	19,668	18,338	1,330	7.3%	60,131	59,662	469	0.8%
Battery Performance Solutions	17,242	20,331	(3,089)	(15.2)%	57,138	55,395	1,743	3.1%
Electronics	10,163	12,083	(1,920)	(15.9)%	30,456	33,190	(2,734)	(8.2)%
Other Automotive	4,615	11,412	(6,797)	(59.6)%	21,998	29,224	(7,226)	(24.7)%
Subtotal Automotive segment	354,782	322,555	32,227	10.0%	1,069,007	829,570	239,437	28.9%
Medical segment	11,413	10,407	1,006	9.7%	33,136	31,764	1,372	4.3%
Total Company	$366,195	$332,962	$33,233	10.0%	$1,102,143	$861,334	$240,809	28.0%

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Variance Due To:
	2023	2022	Favorable / (Unfavorable)	Automotive Volume	FX	Acquisitions	Pricing / Other	Total
Product revenues	$366,195	$332,962	$33,233	$19,621	$4,825	$18,866	$(10,079)	$33,233

Product revenues for the three months ended September 30, 2023 increased 10.0% as compared to the three months ended September 30, 2022. The increase in product revenues is due to favorable volumes in several product lines within the Automotive segment, favorable foreign currency impacts primarily attributable to the Euro and the Korean Won, and the inclusion of sales from Alfmeier and Dacheng since the acquisitions, partially offset by unfavorable pricing, other, and unfavorable foreign currency impacts primarily attributable to the Chinese Renminbi.

Below is a summary of our product revenues, in thousands, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,			Variance Due To:
	2023	2022	Favorable / (Unfavorable)	Automotive Volume	FX	Acquisitions	Pricing / Other	Total
Product revenues	$1,102,143	$861,334	$240,809	$105,363	$(4,962)	$152,844	$(12,436)	$240,809

Product revenues for the nine months ended September 30, 2023 increased 28.0% as compared to the nine months ended September 30, 2022. The increase in product revenues is due to favorable volumes in several product lines within the Automotive segment, favorable foreign currency impacts primarily attributable to the Euro, and the inclusion of sales from Alfmeier and Dacheng since the acquisitions, partially offset by lower cost recoveries from customers and unfavorable foreign currency impacts primarily attributable to the Chinese Renminbi, the Korean Won, and the Japanese Yen.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Variance Due To:
	2023	2022	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Acquisitions and Other	Total
Cost of sales	$279,985	$252,610	$(27,375)	$(11,981)	$14,320	$(6,508)	$(23,206)	$(27,375)
Gross margin	$86,210	$80,352	$5,858	$7,640	$10,218	$(1,683)	$(10,317)	$5,858
Gross margin - Percentage of product revenues	23.5%	24.1%

Cost of sales for the three months ended September 30, 2023 increased 10.8% as compared to the three months ended September 30, 2022. The increase in cost of sales is primarily due to increased volumes in our Automotive segment, inflation associated with wages, a non-automotive electronics inventory charge related to the exit of the business, the full inclusion of expenses from the acquired businesses and unfavorable foreign currency impacts primarily attributable to the Euro and the Mexican Peso. These increases were partially offset by lower freight, duties, and material costs, and favorable foreign currency impacts primarily attributable to the Chinese Renminbi.

Below is a summary of our cost of sales and gross margin, in thousands, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,			Variance Due To:
	2023	2022	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Acquisitions and Other	Total
Cost of sales	$846,815	$657,492	$(189,323)	$(63,515)	$28,417	$(2,972)	$(151,253)	$(189,323)
Gross margin	$255,328	$203,842	$51,486	$41,848	$18,499	$(7,934)	$(927)	$51,486
Gross margin - Percentage of product revenues	23.2%	23.7%

Cost of sales for the nine months ended September 30, 2023 increased 28.8% as compared to the nine months ended September 30, 2022. The increase in cost of sales is primarily due to increased volumes in our Automotive segment, inflation associated with wages and material costs, non-automotive electronics inventory charges related to the exit of the business, the full inclusion of expenses from the acquired businesses and unfavorable foreign currency impacts primarily attributable to the Mexican Peso and the Euro. These increases were partially offset by lower freight and duties costs, and favorable foreign currency impacts primarily attributable to the Chinese Renminbi and the Ukranian Hryvnia.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Favorable / (Unfavorable)
Research and development expenses	$32,298	$26,841	$(5,457)
Reimbursed research and development expenses	(9,148)	(4,175)	4,973
Net research and development expenses	$23,150	$22,666	$(484)
Percentage of product revenues	6.3%	6.8%

Net research and development expenses for the three months ended September 30, 2023 increased 2.1% as compared to the three months ended September 30, 2022. The increase in net research and development expenses is primarily related to the full inclusion of net expenses from Alfmeier, partially offset by higher customer reimbursements, excluding those from Alfmeier.

Below is a summary of our net research and development expenses, in thousands, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Favorable / (Unfavorable)
Research and development expenses	$94,784	$75,077	$(19,707)
Reimbursed research and development expenses	(21,793)	(12,652)	9,141
Net research and development expenses	$72,991	$62,425	$(10,566)
Percentage of product revenues	6.6%	7.2%

Net research and development expenses for the nine months ended September 30, 2023 increased 16.9% as compared to the nine months ended September 30, 2022. The increase in net research and development expenses is primarily related to the full inclusion of net expenses from Alfmeier, increased investments to support new program wins, and lower customer reimbursements, excluding those from Alfmeier.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Favorable / (Unfavorable)
Selling, general and administrative expenses	$38,220	$34,859	$(3,361)
Percentage of product revenues	10.4%	10.5%

Selling, general and administrative expenses for the three months ended September 30, 2023 increased 9.6% as compared to the three months ended September 30, 2022. The increase in selling, general and administrative expenses is primarily related to the full inclusion of expenses from acquired businesses and higher compensation expenses, partially offset by lower acquisition costs.

Below is a summary of our selling, general and administrative expenses, in thousands, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Favorable / (Unfavorable)
Selling, general and administrative expenses	$113,680	$96,109	$(17,571)
Percentage of product revenues	10.3%	11.2%

Selling, general and administrative expenses for the nine months ended September 30, 2023 increased 18.3% as compared to the nine months ended September 30, 2022. The increase in selling, general and administrative expenses is primarily related to the full inclusion of expenses from acquired businesses and higher compensation expenses, partially offset by lower acquisition costs.

Impairment of Goodwill

There was no impairment of goodwill for the three months ended September 30, 2023 and 2022.

Below is a summary of our impairment of goodwill, in thousands, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Favorable / (Unfavorable)
Impairment of goodwill	$19,509	$—	$(19,509)

Impairment of goodwill for the nine months ended September 30, 2023 related to the recorded Medical reporting unit goodwill impairment.

Restructuring Expenses

Below is a summary of our restructuring expenses, in thousands, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Favorable / (Unfavorable)
Restructuring expenses	$1,099	$6	$(1,093)

During the three months ended September 30, 2023, the Company recognized expenses of $1.1 million for employee separation costs and $0 million for other costs. These restructuring expenses primarily relate to discrete restructuring actions focused on the reduction of global overhead expenses.

During the three months ended September 30, 2022, the Company recognized expenses of less than $0.1 million for other costs.

Below is a summary of our restructuring expenses, in thousands, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Favorable / (Unfavorable)
Restructuring expenses	$3,412	$561	$(2,851)

During the nine months ended September 30, 2023, the Company recognized expenses of $2.6 million for employee separation costs and $0.8 million for other costs. These restructuring expenses primarily relate to discrete restructuring actions focused on the reduction of global overhead expenses.

During the nine months ended September 30, 2022, the Company recognized expenses of less than $0.1 million for employee separation costs and $0.5 million for other costs.

Interest (Expense) Income, net

Below is a summary of our interest (expense) income, net, in thousands, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Favorable / (Unfavorable)
Interest (expense) income, net	$(3,368)	$714	$(4,082)

Interest expense, net for the three months ended September 30, 2023 increased 571.7% as compared to the three months ended September 30, 2022. The increase is primarily related to less benefit from the change in fair value of the interest rate swap derivative and higher interest rates on the revolving credit agreement, partially offset by decreased interest from a lower balance on the revolving credit agreement during the three months ended September 30, 2023.

Below is a summary of our interest expense, net, in thousands, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Favorable / (Unfavorable)
Interest expense, net	$(9,444)	$(1,285)	$(8,159)

Interest expense, net for the nine months ended September 30, 2023 increased 634.9% as compared to the nine months ended September 30, 2022. The increase is primarily related to less benefit from the change in fair value of the interest rate swap derivative and higher interest rates on the revolving credit agreement, partially offset by decreased interest from a lower balance on the revolving credit agreement during the nine months ended September 30, 2023. See Note 6, "Debt," to the consolidated condensed financial statements included in this Report for additional information.

Foreign Currency Gain (Loss)

Below is a summary of our foreign currency gain (loss), in thousands, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Favorable / (Unfavorable)
Foreign currency gain (loss)	$2,107	$(8,285)	$10,392

Foreign currency gain for the three months ended September 30, 2023 included net realized foreign currency gain of $1.2 million and net unrealized foreign currency gain of $0.9 million.

Foreign currency loss for the three months ended September 30, 2022 primarily included net realized foreign currency loss of $3.0 million and net unrealized foreign currency loss of $5.3 million.

Below is a summary of our foreign currency gain (loss), in thousands, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Favorable / (Unfavorable)
Foreign currency gain (loss)	$384	$(1,516)	$1,900

Foreign currency gain for the nine months ended September 30, 2023 included net realized foreign currency gain of $4.6 million and net unrealized foreign currency loss of $4.2 million.

Foreign currency loss for the nine months ended September 30, 2022 primarily included net realized foreign currency loss of $2.6 million and net unrealized foreign currency gain of $1.1 million.

Other Income

Below is a summary of our other income, in thousands, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Favorable / (Unfavorable)
Other income	$272	$361	$(89)

Other income for the three months ended September 30, 2023 decreased as compared to the three months ended September 30, 2022. The decrease in Other income is due to a decrease in miscellaneous income.

Below is a summary of our other income, in thousands, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Favorable / (Unfavorable)
Other income	$1,058	$698	$360

Other income for the nine months ended September 30, 2023 increased as compared to the nine months ended September 30, 2022. The increase in Other income is due to an increase in miscellaneous income.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Favorable / (Unfavorable)
Income tax expense	$6,908	$5,784	$(1,124)

Income tax expense was $6.9 million for the three months ended September 30, 2023, on earnings before income tax of $22.8 million, representing an effective tax rate of 30.4%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate and the unfavorable impact of the global intangible low-tax income (“GILTI”), partially offset by the impact of the release of accruals for uncertain tax positions.

Income tax expense was $5.8 million for the three months ended September 30, 2022 on earnings before income tax of $15.6 million representing an effective tax rate of 37.1%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of the GILTI, and the quarterly accrual for uncertain tax positions, partially offset by the impact of certain favorable tax effects on equity vesting.

Below is a summary of our income tax expense, in thousands, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Favorable / (Unfavorable)
Income tax expense	$15,478	$13,998	$(1,480)

Income tax expense was $15.5 million for the nine months ended September 30, 2023, on earnings before income tax of $37.7 million, representing an effective tax rate of 41.0%. The pre-tax earnings included the effect of an impairment loss of $19.5 million with a tax benefit of $2.5 million. Adjusted for the impairment impacts, the effective rate was 31.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate and the unfavorable impact of the GILTI, partially offset by the impact of research and development credits in various jurisdictions, certain favorable tax effects of equity vesting and the release of accruals for uncertain tax positions.

Income tax expense was $14.0 million for the nine months ended September 30, 2022 on earnings before income tax of $42.6 million representing an effective tax rate of 32.8%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the unfavorable impact of GILTI, and the quarterly accrual for uncertain tax positions, partially offset by the impact of certain favorable tax effects of equity vesting.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings available under our Second Amended and Restated Credit Agreement. Our cash requirements consist principally of working capital, capital expenditures, research and development, operating lease payments, income tax payments and general corporate purposes. We generally reinvest available cash flows from operations into our business, while opportunistically utilizing our authorized stock repurchase program. Further, we continuously evaluate acquisition, disposition, exits, and investment opportunities that will enhance our business strategies.

As of September 30, 2023, the Company had $154.4 million of cash and cash equivalents and $293.0 million of availability under our Second Amended and Restated Credit Agreement. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of September 30, 2023, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $114.7 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents, borrowings available under our Second Amended and Restated Credit Agreement and receivables factoring arrangements, and cash flows from operations will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The following table represents our cash and cash equivalents, in thousands:

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents at beginning of period	$153,891	$190,606
Net cash provided by operating activities	80,042	12,957
Net cash used in investing activities	(16,945)	(247,841)
Net cash (used in) provided by financing activities	(60,751)	191,582
Foreign currency effect on cash and cash equivalents	(1,883)	(8,141)
Cash and cash equivalents at end of period	154,354	139,163

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $80.0 million during the nine months ended September 30, 2023 primarily reflecting net income of $22.3 million, $19.5 million for non-cash goodwill impairment, $47.9 million for non-cash charges for depreciation, amortization, stock based compensation and loss on disposition of property, and non-cash charges of $6.6 million for inventory provisions, partially offset by $13.2 million related to changes in assets and liabilities, and non-cash charges of $3.0 million for deferred income taxes.

Cash Flows From Investing Activities

Net cash used in investing activities was $16.9 million during the nine months ended September 30, 2023, reflecting purchases of property and equipment of $26.5 million and investments in technology companies of $0.6 million, partially offset by proceeds from deferred purchase price of factored receivables of $10.1 million.

Cash Flows From Financing Activities

Net cash used in financing activities was $60.8 million during the nine months ended September 30, 2023, reflecting $31.0 million paid to repurchase common stock, $27.2 million of debt repayments and $2.8 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year, partially offset by the proceeds from the exercise of Common Stock options totaling $0.3 million.

Debt

The following table summarizes the Company’s debt, in thousands, as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
Revolving Credit Facility (U.S. Dollar denominations)	6.79%	$207,000	5.80%	$232,000
Other loans	3.90%	247	3.89% - 5.21%	2,011
Finance leases	3.54%	675	3.57%	1,085
Total debt		207,922		235,096
Current maturities		(620)		(2,443)
Long-term debt, less current maturities		$207,302		$232,653

Credit Agreement

Gentherm, together with certain of its subsidiaries, maintain a revolving credit note (the “Revolving Credit Facility”) under its Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent. The Second Amended and Restated Credit Agreement was entered into on June 10, 2022 and amended and restated in its entirety the Amended and Restated Credit Agreement dated June 27, 2019, by and among Gentherm, certain of its direct and indirect subsidiaries, the lenders party thereto and the Agent. The Second Amended and Restated Credit Agreement has a maximum borrowing capacity of $500 million and matures on June 10, 2027. The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. As of September 30, 2023, the Company was in compliance with the terms of the Second Amended and Restated Credit Agreement.

Finance Leases

As of September 30, 2023 and December 31, 2022, there was $0.7 million and $1.1 million, respectively, of outstanding finance leases.

Other Sources of Liquidity

The Company is party to receivable factoring agreements with unrelated third parties under which we can sell receivables for certain account debtors, on a revolving basis, subject to outstanding balances and concentration limits. The receivable factoring agreements are transferred in their entirety to the acquiring entities and are accounted for as a sale. Some of the agreements, including those assumed through the acquisition of Alfmeier, have deferred purchase price arrangements. As of September 30, 2023, there were $1.2 million available under the receivable factoring agreement.

Material Cash Requirements

The Company continues to enter into agreements with suppliers to reserve the right to purchase certain semiconductor chips over periods of 12-24 months. As of September 30, 2023, the Company’s total commitments for these semiconductor chip agreements was $25.6 million. See Note 7, “Commitments and Contingencies” to the consolidated condensed financial statements included in this Report for additional information.

In September 2023, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. As of September 30, 2023, the Company expects to incur total costs of between $14 million and $18 million, of which between $14 million and $17 million are expected to be cash expenditures. See Note 3, “Restructuring and Impairments” to the consolidated condensed financial statements included in this Report for additional information.

Except as described above, there have been no material changes in our cash requirements since December 31, 2022, the end of fiscal year 2022. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding our material cash requirements.

Effects of Inflation

The automotive component supply industry has historically been subject to inflationary pressures with respect to materials and labor. Beginning in 2021 and continuing through 2023, the industry has experienced inflationary cost increases in certain materials and components, labor and transportation. Although the Company has developed and implemented strategies to mitigate the impact of higher material component costs and transportation costs, these strategies, together with commercial negotiations with Gentherm's customers and suppliers, have not fully offset to date and may not fully offset our future cost increases. Such inflationary cost increase may increase the cash required to fund our operations by a material amount.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended September 30, 2023. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities, except for the impairment of the Medical segment goodwill, which was assessed in the second quarter of 2023. See Note 3, “Restructuring and Impairments” to the consolidated condensed financial statements included in this Report for additional information. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

Recent Accounting Pronouncements

There are no new accounting pronouncements applicable to the Company as of September 30, 2023.

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

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts that can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to Accumulated other comprehensive loss in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in Accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The Company records the ineffective portion of foreign currency and copper commodity hedging instruments, if any, to Cost of sales, and the ineffective portion of interest rate swaps, if any, to Interest expense, net in the consolidated condensed statements of income. Cash flows associated with derivatives are reported in Net cash provided by (used in) operating activities in the consolidated condensed statements of cash flows.

Information related to the fair values of all derivative instruments in our consolidated condensed balance sheet as of September 30, 2023 is set forth in Note 9, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

Interest Rate Sensitivity

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations, excluding finance leases. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2023	2024	2025	2026	2027	2028	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate	$—	$—	$—	$—	$207,000	$—	$207,000	$207,000
Variable interest rate as of September 30, 2023					6.79%		6.79%
Fixed rate	$247	$—	$—	$—	$—	$—	$247	$—
Fixed interest rate	3.90%						3.90%

Based on the amounts outstanding as of September 30, 2023, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $2.1 million. To hedge the Company's exposure to interest payment fluctuations on a portion of these borrowings, we entered into a floating-to-fixed interest rate swap agreement with a notional amount of $100.0 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2023	2024	2025	Total	Fair Value
USD Functional Currency
Forward Exchange Agreements:
(Receive MXN / Pay USD)
Total contract amount	$14,824	$59,298	$29,649	$103,771	$6,706
Average contract rate	19.23	19.23	19.23	19.23

The table below presents the potential gain and loss in fair value for the foreign currency derivative contracts from a hypothetical 10% change in quoted currency exchange rates.

	September 30, 2023		December 31, 2022
Exchange Rate Sensitivity	Potential loss in fair value	Potential gain in fair value	Potential loss in fair value	Potential gain in fair value
Forward Exchange Agreement:(Receive MXN / Pay USD)	$5,978	$10,677	$3,999	$4,888

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there is no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended September 30, 2023.

ITEM 1A. RISK FACTORS

The Company’s risk factors have not materially changed from those previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. You should carefully consider the risks and uncertainties described therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Third Quarter 2023

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 to July 31, 2023	—	$—	—	$—
August 1, 2023 to August 31, 2023	—	$—	—	$—
September 1, 2023 to September 30, 2023	195,062	$56.91	195,062	$98,906,454

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

ITEM 5. OTHER INFORMATION

Trading Plans – Directors and Section 16 Officers

During the three months ended September 30, 2023, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
10.1*	Amendment to Offer Letter between Gentherm Incorporated and Helen Xu, dated as of August 21, 2023	X
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	X

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

Date: October 26, 2023

/s/ MATTEO ANVERSA
Matteo Anversa
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 26, 2023