Form 10-K
period 2023-12-31
GENTHERM Inc
filed 2024-02-21
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such Common Stock on The Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was $1,841,068,675. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of February 15, 2024, there were 31,544,181 issued and outstanding shares of Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2024 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report to the extent described herein.

GENTHERM INCORPORATED

PART I

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2023 (this “Annual Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as: the expected light vehicle production in the Company’s key markets; the integration of acquisitions; the impact of macroeconomic and geopolitical conditions; the components of and our ability to execute our updated strategic plan and 2023 manufacturing footprint rationalization restructuring plan; long-term consumer and technological trends in the Automotive industry and our related market opportunity for our existing and new products and technologies; the competitive landscape; the impact of global tax reform legislation; the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs; and our ability to finance sufficient working capital. Reference is made in particular to forward-looking statements included in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.

The forward-looking statements included in this Annual Report are made as of the date hereof or as of the date specified and are based on management’s reasonable expectations and beliefs. Such forward-looking statements are subject to a number of important assumptions, significant risks and uncertainties (some of which are beyond our control) and other factors that may cause the Company’s actual results or performance to differ materially from that described in or indicated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those discussed in Part 1, Item 1A of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference.

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

Overview

Gentherm Incorporated is the global market leader of innovative thermal management and pneumatic comfort technologies for the automotive industry and a leader in medical patient temperature management. Automotive products include variable temperature Climate Control Seats® (“CCS”), heated automotive interior systems (including heated seats, steering wheels, armrests and other components), battery performance solutions, cable systems, lumbar and massage comfort solutions, fuel management valves and other valves for brake and engine systems, and other electronic devices. Our automotive products can be found on vehicles manufactured by nearly all the major original equipment manufacturers ("OEMs") operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Medical products include patient temperature management systems. Our medical products can be found in hospitals throughout the world, primarily in the U.S., China, Germany and Brazil. The Company is also developing a number of new technologies and products that will help enable improvements to existing products, improve health, wellness and patient outcomes and will lead to new product applications for existing and new and adjacent markets.

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

Automotive

The Automotive reporting segment is comprised of the results from our global automotive businesses, including the design, development, manufacturing and sales of automotive climate comfort systems, lumbar and massage comfort solutions, automotive cable systems, battery performance solutions, valve systems, and automotive electronic and software systems.

Climate comfort systems include seat heaters, blowers and thermoelectric devices for variable temperature CCS and steering wheel heaters designed to provide individualized thermal comfort to automobile passengers, and integrated electronic components, such as electronic control units that utilize our proprietary electronics technology and software. Other climate comfort systems include neck and shoulder conditioners and climate control system products for door panels and armrests.

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

Valve systems consist of applications that offer solutions in fuel management, ranging from the design of tank ventilation and filling functions to the closed-coupled fuel regulation. The modular systems allow for customizable adaptations. Valve systems also includes other valves for brake and engine systems.

Automotive electronic and software systems include electronic control units for climate comfort systems, electronic control units for memory seat modules and other devices.

Medical

The Medical reporting segment is comprised of the results from the patient temperature management business in the medical industry.

Patient temperature management includes temperature management systems across multiple product categories addressing the needs of hyper-hypothermia therapy in intensive care, normothermia in surgical procedures and additional warming/cooling therapies utilized in acute and chronic care departments and non-hospital facilities.

Business Strategy

Globally, we develop, manufacture, and deliver differentiated solutions for automotive and patient thermal management markets that make meaningful differences in everyday life by improving health, wellness, comfort and energy efficiency.

Our business strategy consists of four major pillars:

Leverage World Class Talent and Culture

We have built a remarkably talented global team by ingraining throughout the organization four Winning Culture Behaviors: Customer Focus, Global Mindset, Employee Engagement & Inclusion, and Performance & Accountability. Combined with a culture that values diversity, equity, inclusion and belonging ("DEI&B") as a cornerstone of the company, we have laid a strong foundation for future growth across the company.

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
▪
Continue to bring to market and expand our industry leading and proprietary next generation solutions through innovation; and
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

We perform advanced research and development on thermal and pneumatic comfort technologies, including thermal management systems that utilize new proprietary comfort software algorithms, to enhance the efficiency and functionality of our automotive heating and cooling products. We believe there are substantial opportunities to expand our human-centric value proposition beyond thermal in comfort, health and wellness. Through the integration of pneumatic comfort technologies with our thermal technologies, and application of software algorithms, we hope to deliver heightened value to our consumers through an experience that goes beyond traditional comfort regulation and more directly helps to promote individual health and well-being.

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

Pneumatic

Pneumatic massage and lumbar systems operate by inflation and deflation of air bladders to achieve desired comfort effect. Our products' differentiation is that our underlying valve technology for regulating air flow is based on shape memory alloy valves ("SMA"). Gentherm has developed actuators and valves with SMA technology that replace heavy, noisy and less accurate electromagnetic valves. Our innovative control elements produce precise mechanical forces and movements using the finest wires made of memory metals and without the labor-intensive use of additional sensors.

Electronics

The electronics in our core climate comfort solution products are primarily designed and manufactured by us. We also supply value-added electronic products to third parties for adjacent areas within the automotive interior. In addition, Gentherm manufacturers and supplies electronic control units for memory seat modules that include electric motor position sensing technology. This technology further applies to other automotive products requiring fine motor controls.

WellSense™

In January 2024, Gentherm introduced WellSense™, a software defined consumer experience that delivers customized in-cabin comfort sensations that promote wellness and well-being. The technology we are developing leverages science-based physiology research as the foundation for proprietary software that orchestrates heating, cooling, lumbar and massage comfort effectors. WellSense™ delivers enhanced wellness and well-being sensations in product offerings suitable for software defined vehicles and over-the-air feature upgrades for all vehicle configurations. The WellSense™ software development kit can be combined with additional vehicle features like in-cabin audio, visual and aromatic stimulation to deliver unique sensations that go beyond traditional comfort regulation to help promote individual wellness and well-being.

ClimateSense®

ClimateSense® is an integrated comfort system we are designing to create a personalized microclimate for passengers using localized convective, conductive and radiative heating and cooling products. Using automatic regulation technology in combination with our unique occupant-centric control algorithm, ClimateSense® offers the ability to personalize and improve overall occupant thermal comfort, improve time to comfort with (all-electric) pre-conditioning, provide comfort with less energy consumption thereby lowering greenhouse gas emissions by conventional internal combustion and hybrid powertrains, and extend range for electrified powertrains through a reduction in central heating, ventilation and air conditioning system usage. Our first production vehicle award for our ClimateSense® technology has launched on the all-new 2024 Cadillac CELESTIQ, and will be followed by a battery electric version of a popular SUV launching in 2025.

Products

Climate & Comfort Solutions – Seat Climate Control Systems

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

By offering different models of the CCS product, our customers have the opportunity to purchase a wider range of climate control products at different price points. Sales of CCS products, primarily ventilated CCS products, contributed 33%, 35% and 38% to our total product revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

Heated Seat

Heated seats, based on our resistive heater core technology, are seamlessly integrated into automotive seat designs, and are constructed using materials that offer the best capacity, installation characteristics and durability. Our design and manufacturing capabilities allow customers to choose among a variety of resistive heater materials based on their individual vehicle specifications. Sales of heated seat products contributed 21%, 24% and 26% to our total product revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

Intelligent Neck Conditioner

Intelligent neck conditioning systems ventilate warm or temperature-controlled air directly onto the passenger’s neck and shoulder area. The system combines electronics, air moving device technologies and a heating element into a compact, integrated headrest design that can be adjusted to suit the body size of the passenger.

Climate & Comfort Solutions – Surface Climate Control Systems

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

Climate & Comfort Solutions – Pneumatic Seat Massage

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

Climate & Comfort Solutions – Electronics Solutions

Memory Seat Modules

Gentherm has developed a unique way to control certain electrical motors in a vehicle. Our Intelligent Positioning System (IPS®) product suite utilizes proprietary software to determine the position of a power seat and control the memory seat module.

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

Thermal Convenience Solutions

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

Valve Systems Technologies

Gentherm has deep expertise in automotive fluid management, providing intelligent solutions for applications in engine systems, brake systems and fuel management such as actuators, thermal management valves, crank case ventilation valves, non-return valves, mechanical switching valves, servo assistance valves, fuel limit vent valves, roll over valves and drain valves. We have many years of experience in precision injection molding and valve technology, which include innovative technologies such as the SMA actuating elements. Due to our modular systems, we implement customized adaptations at attractive costs and are prepared to address future global regulatory emissions requirements.

Patient Temperature Management Systems

Gentherm aspires to provide healthcare professionals with superior temperature management solutions and clinical expertise that improve patient outcomes, increase the standard of care and enhance patient satisfaction. We provide a full line of patient temperature management systems that utilizes air, water and resistive technologies across multiple product categories addressing the needs of hyper-hypothermia therapy in intensive care, normothermia in surgical procedures and additional warming/cooling therapies utilized in acute and chronic care departments and non-hospital facilities. Our core brands include Blanketrol®/Kool-Kit® hyper-hypothermia system, WarmAir®/FilteredFlo® convective warming system, ASTOPAD® resistive patient warming system (leveraging technology used in our automotive products), Electri-Cool®/Micro-Temp® localized cooling/warming systems, ASTOTHERM®/ASTOFLO® IV fluid and blood warming systems, and Hemotherm® cardiovascular cooling/warming system that delivers precise blood temperature control during cardiopulmonary by-pass and other related cardiovascular procedures.

Automotive Customers

Our Automotive segment customers include primarily light vehicle OEMs and Tier 1s, including automotive seat manufacturers. We also directly supply CCS products to aftermarket seat distributors and installers.

The Company’s automotive marketing is directed primarily at the OEMs and their Tier 1s and focuses on the enhanced value consumers attribute to vehicles with thermal and pneumatic solutions. In many cases, the OEMs direct us to work with their suppliers, primarily their Tier 1s, to integrate our products into the vehicle’s seat or interior design. As an independent supplier we can work with any OEM and any seat manufacturer, to create scores of innovative and unique configurations for all of their applications.

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

The volume of products we sell is significantly affected by global and regional automotive production levels and the general business conditions in the automotive industry. Our product revenues are generally based upon purchase orders issued by our customers, with updated production schedules for volume adjustments. As such, we typically do not have a backlog of firm orders at any point in time. Once we are selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally five to ten years, although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform, although there is no guarantee that this will occur.

For 2023, our revenues from sales to our two largest customers, Lear Corporation (“Lear”) and Adient plc (“Adient”) were $217 million and $189 million, respectively, representing 15% and 13% of our product revenues, respectively. Revenues from Lear and Adient represent sales of our climate comfort solutions, pneumatic comfort solutions, battery performance solutions and cable technology products. Lear acquired the Interior Comfort Systems business unit of Kongsberg Automotive ASA in February 2022, and acquired I.G. Bauerhin in April 2023, which are both key competitors of the Company’s climate comfort and pneumatic comfort products. In 2023, we believe there was an immaterial impact to our business as a result of these acquisitions. Lear has expressed an intent to become a leading provider of thermal comfort solutions as part of a vertical integration strategy, and the magnitude of the future adverse impact on our business and financial statements remains subject to significant uncertainty.

The loss of or significant reduction of business from Lear or Adient, or direct competition from them, would likely have a material adverse impact on our business, results of operations and cash flows. However, as noted above, in many cases automotive OEMs direct their suppliers such as Lear and Adient to work with us for our climate comfort solutions, pneumatic comfort solutions, battery performance solutions and cable technology products. It is, therefore, relevant to understand how our revenues are divided among the OEMs, as shown below.

Our total product revenues for each of the past three years were divided among the OEMs as follows:

	2023	2022	2021
General Motors	13%	15%	14%
Hyundai	10%	11%	13%
Volkswagen	9%	9%	10%
Mercedes-Benz	8%	7%	5%
BMW	8%	7%	6%
Ford Motor Company	7%	8%	8%
Stellantis(a)	6%	8%	8%
Honda	4%	4%	5%
Global EV manufacturer	4%	2%	1%
Jaguar/Land Rover	3%	3%	2%
Other (including Medical)	28%	26%	28%
Total	100%	100%	100%
(a)
Reflective of the 2021 merger of Peugeot S.A. and Fiat Chrysler Automobiles N.V.

Automotive Market Trends

The Gentherm automotive product portfolio aligns well with near-term and long-term consumer and technological trends:

▪
Increased efficiency and electric range – Our technology is best-in-class and provides a unique, innovative, and energy efficient automotive seating experience, which is key to vehicles of the future. Our solutions, including the ClimateSense® and pneumatic comfort systems that we continue to develop, help reduce weight and overall energy consumption of a vehicle, resulting in improved fuel consumption for vehicles with an internal combustion engine, and increased range for electric vehicles. Our Battery Performance Solutions products help improve the life and efficiency of batteries, contributing to increased adoption of powertrain electrification.
▪
Increased demand for comfort products – We believe increased consumer demand for personalized comfort in a vehicle is driving increased adoption of our thermal and pneumatic comfort products. We are striving continuously to bring to market products and technologies that improve the well-being of vehicle occupants. From improved performance of our seat heating and cooling devices, to our introduction of the neck climate control system, heated surface products, and pulsating massage treatment – our focus is to make vehicle comfort an integral part of vehicle occupants' experience. The thermal and pneumatic comfort market is growing at a much faster pace than the automobile market and, in particular, OEM customers are seeking the combined thermal and pneumatic lumbar product. Given this trend we expect to see a much higher rate of adoption of our products into vehicles, and we are poised to take advantage of that through the leveraging of Gentherm’s strong customer relationships to introduce Alfmeier’s industry leading technologies.

▪
Growth of connected/smart devices – One of the most important objectives in achieving comfort is to create a system that is able to sense the needs of vehicle occupants and make performance adjustments based on personalized needs. We utilize machine learning to create and optimize state of the art algorithms to make our products smarter and more advanced with each generation.
▪
Focus on health and wellness – Consumers have an increased focus on personal health and wellness and trends are shifting towards consumers using their vehicles as a third living space, outside the home or office. Our technologies are at the nexus of health, wellness and comfort, where our solutions adjust to enable vehicle occupants to address their health and wellness needs, including the recently introduced WellSense™ system.
▪
Emergence of shared mobility – As the world transitions from vehicle ownership to mobility as a service model, our focus on individual personalized comfort becomes even more important. Our focus is to create microclimate solutions, in which each vehicle occupant can create a personalized thermal experience tailored to individual needs.

Production and Suppliers

Our global manufacturing and distribution facilities are located close to our key customers and strategically in low cost regions. In Automotive, we operate four manufacturing sites in Europe located within North Macedonia, Ukraine, Germany and Czech Republic and one distribution center located in Hungary. In North America, we operate three manufacturing sites in Mexico and one manufacturing site in the United States. In Asia, we operate three manufacturing sites in China and one in Vietnam, and one distribution center in South Korea. Further, we are in the process of expanding our footprint with investments in two new manufacturing plants, one in Morocco and one in Monterrey, Mexico. See Note 5, “Restructuring and Impairments” to the consolidated financial statements included in this Annual Report for additional information.

For Medical, we operate three manufacturing sites within China, Germany and the United States.

We procure our raw materials from a variety of suppliers around the world. In the normal course of business, we do not carry substantial inventories of these raw materials in excess of levels reasonably required to meet our near-term production requirements.

In 2023, the automotive industry continued to experience inflationary pressures with respect to raw materials, labor, and associated freight costs as a result of a supply-constrained environment and general economic conditions. In response to the inflationary cost increases, the Company has taken several actions to reduce any potential and actual adverse impacts by working closely with its suppliers and customers to mitigate the impact of these inflationary pressures in the future. While these actions are designed to offset the impact of inflationary pressures, we expect to have a continued adverse impact on our business and financial performance for the foreseeable future. Accordingly, the significance of the future adverse impact on our business and financial statements remains subject to significant uncertainty.

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

As of December 31, 2023, Gentherm held 459 issued patents, of which 226 were U.S. patents and 233 were non-U.S. patents. Gentherm held 177 patents directed to climate control products and thermoelectric technologies (including 36 patents directed to ClimateSense®), 64 patents directed to battery cell connecting and cable technologies, 52 patents directed to massage and lumbar technologies, 31 patents directed to air moving devices, 28 patents directed to medical technologies, 48 patents directed to heating elements and technologies, 40 patents directed to occupant sensing technologies, 11 patents directed to fluid valve technologies, and 8 patents directed to electronics technologies. The Company continuously evaluates its patents and makes strategic decisions to reduce low-value patents and patents unrelated to current or planned business strategies, while still increasing patent use in-line with our current and planned business strategies.

Competition

Gentherm faces competition from other automotive suppliers and, with respect to certain products, from the OEMs and Tier 1s who manufacture or have the capability to manufacture certain products that Gentherm manufactures and supplies. The automotive supply industry competes on the basis of technology, quality, reliability of supply, design, engineering capability and competitive pricing. Although the overall number of our automotive competitors has decreased in recent years due to ongoing industry consolidation, the automotive technology and components industry remains extremely competitive. The competitive landscape for patient temperature management systems includes patient thermal management medical device manufactures.

We believe our expertise in core thermal management and pneumatic comfort technologies, as well as our capability in applying specific component design, global footprint and broad product offerings, make us well positioned to compete against the traditional thermal management systems and pneumatic comfort suppliers, global Tier 1s and component specialists. OEM customers are expressing a desire for a combined thermal and pneumatic lumbar product, especially from an independent supplier who integrates with many seating providers. This is one of the unique value propositions that Gentherm offers.

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

Human Capital Management

Employees

At Gentherm, our mission is to “create and deliver extraordinary thermal solutions that make meaningful differences in everyday life, by improving health, wellness, comfort and energy efficiency.” Our people are the foundation for making our mission come to life every day. Our human capital strategy is focused on creating the right working environment and the right skillsets to advance our performance culture and support our growth strategy. Our goals are to inspire our people to achieve their aspirations and achieve strong business results. We also strive to promote a safe work environment and a culture that values diversity, equity, inclusion and belonging.

Board Oversight

Our Board of Directors and its Committees provide oversight on a broad range of human capital management topics, including corporate culture, DEI&B, pay equity, health and safety, training and development and total rewards.

People Demographics

Our global workforce creates a competitive advantage and operates in more than 30 locations across 13 countries. As of December 31, 2023, and 2022, Gentherm’s employment levels worldwide were as follows:

	2023	2022
Mexico	5,013	5,047
North Macedonia	2,677	2,503
China	1,916	2,070
Ukraine	1,684	1,761
Vietnam	1,142	986
Germany	643	739
United States	635	676
Czech Republic	361	351
Hungary	355	352
Korea	44	49
Japan	20	20
Malta	8	10
United Kingdom	6	4
Total	14,504	14,568

Notable statistics as of December 31, 2023:

▪
39% of our workforce resides in North America; 39% of our workforce resides in Europe; and 22% of our workforce resides in Asia.
▪
We have cooperative relationships in our facilities where we operate with unions and workers councils. Approximately 33% of the Company's workforce are members of industrial trade unions or works councils and are employed under the terms of various labor agreements.
▪
Three of nine Board members are female and one is African American. Four of ten executive committee members are female and two are ethnically diverse.
▪
Over 57% of our global workforce is female.
▪
We experienced a 3.6% growth of diversity representation (global females and minorities in the U.S.) for our global Director and VP population of Legacy Gentherm
▪
Within the United States, over 37% of our employees self-disclose as racially or ethnically diverse.

Racially and Ethnically Diverse (Self-reported)	2023	2022
All Employees	37%	36%
Leadership	28%	23%

Key Highlights of our Human Capital Strategy

In November 2023, we completed our second global engagement survey with a rate of 89%, inclusive of employees from our Alfmeier and Dacheng acquisitions for the first time. In 2024, we will develop leader driven action plans to build on momentum made from our engagement surveys. In recent years we have made progress in performance management, manager relationship and growth and development for our employees.

Health and Safety

At Gentherm, our “Safety Culture” has become a core strength. Our Vision Zero strategy helped us achieve significant progress in reducing accidents across our sites.

Diversity, Equity, Inclusion and Belonging (DEI&B)

Our DEI&B mission “Embracing Diversity Inspires Innovation” cascades from our corporate mission. Our Diversity, Equity, Inclusion & Belonging Council has built strong momentum. We took another step forward on our DEI&B journey with scaling our inclusion training globally, joining the GM Supplier Inclusion Board and improving the diversity of our workforce by over 3%. We also held several sessions to educate our employees on unconscious bias. Our goals are ensuring all team members are educated to consistent standards, identifying feedback mechanisms to solve conflicts, and creating a culture of belonging.

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

Total Talent Development

At Gentherm, we provide foundational leadership development programs to ensure our current and future people leaders are well equipped to engage and lead in today’s complex business environment. We have offered additional training programs to provide on-demand, flexible learning solutions for our global workforce. We continue to invest in our Accelerator program for high potential employee development to retain our future leaders. In 2023, our workforce completed over 500,000 hours of training with our employees.

Environmental, Social, and Governance

In 2023, we issued our annual sustainability report and continued to incorporate sustainability into our everyday business operations and future strategies. Our sustainability efforts are based on three pillars: People, Planet, and Places.

▪
People: Our leaders prioritize a culture of respect and a secure workplace for our employees. We offer career growth opportunities, professional development, support, and much more. We firmly believe that our people are the cornerstone of our success.
▪
Planet: We are committed to reducing our environmental footprint. Our product lineup features innovative solutions that lower the environmental impact of automobiles. We enhance our operations by focusing on optimizing resource usage and reducing emissions for a more sustainable future. As part of this pillar, we also focus on our products – what materials go into them, what are the impacts of our products, both upstream and downstream, and even how our products are dealt with at the end of their useful life.
▪
Places: As a global company, we aim to make a positive impact in our local communities. Our teams contribute to causes like STEM education, provide financial support to local charities, and engage in community initiatives tailored to local needs and culture. Types of community involvement and support vary across our sites, based on local needs, requirements, and culture.

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

Our Automotive segment represents 97%, 96% and 96% of our product revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Demand for our automotive products is directly related to automotive vehicle production, which is ultimately dependent on consumer demand for automotive vehicles, our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. Automotive sales and production are cyclical and are materially affected by macroeconomic, geopolitical and industry conditions that are outside of our control and the control of our customers and suppliers. These conditions include monetary fiscal policy, economic recessions, inflation, political instability, labor relations issues, energy prices, regulatory requirements, government initiatives, trade restrictions and agreements, capital and liquidity constraints, ongoing geopolitical conflicts, acts or war and terrorism, and natural and man-made disasters, such as the current conflicts between Russia and Ukraine, and between Israel and Hamas, heightened tensions in the Red Sea, and potential tensions in the South China Sea. We, like other manufacturers, have a high proportion of fixed structural costs, and therefore relatively small changes in industry vehicle production can have a substantial effect on our financial results. If industry vehicle sales were to decline to levels significantly below our planning assumption, the decline could have a substantial adverse effect on our financial condition, results of operations, and cash flow. Our operational costs are similarly impacted by such macroeconomic, geopolitical and industry conditions, which has and may continue to adversely impact our margins and profitability.

We operate in a highly competitive industry and efforts by our competitors, as well as new non-traditional entrants to the industry could adversely affect our business, results of operations and financial condition.

The automotive component supply industry is subject to intense competition. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, timely delivery, technological innovation and service. There can be no assurance that we will be able to compete successfully with the products of our competitors. Further, our competitors’ efforts to grow market share could exert downward pressure on our product pricing and margins. Many of our competitors and potential competitors are substantially larger in size and have substantially greater financial, marketing and other resources than we do, and therefore may be more effective in adapting to customer requirements while being more profitable. In addition, Lear has confirmed its intent to, and other of our customers may, increase levels of production insourcing and compete directly with us for a variety of reasons, such as shifts in business strategies or the emergence of low-cost production opportunities in other countries, which may adversely affect our sales as well as the profit margins on our products. Further, we are experiencing increased competition from Chinese-based component suppliers that are developing relationships with Chinese-based OEMs, which are growing market share in China and may expand in global markets.

Our inability to effectively manage the development, timing, quality and costs of new product launches could adversely affect our financial performance.

Gentherm continues to invest significantly in developing and launching new products and related technologies, including software, through internal research and development, and from acquisitions and investments in joint ventures. Further, winning new business awards will include specific customer requirements regarding, among other things, timing, performance and quality standards. The launch of new products and technologies is complex, the success of which depends on a wide range of factors, including the capacity of our internal teams, robustness of our product and manufacturing process development, success in sourcing new components and commodities with suitable suppliers, readiness of our and our suppliers' manufacturing facilities and manufacturing processes, as well as factors related to tooling, equipment, employees, initial product quality and other factors. New launches have become more frequent and even more complicated given the increased use of advanced electronics that must be integrated throughout a vehicle. Given the complexity of new product and technology launches, we may experience difficulties managing product quality, timeliness and associated costs.

The process of designing and developing new technology, products and services is costly and uncertain and requires extensive capital investment. In addition, new program launches require a significant ramp up of costs up to a few years prior to sales of such products. However, our sales related to these new programs generally are dependent upon the timing and success of our customers’ introduction of new vehicles. Our inability to effectively manage the timing, quality and costs of these new program launches could have a materially adverse effect on our business, results of operations and financial condition.

To the extent we are not able to successfully launch new business, or if we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our new products and technologies, vehicle production at our customers could be significantly delayed or shut down. Such operating failures could result in significant financial penalties to us or a diversion of personnel and financial resources to improving or fixing launches rather than investment in continuous process improvement or other growth initiatives, and could result in our customers shifting work away from us to a competitor. Any of the foregoing matters could result in a significant loss of revenue and market share and could have an adverse effect on our profitability and cash flows.

Our ability to market our products successfully depends on acceptance of our products by existing and potential customers and consumers, as well as the success of our customers.

We have been, and will continue to be, required to educate potential customers and demonstrate that the merits of our existing products justify the costs associated with them. Similar and enhanced efforts will be required with existing and potential customers for additional products and technologies we develop, acquire or license. Customers will only adopt our products if there appears to be consumer demand. Further, some of our new technologies and products require OEMs to adopt new ways of developing climate control systems for vehicle interiors, and some OEMs may be slow to adopt or may never adopt such technologies and products. For our automotive products, we rely on OEMs and applicable dealer networks to market our products to consumers, and we do not have any control over the marketing budget or messaging nor the training of employees and agents regarding our products. Further, OEMs and dealer networks may market products offered by our competitors, including products manufactured by such OEMs. If customers or consumers conclude that our automotive products are unnecessary or too expensive or that our competitors offer more favorable sales terms or better products, OEMs and other customers may reduce availability or decline to include our products in their vehicles.

There is ongoing significant competition to address the fast evolution of the automotive industry, including development and use of electric vehicles, autonomous vehicles and mobility on demand services and related software products, and our failure to adapt our strategies and operations successfully could have a material adverse effect on our business, results of operations and financial condition.

The global automotive industry is experiencing a period of significant technological change, and we are making significant investments to develop, acquire and properly scale the manufacturing of technologies and products that will enhance our competitiveness. Future automotive vehicle production is expected to be affected significantly by additional industry or consumer behaviors, including the development and use of autonomous and electric vehicles and increasing use of car and ridesharing and on-demand transportation as a service and related software products, as well as complex new regulations. Our future success is dependent on our ability to execute our long-term strategies addressing the evolution of the automotive industry and customer utilization of personal transportation. The rapidly evolving nature of the markets in which we compete has attracted, and may continue to attract, new entrants, including new entrants from outside the traditional automotive supply industry. Further, in comparison to us, our competitors may foresee the course of market developments and customer preferences more accurately, develop superior products and technologies, produce similar products at a lower cost, or adapt quicker to new industry technologies.

As common in periods of rapid technological change, recently there has been lower-than-anticipated industrywide electric vehicle adoption rates and near-term pricing pressures, which has led many OEMs and the automotive component supply industry to adjust spending, production, and/or product launches to better match the pace of such adoption. In addition, there have been certain technology barriers that are detrimental to electric vehicles reaching pricing parity with ICE vehicles. Future electric vehicle adoption may also be impacted by, among other factors: perceptions about EV features, quality, safety, performance and cost relative to ICE vehicles; the range over which EVs may be driven on a given battery charge; the proliferation and speed of charging infrastructure; cost and availability of high fuel-economy ICE vehicles; volatility, or a sustained decrease, in the cost of petroleum-based fuel; and

the failure by governments and other third parties to make the investments necessary to make infrastructure improvements or to provide economic incentives promoting the adoption of EVs.

If we do not accurately predict, prepare for and respond to new kinds of technological innovations, market developments and changing customer needs or if OEMs significantly lower production of EVs or change the mix of EV and ICE production, our long-term competitiveness could be harmed significantly and our business, results of operations and financial condition could be materially and adversely impacted.

The global automotive supply chain has been adversely impacted by raw material and component shortages, manufacturing disruptions and delays, logistics challenges and inflationary and other cost pressures, and we expect such conditions to continue to adversely affect our business, profitability and results of operations.

Our products contain a significant number of components that we source globally from suppliers who, in turn, source components from their global suppliers. The availability of raw materials and product components fluctuates due to factors outside of our control, including supply and demand imbalances, geopolitical and macroeconomic factors, labor disruptions or shortages, trade laws and tariffs, natural disasters, and global pandemics, which has and we expect will continue to impact the ability of our supply chain to meet our production requirements and therefore our ability to meet the production demands of our customers. In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source and may be at an increased risk for supply disruptions. If our supply chain fails to deliver products to us in sufficient quality and quantity on a timely basis, we will be challenged to meet our production schedules and fulfill our orders due to the “just-in-time” manufacturing process that is broadly utilized in our industry, which would decrease sales and profits and could damage our commercial reputation and customer relationships. Furthermore, sudden changes in the production schedules of OEMs and Tier 1s caused by raw material and component shortages also have resulted and may continue to result in operating inefficiencies, which could adversely affect our profitability and results of operations. Additionally, if we are the primary cause for a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from the Company. Similarly, OEMs and Tier 1s to whom we supply our products are dependent on an ever-greater number of global suppliers to manufacture and sell their products to consumers, which drives sales of our products.

We also have experienced and we may continue to experience margin pressure due to the pricing of components and certain other raw materials, including due to inflation or supply-demand imbalances. Some of our products contain certain components, such as semiconductor chips, and other key raw materials including copper, silver and petroleum-based engineered plastics and raw materials, which generally cannot be substituted. The prices for these components and raw materials fluctuate depending on market conditions. The automotive industry has seen a period of sustained price increases for commodities, primarily related to steel, and to a lesser extent petrochemicals. If the market prices and related logistics costs (in particular for imported goods) for these components and raw materials remain higher than normal or they further increase, our gross profit may continue to be adversely impacted, including to the extent our suppliers pass cost increases on to us that we cannot pass on in full to our customers in spite of our mitigation efforts.

We and our customers, and our respective supply chains, have operated in a supply-constrained environment for more than two years and are continuing to manage through, although to a lesser degree, raw material and component shortages (including recently from a significant shortage of semiconductors), manufacturing disruptions and delays, logistics challenges and inflationary and other operational challenges and costs pressures. More recently, our supply chain transportation has been adversely impacted by conflicts in the Middle East and heightened tensions in the Red Sea and South China Sea as well as shipping company consolidation, in particular since we have shifted significant manufacturing production around the world as part of our manufacturing rationalization strategy. The foregoing challenges have adversely affected, and is expected to continue to adversely effect, our business, profitability, cash flow and results of operations.

Our ability to attract and retain talented, diverse and highly skilled employees is critical to our success and competitiveness, and attracting and retaining such employees has caused and could continue to cause an increase in labor costs.

Our success depends on our ability to recruit and retain talented and diverse employees who are highly skilled in their areas. In particular, our technologies and products increasingly rely on software and hardware that is highly technical and complex and the market for highly skilled workers and leaders in our industry is extremely competitive and costly. While compensation considerations remain important, current and potential employees are increasingly placing a premium on working for companies with strong brand reputation, flexible work arrangements, and other considerations, such as embracing sustainability and diversity, equity, and inclusion initiatives. The difficulty of attracting, hiring, developing, motivating and retaining highly qualified and diverse employees throughout our Company has caused and could continue to cause increases in the cost of labor due to wage inflation. Failure to continue attracting and retaining such highly qualified and diverse employees could further increase labor costs, disrupt our operations and adversely affect our strategic plans. Further, prolonged labor shortages that we have experienced and may continue to experience can adversely impact existing employees, which enhances the challenges of retention and labor expense.

Labor shortages, work stoppages and additional workforce disruptions impacting us, our suppliers or customers periodically have disrupted our operations and our growth strategies, and resulting increases in labor and related operating costs may adversely impact our financial performance.

Labor shortages, work stoppages and additional workforce disruptions due to illness, quarantines and absenteeism, including ours and those at our suppliers or customers, periodically have disrupted our business and adversely impacted our financial performance. Because the automotive industry relies heavily on “just-in-time” delivery of components, labor shortages or work stoppages at one or more of Gentherm's production facilities or those of our suppliers could have adverse effects on the business and financial results. Similarly, the purchase of our products may be limited if one or more of our direct customers or an OEM were to experience labor shortages or work stoppages, such as what occurred during the General Motors labor strike occurring in the Fall of 2023 or the prolonged work stoppages that occurred in the first half of 2020 as a result of the COVID-19 pandemic, which could result in the temporary shutdown of the related Gentherm production facilities or other restructuring initiatives.

Approximately 33% of the Company's workforce are members of industrial trade unions and we believe a significant percentage of employees of our largest customers and suppliers are members of industrial trade unions, all of whom are employed under the terms of various labor agreements. A union strike or inability to enter into a new labor agreement prior to expiration of an existing agreement could have an adverse impact on us or our suppliers or customers.

Inflationary pressures impacting our transportation companies and other third parties have increased our costs to deliver our products, and therefore adversely impacted our margins and profitability.

The automotive industry has experienced a period of sustained price increases for various transportation and other logistics services. These price increases are expected to continue into the foreseeable future due to continuing challenges with supply-demand imbalances. Although the Company has developed and implemented strategies to mitigate the impact of higher transportation and other logistics costs, these strategies, together with commercial negotiations with Gentherm's customers and suppliers, have not historically and may not in the future fully offset our price increases, which may result in adverse impacts to the Company’s profitability and results of operations. We generally have been unable to raise prices to address in full the foregoing inflationary pricing pressures, together with price downs for our products that are customary in our industry, and therefore our margins and profitability have been and may continue to be adversely impacted.

If we fail to manage our growth effectively or to integrate successfully any new or future business ventures, acquisitions, investments or strategic alliance into our business, including our recent acquisitions, or realize the benefits from divestitures or business exits, our business and financial performance could be materially adversely harmed.

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

Periodically, we also evaluate opportunities to divest or shut-down non-core businesses and assets, and the Company may consider strategic dispositions and shut-downs in the future. However, we may not achieve some or all of the targeted benefits we originally anticipated at the time of disposition or shut-down, we may continue to retain material liabilities by contract or applicable law, and we may incur impairment charges. For example, on December 31, 2022, the Company approved a plan to exit its non-automotive electronics business, and the Company has since recorded non-cash impairment charges of $15.5 million, $5.6 million and $0.7 million for write-downs of inventory, intangible assets, and property and equipment, respectively. Further, for dispositions, we may need to provide material transition services following the transaction, any of which could have an adverse impact on our returns and our overall profitability.

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

We rely on our information technology, communication networks, enterprise applications, accounting and financial reporting platforms and related systems in connection with many of our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, suppliers, employees and other sensitive matters. We rely upon the capacity, reliability and security of our IT and data security infrastructure, as well as our ability to expand and continually update this infrastructure in response to the changing needs of our business. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, due to failure to timely upgrade systems or during system upgrades and/or new system implementations, or resulting from failures of our third-party service providers, the resulting disruptions could have an adverse effect on our business.

As with most companies, we have experienced cybersecurity incidents, attempts to breach our systems and other similar incidents, none of which were material in 2023. With more of our employees working part-time remotely and in periods of significant acquisition integration activity, there may be increased opportunities for unauthorized access and cybersecurity incidents.

Any future cybersecurity incidents could, however: materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; delay our ability to deliver products to customers; and jeopardize the security of our facilities. A cybersecurity incident could be caused by malicious outsiders (including state-sponsored espionage or cyberwarfare, which has become commonplace) or insiders using sophisticated methods to circumvent firewalls, encryption and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware, “ransomware” and other cybersecurity incidents, are increasing in frequency, diversity and sophistication, which may cause cybersecurity incidents to be more difficult to detect for periods of time. Many victims of ransomware are forced to pay significant ransoms to regain access to their critical business data, and we may not be permitted under various regulations and laws to make such payments.

We continuously seek to maintain a robust program of information security and controls that we believe is designed to detect, reduce, and mitigate the risk of cybersecurity incidents; however, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks, including potential production disruption or the loss or disclosure of sensitive information. The impact of a material cybersecurity incident could subject us to legal or regulatory sanctions and have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical systems and our proprietary, strategic or competitive data, which we review for quality and effectiveness on a regular basis, but despite our implementation of security processes, our IT systems, like those of other companies, are vulnerable to intrusion or damages from computer viruses or worms, natural disasters (which may become more frequent due to climate change), unauthorized access, cybersecurity incidents, breaches due to errors, negligence or malfeasance by employees, contractors or others who have access to these systems and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations and include the theft of our intellectual property, trade secrets, customer information, human resources information or other confidential information. The foregoing matters could cause significant damage to our reputation, affect our relationships with its customers, lead to claims against us, fines and other penalties assessed upon us by governmental authorities, and ultimately harm our business and financial performance. In addition, we may be required to incur significant costs to remediate and protect against damage caused by these disruptions or security breaches in the future.

Our operations within Ukraine subject us to risks that may harm our operations and financial results.

The conflict between Russia and Ukraine and certain measures taken in response have impacted the availability and prices of certain raw materials and energy (especially in Europe) and have led to various economic sanctions, which could have a lasting impact on regional and global economies. Our facility in Vynohradiv is on the far western corner within the Transcarpathia region of Ukraine near the Hungary border. In 2023, products manufactured at our Ukraine facility represented approximately 6% of the Company’s total revenue, including automotive cables, seat heaters and steering wheel heaters, compared to 8% in 2022. At this time, our Ukraine facility is operating at normal levels and we continue to execute contingency plans and, in coordination with certain customers, specific equipment and production relocations leveraging our flexible global manufacturing footprint. Certain of our employees in Ukraine are routinely conscripted into the military and/or sent to the Russian border to fight in the ongoing conflict. We have incurred, and will likely continue to incur costs to support our employees and relocate equipment and production based on customer and company needs. We have also experienced and may continue to experience interruptions in power supply at our Ukraine facility. We have contingency measures in place to address intermittent power supply interruptions, however, extended interruptions could significantly impact our ability to operate the facility. Further, most of our products manufactured in Ukraine are shipped across the border from Ukraine to Hungary for further delivery to our customers. If that border crossing were to be closed or restricted for any reason, we may experience a significant disruption to our operations. Our response to the ongoing conflict is based on a severity level contingency response plan that has been developed with certain customers. As the situation in Ukraine is very fluid, we continue to monitor its effects on our business and we continue to work closely with our customers to adjust our contingency response as necessary.

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

For the year ended December 31, 2023, our top two customers were Lear and Adient, which comprised 15% and 13%, respectively, of our product revenues. Combined, approximately 66% of product revenues to these customers was sourced directly by the OEMs. Our products supplied to General Motors and Hyundai represented 13% and 10% of our total product revenues for the year ended December 31, 2023. The continued growth, viability and financial stability of our principal customers, as well as the OEMs to which our products are supplied, are critical to our success. The loss of any significant portion of our sales from either of these customers or other significant customers, whether due to acquisition activity, insolvency or otherwise, would have a material adverse effect on our business, results of operations, cash flows and financial condition. We sometimes experience, and we expect to continue to experience, a delay in our collection of accounts receivable balances from our customers, which may be significant and could be at risk in the event of their bankruptcy or other restructuring.

In addition, if any of our significant customers successfully insources products that we currently manufacture, whether by the acquisition of one of our competitors or otherwise, the discontinuation or loss of business as a result would have an adverse impact on our business and financial performance. For example, Lear acquired certain companies in 2023 that have competed with us historically and it announced its intent to insource more products and technologies in the future, and Lear may compete with us directly in the future. The impact of Lear’s acquisitions on our business with Lear, as well as with OEMs and other Tier 1s, is unknown and could adversely impact our financial condition, results of operations and cash flows.

Our global operations subject us to risks that may harm our operations and financial results.

In 2023, 63% of our product revenue was generated from sales to customers outside the United States. We have significant personnel, property, equipment and operations in a number of countries outside of the United States, including China, Germany, Hungary, North Macedonia, Mexico, South Korea, Czech Republic, Ukraine and Vietnam and are investing in a manufacturing facility in Morocco. Our exposure to the risks described below is substantial. We also derive a significant portion of revenues from Europe and Asia and conduct certain investing and financing activities in local currencies.

In addition to the general risks relating to our operations, our international operations are subject to unique risks inherent in doing business abroad, including:

▪
exposure to local economic, political, social and labor practices and conditions;
▪
different, complex and continuously changing local laws and regulations and enforcement thereof;
▪
changes in government leadership;
▪
compliance with the requirements of an increasing body of applicable anti-bribery and anti-corruption laws, including compliance by any acquired companies;
▪
increases in costs of and disruptions in international shipping related to global conflicts and environmental conditions;
▪
increases in duties, tariffs and taxation on our products related to U.S. trade disputes, trade restrictions, potential trade wars and other global conflicts;
▪
exposure to infectious disease and epidemics, including the effects on our business operations, and those of our customers and suppliers, in geographic locations impacted by an outbreak;
▪
violence and civil unrest (including acts of terrorism, drug-cartel related and other forms of violence and outbreaks of war);
▪
expropriation, nationalization or other protectionist activities;
▪
currency exchange rate fluctuations and currency controls;

▪
local business and cultural factors that differ from our customary standards and practices;
▪
withholding and other taxes on repatriated funds and other payments by subsidiaries;
▪
other cultural and linguistic differences;
▪
difficulties in managing or overseeing foreign operations and agents;
▪
potentially longer payment cycles;
▪
different credit risks; and
▪
difficulty of enforcing agreements, collecting receivables and protecting intellectual property and other assets through non-U.S. legal systems.

Additionally, our primary manufacturing locations are in Mexico, China, Vietnam, North Macedonia, Czech Republic and Ukraine, all countries that have historically experienced a heightened degree of political, civil and labor uncertainty.

Chinese-based OEMs are growing market share in global markets. However, continued U.S.-China trade tensions and weakening economic conditions, among other factors, may result in reduced sales, profitability and margins, increased operating costs and challenges to gaining or holding market share. Furthermore, certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, including Chinese regulation of the scope of our business and investments in China, as well as our ability to provide cash to and repatriate cash from our business entities in China. In order to maintain access to the Chinese market, we may be required to comply with significant technical and other regulatory requirements that are unique to the Chinese market, at times with challenging lead times. These actions may increase the cost of doing business in China or limit how and under what conditions we may do business in China, which could materially and adversely affect our profitability and financial condition.

Our ongoing efforts to optimize our global supply chain could cause supply disruptions and be more costly, time-consuming and resource-intensive than expected.

Our ongoing efforts to optimize the efficiency of our global supply chain could cause supply disruptions and could be more expensive, time-consuming and resource-intensive than expected. Furthermore, certain of our suppliers have and others may decide to discontinue business with us or limit the allocation of products to us, or we may become too dependent on one or more suppliers, which could result in our inability to fill our supply needs and jeopardize our ability to fulfill our contractual obligations, which could in turn, result in a decrease in revenues and profitability, contract penalties or terminations, and damage to customer relationships.

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

We cannot guarantee, however, that we will be able to secure all desired protection, nor that the steps we have taken to protect our intellectual property will be adequate, to prevent infringement of our rights or misappropriation or theft of our technology, trade secrets or know-how. For example, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some of the countries in which we operate. In addition, while we generally enter into confidentiality agreements with our employees and third parties to protect our trade secrets, know-how, business strategy and other proprietary information, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. If it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired, the product is generally open to competition. Products under patent protection usually generate higher revenues and profitability than those not protected by patents. If we fail to successfully enforce our intellectual property rights, our competitive position and the value of our brands and other intangible assets could suffer, which could harm our business, financial condition, results of operations and cash flows.

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

In addition, various countries regulate cross-border transactions of certain products through import permitting and licensing requirements. The exportation, re-exportation, transfers within foreign countries and importation of our products, including by our suppliers and vendors, must comply with these laws and regulations, and any violations may result in reputational harm, government investigations and penalties, and a denial or curtailment of importing or exporting activities. Complying with export control and sanctions laws, including recent sanctions against Russia and related persons and entities, may be time consuming, may increase our costs, and may result in the delay or loss of sales opportunities. If we are found to be in violation of U.S. sanctions or export control laws, or similar laws in other jurisdictions, we and the individuals working for us could incur substantial fines and penalties. Changes in export, sanctions or import laws or regulations may delay the introduction and sale of our products in the U.S. and international markets, require us to spend resources to seek necessary government authorizations or to develop different versions of our products, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities, which could adversely affect our business, financial condition and operating results.

We may face particular privacy, data security and data protection risks.

We are subject to several data privacy and data security laws and regulations in the various jurisdictions that we operate. An increasing number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other information. For example, several U.S. territories and all 50 states have adopted data breach rules that require timely notification if a company has experienced the unauthorized access or acquisition of personal information. Similarly, many of the requirements mandated by the California Consumer Protection Act (“CCPA”) that went into effect on January 1, 2020 have not yet been interpreted by courts, and best practices are still being developed by the industry, all of which increase the risk of compliance failure and related adverse impacts. Furthermore, on January 1, 2023, substantive provisions of the California Privacy Rights Act (“CPRA”) became effective, in some cases requiring new or modified practices and operations. Other states enacted similar privacy laws in recent years and other states are considering doing so. These privacy laws may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business and reputation.

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

The CCPA, CPRA, GDPR and other similar laws and regulations including those recently or soon to be enacted (such as the SECs proposed cybersecurity disclosure regulations), as well as any associated inquiries or investigations or any other government actions, may be costly and burdensome to comply with, lead to a decline in consumer engagement, result in negative publicity, increase our operating costs, require significant management time and attention to monitor and be in compliance with, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices. Moreover, regulatory actions seeking to impose significant financial penalties for noncompliance and/or legal actions (including pursuant to laws providing for private rights of action by consumers) could be brought against us in the event of a data compromise, misuse of consumer information, or perceived or actual non-compliance with data protection or privacy requirements, privacy, or artificial intelligence requirements. The rapid evolution and increased adoption of artificial intelligence technologies may intensify these risks.

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

We also need to comply with new, evolving or revised tax laws and regulations, such as the European Union’s Pillar Two Directive, which has effective dates for different aspects of the directive of January 1, 2024, and January 1, 2025. The enactment of or increases in tariffs, or other changes in the application or interpretation of tax legislation and other initiatives, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on our results of operations.

The value of our deferred tax assets may not be realized, which could materially and adversely affect our operating results.

As of December 31, 2023, we had approximately $64 million in net deferred tax assets, inclusive of a $36 million valuation allowance. These deferred tax assets include net operating loss carryovers and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our financial statements.

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

Our operations outside of the United States require us to comply with various anti-bribery and anti-corruption regulations, including but not limited to the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act and the China Anti-Unfair Competition Law. Compliance with these laws and regulations have become increasingly complex due to the increasing global operations of OEMs and automotive component suppliers, including us. Violations of these laws, which are complex and often difficult to interpret and apply, could result in significant criminal penalties or sanctions that could adversely affect our business, financial condition, results of operations and cash flows. Additionally, we have, in recent years, and may in the future complete acquisitions of and investments in companies that have had different policies, practices and standards, prior to acquisition, that increase the risk of our compliance with various regulations while we integrate such companies.

Our business may be negatively impacted by the effects of climate change and by regulatory and stakeholder-imposed requirements to address climate change and other sustainability issues.

As evidenced by shifting industry and consumer behaviors, including the development and use of electric vehicles, the automotive industry and consumers have a heightened focus on climate change and the environmental impact of product manufacturing and end use. This increased focus on sustainability and the environmental impact of the automotive industry and manufacturing processes has caused our customers and other stakeholders to impose additional requirements on us and our suppliers, which often exceed regulatory standards. These customer requirements include increased tracking and reporting of greenhouse gas emissions and other environmental metrics, reduced waste and wastewater from operations, increased use of sustainable materials in our products, and the use of renewable energy sources in our factory operations. We expect to incur increased operating costs and capital expenditures to procure renewable energy and additional equipment or make operational and process changes to comply with customer requirements in addition to state and federal regulations. Furthermore, our practices may be judged against sustainability standards that are continually evolving and not always clear. Prevailing sustainability standards, expectations and regulations may also reflect contrasting or conflicting values or agendas. To the extent we are unable to meet or exceed customer sustainability requirements, demand for our products and our revenues could be adversely impacted. A failure to adequately meet other stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.

Climate change is continuing to receive ever increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to and we expect will continue to lead to legislative and regulatory efforts in many jurisdictions to limit greenhouse gas emissions. New federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell, lead to changes in automotive technology, and expedite the transition to electric vehicles. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require increased capital expenditures to improve our product portfolio to meet such new laws, regulations and standards. Such legislative developments could adversely impact our business by increasing costs and could require us to make changes to our operations and result in substantial additional capital expenditures and operating costs. Such regulations may also subject us to new disclosure requirements, new supply chain requirements, new trade restrictions and increased risk of litigation or regulatory action, which could result in increased costs (in our operations and supply chain) and risks to our reputation or consumer demand for our products if we do not meet increasingly demanding stakeholder expectations and standards. These additional costs, changes in operations, or loss of revenues could have a material adverse effect on our business, financial condition, and results of operations.

Finally, the effects of climate change, such as increased intensity, frequency or duration of storms, floods, droughts, wildfires or other severe weather events have and may continue create financial or physical risk to us. Physical risks include disrupting the manufacturing, logistics and procurement activities and employee working conditions of us, our supply chain and our customers. Financial risks include the fluctuating demand for our products and technologies based on the climate where consumers live, since our business involves thermal management technologies, as well as potential additional costs of insurance and maintaining facilities in certain regions prone to climate risk. We could also face indirect financial risks passed through the supply chain, and process disruptions due to physical climate changes could result in price modifications for our products and the resources needed to produce them. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2023, our total consolidated indebtedness was $222.8 million, with $278.0 million available for additional borrowings under the Second Amended and Restated Credit Agreement subject to specified conditions that Gentherm currently satisfies. We may incur additional indebtedness in the future, including in connection with acquisitions or significant capital expenditures. If our outstanding borrowings increase, including under existing availability of revolving credit or if we incur additional indebtedness, the amount of our outstanding debt could have important, adverse consequences to us and our investors, including:

▪
requiring a substantial portion of our cash flow from operations to make interest payments;
▪
making it more difficult to satisfy other obligations;
▪
increasing our vulnerability to general adverse economic and industry conditions;
▪
reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our businesses;
▪
limiting our flexibility in planning for, or reacting to, changes in our businesses and industries; and
▪
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

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies and currently there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of December 31, 2023, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $125.3 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S. In addition, the movement of capital between our subsidiaries and us in different countries remains subject to evolving government regulation and geopolitical stability, and our liquidity and cash flows could be impacted adversely upon regulatory and geopolitical changes in the future.

We are exposed to risks related to accounts receivable sales agreements.

We have entered into a receivables factoring arrangement that permits us to sell certain accounts receivable on a revolving basis, subject to outstanding balances and concentration limits. These agreements permit us to recover on our accounts receivable for specific customers sooner than if they were not in place and help reduce the risk of non-payment by such customers. A limited number of our customers participate in these programs to date. If we do not enter into these agreements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures in collecting trade accounts receivables for the applicable customers. In addition, if any of the financial institutions with which we have these agreements experiences financial difficulties or otherwise modifies or terminates these agreements, such modification, termination or other loss of these arrangements could have a material and adverse effect upon our liquidity and cash flows.

Common Stock Investment Risks

The price of our Common Stock may fluctuate significantly.

The price of our common stock, no par value ("Common Stock") on the Nasdaq Global Select Market has experienced substantial price volatility and may continue to do so in the future. Additionally, the Company, the automotive industry and the stock market as a whole have experienced significant stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. In particular, while stock price multiples had increased in recent years for OEMs and automotive component suppliers to reflect the growth opportunity of the rapid shift to EV production, stock price multiples have declined more recently during this period of uncertainty regarding EV adoption. Price volatility over a given period may cause the average price at which the Company repurchases its stock to exceed the stock’s price at a given point in time. If the Company fails to meet expectations related to future growth, profitability, share repurchases or other market expectations, its stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

On December 11, 2020, the Board of Directors authorized a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $150 million of Common Stock over a three-year period. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any Company stock repurchases under the program may result in stock price and volume fluctuations. During the year ended December 31, 2023, the Company repurchased shares under the 2020 Stock Repurchase Program for $92.5 million and had a remaining repurchase authorization of $37.5 million as of December 31, 2023. On November 1, 2023, the Board of Directors extended the maturity date of the program from December 15, 2023 to June 30, 2024.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our corporate information technology, communication networks, enterprise applications, accounting and financial reporting platforms, and related systems are necessary for the operation of our business. We use these systems, among others, to manage our product development and manufacturing, to communicate internally and externally, to operate our accounting and record-keeping functions, and for many other key aspects of our business. Our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers, violation of data privacy or security laws, litigation, and legal, financial and reputational risk.

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical systems and our proprietary, strategic or competitive data. Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data, including risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, asset management, systems monitoring, vendor risk management program and employee training. We conduct regular reviews and tests of our information security program and also leverage audits by our internal audit team, tabletop exercises, penetration and vulnerability testing, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. We have an incident response process that relies on a multidisciplinary team for assessing and managing cybersecurity incidents, including an escalation framework based on the materiality of incidents. The multidisciplinary team includes members of our IT security function, executive management of our legal, finance, human resources, corporate communications and internal audit/risk functions and third party service providers of technical, legal and insurance services, as well as coordination with law enforcement as appropriate. Our IT security function also addresses cybersecurity threats through regular vulnerability reviews, risk registry reviews and global team meetings.

Our information security processes are integrated into our overall enterprise risk management (“ERM”) process and system. Our ERM process relies on designated risk managers to identify and assess material risks from cybersecurity threats. The risk managers form a multidisciplinary group including members of our IT security, finance, human resources and legal functions, operations and executive management, and are responsible for timely reporting of risks on an ongoing basis. Our ERM process includes an annual evaluation and ranking of the top risks captured in our ERM system against leading third party benchmark reports on global risks.

We work with third parties from time to time that assist us to identify, assess, and manage cybersecurity risks, including professional services firms, consulting firms, threat intelligence service providers, and penetration testing firms.

To operate our business, we utilize certain third-party service providers to support a variety of functions. We seek to engage reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider, conducting security assessments, and conducting periodic reassessments during their engagement.

Our systems periodically experience directed attacks that may be intended to lead to financial loss, interruptions and delays in our operations as well as loss, misuse or theft of personal information (of third parties, employees, and other stakeholders) and other data, confidential information or intellectual property. However, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk factors” in this annual report on Form 10-K, including “Security breaches and other disruptions to our information technology networks and systems, including a disruption related to cybersecurity, could interfere with our operations and could compromise the confidentiality of our proprietary information or personal information”, for additional discussion about cybersecurity-related risks.

Governance

Our Board of Directors holds oversight responsibility for the Company’s strategy and risk management, including material risks related to cybersecurity threats. This oversight is executed directly by the Board of Directors and through its committees. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

The Audit Committee of the Board of Directors (the “Audit Committee”) oversees the quality and effectiveness of the control and enterprise risk management processes of systemic risks, including cybersecurity, in accordance with its charter. The Audit Committee receives reports and engages in regular discussions with management regarding the Company’s significant financial risk exposures and the measures implemented to monitor and reasonably manage these risks, including those that may result from material cybersecurity threats. The Audit Committee also receives reports on material cybersecurity and data privacy incidents (if any), which would include plans to mitigate and respond to such incidents, and status on key information security initiatives. These discussions include the Company’s enterprise risk assessment and risk management policies.

The Technology Committee of the Board of Directors oversees the management of risks associated with the Company’s products and technologies, including cybersecurity risks related to new product technologies or significant innovations to existing product technologies, in accordance with its charter.

Our Vice President & Chief Information Officer (the “CIO”) leads our global information security organization and reports to the Board of Directors on matters related to cybersecurity on behalf of the Company’s management. Our CIO has over 20 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies. Team members who support our information security program have relevant educational and industry experience, including holding similar positions at large industrial and technology companies.

Our CIO leads an internal IT Security Committee that meets regularly to oversee company-wide efforts to address cybersecurity threats, to assess the effectiveness of our information security program and to prioritize efforts to improve our security measures and planning. Our IT Security Committee includes members of our IT security function and executive management of our legal, finance and internal audit/risk, human resources and corporate communications and technology functions.

ITEM 2. PROPERTIES

As of December 31, 2023, we operate in more than 30 locations across 13 countries, which are primarily for manufacturing, assembly, distribution, warehousing, engineering and testing. The majority of our Automotive facilities located outside of the U.S. are principally used in manufacturing and distribution and are located in China, Hungary, Mexico, North Macedonia, South Korea, Ukraine, Czech Republic, Germany, and Vietnam. Our global headquarters is located in Northville, Michigan, our European headquarters is located in Odelzhausen, Germany and our Asia-Pacific headquarters is located in Shanghai, China. Our Medical business is principally comprised of our headquarters and manufacturing site located in Cincinnati, Ohio and our manufacturing sites in Germany and China. We also have sales offices, warehouses and engineering centers, strategically located throughout the world. Nearly all of our manufacturing and distribution sites in Mexico and Asia are leased, while most of our European sites are owned.

ITEM 3. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, however, there is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2023.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the Nasdaq Global Select Market under the symbol “THRM.”

Holders

As of February 15, 2024, our Common Stock was held by 39 shareholders of record. A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other nominees.

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

Stock Repurchase Program

In December 2020, the Board of Directors authorized a stock repurchase program (the “2020 Stock Repurchase Program”). pursuant to which the Company is authorized to repurchase up to $150 million of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023. On November 1, 2023, the Board of Directors extended the maturity date of the program from December 15, 2023 to June 30, 2024.

On November 1, 2023, following the above-noted extension, the Company entered into a Confirmation of Issuer Forward Repurchase Transaction agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) that provides for the Company to purchase shares of Common Stock in an aggregate amount of $60 million (the “ASR Repurchase Amount”) under the 2020 Stock Repurchase Program. See Note 15, “Equity,” to the consolidated financial statements included in this Annual Report for additional information.

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

Issuer Purchases of Equity Securities During Fourth Quarter 2023

Period	(a) Total Number of Shares Purchased	Average Price Paid Per Share	(a) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(a) Approximate Dollar Value of Shares That May Yet Be Purchased Under the 2020 Stock Repurchase Program
October 1, 2023 to October 31, 2023	33,437	$42.35	33,437	$97,490,518
November 1, 2023 to November 30, 2023 (b)	1,224,490	39.20	1,224,490	37,490,518
December 1, 2023 to December 31, 2023	—	—	—	37,490,518
(a)
On November 2, 2023, pursuant to the ASR agreement, we paid $60 million to Bank of America for an initial purchase of approximately 1.22 million shares of Common Stock, representing 80% of ASR Repurchase Amount. The final settlement date is scheduled to occur no later than the second quarter of 2024 and may end earlier at the option of Bank of America. As of the final settlement date, Bank of America may be required to deliver additional shares of Common Stock to the Company or the Company may be required to deliver shares of Common Stock to Bank America, such that the Company’s repurchase of Common Stock under the ASR Agreement in aggregate will equal the ASR Repurchase Amount (based on the average of the daily volume-weighted average prices of the Common Stock during the term of the ASR Agreement, less a specified discount).
(b)
The average price paid per share represents the price used in calculating the initial delivery of shares under the ASR. The final price per share will be based on the average of the daily volume-weighted average prices of the Common Stock during the term of the ASR Agreement, less a specified discount.

Performance graph

The following graph reflects the comparative changes in the value from December 31, 2018 through December 31, 2023, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our Common Stock, (2) the NASDAQ Composite index, (3) the Russell 2000 Index and (4) the Dow Jones U.S. Auto Parts Index. Historical performance may not be indicative of future shareholder returns.

		As of December 31,
		2019	2020	2021	2022	2023
Gentherm Incorporated	$100.00	$111.03	$163.12	$217.36	$163.31	$130.97
NASDAQ Composite	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
Russell 2000	$100.00	$125.52	$150.58	$172.90	$137.56	$160.85
Dow Jones US Auto Parts	$100.00	$127.43	$149.74	$181.18	$133.28	$133.22

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

Overview

Gentherm Incorporated is the global market leader of innovative thermal management and pneumatic comfort technologies for the automotive industry and a leader in medical patient temperature management. Automotive products include variable temperature Climate Control Seats® (“CCS”), heated automotive interior systems (including heated seats, steering wheels, armrests and other components), battery performance solutions, cable systems, lumbar and massage comfort solutions, fuel management valves and other valves for brake and engine systems, and other electronic devices. Our automotive products can be found on vehicles manufactured by nearly all the major original equipment manufacturers ("OEMs") operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Medical products include patient temperature management systems. Our medical products can be found in hospitals throughout the world, primarily in the U.S., China, Germany and Brazil. The Company is also developing a number of new technologies and products that will help enable improvements to existing products, improve health, wellness and patient outcomes and will lead to new product applications for existing and new and adjacent markets.

Our Automotive sales are driven by the number of vehicles produced by the OEMs, which is ultimately dependent on consumer demand for automotive vehicles, our product content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. Historically, new vehicle demand and product content (i.e. vehicle features) have been driven by macroeconomic and other factors, such as interest rates, automotive manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives. Vehicle content has also been driven by trends in consumer preferences, such as preferences for smart devices and features, personalized user experience, and comfort, health and wellness. Economic volatility or weakness in North America, Europe or Asia, as well as global geopolitical factors, have had and could result in a significant reduction in automotive sales and production by our customers, which have had and would have an adverse effect on our business, results of operations and financial condition. We believe our diversified OEM customer base and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns in the ordinary course. However, shifts in the mix of global automotive production to higher cost regions or to vehicles that contain less of our product content as well as continuing production challenges and inflationary pressures could adversely impact our profitability. In addition, we may be adversely impacted by volatility or weakness in markets for hybrid or electric vehicles specifically. We believe our products offer certain advantages for hybrid and electric vehicles, including improved energy efficiency, and position us well to withstand changes in the volume mix between vehicles driven by internal combustion engines and hybrid and other electric vehicles. We believe our industry is increasingly progressing towards a focus on human comfort and health and wellness, which is evidenced by increasing adoption rates for comfort products. We believe that products we are developing, such as ClimateSense®, WellSense™ and our acquisition of Alfmeier’s pneumatic comfort solutions, position us well to address trends in consumer preferences such as personalized user experience, comfort, health and wellness.

Recent Trends

Global Conditions

Since 2020, the global economy has experienced significant volatility and supply chain disruption, which has had a widespread adverse effect on the global automotive industry. These macroeconomic conditions have resulted in fluctuating demand and production disruptions, facility closures, labor shortages and work stoppages. In addition, global inflation has increased significantly beginning in 2021. Although supply chain conditions have steadily improved and certain inflationary pressures have moderated throughout fiscal year 2023, rising costs of materials, labor, equipment and other inputs used to manufacture and sell our products, including freight and logistics costs, have impacted, and may in the future impact, operating costs and operating results. We continue to employ measures to mitigate the impact of cost increases through identification of sourcing and manufacturing efficiencies where possible. However, we have been unable to fully mitigate or pass through the increases in our operating costs, which may continue in the future.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Therefore, fluctuations in foreign currency exchange rates can create volatility in the results of operations and may adversely affect our financial condition.

We have a global manufacturing footprint that enables us to serve our customers in the regions they operate and shift production between regions to remain competitive. Throughout the year there have been various ongoing geopolitical conflicts, such as the current conflicts between Russia and Ukraine, and between Israel and Hamas, heightened tensions in the Red Sea, and potential tensions in the South China Sea. These conflicts have interrupted ocean freight shipping and if prolonged or intensified, could have a substantial adverse effect on our financial results. We, like other manufacturers, have a high proportion of fixed structural costs, and therefore relatively small changes in industry vehicle production can have a substantial effect on our financial results. If industry vehicle sales were to decline to levels significantly below our planning assumption, the decline could have a substantial adverse effect on our financial condition, results of operations, and cash flow.

In the second half of 2023, several North American OEMs experienced union-led labor strikes at certain of their facilities. As the automotive industry relies heavily on “just-in-time” delivery of components, these strikes led to labor shortages, work stoppages and other related disruptions. These disruptions limited the purchases of our products, which resulted in an insignificant impact on product revenues; however, any such future strikes could have a significant negative impact on our business.

Despite these various challenges, global light vehicle production in 2023 in the Company’s key markets of North America, Europe, China, Japan and Korea, increased 11.4% as compared to 2022, according to the forecasting firm S&P Global Mobility (February 2024 release).

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework. The effective dates for different aspects of the directive are January 1, 2024, and January 1, 2025. Upon adoption of this directive, the Company does not expect it to have a material impact to the Company’s financial statements. The Company will continue to evaluate the potential impact on future periods of these tax regulations.

Fit-for-Growth 2.0

During the first half of 2023, the Company launched Fit-for-Growth 2.0 to execute our long-term growth strategy. Fit-for-Growth 2.0 is expected to deliver significant cost reductions through sourcing excellence, value engineering, manufacturing productivity, manufacturing footprint optimization, product profitability and cost synergies from the Alfmeier acquisition. Additionally, the program is intended to drive operating expense efficiency to leverage scale.

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

See Note 4, “Acquisitions” of the consolidated financial statements included in this Annual Report for additional information.

Impairments – Non-Automotive Electronics Business

On December 31, 2022, the Company approved a plan to exit its non-automotive electronics business to strengthen the Company’s core business and focus its resources and equipment with businesses and investments that are more strategic and profitable. As of December 31, 2023, the Company has substantially completed the exit of this business.

During the year ended December 31, 2023, the Company recorded non-cash impairment charges of $6.1 million for the write down of inventory within the Automotive segment. This charge is recorded in Cost of sales.

During the year ended December 31, 2022, the Company recorded non-cash impairment charges of $9.4 million, $5.6 million and $0.7 million for write downs of inventory, intangible assets and property and equipment, respectively, within the Automotive segment.

Impairments - Medical Segment

As of December 31, 2022, the estimated fair value of the Medical reporting unit exceeded its carrying value by less than 10%. During the second quarter of 2023, the Company’s Medical reporting unit did not perform in-line with forecasted results primarily driven by slower than anticipated revenue growth. As a result, an indicator of impairment was identified and the Company performed an interim quantitative assessment as of June 30, 2023. The results of this quantitative analysis indicated the carrying value of the reporting unit exceeded the fair value, and accordingly, an impairment expense was recorded for $19.5 million.

The primary factors leading to the decline in value from the analysis performed at December 31, 2022 were a reduction in expected future cash flows, due to the Company re-evaluating its forecasted results and an increase in the discount rate that is based on the Medical reporting unit’s weighted average cost of capital. The decline in expected future cash flows resulted primarily from a reduction of forecasted revenue growth rates. If the Company’s revised expectation of revenue growth is not achieved or if the estimated growth rates are reduced because of new information or experience, the fair value of the Medical reporting unit could decrease, which could result in further impairment of goodwill. No further impairment was recorded as of December 31, 2023.

2023 Manufacturing Footprint Rationalization

On September 19, 2023, the Company committed to a restructuring plan (“2023 Plan”) to improve the Company’s manufacturing productivity and rationalize its footprint. Under this 2023 Plan, the Company will relocate certain existing manufacturing and related activities in its Greenville, South Carolina facility to a new facility in Monterrey, Mexico.

The Company expects to incur total costs of between $12 million and $16 million, of which between $11 million and $15 million are expected to be cash expenditures. The actions under the 2023 Plan are expected to be substantially completed by the end of 2025 and generate annual benefits of between $5 million and $6 million. The actual timing, costs and savings of the 2023 Plan may differ materially from the Company’s current expectations and estimates. During the year ended December 31, 2023, the Company recognized restructuring expense of $0.5 million for employee separation costs and $0.2 million for other costs.

See Note 5, “Restructuring and Impairments” to the consolidated financial statements included in this Annual Report for additional information related to this plan.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm S&P Global Mobility (February 2024 release), global light vehicle production in 2023 in the Company’s key markets of North America, Europe, China, Japan and Korea, as compared to 2022, are shown below (in millions of units):

	2023	2022	% Change
North America	15.7	14.3	9.7%
Europe	17.9	15.8	12.9%
Greater China	29.0	26.4	10.0%
Japan / South Korea	12.8	11.1	14.6%
Total light vehicle production volume in key markets	75.4	67.7	11.4%

The S&P Global Mobility report (February 2024 release) forecasted light vehicle production volume in the Company’s key markets for full year 2024 to decrease to 75.0 million units, a 0.5% decrease from full year 2023 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts have been and may continue to be significantly different from period to period due to changes in macroeconomic conditions or matters specific to the automotive industry. Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of S&P Global Mobility or other third-party sources.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During 2023, we secured an estimated $2,630 million of automotive new business awards, which set a new record of annual new business awards for the Company. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that new business awards are an indicator of future revenue. New business awards are not projections of revenue or future business as of December 31, 2023, the date of this Annual Report or any other date. Customer projections regularly change over time, and we do not update our calculation of any new business award after the date initially communicated. Automotive new business awards in 2023 also do not reflect, in particular, the impact of macroeconomic and geopolitical challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties as described in Item 1 under “Forward-Looking Statements” of this Annual Report.

Reportable Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Medical.

See Note 19, “Segment Reporting,” to the consolidated financial statements included in this Annual Report for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income.

Results of Operations Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

This section discusses our consolidated results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a detailed discussion of our consolidated results of operations for the years ended December 31, 2022 compared to the year ended December 31, 2021, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Results of Operations Year Ended December 31, 2022 Compared to December 31, 2021” in our annual report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 24, 2023.

The results of operations for the years ended December 31, 2023 and 2022, in thousands, were as follows:

	Year Ended December 31,
	2023	2022	Favorable / (Unfavorable)
Product revenues	$1,469,076	$1,204,656	$264,420
Cost of sales	1,117,452	931,006	(186,446)
Gross margin	351,624	273,650	77,974
Operating expenses:
Net research and development expenses	94,358	85,722	(8,636)
Selling, general and administrative expenses	155,579	132,693	(22,886)
Impairment of goodwill	19,509	—	(19,509)
Impairment of intangible assets and property and equipment	4,739	637	(4,102)
Restructuring expenses	—	6,291	6,291
Total operating expenses	274,185	225,343	(48,842)
Operating income	77,439	48,307	29,132
Interest expense, net	(14,641)	(4,294)	(10,347)
Foreign currency loss	(5,918)	(6,778)	860
Other (loss) income	(1,926)	1,147	(3,073)
Earnings before income tax	54,954	38,382	16,572
Income tax expense	14,611	13,941	(670)
Net income	$40,343	$24,441	$15,902

Product revenues by product category, in thousands, for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022	% Change
Climate Control Seat	$482,665	$426,046	13.3%
Seat Heaters	308,588	283,970	8.7%
Steering Wheel Heaters	153,943	120,949	27.3%
Lumbar and Massage Comfort Solutions (a)	144,923	56,980	154.3%
Valve Systems (a)	106,262	41,980	153.1%
Automotive Cables	79,993	76,962	3.9%
Battery Performance Solutions	75,484	71,907	5.0%
Electronics	40,387	44,106	(8.4)%
Other Automotive	30,707	38,716	(20.7)%
Subtotal Automotive segment	1,422,952	1,161,616	22.5%
Medical segment (a)	46,124	43,040	7.2%
Total Company	$1,469,076	$1,204,656	21.9%

(a)
Includes product revenues from acquisitions since their respective acquisition dates (see Note 4).

Product Revenues

Below is a summary of our Product revenues, in thousands, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,			Variance Due To:
	2023	2022	Favorable / (Unfavorable)	Automotive Volume	FX	Acquisition	Pricing/ Other	Total
Product revenues	$1,469,076	$1,204,656	$264,420	$123,773	$879	$152,844	$(13,076)	$264,420

Product revenues for the year ended December 31, 2023 increased 21.9% as compared to the year ended December 31, 2022. The increase in product revenues is due to favorable volumes in several product lines within the Automotive segment, favorable foreign currency impacts primarily attributable to the Euro, and the inclusion of sales from Alfmeier and Dacheng since the acquisitions, partially offset by lower cost recoveries from customers and unfavorable foreign currency impacts primarily attributable to the Chinese Renminbi, the Korean Won and the Japanese Yen.

Cost of Sales

Below is a summary of our Cost of sales and Gross margin, in thousands, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,			Variance Due To:
	2023	2022	Favorable / (Unfavorable)	Automotive Volume	FX	Operational Performance	Acquisitions and Other	Total
Cost of sales	$1,117,452	$931,006	$(186,446)	$(74,166)	$(8,847)	$52,253	$(155,686)	$(186,446)
Gross margin	351,624	273,650	77,974	$49,607	$(7,968)	$41,235	$(4,900)	$77,974
Gross margin - Percentage of product revenues	23.9%	22.7%

Cost of sales for the year ended December 31, 2023 increased by 20.0% as compared to the year ended December 31, 2022. The increase in cost of sales is primarily due to increased volumes in our Automotive segment, inflation associated with wages and material costs, non-automotive electronics inventory charges related to the exit of such business, the full inclusion of expenses from the acquired businesses and unfavorable foreign currency impacts primarily attributable to the Mexican Peso and the Euro. These increases were partially offset by lower freight and duties costs, and favorable foreign currency impacts primarily attributable to the Chinese Renminbi and the Ukrainian Hryvnia.

Net Research and Development Expenses

Below is a summary of our Net research and development expenses, in thousands, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Favorable / (Unfavorable)
Research and development expenses	$125,692	$105,914	$(19,778)
Reimbursed research and development expenses	(31,334)	(20,192)	11,142
Net research and development expenses	$94,358	$85,722	$(8,636)
Percentage of product revenues	6.4%	7.1%

Net research and development expenses for the year ended December 31, 2023 increased 10% as compared to the year ended December 31, 2022. The increase in net research and development expenses is primarily related to the full inclusion of net expenses from Alfmeier, and increased investments to support new program wins, partially offset by higher customer reimbursements, excluding those from Alfmeier.

Selling, General and Administrative Expenses

Below is a summary of our Selling, general and administrative expenses, in thousands, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Favorable / (Unfavorable)
Selling, general and administrative expenses	$155,579	$132,693	$(22,886)
Percentage of product revenues	10.6%	11.0%

Selling, general and administrative expenses for the year ended December 31, 2023 increased 17% as compared to the year ended December 31, 2022. The increase in selling, general and administrative expenses is primarily related to the full inclusion of expenses from acquired businesses and higher compensation expense, partially offset by lower acquisition costs.

Impairment of Goodwill

Below is a summary of our Impairment of goodwill, in thousands, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Favorable / (Unfavorable)
Impairment of goodwill	$19,509	$—	$(19,509)

Impairment of goodwill is related to the recorded Medical reporting unit goodwill impairment.

Impairment of Intangible Assets and Property and Equipment

Below is a summary of our Impairment of intangible assets and property and equipment, in thousands, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Favorable / (Unfavorable)
Impairment of intangible assets and property and equipment	$4,739	$637	$(4,102)

Impairment of intangible assets and property and equipment is primarily related to the intangible asset and property and equipment impairment recorded as a result of the Company’s exit of its non-automotive electronics business.

Restructuring Expenses

Below is a summary of our Restructuring expenses, in thousands, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Favorable / (Unfavorable)
Restructuring expenses	$—	$6,291	$6,291

Restructuring expenses primarily relate to the 2023 Plan and other discrete restructuring activities focused on optimizing our manufacturing and engineering footprint and the reduction of global overhead expenses. See Note 5, "Restructuring and Impairments," in the notes to the consolidated financial statements included in this Annual Report for additional information.

Interest Expense

Below is a summary of our Interest expense, in thousands, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Favorable / (Unfavorable)
Interest expense, net	$(14,641)	$(4,294)	$(10,347)

The increase in interest expense during the year ended December 31, 2023 compared to 2022 primarily relates to higher interest rates on the revolving credit agreement and larger debt balances throughout the year, as well as less benefit from the change in fair value of the interest rate swap derivative. See Note 9, "Debt," in the notes to the consolidated financial statements included in this Annual Report for additional information.

Foreign Currency Loss

Below is a summary of our Foreign currency loss, in thousands, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Favorable / (Unfavorable)
Foreign currency loss	$(5,918)	$(6,778)	$860

Foreign currency loss for the year ended December 31, 2023 included net realized foreign currency gain of $3.2 million and unrealized net foreign currency loss of $9.1 million.

Foreign currency gain for the year ended December 31, 2022 included net realized foreign currency loss of $2.1 million and unrealized net foreign currency loss of $4.7 million.

Other (Loss) Income

Below is a summary of our Other (loss) income, in thousands, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Favorable / (Unfavorable)
Other (loss) income	$(1,926)	$1,147	$(3,073)

The decrease in other income primarily is driven by an impairment in our investment in Carrar Ltd. See Note 2, "Summary of Significant Accounting Policies," in the notes to the consolidated financial statements included in this Annual Report for additional information.

Income Tax Expense

Below is a summary of our Income tax expense, in thousands, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Favorable / (Unfavorable)
Income tax expense	$14,611	$13,941	$(670)

Income tax expense was $14.6 million for the year ended December 31, 2023, on earnings before income tax of $55.0 million, representing an effective tax rate of 26.6%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the unfavorable impact of the global intangible low-tax income ("GILTI"), withholding taxes, other non-deductible expenses, the impact of income taxes on foreign earnings at tax rates varying from the U.S statutory tax rate and the tax effect of a goodwill impairment, partially offset by research development credits and prior year adjustments in various jurisdictions.

Income tax expense was $13.9 million for the year ended December 31, 2022, on earnings before income tax of $38.4 million, representing an effective tax rate of 36.3%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the unfavorable impact of the GILTI, withholding taxes, other non-deductible expenses and acquisition costs and uncertain tax positions, partially offset by certain favorable tax effects on equity vesting, research and development credits in various jurisdictions and the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate.

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

As of December 31, 2023, the Company had $149.7 million of cash and cash equivalents and $278.0 million of availability under our Second Amended and Restated Credit Agreement. See Note 13, “Financial Instruments” of the consolidated financial statements included in this Annual Report for details regarding our factoring arrangements. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of December 31, 2023, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $125.3 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents and borrowings available under our Second Amended and Restated Credit Agreement, receivables factoring arrangements, and cash flows from operations will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The table below summarizes our cash activity for each of the last two fiscal years (in thousands):

	Year Ended December 31,
	2023	2022
Cash and cash equivalents at beginning of period	$153,891	$190,606
Net cash provided by operating activities	119,265	14,947
Net cash used in investing activities	(24,123)	(239,899)
Net cash (used in) provided by financing activities	(106,051)	189,927
Foreign currency effect on cash and cash equivalents	6,691	(1,690)
Cash and cash equivalents at end of period	$149,673	$153,891

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $119.3 million and $14.9 million for the years ended December 31, 2023 and 2022, respectively. Cash flow provided by operating activities for the year ended December 31, 2023 consisted primarily of net income of $40.3 million, increased by $66.2 million for non-cash charges for depreciation, amortization, stock based compensation, loss on disposition of property and equipment and other, $6.9 million for inventory provisions, and $19.5 million of goodwill impairment, partially offset by non-cash charges of $13.1 million for deferred income taxes and $0.6 million related to changes in assets and liabilities. Cash flow provided by operating activities for the year ended December 31, 2022 consisted primarily of net income of $24.4 million, increased by $51.8 million for non-cash charges for depreciation, amortization, non-cash stock based compensation, and loss on disposition of property and equipment, $15.9 million for inventory provisions, and impairments of intangible assets and property and equipment of $6.3 million related to the planned exit of the non-automotive electronics business, partially offset by non-cash charges of $7.3 million for deferred income taxes and other, and $76.9 million related to changes in assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities totaled $24.1 million and $239.9 million for the years ended December 31, 2023 and 2022, respectively. The decrease in usage is primarily attributable to 2022 payments for the Alfmeier and Dacheng acquisitions of $205.5 million, which did not recur, partially offset by the inclusion of a full year of proceeds from deferred purchase price of factored receivables related to Alfmeier during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Cash Flows From Financing Activities

Net cash used in financing activities totaled $106.1 million for the year ended December 31, 2023 and net cash provided by financing activities totaled $189.9 million for the year ended December 31, 2022. Cash flows used in financing activities for the year ended December 31, 2023 primarily included $91.1 million of cash paid for the repurchase of Common Stock, $72.3 million of debt repayments and $2.9 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year, partially offset by $60.0 million of debt borrowings. Cash flows provided by financing activities for the year ended December 31, 2022 primarily included $207.0 million of debt borrowings to fund acquisitions and $1.7 million of proceeds from the exercise of common stock options, partially offset by $13.1 million of debt repayments and $5.5 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year.

Debt

The following table summarizes the Company’s debt at December 31, 2023 and 2022 (dollars in thousands):

	December 31,
	2023		2022
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
U.S. Revolving Note (U.S. Dollar denominations)	6.58%	$222,000	5.80%	$232,000
Other loans	3.90%	233	3.89% - 5.21%	2,011
Finance leases	3.53%	605	3.57%	1,085
Total debt		222,838		235,096
Current maturities		(621)		(2,443)
Long-term debt, less current maturities		$222,217		$232,653

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

Finance Leases

As of December 31, 2023 and 2022, there was $0.6 million and $1.1 million of outstanding finance leases, respectively.

Other Sources of Liquidity

Receivable Factoring

The Company is party to receivable factoring agreements with unrelated third parties under which we can sell receivables for certain account debtors, on a revolving basis, subject to outstanding balances and concentration limits. The receivable factoring agreements are transferred in their entirety to the acquiring entities and are accounted for as a sale. Some of the agreements, including those assumed through the acquisition of Alfmeier, have deferred purchase price arrangements. See Note 13, “Financial Instruments” of the consolidated financial statements included in this Annual Report for further details regarding our factoring arrangements.

Material Cash Requirements

The following table summarizes current and long-term material cash requirements as of December 31, 2023, which we expect to fund primarily with operating cash flows.

	Payments Due by Period
Material Cash Requirements (in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations (1)	$222,233	$233	$—	$222,000	$—
Operating lease obligations (2)	27,429	8,533	9,244	3,825	5,827
Finance lease obligations (2)	624	402	222	—	—
Purchase obligations (3)	15,645	15,645	—	—	—
Capital commitments (4)	19,307	19,307	—	—	—
Other	150	50	100	—	—
Total	$285,388	$44,170	$9,566	$225,825	$5,827

(1)
Long-term debt obligations do not include an amount payable for interest. See Note 9, “Debt,” to the consolidated financial statements included in this Annual Report for additional information.
(2)
See Note 8, “Leases,” to the consolidated financial statements included in this Annual Report for additional information.
(3)
Purchase obligations are comprised of commitments to secure the supply of certain semiconductor chips. We have entered into agreements with various suppliers to reserve the rights to certain semiconductor chips, with volume commitments determined based on our anticipated production requirements. Such agreements provide the Company with priority access to semiconductor chips as they become available, however, these agreements do not guarantee that our suppliers will meet our requested timing and quantity. We have not included amounts for other material and component purchase obligations related to standard recurring purchases of materials for use in our manufacturing operations as these amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature.
(4)
Capital commitments is comprised of commitments for capital expenditures. Such commitments are typically less than one year.

Other Commitments

In September 2023, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. As of December 31, 2023, the Company expects to incur total costs of between $12 million and $16 million, of which between $11 million and $15 million are expected to be cash expenditures. See Note 5, “Restructuring and Impairments” to the consolidated financial statements included in this Annual Report for additional information.

In December 2021, the Company committed to make a $5 million investment in Autotech Fund III, L.P., pursuant to a limited partnership agreement. As a limited partner, the Company will periodically make capital contributions toward this total commitment amount over the expected ten year life of the fund. The Company has made contributions of approximately $0.8 million to the Autotech Fund III, LP as of December 31, 2023. Timing of the capital contributions is unknown and therefore amounts have been excluded from the Material Cash Requirements table above.

Capital Expenditures

We anticipate capital expenditures in fiscal year 2024 of approximately $65 million to $75 million. This anticipated spending is higher than prior years due to increased investments for the ramp-up of new capacity including the two new plants as a result of our record new awards. We will continue support organic growth through capacity expansion in our facilities and make capital improvements as necessary. We believe cash on hand, cash generated from operations, and the borrowing capacity available under our Second Amended and Restated Credit Agreement will be sufficient to support our capital expenditures.

Stock Repurchase Program

On December 11, 2020, the Board of Directors authorized the 2020 Stock Repurchase Program, pursuant to which the Company is authorized to repurchase up to $150 million of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023. On November 1, 2023, the Board of Directors extended the maturity date of the program from December 15, 2023 to June 30, 2024. During the year ended December 31, 2023, the Company repurchased shares under the 2020 Stock Repurchase Program for $92.5 million and have a remaining repurchase authorization of $37.5 million as of December 31, 2023.

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

On November 1, 2023, following the above-noted extension, the Company entered into a Confirmation of Issuer Forward Repurchase Transaction agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) that provides for the Company to purchase shares of Common Stock in an aggregate amount of $60 million (“ASR Repurchase Amount”) under the 2020 Stock Repurchase Program.

Under the terms of the ASR Agreement, on November 2, 2023, the Company paid $60 million to Bank of America for an initial purchase of approximately 1.22 million shares of Common Stock, representing 80% of ASR Repurchase Amount. The final settlement date is scheduled to occur no later than the second quarter of 2024 and may end earlier at the option of Bank of America. As of the final settlement date, Bank of America may be required to deliver additional shares of Common Stock to the Company or the Company may be required to deliver shares of Common Stock to Bank America, such that the Company’s repurchase of Common Stock under the ASR Agreement in aggregate will equal the ASR Repurchase Amount (based on the average of the daily volume-weighted average prices of the Common Stock during the term of the ASR Agreement, less a specified discount). There is no cash requirement as of the final settlement date and therefore it is not reflected in the Material Cash Requirements table above.

The ASR Agreement contains provisions customary for agreements of this type, including the mechanisms to determine the number of shares of Common Stock that will be delivered at settlement, the required timing of delivery of the shares of Common Stock, the circumstances under which Bank of America is permitted to make adjustments to the transaction terms, the circumstances under which the ASR Agreement may be accelerated, extended or terminated early by Bank of America and specified representations and warranties of each party to the other party.

For further information related to our stock repurchase program, see Note 15, "Equity" in the notes to the consolidated financial statements included in this Annual Report.

Effects of Inflation

The automotive component supply industry has historically been subject to inflationary pressures with respect to materials and labor. Since 2021, the automotive industry has experienced a period of significant volatility in the costs of certain materials and components, labor and transportation. Although supply chain conditions have steadily improved and certain inflationary pressures have moderated throughout fiscal year 2023, rising costs of materials, labor, equipment and other inputs used to manufacture and sell our products, including freight and logistics costs, have impacted, and may in the future impact, operating costs and operating results. These higher costs and cost increases due to inflation are expected to continue for the foreseeable future as demand remains elevated and supply remains constrained. Although the Company has developed and implemented strategies to mitigate the impact of higher material component costs and transportation costs through sourcing and manufacturing efficiencies where possible, these strategies together with commercial negotiations with Gentherm's customers and suppliers have not fully offset to date and may not fully offset our future cost increases. Such inflationary cost increase may increase the cash required to fund our operations by a material amount.

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

The Company utilizes an income approach to estimate the fair value of a reporting unit and a market valuation approach to further support this analysis. The income approach is based on projected debt-free cash flow that is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based on the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in our industry. Fair value is estimated using internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt (“cost of capital”) derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted to reflect risk, if necessary. Other significant assumptions include terminal value growth rates and terminal value margin rates. To further support the fair value estimate determined by the income approach, the Company utilizes a market valuation approach to estimate the fair value of a reporting unit. The market approach considers historical and/or anticipated financial metrics of a reporting unit and applies valuation multiples based on recent observed transactions involving companies similar enough to the reporting units from which to draw meaningful conclusions.

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

Impact if actual results differ from assumptions: As of December 31, 2023, our goodwill balance included $76.7 million related to our Automotive segment and $27.4 million related to our Medical segment. These balances could be fully or partially impaired if management does not achieve the expected cash flows assumed in the fair value estimates or if assumptions and cash flow estimates change in future periods.

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

The primary factors leading to the decline in value from the analysis performed at December 31, 2022 were a reduction in expected future cash flows, due to the Company re-evaluating its forecasted results and an increase in the discount rate that is based on the Medical reporting unit’s weighted average cost of capital. The decline in expected future cash flows resulted primarily from a reduction of forecasted revenue growth rates. If the Company’s revised expectation of revenue growth is not achieved or if the estimated growth rates are reduced because of new information or experience, the fair value of the Medical reporting unit could decrease, which could result in further impairment of goodwill. No further impairment was recorded as of December 31, 2023.

As of December 31, 2023, the estimated fair value of the Medical Reporting Unit exceeded it's carrying value by less than 15%. The Medical Reporting Unit is at risk of failing future impairment tests, as the estimate of fair value does not substantially exceed its carrying value. The Company’s estimated future cash flow projections for the Medical Reporting Unit for the period of 2024 through 2028 assume a compound annual growth rate for revenue of approximately 18.3%, which we deem to be a critical assumption in the fair value determination as of December 31, 2023. This forecasted revenue growth, which is significantly higher than historical periods, is primarily driven by our anticipated participation in China's high-growth market for patient warming devices and anticipated product launches that are expected to increase volume and price due to new features and product capabilities. Realization of this assumed revenue growth is dependent on the successful launch of these new products and product features and the acceptance of customers. If this revenue growth is not achieved or if the estimated growth rates are reduced because of new information or experience, the fair value of the Medical Reporting Unit could decrease, which could result in a material impairment of goodwill. Additionally, forecasted cash flows assume margin expansion as a direct result of the forecasted revenue growth. If we experience higher costs than assumed in our forecast or if we experience other deviations from forecasted results and/or external factors (e.g., continued increasing of interest rates), it could result in a material impairment.

The Company's reporting units in its Automotive segment each have a fair value that is substantially in excess of its respective carrying value as of December 31, 2023.

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

For the year ended December 31, 2023, each change of the effective tax rate by one percentage point would impact income tax expense by $0.5 million.

Recent Accounting Pronouncements

For a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations, as well as significant accounting standards that have been adopted during the year ended December 31, 2023, see Note 3, “New Accounting Pronouncements,” to the consolidated financial statements included in this Annual Report.

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

Information related to the fair values of all derivative instruments in our consolidated balance sheet as of December 31, 2023 is set forth in Note 13, “Financial Instruments” in the consolidated financial statements included in this Annual Report.

Interest Rate Sensitivity

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations, excluding finance leases. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2024	2025	2026	2027	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate	$—	$—	$—	$222,000	$222,000	$222,000
Variable interest rate as of December 31, 2023				6.58%	6.58%
Fixed rate	$233	$—	$—	$—	$233	$233
Fixed interest rate	3.90%				3.90%

Based on the amounts outstanding as of December 31, 2023, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $2.2 million. To hedge the Company's exposure to interest payment fluctuations on a portion of the borrowings, we entered into a floating-to-fixed interest rate swap agreement with a notional amount of $100.0 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2024	2025	Total	Fair Value
USD Functional Currency
Forward Exchange Agreements:
(Receive MXN / Pay USD)
Total contract amount	$67,406	$33,703	$101,109	$8,655
Average contract rate	16.91	16.91	16.91

The table below presents the potential gain and loss in fair value for the foreign currency derivative contracts from a hypothetical 10% change in quoted currency exchange rates.

	2023		2022
Exchange Rate Sensitivity	Potential loss in fair value	Potential gain in fair value	Potential loss in fair value	Potential gain in fair value
Forward Exchange Agreement:(Receive MXN / Pay USD)	$7,179	$9,798	$3,999	$4,888

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The attestation report of the Company’s independent registered public accounting firm, regarding the effectiveness of the Company’s internal control over financial reporting, is set forth in Item 15, "Exhibits and Financial Statement Schedules," included under the caption "Report of Independent Registered Public Accounting Firm".

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Except as set forth below, during the three months ended December 31, 2023, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

On December 6, 2023, Phillip Eyler, our President and Chief Executive Officer and a director of our Board, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The trading plan provides for the sale of up to 134,684 shares of our Common Stock upon the exercise of stock options; such stock options have an expiration date of December 4, 2024. The trading plan expires on November 29, 2024 or such earlier date when all transactions under the trading plan are completed.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2024 annual meeting of shareholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1 – Election of Directors”, “Board Matters – The Board of Directors”, “Board Matters – Standing Committees of the Board”, “Board Matters – Corporate Governance”, “Executive Officers” and “Additional Information – Requirements for Submission of Shareholder Proposals and Nominations for 2025 Annual Meeting.”

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Board Matters – Director Compensation”, “Compensation Discussion & Analysis”, “Compensation and Talent Committee Report”, “Named Executive Officer Compensation Tables”, “Pay Versus Performance” and “CEO Pay Ratio.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is set forth under the following caption in our Proxy Statement, which is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is set forth under the following caption in our Proxy Statement, which is incorporated herein by reference: “Audit Committee Matters.”

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

2.
Financial Statement Schedule.

The following Schedule to Financial Statements is included herein:

Schedule II — Valuation and Qualifying Accounts.

3.
Exhibits.

The exhibits to this Annual Report are as follows:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
2*	Share Purchase and Transfer Agreement, dated May 4, 2022, by and among Gebhardt Holding GmbH, ELBER GmbH, Gentherm GmbH, and Andreas Gebhardt, Markus Gebhardt and Dr. Johann Vialberth		10-Q	3/31/22	2.1	5/4/22
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
4	Description of Securities		10-K	12/31/19	4	2/20/20
10.1**	Summary of Non-Employee Director Compensation (effective starting with the 2021 annual meeting of shareholders)		10-Q	6/30/21	10.3	7/30/21
10.2**	Second Amended and Restated Gentherm Incorporated Senior Level Performance Bonus Plan		8-K		10.1	3/15/21
10.3.1**	2013 Equity Incentive Plan		Schedule 14A		A	4/22/13
10.3.2**	Amendment to the Gentherm Incorporated 2013 Equity Incentive Plan		8-K		10.2	5/19/17
10.3.3**	Second Amendment to the Gentherm Incorporated 2013 Equity Incentive Plan, effective as of May 21, 2020		8-K		10.1	5/26/20
10.3.4**	Form of Stock Option Award Agreement under the 2013 Equity Incentive Plan		8-K		10.1	6/27/13
10.3.5**	Form of Stock Appreciation Right Award Agreement under the 2013 Equity Incentive Plan		8-K		10.2	6/27/13
10.3.6**	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Plan		8-K		10.3	6/27/13
10.3.7**	Form of Restricted Stock Award Agreement (Retention Award) under the 2013 Equity Incentive Plan		8-K		10.1	10/4/17
10.3.8**	Form of Restricted Stock Unit Award Agreement (Performance-Based) under the 2013 Equity Incentive Plan		8-K		10.1	6/13/18
10.3.9**	Form of Restricted Stock Unit Award Agreement (Time-Based) under the 2013 Equity Incentive Plan		8-K		10.2	6/13/18
10.3.10**	Form of Restricted Stock Unit Award Agreement (Performance-Based) under the 2013 Equity Incentive Plan – Anversa		8-K		10.2	12/12/18
10.3.11**	Form of Restricted Stock Unit Award Agreement (Time-Based) under the 2013 Equity Incentive Plan – Anversa		8-K		10.3	12/12/18
10.3.12**	Form of Restricted Stock Unit Award Agreement (Performance-Based) under the 2013 Equity Incentive Plan (effective as of 2020 grants)		10-Q	3/31/20	10.1	5/7/20
10.3.13**	Form of Restricted Stock Unit Award Agreement (Time-Based) under the 2013 Equity Incentive Plan (effective as of 2020 grants)		10-Q	3/31/20	10.2	5/7/20
10.3.14**	Form of Restricted Stock Award Agreement (Director) under the Gentherm Incorporated 2013 Equity Incentive Plan		10-Q	6/30/20	10.7	8/4/20

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.3.15**	Form of Restricted Stock Award Agreement (Director) (effective as of 2021 grants)		10-Q	6/30/21	10.2	7/30/21
10.3.16**	Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (effective as of 2021 grants)		8-K		10.2	3/15/21
10.3.17**	Form of Performance Stock Unit Award Agreement under the 2013 Equity Incentive Plan (effective as of 2021 grants)		8-K		10.3	3/15/21
10.4.1**	Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.1	5/18/23
10.4.2**	Form of Performance Stock Unit Award Agreement under the Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.2	5/18/23
10.4.3**	Form of Restricted Stock Unit Award Agreement under the Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.3	5/18/23
10.4.4**	Form of Restricted Stock Award Agreement (Director) under the Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.4	5/18/23
10.5.1	Second Amended and Restated Credit Agreement, dated as of June 10, 2022, by and among Gentherm Incorporated, Gentherm (Texas), Inc., Gentherm Licensing, Limited Partnership, Gentherm Medical, LLC, Gentherm GmbH, Gentherm Enterprises GmbH and Gentherm Licensing GmbH, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer.		8-K		10.1	6/13/22
10.5.2	Second Amended and Restated Pledge and Security Agreement, dated as of June 10, 2022, by and among Gentherm Incorporated, Gentherm (Texas), Inc., Gentherm Medical, LLC, Gentherm Properties I, LLC, Gentherm Properties II, LLC and Bank of America, N.A.		8-K		10.2	6/13/22
10.6.1**	Employment Contract between Gentherm Incorporated and Phillip Eyler, dated as of September 18, 2017		8-K		10.1	10/3/17
10.6.2**	Amendment to Employment Terms between Gentherm Incorporated and Phillip Eyler, dated as of December 7, 2018		8-K		10.1	12/7/18
10.6.3**	Second Amendment to Employment Terms between Gentherm Incorporated and Phillip Eyler dated as of April 21, 2020		10-Q	6/30/20	10.4	8/4/20
10.7.1**	Offer Letter between Gentherm Incorporated and Matteo Anversa, dated as of October 22, 2018		8-K		10.1	12/12/18
10.7.2**	First Amendment to Offer Letter Agreement between Gentherm Incorporated and Matteo Anversa dated as of April 21, 2020		10-Q	6/30/20	10.5	8/4/20
10.7.3**	Second Amendment to Offer Letter Agreement between Gentherm Incorporated and Matteo Anversa, dated as of March 12, 2021		8-K		10.5	3/15/21
10.8.1**	Employment Contract between Gentherm GmbH and Thomas Stocker, effective September 1, 2019		10-Q	9/30/19	10.1	10/29/19
10.8.2**	First Amendment to the Employment Agreement between Gentherm Enterprises GmbH and Thomas Stocker, effective June 28, 2021		10-Q	6/30/21	10.1	7/30/21
10.9.1**	Offer Letter between Gentherm Incorporated and Hui (Helen) Xu, effective November 4, 2019		10-K	12/31/19	10.11	2/20/20

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.9.2**	Amendment to Offer Letter between Gentherm Incorporated and Helen Xu, dated as of August 21, 2023		10-Q	9/30/23	10.1	10/26/23
10.10**	Severance Pay Plan for Eligible Employees of Gentherm Incorporated		8-K		10.4	3/15/21
10.11**	Form of First Amendment to Executive Offer Letter		8-K		10.7	3/15/21
10.12.1**	Amended and Restated Gentherm Incorporated Deferred Compensation Plan, dated May 20, 2019 (and effective January 1, 2019)		10-Q	6/30/19	10.4	7/26/19
10.12.2**	Deferred Compensation Agreement, between Gentherm Incorporated and Phillip Eyler, dated as of December 31, 2018.		8-K		10.2	1/4/19
10.13	Confirmation of Issuer Forward Repurchase Transaction between Gentherm Incorporated and Bank of America, N.A., dated as of November 1, 2023		8-K		10	11/2/23
10.14**	Summary of Non-Employee Director Compensation (effective starting with the 2024 annual meeting of shareholders)	X
21	List of Subsidiaries (Direct and Indirect) of the Company	X
23.1	Consent of Ernst & Young LLP	X
24	Power of Attorney	X
31.1	Section 302 Certification - CEO	X
31.2	Section 302 Certification – CFO	X
32.1***	Section 906 Certification – CEO	X
32.2***	Section 906 Certification - CFO	X
97	Gentherm Incorporated Policy for the Recovery of Erroneously Awarded Compensation	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Date File – the cover page XBRL tags are embedded within the Inline XBRL document	X
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

ITEM 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Gentherm Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gentherm Incorporated (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter

As of December 31, 2023, the Company’s goodwill was $104.1 million consisting of $76.7 million in the automotive segment and $27.4 million in the medical segment. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually as of December 31 and whenever events or changes in circumstances indicate that it is more likely than not that a reporting unit’s fair value is less than it’s carrying amount.

As discussed in Note 7, during the second quarter of 2023, an indicator of impairment was identified in the medical segment (reporting unit) and the Company performed an interim quantitative assessment as of June 30, 2023. The results of this quantitative analysis indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit, and accordingly an impairment expense was recorded for $19.5 million.

Auditing management’s interim and annual goodwill impairment assessments for the medical reporting unit and a reporting unit within its automotive segment were complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimates used in the valuation of these reporting units were sensitive to significant assumptions depending on the reporting unit, such as changes in the discount rate, revenue growth rates, including the terminal growth rate and operating margins, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s interim and annual goodwill assessment, and annual forecasting process whereby the Company develops significant assumptions that are used in its analyses. This included controls over management's review of the valuation model and the significant assumptions used in the fair value measurements discussed above.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the methodologies used and directly testing the significant assumptions and the underlying data used by the Company in its analyses, including assessing the completeness and accuracy of such underlying data. We utilized internal valuation specialists to assist in the evaluation of the assumptions and other relevant information that are most significant to the fair value estimate of the reporting units, such as assessing the fair value methodologies applied and evaluating the reasonableness of the discount rate selected by management. We compared the significant assumptions used by management to current industry and economic trends, historical performance, guideline public companies in the same industry and strategic plans. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2020.

Detroit, Michigan

February 21, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Gentherm Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Gentherm Incorporated’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Gentherm Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Detroit, Michigan

February 21, 2024

GENTHERM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$149,673	$153,891
Accounts receivable, net	253,579	247,131
Inventory, net	205,892	218,248
Other current assets	78,420	64,597
Total current assets	687,564	683,867
Property and equipment, net	245,234	244,480
Goodwill	104,073	119,774
Other intangible assets, net	66,482	73,933
Operating lease right-of-use assets	27,358	29,945
Deferred income tax assets	81,930	69,840
Other non-current assets	21,730	17,461
Total assets	$1,234,371	$1,239,300
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$215,827	$182,225
Current lease liabilities	7,700	7,143
Current maturities of long-term debt	621	2,443
Other current liabilities	100,805	93,814
Total current liabilities	324,953	285,625
Long-term debt, less current maturities	222,217	232,653
Non-current lease liabilities	16,175	20,538
Pension benefit obligation	3,209	3,638
Other non-current liabilities	23,095	24,573
Total liabilities	$589,649	$567,027
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 31,542,001 and 33,202,082 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	50,503	122,658
Paid-in capital	—	5,447
Accumulated other comprehensive loss	(30,160)	(46,489)
Accumulated earnings	624,379	590,657
Total shareholders’ equity	644,722	672,273
Total liabilities and shareholders’ equity	$1,234,371	$1,239,300

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Product revenues	$1,469,076	$1,204,656	$1,046,150
Cost of sales	1,117,452	931,006	742,519
Gross margin	351,624	273,650	303,631
Operating expenses:
Net research and development expenses	94,358	85,722	75,214
Selling, general and administrative expenses	155,579	132,693	109,554
Impairment of goodwill	19,509	—	—
Restructuring expenses	4,739	637	3,857
Impairment of intangible assets and property and equipment	—	6,291	—
Total operating expenses	274,185	225,343	188,625
Operating income	77,439	48,307	115,006
Interest expense, net	(14,641)	(4,294)	(2,758)
Foreign currency (loss) gain	(5,918)	(6,778)	1,487
Other (loss) income	(1,926)	1,147	117
Earnings before income tax	54,954	38,382	113,852
Income tax expense	14,611	13,941	20,418
Net income	$40,343	$24,441	$93,434
Basic earnings per share	$1.23	$0.74	$2.82
Diluted earnings per share	$1.22	$0.73	$2.79
Weighted average number of shares – basic	32,778	33,126	33,086
Weighted average number of shares – diluted	33,067	33,503	33,510

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$40,343	$24,441	$93,434
Other comprehensive income (loss):
Pension benefit obligations	56	1,826	558
Foreign currency translation adjustments	13,439	(14,081)	(21,551)
Unrealized gain (loss) on foreign currency derivative securities, net of tax	2,834	2,693	(952)
Unrealized (loss) gain on commodity derivative securities, net of tax	—	(5)	5
Other comprehensive income (loss), net of tax	16,329	(9,567)	(21,940)
Comprehensive income	$56,672	$14,874	$71,494

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2020	32,921	$121,073	$7,458	$(14,982)	$472,782	$586,331
Net income	—	—	—	—	93,434	93,434
Other comprehensive loss	—	—	—	(21,940)	—	(21,940)
Stock compensation, net	327	17,573	(1,592)	—	—	15,981
Stock repurchase	(240)	(20,000)	—	—	—	(20,000)
Balance at December 31, 2021	33,008	$118,646	$5,866	$(36,922)	$566,216	$653,806
Net income	—	—	—	—	24,441	24,441
Other comprehensive loss	—	—	—	(9,567)	—	(9,567)
Stock compensation, net	194	4,012	(419)	—	—	3,593
Balance at December 31, 2022	33,202	$122,658	$5,447	$(46,489)	$590,657	$672,273
Net income	—	—	—	—	40,343	40,343
Other comprehensive income	—	—	—	16,329	—	16,329
Stock compensation, net	129	9,147	(68)	—	—	9,079
Stock repurchase	(1,789)	(81,302)	(5,379)	—	(6,621)	(93,302)
Balance at December 31, 2023	31,542	$50,503	$—	$(30,160)	$624,379	$644,722

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$40,343	$24,441	$93,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,948	44,394	38,780
Deferred income taxes	(13,072)	(7,322)	(150)
Stock based compensation	11,627	6,599	14,530
Loss on disposition of property and equipment	721	771	973
Impairment of intangible assets and property and equipment	—	6,291	—
Impairment of goodwill	19,509	—	—
Provisions for inventory	6,867	15,923	2,499
Other	2,920	721	(271)
Changes in assets and liabilities:
Accounts receivable, net	(4,195)	(44,221)	25,099
Inventory	6,907	(40,322)	(42,372)
Other assets	(26,179)	(11,906)	10,307
Accounts payable	31,029	28,314	8,166
Other liabilities	(8,160)	(8,736)	(7,919)
Net cash provided by operating activities	119,265	14,947	143,076
Investing Activities:
Purchases of property and equipment	(37,602)	(39,703)	(38,468)
Proceeds from the sale of property and equipment	391	248	22
Acquisition of businesses, net of cash acquired	—	(205,487)	(2,827)
Proceeds from deferred purchase price of factored receivables	13,903	5,538	—
Cost of technology investments	(815)	(495)	(7,557)
Net cash used in investing activities	(24,123)	(239,899)	(48,830)
Financing Activities:
Borrowings on debt	60,000	207,000	—
Repayments of debt	(72,280)	(13,272)	(153,243)
Proceeds from the exercise of Common Stock options	263	1,670	8,279
Taxes withheld and paid on employees' share-based payment awards	(2,940)	(5,471)	(4,108)
Cash paid for the repurchase of Common Stock	(91,094)	—	(20,000)
Acquisition contingent consideration payment	—	—	(69)
Net cash (used in) provided by financing activities	(106,051)	189,927	(169,141)
Foreign currency effect	6,691	(1,690)	(2,844)
Net decrease in cash and cash equivalents	(4,218)	(36,715)	(77,739)
Cash and cash equivalents at beginning of period	153,891	190,606	268,345
Cash and cash equivalents at end of period	$149,673	$153,891	$190,606
Supplemental disclosure of cash flow information:
Cash paid for taxes	$23,273	$21,645	$14,857
Cash paid for interest	$13,242	$6,338	$2,378
Non-Cash Investing Activities:
Period-end balance of accounts payable for property and equipment	$7,754	$2,526	$2,147
Deferred purchase price of receivables factored in the period	$13,885	$3,769	$—

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — Overview

Gentherm Incorporated, a Michigan corporation, and its consolidated subsidiaries (“Gentherm”, “we”, “us”, “our” or the “Company”) is the global market leader of innovative thermal management and pneumatic comfort technologies for the automotive industry and a leader in medical patient temperature management. Automotive products include variable temperature Climate Control Seats, heated automotive interior systems (including heated seats, steering wheels, armrests and other components), battery performance solutions, cable systems, lumbar and massage comfort solutions, fuel management valves and other valves for brake and engine systems, and other electronic devices. Our automotive products can be found on vehicles manufactured by nearly all the major original equipment manufacturers (“OEMs”) operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Medical products include patient temperature management systems. Our medical products can be found in hospitals throughout the world, primarily in the U.S., China, Germany and Brazil. The Company is also developing a number of new technologies and products that will help enable improvements to existing products, improve health, wellness and patient outcomes and will lead to new product applications for existing and new and adjacent markets.

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

The Automotive reporting segment is comprised of the results from our global automotive businesses, including the design, development, manufacturing and sales of automotive climate comfort systems, automotive cable systems, battery performance solutions, lumbar and massage comfort solutions, valve systems, and automotive electronic and software systems.

The Medical reporting segment is comprised of the results from our patient temperature management business in the medical industry. Patient temperature management includes temperature management systems across multiple product categories addressing the needs of hyper-hypothermia therapy in intensive care, normothermia in surgical procedures and additional warming/cooling therapies utilized in acute and chronic care departments and non-hospital facilities.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has no material contract assets or contract liabilities as of December 31, 2023.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $7,305 and $2,239 as of December 31, 2023 and 2022, respectively. These amounts are recorded in Other non-current assets and are being amortized into Product revenues over the expected production life of the applicable program. During the year ended December 31, 2023 and 2022, $179 and $78, respectively, was amortized into Product revenues.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. The Company had Cash and cash equivalents of $125,251 and $108,620 held in foreign jurisdictions as of December 31, 2023 and 2022, respectively.

Concentration of Credit Risk

Financial assets, which subject the Company to concentration of credit risk, consist primarily of cash equivalents, short-term investments, accounts receivable and notes receivable. Cash equivalents consist primarily of money market funds managed by major financial services companies. The credit risk for these cash equivalents is considered low. As of December 31, 2023, the Company’s Automotive customers, Adient and Lear both individually represented 19% and 17%, respectively, of the Company’s accounts receivable balance. As of December 31, 2022, the Company’s Automotive customers, Adient and Lear both individually represented 18% and 17%, respectively, of the Company’s accounts receivable balance.

Accounts Receivable

Accounts receivable are stated at the invoiced amount, less allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest. The Company determines the allowances based on historical write-off experience by industry and regional economic data, current expectations of future credit losses and historical cash discounts. The Company’s accounts receivables are continually assessed for collectability and any allowance is recorded based upon the age of outstanding receivables, historical payment experience and customer creditworthiness. We write-off accounts receivable when they become uncollectible. The allowance for doubtful accounts was $1,171 and $1,220 as of December 31, 2023 and 2022, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The allowance for doubtful accounts related to accounts receivable and related activity are summarized below:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$1,220	$1,399	$1,161
Charged to costs and expenses	195	1,088	1,066
Currency translation and other	4	—	(12)
Deductions from reserves	(248)	(1,267)	(816)
Balance at end of year	$1,171	$1,220	$1,399

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

The Company recognized depreciation expense of $42,186, $33,730 and $29,622 for the years ended December 31, 2023, 2022 and 2021, respectively.

Tooling

The Company incurs costs related to tooling used in the manufacture of products sold to its customers. In some cases, the Company enters into contracts with its customers whereby the Company incurs the costs to design, develop and purchase tooling and is then reimbursed by the customer under a reimbursement contract. Tooling costs that will be reimbursed by customers are included

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

in Other current assets in the accompanying consolidated balance sheets at the lower of accumulated cost or the customer reimbursable amount. As of December 31, 2023 and 2022, the Company had $16,877 and $15,267, respectively, of reimbursable tooling costs capitalized. Company-owned tooling is included in Property and equipment and depreciated over its expected useful life, generally two to ten years.

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

Our business strategy largely centers on designing products based upon internally developed and purchased technology, and we protect certain technology with patents that have value to our business strategy. All costs associated with the development and issuance of new patents are expensed as incurred. Such costs are classified as Net research and development expenses in the accompanying consolidated statements of income.

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

The Company utilizes an income approach to estimate the fair value of a reporting unit and a market valuation approach to further support this analysis (level 3). The income approach is based on projected debt-free cash flow that is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based on the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in our industry. Fair value is estimated using internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt (“cost of capital”) derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted to reflect risk, if necessary. Other significant assumptions include terminal value growth rates and terminal value margin rates. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of a reporting unit.

The Company performs its indefinite-lived intangible asset impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 7, "Goodwill and Other Intangibles," for additional information about the goodwill impairment analysis.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Investments in non-consolidated affiliates

During 2021, the Company’s Automotive segment invested $5,200 for an ownership interest in Carrar Ltd. (“Carrar”), an Israel-based technology developer of advanced thermal management systems for the electric mobility market. In June 2023, the Company made an additional investment in Carrar of $500, totaling $5,700 invested in Carrar as of December 31, 2023. In December 2023, we recorded a non-cash impairment charge of $2,900 in Other (loss) income. The Company determined that Carrar is a VIE; however, the Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of the investment. Therefore, the Company has concluded that it is not the primary beneficiary. Gentherm’s investment in Carrar is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, and is recorded in Other non-current assets.

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

In December 2021, the Company committed to make a $5,000 investment in Autotech Fund III, L.P., pursuant to a limited partnership agreement. As a limited partner, the Company will periodically make capital contributions toward this total commitment amount over the expected ten-year life of the fund. The Company has made contributions totaling approximately $810 to the Autotech Fund III, L.P. as of December 31, 2023. This fund focuses broadly on the automotive industry and compliments the Company’s innovation strategy.

Research and Development Expenses

Research and development activities are expensed as incurred. Such costs and related reimbursements are classified as Net research and development expenses in the accompanying consolidated statements of income.

Leases

The Company has operating leases for office, manufacturing and research and development facilities, as well as land leases for certain manufacturing facilities that are accounted for as operating leases. We also have operating leases for office equipment and automobiles. Excluding land leases, our leases have remaining lease terms ranging from less than 1 year to 8 years and may include options to extend the lease. Land leases have remaining lease terms that range from 2 to 39 years and some which specify that the end of the lease term is at the discretion of the lessee. We do not have lease arrangements with related parties.

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

Income Taxes

The Company records income tax expense using the liability method which specifies that deferred tax assets and liabilities be measured each year based on the difference between the financial statement and tax base of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided for deferred tax assets when management considers it more likely than not that the asset will not be realized. At December 31, 2023 and 2022, a valuation allowance has been provided for certain deferred tax assets which the Company has concluded are more likely than not to not be realized. If future annual taxable income were to be significantly less than current and projected levels, there is a risk that certain of our deferred tax assets not already provided for by the valuation allowance would expire prior to utilization.

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

The Company accounts for its designated derivative financial instruments as cash flow hedges. For derivative contracts which are designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative contract is recorded to Accumulated other comprehensive loss (“AOCI”) in the accompanying consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in AOCI is recorded into earnings in the accompanying consolidated statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. Any ineffective portion of the gain or loss is recognized in the accompanying consolidated statements of income under Cost of goods sold for foreign currency derivatives and commodity derivatives. These hedging transactions and the respective correlations meet the requirements for hedge accounting.

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of the Company's common stock, no par value ("Common Stock") outstanding during the respective period. The Company’s diluted earnings per share give effect to all potential shares of Common Stock outstanding during a period that do not have an anti-dilutive impact to the calculation. In computing the number of diluted shares outstanding, the treasury stock method is used in order to arrive at a net number of shares created upon the conversion of Common Stock equivalents.

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

Note 3 — New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board. ASUs effective in 2023 were assessed and determined to be either not applicable or are not expected to have a significant impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". ASU 2023-07 requires a public entity to disclose, on an annual and interim basis, significant segment expenses that are included within each reported measure of segment profit or loss and regularly reviewed by the chief operating decision maker ("CODM"), the title and position of the CODM, clarification regarding the CODM's use of multiple measures of a segment's profit or loss in assessing segment performance (this must include a measure that is consistent with the measurement principles under GAAP, but may also include additional measures of a segment's profit or loss), and a description of the composition of amounts within an "Other" segment line item. Further, ASU 2023-07 requires that all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 to be provided in interim periods. This update is effective for fiscals years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 should be adopted retrospectively to all periods presented in the financial statements and early adoption is permitted. We are currently in the process of determining the impact the implementation of ASU 2023-07 will have on the Company’s financial statement disclosures.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 enhances income tax disclosures to further disaggregate the effective tax rate reconciliation and income taxes paid. This update is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 should be adopted prospectively, but retrospective application is permitted. Further, early adoption is permitted. We are currently in the process of determining the impact the implementation of ASU 2023-09 will have on the Company’s financial statement disclosures.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 4 – Acquisitions

Alfmeier Präzision SE

On August 1, 2022, the Company acquired 100% of the equity interests of Alfmeier Präzision SE (“Alfmeier”), a global leader in automotive lumbar and massage comfort solutions and a leading provider of advanced valve systems technology, integrated electronics and software. The acquisition further expanded the Company's current value proposition beyond thermal to comfort, health, wellness, and energy efficiency and aligned with global consumer demand for expanded offerings in vehicle passenger comfort.

The total consideration transferred was $170,700. The results of Alfmeier's operations are reported within the Automotive segment from the acquisition date.

The following table provides product revenues and operating income from Alfmeier that are included in our consolidated financial statements for the year ended December 31, 2022, following the August 1, 2022 acquisition date:

Year Ended December 31,
2022
Product revenues	$98,960
Net loss	(2,675)

The acquisition was accounted for as a business combination. The following table summarizes the final purchase consideration and estimated fair values of assets acquired and liabilities assumed as of the acquisition date:

	Initial Allocation as of August 1, 2022	Measurement Period Adjustments	Final Allocation
Purchase price, consideration, net of cash acquired	$164,887	$5,813	$170,700

Accounts receivable	24,988	(121)	24,867
Inventory	36,026	417	36,443
Prepaid expenses and other assets	20,920	(74)	20,846
Operating lease right-of-use assets	4,608	—	4,608
Property and equipment	89,942	1,242	91,184
Other intangible assets	22,668	8,791	31,459
Goodwill	43,678	(9,707)	33,971
Assumed liabilities	(55,994)	975	(55,019)
Deferred tax liabilities	(21,949)	4,290	(17,659)
Net assets acquired	$164,887	$5,813	$170,700

The following table summarizes the allocation of the purchase consideration to the other intangible assets acquired:

	Preliminary Fair Value	Weighted Average Life (in years)
Definite-lived:
Customer related	$19,812	14
Technology	11,647	9
Total	$31,459

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

The total consideration was $35,048. The purchase agreement also included potential cash payments contingent upon the achievement of certain performance metrics and continued employment of the former majority shareholder through a series of defined dates. The achievement of these performance metrics resulted in cash payments of $500. These cash payments were accounted for as compensation expense and recorded as a component of Selling, general and administrative expenses ratably over the service period.

The results of Dacheng's operations are reported within the Medical segment from the acquisition date.

The following table provides product revenues and operating income from Dacheng that are included in our consolidated financial statements for the year ended December 31, 2022, following the July13, 2022 acquisition date:

Year Ended December 31,
2022
Product revenues	$3,499
Net Loss	(217)

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

The Company expects to incur total costs of between $12,000 and $16,000, of which between $11,000 and $15,000 are expected to be cash expenditures. The total expected costs include employee severance, retention and termination costs of between $2,000 and $4,000, capital expenditures of between $7,000 and $8,000 and non-cash expenses for accelerated depreciation and impairment of fixed assets of approximately $1,000. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $2,000 and $3,000. The actions under this 2023 Plan are expected to be substantially completed by the end of 2025. The actual timing, costs and savings of the 2023 Plan may differ materially from the Company’s current expectations and estimates.

During the year ended December 31, 2023, the Company recognized restructuring expense of $538 for employee separation costs and $159 for other costs.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Other Restructuring Activities

The Company has undertaken several discrete restructuring actions. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $3,208, $56 and $2,192 of employee separation costs, respectively, and $834, $581 and $1,665 of other related costs, respectively. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to best cost locations and the reduction of global overhead costs.

Restructuring Expenses By Reporting Segment

Restructuring expense by reporting segment for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Automotive	$3,187	$637	$2,793
Medical	363	—	—
Corporate	1,189	—	1,064
Total	$4,739	$637	$3,857

Restructuring Liability

The following table summarizes restructuring activity for all restructuring initiatives for the years ended December 31, 2023 and 2022:

	Employee Separation Costs	Other Related Costs	Total
Balance at December 31, 2021	$1,494	$—	$1,494
Additions, charged to restructuring expenses	6	581	587
Change in estimate	50	—	50
Cash payments	(881)	(581)	(1,462)
Currency translation and other	(81)	—	(81)
Balance at December 31, 2022	$588	$—	$588
Additions, charged to restructuring expenses	3,892	993	4,885
Change in estimate	(146)	—	(146)
Cash payments	(2,224)	(878)	(3,102)
Non-cash utilization	—	(115)	(115)
Currency translation and other	40	—	40
Balance at December 31, 2023	$2,150	$—	$2,150

Impairments

Non-Automotive Electronics Business

On December 31, 2022, the Company approved a plan to exit its non-automotive electronics business to strengthen the Company’s core business and focus its resources and equipment with businesses and investments that are more strategic and profitable. As of December 31, 2023, the Company has substantially completed the exit of this business.

During the year ended December 31, 2023, the Company recorded non-cash impairment charges of $6,064 for the write down of inventory within the Automotive segment. This charge is recorded in Cost of sales in the accompanying consolidated statements of income.

During the year ended December 31, 2022, the Company recorded non-cash impairment charges of $9,378, $5,601 and $690 for write downs of inventory, intangible assets and property and equipment, respectively, within the Automotive segment. Write downs of inventory are recorded in Cost of sales and write downs of intangible assets and property and equipment are recorded in Impairment of intangible assets and property and equipment in the accompanying consolidated statements of income.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Medical Segment

During the three months ended June 30, 2023, the Company determined that there were impairment indicators for its Medical reporting unit and conducted an impairment analysis, following which the Company concluded that $19,509 of goodwill was impaired. Such non-cash impairment charge was recorded in Impairment of goodwill in the accompanying consolidated statements of income. See Note 7, "Goodwill and Other Intangibles," for additional information about the goodwill impairment.

Note 6 — Details of Certain Financial Statement Components

	December 31,
	2023	2022
Inventory:
Raw materials, net	$126,013	$136,217
Work in process, net	15,704	17,695
Finished goods, net	64,175	64,336
Total inventory, net	$205,892	$218,248
Other current assets:
Notes receivable	$18,226	$12,127
Billable tooling	16,877	15,267
Income tax and other tax receivable	16,017	15,041
Short-term derivative financial instruments	10,717	6,564
Prepaid expenses	7,889	6,239
Receivables due from factor	4,422	5,490
Other	4,272	3,869
Total other current assets	$78,420	$64,597
Property and equipment:
Machinery and equipment	$236,277	$214,342
Buildings and improvements	130,374	123,714
Information technology	41,543	39,726
Production tooling	28,033	24,839
Leasehold improvements	12,269	12,271
Construction in progress	27,461	29,023
Total property and equipment	475,957	443,915
Less: accumulated depreciation	(230,723)	(199,435)
Total property and equipment, net	$245,234	$244,480
Other current liabilities:
Accrued employee liabilities	$43,176	$32,031
Liabilities from discounts and rebates	22,916	26,640
Income tax and other taxes payable	19,327	14,459
Restructuring	2,150	588
Accrued warranty	3,945	2,380
Other	9,291	17,716
Total other current liabilities	$100,805	$93,814

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 7 — Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the years ended December 31, 2023 and 2022 were as follows:

	Automotive	Medical	Total
Balance as of December 31, 2021	$37,329	$28,704	$66,033
Acquisition of Dacheng	—	19,016	19,016
Acquisition of Alfmeier	34,494	—	34,494
Currency translation and other	1,246	(1,015)	231
Balance as of December 31, 2022	$73,069	$46,705	$119,774
Impairment of goodwill	—	(19,509)	(19,509)
Currency translation and other	3,627	181	3,808
Balance as of December 31, 2023	$76,696	$27,376	$104,073

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of December 31, 2023 and 2022 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$115,465	$(73,737)	$41,728
Technology	45,861	(29,317)	16,544
Product development costs	19,434	(19,270)	164
Software development	1,007	—	1,007
Indefinite-lived:
Tradenames	7,039	—	7,039
Balance as of December 31, 2023	$188,806	$(122,324)	$66,482

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$112,286	$(65,748)	$46,538
Technology	44,745	(25,709)	19,036
Product development costs	18,774	(18,456)	318
Software development	1,007	—	1,007
Indefinite-lived:
Tradenames	7,034	—	7,034
Balance as of December 31, 2022	$183,846	$(109,913)	$73,933

As of December 31, 2022, the estimated fair value of the Medical reporting unit exceeded its carrying value by less than 10%. During the second quarter of 2023, the Company’s Medical reporting unit did not perform in-line with forecasted results primarily driven by slower than anticipated revenue growth. As a result, an indicator of impairment was identified and the Company performed an interim quantitative assessment as of June 30, 2023. The results of this quantitative analysis indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit, and accordingly an impairment expense was recorded for $19,509. No further impairment was recorded as of December 31, 2023.

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

On December 31, 2022, the Company approved a plan to exit its non-automotive electronics business, resulting in an impairment of our customer relationships intangible assets of $5,601. See Note 5, "Restructuring and Impairments," for additional information.

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

A total of $8,290, $9,018, and $8,821 in other intangible assets were amortized in 2023, 2022 and 2021, respectively.

An estimate of future amortization of other intangible assets, is as follows:

2024	$6,991
2025	6,977
2026	6,541
2027	6,454
2028	6,389

Note 8 — Leases

Components of lease expense for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Lease cost:
Operating lease cost	$9,606	$8,040	$8,227
Amortization of ROU assets - finance leases	390	168	—
Interest on lease liabilities - finance leases	28	16	—
Short-term lease cost	2,651	1,773	1,941
Sublease income	—	(101)	(163)
Total lease cost	$12,675	$9,896	$10,005

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Other information related to leases is as follows:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,249	$10,381
Operating cash flows for finance leases	81	16
Financing cash flows for finance leases	390	164
Right-of-use lease assets obtained in exchange for lease obligations:
Operating leases	$4,704	$15,902
Finance leases	—	1,180

	December 31, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	5.6 years	5.7 years
Finance leases	1.9 years	2.7 years
Weighted average discount rate:
Operating leases	4.96%	4.35%
Finance leases	3.53%	3.57%

A summary of operating leases as of December 31, 2023, under all non-cancellable operating leases with terms exceeding one year is as follows:

2024	$8,533
2025	5,588
2026	3,656
2027	2,027
2028	1,798
2029 or later	5,827
Total future minimum lease payments	27,429
Less imputed interest	(3,554)
Total	$23,875

A summary of finance leases as of December 31, 2023, under all non-cancellable finance leases with terms exceeding one year is as follows:

2024	$388
2025	152
2026	70
2027	—
Total future minimum lease payments	610
Less imputed interest	(5)
Total	$605

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 9 — Debt

The following table summarizes the Company’s debt as of December 31, 2023 and 2022:

	December 31,
	2023		2022
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
U.S. Revolving Note (U.S. Dollar denominations)	6.58%	$222,000	5.80%	$232,000
Other loans	3.90%	233	3.89% - 5.21%	2,011
Finance leases	3.53%	605	3.57%	1,085
Total debt		222,838		235,096
Current maturities		(621)		(2,443)
Long-term debt, less current maturities		$222,217		$232,653

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

The Second Amended and Restated Credit Agreement provides for a $500,000 secured revolving credit facility (the “Revolving Credit Facility”) (a $25,000 increase from the revolving credit facility under the Amended and Restated Credit Agreement), with a $50,000 sublimit for swing line loans and a $15,000 sublimit for the issuance of standby letters of credit. Any amount of the facility utilized for swing line loans or letters of credit outstanding will reduce the amount available under the Second Amended and Restated Credit Agreement. The Company had no outstanding letters of credit issued as of December 31, 2023 and 2022.

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

The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Second Amended and Restated Credit Agreement also contains customary events of default. As of December 31, 2023, the Company was in compliance with the terms of the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement additionally contains customary

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

events of default. Upon the occurrence of an event of default, the amounts outstanding under the Revolving Credit Facility may be accelerated and may become immediately due and payable.

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

Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and the maximum Consolidated Net Leverage Ratio as of the end of any fiscal quarter. Based upon consolidated EBITDA for the trailing four fiscal quarters calculated for purposes of the Consolidated Net Leverage Ratio, $278,000 remained available as of December 31, 2023 for additional borrowings under the Second Amended and Restated Credit Agreement subject to specified conditions that Gentherm currently satisfies.

In connection with the Second Amended and Restated Credit Agreement, the Company incurred debt issuance costs of $1,520, which have been capitalized and are amortized into interest expense over the term of the Revolving Credit Facility. In addition, unamortized deferred debt issuance costs of $144 were written-off and recognized in Interest expense, net during the twelve months ended December 31, 2022.

The scheduled principal maturities of our debt as of December 31, 2023 were as follows:

	U.S. Revolving Note	Other Debt	Total
2024	$—	$621	$621
2025	—	152	152
2026	—	70	70
2027	222,000	—	222,000
2028	—	—	—
Total	$222,000	$843	$222,843

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The components of net periodic benefit cost for the Company’s defined benefit plans for the years ended December 31, 2023, 2022 and 2021 were as follows:

	U.S. Plan			German Plan
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Net periodic benefit cost:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	115	56	42	217	92	91
Expected return on plan assets	—	—	—	(115)	(109)	(120)
Amortization of prior service cost and actuarial loss	—	22	26	23	114	133
Net periodic benefit cost	$115	$78	$68	$125	$97	$104
Assumptions:
Discount rate	4.65%	1.80%	1.20%	4.10%	1.08%	1.06%
Long-term return on assets	N/A	N/A	N/A	3.20%	2.90%	2.90%

A reconciliation of the change in benefit obligation and the change in plan assets for the years ended December 31, 2023 and 2022 is as follows:

	U.S. Plan		German Plan
	As of December 31,		As of December 31,
	2023	2022	2023	2022
Change in projected benefit obligation:
Balance at beginning of year	$2,811	$3,446	$5,398	$8,102
Interest cost	115	56	217	92
Paid pension distributions	(342)	(342)	(290)	(281)
Actuarial loss (gain)	18	(349)	(89)	(2,001)
Exchange rate impact	—	—	170	(514)
Balance at end of year	$2,602	$2,811	$5,406	$5,398
Change in plan assets:
Balance at beginning of year	—	—	3,918	4,069
Actual return on plan assets	—	—	98	89
Contributions	—	—	—	—
Paid pension distributions	—	—	—	—
Exchange rate impact	—	—	129	(240)
Balance at end of year	$—	$—	$4,145	$3,918

Underfunded Status	$(2,602)	$(2,811)	$(1,261)	$(1,480)

Balance sheet classification:
Other current liabilities	$(357)	$(342)	$(297)	$(314)
Pension benefit obligation	(2,245)	(2,469)	(964)	(1,166)
Accumulated other comprehensive loss (pre-tax):
Actuarial losses	223	205	899	965

Assumptions:
Discount rate	4.45%	4.65%	4.56%	4.10%

Pre-tax amounts included in AOCI that are expected to be recognized in net periodic benefit cost during the year ended December 31, 2024 are as follows:

	U.S Plan	German Plan
Actuarial losses	$—	$20

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The accumulated benefit obligations were as follows:

	U.S. Plan		German Plan
	As of December 31,		As of December 31,
	2023	2022	2023	2022
Accumulated benefit obligation	$2,602	$2,811	$5,406	$5,398

Interest costs are recognized in Selling, general and administrative expenses in the consolidated statements of income and actuarial gains and losses are included the consolidated balance sheets as part of Accumulated other comprehensive loss within shareholders’ equity. Actuarial gains or losses are amortized to Selling, general and administrative expense in the consolidated statements of income based on the average future life of the U.S Plan or German Plan using the corridor method. Prior service cost is included in Selling, general and administrative expenses in the consolidated statements of income.

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

Contributions

We do not expect contributions to be paid to the U.S. Plan or the German Plan during the next fiscal year.

The schedule of future expected pension payments is as follows:

	Projected Pension Benefit Payments
Year	U.S Plan	German Plan
2024	$342	$324
2025	342	314
2026	342	303
2027	342	292
2028	342	279
2029-2032	1,368	2,893
Total	$3,078	$4,405

Defined contribution plans

The Company also sponsors defined contribution plans for eligible employees. On a discretionary basis, the Company matches a portion of the employee contributions and or makes additional discretionary contributions. Gentherm recognized costs of $2,344, $1,984 and $1,724 related to contributions to its defined contribution plans during the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following is a reconciliation of the changes in accrued warranty costs:

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$2,380	$1,916
Warranty opening balance from acquired entities	—	907
Warranty claims paid	(2,252)	(1,841)
Warranty expense for products shipped during the current period	3,955	1,584
Adjustments to warranty estimates from prior periods	(174)	(274)
Adjustments due to currency translation	36	88
Balance at end of year	$3,945	$2,380

Employees

Approximately 33% of the Company’s workforce are members of industrial trade unions and are employed under the terms of various labor agreements. In 2024, certain agreements will require a vote on the terms of their respective labor contracts.

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
Net income	$40,343	$24,441	$93,434

Basic weighted average shares of Common Stock outstanding	32,778,055	33,126,202	33,085,732
Dilutive effect of stock options, restricted stock awards and restricted stock units	288,862	376,952	423,988
Diluted weighted average shares of Common Stock outstanding	33,066,917	33,503,154	33,509,720

Basic earnings per share	$1.23	$0.74	$2.82
Diluted earnings per share	$1.22	$0.73	$2.79

See Note 17, "Accounting for Stock Based Compensation," for information about the Company’s different equity incentive plans.

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

In the second quarter of 2022, the Company entered into a floating-to-fixed interest rate swap agreement with a notional amount of $100,000 and a maturity date of July 2025. This interest rate swap is an undesignated hedge of the Company’s exposure to interest payment fluctuations on a portion of the Revolving Credit Facility borrowings that were drawn for the acquisitions of Alfmeier and Dacheng. The periodic changes in fair value are recognized in Interest expense, net.

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

Information related to the recurring fair value measurement of derivative financial instruments in the consolidated balance sheet as of December 31, 2023 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$101,109	Other current assets	$8,655	Other current liabilities	$—	$8,655
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Level 2	$100,000	Other current assets	$2,062	Other current liabilities	$—	$2,062

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Information related to the effect of derivative instruments in the consolidated statements of income is as follows:

		Year Ended December 31,
	Location	2023	2022	2021
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Cost of sales – income	$8,630	$1,458	$1,609
	Other comprehensive (loss) income	3,483	3,496	(1,217)
Total foreign currency derivatives		$12,113	$4,954	$392

Commodity derivatives	Cost of sales – income	$—	$19	$14
	Other comprehensive (loss) income	—	(6)	6
Total commodity derivatives		$—	$13	$20

Derivatives Not Designated as Hedging Instruments
Foreign currency derivatives	Foreign currency (loss) gain	$—	$(3,806)	$—
Total foreign currency derivatives		$—	$(3,806)	$—

Interest rate contracts	Interest income (expense), net	$(710)	$2,772	$—
Total interest rate derivatives		$(710)	$2,772	$—

The Company did not incur any hedge ineffectiveness during the years ended December 31, 2023 and 2022.

Accounts Receivable Factoring

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. The sale of receivables under these agreements is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and excluded from accounts receivable in the consolidated balance sheets. These factoring arrangements include a deferred purchase price component in which a portion of the purchase price for the receivable is paid by the financial institution in cash upon sale and the remaining portion is recorded as a deferred purchase price receivable and paid at a later date. Deferred purchase price receivables are recorded in Other current assets within the consolidated balance sheets. Cash proceeds received upon the sale of the receivables are included in Net cash provided by operating activities and the cash proceeds received on the deferred purchase price receivables are included in Net cash used in investing activities. All factoring arrangements incorporate customary representations, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes.

Receivables factored and availability under receivables factoring agreements balances as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Receivables factored and outstanding	$18,532	$19,108
Amount available under the credit limit	5,891	5,034
Collective factoring limit	$24,423	$24,142

Trade receivables sold and factoring fees incurred during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022(a)
Trade receivables sold	$135,116	$61,482
Factoring fees incurred	800	180
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

Items Measured at Fair Value on a Recurring Basis

Except for derivative financial instruments (see Note 13) and pension plan assets (see Note 10), the Company has no material financial assets and liabilities that are carried at fair value at December 31, 2023 and 2022. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. The Company utilized a third-party to assist in the Level 3 fair value estimates of other intangible assets, property and equipment, and inventory for recent acquisitions (see Note 4) and goodwill of the Medical reporting unit (see Note 7). The estimated fair values of these assets were based on third-party valuations and management’s estimates, generally utilizing income and market approaches. As of December 31, 2023, and December 31, 2022, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of December 31, 2023, and 2022, the carrying values of the indebtedness under the Company’s Credit Agreement were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 9). The carrying amounts of financial instruments comprising cash and cash equivalents, short-term investments, accounts receivable, notes receivable and accounts payable approximate fair value because of the short maturities of these instruments.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 15 — Equity

Common Stock

The Company is authorized to issue up to 59,991,000 shares, of which 55,000,000 shares shall be Common Stock, without par value, and 4,991,000 shall be Preferred Stock, without par value. As of December 31, 2023, an aggregate of 31,542,001 shares of its Common Stock were issued and outstanding. As of December 31, 2023, there are no preferred stock shares issued or outstanding. The Common Stock is listed on the Nasdaq Global Select Market under the symbol, “THRM”, and has the following rights and privileges:

▪
Voting rights. All shares of the Common Stock have identical rights and privileges. With limited exceptions, holders of common stock are entitled to one vote for each outstanding share of Common Stock held of record by each shareholder on all matters properly submitted for the vote of the Company’s shareholders.
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

Stock Repurchase Program

In December 2020, the Board of Directors of Gentherm Incorporated (“Board of Directors”) authorized a stock repurchase program (the “2020 Stock Repurchase Program”) to commence upon expiration of the prior stock repurchase program on December 15, 2020. Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150,000 of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023. On November 1, 2023, the Board of Directors extended the maturity date of the program from December 15, 2023 to June 30, 2024.

Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. During the year ended December 31, 2023, the Company repurchased shares under the 2020 Stock Repurchase Program for $92,510 and have a remaining repurchase authorization of $37,491 as of December 31, 2023.

On November 1, 2023, following the above-noted extension, the Company entered into a Confirmation of Issuer Forward Repurchase Transaction agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) that provides for the Company to purchase shares of Common Stock in an aggregate amount of $60,000 (the “ASR Repurchase Amount”) under the 2020 Stock Repurchase Program.

Under the terms of the ASR Agreement, on November 2, 2023, the Company paid $60,000 to Bank of America for an initial purchase of approximately 1.22 million shares of Common Stock, representing 80% of ASR Repurchase Amount. The final settlement date is scheduled to occur no later than the second quarter of 2024 and may end earlier at the option of Bank of America. As of the final settlement date, Bank of America may be required to deliver additional shares of Common Stock to the Company or the Company may be required to deliver shares of Common Stock to Bank America, such that the Company’s repurchase of Common Stock under the ASR Agreement in aggregate will equal the ASR Repurchase Amount (based on the average of the daily volume-weighted average prices of the Common Stock during the term of the ASR Agreement, less a specified discount). There is no cash requirement as of the final settlement date.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The ASR Agreement contains provisions customary for agreements of this type, including the mechanisms to determine the number of shares of Common Stock that will be delivered at settlement, the required timing of delivery of the shares of Common Stock, the circumstances under which Bank of America is permitted to make adjustments to the transaction terms, the circumstances under which the ASR Agreement may be accelerated, extended or terminated early by Bank of America and specified representations and warranties of each party to the other party.

Note 16 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the years ended December 31, 2023, 2022 and 2021 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2022	$(1,067)	$(48,269)	$—	$2,847		$(46,489)
Other comprehensive income before reclassifications	54	13,125	—	13,086		26,265
Income tax effect of other comprehensive income before reclassifications	(15)	314	—	(2,770)		(2,471)
Amounts reclassified from accumulated other comprehensive loss into net income	23	—	—	(9,603)	a	(9,580)
Income taxes reclassified into net income	(6)	—	—	2,121		2,115
Net current period other comprehensive income	56	13,439	—	2,834		16,329
Balance at December 31, 2023	$(1,011)	$(34,830)	$—	$5,681		$(30,160)

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives		Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2020	$(3,451)	$(12,637)	$—		$1,106		$(14,982)
Other comprehensive income (loss) before reclassifications	512	(21,274)	20		392		(20,350)
Income tax effect of other comprehensive income (loss) before reclassifications	(71)	(277)	(4)		(85)		(437)
Amounts reclassified from accumulated other comprehensive loss into net income	$159	—	(14)	a	(1,609)	a	(1,464)
Income taxes reclassified into net income	$(42)	—	3		350		311
Net current period other comprehensive income (loss)	558	(21,551)	5		(952)		(21,940)
Balance at December 31, 2021	$(2,893)	$(34,188)	$5		$154		$(36,922)

(a)
The amounts reclassified from Accumulated other comprehensive loss are included in Cost of sales. See Note 13 for information related to the effect of commodity and foreign currency derivative instruments on our consolidated statements of income.

The Company expects all of the existing gains and losses related to foreign currency derivatives reported in Accumulated other comprehensive loss as of December 31, 2023 to be reclassified into earnings during the next twelve months. See Note 13, "Financial Instruments," for additional information about derivative financial instruments and the effects from reclassification to net income.

Note 17 — Accounting for Stock Based Compensation

On May 18, 2023 the Company’s shareholders approved the Gentherm Incorporated 2023 Equity Incentive Plan (the “2023 Equity Plan”), covering 3,730,000 shares of the Common Stock, plus the number of shares of Common Stock that, as of the effective date of the 2023 Equity Plan, that were subject to awards granted under the Gentherm Incorporated 2013 Equity Incentive Plan (the “2013 Equity Plan”) and that, on or after the effective date of the 2023 Equity Plan, were forfeited, surrendered, terminated (other than by exercise), cancelled, lapsed or reacquired by the Company prior to vesting, without the delivery of any shares of Common Stock, and otherwise comply with the recycling provisions of the 2013 Equity Plan and 2023 Equity Plan. The 2023 Equity Plan permits the granting of various awards including stock options (including both nonqualified stock options and incentive stock options), stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance stock units (including performance-based RSUs under the 2013 Equity Plan, "PSUs") and performance units, and other awards to employees, outside directors and consultants and advisors of the Company. As of December 31, 2023, the Company had an aggregate of 3,683,330 shares of Common Stock available to issue under the 2023 Equity Plan.

On May 16, 2013, the Compensation Committee of the Company’s Board of Directors (the “Board”) approved the 2013 Equity Plan. The 2013 Equity Plan permitted the granting of various awards including stock options (including both nonqualified options and incentive options), SARs, restricted stock, RSUs, PSUs and certain other awards to employees, outside directors and consultants and advisors of the Company.

During the three-year period ended December 31, 2023, the Company has outstanding stock options, SARs, restricted stock awards and RSUs to employees, directors and consultants. These awards become available to the recipient upon the satisfaction of a vesting condition, either based on a period of service or based on the performance of a specific achievement. For equity-based awards with a service condition, the requisite service period typically ranges between two to four years for employees and consultants and one year for directors. As of December 31, 2023, there were 324,977 PSUs outstanding. These awards cliff vest after three-years based on the Company’s achievement of one of four separate performance metrics: a target return on invested capital ratio (“ROIC”), as defined in the award agreement, for a specified fiscal year; a target three-year cumulative Adjusted EBITDA (“Adjusted EBITDA”), as defined in the award agreement; the Company’s relative total shareholder return (“TSR”), as defined in the award agreement, during a specific three-year measurement period; and a target relative revenue growth relative to light vehicle production in the Company's relevant markets ("RRG"), as defined in the award agreement, during a specific three-year measurement period. In each case, awards

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

will be earned at 50% of the target number of shares for achieving a minimum threshold or up to 200% of the target number of shares for exceeding the target, with a linear adjustment between threshold and target or between target and stretch performance goals. All other outstanding, unvested equity-based awards were service based. Equity-based award vesting may be accelerated at the discretion of the Board under conditions specified in the 2023 Equity Plan and the 2013 Equity Plan.

Under FASB ASC Topic 718, the provisions of the PSUs that vest upon the achievement of relative TSR are considered a market condition, and therefore the effect of that market condition is reflected in the grant date fair value for this portion award. A third party was engaged to complete a Monte Carlo simulation to account for the market condition. That simulation takes into account the beginning stock price of our Common Stock, the expected volatilities for the relative TSR comparator group, the expected volatilities for the Company’s stock price, correlation coefficients, the expected risk-free rate of return and the expected dividend yield of the Company and the comparator group. The single grant-date fair value computed by this valuation method is recognized by the Company in accounting for the awards regardless of the actual future outcome of the relative TSR feature. The grant date fair value of the other PSUs and RSUs are calculated as the closing price of our Common Stock as quoted on Nasdaq on the grant date multiplied by the number of shares subject to the award. Each of ROIC, Adjusted EBITDA and RRG are considered a performance condition and the grant-date fair value for ROIC PSUs, Adjusted EBITDA PSUs and RRG PSUs correspond with management's expectation of the probable outcome of the performance condition as of the grant date.

The total recognized and unrecognized stock-based compensation expense is as follows:

Stock-Based Compensation Expense	2023	2022	2021	Unrecognized Stock-Based Compensation Expense at December 31, 2023	Remaining Weighted Average Vesting Period
RSUs	$6,216	$5,551	$4,594	$9,124	1.84
PSUs	4,661	954	5,535	9,724	1.97
Restricted Stock	878	888	1,198	437	0.38
SARs	(128)	(794)	2,721	—	—
Stock options	—	—	482	—	—
Total Stock-Based Compensation	$11,627	$6,599	$14,530	$19,285	1.87

The related deferred tax benefit (expense) for the years ended December 31, 2023, 2022 and 2021 was $1,794, $(444), and $2,725, respectively. If Gentherm were to realize expired share-based payment arrangements, they would be reported as a forfeit in the activity roll forward tables below.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

RSUs

The following table summarizes RSU activity during the years ended December 31, 2023, 2022 and 2021:

Unvested Restricted Stock Units	Time Vesting Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	208,905	$37.26
Granted	93,539	79.79
Vested	(88,296)	38.49
Forfeited	(20,522)	48.76
Outstanding at December 31, 2021	193,626	$56.02
Granted	117,507	66.86
Vested	(95,692)	49.85
Forfeited	(13,863)	70.52
Outstanding at December 31, 2022	201,578	$64.27
Granted	136,964	58.68
Vested	(82,695)	59.43
Forfeited	(23,986)	59.47
Outstanding at December 31, 2023	231,861	$63.19

The total intrinsic value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $4,915, $4,774 and $3,398, respectively.

PSUs

The following table summarizes PSU activity during the years ended December 31, 2023, 2022 and 2021:

Unvested Performance Stock Units	Relative TSR Target Shares	Weighted-Average Grant Date Fair Value	ROIC Target Shares	Weighted-Average Grant Date Fair Value	Adjusted EBITDA Target Shares	Weighted-Average Grant Date Fair Value	RRG Target Shares	Weighted-Average Grant Date Fair Value	Total
Outstanding at December 31, 2020	157,918	$56.06	157,916	$38.58	—	$—	—	$—	315,834
Granted	20,626	118.08	40,580	78.98	39,930	79.49	—	—	101,136
Performance Adjustment	30,828	69.18	(30,830)	44.92	—	—	—	—	(2)
Vested	(61,656)	69.18	—	—	—	—	—	—	(61,656)
Forfeited	(16,148)	61.10	(17,374)	44.32	(2,454)	79.49		—	(35,976)
Outstanding at December 31, 2021	131,568	$62.09	150,292	$47.52	37,476	$79.49	—	$—	319,336
Granted	21,324	103.31	42,640	68.63	42,640	68.63	—	—	106,604
Performance Adjustment	45,004	57.46	(2,258)	41.61	—	—	—	—	42,746
Vested	(90,371)	57.46	(43,106)	41.61	—	—	—	—	(133,477)
Forfeited	(4,724)	68.67	(6,493)	56.87	(3,543)	75.10	—	—	(14,760)
Outstanding at December 31, 2022	102,801	$65.20	141,075	$55.18	76,573	$73.66	—	$—	320,449
Granted	30,622	89.87	30,622	59.91	61,255	59.91	30,622	59.91	153,121
Performance Adjustment	—	—	(59,928)	33.90	—	—	—	—	(59,928)
Vested	(59,928)	49.25	—	—	—	—	—	—	(59,928)
Forfeited	(8,494)	75.67	(11,618)	55.94	(7,836)	70.95	(789)	59.91	(28,737)
Outstanding at December 31, 2023	65,001	$101.15	100,151	$69.55	129,992	$67.34	29,833	$59.91	324,977

The total intrinsic value of PSUs vested during the years ended December 31, 2023, 2022 and 2021 was $2,951, $6,986 and $4,265, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Restricted Stock

The following table summarizes restricted stock activity during the years ended December 31, 2023, 2022 and 2021:

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	34,906	$39.82
Granted	13,742	70.18
Vested	(37,272)	41.70
Forfeited	—	—
Outstanding at December 31, 2021	11,376	$70.33
Granted	13,600	73.54
Vested	(11,376)	70.33
Forfeited	—	—
Outstanding at December 31, 2022	13,600	$73.54
Granted	17,923	56.96
Vested	(11,900)	73.54
Forfeited	(1,700)	73.54
Outstanding at December 31, 2023	17,923	$56.96

The compensation cost associated with restricted stock is estimated on the date of grant using quoted market prices (Level 1 input). The total fair value of restricted stock vested in 2023, 2022 and 2021 was $875, $800 and $1,554, respectively.

SARs

The following table summarizes SARs activity during the years ended December 31, 2023, 2022 and 2021:

Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	171,600	$40.60	2.44	$4,224
Granted	—	—
Exercised	(116,000)	40.34
Forfeited	—	—
Outstanding at December 31, 2021	55,600	$41.15	1.28	$2,544
Granted	—	—
Exercised	(40,850)	42.27
Forfeited	—	—
Outstanding at December 31, 2022	14,750	$38.05	1.15	$402
Granted	—	—
Exercised	(12,500)	38.05
Forfeited	—	—
Outstanding at December 31, 2023	2,250	$38.05	0.15	$32
Exercisable at December 31, 2023	2,250	$38.05	0.15	$32

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

There have been no SARs granted since the year ended December 31, 2017 and all SARs are currently vested. The total intrinsic value of SARs exercised during the years ended December 31, 2023, 2022 and 2021 was $242, $1,348 and $4,301, respectively.

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2023, 2022 and 2021:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	428,000	$37.61	3.20	$11,815
Granted	—	—
Exercised	(215,250)	38.46
Forfeited	(6,000)	38.05
Outstanding at December 31, 2021	206,750	$36.72	2.60	$10,375
Granted	—	—
Exercised	(44,116)	37.87
Forfeited	—	—
Outstanding at December 31, 2022	162,634	$36.41	2.68	$8,212
Granted	—	—
Exercised	(6,450)	40.79
Forfeited	(16,500)	41.59
Outstanding at December 31, 2023	139,684	$35.59	0.90	$2,342
Exercisable at December 31, 2023	139,684	$35.59	0.90	$2,342

There have been no stock options granted since the year ended December 31, 2017 and all stock options are currently vested. The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $201, $1,582 and $8,269, respectively.

Note 18 — Income Taxes

The income tax provisions were calculated based upon the following components of earnings before income tax for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Earnings (loss) before income tax:
Domestic	$(37,222)	$(34,211)	$(4,547)
Foreign	92,176	72,593	118,399
Earnings before income tax	$54,954	$38,382	$113,852

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The components of the provision for income taxes for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Current income tax expense:
Federal	$3,510	$3,006	$1,944
State and local	414	650	234
Foreign	23,759	17,607	18,390
Total current income tax expense	27,683	21,263	20,568
Deferred income tax (benefit) expense:
Federal	(7,495)	(5,971)	(4,400)
State and local	444	(213)	(91)
Foreign	(6,021)	(1,138)	4,341
Total deferred (benefit) income tax expense	(13,072)	(7,322)	(150)
Total income tax expense	$14,611	$13,941	$20,418

As of December 31, 2023, deferred U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries since these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one-time transition tax or global intangible low-taxed income provision, or they will be offset with a 100% dividend received deduction. However, the Company continues to provide a deferred tax liability for foreign income and withholding tax that will be incurred with respect to the undistributed foreign earnings that are not indefinitely reinvested.

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$44,053	$43,296
Intangible assets	4,314	4,417
Research and development credits	7,127	7,835
Property and equipment	4,800	6,983
Valuation reserves and accrued liabilities	11,221	8,388
Capitalized Research and Development Costs	23,658	19,087
Stock compensation	3,227	3,051
Defined benefit obligation	1,691	1,265
Inventory	181	6,762
Other credits	8,946	10,296
Other	9,154	790
Total deferred tax asset	118,372	112,170
Valuation allowance	(35,888)	(36,671)
Deferred tax liabilities:
Unrealized foreign currency exchange gains	—	(2,413)
Undistributed profits of subsidiary	(4,609)	(5,981)
Property and equipment	(12,627)	(15,423)
Other	(1,550)	(3,056)
Total deferred tax liability	(18,786)	(26,873)
Net deferred tax asset	$63,698	$48,626

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Reconciliations between the statutory Federal income tax rate and the effective rate of income tax expense for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory Federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Change in valuation allowance	(3.1)%	6.4%	(1.2)%
Effect of different tax rates of foreign jurisdictions	0.9%	(4.9)%	(5.2)%
Tax credits & deductions related to R&D	(8.5)%	(10.1)%	(2.3)%
Goodwill impairment	4.1%	—	—
Non-deductible expenses	6.8%	14.9%	1.7%
Non-deductible expenses related to acquisitions	—	7.0%	—
Other foreign, state and local taxes	3.5%	0.7%	1.6%
Tax impact of foreign income	3.6%	4.2%	3.6%
Stock option compensation	—	(3.8)%	(2.0)%
Prior year adjustments	0.7%	1.7%	(0.7)%
Other	(2.4)%	(0.8)%	1.4%
Effective rate	26.6%	36.3%	17.9%

The Company has Net Operating Loss (“NOL”) carryforwards as follows:

Jurisdiction	Amount as of December 31, 2023	Years of Expiration
U.S. state income tax	$51,235	2024-2042
Foreign	$296,334	Never

We have NOL carryforwards in various states associated with the benefits of the state dividends received reduction and foreign royalty exclusion. The state NOL carryforwards generally expire at various dates from 2024 to 2042. We have concluded that there is not sufficient evidence these NOL carryforwards will be utilized, and thus have not recognized the benefit of these NOL carryforwards.

At December 31, 2023, certain non-U.S. subsidiaries had NOL carryforwards totaling $296,334 which have no expiration date. The Company has a valuation allowance recorded against $16,413 of the total non-U.S. subsidiaries’ net operating loss carryforwards as of December 31, 2023.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of December 31, 2023, the Company was no longer subject to U.S. Federal examinations by tax authorities for tax years before 2020 and was no longer subject to foreign examinations by tax authorities for tax years before 2015.

The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2024 – 2025. For the years ended December 31, 2023, 2022 and 2021, income in foreign jurisdictions with such holidays was $8,185, $2,414, and $4,721, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

At December 31, 2023, 2022 and 2021, the Company had total unrecognized tax benefits of $5,486, $6,185 and $5,665, respectively, all of which, if recognized, would affect the effective income tax rates. The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$6,185	$5,665	$4,967
Additions based on tax position related to current year	87	972	1,105
Additions based on tax position related to prior year	347	433	160
Reductions from settlements and statute of limitation expiration	(1,266)	(610)	$(312)
Effect of foreign currency translation	133	(275)	(255)
Balance at end of year	$5,486	$6,185	$5,665

The Company classifies income tax-related penalties and net interest as income tax expense. In the years ended December 31, 2023, 2022 and 2021, income tax related interest and penalties were not material. It is reasonably possible that audit settlements, the conclusions of current examinations or the expiration of the statute of limitations in several jurisdictions could impact the Company’s unrecognized tax benefits.
Note 19 — Segment Reporting

Segment information is used by management for making operating decisions for the Company. Management evaluates the performance of the Company’s segments based primarily on operating income or loss.

The Company’s reportable segments are as follows:

▪
Automotive — the design, development, manufacturing and sales of automotive climate comfort systems, automotive cable systems, battery performance solutions, lumbar and massage comfort solutions, valve systems, and automotive electronic and software systems.
▪
Medical — this segment represents the results from our patient temperature management business within the medical industry.

The Corporate category includes unallocated costs related to our corporate headquarter activities, including selling, general and administrative costs and acquisition transaction costs, which do not meet the requirements for being classified as an operating segment.

The tables below present segment information about the reported product revenues and operating income of the Company for years ended December 31, 2023, 2022 and 2021.

	Automotive	Medical	Corporate	Total
2023:
Product revenues	$1,422,952	$46,124	$—	$1,469,076
Depreciation and amortization	45,845	3,654	1,449	50,948
Operating income (loss)	185,956	(22,234)	(86,283)	77,439
2022:
Product revenues	$1,161,616	$43,040	$—	$1,204,656
Depreciation and amortization	39,815	3,344	1,235	44,394
Operating income (loss)	118,433	(4,029)	(66,097)	48,307
2021:
Product revenues	$1,004,633	$41,517	$—	$1,046,150
Depreciation and amortization	35,389	2,460	931	38,780
Operating income (loss)	162,994	(1,829)	(46,159)	115,006

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Automotive and Medical segment product revenues by product category for each of the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Climate Control Seat	$482,665	$426,046	$393,816
Seat Heaters	308,588	283,970	270,054
Steering Wheel Heaters	153,943	120,949	102,496
Lumbar and Massage Comfort Solutions (a)	144,923	56,980	—
Valve Systems (a)	106,262	41,980	—
Automotive Cables	79,993	76,962	84,114
Battery Performance Solutions	75,484	71,907	69,594
Electronics	40,387	44,106	51,648
Other Automotive	30,707	38,716	32,911
Subtotal Automotive segment	1,422,952	1,161,616	1,004,633
Medical segment (a)	46,124	43,040	41,517
Total Company	$1,469,076	$1,204,656	$1,046,150
(a)
Includes product revenues from acquisitions since their respective acquisition dates (see Note 4).

Revenue (based on shipment destination) by geographic area for each of the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
United States	$537,096	$472,468	$404,466
China	221,512	183,419	142,816
South Korea	115,854	94,937	93,516
Germany	102,383	75,367	66,929
Czech Republic	69,714	49,293	43,931
Japan	60,879	57,718	63,527
Romania	53,982	47,532	51,367
Mexico	45,733	23,233	18,194
Slovakia	44,946	34,686	30,004
Finland	39,632	33,627	29,325
Other	177,345	132,376	102,075
Total Non-U.S.	931,980	732,188	641,684
Total Company	$1,469,076	$1,204,656	$1,046,150

The table below lists the percentage of total product revenues generated from sales to customers which contributed 10% or more to the Company’s total consolidated product revenue for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Lear	15%	16%	15%
Adient	13%	15%	15%

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Property and equipment, net, for each of the geographic areas in which the Company operates as of December 31, 2023 and 2022 is as follows:

	December 31,
Property and equipment, net	2023	2022
Germany	$46,586	$47,342
China	45,429	43,162
Mexico	39,943	31,597
United States	37,413	41,034
North Macedonia	27,675	27,808
Vietnam	21,664	19,808
Czech Republic	11,126	11,381
Hungary	9,097	11,736
Ukraine	5,986	5,077
Other	315	5,535
Total	$245,234	$244,480

GENTHERM INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2023, 2022 and 2021

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other Activity		Deductions from Reserves	Balance at End of Period
Allowance for Deferred Income Tax Assets
Year Ended December 31, 2021	$17,197	$357	$(102)		$(1,362)	$16,090
Year Ended December 31, 2022	16,090	2,482	18,099	[a]	—	36,671
Year Ended December 31, 2023	36,671	(1,746)	963		—	35,888

Reserve for Inventory
Year Ended December 31, 2021	$7,141	$2,499	$(134)		$(3,492)	$6,014
Year Ended December 31, 2022	6,014	15,923	(133)		(2,558)	19,246
Year Ended December 31, 2023	19,246	6,867	3,876		(1,972)	28,017
(a)
Includes amount relates to valuation allowance from acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTHERM INCORPORATED

By:	/S/ Phillip Eyler
Phillip Eyler
Chief Executive Officer

Date: February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ PHILLIP EYLER	Director, President and Chief	February 21, 2024
PHILLIP EYLER	Executive Officer (Principal Executive Officer)

/s/ MATTEO ANVERSA	Executive Vice President, Chief	February 21, 2024
MATTEO ANVERSA	Financial Officer and Treasurer (Principal Financial Officer)

/s/ NICHOLAS BREISACHER	Vice President, Chief Accounting Officer	February 21, 2024
NICHOLAS BREISACHER	(Principal Accounting Officer)

*	Director, Chairman of the Board	February 21, 2024
RONALD HUNDZINSKI

*	Director	February 21, 2024
SOPHIE DESORMIÈRE

*	Director	February 21, 2024
David Heinzmann

*	Director	February 21, 2024
LAURA KOWALCHIK

*	Director	February 21, 2024
CHARLES KUMMETH

*	Director	February 21, 2024
BETSY METER

*	Director	February 21, 2024
BYRON SHAW

*	Director	February 21, 2024
JOHN STACEY

*	Director	February 21, 2024
KENNETH WASHINGTON

*By:	/s/ Phillip Eyler
Phillip Eyler, Attorney-in-Fact