Form 10-Q
period 2024-03-31
GENTHERM Inc
filed 2024-04-30
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

At April 25, 2024, there were 31,644,934 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$125,107	$149,673
Accounts receivable, net	265,149	253,579
Inventory:
Raw materials	134,463	126,013
Work in process	18,611	15,704
Finished goods	66,510	64,175
Inventory, net	219,584	205,892
Other current assets	90,592	78,420
Total current assets	700,432	687,564
Property and equipment, net	241,798	245,234
Goodwill	102,194	104,073
Other intangible assets, net	63,165	66,482
Operating lease right-of-use assets	34,631	27,358
Deferred income tax assets	81,395	81,930
Other non-current assets	29,095	21,730
Total assets	$1,252,710	$1,234,371
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$226,190	$215,827
Current lease liabilities	7,642	7,700
Current maturities of long-term debt	324	621
Other current liabilities	98,939	100,805
Total current liabilities	333,095	324,953
Long-term debt, less current maturities	222,173	222,217
Non-current lease liabilities	23,126	16,175
Pension benefit obligation	2,768	3,209
Other non-current liabilities	24,489	23,095
Total liabilities	$605,651	$589,649
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 31,629,224 and 31,542,001 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	53,269	50,503
Paid-in capital	—	—
Accumulated other comprehensive loss	(45,195)	(30,160)
Accumulated earnings	638,985	624,379
Total shareholders’ equity	647,059	644,722
Total liabilities and shareholders’ equity	$1,252,710	$1,234,371

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Product revenues	$356,015	$363,625
Cost of sales	267,262	282,495
Gross margin	88,753	81,130
Operating expenses:
Net research and development expenses	22,745	25,145
Selling, general and administrative expenses	40,721	37,042
Restructuring expenses	7,238	1,269
Total operating expenses	70,704	63,456
Operating income	18,049	17,674
Interest expense, net	(3,244)	(4,144)
Foreign currency gain (loss)	2,549	(2,069)
Other income	973	230
Earnings before income tax	18,327	11,691
Income tax expense	3,542	3,728
Net income	$14,785	$7,963
Basic earnings per share	$0.47	$0.24
Diluted earnings per share	$0.47	$0.24
Weighted average number of shares – basic	31,544	33,182
Weighted average number of shares – diluted	31,691	33,386

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$14,785	$7,963
Other comprehensive (loss) income:
Pension benefit obligations	14	4
Foreign currency translation adjustments	(14,382)	8,255
Unrealized (loss) gain on foreign currency derivative securities, net of tax	(667)	2,129
Other comprehensive (loss) income, net of tax	(15,035)	10,388
Comprehensive (loss) income	$(250)	$18,351

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net income	$14,785	$7,963
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,818	13,583
Deferred income taxes	(184)	(1,786)
Stock based compensation	3,789	2,023
Loss on disposition of property and equipment	69	16
Provisions for inventory	296	1,704
Other	(842)	(44)
Changes in assets and liabilities:
Accounts receivable, net	(14,856)	(8,237)
Inventory	(16,648)	(1,137)
Other assets	(29,226)	(6,417)
Accounts payable	12,337	24,289
Other liabilities	6,340	(6,848)
Net cash (used in) provided by operating activities	(10,322)	25,109
Investing Activities:
Purchases of property and equipment	(11,320)	(6,294)
Proceeds from the sale of property and equipment	22	17
Proceeds from deferred purchase price of factored receivables	2,732	3,728
Cost of technology investments	(265)	—
Net cash used in investing activities	(8,831)	(2,549)
Financing Activities:
Borrowings on debt	10,000	—
Repayments of debt	(10,324)	(564)
Proceeds from the exercise of Common Stock options	812	263
Taxes withheld and paid on employees' share-based payment awards	(2,022)	(2,667)
Cash paid for the repurchase of Common Stock	—	(9,997)
Net cash used in financing activities	(1,534)	(12,965)
Foreign currency effect	(3,879)	3,144
Net (decrease) increase in cash and cash equivalents	(24,566)	12,739
Cash and cash equivalents at beginning of period	149,673	153,891
Cash and cash equivalents at end of period	$125,107	$166,630
Supplemental disclosure of cash flow information:
Cash paid for taxes	$4,900	$5,536
Cash paid for interest	3,310	3,235
Non-Cash Investing Activities:
Period-end balance of accounts payable for property and equipment	$8,643	$2,370
Deferred purchase price of receivables factored in the period	4,447	4,739

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2023	31,542	$50,503	$—	$(30,160)	$624,379	$644,722
Net income	—	—	—	—	14,785	14,785
Other comprehensive loss	—	—	—	(15,035)	—	(15,035)
Stock compensation, net	87	2,766	—	—	(179)	2,587
Stock repurchase	—	—	—	—	—	—
Balance at March 31, 2024	31,629	$53,269	$—	$(45,195)	$638,985	$647,059

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2022	33,202	$122,658	$5,447	$(46,489)	$590,657	$672,273
Net income	—	—	—	—	7,963	7,963
Other comprehensive income	—	—	—	10,388	—	10,388
Stock compensation, net	94	(241)	(68)	—	—	(309)
Stock repurchase	(169)	(9,997)	—	—	—	(9,997)
Balance at March 31, 2023	33,127	$112,420	$5,379	$(36,101)	$598,620	$680,318

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

During the first half of 2023, the Company launched Fit-for-Growth 2.0 to execute as part of our long-term growth strategy. Fit-for-Growth 2.0 is expected to deliver significant cost reductions through sourcing excellence, value engineering, manufacturing productivity, manufacturing footprint optimization, product profitability and cost synergies from the 2022 acquisition of Alfmeier Präzision SE. Additionally, the program is intended to drive operating expense efficiency to leverage scale.

Basis of Presentation and Significant Accounting Policies

The unaudited consolidated condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The information furnished in the consolidated condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) considered necessary to present fairly the results of operations, financial position and cash flows of the Company. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The operating results for interim periods are not necessarily indicative of results that may be expected for other interim periods or for the full year.

In preparing these financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other third-party sources, as appropriate. These estimates and assumptions are subject to an inherent degree of uncertainty. We are not presently aware of any events or circumstances that would require us to update such estimates and assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

All amounts in these notes to the consolidated condensed financial statements are presented in thousands, except share and per share data.

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

Variable Interest Entities

The Company maintains an ownership interest in a VIE, Carrar Ltd. (“Carrar”). Carrar is a technology developer of advanced thermal management systems for the electric mobility market. The Company determined that Carrar is a VIE; however, the Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of the investment. Therefore, the Company has concluded that it is not the primary beneficiary. Gentherm’s investment in Carrar is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. In the first quarter of 2024, we recognized an increase in the fair value of our investment in Carrar of $1,097 in Other income in the consolidated condensed statements of income due to observable transactions. The Carrar investment was $3,897 and $2,800 as of March 31, 2024 and December 31, 2023, respectively, and is recorded in Other non-current assets in the consolidated condensed balance sheets.

Revenue Recognition

The Company has no material contract assets or contract liabilities as of March 31, 2024.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $10,945 and $7,305 as of March 31, 2024 and December 31, 2023, respectively. These amounts are recorded in Other non-current assets in the consolidated condensed balance sheets and are being amortized into Product revenues in the consolidated condensed statements of income over the expected production life of the applicable program.

Note 2 – New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board. New ASUs effective in 2023 were assessed and determined to be either not applicable or not expected to have a significant impact on the Company's consolidated condensed financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". ASU 2023-07 requires a public entity to disclose, on an annual and interim basis, significant segment expenses that are included within each reported measure of segment profit or loss and regularly reviewed by the chief operating decision maker ("CODM"), the title and position of the CODM, clarification regarding the CODM's use of multiple measures of a segment's profit or loss in assessing segment performance (this must include a measure that is consistent with the measurement principles under U.S. GAAP, but may also include additional measures of a segment's profit or loss), and a description of the composition of amounts within an "Other" segment line item. Further, ASU 2023-07 requires that all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 to be provided in interim periods. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 should be adopted retrospectively to all periods presented in the financial statements and early adoption is permitted. We are currently in the process of determining the impact the implementation of ASU 2023-07 will have on the Company’s financial statement disclosures.

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

Note 3 – Restructuring

The Company continuously monitors market developments, industry trends and changing customer needs and in response, has taken and may continue to undertake restructuring actions, as necessary, to execute management’s strategy, streamline operations and optimize the Company’s cost structure. Restructuring actions may include the realignment of existing manufacturing footprint, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs.

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

2023 Manufacturing Footprint Rationalization

On September 19, 2023, the Company committed to a restructuring plan (“2023 Plan”) to improve the Company’s manufacturing productivity and rationalize its footprint. Under this 2023 Plan, the Company is in the process of relocating certain existing manufacturing and related activities in its Greenville, South Carolina facility to a new facility in Monterrey, Mexico.

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

During the three months ended March 31, 2024, the Company recognized restructuring expense of $747 for employee separation costs and $293 for other costs.

The Company has recorded $1,737 of restructuring expenses since the inception of this program as of March 31, 2024.

Other Restructuring Actions

The Company has undertaken several discrete restructuring actions in an effort to optimize its cost structure.

During the three months ended March 31, 2024, the Company’s Automotive segment recognized $4,219 for employee separation costs related to structural cost reductions impacting the Company’s global salaried workforce. These cost reductions are connected to Fit-for-Growth 2.0.

During the three months ended March 31, 2024, the Company’s Automotive segment recognized $1,805 for employee separation costs related to the relocation of electronic component manufacturing in Germany to a manufacturing facility in China.

During the three months ended March 31, 2024, the Company recognized $174 of other costs related to all other restructuring actions. These other restructuring actions are focused on the reduction of global overhead costs.

The Company expects to incur less than $1,000 of additional restructuring costs for the other restructuring actions that have been approved as of March 31, 2024.

During the three months ended March 31, 2023, the Company recognized $1,256 for employee separation costs and $164 for other costs. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to best cost locations and the reduction of global overhead costs.

Restructuring Expenses By Reporting Segment

The following table summarizes restructuring expense for the three months ended March 31, 2024 and 2023 by reporting segment:

	Three Months Ended March 31,
	2024	2023
Automotive	$7,114	$1,074
Medical	20	—
Corporate	104	195
Total	$7,238	$1,269

Restructuring Liability

Restructuring liabilities are classified as Other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring liability for the three months ended March 31, 2024:

	Employee Separation Costs	Other Related Costs	Total
Balance at December 31, 2023	$2,150	$—	$2,150
Additions, charged to restructuring expenses	6,771	467	7,238
Cash payments	(1,762)	(380)	(2,142)
Non-cash utilization	—	(87)	(87)
Currency translation	(19)	—	(19)
Balance at March 31, 2024	$7,140	$—	$7,140

Note 4 – Details of Certain Balance Sheet Components

	March 31, 2024	December 31, 2023
Other current assets:
Billable tooling	$17,939	$16,877
Income tax and other tax receivable	17,847	16,017
Notes receivable	17,504	18,226
Prepaid expenses	11,391	7,889
Short-term derivative financial instruments	11,479	10,717
Receivables due from factor	6,504	4,422
Other	7,928	4,272
Total other current assets	$90,592	$78,420
Other current liabilities:
Accrued employee liabilities	$31,217	$43,176
Liabilities from discounts and rebates	23,528	22,916
Income tax and other taxes payable	23,055	19,327
Restructuring	7,140	2,150
Accrued warranty	5,068	3,945
Other	8,931	9,291
Total other current liabilities	$98,939	$100,805

Note 5 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2024 was as follows:

	Automotive	Medical	Total
Balance as of December 31, 2023	$76,696	$27,377	$104,073
Currency translation and other	(1,543)	(336)	(1,879)
Balance as of March 31, 2024	$75,153	$27,041	$102,194

The Company’s cumulative goodwill impairment expense since inception was $19,509 as of March 31, 2024 and December 31, 2023, which includes Gentherm’s goodwill impairment of the Medical reporting unit in 2023.

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024				December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$112,931	$(72,958)	$—	$39,973	$115,465	$(73,737)	$41,728
Technology	44,871	(29,268)	—	15,603	45,861	(29,317)	16,544
Product development costs	18,868	(18,705)	—	163	19,434	(19,270)	164
Software development	1,007	(50)	—	957	1,007	—	1,007
Indefinite-lived:
Tradenames	6,999	—	(530)	6,469	7,039	—	7,039
Total	$184,676	$(120,981)	$(530)	$63,165	$188,806	$(122,324)	$66,482

In addition to annual impairment testing, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore would require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. During the three months ended March 31, 2024, we recorded a non-cash impairment charge of $530 for one of our tradenames within the Medical segment. We are not presently aware of any other events or circumstances that would require us to revise the carrying value of our assets or liabilities as of March 31, 2024.

Note 6 – Debt

The following table summarizes the Company’s debt as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
Revolving Credit Facility (U.S. Dollar denominations)	6.80%	$222,000	6.58%	$222,000
Other loans	—	—	3.90%	233
Finance leases	3.51%	497	3.53%	605
Total debt		222,497		222,838
Current maturities		(324)		(621)
Long-term debt, less current maturities		$222,173		$222,217

Credit Agreement

On June 10, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A., as administrative agent (the “Agent”).

The Second Amended and Restated Credit Agreement provides for a $500,000 secured revolving credit facility (the “Revolving Credit Facility”), with a $50,000 sublimit for swing line loans and a $15,000 sublimit for the issuance of standby letters of credit. Any amount of the facility utilized for swing line loans or letters of credit outstanding will reduce the amount available under the Second Amended and Restated Credit Agreement. The Company had no outstanding letters of credit issued as of March 31, 2024 and December 31, 2023.

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

The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Second Amended and Restated Credit Agreement also contains customary events of default. As of March 31, 2024, the Company was in compliance, in all material respects, with the terms of the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement additionally contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the Revolving Credit Facility may be accelerated and may become immediately due and payable.

Under the Second Amended and Restated Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Term SOFR rate (“Term SOFR Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate plus 0.50%, Bank of America’s prime rate, or the Term SOFR rate plus 1.00%. The rate for Term SOFR Rate Loans denominated in U.S. Dollars is equal to the forward-looking Secured Overnight Financing Rate (“SOFR”) term rate administered by the Chicago Mercantile Exchange with a term of one month. All loans denominated in a currency other than the U.S. Dollar must be Term SOFR Rate Loans. Interest is payable at least quarterly. Additionally, a commitment fee of between 0.175% to 0.300%, which will vary based on the Consolidated Net Leverage Ratio, as defined in the Second Amended and Restated Credit Agreement, is payable on the average daily unused amounts under the Revolving Credit Facility.

The Applicable Rate varies based on the Consolidated Net Leverage Ratio reported by the Company. As long as the Company is not in default of the terms and conditions of the Second Amended and Restated Credit Agreement, the lowest and highest possible Applicable Rate is 1.125% and 2.125%, respectively, for Term SOFR Rate Loans and 0.125% and 1.125%, respectively, for Base Rate Loans.

Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and the maximum Consolidated Net Leverage Ratio as of the end of any fiscal quarter. Based upon consolidated EBITDA for the trailing four fiscal quarters calculated for purposes of the Consolidated Net Leverage Ratio, $278,000 remained available as of March 31, 2024 for additional borrowings under the Second Amended and Restated Credit Agreement subject to specified conditions that Gentherm currently satisfies.

In connection with the Second Amended and Restated Credit Agreement, the Company incurred debt issuance costs of $1,520, which have been capitalized and are being amortized into Interest expense, net over the term of the Revolving Credit Facility.

The scheduled principal maturities of our debt as of March 31, 2024 were as follows:

	U.S. Revolving Note	Other Debt	Total
2024	$—	$324	$324
2025	—	148	148
2026	—	68	68
2027	222,000	—	222,000
2028	—	—	—
2029	—	—	—
Total	$222,000	$540	$222,540

Note 7 – Commitments and Contingencies

Legal and other contingencies

The Company is subject to various legal actions and claims in the ordinary course of its business, which may include those arising out of breach of contracts, intellectual property rights, environmental matters, regulatory matters and employment-related matters. The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters outstanding as of March 31, 2024 will not have a material adverse effect on its results of operations or financial position. Product liability and warranty reserves are recorded separately from legal reserves.

Product Liability and Warranty Matters

Our products subject us to warranty claims and, from time to time product liability claims, based on the Company’s products alleged failure to perform as expected or resulting in alleged bodily injury or property damage. If any of our products are or are alleged to be defective, we may be required to participate in a recall or other corrective action involving such products. The Company maintains liability insurance coverage at levels based on commercial norms and historical claims experience. The Company can provide no assurances that it will not experience material claims or liabilities in the future or that it will not incur significant costs to defend such claims.

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

On February 14, 2024, the National Highway Traffic Safety Administration announced that Volkswagen Group of America, Inc. (“VW”) is recalling 261,257 vehicles from model years 2015-2020 to remedy an alleged problem with a suction jet pump seal inside the fuel tank system. VW informed Gentherm of its plan to conduct the recall on April 3, 2024. The suction jet pump is a product originally designed and manufactured by Alfmeier Präzision SE (“Alfmeier”), the business Gentherm acquired in August 2022. The Company has not accepted any financial responsibility for the recall and intends to provide replacement parts for the recall at commercial pricing paid by VW. The Company intends to pursue discussions with VW to advance its position and resolve this matter. No litigation has been threatened or filed as of the date of this report. If the Company is obligated to indemnify VW for the direct and indirect costs associated with the recall, such costs could be material. The Company has insurance policies that generally include coverage of the costs of a recall, although the Company’s costs related to manufacturing of replacement parts are generally not covered. In addition, the Company’s purchase agreement of Alfmeier includes indemnification provisions under which the Company believes it would have a claim against the sellers. Given the uncertainty that exists concerning the resolution of this matter, as of the date of this report, the Company cannot reasonably estimate the amount and timing of possible costs that may be incurred by the Company.

The following is a reconciliation of the changes in accrued warranty costs:

	Three Months Ended March 31,
	2024	2023
Balance at the beginning of the period	$3,945	$2,380
Warranty claims paid	(747)	(559)
Warranty expense for products shipped during the current period	806	988
Adjustments to warranty estimates from prior periods(a)	1,123	(6)
Adjustments due to currency translation	(59)	18
Balance at the end of the period	$5,068	$2,821
(a)
Change in estimate related to a claim received during the quarter ended March 31, 2024.

Note 8 – Supplier Finance Program

The Company is party to a supplier finance program with a third-party service provider (“Service Provider”), pursuant to which the Company has offered the opportunity to participate to certain of the Company's suppliers. Although the program generally provides suppliers with a lower cost of capital than they could obtain individually due to the Company’s negotiated terms, the Company has no economic interest in a supplier’s participation and the Company has not pledged any assets to the Service Provider under this program.

Under this program, the Company and supplier initially agree on the contractual payment terms for the goods to be procured for the Company in the ordinary course. A supplier’s participation in this program is voluntary and does not impact its contractual payment terms with the Company, including the payment amount and timing of when payments are due. A participating supplier has the sole discretion to determine whether to sell one or more invoices, if any, to the Service Provider in exchange for payment by the Service Provider on an earlier date than provided for in the contract with the Company. Amounts due to participating suppliers are included in Accounts payable in the consolidated condensed balance sheets until the Company makes payment to the Service Provider, even though the payment of such amount will be made to the supplier at an earlier date by the Service Provider. As of March 31, 2024, the Company had outstanding payment obligations to participating suppliers of $9,473 confirmed under the program. Payments of the Company’s obligations to the Service Provider are reported as operating cash flows in the consolidated condensed statements of cash flows.

Note 9 – Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of the Company’s Common Stock, no par value (“Common Stock”), outstanding during the period. The Company’s diluted earnings per share give effect to all potential shares of Common Stock outstanding during a period that do not have an anti-dilutive impact to the calculation. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be issued from the exercise of Common Stock equivalents.

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
Net income	$14,785	$7,963

Basic weighted average shares of Common Stock outstanding	31,543,784	33,181,828
Dilutive effect of stock options, restricted stock awards and restricted stock units	147,547	204,306
Diluted weighted average shares of Common Stock outstanding	31,691,331	33,386,134

Basic earnings per share	$0.47	$0.24
Diluted earnings per share	$0.47	$0.24

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

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to Accumulated other comprehensive loss in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in Accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The Company records the ineffective portion of designated foreign currency instruments, if any, to Cost of sales in the consolidated condensed statements of income. Cash flows associated with derivatives are reported in Net cash (used in) provided by operating activities in the consolidated condensed statements of cash flows.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

The Company is party to a floating-to-fixed interest rate swap agreement that is an undesignated hedge of the Company’s exposure to interest payment fluctuations on a portion of the Revolving Credit Facility borrowings. The periodic changes in fair value is recognized in Interest expense, net.

Information related to the recurring fair value measurement of derivative instruments in the consolidated condensed balance sheet as of March 31, 2024 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Assets/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$74,122	Other current assets	$9,113	Other current liabilities	$—	$9,113
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Level 2	$100,000	Other current assets	$2,366	Other current liabilities	$—	$2,366

Information related to the recurring fair value measurement of derivative instruments in the consolidated condensed balance sheet as of December 31, 2023 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Assets/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$101,109	Other current assets	$8,655	Other current liabilities	$—	$8,655
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Level 2	$100,000	Other current assets	$2,062	Other current liabilities	$—	$2,062

Information relating to the effect of derivative instruments on the consolidated condensed statements of income and the consolidated condensed statements of comprehensive (loss) income is as follows:

		Three Months Ended March 31,
	Location (Income/(Loss))	2024	2023
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Cost of sales – income	$3,376	$1,059
	Other comprehensive income (loss)	(853)	2,683
Total foreign currency derivatives		$2,523	$3,742

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense, net	$304	$(699)
Total interest rate derivatives		$304	$(699)

The Company did not incur any hedge ineffectiveness during the three months ended March 31, 2024 and 2023.

Accounts Receivable Factoring

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. The sale of receivables under these agreements is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and excluded from Accounts receivable in the consolidated condensed balance sheets. These factoring arrangements include a deferred purchase price component in which a portion of the purchase price for the receivable is paid by the financial institution in cash upon sale and the remaining portion is recorded as a deferred purchase price receivable and paid at a later date. Deferred purchase price receivables are recorded in Other current assets within the consolidated condensed balance sheets. Cash proceeds received upon the sale of the receivables are included in Net cash (used in) provided by operating activities and the cash proceeds received on the deferred purchase price receivables are included in Net cash used in investing activities. All factoring arrangements incorporate customary representations, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes.

Receivables factored and availability under receivables factoring agreements balances as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Receivables factored and outstanding	$16,510	$18,532
Amount available under the credit limit	7,425	5,891
Collective factoring limit	$23,935	$24,423

Trade receivables sold and factoring fees incurred during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Trade receivables sold	$30,102	$38,540
Factoring fees incurred	179	161

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative instruments (see Note 10) and pension plan assets, the Company had no material financial assets and liabilities that were carried at fair value at March 31, 2024 and December 31, 2023. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. During the year ended December 31, 2023, the Company utilized a third-party to assist in the Level 3 fair value estimates of other intangible assets for acquisitions and goodwill of the Medical reporting unit. The estimated fair values of these assets were based on third-party valuations and management’s estimates, generally utilizing income and market approaches. As of March 31, 2024, and December 31, 2023, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of March 31, 2024, and December 31, 2023, the carrying values of the indebtedness under the Company’s Second Amended and Restated Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).

Note 12 – Equity

In December 2020, the Board of Directors of Gentherm Incorporated (“Board of Directors”) authorized a stock repurchase program (the “2020 Stock Repurchase Program”). Under the 2020 Stock Repurchase Program, the Company was authorized to repurchase up to $150,000 of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023. On November 1, 2023, the Board of Directors extended the maturity date of the program from December 15, 2023 to June 30, 2024.

Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. During the three months ended March 31, 2024, the Company did not make any repurchases under the 2020 Stock Repurchase Program. The 2020 Stock Repurchase Program had $37,491 of repurchase authorization remaining as of March 31, 2024.

On November 1, 2023, following the above-noted extension, the Company entered into a Confirmation of Issuer Forward Repurchase Transaction agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) that provides for the Company to purchase shares of Common Stock in an aggregate amount of $60,000 (the “ASR Repurchase Amount”) under the 2020 Stock Repurchase Program.

Under the terms of the ASR Agreement, on November 2, 2023, the Company paid $60,000 to Bank of America for an initial purchase of approximately 1.22 million shares of Common Stock, representing 80% of ASR Repurchase Amount. The final settlement date is scheduled to occur in the second quarter of 2024. As of the final settlement date, Bank of America may be required to deliver additional shares of Common Stock to the Company or the Company may be required to deliver shares of Common Stock to Bank America, such that the Company’s repurchase of Common Stock under the ASR Agreement in aggregate will equal the ASR Repurchase Amount (based on the average of the daily volume-weighted average prices of the Common Stock during the term of the ASR Agreement, less a specified discount). There is no cash requirement as of the final settlement date.

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

Note 13 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting Accumulated other comprehensive loss during the three months ended March 31, 2024 and 2023 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2023	$(1,011)	$(34,830)	$5,681		$(30,160)
Other comprehensive (loss) income before reclassifications	—	(14,275)	3,496		(10,779)
Income tax effect of other comprehensive (loss) income before reclassifications	—	(107)	(762)		(869)
Amounts reclassified from accumulated other comprehensive loss into net income	21	—	(4,349)	[a]	(4,328)
Income taxes reclassified into net income	(7)	—	948		941
Net current period other comprehensive income (loss)	14	(14,382)	(667)		(15,035)
Balance at March 31, 2024	$(997)	$(49,212)	$5,014		$(45,195)
(a)
The amounts reclassified from Accumulated other comprehensive loss were included in Cost of sales in the consolidated condensed statements of income.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2022	$(1,067)	$(48,269)	$2,847		$(46,489)
Other comprehensive income before reclassifications	—	8,191	3,742		11,933
Income tax effect of other comprehensive income before reclassifications	—	64	(815)		(751)
Amounts reclassified from accumulated other comprehensive loss into net income	6	—	(1,059)	[a]	(1,053)
Income taxes reclassified into net income	(2)	—	261		259
Net current period other comprehensive income	4	8,255	2,129		10,388
Balance at March 31, 2023	$(1,063)	$(40,014)	$4,976		$(36,101)
(a)
The amounts reclassified from Accumulated other comprehensive loss were included in Cost of sales in the consolidated condensed statements of income.

The Company expects that substantially all of the existing gains and losses related to foreign currency derivatives reported in Accumulated other comprehensive loss as of March 31, 2024 to be reclassified into earnings during the next twelve months. See Note 10 for additional information about derivative financial instruments and the effects from reclassification to Net income.

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended March 31, 2024 and 2023, is shown below:

	Three Months Ended March 31,
	2024	2023
Income tax expense	$3,542	$3,728
Earnings before income tax	$18,327	$11,691
Effective tax rate	19.3%	31.9%

Income tax expense was $3,542 for the three months ended March 31, 2024 on earnings before income tax of $18,327, representing an effective tax rate of 19.3%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of a one-time benefit related to the Alfmeier acquisition, partially offset by income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of the global intangible low-tax income (“GILTI”).

Income tax expense was $3,728 for the three months ended March 31, 2023 on earnings before income tax of $11,691, representing an effective tax rate of 31.9%. The tax amount included the effect of the settlement and closure of a multi-year state audit of $454. Adjusted for the audit impacts, the effective rate was 28.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, the unfavorable impact of the GILTI, and the quarterly accrual for uncertain tax positions, partially offset by the impact of research and development credits in various jurisdictions and certain favorable tax effects on stock compensation vesting.

Note 15 – Segment Reporting

Segment information is used by management for making operating decisions for the Company. Management evaluates the performance of the Company’s segments based primarily on operating income or loss.

The Company’s reportable segments are as follows:

•
Automotive – this segment represents the design, development, manufacturing and sales of automotive climate comfort systems, automotive cable systems, battery performance solutions, lumbar and massage comfort solutions, fuel management valves and other valves for brake and engine systems, and automotive electronic and software systems.
•
Medical – this segment represents the results from our patient temperature management business within the medical industry.

The Corporate category includes unallocated costs related to our corporate headquarter activities, including selling, general and administrative costs and acquisition transaction costs, which do not meet the requirements for being classified as an operating segment.

The tables below present segment information about the reported Product revenues, Depreciation and amortization and Operating income (loss) of the Company for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31,	Automotive	Medical	Corporate	Total
2024
Product revenues	$344,638	$11,377	$—	$356,015
Depreciation and amortization	12,408	883	527	$13,818
Operating income (loss)	43,210	(483)	(24,678)	$18,049
2023
Product revenues	$352,692	$10,933	$—	$363,625
Depreciation and amortization	12,340	978	265	$13,583
Operating income (loss)	38,379	(493)	(20,212)	$17,674

Automotive and Medical segment Product revenues by product category for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Climate Control Seat	$115,590	$114,753
Seat Heaters	77,076	75,636
Steering Wheel Heaters	39,814	36,347
Lumbar and Massage Comfort Solutions	38,251	38,738
Valve Systems	26,625	26,994
Automotive Cables	21,519	20,220
Battery Performance Solutions	13,608	20,309
Electronics	8,185	10,970
Other Automotive	3,970	8,725
Subtotal Automotive segment	344,638	352,692
Medical segment	11,377	10,933
Total Company	$356,015	$363,625

Total Product revenues information by geographic area for the three months ended March 31, 2024 and 2023 is as follows (based on shipment destination):

	Three Months Ended March 31,
	2024	2023
United States	$125,453	$141,452
China	54,476	46,654
South Korea	28,184	28,738
Germany	23,613	26,512
Czech Republic	19,584	17,650
Romania	14,222	12,533
Slovakia	13,178	11,596
Japan	12,455	15,222
United Kingdom	11,324	10,133
Mexico	10,015	9,094
Other	43,511	44,041
Total Non-U.S.	230,562	222,173
Total Company	$356,015	$363,625

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as: the expected light vehicle production in the Company’s key markets; the integration of acquisitions; the impact of macroeconomic and geopolitical conditions; the components of and our ability to execute our updated strategic plan and 2023 manufacturing footprint rationalization restructuring plan; long-term consumer and technological trends in the automotive industry and our related market opportunity for our existing and new products and technologies; the competitive landscape; the impact of global tax reform legislation; the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs; and our ability to finance sufficient working capital. Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. The forward-looking statements included in this Report are made as of the date hereof or as of the date specified herein and are based on management’s reasonable expectations and beliefs. In making these statements we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we consider appropriate under the circumstances. Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent reports filed with or furnished to the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements. In addition, with reasonable frequency, we have entered into business combinations, acquisitions, divestitures, strategic investments and other significant transactions. Such forward-looking statements do not include the potential impact of any such transactions that may be completed after the date hereof, each of which may present material risks to the Company’s future business and financial results. Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated condensed financial statements and related notes thereto included elsewhere in this Report and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our Automotive sales are driven by the number of vehicles produced by the OEMs, which is ultimately dependent on consumer demand for automotive vehicles, our product content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. Historically, new vehicle demand and product content (i.e. vehicle features) have been driven by macroeconomic and other factors, such as interest rates, automotive manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives. Vehicle content has also been driven by trends in consumer preferences, such as preferences for smart devices and features, personalized user experience, and comfort, health and wellness. Economic volatility or weakness in North America, Europe or Asia, as well as global geopolitical factors, have had and could result in a significant reduction in automotive sales and production by our customers, which have had and would have an adverse effect on our business, results of operations and financial condition. We believe our diversified OEM customer base and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns in the ordinary course. However, shifts in the mix of global automotive production to higher cost regions or to vehicles that contain less of our product content as well as continuing production challenges and inflationary pressures have adversely impacted our profitability and may continue to do so. In addition, we have been and may in the future be adversely impacted by volatility or weakness in markets for hybrid or electric vehicles specifically. We believe our products offer certain advantages for hybrid and electric vehicles, including improved energy efficiency, and position us well to withstand changes in the volume mix between vehicles driven by internal combustion engines and hybrid and other electric vehicles. We believe our industry is increasingly progressing towards a focus on human comfort and health and wellness, which is evidenced by increasing adoption rates for comfort products. We believe that products we are developing, such as ClimateSense®, WellSense™, and our acquisition of Alfmeier’s pneumatic comfort solutions, position us well to address trends in consumer preferences such as personalized user experience, comfort, health and wellness. Gentherm is an independent partner that can cooperate with any combination of the vehicle OEMs and seat manufacturers globally, including those that are vertically integrated, to create innovative and unique configurations that adapt to industry trends.

Recent Trends

Global Conditions

Since 2020, the global economy has experienced significant volatility and supply chain disruption, which has had a widespread adverse effect on the global automotive industry. These macroeconomic conditions have resulted in fluctuating demand and production disruptions, facility closures, labor shortages and work stoppages. In addition, global inflation has increased significantly beginning in 2021. Although supply chain conditions have steadily improved and certain inflationary pressures have moderated, rising costs of materials, labor, equipment and other inputs used to manufacture and sell our products, including freight and logistics costs, have impacted, and may in the future impact, operating costs and operating results. We continue to employ measures to mitigate the impact of cost increases through identification of sourcing and manufacturing efficiencies where possible. However, we have been unable to fully mitigate or pass through the increases in our operating costs, which may continue in the future.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations. Therefore, fluctuations in foreign currency exchange rates can create volatility in the results of operations and may adversely affect our financial condition.

We have a global manufacturing footprint that enables us to serve our customers in the regions they operate and shift production between regions to remain competitive. In recent years there have been various ongoing geopolitical conflicts, such as the current conflicts between Russia and Ukraine, and in the Middle East, heightened tensions in the Red Sea, and potential tensions in the South China Sea. These conflicts have interrupted ocean freight shipping and if prolonged or intensified, could have a substantial adverse effect on our financial results. We, like other manufacturers, have a high proportion of fixed structural costs, and therefore relatively small changes in industry vehicle production can have a substantial effect on our financial results. If industry vehicle sales were to decline to levels significantly below our planning assumption, the decline could have a substantial adverse effect on our financial condition, results of operations, and cash flow.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework. The effective dates for different aspects of the directive are January 1, 2024, and January 1, 2025. The aspects of the directive that were effective as of January 1, 2024 did not have a material impact on the Company’s financial statements. Further, the Company does not expect the remaining aspects to have a material impact to the Company’s financial statements. The Company will continue to evaluate the potential impact on future periods of these tax regulations.

Fit-for-Growth 2.0

During the first half of 2023, the Company launched Fit-for-Growth 2.0 to execute as part of our long-term growth strategy. Fit-for-Growth 2.0 is expected to deliver significant cost reductions through sourcing excellence, value engineering, manufacturing productivity, manufacturing footprint optimization, product profitability and cost synergies from the Alfmeier acquisition. Additionally, the program is intended to drive operating expense efficiency to leverage scale.

2023 Manufacturing Footprint Rationalization

On September 19, 2023, the Company committed to a restructuring plan (“2023 Plan”) to improve the Company’s manufacturing productivity and rationalize its footprint. Under this 2023 Plan, the Company will relocate certain existing manufacturing and related activities in its Greenville, South Carolina facility to a new facility in Monterrey, Mexico.

The Company expects to incur total costs of between $12 million and $16 million, of which between $11 million and $15 million are expected to be cash expenditures. The actions under the 2023 Plan are expected to be substantially completed by the end of 2025 and generate annual benefits of between $5 million and $6 million. The actual timing, costs and savings of the 2023 Plan may differ materially from the Company’s current expectations and estimates. During the three months ended March 31, 2024, the Company recognized restructuring expense of $0.7 million for employee separation costs and $0.3 million for other costs.

See Note 3, “Restructuring,” to the notes to the consolidated condensed financial statements included in this Report for additional information related to this plan.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm S&P Global Mobility (April 2024 release), global light vehicle production in the three months ended March 31, 2024 in the Company’s key markets of North America, Europe, China, Japan and Korea, as compared to the three months ended March 31, 2023, are shown below (in millions of units):

	Three Months Ended March 31,
	2024	2023	% Change
North America	3.9	3.9	1.4%
Europe	4.5	4.6	(2.5)%
Greater China	6.2	5.9	4.4%
Japan / South Korea	2.9	3.2	(9.7)%
Total light vehicle production volume in key markets	17.5	17.6	(0.6)%

The S&P Global Mobility (April 2024 release) forecasted light vehicle production volume in the Company’s key markets for full year 2024 to remain flat at 75.4 million units from full year 2023 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts have been and may continue to be significantly different from period to period due to changes in macroeconomic and geopolitical conditions or matters specific to the automotive industry. Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of S&P Global Mobility or other third-party sources.

Automotive New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the first quarter of 2024, we secured new automotive business awards totaling $530 million. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that automotive new business awards are an indicator of future revenue. Automotive new business awards are not projections of revenue or future business as of March 31, 2024, the date of this Report or any other date. Customer projections regularly change over time, and we do not update our calculation of any automotive new business award after the date initially communicated. Automotive new business awards in the first quarter 2024 also do not reflect, in particular, the impact of macroeconomic and geopolitical challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements” above.

Stock Repurchase Program

In December 2020, the Board of Directors authorized a stock repurchase program (the “2020 Stock Repurchase Program”). Under the 2020 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock, no par value (“Common Stock”) over a three-year period, expiring December 15, 2023. On November 1, 2023, the Board of Directors extended the maturity date of the program from December 15, 2023 to June 30, 2024. Repurchases under the 2020 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. During the three months ended March 31, 2024, the Company did not make any repurchases under the 2020 Stock Repurchase Program. The 2020 Stock Repurchase Program had $37.5 million repurchase authorization remaining as of March 31, 2024.

On November 1, 2023, following the above-noted extension, the Company entered into a Confirmation of Issuer Forward Repurchase Transaction agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) that provides for the Company to purchase shares of Common Stock in an aggregate amount of $60 million (“ASR Repurchase Amount”) under the 2020 Stock Repurchase Program. Under the terms of the ASR Agreement, on November 2, 2023, the Company paid $60 million to Bank of America for an initial purchase of approximately 1.22 million shares of Common Stock, representing 80% of ASR Repurchase Amount. The final settlement date is scheduled to occur in the second quarter of 2024. As of the final settlement date, Bank of America may be required to deliver additional shares of Common Stock to the Company or the Company may be required to deliver shares of Common Stock to Bank America, such that the Company’s repurchase of Common Stock under the ASR Agreement in aggregate will equal the ASR Repurchase Amount (based on the average of the daily volume-weighted average prices of the Common Stock during the term of the ASR Agreement, less a specified discount). There is no cash requirement as of the final settlement date. For further information regarding the ASR Agreement, see Note 12, "Equity," to the notes to the consolidated condensed financial statements included in this Report.

Reportable Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Medical.

See Note 15, “Segment Reporting,” to the consolidated condensed financial statements included in this Report for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues and operating income. The financial information used by our chief operating decision maker to assess operating performance and allocate resources is based on these reportable segments.

Consolidated Results of Operations

The results of operations for the three months ended March 31, 2024 and 2023, in thousands, were as follows:

	Three Months Ended March 31,
	2024	2023	Favorable / (Unfavorable)
Product revenues	$356,015	$363,625	$(7,610)
Cost of sales	267,262	282,495	15,233
Gross margin	88,753	81,130	7,623
Operating expenses:
Net research and development expenses	22,745	25,145	2,400
Selling, general and administrative expenses	40,721	37,042	(3,679)
Restructuring expenses	7,238	1,269	(5,969)
Total operating expenses	70,704	63,456	(7,248)
Operating income	18,049	17,674	375
Interest expense, net	(3,244)	(4,144)	900
Foreign currency gain (loss)	2,549	(2,069)	4,618
Other income	973	230	743
Earnings before income tax	18,327	11,691	6,636
Income tax expense	3,542	3,728	186
Net income	$14,785	$7,963	$6,822

Product revenues by product category, in thousands, for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Climate Control Seat	$115,590	$114,753	$837	0.7%
Seat Heaters	77,076	75,636	1,440	1.9%
Steering Wheel Heaters	39,814	36,347	3,467	9.5%
Lumbar and Massage Comfort Solutions	38,251	38,738	(487)	(1.3)%
Valve Systems	26,625	26,994	(369)	(1.4)%
Automotive Cables	21,519	20,220	1,299	6.4%
Battery Performance Solutions	13,608	20,309	(6,701)	(33.0)%
Electronics	8,185	10,970	(2,785)	(25.4)%
Other Automotive	3,970	8,725	(4,755)	(54.5)%
Subtotal Automotive segment	344,638	352,692	(8,054)	(2.3)%
Medical segment	11,377	10,933	444	4.1%
Total Company	$356,015	$363,625	$(7,610)	(2.1)%

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,			Variance Due To:
	2024	2023	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing / Other	Total
Product revenues	$356,015	$363,625	$(7,610)	$(1,671)	$(2,797)	$(3,142)	$(7,610)

Product revenues for the three months ended March 31, 2024 decreased 2.1% as compared to the three months ended March 31, 2023. The decrease in product revenues is due to unfavorable pricing, lower cost recoveries from customers, unfavorable foreign currency impacts primarily attributable to the Chinese Renminbi and Korean Won, and unfavorable automotive volumes, partially offset by favorable foreign currency impacts primarily attributable to the Euro.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,			Variance Due To:
	2024	2023	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$267,262	$282,495	$15,233	$553	$18,200	$(892)	$(2,628)	$15,233
Gross margin	$88,753	$81,130	$7,623	$(1,118)	$16,900	$(3,689)	$(4,470)	$7,623
Gross margin - Percentage of product revenues	24.9%	22.3%

Cost of sales for the three months ended March 31, 2024 decreased 5.4% as compared to the three months ended March 31, 2023. The decrease in cost of sales is primarily due to lower material costs, the impact of non-automotive inventory charges in the prior year period, lower automotive volumes and favorable foreign currency impacts primarily attributable to the Chinese Renminbi. These decreases were partially offset by unfavorable foreign currency impacts primarily attributable to the Euro and the Mexican Peso.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Favorable / (Unfavorable)
Research and development expenses	$27,742	$31,749	$4,007
Reimbursed research and development expenses	(4,997)	(6,604)	(1,607)
Net research and development expenses	$22,745	$25,145	$2,400
Percentage of product revenues	6.4%	6.9%

Net research and development expenses for the three months ended March 31, 2024 decreased 9.5% as compared to the three months ended March 31, 2023. The decrease in net research and development expenses is primarily related to a reduction in resources allocated to the battery performance solutions product category.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Favorable / (Unfavorable)
Selling, general and administrative expenses	$40,721	$37,042	$(3,679)
Percentage of product revenues	11.4%	10.2%

Selling, general and administrative expenses for the three months ended March 31, 2024 increased 9.9% as compared to the three months ended March 31, 2023. The increase in selling, general and administrative expenses is primarily related to higher compensation expenses and increased investment in information technology.

Restructuring Expenses

Below is a summary of our restructuring expenses, in thousands, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Favorable / (Unfavorable)
Restructuring expenses	$7,238	$1,269	$(5,969)

During the three months ended March 31, 2024, the Company recognized expenses of $6.7 million for employee separation costs and $0.5 million for other costs. These restructuring expenses primarily relate to discrete restructuring actions focused on the reduction of global overhead expenses and achieving our Fit-for-Growth 2.0 objectives. See Note 3, “Restructuring,” to the consolidated condensed financial statements included in this Report for additional information.

During the three months ended March 31, 2023, the Company recognized $1.3 million for employee separation costs and less than $0.1 million for other costs.

Interest Expense, net

Below is a summary of our interest expense, net, in thousands, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Favorable / (Unfavorable)
Interest expense, net	$(3,244)	$(4,144)	$900

Interest expense, net for the three months ended March 31, 2024 decreased 21.7% as compared to the three months ended March 31, 2023. The decrease is primarily related to a benefit from the change in fair value of the interest rate swap derivative, partially offset by higher interest rates on outstanding borrowings under the Revolving Credit Facility.

Foreign Currency Gain (Loss)

Below is a summary of our foreign currency gain (loss), in thousands, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Favorable / (Unfavorable)
Foreign currency gain (loss)	$2,549	$(2,069)	$4,618

Foreign currency gain for the three months ended March 31, 2024 included net realized foreign currency gain of $0.7 million and net unrealized foreign currency gain of $1.9 million.

Foreign currency loss for the three months ended March 31, 2023 primarily included net realized foreign currency gain of $3.8 million and net unrealized foreign currency loss of $5.9 million.

Other Income

Below is a summary of our other income, in thousands, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Favorable / (Unfavorable)
Other income	$973	$230	$743

Other income for the three months ended March 31, 2024 increased as compared to the three months ended March 31, 2023. The increase in other income is due to an increase in the fair value of our investment in Carrar due to observable transactions.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Favorable / (Unfavorable)
Income tax expense	$3,542	$3,728	$186

Income tax expense was $3.5 million for the three months ended March 31, 2024, on earnings before income tax of $18.3 million, representing an effective tax rate of 19.3%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of a one-time benefit related to the Alfmeier acquisition, partially offset by income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of the global intangible low-tax income (“GILTI”).

Income tax expense was $3.7 million for the three months ended March 31, 2023 on earnings before income tax of $11.7 million, representing an effective tax rate of 31.9%. The tax amount included the effect of the settlement and closure of a multi-year state audit of $0.5 million. Adjusted for the audit impacts, the effective rate was 28.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, the unfavorable impact of the GILTI, and the quarterly accrual for uncertain tax positions, partially offset by the impact of research and development credits in various jurisdictions and certain favorable tax effects on stock compensation vesting.

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

As of March 31, 2024, the Company had $125.1 million of cash and cash equivalents and $278.0 million of availability under our Second Amended and Restated Credit Agreement. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of March 31, 2024, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $88.1 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents, borrowings available under our Second Amended and Restated Credit Agreement and receivables factoring arrangements, and cash flows from operations will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The following table represents our cash and cash equivalents, in thousands:

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents at beginning of period	$149,673	$153,891
Net cash (used in) provided by operating activities	(10,322)	25,109
Net cash used in investing activities	(8,831)	(2,549)
Net cash used in financing activities	(1,534)	(12,965)
Foreign currency effect on cash and cash equivalents	(3,879)	3,144
Cash and cash equivalents at end of period	$125,107	$166,630

Cash Flows From Operating Activities

Net cash used in operating activities totaled $10.3 million during the three months ended March 31, 2024 primarily reflecting $42.0 million related to changes in assets and liabilities, non-cash charges of $0.2 million for deferred income taxes and $0.8 million of other, partially offset by net income of $14.8 million, $17.7 million for non-cash charges for depreciation, amortization, stock based compensation and loss on disposition of property and non-cash charges of $0.3 million for inventory provisions.

Cash Flows From Investing Activities

Net cash used in investing activities was $8.8 million during the three months ended March 31, 2024, reflecting purchases of property and equipment of $11.3 million and investments in technology companies of $0.2 million, partially offset by proceeds from deferred purchase price of factored receivables of $2.7 million.

Cash Flows From Financing Activities

Net cash used in financing activities was $1.5 million during the three months ended March 31, 2024, reflecting $10.3 million of debt repayments and $2.0 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year, partially offset by the borrowing on debt of $10.0 million and the proceeds from the exercise of Common Stock options totaling $0.8 million.

Debt

The following table summarizes the Company’s debt, in thousands, as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
Revolving Credit Facility (U.S. Dollar denominations)	6.80%	$222,000	6.58%	$222,000
Other loans	—	—	3.90%	233
Finance leases	3.51%	497	3.53%	605
Total debt		222,497		222,838
Current maturities		(324)		(621)
Long-term debt, less current maturities		$222,173		$222,217

Credit Agreement

Gentherm, together with certain of its subsidiaries, maintain a revolving credit note (the “Revolving Credit Facility”) under its Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent. The Second Amended and Restated Credit Agreement was entered into on June 10, 2022 and amended and restated in its entirety the Amended and Restated Credit Agreement dated June 27, 2019, by and among Gentherm, certain of its direct and indirect subsidiaries, the lenders party thereto and the Agent. The Second Amended and Restated Credit Agreement has a maximum borrowing capacity of $500 million and matures on June 10, 2027. The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. As of March 31, 2024, the Company was in compliance, in all material respects, with the terms of the Second Amended and Restated Credit Agreement.

Finance Leases

As of March 31, 2024 and December 31, 2023, there was $0.5 million and $0.6 million, respectively, of outstanding finance leases.

Other Sources of Liquidity

The Company is party to receivable factoring agreements with unrelated third parties under which we can sell receivables for certain account debtors, on a revolving basis, subject to outstanding balances and concentration limits. The receivable factoring agreements are transferred in their entirety to the acquiring entities and are accounted for as a sale. Some of the agreements, including those assumed through the acquisition of Alfmeier, have deferred purchase price arrangements. As of March 31, 2024, there were $7.4 million available under the receivable factoring agreements.

Material Cash Requirements

In September 2023, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. As of March 31, 2024, the Company expects to incur total costs of between $12 million and $16 million, of which between $11 million and $15 million are expected to be cash expenditures. The Company has recorded $1.7 million of restructuring expenses since the inception of this program as of March 31, 2024. See Note 3, “Restructuring,” to the consolidated condensed financial statements included in this Report for additional information.

Except as described above, there have been no material changes in our cash requirements since December 31, 2023, the end of fiscal year 2023. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding our material cash requirements.

Effects of Inflation

The automotive component supply industry has historically been subject to inflationary pressures with respect to materials and labor. Since 2021, the automotive industry has experienced a period of significant volatility in the costs of certain materials and components, labor and transportation. Although supply chain conditions have steadily improved and certain inflationary pressures have moderated, rising costs of materials, labor, equipment and other inputs used to manufacture and sell our products, including freight and logistics costs, have impacted, and may in the future impact, operating costs and operating results. These higher costs and cost increases due to inflation are expected to continue for the foreseeable future as demand remains elevated and supply remains constrained. Although the Company has developed and implemented strategies to mitigate the impact of higher material component costs and transportation costs through sourcing and manufacturing efficiencies where possible, these strategies together with commercial negotiations with Gentherm's customers and suppliers have not fully offset to date and may not fully offset our future cost increases. Such inflationary cost increase may increase the cash required to fund our operations by a material amount.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended March 31, 2024. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

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

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts that can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The Company records the ineffective portion of foreign currency and copper commodity hedging instruments, if any, to cost of sales, and the ineffective portion of interest rate swaps, if any, to interest expense, net in the consolidated condensed statements of income. Cash flows associated with derivatives are reported in net cash (used in) provided by operating activities in the consolidated condensed statements of cash flows.

Information related to the fair values of all derivative instruments in the consolidated condensed balance sheet as of March 31, 2024 is set forth in Note 10, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

Interest Rate Sensitivity

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations, excluding finance leases. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2024	2025	2026	2027	2028	2029	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate	$—	$—	$—	$222,000	$—	$—	$222,000	$222,000
Variable interest rate as of March 31, 2024				6.80%			6.80%

Based on the amounts outstanding as of March 31, 2024, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $2.2 million. To hedge the Company's exposure to interest payment fluctuations on a portion of these borrowings, we entered into a floating-to-fixed interest rate swap agreement with a notional amount of $100.0 million.

Exchange Rate Sensitivity

The table below provides information about the Company’s foreign currency exchange rate agreements that are sensitive to changes in foreign currency exchange rates. The table presents the notional amounts and weighted average exchange rates by expected maturity dates for each type of foreign currency exchange agreement. These notional amounts generally are used to calculate the payments to be exchanged under the contract.

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2024	2025	Total	Fair Value
USD Functional Currency
Exchange Agreements:
(Receive MXN / Pay USD)
Total contract amount	$44,473	$29,649	$74,122	$9,113
Average contract rate	19.23	19.23

The table below presents the potential gain and loss in fair value for the foreign currency derivative contracts from a hypothetical 10% change in quoted currency exchange rates.

	March 31, 2024		December 31, 2023
Exchange Rate Sensitivity	Potential loss in fair value	Potential gain in fair value	Potential loss in fair value	Potential gain in fair value
Exchange Agreement:(Receive MXN / Pay USD)	$6,531	$8,682	$7,179	$9,798

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there was no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended March 31, 2024.

ITEM 1A. RISK FACTORS

The Company’s risk factors have not materially changed from those previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. You should carefully consider the risks and uncertainties described therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During First Quarter 2024

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	—	$—	—	$37,490,518
February 1, 2024 to February 29, 2024	—	$—	—	$37,490,518
March 1, 2024 to March 31, 2024	—	$—	—	$37,490,518

For further information regarding the ASR Agreement and the final settlement date that is scheduled to occur in the second quarter of 2024, see Note 12, "Equity," to the notes to the consolidated condensed financial statements included in this Report.

ITEM 5. OTHER INFORMATION

Trading Plans – Directors and Section 16 Officers

During the three months ended March 31, 2024, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
10.1*	Offer Letter between Gentherm Incorporated and Vishnu Sundaram, dated as of August 31, 2023	X
10.2*	Amendment to Offer Letter between Gentherm Incorporated and Vishnu Sundaram, dated as of February 5, 2024	X
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Date File – the cover page XBRL tags are embedded within the Inline XBRL document	X

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

Date: April 30, 2024

/s/ MATTEO ANVERSA
Matteo Anversa
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 30, 2024