Form 10-Q
period 2024-06-30
GENTHERM Inc
filed 2024-07-31
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

At July 26, 2024, there were 31,333,625 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$123,466	$149,673
Accounts receivable, net	264,759	253,579
Inventory:
Raw materials	129,752	126,013
Work in process	17,890	15,704
Finished goods	66,728	64,175
Inventory, net	214,370	205,892
Other current assets	87,091	78,420
Total current assets	689,686	687,564
Property and equipment, net	246,304	245,234
Goodwill	101,822	104,073
Other intangible assets, net	62,082	66,482
Operating lease right-of-use assets	30,631	27,358
Deferred income tax assets	80,264	81,930
Other non-current assets	29,764	21,730
Total assets	$1,240,553	$1,234,371
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$222,039	$215,827
Current lease liabilities	7,087	7,700
Current maturities of long-term debt	268	621
Other current liabilities	96,724	100,805
Total current liabilities	326,118	324,953
Long-term debt, less current maturities	222,134	222,217
Non-current lease liabilities	21,920	16,175
Pension benefit obligation	2,758	3,209
Other non-current liabilities	27,319	23,095
Total liabilities	$600,249	$589,649
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 31,318,444 and 31,542,001 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	26,539	50,503
Paid-in capital	4,949	—
Accumulated other comprehensive loss	(55,699)	(30,160)
Accumulated earnings	664,515	624,379
Total shareholders’ equity	640,304	644,722
Total liabilities and shareholders’ equity	$1,240,553	$1,234,371

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenues	$375,683	$372,323	$731,698	$735,948
Cost of sales	278,982	284,335	546,244	566,830
Gross margin	96,701	87,988	185,454	169,118
Operating expenses:
Net research and development expenses	21,861	24,696	44,606	49,841
Selling, general and administrative expenses	39,410	38,418	80,131	75,460
Restructuring expenses	2,442	1,044	9,680	2,313
Impairment of goodwill	—	19,509	—	19,509
Total operating expenses	63,713	83,667	134,417	147,123
Operating income	32,988	4,321	51,037	21,995
Interest expense, net	(4,002)	(1,932)	(7,246)	(6,076)
Foreign currency (loss) gain	(282)	346	2,267	(1,723)
Other (loss) income	(284)	556	689	786
Earnings before income tax	28,420	3,291	46,747	14,982
Income tax expense	9,544	4,842	13,086	8,570
Net income (loss)	$18,876	$(1,551)	$33,661	$6,412
Basic earnings (loss) per share	$0.60	$(0.05)	$1.07	$0.19
Diluted earnings (loss) per share	$0.60	$(0.05)	$1.06	$0.19
Weighted average number of shares – basic	31,534	33,019	31,539	33,100
Weighted average number of shares – diluted	31,710	33,019	31,714	33,328

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$18,876	$(1,551)	$33,661	$6,412
Other comprehensive (loss) income:
Pension benefit obligations	19	4	33	8
Foreign currency translation adjustments	(4,610)	(3,588)	(18,992)	4,667
Unrealized (loss) gain on foreign currency derivative securities, net of tax	(5,913)	2,272	(6,580)	4,401
Other comprehensive (loss) income, net of tax	(10,504)	(1,312)	(25,539)	9,076
Comprehensive income (loss)	$8,372	$(2,863)	$8,122	$15,488

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net income	$33,661	$6,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,733	26,077
Deferred income taxes	4,365	(2,812)
Stock based compensation	7,392	5,053
(Gain) loss on disposition of property and equipment	(42)	828
Provisions for inventory	793	1,930
Impairment of goodwill	—	19,509
Other	(863)	(259)
Changes in assets and liabilities:
Accounts receivable, net	(14,310)	(11,624)
Inventory	(12,338)	9,417
Other assets	(36,874)	(12,241)
Accounts payable	8,436	24,518
Other liabilities	9,871	(8,196)
Net cash provided by operating activities	26,824	58,612
Investing Activities:
Purchases of property and equipment	(30,704)	(13,667)
Proceeds from the sale of property and equipment	81	40
Proceeds from deferred purchase price of factored receivables	6,208	7,351
Cost of technology investments	(265)	(500)
Net cash used in investing activities	(24,680)	(6,776)
Financing Activities:
Borrowings on debt	35,000	—
Repayments of debt	(35,420)	(16,982)
Proceeds from the exercise of Common Stock options	2,763	263
Taxes withheld and paid on employees' stock-based compensation	(2,417)	(2,644)
Cash paid for the repurchase of Common Stock	(21,703)	(19,993)
Net cash used in financing activities	(21,777)	(39,356)
Foreign currency effect	(6,574)	2,300
Net (decrease) increase in cash and cash equivalents	(26,207)	14,780
Cash and cash equivalents at beginning of period	149,673	153,891
Cash and cash equivalents at end of period	$123,466	$168,671
Supplemental disclosure of cash flow information:
Cash paid for taxes	$12,300	$11,619
Cash paid for interest	6,723	6,640
Non-Cash Investing Activities:
Period-end balance of accounts payable for property and equipment	$6,430	$4,085
Deferred purchase price of receivables factored in the period	8,168	6,522

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2023	31,542	$50,503	$—	$(30,160)	$624,379	$644,722
Net income	—	—	—	—	14,785	14,785
Other comprehensive loss	—	—	—	(15,035)	—	(15,035)
Stock based compensation, net	87	2,766	—	—	(179)	2,587
Stock repurchase	—	—	—	—	—	—
Balance at March 31, 2024	31,629	$53,269	$—	$(45,195)	$638,985	$647,059
Net income	—	—	—	—	18,876	18,876
Other comprehensive loss	—	—	—	(10,504)	—	(10,504)
Stock based compensation, net	69	5,555	(396)	—	—	5,159
Stock repurchase	(380)	(32,285)	5,345	—	6,654	(20,286)
Balance at June 30, 2024	31,318	$26,539	$4,949	$(55,699)	$664,515	$640,304

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2022	33,202	$122,658	$5,447	$(46,489)	$590,657	$672,273
Net income	—	—	—	—	7,963	7,963
Other comprehensive income	—	—	—	10,388	—	10,388
Stock based compensation, net	94	(241)	(68)	—	—	(309)
Stock repurchase	(169)	(9,997)	—	—	—	(9,997)
Balance at March 31, 2023	33,127	$112,420	$5,379	$(36,101)	$598,620	$680,318
Net loss	—	—	—	—	(1,551)	(1,551)
Other comprehensive loss	—	—	—	(1,312)	—	(1,312)
Stock based compensation, net	28	3,101	—	—	—	3,101
Stock repurchase	(167)	(9,996)	—	—	—	(9,996)
Balance at June 30, 2023	32,988	$105,525	$5,379	$(37,413)	$597,069	$670,560

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

During the first half of 2023, the Company launched Fit-for-Growth 2.0 to execute as part of our long-term growth strategy. Fit-for-Growth 2.0 has begun, and is expected to continue, to deliver significant cost reductions through sourcing excellence, value engineering, manufacturing productivity, manufacturing footprint optimization, product profitability and cost synergies from the 2022 acquisition of Alfmeier Präzision SE (“Alfmeier”). Additionally, the program is intended to drive operating expense efficiency to leverage scale.

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

Variable Interest Entities

The Company maintains an ownership interest in a VIE, Carrar Ltd. (“Carrar”). Carrar is a technology developer of advanced thermal management systems for the electric mobility market. The Company determined that Carrar is a VIE; however, the Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of the investment. Therefore, the Company has concluded that it is not the primary beneficiary. Gentherm’s investment in Carrar is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. During the six months ended June 30, 2024, we recognized an increase in the fair value of our investment in Carrar of $1,097 in other (loss) income in the consolidated condensed statements of income (loss) due to observable transactions. The Carrar investment was $3,897 and $2,800 as of June 30, 2024 and December 31, 2023, respectively, and is recorded in other non-current assets in the consolidated condensed balance sheets.

Revenue Recognition

The Company has no material contract assets or contract liabilities as of June 30, 2024.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $11,007 and $7,305 as of June 30, 2024 and December 31, 2023, respectively. These amounts are recorded in other non-current assets in the consolidated condensed balance sheets and are being amortized into product revenues in the consolidated condensed statements of income (loss) over the expected production life of the applicable program.

Note 2 – New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board. New ASUs effective in 2024 through June 30, 2024 were assessed and determined to be either not applicable or not expected to have a significant impact on the Company's consolidated condensed financial statements.

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

During the three and six months ended June 30, 2024, the Company recognized restructuring expense of $739 and $1,486, respectively, for employee separation costs and $94 and $387, respectively, for other costs.

The Company has recorded $2,570 of restructuring expenses since the inception of this program as of June 30, 2024.

Other Restructuring Actions

The Company has undertaken several discrete restructuring actions in an effort to optimize its cost structure.

During the three and six months ended June 30, 2024, the Company’s Automotive segment recognized $1,144 and $5,363, respectively, for employee separation costs related to structural cost reductions impacting the Company’s global salaried workforce. These cost reductions are connected to Fit-for-Growth 2.0.

During the three and six months ended June 30, 2024, the Company’s Automotive segment recognized $100 and $1,905, respectively, for employee separation costs related to the relocation of electronic component manufacturing in Germany to a manufacturing facility in China.

During the three and six months ended June 30, 2024, the Company recognized $119 and $119, respectively, for employee separation costs and $217 and $391, respectively, for other costs related to all other restructuring actions. These other restructuring actions are focused on the reduction of global overhead costs.

The Company expects to incur less than $1,000 of additional restructuring costs for the other restructuring actions that have been approved as of June 30, 2024.

During the three and six months ended June 30, 2023, the Company recognized $337 and $1,543, respectively, for employee separation costs and $707 and $770, respectively, for other costs. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to best cost locations and the reduction of global overhead costs.

Restructuring Expenses By Reporting Segment

The following table summarizes restructuring expense for the three and six months ended June 30, 2024 and 2023 by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Automotive	$1,694	$296	$8,808	$1,370
Medical	—	—	20	—
Corporate	748	748	852	943
Total	$2,442	$1,044	$9,680	$2,313

Restructuring Liability

Restructuring liabilities are classified as other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring liability for the six months ended June 30, 2024:

	Employee Separation Costs	Other Related Costs	Total
Balance at December 31, 2023	$2,150	$—	$2,150
Additions, charged to restructuring expenses	6,771	467	7,238
Cash payments	(1,762)	(380)	(2,142)
Non-cash utilization	—	(87)	(87)
Currency translation	(19)	—	(19)
Balance at March 31, 2024	$7,140	$—	$7,140
Additions, charged to restructuring expenses	2,102	340	2,442
Cash payments	(2,762)	(246)	(3,008)
Non-cash utilization	—	(94)	(94)
Currency translation	(21)	—	(21)
Balance at June 30, 2024	$6,459	$—	$6,459

Note 4 – Details of Certain Balance Sheet Components

	June 30, 2024	December 31, 2023
Other current assets:
Income tax and other tax receivable	$21,156	$16,017
Billable tooling	18,711	16,877
Notes receivable	16,535	18,226
Prepaid expenses	11,797	7,889
Receivables due from factor	8,625	4,422
Short-term derivative financial instruments	4,814	10,717
Other	5,453	4,272
Total other current assets	$87,091	$78,420
Other current liabilities:
Accrued employee liabilities	$37,904	$43,176
Liabilities from discounts and rebates	20,721	22,916
Income tax and other taxes payable	20,441	19,327
Restructuring	6,459	2,150
Accrued warranty	3,440	3,945
Other	7,759	9,291
Total other current liabilities	$96,724	$100,805

Note 5 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2024 was as follows:

	Automotive	Medical	Total
Balance as of December 31, 2023	$76,696	$27,377	$104,073
Currency translation and other	(2,026)	(225)	(2,251)
Balance as of June 30, 2024	$74,670	$27,152	$101,822

The Company’s cumulative goodwill impairment expense since inception was $19,509 as of June 30, 2024 and December 31, 2023, which includes Gentherm’s goodwill impairment of the Medical reporting unit in 2023.

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024				December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$112,570	$(73,480)	$—	$39,090	$115,465	$(73,737)	$41,728
Technology	44,644	(29,220)	—	15,424	45,861	(29,317)	16,544
Product development costs	18,704	(18,543)	—	161	19,434	(19,270)	164
Software development	1,007	(100)	—	907	1,007	—	1,007
Indefinite-lived:
Tradenames	7,030	—	(530)	6,500	7,039	—	7,039
Total	$183,955	$(121,343)	$(530)	$62,082	$188,806	$(122,324)	$66,482

In addition to annual impairment testing, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore would require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. During the three and six months ended June 30, 2024, we recorded a non-cash impairment charge of $0 and $530, respectively, for one of our tradenames within the Medical segment. We are not presently aware of any other events or circumstances that would require us to revise the carrying value of our goodwill or other intangible assets as of June 30, 2024.

Note 6 – Debt

The following table summarizes the Company’s debt as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
Revolving Credit Facility (U.S. Dollar denominations)	6.82%	$222,000	6.58%	$222,000
Other loans	—	—	3.90%	233
Finance leases	3.49%	402	3.53%	605
Total debt		222,402		222,838
Current maturities		(268)		(621)
Long-term debt, less current maturities		$222,134		$222,217

Credit Agreement

On June 10, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A., as administrative agent (the “Agent”).

The Second Amended and Restated Credit Agreement provides for a $500,000 secured revolving credit facility (the “Revolving Credit Facility”), with a $50,000 sublimit for swing line loans and a $15,000 sublimit for the issuance of standby letters of credit. Any amount of the facility utilized for swing line loans or letters of credit outstanding will reduce the amount available under the Second Amended and Restated Credit Agreement. The Company had no outstanding letters of credit issued as of June 30, 2024 and December 31, 2023.

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

The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Second Amended and Restated Credit Agreement also contains customary events of default. As of June 30, 2024, the Company was in compliance, in all material respects, with the terms of the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement additionally contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the Revolving Credit Facility may be accelerated and may become immediately due and payable.

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

Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and the maximum Consolidated Net Leverage Ratio as of the end of any fiscal quarter. Based upon consolidated EBITDA for the trailing four fiscal quarters calculated for purposes of the Consolidated Net Leverage Ratio, $278,000 remained available as of June 30, 2024 for additional borrowings under the Second Amended and Restated Credit Agreement subject to specified conditions that Gentherm currently satisfies.

In connection with the Second Amended and Restated Credit Agreement, the Company incurred debt issuance costs of $1,520, which have been capitalized and are being amortized into interest expense, net over the term of the Revolving Credit Facility.

The scheduled principal maturities of our debt as of June 30, 2024 were as follows:

	U.S. Revolving Note	Other Debt	Total
2024	$—	$268	$268
2025	—	147	147
2026	—	68	68
2027	222,000	—	222,000
2028	—	—	—
2029	—	—	—
Total	$222,000	$483	$222,483

Note 7 – Commitments and Contingencies

Legal and other contingencies

The Company is subject to various legal actions and claims in the ordinary course of its business, which may include those arising out of breach of contracts, intellectual property rights, environmental matters, regulatory matters and employment-related matters. The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters outstanding as of June 30, 2024 will not have a material adverse effect on its results of operations or financial position. Product liability and warranty reserves are recorded separately from legal reserves.

Product Liability and Warranty Matters

Our products subject us to warranty claims and, from time to time product liability claims, based on the Company’s products alleged failure to perform as expected or resulting in alleged bodily injury or property damage. If any of our products are or are alleged to be defective, we may be required to participate in a recall or other corrective action involving such products. The Company maintains warranty and product liability insurance coverage at levels based on commercial norms and historical claims experience. The Company can provide no assurances that it will not experience material warranty or product liability claims or liabilities in the future or that it will not incur significant costs to defend such claims.

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

On February 14, 2024, the National Highway Traffic Safety Administration announced that Volkswagen Group of America, Inc. (“VW”) is recalling 261,257 vehicles from model years 2015-2020 to remedy an alleged problem with a suction jet pump seal inside the fuel tank system. VW informed Gentherm of its plan to conduct the recall on April 3, 2024. The suction jet pump is a product originally designed and manufactured by Alfmeier, the business Gentherm acquired in August 2022. The Company has not accepted any financial responsibility for the recall and intends to provide replacement parts for the recall at commercial pricing paid by VW. The Company is pursuing discussions with VW to advance its position and resolve this matter. No litigation has been threatened or filed as of the date of this report. If the Company is obligated to indemnify VW for the direct and indirect costs associated with the recall, such costs could be material. The Company has insurance policies that generally include coverage of the costs of a recall, subject to insured limits, although the Company’s costs related to manufacturing of replacement parts are generally not covered. In addition, the Company’s purchase agreement of Alfmeier includes indemnification provisions under which the Company believes it would have a claim against the sellers. Given the uncertainty that exists concerning the resolution of this matter, as of the date of this report, the Company cannot reasonably estimate the amount and timing of possible costs that may be incurred by the Company.

The following is a reconciliation of the changes in accrued warranty costs:

	Six Months Ended June 30,
	2024	2023
Balance at the beginning of the period	$3,945	$2,380
Warranty claims paid	(3,324)	(1,673)
Warranty expense for products shipped during the current period	2,520	2,215
Adjustments to warranty estimates from prior periods	362	(32)
Adjustments due to currency translation	(63)	10
Balance at the end of the period	$3,440	$2,900

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

Under this program, the Company and supplier initially agree on the contractual payment terms for the goods to be procured for the Company in the ordinary course. A supplier’s participation in this program is voluntary and does not impact its contractual payment terms with the Company, including the payment amount and timing of when payments are due. A participating supplier has the sole discretion to determine whether to sell one or more invoices, if any, to the Service Provider in exchange for payment by the Service Provider on an earlier date than provided for in the contract with the Company. Amounts due to participating suppliers are included in accounts payable in the consolidated condensed balance sheets until the Company makes payment to the Service Provider, even though the payment of such amount will be made to the supplier at an earlier date by the Service Provider. As of June 30, 2024, the Company had outstanding payment obligations to participating suppliers of $16,369 confirmed under the program. Payments of the Company’s obligations to the Service Provider are reported as operating cash flows in the consolidated condensed statements of cash flows.

Note 9 – Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of the Company’s Common Stock, no par value (“Common Stock”), outstanding during the period. The Company’s diluted earnings (loss) per share give effect to all potential shares of Common Stock outstanding during a period that do not have an anti-dilutive impact to the calculation. In computing the diluted earnings (loss) per share, the treasury stock method is used in determining the number of shares assumed to be issued from the exercise of Common Stock equivalents.

The following table illustrates earnings (loss) per share and the weighted average shares outstanding used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$18,876	$(1,551)	$33,661	$6,412

Basic weighted average shares of Common Stock outstanding	31,534,382	33,018,939	31,538,802	33,099,817
Dilutive effect of stock options, restricted stock awards and restricted stock units	175,119	—	175,623	228,160
Diluted weighted average shares of Common Stock outstanding	31,709,501	33,018,939	31,714,425	33,327,977

Basic earnings (loss) per share	$0.60	$(0.05)	$1.07	$0.19
Diluted earnings (loss) per share	$0.60	$(0.05)	$1.06	$0.19

The following table represents Common Stock issuable upon the exercise of certain restricted stock awards and restricted stock units that have been excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Anti-dilutive securities share impact	—	198,371	—	—

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

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk. The Company records the ineffective portion of designated foreign currency instruments, if any, to cost of sales in the consolidated condensed statements of income (loss). Cash flows associated with derivatives are reported in net cash provided by operating activities in the consolidated condensed statements of cash flows.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

The Company is party to a floating-to-fixed interest rate swap agreement that is an undesignated hedge of the Company’s exposure to interest payment fluctuations on a portion of the Revolving Credit Facility borrowings. The periodic changes in fair value are recognized in interest expense, net.

Information related to the recurring fair value measurement of derivative instruments in the consolidated condensed balance sheet as of June 30, 2024 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Assets/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$69,375	Other current assets	$2,756	Other current liabilities	$—	$2,756
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Level 2	$100,000	Other current assets	$2,058	Other current liabilities	$—	$2,058

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

Information relating to the effect of derivative instruments on the consolidated condensed statements of income (loss) and the consolidated condensed statements of comprehensive income (loss) is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location (Income/(Loss))	2024	2023	2024	2023
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Cost of sales – income	$2,896	$1,984	$6,272	$3,043
	Other comprehensive income (loss)	(7,560)	2,905	(8,413)	5,588
Total foreign currency derivatives		$(4,664)	$4,889	$(2,141)	$8,631

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest (expense) income, net	$(308)	$1,371	$(4)	$672
Total interest rate derivatives		$(308)	$1,371	$(4)	$672

The Company did not incur any hedge ineffectiveness during the three and six months ended June 30, 2024 and 2023.

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

Receivables factored and availability under receivables factoring agreements balances as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Receivables factored and outstanding	$16,944	$18,532
Amount available under the credit limit	6,954	5,891
Collective factoring limit	$23,898	$24,423

Trade receivables sold and factoring fees incurred during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Trade receivables sold	$40,775	$38,261	$70,877	$76,801
Factoring fees incurred	199	207	378	368

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative instruments (see Note 10) and pension plan assets, the Company had no material financial assets and liabilities that were carried at fair value at June 30, 2024 and December 31, 2023. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. During the year ended December 31, 2023, the Company utilized a third-party to assist in the Level 3 fair value estimates of other intangible assets for acquisitions and goodwill of the Medical reporting unit. The estimated fair values of these assets were based on third-party valuations and management’s estimates, generally utilizing income and market approaches. As of June 30, 2024, and December 31, 2023, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of June 30, 2024, and December 31, 2023, the carrying values of the indebtedness under the Company’s Second Amended and Restated Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).

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

During the three and six months ended June 30, 2024, the Company repurchased $20,000 under the 2020 Stock Repurchase Program with an average price paid per share of $52.65. The 2020 Stock Repurchase Program had $17,491 of repurchase authorization remaining at the time of expiration.

On November 1, 2023, following the above-noted extension, the Company entered into a Confirmation of Issuer Forward Repurchase Transaction agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) that provided for the Company to purchase shares of Common Stock in an aggregate amount of $60,000 (the “ASR Repurchase Amount”) under the 2020 Stock Repurchase Program.

Under the terms of the ASR Agreement, on November 2, 2023, the Company paid $60,000 to Bank of America for an initial purchase of approximately 1.22 million shares of Common Stock, representing 80% of ASR Repurchase Amount. During the three and six months ended June 30, 2024, the Company paid $286 in cash as the final settlement of the ASR Agreement.

In June 2024, the Board of Directors authorized a new stock repurchase program (the “2024 Stock Repurchase Program”) to commence upon expiration of the 2020 Stock Repurchase Program on June 30, 2024. Under the 2024 Stock Repurchase Program, the Company is authorized to repurchase up to $150,000 of its issued and outstanding Common Stock over a three-year period, expiring June 30, 2027. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, accelerated share repurchase programs, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources.

Note 13 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting accumulated other comprehensive loss during the three and six months ended June 30, 2024 and 2023 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at March 31, 2024	$(997)	$(49,212)	$5,014		$(45,195)
Other comprehensive loss before reclassifications	—	(4,970)	(3,690)		(8,660)
Income tax effect of other comprehensive loss before reclassifications	—	360	804		1,164
Amounts reclassified from accumulated other comprehensive loss into net income	24	—	(3,870)	[a]	(3,846)
Income taxes reclassified into net income	(5)	—	843		838
Net current period other comprehensive income (loss)	19	(4,610)	(5,913)		(10,504)
Balance at June 30, 2024	$(978)	$(53,822)	$(899)		$(55,699)
(a)
The amounts reclassified from accumulated other comprehensive loss were included in cost of sales in the consolidated condensed statements of income (loss).

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at March 31, 2023	$(1,063)	$(40,014)	$4,976		$(36,101)
Other comprehensive (loss) income before reclassifications	—	(3,611)	4,889		1,278
Income tax effect of other comprehensive (loss) income before reclassifications	—	23	(1,065)		(1,042)
Amounts reclassified from accumulated other comprehensive loss into net loss	6	—	(1,984)	[a]	(1,978)
Income taxes reclassified into net loss	(2)	—	432		430
Net current period other comprehensive income (loss)	4	(3,588)	2,272		(1,312)
Balance at June 30, 2023	$(1,059)	$(43,602)	$7,248		$(37,413)
(a)
The amounts reclassified from accumulated other comprehensive loss were included in cost of sales in the consolidated condensed statements of income (loss).

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2023	$(1,011)	$(34,830)	$5,681		$(30,160)
Other comprehensive loss before reclassifications	—	(19,245)	(194)		(19,439)
Income tax effect of other comprehensive loss before reclassifications	—	253	42		295
Amounts reclassified from accumulated other comprehensive loss into net income	45	—	(8,219)	[a]	(8,174)
Income taxes reclassified into net income	(12)	—	1,791		1,779
Net current period other comprehensive income (loss)	33	(18,992)	(6,580)		(25,539)
Balance at June 30, 2024	$(978)	$(53,822)	$(899)		$(55,699)
(a)
The amounts reclassified from accumulated other comprehensive loss were included in cost of sales in the consolidated condensed statements of income (loss).

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2022	$(1,067)	$(48,269)	$2,847		$(46,489)
Other comprehensive income before reclassifications	—	4,580	8,631		13,211
Income tax effect of other comprehensive income before reclassifications	—	87	(1,880)		(1,793)
Amounts reclassified from accumulated other comprehensive loss into net income	12	—	(3,043)	[a]	(3,031)
Income taxes reclassified into net income	(4)	—	693		689
Net current period other comprehensive income	8	4,667	4,401		9,076
Balance at June 30, 2023	$(1,059)	$(43,602)	$7,248		$(37,413)
(a)
The amounts reclassified from accumulated other comprehensive loss were included in cost of sales in the consolidated condensed statements of income (loss).

The Company expects that substantially all of the existing gains and losses related to foreign currency derivatives reported in accumulated other comprehensive loss as of June 30, 2024 to be reclassified into earnings during the next twelve months. See Note 10 for additional information about derivative financial instruments and the effects from reclassification to net income (loss).

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2024 and 2023, is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense	$9,544	$4,842	$13,086	$8,570
Earnings before income tax	$28,420	$3,291	$46,747	$14,982
Effective tax rate	33.6%	147.1%	28.0%	57.2%

Income tax expense was $9,544 for the three months ended June 30, 2024 on earnings before income tax of $28,420, representing an effective tax rate of 33.6%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, the quarterly accrual for uncertain tax positions and the unfavorable impact of the global intangible low-tax income (“GILTI”), partially offset by certain favorable tax effects of equity vesting.

Income tax expense was $4,842 for the three months ended June 30, 2023 on earnings before income tax of $3,291, representing an effective tax rate of 147.1%. The pre-tax earnings included the effect of an impairment loss of $19,509 with a tax benefit of $2,423. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of the tax benefit related to the impairment loss, income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, the unfavorable impact of the GILTI and an impact related to legal entity restructuring, partially offset by the impact of research and development credits in various jurisdictions.

Income tax expense was $13,086 for the six months ended June 30, 2024 on earnings before income tax of $46,747, representing an effective tax rate of 28.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S, Federal statutory rate, the quarterly accrual for uncertain tax positions and the unfavorable impact of the GILTI, partially offset by a one-time benefit related to the Alfmeier acquisition.

Income tax expense was $8,570 for the six months ended June 30, 2023 on earnings before income tax of $14,982, representing an effective tax rate of 57.2%. The pre-tax earnings included the effect of an impairment loss of $19,509 with a tax benefit of $2,423. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the impact of the tax benefit related to the impairment loss, income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, the unfavorable impact of the GILTI, the quarterly accrual for uncertain tax positions and an impact related to legal entity restructuring, partially offset by the impact of research and development credits in various jurisdictions and certain favorable tax effects of equity vesting.

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

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for the three and six months ended June 30, 2024 and 2023.

Three Months Ended June 30,	Automotive	Medical	Corporate	Total
2024
Product revenues	$364,002	$11,681	$—	$375,683
Depreciation and amortization	11,817	869	229	12,915
Operating income (loss)	56,164	278	(23,454)	32,988
2023
Product revenues	$361,533	$10,790	$—	$372,323
Depreciation and amortization	11,221	896	427	12,544
Operating income (loss)	46,561	(20,540)	(21,700)	4,321

Six Months Ended June 30,	Automotive	Medical	Corporate	Total
2024
Product revenues	$708,640	$23,058	$—	$731,698
Depreciation and amortization	24,225	1,752	756	26,733
Operating income (loss)	99,374	(205)	(48,132)	51,037
2023
Product revenues	$714,225	$21,723	$—	$735,948
Depreciation and amortization	23,511	1,874	692	26,077
Operating income (loss)	84,940	(21,033)	(41,912)	21,995

Automotive and Medical segment product revenues by product category for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Climate Control Seat	$121,701	$121,210	$237,291	$235,963
Seat Heaters	77,056	78,258	154,132	153,894
Lumbar and Massage Comfort Solutions	45,869	37,604	84,120	76,342
Steering Wheel Heaters	42,414	38,958	82,228	75,305
Valve Systems	29,267	27,692	55,892	54,686
Automotive Cables	18,832	20,243	40,351	40,463
Battery Performance Solutions	16,063	19,587	29,671	39,896
Electronics	7,171	9,323	15,356	20,293
Other Automotive	5,629	8,658	9,599	17,383
Subtotal Automotive segment	364,002	361,533	708,640	714,225
Medical segment	11,681	10,790	23,058	21,723
Total Company	$375,683	$372,323	$731,698	$735,948

Total product revenues information by geographic area for the three and six months ended June 30, 2024 and 2023 is as follows (based on shipment destination):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$127,359	$138,319	$252,812	$279,771
China	53,209	53,872	107,685	100,526
South Korea	27,670	29,995	55,854	58,733
Germany	31,628	26,039	55,241	52,551
Czech Republic	20,106	17,372	39,690	35,022
Slovakia	14,722	12,712	27,900	24,308
Romania	13,008	13,436	27,230	25,969
Japan	14,737	12,867	27,192	28,089
Mexico	11,823	10,356	21,838	19,450
United Kingdom	10,482	8,669	21,806	16,779
Other	50,939	48,686	94,450	94,750
Total Non-U.S.	248,324	234,004	478,886	456,177
Total Company	$375,683	$372,323	$731,698	$735,948

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

Our Automotive sales are driven by the number of vehicles produced by the OEMs, which is ultimately dependent on consumer demand for automotive vehicles, our product content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. Historically, new vehicle demand and product content (i.e. vehicle features) have been driven by macroeconomic and other factors, such as interest rates, automotive manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives. Vehicle content has also been driven by trends in consumer preferences, such as preferences for smart devices and features, personalized user experience, and comfort, health and wellness. Economic volatility or weakness in North America, Europe or Asia, as well as global geopolitical factors, have had and could result in a significant reduction in automotive sales and production by our customers, which have had and would have an adverse effect on our business, results of operations and financial condition. We believe our diversified OEM customer base and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns in the ordinary course. However, shifts in the mix of global automotive production to higher cost regions or to vehicles that contain less of our product content as well as continuing production challenges and inflationary pressures have adversely impacted our profitability and may continue to do so. In addition, we have been and may in the future be adversely impacted by volatility or weakness in markets for hybrid or electric vehicles specifically. We believe our products offer certain advantages for hybrid and electric vehicles, including improved energy efficiency, and position us well to withstand changes in the volume mix between vehicles driven by internal combustion engines and hybrid and other electric vehicles. We believe our industry is increasingly progressing towards a focus on human comfort and health and wellness, which is evidenced by increasing adoption rates for comfort products. We believe that products we are developing, such as ClimateSense®, WellSense™, and our acquisition of Alfmeier Präzision SE (“Alfmeier”) pneumatic comfort solutions, position us well to address trends in consumer preferences such as personalized user experience, comfort, health and wellness. Gentherm is an independent partner that can cooperate with any combination of the vehicle OEMs and seat manufacturers globally, including those that are vertically integrated, to create innovative and unique configurations that adapt to industry trends.

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

Fit-for-Growth 2.0

During the first half of 2023, the Company launched Fit-for-Growth 2.0 to execute as part of our long-term growth strategy. Fit-for-Growth 2.0 has begun, and expected to continue, to deliver significant cost reductions through sourcing excellence, value engineering, manufacturing productivity, manufacturing footprint optimization, product profitability and cost synergies from the Alfmeier acquisition. Additionally, the program is intended to drive operating expense efficiency to leverage scale.

2023 Manufacturing Footprint Rationalization

On September 19, 2023, the Company committed to a restructuring plan (“2023 Plan”) to improve the Company’s manufacturing productivity and rationalize its footprint. Under this 2023 Plan, the Company will relocate certain existing manufacturing and related activities in its Greenville, South Carolina facility to a new facility in Monterrey, Mexico.

The Company expects to incur total costs of between $12 million and $16 million, of which between $11 million and $15 million are expected to be cash expenditures. The actions under the 2023 Plan are expected to be substantially completed by the end of 2025 and generate annual benefits of between $5 million and $6 million. The actual timing, costs and savings of the 2023 Plan may differ materially from the Company’s current expectations and estimates. During the three and six months ended June 30, 2024, the Company recognized restructuring expense of $0.8 million and $1.5 million, respectively, for employee separation costs and $0.1 million and $0.4 million, respectively, for other costs.

See Note 3, “Restructuring,” to the notes to the consolidated condensed financial statements included in this Report for additional information related to this plan.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm S&P Global Mobility (July 2024 release), global light vehicle production in the three and six months ended June 30, 2024 in the Company’s key markets of North America, Europe, China, Japan and Korea, as compared to the three and six months ended June 30, 2023, are shown below (in millions of units):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
North America	4.2	4.1	1.7%	8.1	8.0	1.8%
Europe	4.4	4.7	(6.1)%	9.0	9.4	(3.5)%
Greater China	7.0	6.7	4.4%	13.3	12.7	5.1%
Japan / South Korea	3.0	3.1	(3.8)%	5.9	6.3	(7.0)%
Total light vehicle production volume in key markets	18.6	18.7	(0.2)%	36.3	36.3	0.1%

The S&P Global Mobility (July 2024 release) forecasted light vehicle production volume in the Company’s key markets for full year 2024 to slightly decrease to 74.1 million units, a 1.9% decrease from full year 2023 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts have been and may continue to be significantly different from period to period due to changes in macroeconomic and geopolitical conditions or matters specific to the automotive industry. Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of S&P Global Mobility or other third-party sources.

Automotive New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the second quarter of 2024, we secured automotive new business awards totaling $660 million. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that automotive new business awards are an indicator of future revenue. Automotive new business awards are not projections of revenue or future business as of June 30, 2024, the date of this Report or any other date. Customer projections regularly change over time, and we do not update our calculation of any automotive new business award after the date initially communicated. Automotive new business awards in the second quarter 2024 also do not reflect, in particular, the impact of macroeconomic and geopolitical challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements” above.

Stock Repurchase Program

In December 2020, the Board of Directors of Gentherm Incorporated (the “Board of Directors”) authorized a stock repurchase program (the “2020 Stock Repurchase Program”). Under the 2020 Stock Repurchase Program, the Company was authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock, no par value (“Common Stock”) over a three-year period, expiring December 15, 2023. On November 1, 2023, the Board of Directors extended the maturity date of the program from December 15, 2023 to June 30, 2024.

During the three and six months ended June 30, 2024, the Company repurchased $20.0 million under the 2020 Stock Repurchase Program with an average price paid per share of $52.65. The 2020 Stock Repurchase Program had $17.5 million of repurchase authorization remaining at the time of expiration.

On November 1, 2023, following the above-noted extension, the Company entered into a Confirmation of Issuer Forward Repurchase Transaction agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) that provided for the Company to purchase shares of Common Stock in an aggregate amount of $60.0 million (the “ASR Repurchase Amount”) under the 2020 Stock Repurchase Program.

Under the terms of the ASR Agreement, on November 2, 2023, the Company paid $60.0 million to Bank of America for an initial purchase of approximately 1.22 million shares of Common Stock, representing 80% of ASR Repurchase Amount. During the three and six months ended June 30, 2024 the Company paid $0.3 million in cash as the final settlement of the ASR Agreement.

In June 2024, the Board of Directors authorized a new stock repurchase program (the “2024 Stock Repurchase Program”) to commence upon expiration of the 2020 Stock Repurchase Program on June 30, 2024. Under the 2024 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock over a three-year period, expiring June 30, 2027. Repurchases under the 2024 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, accelerated share repurchase programs, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources.

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

Consolidated Results of Operations

The results of operations for the three and six months ended June 30, 2024 and 2023, in thousands, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)	2024	2023	Favorable / (Unfavorable)
Product revenues	$375,683	$372,323	$3,360	$731,698	$735,948	$(4,250)
Cost of sales	278,982	284,335	5,353	546,244	566,830	20,586
Gross margin	96,701	87,988	8,713	185,454	169,118	16,336
Operating expenses:
Net research and development expenses	21,861	24,696	2,835	44,606	49,841	5,235
Selling, general and administrative expenses	39,410	38,418	(992)	80,131	75,460	(4,671)
Restructuring expenses	2,442	1,044	(1,398)	9,680	2,313	(7,367)
Impairment of goodwill	—	19,509	19,509	—	19,509	19,509
Total operating expenses	63,713	83,667	19,954	134,417	147,123	12,706
Operating income	32,988	4,321	28,667	51,037	21,995	29,042
Interest expense, net	(4,002)	(1,932)	(2,070)	(7,246)	(6,076)	(1,170)
Foreign currency (loss) gain	(282)	346	(628)	2,267	(1,723)	3,990
Other (loss) income	(284)	556	(840)	689	786	(97)
Earnings before income tax	28,420	3,291	25,129	46,747	14,982	31,765
Income tax expense	9,544	4,842	(4,702)	13,086	8,570	(4,516)
Net income (loss)	$18,876	$(1,551)	$20,427	$33,661	$6,412	$27,249

Product revenues by product category, in thousands, for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Climate Control Seat	$121,701	$121,210	$491	0.4%	$237,291	$235,963	$1,328	0.6%
Seat Heaters	77,056	78,258	(1,202)	(1.5)%	154,132	153,894	238	0.2%
Lumbar and Massage Comfort Solutions	45,869	37,604	8,265	22.0%	84,120	76,342	7,778	10.2%
Steering Wheel Heaters	42,414	38,958	3,456	8.9%	82,228	75,305	6,923	9.2%
Valve Systems	29,267	27,692	1,575	5.7%	55,892	54,686	1,206	2.2%
Automotive Cables	18,832	20,243	(1,411)	(7.0)%	40,351	40,463	(112)	(0.3)%
Battery Performance Solutions	16,063	19,587	(3,524)	(18.0)%	29,671	39,896	(10,225)	(25.6)%
Electronics	7,171	9,323	(2,152)	(23.1)%	15,356	20,293	(4,937)	(24.3)%
Other Automotive	5,629	8,658	(3,029)	(35.0)%	9,599	17,383	(7,784)	(44.8)%
Subtotal Automotive segment	364,002	361,533	2,469	0.7%	708,640	714,225	(5,585)	(0.8)%
Medical segment	11,681	10,790	891	8.3%	23,058	21,723	1,335	6.1%
Total Company	$375,683	$372,323	$3,360	0.9%	$731,698	$735,948	$(4,250)	(0.6)%

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Variance Due To:
	2024	2023	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing / Other	Total
Product revenues	$375,683	$372,323	$3,360	$9,120	$(3,936)	$(1,824)	$3,360

Product revenues for the three months ended June 30, 2024 increased 0.9% as compared to the three months ended June 30, 2023. The increase in product revenues is due to favorable automotive volumes, partially offset by unfavorable pricing and unfavorable foreign currency impacts primarily attributable to the Euro, Korean Won and the Chinese Renminbi.

Below is a summary of our product revenues, in thousands, for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,			Variance Due To:
	2024	2023	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing / Other	Total
Product revenues	$731,698	$735,948	$(4,250)	$7,449	$(6,733)	$(4,966)	$(4,250)

Product revenues for the six months ended June 30, 2024 decreased 0.6% as compared to the six months ended June 30, 2023. The decrease in product revenues is due to unfavorable pricing, lower cost recoveries from customers and unfavorable foreign currency impacts primarily attributable to the Chinese Renminbi and the Korean Won, partially offset by favorable automotive volumes.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Variance Due To:
	2024	2023	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$278,982	$284,335	$5,353	$(6,533)	$14,225	$1,614	$(3,953)	$5,353
Gross margin	$96,701	$87,988	$8,713	$2,587	$14,607	$(2,322)	$(6,159)	$8,713
Gross margin - Percentage of product revenues	25.7%	23.6%

Cost of sales for the three months ended June 30, 2024 decreased 1.9% as compared to the three months ended June 30, 2023. The decrease in cost of sales is primarily due to Fit-for-Growth 2.0 initiatives including supplier cost reductions and value engineering activities, as well as the impact of non-automotive inventory charges in the prior year period and favorable foreign currency impacts primarily attributable to the Euro. These decreases were partially offset by higher automotive volumes, annual price reductions, start-up costs from our new plants in Tangier, Morocco and Monterrey, Mexico and unfavorable foreign currency impacts primarily attributable to the Mexican Peso.

Below is a summary of our cost of sales and gross margin, in thousands, for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,			Variance Due To:
	2024	2023	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$546,244	$566,830	$20,586	$(5,980)	$32,425	$722	$(6,581)	$20,586
Gross margin	$185,454	$169,118	$16,336	$1,469	$31,507	$(6,011)	$(10,629)	$16,336
Gross margin - Percentage of product revenues	25.3%	23.0%

Cost of sales for the six months ended June 30, 2024 decreased 3.6% as compared to the six months ended June 30, 2023. The decrease in cost of sales is primarily due to Fit-for-Growth 2.0 initiatives including supplier cost reductions and value engineering activities, as well as the impact of non-automotive inventory charges in the prior year period and favorable foreign currency impacts primarily attributable to the Chinese Renminbi and the Ukrainian Hryvnia. These decreases were partially offset by higher automotive volumes, annual price reductions, start-up costs from our new plants in Tangier, Morocco and Monterrey, Mexico and unfavorable foreign currency impacts primarily attributable to the Mexican Peso.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)
Research and development expenses	$29,103	$30,737	$1,634
Reimbursed research and development expenses	(7,242)	(6,041)	1,201
Net research and development expenses	$21,861	$24,696	$2,835
Percentage of product revenues	5.8%	6.6%

Net research and development expenses for the three months ended June 30, 2024 decreased 11.5% as compared to the three months ended June 30, 2023. The decrease in net research and development expenses is primarily related to a reduction in resources allocated to the battery performance solutions product category and higher research and development reimbursements.

Below is a summary of our net research and development expenses, in thousands, for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)
Research and development expenses	$56,845	$62,486	$5,641
Reimbursed research and development expenses	(12,239)	(12,645)	(406)
Net research and development expenses	$44,606	$49,841	$5,235
Percentage of product revenues	6.1%	6.8%

Net research and development expenses for the six months ended June 30, 2024 decreased 10.5% as compared to the six months ended June 30, 2023. The decrease in net research and development expenses is primarily related to a reduction in resources allocated to the battery performance solutions product category.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)
Selling, general and administrative expenses	$39,410	$38,418	$(992)
Percentage of product revenues	10.5%	10.3%

Selling, general and administrative expenses for the three months ended June 30, 2024 increased 2.6% as compared to the three months ended June 30, 2023. The increase in selling, general and administrative expenses is primarily related to higher compensation expenses.

Below is a summary of our selling, general and administrative expenses, in thousands, for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)
Selling, general and administrative expenses	$80,131	$75,460	$(4,671)
Percentage of product revenues	11.0%	10.3%

Selling, general and administrative expenses for the six months ended June 30, 2024 increased 6.2% as compared to the six months ended June 30, 2023. The increase in selling, general and administrative expenses is primarily related to higher compensation expenses and increased investment in information technology.

Restructuring Expenses

Below is a summary of our restructuring expenses, in thousands, for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)
Restructuring expenses	$2,442	$1,044	$(1,398)

During the three months ended June 30, 2024, the Company recognized expenses of $2.1 million for employee separation costs and $0.3 million for other costs. These restructuring expenses primarily related to discrete restructuring actions focused on the reduction of global overhead expenses and achieving our Fit-for-Growth 2.0 objectives. See Note 3, “Restructuring,” to the consolidated condensed financial statements included in this Report for additional information.

During the three months ended June 30, 2023, the Company recognized expenses of $0.3 million for employee separation costs and $0.7 million for other costs. These restructuring expenses primarily related to discrete restructuring actions focused on the reduction of global overhead expenses.

Below is a summary of our restructuring expenses, in thousands, for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)
Restructuring expenses	$9,680	$2,313	$(7,367)

During the six months ended June 30, 2024, the Company recognized expenses of $8.9 million for employee separation costs and $0.8 million for other costs. These restructuring expenses primarily related to discrete restructuring actions focused on the reduction of global overhead expenses and achieving our Fit-for-Growth 2.0 objectives. See Note 3, “Restructuring,” to the consolidated condensed financial statements included in this Report for additional information.

During the six months ended June 30, 2023, the Company recognized expenses of $1.5 million for employee separation costs and $0.8 million for other costs. These restructuring expenses primarily related to discrete restructuring actions focused on the reduction of global overhead expenses.

Impairment of Goodwill

Below is a summary of our impairment of goodwill, in thousands, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)
Impairment of goodwill	$—	$19,509	$19,509

	Six Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)
Impairment of goodwill	$—	$19,509	$19,509

Impairment of goodwill for the three and six months ended June 30, 2023 related to the Medical reporting unit.

Interest Expense, net

Below is a summary of our interest expense, net, in thousands, for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)
Interest expense, net	$(4,002)	$(1,932)	$(2,070)

Interest expense, net for the three months ended June 30, 2024 increased 107.1% as compared to the three months ended June 30, 2023. The increase is primarily related to higher interest rates on outstanding borrowings under the Revolving Credit Facility.

Below is a summary of our interest expense, net, in thousands, for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)
Interest expense, net	$(7,246)	$(6,076)	$(1,170)

Interest expense, net for the six months ended June 30, 2024 increased 19.3% as compared to the six months ended June 30, 2023. The increase is primarily related to higher interest rates on outstanding borrowings under the Revolving Credit Facility.

Foreign Currency (Loss) Gain

Below is a summary of our foreign currency (loss) gain, in thousands, for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)
Foreign currency (loss) gain	$(282)	$346	$(628)

Foreign currency loss for the three months ended June 30, 2024 included net realized foreign currency loss of $0.8 million and net unrealized foreign currency gain of $0.5 million.

Foreign currency gain for the three months ended June 30, 2023 primarily included net realized foreign currency loss of $0.4 million and net unrealized foreign currency gain of $0.7 million.

Below is a summary of our foreign currency gain (loss), in thousands, for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)
Foreign currency gain (loss)	$2,267	$(1,723)	$3,990

Foreign currency gain for the six months ended June 30, 2024 included net realized foreign currency loss of $0.1 million and net unrealized foreign currency gain of $2.4 million.

Foreign currency loss for the six months ended June 30, 2023 primarily included net realized foreign currency gain of $3.4 million and net unrealized foreign currency loss of $5.1 million.

Other (Loss) Income

Below is a summary of our other (loss) income, in thousands, for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)
Other (loss) income	$(284)	$556	$(840)

Other (loss) income for the three months ended June 30, 2024 decreased as compared to the three months ended June 30, 2023. The decrease in other income is due to an increase in miscellaneous expenses.

Below is a summary of our other income, in thousands, for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)
Other income	$689	$786	$(97)

Other (loss) income for the six months ended June 30, 2024 decreased as compared to the six months ended June 30, 2023. The decrease in other income is due to an increase in miscellaneous expenses, partially offset by an increase in the fair value of our investment in Carrar Ltd. due to observable transactions.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)
Income tax expense	$9,544	$4,842	$(4,702)

Income tax expense was $9.5 million for the three months ended June 30, 2024, on earnings before income tax of $28.4 million, representing an effective tax rate of 33.6%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, the quarterly accrual for uncertain tax positions. and the unfavorable impact of the global intangible low-tax income (“GILTI”), partially offset by certain favorable tax effects of equity vesting.

Income tax expense was $4.8 million for the three months ended June 30, 2023 on earnings before income tax of $3.3 million, representing an effective tax rate of 147.1%. The pre-tax earnings included the effect of an impairment loss of $19.5 million with a tax benefit of $2.4 million. Adjusted for the impairment impacts, the effective rate was 31.9%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of the tax benefit related to the impairment loss, income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, the unfavorable impact of the GILTI and an impact related to legal entity restructuring, partially offset by the impact of research and development credits in various jurisdictions.

Below is a summary of our income tax expense, in thousands, for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)
Income tax expense	$13,086	$8,570	$(4,516)

Income tax expense was $13.1 million for the six months ended June 30, 2024, on earnings before income tax of $46.7 million, representing an effective tax rate of 28.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, the quarterly accrual for uncertain tax positions. and the unfavorable impact of the GILTI, partially offset by a one-time benefit related to the Alfmeier acquisition.

Income tax expense was $8.6 million for the six months ended June 30, 2023 on earnings before income tax of $15.0 million, representing an effective tax rate of 57.2%. The pre-tax earnings included the effect of an impairment loss of $19.5 million with a tax benefit of $2.4 million. Adjusted for the impairment impacts, the effective rate was 31.9%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the impact of the tax benefit related to the impairment loss, impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, the unfavorable impact of the GILTI, the increase of accruals for uncertain tax positions and an impact related to legal entity restructuring, partially offset by the impact of research and development credits in various jurisdictions and certain favorable tax effects of equity vesting.

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

As of June 30, 2024, the Company had $123.5 million of cash and cash equivalents and $278.0 million of availability under our Second Amended and Restated Credit Agreement. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of June 30, 2024, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $80.0 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents, borrowings available under our Second Amended and Restated Credit Agreement and receivables factoring arrangements, and cash flows from operations will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The following table represents our cash and cash equivalents, in thousands:

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents at beginning of period	$149,673	$153,891
Net cash provided by operating activities	26,824	58,612
Net cash used in investing activities	(24,680)	(6,776)
Net cash used in financing activities	(21,777)	(39,356)
Foreign currency effect on cash and cash equivalents	(6,574)	2,300
Cash and cash equivalents at end of period	$123,466	$168,671

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $26.8 million during the six months ended June 30, 2024 primarily reflecting $39.3 million for non-cash charges for depreciation, amortization, stock-based compensation, provision for inventory and deferred income taxes and net income of $33.7 million, partially offset by $45.2 million related to changes in assets and liabilities, $0.9 million of other, and $0.1 million non-cash gain on disposition of property and equipment.

Cash Flows From Investing Activities

Net cash used in investing activities was $24.7 million during the six months ended June 30, 2024, reflecting purchases of property and equipment of $30.7 million and investments in technology companies of $0.2 million, partially offset by proceeds from deferred purchase price of factored receivables of $6.2 million.

Cash Flows From Financing Activities

Net cash used in financing activities was $21.8 million during the six months ended June 30, 2024, reflecting $35.4 million of debt repayments, $21.7 million paid to repurchase Common Stock and $2.4 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year, partially offset by the borrowing on debt of $35.0 million and the proceeds from the exercise of Common Stock options totaling $2.7 million.

Debt

The following table summarizes the Company’s debt, in thousands, as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
Revolving Credit Facility (U.S. Dollar denominations)	6.82%	$222,000	6.58%	$222,000
Other loans	—	—	3.90%	233
Finance leases	3.49%	402	3.53%	605
Total debt		222,402		222,838
Current maturities		(268)		(621)
Long-term debt, less current maturities		$222,134		$222,217

Credit Agreement

Gentherm, together with certain of its subsidiaries, maintain a revolving credit note (the “Revolving Credit Facility”) under its Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent. The Second Amended and Restated Credit Agreement was entered into on June 10, 2022 and amended and restated in its entirety the Amended and Restated Credit Agreement dated June 27, 2019, by and among Gentherm, certain of its direct and indirect subsidiaries, the lenders party thereto and the Agent. The Second Amended and Restated Credit Agreement has a maximum borrowing capacity of $500 million and matures on June 10, 2027. The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. As of June 30, 2024, the Company was in compliance, in all material respects, with the terms of the Second Amended and Restated Credit Agreement.

Finance Leases

As of June 30, 2024 and December 31, 2023, there was $0.4 million and $0.6 million, respectively, of outstanding finance leases.

Other Sources of Liquidity

The Company is party to receivable factoring agreements with unrelated third parties under which we can sell receivables for certain account debtors, on a revolving basis, subject to outstanding balances and concentration limits. The receivable factoring agreements are transferred in their entirety to the acquiring entities and are accounted for as a sale. Some of the agreements have deferred purchase price arrangements. As of June 30, 2024, there were $7.0 million available under the receivable factoring agreements.

Material Cash Requirements

In September 2023, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. As of June 30, 2024, the Company expects to incur total costs of between $12 million and $16 million, of which between $11 million and $15 million are expected to be cash expenditures. The Company has recorded $2.6 million of restructuring expenses since the inception of this program as of June 30, 2024. See Note 3, “Restructuring,” to the consolidated condensed financial statements included in this Report for additional information.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended June 30, 2024. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

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

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts that can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk. The Company records the ineffective portion of foreign currency and copper commodity hedging instruments, if any, to cost of sales, and the ineffective portion of interest rate swaps, if any, to interest expense, net in the consolidated condensed statements of income (loss). Cash flows associated with derivatives are reported in net cash provided by operating activities in the consolidated condensed statements of cash flows.

Information related to the fair values of all derivative instruments in the consolidated condensed balance sheet as of June 30, 2024 is set forth in Note 10, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

Interest Rate Sensitivity

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations, excluding finance leases. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2024	2025	2026	2027	2028	2029	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate	$—	$—	$—	$222,000	$—	$—	$222,000	$222,000
Variable interest rate as of June 30, 2024				6.82%			6.82%

Based on the amounts outstanding as of June 30, 2024, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $2.2 million. To hedge the Company's exposure to interest payment fluctuations on a portion of these borrowings, we entered into a floating-to-fixed interest rate swap agreement with a notional amount of $100.0 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2024	2025	Total	Fair Value
USD Functional Currency
Exchange Agreements:
(Receive MXN / Pay USD)
Total contract amount	$34,369	$35,006	$69,375	$2,756
Average contract rate	19.20	19.28	19.24

The table below presents the potential gain and loss in fair value for the foreign currency derivative contracts from a hypothetical 10% change in quoted currency exchange rates.

	June 30, 2024		December 31, 2023
Exchange Rate Sensitivity	Potential loss in fair value	Potential gain in fair value	Potential loss in fair value	Potential gain in fair value
Exchange Agreement:(Receive MXN / Pay USD)	$4,556	$7,034	$7,179	$9,798

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there was no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended June 30, 2024.

ITEM 1A. RISK FACTORS

The Company’s risk factors have not materially changed from those previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. You should carefully consider the risks and uncertainties described therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Second Quarter 2024

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024	—	$—	—	$37,490,518
May 1, 2024 to May 31, 2024	182,419	$51.48	182,419	$28,099,630
June 1, 2024 to June 30, 2024	197,425	$53.74	197,425	$150,000,000	[a]

(a)
With the expiration of the 2020 Stock Repurchase Program on June 30, 2024 followed immediately by the commencement of the 2024 Stock Repurchase Program, the Company is authorized to repurchase up to $150 million of its issued and outstanding Common Stock as of June 30, 2024. The 2020 Stock Repurchase Program had $17.5 million of repurchase authorization remaining at the time of expiration. For further information, see Note 12, "Equity," to the notes to the consolidated condensed financial statements included in this Report.

ITEM 5. OTHER INFORMATION

Trading Plans – Directors and Section 16 Officers

During the three months ended June 30, 2024, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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

Date: July 31, 2024

/s/ MATTEO ANVERSA
Matteo Anversa
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 31, 2024