Form 10-Q
period 2024-09-30
GENTHERM Inc
filed 2024-10-30
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

At October 25, 2024, there were 30,979,767 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$150,581	$149,673
Accounts receivable, net	270,913	253,579
Inventory:
Raw materials	141,547	126,013
Work in process	20,116	15,704
Finished goods	72,083	64,175
Inventory, net	233,746	205,892
Other current assets	81,711	78,420
Total current assets	736,951	687,564
Property and equipment, net	253,531	245,234
Goodwill	104,839	104,073
Other intangible assets, net	61,067	66,482
Operating lease right-of-use assets	29,366	27,358
Deferred income tax assets	81,923	81,930
Other non-current assets	30,502	21,730
Total assets	$1,298,179	$1,234,371
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$254,555	$215,827
Current lease liabilities	7,038	7,700
Current maturities of long-term debt	210	621
Other current liabilities	103,647	100,805
Total current liabilities	365,450	324,953
Long-term debt, less current maturities	222,104	222,217
Non-current lease liabilities	21,929	16,175
Pension benefit obligation	2,805	3,209
Other non-current liabilities	25,182	23,095
Total liabilities	$637,470	$589,649
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 30,976,821 and 31,542,001 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	10,698	50,503
Paid-in capital	4,552	—
Accumulated other comprehensive loss	(35,021)	(30,160)
Accumulated earnings	680,480	624,379
Total shareholders’ equity	660,709	644,722
Total liabilities and shareholders’ equity	$1,298,179	$1,234,371

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenues	$371,512	$366,195	$1,103,210	$1,102,143
Cost of sales	276,639	279,985	822,883	846,815
Gross margin	94,873	86,210	280,327	255,328
Operating expenses:
Net research and development expenses	23,013	23,150	67,619	72,991
Selling, general and administrative expenses	36,861	38,220	116,992	113,680
Restructuring expenses, net	2,662	1,099	12,342	3,412
Impairment of goodwill	—	—	—	19,509
Total operating expenses	62,536	62,469	196,953	209,592
Operating income	32,337	23,741	83,374	45,736
Interest expense, net	(4,710)	(3,368)	(11,956)	(9,444)
Foreign currency (loss) gain	(8,480)	2,107	(6,213)	384
Other income	263	272	952	1,058
Earnings before income tax	19,410	22,752	66,157	37,734
Income tax expense	3,445	6,908	16,531	15,478
Net income	$15,965	$15,844	$49,626	$22,256
Basic earnings per share	$0.51	$0.48	$1.58	$0.67
Diluted earnings per share	$0.51	$0.48	$1.57	$0.67
Weighted average number of shares – basic	31,187	32,944	31,421	33,049
Weighted average number of shares – diluted	31,365	33,196	31,605	33,311

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$15,965	$15,844	$49,626	$22,256
Other comprehensive income (loss):
Pension benefit obligations	17	4	50	12
Foreign currency translation adjustments	22,438	(16,456)	3,446	(11,789)
Unrealized (loss) gain on foreign currency derivative securities, net of tax	(1,777)	(2,090)	(8,357)	2,311
Other comprehensive income (loss), net of tax	20,678	(18,542)	(4,861)	(9,466)
Comprehensive income (loss)	$36,643	$(2,698)	$44,765	$12,790

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net income	$49,626	$22,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,085	38,531
Deferred income taxes	1,568	(3,017)
Stock based compensation	10,291	8,451
(Gain) loss on disposition of property and equipment	(1,702)	873
Provisions for inventory	502	6,597
Impairment of goodwill	—	19,509
Other	(1,057)	81
Changes in assets and liabilities:
Accounts receivable, net	(16,179)	(19,813)
Inventory	(27,826)	3,733
Other assets	(35,959)	(19,218)
Accounts payable	38,501	32,158
Other liabilities	15,239	(10,099)
Net cash provided by operating activities	73,089	80,042
Investing Activities:
Purchases of property and equipment	(50,354)	(26,526)
Proceeds from the sale of property and equipment	7,537	72
Proceeds from deferred purchase price of factored receivables	10,266	10,139
Cost of technology investments	(590)	(630)
Net cash used in investing activities	(33,141)	(16,945)
Financing Activities:
Borrowings on debt	53,000	—
Repayments of debt	(53,520)	(27,166)
Proceeds from the exercise of Common Stock options	4,650	263
Taxes withheld and paid on employees' stock based compensation	(3,157)	(2,754)
Cash paid for the repurchase of Common Stock	(41,578)	(31,094)
Net cash used in financing activities	(40,605)	(60,751)
Foreign currency effect	1,565	(1,883)
Net increase in cash and cash equivalents	908	463
Cash and cash equivalents at beginning of period	149,673	153,891
Cash and cash equivalents at end of period	$150,581	$154,354
Supplemental disclosure of cash flow information:
Cash paid for taxes	$19,470	$18,893
Cash paid for interest	10,022	9,737
Non-Cash Investing Activities:
Period-end balance of accounts payable for property and equipment	$7,646	$4,501
Deferred purchase price of receivables factored in the period	9,276	11,344

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2023	31,542	$50,503	$—	$(30,160)	$624,379	$644,722
Net income	—	—	—	—	14,785	14,785
Other comprehensive loss	—	—	—	(15,035)	—	(15,035)
Stock based compensation, net	87	2,766	—	—	(179)	2,587
Stock repurchase	—	—	—	—	—	—
Balance at March 31, 2024	31,629	53,269	—	(45,195)	638,985	647,059
Net income	—	—	—	—	18,876	18,876
Other comprehensive loss	—	—	—	(10,504)	—	(10,504)
Stock based compensation, net	69	5,555	(396)	—	—	5,159
Stock repurchase	(380)	(32,285)	5,345	—	6,654	(20,286)
Balance at June 30, 2024	31,318	26,539	4,949	(55,699)	664,515	640,304
Net income	—	—	—	—	15,965	15,965
Other comprehensive income	—	—	—	20,678	—	20,678
Stock based compensation, net	64	4,442	(397)	—	—	4,045
Stock repurchase	(406)	(20,283)	—	—	—	(20,283)
Balance at September 30, 2024	30,976	$10,698	$4,552	$(35,021)	$680,480	$660,709

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2022	33,202	$122,658	$5,447	$(46,489)	$590,657	$672,273
Net income	—	—	—	—	7,963	7,963
Other comprehensive income	—	—	—	10,388	—	10,388
Stock based compensation, net	94	(241)	(68)	—	—	(309)
Stock repurchase	(169)	(9,997)	—	—	—	(9,997)
Balance at March 31, 2023	33,127	112,420	5,379	(36,101)	598,620	680,318
Net loss	—	—	—	—	(1,551)	(1,551)
Other comprehensive loss	—	—	—	(1,312)	—	(1,312)
Stock based compensation, net	28	3,101	—	—	—	3,101
Stock repurchase	(167)	(9,996)	—	—	—	(9,996)
Balance at June 30, 2023	32,988	105,525	5,379	(37,413)	597,069	670,560
Net income	—	—	—	—	15,844	15,844
Other comprehensive loss	—	—	—	(18,542)	—	(18,542)
Stock based compensation, net	2	3,291	—	—	—	3,291
Stock repurchase	(195)	(11,101)	—	—	—	(11,101)
Balance at September 30, 2023	32,795	$97,715	$5,379	$(55,955)	$612,913	$660,052

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

Variable Interest Entities

The Company maintains an ownership interest in a VIE, Carrar Ltd. (“Carrar”). Carrar is a technology developer of advanced thermal management systems for the electric mobility market. The Company determined that Carrar is a VIE; however, the Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of the investment. Therefore, the Company has concluded that it is not the primary beneficiary. Gentherm’s investment in Carrar is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. During the nine months ended September 30, 2024, we recognized an increase in the fair value of our investment in Carrar of $1,097 in other income in the consolidated condensed statements of income due to observable transactions. The Carrar investment was $3,897 and $2,800 as of September 30, 2024 and December 31, 2023, respectively, and is recorded in other non-current assets in the consolidated condensed balance sheets.

Revenue Recognition

The Company has no material contract assets or contract liabilities as of September 30, 2024.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefits of those costs are expected to be realized for a period greater than one year. Total capitalized costs to obtain a contract were $11,050 and $7,305 as of September 30, 2024 and December 31, 2023, respectively. These amounts are recorded in other non-current assets in the consolidated condensed balance sheets and are being amortized into product revenues in the consolidated condensed statements of income over the expected production life of the applicable program.

Note 2 – New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board. New ASUs effective in 2024 through September 30, 2024 were assessed and determined to be either not applicable or not expected to have a significant impact on the Company's consolidated condensed financial statements.

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

During the three months ended September 30, 2024, the Company completed the sale of our Greenville, South Carolina manufacturing facility, resulting in a gain on sale of $1,686. The gain on sale was recorded as a reduction of restructuring expenses, net in the consolidated condensed statements of income.

During the three and nine months ended September 30, 2024, the Company recognized restructuring expense of $287 and $1,773, respectively, for employee separation costs and $251 and $638, respectively, for other costs, including the gain on sale of the Greenville facility.

During the three and nine months ended September 30, 2023, the Company did not recognize any material amounts of restructuring expense.

As of September 30, 2024, the Company has recorded $4,794 of restructuring expenses related to employee severance, retention termination costs, accelerated depreciation of fixed assets and other transition costs since the inception of this program. The actions under this 2023 Plan are expected to be substantially completed by the end of 2025. The Company expects to incur less than $1,000 of additional restructuring costs for the 2023 Plan.

Other Restructuring Actions

The Company has undertaken several discrete restructuring actions in an effort to optimize its cost structure.

During the three and nine months ended September 30, 2024, the Company’s Automotive segment recognized $787 and $6,150, respectively, for employee separation costs related to structural cost reductions impacting the Company’s global salaried workforce. These cost reductions are connected to Fit-for-Growth 2.0.

During the three and nine months ended September 30, 2024, the Company’s Automotive segment recognized $60 and $1,965, respectively, for employee separation costs and $0 and $29, respectively, for other costs related to the relocation of electronic component manufacturing in Germany to a manufacturing facility in China.

During the three and nine months ended September 30, 2024, the Company recognized $661 and $780, respectively, for employee separation costs and $616 and $1,007, respectively, for other costs related to all other restructuring actions. These other restructuring actions are focused on the reduction of global overhead costs.

The Company expects to incur less than $1,000 of additional restructuring costs for the other restructuring actions that have been approved as of September 30, 2024.

During the three and nine months ended September 30, 2023, the Company recognized $1,099 and $2,642, respectively, for employee separation costs and $0 and $770, respectively, for other costs. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to best cost locations and the reduction of global overhead costs.

Restructuring Expenses, Net By Reporting Segment

The following table summarizes restructuring expenses, net for the three and nine months ended September 30, 2024 and 2023 by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Automotive	$2,662	$852	$11,470	$2,222
Medical	—	—	20	—
Corporate	—	247	852	1,190
Total	$2,662	$1,099	$12,342	$3,412

Restructuring Liability

Restructuring liabilities are classified as other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring liability for the nine months ended September 30, 2024:

	Employee Separation Costs	Other Related Costs, Net	Total
Balance at December 31, 2023	$2,150	$—	$2,150
Additions, charged to restructuring expenses, net	6,771	467	7,238
Cash payments	(1,762)	(380)	(2,142)
Non-cash utilization	—	(87)	(87)
Currency translation	(19)	—	(19)
Balance at March 31, 2024	$7,140	$—	$7,140
Additions, charged to restructuring expenses, net	2,102	340	2,442
Cash payments	(2,762)	(246)	(3,008)
Non-cash utilization	—	(94)	(94)
Currency translation	(21)	—	(21)
Balance at June 30, 2024	$6,459	$—	$6,459
Additions, charged to restructuring expenses, net	1,795	867	2,662
Cash (payments) receipts	(3,536)	74	(3,462)
Non-cash utilization	—	(941)	(941)
Currency translation	100	—	100
Balance at September 30, 2024	$4,818	$—	$4,818

Note 4 – Details of Certain Balance Sheet Components

	September 30, 2024	December 31, 2023
Other current assets:
Income tax and other tax receivable	$24,472	$16,017
Billable tooling	19,778	16,877
Notes receivable	10,781	18,226
Prepaid expenses	10,131	7,889
Receivables due from factor	10,064	4,422
Short-term derivative financial instruments	901	10,717
Other	5,584	4,272
Total other current assets	$81,711	$78,420
Other current liabilities:
Accrued employee liabilities	$42,523	$43,176
Income tax and other taxes payable	22,466	19,327
Liabilities from discounts and rebates	20,926	22,916
Restructuring	4,818	2,150
Accrued warranty	3,801	3,945
Other	9,113	9,291
Total other current liabilities	$103,647	$100,805

Note 5 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2024 was as follows:

	Automotive	Medical	Total
Balance as of December 31, 2023	$76,696	$27,377	$104,073
Currency translation and other	567	199	766
Balance as of September 30, 2024	$77,263	$27,576	$104,839

The Company’s cumulative goodwill impairment expense since inception was $19,509 as of September 30, 2024 and December 31, 2023, which includes Gentherm’s goodwill impairment of the Medical reporting unit in 2023.

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024				December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived:
Customer relationships	$114,113	$(75,432)	$—	$38,681	$115,465	$(73,737)	$41,728
Technology	46,254	(31,424)	—	14,830	45,861	(29,317)	16,544
Product development costs	19,646	(19,485)	—	161	19,434	(19,270)	164
Software development	1,007	(151)	—	856	1,007	—	1,007
Indefinite-lived:
Tradenames	7,069	—	(530)	6,539	7,039	—	7,039
Total	$188,089	$(126,492)	$(530)	$61,067	$188,806	$(122,324)	$66,482

In addition to annual impairment testing, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore would require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. During the three and nine months ended September 30, 2024, we recorded a non-cash impairment charge of $0 and $530, respectively, for one of our tradenames within the Medical segment. We are not presently aware of any other events or circumstances that would require us to revise the carrying value of our goodwill or other intangible assets as of September 30, 2024.

Note 6 – Debt

The following table summarizes the Company’s debt as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
Revolving Credit Facility (U.S. Dollar denominations)	6.07%	$222,000	6.58%	$222,000
Other loans	—	—	3.90%	233
Finance leases	3.50%	314	3.53%	605
Total debt		222,314		222,838
Current maturities		(210)		(621)
Long-term debt, less current maturities		$222,104		$222,217

Credit Agreement

On June 10, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A., as administrative agent (the “Agent”).

The Second Amended and Restated Credit Agreement provides for a $500,000 secured revolving credit facility (the “Revolving Credit Facility”), with a $50,000 sublimit for swing line loans and a $15,000 sublimit for the issuance of standby letters of credit. Any amount of the facility utilized for swing line loans or letters of credit outstanding will reduce the amount available under the Second Amended and Restated Credit Agreement. The Company had no outstanding letters of credit issued as of September 30, 2024 and December 31, 2023.

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

The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Second Amended and Restated Credit Agreement also contains customary events of default. As of September 30, 2024, the Company was in compliance, in all material respects, with the terms of the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement additionally contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the Revolving Credit Facility may be accelerated and may become immediately due and payable.

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

Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and the maximum Consolidated Net Leverage Ratio as of the end of any fiscal quarter. Based upon consolidated EBITDA for the trailing four fiscal quarters calculated for purposes of the Consolidated Net Leverage Ratio, $278,000 remained available as of September 30, 2024 for additional borrowings under the Second Amended and Restated Credit Agreement subject to specified conditions that Gentherm currently satisfies.

In connection with the Second Amended and Restated Credit Agreement, the Company incurred debt issuance costs of $1,520, which have been capitalized and are being amortized into interest expense, net over the term of the Revolving Credit Facility.

The scheduled principal maturities of our debt as of September 30, 2024 were as follows:

	U.S. Revolving Note	Other Debt	Total
2024	$—	$—	$—
2025	—	78	78
2026	—	236	236
2027	222,000	—	222,000
2028	—	—	—
2029	—	—	—
Total	$222,000	$314	$222,314

Note 7 – Commitments and Contingencies

Legal and other contingencies

The Company is subject to various legal actions and claims in the ordinary course of its business, which may include those arising out of breach of contracts, intellectual property rights, environmental matters, regulatory matters and employment-related matters. The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters outstanding as of September 30, 2024 will not have a material adverse effect on its results of operations or financial position. Product liability and warranty reserves are recorded separately from legal reserves.

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

The following is a reconciliation of the changes in accrued warranty costs:

	Nine Months Ended September 30,
	2024	2023
Balance at the beginning of the period	$3,945	$2,380
Warranty claims paid	(4,882)	(1,979)
Warranty expense for products shipped during the current period	4,017	3,311
Adjustments to warranty estimates from prior periods	725	(434)
Adjustments due to currency translation	(4)	(72)
Balance at the end of the period	$3,801	$3,206

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

Under this program, the Company and supplier initially agree on the contractual payment terms for the goods to be procured for the Company in the ordinary course. A supplier’s participation in this program is voluntary and does not impact its contractual payment terms with the Company, including the payment amount and timing of when payments are due. A participating supplier has the sole discretion to determine whether to sell one or more invoices, if any, to the Service Provider in exchange for payment by the Service Provider on an earlier date than provided for in the contract with the Company. Amounts due to participating suppliers are included in accounts payable in the consolidated condensed balance sheets until the Company makes payment to the Service Provider, even though the payment of such amount will be made to the supplier at an earlier date by the Service Provider. As of September 30, 2024, the Company had outstanding payment obligations to participating suppliers of $29,097 confirmed under the program. Payments of the Company’s obligations to the Service Provider are reported as operating cash flows in the consolidated condensed statements of cash flows.

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

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$15,965	$15,844	$49,626	$22,256

Basic weighted average shares of Common Stock outstanding	31,186,867	32,944,386	31,420,826	33,049,097
Dilutive effect of stock options, restricted stock awards and restricted stock units	178,182	251,614	184,376	261,504
Diluted weighted average shares of Common Stock outstanding	31,365,049	33,196,000	31,605,202	33,310,601

Basic earnings per share	$0.51	$0.48	$1.58	$0.67
Diluted earnings per share	$0.51	$0.48	$1.57	$0.67

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

Information related to the recurring fair value measurement of derivative instruments in the consolidated condensed balance sheet as of September 30, 2024 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Assets/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$63,714	Other current assets	$—	Other current liabilities	$490	$(490)
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Level 2	$100,000	Other current assets	$901	Other current liabilities	$—	$901

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

Information relating to the effect of derivative instruments on the consolidated condensed statements of income and the consolidated condensed statements of comprehensive income (loss) is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location (Income/(Loss))	2024	2023	2024	2023
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Cost of sales – income	$(455)	$2,771	$5,817	$5,814
	Other comprehensive (loss) income	(2,272)	(2,673)	(10,685)	2,915
Total foreign currency derivatives		$(2,727)	$98	$(4,868)	$8,729

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest (expense) income, net	$(1,157)	$62	$(1,161)	$734
Total interest rate derivatives		$(1,157)	$62	$(1,161)	$734

The Company did not incur any hedge ineffectiveness during the three and nine months ended September 30, 2024 and 2023.

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

Receivables factored and availability under receivables factoring agreements balances as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Receivables factored and outstanding	$15,722	$18,532
Amount available under the credit limit	—	5,891
Collective factoring limit (a)	$15,722	$24,423
(a)
During the three months ended September 30, 2024, the factoring agreements the Company was party to either expired or were terminated. As of September 30, 2024 there were remaining receivables factored and outstanding that will be collected in the future, however, no further factoring can occur under these factoring agreements.

Trade receivables sold and factoring fees incurred during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Trade receivables sold	$27,885	$35,115	$98,761	$111,915
Factoring fees incurred	186	221	564	588

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative instruments (see Note 10) and pension plan assets, the Company had no material financial assets and liabilities that were carried at fair value at September 30, 2024 and December 31, 2023. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. During the year ended December 31, 2023, the Company utilized a third-party to assist in the Level 3 fair value estimates of other intangible assets for acquisitions and goodwill of the Medical reporting unit. The estimated fair values of these assets were based on third-party valuations and management’s estimates, generally utilizing income and market approaches. As of September 30, 2024, and December 31, 2023, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of September 30, 2024, and December 31, 2023, the carrying values of the indebtedness under the Company’s Second Amended and Restated Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).

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

During the nine months ended September 30, 2024, the Company repurchased $20,000 under the 2020 Stock Repurchase Program with an average price paid per share of $52.65. The 2020 Stock Repurchase Program had $17,491 of repurchase authorization remaining at the time of expiration.

On November 1, 2023, following the above-noted extension, the Company entered into a Confirmation of Issuer Forward Repurchase Transaction agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) that provided for the Company to purchase shares of Common Stock in an aggregate amount of $60,000 (the “ASR Repurchase Amount”) under the 2020 Stock Repurchase Program.

Under the terms of the ASR Agreement, on November 2, 2023, the Company paid $60,000 to Bank of America for an initial purchase of approximately 1.22 million shares of Common Stock, representing 80% of ASR Repurchase Amount. The final settlement date occurred in the second quarter of 2024. During the nine months ended September 30, 2024, the Company paid $286 in cash as the final settlement of the ASR Agreement.

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

During the three months ended September 30, 2024, the Company repurchased $19,883 under the 2024 Stock Repurchase Program with an average price paid per share of $48.97. The 2024 Stock Repurchase Program had $130,117 of repurchase authorization remaining as of September 30, 2024.

Stock repurchases are subject to excise tax, subject to specified exclusions and adjustments. Excise tax of $400 was charged to common stock for the three and nine months ended September 30, 2024.

Note 13 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting accumulated other comprehensive loss during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at June 30, 2024	$(978)	$(53,822)	$(899)		$(55,699)
Other comprehensive income (loss) before reclassifications	—	22,691	(1,754)		20,937
Income tax effect of other comprehensive income (loss) before reclassifications	—	(253)	382		129
Amounts reclassified from accumulated other comprehensive loss into net income	24	—	(518)	[a]	(494)
Income taxes reclassified into net income	(7)	—	113		106
Net current period other comprehensive income (loss)	17	22,438	(1,777)		20,678
Balance at September 30, 2024	$(961)	$(31,384)	$(2,676)		$(35,021)
(a)
The amounts reclassified from accumulated other comprehensive loss were included in cost of sales in the consolidated condensed statements of income.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at June 30, 2023	$(1,059)	$(43,602)	$7,248		$(37,413)
Other comprehensive (loss) income before reclassifications	—	(16,321)	98		(16,223)
Income tax effect of other comprehensive (loss) income before reclassifications	—	(135)	(21)		(156)
Amounts reclassified from accumulated other comprehensive loss into net income	5	—	(2,771)	[a]	(2,766)
Income taxes reclassified into net income	(1)	—	604		603
Net current period other comprehensive income (loss)	4	(16,456)	(2,090)		(18,542)
Balance at September 30, 2023	$(1,055)	$(60,058)	$5,158		$(55,955)
(a)
The amounts reclassified from accumulated other comprehensive loss were included in cost of sales in the consolidated condensed statements of income.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2023	$(1,011)	$(34,830)	$5,681		$(30,160)
Other comprehensive income (loss) before reclassifications	—	3,446	(1,948)		1,498
Income tax effect of other comprehensive income (loss) before reclassifications	—	—	424		424
Amounts reclassified from accumulated other comprehensive loss into net income	69	—	(8,737)	[a]	(8,668)
Income taxes reclassified into net income	(19)	—	1,904		1,885
Net current period other comprehensive income (loss)	50	3,446	(8,357)		(4,861)
Balance at September 30, 2024	$(961)	$(31,384)	$(2,676)		$(35,021)
(a)
The amounts reclassified from accumulated other comprehensive loss were included in cost of sales in the consolidated condensed statements of income.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2022	$(1,067)	$(48,269)	$2,847		$(46,489)
Other comprehensive (loss) income before reclassifications	—	(11,741)	8,729		(3,012)
Income tax effect of other comprehensive (loss) income before reclassifications	—	(48)	(1,901)		(1,949)
Amounts reclassified from accumulated other comprehensive loss into net income	17	—	(5,814)	[a]	(5,797)
Income taxes reclassified into net income	(5)	—	1,297		1,292
Net current period other comprehensive income (loss)	12	(11,789)	2,311		(9,466)
Balance at September 30, 2023	$(1,055)	$(60,058)	$5,158		$(55,955)
(a)
The amounts reclassified from accumulated other comprehensive loss were included in cost of sales in the consolidated condensed statements of income.

The Company expects that substantially all of the existing gains and losses related to foreign currency derivatives reported in accumulated other comprehensive loss as of September 30, 2024 to be reclassified into earnings during the next twelve months. See Note 10 for additional information about derivative financial instruments and the effects from reclassification to net income.

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2024 and 2023, is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax expense	$3,445	$6,908	$16,531	$15,478
Earnings before income tax	$19,410	$22,752	$66,157	$37,734
Effective tax rate	17.7%	30.4%	25.0%	41.0%

Income tax expense was $3,445 for the three months ended September 30, 2024 on earnings before income tax of $19,410, representing an effective tax rate of 17.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, the release of the uncertain tax position reserve accrual due to tax audit settlement, a partial valuation allowance release in the U.S. related to its capital loss carryforward, and favorable tax effects of equity vesting, partially offset by the unfavorable impact of the global intangible low-tax income (“GILTI”).

Income tax expense was $6,908 for the three months ended September 30, 2023 on earnings before income tax of $22,752, representing an effective tax rate of 30.4%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of the GILTI, partially offset by the impact of the release of accruals for uncertain tax positions.

Income tax expense was $16,531 for the nine months ended September 30, 2024 on earnings before income tax of $66,157, representing an effective tax rate of 25.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of the GILTI, partially offset by favorable tax effects of equity vesting, a partial valuation allowance release in the U.S. related to its capital loss carryforward and a one-time benefit related to the Alfmeier acquisition.

Income tax expense was $15,478 for the nine months ended September 30, 2023 on earnings before income tax of $37,734, representing an effective tax rate of 41.0%. The pre-tax earnings included the effect of an impairment loss of $19,509 with a tax benefit of $2,255. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of the GILTI, partially offset by the impact of research and development credits in various jurisdictions, certain favorable tax effects of equity vesting and the release of accruals for uncertain tax positions.

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

The tables below present segment information about the reported product revenues, depreciation and amortization and operating income (loss) of the Company for the three and nine months ended September 30, 2024 and 2023.

Three Months Ended September 30,	Automotive	Medical	Corporate	Total
2024
Product revenues	$358,804	$12,708	$—	$371,512
Depreciation and amortization	12,118	870	364	13,352
Operating income (loss)	54,520	479	(22,662)	32,337
2023
Product revenues	$354,782	$11,413	$—	$366,195
Depreciation and amortization	11,399	882	173	12,454
Operating income (loss)	41,690	(805)	(17,144)	23,741

Nine Months Ended September 30,	Automotive	Medical	Corporate	Total
2024
Product revenues	$1,067,444	$35,766	$—	$1,103,210
Depreciation and amortization	36,343	2,622	1,120	40,085
Operating income (loss)	153,894	274	(70,794)	83,374
2023
Product revenues	$1,069,007	$33,136	$—	$1,102,143
Depreciation and amortization	34,910	2,756	865	38,531
Operating income (loss)	126,630	(21,838)	(59,056)	45,736

Automotive and Medical segment product revenues by product category for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Climate Control Seat	$115,498	$124,905	$352,789	$360,868
Seat Heaters	72,982	77,238	227,114	231,132
Lumbar and Massage Comfort Solutions	48,970	33,260	133,090	109,602
Steering Wheel Heaters	44,711	39,861	126,939	115,166
Valve Systems	26,082	27,830	81,974	82,516
Automotive Cables	16,834	19,668	57,185	60,131
Battery Performance Solutions	16,869	17,242	46,540	57,138
Electronics	10,862	10,163	26,218	30,456
Other Automotive	5,996	4,615	15,595	21,998
Subtotal Automotive segment	358,804	354,782	1,067,444	1,069,007
Medical segment	12,708	11,413	35,766	33,136
Total Company	$371,512	$366,195	$1,103,210	$1,102,143

Total product revenues information by geographic area for the three and nine months ended September 30, 2024 and 2023 is as follows (based on shipment destination):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$127,869	$134,588	$380,681	$414,359
China	54,791	61,004	162,476	161,530
Germany	26,394	24,456	81,635	77,007
South Korea	22,487	27,369	78,341	86,102
Czech Republic	20,830	16,684	60,520	51,706
Slovakia	13,970	13,828	41,870	39,797
Japan	13,370	10,946	40,562	35,254
Romania	13,069	16,906	40,299	44,995
Mexico	10,783	8,286	32,621	29,558
United Kingdom	9,674	15,251	31,480	34,701
Other	58,275	36,877	152,725	127,134
Total Non-U.S.	243,643	231,607	722,529	687,784
Total Company	$371,512	$366,195	$1,103,210	$1,102,143

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as: the expected light vehicle production in the Company’s key markets; the impact of macroeconomic and geopolitical conditions; the components and our execution of our updated strategic plan and 2023 manufacturing footprint rationalization restructuring plan; long-term consumer and technological trends in the automotive industry and our related market opportunity for our existing and new products and technologies; the competitive landscape; the impact of global tax reform legislation; the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs; and our ability to finance sufficient working capital. Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. The forward-looking statements included in this Report are made as of the date hereof or as of the date specified herein and are based on management’s reasonable expectations and beliefs. In making these statements we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we consider appropriate under the circumstances. Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent reports filed with or furnished to the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements. In addition, with reasonable frequency, we have entered into business combinations, acquisitions, divestitures, strategic investments and other significant transactions. Such forward-looking statements do not include the potential impact of any such transactions that may be completed after the date hereof, each of which may present material risks to the Company’s future business and financial results. Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated condensed financial statements and related notes thereto included elsewhere in this Report and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Gentherm Incorporated is the global market leader of innovative thermal management and pneumatic comfort technologies for the automotive industry and a leader in medical patient temperature management. Automotive products include variable temperature Climate Control Seats®, heated automotive interior systems (including heated seats, steering wheels, armrests and other components), battery performance solutions, cable systems, lumbar and massage comfort solutions, fuel management valves and other valves for brake and engine systems, and other electronic devices. Our automotive products can be found on vehicles manufactured by nearly all the major original equipment manufacturers ("OEMs") operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Medical products include patient temperature management systems. Our medical products can be found in hospitals throughout the world, primarily in the U.S., China, Germany and Brazil. The Company is also developing a number of new technologies and products that will help enable improvements to existing products, improve health, wellness and patient outcomes and will lead to new product applications for existing and new and adjacent markets.

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

We have a global manufacturing footprint that enables us to serve our customers in the regions they operate and shift production between regions to remain competitive. In recent years there have been various ongoing geopolitical conflicts, such as the current conflicts between Russia and Ukraine, and in the Middle East, heightened tensions in the Red Sea, and potential tensions in the South China Sea. These conflicts have interrupted ocean freight shipping and if prolonged or intensified, could have a substantial adverse effect on our financial results. We, like other manufacturers, have a high proportion of fixed structural costs, and therefore relatively small changes in industry vehicle production have and may continue to have a substantial effect on our financial results. If industry vehicle sales were to decline to levels significantly below our planning assumption, the decline could have a substantial adverse effect on our financial condition, results of operations, and cash flow.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework. The effective dates for different aspects of the directive are January 1, 2024 and January 1, 2025. The aspects of the directive that were effective as of January 1, 2024 did not have a material impact on the Company’s financial statements. Further, the Company does not expect the remaining aspects to have a material impact to the Company’s financial statements. The Company will continue to evaluate the potential impact on future periods of these tax regulations.

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

During the three months ended September 30, 2024, the Company completed the sale of our Greenville, South Carolina manufacturing facility, resulting in a gain on sale of $1.7 million. The gain on sale was recorded as a reduction of restructuring expenses, net in the consolidated condensed statements of income.

During the three and nine months ended September 30, 2024, the Company recognized restructuring expense of $0.3 million and $1.8 million, respectively, for employee separation costs and $0.2 million and $0.6 million, respectively, for other costs, including the gain on sale of the Greenville facility.

See Note 3, “Restructuring,” to the notes to the consolidated condensed financial statements included in this Report for additional information related to this plan.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm S&P Global Mobility (October 2024 release), global light vehicle production in the three and nine months ended September 30, 2024 in the Company’s key markets of North America, Europe, China, Japan and Korea, as compared to the three and nine months ended September 30, 2023, are shown below (in millions of units):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
North America	3.8	3.9	(4.7)%	11.8	11.9	(0.8)%
Europe	3.7	3.9	(6.1)%	12.8	13.3	(3.5)%
Greater China	7.4	7.6	(2.7)%	20.6	20.2	2.0%
Japan / South Korea	2.9	3.1	(6.2)%	8.8	9.4	(6.7)%
Total light vehicle production volume in key markets	17.7	18.6	(4.5)%	54.1	54.9	(1.4)%

The S&P Global Mobility (October 2024 release) forecasted light vehicle production volume in the Company’s key markets for full year 2024 to decrease to 73.9 million units, a 2.1% decrease from full year 2023 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts have been and may continue to be significantly different from period to period due to changes in macroeconomic and geopolitical conditions or matters specific to the automotive industry. Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of S&P Global Mobility or other third-party sources.

Automotive New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the third quarter of 2024, we secured automotive new business awards totaling $600 million. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that automotive new business awards are an indicator of future revenue. Automotive new business awards are not projections of revenue or future business as of September 30, 2024, the date of this Report or any other date. Customer projections regularly change over time, and we do not update our calculation of any automotive new business award after the date initially communicated. Automotive new business awards in the third quarter 2024 also do not reflect, in particular, the impact of macroeconomic and geopolitical challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements” above.

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

During the nine months ended September 30, 2024, the Company repurchased $20.0 million under the 2020 Stock Repurchase Program with an average price paid per share of $52.65. The 2020 Stock Repurchase Program had $17.5 million of repurchase authorization remaining at the time of expiration.

On November 1, 2023, following the above-noted extension, the Company entered into a Confirmation of Issuer Forward Repurchase Transaction agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) that provided for the Company to purchase shares of Common Stock in an aggregate amount of $60.0 million (the “ASR Repurchase Amount”) under the 2020 Stock Repurchase Program.

Under the terms of the ASR Agreement, on November 2, 2023, the Company paid $60.0 million to Bank of America for an initial purchase of approximately 1.22 million shares of Common Stock, representing 80% of ASR Repurchase Amount. The final settlement date occurred in the second quarter of 2024. During the nine months ended September 30, 2024, the Company paid $0.3 million in cash as the final settlement of the ASR Agreement.

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

During the nine months ended September 30, 2024, the Company repurchased $19.9 million under the 2024 Stock Repurchase Program with an average price paid per share of $48.97. The 2024 Stock Repurchase Program had $130.1 million of repurchase authorization remaining as of September 30, 2024.

Stock repurchases are subject to excise tax, subject to specified exclusions and adjustments. Excise tax of $0.4 million was charged to common stock for the three and nine months ended September 30, 2024.

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

Consolidated Results of Operations

The results of operations for the three and nine months ended September 30, 2024 and 2023, in thousands, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)	2024	2023	Favorable / (Unfavorable)
Product revenues	$371,512	$366,195	$5,317	$1,103,210	$1,102,143	$1,067
Cost of sales	276,639	279,985	3,346	822,883	846,815	23,932
Gross margin	94,873	86,210	8,663	280,327	255,328	24,999
Operating expenses:
Net research and development expenses	23,013	23,150	137	67,619	72,991	5,372
Selling, general and administrative expenses	36,861	38,220	1,359	116,992	113,680	(3,312)
Restructuring expenses, net	2,662	1,099	(1,563)	12,342	3,412	(8,930)
Impairment of goodwill	—	—	—	—	19,509	19,509
Total operating expenses	62,536	62,469	(67)	196,953	209,592	12,639
Operating income	32,337	23,741	8,596	83,374	45,736	37,638
Interest expense, net	(4,710)	(3,368)	(1,342)	(11,956)	(9,444)	(2,512)
Foreign currency (loss) gain	(8,480)	2,107	(10,587)	(6,213)	384	(6,597)
Other income	263	272	(9)	952	1,058	(106)
Earnings before income tax	19,410	22,752	(3,342)	66,157	37,734	28,423
Income tax expense	3,445	6,908	3,463	16,531	15,478	(1,053)
Net income	$15,965	$15,844	$121	$49,626	$22,256	$27,370

Product revenues by product category, in thousands, for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Climate Control Seat	$115,498	$124,905	$(9,407)	(7.5)%	$352,789	$360,868	$(8,079)	(2.2)%
Seat Heaters	72,982	77,238	(4,256)	(5.5)%	227,114	231,132	(4,018)	(1.7)%
Lumbar and Massage Comfort Solutions	48,970	33,260	15,710	47.2%	133,090	109,602	23,488	21.4%
Steering Wheel Heaters	44,711	39,861	4,850	12.2%	126,939	115,166	11,773	10.2%
Valve Systems	26,082	27,830	(1,748)	(6.3)%	81,974	82,516	(542)	(0.7)%
Automotive Cables	16,834	19,668	(2,834)	(14.4)%	57,185	60,131	(2,946)	(4.9)%
Battery Performance Solutions	16,869	17,242	(373)	(2.2)%	46,540	57,138	(10,598)	(18.5)%
Electronics	10,862	10,163	699	6.9%	26,218	30,456	(4,238)	(13.9)%
Other Automotive	5,996	4,615	1,381	29.9%	15,595	21,998	(6,403)	(29.1)%
Subtotal Automotive segment	358,804	354,782	4,022	1.1%	1,067,444	1,069,007	(1,563)	(0.1)%
Medical segment	12,708	11,413	1,295	11.3%	35,766	33,136	2,630	7.9%
Total Company	$371,512	$366,195	$5,317	1.5%	$1,103,210	$1,102,143	$1,067	0.1%

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Variance Due To:
	2024	2023	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing / Other	Total
Product revenues	$371,512	$366,195	$5,317	$1,720	$1,599	$1,998	$5,317

Product revenues for the three months ended September 30, 2024 increased 1.5% as compared to the three months ended September 30, 2023. The increase in product revenues is due to favorable pricing, favorable automotive volumes, and favorable foreign currency impacts primarily attributable to the Euro and the Chinese Renminbi, partially offset by unfavorable foreign currency impacts primarily attributable to the Korean Won.

Below is a summary of our product revenues, in thousands, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,			Variance Due To:
	2024	2023	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing / Other	Total
Product revenues	$1,103,210	$1,102,143	$1,067	$9,169	$(5,134)	$(2,968)	$1,067

Product revenues for the nine months ended September 30, 2024 increased 0.1% as compared to the nine months ended September 30, 2023. The increase in product revenues is due to favorable automotive volumes, partially offset by unfavorable pricing, lower cost recoveries from customers and unfavorable foreign currency impacts primarily attributable to the Chinese Renminbi, the Korean Won and the Japanese Yen.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Variance Due To:
	2024	2023	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$276,639	$279,985	$3,346	$(1,909)	$10,170	$1,719	$(6,634)	$3,346
Gross margin	$94,873	$86,210	$8,663	$(189)	$12,852	$3,318	$(7,318)	$8,663
Gross margin - Percentage of product revenues	25.5%	23.5%

Cost of sales for the three months ended September 30, 2024 decreased 1.2% as compared to the three months ended September 30, 2023. The decrease in cost of sales is primarily due to Fit-for-Growth 2.0 initiatives including supplier cost reductions and value engineering activities, as well as the impact of non-automotive inventory charges in the prior-year period and favorable foreign currency impacts primarily attributable to the Mexican Peso and the Ukranian Hryvnia. These decreases were partially offset by higher automotive volumes, start-up costs from our new plants in Tangier, Morocco and Monterrey, Mexico and unfavorable foreign currency impacts primarily attributable to the Euro and the Chinese Renminbi.

Below is a summary of our cost of sales and gross margin, in thousands, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,			Variance Due To:
	2024	2023	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$822,883	$846,815	$23,932	$(7,889)	$42,595	$2,441	$(13,215)	$23,932
Gross margin	$280,327	$255,328	$24,999	$1,280	$44,359	$(2,693)	$(17,947)	$24,999
Gross margin - Percentage of product revenues	25.4%	23.2%

Cost of sales for the nine months ended September 30, 2024 decreased 2.8% as compared to the nine months ended September 30, 2023. The decrease in cost of sales is primarily due to Fit-for-Growth 2.0 initiatives including supplier cost reductions and value engineering activities, as well as the impact of non-automotive inventory charges in the prior-year period and favorable foreign currency impacts primarily attributable to the Chinese Renminbi. These decreases were partially offset by higher automotive volumes, start-up costs from our new plants in Tangier, Morocco and Monterrey, Mexico and unfavorable foreign currency impacts primarily attributable to the Euro and the Mexican Peso.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)
Research and development expenses	$32,248	$32,298	$50
Reimbursed research and development expenses	(9,235)	(9,148)	87
Net research and development expenses	$23,013	$23,150	$137
Percentage of product revenues	6.2%	6.3%

Net research and development expenses for the three months ended September 30, 2024 were relatively unchanged as compared to the three months ended September 30, 2023.

Below is a summary of our net research and development expenses, in thousands, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)
Research and development expenses	$89,093	$94,784	$5,691
Reimbursed research and development expenses	(21,474)	(21,793)	(319)
Net research and development expenses	$67,619	$72,991	$5,372
Percentage of product revenues	6.1%	6.6%

Net research and development expenses for the nine months ended September 30, 2024 decreased 7.4% as compared to the nine months ended September 30, 2023. The decrease in net research and development expenses is primarily related to a reduction in resources allocated to the battery performance solutions product category.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)
Selling, general and administrative expenses	$36,861	$38,220	$1,359
Percentage of product revenues	9.9%	10.4%

Selling, general and administrative expenses for the three months ended September 30, 2024 decreased 3.6% as compared to the three months ended September 30, 2023. The decrease in selling, general and administrative expenses is primarily related to acquisition and integration expenses in the prior year.

Below is a summary of our selling, general and administrative expenses, in thousands, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)
Selling, general and administrative expenses	$116,992	$113,680	$(3,312)
Percentage of product revenues	10.6%	10.3%

Selling, general and administrative expenses for the nine months ended September 30, 2024 increased 2.9% as compared to the nine months ended September 30, 2023. The increase in selling, general and administrative expenses is primarily related to higher compensation expenses and increased investment in information technology, partially offset by acquisition and integration expenses in the prior year.

Restructuring Expenses, net

Below is a summary of our restructuring expenses, net, in thousands, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)
Restructuring expenses, net	$2,662	$1,099	$(1,563)

During the three months ended September 30, 2024, the Company recognized expenses of $1.8 million for employee separation costs and $2.6 million for other costs, partially offset by $1.7 million of gain on sale of our Greenville, North Carolina facility. These restructuring expenses primarily related to discrete restructuring actions focused on the reduction of global overhead expenses and achieving our Fit-for-Growth 2.0 objectives. See Note 3, “Restructuring,” to the consolidated condensed financial statements included in this Report for additional information.

During the three months ended September 30, 2023, the Company recognized expenses of $1.1 million for employee separation costs and $0 million for other costs. These restructuring expenses primarily relate to discrete restructuring actions focused on the reduction of global overhead expenses.

Below is a summary of our restructuring expenses, net, in thousands, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)
Restructuring expenses, net	$12,342	$3,412	$(8,930)

During the nine months ended September 30, 2024, the Company recognized expenses of $10.7 million for employee separation costs and $3.4 million for other costs, partially offset by $1.7 million of gain on sale of our Greenville, North Carolina facility. These restructuring expenses primarily related to discrete restructuring actions focused on the reduction of global overhead expenses and achieving our Fit-for-Growth 2.0 objectives. See Note 3, “Restructuring,” to the consolidated condensed financial statements included in this Report for additional information.

During the nine months ended September 30, 2023, the Company recognized expenses of $2.6 million for employee separation costs and $0.8 million for other costs. These restructuring expenses primarily related to discrete restructuring actions focused on the reduction of global overhead expenses.

Impairment of Goodwill

Below is a summary of our impairment of goodwill, in thousands, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)
Impairment of goodwill	$—	$—	$—

	Nine Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)
Impairment of goodwill	$—	$19,509	$19,509

Impairment of goodwill for the nine months ended September 30, 2023 related to the Medical reporting unit.

Interest Expense, net

Below is a summary of our interest expense, net, in thousands, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)
Interest expense, net	$(4,710)	$(3,368)	$(1,342)

Interest expense, net for the three months ended September 30, 2024 increased 39.8% as compared to the three months ended September 30, 2023. The increase is primarily related to carrying a higher balance of outstanding borrowings under the Revolving Credit Facility and the impact from the change in fair value of the interest rate swap derivative, partially offset by lower interest rates.

Below is a summary of our interest expense, net, in thousands, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)
Interest expense, net	$(11,956)	$(9,444)	$(2,512)

Interest expense, net for the nine months ended September 30, 2024 increased 26.6% as compared to the nine months ended September 30, 2023. The increase is primarily related to carrying a higher balance of outstanding borrowings under the Revolving Credit Facility and the impact from the change in fair value of the interest rate swap derivative.

Foreign Currency (Loss) Gain

Below is a summary of our foreign currency (loss) gain, in thousands, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)
Foreign currency (loss) gain	$(8,480)	$2,107	$(10,587)

Foreign currency loss for the three months ended September 30, 2024 included net realized foreign currency gain of $0.1 million and net unrealized foreign currency loss of $8.6 million.

Foreign currency gain for the three months ended September 30, 2023 included net realized foreign currency gain of $1.2 million and net unrealized foreign currency gain of $0.9 million.

Below is a summary of our foreign currency (loss) gain, in thousands, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)
Foreign currency (loss) gain	$(6,213)	$384	$(6,597)

Foreign currency loss for the nine months ended September 30, 2024 included net unrealized foreign currency loss of $6.2 million.

Foreign currency gain for the nine months ended September 30, 2023 included net realized foreign currency gain of $4.6 million and net unrealized foreign currency loss of $4.2 million.

Other Income

Below is a summary of our other income, in thousands, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)
Other income	$263	$272	$(9)

Other income for the three months ended September 30, 2024 decreased as compared to the three months ended September 30, 2023. The decrease in other income is due to an increase in miscellaneous expenses.

Below is a summary of our other income, in thousands, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)
Other income	$952	$1,058	$(106)

Other income for the nine months ended September 30, 2024 decreased as compared to the nine months ended September 30, 2023. The decrease in other income is due to an increase in miscellaneous expenses, partially offset by an increase in the fair value of our investment in Carrar Ltd. due to observable transactions.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)
Income tax expense	$3,445	$6,908	$3,463

Income tax expense was $3.4 million for the three months ended September 30, 2024, on earnings before income tax of $19.4 million, representing an effective tax rate of 17.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, the release of the uncertain tax position reserve accrual due to tax audit settlement, partial valuation allowance release in the U.S. related to its capital loss carryforward, and favorable tax effects of equity vesting, partially offset by the unfavorable impact of the global intangible low-tax income (“GILTI”).

Income tax expense was $6.9 million for the three months ended September 30, 2023 on earnings before income tax of $22.8 million, representing an effective tax rate of 30.4%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of the GILTI, partially offset by the impact of the release of accruals for uncertain tax positions.

Below is a summary of our income tax expense, in thousands, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)
Income tax expense	$16,531	$15,478	$(1,053)

Income tax expense was $16.5 million for the nine months ended September 30, 2024, on earnings before income tax of $66.2 million, representing an effective tax rate of 25.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of the GILTI, partially offset by favorable tax effects of equity vesting, a partial valuation allowance release in the U.S. related to its capital loss carryforward and a one-time benefit related to the Alfmeier acquisition.

Income tax expense was $15.5 million for the nine months ended September 30, 2023 on earnings before income tax of $37.7 million, representing an effective tax rate of 41.0%. The pre-tax earnings included the effect of an impairment loss of $19.5 million with a tax benefit of $2.3 million. Adjusted for the impairment impacts, the effective rate was 31.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of the GILTI, partially offset by the impact of research and development credits in various jurisdictions, certain favorable tax effects of equity vesting and the release of accruals for uncertain tax positions.

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

As of September 30, 2024, the Company had $150.6 million of cash and cash equivalents and $278.0 million of availability under our Second Amended and Restated Credit Agreement. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of September 30, 2024, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $109.0 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents, borrowings available under our Second Amended and Restated Credit Agreement, and cash flows from operations will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The following table represents our cash and cash equivalents, in thousands:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents at beginning of period	$149,673	$153,891
Net cash provided by operating activities	73,089	80,042
Net cash used in investing activities	(33,141)	(16,945)
Net cash used in financing activities	(40,605)	(60,751)
Foreign currency effect on cash and cash equivalents	1,565	(1,883)
Cash and cash equivalents at end of period	$150,581	$154,354

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $73.1 million during the nine months ended September 30, 2024 primarily reflecting $50.7 million for non-cash charges for depreciation, amortization, stock based compensation, gain on disposition of property and equipment, provision for inventory and deferred income taxes and net income of $49.6 million, partially offset by $26.2 million related to changes in assets and liabilities, and $1.0 million of other.

Cash Flows From Investing Activities

Net cash used in investing activities was $33.1 million during the nine months ended September 30, 2024, reflecting purchases of property and equipment of $50.3 million and investments in technology companies of $0.6 million, partially offset by proceeds from deferred purchase price of factored receivables of $10.3 million and proceeds from the sale of property and equipment of $7.5 million.

Cash Flows From Financing Activities

Net cash used in financing activities was $40.6 million during the nine months ended September 30, 2024, reflecting $53.5 million of debt repayments, $41.6 million paid to repurchase Common Stock and $3.2 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year, partially offset by the borrowing on debt of $53.0 million and the proceeds from the exercise of Common Stock options totaling $4.7 million.

Debt

The following table summarizes the Company’s debt, in thousands, as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
Revolving Credit Facility (U.S. Dollar denominations)	6.07%	$222,000	6.58%	$222,000
Other loans	—	—	3.90%	233
Finance leases	3.50%	314	3.53%	605
Total debt		222,314		222,838
Current maturities		(210)		(621)
Long-term debt, less current maturities		$222,104		$222,217

Credit Agreement

Gentherm, together with certain of its subsidiaries, maintain a revolving credit note (the “Revolving Credit Facility”) under its Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent. The Second Amended and Restated Credit Agreement was entered into on June 10, 2022 and amended and restated in its entirety the Amended and Restated Credit Agreement dated June 27, 2019, by and among Gentherm, certain of its direct and indirect subsidiaries, the lenders party thereto and the Agent. The Second Amended and Restated Credit Agreement has a maximum borrowing capacity of $500 million and matures on June 10, 2027. The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. As of September 30, 2024, the Company was in compliance, in all material respects, with the terms of the Second Amended and Restated Credit Agreement.

Finance Leases

As of September 30, 2024 and December 31, 2023, there was $0.3 million and $0.6 million, respectively, of outstanding finance leases.

Other Sources of Liquidity

The Company was party to receivable factoring agreements with unrelated third parties under which we could sell receivables for certain account debtors, on a revolving basis, subject to outstanding balances and concentration limits. The receivable factoring agreements are transferred in their entirety to the acquiring entities and are accounted for as a sale. Some of the agreements have deferred purchase price arrangements. As of September 30, 2024, there was no availability for new factoring under the receivable factoring agreements as the factoring agreements the Company was party to either expired or were terminated during the three months ended September 30, 2024.

Material Cash Requirements

In September 2023, the Company committed to a restructuring plan to improve the Company’s manufacturing productivity and rationalize its footprint. The Company expects to incur less than $1.0 million of additional restructuring costs for the 2023 Plan. See Note 3, “Restructuring,” to the consolidated condensed financial statements included in this Report for additional information related to this plan.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended September 30, 2024. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

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

Information related to the fair values of all derivative instruments in the consolidated condensed balance sheet as of September 30, 2024 is set forth in Note 10, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

Interest Rate Sensitivity

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations, excluding finance leases. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2024	2025	2026	2027	2028	2029	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate	$—	$—	$—	$222,000	$—	$—	$222,000	$222,000
Variable interest rate as of September 30, 2024				6.07%			6.07%

Based on the amounts outstanding as of September 30, 2024, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $2.2 million. To hedge the Company's exposure to interest payment fluctuations on a portion of these borrowings, we entered into a floating-to-fixed interest rate swap agreement with a notional amount of $100.0 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2024	2025	Total	Fair Value
USD Functional Currency
Exchange Agreements:
(Receive MXN / Pay USD)
Total contract amount	$19,477	$44,237	$63,714	$(490)
Average contract rate	19.25	19.33	19.30

The table below presents the potential gain and loss in fair value for the foreign currency derivative contracts from a hypothetical 10% change in quoted currency exchange rates.

	September 30, 2024		December 31, 2023
Exchange Rate Sensitivity	Potential loss in fair value	Potential gain in fair value	Potential loss in fair value	Potential gain in fair value
Exchange Agreement:(Receive MXN / Pay USD)	$3,732	$4,857	$7,179	$9,798

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there was no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended September 30, 2024.

ITEM 1A. RISK FACTORS

The Company’s risk factors have not materially changed from those previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. You should carefully consider the risks and uncertainties described therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Third Quarter 2024

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2024 to July 31, 2024	—	$—	—	$150,000,000
August 1, 2024 to August 31, 2024	198,862	$50.29	198,862	$140,000,038
September 1, 2024 to September 30, 2024	207,159	$47.71	207,159	$130,117,303
(a)
In June 2024, the Board of Directors authorized a new stock repurchase program (the “2024 Stock Repurchase Program”) to commence upon expiration of the 2020 Stock Repurchase Program on June 30, 2024. Under the 2024 Stock Repurchase Program, the Company is authorized to repurchase up to $150 million of its issued and outstanding Common Stock. For further information, see Note 12, "Equity," to the notes to the consolidated condensed financial statements included in this Report.

ITEM 5. OTHER INFORMATION

Trading Plans – Directors and Section 16 Officers

During the three months ended September 30, 2024, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – Interim CFO	X
32.1*	Section 906 Certification – CEO	X
32.2*	Section 906 Certification – Interim CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Date File – the cover page XBRL tags are embedded within the Inline XBRL document	X

* Documents are furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ PHILLIP EYLER
Phillip Eyler
President and Chief Executive Officer, Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date: October 30, 2024